Form 10-Q
period 2004-07-04
EnerSys
filed 2004-09-09
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number:  001-32253

ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2366 Bernville Road Reading, Pennsylvania	19605
(Address of principal executive offices)	(Zip Code)

(610) 208-1991
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  YES     ☒  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES     ☒  NO

The number of shares of Common Stock outstanding as of September 9, 2004: 45,945,559

ENERSYS

INDEX – FORM 10-Q

ENERSYS

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	July 4, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,785	$17,207
Accounts receivable, net	237,208	227,752
Inventories, net	138,413	131,712
Deferred taxes	24,969	24,616
Prepaid expenses	13,349	17,873
Other current assets	6,752	4,543

Total current assets	434,476	423,703

Property, plant, and equipment, net	278,180	284,850
Goodwill	307,315	306,825
Other intangible assets, net	75,484	75,495
Deferred taxes	26,028	26,025
Other	33,792	34,170

Total assets	$1,155,275	$1,151,068
Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$10,703	$2,712
Current portion of long-term debt	6,974	7,014
Current portion of capital lease obligations	2,184	2,150
Accounts payable	100,844	113,043
Accrued expenses	164,294	163,717
Deferred taxes	338	340

Total current liabilities	285,337	288,976

Long-term debt	495,250	496,200
Capital lease obligations	2,703	3,227
Deferred taxes	61,578	60,952
Other liabilities	60,758	62,411

Total liabilities	905,626	911,766

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.01 par value, 2,500,000 shares authorized, 665,883 shares issued and outstanding	7	7
Class A Common Stock, $0.01 par value, 135,000,000 shares authorized, 11,014,421 shares issued and outstanding	110	110
Class B Common Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	188,959	188,766
Retained earnings (deficit)	188	(8,839)
Accumulated other comprehensive income	60,385	59,258

Total stockholders’ equity	249,649	239,302

Total liabilities and stockholders’ equity	$1,155,275	$1,151,068

See accompanying notes.

ENERSYS

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three months ended
	July 4, 2004	June 29, 2003

Net sales	$263,261	$218,265
Cost of goods sold	196,543	165,709

Gross profit	66,718	52,556

Operating expenses	44,187	40,055
Amortization expense	16	12

Operating earnings	22,515	12,489
Interest expense	7,439	5,130
Other expense (income), net	717	(2,000)

Earnings before income taxes	14,359	9,359

Income tax expense	5,332	3,559

Net earnings	$9,027	$5,800
Series A convertible preferred stock dividends	(8,155)	(5,643)

Net earnings available to common shareholders	$872	$157

Net earnings per common share:
Basic	$0.08	$0.01
Diluted	$0.08	$0.01

Weighted-average shares of common stock outstanding:
Basic	11,014,421	11,014,421
Diluted	11,516,868	11,157,306

See accompanying notes.

ENERSYS

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three months ended
	July 4, 2004	June 29, 2003
Cash flows from operating activities
Net earnings	$9,027	$5,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,178	9,861
Provision for doubtful accounts	165	95
Provision for deferred taxes, less amounts related to restructuring	(289)	(227)
Accretion of discount on notes payable	—	1,105
Option liability gain	—	(26)
Stock-based compensation	193	—
Loss (gain) on disposal of fixed assets	365	(56)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(10,461)	6,144
Inventory	(7,152)	(3,143)
Prepaid expenses and other current assets	2,140	(1,196)
Other assets	165	339
Accounts payable	(10,939)	(10,484)
Accrued expenses	1,469	3,221
Other liabilities	(104)	(144)
Net cash (used in) provided by operating activities	(5,243)	11,289

Cash flows from investing activities
Capital expenditures	(7,776)	(4,615)
Proceeds from disposal of property, plant, and equipment	3,506	146
Net cash used in investing activities	(4,270)	(4,469)

Cash flows from financing activities
Net increase in short-term debt	7,653	566
Payments of long-term debt	(990)	(69)
Payments of capital lease obligations, net	(527)	(455)
Net cash provided by financing activities	6,136	42

Effect of exchange rate changes on cash	(45)	213
Net (decrease) increase in cash	(3,422)	7,075
Cash and cash equivalents at beginning of period	17,207	44,296
Cash and cash equivalents at end of period	$13,785	$51,371

See accompanying notes.

ENERSYS

Consolidated Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Three months ended
	July 4, 2004	June 29, 2003
Net income	$9,027	$5,800
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivative instruments	978	(141)
Foreign currency translation adjustments	149	6,112

Total comprehensive income	$10,154	$11,771

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of EnerSys (the Company) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all the information and notes required for audited financial statements.  In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Prospectus dated July 29, 2004, which forms part of the Company’s Registration Statement (SEC File No. 333-115553) on Form S-1, as amended (the Company’s Prospectus).  The results of operations for the first quarter of 2004 are not necessarily indicative of the results to be expected for the full year.  The accompanying interim consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States.

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31.  The four fiscal quarters in 2005 end on July 4, 2004, October 3, 2004, January 2, 2005 and March 31, 2005, respectively.  The four fiscal quarters in 2004 ended on June 29, 2003, September 28, 2003, December 28, 2003 and March 31, 2004.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits.  The revisions to SFAS No. 132 are intended to improve financial statement disclosures for defined benefit plans and was initiated in 2003 in response to concerns raised by investors and other users of financial statements, about the need for greater transparency of pension information.  In particular, the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs, and other relevant quantitative and qualitative information.  The guidance is effective for fiscal years ending after December 15, 2003.  The Company has complied with these revised disclosure requirements.  See Note 8.

In January 2003, the FASB issued Financial Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51 and in December 2003 a revised interpretation (FIN 46R) was issued.  The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and how to determine when and which business enterprise (the primary beneficiary) should consolidate the variable interest entity.  This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest entity, make additional disclosures.  The adoption of FIN 46 and FIN 46R did not have an impact on the Company’s financial position and results of operations.

NOTE 3: INVENTORIES

Inventories, net consist of:

	July 4, 2004	March 31, 2004
Raw Materials	$36,308	$32,003
Work-in-Process	45,441	36,670
Finished Goods	56,664	63,039
	$138,413	$131,712

NOTE 4: DERIVATIVE FINANCIAL INSTRUMENTS

The following table includes the Company’s interest rate swaps as of July 4, 2004 and June 29, 2003.  These interest rate swaps are designated as cash flow hedges and, therefore, changes in their fair value, net of tax, are recorded in accumulated other comprehensive income.

Notional Amount	Origination Date	Maturity Date	Fixed Interest Rate Paid		Variable Interest Rate Received	Fair Value at July 4, 2004	Fair Value at June 29, 2003
$60,000	02/22/01	02/22/08	5.16%		3-month LIBOR	$(3,051)	$(6,007)
60,000	05/05/04	05/05/08	3.68	% (1)	3-month LIBOR	288	NA
$120,000						$(2,763)	$(6,007)

(1)          Fixed interest rate paid is 2.85% in year one, 3.15% in year two, 3.95% in year three and 4.75% in year four, which averages 3.68% for the four-year period.

The Company does not enter into derivative securities for speculative purposes, but does enter into hedging arrangements in order to reduce its exposure to fluctuations in interest rates.  The Company applies hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the Company designates each derivative as a hedge of (i) the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge); or (ii) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge).

NOTE 5: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes.  The tax provisions for the three months ended July 4, 2004 and June 29, 2003 were based on the estimated effective tax rates applicable for the full years ending March 31, 2005 and 2004, after giving effect to items specifically related to the interim periods.  The Company’s effective tax rate was 37% and 38% for the three months ended July 4, 2004 and June 29, 2003, respectively.

NOTE 6: WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold and are primarily included within accrued expenses.  Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided.  An analysis of changes in the liability for product warranties is as follows:

	Three months ended
	July 4, 2004	June 29, 2003
Balance at beginning of period	$23,249	$24,198
Current period provisions	3,560	3,155
Costs incurred	(3,425)	(2,026)
Balance at end of period	$23,384	$25,327

NOTE 7: RESTRUCTURING ACTIVITY

On March 22, 2002, the Company acquired the assets, stock and business of substantially all subsidiaries and affiliates comprising the Energy Storage Group (ESG) of Invensys PLC.  As of the acquisition date, the Company began to formulate an exit and restructuring plan for certain ESG facilities in North America and Europe.  This restructuring activity is more fully disclosed in Note 3 to the Consolidated Financial Statements included in the Company’s Prospectus dated July 29, 2004.  A rollforward of this restructuring reserve is as follows:

	Three months ended
	July 4, 2004	June 29, 2003
Balance at beginning of period	$38,344	$39,379
Costs incurred	(4,441)	(319)
Foreign currency impact and other	(726)	1,793
Balance at end of period	$33,177	$40,853

The costs incurred in the three months ended July 4, 2004 related primarily to approximately $2,400 of restructuring activity in our United Kingdom facility and approximately $1,100 of restructuring activity in our German facility.  Since inception of these aggregate restructuring reserves, $21,763 of costs have been incurred.

During the fiscal year ended March 31, 2002, the Company also decided to close and downsize certain existing manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives.  This restructuring activity is more fully described in Note 23 to the Consolidated Financial Statements included in the Company’s Prospectus dated July 29, 2004.  A rollforward of this restructuring reserve is as follows:

	Three months ended
	July 4, 2004	June 29, 2003
Balance at beginning of period	$12,063	$11,722
Costs incurred	(345)	(397)
Balance at end of period	$11,718	$11,325

Since the inception of these aggregate reserves, $11,417 of costs have been incurred.

NOTE 8: PENSIONS

The Company has adopted the disclosure requirements of SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits as is reflected in Note 14 of its Consolidated Financial Statements for the year ended March 31, 2004 included in the Company’s Prospectus dated July 29, 2004.  The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans for the three months ended July 4, 2004 and June 29, 2003:

	United States Plans		International Plans
	Three months ended		Three months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Service cost	$51	$98	$805	$714
Interest cost	124	118	101	56
Actual return on plan assets	(143)	(333)	(141)	(69)
Amortization and deferral	37	275	—	(2)
Net periodic benefit cost	$69	$158	$765	$699

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Three months ended		Three months ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Discount rate	6.0%	6.0%	5.8 – 7.0%	5.8 – 7.0%
Expected return on plan assets	9.0%	9.0%	7.8%	7.8%
Rate of compensation increase	N/A	N/A	3.5 – 3.8%	3.5 – 3.8%

The Company expects to make cash contributions of approximately $1,650 to its United States plans and $2,900 to its United Kingdom plan in fiscal year 2005.

NOTE 9:  STOCK PLANS

Under ABP No. 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended, to options granted under the stock option plan.  For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options’ vesting periods.  Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three months ended
	July 4, 2004	June 29, 2003
Net income – as reported	$872	$157
Stock-based compensation expense included in net earnings, net of tax	122	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(692)	(564)
Net income (loss) – pro forma	$302	$(407)

Net income per common share – basic – as reported	$0.08	$0.01

Net income per common share – basic – pro forma	$0.03	$0.01

Net income per common share – diluted – as reported	$0.08	$0.01

Net income per common share – diluted – pro forma	$0.03	$0.01

Weighted average fair value of options granted during the period	$2.00	$2.73

SFAS No. 123 requires the use of option-pricing models that were not developed for use in valuing employee stock options.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable.  In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

NOTE 10: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of Common Stock outstanding.  Net earnings per share – diluted reflects the potential dilution that could occur if stock options were exercised.  Weighted average common shares and common shares – diluted were as follows:

	Three months ended
	July 4, 2004	June 29, 2003
Weighted average shares of common stock outstanding	11,014,421	11,014,421
Assumed exercise of stock options, net of shares assumed reacquired	502,447	142,885
Weighted average common shares - diluted	11,516,868	11,157,306

At July 4, 2004 and June 29, 2003 there were 2,939,888 and 6,413,728 outstanding employee stock options, respectively, that are out-of-the money and therefore were excluded from the calculation of the dilutive effect of employee stock options.

NOTE 11: COMMITMENTS AND CONTINGENCIES

As more fully disclosed in Note 18 of Notes to the Consolidated Financial Statements for the year ended March 31, 2004, included in the Company’s Prospectus dated July 29, 2004, the Company is involved in litigation incidental to conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows.

NOTE 12: BUSINESS SEGMENTS

The Company has the following two reportable business segments:

The Reserve Power segment manufactures batteries used to provide backup power for the continuous operation of critical systems during power disruptions.  They include telecommunications and computer systems, such as process control and database systems.  This segment also includes aerospace and defense applications including battery power systems for combat vehicles, commercial and military aircraft and submarines.

The Motive Power segment manufactures batteries used to power mobile manufacturing, warehousing and other ground handling equipment, primarily electric industrial forklift trucks.

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Other (1)	Consolidated

Three months ended July 4, 2004:
Net Sales	$124,800	$138,461	$—	$263,261
Operating earnings (loss)	$11,285	$11,319	$(88)	$22,516

Three months ended June 29, 2003:
Net Sales	$107,360	$110,905	$—	$218,265
Operating earnings (loss)	$4,087	$8,694	$(292)	$12,489

(1)          Other includes certain corporate services.

NOTE 13: SUBSEQUENT EVENTS

On July 9, 2004, the Company effected a twenty-eight and one-half to one stock split of the Company’s common stock.  All outstanding shares of preferred stock of the Company automatically converted to common shares immediately prior to its initial public offering.  All share and per share amounts for all periods presented in the accompanying financial statements have been retroactively adjusted to give effect to the stock split.

The Company’s Registration Statement (SEC File No. 333-115553) for its initial public offering was declared effective by the Securities and Exchange Commission on July 26, 2004.  The Company’s common stock commenced trading on the New York Stock Exchange on July 30, 2004 under the trading symbol “ENS”.  The Company sold 12,500,000 shares of common stock for aggregate gross proceeds of $156,250.  In connection with the offering, the Company paid underwriters’ commissions of $10,938 and incurred offering expenses of approximately $5,600.  After deducting the underwriters’ commissions and offering expenses, the Company received net proceeds of approximately $139,712 from the offering.  The net proceeds and $1,216 of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123,015) and to prepay a portion ($17,913) of our $380,000 senior secured term loan B.  In connection with these prepayments, the Company incurred non-operating Special Charges of $6,022 for the write-off of a portion of deferred finance costs and the prepayment penalty on the senior second lien term loan.

On August 20, 2004, the Company completed a refinancing of its outstanding term loan B of $361,137 with the issuance of a new term loan B in the amount of $365,000.  This was effected through an amendment of our senior secured credit agreement which added the ability to enter into the new term loan B with a credit spread on variable interest rates of one-half of one percent lower than that on the existing term loan B.  All other terms and conditions of the agreement remained unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Reform Act of 1995 (the Reform Act) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys.  EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to stockholders.  Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.  All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.  EnerSys undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve risks, uncertainties and assumptions.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s Prospectus dated July 29, 2004, which forms part of the Company’s Registration Statement (SEC File No. 333-115553) on Form S-1, as amended (the Company’s Prospectus) and other unforeseen risks.

You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•                  general cyclical patterns of the industries in which our customers operate;

•                  the extent to which we can control our fixed and variable costs;

•                  the raw material in our products may experience significant fluctuations in market price;

•                  certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•                  risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•                  our ability to raise our selling prices to our customers when our product costs increase;

•                  the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•                  general economic conditions in the markets in which we operate;

•                  competitiveness of the battery markets in the Americas, Europe and Asia;

•                  our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•                  our ability to adequately protect our proprietary intellectual property, technology and brand names;

•                  unanticipated litigation proceedings to which we might be subject, the results of which could have a material adverse effect on us and our business;

•                  changes in our market share in the business segments and regions where we operate;

•                  our ability to implement our cost reduction initiatives successfully and improve our profitability;

•                  unanticipated quality problems associated with our products;

•                  our ability to implement business strategies, including our acquisition strategy, and restructuring plans;

•                  our acquisition strategy may not be successful in locating advantageous targets;

•                  our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•                  implementation of a new enterprise resource planning system could adversely affect our operations;

•                  our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•                  adverse changes in our short- and long-term debt levels and adverse changes in the floating interest rates under our credit facilities;

•                  our exposure to fluctuations in interest rates on our variable debt;

•                  our inability to attract and retain qualified personnel;

•                  credit risk associated with our customers, including risk of insolvency and bankruptcy; and

•                  terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to our operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on our business.

NON-GAAP MEASURES

This report contains financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). EnerSys’ management uses non-GAAP measures in their analysis of the Company’s performance.  These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP to exclude effects of special items, including significant gains or losses that are unusual in nature or are associated with our IPO and certain non-cash charges.  Management believes presentations of financial measures excluding the impact of these items provide useful supplemental information in evaluating the operating results of our business.  These disclosures should not be viewed as a substitute for net earnings determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

OVERVIEW

In August 2004, EnerSys completed an initial public offering (IPO) and issued 12,500,000 shares of our common stock at a value of $12.50 per share.  The Company’s Registration Statement (SEC File No. 333-115553) for its IPO was declared effective by the Securities and Exchange Commission on July 26, 2004.  The Company’s common stock commenced trading on the New York Stock Exchange on July 30, 2004 under the trading symbol “ENS.”  At the completion of the offering, we had 45,945,559 shares of common stock outstanding, which included 11,014,421 shares that were outstanding prior to the IPO, 22,431,138 shares of common stock converted from preferred shares, and 12,500,000 new shares issued in the IPO.  The net proceeds from the offering were approximately $139.7 million.  The net proceeds and $1.2 million of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123.0 million) and to prepay a portion ($17.9 million) of our $380.0 million senior secured term loan B.

We manufacture, market and distribute reserve power and motive power lead-acid industrial batteries and related products such as chargers, power equipment and battery accessories.  We also provide related after-market and customer-support services for lead-acid industrial batteries.  We market and sell our products globally in more than 100 countries to over 10,000 customers through a network of distributors, independent representatives and an internal sales force.

We have two business segments, reserve power and motive power:

•                  Reserve power batteries are used to provide backup power for the continuous operation of critical telecommunications and uninterruptible power systems during power disruptions.  They include telecommunications and computer systems, such as process control and database systems.  This segment also includes aerospace and defense applications including battery power systems for combat vehicles, commercial and military aircraft and submarines.

•                  Motive power batteries are used to power mobile manufacturing, warehousing and other ground handling equipment, primarily electric industrial forklift trucks.

We evaluate business segment performance based primarily upon operating earnings.  We also evaluate each business segment’s cash flow and financial position performance based upon primary working capital.  Although we monitor the three elements of primary working capital (receivables, inventory and accounts payable), our primary focus is on the total amount.  Primary working capital ratio is a calculation of the sum of trade accounts receivable, plus inventories, minus trade accounts payable divided by the trailing three-month net sales (annualized).  Primary working capital was $274.8 million (yielding a primary working capital percentage ratio of 26.1%) at July 4, 2004, and $246.4 million (yielding a primary working capital percentage ratio of 22.4%) at March 31, 2004.  We closely manage our level of working capital due to the significant impact it has on cash flow and, as a result, our level of debt.  The increase in the ratio during the quarter was primarily due to slower collections of receivables in Europe and higher levels of inventory to support shifts in the production locations of certain products.  Both of these areas remain a focus for improvement.

On a consolidated basis, we monitor daily short-term and long-term debt levels, as well as the corresponding leverage ratios (primarily using debt to EBITDA).  EBITDA is earnings before interest, income taxes, depreciation and amortization.

We operate and manage our business in three primary geographic regions of the world - the Americas, Europe and Asia.  Our business is highly decentralized with 19 manufacturing locations throughout the world.  Over half our net sales for the first quarters of fiscal 2005 and 2004 were generated outside of the Americas.

We place strong emphasis on reducing our costs in order to maintain and improve our operating earnings and corresponding margins.

RESULTS OF OPERATIONS

NET SALES

By segment

	Three months ended July 4, 2004		Three months ended June 29, 2003		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Reserve power	$124.8	47.4%	$107.4	49.2%	$17.4	16.2%
Motive power	138.5	52.6	110.9	50.8	27.6	24.9
Total	$263.3	100.0%	$218.3	100.0%	$45.0	20.6%

By region

	Three months ended July 4, 2004		Three months ended June 29, 2003		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

America	$112.8	42.8%	$96.7	44.3%	$16.1	16.6%
Europe (1)	132.9	50.5	111.1	50.9	21.8	19.6
Asia	17.6	6.7	10.5	4.8	7.1	67.6
Total	$263.3	100.0%	$218.3	100.0%	$45.0	20.6%

(1)          Includes Europe, Middle East and Africa

Net sales, excluding the effect of foreign currency translation, increased 16.4% or $35.8 million in the first quarter of fiscal 2005 over the comparable period of fiscal 2004.  This increase is attributed to customer demand for our products in all regions, improved macroeconomic factors worldwide and the inclusion of three additional operating days in the first quarter of fiscal 2005, which accounted for approximately $8.0 million of increased sales over the comparable period in fiscal 2004.

GROSS PROFIT

	Three months ended July 4, 2004		Three months ended June 29, 2003		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Gross profit	$66.7	25.3%	$52.6	24.1%	$14.1	26.8%

Gross profit, excluding the effect of foreign currency translation, increased 22.4% or $11.8 million in the first quarter of fiscal 2005 over the comparable period of fiscal 2004.  The 120 basis point increase in gross profit as a percent of net sales was achieved primarily as a result of increased fixed cost absorption due to increased production volume and our cost savings programs, partially offset by increased raw material costs.  Cost reduction programs remain a critical element of our business strategy to continue to improve efficiencies, optimize our manufacturing capacity and further increase our profitability.

OPERATING EXPENSES

	Three months ended July 4, 2004		Three months ended June 29, 2003		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Operating expenses	$44.2	16.8%	$40.1	18.4%	$4.1	10.2%

Operating expenses, excluding the effect of foreign currency translation, increased 6.7% or $2.7 million in the first quarter of fiscal 2005 over the comparable period of fiscal 2004.  The increase in operating expenses is directly related to the increase in net sales.  Selling expenses, our main component of operating expenses, were 65.8% of total operating expenses in the first quarter of fiscal 2005 compared to 67.1% of total operating expenses in the first quarter of fiscal 2004.

OPERATING EARNINGS

	Three months ended July 4, 2004		Three months ended June 29, 2003		Increase
	In Millions	Percentage of Net Sales	In Millions	Percentage of Net Sales	In Millions	Percentage

Reserve power	$11.3	9.1%	$4.1	3.8%	$7.2	176.0%
Motive power	11.3	8.2	8.7	7.8	2.6	30.0
Other	(0.1)	—	(0.3)	—	0.2	—

Total	$22.5	8.5%	$12.5	5.7%	$10.0	80.0%

Operating earnings, excluding the effect of foreign currency translation, increased 76.0% or $9.5 million in the first quarter of fiscal 2005 over the comparable period of fiscal 2004.  Operating margin increased 280 basis points in the first quarter of fiscal 2005 over the comparable period of fiscal 2004.  The improvement in operating earnings is primarily attributable to the net sales increase and cost savings initiatives, partially offset by higher raw materials costs and increased operating expenses.

INTEREST EXPENSE

Interest expense of $7.4 million in the first quarter of fiscal 2005 (net of interest income of $0.04 million) was $2.3 million higher than the $5.1 million in the first quarter of fiscal 2004.  The increase in interest expense is primarily attributable to higher debt levels in the fiscal 2005 quarter.  Our total debt was $517.8 million at July 4, 2004 as compared to $253.8 million at June 29, 2003.

This increase in debt was primarily due to the additional debt of approximately $281,000 incurred in connection with the recapitalization completed in March 2004.  Our average interest rate on borrowings in the first quarter of fiscal 2005 was 4.88% compared to 4.81% in the comparable period in fiscal 2004.  See Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2004, included in the Company’s Prospectus dated July 29, 2004, which forms part of the Company’s Registration Statement (SEC File No. 333-15553) on Form S-1, as amended (the Company’s Prospectus), for a detailed description of our debt.

OTHER (INCOME) EXPENSE, NET

The first quarter of fiscal 2005 other expense of $0.7 million consists primarily of non-operating foreign currency losses of $0.3 million and a write-off of fixed assets of $0.4 million.  The first quarter of fiscal 2004 other income of $2.0 million consists primarily of non-operating foreign currency transaction gains of $1.7 million on certain debt transactions.

EARNINGS BEFORE INCOME TAXES

First quarter of fiscal 2005 earnings before income taxes of $14.4 million (5.5% of net sales) exceeded the comparable quarter in fiscal 2004 by $5.0 million or 53.2%.  Excluding the effect of foreign currency translation, earnings before income taxes increased $4.6 million or 48.9% in the first quarter of 2005 compared with the comparable period in fiscal 2004.  This increase is primarily attributed to a significant improvement in operating margin, partially offset by higher interest expense and higher non-operating foreign currency translation losses.

INCOME TAX EXPENSE

The first quarter of fiscal 2005 effective income tax rate was 37% compared to 38% in the comparable period in fiscal 2004.

NET EARNINGS

As a result of the above, first quarter of fiscal 2005 net earnings of $9.0 million (3.4% of net sales) exceeded the first quarter of fiscal 2004 net earnings of $5.8 million (2.7% of net sales) by $3.2 million or 55.2%.  Net earnings per common share basic and diluted increased from $0.01 and $0.01, respectively, for the three months ended June 29, 2003 to $0.08 and $0.08, respectively, for the three months ended July 4, 2004.

Giving effect to the IPO as if it occurred on April 1, 2004, pro forma net earnings per common share and weighted-average share amounts for the three months ended July 4, 2004 were:

Pro forma net earnings per common share -

Basic	$0.23
Diluted	$0.23

Pro forma weighted-average shares of common stock outstanding -

Basic	45,532,715
Diluted	46,035,162

Pro forma net earnings per share excludes $1.3 million of interest expense (net of tax), which results from the assumed prepayment of debt from the proceeds of the IPO as if it occurred on April 1, 2004.  It also excludes the series A convertible preferred stock dividends of $8.2 million.

Pro forma weighted-average shares of common stock outstanding for purposes of the pro forma basic net earnings per share calculation consists of approximately 11,014,421 shares of common stock outstanding prior to the IPO, 22,018,294 shares of common stock converted from preferred shares, and 12,500,000 shares of our common stock issued initially in the IPO.

OUTLOOK

For the second quarter of our fiscal year 2005, we expect to generate pro forma net earnings per share (basic and diluted) of between $0.20 to $0.24 per share, which gives effect to our IPO as if it occurred at the beginning of our second quarter.  This excludes the impact from net earnings of $3.8 million in special charges, net of tax, ($0.08 per share) attributable to costs from prepaying certain debt of approximately $137 million in the second quarter with IPO proceeds.  Increases in lead and other commodity costs could adversely affect the results of operations for the remainder of fiscal year 2005. Net earnings per share (basic and diluted) for our second quarter of fiscal 2005 are expected to be between $0.16 to $0.20 per share.

These earnings estimates are forward-looking statements which involve risks, uncertainties and assumptions.  Our actual results may differ materially from the earnings estimates set forth above for a number of reasons.  For a list of the factors which could affect our earnings estimates see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, including “Forward-Looking Statements.”

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $5.2 million for the three months ended July 4, 2004, as compared to $11.3 million of cash provided in the comparable period in fiscal 2004.  This change was primarily due to the higher net income, offset by increases in accounts receivable and inventory.  The increases in accounts receivable and inventory in the first quarter of fiscal 2005 were driven by increased net sales and increased levels as a percent of sales.  See the “Overview” above for a discussion of a period on period comparison of primary working capital.

Investing activities used cash of $4.3 million for the three months ended July 4, 2004, as compared to cash used of $4.5 million in the comparable period in fiscal 2004.  Capital expenditures were $3.2 million higher in the first quarter of fiscal 2005, but this was offset by $3.5 million of cash provided by the sale of an idle manufacturing facility.  The higher level of capital spending was primarily related to cost savings programs in Europe and the U.S.

Financing activities provided cash of $6.1 million in the three months ended July 4, 2004, as compared to cash used of $0.04 million in the comparable period of fiscal 2004 primarily due to an increase in short-term debt of $7.7 million, partially offset by a $1.0 million reduction in long-term debt.  The net increase in debt was used to fund normal operating activity.

All obligations under our credit agreements are secured by, among other things, substantially all of our U.S. assets.  Our credit agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions.

We currently are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our cash requirements.  See Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2004, included in the Company’s Prospectus dated July 29, 2004, for a detailed description of debt.

See discussion of initial public offering in the “Overview” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EnerSys’ cash flows and earnings are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and raw material costs.  We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments.  EnerSys’ policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

We are exposed to changes in variable interest rates on borrowings under our credit agreements.  On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable debt.

In February 2001, we entered into interest rate swap agreements to fix the interest rate on $60.0 million of our floating rate debt through February 22, 2006, at 5.59% per year.  In April and May 2004, we amended these agreements to extend the maturity to February 22, 2008, and reduce the fixed rate to 5.16% per year beginning May 24, 2004.

Also in April 2004, we entered into interest rate swap agreements to fix interest rates on an additional $60.0 million of floating rate debt through May 5, 2008.  The fixed rates per year began May 5, 2004, and are 2.85% during the first year, 3.15% the second year, 3.95% the third year and 4.75% in the fourth year, which averages 3.68% for the four-year period.

We are also exposed to foreign currency exchange risks.  The geographic diversity of our sales and costs mitigates the risk of the volatility of currency in any particular region of the world.  As of July 4, 2004 and June 29, 2003, we had not entered into any foreign currency forward contracts.

We have a significant risk in our exposure to certain raw materials, which we estimate were approximately half of total cost of goods sold in the first quarter of fiscal 2005 and 2004.  Our largest single raw material cost is lead, for which the cost remains volatile.  To ensure a steady supply of lead and to mitigate against large increases in cost, we enter into contracts with our suppliers for the purchase of lead.  Each contract is for a period not extending beyond one year.  Under these contracts, we were committed to the purchase of the following amounts of lead:

Date	$’s Purchased	# Pounds Purchased	Average Cost/Pound
	(in millions)	(in millions)
July 4, 2004	$21.8	67.0	$0.32
March 31, 2004	11.9	38.7	0.31

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to SEC rule 13a-15 as of July 4, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2004.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 4, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                   Legal Proceedings

The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows.

When we acquired Yuasa’s North and South American industrial battery business in 2000, we acquired the worldwide right to use the Exide trademark on industrial batteries.  Yuasa had acquired exclusive perpetual, worldwide and transferable license to use the Exide name on industrial batteries in 1991 when it bought Exide Technologies’ industrial battery business.

In 2002, Exide Technologies filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  During the course of its Chapter 11 proceedings, Exide Technologies sought to reject certain agreements related to the 1991 sale of Exide Technologies’ industrial battery business to Yuasa, including the trademark license referred to above.  We opposed Exide Technologies’ attempt to reject these agreements.  If the court were to find in favor of Exide Technologies, our license to use the Exide name could be terminated.  If the license were so terminated, we believe that the court might delay the effective date of the termination for some reasonable period.

The Exide trade name is one of our better-known brands.  Our Exide-branded batteries represented approximately 12% of our net sales for fiscal 2004.  We introduced testimony in the court proceedings from an expert witness who estimated that we would suffer damages of approximately $60 million over a seven-year period from price erosion, profit on lost sales and incremental re-branding expense in the event that the license were terminated.  This expert’s assessment of our damages assumed, contrary to our current belief, that the court would not delay the effective date of the termination.

We believe that we should prevail but, as with any litigation, the outcome is uncertain.  If we do not ultimately prevail, we believe that, if the court were to provide us with a reasonable time period to continue to use the name while we re-brand our products in order to mitigate potential price erosion and sales loss, the termination of the license should not have a material adverse effect on our financial condition or operating results.

Item 2.                                   Changes in Securities, Use of Proceeds and Issuers Purchases of Equity Securities

We registered 12,500,000 shares of our common stock with our initial public offering under the Securities Act.  The Securities and Exchange Commission declared our Registration Statement on Form S-1, as amended (Reg. No. 333-115553), for such initial public offering effective on July 26, 2004.  The offering commenced as of such date, and did not terminate before any securities were sold.  The offering was completed on August 4, 2004 and all 12,500,000 shares of common stock offered in the IPO were sold at the price of $12.50 per share.  The underwriters of the offering were Morgan Stanley, Lehman Brothers, Banc of America Securities LLC, and William Blair & Company.

The aggregate proceeds of the offering were $156.2 million.  The net offering proceeds to us after deducting total expenses were approximately $139.7 million.  We incurred total expenses in connection with the offering of approximately $16.5 million, which consisted of: $10.9 million in underwriters’ discounts, fees and commissions; $5.1 million in legal, accounting and printing fees; and $0.5 million in miscellaneous expenses.

The net offering proceeds of $139.7 million and $1.2 million of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123.0 million) and to prepay a portion ($17.9 million) of our $380.0 million senior secured term loan B.  In connection with these prepayments, the Company incurred non-operating Special Charges of $6.0 million for the write-off of a portion of deferred finance costs and the prepayment penalty on the senior second lien term loan.

Item 3.                                   Defaults Upon Senior Securities

None

Item 4.                                   Submission of Matters to a Vote of Security Holders

In July 2004, our stockholders authorized by unanimous written consent the following actions in connection with our initial public offering:

•                  the adoption of our Fifth Restated Certificate of Incorporation to become effective in full upon the completion of our initial public offering;

•                  the approval of accelerated stock option vesting under the 2000 Management Equity Plan;

•                  the adoption of the 2004 Equity Incentive Plan;

•                  the adoption of the 2004 Employee Stock Purchase Plan.

All such actions were effected pursuant to written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

In July 2004, our stockholders also authorized a twenty-eight and one-half to one stock split of the Company’s common stock outstanding prior to the initial public offering.  The action was effected pursuant to a unanimous written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

Item 5.                                   Other Information

None

Item 6.                                   Exhibits and Reports on Form 8-K

(a)          The following exhibits have been filed with this report:

Exhibit Number	Description of Exhibit
3.1 *	Fifth Restated Certificate of Incorporation
3.2 *	Bylaws
4.1 *	Form of Common Stock Certificate
4.2 *	2004 Securityholder Agreement
10.28	First Amendment as of August 6, 2004 to the Credit Agreement dated as of March 17, 2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Incorporated by reference to exhibits (with same exhibit number) to EnerSys Registration Statement on Form S-1 (File No. 333-115553) declared effective by the Securities and Exchange Commission on July 26, 2004.

(b)         Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

		By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date:	September 9, 2004

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 *	Fifth Restated Certificate of Incorporation
3.2 *	Bylaws
4.1 *	Form of Common Stock Certificate
4.2 *	2004 Securityholder Agreement
10.28	First Amendment as of August 6, 2004 to the Credit Agreement dated as of March 17, 2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Incorporated by reference to exhibits (with same exhibit number) to EnerSys Registration Statement on Form S-1 (File No. 333-115553) declared effective by the Securities and Exchange Commission on July 26, 2004.