Form 10-Q
period 2004-10-03
EnerSys
filed 2004-11-16
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-32253

ENERSYS
(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2366 Bernville Road	19605
Reading, Pennsylvania	(Zip Code)
(Address of principal executive offices)

(610) 208-1991
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  YES     ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES  ☒  NO

The number of shares of Common Stock outstanding as of November 16, 2004:   45,955,420

ENERSYS

INDEX – FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets
	October 3, 2004 (Unaudited) and March 31, 2004	3

	Consolidated Condensed Statements of Operations (Unaudited)
	For the Fiscal Quarters Ended October 3, 2004 and September 28, 2003	4

	Consolidated Condensed Statements of Operations (Unaudited)
	For the Six Fiscal Months Ended October 3, 2004 and September 28, 2003	5

	Consolidated Condensed Statements of Cash Flows (Unaudited)
	For the Six Fiscal Months Ended October 3, 2004 and September 28, 2003	6

	Consolidated Condensed Statements of Comprehensive Income (Unaudited)
	For the Three and Six Fiscal Months Ended October 3, 2004 and September 28, 2003	7

	Notes to Consolidated Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Disclosure Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share Data)

	October 3, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,667	$17,207
Accounts receivable, net	230,648	227,752
Inventories, net	140,343	131,712
Deferred taxes	25,014	24,616
Prepaid expenses	12,003	17,873
Other current assets	6,706	4,543

Total current assets	430,381	423,703

Property, plant, and equipment, net	276,108	284,850
Goodwill	309,229	306,825
Other intangible assets, net	75,472	75,495
Deferred taxes	26,032	26,025
Other	30,330	34,170

Total assets	$1,147,552	$1,151,068

Liabilities and stockholders’ equity

Current liabilities:
Short-term debt	$10,620	$2,712
Current portion of long-term debt	6,759	7,014
Current portion of capital lease obligations	2,223	2,150
Accounts payable	98,154	113,043
Accrued expenses	149,141	163,717
Deferred taxes	1,267	340

Total current liabilities	268,164	288,976

Long-term debt	360,438	496,200
Capital lease obligations	2,178	3,227
Deferred taxes	61,045	60,952
Other liabilities	57,638	62,411

Total liabilities	749,463	911,766

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.01 par value, no shares authorized, issued or outstanding at October 3, 2004; and 2,500,000 shares authorized, 665,883 shares issued and outstanding at March 31, 2004	—	7
Common Stock, $0.01 par value, 135,000,000 shares authorized, and 45,945,559 shares issued and outstanding at October 3, 2004; 11,014,421 shares issued and outstanding at March 31, 2004	459	110
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	327,866	188,766
Retained earnings (deficit)	6,573	(8,839)
Accumulated other comprehensive income	63,191	59,258

Total stockholders’ equity	398,089	239,302

Total liabilities and stockholders’ equity	$1,147,552	$1,151,068

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Operations (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Fiscal quarter ended
	October 3, 2004	September 28, 2003

Net sales	$261,313	$222,139
Cost of goods sold	200,192	164,863

Gross profit	61,121	57,276

Operating expenses	41,230	39,856

Operating earnings	19,891	17,420
Interest expense	5,855	5,106
Special charge relating to a write-off of deferred finance costs and a prepayment penalty	6,022	—
Other income, net	(1,396)	(1,682)

Earnings before income taxes	9,410	13,996

Income tax expense	3,026	5,323

Net earnings	$6,384	$8,673
Series A convertible preferred stock dividends	—	(5,731)

Net earnings available to common shareholders	$6,384	$2,942

Net earnings per common share:
Basic	$0.15	$0.27
Diluted	$0.15	$0.26

Weighted-average shares of common stock outstanding:
Basic	42,648,856	11,014,421
Diluted	43,211,763	11,157,737

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Operations (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six fiscal months ended
	October 3, 2004	September 28, 2003

Net sales	$524,574	$440,404
Cost of goods sold	396,735	330,572

Gross profit	127,839	109,832

Operating expenses	85,433	79,923

Operating earnings	42,406	29,909
Interest expense	13,294	10,236
Special charge relating to a write-off of deferred finance costs and a prepayment penalty	6,022	—
Other income, net	(679)	(3,682)

Earnings before income taxes	23,769	23,355

Income tax expense	8,358	8,882

Net earnings	$15,411	$14,473
Series A convertible preferred stock dividends	(8,155)	(11,374)

Net earnings available to common shareholders	$7,256	$3,099

Net earnings per common share:
Basic	$0.27	$0.28
Diluted	$0.27	$0.28

Weighted-average shares of common stock outstanding:
Basic	26,831,638	11,014,421
Diluted	27,364,315	11,157,522

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Six fiscal months ended
	October 3, 2004	September 28, 2003
Cash flows from operating activities
Net earnings	$15,411	$14,473
Adjustments to reconcile net earnings to net cash provided by Operating activities:
Non-cash special charge	3,622	—
Depreciation and amortization	20,414	19,240
Provision for doubtful accounts	347	240
Provision for deferred taxes	(317)	(250)
Accretion of discount on notes payable	—	2,223
Option liability gain	—	(26)
Stock-based compensation	210	—
Loss (gain) on disposal of fixed assets	477	(191)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,186)	2,227
Inventory	(8,522)	(9,650)
Prepaid expenses and other current assets	5,344	1,438
Other assets	1,106	627
Accounts payable	(14,137)	(9,840)
Accrued expenses	(16,469)	1,668
Other liabilities	(3,191)	767
Net cash provided by operating activities	1,109	22,946

Cash flows from investing activities
Capital expenditures	(14,784)	(10,582)
Acquisition	(1,046)	—
Purchase price adjustment	—	181
Proceeds from disposal of property, plant, and equipment	3,546	184
Net cash used in investing activities	(12,284)	(10,217)

Cash flows from financing activities
Net increase in short-term debt	7,842	4,360
Proceeds from the issuance of long-term debt	3,863	—
Payments of long-term debt	(139,880)	(1,957)
Payments of capital lease obligations, net	(1,071)	(1,033)
Net proceeds from initial public offering	139,232	—
Deferred financing costs	(528)	—
Net cash provided by financing activities	9,458	1,370

Effect of exchange rate changes on cash	177	327
Net (decrease) increase in cash	(1,540)	14,426
Cash and cash equivalents at beginning of period	17,207	44,296
Cash and cash equivalents at end of period	$15,667	$58,722

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Fiscal quarter ended		Six fiscal months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net income	$6,384	$8,673	$15,411	$14,473
Other comprehensive income, net of tax:
Net unrealized gain on derivative instruments	704	624	1,682	483
Minimum pension adjustment	—	472	—	472
Foreign currency translation adjustments	2,103	(1,672)	2,252	4,440

Total comprehensive income	$9,191	$8,097	$19,345	$19,868

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1:                BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required for complete financial statements.  In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Prospectus dated July 29, 2004, which forms part of the Company’s Registration Statement (SEC File No. 333-115553) on Form S-1, as amended (the “Company’s Prospectus”).  The results of operations for the second quarter and for the six fiscal months ended October 3, 2004, are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31.  The four fiscal quarters in fiscal 2005 end on July 4, 2004, October 3, 2004, January 2, 2005, and March 31, 2005, respectively.  The four fiscal quarters in fiscal 2004 ended on June 29, 2003, September 28, 2003, December 28, 2003, and March 31, 2004.

NOTE 2:                INITIAL PUBLIC OFFERING

In August 2004, EnerSys completed an initial public offering (the “IPO”) and issued 12,500,000 shares of our common stock at a value of $12.50 per share.  The Company’s Registration Statement (SEC File No. 333-115553) for its IPO was declared effective by the Securities and Exchange Commission on July 26, 2004.  The Company’s common stock commenced trading on the New York Stock Exchange on July 30, 2004 under the trading symbol “ENS.”  At the completion of the offering, we had 45,945,559 shares of common stock outstanding, which included 11,014,421 shares that were outstanding prior to the IPO, 22,431,138 shares of common stock converted from preferred shares, and 12,500,000 new shares issued in the IPO.  The net proceeds from the offering were $139,232.  The net proceeds and $1,696 of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123,015) and to prepay a portion ($17,913) of our $380,000 senior secured term loan B.

NOTE 3:                PROPOSED ACCOUNTING PRONOUNCEMENT

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure document entitled Share-Based Payment – an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards).  The Proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and generally require that such transactions be accounted for using a fair-value-based method.  This accounting treatment, if approved, could result in significant compensation expense.  The Proposed Statement, if adopted, would be effective for public entities for interim or annual periods beginning after June 15, 2005.

NOTE 4:                INVENTORIES

Inventories, net consist of:

	October 3, 2004	March 31, 2004
Raw Materials	$36,052	$32,003
Work-in-Process	38,375	36,670
Finished Goods	65,916	63,039
	$140,343	$131,712

NOTE 5:                ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value.  The Company does not enter into derivative contracts for speculative trading purposes.  Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates.  The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead or incurred interest rates are charged to earnings.  At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statement of Operations.  The amount of Accumulated Other Comprehensive Income related to lead contracts at October 3, 2004, net of tax, was a credit of approximately $1,702.

The following table describes the Company’s interest rate swaps as of October 3, 2004, and March 31, 2004.  These interest rate swaps are designated as cash flow hedges and, therefore, changes in their fair value, net of tax, are recorded in Accumulated Other Comprehensive Income.  The amount of Accumulated Other Comprehensive Income related to interest rate swaps as of October 3, 2004, net of tax, was a debit of approximately $(2,597).

Notional Amount	Origination Date	Maturity Date	Fixed Interest Rate Paid		Variable Interest Rate Received	Fair Value at October 3, 2004	Fair Value at March 31, 2004
$60,000	02/22/01	02/22/08	5.16%		3-month LIBOR	$(3,579)	$(4,316)
68,000	05/05/04	05/05/08	3.67	%(1)	3-month LIBOR	(767)	NA
$128,000						$(4,346)	$(4,316)

(1)          Fixed interest rate paid is 2.85% in year one, 3.15% in year two, 3.95% in year three and 4.68% in year four, which averages 3.67% for the four-year period.

NOTE 6:                INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes.  The tax provisions for the second quarter and for the six fiscal months ended October 3, 2004 and September 28, 2003 were based on the estimated effective tax rates applicable for the full years ending March 31, 2005 and March 31, 2004, after giving effect to items specifically related to the interim periods.  The second quarter and year-to-date fiscal 2005 effective income tax rates were 32% and 35%, respectively.  The tax provision for the second quarter ended October 3, 2004 reflects a reduction of the estimated effective tax rates for the full year ending March 31, 2005.  The second quarter and year-to-date fiscal 2004 effective tax rates were 38%.

NOTE 7:                WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold, with related liabilities primarily included within accrued expenses.  Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided.  An analysis of changes in the liability for product warranties is as follows:

	Six fiscal months ended
	October 3, 2004	September 28, 2003
Balance at beginning of period	$23,249	$24,198
Current period provisions	7,878	6,913
Costs incurred	(7,018)	(6,455)
Balance at end of period	$24,109	$24,656

NOTE 8:                RESTRUCTURING ACTIVITY

On March 22, 2002, the Company acquired the assets, stock and business of substantially all subsidiaries and affiliates comprising the Energy Storage Group (“ESG”) of Invensys PLC.  As of the acquisition date, the Company began to formulate an exit and restructuring plan for certain ESG facilities in North America and Europe.  This restructuring activity is more fully disclosed in Note 3 to the Consolidated Financial Statements included in the Company’s Prospectus dated July 29, 2004.  A rollforward of this restructuring reserve is as follows:

	Six fiscal months ended
	October 3, 2004	September 28, 2003
Balance at beginning of period	$38,344	$39,379
Costs incurred	(8,584)	(1,853)
Foreign currency impact and other	(514)	1,968
Balance at end of period	$29,246	$39,494

The costs incurred in the six months ended October 3, 2004 related primarily to approximately $4,100 of restructuring activity in our United Kingdom facility and approximately $3,300 of restructuring activity in our German facility.  Since inception of these aggregate restructuring reserves, $30,347 of costs have been incurred.

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

	Six fiscal months ended
	October 3, 2004	September 28, 2003
Balance at beginning of period	$12,063	$11,722
Costs incurred	(8,581)	(750)
Balance at end of period	$3,482	$10,972

The costs incurred in the six months ended October 3, 2004 relate primarily to the settlement in the second quarter of a union matter related to the closing of a manufacturing location.  Since the inception of these aggregate reserves, $19,998 of costs have been incurred.

NOTE 9:                PENSIONS

The Company has adopted the disclosure requirements of SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, as is reflected in Note 14 of its Consolidated Financial Statements for the year ended March 31, 2004 included in the Company’s Prospectus dated July 29, 2004.  The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans.

	United States Plans		International Plan
	Six fiscal months ended		Six fiscal months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Service cost	$98	$196	$1,582	$1,437
Interest cost	247	236	198	113
Actual return on plan assets	(276)	(222)	(277)	(139)
Amortization and deferral	69	107	—	(3)
Net periodic benefit cost	$138	$317	$1,503	$1,408

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plan
	Six fiscal months ended		Six fiscal months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Discount rate	6.0%	6.0%	5.8%	5.8%
Expected return on plan assets	9.0%	9.0%	7.8%	7.8%
Rate of compensation increase	N/A	N/A	3.8%	3.8%

NOTE 10:              STOCK PLANS

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

	Fiscal quarter ended		Six fiscal months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net earnings available to common shareholders – as reported	$6,384	$2,942	$7,256	$3,099

Stock-based compensation expense included in net earnings, net of tax	11	—	136	—

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(647)	(555)	(1,285)	(1,110)

Net earnings available to common shareholders – pro forma	$5,748	$2,387	$6,107	$1,989

Net earnings per common share – basic – as reported	$0.15	$0.27	$0.27	$0.28
Net earnings per common share – basic – pro forma	$0.13	$0.22	$0.23	$0.18
Net earnings per common share – diluted – as reported	$0.15	$0.26	$0.27	$0.28
Net earnings per common share – diluted –pro forma	$0.13	$0.21	$0.22	$0.18

Weighted average fair value of options granted during the period	N/A	$2.29	$2.00	$2.67

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

NOTE 11:              EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of Common Stock outstanding.  Net earnings per share – diluted reflects the potential dilution that could occur if stock options were exercised.  See Note 2 for description of the effect of IPO on shares outstanding.  Weighted average common shares and common shares – diluted were as follows:

	Fiscal quarter ended		Six fiscal months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Weighted average shares of common stock outstanding	42,648,856	11,014,421	26,831,638	11,014,421
Assumed exercise of stock options, net of shares assumed reacquired	562,907	143,316	532,677	143,101
Weighted average common shares - diluted	43,211,763	11,157,737	27,364,315	11,157,522

At October 3, 2004, there were 3,077,538 outstanding employee stock options that are out-of-the money and therefore were excluded from the calculation of the dilutive effect of employee stock options.  All share data reflects the twenty-eight and one-half to one stock split of the Company’s common stock on July 9, 2004.

NOTE 12:              COMMITMENTS AND CONTINGENCIES

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

NOTE 13:              BUSINESS SEGMENTS

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

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Other (1)	Consolidated

Fiscal quarter ended October 3, 2004:
Net Sales	$129,251	$132,062	$—	$261,313
Operating earnings (loss)	$9,892	$10,072	$(73)	$19,891

Fiscal quarter ended September 28, 2003:
Net Sales	$109,375	$112,764	$—	$222,139
Operating earnings (loss)	$9,560	$7,933	$(73)	$17,420

	Reserve Power	Motive Power	Other (1)	Consolidated

Six fiscal months ended October 3, 2004:
Net Sales	$254,051	$270,523	$—	$524,574
Operating earnings (loss)	$21,177	$21,350	$(121)	$42,406

Six fiscal months ended September 28, 2003:
Net Sales	$216,735	$223,669	$—	$440,404
Operating earnings (loss)	$13,713	$16,315	$(119)	$29,909

(1) Other includes certain corporate services.

NOTE 14:              SPECIAL CHARGE

In August 2004, the Company used the net proceeds from its initial public offering and $1,696 of other corporate funds to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123,015) and to prepay a portion ($17,913) of our $380,000 senior secured term loan B.  In connection with these prepayments, the Company incurred a non-operating special charge of $6,022 for the write-off of a portion of unamortized deferred finance costs and the prepayment penalty on the senior second lien term loan.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys.  EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to stockholders.  Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.  All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.  EnerSys undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve risks, uncertainties and assumptions.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s Prospectus dated July 29, 2004, which forms part of the Company’s Registration Statement (SEC File No. 333-115553) on Form S-1, as amended (the “Company’s Prospectus”) and other unforeseen risks.  You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

•                  our ability to comply with the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002;

•                  our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•                  adverse changes in our short- and long-term debt levels and adverse changes in the floating interest rates under our credit facilities;

•                  our exposure to fluctuations in interest rates on our variable-rate debt;

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

OVERVIEW

In August 2004, EnerSys completed an initial public offering (the “IPO”) and issued 12,500,000 shares of our common stock at a value of $12.50 per share.  The Company’s Registration Statement (SEC File No. 333-115553) for its IPO was declared effective by the Securities and Exchange Commission on July 26, 2004.  The Company’s common stock commenced trading on the New York Stock Exchange on July 30, 2004 under the trading symbol “ENS.”  At the completion of the offering, we had 45,945,559 shares of common stock outstanding, which included 11,014,421 shares that were outstanding prior to the IPO, 22,431,138 shares of common stock converted from preferred shares, and 12,500,000 new shares issued in the IPO.  The net proceeds from the offering were approximately $139.2 million.  The net proceeds and $1.7 million of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123.0 million) and to prepay a portion ($17.9 million) of our $380.0 million senior secured term loan B.

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

We evaluate business segment performance based primarily upon operating earnings.  We also evaluate each business segment’s cash flow and financial position performance based upon primary working capital.  Although we monitor the three elements of primary working capital (receivables, inventory and accounts payable), our primary focus is on the total amount.  Primary working capital ratio is a calculation of the sum of trade accounts receivable, plus inventories, minus trade accounts payable divided by the trailing three-month net sales (annualized).  Primary working capital was $272.8 million (yielding a primary working capital percentage ratio of 26.1%) at October 3, 2004, and $246.4 million (yielding a primary working capital percentage ratio of 22.4%) at March 31, 2004.  We closely manage our level of working capital due to the significant impact it has on cash flow and, as a result, our level of debt.  The increase in the ratio during fiscal 2005 was primarily due to slower collections of receivables in Europe and higher levels of inventory to support shifts in the production locations of certain products.  Although collections in Europe improved in the quarter, both of these areas remain a focus for improvement.

On a consolidated basis, we monitor daily short-term and long-term debt levels, as well as the corresponding leverage ratios (primarily using debt to EBITDA).  EBITDA is earnings before interest, income taxes, depreciation and amortization.

We operate and manage our business in three primary geographic regions of the world - the Americas, Europe and Asia.  Our business is highly decentralized with 20 manufacturing locations throughout the world.  Over half our net sales for the second quarter and for the year-to-date of fiscal 2005 and 2004 were generated outside of the Americas.

We place strong emphasis on reducing our costs in order to maintain and improve our operating earnings and corresponding margins.

RESULTS OF OPERATIONS

NET SALES

By segment

	Fiscal quarter ended October 3, 2004		Fiscal quarter ended September 28, 2003		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Reserve power	$129.3	49.5%	$109.4	49.2%	$19.9	18.2%
Motive power	132.0	50.5	112.7	50.8	19.3	17.1
Total	$261.3	100.0%	$222.1	100.0%	$39.2	17.6%

	Six fiscal months ended October 3, 2004		Six fiscal months ended September 28, 2003		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Reserve power	$254.1	48.4%	$216.7	49.2%	$37.3	17.2%
Motive power	270.5	51.6	223.7	50.8	46.9	21.0
Total	$524.6	100.0%	$440.4	100.0%	$84.2	19.1%

By region

	Fiscal quarter ended October 3, 2004		Fiscal quarter ended September 28, 2003		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

America	$109.7	42.0%	$100.1	45.1%	$9.6	9.6%
Europe (1)	135.0	51.6	110.3	49.6	24.7	22.4
Asia	16.6	6.4	11.7	5.3	4.9	41.9
Total	$261.3	100.0%	$222.1	100.0%	$39.2	17.6%

	Six fiscal months ended October 3, 2004		Six fiscal months ended September 28, 2003		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

America	$222.4	42.4%	$196.8	44.7%	$25.6	13.0%
Europe (1)	267.9	51.1	221.4	50.3	46.5	21.0
Asia	34.3	6.5	22.2	5.0	12.1	54.5
Total	$524.6	100.0%	$440.4	100.0%	$84.2	19.1%

(1) Includes Europe, Middle East and Africa

Net sales, excluding the effect of foreign currency translation, increased 12.8% or $28.5 million in the second quarter and 14.6% or $64.3 million year-to-date of fiscal 2005 over the comparable periods of fiscal 2004.  This increase is attributed to customer demand for our products in all regions, improved macroeconomic factors worldwide, and the inclusion of three additional operating days in the first quarter of fiscal 2005.

GROSS PROFIT

Fiscal quarter ended October 3, 2004		Fiscal quarter ended September 28, 2003		Increase
In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

$61.1	23.4%	$57.3	25.8%	$3.8	6.6%

Six fiscal months ended October 3, 2004		Six fiscal months ended September 28, 2003		Increase
In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

$127.8	24.4%	$109.8	24.9%	$18.0	16.4%

Gross profit, excluding the effect of foreign currency translation, increased 2.7% or $1.6 million in the second quarter and 12.2% or $13.4 million year-to-date of fiscal 2005 over the comparable periods of fiscal 2004.  The 240 basis point decrease in the second quarter and 50 basis point decrease year-to-date in gross profit as a percent of net sales over comparable periods in the prior year was due primarily to increased raw material costs, partially offset by increased fixed cost absorption due to increased production volume and our cost savings programs.  Cost reduction programs remain an important element of our business strategy to continue to improve efficiencies, optimize our manufacturing capacity and further increase our profitability.

OPERATING EXPENSES

Fiscal quarter ended October 3, 2004		Fiscal quarter ended September 28, 2003		Increase
In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

$41.2	15.8%	$39.8	17.9%	$1.4	3.5%

Six fiscal months ended October 3, 2004		Six fiscal months ended September 28, 2003		Increase
In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

$85.4	16.3%	$79.9	18.1%	$5.5	6.9%

Operating expenses, excluding the effect of foreign currency translation, decreased 0.7% or $0.3 million in the second quarter and increased 3.1% or $2.4 million year-to-date of fiscal 2005 over the comparable periods of fiscal 2004.  Operating expenses as a percentage of net sales decreased in both the second quarter and year-to-date in fiscal 2005 in comparison with the same periods in fiscal 2004.  This decrease of 210 basis points and 180 basis points respectively, is consistent with our ongoing cost reduction initiatives and the favorable impact from leveraging the fixed cost components of our operating expenses, as net sales have increased over the comparable prior year periods.  Selling expenses, our main component of operating expenses, were 68.3% and 67.0% of total operating expenses in the second quarter and year-to-date of fiscal 2005 compared to 66.4% and 66.7% of total operating expenses in the second quarter and year-to-date of fiscal 2004.

OPERATING EARNINGS

	Fiscal quarter ended October 3, 2004		Fiscal quarter ended September 28, 2003		Increase
	In Millions	Percentage of Net Sales	In Millions	Percentage of Net Sales	In Millions	Percentage

Reserve power	$9.9	7.7%	$9.6	8.8%	$0.3	3.1%
Motive power	10.0	7.6	7.9	7.0	2.1	26.6
Other	—	—	(0.1)	—	0.1	—

Total	$19.9	7.6%	$17.4	7.8%	$2.5	14.4%

	Six fiscal months ended October 3, 2004		Six fiscal months ended September 28, 2003		Increase
	In Millions	Percentage of Net Sales	In Millions	Percentage of Net Sales	In Millions	Percentage

Reserve power	$21.2	8.3%	$13.7	6.3%	$7.5	54.7%
Motive power	21.3	7.9	16.3	7.3	5.0	30.7
Other	(0.1)	—	(0.1)	—	—	—

Total	$42.4	8.1%	$29.9	6.8%	$12.5	41.8%

Operating earnings, excluding the effect of foreign currency translation, increased 13.1% or $2.3 million in the second quarter and 39.5% or $11.8 million year-to-date in fiscal 2005 over the comparable periods of fiscal 2004.  The 20 basis point decline in operating margin in the second quarter of fiscal 2005 in comparison with the comparable period of 2004 is primarily attributed to higher raw material costs.  The 130 basis point increase in operating margin year-to-date in fiscal 2005 over the comparable period in fiscal 2004 is primarily attributed to the net sales increase and cost savings initiatives, partially offset by higher raw material costs (particularly in the second quarter) and increased operating expenses.

INTEREST EXPENSE

Interest expense of $5.9 million in the second quarter and $13.3 million year-to-date of fiscal 2005 (net of interest income of $0.03 and $0.07 million) was $0.7 and $3.1 million higher than the $5.1 million in the second quarter and $10.2 million year-to-date of fiscal 2004.  The increase in interest expense is primarily attributable to higher debt levels in the second quarter and year-to-date of fiscal 2005.  Our total debt was $382.2 million at October 3, 2004 as compared to $257.0 million at September 28, 2003.  This increase in debt was primarily due to the additional debt incurred in connection with the recapitalization completed in March 2004.  On August 20, 2004, the Company completed a refinancing of its outstanding term loan B of $361.1 million with the issuance of a new term loan B in the amount of 365.0 million.  This was effected through an amendment of our senior secured credit agreement which added the ability to enter into the new term loan B with a credit spread on variable interest rates of one-half of one percent lower than that on the existing term loan B.  All other terms and conditions of the agreement remain unchanged.  Our average interest rate on borrowings in the second quarter of fiscal 2005 was 4.68% compared to 4.85% in the comparable period in fiscal 2004.  Our average interest rate on borrowings year-to-date was 4.79% in fiscal 2005 compared to 4.83% in 2004.  See Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2004, included in the Company’s Prospectus, for a detailed description of our debt.

SPECIAL CHARGES

During the second quarter of fiscal 2005, the Company incurred a non-operating special charge of $6.0 million for the write-off of a portion of unamortized deferred finance costs and a prepayment penalty on the repayment of its senior secured lien term loan in connection with the IPO.

OTHER (INCOME) EXPENSE, NET

Other income of $1.4 million was recorded in the second quarter of fiscal 2005 compared to other income of $1.7 million in the comparable period of fiscal 2004.  Non-operating foreign currency transaction net gains (primarily from the strengthening of the euro against the U.S. dollar) on certain debt transactions and license fee revenue were the primary causes of the income in the second quarter of both fiscal 2005 and 2004.

Other income of $0.7 million was recorded year-to-date in fiscal 2005 compared to other income of $3.7 million in the comparable period of fiscal 2004.  Year-to-date fiscal 2005 other income consisted primarily of the second quarter foreign currency net gains, partially offset by a fixed asset write-off recorded in the first quarter of 2005.  Year-to-date fiscal 2004 other income consisted primarily of foreign currency net gains on certain debt transactions.

EARNINGS BEFORE INCOME TAXES

Second quarter and year-to-date fiscal 2005 earnings before income taxes of $9.4 and $23.8 million (3.6% and 4.5% of net sales), were lower for the comparable quarter but exceeded the comparable year-to-date period in fiscal 2004 by $(4.6) and $0.4 million or (32.9)% and 1.7%, respectively.

Excluding the effect of foreign currency translation, earnings before income taxes decreased $4.8 and $0.2 million or 34.0% and 0.8% in the second quarter and year-to-date fiscal 2005 compared with the comparable period in fiscal 2004.  This decrease is primarily attributed to the $6.0 million special charge recorded in the second quarter of fiscal 2005, higher interest expense and lower non-operating foreign currency transaction gains, partially offset by a significant improvement in operating margin.

INCOME TAX EXPENSE

The second quarter and year-to-date fiscal 2005 effective income tax rates were 32% and 35%, respectively compared to 38% in the comparable periods in fiscal 2004.  A year-to-date adjustment was made in the second quarter of fiscal 2005 to bring the year-to-date effective tax rate in line with current estimates for the entire year.

NET EARNINGS

As a result of the above, second quarter fiscal 2005 net earnings of $6.4 million (2.4% of net sales) were below the second quarter fiscal 2004 net earnings of $8.7 million (3.9% of net sales) by $2.3 million or 26.4%.  Year-to-date fiscal 2005 net earnings of $15.4 million (2.9% of net sales) exceeded year-to-date fiscal 2004 net earnings of $14.5 million (3.3% of net sales) by $0.9 million or 6.5%.

Net earnings per common share in the second quarter of fiscal 2005 basic and diluted decreased to $0.15 and $0.15 from $0.27 and $0.26 in the second fiscal quarter of 2004, respectively.  Net earnings per common share basic and diluted for year-to-date fiscal 2005 decreased to $0.27 and $0.27 from $0.28 and $0.28 year-to-date fiscal 2004, respectively.

Giving effect to the IPO as if it occurred as of the beginning of the pro forma periods presented and eliminating the effect of the special charge (net of tax), pro forma net earnings per common share and weighted-average share amounts were:

Pro forma net earnings per common share:

	Fiscal quarter ended
	October 3, 2004	September 28, 2003
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

	For the six fiscal months ended
	October 3, 2004	September 28, 2003
Basic	$0.46	$0.31
Diluted	$0.46	$0.31

Pro forma weighted-average shares of common stock outstanding:

Basic	45,945,559
Diluted	46,448,006

Fiscal 2005 pro forma adjustments

Pro forma net earnings per share for the second quarter fiscal 2005 excludes $0.5 million of interest expense (net of tax), which results from the assumed prepayment of debt from the proceeds of the IPO as if it occurred on April 1, 2004.  It also excludes a $3.9 million special charge (net of tax).

Pro forma net earnings per share year-to-date fiscal 2005 excludes $1.9 million of interest expense (net of tax), which results from the assumed prepayment of debt from the proceeds of the IPO as if it occurred on April 1, 2004; excludes a $3.9 million special charge (net of tax); and, excludes the first quarter fiscal 2005 series A convertible stock dividend of $8.2 million.

Fiscal 2004 pro forma adjustments

Pro forma net earnings per share for the second quarter of fiscal 2005 includes $0.1 million of additional interest expense (net of tax), which results from the net additional debt (adjusted for the assumed prepayment of debt with the proceeds of the IPO and the assumed increase of debt associated with the March 2004 recapitalization) as if it occurred as of April 1, 2003.  It also excludes the second quarter fiscal 2004 series A convertible stock dividend of $5.7 million.

Pro forma net earnings per share for year-to-date fiscal 2004 includes $0.3 million of additional interest expense (net of tax), which results from the net additional debt (adjusted for the assumed prepayment of debt with the proceeds of the IPO and the assumed increase of debt associated with the March 2004 recapitalization) as if it occurred as of April 1, 2003.  It also excludes the year-to-date fiscal 2004 series A convertible dividend of $11.4 million.

Pro forma weighted-average shares of common stock outstanding for purposes of the pro forma basic net earnings per share calculation for all periods presented consists of 11,014,421 shares of common stock outstanding prior to the IPO, 22,431,138 shares of common stock converted from preferred shares, (outstanding as of the date of the IPO) and 12,500,000 shares of our common stock issued in the IPO.

OUTLOOK

For the third quarter of our fiscal year 2005, we expect to generate net earnings per share of between $0.14 and $0.18 for both the basic and diluted calculations.  Additionally for the full 2005 fiscal year, we expect to generate pro forma net earnings per share of between $0.85 to $0.90 for both basic and diluted calculations, compared to pro forma net earnings per share of $0.79 basic and $0.78 diluted for fiscal 2004.  The weighted average shares outstanding used to determine earnings per share are expected to be 45,954,228 for basic and 46,581,025 for diluted.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $1.1 million for the six months ended October 3, 2004, as compared to $22.9 million of cash provided in the comparable period in fiscal 2004.  This change was primarily due to anticipated restructuring payments of $17.1 million and an increase in accounts receivable.  The increases in accounts receivable year-to-date fiscal 2005 were driven by increased net sales and increased levels as a percent of sales.  See the “Overview” above for a discussion of primary working capital.

Investing activities used cash of $12.3 million for the six months ended October 3, 2004, as compared to cash used of $10.2 million in the comparable period in fiscal 2004.  Capital expenditures were $4.2 million higher year-to-date fiscal 2005, but this was offset by $3.5 million of cash provided by the sale of an idle manufacturing facility in the U.S.  The higher level of capital spending was primarily related to cost savings programs in Europe and the U.S.

Financing activities provided cash of $9.5 million year-to-date fiscal 2005, as compared to cash provided of $1.4 million in the comparable period of fiscal 2004, primarily due to IPO net proceeds of $139.2 million, and an increase in short-term debt of $3.5 million, offset by a decrease of $134.1 million in long-term debt and payment of financing fees on new debt of $0.5 million.

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

In August 2004, we entered into an interest rate swap agreement to fix interest rates on an additional $8.0 million of floating rate debt through May 5, 2008.  The fixed rates per year began

November 5, 2004, and are 2.85% during the first year, 3.15% the second year, 3.95% the third year and 4.20% in the fourth year, which averages 3.64% for the three and one-half year period.

We are also exposed to foreign currency exchange risks.  The geographic diversity of our sales and costs help mitigate the risk of the volatility of currency in any particular region of the world.  As of October 3, 2004 and September 28, 2003, we had not entered into any foreign currency forward contracts.

We have a significant risk in our exposure to certain raw materials, which we estimate were approximately half of total cost of goods sold for the first six months of fiscal 2005 and 2004.  Our largest single raw material cost is lead, for which the cost remains volatile.  To ensure a steady supply of lead and to mitigate against large increases in cost, we enter into contracts with our suppliers for the purchase of lead.  Each contract is for a period not extending beyond one year.   Under these contracts, we were committed to the purchase of the following amounts of lead:

Date	$’s (in millions)	# Pounds (in millions)	Average Cost/Pound
October 3, 2004	$31.6	90.4	$0.35
March 31, 2004	11.9	38.7	0.31

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to SEC rule 13a-15 as of October 3, 2004.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2004.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 3, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Exide-branded batteries represented approximately 12% of our net sales for fiscal 2004.  We introduced testimony in the court proceedings from an expert witness who estimated that we would suffer damages of approximately $60 million over a seven-year period from profit on lost sales and incremental re-branding expense in the event that the license were terminated.  This expert’s assessment of our damages assumed, contrary to our current belief, that the court would not delay the effective date of the termination.

We believe that we should prevail but, as with any litigation, the outcome is uncertain.  If we do not ultimately prevail, we believe that, if the court were to provide us with a reasonable time period to continue to use the name while we re-brand our products in order to mitigate potential sales loss, the termination of the license should not have a material adverse effect on our financial condition or operating results.

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

The aggregate proceeds of the offering were $156.2 million.  The net offering proceeds to us after deducting total expenses were approximately $139.2 million.  We incurred total expenses in connection with the offering of approximately $17.0 million, which consisted of: $10.9 million in underwriters’ discounts, fees and commissions; $6.0 million in legal, accounting and printing fees; and $0.1 million in miscellaneous expenses.

The net offering proceeds of $139.2 million and $1.7 million of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123.0 million) and to prepay a portion ($17.9 million) of our $380.0 million senior secured term loan B.  In connection with these prepayments, the Company incurred non-operating special charges of $6.0 million for the write-off of a portion of deferred finance costs and the prepayment penalty on the senior second lien term loan.

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

Item 5.                                                           Other Information

None

Item 6.                                                           Exhibits and Reports on Form 8-K

(a) Exhibits

3.1*Fifth Restated Certificate of Incorporation

3.2 *Bylaws

4.1 *Form of Common Stock Certificate

4.2 *2004 Securityholder Agreement

10.28 **First Amendment as of August 6, 2004, to the Credit Agreement dated as of March 17, 2004

31.1 Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On September 9, 2004, the Company filed a current report on Form 8-K dated September 9, 2004, reporting information under Items 2.02, 7.01, and 9.01.

* - Incorporated by reference to exhibits (with same exhibit number) to EnerSys Registration Statement on Form S-1 (File No. 333-115553) declared effective by the Securities and Exchange Commission on July 26, 2004.

** - Incorporated by reference to exhibits (with same exhibit number) to EnerSys Form 10-Q (File No.:  001-32253) filed with the Securities and Exchange Commission on September 9, 2004.

EnerSys

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

	By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: November 16, 2004