Form 10-Q
period 2005-01-02
EnerSys
filed 2005-02-16
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2005

or

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

The number of shares of Common Stock outstanding as of February 15, 2005: 46,004,226

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share Data)

	January 2, 2005 (Unaudited)	March 31, 2004
Assets

Current assets:
Cash and cash equivalents	$15,557	$17,207
Accounts receivable, net	244,470	231,642
Inventories, net	148,107	131,712
Deferred taxes	25,282	24,616
Prepaid expenses	10,175	16,858
Other current assets	9,392	4,543

Total current assets	452,983	426,578

Property, plant, and equipment, net	288,679	284,850
Goodwill	320,813	306,825
Other intangible assets, net	75,466	75,495
Deferred taxes	26,494	26,025
Other	31,663	34,170

Total assets	$1,196,098	$1,153,943

Liabilities and stockholders’ equity

Current liabilities:

Short-term debt	$6,256	$2,712
Current portion of long-term debt	6,634	7,014
Current portion of capital lease obligations	2,311	2,150
Accounts payable	104,881	113,043
Accrued expenses	152,865	163,603
Deferred taxes	1,145	340

Total current liabilities	274,092	288,862

Long-term debt	359,525	496,200
Capital lease obligations	3,063	3,227
Deferred taxes	62,748	60,952
Other liabilities	55,300	65,400

Total liabilities	754,728	914,641

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.01 par value, no shares authorized, issued or outstanding at January 2, 2005; and 2,500,000 shares authorized, 665,883 shares issued and outstanding at March 31, 2004	—	7
Common Stock, $0.01 par value, 135,000,000 shares authorized, and 45,955,420 shares issued and outstanding at January 2, 2005; 11,014,421 shares issued and outstanding at March 31, 2004	460	110
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	327,916	188,766
Retained earnings (deficit)	13,391	(8,839)
Accumulated other comprehensive income	99,603	59,258

Total stockholders’ equity	441,370	239,302

Total liabilities and stockholders’ equity	$1,196,098	$1,153,943

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Operations (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Fiscal quarter ended
	January 2, 2005	December 28, 2003
Net sales	$273,707	$253,296
Cost of goods sold	213,342	189,260

Gross profit	60,365	64,036

Operating expenses	43,503	42,988
Special charges relating to restructuring and uncompleted acquisitions	—	9,095

Operating earnings	16,862	11,953
Interest expense	5,145	5,560
Special charges relating to a settlement agreement	—	24,405
Other expense (income), net	1,200	(261)

Earnings (loss) before income taxes	10,517	(17,751)
Income tax expense (benefit)	3,699	(7,351)

Net earnings (loss)	$6,818	$(10,400)
Series A convertible preferred stock dividends	—	(5,844)

Net earnings (loss) available to common shareholders	$6,818	$(16,244)

Net earnings (loss) per common share:
Basic	$0.15	$(1.47)

Diluted	$0.14	$(1.47)

Weighted-average shares of common stock outstanding:
Basic	45,954,336	11,014,421

Diluted	46,681,392	11,014,421

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Operations (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Nine fiscal months ended
	January 2, 2005	December 28, 2003
Net sales	$798,281	$693,700
Cost of goods sold	610,077	519,832

Gross profit	188,204	173,868

Operating expenses	128,936	122,912
Special charges relating to restructuring and uncompleted acquisitions	—	9,095

Operating earnings	59,268	41,861
Interest expense	18,439	15,796
Special charges relating to a write-off of deferred finance costs and a prepayment penalty in fiscal 2005 and a settlement agreement in fiscal 2004	6,022	24,405
Other expense (income), net	521	(3,943)

Earnings before income taxes	34,286	5,603
Income tax expense	12,057	1,530

Net earnings	$22,229	$4,073
Series A convertible preferred stock dividends	(8,155)	(17,218)

Net earnings (loss) available to common shareholders	$14,074	$(13,145)

Net earnings (loss) per common share:
Basic	$0.42	$(1.19)

Diluted	$0.42	$(1.19)

Weighted-average shares of common stock outstanding:
Basic	33,205,871	11,014,421

Diluted	33,803,341	11,014,421

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine fiscal months ended
	January 2, 2005	December 28, 2003
Cash flows from operating activities
Net earnings	$22,229	$4,073
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash special charge	3,622	23,451
Depreciation and amortization	30,976	29,623
Provision for doubtful accounts	(332)	193
Provision for deferred taxes	(686)	(11,917)
Accretion of discount on notes payable	—	3,341
Option liability gain	—	(27)
Stock-based compensation	210	—
Loss (gain) on disposal of fixed assets	751	(583)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	2,747	(8,081)
Inventory	(7,512)	(14,639)
Prepaid expenses and other current assets	4,499	27
Other assets	(203)	337
Accounts payable	(11,975)	(6,223)
Accrued expenses	(21,201)	12,867
Other liabilities	(8,380)	838

Net cash provided by operating activities	14,745	33,280

Cash flows from investing activities
Capital expenditures	(23,414)	(17,636)
Acquisition	(1,112)	—
Purchase price adjustment	—	1,181
Proceeds from disposal of property, plant, and equipment	3,803	204

Net cash used in investing activities	(20,723)	(16,251)

Cash flows from financing activities
Net increase in short-term debt	2,505	10,131
Proceeds from the issuance of long-term debt	3,863	—
Payments of long-term debt	(140,918)	(3,822)
Payments of capital lease obligations, net	(557)	(1,537)
Net proceeds from initial public offering	139,232	—
Exercise of stock options	51	—
Deferred financing costs	(528)	—

Net cash provided by financing activities	3,648	4,772

Effect of exchange rate changes on cash	680	1,067

Net (decrease) increase in cash	(1,650)	22,868
Cash and cash equivalents at beginning of period	17,207	44,296

Cash and cash equivalents at end of period	$15,557	$67,164

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Fiscal quarter ended		Nine fiscal months ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
Net income (loss)	$6,818	$(10,400)	$22,229	$4,073
Other comprehensive income, net of tax:
Net unrealized gain on derivative instruments	298	385	1,980	868
Minimum pension adjustment	—	—	—	472
Foreign currency translation adjustments	36,114	26,286	38,366	30,726

Total comprehensive income	$43,230	$16,271	$62,575	$36,139

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Prospectus dated July 29, 2004, which forms part of the Company’s Registration Statement (SEC File No. 333-115553) on Form S-1, as amended (the “Company’s Prospectus”). The results of operations for the third quarter and for the nine fiscal months ended January 2, 2005, are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications have been made in the fiscal 2004 financial statements to conform to the fiscal 2005 presentation.

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

NOTE 3: NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is in the process of reviewing SFAS 151 and has not determined the effects on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123(R) is effective for companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is in the process of reviewing SFAS 123 and has not determined the effects on the consolidated financial statements.

NOTE 4: INVENTORIES

Inventories, net consist of:

	January 2, 2005	March 31, 2004
Raw Materials	$39,755	$32,003
Work-in-Process	38,721	36,670
Finished Goods	69,631	63,039

	$148,107	$131,712

NOTE 5: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead or incurred interest rates are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statement of Operations. The amount of Accumulated Other Comprehensive Income related to lead contracts at January 2, 2005, net of tax, was a credit of approximately $1,195.

The following table describes the Company’s interest rate swaps as of January 2, 2005, and March 31, 2004. These interest rate swaps are designated as cash flow hedges and, therefore, changes in their fair value, net of tax, are recorded in Accumulated Other Comprehensive Income. The amount of Accumulated Other Comprehensive Income related to interest rate swaps as of January 2, 2005, net of tax, was a debit of approximately $1,793.

Notional Amount	Effective Date	Maturity Date	Fixed Interest Rate Paid		Variable Interest Rate Received	Fair Value at January 2, 2005	Fair Value at March 31, 2004
$60,000	02/22/01	02/22/08	5.16%		3-month LIBOR	$(2,790)	$(4,316)
60,000	05/05/04	05/05/08	3.68	% (1)	3-month LIBOR	(310)	NA
8,000	11/05/04	05/05/08	3.64	% (1)	3-month LIBOR	(9)	NA

$128,000						$(3,109)	$(4,316)

(1)	Fixed interest rate paid is 2.85% in year one, 3.15% in year two, 3.95% in year three and 4.68% in year four, which averages 3.67% for the four-year period.

NOTE 6: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the third quarter and for the nine fiscal months ended January 2, 2005 and December 28, 2003 were based on the estimated effective tax rates applicable for the full years ending March 31, 2005 and March 31, 2004, after giving effect to items specifically related to the interim periods. The third quarter and year-to-date fiscal 2005 effective income tax rates were 35%. The third quarter and year-to-date fiscal 2004 effective tax rates were 41% and 27%, respectively.

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

	Nine fiscal months ended
	January 2, 2005	December 28, 2003
Balance at beginning of period	$23,249	$24,198
Current period provisions	10,987	10,694
Costs incurred	(10,036)	(7,136)

Balance at end of period	$24,200	$27,756

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

	Nine fiscal months ended
	January 2, 2005	December 28, 2003
Balance at beginning of period	$38,344	$39,379
Costs incurred	(12,637)	(4,373)
Foreign currency impact and other	(1,092)	3,859

Balance at end of period	$24,615	$38,865

The costs incurred in the nine months ended January 2, 2005 related primarily to approximately $4,700 of restructuring activity in our United Kingdom facility and approximately $6,100 of restructuring activity in our German facility. Since inception of these aggregate restructuring reserves, $29,959 of costs have been incurred.

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

	Nine fiscal months ended
	January 2, 2005	December 28, 2003
Balance at beginning of period	$12,063	$11,722
Costs incurred	(8,626)	(1,821)
Current year provisions, net	—	2,656

Balance at end of period	$3,437	$12,557

The costs incurred in the nine months ended January 2, 2005 relate primarily to the settlement in the second quarter of a union matter related to the closing of a manufacturing location. Since the inception of these aggregate reserves, $19,698 of costs have been incurred.

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

	United States Plans		International Plan
	Nine fiscal months ended		Nine fiscal months ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
Service cost	$147	$294	$2,427	$2,205
Interest cost	370	354	304	173
Expected return on plan assets	(414)	(333)	(425)	(213)
Amortization and deferral	103	160	—	(5)

Net periodic benefit cost	$206	$475	$2,306	$2,160

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plan
	Nine fiscal months ended		Nine fiscal months ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
Discount rate	6.0%	6.0%	5.8%	5.8%
Expected return on plan assets	9.0%	9.0%	7.8%	7.8%
Rate of compensation increase	N/A	N/A	3.8%	3.8%

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

	Fiscal quarter ended		Nine fiscal months ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
Net (loss) earnings available to common shareholders – as reported	$6,818	$(16,244)	$14,074	$(13,145)
Stock-based compensation expense included in net earnings, net of tax	—	—	136	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(570)	(634)	(1,861)	(1,899)

Net earnings available to common shareholders – pro forma	$6,248	$(16,878)	$12,349	$(15,044)

Net earnings (loss) per common share – basic – as reported	$0.15	$(1.47)	$0.42	$(1.19)
Net earnings (loss) per common share – basic – pro forma	$0.14	$(1.53)	$0.37	$(1.37)
Net earnings (loss) per common share – diluted – as reported	$0.14	$(1.47)	$0.42	$(1.19)
Net earnings (loss) per common share – diluted – pro forma	$0.13	$(1.53)	$0.37	$(1.37)
Weighted average fair value of options granted during the period	$—	$—	$2.52	$2.05

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

NOTE 11: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share – diluted reflects the potential dilution that could occur if stock options were exercised. See Note 2 for description of the effect of IPO on shares outstanding. Weighted average common shares and common shares – diluted were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
Weighted average shares of common stock outstanding	45,954,336	11,014,421	33,205,871	11,014,421
Assumed exercise of stock options, net of shares assumed reacquired	727,056	—	597,470	—

Weighted average common shares - diluted	46,681,392	11,014,421	33,803,341	11,014,421

At January 2, 2005, there were 3,077,538 outstanding employee stock options that are out-of-the money and therefore were excluded from the calculation of the dilutive effect of employee stock options. All share data reflects the twenty-eight and one-half to one stock split of the Company’s common stock on July 9, 2004.

Due to net losses in the fiscal quarter and nine months ended December 28, 2003, the effect of the potential common shares resulting from the assumed exercise of stock options, net of shares assumed reacquired was excluded, as the effect would have been anti-dilutive.

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

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Other (1)	Consolidated
Fiscal quarter ended January 2, 2005:
Net Sales	$128,312	$145,395	$—	$273,707
Operating earnings (loss)	$8,925	$7,982	$(45)	$16,862

Fiscal quarter ended December 28, 2003:
Net Sales	$127,034	$126,262	$—	$253,296
Operating earnings (loss)	$12,755	$8,349	$(9,151)	$11,953

	Reserve Power	Motive Power	Other (1)	Consolidated
Nine fiscal months ended January 2, 2005:
Net Sales	$382,363	$415,918	$—	$798,281
Operating earnings (loss)	$30,102	$29,332	$(166)	$59,268

Nine fiscal months ended December 28, 2003:
Net Sales	$343,769	$349,931	$—	$693,700
Operating earnings (loss)	$26,468	$24,664	$(9,271)	$41,861

(1)	Other includes certain corporate services and an operating special charge in fiscal 2004.

NOTE 14: SPECIAL CHARGES

The following is a summary of special charges:

	Nine fiscal months ended
	January 2, 2005	December 28, 2003
Uncompleted acquisition attempts	$—	$6,800
Restructuring	—	2,295

Special charges – operating	—	9,095

Invensys settlement agreement	—	24,405
Write-off of deferred financing costs and a prepayment penalty	6,022	—

Special charges – non-operating	6,022	24,405

Total special charges	$6,022	$33,500

In August 2004, the Company used the net proceeds from its initial public offering and $1,696 of other corporate funds to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123,015) and to prepay a portion ($17,913) of our $380,000 senior secured term loan B. In connection with these prepayments, the Company incurred a non-operating special charge in its second fiscal quarter of 2005 of $6,022 for the write-off of a portion of unamortized deferred finance costs and the prepayment penalty on the senior second lien term loan.

Special charges – operating for the third quarter and year-to-date fiscal 2004 of $9,095 includes charges for uncompleted acquisitions (primarily legal and professional fees) and plant closing costs related to the final settlement of labor matters relating to a North American plant closed in fiscal 2002.

Special charges – non-operating for the third quarter and year-to-date fiscal 2004 of $24,405 were associated with the Settlement Agreement that among other items, repaid Seller Notes and cancelled stock warrants, all of which were attributable to the ESG acquisition. See Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2004, included in the Company’s Prospectus dated July 29, 2004, for a detailed description of Settlement Agreement and Seller Notes.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we can control our fixed and variable costs;

•	the raw material in our products may experience significant fluctuations in market price;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets in the Americas, Europe and Asia;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	unanticipated litigation proceedings to which we might be subject, the results of which could have a material adverse effect on us and our business;

•	changes in our market share in the business segments and regions where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	unanticipated quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•	our ability to successfully implement a new enterprise resource planning system;

•	our ability to comply with the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002;

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	adverse changes in our short- and long-term debt levels and adverse changes in the floating interest rates under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our inability to attract and retain qualified personnel;

•	credit risk associated with our customers, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure; and

•	terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to our operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on our business.

This list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

NON-GAAP MEASURES

This report contains financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). EnerSys’ management uses non-GAAP measures in their analysis of the Company’s performance. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP to reflect changes in financial results associated with our IPO, and the elimination of special charges recorded during the periods presented. Management believes presentations of financial measures reflecting these adjustments provide useful supplemental information in evaluating the operating results of our business. These disclosures should not be viewed as a substitute for net earnings determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

We evaluate business segment performance based primarily upon operating earnings. We also evaluate each business segment’s cash flow and financial position performance based upon primary working capital. Although we monitor the three elements of primary working capital (accounts receivable, inventories and accounts payable), our primary focus is on the total amount. Primary working capital ratio is a calculation of the sum of trade accounts receivable, plus inventories, minus trade accounts payable divided by the trailing three-month net sales (annualized). Primary working capital was $287.7 million (yielding a primary working capital percentage ratio of 26.3%) at January 2, 2005, and $250.3 million (yielding a primary working capital percentage ratio of 22.7%) at March 31, 2004. We closely manage our level of working capital due to the significant impact it has on cash flow and, as a result, our level of debt. The increase in the ratio during fiscal 2005 was primarily due to slower collections of receivables in Europe, a higher portion of our sales in regions with longer payment terms and higher levels of inventory to support shifts in the production locations of certain products. While these areas remain a focus for improvement, competitive factors, particularly with extended customer payment terms, will place increasing pressure on our primary working capital.

On a consolidated basis, we monitor daily short-term and long-term debt levels, as well as the corresponding leverage ratios (primarily using debt to EBITDA). EBITDA is earnings before interest, income taxes, depreciation and amortization.

We operate and manage our business in three primary geographic regions of the world - the Americas, Europe and Asia. Our business is highly decentralized with 20 manufacturing locations throughout the world. Over half our net sales for the third quarter and for the year-to-date of fiscal 2005 and 2004 were generated outside of the Americas.

We place strong emphasis on reducing our costs in order to maintain and improve our operating earnings and corresponding margins.

RESULTS OF OPERATIONS

NET SALES

By segment

	Fiscal quarter ended
	January 2, 2005		December 28, 2003		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve power	$128.3	46.9%	$127.0	50.1%	$1.3	1.0%
Motive power	145.4	53.1	126.3	49.9	19.1	15.1

Total	$273.7	100.0%	$253.3	100.0%	$20.4	8.1%

	Nine fiscal months ended
	January 2, 2005		December 28, 2003		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve power	$382.4	47.9%	$343.8	49.6%	$38.6	11.2%
Motive power	415.9	52.1	349.9	50.4	66.0	18.9

Total	$798.3	100.0%	$693.7	100.0%	$104.6	15.1%

By region
	Fiscal quarter ended
	January 2, 2005		December 28, 2003		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
America	$110.4	40.3%	$102.0	40.3%	$8.4	8.2%
Europe (1)	147.5	53.9	137.4	54.2	10.1	7.4
Asia	15.8	5.8	13.9	5.5	1.9	13.7

Total	$273.7	100.0%	$253.3	100.0%	$20.4	8.1%

	Nine fiscal months ended
	January 2, 2005		December 28, 2003		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
America	$332.8	41.7%	$298.8	43.1%	$34.0	11.4%
Europe (1)	415.4	52.0	358.8	51.7	56.6	15.8
Asia	50.1	6.3	36.1	5.2	14.0	38.8

Total	$798.3	100.0%	$693.7	100.0%	$104.6	15.1%

(1)	Includes Europe, Middle East and Africa

Net sales, excluding the effect of foreign currency translation, increased 2.6% or $6.7 million in the third quarter and 10.2% or $71.0 million year-to-date in fiscal 2005 over the comparable periods of fiscal 2004. Our year-to-date sales in fiscal 2005 continue to out perform fiscal 2004 in each segment and in each region.

While Motive Power net sales in the third quarter continued to show a significant increase over the third quarter of the prior year (15.1%), the growth rate of Reserve Power products slowed to a 1.0% increase over the comparable period of fiscal 2004.

GROSS PROFIT

Fiscal quarter ended
January 2, 2005		December 28, 2003		Decrease
In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
$60.4	22.1%	$64.0	25.3%	$(3.6)	(5.6)%

Nine fiscal months ended
January 2, 2005		December 28, 2003		Increase
In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
$188.2	23.6%	$173.9	25.1%	$14.3	8.2%

Gross profit, excluding the effect of foreign currency translation, decreased 10.3% or $6.6 million in the third quarter and increased 3.9% or $6.8 million year-to-date in fiscal 2005 over the comparable periods of fiscal 2004. The 320 basis point decrease in the third quarter and 150 basis point decrease year-to-date in gross profit as a percent of net sales over comparable periods in the prior year was due primarily to increased raw material costs and an increased share of lower margin product sales, partially offset by our cost savings programs. Cost reduction programs remain an important element of our business strategy to continue to improve efficiencies, optimize our manufacturing capacity and further increase our profitability.

OPERATING EXPENSES

Fiscal quarter ended
January 2, 2005		December 28, 2003		Increase
In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
$43.5	15.9%	$43.0	17.0%	$0.5	1.2%

Nine fiscal months ended
January 2, 2005		December 28, 2003		Increase
In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
$128.9	16.1%	$122.9	17.7%	$6.0	4.9%

Operating expenses, excluding the effect of foreign currency translation, decreased 3.5% or $1.5 million in the third quarter and increased 0.8% or $0.9 million year-to-date in fiscal 2005 over the comparable periods of fiscal 2004. Operating expenses as a percentage of net sales decreased in both the third quarter and year-to-date in fiscal 2005 in comparison with the same periods in fiscal 2004. This decrease of 110 basis points and 160 basis points, respectively, is consistent with our ongoing cost reduction initiatives and the favorable impact from leveraging the fixed cost components of our operating expenses, as net sales have increased over the comparable prior year periods. Selling expenses, our main component of operating expenses, were 67.7% and 67.3% of total operating expenses in the third quarter and year-to-date in fiscal 2005 compared to 67.7% and 67.0% of total operating expenses in the third quarter and year-to-date in fiscal 2004.

OPERATING EARNINGS

	Fiscal quarter ended
	January 2, 2005		December 28, 2003		(Decrease)/Increase
	In Millions	Percentage of Net Sales	In Millions	Percentage of Net Sales	In Millions	Percentage
Reserve power	$8.9	6.9%	$12.8	10.1%	$(3.9)	(30.5)%
Motive power	8.0	5.5	8.3	6.6	(0.3)	(3.6)

	16.9	6.2%	21.1	8.3%	(4.2)	(19.9)%
Other	—	—	(9.1)	—	9.1	—

Total	$16.9	6.2%	$12.0	4.7%	$4.9	40.1%

	Nine fiscal months ended
	January 2, 2005		December 28, 2003		Increase
	In Millions	Percentage of Net Sales	In Millions	Percentage of Net Sales	In Millions	Percentage
Reserve power	$30.1	7.9%	$26.5	7.7%	$3.6	13.6%
Motive power	29.3	7.0	24.7	7.1	4.6	18.6

	59.4	7.4%	51.2	7.4	8.2	16.0%
Other	(0.1)	—	(9.3)	—	9.2	—

Total	$59.3	7.4%	$41.9	6.0%	$17.4	41.5%

Third quarter fiscal 2005 operating earnings decreased 23.9% or $5.0 million over the third quarter of fiscal 2004, excluding the net favorable effect of foreign currency translation of $0.9 million and excluding the special charges of $9.1 million from fiscal 2004 results.

Year-to-date fiscal 2005 increased 11.6% or $5.9 million over year-to-date fiscal 2004, excluding the net favorable effect of foreign currency translation of $2.4 million and excluding the special charges of $9.1 million from fiscal 2004 results.

The 210 basis point decline in the combined motive power and reserve power operating margin in the third quarter of 2005 is primarily due to higher raw material costs and higher manufacturing costs in fiscal 2005.

INTEREST EXPENSE

Interest expense of $5.1 million in the third quarter and $18.4 million year-to-date in fiscal 2005 (net of interest income of $0.05 and $0.12 million) was $0.5 million lower than the $5.6 million in the third quarter and $2.6 million higher than the $15.8 million in year-to-date fiscal 2004. The decrease in interest expense in the third quarter of fiscal 2005 is attributed primarily to the elimination of amortization on the discount of the Seller Notes of approximately $1.1 million (as these were settled in fiscal 2004) and lower average interest rates on borrowings, partially offset by higher borrowing levels of approximately $90 million in the third quarter of fiscal 2005 compared to the comparable period in fiscal 2004. On August 20, 2004 the Company completed a refinancing of its outstanding term loan B of $361.1 million with the issuance of a new term loan B in the amount of $365.0 million. This was effected through an amendment of our senior secured credit agreement which added the ability to enter into the new term loan B with a credit spread on variable interest rates of one-half of one percent lower than that on the existing term loan B. All other terms and conditions of the agreement remained unchanged.

The increase in interest expense year-to-date is primarily due to the additional debt incurred in connection with the recapitalization completed in March 2004, partially offset by the elimination of amortization on the discount of the Seller Notes of approximately $3.3 million. Our total debt was $377.8 million at January 2, 2005, as compared to $290.6 million at December 28, 2003. Our average interest rate on borrowings in the third quarter of fiscal 2005 was 4.63% compared to 4.74% in the comparable period in fiscal 2004. Our average interest rate on borrowings year-to-date was 4.75% in fiscal 2005 compared to 4.80% in 2004. See Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2004, included in the Company’s Prospectus, for a detailed description of our debt.

SPECIAL CHARGES

In the year-to-date results of fiscal 2005, the Company incurred a non-operating special charge of $6.0 million for the write-off of a portion of unamortized deferred finance costs and a prepayment penalty on the repayment of its senior secured lien term loan in connection with the IPO.

During the third quarter of fiscal 2004, the Company incurred an operating special charge of $9.1 million for uncompleted acquisitions (primarily legal and professional fees) and plant closing costs related to the final settlement of labor matters relating to a North American plant closed in fiscal 2002.

During the third quarter of fiscal 2004, the Company incurred a non-operating special charge of $24.4 million associated with a settlement agreement with Invensys plc that included among other items, prepaid Seller Notes and cancelled stock warrants, all of which were attributable to the ESG acquisition.

OTHER (INCOME) EXPENSE, NET

Other expense of $1.2 million was recorded in the third quarter of fiscal 2005 compared to other income of $0.3 million in the comparable period of fiscal 2004. Non-operating foreign currency transaction net losses (primarily from the strengthening of the euro) occurred in the third quarter of fiscal 2005; whereas net gains occurred in the third quarter of fiscal 2004.

Other expense of $0.5 million was recorded year-to-date in fiscal 2005 compared to other income of $3.9 million in the comparable period of fiscal 2004. Year-to-date fiscal 2005 other expense consisted primarily of the foreign currency net gains and license fee revenue, offset by a fixed asset write-off recorded in the first quarter of 2005. Year-to-date fiscal 2004 other income consisted primarily of foreign currency net gains.

EARNINGS BEFORE INCOME TAXES

Third quarter and year-to-date fiscal 2005 earnings before income taxes of $10.5 million and $34.3 million (3.8% and 4.3% of net sales), exceeded the comparable quarter and comparable year-to-date period in fiscal 2004 by $28.3 million and $28.7 million, respectively. Net foreign currency translation positively affected the results in the quarter by $0.8 million and the year-to-date results by $2.4 million in comparison to the comparable periods in fiscal 2004.

The increase in year-to-date fiscal 2005 over fiscal 2004 earnings before tax (excluding special charges) is primarily attributed to higher operating earnings in fiscal 2005, which was achieved despite commodity cost pressure on gross profit particularly in the third quarter, partially offset by higher year-to-date fiscal 2005 interest expense due primarily to higher debt levels and to reduced foreign currency gains in fiscal 2005.

INCOME TAX EXPENSE

The third quarter and year-to-date fiscal 2005 effective income tax rate was 35% compared to 41% in the quarter and 27% year-to-date in the comparable periods in fiscal 2004. A year-to-date adjustment was made in the second quarter of fiscal 2005 to bring the year-to-date effective tax rate in line with current estimates for the entire year.

NET EARNINGS

As a result of the above, third quarter fiscal 2005 net earnings of $6.8 million (2.5% of net sales) were above the third quarter fiscal 2004 net loss of $10.4 million (4.1% of net sales) by $17.2 million. Year-to-date fiscal 2005 net earnings of $22.2 million (2.8% of net sales) exceeded year-to-date fiscal 2004 net earnings of $4.1 million (0.6% of net sales) by $18.1 million.

Net earnings per common share in the third quarter of fiscal 2005 basic and diluted were $0.15 and $0.14 in comparison to a loss per common share of $1.47 and $1.47 in the third fiscal quarter of 2004, respectively. Net earnings per common share basic and diluted for year-to-date fiscal 2005 were $0.42 and $0.42 in comparison to a loss per common share of $1.19 and $1.19 year-to-date fiscal 2004, respectively.

Pro forma net earnings are calculated giving effect to the IPO as if it occurred as of the beginning of the pro forma periods presented and eliminating the effect of the special charges (net of tax). Pro forma basic and diluted weighted-average share amounts are calculated as of the IPO effective date.

	Fiscal quarter ended			Nine fiscal months ended
(In Millions, Except Share and Per Share Data)	January 2, 2005	December 28, 2003		January 2, 2005		December 28, 2003
Net earnings reconciliation:
As reported net earnings (loss) available to common shareholders	$6.8	$(16.2)		$14.1		$(13.1)
Proforma adjustments (net of tax):
Interest expense	—	(0.2	)(2)	1.9	(1)	(0.4	)(2)
Special charges	—	20.8		3.9		20.8
Series A convertible stock dividend	—	5.8		8.2		17.2

Total proforma adjustments	0.0	26.4		14.0		37.5
Proforma net earnings available to common shareholders	$6.8	$10.2		$28.1		$24.4

Reported earnings per share:
Basic	$0.15	$(1.47)		$0.42		$(1.19)
Diluted	$0.14	$(1.47)		$0.42		$(1.19)

Basic shares reconciliation:
As reported basic weighted average shares	45,954,336	11,014,421		33,205,871		11,014,421
Proforma adjustments:
Adjust weighting to IPO effective date	(8,777)	—		12,739,688		—
Preferred stock converted	—	22,431,138		—		22,431,138
New shares issued in IPO	—	12,500,000		—		12,500,000

Total proforma adjustments	—	34,931,138		12,739,688		34,931,138

Proforma basic weighted average shares	45,945,559	45,945,559		45,945,559		45,945,559

Diluted shares reconciliation:
As reported diluted weighted average shares	46,681,392	11,014,421		33,803,341		11,014,421
Proforma adjustments:
Adjust dilutive options to IPO effective date	(233,386)	502,447		(97,949)		502,447
Assumed beginning of year weighting	—	—		12,742,614		—
Preferred stock converted	—	22,431,138		—		22,431,138
New shares issued in IPO	—	12,500,000		—		12,500,000

Total proforma adjustments	—	35,433,585		12,644,665		35,433,585

Proforma diluted weighted average shares	46,448,006	46,448,006		46,448,006		46,448,006

Proforma earnings per share:
Basic	$0.15	$0.22		$0.61		$0.53
Diluted	$0.14	$0.22		$0.60		$0.53

(1)	resulting from the assumed prepayment of debt from the IPO proceeds as if it occurred on April 1, 2004
(2)	resulting from the net additional debt (adjusted for the assumed prepayment of debt associated with the March 2004 recapitalization) as if it occurred as of April 1, 2003

OUTLOOK

For the fourth quarter of our fiscal year 2005, we expect to generate net earnings per share of between $0.18 and $0.22 for both basic and diluted calculations. Therefore, for the full 2005 fiscal year, we expect to generate pro forma net earnings per share of between $0.78 to $0.82 (between $0.61 and $0.65 per share reported) for both basic and diluted calculations, compared to pro forma net earnings per share of $0.79 basic (a reported net loss per share basis of $1.80) and $0.78 diluted (a reported net loss per share diluted of $1.80) for full fiscal year 2004. Proforma adjustments to calculate net earnings per share for the full years presented are interest expense (net of tax) for the assumed prepayment of debt from the proceeds of the IPO as if it occured as of the beginning of the periods, exclusion of special charges (net of tax) and exclusion of series A convertible stock dividends. Actual weighted average shares for the full fiscal year 2005 assumes additional shares will be issued in the fourth quarter related to stock option exercises.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $14.7 million for the nine months ended January 2, 2005, as compared to $33.3 million of cash provided in the comparable period in fiscal 2004. This change was primarily due to restructuring payments of $21.3 million. These restructuring payments are reported as a change in accrued expenses in the Consolidated Condensed Statements of Cash Flows. See the “Overview” above for a discussion of primary working capital.

Investing activities used cash of $20.7 million for the nine months ended January 2, 2005, as compared to cash used of $16.3 million in the comparable period in fiscal 2004. Capital expenditures were $5.8 million higher year-to-date in fiscal 2005, but this was offset by $3.5 million of cash provided by the sale of an idle manufacturing facility in the U.S. The higher level of capital spending was primarily related to cost savings programs in Europe and the U.S.

Financing activities provided cash of $3.6 million year-to-date in fiscal 2005, as compared to cash provided of $4.8 million in the comparable period of fiscal 2004, primarily due to IPO net proceeds of $139.2 million, a decrease in short-term debt of $7.6 million, a decrease of $132.3 million in long-term debt and payment of financing fees on new debt of $0.5 million.

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

We are also exposed to foreign currency exchange risks. The geographic diversity of our sales and costs help mitigate the risk of the volatility of currency in any particular region of the world. As of January 2, 2005 and December 28, 2003, we had not entered into any foreign currency forward contracts.

We have a significant risk in our exposure to certain raw materials, which we estimate were approximately half of total cost of goods sold for the first nine months of fiscal 2005 and 2004.

Our largest single raw material cost is lead, for which the cost remains volatile. To ensure a steady supply of lead and to mitigate against large increases in cost, we enter into contracts with our suppliers for the purchase of lead and forward purchase contracts with financial institutions to hedge the price of lead. Each contract is for a period not extending beyond one year. Under these contracts, we were committed to the purchase of the following amounts of lead:

Date	$’s (in millions)	# Pounds (in millions)	Average Cost/Pound
January 2, 2005	$17.5	48.5	$0.36
March 31, 2004	11.9	38.7	0.31

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see the information included in “Item 1. Legal Proceedings” of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2004. In addition, the Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows.

Item 6. Exhibits

3.1*	Fifth Restated Certificate of Incorporation

3.2*	Bylaws

4.1*	Form of Common Stock Certificate

4.2*	2004 Securityholder Agreement

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to exhibits (with same exhibit number) to EnerSys Registration Statement on Form S-1 (File No. 333-115553) declared effective by the Securities and Exchange Commission on July 26, 2004.

EnerSys

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: February 16, 2005

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1*	Fifth Restated Certificate of Incorporation

3.2*	Bylaws

4.1*	Form of Common Stock Certificate

4.2*	2004 Securityholder Agreement

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to exhibits (with same exhibit number) to EnerSys Registration Statement on Form S-1 (File No. 333-115553) declared effective by the Securities and Exchange Commission on July 26, 2004.