Form 10-K
period 2005-03-31
EnerSys
filed 2005-06-20
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-32253

ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State of Incorporation)	(I.R.S. Employer Identification No.)

2366 Bernville Road

Reading, Pennsylvania 19605

(Address of principal executive offices)

Telephone Number: 610-208-1991

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

Aggregate market value of the voting stock held by nonaffiliates at October 1, 2004: $166,681,080 (based upon its closing transaction price on the New York Stock Exchange on October 1, 2004).

Common Stock outstanding at June 1, 2005:	Common Stock 46,164,794 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 21, 2005 to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report.

Special Note About Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: competitive pricing pressures; unfavorable economic conditions; increasing raw material costs; potential environmental, health and safety liabilities; litigation; currency risks and other risks associated with operating in international markets; our failure to introduce new products or product enhancements; our competitors ability to successfully market new products; our inability to protect our proprietary technology and trademarks; the relocation of our customers businesses; our inability to implement cost reduction initiatives; quality problems; risks associated with acquisitions, including our failure to make planned acquisitions, acquisition integration issues and costs, and our ability to integrate and derive the expected benefits from our recent acquisitions; difficulties in implementing a new enterprise resource planning system; ramifications of any future terrorist attacks or increased security alert levels; our inability to make our debt payments or meet our debt covenants; regulatory changes that could negatively affect the demand for our products; our failure to adequately prepare for potential disasters; and other risks that are set forth in the “Risk Factors” section and other sections of this Report.

Forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they are made. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or that may be made in other filings with the Securities and Exchange Commission or elsewhere from time to time by, or on behalf of, us.

EnerSys

Form 10-K

March 31, 2005

PART I

ITEM 1. BUSINESS

Overview

EnerSys (the “Company,” “we,” or “us”) is the world’s largest manufacturer, marketer and distributor of lead-acid industrial batteries. We also manufacture, market and distribute related products such as chargers, power equipment and battery accessories, and we provide related after-market and customer-support services for lead-acid industrial batteries. Industrial batteries generally are characterized as reserve power batteries or motive power batteries.

Reserve power batteries also are known as network, standby or stationary power batteries and are used primarily for backup power applications to ensure continuous power supply in case of main (primary) power failure or outage. Reserve power batteries are used primarily to supply standby direct current (“DC”) operating power for:

•	telecommunications systems, such as wireless, wireline and internet access systems, central and local switching systems, satellite stations and radio transmission stations;

•	uninterruptible power systems (“UPS”) applications for computer and computer-controlled systems, including process control systems;

•	portable power applications, including security systems and recreational vehicles;

•	switchgear and electrical control systems used in electric utilities and energy pipelines; and

•	commercial and military aircraft, submarines and tactical military vehicles.

Motive power batteries are used to provide power for electric material handling and ground handling equipment, primarily electric industrial forklift trucks. They compete primarily with propane- and diesel-powered internal combustion engines used principally in the following applications:

•	electric industrial forklift trucks in distribution and manufacturing facilities;

•	ground support equipment used at airports, including baggage tuggers, pushback tractors and belt loaders; and

•	mining equipment, including scoops, coal haulers, shield haulers, underground forklifts, shuttle cars and locomotives.

History

EnerSys and its predecessor companies have been manufacturers of industrial batteries for over 100 years. Morgan Stanley Capital Partners teamed with the management of Yuasa, Inc. in late 2000 to acquire from Yuasa Corporation (Japan) its reserve power and motive power battery businesses in North and South America. We were incorporated in October 2000 for the purpose of completing the Yuasa, Inc. acquisition from Yuasa Corporation (Japan). The acquired businesses included the Exide, General and Yuasa brands. On January 1, 2001, we changed our name from Yuasa, Inc. to EnerSys to reflect our focus on the energy systems nature of our businesses. In early 2002, we acquired the reserve power and motive power business of the Energy Storage Group, or ESG, of Invensys plc, whose principal brands were Hawker, PowerSafe and DataSafe.

Today, our reserve power batteries are marketed and sold principally under the PowerSafe, DataSafe and Genesis brands. Our motive power batteries are marketed and sold principally under the Hawker, Exide and General brands. We also manufacture and sell related direct current—DC—power products including chargers, electronic power equipment and a wide variety of battery accessories. Our battery products span a broad range of sizes, configurations and electrical capacities, enabling us to meet a wide variety of customer applications.

In August 2004, EnerSys completed an initial public offering (the “IPO”) and issued 12,500,000 shares of our common stock at a value of $12.50 per share. The Company’s Registration Statement (SEC File No. 333-115553) for its IPO was declared effective by the Securities and Exchange Commission on July 26, 2004. The Company’s common stock commenced trading on the New York Stock Exchange on July 30, 2004, under the trading symbol “ENS.” At the completion of the offering, we had 45,945,559 shares of common stock outstanding, which included 11,014,421 shares that were outstanding prior to the IPO, 22,431,138 shares of common stock converted from preferred shares, and 12,500,000 new shares issued in the IPO. The net proceeds from the offering were approximately $139.2 million. The net proceeds and $1.7 million of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123.0 million) and to prepay a portion ($17.9 million) of our $380.0 million senior secured term loan B.

In August 2004, in order to take advantage of the Company’s lower leverage and lower market borrowing costs, we amended our Credit Agreement and reduced our borrowing rates on the senior secured term loan B by 0.50%. The existing term loans ($361.1 million plus accrued interest) were paid off and simultaneously new term loans of $365.0 million were borrowed.

Fiscal Year Reporting

In this Report, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2005”, which refers to our fiscal year ended March 31, 2005. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in fiscal 2005 ended on July 4, 2004, October 3, 2004, January 2, 2005, and March 31, 2005, respectively. The four fiscal quarters in fiscal 2004 ended on June 29, 2003, September 28, 2003, December 28, 2003, and March 31, 2004. Financial information about segments and geographic areas is incorporated by reference to footnote 20 of our consolidated financial statements.

Recent Developments

FIAMM Acquisition

In March 2005, we amended our Credit Agreement to allow for the Company’s acquisition of the motive power battery business of FIAMM S.p.A. and the secured financing for such acquisition. Additionally, the amendment revised the senior secured leverage ratio for the Company’s next six quarters.

On June 1, 2005, we acquired the motive power business of FIAMM S.p.A., which operates primarily in Europe and had net sales of approximately $90 million (approximately €70 million) for its fiscal year ending December 31, 2004. The cash purchase price for this acquisition was €25 million (approximately $31.25 million). The acquisition was financed with proceeds from a €25 million European term loan. The European term loan has amortizing payments and matures on June 30, 2011. Borrowings under the European term loan bear interest at a floating rate based upon a EURIBOR rate plus an applicable percentage.

Our Customers

We serve over 10,000 customers in over 100 countries, on a direct basis or through our distributors. No single customer accounts for more than 6% of our revenues.

Reserve Power

Our reserve power customers consist of regional customers as well as global customers. These customers are in diverse markets ranging from telecom to UPS, electric utilities, security systems, emergency lighting and personal mobility. In addition, we sell our aerospace and defense products to numerous countries, including the governments of the U.S., Germany and the U.K. and to major defense and aviation original equipment manufacturers, which we refer to as OEM.

Motive Power

Our motive power customers include a large, diversified customer base. We are not overly dependent on any particular end market or geographic region. These customers include materials handling equipment dealers, OEMs and end users of such equipment. End users include manufacturers, distributors, warehouse operators, retailers, airports, mine operations and railroads.

Distribution and Services

Reserve Power

We distribute, sell and service reserve power products globally through a combination of company-owned offices, independent manufacturers’ representatives and distributors managed by our regional sales managers. With our global manufacturing locations and regional warehouses, we believe we are well positioned to meet our customers’ delivery and servicing requirements. We have targeted our approach to meet local market conditions, which we believe provides the best possible service for our regional customers and our global accounts.

Motive Power

We distribute, sell and service our motive power products throughout the world, principally through company-owned sales and service facilities, as well as through independent manufacturers’ representatives. We believe we are the only battery manufacturer in the motive power battery industry that operates a primarily company-owned service network. This company-owned network allows us to offer high-quality service, including preventative maintenance programs and customer support. Our warehouses and service locations enable us to respond quickly to customers in the markets we serve. The extensive industry experience of our sales organization results in strong long-term customer relationships.

Manufacturing and Raw Materials

We manufacture and assemble reserve power and motive power batteries and related products at manufacturing facilities located across the Americas, Europe and Asia. We believe that our global approach to manufacturing has significantly helped us increase our market share during the past several years. With a view toward projected demand, we strive to optimize and balance capacity at our battery manufacturing facilities located throughout the world, while simultaneously minimizing our product cost. By taking a global view of our manufacturing requirements and capacity, we are better able to anticipate potential capacity bottlenecks and equipment and capital funding needs.

The primary raw materials used to manufacture our products include lead, plastics, steel and copper. We purchase lead from a number of leading suppliers throughout the world. Because lead is traded on the world’s commodity markets and its price fluctuates daily, we enter into hedging arrangements from time to time for a portion of our projected requirements to mitigate the adverse effects of these fluctuations.

Competition

The industrial lead-acid battery market is highly competitive and has experienced substantial consolidation both among competitors who manufacture and sell industrial batteries and among customers who purchase industrial batteries. Our competitors range from development stage companies to major domestic and international corporations. We also compete with other energy storage technologies such as batteries utilizing chemistries other than lead-acid and fuel cells. We compete primarily on the basis of reputation, product quality, reliability of service, delivery and price. We believe that our products and services are competitively priced.

Reserve Power

We believe we have one of the largest market shares for reserve power products on a worldwide basis. We compete principally with Exide Technologies, GS Yuasa and C&D Technologies, as well as FIAMM and East Penn Manufacturing.

Motive Power

We believe we have the largest market share for motive power products on a worldwide basis. Our principal competitor, on a global basis, is Exide Technologies. On a regionalized basis, East Penn Manufacturing and C&D Technologies compete with us in North America, Hoppecke competes with us in Europe, and JSB, Shinkobe, Yuasa and Hitachi compete with us in Asia.

Warranties

Warranties for our products vary by geography and product and are competitive with other suppliers of these types of products. Generally, our reserve power products’ warranties range from one- to twenty-years and our motive power products’ warranties range from one- to five-years. The warranty on our battery chargers typically ranges from one- to three-years.

The length of our warranties is sometimes extended to reflect varied regional characteristics and competitive influences. In some cases, we may extend the warranty period to include a pro rata period, which is typically based around the design life of the product and the application served. Our warranties generally cover defects in workmanship and materials and are limited to specific usage parameters.

Intellectual Property

We have numerous patents and patent licenses in the United States and other jurisdictions but do not consider any patent to be material to our business. From time to time, however we apply for patents on new inventions and designs, but we believe that the growth of our business will depend primarily upon the quality of our products and our relationships with our customers, rather than the extent of our patent protection.

Although other manufacturers may possess certain thin plate pure lead technology (“TPPL”), we believe we are the only manufacturer of products using TPPL technology in the markets we serve. Some aspects of this technology may be patented in the future. In any event, we believe that a significant capital investment would be required by any party desiring to produce products using TPPL technology for these markets.

We own or possess exclusive and non-exclusive licenses and other rights to use a number of trademarks in various jurisdictions. We have obtained registrations for many of these trademarks in the United States and other jurisdictions. Our various trademark registrations currently have a duration of approximately one to 10 years, varying by mark and jurisdiction of registration and may be renewable. We endeavor to keep all of our material registrations current. We believe that many such rights and licenses are important to our business by helping to develop strong brand-name recognition in the marketplace. Some of the significant (registered and unregistered) trademarks that we use include: Armasafe+, Chloride, Cobra, Cyclon, DataSafe, Deserthog, Energy Plus, Envirolink, ESB, Espace, Exide, Exide-Ironclad, GBC, Genesis, Genesis NP, Genesis Pure Lead, Hawker, HUP, Hybernator, Liberator, LifeGuard, LifePlus, Loadhog, Oasis, Odyssey, Oldham, Perfect, PowerGuard, PowerLease, Powerline, PowerPlus, PowerSafe, Smarthog, Superhog, Supersafe, Titan PowerTech, Varta, Waterless and Workhog.

See “Litigation—Exide Litigation” for information concerning currently pending litigation involving our continuing right to use the Exide trademark.

Seasonality

Our business generally does not experience significant monthly or quarterly fluctuations in net sales as a result of weather or other trends that can be directly linked to seasonality patterns. However, our second fiscal quarter normally experiences moderate reductions in net sales as compared to our first fiscal quarter for that year, due to summer manufacturing shutdowns of our customers and holidays primarily in the United States and Western Europe. In fiscal 2003, 2004 and 2005, the impact of this seasonal weakness was mitigated to a significant degree by strengthening currencies, primarily the euro, in Europe, where we conduct slightly more than half of our business. Our fourth fiscal quarter normally experiences the highest sales of any fiscal quarter within a given year. Many reserve power telecommunications customers tend to perform extensive service and engage in higher battery replacement and maintenance activities in the first calendar quarter of a year, which is our fourth fiscal quarter. In addition, many of our largest industrial customers are on a calendar fiscal year basis and many tend to purchase their durable goods more heavily in that quarter than any other within the calendar year.

Product and Process Development

Our product and process development efforts are focused on the creation and optimization of new battery products using existing technologies, which differentiate our stored energy solutions from our competition’s. We allocate our resources to the following key areas:

•	the design and development of new products;

•	optimizing and expanding our existing product offering;

•	waste reduction;

•	production efficiency and utilization;

•	capacity expansion, without additional facilities; and

•	quality attribute maximization.

Employees

At March 31, 2005, we had approximately 6,600 employees. Of these employees, approximately 3,250, almost all of whom work in our European facilities, were covered by collective bargaining agreements. The average term of these agreements is one to two years, with the longest term being three and one-half years. These agreements expire over the period from 2005 to 2007.

We consider our employee relations to be good. We have not experienced any significant labor unrest or disruption of production.

Environmental Matters

In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and changing environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; remediation of polluted ground or water; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws and regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or their exposure to, hazardous substances used, stored, transported or disposed of by us or contained in our products.

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at their current or former properties or at properties at which they have disposed of hazardous substances. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties that was caused by former owners. Soil and groundwater contamination has occurred at some of our current and former properties and may occur or be discovered at other properties in the future. We currently are investigating and monitoring soil and groundwater contamination at certain of our properties, and we may be required to conduct these operations at other properties in the future. In addition, we have been and in the future may be liable to contribute to the cleanup of locations owned or operated by other persons to which we or our predecessor companies have sent wastes for disposal, pursuant to federal and other environmental laws. Under these laws, the owner or operator of contaminated properties and companies that generated, disposed of or arranged for the disposal of wastes sent to a contaminated disposal facility can be held jointly and severally liable for the investigation and cleanup of such properties, regardless of fault.

Six of our facilities in the United States and Europe are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance.

Quality Systems

We utilize a global strategy for quality management systems, policies and procedures, the basis of which is the ISO 9001:2000 standard, which is a worldwide recognized quality standard. We believe in the principles of this standard and reinforce this by requiring mandatory compliance for all manufacturing, sales and service locations that are registered to the ISO 9001 standard. This strategy enables us to provide effective products and services to meet our customers’ needs.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet address is http://www.enersys.com. We make available free of charge on http://www.enersys.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Code of Business Conduct and Ethics is applicable to our principal executive officer, our principal financial officer and our controller. Our Code of Business Conduct and Ethics is available on the Investor Relations section of our website at http://www.enersys.com. Any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to one of the officers listed above will be disclosed on the Investor Relations section of our website at http://www.enersys.com. Our Corporate Governance Guidelines and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees are also available on the Investor Relations section of our website at http://www.enersys.com.

Risk Factors

The following risks and uncertainties, as well as others described in this Report on Form 10-K, could materially adversely affect our business, results of operations and financial condition:

We operate in an extremely competitive industry and are subject to continual pricing pressure.

We compete with a number of major international manufacturers and distributors, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of our industry, consolidation among industrial battery purchasers and the financial difficulties being experienced by several of our competitors, we have been subjected to continual and significant pricing pressures. These pricing pressures have prevented us from fully passing through to customers increased costs. We anticipate heightened competitive pricing pressure as Chinese and other foreign producers, able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with original equipment manufacturers and other customers. In addition, certain of our competitors own lead smelting facilities which, during periods of lead cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to reduce our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

Cyclical industry conditions have adversely affected and may continue to adversely affect our results of operations.

Our operating results are affected by the general cyclical pattern of the industries in which our major customer groups operate and the overall economic conditions in which we and our customers operate. For example, the significant capital expenditures made by the telecommunications industry during the period from fiscal 1999 through fiscal 2001, as numerous companies expanded their systems and installed standby backup battery power systems, drove demand for our reserve power products. As the telecommunications industry dramatically reduced the building of new systems in response to massive overcapacity, the demand for our reserve power products for this important application declined significantly. Both our reserve power and motive power segments are heavily dependent on the end-user markets they serve, such as telecommunications, UPS and electric industrial forklift trucks. A weak capital expenditure environment in these markets has had and can be expected to have a material adverse effect on our results of operations.

Our raw materials costs are volatile and expose us to significant movements in our product costs.

We employ significant amounts of lead, plastics, steel, copper and other materials in our manufacturing processes. We estimate that raw material costs account for approximately half of our cost of goods sold. Lead is our most significant raw material. The costs of these raw materials, particularly lead, are volatile and beyond our control.

Volatile raw material costs can significantly affect our operating results and make period-to-period comparisons extremely difficult. We cannot assure you that we will be able to hedge the costs of our raw material requirements at a reasonable level or pass on to our customers the increased costs of our raw materials.

Our operations expose us to the risk of material environmental, health and safety liabilities, costs, and litigation.

In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and changing environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; remediation of polluted ground or water; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws or regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at their current or former properties or at properties at which they have disposed of hazardous substances. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties that was caused by former owners. Soil and groundwater contamination has occurred at some of our current and former properties and may occur or be discovered at other properties in the future. We are currently investigating and monitoring soil and groundwater contamination at certain of our properties, and we may be required to conduct these operations at other properties in the future. In addition, we have been and in the future may be liable to contribute to the cleanup of locations owned or operated by other persons to which we or our predecessor companies have sent wastes for disposal, pursuant to federal and other environmental laws. Under these laws, the owner or operator of contaminated properties and companies that generated, disposed of or arranged for the disposal of wastes sent to a contaminated disposal facility can be held jointly and severally liable for the investigation and cleanup of such properties, regardless of fault.

We cannot assure you that we have been or at all times will be in compliance with environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits, or that we will not be exposed to material environmental, health or safety litigation.

Recent legislation proposed by the European Union could affect us and the lead-acid battery industry.

Recent legislation proposed by the European Union may affect us and the lead acid battery industry. In November 2003, the European Commission issued a Directive that recommends the elimination of mercury in batteries and the reclamation of spent lead and cadmium batteries for recycling (a “closed-loop” life cycle). On April 20, 2004, the European Parliament approved legislation that would effectively ban lead and cadmium in batteries as well as mercury, with the exception of batteries for which no suitable alternatives exist. While we do not believe that such alternatives currently exist, a suitable substitute for lead acid batteries may be identified or developed. In response to the vote of the European Parliament, the European Commission stated it would not endorse a ban on lead or cadmium in batteries and affirmed its original proposal for closed-loop recycling regulations. The European Council, the main decision-making body of the European Union, re-examined the proposals from the European Parliament and, in December 2004, came to an agreement on a new draft Battery Directive. Under the latest proposals, there would be no ban for lead or cadmium in automotive and industrial batteries. The draft directive will be passed back to the European Parliament for further debate later in 2005. If the European Parliament were to re-introduce the lead and cadmium ban through an amendment to the legislation, then enactment and implementation of the directive by the Member States could have a material adverse effect on our business, results of operations and financial condition.

We are exposed to exchange rate risks, and our net income and financial condition may suffer due to currency translations.

We invoice foreign sales and service transactions in local currencies, using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current rates as of the balance sheet date. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, primarily the euro and British pound, may adversely affect our revenue, cost of revenue and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries.

Most of the risk of fluctuating foreign currencies is in our European operations, which comprised over half of our net sales during the last two fiscal years. The euro is the dominant currency in our European operations.

The translation impact from currency fluctuations on net sales and operating earnings in the Americas and Asia is minimal, as virtually all net sales and operating earnings are in dollars or are pegged to the dollar.

Foreign currency depreciation will make it more expensive for our non-U.S. subsidiaries to purchase certain of our raw material commodities that are priced globally in U.S. dollars. Significant movements in foreign exchange rates can have a material impact on our results of operations and financial condition. We do not engage in significant hedging of our foreign currency exposure and cannot assure you that we would be able to hedge our foreign currency exposures at a reasonable cost.

Our international operations may be adversely affected by actions taken by foreign governments or other forces or events over which we may have no control.

We currently have significant manufacturing and distribution facilities outside of the U.S., including in the United Kingdom, France, Germany, China, Mexico, Poland, Czech Republic, Spain, Italy and Canada. We may face political instability and economic uncertainty, cultural and religious differences and difficult labor relations in our foreign operations. We also may face barriers in the form of long-standing relationships between potential customers and their existing suppliers, national policies favoring domestic manufacturers and protective regulations including exchange controls, restrictions on foreign investment or the repatriation of profits or invested capital, changes in export or import restrictions and changes in the tax system or rate of taxation in countries where we do business. We cannot assure you that we will be able to successfully develop and expand our international operations and sales or that we will be able to overcome the significant obstacles and risks of our international operations.

Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

Many new energy storage technologies, other than lead-acid, have been introduced over the past several years. In addition, recent advances in fuel cell and flywheel technology have been introduced for use in selected applications that compete with the end uses for lead-acid industrial batteries. For many important and growing markets, such as aerospace and defense, lithium-based battery technologies have large and growing market shares and lead-acid technologies have decreasing market shares. Our ability to achieve significant and sustained penetration of key developing markets, including aerospace and defense, will depend upon our success in developing or acquiring these and other technologies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our products will remain competitive with products based on technologies other than lead-acid.

We may not be able adequately to protect our proprietary intellectual property and technology.

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Certain of these technologies, especially in thin plate pure lead—TPPL—technology, are important to our business and are not protected by patents. Despite our efforts to protect our proprietary intellectual property and technology and other confidential information, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property and proprietary technologies.

We may lose our right to use the Exide trademark.

Exide Technologies, during the course of its Chapter 11 proceedings, has sought to reject certain agreements related to the 1991 sale of Exide Technologies’ industrial battery business to Yuasa, including the exclusive, perpetual, worldwide and transferable license to use the Exide name on industrial batteries that we acquired in the Yuasa purchase. If the court were to find in favor of Exide Technologies, our license to use the Exide name could be terminated.

The Exide trade name is one of our better-known brands. We introduced testimony in the court proceedings from an expert witness who estimated that we would suffer damages of approximately $60 million over a seven-year period from price erosion, profit on lost sales and incremental rebranding expense in the event that the license were terminated. This expert’s assessment of our damages assumed, contrary to our current belief, that the court would not delay the effective date of the termination.

As with any litigation, the outcome of this proceeding is uncertain. We cannot assure you that we will retain the right to use the Exide brand, even for a brief period of time, upon the resolution of this dispute by the court.

Relocation of our customers’ operations could adversely affect our business.

The trend by a number of our North American and Western European customers to move manufacturing operations and expand their businesses into Asia and other low labor-cost markets may have an adverse impact on our business. As our customers in traditional manufacturing-based industries seek to move their manufacturing operations to lower-cost territories, there is a risk that these customers will source their energy storage products from competitors located in those territories and will cease or reduce the purchase of products from our manufacturing plants. We cannot assure you that we will be able to compete effectively with manufacturing operations of energy storage products in those territories, whether by establishing or expanding our manufacturing operations in those lower-cost territories or acquiring existing manufacturers.

We may fail to implement our cost reduction initiatives successfully and improve our profitability.

We must continue to implement cost reduction initiatives to achieve additional cost savings in future periods. We cannot assure you that we will be able to achieve all of the cost savings that we expect to realize from current or future initiatives. In particular, we may be unable to implement one or more of our initiatives successfully or we may experience unexpected cost increases that offset the savings that we achieve. Given the continued competitive pricing pressures experienced in our industry, our failure to realize cost savings would adversely affect our results of operations.

Quality problems with our products could harm our reputation and erode our competitive position.

The success of our business will depend upon the quality of our products and our relationships with customers. In the event that our products fail to meet our customers’ standards, our reputation could be harmed, which would adversely affect our marketing and sales efforts. We cannot assure you that our customers will not experience quality problems with our products.

We offer our products under a variety of brand names, the protection of which is important to our reputation for quality in the consumer marketplace.

We rely upon a combination of trademark, licensing and contractual covenants to establish and protect the brand names of our products. We have registered many of our trademarks in the U.S. Patent and Trademark Office and in other countries. In many market segments, our reputation is closely related to our brand names. Monitoring unauthorized use of our brand names is difficult, and we cannot be certain that the steps we have taken will prevent their unauthorized use, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S. We cannot assure you that our brand names will not be misappropriated or utilized without our consent or that such actions will not have a material adverse effect on our reputation and on our results of operations.

We may fail to implement our plans to make acquisitions.

As part of our business strategy, we have grown, and plan to continue growing, by acquiring other product lines, technologies or facilities that complement or expand our existing business. We may be unable to implement this part of our business strategy and may not be able to make acquisitions to continue our growth. There is significant competition for acquisition targets in the industrial battery industry. We may not be able to identify suitable acquisition candidates or negotiate attractive terms. In addition, we may have difficulty obtaining the financing necessary to complete transactions we pursue. In that regard, our credit facilities restrict the amount of additional indebtedness that we may incur to finance acquisitions and place other restrictions on our ability to make acquisitions. Our failure to execute our acquisition strategy could have a material adverse effect on our business. The amounts we may pay for acquisitions are subject to limits on individual transactions and aggregate limits over the term of the credit facilities—until 2011 under the senior secured credit facility. Our individual transaction limits are $25.0 million cash and $75.0 million total (cash and company stock), and our aggregate limits are $100.0 million cash and $200.0 million total. Our ability to incur additional indebtedness also is restricted such that any significant acquisitions that could not be financed through cash generated from operations would need to be financed through issuance of additional company common stock. Exceeding any of these limitations would require the consent of our lenders. We cannot assure you that our acquisition strategy will be successful.

Any acquisitions that we complete may dilute your ownership interest in EnerSys, may have adverse effects on our financial condition and results of operations and may cause unanticipated liabilities.

Future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. Any future issuances of equity securities would dilute your ownership interests. In addition, future acquisitions might not increase, and may even decrease, our earnings or earnings per share and the benefits derived by us from an acquisition might not outweigh or might not exceed the dilutive effect of the acquisition. We also may incur additional debt or suffer adverse tax and accounting consequences in connection with any future acquisitions.

Implementation of a new enterprise resource planning system could adversely affect our operations.

We are considering the implementation of a new enterprise resource planning (ERP) system in certain of our locations over the next five years to integrate the separate systems that we currently employ. An ERP system automates various business tasks including accounting, distribution and sales. Successful implementation of this system will be critical to our cost reduction initiatives and to our ability to comply with the financial reporting and internal audit compliance obligations of a public company. Integration and conversion of information from the systems to be replaced by this new system will significantly affect many aspects of our business, including our accounting, operations, purchasing, sales, marketing, and administrative functions, and could disrupt our business, distract management and increase our costs. If we were to experience difficulties or delays in the implementation of this new system, then our ability to provide products to our customers on a timely basis could be adversely affected, which would harm our operating results and relationships with our customers. Additionally, any integration difficulties or delays could adversely affect the processing and reporting of our accounting and financial results. There can be no assurance that we would be able to correct any such difficulties or problems on a timely basis. Furthermore, there can be no assurance that, once successfully implemented, the new system will provide the intended benefits or that it will be adequate to support our operational needs.

The failure of critical computer systems could seriously affect our sales and operations.

We operate a number of critical computer systems throughout our business that can fail for a variety of reasons. If such a failure were to occur, then we may not be able to sufficiently recover from the failure in time to avoid the loss of data or adversely impact certain of our operations that are dependent on such system. This could result in lost sales and the inefficient operation of our facilities for the duration of such a failure.

Our substantial indebtedness could adversely affect our financial condition.

As of March 31, 2005, we had $375.5 million of total consolidated debt. This level of debt could:

•	increase our vulnerability to adverse general economic and industry conditions, including interest rate fluctuations, because a significant portion of our borrowings bear and will continue to bear interest at floating rates;

•	require us to dedicate a substantial portion of our cash flow from operations to debt service payments, which would reduce the availability of our cash to fund working capital, capital expenditures or other general corporate purposes, including acquisitions;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	restrict our ability to introduce new products or new technologies or exploit business opportunities;

•	place us at a disadvantage compared with competitors that have proportionately less debt;

•	limit our ability to borrow additional funds in the future, if we need them, due to financial and restrictive covenants in our debt agreements; and

•	have a material adverse effect on us if we fail to comply with the financial and restrictive covenants in our debt agreements.

This list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 2. PROPERTIES

Set forth below is certain information, as of June 1, 2005, with respect to our principal properties.

Location	Function/Products Produced(1)	Size (sq. feet utilized)	Owned/Leased
North America:
Reading, PA	Corporate Offices	109,000	Owned
Hays, KS	Reserve Power Batteries	351,000	Owned
Warrensburg, MO	Reserve Power Batteries	341,000	Owned
Richmond, KY	Motive and Reserve Power Batteries	277,000	Owned
Tijuana, Mexico	Reserve Power Batteries	156,000	Owned
Ooltewah, TN	Motive Power Batteries	90,000	Owned
Monterrey, Mexico	Reserve and Motive Power Batteries	80,000	Owned
Cleveland, OH	Motive Power Chargers	66,000	Owned
Saddlebrook, NJ	Distribution Center, Motive and Reserve Power Batteries	58,500	Leased
Sumter, SC	Metal fabrication, Motive and Reserve Power	52,000	Owned
Brampton, Canada	Distribution Center, Motive and Reserve Power Batteries	37,000	Leased
Santa Fe Springs, CA	Distribution Center, Motive and Reserve Power Batteries	35,000	Leased

Europe:

Location	Function/Products Produced(1)	Size (sq. feet utilized)	Owned/Leased
Arras, France	Reserve and Motive Power Batteries	484,000	Owned
Manchester, England	Reserve Power Batteries	284,000	Owned
Hagen, Germany	Reserve and Motive Power Batteries	185,000	Owned/Leased
Newport, Wales	Reserve Power Batteries	233,000	Owned
Montecchio, Italy (2)	Motive Power Batteries	207,000	Leased
Bielsko-Biala, Poland	Motive Power Batteries	172,000	Leased
Crumlin, Wales (2)	Motive Power Batteries	123,000	Leased
Herstal, Belgium	Distribution Center, Motive and Reserve Power Batteries	56,000	Leased
Zamudio, Spain	Assembly and distribution, Reserve and Motive Power Batteries	55,000	Owned
Villanova, Italy	Assembly and distribution, Reserve and Motive Power Batteries	50,000	Leased
Brussels, Belgium	Distribution Center, Motive Power Batteries	45,000	Leased
Brebieres, France	Motive Power Chargers	41,000	Leased
Hostimice, Czech Republic	Metal fabrication, Motive and Reserve Power Batteries	29,000	Leased

Asia:

Shenzhen, China	Reserve Power Batteries	176,000	Owned
Jiangsu, China	Reserve and Motive Power Batteries	130,000	Owned
Wacol, Australia	Assembly and distribution, Motive Power Batteries	13,000	Leased

(1)	The primary function of listed facilities is manufacturing industrial batteries, unless otherwise noted.
(2)	Properties in connection with June 1, 2005 acquisition of FIAMM.

ITEM 3. LEGAL PROCEEDINGS

Exide Litigation

When we acquired Yuasa’s North and South American industrial battery business in 2000, we acquired the worldwide right to use the Exide trademark on industrial batteries. Yuasa had acquired an exclusive, perpetual, worldwide and transferable license to use the Exide name on industrial batteries in 1991 when it bought Exide Technologies’ industrial battery business.

On April 15, 2002, Exide Technologies filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the course of its Chapter 11 proceedings, Exide Technologies sought to reject certain agreements related to the 1991 sale of Exide Technologies’ industrial battery business to Yuasa, including the trademark license referred to above. We opposed Exide Technologies’ attempt to reject these agreements. If the court were to find in favor of Exide Technologies, our license to use the Exide name could be terminated. If the license were so terminated, we believe that the court might delay the effective date of the termination for some reasonable period.

We believe that we should prevail but, as with any litigation, the outcome is uncertain. If we do not ultimately prevail, we believe that, if the court were to provide us with a reasonable time period to continue to use the name while we rebrand our products in order to mitigate potential price erosion and sales loss, the termination of the license should not have a material adverse effect on our financial condition or operating results.

Other Litigation

From time to time, we are involved in litigation incidental to the conduct of our business. We do not expect that any of this litigation, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the quarter ended March 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock has been listed on the New York Stock Exchange under the symbol “ENS” since it began trading on July 30, 2004. Prior to that time, there had been no public market for our common stock. The following table sets forth, on a per share basis for the periods presented, the range of high, low and closing prices of the Company’s common stock.

Quarter Ended	High Price	Low Price	Closing Price
July 4, 2004	N/A	N/A	N/A
October 3, 2004	$14.41	$11.45	$13.30
January 2, 2005	$15.54	$12.30	$15.25
March 31, 2005	$15.48	$12.01	$13.10

Holders of Record

As of June 1, 2005, there were approximately 70 record holders of common stock of the Company. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We never have paid or declared any cash dividends on our common stock and are restricted from doing so by our credit agreement. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2005, we did not issue any unregistered securities.

Use of Proceeds from Registered Securities

As noted above, in August 2004, EnerSys completed an initial public offering (the “IPO”) and issued 12,500,000 shares of our common stock at a value of $12.50 per share. The Company’s Registration Statements (SEC File No. 333-115553) for its IPO was declared effective by the Securities and Exchange Commission on July 26, 2004. The Company’s common stock commenced trading on the New York Stock Exchange on July 30, 2004, under the trading symbol “ENS.” At the completion of the offering, we had 45,945,559 shares of common stock outstanding, which included 11,014,421 shares that were outstanding prior to the IPO, 22,431,138 shares of common stock converted from preferred shares, and 12,500,000 new shares issued in the IPO. The net proceeds from the offering were approximately $139.2 million. The net proceeds and $1.7 million of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior secured second lien term loan ($123.0 million) and to prepay a portion ($17.9 million) of our $380 million senior secured term loan B.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain selected consolidated financial and operating data. We were incorporated in October 2000 for the purpose of acquiring the Yuasa, Inc. industrial battery business from Yuasa Corporation (Japan) and did not have any operations prior to October 1, 2000. Selected consolidated financial data for the periods prior to October 1, 2000, are derived from the consolidated financial statements of Yuasa, Inc., which we refer to as the Predecessor Company. The summary consolidated financial data presented below for the four-year period ended March 31, 2005, and the balance sheet data at March 31, 2002, 2003, 2004 and 2005, have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The summary consolidated financial data presented below as of and for the six months ended March 31, 2001 have been derived from audited financial statements. The summary consolidated financial data presented below as of and for the six months ended September 30, 2000, have been derived from unaudited financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere, herein.

	Six Months Ended September 30,	Six Months Ended March 31,	Fiscal Year Ended March 31,
	2000	2001	2002	2003	2004	2005
	(Predecessor Company)	(EnerSys)
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations:(1)
Net sales	$228,295	$233,051	$339,340	$859,643	$969,079	$1,083,862
Cost of goods sold	175,457	173,146	271,596	653,998	722,825	828,447

Gross profit	52,838	59,905	67,744	205,645	246,254	255,415

Operating expenses (2)	34,548	33,168	53,514	150,691	171,294	179,015
Special charges relating to restructuring, bonuses and uncompleted acquisitions	—	—	63,345	—	21,147	—

Operating earnings (loss)	18,290	26,737	(49,115)	54,954	53,813	76,400
Interest expense	5,633	7,667	13,294	20,511	20,343	23,275
Special charges relating to a settlement agreement, write-off of deferred financing costs and a prepayment penalty	—	—	—	—	30,974	6,022
Other expense (income), net	368	264	1,744	(764)	(5,297)	(2,639)

Earnings (loss) before income taxes	12,289	18,806	(64,153)	35,207	7,793	49,742
Income tax expense (benefit)	4,967	8,351	(22,171)	12,355	2,957	17,359

Net earnings (loss)	$7,322	$10,455	$(41,982)	$22,852	$4,836	$32,383
Series A convertible preferred stock dividends	—	—	13	24,057	24,689	8,155

Net (loss) earnings available to common stockholders	$7,322	$10,455	$(41,995)	$(1,205)	$(19,853)	$24,228

Net earnings (loss) per share
Basic			$(3.81)	$(0.11)	$(1.80)	$0.67
Diluted			(3.81)	(0.11)	(1.80)	0.65
Weighted average shares outstanding
Basic			11,014,421	11,014,421	11,014,421	36,416,358
Diluted			11,014,421	11,014,421	11,014,421	37,046,697

	Six Months Ended September 30,	Six Months Ended March 31,	Fiscal Year Ended March 31,
	2000	2001	2002	2003	2004	2005
	(Predecessor Company)	(EnerSys)
	(in thousands)
Consolidated cash flow data: (3)
Net cash provided by operating activities	N/A	$30,269	$21,068	$55,438	$39,192	$29,353
Net cash used in investing activities	N/A	(15,965)	(335,951)	(12,923)	(26,981)	(28,991)
Net cash (used in) provided by financing activities	N/A	(7,303)	314,795	(8,209)	(39,989)	3,213
Other Operating Data:(1)
Capital expenditures	$10,317	$16,049	$12,944	$23,623	$28,580	$31,828
EBITDA(4)	25,596	35,715	(39,563)	91,651	65,175	113,170
Special charges related to restructuring, bonuses, uncompleted acquisitions, a settlement agreement, write-off of deferred finance costs and a prepayment penalty(5)	—	—	63,345	—	52,121	6,022

	As of March 31,
	2000	2001	2002	2003	2004	2005
	(Predecessor Company)	(EnerSys)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$199	$9,135	$9,075	$44,296	$17,207	$21,341
Working capital	17,081	52,776	104,418	135,356	135,320	182,177
Total assets	244,808	445,002	978,889	1,075,808	1,153,943	1,194,761
Total debt	99,788	152,003	253,394	252,162	511,303	375,457
Preferred stock	—	—	7	7	7	—
Total stockholders’ equity	$69,427	$172,362	$414,847	$465,747	$239,302	$437,650

(1)	Includes the results of operations of ESG for the full years for fiscal 2003, fiscal 2004 and fiscal 2005, but only for nine days in fiscal 2002.
(2)	If SFAS No. 142, “Goodwill and Other Intangible Assets,” had been adopted on April 1, 2000, the absence of goodwill amortization would have increased the net earnings for the six months ended September 30, 2000, and six months ended March 31, 2001, by approximately $780 and $2,365, respectively.
(3)	Information not available for the first six months of 2001.
(4)	EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income or any other measure of performance under accounting principles generally accepted in the United States as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under generally accepted accounting principles. Some of these limitations are:

•	it does not reflect our cash expenditures for capital expenditures or contractual commitments;

•	it does not reflect the impact of changes in effective tax rates or the use of net operating losses;

•	although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced and EBITDA does not reflect the cash requirements for such replacements;

•	it does not reflect changes in, or cash requirements for, our working capital requirements; and

•	it does not reflect the cash necessary to make payments of interest or principal on our indebtedness.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying on our GAAP results as well as on our EBITDA and by carefully budgeting our projected cash requirements for debt service, capital expenditures, working capital and taxes. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our senior secured credit facility and our senior second lien credit facility are based on EBITDA, subject to adjustments, and therefore EBITDA for purposes of these financial covenants is calculated differently from EBITDA as described above. Depreciation and amortization in the table excludes amortization of deferred financing costs, which is included in interest expense.

The following table provides a reconciliation of EBITDA to net earnings (loss):

	Fiscal Year Ended March 31,
	2002	2003	2004	2005
EBITDA	$(39,563)	$91,651	$65,175	$113,170
Depreciation and amortization	11,296	35,933	37,039	40,153
Interest expense	13,294	20,511	20,343	23,275
Income tax (benefit) expense	(22,171)	12,355	2,957	17,359

Net (loss) earnings	$(41,982)	$22,852	$4,836	$32,383

We have included EBITDA because management uses it as a key measure of our performance. Management also uses EBITDA to analyze our performance against our key public-company competitors, recognizing that the different ways in which different companies calculate EBITDA limits its usefulness as a measure of comparability.

(5)	Special charges are discussed in detail in the notes to our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The fiscal 2002 charges were primarily for the closures of a plant and certain other locations in the U.S. and our South American operations. The charges in fiscal 2004 related primarily to a settlement with Invensys, the recapitalization in March 2004 and costs of uncompleted acquisition attempts. The charges in fiscal 2005 primarily relate to the write-off of a portion of unamortized deferred financing costs and a prepayment penalty on the repayment of our senior secured lien term loan in connection with the IPO.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2003, 2004, and 2005, should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See Special Note About Forward-Looking Statements and Business sections elsewhere in this Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Report on Form 10-K. EnerSys’ management uses non-GAAP measures in their analysis of the Company’s performance. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP to reflect changes in financial results associated with our IPO, and the elimination of special charges recorded during the periods presented. Management believes presentations of financial measures reflecting these adjustments provide useful supplemental information in evaluating the operating results of our business. These disclosures should not be viewed as a substitute for net earnings determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Overview

We are the world’s largest manufacturer, marketer and distributor of lead-acid industrial batteries. We also manufacture, market and distribute related products such as chargers, power equipment and battery accessories, and we provide related after-market and customer-support services for lead-acid industrial batteries. We market and sell our products globally in more than 100 countries to over 10,000 customers through a network of distributors, independent representatives and an internal sales force.

We have two business segments: reserve power and motive power. Net sales classifications by segment are as follows:

•	Reserve power batteries are used to provide backup power for the continuous operation of critical telecommunications and UPS during power disruptions.

•	Motive power batteries are used to power mobile manufacturing, warehousing and other ground handling equipment, primarily electric industrial forklift trucks.

We evaluate business segment performance based primarily upon operating earnings, exclusive of special charges. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) for the respective business segment or reporting location, to derive a primary working capital percentage ratio. Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount. Primary working capital was $282.4 million (yielding a primary working capital percentage ratio of 24.7%) at March 31, 2005, and $250.3 million (yielding a primary working capital percentage ratio of 22.7%) at March 31, 2004. The increase in the ratio during fiscal 2005 was primarily due to slower collections of receivables in Europe, a higher portion of our sales in regions with longer payment terms and higher levels of inventory to support shifts in the production locations of certain products. While these areas remain a focus for improvement, competitive factors, particularly with extended customer payment terms, will place increasing pressure on our primary working capital. We closely manage our level of working capital due to the significant impact it has on cash flow and, as a result, our level of debt. Lastly, on a consolidated basis, we review short- and long-term debt levels, on a daily basis, with corresponding leverage ratios monitored, primarily using debt to EBITDA ratios, excluding special charges. EBITDA is earnings before interest, income taxes, depreciation and amortization. Special charges are expenses not normally incurred in the day-to-day operations of our business and, in our opinion, are not indicative of our core operating performance. Examples include charges incurred in fiscal 2002 to restructure the predecessor company operations, charges incurred in fiscal 2004 associated with the costs of uncompleted acquisition attempts, an omnibus settlement with Invensys and costs in connection with a recapitalization transaction, and charges incurred in fiscal 2005 associated with the write-off of unamortized deferred finance costs and a prepayment penalty on the repayment of our senior secured lien term loan in connection with our IPO.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing locations throughout the world. Over half of our net sales for fiscal 2004 and fiscal 2005 were generated outside of North America. Approximately half of our manufacturing and distribution facilities are located outside of the U.S. Our international operations may be adversely affected by actions taken by foreign governments or other forces or events over which we may have no control. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year.

Our financial results are largely driven by the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	changes in our market share in the business segments and regions where we operate;

•	changes in our selling prices and, in periods when our product costs increase, our ability to raise our selling prices to pass such cost increases through to our customers;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	the extent to which we can control our fixed and variable costs, including those for our raw materials, manufacturing and distribution, operating activities and interest; and

•	changes in our short- and long-term debt levels and changes in the floating interest rates under our credit facilities.

Starting in fiscal 2002, the telecommunications industry dramatically reduced building new systems in response to massive overcapacity. Additionally, in fiscal 2002 and fiscal 2003 the global economy was weak. These conditions combined to produce excess capacity in some sectors of our industry, driving consolidation among industrial battery purchasers. Several of our competitors experienced financial difficulties. As a result, we have been subjected to continual and significant pricing pressures over the past several years. We anticipate heightened competitive pricing pressure as Chinese and other foreign producers, able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control our costs and maintain our pricing. As a result, our business strategy has been highly focused on increasing our market share, tightly controlling capital expenditures and cash and reducing our costs.

Our Corporate History

There have been several key stages in the development of our business, which explain to a significant degree our results of operations over the past four years.

We were formed in late 2000 by Morgan Stanley Capital Partners and the management of Yuasa, Inc. to acquire the industrial battery business of Yuasa Corporation (Japan) in North and South America. Our reported results for the period prior to the acquisition of this business reflect the operations of the predecessor company to the business we acquired.

In addition, our results of operations for the past three fiscal years have been significantly affected by our acquisition of ESG on March 22, 2002. This acquisition more than doubled our size. Our results of operations for fiscal 2003, 2004 and 2005 include ESG for the full fiscal year.

Our successful integration of ESG provided global scale in both the reserve and motive power markets. The ESG acquisition also provided us with a further opportunity to reduce costs and improve operating efficiency that, among other initiatives, led to closing underutilized manufacturing plants, distribution facilities, sales offices and eliminating other redundant costs, including staff.

In August 2004, EnerSys completed an initial public offering (the “IPO”) and issued 12,500,000 shares of our common stock at a value of $12.50 per share. The Company’s Registration Statement (SEC File No. 333-115553) for its IPO was declared effective by the Securities and Exchange Commission on July 26, 2004. The Company’s common stock commenced trading on the New York Stock Exchange on July 30, 2004, under the trading symbol “ENS.” At the completion of the offering, we had 45,945,559 shares of common stock outstanding, which included 11,014,421 shares that were outstanding prior to the IPO, 22,431,138 shares of common stock converted from preferred shares, and 12,500,000 new shares issued in the IPO. The net proceeds from the offering were approximately $139.2 million. The net proceeds and $1.7 million of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123.0 million) and to prepay a portion ($17.9 million) of our $380.0 million senior secured term loan B.

In August 2004, in order to take advantage of the Company’s lower leverage and lower market borrowing costs, we amended our Credit Agreement and reduced our borrowing rates on the senior secured term loan B by 0.50%. The existing term loans ($361.1 million plus accrued interest) were paid off and simultaneously new term loans of $365.0 million were borrowed.

Our historical consolidated financial statements for fiscal 2003 and 2004 show our result of operations as a private company. In fiscal 2005, incremental costs of complying with our new public company reporting obligations was approximately $3 million. We estimate costs for public company compliance to be approximately $7 million in fiscal year 2006. The significant increase in fiscal 2006 is due to the high expense in the year for compliance as well as the fact that certain other costs will be incurred for the full year in fiscal 2006 compared with only part of fiscal 2005.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in this Annual Report. As described in such notes, the Company has a revenue recognition policy that dictates that sales are recognized in the period in which the earnings process is complete pursuant to the terms of our contractual relationships with our clients.

In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, sales and expense. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the more significant estimates and related assumptions used in the preparation of our consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

Asset Impairment Determinations

As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized. The Company tests for the impairment of its goodwill and trade names at least annually and whenever events or circumstances occur indicating that a possible impairment has been incurred. The Company utilizes financial projections of its reporting segments, certain cash flow measures, as well as its market capitalization in its determination of the fair value of these assets.

With respect to our other long-lived assets other than goodwill and indefinite lived intangible assets, we are required to test for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to determine whether or not an asset was impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

In making future cash flow analyses of goodwill and other long-lived assets, the Company makes assumptions relating to the following:

•	The intended use of assets and the expected future cash flows resulting directly from such use;

•	Industry specific economic conditions;

•	Competitor activities and regulatory initiatives; and

•	Client and customer preferences and patterns.

We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our income statement.

Litigation and Claims

The Company is a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, federal and state employment laws, including wage and hour laws, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the government, clients, customers and employees. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

•	Interpretation of contractual rights and obligations;

•	The status of government regulatory initiatives, interpretations and investigations;

•	The status of settlement negotiations;

•	Prior experience with similar types of claims;

•	Whether there is available insurance; and

•	Advice of counsel.

Environmental Loss Contingencies

Accruals for environmental loss contingencies (i.e., environmental reserves) are recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated. Management views the measurement of environmental reserves as a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the need to forecast well into the future. We are involved in legal proceedings under state, federal and local environmental laws in connection with our operations and companies that we have acquired. The estimation of environmental reserves is based on the evaluation of currently available information, prior experience in the remediation of contaminated sites and assumptions with respect to government regulations and enforcement activity, changes in remediation technology and practices, and financial obligations and credit worthiness of other responsible parties and insurers.

Warranty

We record a warranty reserve for possible claims against our product warranties which generally run for a period of one- to twenty-years for our reserve power batteries and for a period of one- to five-years for our motive power batteries. The assessment of the adequacy of the reserve includes a review of open claims and historical experience.

Management believes that the accounting estimate related to the warranty reserve is a critical accounting estimate because the underlying assumptions used for the reserve can change from time to time and warranty claims could potentially have a material impact on our results of operations.

Allowance for Doubtful Accounts

We encounter risks associated with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, management analyzes the creditworthiness of specific customers and the aging of customer balances. Management also considers general and specific industry economic conditions, industry concentration and contractual rights and obligations.

Management believes that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and uncollectible accounts could potentially have a material impact on our results of operations.

Inventory Obsolescence

We record an inventory obsolescence reserve for obsolete, excess and slow-moving inventory. In calculating our inventory obsolescence reserve, management analyzes historical data regarding customer demand within specific product categories and makes assumptions regarding economic conditions within customer specific industries, as well as style and product changes. Management believes that its accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand in certain of our businesses can be variable and changes in our reserve for inventory obsolescence could have a material affect on our results of operations.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

Pension

We use certain assumptions in the calculation of the actuarial valuation of our defined benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return of assets. If actual results are less favorable than those projected by us, additional expense may be required.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant and changes to such estimates are recorded as new information or changed conditions require revision.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases on recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

We evaluate on a quarterly basis the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

Market and Economic Conditions

Our operating results are directly affected by the general cyclical pattern of the industries in which our major customer groups operate. For example, the significant capital expenditures made by the telecommunications industry during the period from fiscal 1999 through fiscal 2001 drove demand for our reserve power products, as numerous companies expanded their systems and installed standby backup battery power systems. However, the demand for our reserve power systems declined when the telecommunications industry significantly reduced the building of new systems in response to massive overcapacity.

Both our reserve power and motive power segments are heavily dependent on the end markets they serve, and our results of operations will vary depending on the capital expenditure environment in these markets. In addition, general economic conditions in the U.S. and international markets in which we and our customers operate also affect demand for our products. Sales of our motive power products, for example, depend significantly on demand for new electric industrial forklift trucks, which in turn depends on end-user demand for additional motive capacity in their distribution and manufacturing facilities. The overall economic conditions in the markets we serve can be expected to have a material effect on our results of operations.

In fiscal 2003, market and economic conditions stabilized, the euro strengthened on average for the year by 14% against the dollar and our cost reduction initiatives yielded savings. In fiscal 2004, market and economic conditions generally were stable and began improving, particularly in the second half of the fiscal year in the Americas and Asia. In fiscal 2004, excluding special charges, earnings and operating cash flow increased as sales (excluding the effect of foreign currency translation) increased approximately 4%, the euro strengthened on average for the year by 18% against the dollar and cost reduction programs yielded additional savings. In fiscal 2005, economic growth and the market for industrial batteries was up significantly in the Americas, very strong in Asia, and showed modest growth in Europe. See “Quarterly Information.”

Over the last three fiscal years, the costs of our raw materials (of which lead is our primary material) have risen significantly. We estimate that our average pure lead based cost (excluding premiums) per pound has risen from $0.21 in fiscal 2003 to $0.23 in fiscal 2004 to $0.36 in fiscal 2005. Since the cost of purchased lead is not reflected in our cost of goods sold for two to three months after purchase, we compare our actual cost to London Metal Exchange (“LME”) prices that are in effect two to three months prior to the income statement period being shown. On this basis, average LME prices per period were $0.20, $0.23 and $0.40 in fiscal 2003, 2004 and 2005, respectively, as they would have been reflected in our financial results. Our estimated incremental lead cost in fiscal 2005 over fiscal 2004 was approximately $44 million; the incremental cost in fiscal 2004 was approximately $8 million over fiscal 2003.

We have implemented a series of selling price increases to offset some of the impact of these rising raw material costs. We believe we recovered close to 40% of our incremental raw material costs with realized price increases in fiscal 2005. We cannot assure you that our customers will accept future price increases.

Further cost-reduction programs have been identified that we anticipate will partially offset rising raw materials costs. If lead prices for fiscal 2006 remain at their current level, and if we are unable to adjust our pricing to accommodate increased lead costs, we would experience a significant decline in operating earnings in fiscal 2006.

Cost savings programs are and have been a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing (labor and overhead) and raw materials costs. Numerous individual cost savings opportunities are identified and evaluated by management with a formal selection and approval process that results in an ongoing list of cost savings projects to be implemented. In certain cases, projects are either modified or abandoned during their respective implementation phases. In order to realize cost savings benefits for a majority of these initiatives, costs are incurred either in the form of capital expenditures, funding the cash obligations of previously recorded restructuring expenses or current period expenses.

Components of Revenue and Expense

Net sales include: the invoiced amount for all products sold and services provided; freight costs, when paid for by our customers; less all related allowances, rebates, discounts and sales, value-added or similar taxes.

Cost of goods sold includes: the cost of material, labor and overhead; the cost of our service businesses; freight; warranty and other costs such as distribution centers; obsolete or slow moving inventory provisions; and certain types of insurance.

For fiscal 2005, we estimate that raw materials costs comprised approximately one-half of cost of goods sold. The largest single raw material cost is lead, which comprised approximately 20% of cost of goods sold.

We employ significant amounts of lead, plastics, steel, copper and other materials in our manufacturing processes. The costs of these raw materials, particularly lead, are volatile and beyond our control. Lead costs increased approximately $44 million in fiscal 2005 as a result of price increases experienced during that year. Lead is our single largest raw material item and the price of lead recently has experienced significant volatility. The highest price for lead during fiscal 2005 was $0.4790 per pound on December 31, 2004, and the highest price for lead since the end of fiscal 2005 was $0.4627 per pound on April 29, 2005. Lead, plastics, steel and copper in the aggregate represent our principal raw materials costs. Volatile raw materials costs can significantly affect our operating results and make period-to-period comparisons difficult. The costs of commodity raw materials such as lead, steel and copper have increased significantly in recent periods. We attempt to control our raw materials costs through strategic purchasing decisions. Where possible, we pass along some or all of our increased raw materials costs to our customers. The following table shows certain average commodity prices for fiscal 2003, 2004 and 2005, which have not been adjusted for the timing of the impact on our financial results:

	2003	2004	2005
Lead $/lb.(1)	$0.2017	$0.2773	$0.4174
Steel $/lb.(2)	0.1700	0.1688	0.2671
Copper $/lb.(3)	0.7074	0.9307	1.3608

(1)	Source: LME
(2)	Source: Nucor Corporation
(3)	Source: Comex for 2003 and London Metal Exchange for 2004 and 2005

Labor and overhead are primarily attributable to our manufacturing facilities. Labor costs represent the majority of this total category. Overhead includes plant operating costs such as utilities, repairs and maintenance, taxes, supplies and depreciation.

Operating expenses include all non-manufacturing selling, general and administrative, engineering and other expenses. These include salaries and wages, sales commissions, fringe benefits, professional fees, supplies, maintenance, general business taxes, rent, communications, travel and entertainment, depreciation, advertising and bad debt expenses.

Operating expenses in fiscal 2005 were incurred in the following functional areas of our business (as a percent of the total) and are substantially similar in both of our business segments.

Selling	66%
General and administrative	28
Engineering	6

Total	100%

Special charges are infrequent and not likely to recur.

Other income (expense), net includes non-operating foreign currency transaction gains (losses), license fees and rental income. Our exposure to exchange rate fluctuations is largely limited to currency translation gains (losses) reflected on our financial statements. Due to our global manufacturing and distribution footprint, which means that most of our operating costs and revenues are incurred and paid in local currencies, we believe that we have a significant natural hedge against the impact on our business of exchange rate fluctuations.

Results of Operations—Fiscal 2005 Compared to Fiscal 2004

Consolidated fiscal year ended March 31, 2005, compared to fiscal year ended March 31, 2004, statement of operations highlights:

	Fiscal 2004		Fiscal 2005		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$969.1	100.0%	$1,083.9	100.0%	$114.8	11.8%
Cost of goods sold	722.8	74.6	828.5	76.4	105.7	14.6

Gross profit	246.3	25.4	255.4	23.6	9.1	3.7
Operating expenses	171.4	17.6	179.0	16.6	7.6	4.4
Special charges relating to restructuring, bonuses and uncompleted acquisitions	21.1	2.2	—	—	(21.1)	(100.0)

Operating earnings	53.8	5.6	76.4	7.0	22.6	42.0
Interest expense	20.3	2.1	23.3	2.1	3.0	14.8
Special charges relating to a settlement agreement, write-off of deferred financing costs and a prepayment penalty	31.0	3.2	6.0	0.6	(25.0)	(80.6)
Other (income) expense, net	(5.3)	(0.5)	(2.6)	(0.3)	2.7	(50.9)

Earnings before income taxes	7.8	0.8	49.7	4.6	41.9	537.2
Income tax expense	3.0	0.3	17.3	1.6	14.3	476.7

Net earnings	$4.8	0.5%	$32.4	3.0%	$27.6	575.0

Overview

Fiscal 2005 results included both a net sales increase and a net income increase despite the unfavorable effect of record high level of costs of commodities. We estimate that the impact of higher lead costs alone, our primary raw material, unfavorably impacted our operating earnings by approximately $44 million. We have partially mitigated this dramatic rise in raw material costs through price increases being passed through to our customers and by continuing cost savings programs throughout the Company.

In comparing fiscal 2005 results to fiscal 2004 operating results, management believes it is appropriate to eliminate the special charges incurred ($6.0 million of non-operating special charges in 2005 and $21.1 million of operating special charges and $31.0 million of non-operating special charges in fiscal year 2004).

Net sales by geographic region were as follows:

	Fiscal 2004		Fiscal 2005		Increase (Decrease)
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Europe	$511.1	52.7%	$568.8	52.5%	$57.7	11.3%
Americas	408.8	42.2	450.0	41.5	41.2	10.1
Asia	49.2	5.1	65.1	6.0	15.9	32.3

Total	$969.1	100.0%	$1,083.9	100.0%	$114.8	11.8

All geographic regions experienced sales growth in fiscal 2005. The euro’s strength throughout fiscal year 2005 had a significant favorable impact on our Europe business. The Americas business continued to capture additional market share with particularly strong growth in the motive power segment. Asia’s revenue growth is attributed to market share gains and general business expansion in that region.

Operating earnings by geographic region were as follows:

	Fiscal 2004		Fiscal 2005		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Europe	$36.2	7.1%	$32.1	5.6%	$(4.1)	(11.3)%
Americas	34.8	8.5	38.7	8.6	3.9	11.2
Asia	4.3	8.7	5.8	8.9	1.5	34.9
Other	(0.4)	N/A	(0.2)	N/A	0.2	50.0

Subtotal	74.9	7.7	76.4	7.0	1.5	2.0
Special charges	(21.1)	(2.2)	—	—	21.1	100.0

Total	$53.8	5.6%	$76.4	7.0%	$22.6	42.0

Europe’s operating earnings decreased in fiscal 2005 in spite of net sales growth of approximately 4%, after adjusting for the favorable impact of stronger European currencies (primarily the euro). This decrease was primarily attributable to higher commodity costs, partially offset by sales price increases and cost savings programs. America’s operating earnings increased moderately as net sales grew by approximately 10%, with our motive power business continuing to capture additional market share. The America’s operating earnings were also adversely impacted by higher commodity costs, which were partially offset by sales price increases and cost savings programs. Asia’s operating earnings increased, as strong growth was experienced in net sales from our continued expansion of business in this region, coupled with Asian markets (particularly China) growing at faster rates than other regions of the world. Asia operating earnings were negatively impacted by higher commodity costs in fiscal 2005 with virtually no increase in sales prices realized as competitive conditions remain particularly challenging in this region. The Asian market is expected to continue to grow at a faster rate than other regions of the world and remain very competitive as it relates to realizing future sales price increases.

A discussion of specific fiscal 2005 versus fiscal 2004 operating results follows, including an analysis and discussion of the results of our two business segments.

Net Sales

	Fiscal 2004		Fiscal 2005		Increase
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Reserve Power	$480.0	49.5%	$510.5	47.1%	$30.5	6.4%
Motive Power	489.1	50.5	573.4	52.9	84.3	17.2

Total	$969.1	100.0%	$1,083.9	100.0%	$114.8	11.8

Fiscal 2005 sales, excluding the effect of foreign currency translation, increased 7.6%, or $73.4 million. The remaining fiscal 2005 increase of $41.4 million was attributable to the strong European currencies, primarily the euro compared to the U.S. dollar. The euro exchange rate to the U.S. dollar averaged 1.27 ($ / €) in fiscal 2005 compared to 1.18 ($ / €) in fiscal 2004. Strong efforts to pass through higher commodity costs via sales price increases were made in both the Americas and Europe. As described previously, competitive conditions remain challenging in our industry, with only a partial recovery of higher commodity costs experienced in fiscal 2005 from sales price increases. We estimate that approximately 40% of our fiscal 2005 increase in commodity costs was recovered. Further, competitive conditions in Asia are particularly challenging with virtually no sales price increases realized in fiscal 2005.

Fiscal 2005 net sales growth, excluding the effect of foreign currency translation, in reserve power and motive power was approximately 2.2% and 12.8%, respectively, compared to fiscal 2004. In reserve power

(excluding the effect of foreign currency translation) when comparing fiscal 2005 sales to fiscal 2004 sales, Americas saw a 3.5% decrease, Asia achieved a strong 22.2% increase and Europe had a modest 2.4% increase. In motive power (excluding the effect of foreign currency translation), when in comparing fiscal 2005 sales to fiscal 2004 sales, Europe increased by 4.4%, Americas increased by 20.8% and we continue to expand our small Asian motive power business by focusing on both new sales initiatives and increasing manufacturing capabilities in our China plants.

Gross Profit

	Fiscal 2004		Fiscal 2005		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$246.3	25.4%	$255.4	23.6%	$9.1	3.7%

Gross Profit was unfavorably affected by significantly higher raw material costs in fiscal 2005. These costs were somewhat mitigated by the favorable effect of our lead hedging program, cost savings initiatives throughout the world (in both our direct and indirect costs) and sales price increases to our customers. Gross profit, excluding the effect of foreign currency translation, increased 0.2%. The motive power segment increased 4.4%. In addition to the impact of commodity costs, our reserve power segment’s gross margin was unfavorably affected by our sales mix shifting to a higher percentage mix of lower margin products during fiscal 2005.

Operating Expenses

	Fiscal 2004		Fiscal 2005		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$171.4	17.6%	$179.0	16.5%	$7.6	4.4%

Operating expenses in fiscal 2004 were significantly impacted by a special charge of $21.1 million. Excluding the effect of this special charge in the prior year and excluding the effect of foreign currency translation, operating expenses increased 0.8%. Eliminating approximately $3.0 million of expenses associated with being a public company, which occurred for the first time in fiscal 2005, our operating expenses would have been comparable to the prior year. Selling expenses were 65.4% of the total operating expenses in fiscal 2005, compared to 66.2% in fiscal 2004. We continue to invest in needed infrastructure that will drive future growth of our business and enable us to meet the new demands of a public company.

Special Charges

Included in our fiscal 2005 operating results are $6.0 million of special charges all recorded in the second fiscal quarter as follows:

In Millions
Recorded in other non-operating expenses:
Prepayment penalty	$2.4
Deferred financing costs	3.6

Total other non-operating expense	$6.0

The fiscal 2005 special charges- non-operating were incurred as a result of our IPO.

Operating Earnings

	Fiscal 2004		Fiscal 2005		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$38.5	8.0%	$36.8	7.2%	$(1.7)	(4.4)%
Motive power	36.8	7.5	39.8	6.9	3.0	8.2
Other	(0.4)	—	(0.2)	—	0.2	(50.0)

Subtotal	74.9	7.7	76.4	7.0	1.5	2.0
Special charges relating to restructuring, bonuses and uncompleted acquisitions	(21.1)	(2.1)	—	—	21.1	(100.0)

Total	$53.8	5.6%	$76.4	7.0%	$22.6	42.0

Fiscal 2005 operating earnings, excluding the effect of foreign currency translation and the special charge in fiscal 2004, increased 0.8%. Our reserve power segment, excluding the effect of foreign currency translation, decreased 6.8%, and our margin declined 0.7 basis points. Our motive power segment, excluding the effect of foreign currency translation, increased 8.1% and our margin declined 0.3 basis points. As discussed above, our operating earnings were significantly affected by higher raw material costs offset by selling price increases and our continuing cost savings programs.

Interest Expense

Fiscal 2005 interest expense of $23.3 million (net of interest income of $0.03 million) increased 14.8% over fiscal 2004. Our average debt outstanding in fiscal 2005 was $426 million compared to $285 million in fiscal 2004. Our average interest rate incurred in fiscal 2005 was 4.9% compared to 5.0% in fiscal 2004. Included in fiscal 2005 interest expense are non-cash charges of $1.4 million for deferred financing fees, compared to $5.3 million in fiscal 2004. This decrease is due to the elimination of the accretion expense of the Invensys seller notes in fiscal 2005 and lower deferred financing fees.

Other (Income) Expense, Net

Fiscal 2005 other income of $2.6 million consists primarily of non-operating foreign currency transaction gains of $1.9 million. This compares to fiscal 2004 other income of $5.3 million, which consisted primarily of $3.7 million in non-operating foreign currency transaction gains. Both years’ transaction gains were primarily associated with certain debt instruments.

Earnings Before Income Taxes

Fiscal 2005 earnings before income taxes were $49.7 million, an increase of $42.0 million compared to fiscal 2004. Eliminating the $6.0 million special charge in fiscal 2005 and $52.1 million special charge in fiscal 2004, fiscal 2005 earnings before income taxes declined $4.2 million, primarily because of higher raw material costs.

Income Tax Expense

The fiscal 2005 effective income tax rate was 34.9% compared to 37.9% in fiscal 2004. This decrease is primarily the result of a higher portion of our pretax earnings in jurisdictions with lower tax rates than in fiscal 2004.

Net Earnings

Fiscal 2005 net earnings were $32.4 million compared to fiscal 2004 earnings of $4.8 million. Excluding the $6.0 million fiscal 2005 special charges and the $52.1 million fiscal 2004 special charges, fiscal 2005 net earnings decreased $18.5 million or 32.5%. The fiscal 2005 $1.5 million increase in operating earnings (excluding the fiscal 2004 special charges) was offset by the $2.9 million increase in interest expense, the $2.7 million decrease in other income, and the $14.4 million increase in income taxes which reflects the elimination of the tax benefit recorded on the special charges in fiscal 2004.

Non-GAAP Financial Measures

Pro forma net earnings are calculated giving effect to the IPO as if it occurred as of the beginning of the pro forma periods presented and eliminating the effect of the special charges (net of tax). Pro forma basic and diluted weighted-average share amounts are calculated as of the IPO date. The following table provides additional information regarding certain non-GAAP measures.

	Fiscal year ended
	March 31, 2004		March 31, 2005
Net earnings reconciliation:
As reported net (loss) earnings available to common shareholders	$(19.9)		$24.2
Pro forma adjustments (net of tax):
Interest expense	(0.9	)(2)	1.9	(1)
Special charges	32.3		3.9
Series A convertible stock dividend	24.7		8.2

Total pro forma adjustments	56.1		14.0
Pro forma net earnings available to common shareholders	$36.2		$38.2

Basic shares reconciliation:
As reported basic weighted average shares	11,014,421		36,416,358
Pro forma adjustments:
Assumed beginning of year weighting	—		9,529,201
Preferred stock converted	22,431,138		—
New shares issued in IPO	12,500,000		—

Total pro forma adjustments	34,931,138		9,529,201
Pro forma basic weighted average shares	45,945,559		45,945,559

Diluted shares reconciliation:
As reported diluted weighted average shares	11,014,421		37,046,697
Pro forma adjustments:
Adjust dilutive options to IPO effective date	502,447		(127,893)
Assumed beginning of year weighting	—		9,529,202
Preferred stock converted	22,431,138		—
New shares issued in IPO	12,500,000		—

Total pro forma adjustments	35,433,585		9,401,309
Pro forma diluted weighted average shares	46,448,006		46,448,006

Pro forma earnings per share:
Basic	$0.79		$0.83
Diluted	$0.78		$0.82

Reported (loss) earnings per share:
Basic	$(1.80)		$0.67
Diluted	$(1.80)		$0.65

(1)	Resulting from the assumed prepayment of debt from the IPO proceeds as if it occurred on April 1, 2004.
(2)	Resulting from the net additional debt (adjusted for the assumed prepayment of debt associated with the March 2004 recapitalization as if it occurred as of April 1, 2003.

Results of Operations—Fiscal 2004 Compared to Fiscal 2003

Consolidated fiscal year ended March 31, 2004, compared to fiscal year ended March 31, 2003, statement of operations highlights

	Fiscal 2003		Fiscal 2004		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$859.6	100.0%	$969.1	100.0%	$109.5	12.7%
Cost of goods sold	653.9	76.1	722.8	74.6	68.9	10.5

Gross profit	205.7	23.9	246.3	25.4	40.6	19.7
Operating expenses	150.7	17.5	171.4	17.6	20.7	13.7
Special charges relating to restructuring, bonuses and uncompleted acquisitions	0.0	0.0	21.1	2.2	21.1	N/A

Operating earnings	55.0	6.4	53.8	5.6	(1.2)	(2.2)
Interest expense	20.5	2.4	20.3	2.1	(0.2)	(1.0)
Special charges relating to a settlement agreement and write-off of deferred financing costs	0.0	0.0	31.0	3.2	31.0	N/A
Other (income) expense, net	(0.7)	(0.1)	(5.3)	(0.5)	(4.6)	N/A

Earnings before income taxes	35.2	4.1	7.8	0.8	(27.4)	(77.8)
Income tax expense	12.3	1.4	3.0	0.3	(9.3)	(75.6)

Net earnings	$22.9	2.7%	$4.8	0.5%	$(18.1)	(79.0)

Overview

Our fiscal 2004 results were favorably affected by an improving global economic climate, particularly in the Americas and Asia during the second half of the fiscal year, increased sales (excluding the effect of foreign currency translation) of 4%, savings from cost reduction programs and continued low interest rates. Net earnings were $4.8 million. Comparisons with the prior fiscal year can be misleading, because we incurred no special charges in fiscal 2003 and incurred special charges aggregating $52.1 million in fiscal 2004. In order to make such comparisons more meaningful, we evaluate our performance primarily based on operating earnings without giving effect to special charges and other unusual items. Management believes that it is better able to evaluate performance by focusing on our operations excluding special charges.

Net sales by geographic region were as follows:

	Fiscal 2003		Fiscal 2004		Increase
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Europe	$434.5	50.5%	$511.1	52.7%	$76.6	17.6%
Americas	392.0	45.6	408.8	42.2	16.8	4.3
Asia	33.1	3.9	49.2	5.1	16.1	48.6

Total	$859.6	100.0%	$969.1	100.0%	$109.5	12.7

The net sales growth in Asia and the Americas was primarily driven by sales increases, while the growth in Europe was virtually all attributable to the strengthening of major European currencies, primarily the euro, against the dollar. Pricing was generally stable during fiscal 2004, with the exception of certain reserve power products, particularly in Asia, where pricing declined modestly.

Operating earnings by geographic region were as follows:

	Fiscal 2003		Fiscal 2004		Increase (Decrease)
	In Millions	As% Net Sales	In Millions	As% Net Sales	In Millions	%
Europe	$26.7	6.1%	$36.2	7.1%	$9.5	35.6%
Americas	24.7	6.3	34.8	8.5	10.1	40.9
Asia	5.7	17.2	4.3	8.7	(1.4)	(24.6)

Subtotal	57.1	6.6	75.3	7.8	18.2	31.9
Eliminations, special charges and other	(2.1)	(0.2)	(21.5)	(2.2)	(19.4)	N/A

Total	$55.0	6.4%	$53.8	5.6%	$(1.2)	(2.2)

Our fiscal 2004 operating results reflect $21.1 million of special charges. The table above shows our operating earnings by geographic region, excluding special charges, which is how they are evaluated by management, and reconciles these results to our consolidated operating earnings including special charges. The special charges are described in detail below under “Special Charges.” Europe accounted for 49% of our operating earnings for fiscal 2004, the Americas for 45% and Asia for 6%. Our operating earnings, giving effect to the special charges, were 0.7% lower than operating earnings for fiscal 2003, but improved significantly when special charges are excluded. This improvement is primarily attributable to a modest improvement in sales, the strong European currencies, primarily the euro, and cost savings programs. Operating earnings margins for fiscal 2004, giving effect to the special charges, decreased by 80 basis points but, excluding special charges, improved 120 basis points primarily as a result of increased sales and cost savings programs.

In the Americas, operating earnings increased as substantial improvements were achieved in cost reductions and sales increased, particularly in the motive power business. In Europe, operating earnings increased as substantial improvements were achieved in cost reduction and European currencies, primarily the euro, strengthened compared to the dollar. In Asia, operating earnings decreased as pricing in China declined approximately 10% and significant startup costs were incurred in adding sales offices and related costs during the year.

A discussion of specific fiscal 2004 versus fiscal 2003 operating results follows, including an analysis and discussion of the results of our two business segments.

Net Sales

	Fiscal 2003		Fiscal 2004		Increase
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Reserve power	$426.9	49.7%	$480.0	49.5%	$53.1	12.4%
Motive power	432.7	50.3	489.1	50.5	56.4	13.0

Total	$859.6	100.0%	$969.1	100.0%	$109.5	12.7

Fiscal 2004 sales, excluding the effect of foreign currency translation, increased 3.8% or $32.6 million with the balance of the fiscal 2004 increase of $76.9 million attributable to the strong European currencies, primarily the euro, compared to the dollar. The euro exchange rate to the dollar averaged 1.18 ($ / €) in fiscal 2004 compared to 1.00 ($ / €) in fiscal 2003. Pricing was stable but down slightly for fiscal 2004. Motive power pricing was stable throughout fiscal 2004, with the Americas flat and Europe down approximately 2%. Reserve power pricing was down approximately 1% during fiscal 2004, with the Americas and Europe down slightly and in China down approximately 10%, as competitive factors in China, which recently have stabilized, have driven pricing down over the past two-year period and are now comparable with pricing levels in other regions of the world.

Fiscal 2004 net sales growth in the Asia reserve power business was very strong with an increase of approximately 49%, based primarily upon a focused expansion of our sales offices and added sales personnel, selected new products and strong market growth in China. We expect the Asian market will continue to grow at a faster rate than other regions of the world for our reserve power products.

Fiscal 2004 net sales growth, excluding the effect of foreign currency translation, in reserve power and motive power was approximately 3.8% and 4.3%, respectively, compared to fiscal 2003 levels. In reserve power, Asia experienced strong fiscal 2004 growth as previously discussed, with the Americas up approximately 1% and Europe flat over fiscal 2003. In motive power, fiscal 2004 sales, excluding the effect of foreign currency translation, increased approximately 7% in the Americas and 2% in Europe compared to fiscal 2003.

Our fiscal 2004 sales also benefited from improving economic conditions in the second half of the year, particularly in the Americas and Asia, for many of our end markets applications, such as electric industrial forklift trucks, wireless telecom and aerospace and defense. As further evidence of the improved business climate and its favorable impact on our financial results in the second half of fiscal 2004, the following table shows growth rates in fiscal 2004 compared to fiscal 2003 third and fourth quarters net sales and operating earnings:

	3rd Quarter	4th Quarter	3rd Quarter	4th Quarter
			Excluding Special Charges
Net sales	$253,296	$275,379	$253,296	$275,379
Net sales growth rate	19.0%	19.4%	19.0%	19.4%
Special charges relating to restructuring, bonuses and uncompleted acquisitions	$9,095	$12,052	$—	$—
Operating earnings	$11,744	$12,265	$20,839	$24,317

Operating earnings growth rate	(23.8)%	(29.2)%	35.2%	40.4%
Margin (decrease) increase	(2.6)%	(3.1)%	1.0%	1.3%

Gross Profit

	Fiscal 2003		Fiscal 2004		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$205.7	23.9%	$246.3	25.4%	$40.6	19.7%

The improvement in gross profit was realized by both business segments and was driven primarily by increased net sales and cost savings programs, partially offset by higher raw materials costs in the second half of fiscal 2004. Lead costs increased approximately $8 million in fiscal 2004 as a result of higher prices. Because of these higher costs and price volatility, we have modified and implemented new purchasing initiatives, such as lead tolling arrangements and lead hedging contracts, to mitigate increased raw materials costs. Fiscal 2004 cost savings initiatives improved gross profit, with most savings related to reductions in manufacturing plant costs (labor and overhead), particularly in Europe, and raw materials costs. These cost reduction programs remain a critical element of our business strategy to continue to improve efficiencies, optimize our manufacturing capacity and further reduce our costs. We anticipate fiscal 2005 cost savings program will realize additional savings.

Operating Expenses

	Fiscal 2003		Fiscal 2004		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$150.7	17.5%	$171.4	17.6%	$20.7	13.7%

Selling expenses, as a percentage of operating expenses, were approximately 64.3% in fiscal 2003 and 66.5% in fiscal 2004. We incurred increased selling expenses in Asia in fiscal 2004 as we expanded our sales locations and personnel in Asia.

Special Charges

Included in our fiscal 2004 operating results are $52.1 million of special charges as follows:

	In Millions	Fiscal Quarter Recorded
Recorded as an operating expense:
Special bonus	$12.0	4th
Uncompleted acquisition attempts	6.8	3rd
Restructuring	2.3	3rd

Total operating expense	21.1

Recorded in other non-operating expenses:
Invensys settlement agreement	24.4	3rd
Deferred financing costs	6.6	4th

Total other non-operating expense	31.0

Combined total	$52.1

The special bonus was paid in connection with the March 17, 2004 recapitalization transaction. As part of the recapitalization transaction, in order to provide liquidity to our existing stockholders, we distributed $258.4 million to our preferred and common stockholders, pro rata in accordance with their stockholdings. In order to treat management equitably with other stockholders, because significant portions of management’s equity interests were in the form of options to purchase shares of our common or preferred stock, we made a cash distribution to each individual based on the aggregate in-the-money value of his or her vested options. These one-time bonus payments were made to all members of management who held unexercised options. The aggregate one-time bonus amount was $11.6 million. The special bonus charge also includes $0.4 million in related payroll costs.

The charge for uncompleted acquisitions primarily includes legal and professional fees, and the plant closing costs are related to the final settlement of labor matters from a North American plant closed in fiscal 2002.

The $24.4 million charge associated with Invensys represents an omnibus settlement that, among other items, repaid seller notes, terminated a battery supply agreement and canceled common stock warrants, all of which were attributable to the ESG acquisition. Approximately $20.0 million of this special charge is attributable to the early extinguishment of the seller notes. The deferred financing costs written off related to debt refinanced in the March 2004 recapitalization.

In the aggregate, $33.5 million of these special charges were recorded in the third quarter and $18.6 million in the fourth quarter of fiscal 2004. Of the total $52.1 million in special charges, $6.6 million was a non-cash item.

Operating Earnings

	Fiscal 2003		Fiscal 2004		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$31.1	7.3%	$38.5	8.0%	$7.4	23.8%
Motive power	24.1	5.6	36.8	7.5	12.7	52.7

Subtotal	55.2	6.4	75.3	7.8	20.1	36.4
Special charges relating to restructuring, bonuses, uncompleted acquisitions and other	(0.2)	—	(21.5)	(2.2)	(21.3)	N/A

Total	$55.0	6.4%	$53.8	5.6%	$(1.2)	(2.2)

Fiscal 2004 operating earnings decreased 2.2% to $53.8 million while the operating margin decreased by 80 basis points to 5.6%. Fiscal 2004 operating earnings, excluding special charges of $21.1 million, increased 36.4% to $74.9 million while the margin increased 140 basis points to 7.8%. We experienced increases and margin improvements in both segments of our business. This improvement in operating earnings excluding special charges is primarily attributable to increases in sales, cost savings initiatives and the strength of the European currencies, partially offset by higher raw materials costs and increased operating expenses.

Interest Expense

Fiscal 2004 interest expense of $20.3 million (net of interest income of $0.3 million) was essentially flat compared to fiscal 2003 of $20.5 million with a lower average interest rate of 5.0% in fiscal 2004 compared to 5.1% in fiscal 2003, and the lower average debt outstanding of $285 million compared to $292 million in fiscal 2003. The average debt outstanding includes the face amount of the discounted seller notes redeemed in December 2003 and borrowings under our accounts receivable financing program. Included in fiscal 2004 interest expense are non-cash charges of $5.3 million compared to $4.9 million in fiscal 2003. This increase is primarily due to the reduction in the non-cash credit in fiscal 2003 associated with our interest rate options, which expired in fiscal 2004, partially offset by a reduction in the charge associated with the accretion expense of the Invensys seller notes. Included in both years is approximately $2 million of amortization of deferred financing costs.

Other (Income) Expense, Net

Fiscal 2004 other income of $5.3 million consists primarily of non-operating foreign currency transaction gains of $4.0 million, which is also the primary reason for the significant increase compared to fiscal 2003. This large fiscal 2004 foreign currency transaction gain is primarily attributable to the strengthening of the euro against the dollar for certain debt transactions that occurred during the first and second quarters of fiscal 2004.

Earnings Before Income Taxes

Fiscal 2004 earnings before income taxes were $7.8 million, a decrease of $27.4 million or 77.8% compared to fiscal 2003, primarily attributable to $52.1 million of fiscal 2004 special charges.

Income Tax Expense

The fiscal 2004 effective income tax rate was 38% compared to 35% in fiscal 2003. This increase is primarily the result of increased U.S. federal income taxes on certain types of undistributed foreign income (Subpart F) and increased U.S. state income taxes, as many states in which we operate continue to increase rates or reduce available income exclusions.

Net Earnings

Fiscal 2004 net earnings were $4.8 million or a decrease of 78.8% compared to fiscal 2003 net earnings of $22.9 million. Excluding the $52.1 million in special charges (net of tax), we would have recorded net earnings of $37.7 million in fiscal 2004, an increase of 64.6% compared to fiscal 2003 with a margin of 3.9%. This increase in net earnings is primarily attributable to increased sales, cost savings initiatives, stable interest expense and increased other income from foreign currency gains, offset by higher operating costs.

Non-GAAP Financial Measures

Pro forma net earnings are calculated giving effect to the IPO as if it occurred as of the beginning of the pro forma periods presented and eliminating the effect of the special charges (net of tax). Pro forma basic and diluted weighted-average share amounts are calculated as of the IPO date. The following table provides additional information regarding certain non-GAAP measures.

	Fiscal year ended
	March 31, 2003		March 31, 2004
Net earnings reconciliation:
As reported net loss available to common Shareholders	$(1.2)		$(19.9)
Pro forma adjustments (net of tax):
Interest expense	(0.7	)(2)	(0.9	)(1)
Special charges	—		32.3
Series A convertible stock dividend	24.1		24.7

Total pro forma adjustments	23.4		56.1
Pro forma net earnings available to common shareholders	$22.2		$36.2

Basic shares reconciliation:
As reported basic weighted average shares	11,014,421		11,014,421
Pro forma adjustments:
Assumed beginning of year weighting	—		—
Preferred stock converted	22,431,138		22,431,138
New shares issued in IPO	12,500,000		12,500,000

Total pro forma adjustments	34,931,138		34,931,138
Pro forma basic weighted average shares	45,945,559		45,945,559

Diluted shares reconciliation:
As reported diluted weighted average shares	11,014,421		11,014,421
Pro forma adjustments:
Adjust dilutive options to IPO effective date	502,447		502,447
Assumed beginning of year weighting	—		—
Preferred stock converted	22,431,138		22,431,138
New shares issued in IPO	12,500,000		12,500,000

Total pro forma adjustments	35,433,585		35,433,585
Pro forma diluted weighted average shares	46,448,006		46,448,006

Pro forma earnings per share:
Basic	$0.48		$0.79
Diluted	$0.48		$0.78

Reported loss per share:
Basic	$(0.11)		$(1.80)
Diluted	$(0.11)		$(1.80)

(1)	Resulting from the assumed prepayment of debt from the IPO proceeds as if it occurred on April 1, 2004.
(2)	Resulting from the net additional debt (adjusted for the assumed prepayment of debt associated with the March 2004 recapitalization as if it occurred as of April 1, 2003).

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2003, 2004 and 2005 were $44.3 million, $17.2 million, and $21.3 million, respectively.

Cash provided by operating activities for fiscal 2003, 2004 and 2005 was $55.4 million, $39.2 million and $29.4 million, respectively. The reduction in operating cash flow in fiscal 2004 was principally due to the special charges and an increase in working capital commensurate with our sales increase. The reduction in operating cash flow in fiscal 2005 was primarily due to the higher restructuring costs in fiscal 2005 versus those in fiscal 2004. Cash expenditures related to the fiscal 2002 restructuring actions, which are included in operating activities, were $8.8 million in fiscal 2003, $2.3 million in fiscal 2004, and $9.3 million primarily related to closure costs and a union settlement in fiscal 2005. For ESG-related restructuring activities, we paid $12.0 million in fiscal 2003, $5.3 million in fiscal 2004, and $17.8 million in fiscal 2005, primarily for staff redundancy.

Cash used in investing activities for fiscal 2003, 2004 and 2005 was $12.9 million, $27.0 million and $29.0 million, respectively. Capital expenditures were $23.6 million, $28.6 million and $31.8 million in fiscal 2003, 2004 and 2005, respectively.

Cash provided by (used in) financing activities for fiscal 2003, 2004 and 2005 was $(8.2) million, $(40.0) million and $3.2 million, respectively. The fiscal 2004 amount reflects the financing transactions related to the Invensys settlement and the recapitalization. The fiscal 2005 amount relates primarily to transactions related to the initial public offering of common stock. The net proceeds from the offering were approximately $139.2 million. The net proceeds and $1.7 million of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123.0 million) and to prepay a portion ($17.9 million) of our $380.0 million senior secured term loan B.

In December 2003, we entered into an agreement with Invensys plc under which we paid $94.1 million for the repurchase of seller notes and warrants delivered to Invensys as part of the consideration for the ESG acquisition and in settlement of other matters, primarily termination of a supply agreement. The Invensys settlement transaction was funded by utilizing $43.1 million of short-term investments, $19.0 million of borrowings from an accounts receivable financing facility that was paid off on March 9, 2004, $7.0 million additional tranche B borrowing and a $25.0 million revolving note drawdown.

In connection with the recapitalization, on March 17, 2004, we refinanced our previously existing credit facilities and entered into a new $480.0 million senior secured credit facility, which consists of a $380.0 million senior secured term loan B and a $100.0 million senior secured revolving credit facility, and entered into a new $120.0 million senior second lien term loan. We used the proceeds of the combined $500.0 million in term loans to fund a cash payment to our existing stockholders and certain members of our management in the amount of $270.0 million, refinance the majority of our existing debt and pay accrued interest in the amount of $219.0 million and to pay transaction costs of $11.0 million. No amounts were borrowed under the revolving credit line in conjunction with the cash payment. The purpose of the $270.0 million cash payment was to provide liquidity to our existing stockholders and management. The decision to provide liquidity at such time was driven primarily by the strength of the debt capital markets at the time, as well as the speed and certainty of execution associated with the recapitalization. Because this distribution was made from the proceeds of the new credit facilities described above, we do not believe it will have any significant impact on our cash and debt management policies.

The $365.0 million senior secured term loan B has a 0.25% quarterly principal amortization and matures on March 17, 2011. The $100.0 million senior secured revolving credit facility matures on March 17, 2009. Borrowings under the credit agreements bear interest at a floating rate based, at our option, upon a LIBOR rate plus an applicable percentage or the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage. The effective borrowing rates for fiscal 2003, 2004 and 2005 were 5.1%, 5.0% and 4.9%, respectively.

In August 2004, in order to take advantage of the Company’s lower leverage and resulting lower market borrowing costs after completion of the initial public offering, we amended our credit agreement and reduced our borrowing rates on the senior secured term loan B by 0.50%. The existing term loans ($361.1 million plus accrued interest) were paid off and simultaneously new term loans of $365.0 million were borrowed.

In March 2005, we amended our credit agreement to allow for the Company’s acquisition of the motive power battery business of FIAMM S.p.A. and the secured financing for such acquisition. Additionally, the amendment revised the senior secured leverage ratio for the Company’s next six quarters. See Note 25 of the notes to the consolidated financial statements for discussion of the subsequent event.

All obligations under the credit agreements are secured by, among other things, substantially all of our U.S. assets. Our credit agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions.

We currently are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our expected cash requirements.

In addition to cash flows from operating activities, we had available credit lines of $125.4 million at March 31, 2005 to cover any short-term liquidity requirements. On a long-term basis, our senior secured revolving credit facility is committed through March 2009, as long as we continue to comply with the covenants and conditions of the facility agreement. Our senior secured credit facility also permits us to borrow an additional $145.0 million from all other sources.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2005, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in millions)
Short-term debt	$5,711	$5,711	$—	$—	$—
Long-term debt	365,247	6,634	7,300	7,300	344,013
Capital lease obligations	4,499	1,755	2,006	728	10
Operating leases	26,045	10,596	12,239	2,971	239
Purchase contracts	2,273	2,273	—	—	—
Restructuring	20,737	9,604	3,366	6,500	1,267

Total	$424,512	$36,573	$24,911	$17,499	$345,529

Under our senior secured credit facility, we had outstanding standby letters of credit of $0.2 million, $0.3 million and $0.8 million at March 31, 2003, 2004 and 2005, respectively. The amounts shown in the table above do not include interest charges on these cash obligations.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce total debt and reduce our leverage ratios. Shown below are the leverage ratios in connection with our credit facilities for fiscal 2004 and 2005. Our higher leverage in fiscal 2004 reflects the recapitalization in March 2004. Our reduced leverage in fiscal 2005 reflects the use of proceeds from our IPO. The leverage ratio for fiscal

2005 is 3.0 times adjusted EBITDA as described below. We believe our future operating cash flow, net of capital expenditures, will reduce total debt and our leverage ratios.

	Fiscal 2004		Fiscal 2004 as adjusted (see footnotes)		Fiscal 2005
	(in millions)
EBITDA(1)	$65.2		$65.2		$113.2
Adjustments per credit agreement definitions(2)	53.8		53.8		6.0
Adjusted EBITDA per credit agreements	119.0		119.0		119.2
Senior debt, net(3)	375.4		356.6		349.0
Total debt, net(3)	501.3		363.6		357.7

Leverage ratios:

Senior debt/adjusted EBITDA ratio(4)	3.2	X	3.0	X	2.9	X
Maximum ratio permitted	3.9	X	3.9	X	3.9	X
Total debt/adjusted EBITDA ratio(4)	4.2	X	3.1	X	3.0	X
Maximum ratio permitted	5.0	X	5.0	X	5.0	X

(1)	We have included EBITDA because management uses it as a key measure of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net earnings or any other measure of performance under accounting principles generally accepted in the United States as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our senior secured credit facility and our senior second lien credit facility are based on EBITDA, subject to adjustments, which is shown above. Because we have a significant amount of debt, and because continued availability of credit under our senior secured credit facility is critical to our ability to meet our business plan, we believe that an understanding of the key terms of our credit agreements is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding term and revolving credit loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing costs, which is included in interest expense. The following table provides a reconciliation of EBITDA to net earnings (loss):

	Fiscal Year Ended March 31,
	2004	2005
	(in thousands)
EBITDA	$65,175	$113,170
Depreciation and amortization	37,039	40,153
Interest expense	20,343	23,275
Income tax (benefit) expense	2,957	17,359

Net (loss) earnings	$4,836	$32,383

(2)	Adjustments to EBITDA for the credit agreements’ definitions include in fiscal 2005 all of the special charges of $6.0 million and in fiscal 2004 all of the special charges of $52.1 million and other adjustments in the aggregate of $1.7 million.
(3)

Debt includes capital lease obligations and letters of credit issued under the senior secured credit facility and is net of U.S. cash and cash equivalents. Senior debt excludes the senior second lien term loan and unsecured debt. Total debt, net and senior debt, net in fiscal 2004 as adjusted, was reduced by $137.9 million and $17.9 million to reflect the repayment of senior secured and senior unsecured debt from the IPO proceeds and reduced interest expense as if the IPO had occurred on April 1, 2003.

(4)	These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratios permitted under our senior secured credit facility.

Stockholders’ Equity

Stockholders’ equity increased $198.3 million during fiscal 2005, reflecting the net proceeds from our IPO of $139.2 million, our net earnings of $32.4 million, currency translation adjustments, primarily due to the strengthening of the European currencies, of $21.7 million, unrealized gain on derivative instruments (interest rate swaps and lead hedges) of $2.7 million, proceeds from the exercise of stock options of $2.4 million, $0.2 million of stock compensation related to stock options issued during the year, offset by $0.3 million due to an increase in the minimum pension liability adjustment.

Stockholders’ equity decreased $226.4 million during fiscal 2004, principally reflecting the cash distribution of $258.4 million in our recapitalization on March 17, 2004, and cancellation of warrants of $5.0 million, partially offset by net earnings of $4.8 million, currency translation adjustments of $30.3 million, primarily due to the strengthening of European currencies, unrealized gain on derivative instruments (interest rate swaps) of $0.9 million and a reduction in the minimum pension liability adjustment of $0.9 million.

New and Proposed Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123(R) is effective for companies at the beginning of the first interim or annual period of a company’s first fiscal year beginning on or after June 15, 2005. The Company is in the process of reviewing SFAS 123 and has not determined the effects on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is in the process of reviewing SFAS 151 and has not determined the effects on the consolidated financial statements.

Quarterly Information

Fiscal 2004 and 2005 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2005 versus fiscal 2004 analyses previously discussed.

	Fiscal 2004				Fiscal 2005
	June 29, 2003 1st Qtr.	Sept 28, 2003 2nd Qtr.	Dec 28, 2003 3rd Qtr.	March 31, 2004 4th Qtr.	July 4, 2004 1st Qtr.	Oct 3, 2004 2nd Qtr.	Jan 2, 2005 3rd Qtr.	March 31, 2005 4th Qtr.
	(in millions, except per share amounts)
Net sales	$218.3	$222.1	$253.3	$275.4	$263.3	$261.3	$273.7	$285.6
Cost of goods sold	165.7	164.8	189.3	203.0	196.6	200.2	213.3	218.4

Gross profit	52.6	57.3	64.0	72.4	66.7	61.1	60.4	67.2
Operating expenses, including amortization	40.1	40.0	43.2	48.1	44.6	41.3	43.8	49.3
Special charges relating to restructuring, bonuses and uncompleted acquisitions	—	—	9.1	12.0	—	—	—	—

Operating earnings	12.5	17.3	11.7	12.3	22.1	19.8	16.6	17.9
Interest expense	5.1	5.1	5.6	4.5	7.4	5.9	5.2	4.8
Special charges relating to a settlement agreement, write-off of deferred financing costs and a prepayment penalty	—	—	24.4	6.6	—	6.0	—	—
Other (income) expense, net	(2.0)	(1.8)	(0.5)	(1.0)	0.3	(1.5)	0.9	(2.4)

Earnings (loss) before income taxes	9.4	14.0	(17.8)	2.2	14.4	9.4	10.5	15.5
Income tax expense (benefit)	3.6	5.4	(7.4)	1.4	5.4	3.0	3.7	5.3

Net earnings (loss)	$5.8	$8.6	$(10.4)	$0.8	$9.0	$6.4	$6.8	$10.2
Series A convertible preferred stock dividends	5.6	5.7	5.8	7.5	8.2	—	—	—
Net earnings (loss) available to common stockholders	$0.2	$2.9	$(16.2)	$(6.7)	$0.8	$6.4	$6.8	$10.2

Net earnings per common share
Basic	$0.01	$0.27	$(1.47)	$(0.61)	$0.08	$0.15	$0.15	$0.22
Diluted	0.01	0.26	(1.47)	(0.61)	0.08	0.15	0.14	0.22

Weighted average shares outstanding
Basic	11,014,421	11,014,421	11,014,421	11,014,421	11,014,421	42,648,856	45,954,336	46,047,821
Diluted	11,157,306	11,157,737	11,014,421	11,014,421	11,516,868	43,211,763	46,681,392	46,776,768

Net Sales

Quarterly net sales by business segment were as follows:

	Fiscal 2004				Fiscal 2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales:
Reserve power	$107.4	$109.4	$127.0	$136.2	$124.8	$129.2	$128.3	$128.2
Motive power	110.9	112.7	126.3	139.2	138.5	132.1	145.4	157.4

Total	$218.3	$222.1	$253.3	$275.4	$263.3	$261.3	$273.7	$285.6

Segment net sales as % total:
Reserve power	49.2%	49.3%	50.1%	49.5%	47.4%	49.4%	46.9%	44.9%
Motive power	50.8	50.7	49.9	50.5	52.6	50.6	53.1	55.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Fiscal 2005 net sales on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation, showed (decreases) increases of approximately (3.0)%, (1.0)%, 0.1% and 4.9%. The generally favorable global economic conditions that we experienced in the latter part of fiscal 2004 continued to favorably impact our sales in fiscal 2005. Historically, the sequential decline in the first quarter is typical of our business as our fourth quarter is generally our strongest. Our motive power segment, which is heavily influenced by growth in the manufacturing sector, saw solid year-on-year gains following our typical quarterly cycle. Our reserve power segment, which is dependant on growth in telecom, UPS and military has generally been stable throughout fiscal 2005.

Fiscal 2004 net sales on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation, showed significant increases in the latter part of the year. Fiscal 2004 net sales, excluding the effect of foreign currency translation, increased by approximately 4% for both the reserve power and motive power business segments. The strengthening of European currencies (primarily the Euro) throughout the year further increased net sales as the dollar to euro exchange rate averaged 1.18 for fiscal 2004, with the spot rates 1.09 at March 31, 2003, and 1.23 at March 31, 2004.

The mix of reserve power and motive power sales to total sales did not fluctuate significantly during the quarterly periods within fiscal 2005 and fiscal 2004.

Operating Earnings

Fiscal 2005 operating earnings on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation and the special charge in fiscal 2004, showed (decreases) increases of approximately (7.1)%, (12.4)%, (19.8)% and 7.1%. Our operating earnings were significantly affected by higher raw material costs offset by selling price increases and our continuing cost savings programs.

Excluding the special charges in the third and fourth quarters, fiscal 2004 operating earnings grew on a quarter-to-quarter sequential basis primarily due to sales increases, the strengthening of European currencies and cost savings initiatives. The fiscal 2004 quarterly improvements in operating earnings margins from 5.6% in the first quarter to 8.9% in the fourth quarter are due to both sales increases and cost savings initiatives.

Other (Income) Expense, Net

Fiscal 2005 other income includes approximately $1.9 million of non-operating foreign currency gains attributable to certain debt transactions and other non-operating currency gains and losses. Of the $1.9 million, $1.0 million was attributable to certain debt transactions, which occurred in the second quarter.

Fiscal 2004 other income includes approximately $3.7 million of non-operating foreign currency gains primarily attributable to certain debt transactions, of which $1.7 million occurred in the first quarter and $1.5 million occurred in the second quarter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable debt. Such agreements effectively convert $128.0 million of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by it under these agreements. The following commentary provides details for the $128.0 million interest rate swap contracts:

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

A 1% increase in U.S. LIBOR interest rates would increase interest expense by approximately $2.3 million.

Commodity Cost Risks

We have a significant risk in our exposure to certain raw materials, which we estimate were approximately half of total cost of goods sold for fiscal year 2004 and 2005. Our largest single raw material cost is lead, for which the cost remains volatile. To ensure a steady supply of lead and to mitigate against large increases in cost, we enter into contracts with our suppliers for the purchase of lead and forward contracts with financial institutions to hedge the price of lead.

We had the following contracts at the dates shown below:

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
May 31, 2005	$6.9	17.2	$0.40	4%
March 31, 2005	3.7	9.9	0.37	3%
March 31, 2004	11.9	38.7	0.31	12%

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead (over our estimated cost in fiscal 2005) would increase our annual total cost of goods sold by approximately $13.6 million or 1.3% of net sales.

Foreign Currency Exchange Rate Risks

The Company manufacturers and assembles its products primarily in Australia, Canada, China, the Czech Republic, France, Germany, Italy, Mexico, Poland, Spain, the United Kingdom, and the United States. Over half of the Company’s sales and expenses are translated in foreign currencies. The Company’s sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where the Company’s products are sold. Additionally, as the Company reports its financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where it has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the euro, British pound, Polish zloty, Mexican peso, Canadian dollar, Chinese renminbi and Australian dollar.

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce the negative impact from currency movements that adversely affect the Company. Based primarily on statistical currency correlations on the Company’s exposures in fiscal 2005, we are highly confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $4 million in more than one year out of twenty years. As of March 31, 2004 and March 31, 2005, we had not entered into any foreign currency forward or option contracts.

Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges, actual gains and losses in the future may differ from our historical results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Consolidated financial statements for fiscal years ended March 31, 2003, 2004 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2004 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 20, 2005, except for note 25,

    as to which the date is June 1, 2005

EnerSys

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$17,207	$21,341
Accounts receivable, net	231,642	254,267
Inventories, net	131,712	146,047
Deferred taxes	24,616	21,175
Prepaid expenses	16,858	16,473
Other current assets	4,543	8,314

Total current assets	426,578	467,617

Property, plant, and equipment, net	284,850	279,868
Goodwill	306,825	310,679
Other intangible assets, net	75,495	75,462
Deferred taxes	26,025	25,998
Other assets	34,170	35,137

Total assets	$1,153,943	$1,194,761

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$2,712	$5,711
Current portion of long-term debt	7,014	6,634
Current portion of capital lease obligations	2,150	1,755
Accounts payable	113,043	117,944
Accrued expenses	165,999	150,697
Deferred taxes	340	2,699

Total current liabilities	291,258	285,440

Long-term debt	496,200	358,613
Capital lease obligations	3,227	2,744
Deferred taxes	60,952	69,495
Other liabilities	63,004	40,819

Total liabilities	914,641	757,111

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.01 par value, no shares authorized, issued or outstanding at March 31, 2005; 2,500,000 shares authorized, 665,883 shares issued and outstanding at March 31, 2004	7	—
Common Stock, $0.01 par value, 135,000,000 shares authorized, 46,158,994 shares issued and outstanding at March 31, 2005; 11,014,421 shares issued and outstanding at March 31, 2004	110	462
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	188,766	330,229
Retained (deficit) earnings	(8,839)	23,544
Accumulated other comprehensive income	59,258	83,415

Total stockholders’ equity	239,302	437,650

Total liabilities and stockholders’ equity	$1,153,943	$1,194,761

See accompanying notes.

EnerSys

Consolidated Statements of Operations

(In Thousands Except Share and Per Share Data)

	Fiscal year ended March 31
	2003	2004	2005
Net sales	$859,643	$969,079	$1,083,862
Cost of goods sold	653,998	722,825	828,447

Gross profit	205,645	246,254	255,415
Operating expenses	150,691	171,294	179,015
Special charges relating to restructuring, bonuses and uncompleted acquisitions	—	21,147	—

Operating earnings	54,954	53,813	76,400
Interest expense	20,511	20,343	23,275
Special charges relating to a settlement agreement, write-off of deferred financing costs and a prepayment penalty	—	30,974	6,022
Other income, net	(764)	(5,297)	(2,639)

Earnings before income taxes	35,207	7,793	49,742
Income tax expense	12,355	2,957	17,359

Net earnings	$22,852	$4,836	$32,383
Series A convertible preferred stock dividends	24,057	24,689	8,155

Net (loss) earnings available to common shareholders	$(1,205)	$(19,853)	$24,228

Net (loss) earnings per common share:
Basic	$(0.11)	$(1.80)	$0.67

Diluted	$(0.11)	$(1.80)	$0.65

Weighted-average shares of common stock outstanding:
Basic	11,014,421	11,014,421	36,416,358

Diluted	11,014,421	11,014,421	37,046,697

See accompanying notes.

EnerSys

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Series A Convertible Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2002	$7	$110	$447,133	$(31,527)	$(876)	$414,847

Net earnings	—	—	—	22,852	—	22,852
Other comprehensive income
Minimum pension liability adjustment, net of tax of $1,030	—	—	—	—	(1,741)	(1,741)
Unrealized loss on derivative instruments, net of tax of $1,722	—	—	—	—	(2,583)	(2,583)
Foreign currency translation adjustment	—	—	—	—	32,372	32,372

Comprehensive income						50,900

Balance at March 31, 2003	7	110	447,133	(8,675)	27,172	465,747

Distribution to stockholders	—	—	(258,367)	—	—	(258,367)
Cancellation of warrants	—	—	—	(5,000)	—	(5,000)

Net earnings	—	—	—	4,836	—	4,836
Other comprehensive income
Minimum pension liability adjustment, net of tax of $(667)	—	—	—	—	885	885
Unrealized income on derivative instruments, net of tax of $(581)	—	—	—	—	871	871
Foreign currency translation adjustment	—	—	—	—	30,330	30,330

Comprehensive income						36,922

Balance at March 31, 2004	7	110	188,766	(8,839)	59,258	239,302

Stock-based compensation	—	—	210	—	—	210
Converted to common stock at IPO	(7)	225	(218)	—	—	—
Exercise of stock options	—	2	2,364	—	—	2,366
Net IPO proceeds	—	125	139,107	—	—	139,232

Net earnings	—	—	—	32,383	—	32,383
Other comprehensive income
Minimum pension liability adjustment, net of tax of $142	—	—	—	—	(259)	(259)
Unrealized income on derivative instruments, net of tax of $(1,810)	—	—	—	—	2,746	2,746
Foreign currency translation adjustment	—	—	—	—	21,670	21,670

Comprehensive income						56,540

Balance at March 31, 2005	$—	$462	$330,229	$23,544	$83,415	$437,650

See accompanying notes.

EnerSys

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal year ended March 31
	2003	2004	2005
Cash flows from operating activities
Net earnings	$22,852	$4,836	$32,383
Adjustments to reconcile net earnings to net cash provided by operating activities:
Write-off of deferred financing costs	—	6,569	3,622
Settlement agreement expense	—	24,405	—
Depreciation and amortization	38,002	39,047	41,541
Provision for doubtful accounts	1,860	849	(441)
Provision for deferred taxes, less amounts related to restructuring	8,379	(6,640)	9,907
Stock compensation expense	—	—	210
Accretion of discount on notes payable	4,112	3,341	—
Issuance of subordinated notes	2,781	—	—
Option agreement gain	(1,233)	(27)	—
Loss on disposal and impairment of fixed assets	97	45	2,109
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	1,464	(17,556)	(13,396)
Inventory	9,450	(13,927)	(8,205)
Prepaid expenses and other current assets	(6,822)	(6,852)	3,649
Other assets	4,487	2,610	(428)
Accounts payable	2,697	9,533	1,713
Accrued expenses	(32,688)	(11,804)	(27,717)
Other liabilities	—	4,763	(15,594)

Net cash provided by operating activities	55,438	39,192	29,353

Cash flows from investing activities
Capital expenditures	(23,623)	(28,580)	(31,828)
Purchase of businesses, net of cash acquired	10,707	1,181	(1,168)
Proceeds from disposal of property, plant, and equipment	(7)	418	4,005

Net cash used in investing activities	(12,923)	(26,981)	(28,991)

Cash flows from financing activities
Net (decrease) increase in short-term debt	(877)	1,401	2,351
Proceeds from the issuance of long-term debt	—	507,675	365,000
Deferred financing costs	—	(11,000)	(1,249)
Payments of long-term debt	(6,211)	(184,453)	(502,967)
Payments of capital lease obligations, net	(1,121)	(1,145)	(1,175)
Payment under settlement agreement	—	(89,100)	—
Buy back of outstanding stock warrants	—	(5,000)	—
Distribution to stockholders	—	(258,367)	—
Net proceeds from initial public offering	—	—	139,232
Exercise of stock options	—	—	2,021

Net cash (used in) provided by financing activities	(8,209)	(39,989)	3,213
Effect of exchange rate changes on cash	915	689	559

Net increase (decrease) in cash	35,221	(27,089)	4,134
Cash and cash equivalents at beginning of year	9,075	44,296	17,207

Cash and cash equivalents at end of year	$44,296	$17,207	$21,341

See accompanying notes.

EnerSys

Notes to Consolidated Financial Statements

March 31, 2005

(In Thousands, Except Per Share Data)

1. Summary of Significant Accounting Policies

Description of Business

EnerSys and its predecessor companies have been manufacturers of industrial batteries for over 90 years. Morgan Stanley Capital Partners teamed with the management of Yuasa, Inc. in late 2000 to acquire from Yuasa Corporation (Japan) its reserve power and motive power battery businesses in North and South America. We were incorporated in October 2000 for the purpose of completing the Yuasa, Inc. acquisition from Yuasa Corporation (Japan). The acquired businesses included the Exide, General and Yuasa brands. On January 1, 2001, we changed our name from Yuasa, Inc. to EnerSys to reflect our focus on the energy systems nature of our businesses. In early 2002, we acquired the reserve power and motive power business of the Energy Storage Group (ESG), of Invensys PLC (Invensys), whose principal brands were Hawker, PowerSafe and DataSafe.

In August 2004, EnerSys completed an initial public offering (IPO) and issued 12,500,000 shares of our common stock at a value of $12.50 per share. The Company’s Registration Statement (SEC File No. 333-115553) for its IPO was declared effective by the Securities and Exchange Commission on July 26, 2004. The Company’s common stock commenced trading on the New York Stock Exchange on July 30, 2004, under the trading symbol “ENS.” At the completion of the offering, we had 45,945,559 shares of common stock outstanding, which included 11,014,421 shares that were outstanding prior to the IPO, 22,431,138 shares of common stock converted from preferred shares, and 12,500,000 new shares issued in the IPO. The net proceeds from the offering were approximately $139,232. The net proceeds and $1,696 of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123,015) and to prepay a portion ($17,913) of our $380,000 senior secured term loan B.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

Results of foreign operations are translated into United States dollars using average exchange rates during the period. The assets and liabilities are translated into United States dollars using current rates as of the balance sheet date and are accumulated as a separate component of other comprehensive income.

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in other income, net in the year in which the change occurs.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This occurs when products are shipped to the customer in accordance with terms of the agreement, transfer of title and risk of loss, collectibility is reasonably assured and pricing is fixed and determinable. Accruals are made at the time of sale for sales returns and other allowances based on the Company’s experience.

Freight Expense

Amounts billed to customers for outbound freight costs are classified as sales in the consolidated income statement. Costs incurred by the Company for outbound freight costs to customers are classified in cost of sales.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

Warranties

Substantially all of the Company’s products are generally warranted for a period of one to twenty years. The Company provides for estimated product warranty expenses when the related products are sold.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. United States short-term investments (primarily held in overnight money market accounts) included in cash and cash equivalents at March 31, 2004 and 2005 were $8,058 and $15,616, respectively.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of $6,722 and $4,709 at March 31, 2004 and 2005, respectively. The allowance is based on management’s estimate of uncollectible accounts, analysis of historical data and trends, as well as review of all relevant factors concerning the financial capability of its customers. Accounts receivable are considered to be past due based on how payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is worthless. Finance charges are generally not assessed or collected on past due accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The cost of inventory consists principally of material, labor, and associated overhead.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and include expenditures that substantially increase the useful lives of the assets. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: 10 to 33 years for buildings and improvements and 3 to 15 years for machinery and equipment.

Depreciation expense for the fiscal years ended March 31, 2003, 2004 and 2005 totaled $35,278, $36,989 and $40,102, respectively. Maintenance and repairs are expensed as incurred. Interest on capital projects is capitalized during the construction period and amounted to $179, $194 and $208 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively. Gains and losses from dispositions or retirements of property, plant, and equipment are recognized currently.

Intangible Assets

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142,Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. The Company has determined that trade names and goodwill are indefinite-lived assets, as defined by SFAS No. 142, and therefore not subject to amortization.

The Company tests for the impairment of its goodwill and trade names at least annually and whenever events or circumstances occur indicating that a possible impairment has been incurred. The Company utilizes

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

financial projections of its reporting segments, certain cash flow measures, as well as its market capitalization in its determination of the fair value of these assets.

Environmental Expenditures

Environmental expenditures that will benefit future operations are capitalized; all other environmental expenditures are expensed as incurred. Accruals are recorded when environmental expenditures for remedial efforts are probable and the amounts can be reasonably estimated.

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. In fiscal 2005, the Company recorded an impairment charge of $1,153, which is included in operating expenses. Management will periodically evaluate the ongoing value of property, plant and equipment.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. The Company uses interest rate swap and option agreements to manage risk on a portion of its floating-rate debt. The Company uses lead hedge contracts to manage risk of the cost of lead.

Because of short maturities, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximates fair market value. The fair value of the Company’s long-term debt, described in Note 9, approximates its carrying value and the fair value of derivative instruments is described in Note 12.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These temporary differences are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be realized.

Valuation allowances are recorded to reduce deferred tax assets when it is probable that a tax benefit will not be realized. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes adjusted for purchase accounting adjustments during the year.

Deferred Financing Fees

In March 2004, the Company entered into two credit facilities with various portions that will expire in 2009, 2011 and 2012. Deferred financing fees associated with the new credit facilities of $11,000 were incurred and will be amortized over the life of the new credit facilities. Deferred financing fees of $6,569 related to the previously existing credit facility were written off and charged to special charges in March 2004.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

In August 2004, the Company prepaid the entire $120,000 principal and accrued interest on the senior second lien term loan and prepaid a portion, $17,900, of the $380,000 senior secured term loan B. Deferred financing fees of $3,622, relating to the prepaid $137,900 of debt were written off and charged to non-operating special charges in August 2004.

Deferred financing fees, net of accumulated amortization totaled $10,935 and $7,974 as of March 31, 2004 and 2005, respectively. Amortization expense included in interest expense was $2,069, $2,012 and $1,388 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively.

Derivative Financial Instruments

The Company has entered into interest rate swap agreements and option agreements to manage risk on a portion of its long-term floating-rate debt. The Company has entered into lead hedge contracts to manage risk of the cost of lead. The agreements are with major financial institutions, and the Company believes the risk of nonperformance by the counterparties is negligible. The counterparties to certain of these agreements are lenders under the Credit Agreement and liabilities related to these agreements are covered under the security provisions of the Credit Agreement. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company recognizes all derivatives as either assets or liabilities in the accompanying balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income (loss) if they qualify for hedge accounting, or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value of cash flow of the asset or liability hedged. Accordingly, gains and losses from changes in derivative fair value are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity are recognized in earnings in the period in which the underlying hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in earnings.

Stock-Based Compensation Plans

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 132, Accounting for Stock-Based Compensation, to provide alternative methods for a voluntary transition to the fair-value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income. The adoption of the standard was effective for fiscal years beginning after December 15, 2002. Rather than adopt the fair-value method of accounting for stock-based compensation, the Company chose to continue accounting for such items using the intrinsic value method. As required, the Company did adopt the disclosure provisions of this standard.

In 2001, the Company established a stock-based compensation plan, which is more fully described in Note 16. The Company uses the accounting method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for this plan. Under APB Opinion No. 25, generally, when the exercise price of the Company stock options equals the fair market value of the underlying

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

stock on the date of the grant, no compensation expense is recognized. The following table illustrates the effect of net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-related compensation. For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over their vesting periods.

	Fiscal year ended March 31
	2003	2004	2005
Net (loss) earnings available to common stockholders, as reported	$(1,205)	$(19,853)	$24,228
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(2,472)	(2,542)	(2,333)

Net (loss) earnings available to common stockholders, pro forma	$(3,677)	$(22,395)	$21,895

Pro forma net (loss) earnings per common share:
Basic	$(0.33)	$(2.03)	$0.60

Diluted	$(0.33)	$(2.03)	$0.59

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
March 31, 2003
Minimum pension liabilities	$(600)	$(2,771)	$1,030	$(1,741)	$(2,341)
Unrealized loss on derivative instruments	(866)	(4,305)	1,722	(2,583)	(3,449)
Foreign currency translation adjustment	590	32,372	—	32,372	32,962

Accumulated other comprehensive income, net of tax	$(876)	$25,296	$2,752	$28,048	$27,172

March 31, 2004
Minimum pension liabilities	$(2,341)	$1,552	$(667)	$885	$(1,456)
Unrealized (loss) income on derivative instruments	(3,449)	1,452	(581)	871	(2,578)
Foreign currency translation adjustment	32,962	30,330	—	30,330	63,292

Accumulated other comprehensive income, net of tax	$27,172	$33,334	$(1,248)	$32,086	$59,258

March 31, 2005
Minimum pension liabilities	$(1,456)	$(401)	$142	$(259)	$(1,715)
Unrealized (loss) income on derivative instruments	(2,578)	4,556	(1,810)	2,746	168
Foreign currency translation adjustment	63,292	21,670	—	21,670	84,962

Accumulated other comprehensive income, net of tax	$59,258	$25,825	$(1,668)	$24,157	$83,415

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

The foreign currency translation adjustment primarily resulted from the weakening of the United States dollar. The majority of the Company’s European subsidiaries utilize the euro as their functional currency. The exchange rate of the euro to the United States dollar increased from $1.09 as of March 31, 2003 to $1.23 as of March 31, 2004 to $1.30 as of March 31, 2005.

Earnings Per Share

Basic earnings per common share (EPS) are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123(R) is effective for companies at the beginning of the first interim or annual period of a company’s first fiscal year beginning on or after June 15, 2005. The Company is in the process or reviewing SFAS 123(R) and has not determined the effects on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for companies at the beginning of the first annual period beginning after June 15, 2005. The Company is in the process of reviewing SFAS 151 and has not determined the effects on the consolidated financial statements.

Collective Bargaining

At March 31, 2005, the Company had approximately 6,600 employees. Of these employees, approximately 3,250, almost all of whom work in the Company’s European facilities, were covered by collective bargaining agreements. The average term of these agreements is one to two years, and these agreements expire over the period through 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

2. Recapitalization

Cash Payment to Stockholders and Management. In March 2004, the Company paid a $270,000 cash payment to its existing stockholders and certain members of its management, of which $258,367 represents distributions to stockholders and $11,633 represents a bonus.

New Credit Facilities. Concurrent with the $270,000 cash payment, the Company entered into two new credit facilities. The senior secured credit facility consists of a $380,000 seven-year term loan B facility and a $100,000 five-year revolving credit facility. The senior second lien credit facility consists of $120,000 of eight-year notes. In March 2004, the Company borrowed $500,000 under the senior secured credit facility and the senior second lien credit facility. The Company used $219,000 of the proceeds from borrowings under the new credit facilities to repay all amounts then outstanding under the Company’s previously existing senior credit facility and $11,000 to pay transaction costs associated with the new credit facilities. Obligations under the new credit facilities are secured by a first-priority security interest in substantially all of the United States existing and hereafter acquired assets, including substantially all of the capital stock of all of the Company’s United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the United States companies. Obligations under the senior second lien facility were secured by a second-priority lien on the same collateral.

The following sets forth the sources and uses of funds in connection with the recapitalization:

Source of funds
Borrowings under the new senior secured credit facility	$380,000
Borrowings under the new senior second lien credit facility	120,000

Total	$500,000

Use of funds
Cash payment to stockholders and management	$270,000
Repayments under previously existing senior credit facility	219,000
Transaction fees and expenses	11,000

Total	$500,000

Our fiscal 2004 results reflect the impact of the recapitalization including a pretax charge to earnings of $6,569 for the write-off of the remaining deferred financing fees outstanding under the previously existing senior credit facility.

3. Acquisition

On March 22, 2002, EnerSys acquired the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys. ESG is a manufacturer and supplier of lead-acid industrial batteries with facilities located primarily in Europe, North America, and Asia. This acquisition enhanced our product offering with complementary product lines and increased our ability to service global clients and gain global market share.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

As of March 22, 2002, the Company recorded a liability of $18,173 for involuntary termination of employees and for the termination of certain contractual obligations. As a result of the finalization of these plans in fiscal 2003, the Company recorded an additional liability of $26,660 for involuntary termination of employees, environmental costs, warranty costs and plant closure costs.

During fiscal 2003 and fiscal 2004, the Company utilized $17,322 of these reserves primarily for the termination of employees, for warranty costs and for plant closure costs. During fiscal 2005, the Company utilized $17,742 of these reserves. The fiscal 2005 utilization included $10,369 for the involuntary termination of employees, $3,737 for the termination of certain contractual obligations, and $3,636 for plant closure and other costs.

A rollforward of the above restructuring reserves is as follows:

Balance at March 31, 2002	$18,173
Purchase accounting adjustment	26,660
Costs incurred	(11,974)
Foreign currency impact	6,520

Balance at March 31, 2003	39,379
Cost incurred	(5,348)
Other	(651)
Foreign currency impact	4,964

Balance at March 31, 2004	38,344
Cost incurred	(17,742)
Other	(5,749)
Foreign currency impact	1,118

Balance at March 31, 2005	$15,971

The remaining restructuring reserve as of March 31, 2005 represents primarily the remaining payments due of $3,700 for the cancellation of the Germany steam plant contract, of which $2,100 is to be paid during fiscal 2006, and $1,600 is to be paid during fiscal 2007; severance at the Germany location of $3,100, which is expected to be paid during fiscal 2006; pension at the United Kingdom location of $1,267, which is expected to be paid through the life expectancy of the participants; and environmental costs of $6,500, the majority of which is expected to be paid over the next 5 fiscal years, and $1,404 of other payments to be paid during fiscal 2006.

4. Inventories

Inventories consist of:

	2004	2005
Raw materials	$31,157	$34,710
Work-in-process	35,917	39,628
Finished goods	64,638	71,709

Total	$131,712	$146,047

Inventory reserves for obsolescence and other estimated losses were $10,895 and $9,898 at March 31, 2004 and 2005, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

5. Property, Plant, and Equipment

Property, plant, and equipment consists of:

	2004	2005
Land, buildings, and improvements	$99,239	$106,338
Machinery and equipment	256,382	278,798
Construction in progress	13,776	15,793

	369,397	400,929
Less accumulated depreciation	(84,547)	(121,061)

Total	$284,850	$279,868

6. Goodwill and Other Intangible Assets

Information regarding the Company’s goodwill and other intangible assets follows:

	2004			2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill	$308,237	$(1,412)	$306,825	$312,091	$(1,412)	$310,679
Trademarks	76,240	(953)	75,287	76,240	(953)	75,287
Amortizable intangible assets:
Non-compete	131	(115)	16	131	(131)	0
Patents	250	(58)	192	250	(75)	175

Total	$384,858	$(2,538)	$382,320	$388,712	$(2,571)	$386,141

The changes in the carrying amount of goodwill by business segment are as follows:

	FY2004			FY2005
	Reserve	Motive	Total	Reserve	Motive	Total
Balance at beginning of year	$161,348	$134,357	$295,705	$166,191	$140,634	$306,825
Goodwill adjustment for balances acquired in ESG acquisition	(3,491)	(2,901)	(6,392)	(3,503)	(2,994)	(6,497)
Goodwill adjusted for balances acquired in Yuasa, Inc. acquisition	(849)	—	(849)	45	(421)	(376)
Goodwill acquired in Japan acquisition	—	—	—	—	75	75
Goodwill acquired in Australia acquisition	—	—	—	—	310	310
Foreign currency translation gain	9,183	9,178	18,361	1,831	8,511	10,342

Balance at end of year	$166,191	$140,634	$306,825	$164,564	$146,115	$310,679

The goodwill adjustment of $(6,392) for fiscal 2004 is a reclassification to correct the income tax liability assumed in the acquisition of ESG. The goodwill adjustment of $(6,497) for fiscal 2005 is attributed to the reduction of certain liabilities accrued at the purchase date and the adjustment of deferred taxes associated with the acquisition.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

The Company estimated tax-deductible goodwill to be approximately $25,000 and $24,000 as of March 31, 2004 and 2005, respectively.

7. Other Assets

Other current assets consist of the following:

	March 31
	2004	2005
Nontrade receivables	$2,523	$1,726
Customer advance payments	—	1,587
Other	2,020	5,001

Total	$4,543	$8,314

Other assets consist of the following:

	March 31
	2004	2005
Rental batteries	$7,330	$9,535
Leases receivable	3,689	3,311
Deferred financing fees	9,363	6,546
Pension	8,431	9,276
Other	5,357	6,469

Total	$34,170	$35,137

8. Accrued Expenses

Accrued expenses consist of the following:

	2004	2005
Restructuring	$30,528	$11,528
Payroll and benefits	40,113	37,996
Warranty	23,280	22,786
Income taxes, currently payable	21,795	23,263
Accrued selling expenses	16,366	15,775
Pension and social security	7,017	4,869
Interest	599	1,842
Other	26,301	32,638

Total	$165,999	$150,697

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

9. Debt

In November 2000, the Company entered into a senior Credit Agreement with Morgan Stanley Senior Funding, Inc. and various lending institutions (Credit Agreement) containing a Tranche A Note for $40,000, a Tranche B Note for $110,000, and a Revolving Note for $50,000. In March 2002, an amendment to the Credit Agreement increased the amount available to $146,000 on the Tranche B Note and $57,000 on the Revolving Note. Quarterly principal payments on the Tranche A and B Notes began March 31, 2001 with final payments due on November 9, 2006 and November 9, 2008, respectively. The maturity date of the Revolving Note was November 9, 2006. Loans and other liabilities under the Credit Agreement were secured by substantially all United States assets of the Company. Borrowings under the Credit Agreement bore interest at a floating rate based, at the Company’s option, upon (i) a LIBOR rate plus an applicable percentage or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage. The applicable percentages (the credit spreads) were subject to change based on the ratio of the Company’s senior debt to EBITDA (all rates and terms are as defined in the Credit Agreement). In conjunction with the recapitalization in March 2004, the obligations under this Credit Agreement were paid in full and the Credit Agreement was terminated in March 2004.

In connection with the acquisition of ESG, the Company entered into a seller note agreement with Invensys of $100,000 at a fixed rate of 3.0275%, due March 31, 2010. In accordance with the terms of the seller note agreement, the Company issued two new notes in fiscal 2003 in lieu of paying semi-annual cash interest to Invensys for $1,211 and $1,570, respectively. The two new notes carried the same terms, conditions, interest rate, and maturity date as the original note. The notes were subordinate to the above Credit Agreement. The face values of the notes were discounted by the difference of the estimated market rate of 10.0% and 3.0275%. The estimated market rate of 10.0% was determined to be the rate of interest the Company would have incurred at that time for the issuance of subordinated notes. The discount amount of $38,552 and $0 at March 31, 2003 and 2004, respectively, was being accreted to the principal amount with the accretion being charged to interest expense over the period to its maturity. In conjunction with the Settlement Agreement with Invensys, these notes were paid in full in December 2003.

In connection with the acquisition of ESG, the Company assumed a $5,000 note payable to the prior owner of an acquired manufacturing plant in Mexico. The note was due on February 2, 2004, plus accrued interest at a one-year LIBOR rate (3.28% at March 31, 2005). In fiscal 2004, the Company paid $1,786 on the note and the balance is pending settlement of certain disputes. In fiscal 2005, the Company made payments totaling $230 on this note.

In December 2003, the Company entered into an agreement with Invensys (Settlement Agreement) under which the Company paid $94,100 for the repurchase of seller notes and warrants delivered to Invensys as part of the consideration for the acquisition of ESG and in settlement of other matters, primarily termination of a supply agreement. This transaction was funded by utilizing $43,100 of short-term investments, $19,000 from an accounts receivable financing facility (which was paid off and terminated on March 9, 2004), $7,000 additional Tranche B borrowing and $25,000 Revolving Note drawdown.

In March 2004, the Company paid a $270,000 cash payment to stockholders and certain members of management. In connection with the cash payment, on March 17, 2004, the Company terminated our previously existing senior credit facility and entered into a new $480,000 senior secured credit facility, which consists of a $380,000 term loan B and a $100,000 revolving credit line, and entered into a new $120,000 senior second lien term loan. The Company used the proceeds of the $500,000 in term loans to fund the cash payment in the amount of $270,000, repay all amounts then outstanding under the previously existing senior credit facility in the amount of $219,000, and pay transaction costs associated with the new credit facilities of $11,000. No amounts were borrowed under the revolving credit line in conjunction with the cash payments.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

The net proceeds from the IPO in July 2004 (as described in Note 1) were $139,232. The net proceeds and $1,696 of other corporate funds were used to prepay the entire principal, accrued interest and a $2,400 prepayment penalty on our senior second lien term loan ($123,015) and to prepay a portion ($17,913) of our $380,000 senior secured term loan B.

In August 2004, we amended our credit agreement and reduced our borrowing rates on the senior secured term loan B by 0.50%. The existing term loans ($361,137 plus accrued interest) were paid in full and simultaneously new term B loans of $365,000 were borrowed.

In March 2005, we amended our credit agreement to allow for the Company’s planned acquisition of the motive power battery business of FIAMM S.p.A. and the secured financing for such acquisition. Additionally, the amendment revised the senior secured leverage ratio for the Company’s next six quarters. See Note 25 for discussion of subsequent event.

The $365,000 senior secured term loan B is subject to a 0.25% quarterly principal amortization and matures on March 17, 2011. The $100,000 revolving credit line matures on March 17, 2009. Obligations under the credit facilities are secured by substantially all of our United States existing and hereafter acquired assets, including substantially all of the capital stock of all of our United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of our foreign subsidiaries that are owned by our United States companies. Borrowings under the credit agreements bear interest at a floating rate based, at our option, upon (i) a LIBOR rate plus an applicable percentage or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage. There is a provision that would require prepayment based upon certain excess cash flow amounts, as defined. There are no prepayment penalties on loans under the $480,000 senior secured credit facility.

As of March 31, 2004 and 2005, the Company had available under all its lines of credit approximately $124,600 and $125,400, respectively. Included in the March 31, 2004 and 2005 amounts are $24,600 and $26,200, respectively, of uncommitted lines of credit.

The effective borrowing rates for 2004 and 2005 were 5.0% and 4.9% respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

The following summarizes the Company’s long-term debt:

	March 31
	2003	2004	2005
New Term Loan B: Payable in quarterly installments of $913 through March 17, 2011, with the remaining balance due on March 17, 2001, bearing interest at 4.99% at March 31, 2005 (1)	$—	$—	$362,263
Term Loan B: Payable in quarterly installments through March 17, 2011, bearing interest at 3.59% at March 31, 2004, repaid on August 20, 2004	—	380,000	—
Second Lien term notes: Payable in a single installment on March 17, 2012, repaid on August 4, 2004	—	120,000	—
Tranche A: Payable in quarterly installments through November 9, 2008, refinanced on March 17, 2004	32,500	—	—
Tranche B: Payable in quarterly installments through November 9, 2008, refinanced on March 17, 2004	143,075	—	—
Mortgage loan payable in monthly installments through August 1, 2003, bearing interest at 3.00% per annum. Loan was secured by a mortgage lien interest in the Company’s corporate headquarters	92	—	—
Subordinated notes payable to Invensys of $102,781 and $0 at March 31, 2003 and 2004 face amounts, respectively, bearing interest at 3.0275% per annum, due in full March 31, 2010 (less unamortized discount of $38,552 and $0 as of March 31, 2003 and 2004, respectively, based on imputed interest rate of 10%).	64,229	—	—
Note payable, bearing interest at 1.46%, 1.47% and 3.28% at March 31, 2003, 2004 and 2005, respectively	5,000	3,214	2,984

Total debt	244,896	503,214	365,247
Less current portion	13,052	7,014	6,634

Total long-term debt	$231,844	$496,200	$358,613

(1)	LIBOR component on $128,000 swapped into fixed rates as discussed in Note 12.

The Company paid $15,686, $15,474 and $22,110, net of amounts capitalized, for interest during the fiscal years ended March 31, 2003, 2004 and 2005, respectively. Aggregate maturities of long-term debt are as follows:

2006	$6,634
2007	3,650
2008	3,650
2009	3,650
2010	3,650
Thereafter	344,013

$365,247

The Company’s financing agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions,

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, paying dividends and certain other actions. The Company is in compliance with all such covenants.

As of March 31, 2004 and 2005, the Company had $325 and $825, respectively, of standby letters of credit outstanding that reduced the borrowings available under the Revolving Note. As of March 31, 2004 and 2005, the Company had $0 and $3,564, respectively, of bank guarantees ($2,442 to be paid in fiscal 2006 and $1,122 to be paid in fiscal 2008) to acquire certain assets.

10. Leases

The Company’s future minimum lease payments under capital and operating leases that have noncancelable terms in excess of one year at March 31, 2005 are as follows:

	Capital Leases	Operating Leases
2006	$2,203	$10,596
2007	1,277	7,847
2008	856	4,392
2009	479	1,885
2010	296	1,086
Thereafter	38	239

Total minimum lease payments	5,149	$26,045

Amounts representing interest	650

Net minimum lease payments, including current portion of $1,755	$4,499

Rental expense was $17,491, $17,818 and $19,833 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively. Amortization of capitalized leased assets is included in depreciation expense. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

11. Other Liabilities

Other long-term liabilities consists of the following:

	March 31
	2004	2005
Pension and profit sharing obligation	$27,462	$20,981
Restructuring reserves	19,879	9,209
Claims settlement accrual	4,500	1,500
Swap liability	4,097	326
Deferred income	1,054	1,884
Minority interest	2,807	2,807
Other	3,205	4,112

Total	$63,004	$40,819

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

12. Derivative Financial Instruments

In February 2001, the Company entered into interest rate swap agreements to fix the interest rate on $60,000 of its floating-rate obligations at a rate of 5.59% per annum through February 22, 2006. In April and May 2004, the Company amended these agreements to extend the maturity to February 22, 2008, and reduce the fixed rate to 5.16% per annum beginning May 24, 2004. In accordance with SFAS No. 133, the interest rate swaps are considered perfectly effective against changes in the fair value of the underlying debt and, as a result, there is no need to periodically reassess the effectiveness during the term of the hedge. Cash flows related to the interest rate swap agreements are included in interest expense over the terms of the agreements.

The Company recorded unrealized (loss) gain on interest rate swaps of $(4,305), $1,452 and $3,771 for the fiscal years ended March 31, 2003, 2004 and 2005, respectively, that is included in other comprehensive loss. The estimated fair value of the Company’s interest rate swap agreements was a liability of $5,768, $4,316 and $545 at March 31, 2003, 2004 and 2005, respectively, as estimated based on quotes from market makers of these instruments. The Company recorded an expense of $2,341, $2,653 and $2,618 in fiscal 2003, 2004 and 2005, respectively, which was recorded as an increase in interest expense.

In conjunction with the February 2001 swap agreements, the Company entered into option agreements that gave the counterparties the right, exercisable on February 22, 2004, to swap a floating interest rate payment by the Company on a notional amount of $60,000 for the receipt by the Company of a fixed interest rate payment of 5.59%, for the two-year period from February 22, 2004 to February 22, 2006. The option agreements expired on February 22, 2004 and were not exercised by the counterparties. The Company had not designated the option agreements as hedge instruments, thus changes in the fair value of the agreements were recorded as adjustments to interest expense. The estimated fair value of the Company’s option agreements was a liability of $45 at March 31, 2003 and settled at March 31, 2004.

In April 2004, the Company entered into interest rate swap agreements to fix the interest rate on an additional $60,000 of its floating-rate obligations, beginning May 5, 2004, at a rate of 2.85% per annum in Year 1, 3.15% per annum in Year 2, 3.95% per annum in Year 3 and 4.75% per annum in Year 4. These agreements expire on May 5, 2008.

In August 2004, the Company entered into an interest rate swap agreement to fix the interest rate on an additional $8,000 of its floating-rate obligations, beginning November 5, 2004, at a rate of 2.85% per annum for half of Year 1, 3.15% per annum in Year 2, 3.95% per annum in Year 3 and 4.20% per annum in Year 4. These agreements expire on May 5, 2008.

During the fiscal year ending March 31, 2005, the Company entered into lead hedge contracts to fix the price of lead for lead purchases. In accordance with SFAS No. 133, the lead forward purchase contracts are considered perfectly effective against changes in the fair value of the underlying lead purchases and, as a result, there is no need to periodically reassess the effectiveness during the term of the hedges. Cash flows related to the lead forward purchase contracts are included in inventory. The fair value of open lead hedge contracts at March 31, 2005 was $785 and was recorded in other comprehensive income. The gain on the settlement of lead hedge contracts during fiscal 2005 was $4,425, a portion of which is recorded as a reduction of cost of goods sold and a portion of which was included in inventory at March 31, 2005.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

13. Income Taxes

Income tax (benefit) expense is composed of the following:

	Fiscal year ended March 31
	2003	2004	2005
Current:
Federal	$(1,147)	$—	$—
State	—	—	—
Foreign	5,123	9,597	7,452

Total current	3,976	9,597	7,452
Deferred:
Federal	2,473	(12,348)	6,270
State	120	77	979
Foreign	5,786	5,631	2,658

Total deferred	8,379	(6,640)	9,907

Income tax expense	$12,355	$2,957	$17,359

Earnings (loss) before income taxes consists of the following:

	Fiscal year ended March 31
	2003	2004	2005
United States	$1,161	$(44,778)	$6,225
Foreign	34,046	52,571	43,517

Earnings before income taxes	$35,207	$7,793	$49,742

Income taxes paid or (refunds) received by the Company for the fiscal years ended March 31, 2003, 2004 and 2005 were $3,830, $(3,083) and $9,133, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31
	2004	2005
Deferred tax assets:
Accounts receivable	$1,547	$1,452
Inventories	3,543	4,913
Other intangible assets	2,197	1,724
Plant and equipment	5,823	—
Net operating loss carryforwards	81,023	94,817
Accrued liabilities and restructuring expenses	21,314	17,037
Other noncurrent items	9,303	5,314

Gross deferred tax assets	124,750	125,257
Less valuation allowance	(74,109)	(78,084)

Total deferred tax assets	50,641	47,173

Deferred tax liabilities:
Inventories	167	1,034
Property, plant and equipment	30,197	33,863
Other intangible assets	29,389	31,326
Other noncurrent items	1,539	5,971

Total deferred tax liabilities	61,292	72,194

Net deferred tax assets (liabilities)	$(10,651)	$(25,021)

The Company has approximately $48,875 in United States federal net operating loss carryforwards that begin to expire in the year beginning 2023.

The Company has recorded a deferred tax asset of approximately $17,106 related to net operating loss carryforwards in the United States. The Company expects to fully realize these United States net operating loss carryforwards against reversing taxable temporary differences, implementing certain tax planning strategies, and projected future taxable income; therefore management has not recorded a valuation allowance against this amount.

The Company has certain temporary differences in the United States related to the ESG acquisition, the tax benefit of which is limited by Section 382 of the Internal Revenue Code. The Company has recorded a full valuation allowance against these deferred tax assets as it is more likely than not that these assets will not be realized in the future.

The net operating loss carryforwards at March 31, 2005 related to its foreign subsidiaries are approximately $176,069. Some of these net operating loss carryforwards have an unlimited life, while others expire at various times over the next twenty years. In addition, the Company also had approximately $93,342 of net operating loss carryforwards for state tax purposes that expire at various times over the next 20 years. The Company has recorded a valuation allowance for net deferred tax assets in certain foreign and state tax jurisdictions, primarily related to net operating loss carryforwards, due to the significant losses incurred in these tax jurisdictions. Approximately $66,895 of the March 31, 2005 valuation allowance would be allocated to reduce goodwill should

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

the Company subsequently recognize tax benefits for the related deferred tax assets. During the fiscal year ended March 31, 2005, the Company recorded tax benefits of $854 due to the utilization of net operating loss carryforwards in certain foreign subsidiaries.

A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31
	2003	2004	2005
United States statutory income tax (benefit) expense (at 35%)	$12,322	$2,728	$17,410
Increase (decrease) resulting from:
State income taxes, net of federal effect	120	50	636
Nondeductible expenses	359	1,293	1,837
Effect of foreign operations	(446)	(1,114)	(2,524)

Income tax expense	$12,355	$2,957	$17,359

At March 31, 2005, the Company has not recorded United States income or foreign withholding taxes on approximately $110,510 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts permanently invested overseas.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law in late 2004. The Act provides for a special one-time 85 percent dividends-received deduction, upon meeting certain criteria, on the repatriation of certain foreign earnings from controlled foreign corporations. The deduction is available to the Company through March 31, 2006. The Company is currently evaluating the provisions of the Act, and therefore is unable to reasonably estimate a range of amounts that are being considered for repatriation, or the related income tax effects, if any, at this time. The Company will continue to evaluate the provisions of the Act and expects to complete this analysis during the fiscal year ending March 31, 2006. The income tax effect, if any, of repatriating any foreign earnings will be recognized in the period in which the decision to repatriate is made.

14. Pension Plans

The Company provides pension benefits to substantially all eligible salaried and hourly employees. The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for these employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31		March 31
	2004	2005	2004	2005
Change in benefit obligation
Benefit obligation at the beginning of the year	$7,993	$8,339	$15,916	$22,233
Service cost	392	197	3,459	3,274
Interest cost	472	492	1,192	1,365
Benefits paid	(456)	(529)	(1,170)	(1,536)
Plan participants’ contributions	—	—	922	963
Change in assumptions	—	—	—	—
Change due to plan amendment	36	—	—	—
Experience (gain) loss	(98)	22	(155)	324
Foreign currency translation adjustment	—	—	2,069	1,058

Benefit obligation at the end of the period	$8,339	$8,521	$22,233	$27,681

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

	United States Plans		International Plans
	March 31		March 31
	2004	2005	2004	2005
Change in plan assets

Fair value of plan assets at the beginning of the period	$4,865	$5,771	$3,021	$7,679
Actual return on plan assets	1,330	224	369	1,339
Employer contributions	32	1,064	3,185	2,330
Plan participants’ Contributions	—	—	922	963
Benefits paid, inclusive of plan expenses	(456)	(529)	(252)	(1,076)
Foreign currency translation adjustments	—	—	433	240

Fair value of plan assets at the end of the period	$5,771	$6,530	$7,678	$11,475

Funded status (deficit)	$(2,568)	$(1,991)	$(14,555)	$(16,206)
Unrecognized net loss	2,426	2,638	65	856

Prepaid (accrued) benefit cost	$(142)	$647	$(14,490)	$(15,350)

Prepaid pension cost is included in other assets and accrued benefit liability is included in other liabilities.

Net periodic pension cost for 2003, 2004, and 2005 includes the following components:

	United States Plans			International Plans
	March 31			March 31
	2003	2004	2005	2003	2004	2005
Service Cost	$529	$392	$197	$1,970	$3,459	$3,274
Interest Cost	435	472	492	806	1,192	1,365
Actual loss (return) on plan assets	984	(1,330)	(224)	115	(369)	(1,339)
Amortization and deferral	(1,514)	1,099	(191)	—	9	12

Net periodic benefit cost	$434	$633	$274	$2,891	$4,291	$3,312

Significant assumptions used in accounting for the pension benefit plans are as follows:

	United States Plans			International Plans
	March 31			March 31
	2003	2004	2005	2004	2005
Discount rate	6.0%	6.0%	6.0%	4.8-6.0%	4.8-5.8%
Expected return on plan assets	9.0	9.0	9.0	7.0-7.8	6.0-7.8
Rate of compensation increase	N/A	N/A	N/A	2.0-4.0	2.0-4.0

The United States plans do not include compensation in the formula for determining the pension benefit as it is based solely on years of service.

The Company’s investment policy emphasizes a balanced approach to investing in securities of high quality and ready marketability. Investment flexibility is encouraged so as not to exclude opportunities available through a diversified investment strategy.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

Equity investments are maintained within a target range of 50%-70% of the total portfolio at market. Investments in debt securities include issues of various maturities, and the average quality rating of bonds should be investment grade with a minimum quality rating of “B” at the time of purchase.

The Company periodically reviews the asset allocation of its portfolio. The proportion committed to equities, debt securities and cash equivalents is a function of the values available in each category and risk considerations. The plan’s overall return will be compared to and expected to meet or exceed established benchmark funds and returns over a three to five year period.

The objectives of the Company’s investment strategies are: (a) the achievement of a reasonable long-term rate of total return consistent with an emphasis on preservation of capital and purchasing power, (b) stability of annual returns through a portfolio risk level which is appropriate to conservative accounts, and (c) reflective of our willingness to forgo significantly above-average rewards in order to minimize above-average risks. These objectives may not be met each year but should be attained over a reasonable period of time.

The Company expects to make cash contributions of approximately $3,200 to its pension plans in fiscal year 2006.

As a result of the ESG business combination, the Company has assumed a defined benefit plan in Germany. This plan has no assets and a benefit obligation of $13,660 and $14,538 as of March 31, 2004 and 2005, respectively. Other salary and hourly employees are provided benefits in accordance with governmental regulatory requirements.

The allocation of investments for the pension plans is as follows:

	United States March 31		International Plans March 31 2005
	2004	2005
Equity securities	67.5%	64.2%	62.3%
Debt securities	31.5	27.9	36.2
Cash equivalents	1.0	7.9	1.5

Total	100.0%	100.0%	100.0%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Pension Benefits
2006	$1,497
2007	1,559
2008	1,560
2009	1,621
2010	1,744
Years 2011-2015	11,205

During fiscal 2003 and 2004, the Company had a Defined Contribution Plan (the “401(k) Plan”) covering certain salaried employees. Under the 401(k) Plan, the Company contributed annually 4% of eligible employees’

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

salaries to a trust fund. In addition to the employer contribution, a salaried employee could make voluntary contributions to the plan of up to 75% of their salary (as of July 22, 2002). In addition, the Company was obligated to make additional matching contributions, to the extent of the employee’s participation in the plan, of 25% of the first 4% of the employee’s salary contributed by the employee. The 401(k) Plan also allowed the Company to make discretionary matching contributions.

Effective January 1, 2004, the Company amended the 401(k) Plan. The amended 401(k) Plan covers substantially all U.S. salaried and hourly employees except those covered by a union plan. All eligible employees of the amended 401(k) Plan receive a matching contribution of 100% of the first 4% of wages contributed and 50% of the next 2% of wages contributed for a total match of up to 5% by the Company. Employer expenses for the 401(k) plan for the fiscal years ended March 31, 2003, 2004 and 2005 were $1,817, $1,976 and $1,972, respectively.

15. Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (Preferred Stock). At March 31, 2005, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Shares at the time of issuance.

In connection with the Company’s acquisition of ESG in 2002, the Company issued 665,883 shares of Series A Convertible Preferred Stock (Series A Preferred Stock), which were, at the date of issuance, convertible into an equal number of shares of Common Stock. The holder of each share of Series A Preferred Stock was entitled to receive a cumulative dividend, in kind, at a rate of 7.5% compounded quarterly. At the option of the holder, each share of Series A Preferred Stock was convertible into one share of Common Stock plus an additional number of shares of Common Stock equal to the cumulative dividend as of the conversion date. The fair value of additional shares issuable upon conversion of the Series A Preferred Stock has been reflected as a preferred stock dividend. At March 31, 2004, the Series A Preferred Stock was convertible into 22,018,294 shares of common stock and that number was reserved for conversion. In the event of a dividend or distribution to holders of Common Stock, the holders of Series A Preferred Stock were entitled to receive an equivalent dividend or distribution based upon the amount of shares of common stock they would hold as if the holders had converted to common stock. No dividends or distributions were payable to holders of common stock unless all dividends to which holders of Series A Preferred Stock are entitled were paid in full.

Had the Company dissolved or liquidated prior to conversion, the holders of the Preferred Stock would had been entitled to an amount per share at least equal to the original amount at issuance plus the cumulative dividend as of the date of dissolution or liquidation ($327,677 at March 31, 2004). All of the Series A Preferred Stock were converted into 22,431,138 shares of Common Stock upon the Company’s initial public offering.

16. Stock Plans

Stock Incentive Plans

The Company maintains a management equity plan that reserves 7,113,611 shares of Common Stock for the grant of restricted shares, and various classes of nonqualified stock options. Options have been granted to employees under various plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest over a four-year period and become exercisable in annual installments over the vesting period. Options generally expire in 10 years.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

Pro forma information regarding net income required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of the options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2004	2005
Risk-free interest rate	5%	3%	5%
Dividend yield	0%	0%	0%
Expected life	7 years	7 years	7 years
Expected volatility	N/A	N/A	28.9%

As permitted under the provisions of SFAS No. 123 and based on the historical lack of a public market for the Company’s options, no factor for volatility has been reflected in the option-pricing calculation.

The following table summarizes the Company’s stock option activity in the years indicated:

	2003		2004		2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,715,162	$19.47	5,680,164	$19.52	6,983,601	$14.13
March 2004 adjustment to outstanding	—	N/A	854,865	N/A	—	N/A
Conversion of preferred stock options to common stock options at IPO	—	N/A	—	N/A	357,507	3.74
Granted	23,313	14.91	541,829	19.74	194,109	14.03
Exercised	—	—	—	—	(213,435)	9.40
Forfeited	(58,311)	14.91	(93,257)	14.91	(47,168)	18.95

Outstanding at end of year	5,680,164	19.52	6,983,601	14.13	7,274,614	13.72

Exercisable at end of year	5,680,164	17.94	4,011,273	14.26	7,070,989	13.73

Reserved for future grant at year-end	310,678		130,010		869,000

Fiscal 2005 options were granted with an exercise price that equals or was in excess of the estimated fair market value of a share of EnerSys common stock on the date of grant. The weighted average estimated fair market value of options that were granted in fiscal 2005 was $4.10.

Prior year option grants issued while the Company was a private company were issued at the fair value of the common stock that was estimated contemporaneously with the grants. Determining the fair value of the Company’s stock while it was private required making complex and subjective judgments. The Company’s approach to valuation was based upon a range of factors, including comparable company earning multiples, the illiquidity of the stock in a private company, and the Company’s performance and operating results at the time of the grant, among other items. There was inherent uncertainty in making these estimates.

During fiscal year 2005, 10,609 of preferred stock options outstanding, were converted into 357,507 common stock options. The additional preferred stock accretion in fiscal 2005 was 6,553 options. The approximate weighted average exercise price is $3.74 per share. These options are fully vested and expire on October 30, 2008.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

The Board of Directors approved certain adjustments to the outstanding options as well as the number of options available for grant under the stock incentive plans in response to the recapitalization transaction on March 17, 2004 (see Note 2). The adjustments included increasing the number of shares under option from 6,128,612 to 6,983,469, lowering the exercise prices of $14.98 to $10.82 and lowering the range of options with an exercise price of from $22.37–$28.07 to $16.24–$20.39. These adjustments consequently increased the aggregate number of shares or options to purchase shares that are authorized for issuance under the stock incentive plans from 6,258,686 to 7,113,611. All vesting and term provisions of each award remained unchanged. No compensation expense was recognized in connection with these adjustments since (i) the adjustments were executed in response to an equity restructuring and (ii) the modifications to the awards did not increase the aggregate intrinsic value of each award and did not reduce the per share ratio of the exercise price to the market value.

At the date of the IPO, the Management Equity Plan was eliminated and the 2004 Equity Incentive Plan (“EIP”) was established. A maximum of 1,000,000 shares of the Company’s common stock may be subject to awards under the EIP.

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.74	314,553	3.58	$3.74	314,553	$3.74
10.82	3,854,163	5.62	10.82	3,749,742	10.82
19.11	18,615	6.98	19.11	10,238	19.11
20.39	16,395	6.98	20.39	9,017	20.39
12.84	34,500	9.42	12.84	—	—
14.37	96,500	9.79	14.37	—	—
16.24	1,985,345	2.58	16.24	1,956,911	16.24
21.91	786,650	5.58	21.91	773,459	21.91
29.36	167,893	5.58	29.36	167,893	29.36

	7,274,614	4.72	$13.72	6,981,813	$13.72

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share (dollars in thousands, except per share data).

	March 31
	2003	2004	2005
Net earnings	$22,852	$4,836	$32,383
Series A convertible preferred stock dividends	24,057	24,689	8,155

Net (loss) earnings available to common stockholders	$(1,205)	$(19,853)	$24,228

Average common shares:
Basic (weighted-average outstanding shares)	11,014,421	11,014,421	36,416,358
Dilutive potential common shares from common and preferred stock options	—	—	630,339

Diluted (weighted-average outstanding shares)	11,014,421	11,014,421	37,046,697

Basic (loss) earnings per common share	$(0.11)	$(1.80)	$0.67

Diluted (loss) earnings per common share	$(0.11)	$(1.80)	$0.65

Antidilutive options and convertible preferred stock not included in the dilutive (loss) earnings per common share calculation	26,461,851	29,344,854	8,649,375

18. Commitments and Contingencies

The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows.

As a result of its operations, the Company is subject to various federal, state, local, and foreign environmental laws and regulations and is exposed to the costs and risks of handling, processing, storing, transporting, and disposing of hazardous substances, especially lead and acid. The Company’s operations are also subject to federal, state, local, and foreign occupational safety and health regulations, including laws and regulations relating to exposure to lead in the workplace.

The Company is involved in ongoing environmental issues at certain of its United States and foreign facilities. The Company currently has identified three potential environmental issues at our Manchester, United Kingdom battery facility and has established reserves of approximately $6,500 in accrued restructuring at March 31, 2005. The Company believes it is indemnified in whole or in part for some of these environmental matters. Based on information available at this time, management believes that its reserves are sufficient to satisfy its environmental liabilities.

In order to ensure a steady supply of lead and to hedge against large increases in cost, the Company has entered into contracts with suppliers for the purchase of lead. Each such contract is for a period not extending beyond one year. Under these contracts, the Company was committed at March 31, 2004 to purchase approximately 39 million pounds of lead for a total purchase price of $11,900. At March 31, 2005, the Company was committed to purchase approximately 2 million pounds of lead for a total purchase price of $660.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

19. Concentration of Credit Risk

Financial instruments that subject the Company to potential concentration of credit risk consist principally of trade accounts receivable and temporary cash investments. The Company places its temporary cash investments with various financial institutions and, generally, limits the amount of credit exposure to any one financial institution. Concentration of credit risk with respect to trade receivables is limited by a large, diversified customer base and its geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit, in certain circumstances.

20. Operations by Industry Segment and Geographic Area

The Company has the following two reportable business segments:

The Reserve Power segment manufactures batteries used to provide backup power for the continuous operation of critical systems during power disruptions. They include telecommunications and computer systems, such as process control and database systems.

The Motive Power segment manufactures batteries used to power mobile manufacturing, warehousing and other ground handling equipment, primarily industrial forklifts.

	Reserve Power	Motive Power	Other	Consolidated
Fiscal year ended March 31, 2003
Net sales	$426,900	$432,743	$—	$859,643
Operating earnings	31,079	24,139	(264)	54,954

Fiscal year ended March 31, 2004
Net sales	$480,006	$489,073	$—	$969,079
Operating earnings (loss)	38,544	36,836	(21,567)	53,813

Fiscal year ended March 31, 2005
Net sales	$510,506	$573,356	$—	$1,083,862
Operating earnings (loss)	36,793	39,810	(203)	76,400

Other represents restructuring expense and other special charges (see Note 22).

Many of the Company’s facilities manufacture products for both of the Company’s segments. Therefore, it is not practicable to disclose asset information on a segment basis.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

Summarized financial information related to geographic areas in which the Company operated at March 31, 2003, 2004 and 2005 and for each of the years then ended is show below.

	2003	2004	2005
Net sales
Europe	$434,493	$511,026	$568,837
Americas	392,003	408,836	449,997
Asia	33,147	49,217	65,028

Total	$859,643	$969,079	$1,083,862

Operating (loss) earnings
Europe	$26,811	$36,263	$32,091
Americas	24,860	34,813	38,749
Asia	5,712	4,305	5,763
Eliminations, special charges and other	(2,429)	(21,568)	(203)

Total	$54,954	$53,813	$76,400

Property, plant and equipment, net
Europe	$141,555	$156,470	$156,872
Americas	126,075	120,474	114,095
Asia	8,029	7,906	8,901

Total	$275,659	$284,850	$279,868

21. Warranty

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

Balance at April 1, 2003	$24,198
Current year provisions	16,176
Costs incurred	(17,125)

Balance at April 1, 2004	23,249
Current year provisions	14,453
Costs incurred	(14,916)

Balance at March 31, 2005	$22,786

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

22. Special Charges

The following is a summary of special charges:

	March 31
	2003	2004	2005
Uncompleted acquisition attempts	$—	$6,800	$—
Restructuring	—	2,295	—
Bonus and related payroll costs associated with recapitalization	—	12,052	—

Special charges—operating	—	21,147	—

Settlement agreement	—	24,405	—
Write-off of deferred financing costs	—	6,569	3,622
Prepayment penalty	—	—	2,400

Special charges—non-operating	—	30,974	6,022

Total special charges	$—	$52,121	$6,022

Special charges-operating for the fiscal year ended March 31, 2004 of $21,147 includes charges for uncompleted acquisitions (primarily legal and professional fees), plant closing costs related to the final settlement of labor matters relating to a North American plant closed in fiscal 2002 and a special bonus paid, including related payroll costs, in connection with the March 17, 2004 recapitalization transaction (see Note 2).

Special charges-non-operating for the fiscal year ended March 31, 2004 were $30,974, including $24,405 associated with the Settlement Agreement (see Note 9) that among other items, repaid seller notes and canceled stock warrants, all of which were attributable to the ESG acquisition; and deferred financing costs written off related to debt refinanced in the March 2004 recapitalization.

Special charges-non-operating for the fiscal year ended March 31, 2005 were $6,022 for the write-off of a portion of unamortized deferred finance costs and a prepayment penalty on the repayment of its senior secured lien term loan in connection with the IPO.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

For the fiscal year ended March 31, 2004, the Company recorded a provision of $6,386 primarily for legal costs, including a union settlement, associated with the closing of the North American facility and a reversal of $3,730 for unused reserves related to the reduction of product offerings, resulting in a net provision of $2,656 during the fiscal year ended March 31, 2004. The Company plans to sell the one remaining North American location and has estimated the sales value, net of costs to sell, at $1,000. As of March 31, 2005 this facility has not been sold and is included within other assets. This facility has been actively listed for sale since fiscal 2002, but remains unsold primarily due to its special purpose nature, size and location. As of March 31, 2005, the cumulative cash expenditures incurred to date were $20,438. For the fiscal year ended March 31, 2005, the Company recorded a provision of $715 for additional estimated environmental costs for the North American closed facility and $1,354 for additional estimated costs for exiting its former South American manufacturing operation. As of March 31, 2005, $4,766 of restructuring reserves remained, which represented environmental costs of $2,421, and exit costs of $2,345. A rollforward of this restructuring reserve is as follows:

Balance at March 31, 2003	$11,722
Current year provisions, net	2,656
Costs incurred	(2,315)

Balance at March 31, 2004	12,063
Current year provisions, net	2,069
Costs incurred	(9,366)

Balance at March 31, 2005	$4,766

Of this balance of $4,766, approximately $3,000 is anticipated to be incurred during fiscal 2006 and the remaining $1,766 is anticipated to be incurred in fiscal 2007.

23. Other Income, net

	March 31
	2003	2004	2005
Foreign exchange transaction gains	$(1,174)	$(3,965)	$(1,899)
Other (income) expense	809	(1,549)	(957)
Minority interest	(399)	217	217

Total	$(764)	$(5,297)	$(2,639)

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

24. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in fiscal 2005 ended on July 4, 2004, October 3, 2004, January 2, 2005, and March 31, 2005, respectively. The four fiscal quarters in fiscal 2004 ended on June 29, 2003, September 28, 2003, December 28, 2003, and March 31, 2004.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2004
Net sales	$218,265	$222,139	$253,296	$275,379	$969,079
Gross profit	52,556	57,276	64,036	72,386	246,254
Operating earnings	12,484	17,320	11,744	12,265	53,813
Net earnings (loss)	5,800	8,672	(10,399)	763	4,836
Series A convertible preferred stock dividends	5,643	5,731	5,844	7,471	24,689
Net earnings (loss) available to common stockholders	157	2,941	(16,243)	(6,708)	(19,853)
Net earnings (loss) per common share— basic	$0.01	$0.27	$(1.47)	$(0.61)	$(1.80)
Net earnings (loss) per common share— diluted	$0.01	$0.26	$(1.47)	$(0.61)	$(1.80)

Fiscal year ended March 31, 2005
Net sales	$263,261	$261,313	$273,707	$285,581	$1,083,862
Gross profit	66,718	61,121	60,365	67,211	255,415
Operating earnings	22,114	19,832	16,571	17,883	76,400
Net earnings	9,026	6,384	6,818	10,155	32,383
Series A convertible preferred stock dividends	8,155	—	—	—	8,155
Net earnings available to common stockholders	871	6,384	6,818	10,155	24,228
Net earnings per common share— basic	$0.08	$0.15	$0.15	$0.22	$0.67
Net earnings per common share— diluted	$0.08	$0.15	$0.14	$0.22	$0.65

The following reclasses to reflect gains and losses on disposals of fixed assets in operating earnings rather than other income, net were recorded for the quarters indicated:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Fiscal Year
Fiscal 2004
Operating earnings, decrease	$(5)	$(100)	$(209)		$(517)	$(831)
Other income, net	5	100	209		517	831

Fiscal 2005
Operating earnings, decrease	$(401)	$(58)	$(291)	$	N/A	$(750)
Other income, net	401	58	291		N/A	750

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2005

(In Thousands, Except Per Share Data)

During the third quarter of fiscal year 2004 the Company recorded special charges of $33,500 related to the settlement agreement with Invensys, costs associated with abandoned acquisitions and provisions for restructuring. During the fourth quarter of fiscal 2004 the Company recorded special charges of $18,621 related to the recapitalization transaction and during the second quarter of fiscal 2005 the Company recorded special charges of $6,022 related to a write-off of deferred finance costs and a prepayment penalty (see Note 22).

25. Subsequent Event

On June 1, 2005, the Company acquired the motive power battery business of FIAMM, S.p.A., which operates primarily in Europe. The cash purchase price for this acquisition was €25,000 (approximately $31,250). The acquisition was financed with proceeds from a €25,000 European term loan. The European term loan has amortizing payments and matures on June 30, 2011. Borrowings under the European term loan bear interest at a floating rate based upon a EURIBOR rate plus an applicable percentage.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference to the Company’s definitive proxy statement under the captions “Board of Directors” and “Executive Officers,” which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Company’s definitive proxy statement under the caption “Executive Compensation,” which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Company’s definitive proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information,” which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference to the Company’s definitive proxy statement under the caption “Certain Relationships and Related Transactions,” which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to the Company’s definitive proxy statement under the caption “Audit Committee Report,” which will be filed with the Commission not later than 120 days after the close of the fiscal year covered by this Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements on page A-47.

(2) Financial Statement Schedules

The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8. “Financial Statements and Supplementary Data:”): Schedule II—Valuation and Qualifying Accounts on page A-88.

All other schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

(b) The following documents are filed herewith as exhibits:

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

10.1	Credit Agreement, dated March 17, 2004, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Documentation Agent (incorporated by reference to Exhibit 10.9 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.2	First Amendment and Consent to Credit Agreement (File No. 001-32253) (incorporated by reference to Exhibit 10.28 to EnerSys’ Form 10-Q filed on September 9, 2004).

10.3	Second Amendment and Consent to Credit Agreement (filed herewith)

10.4	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.5	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.6	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.7	Second-Lien Credit Agreement, dated March 17, 2004, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Documentation Agent (incorporated by reference to Exhibit 10.13 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

Exhibit Number	Description of Exhibit
10.8	Second-Lien Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Second-Lien Collateral Agent (incorporated by reference to Exhibit 10.14 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Second-Lien Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Second-Lien Collateral Agent (incorporated by reference to Exhibit 10.15 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.10	Second-Lien Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.11	Intercreditor Agreement, dated March 17, 2004, by and among EnerSys, EnerSys Capital Inc. and Bank of America, N.A., in its capacity as Collateral Agent for the First-Lien Obligations and in its Capacity as Collateral Agent for the Second-Lien Obligations (incorporated by reference to Exhibit 10.17 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.12	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.13	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Michael T. Philion and letter of amendment thereto (incorporated by reference to Exhibit 10.3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.14	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John A. Shea and letter of amendment thereto (incorporated by reference to Exhibit 10.5 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.16	Directorship Agreement, dated January 8, 2002, between EnerSys, Inc. and Ray Kubis (incorporated by reference to Exhibit 10.7 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.17	Managing Directorship Agreement, dated January 8, 2002, between Hawker Belgium S.A. and Ray Kubis (incorporated by reference to Exhibit 10.8 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004

10.18	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and John D. Craig (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated April 13, 2005).

10.19	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and Michael T. Philion (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated April 13, 2005).

10.20	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and John A. Shea (incorporated by reference to Exhibit 10.4 to EnerSys’ Form 8-K dated April 13, 2005).

Exhibit Number		Description of Exhibit
10.21		Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and Richard W. Zuidema (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 8-K dated April 13, 2005).

10.22		Letter, dated April 13, 2005, amending the Directorship Agreement between Hawker Belgium S.A. and Raymond R. Kubis (incorporated by reference to Exhibit 10.5 to EnerSys’ Form 8-K dated April 13, 2005).

10.23		Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.24		Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.25		Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.26		Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.27		Trademark and Trade name License Agreement, dated June 10, 1991, by and between Exide Corporation and Yuasa Battery (America), Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 6, 2004).

10.28		Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

11.1	*	Statement regarding Computation of Per Share Earnings

21.1		Subsidiaries of the Registrant (filed herewith)

23.1		Consent of Ernst & Young LLP (filed herewith)

31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Information required to be presented in Exhibit 11 is provided in Note 17 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reading, Commonwealth of Pennsylvania, on June 20, 2005.

ENERSYS

By	/s/ JOHN D. CRAIG
John D. Craig Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose name appears below hereby appoints John D. Craig and Michael T. Philion and each of them, as his true and lawful agent, with full power of substitution and resubstitution, for him and in his, place or stead, in any and all capacities, to execute any and all amendments to the within annual report, and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN D. CRAIG John D. Craig	Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)	June 20, 2005

/s/ MICHAEL T. PHILION Michael T. Philion	Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	June 20, 2005

/s/ JEFFREY J. PETRICK Jeffrey J. Petrick	Vice President & Corporate Controller (Principal Accounting Officer)	June 20, 2005

/s/ HOWARD I. HOFFEN Howard I. Hoffen	Director	June 20, 2005

/s/ ERIC T. FRY Eric T. Fry	Director	June 20, 2005

/s/ MICHAEL C. HOFFMAN Michael C. Hoffman	Director	June 20, 2005

/s/ CHAD L. ELLIOTT Chad L. Elliott	Director	June 20, 2005

/s/ DENNIS S. MARLO Dennis S. Marlo	Director	June 20, 2005

/s/ JOHN F. LEHMAN John F. Lehman	Director	June 20, 2005

SCHEDULE II

EnerSys

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Other (1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2003	$5,554	$1,860	$(2,675)	$3,753	$8,492
Fiscal year ended March 31, 2004	$8,492	$849	$(1,825)	$(794)	$6,722
Fiscal year ended March 31, 2005	$6,722	$(441)	$(1,441)	$(131)	$4,709

Allowance for inventory valuation:
Fiscal year ended March 31, 2003	$12,396	$2,992	$(7,114)	$(319)	$7,955
Fiscal year ended March 31, 2004	$7,955	$5,148	$(4,542)	$2,334	$10,895
Fiscal year ended March 31, 2005	$10,895	$4,065	$(5,574)	$512	$9,898

Allowance for deferred income tax assets:
Fiscal year ended March 31, 2003	$49,782	$1,744	$—	$15,380	$66,906
Fiscal year ended March 31, 2004	$66,906	$4,415	$—	$2,788	$74,109
Fiscal year ended March 31, 2005	$74,109	$1,463	$—	$2,512	$78,084

(1)	Primarily the impact of currency changes as well as acquisitions of certain businesses.