Form 10-Q
period 2005-07-03
EnerSys
filed 2005-08-17
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO.

Common Stock outstanding at August 16, 2005: 46,198,795 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	July 3, 2005 (Unaudited)	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$9,972	$21,341
Accounts receivable, net	267,214	254,267
Inventories, net	166,137	146,047
Deferred taxes	22,113	21,175
Prepaid expenses	17,379	16,473
Other current assets	8,369	8,314

Total current assets	491,184	467,617

Property, plant, and equipment, net	283,777	279,868
Goodwill	310,350	310,679
Other intangible assets, net	75,883	75,462
Deferred taxes	24,577	25,998
Other	32,635	35,137

Total assets	$1,218,406	$1,194,761

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$4,047	$5,711
Current portion of long-term debt	6,634	6,634
Current portion of capital lease obligations	1,443	1,755
Accounts payable	129,892	117,944
Accrued expenses	157,866	150,697
Deferred taxes	2,372	2,699

Total current liabilities	302,254	285,440

Long-term debt	387,576	358,613
Capital lease obligations	2,182	2,744
Deferred taxes	67,212	69,495
Other liabilities	43,350	40,819

Total liabilities	802,574	757,111
Stockholders’ equity:
Common Stock, $0.01 par value, 135,000,000 shares authorized, and 46,198,795 shares issued and outstanding at July 3, 2005; 46,158,994 shares issued and outstanding at March 31, 2005	462	462
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	330,688	330,229
Retained earnings	32,303	23,544
Accumulated other comprehensive income	52,379	83,415

Total stockholders’ equity	415,832	437,650

Total liabilities and stockholders’ equity	$1,218,406	$1,194,761

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Operations (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three fiscal months ended
	July 3, 2005	July 4, 2004
Net sales	$303,842	$263,261
Cost of goods sold	237,300	196,543

Gross profit	66,542	66,718

Operating expenses	48,895	44,604

Operating earnings	17,647	22,114
Interest expense	5,817	7,439
Other (income) expense, net	(1,489)	317

Earnings before income taxes	13,319	14,358
Income tax expense	4,560	5,332

Net earnings	$8,759	$9,026
Series A convertible preferred stock dividends	—	8,155

Net earnings available to common shareholders	$8,759	$871

Net earnings per common share:
Basic	$0.19	$0.08

Diluted	$0.19	$0.08

Weighted-average shares of common stock outstanding:
Basic	46,166,709	11,014,421

Diluted	46,366,789	11,516,868

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Three fiscal months ended
	July 3, 2005	July 4, 2004
Cash flows from operating activities
Net earnings	$8,759	$9,026
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,696	10,178
Provision for doubtful accounts	162	165
Provision for deferred taxes, less amounts related to restructuring	(315)	(289)
Stock-based compensation	—	193
Loss on disposal of fixed assets	139	365
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(20,144)	(10,461)
Inventory	(12,440)	(7,152)
Prepaid expenses and other current assets	(2,766)	2,140
Other assets	870	165
Accounts payable	17,461	(10,939)
Accrued expenses	401	1,470
Other liabilities	(146)	(104)

Net cash provided by (used in) operating activities	2,677	(5,243)

Cash flows from investing activities
Capital expenditures	(8,535)	(7,776)
Acquisitions	(33,038)	—
Proceeds from disposal of property, plant, and equipment	102	3,506

Net cash used in investing activities	(41,471)	(4,270)

Cash flows from financing activities
Net (decrease) increase in short-term debt	(848)	7,653
Proceeds from the issuance of long-term debt	29,876	—
Payments of long-term debt	(913)	(990)
Payments of capital lease obligations, net	(535)	(527)
Exercise of stock options	430	—
Deferred financing costs	(321)	—

Net cash provided by financing activities	27,689	6,136

Effect of exchange rate changes on cash	(264)	(45)

Net decrease in cash	(11,369)	(3,422)
Cash and cash equivalents at beginning of period	21,341	17,207

Cash and cash equivalents at end of period	$9,972	$13,785

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Three fiscal months ended
	July 3, 2005	July 4, 2004
Net income	$8,759	$9,026
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(1,931)	978
Foreign currency translation adjustments	(29,105)	150

Total comprehensive (loss) income	$(22,277)	$10,154

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2005 Annual Report on Form 10-K (SEC File No. 001-32253) dated June 20, 2005.

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in fiscal 2006 end on July 3, 2005, October 2, 2005, January 1, 2006, and March 31, 2006, respectively. The four fiscal quarters in fiscal 2005 ended on July 4, 2004, October 3, 2004, January 2, 2005, and March 31, 2005.

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

NOTE 3: NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 in the first quarter of fiscal year 2007. The Company is in the process of reviewing SFAS 151 and has not determined the effects on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) in the first quarter of fiscal 2007. The Company is in the process of reviewing SFAS 123 and has not determined the effects on the consolidated financial statements.

NOTE 4: ACQUISITION

On June 1, 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. This strategic acquisition, which complements our existing European motive power business, has been accounted for as a purchase and has resulted in the recognition of $10,800 of goodwill in the Company’s financial statements.

The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair market value of the acquired assets and liabilities. The Company obtained this information during due diligence and through other sources. In the months after the closing, as the Company obtains additional information about these assets and liabilities, the estimates of fair market value will be refined and the allocation of purchase price will be adjusted. Examples of factors and information that the Company uses to refine the allocations include: tangible and intangible assets appraisals and cost data related to business integration. The only items considered for subsequent adjustment are items identified as of the acquisition date.

The following table summarizes the aggregate estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

Accounts receivable	$5,995
Inventory	14,465
Prepaid expenses and other assets	311
Property, plant and equipment	18,139
Goodwill	10,800
Accrued expenses	(12,034)
Other liabilities	(5,078)

Net cash consideration	$32,598

In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired business. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs related primarily to the business integration, anticipated at the date of the acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized.

NOTE 5: INVENTORIES

Inventories, net consist of:

	July 3, 2005	March 31, 2005
Raw Materials	$38,789	$34,710
Work-in-Process	44,714	39,628
Finished Goods	82,634	71,709

	$166,137	$146,047

Inventory reserves for obsolescence and other estimated losses were $10,481 and $9,898 at July 3, 2005 and March 31, 2005, respectively.

NOTE 6: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive

Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statement of Operations. The amount of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at July 3, 2005 and July 4, 2004, net of tax, was an unrecognized loss of approximately $1,763 and $1,600, respectively.

NOTE 7: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the first quarter of fiscal 2006 and 2005 were based on the estimated effective tax rates applicable for the full years ending March 31, 2006 and March 31, 2005, respectively, after giving effect to items specifically related to the interim periods. The first quarter 2006 effective income tax rate was 34.2%. The first quarter fiscal 2005 effective tax rate was 37.1% and, for the full fiscal 2005 year, the effective tax rate was 34.9%.

NOTE 8: WARRANTY

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

	Three fiscal months ended
	July 3, 2005	July 4, 2004
Balance at beginning of period	$22,786	$23,249
Current period provisions	4,282	3,560
Costs incurred	(3,774)	(3,425)

Balance at end of period	$23,294	$23,384

NOTE 9: RESTRUCTURING ACTIVITY

In fiscal year 2002, the ESG acquisition was completed (see Note 3 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K); and, in the first quarter of fiscal 2006, the FIAMM acquisition was completed (see Note 4 in this Form 10-Q). Estimates of restructuring actions are recorded at the time of the original acquisition accounting. Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price, typically by reducing recorded goodwill. Costs incurred in excess of the recorded accruals are expensed as incurred. A rollforward of this restructuring reserve is as follows:

	Three fiscal months ended
	July 3, 2005	July 4, 2004
Balance at beginning of period	$15,971	$38,344
Current accrual	9,000	—
Costs incurred	(1,691)	(4,441)
Foreign currency impact and other	(1,052)	(726)

Balance at end of period	$22,228	$33,177

The costs incurred in the three months ended July 3, 2005 related primarily to restructuring activity in our German facility. Since inception of these aggregate restructuring reserves, $36,755 of costs have been incurred.

During the fiscal year ended March 31, 2002, the Company also decided to close and downsize certain existing manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. This restructuring activity is more fully described in Notes 3 and 22 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K. A rollforward of this restructuring reserve is as follows:

	Three fiscal months ended
	July 3, 2005	July 4, 2004
Balance at beginning of period	$4,766	$12,063
Costs incurred	(550)	(345)

Balance at end of period	$4,216	$11,718

The costs incurred in the three months ended July 3, 2005 relate primarily to the closing of a manufacturing location. Since the inception of these aggregate reserves, $20,988 of costs have been incurred.

NOTE 10: DEBT

On June 15, 2005, the Company entered into a Euro 25,000 Credit Facility Agreement among EnerSys Holdings (Luxembourg S.a.r.l.), SanPaolo IMI S.p.A., as Facility Agent and lender, and Banca Intesa S.p.A., as lender (the “Euro Credit Agreement”). The proceeds from the Euro Credit Agreement were used to reduce the outstanding balance of the U.S. Credit Agreement that was utilized as bridge financing for the June 1, 2005 acquisition of the motive power battery business of FIAMM S.p.A. The Euro Credit Agreement matures on June 30, 2011 and is subject to quarterly principal amortization beginning March 31, 2007. Obligations under the Euro Credit Agreement are secured by a pledge of the shares of our Italian subsidiary and guaranty from EnerSys Capital Inc. Borrowings under the Euro Credit Agreement bear interest at a floating rate based upon a EURIBOR rate plus an applicable percentage. Company debt is more fully described in Note 9 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K.

NOTE 11: PENSIONS

The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans.

	United States Plans		International Plan
	Three fiscal months ended		Three fiscal months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Service cost	$51	$51	$720	$873
Interest cost	126	124	390	331
Expected return on plan assets	(144)	(143)	(238)	(153)
Amortization and deferral	41	37	—	—

Net periodic benefit cost	$74	$69	$872	$1,051

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plan
	Three fiscal months ended		Three fiscal months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Discount rate	6.0%	6.0%	2.5 – 6.0%	5.8 – 7.0%
Expected return on plan assets	9.0%	9.0%	6.0 – 7.8%	7.8%
Rate of compensation increase	N/A	N/A	1.0 – 4.0%	3.5 – 3.8%

NOTE 12: STOCK PLANS

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

	Three months ended
	July 3, 2005	July 4, 2004
Net income – as reported	$8,759	$871
Stock-based compensation expense included in net earnings, net of tax	—	122
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(105)	(692)

Net income – pro forma	$8,654	$301

Net income per common share – basic – as reported	$0.19	$0.08

Net income per common share – basic – pro forma	$0.19	$0.03

Net income per common share – diluted – as reported	$0.19	$0.08

Net income per common share – diluted – pro forma	$0.19	$0.03

Weighted average fair value of options granted during the period	$5.73	$2.00

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

NOTE 13: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share – diluted reflects the potential dilution that could occur if stock options were exercised. See Note 2 for description of the effect of IPO on shares outstanding. Weighted average common shares and common shares – diluted were as follows:

	Three months ended
	July 3, 2005	July 4, 2004
Weighted average shares of common stock outstanding	46,166,709	11,014,421
Assumed exercise of stock options, net of shares assumed reacquired	200,080	502,447

Weighted average common shares—diluted	46,366,789	11,516,868

At July 3, 2005 and July 4, 2004, there were 2,823,111 and 2,939,888, respectively, outstanding employee stock options that are out-of-the money and therefore were excluded from the calculation of the dilutive effect of employee stock options.

NOTE 14: COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation incidental to conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows (see Note 18 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K).

NOTE 15: BUSINESS SEGMENTS

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

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Other (1)	Consolidated
Three months ended July 3, 2005:
Net Sales	$136,273	$167,569	$—	$303,842
Operating earnings (loss)	$8,449	$9,212	$(14)	$17,647

Three months ended July 4, 2004:
Net Sales	$124,800	$138,461	$—	$263,261
Operating earnings (loss)	$11,127	$11,034	$(47)	$22,114

(1)	Other includes certain corporate services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys. EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2005 Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

NON-GAAP MEASURES

This report contains financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). EnerSys’ management uses non-GAAP measures in their analysis of the Company’s performance. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP to reflect changes in financial results associated with our IPO. Management believes presentations of financial measures reflecting these adjustments provide useful supplemental information in evaluating the operating results of our business. These disclosures should not be viewed as a substitute for net earnings determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

OVERVIEW

We are the world’s largest manufacturer, marketer and distributor of lead-acid industrial batteries. We also manufacture, market and distribute related products such as chargers, power equipment and battery accessories, and we provide related after-market and customer-support services for lead-acid industrial batteries. We market and sell our products globally to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and an internal sales force.

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

We evaluate business segment performance based primarily upon operating earnings. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) for the respective business segment or reporting location, to derive a primary working capital percentage ratio. Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount. Primary working capital was $303.5 million (yielding a primary working capital percentage of 25.0%) at July 3, 2005 and $282.4 million (yielding a primary working capital percentage ratio of 24.7%) at March 31, 2005. The FIAMM acquisition increased this ratio during the quarter with the additional primary working capital at the end of the quarter relating to only one month of net sales. Excluding the effect of the FIAMM acquisition, the primary working capital percentage at July 3, 2005 was 23.6%, a significant improvement from the percentage at March 31, 2005. We closely manage our level of working capital due to the significant impact it has on cash flow and, as a result, our level of debt. Lastly, on a consolidated basis, we review short- and long-term debt levels, on a daily basis, with corresponding leverage ratios monitored, primarily using debt to EBITDA ratios. EBITDA is a non-GAAP measure and is defined as earnings before interest, income taxes, depreciation and amortization.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with 21 manufacturing and assembly locations throughout the world. Over half of our net sales for the first quarter of fiscal 2006 and 2005 were generated outside of North America. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year.

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

Several of our competitors have experienced financial difficulties. As a result, we have been subjected to continual and significant pricing pressures over the past several years. We anticipate heightened competitive pricing pressure as Chinese and other foreign producers, able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control our costs and maintain our pricing. We estimate that selling price increases have resulted in the recovery of approximately 40%, on a cumulative basis for the last five fiscal quarters since the end of fiscal 2004, of the higher costs of commodities. Our business strategy has been highly focused on increasing our market share, tightly controlling capital expenditures and cash and reducing our costs.

RESULTS OF OPERATIONS

NET SALES

By segment

	Three months ended July 3, 2005		Three months ended July 4, 2004		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve power	$136.3	44.9%	$124.8	47.4%	$11.5	9.2%
Motive power	167.5	55.1	138.5	52.6	29.0	20.9

Total	$303.8	100.0%	$263.3	100.0%	$40.5	15.4%

By region

	Three months ended July 3, 2005		Three months ended July 4, 2004		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
America	$124.2	40.9%	$112.8	42.8%	$11.4	10.1%
Europe (1)	164.6	54.2	132.9	50.5	31.7	23.9
Asia	15.0	4.9	17.6	6.7	(2.6)	(14.8)

Total	$303.8	100.0%	$263.3	100.0%	$40.5	15.4%

(1)	Includes Europe, Middle East and Africa

Net sales, excluding the effect of foreign currency translation, increased 14.0% or $36.9 million in the first quarter of fiscal 2006 over the comparable period of 2005. The robust growth experienced in our Motive Power segment in the prior year continued into the first quarter of fiscal 2006. In addition, the impact of the increased sales from the FIAMM acquisition of approximately $7 million are reflected in the Motive Power segment in the first quarter of fiscal 2006. Our Reserve Power segment achieved a strong first quarter 2006 growth attributed primarily to sales of military batteries, which are part of our aerospace and defense product line.

Both the Americas and Europe regions results showed solid growth in the first quarter of fiscal 2006 compared to the comparable period of 2005. Our Asia sales in the first quarter of fiscal 2006 declined 14.8% in comparison to the first quarter of 2005 attributed to the loss of low margin volume. Our strategic focus for growth in Asia is on improving the mix of product sales that will generate higher operating margins.

GROSS PROFIT

	Three months ended July 3, 2005		Three months ended July 4, 2004		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross profit	$66.5	21.9%	$66.7	25.3%	$(0.2)	(0.3)%

Gross profit, excluding the effect of foreign currency translation, decreased 1.1% or $0.7 million in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005. Gross profit percentage of net sales declined 340 basis points in the first quarter of fiscal 2006 in comparison to the comparable period in fiscal 2005. The primary cause of the decline in gross profit is directly attributed to higher raw material costs and to a higher portion of lower margin sales in the Americas segment. Pricing recovery in certain areas continues to be challenging, particularly in the Reserve Power segment. We estimate that the cost of lead, our most significant raw material, decreased our gross profit by approximately $4.2 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. We continue to focus on cost savings initiatives and our lead hedging policy to help mitigate the rising cost of raw materials. Our sales initiatives will continue to focus on improving product mix to higher margin products and implementing sales price increases to offset raw material cost increases.

OPERATING EXPENSES

	Three months ended July 3, 2005		Three months ended July 4, 2004		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$48.9	16.1%	$44.6	16.9%	$4.3	9.6%

Operating expenses, excluding the effect of foreign currency translation, increased 8.2% or $3.7 million in the first quarter of fiscal 2006 over the comparable period of the prior year. Operating expenses as a percentage of net sales decreased 80 basis points in the first quarter of fiscal 2006 in comparison to the comparable period in fiscal 2005. We continue to focus on expense saving initiatives and to further leveraging the fixed components of our operating expenses. Included in the first quarter of fiscal 2006 operating expenses were public company expenses, primarily Sarbanes-Oxley expenses, of approximately $2.0 million and a $0.9 million favorable cash settlement attributable to a litigation matter.

Selling expenses, our main component of operating expenses, were 63.9% of total operating expenses in the first quarter of fiscal 2006 compared to 65.2% of total operating expenses in the first quarter of fiscal 2005.

OPERATING EARNINGS

	Three months ended July 3, 2005		Three months ended July 4, 2004		Increase
	In Millions	Percentage of Net Sales	In Millions	Percentage of Net Sales	In Millions	Percentage
Reserve power	$8.4	6.2%	$11.1	8.9%	$(2.7)	(24.3)%
Motive power	9.2	5.5	11.0	7.9	(1.8)	(16.4)

Total	$17.6	5.8%	$22.1	8.4%	$(4.5)	(20.4)%

Operating earnings, excluding the effect of foreign currency translation, decreased 19.0% or $4.2 million in the first quarter of fiscal 2006 in comparison to the first quarter of fiscal 2005. Operating earnings as a percentage of net sales decreased 260 basis points in the first quarter of fiscal 2006 in comparison to the first quarter of fiscal 2005. As discussed above, our operating earnings were significantly affected by higher raw material costs partially offset by selling price increases and our continuing cost savings programs.

INTEREST EXPENSE

Interest expense of $5.8 million in the first quarter of fiscal 2006 (net of interest income of $0.2 million) was $1.6 million lower than the $7.4 million in the first quarter of fiscal 2005. Our average debt outstanding in the first quarter of fiscal 2006 was $387.3 million compared to $514.7 in the first quarter of fiscal 2005. Our average interest rate incurred in the first quarter of fiscal 2006 was 5.28% compared to 4.98% in the first quarter of fiscal 2005. Included in first quarter fiscal 2006 and 2005 interest expense are non-cash charges of $0.4 million for deferred financing fees. The decrease in interest expense in the first quarter of fiscal 2006 is attributed primarily to the reduction in debt related to the Company’s IPO issuance in August 2004 and the one-half of one percent reduction in the new term loan B credit spread, partially offset by higher interest rates on variable rate borrowings in the first quarter of fiscal 2006 compared to the comparable period in fiscal 2005.

OTHER (INCOME) EXPENSE, NET

Other income of $1.5 million was recorded in the first quarter of fiscal 2006 compared to other expense of $0.3 million in the comparable period of fiscal 2005. This $1.8 million favorable change in the first quarter of fiscal 2006 is primarily attributed to $1.5 million of non-operating foreign currency net transaction gains on certain inter company debt instruments.

EARNINGS BEFORE INCOME TAXES

As a result of the above, earnings before income taxes decreased $1.0 million in the first quarter of fiscal 2006 compared to the comparable period of fiscal 2005. Earnings before income taxes as a percentage of sales decreased 110 basis points in the first quarter of fiscal 2006 in comparison to the first quarter of fiscal 2005.

INCOME TAX EXPENSE

The first quarter fiscal 2006 effective tax rate was 34.2% compared to 37.1% in the comparable period of fiscal 2005. This rate reduction is primarily due to a lower amount of foreign source income that is taxable in the United States in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS

As a result of the above, net earnings available to common shareholders in the first quarter of fiscal 2006 was $8.8 million (2.9% of net sales) compared to $0.9 million (0.3% of net sales) in the comparable period of fiscal 2005.

Net earnings per common share in the first quarter of fiscal 2006 were $0.19 (basic and diluted) compared to $0.08 (basic and diluted) in the comparable period of fiscal 2005.

NON-GAAP FINANCIAL MEASURES

Pro forma net earnings are calculated giving effect to the IPO as if it occurred as of the beginning of the pro forma periods presented. Pro forma basic and diluted weighted-average share amounts are calculated as of the IPO date. The following table provides additional information regarding certain non-GAAP measures.

	Three fiscal months ended
	July 3, 2005	July 4, 2004
	(in millions, except share and per share amounts)
Net earnings reconciliation:
As reported net earnings available to common shareholders	$8.8	$0.9
Pro forma adjustments (net of tax):
Interest expense	—	1.4	(1)
Series A convertible stock dividends	—	8.2
Total pro forma adjustments	—	9.6

Pro forma net earnings available to common shareholders	$8.8	$10.5

Basic shares reconciliation:
As reported basic weighted average shares	46,166,709	11,014,421
Pro forma adjustments:
Assumed beginning of fiscal 2005 year weighting	(221,150)	—
Preferred stock converted	—	22,431,138
New shares issued in IPO	—	12,500,000

Total pro forma adjustments	(221,150)	34,931,138
Pro forma basic weighted average shares	45,945,559	45,945,559

Diluted shares reconciliation:
As reported diluted weighted average shares	46,366,788	11,516,868
Pro forma adjustments:
Adjust dilutive options to IPO effective date	81,218	—
Preferred stock converted	—	22,431,138
New shares issued in IPO	—	12,500,000

Total pro forma adjustments	81,218	34,931,138
Pro forma diluted weighted average shares	46,448,006	46,448,006

Pro forma earnings per share
Basic	$0.19	$0.23
Diluted	$0.19	$0.23

Reported earnings per share
Basic	$0.19	$0.08
Diluted	$0.19	$0.08

(1)	Resulting from the assumed prepayment of debt from the IPO proceeds as if it occurred on April 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $2.7 million for the first three months of fiscal 2006, as compared to a use of cash of $5.2 million in the comparable period in fiscal 2005. This change was primarily due to a lower use of cash for primary working capital in the current quarter.

Investing activities used cash of $41.5 million for the first three months of fiscal 2006, as compared to cash used of $4.3 million in the comparable period in fiscal 2005. This change was primarily due to cash paid of $33.0 million for the FIAMM acquisition. Capital expenditures were $8.5 million in the first quarter of fiscal 2006, compared to $7.8 million in the first quarter of fiscal 2005.

Financing activities provided cash of $27.7 million in the first quarter of fiscal 2006, as compared to cash provided of $6.1 million in the comparable period of fiscal 2005. This change is primarily attributed to the new debt financing of €25.0 million (approximately $29.9 million) related to the FIAMM acquisition.

All obligations under our U.S. Credit Agreement are secured by, among other things, substantially all of our U.S. assets. All obligations under our Euro Credit Agreement are secured by a pledge of the shares of our Italian subsidiary and a guaranty of our subsidiary, EnerSys Capital Inc. Our U.S. and Euro Credit Agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions.

We currently are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our cash requirements. See Note 9 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K for the year ended March 31, 2005 for a detailed description of debt.

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

In August 2004, we entered into an interest rate swap agreement to fix interest rates on an additional $8.0 million of floating rate debt through May 5, 2008. The fixed rates per year began November 5, 2004, and are 2.85% during the first half of the year, 3.15% the second year, 3.95% the third year and 4.20% in the fourth year, which averages 3.64% for the three and one-half year period.

A 1% increase in U.S. LIBOR interest rates would increase interest expense by approximately $2.3 million.

We have a significant risk in our exposure to certain raw materials, which we estimate were approximately half of total cost of goods sold for the first three months of fiscal 2006 and 2005.

Our largest single raw material cost is lead, for which the cost remains volatile. To ensure a steady supply of lead and to mitigate against large increases in cost, we enter into contracts with our suppliers for the purchase of lead and forward purchase contracts with financial institutions to hedge the price of lead. Each contract is for a period not extending beyond one year. Under these contracts, we were committed to the purchase or the purchase price of the following amounts of lead:

Date	$’s (in millions)	# Pounds (in millions)	Average Cost/Pound	Approximate% of Lead Requirements (1)
July 3, 2005	$36.5	91.5	$0.40	23%
March 31, 2005	3.7	9.9	0.37	3%
July 4, 2004	21.8	67.0	0.33	21%

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in lead over our estimated cost in fiscal 2006 would increase our annual total cost of goods sold by approximately $17.0 million.

We are also exposed to foreign currency exchange rates. Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we enter into forward and option contracts with financial institutions. Each contract is for a period not extending beyond one year. As of July 3, 2005, March 31, 2005 and July 4, 2004, we had entered into a combination of $22.0 million, $0 and $0 forward and option contracts, respectively.

Based primarily on statistical currency correlations on the Company’s exposures in fiscal 2005, we are highly confident that the pretax effect on our annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $4 million in more than one year out of twenty years.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part 1, Item 1, Note 14, “Commitments and Contingencies,” for discussion of our legal proceedings.

Item 6. Exhibits

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to exhibit 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.2	2004 Securityholder Agreement (incorporated by reference to exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

10.1	Second Amendment and Consent to Credit Agreement (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 10-K dated June 20, 2005).

10.2	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and John D. Craig (incorporated by reference to Exhibit 10.18 to EnerSys’ Form 10-K dated June 20, 2005).

10.3	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and Michael T. Philion (incorporated by reference to Exhibit 10.19 to EnerSys’ Form 10-K dated June 20, 2005).

10.4	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and John A. Shea (incorporated by reference to Exhibit 10.20 to EnerSys’ Form 10-K dated June 20, 2005).

10.5	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and Richard W. Zuidema (incorporated by reference to Exhibit 10.21 to EnerSys’ Form 10-K dated June 20, 2005).

10.6	Letter, dated April 13, 2005, amending the Directorship Agreement between Hawker Belgium S.A. and Raymond R. Kubis (incorporated by reference to Exhibit 10.22 to EnerSys’ Form 10-K dated June 20, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: August 17, 2005

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to exhibit 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.2	2004 Securityholder Agreement (incorporated by reference to exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

10.1	Second Amendment and Consent to Credit Agreement (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 10-K dated June 20, 2005).

10.2	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and John D. Craig (incorporated by reference to Exhibit 10.18 to EnerSys’ Form 10-K dated June 20, 2005).

10.3	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and Michael T. Philion (incorporated by reference to Exhibit 10.19 to EnerSys’ Form 10-K dated June 20, 2005).

10.4	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and John A. Shea (incorporated by reference to Exhibit 10.20 to EnerSys’ Form 10-K dated June 20, 2005).

10.5	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and Richard W. Zuidema (incorporated by reference to Exhibit 10.21 to EnerSys’ Form 10-K dated June 20, 2005).

10.6	Letter, dated April 13, 2005, amending the Directorship Agreement between Hawker Belgium S.A. and Raymond R. Kubis (incorporated by reference to Exhibit 10.22 to EnerSys’ Form 10-K dated June 20, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.