Form 10-Q
period 2005-10-02
EnerSys
filed 2005-11-15
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  YES     ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐  YES     ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐  YES     ☒  NO

Common Stock outstanding at November 9, 2005: 46,235,332 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	October 2, 2005 (Unaudited)	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$12,026	$21,341
Accounts receivable, net	272,448	254,267
Inventories, net	164,040	146,047
Deferred taxes	22,167	21,175
Prepaid expenses	13,718	16,473
Other current assets	11,052	8,314

Total current assets	495,451	467,617

Property, plant, and equipment, net	280,586	279,868
Goodwill	311,709	310,679
Other intangible assets, net	81,006	75,462
Deferred taxes	24,593	25,998
Other	31,623	35,137

Total assets	$1,224,968	$1,194,761

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$5,313	$5,711
Current portion of long-term debt	6,667	6,634
Current portion of capital lease obligations	1,600	1,755
Accounts payable	127,072	117,944
Accrued expenses	154,201	150,697
Deferred taxes	3,140	2,699

Total current liabilities	297,993	285,440

Long-term debt	387,003	358,613
Capital lease obligations	2,271	2,744
Deferred taxes	67,938	69,495
Other liabilities	42,162	40,819

Total liabilities	797,367	757,111

Stockholders’ equity:
Common Stock, $0.01 par value, 135,000,000 shares authorized, and 46,235,332 shares issued and outstanding at October 2, 2005; 46,158,994 shares issued and outstanding at March 31, 2005	462	462
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	331,104	330,229
Retained earnings	34,823	23,544
Accumulated other comprehensive income	61,212	83,415

Total stockholders’ equity	427,601	437,650

Total liabilities and stockholders’ equity	$1,224,968	$1,194,761

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Fiscal quarters ended
	October 2, 2005	October 3, 2004
Net sales	$304,432	$261,313
Cost of goods sold	240,233	200,192

Gross profit	64,199	61,121

Operating expenses	48,344	41,289
Restructuring charge	5,979	—

Operating earnings	9,876	19,832
Interest expense	6,306	5,855
Special charge relating to the IPO	—	6,022
Other (income) expense, net	(122)	(1,455)

Earnings before income taxes	3,692	9,410
Income tax expense	1,172	3,026

Net earnings	$2,520	$6,384
Series A convertible preferred stock dividends	—	—

Net earnings available to common shareholders	$2,520	$6,384

Net earnings per common share:
Basic	$0.05	$0.15

Diluted	$0.05	$0.15

Weighted-average shares of common stock outstanding:
Basic	46,214,469	42,648,856

Diluted	46,900,296	43,211,763

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six fiscal months ended
	October 2, 2005	October 3, 2004
Net sales	$608,274	$524,574
Cost of goods sold	477,533	396,735

Gross profit	130,741	127,839

Operating expenses	97,239	85,893
Restructuring charge	5,979	—

Operating earnings	27,523	41,946
Interest expense	12,122	13,294
Special charge relating to the IPO	—	6,022
Other (income) expense, net	(1,611)	(1,139)

Earnings before income taxes	17,012	23,769
Income tax expense	5,733	8,358

Net earnings	$11,279	$15,411
Series A convertible preferred stock dividends	—	(8,155)

Net earnings available to common shareholders	$11,279	$7,256

Net earnings per common share:
Basic	$0.24	$0.27

Diluted	$0.24	$0.27

Weighted-average shares of common stock outstanding:
Basic	46,190,589	26,831,638

Diluted	46,632,505	27,364,315

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Six fiscal months ended
	October 2, 2005	October 3, 2004
Cash flows from operating activities
Net earnings	$11,279	$15,411
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring and special charges	5,649	3,622
Depreciation and amortization	21,319	20,414
Provision for doubtful accounts	472	347
Provision for deferred taxes, less amounts related to restructuring	(312)	(317)
Stock-based compensation	—	210
Loss on disposal of fixed assets	210	477
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(22,083)	(3,186)
Inventory	(12,374)	(8,522)
Prepaid expenses and other current assets	569	5,344
Other assets	1,670	1,106
Accounts payable	13,492	(14,137)
Accrued expenses	(6,901)	(16,469)
Other liabilities	(43)	(3,191)

Net cash provided by operating activities	12,947	1,109

Cash flows from investing activities
Capital expenditures	(18,629)	(14,784)
Acquisitions	(32,973)	(1,046)
Proceeds from disposal of property, plant, and equipment	808	3,546

Net cash used in investing activities	(50,794)	(12,284)

Cash flows from financing activities
Net increase in short-term debt	466	7,842
Proceeds from the issuance of long-term debt	29,876	3,863
Payments of long-term debt	(1,851)	(139,880)
Payments of capital lease obligations, net	(326)	(1,071)
Net proceeds from initial public offering	—	139,232
Exercise of stock options	826	—
Deferred financing costs	(320)	(528)

Net cash provided by financing activities	28,671	9,458

Effect of exchange rate changes on cash	(139)	177

Net decrease in cash	(9,315)	(1,540)
Cash and cash equivalents at beginning of period	21,341	17,207

Cash and cash equivalents at end of period	$12,026	$15,667

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Fiscal quarters ended		Six fiscal months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net income	$2,520	$6,384	$11,279	$15,411
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivative instruments	3,188	704	1,257	1,682
Foreign currency translation adjustments	5,645	2,103	(23,460)	2,252

Total comprehensive (loss) income	$11,353	$9,191	$(10,924)	$19,345

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes SFAS No. 123 and APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company is required to adopt the provisions of SFAS 123(R) by April 1, 2006. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or modified prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented.

The Company is currently evaluating the requirements of SFAS 123(R) and expects to use the Black-Scholes option-pricing model to value all of its unvested stock options and the modified-prospective method in applying the requirements of SFAS No. 123(R) beginning April 1, 2006. The Company expects that adoption of SFAS No. 123(R) may have a material impact on the Company’s consolidated financial position and results of operations. The Company has not yet determined the effect of applying these methods.

NOTE 4: ACQUISITION

On June 1, 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. This strategic acquisition, which complements our existing European motive power business, has been accounted for as a purchase and has resulted in the recognition of $10,017 of goodwill in the Company’s financial statements.

The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and liabilities. The Company obtained this information during due diligence and through other sources. In the months after the closing, as the Company obtains additional information about these assets and liabilities, the estimates of fair value will be refined and the allocation of purchase price will be adjusted. Examples of factors and information that the Company uses to refine the allocations include tangible and intangible asset appraisals and cost data related to business integration. The only items considered for subsequent adjustment are items identified as of the acquisition date.

The following table summarizes the aggregate current estimated fair values of assets acquired and liabilities assumed at the date of the acquisition:

Accounts receivable	$6,529
Inventory	12,052
Prepaid expenses and other assets	215
Property, plant and equipment	14,798
Goodwill	10,017
Other intangibles	5,366
Accrued expenses	(11,487)
Other liabilities	(4,956)

Net cash consideration	$32,534

In connection with the acquisition, the Company formulated a plan for the integration of the acquired business. This process began during the due diligence process and will conclude within twelve months of the acquisition. The Company accrues estimates for certain costs related primarily to the business integration, anticipated at the date of the acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as additional information becomes available.

NOTE 5: INVENTORIES

Inventories, net consist of:

	October 2, 2005	March 31, 2005
Raw Materials	$38,113	$34,710
Work-in-Process	44,250	39,628
Finished Goods	81,677	71,709

	$164,040	$146,047

Inventory reserves for obsolescence and other estimated losses were $10,957 and $9,898 at October 2, 2005, and March 31, 2005, respectively.

NOTE 6: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statement of Operations. The amount of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at October 2, 2005, and October 3, 2004, net of tax, was an unrecognized gain of approximately $1,426 and unrecognized loss of approximately $895, respectively.

NOTE 7: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the second quarter and for the six fiscal months ended October 2, 2005, and October 3, 2004, were based on the estimated effective tax rates applicable for the full years ending March 31, 2006, and March 31, 2005, respectively, after giving effect to items specifically related to the interim periods. The second quarter and year-to-date fiscal 2006 effective income tax rates were 31.7% and 33.7%, respectively. The second quarter and year-to-date fiscal 2005 effective tax rates were 32.2% and 35.2%, respectively.

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

	Fiscal quarters ended		Six fiscal months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Balance at beginning of period	$23,294	$23,384	$22,786	$23,249
Current period provisions	3,424	4,318	7,706	7,878
Costs incurred	(2,259)	(3,593)	(6,033)	(7,018)

Balance at end of period	$24,459	$24,109	$24,459	$24,109

NOTE 9: RESTRUCTURING ACTIVITY

Restructuring charges reflect the cost reduction programs currently being implemented by the Company. These include the closing of facilities and the termination of employees. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges. Asset write-downs are principally related to buildings, equipment, or inventory that will not be used subsequent to the completion of restructuring plans, and cannot be sold for amounts in excess of carrying value.

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain existing manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. This restructuring activity is more fully described in Notes 3 and 22 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K. Costs incurred for this activity were $1,635 during the second quarter and $2,185 for the first six months of fiscal 2006. These costs related to ongoing expenses of closing two manufacturing locations. As of October 2, 2005, the reserve balance is $2,581, a small portion of which we expect to spend in the next year and the balance (primarily related to environmental costs) at an indeterminate time in the future.

During the second quarter of fiscal 2006, a restructuring charge of $5,979 (the majority of which relates to the Motive Power segment) was incurred to cover estimated costs in Europe of staff reductions, exiting of a product line, and closing several ancillary locations. The charge comprised $4,569 as a restructuring accrual and $1,410 for a non-cash write-off, primarily of machinery and equipment. Anticipated termination costs for 112 employees (primarily in selling and distribution) are $3,198, of which $330 was incurred in the second quarter for the reduction of 20 employees. Anticipated costs for closing certain locations (primarily lease costs) are $1,371. As of October 2, 2005, this reserve balance is $4,239, which we anticipate spending primarily during the second half of fiscal year 2006.

A rollforward of these restructuring reserves is as follows:

	Six fiscal months ended
	October 2, 2005	October 3, 2004
Balance at beginning of period	$4,766	$12,063
Current accrual	4,569	—
Costs incurred	(2,515)	(8,581)

Balance at end of period	$6,820	$3,482

Since the inception of these aggregate reserves, $22,953 of costs have been incurred.

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

During the first half of fiscal 2006, the Company incurred costs of $2,467 (related to the reserves established in fiscal year 2002) primarily for employee termination payments in Germany. The balance of this reserve at October 2, 2005, is $12,563, of which we anticipate spending approximately half during the next 18 months (primarily for employee termination payments and the cancellation of the Germany steam plant contract) and the balance (primarily related to environmental costs) at an indeterminate time in the future.

During the first half of fiscal 2006, the estimated reserve for restructuring activity related to the FIAMM acquisition was established at $9,000 (in the first fiscal quarter) and reduced by $3,445 in the second fiscal quarter. The current estimated total costs of $5,555 include $2,661 related to the termination of 102 manufacturing, selling and distribution employees, and the balance of $2,894 for plant and warehouse closure costs, including lease terminations. During the second quarter of fiscal 2006, the Company incurred costs of $1,070, of which $233 was for the termination of 6 employees and the balance primarily for other closure costs in our Italian and U.K. facilities. The balance of this reserve at October 2, 2005, is $4,485, which we anticipate spending primarily during the second half of fiscal year 2006.

A rollforward of these restructuring reserves is as follows:

	Six fiscal months ended
	October 2, 2005	October 3, 2004
Balance at beginning of period	$15,971	$38,344
Current accrual	9,000	—
Current adjustment to accrual	(3,445)	—
Costs incurred	(3,537)	(8,584)
Foreign currency impact and other	(941)	(514)

Balance at end of period	$17,048	$29,246

Since inception of these aggregate restructuring reserves, $38,601 of costs have been incurred.

NOTE 10: DEBT

On June 15, 2005, the Company entered into a Euro 25,000 Credit Facility Agreement among EnerSys Holdings (Luxembourg), S.a.r.l., SanPaolo IMI S.p.A., as Facility Agent and lender, and Banca Intesa S.p.A., as lender (the “Euro Credit Agreement”). The proceeds from the Euro Credit Agreement were used to reduce the outstanding balance of the U.S. Credit Agreement that was utilized as bridge financing for the June 1, 2005, acquisition of the motive power battery business of FIAMM S.p.A. The Euro Credit Agreement matures on June 30, 2011, and is subject to quarterly principal amortization beginning March 31, 2007. Obligations under the Euro Credit Agreement are secured by a pledge of the shares of our Italian subsidiary and guaranty from EnerSys Capital Inc., a subsidiary of the Company. Borrowings under the Euro Credit Agreement bear interest at a floating rate based upon a EURIBOR rate plus an applicable percentage. Company debt is more fully described in Note 9 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K.

NOTE 11: PENSIONS

The following table presents the components of the Company’s net periodic benefit cost related to its defined benefit pension plans. Certain reclassifications have been made to the prior year disclosures to conform to the current year presentation.

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Service cost	$51	$47	$989	$1,030
Interest cost	126	123	416	353
Expected return on plan assets	(144)	(133)	(242)	(164)
Amortization and deferral	41	32	—	—

Net periodic benefit cost	$74	$69	$1,163	$1,219

	United States Plans		International Plans
	Six fiscal months ended		Six fiscal months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Service cost	$103	$98	$1,709	$1,965
Interest cost	253	247	806	691
Expected return on plan assets	(288)	(276)	(480)	(317)
Amortization and deferral	80	69	—	—

Net periodic benefit cost	$148	$138	$2,035	$2,339

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Six fiscal months ended		Six fiscal months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Discount rate	6.0%	6.0%	2.5-5.75%	5.8-7.0%
Expected return on plan assets	9.0%	9.0%	6.0-7.75%	7.8%
Rate of compensation increase	N/A	N/A	1.0-4.0%	2.5-3.8%

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

	Fiscal quarters ended		Six fiscal months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net earnings available to common shareholders – as reported	$2,520	$6,384	$11,279	$7,256
Stock-based compensation expense included in net earnings, net of tax	—	11	—	136
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(105)	(647)	(210)	(1,285)

Net earnings available to common shareholders – pro forma	$2,415	$5,748	$11,069	$6,107

Net earnings per common share – basic – as reported	$0.05	$0.15	$0.24	$0.27
Net earnings per common share – basic – pro forma	$0.05	$0.13	$0.24	$0.23
Net earnings per common share – diluted – as reported	$0.05	$0.15	$0.24	$0.27
Net earnings per common share – diluted – pro forma	$0.05	$0.13	$0.24	$0.22

Weighted average fair value of options granted during the period	$6.20	N/A	$6.07	$2.00

NOTE 13: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share – diluted reflects the potential dilution that could occur if stock options were exercised. See Note 2 for description of the effect of IPO on shares outstanding. Weighted average common shares and common shares – diluted were as follows:

	Fiscal quarters ended		Six fiscal months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Weighted average shares of common stock outstanding	46,214,469	42,648,856	46,190,589	26,831,638
Assumed exercise of stock options, net of shares assumed reacquired	685,827	562,907	441,916	532,677

Weighted average common shares - diluted	46,900,296	43,211,763	46,632,505	27,364,315

At October 2, 2005, and October 3, 2004, there were 2,768,551 and 3,077,538, respectively, outstanding employee stock options that are out-of-the money and therefore were excluded from the calculation of the dilutive effect of employee stock options.

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

NOTE 15: BUSINESS SEGMENTS

The Company has the following two reportable business segments:

The Reserve Power segment manufactures batteries used to provide backup power for the continuous operation of critical systems during power disruptions. They include telecommunications and computer systems, such as process control and database systems. This segment also includes aerospace and defense applications including battery power systems for combat vehicles, commercial and military aircraft, and submarines.

The Motive Power segment manufactures batteries used to power mobile manufacturing, warehousing and other ground handling equipment, primarily electric industrial forklift trucks.

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Other (1)	Consolidated
Fiscal quarter ended October 2, 2005:
Net Sales	$139,976	$164,456	$—	$304,432
Operating earnings (loss)	$7,687	$2,265	$(76)	$9,876

Fiscal quarter ended October 3, 2004:
Net Sales	$129,251	$132,062	$—	$261,313
Operating earnings (loss)	$9,812	$10,093	$(73)	$19,832

	Reserve Power	Motive Power	Other (1)	Consolidated
Six fiscal months ended October 2, 2005:
Net Sales	$276,249	$332,025	$—	$608,274
Operating earnings (loss)	$16,136	$11,477	$(90)	$27,523

Six fiscal months ended October 3, 2004:
Net Sales	$254,051	$270,523	$—	$524,574
Operating earnings (loss)	$20,940	$21,127	$(121)	$41,946

(1)	Other includes certain corporate services.

NOTE 16: SUBSEQUENT EVENTS

On October 11, 2005, the Company completed the acquisition of Gerate- und Akkumulatorwerk Zwickau GmbH (GAZ). The total purchase price for this transaction was approximately €3,000 (including assumed debt) and was financed using existing EnerSys credit facilities. GAZ is a producer of specialty nickel-based batteries utilized primarily in the energy, rail, telecommunications and uninterruptible power supply (UPS) industries worldwide. GAZ, based in Zwickau, Germany, had sales of approximately €8,000 (approximately $9,000) for its year ending December 31, 2004.

In October 2005, we entered into interest rate swap agreements to fix interest rates on an additional $75,000 of floating rate debt through December 22, 2010. The fixed rates per year begin December 22, 2005, and are 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year, which averages 4.82% for the five-year period.

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

We have two business segments: reserve power and motive power. Net sales classifications by segment are as follows:

•	Reserve power batteries are used to provide backup power for the continuous operation of critical systems during power disruptions. They include telecommunications and computer systems, such as process control and database systems. This segment also includes aerospace and defense applications including battery power systems for combat vehicles, commercial and military aircraft, and submarines.

•	Motive power batteries are used to power mobile manufacturing, warehousing and other ground handling equipment, primarily electric industrial forklift trucks.

We evaluate business segment performance based primarily upon operating earnings. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) for the respective business segment or reporting location, to derive a primary working capital percentage ratio. Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount. Primary working capital was $309.4 million (yielding a primary working capital percentage of 25.4%) at October 2, 2005 and $282.4 million (yielding a primary working capital percentage ratio of 24.7%) at March 31, 2005. The increase in the percentage as of October 2, 2005 versus that of March 31, 2005 was due primarily to an increase in accounts receivable, relative to sales, in all geographic regions. We closely manage our level of working capital due to the significant impact it has on cash flow and, as a result, our level of debt. Lastly, on a consolidated basis, we review short- and long-term debt levels, on a daily basis, with corresponding leverage ratios monitored, primarily using debt to EBITDA ratios. EBITDA is a non-GAAP measure and is defined as earnings before interest, income taxes, depreciation and amortization.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with 21 manufacturing and assembly locations throughout the world. Over half of our net sales for the second quarter of fiscal 2006 and 2005 were generated outside of North America. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year.

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

Several of our competitors have experienced financial difficulties. As a result, we have been subjected to continual and significant pricing pressures over the past several years. We anticipate heightened competitive pricing pressure as Chinese and other foreign producers, able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control our costs and maintain our pricing. We estimate that selling price increases have resulted in the recovery of approximately 40%, on a cumulative basis for the last six fiscal quarters since the end of fiscal 2004, of the higher costs of commodities. Our business strategy has been highly focused on increasing our market share, tightly controlling capital expenditures and cash, and reducing our costs.

RESULTS OF OPERATIONS

NET SALES

By segment

	Fiscal quarter ended October 2, 2005		Fiscal quarter ended October 3, 2004		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve power	$140.0	46.0%	$129.3	49.5%	$10.7	8.3%
Motive power	164.4	54.0	132.0	50.5	32.4	24.5

Total	$304.4	100.0%	$261.3	100.0%	$43.1	16.5%

	Six fiscal months ended October 2, 2005		Six fiscal months ended October 3, 2004		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve power	$276.3	45.4%	$254.1	48.4%	$22.2	8.7%
Motive power	332.0	54.6	270.5	51.6	61.5	22.7

Total	$608.3	100.0%	$524.6	100.0%	$83.7	16.0%

By region

	Fiscal quarter ended October 2, 2005		Fiscal quarter ended October 3, 2004		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$128.6	42.2%	$109.7	42.0%	$18.9	17.2%
Europe (1)	157.6	51.8	135.0	51.6	22.6	16.7
Asia	18.2	6.0	16.6	6.4	1.6	9.6

Total	$304.4	100.0%	$261.3	100.0%	$43.1	16.5%

	Six fiscal months ended October 2, 2005		Six fiscal months ended October 3, 2004		Increase/(Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$252.8	41.6%	$222.4	42.4%	$30.4	13.7%
Europe (1)	322.3	53.0	267.9	51.1	54.4	20.3
Asia	33.2	5.4	34.3	6.5	(1.1)	(3.2)

Total	$608.3	100.0%	$524.6	100.0%	$83.7	16.0%

(1)	Includes Europe, Middle East and Africa

Net sales increased 16.5% in the second quarter and 16.0% in the first half of fiscal 2006 over the comparable periods of fiscal 2005. Excluding the effect of foreign currency translation, net sales increased 16.2% or $42.4 million in the second quarter and 15.1% or $79.3 million year-to-date of fiscal 2006 over the comparable periods of 2005. The strong growth experienced in our Motive Power segment in the prior year continued into the first six months of fiscal 2006. In addition, the impact of the increased sales from the FIAMM acquisition of approximately $17 million is reflected in the Motive Power segment in the second quarter of fiscal 2006 and $24 million for the first six months of fiscal 2006. Our Reserve Power segment achieved a solid second quarter and first six months of growth in fiscal 2006 primarily due to strong sales of military batteries and improving sales trends for both telecom and UPS battery markets.

Both the Americas and Europe regions results showed solid growth in the second quarter and first six months of fiscal 2006 compared to the comparable periods of 2005. Our Asia sales in the second quarter of fiscal 2006 increased 9.6% in comparison to the second quarter of fiscal 2005. However, our Asia sales in the first six months of fiscal 2006 decreased 3.2% in comparison to the first six months of fiscal 2005 as a result of unusually weak telecom battery sales in the first quarter of fiscal 2006 coupled with a greater focus for growth in Asia by improving the mix of our sales to higher margin end markets.

GROSS PROFIT

	Fiscal quarter ended October 2, 2005		Fiscal quarter ended October 3, 2004		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross profit	$64.2	21.1%	$61.1	23.4%	$3.1	5.1%

	Six fiscal months ended October 2, 2005		Six fiscal months ended October 3, 2004		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross profit	$130.7	21.5%	$127.8	24.4%	$2.9	2.3%

Gross profit increased 5.1% in the second quarter and 2.3% in the first half of fiscal 2006 compared to fiscal 2005. Gross profit, excluding the effect of foreign currency translation, increased 4.9% or $3.0 million in the second quarter and 1.8% or $2.3 million year-to-date in fiscal 2006 over the comparable periods of fiscal 2005. Gross profit percentage of net sales declined 230 basis points in the second quarter and 290 basis points year-to-date of fiscal 2006 in comparison to the comparable periods of fiscal 2005. The primary cause of the decline in gross profit margin is attributed to higher raw material costs. Pricing recovery in certain areas continues to be challenging, particularly in the Reserve Power segment. We estimate that the cost of lead, our most significant raw material, decreased our gross profit by approximately $10 million in the second quarter and $15 million year-to-date in fiscal 2006 over the comparable periods of fiscal 2005. We continue to focus on cost savings initiatives and our lead hedging policy to help mitigate the rising cost of raw materials. Our sales initiatives will continue to focus on improving product mix to higher margin products and implementing sales price increases to offset raw material cost increases.

OPERATING EXPENSES

	Fiscal quarter ended October 2, 2005		Fiscal quarter ended October 3, 2004		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$48.3	15.9%	$41.3	15.8%	$7.0	16.9%

	Six fiscal months ended October 2, 2005		Six fiscal months ended October 3, 2004		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$97.2	16.0%	$85.9	16.4%	$11.3	13.2%

Operating expenses increased 16.9% in the second quarter and 13.2% in the second half of fiscal 2006 over the comparable fiscal 2005 periods. Operating expenses, excluding the effect of foreign currency translation, increased 17.0% or $7.0 million in the second quarter and 12.5% or $10.7 million year-to-date in fiscal 2006 over the comparable periods of fiscal 2005. Operating expenses as a percentage of net sales increased 10 basis points in the second quarter of fiscal 2006 in comparison to the comparable period in fiscal 2005, even as we continued to experience significant new public company costs relative to the prior year. We continue to focus on expense saving initiatives and on further leveraging the fixed components of our operating expenses. Included in the second quarter and year-to-date of fiscal 2006 operating expenses were public company expenses, primarily those related to compliance with Sarbanes-Oxley legislation, of approximately $1.6 million and $3.6 million, respectively.

Selling expenses, our main component of operating expenses, were 64.8% and 64.4% of total operating expenses in the second quarter and year-to-date of fiscal 2006 compared to 68.2% and 66.6% of total operating expenses in the second quarter and year-to-date of fiscal 2005.

RESTRUCTURING CHARGE

During the second quarter of fiscal 2006, the Company incurred a restructuring charge of $6.0 million, primarily for severance costs related to staff reductions and other restructuring activities in Europe as discussed in Note 9 to the Consolidated Financial Statements in this report.

OPERATING EARNINGS

	Fiscal quarter ended October 2, 2005		Fiscal quarter ended October 3, 2004		Increase/(Decrease)
	In Millions	Percentage of Net Sales	In Millions	Percentage of Net Sales	In Millions	Percentage
Reserve power	$7.7	5.5%	$9.8	7.6%	$(2.1)	(21.4)%
Motive power	2.3	1.4	10.1	7.7	(7.8)	(77.2)
Other	(0.1)	—	(0.1)	—	—	—

Total	$9.9	3.3%	$19.8	7.6%	$(9.9)	(50.0)%

	Six fiscal months ended October 2, 2005		Six fiscal months ended October 3, 2004		Increase/(Decrease)
	In Millions	Percentage of Net Sales	In Millions	Percentage of Net Sales	In Millions	Percentage
Reserve power	$16.1	5.8%	$20.9	8.2%	$(4.8)	(23.0)%
Motive power	11.5	3.5	21.1	7.8	(9.6)	(45.5)
Other	(0.1)	—	(0.1)	—	—	—

Total	$27.5	4.5%	$41.9	8.0%	$(14.4)	(34.4)%

Operating earnings decreased 50.0% in the second quarter and 34.4% in the first half of fiscal 2006 compared to fiscal 2005. Excluding the effect of foreign currency translation, operating earnings decreased 50.3% or $10.0 million in the second quarter and 33.8% or $14.2 million year-to-date in fiscal 2006 over the comparable periods of fiscal 2005. Excluding the second quarter of fiscal 2006 restructuring charge, operating earnings were $15.9 million in the second quarter, a decrease of 19.7%, and were 5.2% of net sales. For the year-to-date period, operating earnings (excluding the restructuring charge) were $33.5 million, a decrease of 20.0%, and were 5.5% of net sales. As discussed above, our operating earnings were significantly affected by higher raw material costs and the restructuring charge, partially offset by selling price increases and our continuing cost savings programs.

INTEREST EXPENSE

Interest expense of $6.3 million in the second quarter of fiscal 2006 was $0.4 million higher than in the second quarter of fiscal 2005. Our average debt outstanding was $421.9 million for the second quarter of fiscal 2006 as compared to $442.8 million for the second quarter of fiscal 2005. Our average interest rate incurred in the second quarter of fiscal 2006 was 5.52% compared to 4.78% in the second quarter of fiscal 2005. Included in the second quarter of fiscal 2006 and 2005 interest expense are non-cash charges of $0.4 and $0.3 million, respectively, for deferred financing fees. The increase in interest expense in the second quarter of fiscal 2006 is attributed primarily to higher interest rates on variable rate borrowings in the second quarter of fiscal 2006 compared to the comparable period in fiscal 2005 and the increased indebtedness from the June 2005 FIAMM acquisition, partially offset by the impact of the reduction in debt related to the Company’s IPO issuance in August 2004.

Interest expense of $12.1 million year-to-date of fiscal 2006 (net of interest income of $0.2 million) was $1.2 million lower than year-to-date of fiscal 2005. Our average debt outstanding was $409.6 million for year-to-date of fiscal 2006 as compared to $479.5 million for year-to-date of fiscal 2005. Our average interest rate incurred in year-to-date of fiscal 2006 was 5.47% compared to 4.89% in year-to-date of fiscal 2005. Included in the year-to-date of fiscal 2006 and 2005 interest expense are non-cash charges of $0.7 million for deferred financing fees. The decrease in interest expense year-to-date of fiscal 2006 is attributed primarily to the reduction in debt related to the Company’s IPO issuance in August 2004 and a reduction of interest expense associated with customary employee benefit plans in Europe, partially offset by higher interest rates on variable rate borrowings in year-to-date of fiscal 2006 compared to the comparable period in fiscal 2005 and the increased indebtedness from the June 2005 FIAMM acquisition.

OTHER (INCOME) EXPENSE, NET

Other income of $0.1 million was recorded in the second quarter of fiscal 2006 compared to other income of $1.5 million in the comparable period of fiscal 2005. This $1.4 million reduction in the second quarter of fiscal 2005 is primarily attributed to reduced foreign currency net transaction gains on certain debt instruments.

Other income of $1.6 million was recorded year-to-date in fiscal 2006 compared to other income of $1.1 million in the comparable period of fiscal 2005. This $0.5 million increase in year-to-date fiscal 2006 is primarily attributed to an increase in foreign currency net transaction gains on certain debt instruments in the first quarter of fiscal 2006.

EARNINGS BEFORE INCOME TAXES

As a result of the items discussed above, earnings before income taxes decreased $5.7 million in the second quarter and $6.8 million year-to-date of fiscal 2006 compared to the comparable periods in fiscal 2005. These reductions were primarily due to the effects of higher raw material costs, partially offset by selling price increases and cost savings programs.

INCOME TAX EXPENSE

The second quarter and year-to-date fiscal 2006 effective tax rates were 31.7% and 33.7%, respectively, compared to 32.2% and 35.2%, respectively, in the comparable periods in fiscal 2005. These rate reductions are primarily due to a change in the mix of earnings among our various legal entities in multiple foreign jurisdictions, which resulted in a higher proportion of our consolidated earnings being in tax jurisdictions with tax rates lower than our previous global averages.

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS

As a result of the items discussed above, second quarter fiscal 2006 net earnings of $2.5 million (0.8% of net sales) were below the second quarter fiscal 2005 net earnings of $6.4 million (2.4% of net sales) by $3.9 million or 60.9%. Year-to-date fiscal 2006 net earnings of $11.3 million (1.9% of net sales) were below year-to-date fiscal 2005 net earnings of $15.4 million (2.9% of net sales) by $4.1 million or 26.6%. These reductions were primarily due to continued higher raw material costs incurred during fiscal 2006 versus the comparable periods in fiscal 2005, partially offset by selling price increases and cost savings.

Net earnings per common share in the second quarter of fiscal 2006 (both for basic and diluted) decreased to $0.05 from $0.15 in the second fiscal quarter of 2005. Net earnings per common share (both for basic and diluted) for year-to-date fiscal 2006 decreased to $0.24 from $0.27 year-to-date fiscal 2005.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

This report contains financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). EnerSys’ management uses non-GAAP measures in their analysis of the Company’s performance. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP to reflect changes in financial results associated with our IPO and our restructuring initiatives. Management believes presentations of financial measures reflecting these adjustments provide important supplemental measurement information in evaluating the operating results of our business as distinct from results that include items that are not indicative of ongoing operating results; in particular, the charges that the Company incurs as a result of restructuring activities associated with our acquisitions. Because these charges are incurred as a result of an acquisition, they are not a valid measure of the performance of our underlying business and accordingly they are non-recurring in nature. These disclosures have limitations as an analytical tool, should not be viewed as a substitute for net earnings determined in accordance with GAAP, should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this pro forma supplemental information will be helpful in understanding the Company’s ongoing operating results. This supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to net earnings determined in accordance with GAAP.

Pro forma net earnings are calculated giving effect to the IPO as if it occurred as of the beginning of the pro forma periods presented, and excluding restructuring and special charges. Pro forma basic and diluted weighted-average share amounts are calculated as of the IPO date for the fiscal 2005 periods. The following tables provide additional information regarding certain non-GAAP measures.

	Fiscal quarters ended
	October 2, 2005	October 3, 2004
	(in millions, except share and per share amounts)
Net earnings reconciliation
As reported net earnings available to common shareholders	$2.5	$6.4
Pro forma adjustments (net of tax):
Interest expense	—	0.5	(1)
Restructuring and special charges	4.1	3.9

Total pro forma adjustments	4.1	4.4
Pro forma net earnings available to common shareholders	$6.6	$10.8

Basic shares reconciliation
As reported basic weighted average shares	46,214,469	42,648,856
Pro forma adjustments:
Assumed beginning of fiscal 2005 year weighting	—	3,296,703

Pro forma basic weighted average shares	46,214,469	45,945,559

Diluted shares reconciliation
As reported diluted weighted average shares	46,900,296	43,211,763
Pro forma adjustments:
Adjust dilutive options to IPO effective date	—	(60,460)
Assumed beginning of fiscal 2005 year weighting	—	3,296,703

Total pro forma adjustments	—	3,236,243

Pro forma diluted weighted average shares	46,900,296	46,448,006

Pro forma earnings per share:
Basic	$0.14	$0.23
Diluted	$0.14	$0.23
Reported earnings per share:
Basic	$0.05	$0.15
Diluted	$0.05	$0.15

(1)	Resulting from the net additional debt (adjusted for the assumed prepayment of debt associated with the March 2004 recapitalization) as if it occurred as of April 1, 2004.

	Six fiscal months ended
	October 2, 2005	October 3, 2004
	(in millions, except share and per share amounts)
Net earnings reconciliation
As reported net earnings available to common shareholders	$11.3	$7.3
Pro forma adjustments (net of tax):
Interest expense	—	1.9	(1)
Restructuring and special charges	4.1	3.9
Series A convertible stock dividends	—	8.2

Total pro forma adjustments	4.1	14.0
Pro forma net earnings available to common shareholders	$15.4	$21.3

Basic shares reconciliation
As reported basic weighted average shares	46,190,589	26,831,638
Pro forma adjustments:
Assumed beginning of fiscal 2005 year weighting	—	19,113,921

Pro forma basic weighted average shares	46,190,589	45,945,559

Diluted shares reconciliation
As reported diluted weighted average shares	46,632,505	27,364,315
Pro forma adjustments:
Adjust dilutive options to IPO effective date	—	(30,230)
Assumed beginning of fiscal 2005 year weighting	—	19,113,921

Total pro forma adjustments	—	19,083,691

Pro forma diluted weighted average shares	46,632,505	46,448,006

Pro forma earnings per share:
Basic	$0.33	$0.46
Diluted	$0.33	$0.46
Reported earnings per share:
Basic	$0.24	$0.27
Diluted	$0.24	$0.27

(1)	Resulting from the net additional debt (adjusted for the assumed prepayment of debt associated with the March 2004 recapitalization) as if it occurred as of April 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $12.9 million for the six fiscal months ended October 2, 2005, and $1.1 million in the comparable period in fiscal 2005. This increase was due primarily to a $4.9 million reduction of cash used for primary working capital and reduced spending for restructuring of $11.1 million in the first six fiscal months of 2006 compared to fiscal 2005.

Investing activities used cash of $50.8 million for the six fiscal months ended October 2, 2005, compared to cash used of $12.3 million in the comparable period in fiscal 2005. This change was primarily due to cash paid of $33.0 million for the FIAMM acquisition. Capital expenditures were $3.8 million higher in the year-to-date fiscal 2006 period compared to fiscal 2005. The higher level of capital spending was primarily related to selected capacity expansion and new products.

Financing activities provided cash of $28.7 million year-to-date fiscal 2006, as compared to cash provided of $9.5 million in the comparable period of fiscal 2005. This change is primarily attributed to the new debt financing of €25.0 million (approximately $29.9 million) related to the FIAMM acquisition.

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

We currently are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our cash requirements. See Note 9 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K for the year ended March 31, 2005, for a detailed description of debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EnerSys’ cash flows and earnings are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and raw material costs. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. EnerSys’ policy does not permit speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

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

In April 2004, we entered into interest rate swap agreements to fix interest rates on an additional $60.0 million of floating rate debt through May 5, 2008. The fixed rates per year began May 5, 2004, and are 2.85% during the first year, 3.15% the second year, 3.95% the third year, and 4.75% in the fourth year, which averages 3.68% for the four-year period.

In October 2005, subsequent to the end of the second quarter of fiscal 2006, we entered into interest rate swap agreements to fix interest rates on an additional $75.0 million of floating rate debt through December 22, 2010. The fixed rates per year begin December 22, 2005, and are 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year, which averages 4.82% for the five-year period.

A 1% increase in U.S. LIBOR interest rates would increase interest expense by approximately $1.6 million.

We have a significant risk in our exposure to certain raw materials, which we estimate were approximately half of total cost of goods sold for the first six months of fiscal 2006 and 2005.

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

Date	$’s (in millions)	# Pounds (in millions)	Average Cost/Pound	Approximate % of Lead Purchases (1)
October 2, 2005	$27.5	69.2	$0.40	18%
March 31, 2005	8.0	21.1	0.38	6%
October 3, 2004	34.2	97.6	0.35	28%

(1)	Based on estimated annual purchases for the period then ended.

As of October 2, 2005, through a combination of lead hedges and our ongoing tolling programs, coupled with the effect of our FIFO accounting method, we have approximately 70% of our remaining lead purchase requirements that will impact our income statement for the 2nd half of fiscal 2006, covered at approximately $0.40/lb.

We estimate that a 10% increase in lead over our estimated cost in fiscal 2006 would increase our annual total cost of goods sold by approximately $17.0 million.

We are also exposed to foreign currency exchange rates. Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into forward contracts with financial institutions. Each contract is for a period not extending beyond one year. As of October 2, 2005, March 31, 2005 and October 3, 2004, we had entered into a total of $49.8 million, $0 and $0 forward contracts, respectively.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Part 1, Item 1, Note 14, “Commitments and Contingencies,” for discussion of our legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Registrant was held on July 21, 2005.

(b) The following directors were elected at the meeting: Eric T. Fry, Dennis S. Marlo, and John F. Lehman. Directors whose term of office continued after the meeting include: John D. Craig, Chad L. Elliott, Howard I. Hoffen, and Michael C. Hoffman.

(c) The following matters were voted on at the Annual Meeting:

1. Election of Directors

	Number of Votes Cast
Name of Director	For	Against or Withheld	Abstentions	Broker Non-Votes
Eric T. Fry	31,939,123	6,973,454	—	—
Dennis S. Marlo	37,699,557	1,213,020	—	—
John F. Lehman	37,699,557	1,213,020	—	—

2. Ratification of the appointment of Ernst & Young LLP as independent auditor for the Registrant for the fiscal year ending March 31, 2006.

	Number of Votes Cast
	For	Against or Withheld	Abstentions	Broker Non-Votes
	38,864,662	45,205	2,710	—

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ MICHAEL T. PHILION
Michael T. Philion
Executive Vice President-Finance and
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: November 15, 2005

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.