Form 10-Q
period 2006-01-01
EnerSys
filed 2006-02-15
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32253

EnerSys

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State of Incorporation)	(I.R.S. Employer Identification No.)

2366 Bernville Road

Reading, Pennsylvania 19605

(Address of principal executive offices)

Telephone Number: 610-208-1991

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). ☐ YES ☒ NO

Common Stock outstanding at February 10, 2006: 46,551,357 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	January 1, 2006 (Unaudited)	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$11,317	$21,341
Accounts receivable, net	284,564	254,267
Inventories, net	162,569	146,047
Deferred taxes	23,144	21,175
Prepaid expenses	15,889	16,473
Other current assets	10,374	8,314

Total current assets	507,857	467,617

Property, plant, and equipment, net	279,832	279,868
Goodwill	311,452	310,679
Other intangible assets, net	80,665	75,462
Deferred taxes	24,735	25,998
Other	28,955	35,137

Total assets	$1,233,496	$1,194,761

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$9,896	$5,711
Current portion of long-term debt	7,001	6,634
Current portion of capital lease obligations	1,632	1,755
Accounts payable	132,480	117,944
Accrued expenses	153,267	150,697
Deferred taxes	3,371	2,699

Total current liabilities	307,647	285,440

Long-term debt	385,554	358,613
Capital lease obligations	2,024	2,744
Deferred taxes	68,951	69,495
Other liabilities	40,360	40,819

Total liabilities	804,536	757,111

Stockholders’ equity:
Common Stock, $0.01 par value, 135,000,000 shares authorized, and 46,491,218 shares issued and outstanding at January 1, 2006; 46,158,994 shares issued and outstanding at March 31, 2005	465	462
Additional paid-in capital	334,365	330,229
Unearned stock grant compensation	(2,923)	—
Retained earnings	42,590	23,544
Accumulated other comprehensive income	54,463	83,415

Total stockholders’ equity	428,960	437,650

Total liabilities and stockholders’ equity	$1,233,496	$1,194,761

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Fiscal quarters ended
	January 1, 2006	January 2, 2005
Net sales	$321,793	$273,707
Cost of goods sold	252,209	213,342

Gross profit	69,584	60,365
Operating expenses	49,891	43,794
Restructuring and other charges	2,574	—

Operating earnings	17,119	16,571
Interest expense	6,353	5,145
Other (income) expense, net	(194)	909

Earnings before income taxes	10,960	10,517
Income tax expense	3,193	3,699

Net earnings available to common shareholders	$7,767	$6,818

Net earnings per common share:
Basic	$0.17	$0.15

Diluted	$0.17	$0.14

Weighted-average shares of common stock outstanding:
Basic	46,249,384	45,954,336

Diluted	46,949,052	46,681,392

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Nine fiscal months ended
	January 1, 2006	January 2, 2005
Net sales	$930,067	$798,281
Cost of goods sold	729,742	610,077

Gross profit	200,325	188,204
Operating expenses	147,130	129,687
Restructuring and other charges	8,553	—

Operating earnings	44,642	58,517
Interest expense	18,475	18,439
Special charge relating to the IPO	—	6,022
Other (income) expense, net	(1,805)	(230)

Earnings before income taxes	27,972	34,286
Income tax expense	8,926	12,057

Net earnings	19,046	22,229
Series A convertible preferred stock dividends	—	(8,155)

Net earnings available to common shareholders	$19,046	$14,074

Net earnings per common share:
Basic	$0.41	$0.42

Diluted	$0.41	$0.42

Weighted-average shares of common stock outstanding:
Basic	46,210,187	33,205,871

Diluted	46,738,021	33,803,341

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine fiscal months ended
	January 1, 2006	January 2, 2005
Cash flows from operating activities
Net earnings	$19,046	$22,229
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring and other charges	8,222	3,622
Depreciation and amortization	32,480	30,976
Provision for doubtful accounts	(45)	(332)
Provision for deferred taxes, less amounts related to restructuring	(322)	(686)
Stock-based compensation	—	210
Loss on disposal of fixed assets	308	751
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(35,708)	2,747
Inventory	(11,171)	(7,512)
Prepaid expenses and other current assets	(543)	4,499
Other assets	(275)	(203)
Accounts payable	20,045	(11,975)
Accrued expenses	(6,688)	(21,201)
Other liabilities	(603)	(8,380)

Net cash provided by operating activities	24,746	14,745

Cash flows from investing activities
Capital expenditures	(29,615)	(23,414)
Acquisitions	(38,088)	(1,112)
Proceeds from disposal of property, plant, and equipment	825	3,803

Net cash used in investing activities	(66,878)	(20,723)

Cash flows from financing activities
Net increase in short-term debt	5,173	2,505
Proceeds from the issuance of long-term debt	29,876	3,863
Payments of long-term debt	(3,092)	(140,918)
Payments of capital lease obligations, net	(465)	(557)
Net proceeds from initial public offering	—	139,232
Exercise of stock options	1,162	51
Deferred financing costs	(376)	(528)

Net cash provided by financing activities	32,278	3,648
Effect of exchange rate changes on cash	(170)	680

Net decrease in cash	(10,024)	(1,650)
Cash and cash equivalents at beginning of period	21,341	17,207

Cash and cash equivalents at end of period	$11,317	$15,557

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)

(In Thousands)

	Fiscal quarters ended		Nine fiscal months ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Net earnings	$7,767	$6,818	$19,046	$22,229
Other comprehensive income (loss), net of tax:
Net unrealized gain on derivative instruments	835	298	2,092	1,980
Foreign currency translation adjustments	(7,584)	36,114	(31,044)	38,366

Total comprehensive income (loss)	$1,018	$43,230	$(9,906)	$62,575

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, consisting only of adjustments of a normal recurring nature, considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2005 Annual Report on Form 10-K (SEC File No. 001-32253) dated June 20, 2005.

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in fiscal 2006 end on July 3, 2005, October 2, 2005, January 1, 2006, and March 31, 2006, respectively. The four fiscal quarters in fiscal 2005 ended on July 4, 2004, October 3, 2004, January 2, 2005, and March 31, 2005. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current year presentation.

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

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (“SFAS 123(R)”), which supersedes SFAS No. 123 and APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company is required to adopt the provisions of SFAS 123(R) by April 1, 2006. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or modified prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified perspective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented.

The Company is currently evaluating the requirements of SFAS 123(R) and expects to use the Black-Scholes option-pricing model to value all of its unvested stock options and the modified prospective method in applying the requirements of SFAS No. 123(R) beginning April 1, 2006. The Company expects that adoption of SFAS No. 123(R) using the modified prospective method would not have a material impact on the Company’s consolidated financial position and results of operations. See Note 12 to the Consolidated Condensed Financial Statements in this Form 10-Q for the pro forma disclosures of the impact of share-based payments as permitted by SFAS No. 123.

NOTE 4: ACQUISITION

On October 11, 2005, the Company completed the acquisition of Gerate- und Akkumulatorwerk Zwickau GmbH (GAZ), based in Zwickau, Germany. The total purchase price net of cash received for this transaction was approximately $2,864 (excluding assumed debt of approximately $761) and was financed using existing EnerSys credit facilities. GAZ is a producer of specialty nickel-based batteries utilized primarily in the energy, rail, telecommunications and uninterruptible power supply (UPS) industries worldwide. The acquisition has been accounted for as a purchase and has resulted in the recognition of $1,581 of goodwill in the Company’s financial statements.

On June 1, 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. (FIAMM). This acquisition, which complements our existing European motive power business, has been accounted for as a purchase and has resulted in the recognition of $10,336 of goodwill in the Company’s financial statements.

The Company made initial allocations of the purchase prices at the dates of the acquisitions based upon its understanding of the fair value of the acquired assets and liabilities. The Company obtained this information during due diligence and through other sources. In the months after the closings, as the Company obtains additional information about these assets and liabilities, the estimates of fair value will be refined and the allocations of purchase prices will be adjusted. Examples of factors and information that the Company uses to refine the allocations include tangible and intangible asset appraisals and cost data related to business integration. The only items considered for subsequent adjustment are items identified as of the acquisition dates. The results of FIAMM and GAZ have been included in the Company’s results of operations from the dates of their respective acquisitions.

The following table summarizes the aggregate current estimated fair values of the FIAMM and GAZ assets acquired and liabilities assumed at the date of the acquisitions:

	FIAMM	GAZ
Accounts receivable	$6,529	$1,901
Inventory	12,052	1,300
Prepaid expenses and other assets	215	45
Property, plant and equipment	14,798	697
Goodwill	10,336	1,581
Other intangibles	5,366	24
Accrued expenses	(11,487)	(833)
Other liabilities	(4,956)	(1,851)

Net cash consideration	$32,853	$2,864

In connection with both acquisitions, the Company formulated a plan for the integration of the acquired business. This process began during the due diligence process and will conclude within twelve months of the acquisition. The Company accrues estimates for certain costs related primarily to the business integration, anticipated at the date of the acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to 12 months from the acquisition date as additional information becomes available.

NOTE 5: INVENTORIES

Inventories, net consist of:

	January 1, 2006	March 31, 2005
Raw materials	$40,551	$34,710
Work-in-process	43,526	39,628
Finished goods	78,492	71,709

	$162,569	$146,047

Inventory reserves for obsolescence and other estimated losses were $12,021 and $9,898 at January 1, 2006, and March 31, 2005, respectively.

NOTE 6: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statement of Operations. The amount of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at January 1, 2006, and March 31, 2005, net of tax, was an unrecognized gain of approximately $2,259 and $167, respectively.

NOTE 7: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the third quarter and for the nine fiscal months ended January 1, 2006, and January 2, 2005, were based on the estimated effective tax rates applicable for the full years ending March 31, 2006, and March 31, 2005, respectively, after giving effect to items specifically related to the interim periods. The third quarter and nine months of fiscal 2006 effective income tax rates were 29.1% and 31.9%, respectively. The third quarter and nine months of fiscal 2005 effective tax rates were 35.2% and 35.2%, respectively. These rate reductions are primarily due to a change in the mix of earnings among our various legal entities in multiple foreign jurisdictions, which resulted in a higher proportion of our consolidated earnings being in tax jurisdictions with tax rates lower than our previous global averages, and, for the third quarter of fiscal 2006, a non-recurring $500 tax benefit.

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

	Fiscal quarters ended		Nine fiscal months ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Balance at beginning of period	$24,459	$24,109	$22,786	$23,249
Current period provisions	4,260	3,109	11,966	10,987
Costs incurred	(3,635)	(3,018)	(9,668)	(10,036)

Balance at end of period	$25,084	$24,200	$25,084	$24,200

NOTE 9: RESTRUCTURING ACTIVITY

RESTRUCTURING AND OTHER CHARGES

Restructuring charges reflect the cost reduction programs currently being implemented by the Company. These include the closing of facilities and the termination of employees. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges. Asset write-downs, included in restructuring charges, are principally related to buildings, equipment, or inventory that will not be used subsequent to the completion of restructuring plans, and cannot be sold for amounts in excess of carrying value. Other charges represent asset write-offs from impairment testing.

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain existing manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. This restructuring activity is more fully described in Notes 3 and 22 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K. Costs incurred for this activity were $1,412 for the nine months of fiscal 2006. These costs related to ongoing expenses of closing two manufacturing locations. As of January 1, 2006, the reserve balance is $2,954, a small portion of which we expect to spend in the next year and the balance (primarily related to environmental costs) at an indeterminate time in the future.

During the second quarter of fiscal 2006, a restructuring charge of $5,979 (the majority of which relates to the Motive Power segment) was incurred to cover estimated costs in Europe of staff reductions, exiting of a product line, and closing several ancillary locations. The charge comprised $4,569 as a restructuring accrual and $1,410 for a non-cash write-off, primarily of machinery and equipment. As of January 1, 2006, this reserve balance is $3,861, which we anticipate spending primarily during the remainder of fiscal year 2006.

During the third quarter of fiscal 2006, a charge of $1,063 was incurred to cover estimated restructuring programs in Europe related to the newly acquired GAZ facility in Zwickau, Germany. An additional $238 was also provided to cover additional costs, including $111 of non-cash charges, related to the charge taken in the second fiscal quarter of fiscal 2006 described above. It is anticipated that these remaining obligations of $1,190 will be spent primarily in fiscal 2007. Also recorded were other charges of $1,273 representing a non-cash write-off of machinery and equipment based on impairment testing.

A rollforward of these restructuring reserves is as follows:

	Nine fiscal months ended
	January 1, 2006	January 2, 2005
Balance at beginning of period	$4,766	$12,063
Current accrual	5,359	—
Costs incurred	(2,032)	(8,626)
Foreign currency impact and other	(88)	—

Balance at end of period	$8,005	$3,437

Since the inception of these aggregate reserves, $22,470 of costs have been incurred.

ACQUISITION RELATED RESTRUCTURING

In fiscal year 2002, the ESG acquisition was completed (see Note 3 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K), in the first quarter of fiscal 2006 the FIAMM acquisition was completed and in the third quarter of fiscal 2006, the GAZ acquisition was completed (see Note 4 to the Consolidated Condensed Financial Statements in this Form 10-Q). Estimates of restructuring actions are recorded at the time of the original acquisition accounting. Adjustments to these estimates are made up to twelve months from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded by reducing goodwill. Costs incurred in excess of the recorded accruals are expensed as incurred.

During the nine months of fiscal 2006, the Company incurred costs of $3,169 (related to the reserves established in fiscal year 2002) primarily for employee termination payments in Germany. The balance of this reserve at January 1, 2006, is $11,529, of which we anticipate spending approximately half during the next 15 months (primarily for employee termination payments and the cancellation of a German steam generation plant contract) and the balance (primarily related to environmental costs) at an indeterminate time in the future.

During the first half of fiscal 2006, the estimated reserve for restructuring activity related to the FIAMM acquisition was established at $9,000 (in the first fiscal quarter) and reduced by $3,132 in the nine months of the fiscal year. The current estimated total costs of $5,868 include $2,661 related to the termination of 127 manufacturing, selling and distribution employees, and the balance of $3,207 for plant and warehouse closure costs, including lease terminations. During the second and third quarters of fiscal 2006, the Company incurred costs of $3,495, of which $1,168 was for the termination of 115 of those employees and the balance primarily for other closure costs in our Italian and U.K. facilities. The balance of this reserve at January 1, 2006, is $2,259, which we anticipate spending primarily during the fourth quarter of fiscal year 2006.

A rollforward of these restructuring reserves is as follows:

	Nine fiscal months ended
	January 1, 2006	January 2, 2005
Balance at beginning of period	$15,971	$38,344
Current accrual	9,000	—
Current adjustment to accrual	(3,132)	—
Costs incurred	(6,664)	(12,637)
Foreign currency impact and other	(1,387)	(1,092)

Balance at end of period	$13,788	$24,615

Since inception of these aggregate restructuring reserves, $41,728 of costs have been incurred.

NOTE 10: DEBT

On June 15, 2005, the Company entered into a Euro €25,000 Credit Facility Agreement among EnerSys Holdings (Luxembourg), S.a.r.l., SanPaolo IMI S.p.A., as Facility Agent and lender, and Banca Intesa S.p.A., as lender (the “Euro Credit Agreement”). The proceeds from the Euro Credit Agreement were used to reduce the outstanding balance of the U.S. Credit Agreement that was utilized as bridge financing for the June 1, 2005, acquisition of the motive power battery business of FIAMM S.p.A. The Euro Credit Agreement matures on June 30, 2011, and is subject to quarterly principal amortization beginning March 31, 2007. Obligations under the Euro Credit Agreement are secured by a pledge of the shares of our Italian subsidiary and guaranty from EnerSys Capital Inc., a subsidiary of the Company. Borrowings under the Euro Credit Agreement bear interest at a floating rate based upon a EURIBOR rate plus an applicable percentage. Company debt is more fully described in Note 9 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K.

NOTE 11: PENSIONS

The following table presents the components of the Company’s net periodic benefit cost related to its defined benefit pension plans. Certain reclassifications have been made to the prior year disclosures to conform to the current year presentation.

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Service cost	$51	$49	$975	$846
Interest cost	126	123	408	106
Expected return on plan assets	(143)	(138)	(250)	(148)
Amortization and deferral	39	34	—	—

Net periodic benefit cost	$73	$68	$1,133	$804

	United States Plans		International Plans
	Nine fiscal months ended		Nine fiscal months ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Service cost	$154	$147	$2,684	$2,811
Interest cost	379	370	1,214	797
Expected return on plan assets	(431)	(414)	(730)	(465)
Amortization and deferral	119	103	—	—

Net periodic benefit cost	$221	$206	$3,168	$3,143

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Nine fiscal months ended		Nine fiscal months ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Discount rate	6.0%	6.0%	2.5-5.75%	5.8-7.0%
Expected return on plan assets	9.0%	9.0%	6.0-7.75%	7.8%
Rate of compensation increase	N/A	N/A	1.0-4.0%	2.5-3.8%

NOTE 12: STOCK PLANS

At January 1, 2006, under the Company’s 2004 Equity Incentive Plan (the “Plan”), the Company approved a grant of 224,143 shares of restricted stock at the fair market value on that date of $13.04 per share. This resulted in the recording of unearned stock grant compensation of $2,923 in the equity section of the Consolidated Condensed Balance Sheets. Compensation expense for these restricted shares will be charged to earnings over a four-year period.

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

	Fiscal quarters ended		Nine fiscal months ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Net earnings available to common shareholders – as reported	$7,767	$6,818	$19,046	$14,074
Stock-based compensation expense included in net earnings, net of tax	—	—	—	136
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(270)	(570)	(496)	(1,861)

Net earnings available to common shareholders – pro forma	$7,497	$6,248	$18,550	$12,349

Net earnings per common share – basic – as reported	$0.17	$0.15	$0.41	$0.42
Net earnings per common share – basic – pro forma	$0.16	$0.14	$0.40	$0.37
Net earnings per common share – diluted – as reported	$0.17	$0.14	$0.41	$0.42
Net earnings per common share – diluted –pro forma	$0.16	$0.13	$0.40	$0.37
Weighted average fair value of options granted during the period	N/A	N/A	$6.07	$2.52

NOTE 13: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share – diluted reflects the potential dilution that could occur if stock options were exercised. See Note 2 to the Consolidated Condensed Financial Statements in this Form 10-Q for description of the effect of the IPO on shares outstanding. Weighted average common shares and common shares – diluted were as follows:

	Fiscal quarters ended		Nine fiscal months ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Weighted average shares of common stock outstanding	46,249,384	45,954,336	46,210,187	33,205,871
Assumed exercise of stock options, net of shares assumed reacquired	699,668	727,056	527,834	597,470

Weighted average common shares - diluted	46,949,052	46,681,392	46,738,021	33,803,341

At January 1, 2006, and January 2, 2005, there were 2,768,551 and 3,077,538, respectively, outstanding employee stock options that are out-of-the money and therefore were excluded from the calculation of the dilutive effect of employee stock options.

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

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Other (1)	Consolidated
Fiscal quarter ended January 1, 2006:
Net sales	$140,764	$181,029	$—	$321,793
Operating earnings (loss)	$5,883	$11,317	$(81)	$17,119

Fiscal quarter ended January 2, 2005:
Net sales	$128,312	$145,395	$—	$273,707
Operating earnings (loss)	$8,855	$7,761	$(45)	$16,571

	Reserve Power	Motive Power	Other (1)	Consolidated
Nine fiscal months ended January 1, 2006:
Net sales	$417,014	$513,053	$—	$930,067
Operating earnings (loss)	$22,019	$22,794	$(171)	$44,642

Nine fiscal months ended January 2, 2005:
Net sales	$382,363	$415,918	$—	$798,281
Operating earnings (loss)	$29,794	$28,889	$(166)	$58,517

(1)	Other includes certain corporate services.

NOTE 16: SPECIAL CHARGES RELATING TO THE IPO

In the nine months results of fiscal 2005, the Company incurred a non-operating special charge of $6.0 million for the write-off of a portion of unamortized deferred finance costs and a prepayment penalty on the repayment of its senior secured lien term loan in connection with the IPO.

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

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with 20 manufacturing and assembly locations throughout the world. Over half of our net sales for the third quarter of fiscal 2006 and 2005 were generated outside of North America. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year.

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

Due to competitive pressures, we have been subjected to continual and significant pricing pressures over the past several years. We anticipate heightened competitive pricing pressure as Chinese and other foreign producers, able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control our costs and maintain our pricing. We estimate that selling price increases have resulted in the recovery of approximately 40%, on a cumulative basis for the last seven fiscal quarters since the end of fiscal 2004, of the higher costs of commodities. Our business strategy in this environment of high commodity costs is to improve profitability by cost savings and pricing actions, as well as to tightly control operating cash flow and capital spending.

As more fully discussed elsewhere in this Report on Form 10-Q, we completed the FIAMM acquisition during the first fiscal quarter of 2006 (June 2005) and the GAZ acquisition during the third fiscal quarter of 2006 (October 2005). Net sales attributable to both acquisitions was $21.2 million for our third fiscal quarter of 2006 and $45.3 million for our nine months of fiscal 2006. Additionally, the net earnings impact from both acquisitions was approximately $0.2 million for our third fiscal quarter of 2006 and a net loss of approximately ($0.6) million for our nine months of fiscal 2006.

RESULTS OF OPERATIONS

NET SALES

By segment

	Fiscal quarter ended January 1, 2006		Fiscal quarter ended January 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve power	$140.8	43.8%	$128.3	46.9%	$12.5	9.7%
Motive power	181.0	56.2	145.4	53.1	35.6	24.5

Total	$321.8	100.0%	$273.7	100.0%	$48.1	17.6%

	Nine fiscal months ended January 1, 2006		Nine fiscal months ended January 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve power	$417.0	44.8%	$382.4	47.9%	$34.6	9.0%
Motive power	513.1	55.2	415.9	52.1	97.2	23.4

Total	$930.1	100.0%	$798.3	100.0%	$131.8	16.5%

By region

	Fiscal quarter ended January 1, 2006		Fiscal quarter ended January 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$135.4	42.1%	$110.4	40.3%	$25.0	22.6%
Europe (1)	167.2	52.0	147.5	53.9	19.7	13.4
Asia	19.2	5.9	15.8	5.8	3.4	21.5

Total	$321.8	100.0%	$273.7	100.0%	$48.1	17.6%

	Nine fiscal months ended January 1, 2006		Nine fiscal months ended January 2, 2005		Increase/(Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$388.2	41.8%	$332.8	41.7%	$55.4	16.6%
Europe (1)	489.5	52.6	415.4	52.0	74.1	17.8
Asia	52.4	5.6	50.1	6.3	2.3	4.6

Total	$930.1	100.0%	$798.3	100.0%	$131.8	16.5%

(1)	Includes Europe, Middle East and Africa

Net sales increased 17.6% in the third quarter and 16.5% in the nine months of fiscal 2006 over the comparable periods of fiscal 2005. Excluding the effect of foreign currency translation, net sales increased 24.2% or $66.3 million in the third quarter and 18.2% or $145.6 million for the nine months of fiscal 2006 over the comparable periods of 2005. Selling price increased affected both the third quarter and nine months of fiscal 2006 net sales by approximately 2%, when compared to the respective fiscal 2005 periods. The strong growth experienced in our Motive Power segment in the prior year continued into the nine months of fiscal 2006. In addition, the impact of the increased sales from the FIAMM acquisition of approximately $19 million is reflected in the Motive Power segment in the third quarter of fiscal 2006 and $43 million for the nine months of fiscal 2006. Our Reserve Power segment achieved a solid third quarter and nine months growth in fiscal 2006 primarily due to improving sales trends for both telecom and UPS battery markets and the strong sales of military batteries, coupled with the impact of approximately $2 million of increased sales from the October 2005 GAZ acquisition. See Note 4 to the Consolidated Condensed Financial Statements in this Form 10-Q for descriptions of the FIAMM and GAZ acquisitions.

Both the Americas and Europe regions results showed solid growth in the third quarter and nine months of fiscal 2006 compared to the comparable periods of 2005. Our Asia sales in the third quarter of fiscal 2006 increased 21.5% in comparison to the third quarter of fiscal 2005 as a result of a greater focus on growth opportunities throughout the region. However, our Asia sales in the nine months of fiscal 2006 increased only 4.6% in comparison to the nine months of fiscal 2005 as a result of unusually weak telecom battery sales in the first quarter of fiscal 2006.

GROSS PROFIT

	Fiscal quarter ended January 1, 2006		Fiscal quarter ended January 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross profit	$69.6	21.6%	$60.4	22.1%	$9.2	15.2%

	Nine fiscal months ended January 1, 2006		Nine fiscal months ended January 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross profit	$200.3	21.5%	$188.2	23.6%	$12.1	6.4%

Gross profit increased 15.2% in the third quarter and 6.4% in the nine months of fiscal 2006 compared to fiscal 2005. Gross profit, excluding the effect of foreign currency translation, increased 20.9% or $12.6 million in the third quarter and 7.9% or $14.9 million for the nine months of fiscal 2006 over the comparable periods of fiscal 2005. Gross profit margin declined 50 basis points in the third quarter and 210 basis points for the nine months of fiscal 2006 in comparison to the comparable periods of fiscal 2005. The primary cause of the decline in gross profit margin is attributed to higher commodity and energy costs. Pricing recovery to offset higher commodity costs continues to be challenging, particularly in the Reserve Power segment. Incremental commodity costs in fiscal 2006 compared to the pricing of commodities in the comparable periods of fiscal 2005 were approximately $6 million in the third quarter and $27 million for the nine months. Lead represents our principal raw material and approximates 21% of total cost of goods sold for the nine months of fiscal 2006. The cost of lead continues to increase dramatically and, on an LME basis, as it impacts our income statement, approximates $0.40/lb for the nine months of fiscal 2006 compared to approximately $0.35/lb in the prior year. We continue to focus on cost savings initiatives to help mitigate the rising cost of commodities. Our sales initiatives will continue to focus on improving product mix to higher margin products and implementing sales price increases, the most recent of which were announced in November 2005 and January 2006, to offset commodity cost increases.

OPERATING EXPENSES

	Fiscal quarter ended January 1, 2006		Fiscal quarter ended January 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$49.9	15.5%	$43.8	16.0%	$6.1	13.9%

	Nine fiscal months ended January 1, 2006		Nine fiscal months ended January 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$147.1	15.8%	$129.7	16.2%	$17.4	13.4%

Operating expenses increased 13.9% in the third quarter and 13.4% in the nine months of fiscal 2006 over the comparable fiscal 2005 periods. Operating expenses, excluding the effect of foreign currency translation, increased 18.6% or $8.2 million in the third quarter and 14.4% or $18.7 million for the nine months of fiscal 2006 over the comparable periods of fiscal 2005. Operating expenses as a percentage of net sales decreased 50 basis points in the third quarter and 40 basis points for the nine months of fiscal 2006 in comparison to the comparable periods in fiscal 2005, even as we continued to experience significant new public company costs relative to the prior year. We continue to focus on expense saving initiatives and on further leveraging the fixed components of our operating expenses. Included in the third quarter and nine months of fiscal 2006 operating expenses were public company expenses, primarily those related to compliance with Sarbanes-Oxley legislation, of approximately $2.0 million and $5.0 million, respectively.

Selling expenses, our main component of operating expenses, were 65.4% and 64.9% of total operating expenses in the third quarter and nine months of fiscal 2006 compared to 67.3% and 66.9% of total operating expenses in the third quarter and nine months of fiscal 2005.

RESTRUCTURING AND OTHER CHARGES

During the third quarter and nine months of fiscal 2006, the Company incurred restructuring and other charges of $2.6 million and $8.6 million, respectively, primarily for severance costs related to staff reductions, other restructuring activities in Europe, and the non-cash write-offs of fixed assets based on impairment testing as discussed in Note 9 to the Consolidated Condensed Financial Statements in this Form 10-Q.

OPERATING EARNINGS

	Fiscal quarter ended January 1, 2006		Fiscal quarter ended January 2, 2005		Increase/(Decrease)
	In Millions	Percentage of Net Sales	In Millions	Percentage of Net Sales	In Millions	Percentage
Reserve power	$5.9	4.2%	$8.8	6.9%	$(2.9)	(33.0)%
Motive power	11.3	6.3	7.8	5.3	3.5	44.9
Other	(0.1)	—	—	—	(0.1)	—

Total	$17.1	5.3%	$16.6	6.1%	$0.5	3.0%

Total excluding FX (1)	$17.6	5.2%	$16.6	6.1%	$1.0	6.1%

	Nine fiscal months ended January 1, 2006		Nine fiscal months ended January 2, 2005		Increase/(Decrease)
	In Millions	Percentage of Net Sales	In Millions	Percentage of Net Sales	In Millions	Percentage
Reserve power	$22.0	5.3%	$29.8	7.8%	$(7.8)	(26.2)%
Motive power	22.8	4.4	28.9	6.9	(6.1)	(21.1)
Other	(0.2)	—	(0.2)	—	—	—

Total	$44.6	4.8%	$58.5	7.3%	$(13.9)	(23.8)%

Total excluding FX (1)	$45.3	4.8%	$58.5	7.3%	$(13.2)	(22.5)%

(1)	Represents total excluding the effect of foreign currency translation.

OPERATING EARNINGS WITHOUT RESTRUCTURING AND OTHER CHARGES

The table below presents operating earnings for the third quarter and nine months of 2006, excluding the restructuring and other charges of $2.6 million and $8.6 million, respectively. See “Reconciliation of Non-GAAP Financial Measures” below for additional information on management’s use of non-GAAP measures.

	Without Restructuring and Other Charges Fiscal quarter ended January 1, 2006		Fiscal quarter ended January 2, 2005		Without Restructuring and Other Charges Increase/(Decrease)
	In Millions	Percentage of Net Sales	In Millions	Percentage of Net Sales	In Millions	Percentage
Reserve power	$8.1	5.8%	$8.8	6.9%	$0.7	(8.0)%
Motive power	11.7	6.5	7.8	5.3	3.9	50.0
Other	(0.1)	—	—	—	(0.1)	—

Total	$19.7	6.1%	$16.6	6.1%	$3.1	18.7%

	Without Restructuring and Other Charges Nine fiscal months ended January 1, 2006		Nine fiscal months ended January 2, 2005		Without Restructuring and Other Charges Increase/(Decrease)
	In Millions	Percentage of Net Sales	In Millions	Percentage of Net Sales	In Millions	Percentage
Reserve power	$26.3	6.3%	$29.8	7.8%	$(3.5)	(11.7)%
Motive power	27.1	5.3	28.9	6.9	(1.8)	(6.2)
Other	(0.2)	—	(0.2)	—	—	—

Total	$53.2	5.7%	$58.5	7.3%	$(5.3)	(9.1)%

Operating earnings increased 3.0% in the third quarter and decreased 23.8% in the nine months of fiscal 2006 compared to fiscal 2005. Excluding the effect of foreign currency translation, operating earnings increased 6.1% or $1.0 million in the third quarter and decreased 22.5% or $13.2 million for the nine months of fiscal 2006 compared to the comparable periods of fiscal 2005. Excluding the third quarter of fiscal 2006 restructuring and other charges, operating earnings were $19.7 million in the third quarter, an increase of 18.7%, and were 6.1% of net sales. This third quarter improvement resulted from improved sales volumes, selling price increases and our continuing cost reduction programs, partially offset by higher commodity and energy costs as discussed above.

For the nine months of fiscal 2006, the $8.6 million restructuring and other charges were substantially identical for both the Reserve Power and Motive Power segments. Excluding these charges for the nine months, operating earnings as a percentage of net sales declined by approximately 150 basis points in the Reserve Power segment and by approximately 160 basis points in the Motive Power segment. For the nine months of fiscal 2006, operating earnings (excluding restructuring and other charges) were $53.2 million, a decrease of 9.1%, and were 5.7% of net sales. In the nine months of fiscal 2006, the earnings improvements from higher sales volume, cost savings initiatives and selling price increases were unable to offset higher commodity and energy costs.

INTEREST EXPENSE

Interest expense of $6.4 million in the third quarter of fiscal 2006 was $1.2 million higher than in the third quarter of fiscal 2005. Our average debt outstanding was $414.3 million for the third quarter of fiscal 2006 as compared to $377.7 million for the third quarter of fiscal 2005. Our average interest rate incurred in the third quarter of fiscal 2006 was 5.84% compared to 4.86% in the third quarter of fiscal 2005. Included in the third quarter of fiscal 2006 and 2005 interest expense are non-cash charges of $0.4 and $0.3 million, respectively, for deferred financing fees. The increase in interest expense in the third quarter of fiscal 2006 is attributed primarily to higher interest rates on variable rate borrowings in the third quarter of fiscal 2006 compared to the comparable period in fiscal 2005 and the increased indebtedness of approximately $39 million from the FIAMM and GAZ acquisitions (including cash restructuring incurred since the acquisition).

Interest expense of $18.5 million for the nine months of fiscal 2006 (net of interest income of $0.3 million) increased $0.1 million as compared to the comparable period of fiscal 2005. Our average debt outstanding was $411.1 million for the nine months of fiscal 2006 as compared to $446.1 million for the comparable period of fiscal 2005. Our average interest rate incurred in the nine months of fiscal 2006 was 5.60% compared to 4.88% in the comparable period of fiscal 2005. Included in the nine months of fiscal 2006 and 2005 interest expense are non-cash charges of $1.1 million and $1.0 million, respectively, for deferred financing fees. Increases in interest expense resulting from higher interest rates on variable rate borrowings in the nine months of fiscal 2006 compared to the comparable period in fiscal 2005 and the increased indebtedness of approximately $39 million from the FIAMM and GAZ acquisitions (including cash restructuring incurred since the acquisitions), were substantially offset by the impact of the reduction in debt related to the Company’s IPO issuance in August 2004.

SPECIAL CHARGE RELATING TO THE IPO

In the nine months results of fiscal 2005, the Company incurred a non-operating special charge of $6.0 million for the write-off of a portion of unamortized deferred finance costs and a prepayment penalty on the repayment of its senior secured lien term loan in connection with the IPO.

OTHER (INCOME) EXPENSE, NET

Other income of $0.2 million was recorded in the third quarter of fiscal 2006 compared to other expense of $0.9 million in the comparable period of fiscal 2005. This $1.1 million improvement in other (income) expense in the third quarter of fiscal 2006 is primarily attributed to increased foreign currency net transaction gains on certain debt instruments.

Other income of $1.8 million was recorded for the nine months of fiscal 2006 compared to other income of $0.2 million in the comparable period of fiscal 2005. This $1.6 million increase in the nine months of fiscal 2006 is primarily attributed to an increase in foreign currency net transaction gains on certain debt instruments.

EARNINGS BEFORE INCOME TAXES

As a result of the factors discussed above, earnings before income taxes increased $0.5 million in the third quarter and decreased $6.3 million for the nine months of fiscal 2006 compared to the comparable periods in fiscal 2005.

INCOME TAX EXPENSE

The third quarter and nine months of fiscal 2006 effective tax rates were 29.1% and 31.9%, respectively, compared to 35.2% and 35.2%, respectively, in the comparable periods in fiscal 2005. These rate reductions are primarily due to a change in the mix of earnings among our various legal entities in multiple foreign jurisdictions, which resulted in a higher proportion of our consolidated earnings being in tax jurisdictions with tax rates lower than our previous global averages, and, for the third quarter of fiscal 2006, a non-recurring $0.5 million tax benefit.

NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS

As a result of the factors discussed above, third quarter fiscal 2006 net earnings of $7.8 million (2.4% of net sales) were above the third quarter fiscal 2005 net earnings of $6.8 million (2.5% of net sales) by $1.0 million or 14.7%. The nine months of fiscal 2006 net earnings of $19.0 million (2.0% of net sales) were below the comparable period of fiscal 2005 net earnings of $22.2 million (2.8% of net sales) by $3.2 million or (14.4)%.

Net earnings per common share in the third quarter of fiscal 2006 (both for basic and diluted) increased to $0.17 from $0.15 (for basic) and $0.14 (for diluted) in the third fiscal quarter of 2005. Net earnings per common share (both for basic and diluted) for the nine months of fiscal 2006 decreased to $0.41 from $0.42 for the comparable period of fiscal 2005. Preferred stock was converted to common stock in connection with the August 2004 IPO and as a result the Series A convertible preferred stock dividends were discontinued during the second fiscal quarter of 2005.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

This report contains financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). EnerSys’ management uses non-GAAP measures in their analysis of the Company’s performance. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP to reflect changes in financial results associated primarily with our IPO and our restructuring initiatives. Management believes presentations of financial measures reflecting these adjustments provide important supplemental measurement information in evaluating the operating results of our business as distinct from results that include items that are not indicative of ongoing operating results; in particular, the charges that the Company incurs as a result of restructuring activities associated with our acquisitions. Because these charges are incurred as a result of an acquisition, they are not a valid measure of the performance of our underlying business. These disclosures have limitations as an analytical tool, should not be viewed as a substitute for net earnings determined in accordance with GAAP, should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this pro forma supplemental information will be helpful in understanding the Company’s ongoing operating results. This supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to net earnings determined in accordance with GAAP.

Pro forma net earnings are calculated giving effect to the IPO as if it occurred as of the beginning of the pro forma periods presented, and excluding restructuring and other charges. Pro forma basic and diluted weighted-average share amounts are calculated as of the IPO date for the fiscal 2005 periods. The following tables provide additional information regarding certain non-GAAP measures.

	Fiscal quarters ended
	January 1, 2006	January 2, 2005
	(in millions, except share and per share amounts)
Net earnings reconciliation
As reported net earnings available to common shareholders	$7.8	$6.8
Pro forma adjustments (net of tax):
Restructuring and other charges	1.8	—

Pro forma net earnings available to common shareholders	$9.6	$6.8

Basic shares reconciliation
As reported basic weighted average shares	46,249,384	45,954,336
Pro forma adjustments:
Adjust weighting to IPO effective date	—	(8,777)

Pro forma basic weighted average shares	46,249,384	45,945,559

Diluted shares reconciliation
As reported diluted weighted average shares	46,949,052	46,681,392
Pro forma adjustments:
Adjust dilutive options to IPO effective date	—	(233,386)

Pro forma diluted weighted average shares	46,949,052	46,448,006

Pro forma earnings per share:
Basic	$0.21	$0.15
Diluted	$0.20	$0.14

Reported earnings per share:
Basic	$0.17	$0.15
Diluted	$0.17	$0.14

	Nine fiscal months ended
	January 1, 2006	January 2, 2005
	(in millions, except share and per share amounts)
Net earnings reconciliation
As reported net earnings available to common shareholders	$19.0	$14.1
Pro forma adjustments (net of tax):
Interest expense	—	1.9	(1)
Restructuring and other charges	5.9	3.9
Series A convertible preferred stock dividends	—	8.2

Total pro forma adjustments	5.9	14.0

Pro forma net earnings available to common shareholders	$24.9	$28.1

Basic shares reconciliation
As reported basic weighted average shares	46,210,187	33,205,871
Pro forma adjustments:
Adjust weighting to IPO effective date	—	12,739,688

Pro forma basic weighted average shares	46,210,187	45,945,559

Diluted shares reconciliation
As reported diluted weighted average shares	46,738,021	33,803,341
Pro forma adjustments:
Adjust dilutive options to IPO effective date	—	(97,949)
Assumed beginning of fiscal 2005 year weighting	—	12,742,614

Total pro forma adjustments	—	12,644,665

Pro forma diluted weighted average shares	46,738,021	46,448,006

Pro forma earnings per share:
Basic	$0.54	$0.61
Diluted	$0.53	$0.60

Reported earnings per share:
Basic	$0.41	$0.42
Diluted	$0.41	$0.42

(1)	Resulting from the assumed prepayment of debt associated with the March 2004 recapitalization as if it occurred as of April 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $24.7 million for the nine months ended January 1, 2006, and $14.7 million in the comparable period in fiscal 2005. This $10.0 million increase was due primarily to the positive impacts of an increase of $2.9 million in net earnings adjusted for non-cash items, a reduction of $12.6 million in spending for restructuring, and an increased source of $4.6 million from other items, primarily lower spending against accrued expenses and other liabilities in the nine months of fiscal 2006 compared to the same period of fiscal 2005. These positive impacts were substantially offset by the negative impact of a $10.1 million increased use of cash for primary working capital.

Primary working capital was $314.7 million (yielding a primary working capital percentage of 24.4%) at January 1, 2006 and $282.4 million (yielding a primary working capital percentage ratio of 24.7%) at March 31, 2005. The modest decrease in the working capital percentage since the end of fiscal 2005 is within the normal range of fluctuations in our primary working capital.

Investing activities used cash of $66.9 million for the nine months ended January 1, 2006, compared to cash used of $20.7 million in the comparable period in fiscal 2005. This change was primarily due to cash paid of $35.7 million for the FIAMM and GAZ acquisitions. Capital expenditures of $29.6 million were $6.2 million higher in the nine months of fiscal 2006 compared to the comparable period of fiscal 2005. The higher level of capital spending was primarily related to selected capacity expansion projects and new products.

Financing activities provided cash of $32.3 million for the nine months of fiscal 2006, as compared to cash provided of $3.6 million in the comparable period of fiscal 2005. This change is primarily attributed to the new debt financing of €25.0 million (approximately $29.9 million) related to the FIAMM acquisition.

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

In February 2001, we entered into interest rate swap agreements to fix the interest rate on $60.0 million of our floating rate debt through February 22, 2006, at 5.59% per year plus an applicable credit spread. In April and May 2004, we amended these agreements to extend the maturity to February 22, 2008, and reduce the fixed rate to 5.16% per year plus an applicable credit spread beginning May 24, 2004.

In April 2004, we entered into interest rate swap agreements to fix interest rates on an additional $60.0 million of floating rate debt through May 5, 2008. The fixed rates per year plus an applicable credit spread began May 5, 2004, and are 2.85% during the first year, 3.15% the second year, 3.95% the third year, and 4.75% in the fourth year, which averages 3.68% for the four-year period.

In August 2004, we entered into an interest rate swap agreement to fix interest rates on an additional $8.0 million of floating rate debt through May 5, 2008. The fixed rates per year began November 5, 2004, and are 2.85% during the first half of the year, 3.15% the second year, 3.95% the third year and 4.20% in the fourth year, which averages 3.64% for the three and one-half year period.

In October 2005, we entered into interest rate swap agreements to fix interest rates on an additional $75.0 million of floating rate debt through December 22, 2010. The fixed rates per year plus an applicable credit spread began December 22, 2005, and are 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year, which averages 4.82% for the five-year period.

A 100 basis point increase in interest rates would increase interest expense by approximately $2.0 million.

We have a significant risk in our exposure to certain raw materials, which we estimate were approximately half of total cost of goods sold for the nine months of fiscal 2006 and 2005.

Our largest single raw material cost is lead, for which the cost remains volatile. To mitigate against large changes in cost, we enter into contracts with financial institutions to hedge the price of lead. Each contract is for a period not extending beyond one year. Under these contracts, we were committed to the purchase price of the following amounts of lead:

Date	$’s (in millions)	# Pounds (in millions)	Average Cost/Pound	Approximate % of Lead Purchases (1)
January 1, 2006	$8.6	21.9	$0.39	6%
March 31, 2005	8.0	21.1	0.38	6%
January 2, 2005	21.8	60.3	0.36	17%

(1)	Based on estimated annual purchases for the period then ended.

As of January 1, 2006, primarily due to our FIFO accounting method, we expect that our cost of lead that will impact our income statement for the fourth quarter of fiscal 2006 will be approximately $0.43/lb.

We estimate that a 10% increase in lead cost over our estimated cost in fiscal 2006 would increase our annual total cost of goods sold by approximately $18 million.

Additionally, because the Company reports its financial statements in U.S. dollars, our financial results are affected by the strength of the currencies in countries where it has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the euro, British pound, Polish zloty, Mexican peso, Canadian dollar and Chinese renminbi.

We are also exposed to foreign currency exchange rates. Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into forward contracts with financial institutions. Each contract is for a period not extending beyond one year. As of January 1, 2006, March 31, 2005 and January 2, 2005, we had entered into a total of $34.8 million, $0 and $0 forward contracts, respectively, as follows:

Date	Currency Hedged	$US Equivalent (in millions)	Average Rate Hedged
January 1, 2006	euro	$22.3	1.24
January 1, 2006	UK pound	4.0	1.78
January 1, 2006	Polish zloty	3.5	4.08
January 1, 2006	Canadian dollars	5.0	1.22

	Total	$34.8

Based primarily on statistical currency correlations on the Company’s exposures in fiscal 2005, we are highly confident that the pretax effect on our annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $4 million in more than one year out of twenty years.

Foreign exchange translation adjustments are recorded on the Consolidated Condensed Statements of Comprehensive Income.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Part I, Item 1, Note 14, “Commitments and Contingencies,” is incorporated herein by reference.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: February 15, 2006

ENERSYS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.