Form 10-K
period 2006-03-31
EnerSys
filed 2006-06-14
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-32253

ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State of Incorporation or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2366 Bernville Road

Reading, Pennsylvania 19605

(Address of principal executive offices)

Registrant’s telephone number, including area code: 610-208-1991

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  YES    ☒  NO

Aggregate market value of the voting and non-voting common stock held by nonaffiliates at October 2, 2005: $194,497,255 (based upon its closing transaction price on the New York Stock Exchange on September 30, 2005).

Common Stock outstanding at June 1, 2006:	Common Stock 46,643,204 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 20, 2006 are incorporated by reference in Part III of this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in this Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw material in our products may experience significant fluctuations in market price;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation in the European Union and elsewhere regarding the restriction of the use of certain hazardous substances in electrical and electronic equipment (“RoHS”);

•	risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets in the Americas, Europe and Asia;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	unanticipated litigation proceedings to which we might be subject;

•	changes in our market share in the business segments and regions where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	unanticipated quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	adverse changes in our short- and long-term debt levels under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our inability to attract and retain qualified personnel;

•	credit risk associated with our customers, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure; and

•	terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to our operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on our business.

This list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

EnerSys

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2006

PART I

ITEM 1. BUSINESS

Overview

EnerSys (the “Company,” “we,” or “us”) is the world’s largest manufacturer, marketer and distributor of industrial batteries. We also manufacture, market and distribute related products such as chargers, power equipment and battery accessories, and we provide related after-market and customer-support services for industrial batteries. Industrial batteries generally are characterized as reserve power batteries or motive power batteries.

Reserve power batteries also are known as network, standby or stationary power batteries and are used primarily for backup power applications to ensure continuous power supply in case of main (primary) power failure or outage. Reserve power batteries are used primarily to supply standby direct current (“DC”) operating power for:

•	telecommunications systems, such as wireless, wireline and internet access systems, central and local switching systems, satellite stations and radio transmission stations;

•	uninterruptible power systems (“UPS”) applications for computer and computer-controlled systems, including process control systems;

•	specialty power applications, including security systems and recreational vehicles;

•	switchgear and electrical control systems used in electric utilities and energy pipelines; and

•	commercial and military aircraft, submarines and tactical military vehicles.

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

History

EnerSys and its predecessor companies have been manufacturers of industrial batteries for over 100 years. Morgan Stanley Capital Partners teamed with the management of Yuasa, Inc. in late 2000 to acquire from Yuasa Corporation (Japan) its reserve power and motive power battery businesses in North and South America. We were incorporated in October 2000 for the purpose of completing the Yuasa, Inc. acquisition from Yuasa Corporation (Japan). On January 1, 2001, we changed our name from Yuasa, Inc. to EnerSys to reflect our focus on the energy systems nature of our businesses. In early 2002, we acquired the reserve power and motive power business of the Energy Storage Group, or ESG, of Invensys plc.

Today, our reserve power batteries are marketed and sold principally under the PowerSafe, DataSafe and Genesis brands. Our motive power batteries are marketed and sold principally under the Hawker, Exide, Fiamm Motive Power, Uranio and General brands. We also manufacture and sell related direct current—DC—power products including chargers, electronic power equipment and a wide variety of battery accessories. Our battery products span a broad range of sizes, configurations and electrical capacities, enabling us to meet a wide variety of customer applications.

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

In August 2004, in order to take advantage of the Company’s lower leverage and lower market borrowing costs, we amended our senior secured credit agreement and reduced our borrowing rates on the senior secured term loan B by 0.50%. The existing term loans ($361.1 million plus accrued interest) were paid off and simultaneously new term loans of $365.0 million were borrowed.

In June 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. (FIAMM). This acquisition complements our existing European motive power business.

In October 2005, the Company acquired Gerate-und Akkumulatorwerk Zwickau GmbH (GAZ), based in Zwickau, Germany. GAZ is a producer of specialty nickel-based batteries utilized primarily in the energy, rail, telecommunications and uninterruptible power supply (UPS) industries worldwide.

In February 2006, the Company purchased a controlling interest in Modular Energy Devices, Inc. (“ModEnergy”), a development stage company that produces large format lithium-ion rechargeable batteries utilized in aerospace and defense applications as well as specialized standby power and commercial applications. This investment provides a foothold in the emerging lithium-ion segment of the industrial battery market and supplements our already broad line of battery offerings.

Fiscal Year Reporting

In this Report, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2006”, which refers to our fiscal year ended March 31, 2006. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in fiscal 2006 ended on July 3, 2005, October 2, 2005, January 1, 2006, and March 31, 2006, respectively. The four fiscal quarters in fiscal 2005 ended on July 4, 2004, October 3, 2004, January 2, 2005, and March 31, 2005. Financial information about segments and geographic areas is incorporated by reference to note 20 of our consolidated financial statements.

Recent Developments

In May 2006, we purchased the assets of Alliant Techsystems’ (NYSE:ATK) lithium primary battery business, located at its Power Sources Center (PSC) in Horsham, PA. PSC has been producing state-of-the-art lithium power sources for over 40 years, primarily for aerospace and defense applications. It is a leader in ambient temperature lithium reserve and active primary batteries, having produced over 30 million batteries for different weapon platforms of the US military. As part of the transaction, ATK has signed a 5-year supply agreement for all of its requirements for products produced at PSC. This business is expected to generate approximately $10 million in revenue during its first 12 months of operations. With this acquisition, we will be able to leverage our recent investment in lithium-ion rechargeable batteries to provide a wider offering of these products to our customers. PSC will now be known as EnerSys Advanced Systems.

On May 4, 2006, we settled several related litigation matters. As a result of this settlement, we received net proceeds of approximately $2.8 million after giving effect to related legal fees and expenses.

On April 15, 2002, Exide Technologies filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the course of its Chapter 11 proceedings, Exide Technologies sought to reject certain agreements related to the 1991 sale of Exide Technologies’ industrial battery business to Yuasa, including the trademark licensing agreement, which grants us the right, among other things, to use the “Exide” trade name. We opposed Exide Technologies’ attempt to reject these agreements. On April 3, 2006, the Court found in favor of Exide Technologies and ruled that after a transition period of up to two (2) years, the specifics of which are to be determined at a future hearing, the trademark will revert back to Exide Technologies. We respectfully disagree with the Court’s decision and have appealed this ruling. At this time, we believe that, if we are unsuccessful in our appeal, the termination of the license will not have a material effect on our financial results.

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

Motive Power

We distribute, sell and service our motive power products throughout the world, principally through company-owned sales and service facilities, as well as through independent manufacturers’ representatives. We believe we are one of the only battery manufacturers in the motive power battery industry that operates a primarily company-owned service network. This company-owned network allows us to offer high-quality service, including preventative maintenance programs and customer support. Our warehouses and service locations enable us to respond quickly to customers in the markets we serve. The extensive industry experience of our sales organization results in strong long-term customer relationships.

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

The primary raw materials used to manufacture our products include lead, plastics, steel and copper. We purchase lead from a number of leading suppliers throughout the world. Because lead is traded on the world’s commodity markets and its price fluctuates daily, we enter into hedging arrangements from time to time for a portion of our projected requirements to reduce the volatility of these fluctuations.

Competition

The industrial battery market is highly competitive and has experienced substantial consolidation both among competitors who manufacture and sell industrial batteries and among customers who purchase industrial batteries. Our competitors range from development stage companies to major domestic and international corporations. We also compete with other energy storage technologies. We compete primarily on the basis of reputation, product quality, reliability of service, delivery and price. We believe that our products and services are competitively priced.

Reserve Power

We believe we have one of the largest market shares for reserve power products on a worldwide basis. We compete principally with Exide Technologies, GS Yuasa, C&D Technologies, FIAMM and East Penn Manufacturing.

Motive Power

We believe we have the largest market share for motive power products on a worldwide basis. Our principal competitor, on a global basis, is Exide Technologies. On a regional basis, East Penn Manufacturing and C&D Technologies compete with us in North America, Hoppecke competes with us in Europe, and JSB, Shinkobe, GS Yuasa and Hitachi compete with us in Asia.

Warranties

Warranties for our products vary by geography and product and are competitive with other suppliers of these types of products. Generally, our reserve power products’ warranties range from one- to twenty-years and our motive power products’ warranties range from one- to seven-years. The length of our warranties is sometimes extended to reflect varied regional characteristics and competitive influences. In some cases, we may extend the warranty period to include a pro rata period, which is typically based around the design life of the product and the application served. Our warranties generally cover defects in workmanship and materials and are limited to specific usage parameters.

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

Although other manufacturers may possess certain thin-plate pure-lead technology (“TPPL”), we believe we are the only manufacturer of products using TPPL technology in the markets we serve. Some aspects of this technology may be patented in the future. In any event, we believe that a significant capital investment would be required by any party desiring to produce products using TPPL technology for these markets.

We own or possess exclusive and non-exclusive licenses and other rights to use a number of trademarks in various jurisdictions. We have obtained registrations for many of these trademarks in the United States and other jurisdictions. Our various trademark registrations currently have a duration of approximately one to 10 years, varying by mark and jurisdiction of registration and may be renewable. We endeavor to keep all of our material registrations current. We believe that many such rights and licenses are important to our business by helping to develop strong brand-name recognition in the marketplace. Some of the significant (registered and unregistered) trademarks that we use include: Armasafe+, Chloride, Cobra, Cyclon, DataSafe, Deserthog, Energy Plus, Envirolink, ESB, Espace, Exide, Exide-Ironclad, Express, FIAMM Motive Power, GBC, Genesis, Genesis NP, Genesis Pure Lead, Hawker, HUP, Hybernator, Liberator, LifeGuard, LifePlus, Loadhog, Oasis, Odyssey, Oldham, Perfect, PowerGuard, PowerLease, Powerline, PowerPlus, PowerSafe, Smarthog, Superhog, Supersafe, Titan PowerTech, Urano, Varta, Waterless and Workhog.

See “Recent Developments:” above and “Litigation—Exide Litigation” for information concerning currently pending litigation involving our continuing right to use the Exide trademark.

Seasonality

Our business generally does not experience significant monthly or quarterly fluctuations in net sales as a result of weather or other trends that can be directly linked to seasonality patterns. However, our second fiscal quarter normally experiences moderate reductions in net sales as compared to our first fiscal quarter for that year, due to summer manufacturing shutdowns of our customers and holidays primarily in the United States and Western Europe. In fiscal 2004 and 2005 the impact of this seasonal weakness was mitigated to a significant degree by strengthening currencies, primarily the euro, where we conduct slightly more than half of our business. However, in fiscal 2006, our second quarter was slightly higher than the first quarter. Our fourth fiscal quarter normally experiences the highest sales of any fiscal quarter within a given year. Many reserve power telecommunications customers tend to perform extensive service and engage in higher battery replacement and maintenance activities in the first calendar quarter of a year, which is our fourth fiscal quarter. In addition, many of our largest industrial customers are on a calendar fiscal year basis and many tend to purchase their durable goods more heavily in that quarter than any other within the calendar year.

Product and Process Development

Our product and process development efforts are focused on the creation and optimization of new battery products using existing technologies, which, in certain cases, differentiate our stored energy solutions from our competition’s. We allocate our resources to the following key areas:

•	the design and development of new products;

•	optimizing and expanding our existing product offering;

•	waste reduction;

•	production efficiency and utilization;

•	capacity expansion, without additional facilities; and

•	quality attribute maximization.

Employees

At March 31, 2006, we had approximately 7,500 employees. Of these employees, approximately 3,200, almost all of whom work in our European facilities, were covered by collective bargaining agreements. The average term of these agreements is one to two years, with the longest term being three and one-half years. These agreements expire over the period from 2006 to 2009.

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

Seven of our facilities in the United States and Europe are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance.

Manchester, England

We currently have identified three potentially significant environmental issues at our Manchester, England battery facility: lead slag piles that may pose a health risk are located in the vicinity of a public footpath on the property; the potential restoration of the Manchester, Bolton and Bury Canal by British Waterways may lead to sampling and/or remediation obligations with respect to the canal and surrounding areas located on our property; and there may be multiple and as yet unidentified areas of soil and groundwater contamination at the facility. We believe we have a right to be indemnified by the previous owner for these potential environmental liabilities in excess of amounts accrued and submitted a notice of claim to the previous owner in May 2003 regarding these issues. No government or third-party lawsuits, regulatory actions or orders have been filed with respect to this site to date, and all our actions at this site to date are voluntary. The only action that has been taken at this site is the testing of the footpath area. To date, the previous owner has assumed full responsibility for this testing. We originally established a reserve for this facility at £3.5 million, and as of March 31, 2006 it amounted to approximately $6.0 million. This reserve was set up under purchase accounting. Based on the information available at this time, we believe these reserves are sufficient to satisfy these environmental liabilities.

Sumter, South Carolina

We currently are responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. Remediation issues related to lead contamination in the soil were addressed pursuant to a 1998 Consent Order with the State of South Carolina, and we believe this matter to be closed. We are subject to ongoing storm water inspection requirements under a 2000 Consent Order based on suspected lead contamination. We also are in ongoing discussions with the State of South Carolina regarding alleged trichloroethylene (TCE) and other volatile organic compound (VOC) contamination in the groundwater that predates our ownership of this facility. There may be other unidentified contaminants in the soil or groundwater that also predate our ownership of this facility. We believe we are insured against losses arising out of the alleged VOC contamination pursuant to our environmental insurance policy for U.S. facilities and filed a notice of claim with our insurance carrier in October 2002 regarding this contamination. In July 2004, we received written confirmation from our insurance carrier that we are insured against losses over $500,000 with respect to the investigation of this VOC contamination. We also believe we will be indemnified by the former owner of the facility for environmental liabilities at this facility in excess of amounts accrued and submitted a notice of claim to them in 2002 regarding these issues. We have established a reserve for this facility and, as of March 31, 2006, it amounted to approximately $2.2 million. Based on current information, we believe these reserves are adequate to satisfy our environmental liabilities at this facility.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room, located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our Internet address is http://www.enersys.com. We make available free of charge on http://www.enersys.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

The following risks and uncertainties, as well as others described in this Annual Report on Form 10-K, could materially adversely affect our business, results of operations and financial conditions. Security holders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may, from time to time, be anticipated. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Cyclical industry conditions of our customers have adversely affected and may continue to adversely affect our results of operations.

Our operating results are affected by the general cyclical pattern of the industries in which our major customer groups operate and the overall economic conditions in which we and our customers operate. For example, the significant capital expenditures made by the telecommunications industry during the period from fiscal 1999 through fiscal 2001, as numerous companies expanded their systems and installed standby backup battery power systems, drove demand for our reserve power products. As the telecommunications industry dramatically reduced the building of new systems in response to massive overcapacity, the demand for our reserve power products for this important application declined significantly. Both our reserve power and motive power segments are heavily dependent on the end-user markets they serve, such as telecommunications, UPS and electric industrial forklift trucks. A weak capital expenditure environment in these markets has had, and can be expected to have, a material adverse effect on our results of operations.

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

Recent legislation in the European Union could adversely affect our results of operations.

The European Union has directed that new electrical and electronic equipment not contain certain hazardous substances, including lead and cadmium, beginning July 1, 2006. Because battery accessories and chargers are subject to this directive (commonly known as RoHS), our compliance with the directive will directly impact our manufacturing of these products and could cause certain of our existing inventory to be obsolete. In addition, certain other jurisdictions outside the European Union have implemented, or plan to implement, similar restrictions with various compliance dates. We cannot assure you that we will meet all restrictions by the required dates. Inventory obsolescence and our failure to comply could each have an adverse effect on our financial results.

We are exposed to exchange rate risks, and our net income and financial condition may suffer due to currency translations.

We invoice foreign sales and service transactions in local currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current rates as of the balance sheet date. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, primarily the euro and British pound, may adversely affect our revenue, cost of revenue and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries.

Most of the risk of fluctuating foreign currencies is in our European operations, which comprised over half of our net sales during the last two fiscal years. The euro is the dominant currency in our European operations.

The translation impact from currency fluctuations on net sales and operating earnings in the Americas and Asia is minimal, as a substantial majority of these net sales and operating earnings are in dollars or are closely correlated to the dollar.

Foreign currency depreciation will make it more expensive for our non-U.S. subsidiaries to purchase certain of our raw material commodities that are priced globally in U.S. dollars, while the related revenue will decrease when translated to U.S. dollars. Significant movements in foreign exchange rates can have a material impact on our results of operations and financial condition. We periodically engage in hedging of our foreign currency exposure, but cannot assure you that we can successfully hedge all of our foreign currency exposure or do so at a reasonable cost.

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

Many new energy storage technologies have been introduced over the past several years. In addition, recent advances in fuel cell and flywheel technology have been introduced for use in selected applications that compete with the end uses for industrial batteries. For certain important and growing markets, such as aerospace and defense, lithium-based battery technologies have large and growing market share. Our ability to achieve significant and sustained penetration of key developing markets, including aerospace and defense, will depend upon our success in developing or acquiring these and other technologies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our lead-acid products will remain competitive with products based on new technologies.

We may not be able adequately to protect our proprietary intellectual property and technology.

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Certain of these technologies, especially in thin-plate pure-lead—TPPL—technology, are important to our business and are not protected by patents. Despite our efforts to protect our proprietary intellectual property and technology and other confidential information, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property and proprietary technologies.

We may lose our right to use the Exide trademark.

On April 15, 2002, Exide Technologies filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the course of its Chapter 11 proceedings, Exide Technologies sought to reject certain agreements related to the 1991 sale of Exide Technologies’ industrial battery business to Yuasa, including the trademark licensing agreement, which grants us the right, among other things, to use the “Exide” trade name. We opposed Exide Technologies’ attempt to reject these agreements. On April 3, 2006, the Court found in favor of Exide Technologies and ruled that after a transition period of up to two (2) years, the specifics of which are to be determined at a future hearing, the trademark will revert back to Exide Technologies. We respectfully disagree with the Court’s decision and have appealed this ruling. As with any litigation, we cannot assure you that we will be successful and will retain the right to this trademark. Further, we cannot give you any assurances as to the transition period that will ultimately be imposed on us by the Court if our appeal is unsuccessful.

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

Our significant indebtedness could adversely affect our financial condition.

As of March 31, 2006, we had $402.5 million of total consolidated debt. This level of debt could:

•	increase our vulnerability to adverse general economic and industry conditions, including interest rate fluctuations, because a significant portion of our borrowings bear, and will continue to bear, interest at floating rates;

•	require us to dedicate a substantial portion of our cash flow from operations to debt service payments, which would reduce the availability of our cash to fund working capital, capital expenditures or other general corporate purposes, including acquisitions;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	restrict our ability to introduce new products or new technologies or exploit business opportunities;

•	place us at a disadvantage compared with competitors that have proportionately less debt;

•	limit our ability to borrow additional funds in the future, if we need them, due to financial and restrictive covenants in our debt agreements; and

•	have a material adverse effect on us if we fail to comply with the financial and restrictive covenants in our debt agreements.

This list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Set forth below is certain information, as of June 1, 2006, with respect to our principal properties. The primary function of the listed facilities is manufacturing of industrial batteries, unless otherwise noted.

Location	Function/Products Produced	Size (sq. feet utilized)	Owned/Leased
North America:
Reading, PA	Corporate Offices	109,000	Owned
Warrensburg, MO	Reserve Power Batteries	376,000	Owned
Hays, KS	Reserve Power Batteries	351,000	Owned
Richmond, KY	Motive and Reserve Power Batteries	277,000	Owned
Monterrey, Mexico	Reserve and Motive Power Batteries	181,000	Owned
Tijuana, Mexico	Reserve Power Batteries	156,000	Owned
Ooltewah, TN	Motive Power Batteries	100,750	Owned
Richmond, KY	Distribution Center, Motive and Reserve Power Batteries and Components	95,500	Owned
Cleveland, OH	Motive Power Chargers	66,000	Owned
Saddlebrook, NJ	Distribution Center, Motive and Reserve Power Batteries	58,500	Leased
Sumter, SC	Metal fabrication, Motive and Reserve Power	52,000	Owned
Chino, CA	Distribution Center, Reserve Power Batteries	46,400	Leased
Sumter, SC	Distribution Center, Motive and Reserve Power Batteries, Manufacturing Closed	40,000	Owned
Santa Fe Springs, CA	Distribution Center, Motive and Reserve Power Batteries	35,000	Leased
Brampton, Canada	Distribution Center, Motive and Reserve Power Batteries	30,400	Leased
Burr Ridge, IL	Distribution Center, Motive and Reserve Power Batteries	25,000	Leased
Norcross, GA	Distribution Center, Motive and Reserve Power Batteries	23,600	Leased
Kansas City, MO	Distribution Center, Motive Power Batteries	19,700	Leased
Dallas, TX	Distribution Center, Motive Power Batteries	19,500	Leased
Horsham, PA	Lithium Battery Products	15,000	Leased
Warrington, PA	Distribution Center, Motive Power Batteries	15,000	Leased
Europe:
Arras, France	Reserve and Motive Power Batteries	486,000	Owned
Manchester, England	Reserve Power Batteries	284,000	Owned
Newport, Wales	Reserve Power Batteries	233,000	Owned
Montecchio, Italy	Motive Power Batteries	207,000	Leased
Hagen, Germany	Reserve and Motive Power Batteries	185,000	Owned/Leased
Bielsko-Biala, Poland	Motive Power Batteries	172,000	Leased
Herstal, Belgium	Distribution Center, Motive and Reserve Power Batteries	58,700	Leased
Zwickau, Germany	Ni Cad / Specialty Batteries	57,000	Leased
Zamudio, Spain	Assembly and distribution, Reserve and Motive Power Batteries	55,000	Owned
Brebieres, France	Motive Power Chargers	41,000	Leased
Hostimice, Czech Republic	Metal fabrication, Motive and Reserve Power Batteries	29,000	Leased
Brussels, Belgium	Distribution Center, Motive Power Batteries	15,400	Leased

Location	Function/Products Produced	Size (sq. feet utilized)	Owned/Leased
Asia
Shenzhen, China	Reserve Power Batteries	176,000	Owned
Jiangsu, China	Reserve and Motive Power Batteries	130,000	Owned
Sydney, Australia	Assembly and Distribution, Motive and Reserve Power Batteries	13,000	Leased

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

On April 15, 2002, Exide Technologies filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the course of its Chapter 11 proceedings, Exide Technologies sought to reject certain agreements related to the 1991 sale of Exide Technologies’ industrial battery business to Yuasa, including the trademark license referred to above. We opposed Exide Technologies’ attempt to reject these agreements. On April 3, 2006, the Court found in favor of Exide Technologies and ruled that after a transition period of up to two (2) years, the specifics of which are to be determined at a future hearing, the trademark will revert back to Exide Technologies. We respectfully disagree with the Court’s decision and have appealed this ruling.

Other Litigation

From time to time, we are involved in litigation incidental to the conduct of our business. We do not expect that any of this litigation, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fiscal ended March 31, 2006.

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

Quarter Ended	High Price	Low Price	Closing Price
July 3, 2005	$14.00	$9.00	$13.66
October 2, 2005	$15.36	$12.46	$15.17
January 1, 2006	$15.54	$12.98	$13.04
March 31, 2006	$15.70	$12.11	$13.80

Holders of Record

As of June 1, 2006, there were approximately 181 record holders of common stock of the Company. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We never have paid or declared any cash dividends on our common stock and we have certain restrictions from doing so by our senior secured credit agreement. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2006, we did not issue any unregistered securities.

Recent Purchases Equity Securities

During the fourth quarter of fiscal year 2006, we did not purchase any of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain selected consolidated financial and operating data. The summary consolidated financial data presented below for the five-year period ended March 31, 2006, and the balance sheet data at March 31, 2002, 2003, 2004, 2005 and 2006, have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, our independent registered public accounting firm. This information should be read in conjunction with the consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere, herein.

	Fiscal Year Ended March 31,
	2002	2003	2004	2005	2006
	(In thousands, except share data)
Consolidated Statement of Operations: (1)
Net sales	$339,340	$859,643	$969,079	$1,083,862	$1,283,265
Cost of goods sold	271,596	653,998	722,825	828,447	1,006,467

Gross profit	67,744	205,645	246,254	255,415	276,798

Operating expenses	53,514	150,691	171,294	179,015	199,900
Charges relating to restructuring, bonuses and uncompleted acquisitions	63,345	—	21,147	—	8,553

Operating earnings (loss)	(49,115)	54,954	53,813	76,400	68,345
Interest expense	13,294	20,511	20,343	23,275	24,900
Charges relating to a settlement agreement, write-off of deferred financing costs and a prepayment penalty	—	—	30,974	6,022	—
Other expense (income), net	1,744	(764)	(5,297)	(2,639)	(1,358)

Earnings (loss) before income taxes	(64,153)	35,207	7,793	49,742	44,803
Income tax expense (benefit)	(22,171)	12,355	2,957	17,359	14,077

Net earnings (loss)	$(41,982)	$22,852	$4,836	$32,383	$30,726
Series A convertible preferred stock dividends	13	24,057	24,689	8,155	—

Net (loss) earnings available to common stockholders	$(41,995)	$(1,205)	$(19,853)	$24,228	$30,726

Net earnings (loss) per share
Basic	$(3.81)	$(0.11)	$(1.80)	$0.67	$0.66
Diluted	(3.81)	(0.11)	(1.80)	0.65	0.66
Weighted average shares outstanding
Basic	11,014,421	11,014,421	11,014,421	36,416,358	46,226,582
Diluted	11,014,421	11,014,421	11,014,421	37,046,697	46,788,363

	Fiscal Year Ended March 31,
	2002	2003	2004	2005	2006
	(In thousands)
Consolidated cash flow data: (1)
Net cash provided by operating activities	$21,068	$55,438	$39,192	$29,353	$42,872
Net cash used in investing activities	(335,951)	(12,923)	(26,981)	(28,991)	(76,876)
Net cash (used in) provided by financing activities	314,795	(8,209)	(39,989)	3,213	27,905
Other operating data:
Capital expenditures	$12,944	$23,623	$28,580	$31,828	$39,665

	As of March 31,
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,075	$44,296	$17,207	$21,341	$15,217
Working capital	104,418	135,356	135,320	182,177	211,434
Total assets	978,889	1,075,808	1,153,943	1,194,761	1,263,948
Total debt	253,394	252,162	511,303	375,457	402,490
Preferred stock	7	7	7	—	—
Total stockholders’ equity	$414,847	$465,747	$239,302	$437,650	$445,188

(1)	Includes the results of operations of ESG for the full years for fiscal 2003, fiscal 2004, fiscal 2005 and fiscal 2006, but only for nine days in fiscal 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2004, 2005, and 2006, should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” and “Business” sections elsewhere in this Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K. EnerSys’ management uses non-GAAP measures in their analysis of the Company’s performance. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP to reflect changes in financial results associated with our IPO, and the elimination of highlighted charges recorded during the periods presented. Management believes presentations of financial measures reflecting these adjustments provide useful supplemental information in evaluating the operating results of our business. These disclosures should not be viewed as a substitute for net earnings determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Overview

We are the world’s largest manufacturer, marketer and distributor of industrial batteries. We also manufacture, market and distribute related products such as chargers, power equipment and battery accessories, and we provide related after-market and customer-support services for industrial batteries. We market and sell our products globally in more than 100 countries to over 10,000 customers through a network of distributors, independent representatives and an internal sales force.

We have two business segments: reserve power and motive power. Revenue and expense classifications by segment are as follows:

•	Reserve power batteries are used to provide backup power for the continuous operation of critical telecommunications and UPS during power disruptions, and for other specialty applications including aerospace and defense.

•	Motive power batteries are used to power mobile manufacturing, warehousing and other ground handling equipment, primarily electric industrial forklift trucks.

We evaluate business segment performance based primarily upon operating earnings, exclusive of highlighted charges. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) for the respective business segment or reporting location, to derive a primary working capital percentage ratio. Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount. Primary working capital was $330.4 million (yielding a primary working capital percentage ratio of 23.4%) at March 31, 2006, and $282.4 million (yielding a primary working capital percentage ratio of 24.7%) at March 31, 2005. The 1.3 percentage point decrease in the ratio during fiscal 2006 was primarily due to a lower level of inventory and a higher level of accounts payable, relative to sales. We closely manage our level of working capital due to the significant impact it has on cash flow and, as a result, our level of debt. Lastly, on a consolidated basis, we review short- and long-term debt levels, on a daily basis, with corresponding leverage ratios monitored, primarily using debt to EBITDA ratios, excluding highlighted charges. EBITDA is earnings before interest, income taxes, depreciation and amortization. Highlighted charges are expenses not normally incurred in the day-to-day operations of our business and, in our opinion, are not indicative of our core operating performance. Examples include charges incurred in fiscal 2004 associated with the costs of uncompleted acquisition attempts, an omnibus settlement with Invensys and costs in connection with a recapitalization transaction, charges incurred in fiscal 2005 associated with the write-off of unamortized deferred finance costs and a prepayment penalty on the repayment of our senior secured lien term loan in connection with our IPO, and charges incurred in fiscal 2006 for restructuring associated with cost reduction programs. See “Credit Facilities and Leverage” for a discussion of the use of EBITDA-non-GAAP.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing locations throughout the world. Over half of our net sales for fiscal 2004, 2005 and 2006 were generated outside of North America. More than half of our manufacturing capacity is located outside of the U.S. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year.

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

Due to competitive pressures, we have been subjected to continual and significant pricing pressures over the past several years. We anticipate heightened competitive pricing pressure as Chinese and other foreign producers, able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control our costs and maintain our pricing. Particularly over the past two fiscal years (2005 and 2006), we have experienced significant increases in many of our commodity costs. The LME price for lead alone, which approximates 21% of our total cost of goods sold, has increased approximately 75% since the beginning of fiscal year 2005. We estimate that selling price increases have resulted in the recovery of approximately 40%, on a cumulative basis since the beginning of fiscal 2005, of the higher costs of our commodities. Our selling price increases approximate 2% of net sales for both fiscal 2005 and fiscal 2006. Our business strategy in this environment of high commodity costs is to improve profitability by cost savings and pricing actions, as well as to tightly control operating cash flow and capital spending.

Our Corporate History

There have been several key stages in the development of our business, which explain to a significant degree our results of operations over the past three years.

We were formed in late 2000 by Morgan Stanley Capital Partners (currently Metalmark Capital), and the management of Yuasa, Inc. to acquire the industrial battery business of Yuasa Corporation (Japan) in North and South America. Our results of operations for the past five fiscal years have been significantly affected by our acquisition of ESG on March 22, 2002 and to a lesser extent, by FIAMM on June 1, 2005. The ESG acquisition more than doubled our size. Our results of operations for fiscal 2003 and thereafter, include ESG for the full fiscal years. Our results of operations for fiscal 2006 include FIAMM from its June 1, 2005 acquisition date.

Our successful integration of ESG provided global scale in both the reserve and motive power markets. The ESG acquisition also provided us with a further opportunity to reduce costs and improve operating efficiency that, among other initiatives, led to closing underutilized manufacturing plants, distribution facilities, sales offices and eliminating other redundant costs, including staff. FIAMM complements our existing European motive power business and also provided us with opportunities to reduce costs and improve operating efficiency.

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

In August 2004, in order to take advantage of the Company’s lower leverage and lower market borrowing costs, we amended our senior secured credit agreement and reduced our borrowing rates on the senior secured term loan B by 0.50%. The existing term loans ($361.1 million plus accrued interest) were paid off and simultaneously new term loans of $365.0 million were borrowed.

Our historical consolidated financial statements for fiscal 2003 and 2004 show our result of operations as a private company. In fiscal 2005 and fiscal 2006, the cost of complying with our new public company reporting obligations (and other costs associated with a public company) was approximately $3 million and $10 million, respectively. The significant increase in fiscal 2006 costs was due primarily to our compliance with the requirements of Sarbanes-Oxley Section 404.

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

We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our financial statements.

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

Warranty

We record a warranty reserve for possible claims against our product warranties, which generally run for a period of one- to twenty-years for our reserve power batteries and for a period of one-year to seven-years for our motive power batteries. The assessment of the adequacy of the reserve includes a review of open claims and historical experience.

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

Critical accounting estimates and assumptions related to our inventory obsolescence reserve are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

Pension Plans

We use certain assumptions in the calculation of the actuarial valuation of our defined benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return of assets. If actual results are less favorable than those projected by us, additional expense may be required.

Critical accounting estimates and assumptions related to the actuarial valuation of our defined benefit plans are evaluated periodically as conditions warrant and changes to such estimates are recorded as new information or changed conditions require revision.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases on recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

We evaluate on a quarterly basis the reliability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

Derivative Financial Instruments

The Company has entered into interest rate swap agreements and option agreements to manage risk on a portion of its long-term floating-rate debt. The Company has entered into lead forward purchase contracts to manage risk of the cost of lead. The Company has entered into foreign exchange forward contracts to manage risk on foreign currency exposures. The agreements are with major financial institutions, and the Company believes the risk of nonperformance by the counterparties is negligible. The counterparties to certain of these agreements are lenders under the Credit Agreement and liabilities related to these agreements are covered under the security provisions of the Credit Agreement. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company recognizes all derivatives as either assets or liabilities in the accompanying balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income (loss) if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value of cash flow of the asset or liability hedged. Effectiveness is measured on a regular basis by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed on the initial purchases each month that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such interest rate swap agreements. Inventory and cost of goods sold is adjusted to include the payments made or received under such lead and foreign currency forward contracts. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity are recognized in earnings in the period in which the underlying hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in earnings.

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

In fiscal 2004, market and economic conditions generally were stable and began improving, particularly in the second half of the fiscal year in the Americas and Asia. In fiscal 2004, excluding highlighted charges, earnings and operating cash flow increased as sales (excluding the effect of foreign currency translation) increased approximately 4%, the euro strengthened on average for the year by 18% against the dollar and cost reduction programs yielded additional savings. In fiscal 2005, economic growth and the market for industrial batteries were up significantly in the Americas, very strong in Asia, and showed modest growth in Europe. In fiscal 2006 market and economic conditions remained strong in all regions, however we experienced significant cost pressure on our raw material costs, primarily lead. See “Quarterly Information.”

Over the last three fiscal years, the costs of our raw materials (of which lead is our primary material) have risen significantly. We estimate that our average pure lead based cost (excluding premiums) per pound, as it affects our operating results, has risen from $0.23 in fiscal 2004 to $0.36 in fiscal 2005 and to $0.41 in fiscal 2006. Since the cost of purchased lead is not reflected in our cost of goods sold for two to three months after purchase, we compare our actual cost to London Metal Exchange (“LME”) prices that are in effect two to three months prior to the income statement period being shown. On this basis, average LME prices per period were $0.23, $0.40 and $0.44 in fiscal 2004, 2005 and 2006, respectively, as they would have been reflected in our operating results. Our estimated incremental lead cost (due to increased price) in fiscal 2006 over fiscal 2005 was approximately $23 million; the incremental cost in fiscal 2005 was approximately $44 million over fiscal 2004.

We have implemented a series of selling price increases to offset some of the impact of these rising commodity costs. We believe we recovered approximately 40% of the cumulative increase in commodity costs since the beginning of fiscal 2005. These selling price increases approximate 2% of net sales for both fiscal 2005 and 2006 respectively. We will continue to aggressively pursue price increases in fiscal 2007, but cannot assure you that our customers will accept future price increases.

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

For fiscal 2005 and 2006, we estimate that materials costs comprised approximately one-half of cost of goods sold. The largest single raw material cost is lead, which comprised approximately 21% of cost of goods sold in fiscal 2006.

We employ significant amounts of lead, plastics, steel, copper and other materials in our manufacturing processes. The costs of these raw materials, particularly lead, are volatile and beyond our control. Incremental lead costs were approximately $44 million in fiscal 2005 and $23 million in fiscal 2006 as a result of price increases experienced during that year. Lead is our single largest raw material item and the price of lead recently has experienced significant volatility. The highest price for lead during fiscal 2005 was $0.479 per pound on December 31, 2004. The highest price for lead during fiscal 2006 was $0.657 per pound on February 2, 2006, and the highest price for lead since the end of fiscal 2006 was $0.597 per pound on May 11, 2006. Lead, plastics, steel and copper in the aggregate represent our principal raw materials costs. Volatile raw materials costs can significantly affect our operating results and make period-to-period comparisons difficult. The costs of commodity raw materials such as lead, steel and copper have increased significantly in recent periods. We attempt to control our raw materials costs through strategic purchasing decisions. Where possible, we pass along some or all of our increased raw materials costs to our customers. The following table shows certain average commodity prices for fiscal 2004, 2005 and 2006, which have not been adjusted for the timing of the impact on our financial results:

	2004	2005	2006
Lead $/lb.(1)	$0.277	$0.417	$0.473
Steel $/lb.(2)	0.169	0.267	0.255
Copper $/lb.(1)	0.931	1.361	1.901

(1)	Source: London Metal Exchange (“LME”)
(2)	Source: Nucor Corporation

Labor and overhead are primarily attributable to our manufacturing facilities. Overhead includes plant operating costs such as utilities, repairs and maintenance, taxes, supplies and depreciation.

Operating expenses include all non-manufacturing selling, general and administrative, engineering and other expenses. These include salaries and wages, sales commissions, fringe benefits, professional fees, supplies, maintenance, general business taxes, rent, communications, travel and entertainment, depreciation, advertising and bad debt expenses.

Operating expenses in fiscal 2006 were incurred in the following functional areas of our business (as a percent of the total) and are substantially similar in both of our business segments.

Selling	64%
General and administrative	30
Engineering	6

Total	100%

Restructuring and other charges

In comparing fiscal 2006 financial results to fiscal 2005, management believes it is appropriate to highlight the $8.6 million of operating restructuring and other charges incurred in fiscal 2006 and the $6.0 million of non-operating IPO-related charges that occurred in fiscal 2005.

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

Results of Operations—Fiscal 2006 Compared to Fiscal 2005

The following table presents consolidated fiscal year ended March 31, 2006, compared to fiscal year ended March 31, 2005, statement of operations highlights:

	Fiscal 2005		Fiscal 2006		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$1,083.9	100.0%	$1,283.3	100.0%	$199.4	18.4%
Cost of goods sold	828.5	76.4	1,006.5	78.4	178.0	21.5

Gross profit	255.4	23.6	276.8	21.6	21.4	8.4
Operating expenses	179.0	16.5	199.9	15.6	20.9	11.7
Restructuring and other charges	—	—	8.6	0.7	8.6	100.0

Operating earnings	76.4	7.0	68.3	5.3	(8.1)	(10.6)
Interest expense	23.3	2.1	24.9	1.9	1.6	6.9
Charges relating to a write-off of deferred financing costs and a prepayment penalty	6.0	0.6	—	—	(6.0)	(100.0)
Other (income) expense, net	(2.6)	(0.2)	(1.4)	(0.1)	1.2	(46.2)

Earnings before income taxes	49.7	4.6	44.8	3.5	(4.9)	(9.9)
Income tax expense	17.3	1.6	14.1	1.1	(3.2)	(18.5)

Net earnings	$32.4	3.0%	$30.7	2.4%	$(1.7)	(5.2)

Overview

Fiscal 2006 results include a net sales increase over fiscal 2005 of 18.4% but a 5.2% net earnings decrease due primarily to the unfavorable effect of higher commodity costs of approximately $39 million, increased public company costs of approximately $7 million, partially offset by increased sales volume, price increases to our customers and our cost savings initiatives. We estimate that our price increases realized in fiscal 2006 approximate 2% of net sales. We estimate that the impact of higher lead costs alone, our primary raw material, unfavorably affected our operating earnings by approximately $23 million in fiscal 2006.

In comparing fiscal 2006 financial results to fiscal 2005, management believes it is appropriate to highlight the $8.6 million of operating restructuring and other charges incurred in fiscal 2006 and the $6.0 million of non-operating IPO-related charges that occurred in fiscal 2005.

Net sales by geographic region were as follows:

	Fiscal 2005		Fiscal 2006		Increase (Decrease)
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Europe	$568.8	52.5%	$675.4	52.6%	$106.6	18.7%
Americas	450.0	41.5	535.9	41.8	85.9	19.1
Asia	65.1	6.0	72.0	5.6	6.9	10.6

Total	$1,083.9	100.0%	$1,283.3	100.0%	$199.4	18.4

All geographic regions experienced solid sales growth in fiscal 2006. The euro, which had strengthened throughout fiscal 2005, weakened by 5% in 2006, having an impact on our Europe business. We believe the Americas business continued to gain market share with particularly strong growth in the motive power segment. Asia’s revenue growth is primarily attributed to continued general business expansion in that region. Further, Europe revenue benefited from the FIAMM and GAZ acquisitions, which increased their net sales by approximately

$64 million in fiscal 2006. After excluding the impact of the FIAMM and GAZ acquisitions and adjusting for the impact of the weaker currencies (primarily the euro) in fiscal 2006, consolidated net sales increased approximately 15% compared to the prior year.

Operating earnings by geographic region were as follows:

	Fiscal 2005		Fiscal 2006		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Europe	$32.1	5.6%	$35.7	5.3%	$3.6	11.2%
Americas	38.7	8.6	39.5	7.4	0.8	2.1
Asia	5.8	8.9	1.9	2.6	(3.9)	(67.2)
Other	(0.2)	N/A	(0.2)	N/A	—	—

Subtotal	76.4	7.0	76.9	6.0	0.5	0.7
Restructuring and other charges	—	—	8.6	0.7	8.6	100.0

Total	$76.4	7.0%	$68.3	5.3%	$(8.1)	(10.6)

Adjusting for the unfavorable impact of weaker currencies (primarily the euro), Europe’s operating earnings increased approximately 12% in fiscal 2006, which is less than the net sales growth of approximately 19%. This slower growth in operating earnings was primarily attributable to higher commodity and public company costs, partially offset by sales price increases and cost savings programs.

Americas’ operating earnings increased moderately as net sales grew by approximately 19%. The Americas’ operating earnings were also adversely affected by higher commodity and public company costs, which were partially offset by sales price increases and cost savings programs.

Asia’s operating earnings were negatively affected by higher commodity costs in fiscal 2006 with virtually no increase in sales prices realized as competitive conditions remain particularly challenging in this region.

A discussion of specific fiscal 2006 versus fiscal 2005 operating results follows, including an analysis and discussion of the results of our two business segments.

Net Sales

	Fiscal 2005		Fiscal 2006		Increase
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Reserve Power	$510.5	47.1%	$571.1	44.5%	$60.6	11.9%
Motive Power	573.4	52.9	712.2	55.5%	138.8	24.2

Total	$1,083.9	100.0%	$1,283.3	100.0%	$199.4	18.4

Net sales increased $199.4 million or 18.4% in fiscal 2006 over fiscal 2005. Weaker European currencies, primarily the euro compared to the U.S. dollar, resulted in a decrease of $28.4 million in fiscal 2006 net sales or 2.6%. The euro exchange rate to the U.S. dollar averaged $1.21 ($/ €) in fiscal 2006 compared to $1.27 ($/ €) in fiscal 2005. Excluding the effect of foreign currency translation, net sales increased 21.0% or $227.8 million in fiscal 2006 over fiscal 2005. Excluding the effect of foreign currency translation, both the Americas region’s net sales (up 18.5%) and Europe region’s net sales (up 24.5%) showed strong growth in fiscal 2006 compared to fiscal 2005. Our Asia sales in fiscal 2006 increased 10.0% operationally (excluding the effect of foreign currency charges) in comparison to fiscal 2005 as a result of steady growth in many areas, partially offset by certain sales lost due to customer pricing.

Strong efforts to pass through higher commodity costs via sales price increases were made in all regions. As described previously, competitive conditions remain challenging in our industry, with only a partial recovery of higher commodity costs experienced in fiscal 2006 from sales price increases. We estimate realized selling price increases of approximately 2% in fiscal 2006, which represents roughly one-half of the commodity cost increases experienced during this year. We remain highly focused on maximizing our pricing actions with the full impact from our two most recent announced price increases (November 2005 of 6% and January 2006, 5-10%), expected to be realized during the first half of fiscal 2007. The time lag in realizing announced price increases in our operating results is caused primarily by the impact of our order backlog. We expect to realize significantly greater price recovery in fiscal 2007 than was experienced in fiscal 2006. In general, more selling price realization has occurred in our motive power business in comparison to our reserve power business during fiscal 2006.

Fiscal 2006 net sales growth, excluding the effect of foreign currency translation, in reserve power and motive power was approximately 14.3% and 27.0%, respectively, compared to fiscal 2005.

In the Reserve Power segment (excluding the effect of foreign currency translation) when comparing fiscal 2006 sales to fiscal 2005 sales, our Reserve Power segment achieved solid growth in fiscal 2006 primarily due to improving sales trends for both telecom and UPS battery markets and the strong sales of aerospace and defense batteries, coupled with the impact of approximately $4 million of increased sales from the October 2005 GAZ acquisition.

The strong growth experienced in our Motive Power segment in the prior year continued into fiscal 2006. Additionally, the segment included the impact of approximately $60 million in sales from the June 1, 2005 FIAMM acquisition and the continued expansion of our Asia motive power business. See Note 3 to the Consolidated Financial Statements in this Form 10-K for descriptions of the FIAMM and GAZ acquisitions.

Gross Profit

	Fiscal 2005		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$255.4	23.6%	$276.8	21.6%	$21.4	8.4%

Gross profit increased $21.4 million or 8.4 % in fiscal 2006 compared to fiscal 2005. Gross profit, excluding the effect of foreign currency translation, increased $26.6 million or 10.4% in fiscal 2006 compared to fiscal 2005. Gross profit margin declined 200 basis points in fiscal 2006 compared to fiscal 2005. The primary cause of the decline in gross profit margin is attributed to higher commodity and energy costs. Pricing recovery to offset higher commodity costs was approximately 2% of net sales and continues to be challenging. Incremental commodity costs in fiscal 2006 compared to the pricing of commodities in the comparable periods of fiscal 2005 were approximately $39 million. Lead represents our principal raw material and approximates 21% of total cost of goods sold for fiscal 2006. Lead costs continue to increase dramatically and, on an LME basis as it affects our income statement, approximated $0.41/lb in fiscal 2006 compared to approximately $0.36/lb in the prior year. We continue to focus on cost savings initiatives to help mitigate the rising cost of commodities. Our sales initiatives will continue to focus on improving product mix to higher margin products and implementing sales price increases to offset commodity cost increases.

Operating Expenses

	Fiscal 2005		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$179.0	16.5%	$199.9	15.6%	$20.9	11.7%

Operating expenses were increased $20.9 million or 11.7% in fiscal 2006 over fiscal 2005. Excluding the effect of foreign currency translation, operating expenses increased 14.4%. Adjusting for expenses associated with being a public company of approximately $10 million in fiscal 2006 and $3 million in fiscal 2005, our operating expenses increased $19.0 million or 10.8% on a constant dollar basis, compared to the prior year, partially reflecting the additional operating expenses of the acquired FIAMM and GAZ businesses and increased sales volume. Selling expenses were 64.2% of operating expenses in fiscal 2006, compared to 65.4% in fiscal 2005 as we continued to further reduce our costs in this area.

Restructuring and Other Charges—Operating

Included in our fiscal 2006 operating results are $8.6 million of highlighted restructuring and other charges that were incurred to cover estimated costs, primarily in Europe, of staff reductions, exiting and moving product lines, closing several ancillary locations, and a non-cash write-off of machinery and equipment based on impairment testing. These were primarily driven by the FIAMM and GAZ acquisitions.

Operating Earnings

	Fiscal 2005		Fiscal 2006		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$36.8	7.2%	$34.5	6.0%	$(2.3)	(6.3)%
Motive power	39.8	6.9	42.4	6.0	2.6	6.5
Other	(0.2)	—	—	N/A	0.2	100.0

Subtotal	76.4	7.0	76.9	6.0	0.5	0.7
Restructuring and other charges	—	—	8.6	0.7	8.6	100.0

Total	$76.4	7.0%	$68.3	5.3%	$(8.1)	(10.6)

Fiscal 2006 operating earnings of $68.3 million were $8.1 million lower than in fiscal 2005. Excluding the effect of foreign currency translation and the highlighted charges in fiscal 2006, operating earnings increased 0.9%. Our reserve power segment, excluding the effect of foreign currency translation, decreased 7.1%, and our margin declined 122 basis points. Our motive power segment, excluding the effect of foreign currency translation and the highlighted charges, increased 7.3% and our margin declined 94 basis points. As discussed above, our operating earnings were significantly affected by higher commodity costs and increased public company costs, partially offset by selling price increases and our continuing cost savings programs.

Interest Expense

Fiscal 2006 interest expense of $24.9 million (net of interest income of $0.3 million) increased 7.0% over fiscal 2005. Our average debt outstanding in fiscal 2006 was $417 million compared to $426 million in fiscal 2005. Our average interest rate on borrowings incurred in fiscal 2006 was 5.7% compared to 4.9% in fiscal 2005. Included in fiscal 2006 interest expense are non-cash charges of $1.4 million for deferred financing fees, unchanged from fiscal 2005. The increase in interest expense is due primarily to higher interest rates in fiscal 2006, partially offset by lower average borrowings.

Other Charges Non—Operating

The highlighted non-operating charges of $6.0 million in fiscal 2005 included a $2.4 million prepayment penalty and a $3.6 million non-cash write-off of deferred financing costs that were associated with the IPO. There were no highlighted non-operating charges in fiscal 2006.

Other Income, Net

Fiscal 2006 other income of $1.4 million consists primarily of foreign currency transaction gains of $1.3 million. This compares to fiscal 2005 other income of $2.6 million, which consisted primarily of $1.9 million in foreign currency transaction gains. Both years’ transaction gains were primarily associated with certain debt instruments.

Earnings Before Income Taxes

Fiscal 2006 earnings before income taxes were $44.8 million, a decrease of $4.9 million compared to fiscal 2005. Excluding the $8.6 million of highlighted restructuring and other charges in fiscal 2006 and the $6.0 million in highlighted IPO-related charges in fiscal 2005, fiscal 2006 earnings before income taxes declined $2.3 million, primarily because of higher commodity and public company costs.

Income Tax Expense

The fiscal 2006 effective income tax rate was 31.4% compared to 34.9% in fiscal 2005. This rate reduction is primarily due to a change in the mix of earnings among our various legal entities in multiple foreign jurisdictions, which resulted in a higher proportion of our consolidated earnings being in tax jurisdictions with tax rates lower than our previous global averages, and a non-recurring $0.5 million tax benefit recorded in the third quarter of fiscal 2006.

Net Earnings

Fiscal 2006 net earnings were $30.7 million compared to fiscal 2005 earnings of $32.4 million. The $1.7 million decrease is due primarily to a $21.4 million increase in gross profit, offset by a $20.9 million increase in operating expenses, $8.6 million of fiscal 2006 highlighted charges compared to $6.0 million in fiscal 2005, a $1.6 million increase in interest expense, and a $1.2 million decrease in other income. Also partially offsetting the decrease was a $3.2 million decrease in income tax expense which reflects the reduction of the pre-tax earnings and the effective income tax rate.

Results of Operations—Fiscal 2005 Compared to Fiscal 2004

The table below presents consolidated fiscal year ended March 31, 2005, compared to fiscal year ended March 31, 2004, statement of operations highlights:

	Fiscal 2004		Fiscal 2005		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$969.1	100.0%	$1,083.9	100.0%	$114.8	11.8%
Cost of goods sold	722.8	74.6	828.5	76.4	105.7	14.6

Gross profit	246.3	25.4	255.4	23.6	9.1	3.7
Operating expenses	171.4	17.7	179.0	16.5	7.6	4.4
Charges relating to restructuring, bonuses and uncompleted acquisitions	21.1	2.2	—	—	(21.1)	(100.0)

Operating earnings	53.8	5.6	76.4	7.0	22.6	42.0
Interest expense	20.3	2.1	23.3	2.1	3.0	14.8
Charges relating to a settlement agreement, write-off of deferred financing costs and a prepayment penalty	31.0	3.2	6.0	0.6	(25.0)	(80.6)
Other (income) expense, net	(5.3)	(0.5)	(2.6)	(0.2)	2.7	(50.9)

Earnings before income taxes	7.8	0.8	49.7	4.6	41.9	537.2
Income tax expense	3.0	0.3	17.3	1.6	14.3	476.7

Net earnings	$4.8	0.5%	$32.4	3.0%	$27.6	575.0

Overview

Fiscal 2005 results included both a net sales increase and a net income increase despite the unfavorable effect of record high level of costs of commodities. We estimate that the impact of higher lead costs alone, our primary raw material, unfavorably affected our operating earnings by approximately $44 million. We partially mitigated this dramatic rise in raw material costs through price increases being passed through to our customers (which was approximately 2% of net sales) and by continuing cost savings programs throughout the Company.

In comparing fiscal 2005 results to fiscal 2004 operating results, management believes it is appropriate to highlight charges incurred ($6.0 million of non-operating highlighted charges in 2005 and $21.1 million of operating highlighted charges and $31.0 million of non-operating highlighted charges in fiscal year 2004).

Net sales by geographic region were as follows:

	Fiscal 2004		Fiscal 2005		Increase (Decrease)
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Europe	$511.1	52.7%	$568.8	52.5%	$57.7	11.3%
Americas	408.8	42.2	450.0	41.5	41.2	10.1
Asia	49.2	5.1	65.1	6.0	15.9	32.3

Total	$969.1	100.0%	$1,083.9	100.0%	$114.8	11.8

All geographic regions experienced sales growth in fiscal 2005. The euro, which strengthened by approximately 8% in fiscal 2005, had a significant favorable impact on our Europe business. We believe the Americas business continued to gain market share with particularly strong growth in the motive power segment. Asia’s revenue growth is attributed to modest market share gains and general business expansion in that region. After adjusting for the impact of stronger currencies (primarily the euro), consolidated net sales increased approximately 8% compared to the prior year.

Operating earnings by geographic region were as follows:

	Fiscal 2004		Fiscal 2005		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Europe	$36.2	7.1%	$32.1	5.6%	$(4.1)	(11.3)%
Americas	34.8	8.5	38.7	8.6	3.9	11.2
Asia	4.3	8.7	5.8	8.9	1.5	34.9
Other	(0.4)	N/A	(0.2)	N/A	0.2	50.0

Subtotal	74.9	7.7	76.4	7.0	1.5	2.0
Restructuring and other charges	(21.1)	(2.2)	—	—	21.1	100.0

Total	$53.8	5.6%	$76.4	7.0%	$22.6	42.0

Europe’s operating earnings decreased in fiscal 2005 in spite of net sales growth of approximately 4%, after adjusting for the favorable impact of stronger European currencies (primarily the euro). This decrease was primarily attributable to higher commodity costs, partially offset by sales price increases and cost savings programs. America’s operating earnings increased moderately as net sales grew by approximately 10%, with our motive power business continuing to gain additional market share. The America’s operating earnings were also adversely affected by higher commodity costs, which were partially offset by sales price increases and cost savings programs. Asia’s operating earnings increased, as strong growth was experienced in net sales from our continued expansion of business in this region. Asia operating earnings were negatively impacted by higher commodity costs in fiscal 2005 with virtually no increase in sales prices realized as competitive conditions remain particularly challenging in this region.

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

Fiscal 2005 sales, excluding the effect of foreign currency translation, increased 7.6%, or $73.4 million. The remaining fiscal 2005 increase of $41.4 million was attributable to the strong European currencies, primarily the euro compared to the U.S. dollar. The euro exchange rate to the U.S. dollar averaged 1.27 ($ / €) in fiscal 2005 compared to 1.18 ($ / €) in fiscal 2004. Strong efforts to pass through higher commodity costs via sales price increases were made in both the Americas and Europe. As described previously, competitive conditions were challenging in our industry, with only a partial recovery of higher commodity costs experienced in fiscal 2005 from sales price increases. We estimate that approximately 40% of our fiscal 2005 increase in commodity costs was recovered. We estimate realized selling price increases of approximately 2% in fiscal 2005. In general, more selling price realization was experienced in our motive power business in comparison to our reserve power business. Further, competitive conditions in Asia were particularly challenging with virtually no sales price increases realized in fiscal 2005.

Fiscal 2005 net sales growth, excluding the effect of foreign currency translation, in reserve power and motive power was approximately 2.2% and 12.8%, respectively, compared to fiscal 2004. While the motive power segment benefited from strong market growth and selling price increases, the reserve power market showed only modest growth with little increase in selling prices. We expanded our Asian motive power business by focusing on both new sales initiatives and increasing manufacturing capabilities in our China plants.

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

Operating Expenses

	Fiscal 2004		Fiscal 2005		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$171.3	17.7%	$179.0	16.5%	$7.6	4.4%

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

Restructuring and Other Charges—Operating

Restructuring and other charges-operating for fiscal 2004 of $21,147 includes charges for uncompleted acquisitions (primarily legal and professional fees), plant closing costs related to the final settlement of labor matters relating to a North American plant closed in fiscal 2002 and a special bonus paid, including related payroll costs, in connection with the March 17, 2004 recapitalization transaction (see Note 2 to the consolidated financial statements).

Operating Earnings

	Fiscal 2004		Fiscal 2005		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$38.5	8.0%	$36.8	7.2%	$(1.7)	(4.4)%
Motive power	36.8	7.5	39.8	6.9	3.0	8.2
Other	(0.4)	—	(0.2)	—	0.2	(50.0)

Subtotal	74.9	7.7	76.4	7.0	1.5	2.0
Charges relating to restructuring, bonuses and uncompleted acquisitions	(21.1)	(2.2)	—	—	21.1	(100.0)

Total	$53.8	5.6%	$76.4	7.0%	$22.6	42.0

Fiscal 2005 operating earnings, excluding the effect of foreign currency translation and the highlighted charge in fiscal 2004, increased 0.8%. Our reserve power segment, excluding the effect of foreign currency translation, decreased 6.8%, and our margin declined 0.7 basis points. Our motive power segment, excluding the effect of foreign currency translation, increased 8.1% and our margin declined 0.3 basis points. As discussed above, our operating earnings were significantly affected by higher raw material costs offset by selling price increases and our continuing cost savings programs.

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

Other Charges

Included in our fiscal 2005 operating results are $6.0 million of non-operating highlighted charges that were incurred as a result of our IPO. Included in our fiscal 2004 operating results are $30.9 million of non-operating highlighted charges that were incurred primarily as a result of a Settlement Agreement (see Note 9 to the Consolidated Financial Statements) and the March 2004 recapitalization transaction. See Note 22 to the Consolidated Financial Statements for more details concerning these highlighted charges.

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

Earnings Before Income Taxes

Fiscal 2005 earnings before income taxes were $49.7 million, an increase of $42.0 million compared to fiscal 2004. Eliminating the $6.0 million highlighted charges in fiscal 2005 and $52.1 million in aggregate highlighted charges in fiscal 2004, fiscal 2005 earnings before income taxes declined $4.2 million, primarily because of higher raw material costs.

Income Tax Expense

The fiscal 2005 effective income tax rate was 34.9% compared to 37.9% in fiscal 2004. This decrease is primarily the result of a higher portion of our pretax earnings in jurisdictions with lower tax rates than in fiscal 2004.

Net Earnings

Fiscal 2005 net earnings were $32.4 million compared to fiscal 2004 earnings of $4.8 million. Excluding the $6.0 million fiscal 2005 highlighted charges and the $52.1 million fiscal 2004 highlighted charges, fiscal 2005 net earnings decreased $18.5 million or 32.5%. The fiscal 2005 $1.5 million increase in operating earnings (excluding the fiscal 2004 highlighted charges) was offset by the $2.9 million increase in interest expense, the $2.7 million decrease in other income, and the $14.4 million increase in income taxes which reflects the elimination of the tax benefit recorded on the highlighted charges in fiscal 2004.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2004, 2005, and 2006 were $17.2 million, $21.3 million, and $15.2 million respectfully.

Cash provided by operating activities for fiscal 2004, 2005, and 2006 was $39.2 million, $29.4 million, and $42.9 million, respectfully.

The $13.5 million improvement in operating cash flow in fiscal 2006 was primarily from three areas. Spending of $12.9 million in fiscal 2006 on our restructuring activities was lower than in fiscal 2005 by $14.2 million. Accrued expenses and other liabilities (excluding the effect from restructuring spending) provided an improvement to cash flow of $26.8 million in fiscal 2006 compared to fiscal 2005, primarily due to substantially higher payments on these liabilities made in fiscal 2005 than in fiscal 2006. These improvements in operating cash flow were partially offset by an increase in cash used for primary working capital of $19.4 million and $8.1 million of miscellaneous other items such as changes in the deferred tax provision.

Cash used in investing activities for fiscal 2004, 2005 and 2006 was $27.0 million, $29.0 million and $76.9 million, respectively. Capital expenditures were $28.6 million, $31.8 million and $39.7 million in fiscal 2004, 2005 and 2006, respectively. The increase in capital expenditures in fiscal 2006 was primarily for additional capacity and new products. Additionally, the Company invested $38.1 million in fiscal 2006, primarily for the FIAMM and GAZ acquisitions.

Cash provided by (used in) financing activities for fiscal 2004, 2005 and 2006 was $(40.0) million, $1.2 million and $26.3 million respectively. The fiscal 2004 amount reflects the financing transactions related to the Invensys settlement and the recapitalization. The fiscal 2005 amount relates primarily to transactions related to the initial public offering of common stock. The net proceeds from the fiscal 2005 offering were approximately $139.2 million. The net proceeds and $1.7 million of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123.0 million) and to prepay a portion ($17.9 million) of our $380.0 million senior secured term loan B in fiscal 2005. The fiscal 2006 amount relates primarily to the $29.9 million (euro €25.0 million) financing of the FIAMM acquisition.

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

In connection with the recapitalization on March 17, 2004, we refinanced our previously existing credit facilities and entered into a new $480.0 million senior secured credit facility, which consisted of a $380.0 million senior secured term loan B and a $100.0 million senior secured revolving credit facility, and entered into a new $120.0 million senior second lien term loan. We used the proceeds of the combined $500.0 million in term loans to fund a cash payment to our existing stockholders and certain members of our management in the amount of $270.0 million, refinance the majority of our existing debt and pay accrued interest in the total amount of $219.0 million and to pay transaction costs of $11.0 million. No amounts were borrowed under the revolving credit line in conjunction with the cash payment. The purpose of the $270.0 million cash payment was to provide liquidity to our existing stockholders and management. The decision to provide liquidity at such time was driven primarily by the strength of the debt capital markets at the time, as well as the speed and certainty of execution associated with the recapitalization.

In August 2004, in order to take advantage of the Company’s lower leverage and resulting lower market borrowing costs after completion of the initial public offering, we amended our senior secured credit agreement and reduced our borrowing rates on the senior secured term loan B by 0.50%. The existing term loans ($361.1 million plus accrued interest) were paid off and simultaneously new term loans of $365.0 million were borrowed.

The $365.0 million senior secured term loan B has a 0.25% quarterly principal amortization and matures on March 17, 2011. The $100.0 million senior secured revolving credit facility matures on March 17, 2009. Borrowings under this credit agreement bears interest at a floating rate based, at our option, upon a LIBOR rate plus an applicable percentage or the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage. The average effective borrowing rate on our total debt for fiscal 2004, 2005 and 2006 were 5.0%, 4.9% and 5.7%, respectively. See Note 12 of the notes to consolidated financial statements for information on our interest rate swap agreements. In March 2005, we amended our senior secured credit agreement to permit the Company’s acquisition of the motive power battery business of FIAMM S.p.A. and the secured financing for such acquisition. Additionally, the amendment revised the senior secured leverage ratio for the Company’s following six quarters. See Note 9 of the notes to the consolidated financial statements for further discussion of this financing.

All obligations under the senior secured credit agreement are secured by, among other things, substantially all of our U.S. assets. Our credit agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions.

We currently are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our expected cash requirements.

In addition to cash flows from operating activities, we had available credit lines of $130.7 million at March 31, 2006 and $125.4 million at March 31, 2005 to cover short-term liquidity requirements. On a long-term basis, our senior secured revolving credit facility is committed through March 2009, as long as we continue to comply with the covenants and conditions of the facility agreement. Included in our available credit lines at March 31, 2006, our senior secured revolving credit facility has availability for borrowing of $98.9 million.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2006, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in millions)
Short-term debt	$6,571	$6,571	$—	$—	$—
Long-term debt	392,367	8,225	18,880	363,441	1,821
Capital lease obligations	3,552	1,367	1,617	563	5
Operating leases	21,250	7,944	9,546	2,940	820
Pension and profit sharing	20,908	1,473	3,188	3,634	12,613
Restructuring	17,773	6,073	2,535	1,502	7,663

Total	$462,421	31,653	35,766	372,080	22,922

Under our senior secured credit facility, we had outstanding standby letters of credit of $0.3 million, $0.8 million and $1.2 million at March 31, 2004, 2005 and 2006, respectively. The amounts shown in the table above do not include interest charges on these cash obligations.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce total debt and reduce our leverage ratios. Shown below are the leverage ratios in connection with our senior secured credit agreement for fiscal 2005 and 2006. Our reduced leverage in fiscal 2005 reflects the use of proceeds from our IPO. Our increased leverage in fiscal 2006 reflects the borrowings to fund the FIAMM and GAZ acquisitions in June 2005 and October 2005, respectively. The total leverage ratio for fiscal 2006 is 3.4 times adjusted EBITDA-non-GAAP as described below. We believe our future operating cash flow, net of capital expenditures, will reduce total debt and our leverage ratios. The following table provides a reconciliation of net earnings to EBITDA-non-GAAP and Adjusted EBITDA-non-GAAP:

	Fiscal 2005		Fiscal 2006
Net earnings as reported	$32.4		$30.7
Add back:
Depreciation and amortization	40.2		41.9
Interest expense	23.3		24.9
Income tax expense	17.3		14.1

EBITDA-non GAAP(1)	$113.2		$111.6
Adjustments per credit agreement definitions	6.0	(2)	5.4	(3)

Adjusted EBITDA-non-GAAP per credit agreements	$119.2		$117.0

Senior debt, net(4)	349.0		384.8
Total debt, net(4)	357.7		394.8

Leverage ratios:
Senior debt/adjusted EBITDA ratio(5)	2.9	X	3.3	X
Maximum ratio permitted	3.9	X	3.8	X
Total debt/adjusted EBITDA ratio(5)	3.0	X	3.4	X
Maximum ratio permitted	5.0	X	4.4	X
Consolidated interest coverage ratio(5)	5.4	X	4.9	X
Minimum ratio required	3.1	X	3.2	X

(1)	We have included EBITDA and adjusted EBITDA because management uses it as a key measure of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our senior secured credit facility are based on EBITDA, subject to adjustments, which is shown above. Because we have a significant amount of debt, and because continued availability of credit under our senior secured credit facility is critical to our ability to meet our business plan, we believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding term and revolving credit loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing costs, which is included in interest expense.
(2)	The $6.0 million of non-operating expense adjustments in fiscal 2005 were incurred in connection with our IPO, which included a prepayment penalty of $2.4 million and the write-off of deferred financing costs of $3.6 million.
(3)	The $5.4 million of operating expense adjustments in fiscal 2006 included primarily $1.4 million for equipment write-offs and fixed asset impairment and a $4.0 million adjustment for restructuring.
(4)	Debt includes capital lease obligations and letters of credit issued under the senior secured credit facility and is net of U.S. cash and cash equivalents. Senior debt excludes unsecured debt.
(5)	These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum or minimum ratios permitted or minimum ratio required under our senior secured credit facility.

Stockholders’ Equity

Stockholders’ equity increased $7.5 million during fiscal 2006, representing net earnings of $30.7 million, a reduction for currency translation adjustments of $24.6 million due primarily to the weakening of the European currencies, $2.2 million decrease due primarily to minimum pension liability, a $1.7 million unrealized gain on derivative instruments and $1.9 million of proceeds from the exercise of stock options. Stockholders’ equity increased $198.3 million during fiscal 2005, reflecting the net proceeds from our IPO of $139.2 million, our net earnings of $32.4 million, currency translation adjustments, primarily due to the strengthening of the European currencies, of $21.7 million, unrealized gain on derivative instruments (interest rate swaps and lead hedges) of $2.7 million, proceeds from the exercise of stock options of $2.4 million, $0.2 million of stock compensation related to stock options issued during the year, offset by $0.3 million due to an increase in the minimum pension liability adjustment.

New and Proposed Accounting Pronouncements

New Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment (“SFAS 123(R)”), which supersedes SFAS No. 123 and APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company was required to adopt the provisions of SFAS 123(R) on April 1, 2006. Under SFAS No. 123(R), the Company determined the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include the prospective, retrospective, or modified-prospective methods. The prospective method only relates to the options that were issued prior to the Company’s initial public offering that have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB Opinion No. 25. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented.

Unvested options outstanding upon adoption that were accounted for under the minimum value method in accordance with SFAS No. 123 and APB Opinion No. 25, will continue to be accounted for under the minimum value method. All other unvested options outstanding upon adoption will be accounted for under the modified–prospective method. The Company has evaluated the requirements of SFAS 123(R) and will be using the Black-Scholes option-pricing model to value all of its unvested stock options and the modified prospective method in applying the requirements of SFAS No. 123(R). The Company expects to recognize additional compensation expense for 2007 of approximately $0.7 million.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities however, in periods of abnormal high production, the amount of fixed overhead allocated to products is decreased so that inventories are not measured above cost. The Company was required to adopt these provisions on April 1, 2006 and has determined there will not be a material impact from SFAS 151 on the consolidated financial statements.

Quarterly Information

Fiscal 2005 and 2006 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2006 versus fiscal 2005 analyses previously discussed.

	Fiscal 2005				Fiscal 2006
	July 4, 2004 1st Qtr.	Oct 3, 2004 2nd Qtr.	Jan 2, 2005 3rd Qtr.	March 31, 2005 4th Qtr.	July 3, 2005 1st Qtr.	Oct 2, 2005 2nd Qtr.	Jan 1, 2006 3rd Qtr.	March 31, 2006 4th Qtr.
	(in millions, except per share amounts)
Net sales	$263.3	$261.3	$273.7	$285.6	$303.9	$304.4	$321.8	$353.2
Cost of goods sold	196.6	200.2	213.3	218.4	237.4	240.2	252.2	276.7

Gross profit	66.7	61.1	60.4	67.2	66.5	64.2	69.6	76.5
Operating expenses, including amortization	44.6	41.3	43.8	49.3	48.9	48.3	49.9	52.8
Charges relating to restructuring	—	—	—	—	—	6.0	2.6	—

Operating earnings	22.1	19.8	16.6	17.9	17.6	9.9	17.1	23.7
Interest expense	7.4	5.9	5.2	4.8	5.8	6.3	6.4	6.4
Charges relating to a write-off of deferred financing costs and a prepayment penalty	—	6.0	—	—	—	—	—
Other (income) expense, net	0.3	(1.5)	0.9	(2.4)	(1.6)	(0.1)	(0.2)	0.5

Earnings before income taxes	14.4	9.4	10.5	15.5	13.4	3.7	10.9	16.8
Income tax expense	5.4	3.0	3.7	5.3	4.6	1.2	3.1	5.1

Net earnings	$9.0	$6.4	$6.8	$10.2	$8.8	$2.5	$7.8	11.7
Series A convertible preferred stock dividends	8.2	—	—	—	—	—	—	—
Net earnings available to common stockholders	$0.8	$6.4	$6.8	$10.2	$8.8	$2.5	$7.8	11.7

Net earnings per common share
Basic	$0.08	$0.15	$0.15	$0.22	$0.19	$0.05	$0.17	$0.25
Diluted	0.08	0.15	0.14	0.22	0.19	0.05	0.17	0.25

Weighted average shares outstanding
Basic	11,014,421	42,648,856	45,954,336	46,047,821	46,166,709	46,214,469	46,249,384	46,278,229
Diluted	11,516,868	43,211,763	46,681,392	46,776,768	46,366,789	46,900,296	46,949,052	46,941,858

Net Sales

Quarterly net sales by business segment were as follows:

	Fiscal 2005				Fiscal 2006
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales:
Reserve power	$124.8	$129.2	$128.3	$128.2	$136.3	$140.0	$140.8	$154.1
Motive power	138.5	132.1	145.4	157.4	167.6	164.4	181.0	199.1

Total	$263.3	$261.3	$273.7	$285.6	$303.9	$304.4	$321.8	$353.2

Segment net sales as % total:
Reserve power	47.4%	49.4%	46.9%	44.9%	44.8%	46.0%	43.8%	43.6%
Motive power	52.6	50.6	53.1	55.1	55.2	54.0	56.2	56.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Fiscal 2006 net sales on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation, showed increases of approximately 5.1%, 1.2%, 12.0% and 8.1%. The generally favorable global economic conditions that we experienced in fiscal 2005 continued to favorably impact our sales in fiscal 2006. Historically, a smaller sequential change in the first quarter is typical of our business as our fourth quarter is generally our strongest. Our motive power segment is heavily influenced by growth in the manufacturing sector, and included the results of FIAMM since its acquisition on June 1, 2005. In fiscal 2006, the motive power segment posted solid double-digit year-on-year percentage gains. Our reserve power segment, which is dependant on growth in telecom, UPS and aerospace & defense, and included the results of GAZ since its acquisition on October 11, 2005, posted solid year-on-year percentage gains in the first half of fiscal 2006 and double-digit year-on-year percentage gains in the second half of fiscal 2006.

Fiscal 2005 net sales on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation, showed (decreases) increases of approximately (3.0)%, (1.0)%, 0.1% and 4.9%. The generally favorable global economic conditions that we experienced in the latter part of fiscal 2004 continued to favorably impact our sales in fiscal 2005. Historically, the sequential decline in the first quarter is typical of our business as our fourth quarter is generally our strongest. Our motive power segment saw solid year-on-year gains following our typical quarterly cycle. Our reserve power segment was generally stable throughout fiscal 2005.

The change in the mix of reserve power and motive power sales to total sales during the quarterly periods within fiscal 2006 primarily reflects the addition of FIAMM sales to the motive segment in the first quarter of 2006. The mix of reserve power and motive power sales to total sales did not fluctuate significantly during the quarterly periods within fiscal 2005.

Operating Earnings

Fiscal 2006 operating earnings on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation and the highlighted charges in charges in the second and third quarters, showed (decreases) increases of approximately (0.1%), (44.9)%, 72.2% and 38.9% on a quarter-to-quarter sequential basis. Our operating earnings were significantly affected by higher commodity and public company costs, and highlighted charges, partially offset by selling price increases and our continuing cost savings programs.

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

Other (Income) Expense, Net

Fiscal 2006 other income of $1.4 million is primarily attributed to increased foreign currency net transaction gains on certain debt instruments.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Such agreements effectively convert $203.0 million of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by it under these agreements. The following commentary provides details for the $203.0 million interest rate swap contracts:

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

Commodity Cost Risks

We have a significant risk in our exposure to certain raw materials, which we estimate were approximately half of total cost of goods sold for fiscal year 2005 and 2006. Our largest single raw material cost is lead, for which the cost remains volatile. To ensure a steady supply of lead and to mitigate against large increases in cost, we enter into contracts with our suppliers for the purchase of lead and forward contracts with financial institutions to hedge the price of lead.

We had the following contracts at the dates shown below:

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements(1)
	(in millions)	(in millions)
March 31, 2006	$17.4	32.8	$0.53	7%
March 31, 2005	3.7	9.9	0.37	3%
March 31, 2004	11.9	38.7	0.31	12%

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead (over our estimated cost in fiscal 2006) would increase our annual total cost of goods sold by approximately $21.3 million or 1.7% of net sales.

Foreign Currency Exchange Rate Risks

The Company manufactures and assembles its products primarily in China, France, Germany, Italy, Mexico, Poland, Spain, the United Kingdom, and the United States. Over half of the Company’s sales and expenses are translated in foreign currencies. The Company’s sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where the Company’s products are sold. Additionally, as the Company reports its financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where it has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the euro, British pound, Polish zloty, Mexican peso, Canadian dollar and Chinese renminbi.

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. Based primarily on statistical currency correlations on the Company’s exposures in fiscal 2006, we are highly confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $6 million in more than one year out of twenty years.

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of March 31, 2006, March 31, 2005 and March 31, 2004, we had entered into a total of $34.3 million, $0 and $0 forward contracts, with the March 31, 2006 details as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged
Sell Euros for U.S. dollars	$20.6	1.22
Sell UK pounds for U.S. dollars	5.9	1.76
Buy Polish zloty for Euros	3.0	4.14
Sell Canadian dollars for U.S. dollars	4.8	1.18

Total	$34.3

Foreign exchange translation adjustments are recorded on the Consolidated Condensed Statements of Comprehensive Income.

Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges, actual gains and losses in the future may differ from our historical results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Consolidated financial statements for fiscal years ended March 31, 2004, 2005 and 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2006.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of March 31, 2006. That report appears in our Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

/s/ JOHN D. CRAIG	/s/ MICHAEL T. PHILION
John D. Craig	Michael T. Philion
Chairman, President and Chief Executive Officer	Executive Vice President-Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

The Board of Directors and Stockholders

EnerSys

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that EnerSys maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EnerSys’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that EnerSys maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EnerSys maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnerSys as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2006, and our report dated June 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

June 9, 2006

Report of Independent Registered Public Accounting Firm

On Consolidated Financial Statements and Schedule

The Board of Directors and Stockholders

EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EnerSys’ internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

June 9, 2006

EnerSys

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$21,341	$15,217
Accounts receivable, net	254,267	308,625
Inventories, net	146,047	179,537
Deferred taxes	21,175	20,338
Prepaid and other current assets	24,787	23,978

Total current assets	467,617	547,695

Property, plant, and equipment, net	279,868	281,744
Goodwill	310,679	308,767
Other intangible assets, net	75,462	80,831
Deferred taxes	25,998	13,843
Other assets	35,137	31,068

Total assets	$1,194,761	$1,263,948

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$5,711	$6,571
Current portion of long-term debt	6,634	8,225
Current portion of capital lease obligations	1,755	1,367
Accounts payable	117,944	157,792
Accrued expenses	150,697	159,671
Deferred taxes	2,699	2,635

Total current liabilities	285,440	336,261

Long-term debt	358,613	384,142
Capital lease obligations	2,744	2,185
Deferred taxes	69,495	55,357
Other liabilities	40,819	40,815

Total liabilities	757,111	818,760

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.01 par value, no shares authorized, issued or outstanding at March 31, 2005 and at March 31, 2006	—	—
Common Stock, $0.01 par value, 135,000,000 shares authorized, 46,158,994 shares issued and outstanding at March 31, 2005; 46,560,940 shares issued and outstanding at March 31, 2006	462	466
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	330,229	335,263
Unearned stock grant compensation	—	(3,090)
Retained earnings	23,544	54,270
Accumulated other comprehensive income	83,415	58,279

Total stockholders’ equity	437,650	445,188

Total liabilities and stockholders’ equity	$1,194,761	$1,263,948

See accompanying notes.

EnerSys

Consolidated Statements of Operations

(In Thousands Except Share and Per Share Data)

	Fiscal year ended March 31,
	2004	2005	2006
Net sales	$969,079	$1,083,862	$1,283,265
Cost of goods sold	722,825	828,447	1,006,467

Gross profit	246,254	255,415	276,798
Operating expenses	171,294	179,015	199,900
Restructuring and other charges	21,147	—	8,553

Operating earnings	53,813	76,400	68,345
Interest expense	20,343	23,275	24,900
Charges relating to a settlement agreement, write-off of deferred financing costs and a prepayment penalty	30,974	6,022	—
Other income, net	(5,297)	(2,639)	(1,358)

Earnings before income taxes	7,793	49,742	44,803
Income tax expense	2,957	17,359	14,077

Net earnings	$4,836	$32,383	$30,726
Series A convertible preferred stock dividends	24,689	8,155	—

Net (loss) earnings available to common shareholders	$(19,853)	$24,228	$30,726

Net (loss) earnings per common share:
Basic	$(1.80)	$0.67	$0.66

Diluted	$(1.80)	$0.65	$0.66

Weighted-average shares of common stock outstanding:
Basic	11,014,421	36,416,358	46,226,582

Diluted	11,014,421	37,046,697	46,788,363

See accompanying notes.

EnerSys

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Series A Convertible Preferred Stock	Common Stock	Paid-in Capital	Unearned Stock Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2003	$7	$110	$447,133	$—	$(8,675)	$27,172	$465,747

Distribution to stockholders	—	—	(258,367)	—	—	—	(258,367)
Cancellation of warrants	—	—	—	—	(5,000)	—	(5,000)
Net earnings	—	—	—	—	4,836	—	4,836
Other comprehensive income:
Minimum pension liability adjustment, net of tax of $(667)	—	—	—	—	—	885	885
Unrealized income on derivative instruments, net of tax of $(581)	—	—	—	—	—	871	871
Foreign currency translation adjustment	—	—	—	—	—	30,330	30,330

Comprehensive income							36,922

Balance at March 31, 2004	7	110	188,766	—	(8,839)	59,258	239,302

Stock-based compensation	—	—	210	—	—	—	210
Converted to common stock at IPO	(7)	225	(218)	—	—	—	—
Exercise of stock options (including income tax benefits)	—	2	2,364	—	—	—	2,366
Net IPO proceeds	—	125	139,107	—	—	—	139,232
Net earnings	—	—	—	—	32,383	—	32,383
Other comprehensive income:
Minimum pension liability adjustment, net of tax of $142	—	—	—	—	—	(259)	(259)
Unrealized income on derivative instruments, net of tax of $(1,810)	—	—	—	—	—	2,746	2,746
Foreign currency translation adjustment	—	—	—	—	—	21,670	21,670

Comprehensive income							56,540

Balance at March 31, 2005	—	462	330,229	—	23,544	83,415	437,650

Stock-based compensation	—	—	—	381	—	—	381
Issuance of restricted shares	—	3	3,468	(3,471)	—	—	—
Exercise of stock options (including income tax benefits)	—	1	1,566	—	—	—	1,567
Net earnings	—	—	—	—	30,726	—	30,726
Other comprehensive income:
Minimum pension liability adjustment, net of tax of $58	—	—	—	—	—	(2,251)	(2,251)
Unrealized income on derivative instruments, net of tax of $(991)	—	—	—	—	—	1,739	1,739
Foreign currency translation adjustment	—	—	—	—	—	(24,624)	(24,624)

Comprehensive income							5,590

Balance at March 31, 2006	$—	$466	$335,263	$(3,090)	$54,270	$58,279	$445,188

See accompanying notes.

EnerSys

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal year ended March 31
	2004	2005	2006
Cash flows from operating activities
Net earnings	$4,836	$32,383	$30,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Write-off of deferred financing costs	6,569	3,622	—
Settlement agreement expense	24,405	—	—
Depreciation and amortization	39,047	41,541	43,270
Provision for doubtful accounts	849	(441)	596
Provision for deferred taxes	(6,640)	9,907	5,518
Stock compensation expense	—	210	381
Accretion of discount on notes payable	3,341	—	—
Option agreement gain	(27)	—	—
Loss on disposal and impairment of fixed assets	45	2,109	2,604
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(17,556)	(13,396)	(56,017)
Inventory	(13,927)	(8,205)	(25,757)
Prepaid expenses and other current assets	(6,852)	3,649	2,244
Other assets	2,610	(428)	340
Accounts payable	9,533	1,713	42,531
Accrued expenses	(11,804)	(27,717)	(1,928)
Other liabilities	4,763	(15,594)	(1,636)

Net cash provided by operating activities	39,192	29,353	42,872

Cash flows from investing activities
Capital expenditures	(28,580)	(31,828)	(39,665)
Purchase of businesses, net of cash acquired	1,181	(1,168)	(38,135)
Proceeds from disposal of property, plant, and equipment	418	4,005	924

Net cash used in investing activities	(26,981)	(28,991)	(76,876)

Cash flows from financing activities
Net increase in short-term debt	1,401	2,351	1,453
Proceeds from the issuance of long-term debt	507,675	365,000	29,979
Deferred financing costs	(11,000)	(1,249)	(322)
Payments of long-term debt	(184,453)	(502,967)	(4,110)
Payments of capital lease obligations, net	(1,145)	(1,175)	(661)
Exercise of stock options	—	1,676	1,492
Excess tax benefits from exercise of stock options	—	345	74
Payment under settlement agreement	(89,100)	—	—
Buy back of outstanding stock warrants	(5,000)	—	—
Distribution to stockholders	(258,367)	—	—
Net proceeds from initial public offering	—	139,232	—

Net cash (used in) provided by financing activities	(39,989)	3,213	27,905
Effect of exchange rate changes on cash	689	559	(25)

Net increase (decrease) in cash	(27,089)	4,134	(6,124)
Cash and cash equivalents at beginning of year	44,296	17,207	21,341

Cash and cash equivalents at end of year	$17,207	$21,341	$15,217

See accompanying notes.

EnerSys

Notes to Consolidated Financial Statements

March 31, 2006

(In Thousands, Except Per Share Data)

1. Summary of Significant Accounting Policies

Description of Business

EnerSys and its predecessor companies have been manufacturers of industrial batteries for over 90 years. Morgan Stanley Capital Partners (currently Metalmark Capital) teamed with the management of Yuasa, Inc. in late 2000 to acquire from Yuasa Corporation (Japan) its reserve power and motive power battery businesses in North and South America. We were incorporated in October 2000 for the purpose of completing the Yuasa, Inc. acquisition from Yuasa Corporation (Japan). The acquired businesses included the Exide, General and Yuasa brands. On January 1, 2001, we changed our name from Yuasa, Inc. to EnerSys to reflect our focus on the energy systems nature of our businesses. In early 2002, we acquired the reserve power and motive power business of the Energy Storage Group (ESG), of Invensys plc (Invensys), whose principal brands were Hawker, PowerSafe and DataSafe.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

Results of foreign operations are translated into United States dollars using average exchange rates during the period. The assets and liabilities are translated into United States dollars using current rates as of the balance sheet date. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income in stockholders’ equity.

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in other income, net in the year in which the change occurs.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This occurs when we ship in accordance with terms of the underlying agreement, title transfers, collectability is reasonably assured and pricing is fixed and determinable. Shipment terms to our battery product customers are either shipping point or destination and accordingly revenue is recognized when title is transferred to the customer. Amounts invoiced to customers for shipping and handling are classified as revenue. The Company’s revenue recognition policy does not differ significantly between customers or regions of the world.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

The Company recognizes revenue from the service of its reserve power and motive power products when the respective services are performed.

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

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of $4,709 and $4,565 at March 31, 2005 and 2006, respectively. The allowance is based on management’s estimate of uncollectible accounts, analysis of historical data and trends, as well as review of all relevant factors concerning the financial capability of its customers. Accounts receivable are considered to be past due based on how payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is worthless.

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

Depreciation expense for the fiscal years ended March 31, 2004, 2005 and 2006 totaled $36,989, $40,102 and $41,466, respectively. Maintenance and repairs are expensed as incurred. Interest on capital projects is capitalized during the construction period and amounted to $194, $208 and $334 for the fiscal years ended March 31, 2004, 2005 and 2006, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets eliminated the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. The Company has determined that trade names and goodwill are indefinite-lived assets, as defined by SFAS No. 142, and therefore not subject to amortization.

The Company tests for the impairment of its goodwill and trade names at least annually and whenever events or circumstances occur indicating that a possible impairment has been incurred. The Company utilizes financial projections of its reporting segments, certain cash flow measures, as well as its market capitalization in its determination of the fair value of these assets.

Environmental Expenditures

In accordance with SFAS No. 5, Accounting for Contingencies and Statement of Position 96-1, Environmental Remediation Liabilities, we record a loss and establish a reserve for the remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonable estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts existing and proposed technology, the identification of other potentially responsible parties, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management’s judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum loss is accrued.

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

Because of short maturities, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximates fair value. The fair value of the Company’s long-term debt, described in Note 9, approximates its carrying value and the fair value of derivative instruments is described in Note 12.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes adjusted for purchase accounting adjustments during the year.

Deferred Financing Fees

In March 2004, the Company entered into two credit facilities with various portions that will expire in 2009, 2011 and 2012. Deferred financing fees associated with the new credit facilities of $11,000 were incurred and will be amortized over the life of the new credit facilities. Deferred financing fees of $6,569 related to the previously existing credit facility were written off.

In August 2004, the Company prepaid the entire $120,000 principal and accrued interest on the senior second lien term loan and prepaid a portion, $17,900, of the $380,000 senior secured term loan B. Deferred financing fees of $3,622, relating to the prepaid $137,900 of debt were written off in August 2004.

Deferred financing fees, net of accumulated amortization totaled $7,974 and $6,639 as of March 31, 2005 and 2006, respectively. Amortization expense included in interest expense was $2,012, $1,388 and $1,384 for the fiscal years ended March 31, 2004, 2005 and 2006, respectively.

Derivative Financial Instruments

The Company has entered into interest rate swap agreements and option agreements to manage risk on a portion of its long-term floating-rate debt. The Company has entered into lead forward purchase contracts to manage risk of the cost of lead. The Company has entered into foreign exchange forward contracts and option contracts to manage risk on foreign currency exposures. The agreements are with major financial institutions, and the Company believes the risk of nonperformance by the counterparties is negligible. The counterparties to certain of these agreements are lenders under the Credit Agreement and liabilities related to these agreements are covered under the security provisions of the Credit Agreement. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company recognizes all derivatives as either assets or liabilities in the accompanying balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income (loss) if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value of cash flow of the asset or liability hedged. Effectiveness is measured on a regular basis by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed on the initial purchases each month that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such interest rate

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

swap agreements. Inventory and cost of goods sold is adjusted to include the payments made or received under such lead and foreign currency forward contracts. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in earnings in the period in which the underlying hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in earnings.

Stock-Based Compensation Plans

At March 31, 2006, the Company has two stock incentive plans, which are described more fully in Note 16. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company accounts for stock-based compensation in accordance with APB 25.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Fiscal year ended March 31,
	2004	2005	2006
Net (loss) earnings available to common stockholders, as reported	$(19,853)	$24,228	$30,726
Add:
Earned stock grant compensation	—	—	261
Other stock-based compensation expense	—	210	—
Deduct:
Stock-based employee compensation expense determined under fair-value-based method, net of related tax effects	(2,542)	(2,543)	(1,031)

As adjusted net (loss) earnings available to common stockholders	$(22,395)	$21,895	$29,956

Net (loss) earnings per share:
Basic-as reported	$(1.80)	$0.67	$0.66

Diluted-as reported	$(1.80)	$0.65	$0.66

Basic-as adjusted	$(2.03)	$0.60	$0.65

Diluted-as adjusted	$(2.03)	$0.59	$0.64

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
March 31, 2004
Minimum pension liabilities	$(2,341)	$1,552	$(667)	$885	$(1,456)
Unrealized (loss) income on derivative instruments	(3,449)	1,452	(581)	871	(2,578)
Foreign currency translation adjustment	32,962	30,330	—	30,330	63,292

Accumulated other comprehensive income, net of tax	$27,172	$33,334	$(1,248)	$32,086	$59,258

March 31, 2005
Minimum pension liabilities	$(1,456)	$(401)	$142	$(259)	$(1,715)
Unrealized (loss) income on derivative instruments	(2,578)	4,556	(1,810)	2,746	168
Foreign currency translation adjustment	63,292	21,670	—	21,670	84,962

Accumulated other comprehensive income, net of tax	$59,258	$25,825	$(1,668)	$24,157	$83,415

March 31, 2006
Minimum pension liabilities	$(1,715)	$(2,309)	$58	$(2,251)	$(3,966)
Unrealized (loss) income on derivative instruments	168	2,730	(991)	1,739	1,907
Foreign currency translation adjustment	84,962	(24,624)	—	(24,624)	60,338

Accumulated other comprehensive income, net of tax	$83,415	$(24,203)	$(933)	$(25,136)	$58,279

The foreign currency translation adjustment primarily resulted from changes in the value of the United States dollar relative to other currencies. The majority of the Company’s European subsidiaries utilize the euro as their functional currency. The exchange rate of the euro to the United States dollar increased from $1.23 as of March 31, 2004 to $1.30 as of March 31, 2005 and decreased to $1.21 as of March 31, 2006.

Earnings Per Share

Basic earnings per common share (EPS) are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

New and Proposed Accounting Pronouncements

In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment (“SFAS 123(R)”), which supersedes SFAS No. 123 and APB Opinion No. 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company was required to adopt the provisions of SFAS 123(R) on April 1, 2006. Unvested options outstanding upon adoption that were accounted for under the minimum value method in accordance with SFAS No. 123 and APB Opinion No. 25, will continue to be accounted for under the minimum value method. All other unvested options outstanding upon adoption will be accounted for under the modified–prospective method. The Company has evaluated the requirements of SFAS 123(R) and will be using the Black-Scholes option-pricing model to value all of its unvested stock options and the modified prospective method in applying the requirements of SFAS No. 123(R). The Company expects to recognize additional compensation expense for 2007 of approximately $700.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities however, in periods of abnormal high production, the amount of fixed overhead allocated to products is decreased so that inventories are not measured above cost. The Company was required to adopt these provisions on April 1, 2006 and does not expect a material impact from SFAS 151 on the consolidated financial statements.

Collective Bargaining

At March 31, 2006, the Company had approximately 7,500 employees. Of these employees, approximately 3,200, almost all of whom work in the Company’s European facilities, were covered by collective bargaining agreements. The average term of these agreements is one to two years, and these agreements expire over the period through 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year to conform to the current year presentation.

2. Recapitalization

Cash Payment to Stockholders and Management. In March 2004, the Company paid a $270,000 cash payment to its existing stockholders and certain members of its management, of which $258,367 represents distributions to stockholders and $11,633 represents a bonus.

New Credit Facilities. Concurrent with the $270,000 cash payment, the Company entered into two new credit facilities. The senior secured credit facility consists of a $380,000 seven-year term loan B facility and a

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

$100,000 five-year revolving credit facility. The senior second lien credit facility consists of $120,000 of eight- year notes. In March 2004, the Company borrowed $500,000 under the senior secured credit facility and the senior second lien credit facility. The Company used $219,000 of the proceeds from borrowings under the new credit facilities to repay all amounts then outstanding under the Company’s previously existing senior credit facility and $11,000 to pay transaction costs associated with the new credit facilities. Obligations under the new credit facilities are secured by a first-priority security interest in substantially all of the United States existing and hereafter acquired assets, including substantially all of the capital stock of all of the Company’s United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the United States companies. Obligations under the senior second lien facility were secured by a second-priority lien on the same collateral.

The following sets forth the sources and uses of funds in connection with the re-capitalization:

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

3. Acquisitions

FIAMM and GAZ

On October 11, 2005, the Company completed the acquisition of Gerate- und Akkumulatorwerk Zwickau GmbH (GAZ), based in Zwickau, Germany. The total purchase price net of cash received for this transaction was approximately $2,671 (excluding assumed debt of approximately $761) and was financed using existing EnerSys credit facilities. GAZ is a producer of specialty nickel-based batteries utilized primarily in the energy, rail, telecommunications and uninterruptible power supply (UPS) industries worldwide. The acquisition has been accounted for as a purchase and has resulted in the recognition of $1,891 of goodwill in the Company’s financial statements.

On June 1, 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. (FIAMM). This acquisition, which complements our existing European motive power business, has been accounted for as a purchase and has resulted in the recognition of $6,450 of goodwill in the Company’s financial statements.

The Company made initial allocations of the purchase prices at the dates of the acquisitions based upon its understanding of the fair value of the acquired assets and liabilities. The Company obtained this information

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

during due diligence and through other sources. In the months after the closings, as the Company obtains additional information about these assets and liabilities, the estimates of fair value will be refined and the allocations of purchase prices will be adjusted. Examples of factors and information that the Company uses to refine the allocations include tangible and intangible asset appraisals and cost data related to business integration. The only items considered for subsequent adjustment are items identified as of the acquisition dates. At March 31, 2006 certain adjustments were made to the allocation of purchase prices for FIAMM and GAZ, primarily to adjust for deferred taxes. The results of FIAMM and GAZ have been included in the Company’s results of operations from the dates of their respective acquisitions.

The following table summarizes the current estimated fair values of the FIAMM and GAZ assets acquired and liabilities assumed at the date of the acquisitions:

	FIAMM	GAZ
Accounts receivable	$6,677	$1,901
Inventory	11,802	1,229
Prepaid expenses and other assets	131	45
Property, plant and equipment	14,821	697
Goodwill	6,450	1,891
Other intangibles	5,366	24
Deferred tax asset	3,315	—
Accrued expenses	(10,859)	(879)
Other liabilities	(4,980)	(2,237)

Net cash consideration	$32,723	$2,671

In connection with both acquisitions, the Company formulated restructuring plans for the integration of the acquired businesses. See Note 23 for additional information regarding these plans.

4. Inventories

Inventories consist of:

	2005	2006
Raw materials	$34,710	$44,453
Work-in-process	39,628	50,472
Finished goods	71,709	84,612

Total	$146,047	$179,537

Inventory reserves for obsolescence and other estimated losses were $9,898 and $8,711 at March 31, 2005 and 2006, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

5. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	2005	2006
Land, buildings, and improvements	$106,338	$114,814
Machinery and equipment	278,798	307,854
Construction in progress	15,793	13,589

	400,929	436,257
Less accumulated depreciation	(121,061)	(154,513)

Total	$279,868	$281,744

6. Goodwill and Other Intangible Assets

Information regarding the Company’s goodwill and other intangible assets follows:

	2005			2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill	$312,091	$(1,412)	$310,679	$310,179	$(1,412)	$308,767
Trademarks	76,240	(953)	75,287	79,746	(953)	78,793
Amortizable intangible assets:
Customer lists	—	—	—	1,273	(218)	1,055
Non-compete	131	(131)	—	628	(107)	521
Patents	250	(75)	175	250	(92)	158
Trademarks	—	—	—	365	(61)	304

Total	$388,712	$(2,571)	$386,141	$392,441	$(2,843)	$389,598

The changes in the carrying amount of goodwill by business segment are as follows:

	2005			2006
	Reserve	Motive	Total	Reserve	Motive	Total
Balance at beginning of year	$166,191	$140,634	$306,825	$164,564	$146,115	$310,679
FIAMM acquisition	—	—	—	—	6,450	6,450
GAZ acquisition	—	—	—	1,891	—	1,891
Other acquisitions	—	—	—	—	1,289	1,289
Japan acquisition	—	75	75	—	—	—
Australia acquisition	—	310	310	—	—	—
Income tax adjustment for ESG and Yuasa, Inc. acquisitions	(3,458)	(3,415)	(6,873)	(1,264)	(1,350)	(2,614)
Foreign currency translation gain (loss)	1,831	8,511	10,342	(5,506)	(3,422)	(8,928)

Balance at end of year	$164,564	$146,115	$310,679	$159,685	$149,082	$308,767

The Company estimated tax-deductible goodwill to be approximately $25,000, $24,000 and $23,000 as of March 31, 2004, 2005 and 2006, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

7. Other Assets

Prepaid and other current assets consist of the following:

	March 31,
	2005	2006
Prepaid income taxes	$6,207	$7,049
Prepaid other taxes	4,494	5,294
Other	14,086	11,635

Total	$24,787	$23,978

Other assets consist of the following:

	March 31,
	2005	2006
Rental batteries	$9,535	$7,031
Leases receivable	3,311	4,939
Deferred financing fees	6,546	5,522
Pension	9,276	8,496
Other	6,469	5,080

Total	$35,137	$31,068

8. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2005	2006
Restructuring	$11,528	$9,289
Payroll and benefits	37,996	36,815
Warranty	22,786	26,652
Income taxes, currently payable	23,263	25,302
Accrued selling expenses	15,775	20,532
Pension and social security	4,869	7,184
Interest	1,842	2,540
Other	32,638	31,357

Total	$150,697	$159,671

9. Debt

On March 17, 2004, the Company terminated our previously existing senior credit facility and entered into a new $480,000 senior secured credit facility, which consists of a $380,000 term loan B and a $100,000 revolving credit line, and entered into a new $120,000 senior second lien term loan. The Company used the proceeds of the $500,000 in term loans to fund a cash payment of $270,000 to stockholders and certain members of management,

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

repay all amounts then outstanding under the previously existing senior credit facility in the amount of $219,000, and pay transaction costs associated with the new credit facilities of $11,000. No amounts were borrowed under the revolving credit line in conjunction with the cash payments.

The net proceeds from the IPO in July 2004 (as described in Note 1) were $139,232. The net proceeds and $1,696 of other corporate funds were used to prepay the entire principal, accrued interest and a $2,400 prepayment penalty on our senior second lien term loan ($123,015) and to prepay a portion ($17,913) of our $380,000 senior secured term loan B.

In connection with the acquisition of ESG, the Company assumed a $5,000 note payable to the prior owner of an acquired manufacturing plant in Mexico. The note was due on February 2, 2004, plus accrued interest at a one-year LIBOR rate (3.28% at March 31, 2005). In fiscal 2004, the Company paid $1,786 on the note and the balance is pending settlement of certain disputes. In fiscal 2005 and 2006, the Company made payments totaling $230 and $320, respectively on this note.

In August 2004, we amended our credit agreement and reduced our borrowing rates on the senior secured term loan B by 0.50% to LIBOR + 2.00%. The existing term loans ($361,137 plus accrued interest) were paid in full and simultaneously new term B loans of $365,000 were borrowed.

In March 2005, we amended our credit agreement to permit the Company’s planned acquisition of the motive power battery business of FIAMM S.p.A. and the secured financing for such acquisition. Additionally, the amendment revised the senior secured leverage ratio for the Company’s next six quarters.

On June 15, 2005, the Company entered in a Euro €25,000 Credit Facility Agreement among EnerSys Holdings (Luxembourg), S.a.r.l., San Paolo IMI S.p.A., as Facility Agent and lender, and Banca Intesa S.p.A., as lender (the “Euro Credit Agreement”). The proceeds from the Euro Credit Agreement were used to reduce the outstanding balance of the U.S. Credit Agreement that was utilized as bridge financing for the June 1, 2005 acquisition of the motive power battery business of FIAMM S.p.A. The Euro Credit Agreement matures on June 30, 2011, and is subject to quarterly principal amortization between €1,000 - €1,750 beginning March 31, 2007. Obligations under the Euro Credit Agreement are secured by a pledge of the shares of our Italian subsidiary and guaranty from EnerSys Capital Inc., a subsidiary of the Company. Borrowings under the Euro Credit Agreement bear interest at a floating rate based upon a EURIBOR rate plus 1.15%.

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

As of March 31, 2005 and 2006, the Company had available under all its lines of credit approximately $125,400 and $130,700, respectively. Included in the March 31, 2005 and 2006 amounts are $26,200 and $31,800, respectively, of uncommitted lines of credit.

The average effective borrowing rates for 2005 and 2006 were 4.9% and 5.7% respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

The following summarizes the Company’s long-term debt:

	March 31,
	2004	2005	2006
New Term Loan B: Payable in quarterly installments of $913 through March 17, 2011, with the remaining balance due on March 17, 2011, bearing interest at 6.82% at March 31, 2006(1)	$—	$362,263	$358,613
Term Loan B: Payable in quarterly installments through March 17, 2011, bearing interest at 3.59% at March 31, 2004, repaid on August 20, 2004	380,000	—	—
Second Lien term notes: Payable in a single installment on March 17, 2012, repaid on August 4, 2004	120,000	—	—
Euro Term Loan: Payable in quarterly installments between €1,000 and €1,750 beginning March 31, 2007 through June 30, 2011, bearing interest at 3.86% at March 31, 2006	—	—	30,343
Note payable, bearing interest at 1.47%, 3.28% and 0.00% at March 31, 2004, 2005 and 2006, respectively	3,214	2,984	2,664
Other	—	—	747

Total debt	503,214	365,247	392,367
Less current portion	7,014	6,634	8,225

Total long-term debt	$496,200	$358,613	$384,142

(1)	LIBOR component on $203,000 swapped into fixed rates as discussed in Note 12.

The Company paid $15,474, $22,110 and $23,704, net of amounts capitalized, for interest during the fiscal years ended March 31, 2004, 2005 and 2006, respectively. Aggregate maturities of long-term debt are as follows:

2007	$8,225
2008	8,858
2009	10,022
2010	11,236
2011	352,205
Thereafter	1,821

$392,367

The Company’s financing agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, paying dividends and certain other actions. The Company is in compliance with all such covenants.

As of March 31, 2005 and 2006, the Company had $825 and $1,150, respectively, of standby letters of credit outstanding that reduced the borrowings available under the Revolving Credit Line. As of March 31, 2005 and 2006, the Company had $3,564 and $1,111, respectively, of bank guarantees ($1,111 to be paid in fiscal 2008). The guarantees at March 31, 2005 were primarily for future payments for certain acquired assets.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

10. Leases

The Company’s future minimum lease payments under capital and operating leases that have noncancelable terms in excess of one year at March 31, 2006 are as follows:

	Capital Leases	Operating Leases
2007	$1,483	$7,944
2008	1,083	5,826
2009	684	3,720
2010	444	2,192
2011	190	748
Thereafter	4	820

Total minimum lease payments	3,888	$21,250

Amounts representing interest	336

Net minimum lease payments, including current portion of $1,367	$3,552

Rental expense was $17,818, $19,833 and $22,555 for the fiscal years ended March 31, 2004, 2005 and 2006, respectively. Amortization of capitalized leased assets is included in depreciation expense. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

11. Other Liabilities

Other long-term liabilities consists of the following:

	March 31,
	2005	2006
Pension and profit sharing obligation	$20,981	$18,994
Restructuring reserves	9,209	8,483
Claims settlement accrual	1,500	390
Swap liability	326	—
Deferred income	1,884	2,532
Minority interest	2,807	2,509
Other	4,112	7,907

Total	$40,819	$40,815

12. Derivative Financial Instruments

In February 2001, the Company entered into interest rate swap agreements to fix the interest rate on $60,000 of its floating-rate obligations at a rate of 5.59% per annum through February 22, 2006. In April and May 2004, the Company amended these agreements to extend the maturity to February 22, 2008, and reduce the fixed rate to 5.16% per annum beginning May 24, 2004. Management considers the interest rate swaps to be highly effective against changes in the fair value of the underlying debt based on the criteria in SFAS No. 133. Cash flows related to the interest rate swap agreements are included in interest expense over the terms of the agreements.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

The Company recorded unrealized gains on interest rate swaps of $1,452, $3,771 and $2,913 for the fiscal years ended March 31, 2004, 2005 and 2006, respectively, that is included in other comprehensive income. The estimated fair value of the Company’s interest rate swap agreements was a (liability) asset of ($4,316), ($545) and $2,368 at March 31, 2004, 2005 and 2006, respectively, as estimated based on quotes from market makers of these instruments. The Company recorded an expense of $2,653, $2,618 and $311 in fiscal 2004, 2005 and 2006, respectively, which was recorded as an increase in interest expense.

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

In October 2005, the Company entered into interest swap agreements to fix interest rates on an additional $75,000 of its floating rate obligations, beginning December 22, 2005, at a rate of 4.25% per annum in Year 1, 4.525% per annum in Year 2, 4.80% per annum in Year 3, 5.075% per annum in Year 4 and 5.47% per annum in Year 5. These agreements expire on December 22, 2010.

During the fiscal years ending March 31, 2005 and 2006, the Company entered into lead hedge contracts to fix the price for lead purchases. Management considers the lead hedge contracts to be highly effective against changes in the fair value of the underlying lead purchases based on the criteria in SFAS No. 133. Realized gains (losses) related to the lead hedge contracts are included in inventory. The Company recorded unrealized gains (losses) on lead hedge contracts of $785 and ($318) for the fiscal years ended March 31, 2005 and 2006, respectively, which is included in other comprehensive income. The fair value of open lead hedge contracts at March 31, 2005 and 2006 was $785 and $401. The gain on the settlement of lead hedge contracts during fiscal 2005 and 2006 was $4,425 and $5,254, a portion of which is recorded as a reduction of cost of goods sold and a portion of which was included in inventory at March 31, 2005 and 2006.

On a selective basis the Company will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures the Company has entered into foreign currency forward contracts and option contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2004, March 31, 2005 and March 31, 2006, the Company had entered into a total of $0, $0 and $34,300 foreign currency forward contracts. The Company recorded an unrealized gain on foreign currency forward contracts of $135 for the fiscal year ended March 31, 2006 which is included in other comprehensive income.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

13. Income Taxes

Income tax expense is composed of the following:

	Fiscal year ended March 31,
	2004	2005	2006
Current:
Federal	$—	$—	$503
State	—	—	160
Foreign	9,597	7,452	7,896

Total current	9,597	7,452	8,559
Deferred:
Federal	(12,348)	6,270	8,036
State	77	979	(108)
Foreign	5,631	2,658	(2,410)

Total deferred	(6,640)	9,907	5,518

Income tax expense	$2,957	$17,359	$14,077

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2004	2005	2006
United States	$(44,778)	$6,225	$15,083
Foreign	52,571	43,517	29,720

Earnings before income taxes	$7,793	$49,742	$44,803

Income taxes paid or (refunds) received by the Company for the fiscal years ended March 31, 2004, 2005 and 2006 were $(3,083), $9,133 and $7,111, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2005	2006
Deferred tax assets:
Accounts receivable	$1,452	$850
Inventories	4,913	4,828
Other intangible assets	1,724	1,362
Net operating loss carryforwards	94,817	75,938
Accrued liabilities and restructuring expenses	17,037	18,457
Other noncurrent items	5,314	7,026

Gross deferred tax assets	125,257	108,461
Less valuation allowance	(78,084)	(66,992)

Total deferred tax assets	47,173	41,469

Deferred tax liabilities:
Inventories	1,034	658
Property, plant and equipment	33,863	28,205
Other intangible assets	31,326	33,134
Other noncurrent items	5,971	3,283

Total deferred tax liabilities	72,194	65,280

Net deferred tax liabilities	$(25,021)	$(23,811)

The Company has approximately $21,426 in United States federal net operating loss carryforwards that begin to expire in the year ending 2024. The Company expects to fully realize these net operating loss carryforwards and has recorded a deferred tax asset of approximately $7,499 related to net operating loss carryforwards in the United States.

The Company has certain temporary differences in the United States related to the ESG acquisition, the tax benefit of which is limited by Section 382 of the Internal Revenue Code. The Company has recorded a full valuation allowance against these deferred tax assets as it is more likely than not that these assets will not be realized in the future.

The net operating loss carryforwards at March 31, 2006 related to the Company’s foreign subsidiaries are approximately $165,417. Some of these net operating loss carryforwards have an unlimited life, while others expire at various times over the next twenty years. In addition, the Company also had approximately $76,760 of net operating loss carryforwards for state tax purposes that expire at various times over the next 20 years. The Company has recorded a valuation allowance for net deferred tax assets in certain foreign and state tax jurisdictions, primarily related to net operating loss carryforwards, due to the significant losses incurred in these tax jurisdictions. Approximately $53,790 of the March 31, 2006 valuation allowance would be allocated to reduce goodwill should the Company subsequently recognize tax benefits for the related deferred tax assets. During the fiscal year ended March 31, 2006, the Company recorded tax benefits of $170 due to the utilization of net operating loss carryforwards in certain foreign subsidiaries.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31,
	2004	2005	2006
United States statutory income tax expense (at 35%)	$2,728	$17,410	$15,681
Increase (decrease) resulting from:
State income taxes, net of federal effect	50	636	33
Nondeductible expenses	1,293	1,837	1,350
Effect of foreign operations	(2,958)	(2,705)	(3,819)
Valuation allowance	1,844	181	832

Income tax expense	$2,957	$17,359	$14,077

At March 31, 2006, the Company has not recorded United States income or foreign withholding taxes on approximately $76,223 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts permanently invested overseas.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law in late 2004. The Act provides, in part, for a special one-time 85 percent dividends-received deduction, upon meeting certain criteria, on the repatriation of certain foreign earnings from controlled foreign corporations. The deduction was available to the Company through March 31, 2006. The Company has evaluated the impact of the legislation on its tax position and has determined that it is still the Company’s intention to permanently reinvest all the undistributed earnings of its foreign subsidiaries. The Act also provides, in part, for a tax deduction on domestic qualified production activities. The Company was unable to take this tax deduction for the year ended March 31, 2006 because it had domestic net operating loss carryforwards that fully offset its March 31, 2006 taxable income. It is unclear if the Company will be able to take this deduction for the year ending March 31, 2007, as there are remaining domestic net operating loss carryforwards that may completely offset March 31, 2007 taxable income.

14. Retirement Plans

The Company provides retirement benefits to substantially all eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans. The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for these employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2005	2006	2005	2006
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$8,339	$8,521	$23,845	$29,808
Service cost	197	209	3,733	2,754
Interest cost	492	505	1,365	1,609
Benefits paid	(529)	(476)	(1,566)	(1,546)
Plan participants’ contributions	—	—	963	746
Experience (gain) loss	22	93	324	4,214
Foreign currency translation adjustment	—	—	1,144	(2,155)

Benefit obligation at the end of the period	$8,521	$8,852	$29,808	$35,430

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

	United States Plans		International Plans
	March 31,		March 31,
	2005	2006	2005	2006
Change in plan assets
Fair value of plan assets at the beginning of the period	$5,771	$6,530	$7,679	$11,475
Actual return on plan assets	224	593	1,339	2,554
Employer contributions	1,064	888	2,330	3,156
Plan participants’ contributions	—	—	963	746
Benefits paid, inclusive of plan expenses	(529)	(476)	(1,076)	(1,546)
Foreign currency translation adjustments	—	—	240	(970)

Fair value of plan assets at the end of the period	$6,530	$7,535	$11,475	$15,417

Funded status (deficit)	$(1,991)	$(1,317)	$(18,333)	$(20,013)
Unrecognized net loss	2,638	2,584	856	3,392

Prepaid (accrued) benefit cost	$647	$1,267	$(17,477)	$(16,621)

Prepaid pension cost is included in other assets and accrued benefit liability is included in other liabilities.

Net periodic pension cost for 2004, 2005, and 2006 includes the following components:

	United States Plans			International Plans
	March 31,			March 31,
	2004	2005	2006	2004	2005	2006
Service cost	$392	$197	$209	$3,459	$3,733	$2,754
Interest cost	472	492	505	1,192	1,365	1,609
Expected loss (return) on plan assets	(1,330)	(224)	(603)	(369)	(1,339)	(927)
Amortization and deferral	1,099	(191)	157	9	11	—

Net periodic benefit cost	$633	$274	$268	$4,291	$3,770	$3,436

Significant assumptions used in accounting for the pension benefit plans are as follows:

	United States Plans			International Plans
	March 31,			March 31,
	2004	2005	2006	2004	2005	2006
Discount rate	6.0%	6.0%	6.0%	4.8-6.0%	4.8-5.8%	4.0-5.0%
Expected return on plan assets	9.0	9.0	8.0	7.0-7.8	6.0-7.8	8.0
Rate of compensation increase	N/A	N/A	N/A	2.0-4.0	2.0-4.0	2.0-4.0

As required by SFAS 87, for pension plans for which the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the consolidated balance sheet at March 31, 2005 and 2006 the additional minimum liability of the unfunded accumulated benefit obligation of $2,645 and $ 4,947 respectively, as a long-term liability, with a partially offsetting intangible asset and equity adjustment.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year follows:

	United States Plans		International Plans
	March 31,		March 31,
	2005	2006	2005	2006
All defined benefit plans:
Accumulated benefit obligation	$8,521	$8,852	$26,203	$34,498
Unfunded defined benefit plans:
Projected benefit obligation	—	—	17,892	20,076
Accumulated benefit obligations	—	—	15,644	19,332
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	8,521	8,852	17,892	20,076
Accumulated benefit obligation	8,521	8,852	15,644	19,332
Fair value of plan assets	6,530	7,535	—	—

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

The Company expects to make cash contributions of approximately $1,473 to its pension plans in fiscal year 2007.

As a result of the ESG business combination, the Company has assumed defined benefit plans in Germany and France. These plans have no assets, while their benefit obligations were $16,665 and $18,782 as of March 31, 2005 and 2006, respectively. Other salary and hourly employees are provided benefits in accordance with governmental regulatory requirements.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

The allocation of investments for the pension plans is as follows:

	United States Plans March 31,		International Plans March 31,
	2005	2006	2005	2006
Equity securities	64.2%	62.5%	62.3%	62.7%
Debt securities	27.9	36.4	36.2	36.5
Cash equivalents	7.9	0.6	1.5	0.6
Other	—	0.5	—	0.2

Total	100.0%	100.0%	100.0%	100.0%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Pension Benefits
2007	$1,473
2008	1,482
2009	1,706
2010	1,779
2011	1,855
Years 2012-2015	12,613

During fiscal 2004, the Company had a Defined Contribution Plan (the “401(k) Plan”) covering certain salaried employees. Under the 401(k) Plan, the Company contributed annually 4% of eligible employees’ salaries to a trust fund. In addition to the employer contribution, a salaried employee could make voluntary contributions to the plan of up to 75% of their salary (as of July 22, 2002). In addition, the Company was obligated to make additional matching contributions, to the extent of the employee’s participation in the plan, of 25% of the first 4% of the employee’s salary contributed by the employee. The 401(k) Plan also allowed the Company to make discretionary matching contributions.

Effective January 1, 2004, the Company amended the 401(k) Plan. The amended 401(k) Plan covers substantially all U.S. salaried and hourly employees except those covered by a union plan. All eligible employees of the amended 401(k) Plan receive a matching contribution of 100% of the first 4% of wages contributed and 50% of the next 2% of wages contributed for a total match of up to 5% by the Company. Employer expenses for the 401(k) plan for the fiscal years ended March 31, 2004, 2005 and 2006 were $1,976, $1,972 and $2,160 respectively.

15. Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (Preferred Stock). At March 31, 2005 and 2006, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

In connection with the Company’s acquisition of ESG in 2002, the Company issued 665,883 shares of Series A Convertible Preferred Stock (Series A Preferred Stock), which were, at the date of issuance, convertible into an equal number of shares of Common Stock. The holder of each share of Series A Preferred Stock was

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

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

The Company adopted an equity incentive plan in 2004, pursuant to which 1,000,000 shares were authorized for issuance in the form of stock options, restricted shares of stock and other forms of equity interests. The Company has granted 564,100 stock options under the plan. The Company has also granted 203,143 shares of restricted stock on January 1, 2006, at the fair market value on that date of $13.04 per share and 60,139 shares of restricted stock on February 9, 2006, at the fair market value on that date of $13.67 per share. This resulted in the recording of unearned stock grant compensation of $3,471 in the equity section of the Consolidated Condensed Balance Sheets. Compensation expense for these restricted shares will be charged to earnings over a four-year period.

Pro forma information regarding net income required by SFAS No. 123, which is disclosed in Note 1, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of the options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2005	2006
Risk-free interest rate	3.0%	5.0%	4.4%
Dividend yield	0%	0%	0%
Expected life	7 years	7 years	7 years
Expected volatility	N/A	28.9%	41.2%

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

The following table summarizes the Company’s stock option activity in the years indicated:

	2004		2005		2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,680,164	$19.52	6,983,601	$14.13	7,274,614	$13.72
March 2004 adjustment to outstanding	854,865	N/A	—	N/A	—	N/A
Conversion of preferred stock options to common stock options at IPO	—	N/A	357,507	3.74	—	N/A
Granted	541,829	19.74	194,109	14.03	437,600	15.41
Exercised	—	—	(213,435)	9.40	(138,664)	13.52
Cancelled	(93,257)	14.91	(47,168)	18.95	(787,482)	15.31

Outstanding at end of year	6,983,601	14.13	7,274,614	13.72	6,786,068	13.71

Exercisable at end of year	4,011,273	14.26	7,070,989	13.73	6,263,522	13.58

Reserved for future grant at year-end	130,010		869,000		172,518

Fiscal 2005 and 2006 options were granted with an exercise price that equals or was in excess of the estimated fair market value of a share of EnerSys common stock on the date of grant. The weighted average estimated fair market value of options that were granted in fiscal 2005 and 2006, computed using the Black-Scholes option-pricing model, were $4.10 and $5.99, respectively.

Fiscal 2004 option grants issued while the Company was a private company were issued at the fair value of the common stock that was estimated contemporaneously with the grants. Determining the fair value of the Company’s stock while it was private required making complex and subjective judgments. The Company’s approach to valuation was based upon a range of factors, including comparable company earning multiples, the illiquidity of the stock in a private company, and the Company’s performance and operating results at the time of the grant, among other items. There was inherent uncertainty in making these estimates.

During fiscal 2005, 10,609 of preferred stock options outstanding were converted into 357,507 common stock options. The additional preferred stock accretion in fiscal 2005 was 6,553 options. The approximate weighted average exercise price is $3.74 per share. These options are fully vested and expire on October 30, 2008.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

At the date of the IPO, the Management Equity Plan was eliminated and the 2004 Equity Incentive Plan (“EIP”) was established. A maximum of 1,000,000 shares of the Company’s common stock may be subject to awards under the EIP.

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00-$10.00	313,553	2.6	$3.74	313,553	$3.74
$10.01-$15.00	3,820,464	6.0	11.10	3,432,797	10.87
$15.01-$20.00	1,781,112	2.8	16.39	1,691,112	16.24
$20.01-$25.00	728,867	5.9	22.04	683,988	21.88
Over $25.00	142,072	4.6	29.36	142,072	29.36

	6,786,068	5.0	$13.71	6,263,522	$13.58

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share (dollars in thousands, except per share data).

	March 31,
	2004	2005	2006
Net earnings	$4,836	$32,383	$30,726
Series A convertible preferred stock dividends	24,689	8,155	—

Net (loss) earnings available to common stockholders	$(19,853)	$24,228	$30,726

Average common shares:
Basic (weighted-average outstanding shares)	11,014,421	36,416,358	46,226,582
Dilutive potential common shares from common and preferred stock options	—	630,339	561,781

Diluted (weighted-average outstanding shares)	11,014,421	37,046,697	46,788,363

Basic (loss) earnings per common share	$(1.80)	$0.67	$0.66

Diluted (loss) earnings per common share	$(1.80)	$0.65	$0.66

Antidilutive options, convertible preferred stock and non-vested restricted stock not included in the dilutive earnings per common share calculation	29,344,854	8,649,375	6,487,567

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

18. Commitments and Contingencies

Litigation

The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows.

Exide Litigation

When the Company acquired Yuasa’s North and South American industrial battery business in 2000, it acquired the worldwide right to use the Exide trademark on industrial batteries. Yuasa had acquired an exclusive, perpetual, worldwide and transferable license to use the Exide name on industrial batteries in 1991 when it bought Exide Technologies’ industrial battery business.

On April 15, 2002, Exide Technologies filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the course of its Chapter 11 proceedings, Exide Technologies sought to reject certain agreements related to the 1991 sale of Exide Technologies’ industrial battery business to Yuasa, including the trademark. We opposed Exide Technologies’ attempt to reject these agreements. On April 3, 2006, the Court found in favor of Exide Technologies and ruled that after a transition period of up to two (2) years, the specifics of which are to be determined at a future hearing, the trademark will revert back to Exide Technologies. We respectfully disagree with the Court’s decision and have appealed this ruling. In the opinion of management, this litigation is not likely to be material to the Company’s financial condition, results of operations or cash flow.

Environmental Issues

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

The Company is involved in ongoing environmental issues at certain of its United States and foreign facilities. The Company currently has identified three potential environmental issues at our Manchester, United Kingdom battery facility and certain cleanup obligations at its Sumter, South Carolina facility and has established reserves of approximately $8,183 in accrued restructuring and accrued expenses at March 31, 2006. The Company believes it is indemnified in whole or in part for some of these environmental matters. Based on information available at this time, management believes that its reserves are sufficient to satisfy its environmental liabilities.

Manchester, England

We currently have identified three potentially significant environmental issues at our Manchester, England battery facility: lead slag piles that may pose a health risk are located in the vicinity of a public footpath on the property; the potential restoration of the Manchester, Bolton and Bury Canal by British Waterways may lead to sampling and/or remediation obligations with respect to the canal and surrounding areas located on our property; and there may be multiple and as yet unidentified areas of soil and groundwater contamination at the facility. We

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

believe we have a right to be indemnified by the previous owner for these potential environmental liabilities in excess of amounts accrued and submitted a notice of claim to the previous owner in May 2003 regarding these issues. No government or third-party lawsuits, regulatory actions or orders have been filed with respect to this site to date, and all our actions at this site to date are voluntary. The only action that has been taken at this site is the testing of the footpath area. To date, the previous owner has assumed full responsibility for this testing. We originally established a reserve for this facility at £3,500, and as of March 31, 2006 it amounted to approximately $5,983. Based on the information available at this time, we believe these reserves are sufficient to satisfy these environmental liabilities.

Sumter, South Carolina

We currently are responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. Remediation issues related to lead contamination in the soil were addressed pursuant to a 1998 Consent Order with the State of South Carolina, and we believe this matter to be closed. We are subject to ongoing storm water inspection requirements under a 2000 Consent Order based on suspected lead contamination. We also are in ongoing discussions with the State of South Carolina regarding alleged trichloroethylene (TCE) and other volatile organic compound (VOC) contamination in the groundwater that predates our ownership of this facility. There may be other unidentified contaminants in the soil or groundwater that also predate our ownership of this facility. We believe we are insured against losses arising out of the alleged VOC contamination pursuant to our environmental insurance policy for U.S. facilities and filed a notice of claim with our insurance carrier in October 2002 regarding this contamination. In July 2004, we received written confirmation from our insurance carrier that we are insured against losses over $500 with respect to the investigation of this VOC contamination. We also believe we will be indemnified by the former owner of the facility for environmental liabilities at this facility in excess of amounts accrued and submitted a notice of claim to them in 2002 regarding these issues. We have established a reserve for this facility, and as of March 31, 2006 it amounted to approximately $2,200. Based on current information, we believe these reserves are adequate to satisfy our environmental liabilities at this facility.

Lead Contracts

In order to hedge against large increases in cost, the Company has entered into contracts with financial institutions to fix the price of lead purchases. Each such contract is for a period not extending beyond one year. Under these contracts, at March 31, 2005, the Company was committed to purchase approximately 9.9 million pounds of lead for a total purchase price of $3,700. At March 31, 2006, the Company was committed to lead price hedge contracts for 32.8 million pounds of lead for a total purchase price of $17,420.

Foreign Currency Forward Contracts

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. Based primarily on statistical analysis on the Company’s currency exposures in fiscal 2006, we are highly confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $6,000 in more than one year out of twenty years.

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

transactions. To hedge these exposures we have entered into foreign currency forward contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2004, 2005 and 2006, we had entered into a total of $0, $0 and $34,300 foreign currency forward contracts.

Interest Rate Swap Agreements

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable debt interest expense. Such agreements effectively convert $203,000 of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by it under these agreements.

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

	Reserve Power	Motive Power	Other(1)	Consolidated
Fiscal year ended March 31, 2004
Net sales	$480,006	$489,073	$—	$969,079
Operating earnings (loss)	38,544	36,836	(21,567)	53,813

Fiscal year ended March 31, 2005
Net sales	$510,506	$573,356	$—	$1,083,862
Operating earnings (loss)	36,793	39,810	(203)	76,400

Fiscal year ended March 31, 2006
Net sales	$571,123	$712,142	$—	$1,283,265
Operating earnings	34,558	42,414	(8,627)	68,345

(1)	Other represents restructuring expense and other charges (see Note 22).

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

Many of the Company’s facilities manufacture products for both of the Company’s segments. Therefore, it is not practicable to disclose asset information on a segment basis.

Summarized financial information related to geographic areas in which the Company operated at March 31, 2004, 2005 and 2006 and for each of the years then ended is show below.

	2004	2005	2006
Net sales
Europe	$511,026	$568,837	$675,422
Americas	408,836	449,997	535,869
Asia	49,217	65,028	71,974

Total	$969,079	$1,083,862	$1,283,265

Operating (loss) earnings
Europe	$36,263	$32,091	$35,722
Americas	34,813	38,749	39,490
Asia	4,305	5,763	1,898
Eliminations, restructuring and other charges	(21,568)	(203)	(8,765)

Total	$53,813	$76,400	$68,345

Property, plant and equipment, net
Europe	$156,470	$156,872	$151,444
Americas	120,474	114,095	117,419
Asia	7,906	8,901	12,881

Total	$284,850	$279,868	$281,744

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

Balance at April 1, 2004	$23,249
Current year provisions	14,453
Costs incurred	(14,916)

Balance at March 31, 2005	$22,786
Current year provisions	14,513
Costs incurred	(10,647)

Balance at March 31, 2006	$26,652

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

22. Other Charges

The following is a summary of other charges:

	March 31,
	2004	2005	2006
Uncompleted acquisition attempts	$6,800	$—	$—
Restructuring and other charges	2,295	—	8,553
Bonus and related payroll costs associated with recapitalization	12,052	—	—

Other charges—operating	21,147	—	8,553

Settlement agreement	24,405	—	—
Write-off of deferred financing costs	6,569	3,622	—
Prepayment penalty	—	2,400	—

Other charges—non-operating	30,974	6,022	—

Total other charges	$52,121	$6,022	$8,553

Other charges—operating for the fiscal year ended March 31, 2004 of $21,147 includes charges for uncompleted acquisitions (primarily legal and professional fees), plant closing costs related to the final settlement of labor matters relating to a North American plant closed in fiscal 2002 and a special bonus paid, including related payroll costs, in connection with the March 17, 2004 recapitalization transaction (see Note 2).

Other charges—non-operating for the fiscal year ended March 31, 2004 were $30,974, including $24,405 associated with the Settlement Agreement (see Note 9) that among other items, repaid seller notes and canceled stock warrants, all of which were attributable to the ESG acquisition; and deferred financing costs written off related to debt refinanced in the March 2004 recapitalization.

Other charges—non-operating for the fiscal year ended March 31, 2005 were $6,022 for the write-off of a portion of unamortized deferred finance costs and a prepayment penalty on the repayment of its senior secured lien term loan in connection with the IPO.

Other charges—operating for the year ended March 31, 2006 were $8,553 which included $6,217 incurred to cover estimated costs in Europe of staff reductions, exiting of a product line, and closing several ancillary locations, $1,063 incurred to cover estimated restructuring programs in Europe related to the newly acquired GAZ facility in Zwickau, Germany, and $1,273 of non-cash write-off of machinery and equipment based on impairment testing.

23. Restructuring plans

The Company has two acquisition related restructuring plans and three non-acquisition related restructuring plans.

Acquisition related restructuring

The plans were initiated in connection with the acquisitions of ESG in 2002 and the motive power battery business of FIAMM, S.p.A. (FIAMM) in 2006. They have been aggregated in the table below as the FIAMM

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

activity is not considered significant. The ESG plan has two significant costs remaining; the final payment due in March 2007 of $1,408 for the cancellation of the steam contract described below and $5,983 related to environmental costs at the facility in Manchester, England.

The Company has described in Note 18, Commitments and Contingencies, the nature of the environmental costs at its Manchester, England and Sumter, S.C. locations. The environmental reserves related to Manchester are in the rollforward of the acquisition related restructuring reserves below while those for Sumter are included in the non-acquisition related restructuring plans rollforward, also below. We relied upon SFAS 141 Business Combinations and SFAS 5 Accounting for Contingencies for the timing and measurement of these costs.

A rollforward of the acquisition related restructuring reserve is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2003	$18,579	$9,603	$5,852	$5,345	$39,379
Costs incurred	(4,054)	(1,294)	—	—	(5,348)
Foreign currency impact and other	2,341	1,053	742	177	4,313

Balance at March 31, 2004	16,866	9,362	6,594	5,522	38,344
Costs incurred	(10,274)	(3,737)	(98)	(3,633)	(17,742)
Adjustment to accrual	(2,484)	(2,751)	—	(514)	(5,749)
Foreign currency impact and other	255	820	14	29	1,118

Balance at March 31, 2005	4,363	3,694	6,510	1,404	15,971
Accrual	5,571	1,009	—	2,420	9,000
Adjustment to accrual	(2,910)	(535)	—	313	(3,132)
Costs incurred	(4,937)	(1,705)	(77)	(2,868)	(9,587)
Foreign currency impact and other	(258)	(461)	(450)	(102)	(1,271)

Balance at March 31, 2006	$1,829	$2,002	$5,983	$1,167	$10,981

ESG acquisition

On March 22, 2002, EnerSys acquired the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys (ESG). ESG was a manufacturer and supplier of industrial batteries with facilities located in Europe, North America, and Asia. This acquisition enhanced our product offering with complementary product lines and increased our ability to service global clients and gain global market share.

As of the acquisition date, the Company began to formulate an exit and restructuring plan for certain ESG facilities in North America and Europe, which was finalized during the fiscal year ended March 31, 2003. These facilities, located in England, Germany and the United States, were restructured due mainly to excess capacity brought about by the ESG acquisition and relatively high production costs at these locations compared to other EnerSys facilities. The facilities in England and Germany remain open, however, as either a distribution center or as a facility with a significantly reduced manufacturing cost structure. The facility in the United States has been closed. The exit and restructuring plan affected direct, indirect and certain administrative personnel. As of March 22, 2002, the Company recorded a liability of $18,173, of which $7,873 related to involuntary termination of employees and $10,300 related to the cancellation of certain contractual obligations that required the Company to purchase steam at the Germany location.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

As a result of the finalization of these plans, the Company recorded an additional liability of $26,660 in fiscal 2003 for involuntary termination of employees, environmental costs, warranty costs, and plant closure costs and a reduction of $5,749 in fiscal 2005 primarily in severance and contractual obligations. These two amounts were recorded as adjustments to the goodwill initially recorded for the ESG acquisition. The resolution of the environmental costs at the Manchester, England facility is the only significant item that remains unresolved. The Company continues taking actions consistent with its original plan to resolve these issues.

During fiscal 2003 and fiscal 2004, the Company utilized $17,322 of these reserves primarily for the termination of employees. During fiscal 2005 and 2006 the Company utilized $17,742 and $4,559, respectively of these reserves. The balance of the ESG acquisition-related restructuring reserve at March 31, 2006 is $10,213, which we anticipate spending primarily during fiscal 2007 with the exception of the environmental reserves related to Manchester which is more fully described in Note 18. Since the creation of this reserve the total utilized as of March 31, 2006 is $39,623.

FIAMM acquisition

On June 1, 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. (FIAMM). This acquisition, which complements our existing European motive power business, has been accounted for as a purchase and has resulted in the recognition of $6,450 of goodwill in the Company’s financial statements.

In the first quarter of fiscal year 2006, management began to assess and formulate a plan for the restructuring activities related to the FIAMM acquisition and established an estimated reserve of $9,000. In the third quarter of fiscal year 2006, management completed the assessment of the FIAMM restructuring plan and reduced the reserve by $3,132. At that time, management lowered its estimate of severance costs because of voluntary terminations and 54 employees who accepted employment at another Company manufacturing facility. The Company was also able to reduce a liability for the repayment of certain governmental training grants. The estimated total revised costs of $5,868 include $2,661 related to the termination of 132 manufacturing, selling and distribution employees, and the balance of $3,207 for plant and warehouse closure costs, including lease terminations.

During fiscal 2006, the Company incurred costs of $5,028, of which $2,352 was for the termination of employees and the balance primarily for other closure costs in our Italian and U.K. facilities. The balance of the FIAMM reserve at March 31, 2006, is $768, which we anticipate spending primarily during the first half of fiscal 2007.

Non-acquisition related restructuring plans

The remaining three plans were initiated in connection with cost-reduction initiatives. The Company based its accounting and disclosures primarily on the requirements of SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities which resulted in direct charges to the determination of net earnings in the periods in which the plans were initiated, liabilities were incurred and provisions were determined. These three individual plans are not significant and have been aggregated.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

A rollforward of these non-acquisition related restructuring reserves is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
	(in $ thousands)
Balance at March 31, 2003	$210	$1,500	$2,000	$8,012	$11,722
Provision	(210)	6,596	—	(3,730)	2,656
Costs incurred	—	(270)	(184)	(1,861)	(2,315)

Balance at March 31, 2004	—	7,826	1,816	2,421	12,063
Provision	—	—	715	1,354	2,069
Costs incurred	—	(7,826)	(110)	(1,430)	(9,366)

Balance at March 31, 2005	—	—	2,421	2,345	4,766
Provision	3,325	1,371	—	663	5,359
Costs incurred	(1,027)	(537)	84	(1,877)	(3,357)
Foreign currency impact and other	176	(152)	—	—	24

Balance at March 31, 2006	$2,474	$682	$2,505	$1,131	$6,792

A description of these three plans is included below.

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain existing manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. Costs incurred for this activity were $1,410 in fiscal 2006. These costs related to ongoing expenses from previously closed manufacturing locations. As of March 31, 2006, the reserve balance is $2,956, a small portion of which we expect to spend in the next year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

During the second quarter of fiscal 2006 a restructuring charge of $5,979, primarily for the Motive Power segment, was incurred to cover estimated costs in Europe of staff reductions of 112 employees, exiting of a product line, and closing several ancillary locations. The charge comprised $4,569 as a restructuring accrual and $1,410 for a non-cash write-off, primarily of machinery and equipment. As of March 31, 2006, 106 employees have been severed and the reserve balance is $3,156, which mostly represents severance obligations we anticipate spending during the first half of fiscal 2007 or upon the individual employee’s determination. During the third quarter of fiscal year 2006, an additional charge of $238 was provided to cover additional costs, including $111 of non-cash charges, related to the restructuring plan initiated in the second quarter of fiscal year 2006.

During the third quarter of fiscal year 2006, a charge of $1,063 was incurred, to cover estimated restructuring programs to which the company committed, to transfer certain existing European assembly operations to the newly acquired GAZ facility in Zwickau, Germany. It is anticipated that these remaining obligations of $680 will be spent primarily in the first half of fiscal 2007.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(In Thousands, Except Per Share Data)

24. Other Income, net

Other income, net consists of the following:

	March 31,
	2004	2005	2006
Foreign exchange transaction gains	$(3,965)	$(1,899)	$(1,317)
Other income	(1,549)	(957)	(211)
Minority interest	217	217	170

Total	$(5,297)	$(2,639)	$(1,358)

25. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in fiscal 2006 ended on July 3, 2005, October 2, 2005, January 1, 2006, and March 31, 2006. The four fiscal quarters in fiscal 2005 ended on July 4, 2004, October 3, 2004, January 2, 2005, and March 31, 2005, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2005
Net sales	$263,261	$261,313	$273,707	$285,581	$1,083,862
Gross profit	66,718	61,121	60,365	67,211	255,415
Operating earnings	22,114	19,832	16,571	17,883	76,400
Net earnings	9,026	6,384	6,818	10,155	32,383
Series A convertible preferred stock dividends	8,155	—	—	—	8,155
Net earnings available to common stockholders	871	6,384	6,818	10,155	24,228
Net earnings per common share—basic	$0.08	$0.15	$0.15	$0.22	$0.67
Net earnings per common share—diluted	$0.08	$0.15	$0.14	$0.22	$0.65

Fiscal year ended March 31, 2006
Net sales	$303,842	$304,432	$321,793	$353,198	$1,283,265
Gross profit	66,542	64,199	69,584	76,473	276,798
Operating earnings	17,647	9,876	17,119	23,703	68,345
Net earnings available to common stockholders	8,759	2,520	7,767	11,680	30,726
Net earnings per common share—basic	$0.19	$0.05	$0.17	$0.25	$0.66
Net earnings per common share—diluted	$0.19	$0.05	$0.17	$0.25	$0.66

During the second quarter of fiscal 2005 the Company recorded highlighted charges related to the IPO of $6,022 related to a write-off of deferred finance costs and a prepayment penalty. During the second quarter of fiscal 2006, a restructuring charge of $5,979 was incurred to cover estimated costs in Europe of staff reductions, exiting of a product line, and closing several ancillary locations. The charge comprised $4,569 as a restructuring accrual and $1,410 for a non-cash write-off, primarily of machinery and equipment. During the third quarter of fiscal 2006, a restructuring charge of $1,063 was incurred to cover estimated costs in Europe to transfer production of aircraft battery assembly from existing facilities in Hagen, Germany to the newly acquired GAZ facility in Zwickau, Germany, and an additional $238 was also provided to cover additional costs related to the charge taken in the second fiscal quarter of fiscal 2006 described above. Also recorded were other charges of $1,273 representing a non-cash write-off of machinery and equipment based on impairment testing. (See Note 22).

SCHEDULE II

EnerSys

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2004	$8,492	$849	$(1,825)	$(794)	$6,722
Fiscal year ended March 31, 2005	$6,722	$(441)	$(1,441)	$(131)	$4,709
Fiscal year ended March 31, 2006	$4,709	$596	$(748)	$8	$4,565

Allowance for inventory valuation:
Fiscal year ended March 31, 2004	$7,955	$5,148	$(4,542)	$2,334	$10,895
Fiscal year ended March 31, 2005	$10,895	$4,065	$(5,574)	$512	$9,898
Fiscal year ended March 31, 2006	$9,898	$5,817	$(6,541)	$(463)	$8,711

Allowance for deferred income tax assets:
Fiscal year ended March 31, 2004	$66,906	$2,641	$—	$4,562	$74,109
Fiscal year ended March 31, 2005	$74,109	$3,596	$—	$379	$78,084
Fiscal year ended March 31, 2006	$78,084	$(5,218)	$—	$(5,874)	$66,992

(1)	Primarily the impact of currency changes as well as acquisitions of certain businesses.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We intend to file with the SEC a definitive proxy statement for our 2006 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after March 31, 2006, the close of the fiscal year covered by this Annual Report on Form 10-K. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to that proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements.

(2) Financial Statement Schedule

The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8. “Financial Statements and Supplementary Data:”): Schedule II—Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

(b) The following documents are filed herewith as exhibits:

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

10.1	Credit Agreement, dated March 17, 2004, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Documentation Agent (incorporated by reference to Exhibit 10.9 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.2	First Amendment and Consent to Credit Agreement (File No. 001-32253) (incorporated by reference to Exhibit 10.28 to EnerSys’ Form 10-Q filed on September 9, 2004).

10.3	Second Amendment and Consent to Credit Agreement (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 10-K filed on June 20, 2005).

10.4	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.5	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.6	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

Exhibit Number	Description of Exhibit
10.7	Second-Lien Credit Agreement, dated March 17, 2004, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Documentation Agent (incorporated by reference to Exhibit 10.13 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Second-Lien Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Second-Lien Collateral Agent (incorporated by reference to Exhibit 10.14 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Second-Lien Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Second-Lien Collateral Agent (incorporated by reference to Exhibit 10.15 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.10	Second-Lien Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.11	Intercreditor Agreement, dated March 17, 2004, by and among EnerSys, EnerSys Capital Inc. and Bank of America, N.A., in its capacity as Collateral Agent for the First-Lien Obligations and in its Capacity as Collateral Agent for the Second-Lien Obligations (incorporated by reference to Exhibit 10.17 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.12	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.13	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Michael T. Philion and letter of amendment thereto (incorporated by reference to Exhibit 10.3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.14	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John A. Shea and letter of amendment thereto (incorporated by reference to Exhibit 10.5 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.16	Directorship Agreement, dated January 8, 2002, between EnerSys, Inc. and Ray Kubis (incorporated by reference to Exhibit 10.7 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.17	Managing Directorship Agreement, dated January 8, 2002, between Hawker Belgium S.A. and Ray Kubis (incorporated by reference to Exhibit 10.8 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004

10.18	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and John D. Craig (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated April 13, 2005).

10.19	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and Michael T. Philion (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated April 13, 2005).

Exhibit Number	Description of Exhibit
10.20	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and John A. Shea (incorporated by reference to Exhibit 10.4 to EnerSys’ Form 8-K dated April 13, 2005).

10.21	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and Richard W. Zuidema (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 8-K dated April 13, 2005).

10.22	Letter, dated April 13, 2005, amending the Directorship Agreement between Hawker Belgium S.A. and Raymond R. Kubis (incorporated by reference to Exhibit 10.5 to EnerSys’ Form 8-K dated April 13, 2005).

10.23	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.24	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.25	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.26	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.27	Trademark and Trade name License Agreement, dated June 10, 1991, by and between Exide Corporation and Yuasa Battery (America), Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 6, 2004).

10.28	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.29	EnerSys Management Incentive Plan—Fiscal Year 2006 (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated June 20, 2005)

10.30	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated June 20, 2005)

10.31	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 8-K dated June 20, 2005)

10.32	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Form 8-K dated June 20, 2005)

10.33	Amended EnerSys Management Incentive Plan—Fiscal Year 2006 (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated August 12, 2005)

10.34	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated December 9, 2005)

Exhibit Number		Description of Exhibit

11.1	*	Statement regarding Computation of Per Share Earnings

21.1		Subsidiaries of the Registrant (filed herewith)

23.1		Consent of Ernst & Young LLP (filed herewith)

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith)

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith)

32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Information required to be presented in Exhibit 11 is provided in Note 17 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reading, Commonwealth of Pennsylvania, on June 14, 2006.

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

Name	Title	Date

/s/ JOHN D. CRAIG John D. Craig	Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2006

/s/ MICHAEL T. PHILION Michael T. Philion	Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	June 14, 2006

/s/ MICHAEL J. SCHMIDTLEIN Michael J. Schmidtlein	Vice President & Corporate Controller (Principal Accounting Officer)	June 14, 2006

/s/ HWAN-YOON CHUNG Hwan-yoon Chung	Director	June 14, 2006

/s/ KENNETH F. CLIFFORD Kenneth F. Clifford	Director	June 14, 2006

/s/ ERIC T. FRY Eric T. Fry	Director	June 14, 2006

/s/ HOWARD I. HOFFEN Howard I. Hoffen	Director	June 14, 2006

/s/ MICHAEL C. HOFFMAN Michael C. Hoffman	Director	June 14, 2006

/s/ ARTHUR T. KATSAROS Arthur T. Katsaros	Director	June 14, 2006

/s/ JOHN F. LEHMAN John F. Lehman	Director	June 14, 2006

/s/ DENNIS S. MARLO Dennis S. Marlo	Director	June 14, 2006

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

10.1	Credit Agreement, dated March 17, 2004, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Documentation Agent (incorporated by reference to Exhibit 10.9 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.2	First Amendment and Consent to Credit Agreement (File No. 001-32253) (incorporated by reference to Exhibit 10.28 to EnerSys’ Form 10-Q filed on September 9, 2004).

10.3	Second Amendment and Consent to Credit Agreement (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 10-K filed on June 20, 2005).

10.4	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.5	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.6	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.7	Second-Lien Credit Agreement, dated March 17, 2004, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Documentation Agent (incorporated by reference to Exhibit 10.13 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Second-Lien Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Second-Lien Collateral Agent (incorporated by reference to Exhibit 10.14 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Second-Lien Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Second-Lien Collateral Agent (incorporated by reference to Exhibit 10.15 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.10	Second-Lien Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

Exhibit Number	Description of Exhibit
10.11	Intercreditor Agreement, dated March 17, 2004, by and among EnerSys, EnerSys Capital Inc. and Bank of America, N.A., in its capacity as Collateral Agent for the First-Lien Obligations and in its Capacity as Collateral Agent for the Second-Lien Obligations (incorporated by reference to Exhibit 10.17 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.12	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.13	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Michael T. Philion and letter of amendment thereto (incorporated by reference to Exhibit 10.3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.14	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John A. Shea and letter of amendment thereto (incorporated by reference to Exhibit 10.5 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.16	Directorship Agreement, dated January 8, 2002, between EnerSys, Inc. and Ray Kubis (incorporated by reference to Exhibit 10.7 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.17	Managing Directorship Agreement, dated January 8, 2002, between Hawker Belgium S.A. and Ray Kubis (incorporated by reference to Exhibit 10.8 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004

10.18	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and John D. Craig (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated April 13, 2005).

10.19	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and Michael T. Philion (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated April 13, 2005).

10.20	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and John A. Shea (incorporated by reference to Exhibit 10.4 to EnerSys’ Form 8-K dated April 13, 2005).

10.21	Letter, dated April 13, 2005, amending the Employment Agreement between Yuasa, Inc. and Richard W. Zuidema (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 8-K dated April 13, 2005).

10.22	Letter, dated April 13, 2005, amending the Directorship Agreement between Hawker Belgium S.A. and Raymond R. Kubis (incorporated by reference to Exhibit 10.5 to EnerSys’ Form 8-K dated April 13, 2005).

10.23	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.24	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.25	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

Exhibit Number	Description of Exhibit
10.26	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.27	Trademark and Trade name License Agreement, dated June 10, 1991, by and between Exide Corporation and Yuasa Battery (America), Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 6, 2004).

10.28	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.29	EnerSys Management Incentive Plan—Fiscal Year 2006 (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated June 20, 2005)

10.30	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated June 20, 2005)

10.31	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 8-K dated June 20, 2005)

10.32	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Form 8-K dated June 20, 2005)

10.33	Amended EnerSys Management Incentive Plan—Fiscal Year 2006 (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated August 12, 2005)

10.34	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated December 9, 2005)

11.1*	Statement regarding Computation of Per Share Earnings

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Information required to be presented in Exhibit 11 is provided in Note 17 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.