Form 10-Q
period 2006-07-02
EnerSys
filed 2006-08-08
CIK 1289308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32253

EnerSys
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	23-3058564 (I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

☐    YES                ☒    NO.

Common Stock outstanding at August 4, 2006: 46,697,592 shares

ENERSYS

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	July 2, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,644	$15,217
Accounts receivable, net	324,923	308,625
Inventories, net	201,860	179,537
Deferred taxes	21,657	20,338
Prepaid and other current assets	25,960	23,978

Total current assets	591,044	547,695
Property, plant, and equipment, net	287,524	281,744
Goodwill	316,281	308,767
Other intangible assets, net	80,779	80,831
Deferred taxes	15,820	13,843
Other assets	33,712	31,068

Total assets	$1,325,160	$1,263,948

Liabilities and stockholders' equity
Current liabilities:
Short-term debt	$10,274	$6,571
Current portion of long-term debt	8,325	8,225
Current portion of capital lease obligations	1,444	1,367
Accounts payable	169,036	157,792
Accrued expenses	172,125	159,671
Deferred taxes	1,589	2,635

Total current liabilities	362,793	336,261
Long-term debt	384,776	384,142
Capital lease obligations	2,013	2,185
Deferred taxes	57,990	55,357
Other liabilities	42,822	40,815

Total liabilities	850,394	818,760
Stockholders' equity:
Common Stock, $0.01 par value, 135,000,000 shares authorized, and 46,697,592 shares issued and outstanding at July 2, 2006; 46,560,940 shares issued and outstanding at March 31, 2006	467	466
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	334,476	335,263
Unearned stock grant compensation	—	(3,090)
Retained earnings	66,429	54,270
Accumulated other comprehensive income	73,394	58,279

Total stockholders' equity	474,766	445,188

Total liabilities and stockholders' equity	$1,325,160	$1,263,948

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three fiscal months ended
	July 2, 2006	July 3, 2005
Net sales	$359,034	$303,842
Cost of goods sold	281,921	237,300

Gross profit	77,113	66,542

Operating expenses	54,313	48,895
Litigation settlement income	(2,766)	—

Operating earnings	25,566	17,647
Interest expense	7,025	5,817
Other (income) expense, net	702	(1,489)

Earnings before income taxes	17,839	13,319
Income tax expense	5,680	4,560

Net earnings	$12,159	$8,759

Net earnings per common share:
Basic	$0.26	$0.19

Diluted	$0.26	$0.19

Weighted-average shares of common stock outstanding:
Basic	46,338,013	46,166,709

Diluted	47,145,216	46,366,789

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Three fiscal months ended
	July 2, 2006	July 3, 2005
Cash flows from operating activities
Net earnings	$12,159	$8,759
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,451	10,696
Provision for doubtful accounts	351	162
Provision for deferred taxes	209	(344)
Stock-based compensation	764	—
(Gain) loss on disposal of fixed assets	(16)	139
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,562)	(20,144)
Inventory	(15,657)	(12,440)
Prepaid expenses and other current assets	(840)	(2,766)
Other assets	(398)	870
Accounts payable	4,067	17,461
Accrued expenses	1,672	401
Other liabilities	(410)	(146)

Net cash provided by operating activities	6,790	2,648

Cash flows from investing activities
Capital expenditures	(9,003)	(8,535)
Acquisitions	(271)	(33,038)
Proceeds from disposal of property, plant, and equipment	84	102

Net cash used in investing activities	(9,190)	(41,471)

Cash flows from financing activities
Net (decrease) increase in short-term debt	3,485	(848)
Proceeds from the issuance of long-term debt	—	29,876
Payments of long-term debt	(913)	(913)
Payments of capital lease obligations, net	(284)	(535)
Exercise of stock options	1,442	430
Excess tax benefits from exercises of stock options	98	29
Deferred financing costs	(253)	(321)

Net cash provided by financing activities	3,575	27,718
Effect of exchange rate changes on cash	252	(264)

Net increase (decrease) in cash and cash equivalents	1,427	(11,369)
Cash and cash equivalents at beginning of period	15,217	21,341

Cash and cash equivalents at end of period	$16,644	$9,972

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)

(In Thousands)

	Three fiscal months ended
	July 2, 2006	July 3, 2005
Net earnings	$12,159	$8,759
Other comprehensive income:
Net unrealized loss on derivative instruments, net of tax	(3,290)	(1,931)
Minimum pension liability, net of tax	(125)	—
Foreign currency translation adjustments	18,530	(29,105)

Total comprehensive income (loss)	$27,274	$(22,277)

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: BASIS OF PRESENTATION

        The accompanying interim unaudited condensed consolidated financial statements of EnerSys (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring accruals considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2006 Annual Report on Form 10-K (SEC File No. 001-32253) dated June 14, 2006.

        The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in 2007 end on July 2, 2006, October 1, 2006, December 31, 2006, and March 31, 2007, respectively. The four fiscal quarters in 2006 ended on July 3, 2005, October 2, 2005, January 1, 2006, and March 31, 2006, respectively. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period presentation.

NOTE 2: ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

        In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN No. 48"). FIN No. 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN No. 48 will have on its financial position, results of operations and cash flows.

NOTE 3: ACQUISITIONS

        In May 2006, the Company purchased the assets of Alliant Techsystems' (NYSE:ATK) lithium primary battery business, located at its Power Sources Center ("PSC") in Horsham, PA. The total purchase for this transaction was approximately $2,200 and was financed using existing EnerSys credit facilities. PSC produces lithium power sources, primarily for aerospace and defense applications. As part of the transaction, ATK has signed a 5-year supply agreement for all of its requirements for products produced at PSC. With this acquisition, the Company will be able to leverage its recent investment in lithium-ion rechargeable batteries to provide a wider offering of these products to its customers. PSC is now known as EnerSys Advanced Systems.

        On October 11, 2005, the Company completed the acquisition of Gerate- und Akkumulatorwerk Zwickau GmbH (GAZ), based in Zwickau, Germany. The total purchase price net of cash received for this transaction was approximately $2,671 (excluding assumed debt of approximately $761) and was financed using existing EnerSys credit facilities. GAZ is a producer of specialty nickel-based batteries utilized primarily in the energy, rail, telecommunications and uninterruptible power supply (UPS)

industries worldwide. The acquisition has resulted in the recognition of $1,891 of goodwill in the Company's financial statements.

        On June 1, 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. The total purchase price net of cash received for this transaction was approximately $32,741 and financing was completed on June 15, 2005, using primarily a Euro €25,000 Credit Facility Agreement (approximately U.S.$31,958). This strategic acquisition, which complements the Company's existing European motive power business, has resulted in the recognition of $6,468 of goodwill in the Company's financial statements.

        In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired business. This process begins during due diligence and is concluded within twelve months of the acquisition. Where necessary, the Company accrues estimates for certain costs related primarily to the business integration, anticipated at the date of the acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, SFAS 141, Business Combinations and SFAS 5, Accounting for Contingencies. Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized.

NOTE 4: INVENTORIES

        Inventories, net consist of:

	July 2, 2006	March 31, 2006
Raw materials	$48,138	$44,453
Work-in-process	58,058	50,472
Finished goods	95,664	84,612

Total	$201,860	$179,537

        Inventory reserves for obsolescence and other estimated losses were $11,148 and $8,711 at July 2, 2006 and March 31, 2006, respectively.

NOTE 5: ACCOUNTING FOR DERIVATIVES

        The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statements of Income. The amount of Accumulated Other Comprehensive Income (Loss) related to interest rates, lead and foreign exchange contracts at July 2, 2006 and March 31, 2006, net of tax, was an unrecognized loss of approximately $1,382 and an unrecognized gain of $1,907, respectively.

NOTE 6: INCOME TAXES

        The Company's income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the first fiscal quarter of 2007 and 2006 were based on the estimated effective tax rates applicable for the full years ending March 31, 2007 and March 31, 2006, respectively, after giving effect to items specifically related to the interim periods. The effective income tax rate for the first fiscal quarters of 2007 and 2006 were 31.8% and 34.2%, respectively. The effective income tax rate for the fiscal year ended March 31, 2006 was 31.4%.

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

	Three fiscal months ended
	July 2, 2006	July 3, 2005
Balance at beginning of period	$26,652	$22,786
Current period provisions	3,068	4,282
Costs incurred	(1,695)	(3,774)

Balance at end of period	$28,025	$23,294

NOTE 8: COMMITMENTS, CONTINGENCIES AND LITIGATION

Litigation

        The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company's financial condition, results of operations, or cash flows (see Note 18 to the Consolidated Financial Statements included in the Company's 2006 Annual Report on Form 10-K).

Federal Trade Commission Investigation

        In March 2006, the Company received a letter from the Federal Trade Commission, or the FTC, notifying the Company that the FTC is conducting a non-public investigation to determine whether manufacturers of industrial batteries may have engaged in unfair methods of competition or unfair acts and practices in violation of Section 5 of the Federal Trade Commission Act in connection with their pricing practices. The Company believes that the FTC has issued similar letters to other manufacturers of industrial batteries. The Company believes that it has not acted improperly and has advised the FTC accordingly. The Company is fully cooperating with the FTC's investigation and has delivered the requested documents to the FTC.

Litigation Settlement Income

        In June 2006, the Company received approximately $2,766, net of fees and expenses, due to the settlement of several related matters. The amount of the settlement has been recorded as an increase in operating income in the first fiscal quarter of 2007, as the costs related to this matter were previously recorded in operating expenses.

Exide Litigation

        When the Company acquired Yuasa's North and South American industrial battery business in 2000, it acquired the worldwide right to use the Exide trademark on industrial batteries. Yuasa had acquired an exclusive, perpetual, worldwide and transferable license to use the Exide name on industrial batteries in 1991 when it bought Exide Technologies' industrial battery business.

        On April 15, 2002, Exide Technologies filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the course of its Chapter 11 proceedings, Exide Technologies sought to reject certain agreements related to the 1991 sale of Exide Technologies' industrial battery business to Yuasa, including the trademark. The Company opposed Exide Technologies' attempt to reject these agreements. On April 3, 2006, the Court found in favor of Exide Technologies. On June 30, 2006, the Court entered a supplemental order pursuant to which (a) EnerSys was afforded until October 3, 2007, to discontinue the use of the "Exide" trademark on industrial batteries; (b) Exide Technologies was required to refrain from using the "Exide" trademark on industrial batteries until April 3, 2008; and (c) EnerSys' motion for a stay pending appeal of the court order granting Exide Technologies' motion to reject the agreements was denied. On July 11, 2006, the Company appealed the court's decision. In the opinion of management, this litigation is not likely to have a material impact on the Company's financial condition, results of operations or cash flows.

Environmental Issues

        As a result of its operations, the Company is subject to various federal, state, local, and foreign environmental laws and regulations and is exposed to the costs and risks of handling, processing, storing, transporting, and disposing of hazardous substances, especially lead and acid. The Company's operations are also subject to federal, state, local and foreign occupational safety and health regulations, including laws and regulations relating to exposure to lead in the workplace.

        As more fully described in Note 18 to the Consolidated Financial Statements included in the Company's 2006 Annual Report on Form 10-K, the Company is involved in ongoing environmental issues at certain of its United States and foreign facilities. The Company may have potential environmental issues at its Manchester, England and Sumter, South Carolina facilities and has established reserves in accrued restructuring and accrued expenses of approximately $8,543 and $8,183 at July 2, 2006, and March 31, 2006, respectively. The Company believes it is indemnified in whole or in part for some of these environmental matters. Based on information available at this time, management believes that its reserves are sufficient to satisfy its environmental liabilities. The Company has described in Note 9, Restructuring Plans, the changes in the reserves associated with the environmental costs at its Manchester, England and Sumter, S.C. locations.

Lead Contracts

        To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. Each such contract is for a period not extending beyond one year. Under these contracts, at July 2, 2006, and March 31, 2006, the Company was committed to purchase approximately 44.4 and 32.8 million pounds of lead, respectively, for a total purchase price of $23,100 and $17,420, respectively.

Foreign Currency Forward Contracts

        The Company quantifies and monitors its global foreign currency exposures. On a selective basis the Company will enter into foreign currency forward contracts to reduce the volatility from currency movements that affect the Company. The Company's largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures, the

Company has entered into foreign currency forward contracts with financial institutions. Each contract is for a period not extending beyond one year. As of July 2, 2006 and March 31, 2006, the Company had entered into a total $41,400 and $34,300, respectively, of foreign currency forward contracts.

Interest Rate Swap Agreements

        The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable debt interest expense. Such agreements effectively convert $203,000 of the Company's variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company's net financial investment position and the amount of cash to be paid or received by it under these agreements.

NOTE 9: RESTRUCTURING PLANS

        As more fully described in Note 23 to the Consolidated Financial Statements included in the Company's 2006 Annual Report on Form 10-K, the Company has two acquisition related restructuring plans and three non-acquisition related restructuring plans.

Acquisition related restructuring

        The plans were initiated in connection with the acquisitions of the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys (ESG) in 2002 and the motive power battery business of FIAMM, S.p.A. (FIAMM) in 2006. They have been aggregated in the table below as the FIAMM activity is not considered significant. The ESG plan has two significant costs remaining; the final payment due in March 2007 of $1,483 for the cancellation of a steam contract and $6,359 related to environmental costs at the facility in Manchester, England.

        As discussed in Note 8, Commitments, Contingencies and Litigation the Company may have potential environmental issues at its Manchester, England and Sumter, South Carolina facilities. The environmental reserves related to Manchester are in the rollforward of the acquisition related restructuring reserves below while those for Sumter are included in the non-acquisition related restructuring plans rollforward, also below. The Company relied upon Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, SFAS 141, Business Combinations and SFAS 5, Accounting for Contingencies, for the timing and measurement of these costs.

        The Company continues taking actions consistent with its original plan to resolve these issues. A rollforward of the acquisition related restructuring reserve for the first fiscal quarter of 2007 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2006	$1,829	$2,002	$5,983	$1,167	$10,981
Costs incurred	(382)	(13)	—	(263)	(658)
Foreign currency impact and other	118	119	376	129	742

Balance at July 2, 2006	$1,565	$2,108	$6,359	$1,033	$11,065

ESG acquisition

        On March 22, 2002, EnerSys acquired ESG. The Company formulated an exit and restructuring plan for certain ESG facilities in North America and Europe. Two of the facilities in the plan remain open after significant restructuring and now operate at a lower operating cost base. The facility identified in the United States has been closed. The Manchester, England facility that was included in the plan has significantly reduced operations and the Company awaits resolution of potential environmental costs, (as more fully described in Note 8, Commitments, Contingencies and Litigation) and is the only significant item that remains unresolved. The balance of the ESG acquisition-related restructuring reserve at July 2, 2006 is $10,891, which the Company anticipates spending primarily during fiscal 2007, with the exception of the environmental reserves related to the Manchester facility.

FIAMM acquisition

        On June 1, 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. (FIAMM). In the third fiscal quarter of year 2006, management completed the assessment of the FIAMM restructuring plan and reduced the restructuring reserve to $5,868, which included $2,661 related to the termination of 132 manufacturing, selling and distribution employees, and the balance of $3,207 for plant and warehouse closure costs, including lease terminations. The balance of the FIAMM reserve at July 2, 2006, is $174, which the Company anticipates spending primarily during the first half of fiscal 2007.

Non-acquisition related restructuring plans

        The three non-acquisition related restructuring plans were initiated in connection with cost-reduction initiatives. The Company based its accounting and disclosures primarily on the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities which resulted in direct charges to the determination of net earnings in the periods in which the plans were initiated, liabilities were incurred and provisions were determined. These three individual plans are not significant and have been aggregated.

        A rollforward of these non-acquisition related restructuring reserves for the first fiscal quarter of 2007 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2006	$2,474	$682	$2,505	$1,131	$6,792
Provision	—	—	—	—	—
Costs incurred	(1,291)	(300)	(93)	(304)	(1,988)
Foreign currency impact and other	119	39	—	34	192

Balance at July 2, 2006	$1,302	$421	$2,412	$861	$4,996

        During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. As of July 2, 2006, the reserve balance associated with these actions is $2,820, a small portion of which the Company expects to spend in the current fiscal year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

        During fiscal 2006, the Company incurred restructuring charges of $6,217, primarily for the Motive Power segment, to cover estimated costs in Europe of staff reductions of 112 employees, exiting of a product line, and closing several ancillary locations. The charges included a non-cash write-off of $1,410, primarily of machinery and equipment. As of July 2, 2006, the reserve balance associated with these actions is $1,723, which mostly represents severance obligations the Company anticipates spending during the first half of this fiscal year or upon the individual employee's determination.

        Also during fiscal 2006, the Company incurred a charge of $1,063 to cover estimated restructuring programs to transfer certain existing European assembly operations to the newly acquired GAZ facility in Zwickau, Germany. It is anticipated that these remaining obligations of $453 at July 2, 2006, will be spent primarily in the first half of this fiscal year.

NOTE 10: DEBT

        Effective June 29, 2006, the Company amended its senior credit facility, which consists of a $357,700 term loan B and a $100,000 revolving credit line. Under the amendment, the lenders approved the elimination of the Company's senior secured debt leverage ratio (while maintaining its total debt leverage ratio) and several minor technical changes in the agreement. The Company pursued this amendment to provide greater operating flexibility and to increase its borrowing capacity for potential acquisition opportunities.

        The Company's financing agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company's ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, paying dividends and certain other actions. The Company is in compliance with all such covenants. The Company's debt is more fully described in Note 9 to the Consolidated Financial Statements included in the Company's 2006 Annual Report on Form 10-K.

NOTE 11: RETIREMENT PLANS

        The following table presents the interim disclosure requirements of components of the Company's net periodic benefit cost related to its defined benefit pension plans.

	United States Plans		International Plans
	Three fiscal months ended		Three fiscal months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Service cost	$52	$51	$757	$720
Interest cost	131	126	444	390
Expected return on plan assets	(112)	(144)	(319)	(238)
Amortization and deferral	1	41	—	—

Net periodic benefit cost	$72	$74	$882	$872

        Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Three fiscal months ended		Three fiscal months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Discount rate	6.0%	6.0%	4.0 – 5.0%	2.5 – 6.0%
Expected return on plan assets	8.0%	9.0%	8.0%	6.0 – 7.8%
Rate of compensation increase	N/A	N/A	2.0 – 3.0%	1.0 – 4.0%

        The Company presently anticipates contributing a total of $3,000 to its defined benefit pension plans in fiscal 2007, based on current actuarial information.

        The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Company's Board of Directors.

NOTE 12: STOCK-BASED COMPENSATION PLANS

        The Company maintains three management equity plans that reserve 11,289,232 shares of Common Stock for the grant of restricted shares, and various classes of nonqualified stock options. Options have been granted to employees under these plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest over a four-year period and become exercisable in annual installments over the vesting period. Options generally expire in 10 years. The 2000 Management Equity Plan and the 2004 Equity Incentive Plan are described more fully in Note 16 to the Consolidated Financial Statements included in the Company's 2006 Annual Report on Form 10-K. The 2006 Equity Incentive Plan is described below.

2006 Equity Incentive Plan

        On July 20, 2006, the Company's stockholders approved the Company's 2006 Equity Incentive Plan (the "2006 EIP"), which became effective on June 16, 2006. The 2006 EIP authorizes the grant of "non-qualified" stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to Company employees, directors and affiliates. A maximum of 2,600,000 shares of the Company's common stock may be subject to awards under the 2006 EIP. The maximum number of shares of common stock that may be granted in connection with awards granted under the 2006 EIP to any participant during any calendar year may not exceed 300,000 shares. Vesting of awards granted under the 2006 EIP may be subject to the satisfaction of one or more performance goals established by the Compensation Committee of the Board of Directors. The 2006 EIP is described more fully in the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006, and in Proposal 2 (Approval of EnerSys 2006 Equity Incentive Plan) on pages 10-13 of our 2006 Proxy Statement, as filed with the Securities and Exchange Commission on June 19, 2006.

SFAS 123(R)

        On April 1, 2006, the Company adopted, using the modified prospective application, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, Accounting for Stock Based Compensation ("SFAS 123"), as originally issued and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That Are Issued to Other

Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS 123(R) did not address the accounting for employee share ownership plans, which are subject to Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans. Under the modified prospective method, prior interim period and prior fiscal year financial statements will not reflect any restated amounts for the adoption of SFAS 123(R).

        Upon adoption of SFAS 123(R), the Company began recording compensation cost related to the continued vesting of all stock options that remained unvested as of April 1, 2006, as well as for all stock options granted, modified or cancelled after the adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on the Company's recognition of compensation expense relating to the vesting of restricted stock grants.

        Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option, ("EITF 00-15"). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

        The effect of adopting SFAS 123(R) on operating earnings, earnings before income taxes, net earnings, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three fiscal months ended July 2, 2006, is as follows (in thousands, except per share data):

Three fiscal months ended July 2, 2006
Operating earnings, as reported	$25,566
Effect of adopting SFAS 123(R) on operating earnings	333

Operating earnings	$25,899

Earnings before income taxes, as reported	$17,839
Effect of adopting SFAS 123(R) on earnings before income taxes	333

Earnings before income taxes	$18,172

Net earnings, as reported	$12,159
Effect of adopting SFAS 123(R) on net earnings	227

Net earnings	$12,386

Net cash provided by operating activities, as reported	$6,790
Effect of adopting SFAS 123(R) on net cash provided by operating activities	227

Net cash provided by operating activities	$7,017

Net cash provided by financing activities, as reported	$3,575
Effect of adopting SFAS 123(R) on net cash provided by financing activities	(98)

Net cash provided by financing activities	$3,477

Net earnings per common share, as reported:
Basic	$0.26

Diluted	$0.26

Effect of adopting SFAS 123(R) on net earnings per common share, basic and diluted
Net earnings per common share:
Basic	$0.27

Diluted	$0.26

        Prior to the Company's adoption of SFAS 123(R), the Company accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25"). Accordingly, the Company was not required to record compensation expense when stock options were granted to employees as long as the exercise price was not less than the fair market value of the stock at the grant date. Also, the Company was not required to record compensation expense when it issued common stock under the Employee Stock Purchase Plan as long as the purchase price was not less than 85% of the fair market value of the Company's common stock on the grant date. In October 1995, FASB issued SFAS 123, which allowed the Company to continue to follow the guidelines of APB 25, but required pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of SFAS 123. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB 123, which provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for equity-based employee compensation. The Company continued to account for equity-based compensation under the provisions of APB 25 using the intrinsic value method.

        If the compensation cost for the Company's equity-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, then the Company's net earnings and net earnings per share for the three fiscal months ended July 3, 2005, would have been as follows (in thousands, except per share data):

Three fiscal months ended July 3, 2005
Net earnings, as reported	$8,759
Add: Equity-based compensation included in net earnings, as reported	—
Subtract: Equity-based compensation under SFAS 123	(105)

Pro forma net earnings	$8,654

Reported net earnings per common share:
Basic	$0.19

Diluted	$0.19

Pro forma net earnings per common share:
Basic	$0.19

Diluted	$0.19

Stock Options

        A summary of the changes in stock options outstanding under the Company's equity-based compensation plans during the three fiscal months ended July 2, 2006, is presented below:

	Number of Options	Weighed Average Remaining Contract Term (Years)	Weighed Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at March 31, 2006	6,786,068		$13.71	$—
Granted	44,729		14.45	—
Exercised	(131,652)		10.95	498
Canceled	(17,250)		12.87	32

Options outstanding at July 2, 2006	6,681,895	5.6	$13.77	$16,853

Options excercisable at July 2, 2006	6,150,870	5.6	$13.63	$16,314

Weighted average per-share fair value of options granted during the period	$7.18

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company's stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model are outlined in the following table:

Three fiscal months ended July 2, 2006
Weighted-average exercise price	$14.45

Weighted-average grant date fair-value	$7.18

Assumptions:
Expected volatility	38.3%
Risk-free interest rate	5.1%
Dividend yield	0%
Expected life (in years)	7

        The computation of the expected volatility is based on historical weekly stock prices. Expected life is based on annual historical employee exercise behavior of option grants with similar vesting periods and option expiration data. The risk-fee interest rate is based on the yield of zero-coupon U.S. Treasury securities. There are no dividends to be paid.

        In the three fiscal months ended July 2, 2006, the Company recognized equity-based compensation expense of approximately $333 related to the vesting of stock options and the related tax benefit of approximately $106. At July 2, 2006, the Company had 2,740,139 options and restricted stock units available to be granted under its equity-based compensation plans. This total includes 2,600,000 shares available under the 2006 EIP which was approved by the stockholders on July 20, 2006.

Restricted Stock

        Under the Company's 2004 Equity Incentive Plan (the "Plan"), the Company approved the issue of 1,000,000 shares of common stock through stock options or restricted stock grants. Through July 2, 2006, the Company granted 268,282 shares of restricted stock at an aggregated fair market value on the dates of grant of $13.18 per share. This resulted in the recording of unearned stock grant compensation of $3,471 in the equity section of the March 31, 2006 Consolidated Condensed Balance Sheets. Compensation expense for these restricted shares will be charged to earnings over a four-year period.

        In connection with the adoption of SFAS 123(R) on April 1, 2006, the unamortized balance of unearned stock grant compensation on that date was reclassified to additional paid-in capital. In the three fiscal months ended July 2, 2006, the Company recognized equity-based compensation expense of approximately $430 related to the vesting of restricted stock units and the related tax benefit of approximately $137.

        A summary of the changes in restricted stock units outstanding under the Company's management equity compensation plan during the three fiscal months ended July 2, 2006, is presented below:

	Number of Restricted Stock	Weighed Average Grant Date Fair Value
Non-vested shares at March 31, 2006	263,282	$13.18
Granted	5,000	14.05
Vested	—	—
Canceled	—	—

Non-vested shares at July 2, 2006	268,282	$13.18

Employee Stock Purchase Plan

        On July 26, 2004, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan ("ESPP"). The Plan was amended by the Board of Directors on November 9, 2004. This ESPP is considered by the Company to be non-compensatory and no compensation expense is recorded when shares are issued under the ESPP.

NOTE 13: EARNINGS PER SHARE

        Net earnings per share—basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share—diluted gives effect to all dilutive potential common shares that were outstanding during the period. At July 2, 2006, the Company had outstanding stock options and restricted stock units which could potentially dilute basic earnings per share in the future. Weighted average common shares and common shares—diluted were as follows:

	Three fiscal months ended
	July 2, 2006	July 3, 2005
Weighted average shares of common stock outstanding	46,338,013	46,166,709
Assumed exercise of stock options, net of shares assumed reacquired	807,203	200,080

Weighted average common shares—diluted	47,145,216	46,366,789

        At July 2, 2006, and July 3, 2005, there were 2,657,051 and 2,823,111, respectively, outstanding, out-of-the money employee stock options and non-vested restricted stock units that were excluded from the calculation of the dilutive effect of potential common shares.

NOTE 14: BUSINESS SEGMENTS

        The Company has the following two reportable business segments:

        Reserve power batteries are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems or UPS applications for computer and computer-controlled systems, and other specialty power applications, including security systems and motor and recreational vehicles, switchgear and electrical control systems used in electric utilities and energy pipelines, and commercial and military aircraft, submarines and tactical military vehicles.

        Motive power batteries are used to provide power for mobile manufacturing, warehousing and other ground handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

        The following table provides selected financial data for the Company's reportable business segments:

	Reserve Power	Motive Power	Consolidated
Three months ended July 2, 2006:
Net sales	$158,395	$200,639	$359,034
Operating earnings	$11,372	$14,194	$25,566
Three months ended July 3, 2005:
Net sales	$136,273	$167,569	$303,842
Operating earnings	$8,449	$9,198	$17,647

NOTE 15: SUBSEQUENT EVENTS

        On July 26, 2006, the Company announced that it entered into a definitive agreement to purchase the assets of Chaozhou Xuntong Power Source Company Limited ("CFT"), a sealed lead acid battery business located in Chaozhou, China. The closing of the transaction is subject to customary conditions.

        On July 27, 2006, the Company filed a Form S-3 shelf registration for the offering of 12.5 million shares of EnerSys common stock currently held by certain investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of EnerSys. EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.

        Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company's 2006 Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

  •
  legislation in the European Union and elsewhere regarding the restriction of the use of certain hazardous substances in electrical and electronic equipment ("RoHS");

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

  •
  unanticipated litigation and regulatory proceedings to which we might be subject, the results of which could have a material effect on us and our business;

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

OVERVIEW

        We are the world's largest manufacturer, marketer and distributor of industrial batteries. We also manufacture, market and distribute related products such as chargers, power equipment and battery accessories, and we provide related after-market and customer-support services for industrial batteries. We market and sell our products globally to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force.

        We have two business segments: reserve power and motive power. Net sales classifications by segment are as follows:

  •
  Reserve power batteries are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or UPS, applications for computer and computer-controlled systems, and other specialty power applications, including security systems and motor and recreational vehicles, switchgear and electrical control systems used in electric utilities and energy pipelines, and commercial and military aircraft, submarines and tactical military vehicles.

  •
  Motive power batteries are used to provide power for mobile manufacturing, warehousing and other ground handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

        We evaluate business segment performance based primarily upon operating earnings. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) for the respective business segment or reporting location, to derive a primary working capital percentage. Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount. Primary working capital was $357.7 million (yielding a primary working capital percentage of 24.9%) at July 2, 2006, and $330.4 million (yielding a primary working capital percentage ratio of 23.4%) at March 31, 2006. The increase is due primarily to increases in inventory and accounts receivable required to support growth and improve our ability to meet customer requirements, partially offset by an increase in accounts payable. We closely manage our level of working capital due to the significant impact it has on our cash flow and, as a result, our level of debt. Lastly, on a consolidated basis, we review short- and long-term debt levels, on a daily basis, and monitor corresponding leverage ratios.

        We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing and assembly locations throughout the world. Nearly 60% of our net sales for the first fiscal quarters of 2007 and 2006 were generated outside of North America. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year.

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

  •
  the extent to which we can control our fixed and variable costs, including those for our raw materials, manufacturing, distribution and operating activities; and

  •
  changes in our level of debt and changes in the variable interest rates under our credit facilities.

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

        Over the last three fiscal years, the costs of our raw materials (of which lead is our primary material) have risen significantly. We estimate that our average cost of lead per pound (excluding premiums), as it affects our operating results, has risen from approximately $0.23 in fiscal 2004 to $0.36 in fiscal 2005, to $0.41 in fiscal 2006, and has risen from $0.40 in the first fiscal quarter of 2006 to $0.51 in the first fiscal quarter of 2007. Our estimated incremental lead cost (due to increased price) in the first fiscal quarter of 2007 over first fiscal quarter of 2006 was approximately $14.5 million, excluding the impact of derivatives.

        Because the cost of purchased lead is not reflected in our cost of goods sold until two to three months after purchase, we compare our actual cost to London Metal Exchange ("LME") prices that are in effect two to three months prior to the income statement period being shown. On this basis, average LME prices per period were approximately $0.23, $0.40, $0.44 and $0.55 in fiscal 2004, 2005, 2006, and the first fiscal quarter of 2007 respectively.

        Our selling price increases approximated 2% of net sales for both fiscal 2005 and fiscal 2006 and approximated 3% of net sales for the first fiscal quarter of 2007. Our business strategy in this environment of high commodity costs is to improve profitability by cost savings and pricing actions, as well as to tightly control operating cash flow and capital spending.

RESULTS OF OPERATIONS

NET SALES

By segment

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 3, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$158.4	44.1%	$136.3	44.9%	$22.1	16.2%
Motive Power	200.6	55.9	167.5	55.1	33.1	19.8

Total	$359.0	100.0%	$303.8	100.0%	$55.2	18.2%

By region

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 3, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$146.1	40.7%	$124.2	40.9%	$21.9	17.6%
Europe(1)	189.6	52.8	164.6	54.2	25.0	15.2
Asia	23.3	6.5	15.0	4.9	8.3	55.3

Total	$359.0	100.0%	$303.8	100.0%	$55.2	18.2%

(1)
Includes Europe, Middle East and Africa

        Net sales increased $55.2 million or 18.2% in the first fiscal quarter of 2007 over the comparable period in fiscal 2006. Stronger European currencies, primarily the euro compared to the U.S. dollar, resulted in an increase of $6.1 million in the first fiscal quarter of 2007 net sales or 2.0%. The euro exchange rate to the U.S. dollar averaged $1.27 ($/ €) in the first fiscal quarter of 2007 compared to $1.25 ($/ €) in the first fiscal quarter of 2006. Net sales, excluding the effect of foreign currency translation, increased 16.2% or $49.1 million in the first fiscal quarter of 2007 over the comparable period of 2006. The FIAMM and GAZ acquisitions contributed approximately $17.6 million to net sales in the first fiscal quarter of 2007 compared to $7.0 million in the first fiscal quarter of 2006. Net sales, excluding the effect of foreign currency translation and acquisitions increased 12.7% in the first fiscal quarter of 2007 over the same period of 2006. Approximately 3% of the increase in our first fiscal quarter of 2007 sales growth rate is attributable to selling price recovery actions. We anticipate pricing recovery will range between 3% to 4% of sales for the balance of fiscal 2007.

        The robust growth experienced in our Motive Power segment in fiscal 2006 continued into the first fiscal quarter of 2007, with sales increasing 19.8% compared to the comparable period in the prior year. Motive Power segment sales include sales from FIAMM (acquired in June 2005) of approximately $16.0 million and $7.0 million in the first fiscal quarters of 2007 and 2006, respectively. Our Reserve Power segment also achieved a strong first fiscal quarter 2007 improvement in sales of 16.2% compared to the prior year, attributed primarily to organic growth, coupled with the impact of approximately $1.6 million of increased sales from GAZ (acquired in October 2005). Pricing recovery actions remain a primary focus of our company. Our Motive Power segment continues to realize a higher selling price recovery amount and percentage than our Reserve Power segment.

        Our three regions, Americas, Europe and Asia, all achieved solid growth in the first fiscal quarter of 2007, compared to the comparable period of 2006 due primarily to continued strength in all our end markets, favorable macro-economic conditions and, we believe, an increase in our global market share. Our Asia sales in the first fiscal quarter of 2007, excluding the effect of foreign currency translation, increased 51.7% in comparison to the first fiscal quarter of 2006, attributed primarily to our strategic focus on growth in Asia by improving sales capacity, the mix of product sales and very favorable macro-economic conditions in China.

GROSS PROFIT

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 3, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross profit	$77.1	21.5%	$66.5	21.9%	$10.6	15.9%

        Gross profit, excluding the effect of foreign currency translation, increased 14.1% or $9.4 million in the first fiscal quarter of 2007 when compared to the first fiscal quarter of 2006. Gross profit percentage of net sales declined 40 basis points in the first fiscal quarter of 2007 in comparison to the comparable period in fiscal 2006. The decline in the gross profit percentage is directly attributed to higher raw material costs. We estimate that the cost of lead, our most significant raw material, increased our costs by approximately $14.5 million in the first fiscal quarter of 2007 compared to the first fiscal quarter of 2006.

        Strong efforts to pass through higher commodity costs via sales price increases continue to be made in all regions. As described previously, competitive conditions remain challenging in our industry. We estimate realized selling price increases of approximately 2% in fiscal 2006 (which represents roughly one-half of the commodity cost increases experienced during fiscal 2006), and 3% in the first fiscal quarter of 2007 (which represents roughly three quarters of the commodity cost increases experienced during the first fiscal quarter of 2007). Our sales initiatives will continue to emphasize pricing recovery for our products and continue to focus on improving product mix to higher margin products. Additionally, we remain highly focused on our long-standing cost reduction programs to help mitigate the rising cost of raw materials. These programs continue to be highly effective in reducing our costs and, accordingly, have had a significant impact in improving our operating results.

OPERATING EXPENSES AND LITIGATION SETTLEMENT INCOME

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 3, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$54.3	15.1%	$48.9	16.1%	$5.4	11.0%

        Operating expenses, excluding the effect of foreign currency translation, increased 9.3% or $4.6 million in the first fiscal quarter of 2007 over the comparable period of the prior year, due primarily to the inclusion of operating expenses from the June 2005 FIAMM acquisition and the October 2005 GAZ acquisition and higher sales volume. Operating expenses as a percentage of net sales decreased 100 basis points in the first fiscal quarter of 2007 in comparison to the comparable period in fiscal 2006. Also included in the first fiscal quarter of 2007 operating expenses is a reduction of approximately $1.0 million in public company expenses, primarily attributable to lower Sarbanes-Oxley compliance costs. In addition, we continue to focus on expense saving initiatives and to further leveraging the fixed components of our operating expenses.

        Selling expenses, our main component of operating expenses, were 62.8% of total operating expenses in the first fiscal quarter of 2007 compared to 63.9% of total operating expenses in the first fiscal quarter of 2006.

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 3, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Litigation settlement income	$(2.8)	(0.8)%	$—	—%	$(2.8)	(100.0)%

        In June 2006, we received approximately $2.8 million, net of fees and expenses, due to the settlement of several related matters. The amount of the settlement has been recorded as an increase in operating income in the first fiscal quarter of 2007, as the costs related to this matter were previously recorded in operating expenses.

OPERATING EARNINGS

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 3, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$11.4	7.2	$8.4	6.2	$3.0	35.7%
Motive Power	14.2	7.1	9.2	5.5	5.0	54.3

Total	$25.6	7.1%	$17.6	5.8%	$8.0	45.5%

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 3, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$13.6	9.3%	$8.8	7.1%	$4.8	54.5%
Europe(1)	10.1	5.3	10.3	6.3	(0.2)	(1.9)
Asia	2.0	8.6	(1.5)	(10.0)	3.5	233.3
Other	(0.1)	—	—	—	(0.1)	(100.0)

Total	$25.6	7.1%	$17.6	5.8%	$8.0	45.5%

(1)
Includes Europe, Middle East and Africa

        Operating earnings, excluding the effect of foreign currency translation, increased 42.8% or $7.6 million in the first fiscal quarter of 2007 in comparison to the first fiscal quarter of fiscal 2006. Operating earnings as a percentage of net sales increased 130 basis points in the first fiscal quarter of 2007 in comparison to the first fiscal quarter of 2006. As discussed above, our operating earnings were significantly affected by higher raw material costs and the partial recovery through selling price increases and our continuing cost savings programs, and lower operating expenses, as well as a favorable, confidential litigation settlement related to our Americas business.

INTEREST EXPENSE

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 3, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$7.0	2.0%	$5.8	1.9%	$1.2	20.7%

        Interest expense of $7.0 million in the first fiscal quarter of 2007 (net of interest income of $0.2 million) was $1.2 million higher than the $5.8 million in the first fiscal quarter of 2006. Our average debt outstanding in the first fiscal quarter of 2007 was $409.6 million compared to $387.3 in the first fiscal quarter of 2006. Our average interest rate incurred in the first fiscal quarter of 2007 was 6.3% compared to 5.3% in the first fiscal quarter of 2006. Included in first fiscal quarter 2007 and 2006 interest expense are non-cash charges of $0.4 million for deferred financing fees. The increase in interest expense in the first fiscal quarter of 2007 compared to the comparable period in fiscal 2006 is attributed primarily to higher interest rates on variable rate borrowings in the first fiscal quarter of 2007 and the increase in debt due primarily to the financing of the FIAMM and GAZ acquisitions.

OTHER (INCOME) EXPENSE, NET

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 3, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other (income) expense	$0.7	0.2%	$(1.5)	(0.5)%	$(2.2)	(146.7)%

        Other expense of $0.7 million was recorded in the first fiscal quarter of 2007 compared to other income of $1.5 million in the comparable period of fiscal 2006. This $2.2 million unfavorable change in the first fiscal quarter of 2007 is primarily attributed to a $2.0 million change in non-operating foreign currency net transaction losses reported in the first fiscal quarter of 2007 as compared to the comparable period in fiscal 2006.

EARNINGS BEFORE INCOME TAXES

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 3, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$17.8	5.0%	$13.3	4.4%	$4.5	33.9%

        As a result of the above, earnings before income taxes increased $4.5 million (or 33.9%) in the first fiscal quarter of 2007 compared to the comparable period of fiscal 2006. Earnings before income taxes as a percentage of sales increased 60 basis points to 5.0% in the first fiscal quarter of 2007 in comparison to 4.4% in the first fiscal quarter of 2006.

INCOME TAX EXPENSE

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 3, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$5.7	1.6%	$4.5	1.5%	$1.2	26.7%

Effective tax rate	31.8%		34.2%		(2.4)%

        The first fiscal quarter 2007 effective tax rate was 31.8% compared to 34.2% in the comparable period of fiscal 2006. This rate reduction is primarily due to a change in the mix of earnings among our various legal entities in multiple foreign jurisdictions, which resulted in a higher proportion of our consolidated earnings being in tax jurisdictions with tax rates lower than our previous global averages.

NET EARNINGS

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 3, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$12.2	3.4%	$8.8	2.9%	$3.4	38.8%

        As a result of the above, net earnings in the first fiscal quarter of 2007 were $12.2 million (3.4% of net sales) compared to $8.8 million (2.9% of net sales) in the comparable period of fiscal 2006, or an increase of 38.8%.

        Net earnings per common share in the first fiscal quarter of 2007 were $0.26 per basic and diluted share compared to $0.19 per basic and diluted share in the comparable period of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

        Operating activities provided cash of $6.8 million for the first three months of fiscal 2007, compared to $2.6 million in the comparable period in fiscal 2006. This favorable change of $4.2 million was primarily due to increased earnings of $3.4 million and increased depreciation of $0.8 million. Cash used for primary working capital was $3.0 million higher in the current quarter compared to the same period in fiscal 2006, but was offset by reductions in other operating cash flow items.

        Investing activities used cash of $9.2 million for the first three months of fiscal 2007, compared to cash used of $41.5 million in the comparable period in fiscal 2006. This change was primarily due to the $33.0 million of cash paid for the June 2005 FIAMM acquisition. Capital expenditures were $9.0 million in the first fiscal quarter of 2007, compared to $8.5 million in the first fiscal quarter of 2006.

        Financing activities provided cash of $3.6 million in the first fiscal quarter of 2007, compared to cash provided of $27.7 million in the comparable period of fiscal 2006. The significant financing in the prior year quarter was for the new debt financing of €25.0 million (approximately $31.8 million) related to the June 2005 FIAMM acquisition.

        Effective June 29, 2006, we amended our senior credit facility, which consists of a $357.7 million term loan B and a $100.0 million revolving credit line. Under the amendment, the lenders approved the elimination of our senior secured debt leverage ratio (while maintaining our total debt leverage ratio) and several minor technical changes in the agreement. This amendment will provide greater operating flexibility and increase our borrowing capacity for potential acquisition opportunities.

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

        We currently are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our cash requirements. See Note 9 to the Consolidated Financial Statements included in the Company's 2006 Annual Report on Form 10-K for a detailed description of debt.

SUBSEQUENT EVENTS

        On July 26, 2006, we announced that we entered into a definitive agreement to purchase the assets of Chaozhou Xuntong Power Source Company Limited ("CFT"), a sealed lead acid battery business located in Chaozhou, China. The closing of the transaction is subject to customary conditions and is expected to occur in the second fiscal quarter of 2007. CFT is a manufacturer of valve regulated lead acid batteries for reserve power applications. We plan to significantly increase manufacturing capacity at CFT to meet increasing customer demand for reserve power products.

        On July 27, 2006, we filed a Form S-3 shelf registration for the offering of 12.5 million shares of EnerSys common stock currently held by certain investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

        EnerSys' cash flows and earnings are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and raw material costs. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. EnerSys' policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

Interest Rate Risks

        We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Such agreements effectively convert $203.0 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the $203.0 million interest rate swap agreements:

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

        A 100 basis point increase in interest rates would increase interest expense by approximately $2.0 million on the variable rate portions of our debt.

Commodity Cost Risks—Lead Contracts

        We have a significant risk in our exposure to certain raw materials. Our largest single raw material cost is lead, for which the cost remains volatile. In order to hedge against increases in our lead cost, we have entered into contracts with financial institutions to fix the price of lead. Each such contract is for a period not extending beyond one year. We had the following contracts at the dates shown below:

Date	$'s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements(1)
	(in millions)	(in millions)
July 2, 2006	$23.1	44.4	$0.52	10%
March 31, 2006	17.4	32.8	0.53	7%
July 3, 2005	36.5	91.5	0.40	23%

(1)
Based on an approximate annual lead requirements for the period then ended.

        We estimate that a 10% increase in our cost of lead (over our estimated cost in fiscal 2006) would increase our annual total cost of goods sold by approximately $20 million or 2% of annualized first fiscal quarter of 2007 total cost of goods sold.

Foreign Currency Exchange Rate Risks

        We manufacture and assemble our products primarily in China, France, Germany, Italy, Mexico, Poland, Spain, the United Kingdom, and the United States. Over half of our sales and expenses are translated in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty, Mexican peso, Canadian dollar and Chinese renminbi.

        We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce our impact from the volatility of currency movements. Based primarily on statistical currency correlations on our exposures in fiscal 2006, we are highly confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $6 million in more than one year out of twenty years.

        Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of July 2, 2006 and March 31, 2006, we had entered into a total of $41.4 million and $34.3 million, respectively, as follows:

	July 2, 2006		March 31, 2006
Transactions Hedged	$US Equivalent	Average Rate Hedged	$US Equivalent	Average Rate Hedged
	(in millions)		(in millions)
Sell Euros for U.S. dollars	$31.3	1.24	$20.6	1.22
Sell UK pounds for U.S. dollars	5.3	1.77	5.9	1.76
Buy Polish zloty for Euros	2.3	3.88	3.0	4.14
Sell Canadian dollars for U.S. dollars	2.5	1.14	4.8	1.18

Total	$41.4		$34.3

        Foreign exchange translation adjustments are recorded on the Consolidated Condensed Statements of Comprehensive Income.

        Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges, actual gains and losses in the future may differ from our historical results.

ITEM 4. CONTROLS AND PROCEDURES

        (a)   Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

        (b)   Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Exide Litigation

        When we acquired Yuasa's North and South American industrial battery business in 2000, we acquired the worldwide right to use the Exide trademark on industrial batteries. Yuasa had acquired an exclusive, perpetual, worldwide and transferable license to use the Exide name on industrial batteries in 1991 when it bought Exide Technologies' industrial battery business.

        On April 15, 2002, Exide Technologies filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the course of its Chapter 11 proceedings, Exide Technologies sought to reject certain agreements related to the 1991 sale of Exide Technologies' industrial battery business to Yuasa, including the trademark license referred to above. We opposed Exide Technologies' attempt to reject these agreements. On April 3, 2006, the Court found in favor of Exide Technologies. On June 30, 2006, the Court entered a supplemental order pursuant to which (a) EnerSys was granted until October 3, 2007, to discontinue the use of the "Exide" trademark on industrial batteries; (b) Exide Technologies was required to refrain from using the "Exide" trademark on industrial batteries until April 3, 2008; and (c) EnerSys' motion for a stay pending appeal of the court order granting Exide Technologies' motion to reject the agreements was denied. On July 11, 2006, we appealed the court's decision.

Other Litigation

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

Federal Trade Commission Investigation

        In March 2006, we received a letter from the Federal Trade Commission, or the FTC, notifying us that the FTC is conducting a non-public investigation to determine whether manufacturers of industrial batteries may have engaged in unfair methods of competition or unfair acts and practices in violation of Section 5 of the Federal Trade Commission Act in connection with their pricing practices. We believe that the FTC has issued similar letters to other manufacturers of industrial batteries. We believe that we have not acted improperly and have advised the FTC accordingly. We are fully cooperating with the FTC's investigation and have delivered the requested documents to the FTC.

Item 1A. Risk Factors

        In addition to the other information set forth in this report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Letter dated June 19, 2006, amending the Employment Agreement between Yuasa, Inc. and John D. Craig (incorporated by reference to Exhibit 10.1 to EnerSys' Form 8-K dated June 16, 2006).
10.2	Letter dated June 19, 2006, amending the Employment Agreement between Yuasa, Inc. and Michael T. Philion (incorporated by reference to Exhibit 10.2 to EnerSys' Form 8-K dated June 16, 2006).
10.3	Letter dated June 19, 2006, amending the Employment Agreement between Yuasa, Inc. and Richard W. Zuidema (incorporated by reference to Exhibit 10.3 to EnerSys' Form 8-K dated June 16, 2006).
10.4	Letter dated June 19, 2006, amending the Employment Agreement between Yuasa, Inc. and John A. Shea (incorporated by reference to Exhibit 10.4 to EnerSys' Form 8-K dated June 16, 2006).
10.5
Letter dated June 20, 2006, amending the Managing Directorship Agreement between Hawker Belgium S.A. and Raymond R. Kubis (incorporated by reference to Exhibit 10.5 to EnerSys' Form 8-K dated June 16, 2006).
10.6	Enersys Management Incentive Plan for Fiscal Year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys' Form 8-K dated June 29, 2006).
10.7
Third Amendment, dated June 28, 2006, to Credit Agreement, dated March 17, 2004, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, Bank of America, N.A., as Administrative Agent, and First Amendment, dated June 28, 2006, to Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to EnerSys' Form 8-K dated June 29, 2006).
10.8	Enersys 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys' Form 8-K dated July 20, 2006).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)
By:	/s/ MICHAEL T. PHILION Michael T. Philion Executive Vice President—Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Date: August 8, 2006

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Letter dated June 19, 2006, amending the Employment Agreement between Yuasa, Inc. and John D. Craig (incorporated by reference to Exhibit 10.1 to EnerSys' Form 8-K dated June 16, 2006).
10.2	Letter dated June 19, 2006, amending the Employment Agreement between Yuasa, Inc. and Michael T. Philion (incorporated by reference to Exhibit 10.2 to EnerSys' Form 8-K dated June 16, 2006).
10.3	Letter dated June 19, 2006, amending the Employment Agreement between Yuasa, Inc. and Richard W. Zuidema (incorporated by reference to Exhibit 10.3 to EnerSys' Form 8-K dated June 16, 2006).
10.4	Letter dated June 19, 2006, amending the Employment Agreement between Yuasa, Inc. and John A. Shea (incorporated by reference to Exhibit 10.4 to EnerSys' Form 8-K dated June 16, 2006).
10.5
Letter dated June 20, 2006, amending the Managing Directorship Agreement between Hawker Belgium S.A. and Raymond R. Kubis (incorporated by reference to Exhibit 10.5 to EnerSys' Form 8-K dated June 16, 2006).
10.6	Enersys Management Incentive Plan for Fiscal Year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys' Form 8-K dated June 29, 2006).
10.7
Third Amendment, dated June 28, 2006, to Credit Agreement, dated March 17, 2004, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, Bank of America, N.A., as Administrative Agent, and First Amendment, dated June 28, 2006, to Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to EnerSys' Form 8-K dated June 29, 2006).
10.8	Enersys 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys' Form 8-K dated July 20, 2006).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

QuickLinks

ENERSYS INDEX—FORM 10-Q
ENERSYS Consolidated Condensed Balance Sheets (In Thousands, Except Share and Per Share Data)
ENERSYS Consolidated Condensed Statements of Income (Unaudited) (In Thousands, Except Share and Per Share Data)
ENERSYS Consolidated Condensed Statements of Cash Flows (Unaudited) (In Thousands)
ENERSYS Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) (In Thousands)
ENERSYS NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (In Thousands, Except Share and Per Share Data)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURES
EnerSys EXHIBIT INDEX