Form 10-Q
period 2006-10-01
EnerSys
filed 2006-11-08
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

☐  YES    ☒  NO.

Common Stock outstanding at November 3, 2006: 46,869,295 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	October 1, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,709	$15,217
Accounts receivable, net	317,271	308,625
Inventories, net	205,243	179,537
Deferred taxes	20,856	20,338
Prepaid and other current assets	25,576	23,978

Total current assets	585,655	547,695

Property, plant, and equipment, net	292,211	281,744
Goodwill	317,153	308,767
Other intangible assets, net	80,672	80,831
Deferred taxes	13,785	13,843
Other assets	30,321	31,068

Total assets	$1,319,797	$1,263,948

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$9,839	$6,571
Current portion of long-term debt	7,011	8,225
Current portion of capital lease obligations	1,458	1,367
Accounts payable	149,588	157,792
Accrued expenses	174,295	159,671
Deferred taxes	2,075	2,635

Total current liabilities	344,266	336,261

Long-term debt	384,391	384,142
Capital lease obligations	1,673	2,185
Deferred taxes	57,200	55,357
Other liabilities	41,593	40,815

Total liabilities	829,123	818,760
Stockholders’ equity:
Common Stock, $0.01 par value, 135,000,000 shares authorized, and 46,794,478 shares issued and outstanding at October 1, 2006; 46,560,940 shares issued and outstanding at March 31, 2006	468	466
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	336,443	335,263
Unearned stock grant compensation	—	(3,090)
Retained earnings	77,882	54,270
Accumulated other comprehensive income	75,881	58,279

Total stockholders’ equity	490,674	445,188

Total liabilities and stockholders’ equity	$1,319,797	$1,263,948

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three fiscal months ended
	October 1, 2006	October 2, 2005
Net sales	$353,924	$304,432
Cost of goods sold	276,215	240,233

Gross profit	77,709	64,199
Operating expenses	53,960	48,344
Restructuring charge	—	5,979
Litigation settlement income	(987)	—

Operating earnings	24,736	9,876
Interest expense	7,038	6,306
Other expense (income), net	929	(122)

Earnings before income taxes	16,769	3,692
Income tax expense	5,316	1,172

Net earnings	$11,453	$2,520

Net earnings per common share:
Basic	$0.25	$0.05

Diluted	$0.24	$0.05

Weighted-average shares of common stock outstanding:
Basic	46,471,958	46,214,469

Diluted	47,769,804	46,900,296

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six fiscal months ended
	October 1, 2006	October 2, 2005
Net sales	$712,958	$608,274
Cost of goods sold	558,136	477,533

Gross profit	154,822	130,741
Operating expenses	108,273	97,239
Restructuring charge	—	5,979
Litigation settlement income	(3,753)	—

Operating earnings	50,302	27,523
Interest expense	14,063	12,122
Other expense (income), net	1,631	(1,611)

Earnings before income taxes	34,608	17,012
Income tax expense	10,996	5,733

Net earnings	$23,612	$11,279

Net earnings per common share:
Basic	$0.51	$0.24

Diluted	$0.50	$0.24

Weighted-average shares of common stock outstanding:
Basic	46,404,985	46,190,589

Diluted	47,457,668	46,632,505

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Six fiscal months ended
	October 1, 2006	October 2, 2005
Cash flows from operating activities
Net earnings	$23,612	$11,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring	—	5,649
Depreciation and amortization	23,249	21,319
Provision for doubtful accounts	482	472
Provision for deferred taxes, less amounts related to restructuring	45	(312)
Stock-based compensation	1,548	—
Loss on disposal of fixed assets	266	210
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	157	(22,083)
Inventory	(18,795)	(12,374)
Prepaid expenses and other current assets	867	569
Other assets	(271)	1,670
Accounts payable	(15,063)	13,492
Accrued expenses	8,840	(6,901)
Other liabilities	(677)	(43)

Net cash provided by operating activities	24,260	12,947
Cash flows from investing activities
Capital expenditures	(19,363)	(18,629)
Acquisitions	(6,361)	(32,973)
Proceeds from disposal of property, plant, and equipment	94	808

Net cash used in investing activities	(25,630)	(50,794)
Cash flows from financing activities
Net increase in short-term debt	2,324	466
Proceeds from the issuance of long-term debt	127	29,876
Payments of long-term debt	(1,825)	(1,851)
Payments of capital lease obligations, net	(595)	(326)
Exercise of stock options	2,458	826
Tax benefits from exercise of stock options	266	—
Deferred financing costs	(253)	(320)

Net cash provided by financing activities	2,502	28,671
Effect of exchange rate changes on cash	360	(139)

Net increase (decrease) in cash and cash equivalents	1,492	(9,315)
Cash and cash equivalents at beginning of period	15,217	21,341

Cash and cash equivalents at end of period	$16,709	$12,026

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)

(In Thousands)

	Fiscal quarters ended		Six fiscal months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net earnings	$11,453	$2,520	$23,612	$11,279
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments, net of tax	2,441	3,188	(849)	1,257
Minimum pension liability, net of tax	19	—	(106)	—
Foreign currency translation adjustments	27	5,645	18,557	(23,460)

Total comprehensive income (loss)	$13,940	$11,353	$41,214	$(10,924)

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the interim unaudited condensed consolidated financial statements include all adjustments considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2006 Annual Report on Form 10-K (SEC File No. 001-32253) dated June 14, 2006.

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in 2007 end on July 2, 2006, October 1, 2006, December 31, 2006, and March 31, 2007, respectively. The four fiscal quarters in 2006 ended on July 3, 2005, October 2, 2005, January 1, 2006, and March 31, 2006, respectively. Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.

NOTE 2: ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The new standard is effective for the Company for the fiscal year ended March 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employers fiscal year-end statements of financial position is effective for the Company for the fiscal year ended March 31, 2009. The Company is in the process of reviewing SFAS 158 and has not determined the effects on the consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The Company is required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. The Company is in the process of reviewing SFAS 157 and has not determined the effects on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN No. 48 will have on its financial position, results of operations and cash flows.

NOTE 3: ACQUISITIONS

On August 22, 2006, the Company acquired the assets, including manufacturing facilities, of Chaozhou Xuntong Power Source Company Limited (“CFT”), located in Chaoan, China. This facility manufactures valve regulated lead acid batteries. This acquisition provides the Company with additional capacity needed to meet the growing customer demand for reserve power batteries. The total purchase price for this transaction was approximately $5,700 and was financed using existing EnerSys credit facilities.

On May 18, 2006, the Company purchased the assets of Alliant Techsystems’ (NYSE:ATK) lithium primary battery business, located at its Power Sources Center (“PSC”) in Horsham, PA. The total purchase for this transaction was approximately $2,200 and was financed using existing EnerSys credit facilities. PSC produces lithium power sources, primarily for aerospace and defense applications. As part of the transaction, ATK has signed a 5-year supply agreement for all of its requirements for products produced at PSC. PSC is now known as EnerSys Advanced Systems Inc. (“EAS”).

On October 11, 2005, the Company completed the acquisition of Gerate- und Akkumulatorwerk Zwickau GmbH (“GAZ”), based in Zwickau, Germany. The total purchase price net of cash received for this transaction was approximately $2,671 (excluding assumed debt of approximately $761) and was financed using existing EnerSys credit facilities. GAZ is a producer of specialty nickel-based batteries utilized primarily in the energy, rail, telecommunications and uninterruptible power supply (UPS) industries worldwide. The acquisition has resulted in the recognition of $1,891 of goodwill in the Company’s financial statements.

On June 1, 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. (“FIAMM”). The total purchase price net of cash received for this transaction was approximately $32,741 and financing was completed on June 15, 2005, using primarily a Euro €25,000 Credit Facility Agreement (approximately U.S.$29,900). This acquisition, which complements the Company’s existing European motive power business, has resulted in the recognition of $6,449 of goodwill in the Company’s financial statements.

In connection with its acquisitions, the Company assesses and formulates plans related to the future integration of the respective acquired business. This process begins during due diligence and is concluded within twelve months of the acquisition. Where necessary, the Company accrues estimates for certain costs related primarily to the business integration, anticipated at the date of the acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, SFAS 141, Business Combinations and SFAS 5, Accounting for Contingencies. Adjustments to these estimates are made up to 12 months from the acquisition date as plans are finalized.

NOTE 4: INVENTORIES

Inventories, net consist of:

	October 1, 2006	March 31, 2006
Raw materials	$49,724	$44,453
Work-in-process	59,080	50,472
Finished goods	96,439	84,612

Total	$205,243	$179,537

Inventory reserves for obsolescence and other estimated losses were $11,123 and $8,711 at October 1, 2006 and March 31, 2006, respectively, and have been included in the net amounts shown above.

NOTE 5: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statements of Income. The amounts of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at October 1, 2006 and March 31, 2006, net of tax, were unrecognized gains of approximately $1,058 and $1,907, respectively.

NOTE 6: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the fiscal 2007 and 2006 interim periods were based on the estimated effective tax rates applicable for the full years ending March 31, 2007 and March 31, 2006, respectively, after giving effect to items specifically related to the interim periods. The effective income tax rate for the second fiscal quarters of 2007 and 2006 was 31.7%. The effective income tax rate for the six fiscal months of 2007 and 2006 were 31.8% and 33.7%, respectively. The effective income tax rate for the fiscal year ended March 31, 2006 was 31.4%.

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

	Fiscal quarters ended		Six fiscal months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Balance at beginning of period	$28,025	$23,294	$26,652	$22,786
Current period provisions	3,409	3,424	6,477	7,706
Cost incurred	(3,234)	(2,259)	(4,929)	(6,033)

Balance at end of period	$28,200	$24,459	$28,200	$24,459

NOTE 8: COMMITMENTS, CONTINGENCIES AND LITIGATION

Litigation

The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows (see Note 18 to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K).

Federal Trade Commission Investigation

In March 2006, the Company received a letter from the Federal Trade Commission (“FTC”), notifying the Company that the FTC is conducting a non-public investigation to determine whether manufacturers of industrial batteries may have engaged in unfair methods of competition or unfair acts and practices in violation of Section 5 of the Federal Trade Commission Act in connection with their pricing practices. The Company believes that the FTC has issued similar letters to other manufacturers of industrial batteries. The Company believes that it has not acted improperly and has advised the FTC accordingly. The Company cooperated fully with the FTC’s investigation and was informally notified that the FTC has closed its investigation on this matter.

Litigation Settlement Income

In the first and second fiscal quarters of 2007, the Company recorded litigation settlement income of approximately $2,766 and $987, respectively, net of fees and expenses, due to the settlements of two separate legal matters. The amounts of the settlements have been recorded as increases in operating income in the first and second fiscal quarters of 2007, respectively, as the costs related to these matters were previously recorded as an element of operating earnings.

Exide Litigation

When the Company acquired Yuasa’s North and South American industrial battery business in 2000, it acquired the worldwide right to use the Exide trademark on industrial batteries. Yuasa had acquired an exclusive, perpetual, worldwide and transferable license to use the Exide name on industrial batteries in 1991 when it bought Exide Technologies’ industrial battery business.

On April 15, 2002, Exide Technologies filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the course of its Chapter 11 proceedings, Exide Technologies sought to reject certain agreements related to the 1991 sale of Exide Technologies’ industrial battery business to Yuasa, including the trademark. The Company opposed Exide Technologies’ attempt to reject these agreements. On April 3, 2006, the Court found in favor of Exide Technologies. On June 30, 2006, the Court entered a supplemental order pursuant to which (a) EnerSys was afforded until October 3, 2007, to discontinue the use of the “Exide” trademark on industrial batteries; (b) Exide Technologies was required to refrain from using the “Exide” trademark on industrial batteries until April 3, 2008; and (c) EnerSys’ motion for a stay pending appeal of the court order granting Exide Technologies’ motion to reject the agreements was denied. On July 11, 2006, the Company appealed the court’s decision. In the opinion of management, this litigation is not likely to have a material impact on the Company’s financial condition, results of operations or cash flows.

Environmental Issues

As a result of its operations, the Company is subject to various federal, state, local, and foreign environmental laws and regulations and is exposed to the costs and risks of handling, processing, storing, transporting, and disposing of hazardous substances, especially lead and acid. The Company’s operations are also subject to federal, state, local and foreign occupational safety and health regulations, including laws and regulations relating to exposure to lead in the workplace.

As more fully described in Note 18 to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K, the Company is involved in ongoing environmental issues at certain of its United States and foreign facilities. The Company may have potential environmental issues at its Manchester, England and Sumter, South Carolina facilities and has established reserves in accrued restructuring and accrued expenses of approximately $8,599 and $8,183 at October 1, 2006, and March 31, 2006, respectively. The increase in the reserve is due to changes in currency translation rates. The Company believes it is indemnified in whole or in part by former owners of these facilities for some of these environmental matters. Based on information available at this time, management believes that its reserves are sufficient to satisfy its environmental liabilities. The Company has described in Note 9,

Restructuring Plans, the changes in the reserves associated with the environmental costs at its Manchester, England and Sumter, South Carolina locations.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. Each such contract is for a period not extending beyond one year. Under these contracts, at October 1, 2006, and March 31, 2006, the Company was committed to lead price hedge contracts for approximately 5.1 and 32.8 million pounds of lead, respectively, for total purchase prices of $2,700 and $17,420, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis the Company will enter into foreign currency forward contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures, the Company has entered into foreign currency forward contracts with financial institutions. Each contract is for a period not extending beyond one year. As of October 1, 2006 and March 31, 2006, the Company had entered into a total $43,200 and $34,300, respectively, of foreign currency forward contracts.

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

NOTE 9: RESTRUCTURING PLANS

As more fully described in Note 23 to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K, the Company has two acquisition related restructuring plans and three non-acquisition related restructuring plans.

Acquisition related restructuring

These plans were initiated in connection with the acquisitions of assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys PLC (“ESG”) in 2002 and the motive power battery business of FIAMM, S.p.A. (“FIAMM”) in 2006. They have been aggregated in the table below as the FIAMM activity is not considered significant. The ESG plan has two significant costs remaining; the final payment due in March 2007 of $1,472 for the cancellation of a steam contract in Hagen, Germany and $6,441 related to environmental costs at the facility in Manchester, England.

As discussed in Note 8, Commitments, Contingencies and Litigation, the Company may have potential environmental issues at its Manchester, England and Sumter, South Carolina facilities. The environmental reserves related to Manchester are in the rollforward of the acquisition related restructuring reserves below while those for Sumter are included in the non-acquisition related restructuring plans rollforward, also below. The Company relied upon Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, SFAS 141, Business Combinations and SFAS 5, Accounting for Contingencies, for the timing and measurement of these costs.

The Company continues taking actions consistent with its original plan to resolve these issues. A rollforward of the acquisition related restructuring reserve for the six fiscal months of 2007 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2006	$1,829	$2,002	$5,983	$1,167	$10,981
Costs incurred	(521)	(20)	—	(263)	(804)
Foreign currency impact and other	96	201	458	13	768

Balance at October 1, 2006	$1,404	$2,183	$6,441	$917	$10,945

ESG acquisition

On March 22, 2002, the Company acquired ESG. The Company formulated an exit and restructuring plan for certain ESG facilities in North America and Europe. Two of the facilities in the plan remain open after significant restructuring and now operate at a lower operating cost base and the third facility, identified in the United States, has been closed. The Manchester, England facility that was included in the plan has significantly reduced operations and may incur costs related to potential environmental issues (as more fully described in Note 8, Commitments, Contingencies and Litigation); this is the only significant item that remains unresolved. The balance of the ESG acquisition-related restructuring reserve at October 1, 2006 is $10,772, which the Company anticipates spending primarily during fiscal 2007, with the exception of the environmental reserves related to the Manchester facility.

FIAMM acquisition

On June 1, 2005, the Company acquired FIAMM. In the third fiscal quarter of year 2006, management completed the assessment of the FIAMM restructuring plan and reduced the restructuring reserve to $5,868, which included $2,661 related to the termination of 132 manufacturing, selling and distribution employees, and the balance of $3,207 for plant and warehouse closure costs, including lease terminations. The balance of the FIAMM reserve at October 1, 2006, is $173, which the Company anticipates spending primarily during the balance of fiscal 2007.

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

A rollforward of these non-acquisition related restructuring reserves for the six fiscal months of 2007 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2006	$2,474	$682	$2,505	$1,131	$6,792
Costs incurred	(1,266)	(585)	(132)	(575)	(2,558)
Foreign currency impact and other	144	12	—	33	189

Balance at October 1, 2006	$1,352	$109	$2,373	$589	$4,423

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. As of October 1, 2006, the reserve balance associated with these actions is $2,754, a small portion of which the Company expects to spend in the current fiscal year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

During fiscal 2006, the Company incurred restructuring charges of $6,217, primarily for the Motive Power segment, to cover estimated costs in Europe of staff reductions of 112 employees, exiting of a product line, and closing several ancillary locations. The charges included a non-cash write-off of $1,410, primarily of machinery and equipment. As of October 1, 2006, the reserve balance associated with these actions is $1,461, which mostly represents severance obligations the Company expects to spend in the current fiscal year or upon the individual employee’s determination.

Also during fiscal 2006, the Company incurred a charge of $1,063 to cover estimated restructuring programs to transfer certain existing European assembly operations to the newly acquired GAZ facility in Zwickau, Germany. It is anticipated that these remaining obligations of $208 at October 1, 2006, will be spent primarily in the current fiscal year.

NOTE 10: DEBT

Effective June 29, 2006, the Company amended its senior credit facility, which consisted of a $357,700 term loan B and a $100,000 revolving credit line. Under the amendment, the lenders approved the elimination of the covenants relating to the Company’s senior secured debt leverage ratio (while maintaining the covenants relating to its total debt leverage ratio) and several minor technical changes in the agreement. The Company pursued this amendment to provide greater operating flexibility and to increase its borrowing capacity for potential acquisition opportunities.

The Company’s financing agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, paying dividends and certain other actions. The Company is in compliance with all such covenants. The Company’s debt is more fully described in Note 9 to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K.

NOTE 11: RETIREMENT PLANS

The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans.

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Service cost	$52	$51	$768	$989
Interest cost	129	126	448	416
Expected return on plan assets	(115)	(144)	(324)	(242)
Amortization and deferral	1	41	—	—

Net periodic benefit cost	$67	$74	$892	$1,163

	United States Plans		International Plans
	Six fiscal months ended		Six fiscal months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Service cost	$104	$103	$1,525	$1,709
Interest cost	260	253	892	806
Expected return on plan assets	(227)	(288)	(643)	(480)
Amortization and deferral	2	80	—	—

Net periodic benefit cost	$139	$148	$1,774	$2,035

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Six fiscal months ended		Six fiscal months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Discount rate	6.0%	6.0%	4.0 - 5.0%	2.5 - 6.0%
Expected return on plan assets	8.0%	9.0%	8.0%	6.0 - 7.8%
Rate of compensation increase	N/A	N/A	2.0 - 3.0%	1.0 - 4.0%

The Company presently anticipates contributing a total of $3,000 to its defined benefit pension plans in fiscal 2007, based on current actuarial information.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Company’s Board of Directors.

NOTE 12: STOCK-BASED COMPENSATION PLANS

The Company maintains three management equity plans that reserve 11,289,232 shares of Common Stock for the grant of restricted shares, various classes of nonqualified stock options and other forms of equity based compensation. Non-qualified stock options have been granted to employees under these plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest over a four-year period and become exercisable in annual installments over the vesting period. Options generally expire in 10 years. The 2000 Management Equity Plan and the 2004 Equity Incentive Plan are described more fully in Note 16 to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K. The 2006 Equity Incentive Plan is described below.

2006 Equity Incentive Plan

On July 20, 2006, the Company’s stockholders approved the Company’s 2006 Equity Incentive Plan (the “2006 EIP”), which became effective on June 16, 2006. The 2006 EIP authorizes the grant of “non-qualified” stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to Company employees, directors and affiliates. A maximum of 2,600,000 shares of the Company’s common stock may be subject to awards under the 2006 EIP. The maximum number of shares of common stock that may be granted in connection with awards granted under the 2006 EIP to any participant during any calendar year may not exceed 300,000 shares. Vesting of awards granted under the 2006 EIP may be subject to the satisfaction of one or more performance goals established by the Compensation Committee of the Board of Directors. The 2006 EIP is described more fully in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006, and in Proposal 2 (Approval of EnerSys 2006 Equity Incentive Plan) on pages 10-13 of the Company’s 2006 Proxy Statement, as filed with the Securities and Exchange Commission on June 19, 2006.

SFAS 123(R)

On April 1, 2006, the Company adopted, using the modified prospective application, Statement of Financial Accounting Standards No. 123(revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, Accounting for Stock Based Compensation (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS 123(R) did not address the accounting for employee share ownership plans, which are subject to Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Under the modified prospective method, prior interim period and prior fiscal year financial statements will not reflect any restated amounts for the adoption of SFAS 123(R).

Upon adoption of SFAS 123(R), the Company began recording compensation cost related to the continued vesting of all stock options that remained unvested as of April 1, 2006, as well as for all stock options granted, modified or cancelled after the adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on the Company’s recognition of compensation expense relating to the vesting of restricted stock grants.

Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option, (“EITF 00-15”). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

The effect of adopting SFAS 123(R) on operating earnings, earnings before income taxes, net earnings, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three and six fiscal months ended October 1, 2006, are as follows (in thousands, except per share data):

	Fiscal quarter ended October 1, 2006	Six fiscal months ended October 1, 2006
Operating earnings, as reported	$24,736	$50,302
Effect of adopting SFAS 123(R) on operating earnings	365	698

Operating earnings	$25,101	$51,000

Earnings before income taxes, as reported	$16,769	$34,608
Effect of adopting SFAS 123(R) on earnings before income taxes	365	698

Earnings before income taxes	$17,134	$35,306

Net earnings, as reported	$11,453	$23,612
Effect of adopting SFAS 123(R) on net earnings	240	459

Net earnings	$11,693	$24,071

Net cash provided by operating activities, as reported	$24,260	$12,947
Effect of adopting SFAS 123(R) on net cash provided by operating activities	365	698

Net cash provided by operating activities	$24,625	$13,645

Net cash provided by financing activities, as reported	$2,502	$28,671
Effect of adopting SFAS 123(R) on net cash provided by financing activities	(168)	(266)

Net cash provided by financing activities	$2,334	$28,405

Net earnings per common share, as reported:
Basic	$0.25	$0.51

Diluted	$0.24	$0.50

Effect of adopting SFAS 123(R) on net earnings per common share:
Basic	$—	$0.01

Diluted	$—	$0.01

Net earnings per common share:
Basic	$0.25	$0.52

Diluted	$0.24	$0.51

Prior to the Company’s adoption of SFAS 123(R), the Company accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, the Company was not required to record compensation expense when stock options were granted to employees as long as the exercise price was not less than the fair market value of the stock at the grant date. Also, the Company was not required to record compensation expense when it issued common stock under the Employee Stock Purchase Plan as long as the purchase price was not less than 85% of the fair market value of the Company’s common stock on the grant date. In October 1995, FASB issued SFAS 123, which allowed the Company to continue to follow the guidelines of APB 25, but required pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of SFAS 123. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB 123, which provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for equity-based employee compensation. The Company continued to account for equity-based compensation under the provisions of APB 25 using the intrinsic value method.

If the compensation cost for the Company’s equity-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, then the Company’s net earnings and net earnings per share for the fiscal quarter and six fiscal months ended October 2, 2005, would have been as follows (in thousands, except per share data):

	Fiscal quarter ended October 2, 2005	Six fiscal months ended October 2, 2005
Net earnings, as reported	$2,520	$11,279
Add: Equity-based compensation included in net earnings, as reported	—	—
Subtract: Equity-based compensation under SFAS 123	(105)	(210)

Pro forma net earnings	$2,415	$11,069

Reported net earnings per common share:
Basic	$0.05	$0.24

Diluted	$0.05	$0.24

Pro forma net earnings per common share:
Basic	$0.05	$0.24

Diluted	$0.05	$0.24

Stock Options

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the six fiscal months ended October 1, 2006, is presented below:

	Number of Options	Weighed Average Remaining Contract Term (Years)	Weighed Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at March 31, 2006	6,786,068		$13.71	$15,921
Granted	44,729		14.45	—
Exercised	(224,538)		11.00	1,190
Canceled	(17,250)		12.87	45

Options outstanding at October 1, 2006	6,589,009	5.8	$13.43	$24,054

Options excercisable at October 1, 2006	6,066,484	5.5	$13.45	$21,908

Weighted average per-share fair value of options granted during the period	$7.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model are outlined in the following table:

Six fiscal months ended October 1, 2006
Weighted-average exercise price	$13.43

Weighted-average grant date fair-value	$7.18

Assumptions:
Expected volatility	38.3%
Risk-free interest rate	5.1%
Dividend yield	0%
Expected life (in years)	7

The computation of the expected volatility is based on historical weekly stock prices. Expected life is based on annual historical employee exercise behavior of option grants with similar vesting periods and option expiration data. The risk-fee interest rate is based on the yield of zero-coupon U.S. Treasury securities. There are no dividends to be paid.

In the six fiscal months ended October 1, 2006, the Company recognized equity-based compensation expense of approximately $698 related to the vesting of stock options and the related tax benefit of approximately $239. At October 1, 2006, the Company had 2,736,389 options and restricted stock available to be granted under its equity-based compensation plans. This total includes 2,600,000 shares available under the 2006 EIP which was approved by the stockholders on July 20, 2006.

Restricted Stock

Under the Company’s 2004 Equity Incentive Plan (the “Plan”), the Company approved the issue of 1,000,000 shares of common stock through stock options or restricted stock grants. Through March 31, 2006, the Company granted 263,282 shares of restricted stock at an aggregated fair market value on the dates of grant of $13.18 per share. This resulted in the recording of unearned stock grant compensation of $3,471 in the equity section of the March 31, 2006 Consolidated Condensed Balance Sheets. The Company granted 9,000 shares of restricted stock at a average fair market value on the dates of grant of $15.63 per share during the six fiscal months of 2007. Compensation expense for these restricted shares will be charged to earnings over a four-year period.

In connection with the adoption of SFAS 123(R) on April 1, 2006, the unamortized balance of unearned stock grant compensation on that date was reclassified to additional paid-in capital. In the six fiscal months ended October 1, 2006, the Company recognized equity-based compensation expense of approximately $849 related to the vesting of restricted stock and the related tax benefit of approximately $316.

A summary of the changes in restricted stock outstanding under the Company’s management equity compensation plan during the six fiscal months ended October 1, 2006, is presented below:

	Number of Restricted Stock	Weighed Average Grant Date Fair Value
Non-vested shares at March 31, 2006	263,282	$13.18
Granted	9,000	15.63
Vested	—	—
Canceled	—	—

Non-vested shares at October 1, 2006	272,282	$13.26

Employee Stock Purchase Plan

On July 26, 2004, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”). The Plan was amended by the Board of Directors on November 9, 2004. This ESPP is considered by the Company to be non-compensatory and no compensation expense is recorded when shares are issued under the ESPP.

NOTE 13: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share – diluted gives effect to all dilutive potential common shares that were outstanding during the period. At October 1, 2006, the Company had outstanding stock options and restricted stock which could potentially dilute basic earnings per share in the future. Weighted average common shares and common shares – diluted were as follows:

	Fiscal quarter ended		Six fiscal months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Weighted average shares of common stock outstanding	46,471,958	46,214,469	46,404,985	46,190,589
Assumed exercise of stock options, net of shares assumed reacquired	1,297,846	685,827	1,052,683	441,916

Weighted average common shares—diluted	47,769,804	46,900,296	47,457,668	46,632,505

At October 1, 2006, and October 2, 2005, there were 1,099,558 and 2,768,551, respectively, outstanding, out-of-the money employee stock options and non-vested restricted stock that were excluded from the calculation of the dilutive effect of potential common shares.

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

Motive power batteries are used to provide power for mobile manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Consolidated
Three fiscal months ended October 1, 2006:
Net sales	$158,851	$195,073	$353,924
Operating earnings	$11,284	$13,452	$24,736
Three fiscal months ended October 2, 2005:
Net sales	$139,976	$164,456	$304,432
Operating earnings	$7,649	$2,227	$9,876

	Reserve Power	Motive Power	Consolidated
Six fiscal months ended October 1, 2006:
Net sales	$317,246	$395,712	$712,958
Operating earnings	$22,657	$27,645	$50,302
Six fiscal months ended October 2, 2005:
Net sales	$276,249	$332,025	$608,274
Operating earnings	$16,091	$11,432	$27,523

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2006 Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw material in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in electrical and electronic equipment ;

•	risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets in the Americas, Europe and Asia;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	unanticipated litigation and regulatory proceedings to which we might be subject, the results of which could have a material effect on us and our business;

•	changes in our market share in the business segments and regions where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	unanticipated quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	adverse changes in our short- and long-term debt levels under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our inability to attract and retain qualified personnel;

•	credit risk associated with our customers, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure; and

•	terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to our operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability, any of which could have a material adverse effect on our business.

This list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

OVERVIEW

We are the world’s largest manufacturer, marketer and distributor of industrial batteries. We also manufacture, market and distribute related products such as chargers, power equipment and battery accessories, and provide related after-market and customer-support services for industrial batteries. We market our products globally to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force.

We have two business segments: reserve power and motive power. Net sales classifications by segment are as follows:

•	Reserve power batteries are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or UPS, applications for computer and computer-controlled systems, and other specialty power applications, including security systems and motor and recreational vehicles, switchgear and electrical control systems used in electric utilities and energy pipelines, and commercial and military aircraft, submarines and tactical military vehicles.

•	Motive power batteries are used to provide power for mobile manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

We evaluate business segment performance based primarily upon operating earnings. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) for the respective business segment or reporting location, to derive a primary working capital percentage. Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount. Primary working capital was $372.9 million (yielding a primary working capital percentage of 26.3%) at October 1, 2006, and $330.4 million (yielding a primary working capital percentage ratio of 23.4%) at March 31, 2006. The 2.9% increase in our primary working capital percentage is due primarily to increases in inventory and accounts receivable required to support growth and improve our ability to meet customer requirements, and by a decrease in accounts payable driven primarily by the timing of material purchases. We closely manage our level of working capital due to the significant impact it has on our cash flow and, as a result, our level of debt. Lastly, on a consolidated basis, we review short- and long-term debt levels, on a daily basis, and monitor corresponding leverage ratios.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing and assembly locations throughout the world. Nearly 60% of our net sales for the six fiscal months of 2007 and 2006 were generated outside of North America. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year.

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

Over the last three fiscal years, the costs of our raw materials (of which lead is our primary material) have risen significantly. We estimate that our average cost of lead per pound (excluding premiums), as it affects our operating results, has risen from approximately $0.23 in fiscal 2004 to $0.36 in fiscal 2005, to $0.41 in fiscal 2006, and has risen from $0.41 in the six fiscal months of 2006 to $0.50 in the six fiscal months of 2007. Our estimated incremental lead cost, due to increased price, in the six fiscal months of 2007 over in the six fiscal months of 2006 was approximately $24.2 million.

Because the cost of purchased lead is not reflected in our cost of goods sold until two to three months after purchase, we compare our actual cost to London Metal Exchange (“LME”) prices that are in effect two to three months prior to the income statement period being shown. On this basis, average LME prices per period were approximately $0.23, $0.40, $0.44 and $0.52 in fiscal 2004, 2005, 2006, and the six fiscal months of 2007, respectively.

Our selling price increases approximated 2% of net sales for both fiscal 2005 and fiscal 2006 and approximated 4% and 3% of net sales for second fiscal quarter and six fiscal months of 2007, respectively. Our business strategy in this environment of high commodity costs is to improve profitability by cost savings and pricing actions, as well as to tightly control operating cash flow and capital spending.

RESULTS OF OPERATIONS

NET SALES

Current quarter by segment

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$158.8	44.9%	$140.0	46.0%	$18.8	13.5%
Motive Power	195.1	55.1	164.4	54.0	30.7	18.6

Total	$353.9	100.0%	$304.4	100.0%	$49.5	16.3%

Year to date by segment

	Six fiscal months ended October 1, 2006		Six fiscal months ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$317.2	44.5%	$276.3	45.4%	$40.9	14.8%
Motive Power	395.8	55.5	332.0	54.6	63.8	19.2

Total	$713.0	100.0%	$608.3	100.0%	$104.7	17.2%

Current quarter by region

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$153.1	43.3%	$128.6	42.2%	$24.5	19.1%
Europe (1)	179.8	50.8	157.6	51.8	22.2	14.1
Asia	21.0	5.9	18.2	6.0	2.8	15.2

Total	$353.9	100.0%	$304.4	100.0%	$49.5	16.3%

Year to date by region

	Six fiscal months ended October 1, 2006		Six fiscal months ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$299.2	42.0%	$252.8	41.6%	$46.4	18.4%
Europe (1)	369.5	51.8	322.3	53.0	47.2	14.6
Asia	44.3	6.2	33.2	5.4	11.1	33.2

Total	$713.0	100.0%	$608.3	100.0%	$104.7	17.2%

(1)	Includes Europe, Middle East and Africa

Net sales increased $49.5 million or 16.3% in the second fiscal quarter of 2007 and increased $104.7 million or 17.2% in the six fiscal months of 2007 over the comparable periods in fiscal 2006. Stronger European currencies, primarily the euro compared to the U.S. dollar, resulted in an increase in net sales of $9.3 million or 3.1% in the second fiscal quarter of 2007 and increased $15.4 million or 2.5% in the six fiscal months of 2007, over the comparable periods in fiscal 2006. The euro exchange rate to the U.S. dollar averaged 1.27 ($/ €) in the second fiscal quarter and six fiscal months of 2007, compared to 1.22 ($/ €) in the second fiscal quarter of 2006 and 1.23 ($/ €) in the six fiscal months of 2006. Net sales, excluding the effect of foreign currency translation, increased 13.2% or $40.2 million in the second fiscal quarter of 2007 and increased $89.3 million or 14.7 % in the six fiscal months of 2007 over the comparable periods of 2006. Acquisitions contributed approximately $4.5 million and $15.0 million, respectively, to incremental net sales in the second fiscal quarter and six fiscal months of 2007. Net sales, excluding the effect of foreign currency translation and acquisitions increased $35.7 million or 11.7 % in the second fiscal quarter of 2007 over the same period of 2006 and increased $74.3 million or 12.2 % in the six fiscal months of 2007 over the comparable period in fiscal 2006. Approximately 4% and 3%, respectively, of the increase in our sales growth rate in the second fiscal quarter and six fiscal months of 2007 over the comparable periods in fiscal 2006 are attributable to selling price recovery actions. We anticipate pricing recovery will be between 4% to 5% of sales for the balance of fiscal 2007.

In summary, total sales growth not attributable to pricing, currency or acquisitions was approximately 8% for the second fiscal quarter of 2007 and approximately 9% for the six fiscal months of 2007.

The growth experienced in our Motive Power segment in fiscal 2006 continued into the second fiscal quarter and six fiscal months of 2007, with sales increasing 18.6% and 19.2%, respectively, compared to the second fiscal quarter and six fiscal months of 2006. Motive Power segment sales include sales from the motive power battery business of FIAMM, S.p.A (“FIAMM”) (acquired in June 2005) of approximately $17.5 million and $33.5 million, respectively, in the second fiscal quarter and six fiscal months of 2007, compared to $15.8 million and $22.8 million, respectively, in the comparable periods in the prior year. Our Reserve Power segment also achieved a strong improvement in sales of 13.4% and 14.8%, respectively, in the second fiscal quarter and six fiscal months of 2007, compared to the comparable periods in fiscal 2006, attributed primarily to organic growth, coupled with the impact of approximately $1.6 million and $3.2 million, respectively in the second fiscal quarter and six fiscal months of 2007, of increased sales from Gerate- und Akkumulatorwerk Zwickau GmbH (“GAZ”) acquired in October 2005. Pricing recovery actions remain a primary focus of our company. Our Motive Power segment continues to realize a higher selling price recovery amount and percentage than our Reserve Power segment.

Our three regions; Americas, Europe and Asia, all achieved solid growth in the second fiscal quarter and six fiscal months of 2007, compared to the comparable periods of 2006, due primarily to continued strength in all our end markets, favorable macro-economic conditions and, we believe, an increase in our global market share. Our Asia sales in the six fiscal months of 2007, excluding the effect of foreign currency translation, increased 30.8% in comparison to the six fiscal months of 2006, attributed primarily to our strategic focus on growth in Asia. Our Americas sales in the six fiscal months of 2007, excluding the effect of foreign currency translation, increased 17.9% in comparison to the six fiscal months of 2006, and our Europe sales in the six fiscal months of 2007, excluding the effect of foreign currency translation, increased 10.3% in comparison to the six fiscal months of 2006.

GROSS PROFIT

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$77.7	22.0%	$64.2	21.1%	$13.5	21.0%

	Six fiscal months ended October 1, 2006		Six fiscal months ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$154.8	21.7%	$130.7	21.5%	$24.1	18.4%

Gross profit, excluding the effect of foreign currency translation, increased 18.5% or $11.9 million in the second fiscal quarter of 2007 when compared to the comparable period of 2006 and increased 16.3% or $21.3 million in the six fiscal months of 2007 when compared to the comparable period of 2006. Gross profit percentage of net sales increased 90 basis points in the second fiscal quarter of 2007 and increased 20 basis points in the six fiscal months of 2007, in comparison to the comparable periods in fiscal 2006. The increase in the gross profit percentage is primarily attributed to pricing recovery actions and our cost savings initiatives, offset by higher commodity costs, primarily from lead. We estimate that the cost of lead, our most significant raw material, increased our costs by approximately $9.7 million in the second fiscal quarter of 2007 and by approximately $24.2 million, in the six fiscal months of 2007, when compared to the comparable periods of 2006.

Efforts to pass through higher commodity costs via sales price increases continue to be made in all regions. As described previously, competitive conditions remain challenging in our industry. We estimated we realized selling price increases of approximately 2% in fiscal 2006 (which represents roughly one-half of the commodity cost increases experienced during fiscal 2006), and 3% in the six fiscal months of 2007 (which represents roughly three quarters of the commodity cost increases experienced during the period). Our sales initiatives will continue to emphasize pricing recovery for our products and continue to focus on improving product mix to higher margin products. Additionally, we remain highly focused on our long-standing cost reduction programs to help mitigate the rising cost of raw materials. These programs continue to be highly effective in reducing our costs and, accordingly, have had a significant impact in improving our operating results.

OPERATING EXPENSES

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$54.0	15.3%	$48.3	15.9%	$5.7	11.8%

	Six fiscal months ended October 1, 2006		Six fiscal months ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$108.3	15.2%	$97.2	16.0%	$11.1	11.4%

Operating expenses, excluding the effect of foreign currency translation, increased 8.0% or $3.9 million in the second fiscal quarter of 2007 and increased 8.7% or $8.5 million in the six fiscal months of 2007, when compared to the comparable periods of 2006, due primarily to the inclusion of operating expenses from the June 2005 FIAMM acquisition, the October 2005 GAZ acquisition and higher sales volume. Operating expenses as a percentage of net sales decreased 60 basis points in the second fiscal quarter of 2007 and decreased 80 basis points in the six fiscal months of 2007, when compared to the comparable periods of 2006.

Selling expenses, our main component of operating expenses, were 59.7% and 61.3% of total operating expenses in the second fiscal quarter and the six fiscal months of 2007, respectively, compared to 64.8% and 64.4%, respectively of total operating expenses in the second fiscal quarter and the six fiscal months of 2006. The lower percentages of selling expenses to operating expenses are due to lower mix of commissionable sales and higher sales volume on fixed components of selling expenses, coupled with cost savings initiatives.

Also included in the second fiscal quarter of 2007 and the six fiscal months of 2007 operating expenses are reductions of approximately $0.2 million and $1.5 million, respectively, in public company expenses, primarily attributable to lower Sarbanes-Oxley compliance costs. In addition, we continue to focus on expense saving initiatives and to further leveraging the fixed components of our operating expenses.

RESTRUCTURING CHARGES

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Restructuring Charges	$—	—%	$6.0	2.0%	$(6.0)	(100.0)%

	Six fiscal months ended October 1, 2006		Six fiscal months ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Restructuring Charges	$—	—%	$6.0	1.0%	$(6.0)	(100.0)%

Restructuring and other charges of $6.0 million (the majority of which relates to the Motive Power segment) were incurred in the second fiscal quarter of 2006 to cover estimated costs, primarily in Europe, of staff reductions, exiting and moving product lines, and closing several ancillary locations.

LITIGATION SETTLEMENT INCOME

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Litigation settlement income	$(1.0)	(0.3)%	$—	—%	$(1.0)	(100.0)%

	Six fiscal months ended October 1, 2006		Six fiscal months ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Litigation settlement income	$(3.8)	(0.5)%	$—	—%	$(3.8)	(100.0)%

In the first and second fiscal quarters of 2007, we recorded litigation settlement income of approximately $2.8 million and $1.0 million, respectively, net of fees and expenses, from the settlements of two separate legal matters. The amounts of the settlements have been recorded as increases in operating earnings in the first and second fiscal quarters of 2007, respectively, as the costs related to these matters were previously recorded as an element of operating earnings.

OPERATING EARNINGS

Current quarter by segment

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$11.3	7.1%	$7.6	5.4%	$3.7	48.7%
Motive Power	13.4	6.9	2.3	1.4	11.1	482.6

Total	$24.7	7.0%	$9.9	3.3%	$14.8	150.5%

Year to date by segment

	Six fiscal months ended October 1, 2006		Six fiscal months ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$22.7	7.2%	$16.0	5.8%	$6.7	41.9%
Motive Power	27.6	7.0	11.5	3.5	16.1	140.0

Total	$50.3	7.1%	$27.5	4.5%	$22.8	82.9%

Current quarter by region

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$14.9	9.7%	$8.4	6.5%	$6.5	77.7%
Europe (1)	9.5	5.3	1.0	0.6	8.5	850.0
Asia	0.3	1.4	0.5	2.7	(0.2)	(40.0)

Total	$24.7	7.0%	$9.9	3.3%	$14.8	150.5%

Year to date by region

	Six fiscal months ended October 1, 2006		Six fiscal months ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$28.4	9.5%	$17.2	6.8%	$11.2	64.7%
Europe (1)	19.6	5.3	11.3	3.5	8.3	70.2
Asia	2.3	5.2	(1.0)	(3.0)	3.3	330.0

Total	$50.3	7.1%	$27.5	4.5%	$22.8	82.9%

(1)	Includes Europe, Middle East and Africa

Operating earnings, excluding the effect of foreign currency translation, increased 151.5 % or $15.0 million in the second fiscal quarter of 2007 and increased 81.8% or $22.5 million in the six fiscal months of 2007, when compared to the comparable periods of 2006. Operating earnings as a percentage of net sales increased 370 basis points in the second fiscal quarter of 2007 and increased 260 basis points in the six fiscal months of 2007, when compared to the comparable periods of 2006. As previously discussed, our operating earnings were significantly affected by higher raw material costs, however, we achieved earnings growth through sales volume increases, selling price increases, continued cost savings programs, and lower operating expenses. Also contributing to the improvement in operating earnings were $2.8 million and $1.0 million of favorable, litigation settlement income related to our Americas business in the first and second fiscal quarters of 2007 and the non-recurring $6.0 million restructuring charge recorded in the second fiscal quarter of 2006.

INTEREST EXPENSE

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$7.0	2.0%	$6.3	2.1%	$0.7	11.1%

	Six fiscal months ended October 1, 2006		Six fiscal months ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$14.1	2.0%	$12.1	2.0%	$2.0	16.5%

Interest expense of $7.0 million in the second fiscal quarter of 2007 (net of interest income of $0.2 million) was $ 0.7 million higher than the $6.3 million in the second fiscal quarter of 2006. Interest expense of $14.1 million in the six fiscal months of 2007 (net of interest income of $0.2 million) was $2.0 million higher than the $12.1 million in the six fiscal months of 2006. Our average debt outstanding was $419.6 million and $414.9 million, respectively, in the second fiscal quarter and six fiscal months of 2007, compared to $421.9 million and $409.6 million, respectively, in the second fiscal quarter and six fiscal months of 2006. Our average interest rates incurred in the second fiscal quarter and six fiscal months of 2007 were 6.6% and 6.4%, respectively, compared to 5.5% in the second fiscal quarter and six fiscal months of 2006. Included in the second fiscal quarter and six fiscal months of 2007 interest expense are non-cash charges of $0.4 million and $0.7 million for deferred financing fees, compared to non-cash charges of $0.4 and $0.7 million, respectively, for deferred financing fees in the second fiscal quarter and six fiscal months of 2006. The increases in interest expense in the second fiscal quarter and six fiscal months of 2007 compared to the comparable periods in fiscal 2006 are attributed primarily to higher interest rates on variable rate borrowings.

OTHER EXPENSE (INCOME), NET

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$0.9	0.3%	$(0.1)	—%	$1.0	100+	%

	Six fiscal months ended October 1, 2006		Six fiscal months ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$1.6	0.2%	$(1.6)	(0.3)%	$3.2	100+	%

Other expense of $0.9 million was recorded in the second fiscal quarter of 2007 compared to other income of $0.1 million in the comparable period of fiscal 2006. This $1.0 million unfavorable change is primarily attributed to $0.7 million in legal and professional fees associated with the filing of a shelf registration statement and an abandoned acquisition and a $0.3 million change in non-operating foreign currency net transaction losses reported in the second fiscal quarter of 2007 as compared to the comparable period in fiscal 2006. Other expense of $1.6 million was recorded in the six fiscal months of 2007 compared to other income of $1.6 million in the comparable period of fiscal 2006. This $3.2 million unfavorable change is primarily attributed to the $0.7 million in legal and professional fees in the second fiscal quarter of 2007 and a $2.4 million change in non-operating foreign currency net transaction losses reported in the six fiscal months of 2007, as compared to the comparable period in fiscal 2006.

EARNINGS BEFORE INCOME TAXES

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$16.8	4.7%	$3.7	1.2%	$13.1	354.2%

	Six fiscal months ended October 1, 2006		Six fiscal months ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$34.6	4.9%	$17.0	2.8%	$17.6	103.4%

As a result of the above, earnings before income taxes increased $13.1 million or 354.2% in the second fiscal quarter of 2007 and increased $17.6 million or 103.4% and six fiscal months of 2007 compared to the comparable period of fiscal 2006. Earnings before income taxes as a percentage of sales increased to 4.7% and 4.9% in the second fiscal quarter and six fiscal months of 2007 in comparison to 1.2% and 2.8% in the second fiscal quarter and six fiscal months of 2006.

INCOME TAX EXPENSE

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$5.3	1.5%	$1.2	0.4%	$4.1	353.6%

Effective tax rate	31.7%		31.7%		—%

	Six fiscal months ended October 1, 2006		Six fiscal months ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$11.0	1.5%	$5.7	0.9%	$5.3	91.8%

Effective tax rate	31.8%		33.7%		(1.9)%

The effective tax rate was 31.7% and 31.8%, respectively, in the second fiscal quarter and the six fiscal months of 2007, compared to 31.7% and 33.7%, respectively, in the second fiscal quarter and six fiscal months of fiscal 2006. These rate reductions are primarily due to changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions, which resulted in a higher proportion of our consolidated earnings being in tax jurisdictions with tax rates lower than our previous global averages. We anticipate recording a non-recurring tax benefit of approximately $2.0 million in the third fiscal quarter of 2007, attributable to an expected favorable resolution of a prior year tax matter.

NET EARNINGS

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$11.5	3.2%	$2.5	0.8%	$9.0	354.5%

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended October 2, 2005		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$23.6	3.3%	$11.3	1.9%	$12.3	109.4%

As a result of the above, net earnings in the second fiscal quarter of 2007 were $11.5 million (3.2% of net sales), or an increase of 354.5% over the second fiscal quarter of 2006. Net earnings for the six fiscal months of 2007 were $23.6 million (3.3% of net sales), or an increase of 109.4% over the six fiscal months of 2006.

Net earnings per common share in the second fiscal quarter of 2007 were $0.25 per basic share and $0.24 per diluted share compared to $0.05 per basic and diluted share in the second fiscal quarter of 2006. Net earnings per common share in the six fiscal months 2007 were $0.51 per basic and $0.50 per diluted share compared to $0.24 per basic and diluted share in the six fiscal months 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $24.3 million for the six fiscal months of 2007, compared to $12.9 million in the comparable period in fiscal 2006. This favorable change of $11.4 million was primarily due to increased earnings before depreciation and amortization of $14.3 million and a $0.7 million favorable change in working capital, partially offset by the $5.6 million non-cash special charge recorded in the six fiscal months of 2006. The $0.7 million favorable change in working capital, compared to the same period in fiscal 2006, resulted from a favorable change in accrued expenses of $15.7 million, partially offset by an increased use of primary working capital of $12.7 million, and other minor changes. The increase in the accrued expense balance compared to the prior year was due primarily to higher income and other tax accruals and to lower restructuring spending.

Investing activities for the six fiscal months of 2007 used cash of $25.6 million and included $19.4 million of capital expenditures and acquisitions of $6.4 million, primarily for the assets of Chaozhou Xuntong Power Source Company Limited (“CFT”) and the assets of Alliant Techsystems’ lithium primary battery business, now know as EnerSys Advanced Systems Inc. (“EAS”). Investing activities for the six fiscal months of 2006 used cash of $50.8 million and included $18.6 million of capital expenditures and acquisitions of $33.0 million, primarily for FIAMM.

Financing activities provided cash of $2.5 million in the six fiscal months of 2007, primarily the proceeds from the exercise of stock options. For the six fiscal months of 2006, financing activities provided cash of $28.7 million, primarily the proceeds from the new debt financing of €25.0 million (approximately $29.9 million) related to the June 2005 FIAMM acquisition.

Effective June 29, 2006, we amended our senior credit facility, which consists of a $357.7 million term loan B and a $100.0 million revolving credit line. Under the amendment, the lenders approved the elimination of the covenants relating to our senior secured debt leverage ratio (while maintaining the covenants relating to our total debt leverage ratio) and several minor technical changes in the agreement. This amendment will provide greater operating flexibility and increase our borrowing capacity for potential acquisition opportunities.

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

We currently are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our cash requirements. See Note 9 to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K for a detailed description of debt.

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

Commodity Cost Risks - Lead Contracts

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
October 1, 2006	$2.7	5.1	$0.53	1%
March 31, 2006	17.4	32.8	0.53	7%
October 1, 2005	27.5	69.2	0.40	18%

(1)	Based on an approximate annual lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead over our estimated cost in fiscal 2006 would increase our annual total cost of goods sold by approximately $20 million or 2% of annualized six fiscal months of 2007 total cost of goods sold.

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

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of October 1, 2006, and March 31, 2006, we had entered into a total of $43.2 million and $34.3 million, respectively, as follows:

	October 1, 2006		March 31, 2006
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	$US Equivalent (in millions)	Average Rate Hedged
Sell euros for U.S. dollars	$37.2	1.27	$20.6	1.22
Sell UK pounds sterling for U.S. dollars	3.3	1.78	5.9	1.76
Buy Polish zloty for euros	1.2	3.89	3.0	4.14
Sell Canadian dollars for U.S. dollars	1.5	1.13	4.8	1.18

Total	$43.2		$34.3

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

On April 15, 2002, Exide Technologies filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. During the course of its Chapter 11 proceedings, Exide Technologies sought to reject certain agreements related to the 1991 sale of Exide Technologies’ industrial battery business to Yuasa, including the trademark license referred to above. We opposed Exide Technologies’ attempt to reject these agreements. On April 3, 2006, the Court found in favor of Exide Technologies. On June 30, 2006, the Court entered a supplemental order pursuant to which (a) EnerSys was granted until October 3, 2007, to discontinue the use of the “Exide” trademark on industrial batteries; (b) Exide Technologies was required to refrain from using the “Exide” trademark on industrial batteries until April 3, 2008; and (c) EnerSys’ motion for a stay pending appeal of the court order granting Exide Technologies’ motion to reject the agreements was denied. On July 11, 2006, we appealed the court’s decision.

Other Litigation

In the first fiscal quarter of 2007, we settled a litigation matter. As a result of this settlement, we recorded litigation settlement income, net of related legal fees and expenses, of approximately $2.8 million. Additionally, in the second fiscal quarter of 2007, we settled a legal dispute. As a result of this settlement, we recorded litigation settlement income, net of related legal fees and expenses, of approximately $1.0 million.

From time to time, we are involved in litigation incidental to the conduct of our business. We do not expect that any of this litigation, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow.

Federal Trade Commission Investigation

In March 2006, we received a letter from the Federal Trade Commission (“FTC”), notifying us that the FTC is conducting a non-public investigation to determine whether manufacturers of industrial batteries may have engaged in unfair methods of competition or unfair acts and practices in violation of Section 5 of the Federal Trade Commission Act in connection with their pricing practices. We believe that the FTC has issued similar letters to other manufacturers of industrial batteries. We believe that we have not acted improperly and have advised the FTC accordingly. We cooperated fully with the FTC’s investigation, and were informally notified that the FTC has closed its investigation on this matter.

Item 1A.	Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Registrant was held on July 20, 2006.

(b)	The following directors were elected at the meeting: Hwan-yoon F. Chung, Michael C. Hoffman and Arthur T. Katsaros.

(c)	The following matters were voted on at the Annual Meeting:

1.	Election of Directors

	Number of Votes Cast
Name of Director	For	Against or Withheld	Abstentions	Broker Non-Votes
Hwan-yoon F. Chung	38,389,921	2,932,834	—	—
Michael C. Hoffman	38,389,921	2,932,834	—	—
Arthur T. Katsaros	39,917,592	1,405,163	—	—

2.	Approve the EnerSys 2006 Equity Incentive Plan.

Number of Votes Cast
For	Against or Withheld	Abstentions	Broker Non-Votes
37,880,561	2,960,945	2,995	—

3.	Ratification of the appointment of Ernst & Young LLP as independent auditor for the Registrant for the fiscal year ending March 31, 2007.

Number of Votes Cast
For	Against or Withheld	Abstentions	Broker Non-Votes
41,276,140	44,005	2,610	—

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: November 8, 2006

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