Form 10-Q
period 2006-12-31
EnerSys
filed 2007-02-07
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Common Stock outstanding at February 2, 2007: 46,918,471 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERSYS

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,135	$15,217
Accounts receivable, net	326,298	308,625
Inventories, net	221,836	179,537
Deferred taxes	21,754	20,338
Prepaid and other current assets	30,355	23,978

Total current assets	637,378	547,695

Property, plant, and equipment, net	295,189	281,744
Goodwill	322,819	308,767
Other intangible assets, net	80,590	80,831
Deferred taxes	14,007	13,843
Other assets	30,030	31,068

Total assets	$1,380,013	$1,263,948

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$13,388	$6,571
Current portion of long-term debt and capital lease obligations	10,521	9,592
Accounts payable	167,010	157,792
Accrued expenses	182,211	159,671
Deferred taxes	3,307	2,635

Total current liabilities	376,437	336,261

Long-term debt and capital lease obligations	382,115	386,327
Deferred taxes	58,183	55,357
Other liabilities	41,969	40,815

Total liabilities	858,704	818,760
Stockholders’ equity:
Common Stock, $0.01 par value, 135,000,000 shares authorized, and 46,913,137 shares issued and outstanding at December 31, 2006; 46,560,940 shares issued and outstanding at March 31, 2006	469	466
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	337,786	335,263
Unearned stock grant compensation	—	(3,090)
Retained earnings	88,861	54,270
Accumulated other comprehensive income	94,193	58,279

Total stockholders’ equity	521,309	445,188

Total liabilities and stockholders’ equity	$1,380,013	$1,263,948

See accompanying notes.

ENERSYS

Condensed Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three fiscal months ended
	December 31, 2006	January 1, 2006
Net sales	$377,881	$321,793
Cost of goods sold	300,970	252,209

Gross profit	76,911	69,584

Operating expenses	55,725	49,891
Restructuring and other charges	—	2,574

Operating earnings	21,186	17,119
Interest expense	7,113	6,353
Other expense (income), net	928	(194)

Earnings before income taxes	13,145	10,960
Income tax expense	2,166	3,193

Net earnings	$10,979	$7,767

Net earnings per common share:
Basic	$0.24	$0.17

Diluted	$0.23	$0.17

Weighted-average shares of common stock outstanding:
Basic	46,597,387	46,249,384

Diluted	47,699,968	46,949,052

See accompanying notes.

ENERSYS

Condensed Consolidated Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Nine fiscal months ended
	December 31, 2006	January 1, 2006
Net sales	$1,090,839	$930,067
Cost of goods sold	859,106	729,742

Gross profit	231,733	200,325

Operating expenses	163,998	147,130
Restructuring and other charges	—	8,553
Litigation settlement income	(3,753)	—

Operating earnings	71,488	44,642
Interest expense	21,176	18,475
Other expense (income), net	2,559	(1,805)

Earnings before income taxes	47,753	27,972
Income tax expense	13,162	8,926

Net earnings	$34,591	$19,046

Net earnings per common share:
Basic	$0.74	$0.41

Diluted	$0.73	$0.41

Weighted-average shares of common stock outstanding:
Basic	46,469,119	46,210,187

Diluted	47,538,258	46,738,021

See accompanying notes.

ENERSYS

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine fiscal months ended
	December 31, 2006	January 1, 2006
Cash flows from operating activities
Net earnings	$34,591	$19,046
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash restructuring	—	8,222
Depreciation and amortization	35,123	32,480
Provision for doubtful accounts	523	(45)
Provision for deferred taxes, less amounts related to restructuring	(639)	(322)
Stock-based compensation	2,225	—
Loss on disposal of fixed assets	538	308
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(621)	(35,708)
Inventory	(30,872)	(11,171)
Prepaid expenses and other current assets	(190)	(543)
Other assets	575	(275)
Accounts payable	(1,102)	20,045
Accrued expenses	13,886	(6,688)
Other liabilities	(1,844)	(603)

Net cash provided by operating activities	52,193	24,746

Cash flows from investing activities
Capital expenditures	(27,488)	(29,615)
Acquisitions	(6,379)	(38,088)
Proceeds from disposal of property, plant, and equipment	186	825

Net cash used in investing activities	(33,681)	(66,878)

Cash flows from financing activities
Net increase in short-term debt	5,480	5,173
Proceeds from the issuance of long-term debt	127	29,876
Payments of long-term debt	(4,737)	(3,092)
Payments of capital lease obligations, net	(1,009)	(465)
Exercise of stock options	2,442	1,162
Tax benefits from exercise of stock options	949	—
Deferred financing costs	(343)	(376)

Net cash provided by financing activities	2,909	32,278

Effect of exchange rate changes on cash	497	(170)

Net increase (decrease) in cash and cash equivalents	21,918	(10,024)
Cash and cash equivalents at beginning of period	15,217	21,341

Cash and cash equivalents at end of period	$37,135	$11,317

See accompanying notes.

ENERSYS

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In Thousands)

	Fiscal quarters ended		Nine fiscal months ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Net earnings	$10,979	$7,767	$34,591	$19,046
Other comprehensive income:
Net unrealized gain on derivative instruments, net of tax	1,193	835	344	2,092
Minimum pension liability, net of tax	(99)	—	(205)	—
Foreign currency translation adjustments	17,218	(7,584)	35,775	(31,044)

Total comprehensive income (loss)	$29,291	$1,018	$70,505	$(9,906)

See accompanying notes.

ENERSYS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTE 2: ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The new standard is effective for the Company for the fiscal year ended March 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employers fiscal year-end statements of financial position is effective for the Company for the fiscal year ended March 31, 2009. The Company is in the process of reviewing SFAS 158 and does not expect that it will have a material effect on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The Company is required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. The Company is in the process of reviewing SFAS 157 and has not determined the effects on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact that adoption of FIN No. 48 will have on its financial position, results of operations and cash flows.

NOTE 3: ACQUISITIONS

On August 22, 2006, the Company acquired the assets, including manufacturing facilities, of Chaozhou Xuntong Power Source Company Limited (“CFT”), located in Chaoan, China. This facility manufactures valve-regulated, lead-acid batteries. This acquisition provides the Company with additional capacity needed to meet the growing customer demand for reserve power batteries. The total purchase price for this transaction was approximately $5,700 and was financed using existing EnerSys credit facilities.

On May 18, 2006, the Company purchased the assets of Alliant Techsystems’ (NYSE:ATK) lithium primary battery business, located at its Power Sources Center (“PSC”) in Horsham, PA. The total purchase price for this transaction was approximately $2,200 and was financed using existing EnerSys credit facilities. PSC produces lithium power sources, primarily for aerospace and defense applications. As part of the transaction, ATK has signed a 5-year supply agreement for all of its requirements for products produced at PSC. PSC is now known as EnerSys Advanced Systems Inc. (“EAS”).

On October 11, 2005, the Company completed the acquisition of Gerate- und Akkumulatorwerk Zwickau GmbH (“GAZ”), based in Zwickau, Germany. The total purchase price net of cash received for this transaction was approximately $2,700 (excluding assumed debt of approximately $760) and was financed using existing EnerSys credit facilities. GAZ is a producer of specialty nickel-based batteries utilized primarily in the energy, rail, telecommunications and uninterruptible power supply (UPS) industries worldwide. The acquisition resulted in the recognition of $1,891 of goodwill in the Company’s financial statements.

On June 1, 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. (“FIAMM”). The total purchase price net of cash received for this transaction was approximately $32,700 and financing was completed on June 15, 2005, using primarily a Euro €25,000 Credit Facility Agreement. This acquisition, which complements the Company’s existing European motive power business, resulted in the recognition of $6,435 of goodwill in the Company’s financial statements.

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

NOTE 4: INVENTORIES

Inventories, net consist of:

	December 31, 2006	March 31, 2006
Raw materials	$54,417	$44,453
Work-in-process	61,805	50,472
Finished goods	105,614	84,612

Total	$221,836	$179,537

Inventory reserves for obsolescence and other estimated losses were $11,982 and $8,711 at December 31, 2006 and March 31, 2006, respectively, and have been included in the net amounts shown above.

NOTE 5: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statements of Income. The amounts of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at December 31, 2006 and March 31, 2006, net of tax, were unrecognized gains of $2,252 and $1,907, respectively.

NOTE 6: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the fiscal 2007 and 2006 interim periods were based on the estimated effective tax rates applicable for the full years ending March 31, 2007 and March 31, 2006, respectively, after giving effect to items specifically related to the interim periods. The effective income tax rates for the third fiscal quarter and nine fiscal months of 2007 were 16.5% and 27.6%, respectively, and both periods included a $2,000 benefit from the settlement of a prior year tax matter. The effective income tax rates for the third fiscal quarter and nine fiscal months of 2006 were 29.1% and 31.9%, respectively. The effective income tax rate for the fiscal year ended March 31, 2006 was 31.4%. The prior year tax matter related to the Energy Storage Group (“ESG”) of Invensys plc which the Company acquired in 2002. In addition to the amount credited to income tax expense, $1,983, which relates to the period prior to 2002, was credited to goodwill at December 31, 2006. This entry eliminates a reserve for a potential tax liability and corresponding goodwill amount that had been established at the time of the initial purchase accounting.

NOTE 7: WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold, with related liabilities within accrued expenses. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties is as follows:

	Fiscal quarters ended		Nine fiscal months ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Balance at beginning of period	$28,200	$24,459	$26,652	$22,786
Current period provisions	2,888	4,260	9,365	11,966
Cost incurred	(2,830)	(3,635)	(7,759)	(9,668)

Balance at end of period	$28,258	$25,084	$28,258	$25,084

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

Litigation Settlement Income

In the nine fiscal months of 2007, the Company recorded litigation settlement income of $3,753, net of fees and expenses, due to the settlement of two separate legal matters. The amount of the settlements has been recorded as an increase in operating income in the nine fiscal months of 2007, as the costs related to these matters were previously recorded as an element of operating earnings.

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

As more fully described in Note 18 to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K, the Company is involved in ongoing environmental issues at certain of its United States and foreign facilities. The Company may have potential environmental issues at its Manchester, England and Sumter, South Carolina facilities and has established reserves in accrued restructuring and accrued expenses of $8,938 and $8,183 at December 31, 2006, and March 31, 2006, respectively. The increase in the reserve is due to changes in currency translation rates. The Company believes it is indemnified in whole or in part by former owners of these facilities for some of these environmental matters. Based on information available at this time, management believes that its reserves are sufficient to satisfy its environmental liabilities. The Company has described in Note 9, Restructuring Plans, the changes in the reserves associated with the environmental costs at its Manchester, England and Sumter, South Carolina locations.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. Each such contract is for a period not extending beyond one year. Under these contracts, at December 31, 2006, and March 31, 2006, the Company was committed to lead price hedge contracts for 53.3 and 32.8 million pounds of lead, respectively, for total purchase prices of $36,366 and $17,420, respectively. The estimated fair value of the Company’s lead hedge contract was an asset of $4,088 and $468 at December 31, 2006, and March 31, 2006, respectively, as estimated based on quotes from financial institutions.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis the Company will enter into foreign currency forward contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures, the Company has entered into foreign currency forward contracts with financial institutions. Each contract is for a period not extending beyond one year. As of December 31, 2006, and March 31, 2006, the Company had entered into a total $39,400 and $34,300, respectively, of foreign currency forward contracts. The estimated fair value of the Company’s foreign currency forward contracts was a (liability) asset of ($1,327) and $135 at December 31, 2006, and March 31, 2006, respectively, as estimated based on quotes from financial institutions.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable debt interest expense. Such agreements effectively convert $203,000 of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by it under these agreements. The estimated fair value of the Company’s interest rate swap agreements was an asset of $728 and $2,368 at December 31, 2006, and March 31, 2006, respectively, as estimated based on quotes from financial institutions.

NOTE 9: RESTRUCTURING PLANS

As more fully described in Note 23 to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K, the Company has two acquisition related restructuring plans and three non-acquisition related restructuring plans.

Acquisition related restructuring

These plans were initiated in connection with the acquisitions of assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys plc (“ESG”) in 2002 and the motive power battery business of FIAMM, S.p.A. (“FIAMM”) in 2006. They have been aggregated in the table below as the FIAMM activity is not considered significant. The ESG plan has two significant costs remaining; the final payment due in March 2007 of $1,425 for the cancellation of a steam contract in Hagen, Germany and $6,739 related to environmental costs at the facility in Manchester, England.

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

The Company continues taking actions consistent with its original plan to resolve these issues. A rollforward of the acquisition related restructuring reserve for the nine fiscal months of 2007 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2006	$1,829	$2,002	$5,983	$1,167	$10,981
Costs incurred	(692)	(20)	—	(263)	(975)
Foreign currency impact and other	147	277	756	52	1,232

Balance at December 31, 2006	$1,284	$2,259	$6,739	$956	$11,238

ESG acquisition

On March 22, 2002, the Company acquired ESG. The Company formulated an exit and restructuring plan for certain ESG facilities in North America and Europe. Two of the facilities in the plan remain open after significant restructuring and now operate at a lower operating cost base and the third facility, identified in the United States, has been closed. The Manchester, England facility that was included in the plan has significantly reduced operations and may incur costs related to potential environmental issues (as more fully described in Note 8, Commitments, Contingencies and Litigation); this is the only significant item that remains unresolved. The balance of the ESG acquisition-related restructuring reserve at December 31, 2006 is $11,188, which the Company anticipates spending primarily during fiscal 2007, with the exception of the environmental reserves related to the Manchester facility.

FIAMM acquisition

On June 1, 2005, the Company acquired FIAMM. In the third fiscal quarter of 2006, management completed the assessment of the FIAMM restructuring plan and reduced the restructuring reserve to $5,868, which included $2,661 related to the termination of 132 manufacturing, selling and distribution employees, and the balance of $3,207 for plant and warehouse closure costs, including lease terminations. The balance of the FIAMM reserve at December 31, 2006, is $50, which the Company anticipates spending primarily during the balance of fiscal 2007.

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

A rollforward of these non-acquisition related restructuring reserves for the nine fiscal months of 2007 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2006	$2,474	$682	$2,505	$1,131	$6,792
Costs incurred	(1,729)	(694)	(96)	(711)	(3,230)
Foreign currency impact and other	171	12	—	35	218

Balance at December 31, 2006	$916	$—	$2,409	$455	$3,780

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. As of December 31, 2006, the reserve balance associated with these actions is $2,765, a small portion of which the Company expects to spend in the current fiscal year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

During fiscal 2006, the Company incurred restructuring charges of $6,217, primarily for the Motive Power segment, to cover estimated costs in Europe of staff reductions of 112 employees, exiting of a product line, and closing several ancillary locations. The charges included a non-cash write-off of $1,410, primarily of machinery and equipment. As of December 31, 2006, the reserve balance associated with these actions is $916, which mostly represents severance obligations the Company expects to spend in the current fiscal year or as directed by the individual employees.

Also during fiscal 2006, the Company incurred a charge of $1,063 to cover estimated restructuring programs to transfer certain existing European assembly operations to the newly acquired GAZ facility in Zwickau, Germany. It is anticipated that the remaining obligations of $99 at December 31, 2006, will be spent primarily in the current fiscal year.

NOTE 10: DEBT

Effective November 27, 2006, the Company amended its Euro 25,000 Credit Agreement, and effective June 29, 2006, the Company amended its senior credit facility, which consisted of a $355,900 term loan B and a $100,000 revolving credit line. Under the amendments, the lenders approved the elimination of the covenants relating to the Company’s senior secured debt leverage ratio (while maintaining the covenants relating to its total debt leverage ratio) and several minor technical changes in the agreement. The Company pursued these amendments to provide greater operating flexibility and to increase its borrowing capacity for potential acquisition opportunities.

The Company’s financing agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, paying dividends and certain other actions. The Company was in compliance with all such covenants at December 31, 2006. The Company’s debt is more fully described in Note 9 to the Consolidated Financial Statements included in the Company’s 2006 Annual Report on Form 10-K.

NOTE 11: RETIREMENT PLANS

The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans.

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Service cost	$62	$51	$790	$975
Interest cost	136	126	459	408
Expected return on plan assets	(150)	(143)	(367)	(250)
Recognized actuarial losses	39	—	33	—
Amortization and deferral	1	39	—	—

Net periodic benefit cost	$88	$73	$915	$1,133

	United States Plans		International Plans
	Nine fiscal months ended		Nine fiscal months ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Service cost	$165	$154	$2,315	$2,684
Interest cost	396	379	1,351	1,214
Expected return on plan assets	(449)	(431)	(1,074)	(730)
Recognized actuarial losses	112	—	97	—
Amortization and deferral	4	119	—	—

Net periodic benefit cost	$228	$221	$2,689	$3,168

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Nine fiscal months ended		Nine fiscal months ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Discount rate	6.0%	6.0%	4.0 - 5.0%	2.5 - 5.8%
Expected return on plan assets	8.0%	9.0%	8.0%	6.0 - 7.8%
Rate of compensation increase	N/A	N/A	2.0 - 3.0%	1.0 - 4.0%

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

2006 Equity Incentive Plan

On July 20, 2006, the Company’s stockholders approved the Company’s 2006 Equity Incentive Plan (the “2006 EIP”), which became effective on June 16, 2006. The 2006 EIP authorizes the grant of “non-qualified” stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to Company employees, directors and affiliates. A maximum of 2,600,000 shares of the Company’s common stock may be subject to awards under the 2006 EIP. The maximum number of shares of common stock that may be granted in connection with awards granted under the 2006 EIP to any participant during any calendar year may not exceed 300,000 shares. Vesting of awards granted under the 2006 EIP may be subject to the satisfaction of one or more performance goals established by the Compensation Committee of the Board of Directors. The 2006 EIP is described more fully in Exhibit 10.2 to this Quarterly Report on Form 10-Q, the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2006, and in Proposal 2 (Approval of EnerSys 2006 Equity Incentive Plan) on pages 10-13 of the Company’s 2006 Proxy Statement, as filed with the Securities and Exchange Commission on June 19, 2006.

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

The adoption of SFAS 123(R) had the effect of reducing operating earnings, earnings before income taxes, net earnings and basic and diluted earnings per share for the three and nine fiscal months ended December 31, 2006, and resulted in a change in net cash provided by operating activities and net cash provided by financing activities. The table that follows shows what these data would have been if we had not adopted SFAS 123(R) (in thousands, except per share data):

	Fiscal quarter ended December 31, 2006	Nine fiscal months ended December 31, 2006
Operating earnings, as reported	$21,186	$71,488
Effect of adopting SFAS 123(R) on operating earnings	254	952

Operating earnings	$21,440	$72,440

Earnings before income taxes, as reported	$13,145	$47,753
Effect of adopting SFAS 123(R) on earnings before income taxes	254	952

Earnings before income taxes	$13,399	$48,705

Net earnings, as reported	$10,979	$34,591
Effect of adopting SFAS 123(R) on net earnings	173	649

Net earnings	$11,152	$35,240

Net cash provided by operating activities, as reported	$27,933	$52,193
Effect of adopting SFAS 123(R) on net cash provided by operating activities	173	649

Net cash provided by operating activities	$28,106	$52,842

Net cash provided by financing activities, as reported	$407	$2,909
Effect of adopting SFAS 123(R) on net cash provided by financing activities	(173)	(649)

Net cash provided by financing activities	$234	$2,260

Net earnings per common share, as reported:
Basic	$0.24	$0.74

Diluted	$0.23	$0.73

Effect of adopting SFAS 123(R) on net earnings per common share:
Basic	$—	$0.02

Diluted	$—	$0.01

Net earnings per common share:
Basic	$0.24	$0.76

Diluted	$0.23	$0.74

Prior to the Company’s adoption of SFAS 123(R), the Company accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, the Company was not required to record compensation expense when stock options were granted to employees as long as the exercise price was not less than the fair market value of the stock at the grant date. Also, the Company was not required to record compensation expense when it issued common stock under the Employee Stock Purchase Plan as long as the purchase price was not less than 85% of the fair market value of the Company’s common stock on the grant date. In December 1995, the FASB issued SFAS 123, which allowed the Company to continue to follow the guidelines of APB 25, but required pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of SFAS 123. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB 123, which provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for equity-based employee compensation. The Company continued to account for equity-based compensation under the provisions of APB 25 using the intrinsic value method.

If the compensation cost for the Company’s equity-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, then the Company’s net earnings and net earnings per share for the fiscal quarter and nine fiscal months ended January 1, 2006, would have been as follows (in thousands, except per share data):

	Fiscal quarter ended January 1, 2006	Nine fiscal months ended January 1, 2006
Net earnings, as reported	$7,767	$19,046
Add: Equity-based compensation included in net earnings, as reported	—	—
Subtract: Equity-based compensation under SFAS 123	(270)	(496)

Pro forma net earnings	$7,497	$18,550

Reported net earnings per common share:
Basic	$0.17	$0.41

Diluted	$0.17	$0.41

Pro forma net earnings per common share:
Basic	$0.16	$0.40

Diluted	$0.16	$0.40

Stock Options

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the nine fiscal months ended December 31, 2006, is presented below:

	Number of Options	Weighed Average Remaining Contract Term (Years)	Weighed Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at March 31, 2006	6,786,068		$13.71	$639
Granted	44,729		14.45	—
Exercised	(862,337)		13.77	3,194
Canceled	(25,750)		12.19	98

Options outstanding at December 31, 2006	5,942,710	4.5	$13.70	$13,645

Options exercisable at December 31, 2006	5,523,752	4.1	$13.59	$13,325

Weighted average per-share fair value of options granted during the period	$7.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model are outlined in the following table:

Nine fiscal months ended December 31, 2006
Weighted-average exercise price	$13.77

Weighted-average grant date fair-value	$7.18

Assumptions:
Expected volatility	38.3%
Risk-free interest rate	5.1%
Dividend yield	0%
Expected life (in years)	7

The computation of the expected volatility is based on historical weekly stock prices. Expected life is based on annual historical employee exercise behavior of option grants with similar vesting periods and option expiration data. The risk-fee interest rate is based on the yield of zero-coupon U.S. Treasury securities. There are no dividends to be paid.

In the nine fiscal months ended December 31, 2006, the Company recognized equity-based compensation expense of $952 related to the vesting of stock options and the related tax benefit of $303. At December 31, 2006, the Company had 2,744,639 options and restricted stock available to be granted under its equity-based compensation plans. This total includes 2,600,000 shares available under the 2006 EIP which was approved by the stockholders on July 20, 2006.

Restricted Stock

Under the Company’s 2004 Equity Incentive Plan (the “Plan”), the Company approved the issue of 1,000,000 shares of common stock through stock options or restricted stock grants. Through March 31, 2006, the Company granted 263,282 shares of restricted stock at an aggregated fair market value on the dates of grant of $13.18 per share. This resulted in the recording of unearned stock grant compensation of $3,471 in the equity section of the March 31, 2006 Condensed Consolidated Balance Sheets. The Company granted 9,000 shares of restricted stock at an average fair market value on the dates of grant of $15.63 per share during the nine fiscal months of 2007. Compensation expense for these restricted shares will be charged to earnings over a four-year period.

In connection with the adoption of SFAS 123(R) on April 1, 2006, the unamortized balance of unearned stock grant compensation on that date was reclassified to additional paid-in capital. In the nine fiscal months ended December 31, 2006, the Company recognized equity-based compensation expense of $1,271 related to the vesting of restricted stock and the related tax benefit of $473.

A summary of the changes in restricted stock outstanding under the Company’s management equity compensation plan during the nine fiscal months ended December 31, 2006, is presented below:

	Number of Restricted Stock	Weighed Average Grant Date Fair Value
Non-vested shares at March 31, 2006	263,282	$13.18
Granted	9,000	15.63
Vested	—	—
Canceled	—	—

Non-vested shares at December 31, 2006	272,282	$13.26

On January 1, 2007, subsequent to the end of the third fiscal quarter of 2007, but prior to the issuance of this Form 10-Q, 67,065 restricted shares vested and 20,093 of such shares were surrendered to the Company to satisfy a portion of the applicable aggregate withholding tax required to be paid upon such vesting.

Employee Stock Purchase Plan

On July 26, 2004, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”). The Plan was amended by the Board of Directors on November 9, 2004. This ESPP is considered by the Company to be non-compensatory and no compensation expense is recorded when shares are issued under the ESPP.

NOTE 13: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share – diluted gives effect to all dilutive potential common shares that were outstanding during the period. At December 31, 2006, the Company had outstanding stock options and restricted stock which could potentially dilute basic earnings per share in the future. Weighted average common shares and common shares – diluted were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Weighted average shares of common stock outstanding	46,597,387	46,249,384	46,469,119	46,210,187
Assumed exercise of stock options, net of shares assumed reacquired	1,102,581	699,668	1,069,139	527,834

Weighted average common shares—diluted	47,699,968	46,949,052	47,538,258	46,738,021

Antidilutive options and non-vested restricted stock not included in weighted average common shares	1,078,882	2,768,551	1,611,830	2,786,738

On January 1, 2007, subsequent to the end of the third fiscal quarter of 2007, but prior to the issuance of this Form 10-Q, 67,065 restricted shares vested and 20,093 of such shares were surrendered to the Company to satisfy a portion of the applicable aggregate withholding tax required to be paid upon such vesting.

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

Motive power batteries are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Consolidated
Three fiscal months ended December 31, 2006:
Net sales	$157,005	$220,876	$377,881
Operating earnings	$7,413	$13,773	$21,186

Three fiscal months ended January 1, 2006:
Net sales	$140,764	$181,029	$321,793
Operating earnings	$5,848	$11,271	$17,119

	Reserve Power	Motive Power	Consolidated
Nine fiscal months ended December 31, 2006:
Net sales	$474,251	$616,588	$1,090,839
Operating earnings	$30,069	$41,419	$71,488

Nine fiscal months ended January 1, 2006:
Net sales	$417,014	$513,053	$930,067
Operating earnings	$21,942	$22,700	$44,642

NOTE 15: SECONDARY OFFERING OF 6,000,000 COMMON SHARES

On December 7, 2006, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 6,000,000 shares of the Company’s common stock to Lehman Brothers Inc. The offering closed on December 12, 2006. The Company did not issue any shares or receive any proceeds in the offering.

NOTE 16: SUBSEQUENT EVENT

Effective January 1, 2007, the Company acquired the lead-acid battery business of Leclanché SA based in Yverdon-les-Bains, Switzerland. The total purchase price for this transaction was approximately $800 and was financed using existing EnerSys credit facilities. The Company assumed the customers and existing contracts of the Leclanché lead-acid battery business along with certain sales and service employees in order to maintain relationships with current customers. The acquisition provides the Company greater access to the Swiss market.

On January 9, 2007 the Company announced that it reached an agreement to acquire a majority interest in Energia AD, a producer of industrial batteries, located in Targovishte, Bulgaria. The total purchase price for this transaction is expected to be approximately Euro 13 million (approximately $17 million) including transaction costs and adjustments and will be financed using EnerSys’ existing and new European credit facilities. The acquisition provides the Company with an additional low cost manufacturing platform with substantial expansion potential and increases the Company’s market presence in the rapidly growing Eastern European and Russian markets. Completion of the transaction is subject to the satisfaction of customary closing conditions, including the receipt of government consents. The transaction is expected to close in April 2007.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw material in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in electrical and electronic equipment;

•	risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the global battery markets;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	unanticipated litigation and regulatory proceedings to which we might be subject,

•	changes in our market share in the business segments and regions where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	unanticipated quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

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

•

terrorist acts or acts of war, whether in the United States or abroad, could cause damage or disruption to our operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability.

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

•

Motive power batteries are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

We evaluate business segment performance based primarily upon operating earnings. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) for the respective business segment or reporting location, to derive a primary working capital percentage. Although we monitor the three elements of primary working capital (receivables, inventory and payables), our focus is on the primary working capital total amount and percentage due to the significant impact that primary working capital has on our cash flow and, as a result, our level of debt. Lastly, on a consolidated basis, we review short- and long-term debt levels, on a daily basis, and monitor corresponding leverage ratios.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing and assembly locations throughout the world. Nearly 60% of our net sales for the nine fiscal months of 2007 and 2006 were generated outside of North America. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year.

Our financial results are affected by the following factors, among others:

•	general cyclical patterns of the industries in which our customers operate;

•	changes in our market share in the business segments and regions where we operate;

•	changes in our selling prices and, in periods when our product costs increase, our ability to raise our selling prices to pass such cost increases through to our customers;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	the extent to which we can control our fixed and variable costs, including those for our raw materials, manufacturing, distribution and operating activities;

•	changes in our level of debt and changes in the variable interest rates under our credit facilities; and

•	the size and number of acquisitions and our ability to achieve their intended benefits.

We have been subjected to continual and significant pricing pressures over the past several years. We anticipate heightened competitive pricing pressure as Chinese and other foreign producers, able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control our costs and increase our pricing.

Over the last three fiscal years, the costs of our raw materials (of which lead is our primary material) have risen significantly. We estimate that our average cost of lead per pound (excluding premiums), as it affects our operating results, has risen from approximately $0.23 in fiscal 2004 to $0.41 in fiscal 2006, and has risen from $0.40 in the nine fiscal months of 2006 to $0.52 in the nine fiscal months of 2007. Our estimated incremental lead cost, due to increased price, in the nine fiscal months of 2007 over in the nine fiscal months of 2006 was approximately $42 million. We estimate that our average cost of lead per pound (excluding premiums), as it affects our operating results, will rise by 20% on a sequential, quarterly basis to approximately $0.67 per pound in the fourth fiscal quarter of 2007. This will increase our estimated lead cost by approximately $15 million. Because the cost of purchased lead is not reflected in our cost of goods sold until two to three months after purchase, we compare our actual cost to London Metal Exchange (“LME”) prices that are in effect two to three months prior to the income statement period being shown. On this basis, average LME prices per period were approximately $0.44 and $0.54 in fiscal 2006, and the nine fiscal months of 2007, respectively.

Our selling price increases approximated 2% of net sales for both fiscal 2005 and fiscal 2006 and approximated 4% of net sales for both the third fiscal quarter and nine fiscal months of 2007. We announced additional price increases in both November 2006 and January 2007; however, these pricing actions will not be fully realized until after the fourth fiscal quarter of 2007. Our business strategy in this environment of high commodity costs is to improve profitability by cost savings and pricing actions, as well as to tightly control operating cash flow and capital spending.

RESULTS OF OPERATIONS

NET SALES

Current quarter by segment

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$157.0	41.5%	$140.8	43.8%	$16.2	11.5%
Motive Power	220.9	58.5	181.0	56.2	39.9	22.0

Total	$377.9	100.0%	$321.8	100.0%	$56.1	17.4%

Year to date by segment

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$474.2	43.5%	$417.0	44.8%	$57.2	13.7%
Motive Power	616.6	56.5	513.1	55.2	103.5	20.2

Total	$1,090.8	100.0%	$930.1	100.0%	$160.7	17.3%

Current quarter by region

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$154.8	41.0%	$135.4	42.1%	$19.4	14.3%
Europe (1)	200.3	53.0	167.2	52.0	33.1	19.7
Asia	22.8	6.0	19.2	5.9	3.6	19.3

Total	$377.9	100.0%	$321.8	100.0%	$56.1	17.4%

Year to date by region

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$454.1	41.6%	$388.2	41.8%	$65.9	17.0%
Europe (1)	569.6	52.2	489.5	52.6	80.1	16.4
Asia	67.1	6.2	52.4	5.6	14.7	28.1

Total	$1,090.8	100.0%	$930.1	100.0%	$160.7	17.3%

(1)	Includes Europe, Middle East and Africa

Net sales increased $56.1 million or 17.4% in the third fiscal quarter of 2007 and increased $160.7 million or 17.3% in the nine fiscal months of 2007 over the comparable periods in fiscal 2006. This growth resulted primarily from four main factors: currency fluctuations, acquisitions, pricing and organic growth.

Stronger foreign currencies, primarily the euro compared to the U.S. dollar, resulted in an increase in net sales of approximately $19 million or 6.0% in the third fiscal quarter of 2007 and $35 million or 3.7% in the nine fiscal months of 2007, over the comparable periods in fiscal 2006. The euro exchange rate to the U.S. dollar averaged 1.30 ($/ €) in the third fiscal quarter of 2007 and 1.28 ($/ €) in the nine fiscal months of 2007, compared to 1.19 ($/ €) in the third fiscal quarter of 2006 and 1.22 ($/ €) in the nine fiscal months of 2006.

Acquisitions of FIAMM in June 2005, GAZ in October 2005, EAS in May 2006 and CFT in August 2006 contributed approximately $26 million and $66 million, respectively, to net sales in the third fiscal quarter and nine fiscal months of 2007, compared to approximately $20 million and $43 million, respectively, in the third fiscal quarter and nine fiscal months of 2006.

Price increases were implemented to pass on the increased cost associated with lead and other key materials used in the manufacturing of our products. Price increases resulted in an increase in net sales by approximately $14 million or 4 % in the third fiscal quarter of 2007 and $37 million or 4% in the nine fiscal months of 2007, over the comparable periods in fiscal 2006.

Organic growth (increased net sales excluding the impact of currency, pricing and sales resulting from acquisitions), which had the largest impact on sales growth, contributed approximately $20 million or 6% and $70 million or 7%, respectively, to net sales in the third fiscal quarter and nine fiscal months of 2007. We believe our organic growth resulted from a combination of increased market share and overall market growth.

Segment Analysis

The growth experienced in our Motive Power segment in fiscal 2006 continued into the third fiscal quarter and nine fiscal months of 2007, with sales increasing 22.0% and 20.2%, respectively, compared to the third fiscal quarter and nine fiscal months of 2006. Motive Power segment sales achieved solid growth due, we believe, to an increase in overall market growth and our global market share. Also included in motive power segment sales were sales of FIAMM, S.p.A (“FIAMM”) (acquired in June 2005) of approximately $21 million and $55 million, respectively, in the third fiscal quarter and nine fiscal months of 2007, compared to approximately $18 million and $41 million, respectively, in the comparable periods in the prior year. Our Motive Power segment continues to realize a higher selling price recovery than our Reserve Power segment.

Our Reserve Power segment also achieved a strong improvement in sales of 11.5% and 13.7%, respectively, in the third fiscal quarter and nine fiscal months of 2007, compared to the comparable periods in fiscal 2006, attributed primarily to currency translation, pricing and organic growth. Reserve Power segment sales include sales from GAZ acquired in October 2005, EAS acquired in May 2006 and CFT acquired in August 2006 of approximately $5 million and $11 million, respectively, in the third fiscal quarter and nine fiscal months of 2007, compared to approximately $2 million in the third fiscal quarter and nine fiscal months 2006. Pricing recovery actions remain a primary focus of our company.

Geographic Region Analysis

Our three regions; Americas, Europe and Asia, all achieved solid growth in the third fiscal quarter and nine fiscal months of 2007, compared to the comparable periods of 2006, due primarily, we believe, to continued strength in all our end markets, favorable macro-economic conditions and an increase in our global market share.

GROSS PROFIT

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$76.9	20.4%	$69.6	21.6%	$7.3	10.5%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$231.7	21.2%	$200.3	21.5%	$31.4	15.7%

Excluding the effect of foreign currency translation, gross profit increased 6.6 % or $4.6 million in the third fiscal quarter of 2007 when compared to the comparable period of 2006 and increased 12.9% or $25.9 million in the nine fiscal months of 2007 when compared to the comparable period of 2006. Gross profit percentage of net sales decreased 120 basis points in the third fiscal quarter of 2007 and decreased 30 basis points in the nine fiscal months of 2007, in comparison to the comparable periods in fiscal 2006. The decrease in the gross profit percentage is primarily attributed to higher commodity costs, primarily from lead, partially offset by pricing recovery actions and our cost savings initiatives. We estimate that the cost of lead, our most significant raw material, increased our costs by approximately $18 million in the third fiscal quarter of 2007 and by approximately $42 million, in the nine fiscal months of 2007, over the comparable periods of 2006.

Efforts to pass through higher commodity costs via sales price increases continue to be made in all regions. As described previously, competitive conditions remain challenging in our industry. We estimated that selling price increases of approximately 2% were realized in fiscal 2006 (which represents roughly one-half of the commodity cost increases experienced during fiscal 2006), and 4% in the nine fiscal months of 2007 (which represents roughly two-thirds of the commodity cost increases experienced during the period). Our sales initiatives continue to emphasize pricing recovery for our products and we expect to realize additional price recovery in the fourth fiscal quarter of 2007 from pricing actions announced over the past quarters. Additionally, we remain highly focused on our long-standing cost reduction programs to help mitigate the rising cost of raw materials. These programs continue to be highly effective in reducing our costs and, accordingly, have had a significant impact in improving our operating results.

OPERATING EXPENSES

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$55.7	14.7%	$49.9	15.5%	$5.8	11.6%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$164.0	15.0%	$147.1	15.8%	$16.9	11.5%

Operating expenses, excluding the effect of foreign currency translation, increased 4.8% or $2.4 million in the third fiscal quarter of 2007 and increased 7.3% or $10.9 million in the nine fiscal months of 2007, when compared to the comparable periods of 2006, due primarily to the inclusion of operating expenses from our new acquisitions and higher selling activities. Operating expenses as a percentage of net sales decreased 80 basis points in the third fiscal quarter of 2007 and nine fiscal months of 2007, when compared to the comparable periods of 2006.

Also included in the nine fiscal months of 2007 operating expenses is a reduction of approximately $1 million in public company expenses, primarily attributable to lower Sarbanes-Oxley compliance costs. In addition, we continue to focus on expense saving initiatives and to further leveraging the fixed components of our operating expenses.

Selling expenses, our main component of operating expenses, were 60.6% and 61.0% of total operating expenses in the third fiscal quarter and the nine fiscal months of 2007, respectively, compared to 65.4% and 64.9%, respectively of total operating expenses in the third fiscal quarter and the nine fiscal months of 2006. The lower percentages of selling expenses to operating expenses are due to lower mix of commissionable sales and higher sales volume on fixed components of selling expenses, coupled with cost savings initiatives.

RESTRUCTURING CHARGES

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Restructuring Charges	$—	—%	$2.6	0.8%	$(2.6)	(100.0)%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Restructuring Charges	$—	—%	$8.6	0.9%	$(8.6)	(100.0)%

During the third quarter and nine months of fiscal 2006, the Company incurred restructuring and other charges of $2.6 million and $8.6 million, respectively, primarily for severance costs related to staff reductions, other restructuring activities in Europe, and the non-cash write-offs of fixed assets based on impairment testing as discussed in Note 9.

LITIGATION SETTLEMENT INCOME

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Litigation settlement income	$(3.8)	(0.3)%	$—	—%	$(3.8)	(100.0)%

In the first and second fiscal quarters of 2007, we recorded litigation settlement income of $2.8 million and $1.0 million, respectively, net of fees and expenses, from the settlement of two separate legal matters. The amounts of the settlements have been recorded as increases in operating earnings in the first and second fiscal quarters of 2007, respectively, as the costs related to these matters were previously recorded as an element of operating earnings.

OPERATING EARNINGS

Current quarter by segment

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$7.4	4.7%	$5.9	4.2%	$1.5	26.0%
Motive Power	13.8	6.2	11.2	6.3	2.6	22.0

Total	$21.2	5.6%	$17.1	5.3%	$4.1	23.8%

Year to date by segment

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$30.1	6.3%	$21.9	5.3%	$8.2	36.6%
Motive Power	41.4	6.7	22.7	4.4	18.7	82.1

Total	$71.5	6.6%	$44.6	4.8%	$26.9	60.1%

Current quarter by region

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$13.8	8.9%	$10.4	7.7%	$3.4	31.9%
Europe (1)	6.1	3.0	5.1	3.1	1.0	20.0
Asia	1.3	5.7	1.6	8.3	(0.3)	(20.5)

Total	$21.2	5.6%	$17.1	5.3%	$4.1	23.8%

Year to date by region

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Americas	$42.2	9.3%	$27.6	7.1%	$14.6	52.5%
Europe (1)	25.8	4.5	16.4	3.4	9.4	56.9
Asia	3.5	5.2	0.6	1.1	2.9	471.4

Total	$71.5	6.6%	$44.6	4.8%	$26.9	60.1%

(1)	Includes Europe, Middle East and Africa

Operating earnings, excluding the effect of foreign currency translation, increased 22.3 % or $3.8 million in the third fiscal quarter of 2007 and increased 57.5% or $25.7 million in the nine fiscal months of 2007, when compared to the comparable periods of 2006. Operating earnings as a percentage of net sales increased 30 basis points in the third fiscal quarter of 2007 and increased 180 basis points in the nine fiscal months of 2007, when compared to the comparable periods of 2006. As previously discussed, our operating earnings were significantly affected by higher raw material costs, however, we achieved earnings growth through sales volume increases, selling price increases, continued cost savings programs, and lower operating expenses. Also contributing to the improvement in operating earnings were $3.8 million of favorable, litigation settlement income related to our Americas business in the first nine fiscal months of 2007 and restructuring charges relating to our European businesses of $2.6 million and $8.6 million, respectively, recorded in the third fiscal quarter and nine fiscal months of 2006.

INTEREST EXPENSE

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$7.1	1.9%	$6.4	2.0%	$0.7	12.0%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$21.2	1.9%	$18.5	2.0%	$2.7	14.6%

Interest expense of $7.1 million in the third fiscal quarter of 2007 (net of interest income of $0.1 million) was $ 0.7 million higher than the $6.4 million in the third fiscal quarter of 2006. Interest expense of $21.2 million in the nine fiscal months of 2007 (net of interest income of $0.1 million) was $2.7 million higher than the $18.5 million in the nine fiscal months of 2006. Our average debt outstanding was $392.3 million and $405.9 million, respectively, in the third fiscal quarter and nine fiscal months of 2007, compared to $414.3 million and $411.1 million, respectively, in the third fiscal quarter and nine fiscal months of 2006. Our average interest rates incurred in the third fiscal quarter and nine fiscal months of 2007 were 6.6% and 6.5%, respectively, compared to 5.8% in the third fiscal quarter and 5.6% in the nine fiscal months of 2006. Included in the third fiscal quarter and nine fiscal months of 2007 interest expense are non-cash charges of $0.2 million and $0.6 million for deferred financing fees, compared to non-cash charges of $0.4 million and $1.1 million, respectively, for deferred financing fees in the third fiscal quarter and nine fiscal months of 2006. The increases in interest expense in the third fiscal quarter and nine fiscal months of 2007 compared to the comparable periods in fiscal 2006 are attributed primarily to higher interest rates on variable rate borrowings.

OTHER EXPENSE (INCOME), NET

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions
Other expense (income), net	$0.9	0.2%	$(0.2)	(0.1)%	$1.1

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions
Other expense (income), net	$2.6	0.2%	$(1.8)	(0.2)%	$4.4

Other expense was $0.9 million in the third fiscal quarter of 2007 compared to other income of $0.2 million in the comparable period of fiscal 2006. This $1.1 million unfavorable change is primarily attributed to a $0.4 million change in non-operating foreign currency net transaction losses and $0.3 million in legal and professional fees associated with a secondary stock offering in the third fiscal quarter of 2007, as compared to the comparable period in fiscal 2006. Other expense of $2.6 million was recorded in the nine fiscal months of 2007 compared to other income of $1.8 million in the comparable period of fiscal 2006. The $2.6 million expense in the nine fiscal months of 2007 is primarily attributed to $1.0 million in legal and professional fees associated with the filing of a shelf registration statement and secondary stock offering and an abandoned acquisition, and $1.6 million of non-operating foreign currency net transaction losses, as compared to a $1.8 million gain, primarily non-operating foreign currency net transaction gains in the comparable period of fiscal 2006.

EARNINGS BEFORE INCOME TAXES

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$13.1	3.5%	$11.0	3.4%	$2.1	19.9%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$47.8	4.4%	$28.0	3.0%	$19.8	70.7%

As a result of the above, earnings before income taxes increased $2.1 million or 19.9% in the third fiscal quarter of 2007 and increased $19.8 million or 70.7% in the nine fiscal months of 2007 compared to the comparable period of fiscal 2006. Earnings before income taxes as a percentage of sales increased to 3.5% and 4.4% in the third fiscal quarter and nine fiscal months of 2007, respectively, in comparison to 3.4% and 3.0% in the third fiscal quarter and nine fiscal months of 2006, respectively.

INCOME TAX EXPENSE

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$2.2	0.6%	$3.2	1.0%	$(1.0)	(32.2)%

Effective tax rate	16.5%		29.1%		(12.6)%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$13.2	1.2%	$8.9	1.0%	$4.3	48.3%

Effective tax rate	27.6%		31.9%		(4.3)%

The effective tax rate was 16.5% and 27.6%, respectively, in the third fiscal quarter and the nine fiscal months of 2007, compared to 29.1% and 31.9%, respectively, in the third fiscal quarter and nine fiscal months of fiscal 2006. These rate reductions are primarily due to a non-recurring tax benefit of approximately $2 million in the third fiscal quarter of 2007, attributable to the favorable resolution of a prior year tax matter related to the Energy Storage Group (“ESG”) of Invensys plc, which the Company acquired in 2002. In fiscal 2007, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions have had a minimal effect on our effective tax rate.

NET EARNINGS

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$11.0	2.9%	$7.8	2.4%	$3.2	41.4%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended January 1, 2006		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$34.6	3.2%	$19.0	2.0%	$15.6	81.6%

As a result of the above, net earnings in the third fiscal quarter of 2007 were $11.0 million (2.9% of net sales), or an increase of 41.4% over the third fiscal quarter of 2006. Net earnings for the nine fiscal months of 2007 were $34.6 million (3.2% of net sales), or an increase of 81.6% over the nine fiscal months of 2006.

Net earnings per common share in the third fiscal quarter of 2007 were $0.24 per basic share and $0.23 per diluted share compared to $0.17 per basic and diluted share in the third fiscal quarter of 2006. Net earnings per common share in the nine fiscal months of 2007 were $0.74 per basic and $0.73 per diluted share compared to $0.41 per basic and diluted share in the nine fiscal months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $52.2 million for the nine fiscal months of 2007, compared to $24.7 million in the comparable period in fiscal 2006. This favorable change of $27.5 million was primarily due to increased earnings before depreciation, amortization, special charges and non-cash stock-based compensation of $12.2 million and a $20.6 million improvement in the change in accrued expenses, partially offset by a $5.8 million or 1.8 percentage point unfavorable change in primary working capital.

Primary working capital (as defined in the overview section) was $381.1 million (yielding a primary working capital percentage of 25.2%) at December 31, 2006, and $330.4 million (yielding a primary working capital percentage ratio of 23.4%) at March 31, 2006. The 1.8 percentage point increase in our primary working capital percentage compared to the same period in fiscal 2006, resulted primarily from a $19.7 million increase in inventory required to support growth and improve our ability to meet customer requirements. A portion of the increase is temporary as we shift production of certain products among manufacturing locations. The $20.6 million improvement in the accrued expense change compared to prior year was due primarily to higher income and other tax accruals and lower restructuring spending.

Investing activities for the nine fiscal months of 2007 used cash of $33.7 million and included $27.5 million of capital expenditures and $6.4 million for our acquisitions. Investing activities for the nine fiscal months of 2006 used cash of $66.9 million and included $29.6 million of capital expenditures and acquisitions of $38.1 million.

Financing activities provided cash of $2.9 million in the nine fiscal months of 2007, primarily the proceeds from the exercise of stock options. For the nine fiscal months of 2006, financing activities provided cash of $32.3 million, primarily the proceeds from the new debt financing of €25.0 million (approximately $29.9 million) related to the June 2005 FIAMM acquisition.

Effective November 27, 2006, we amended our Euro 25 million Credit Agreement, and effective June 29, 2006, we amended our senior credit facility, which consists of a $355.9 million term loan B and a $100.0 million revolving credit line. Under the amendment, the lenders approved the elimination of the covenants relating to our senior secured debt leverage ratio (while maintaining the covenants relating to our total debt leverage ratio) and several minor technical changes in the agreement. This amendment will provide greater operating flexibility and increase our borrowing capacity for potential acquisition opportunities.

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

Market Risks

EnerSys’ cash flows and earnings are subject to fluctuations resulting from changes in interest rates, raw material costs and foreign currency exchange rates. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. EnerSys’ policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

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

A 100 basis point increase in interest rates would increase interest expense by approximately $2 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
December 31, 2006	$36.4	53.3	$0.68	12%
March 31, 2006	17.4	32.8	0.53	7%
January 1, 2006	8.6	21.9	0.39	6%

(1)	Based on an approximate annual lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead over our estimated cost in fiscal 2007 would increase our annual total cost of goods sold by approximately $30 million or 3%.

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

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of December 31, 2006, and March 31, 2006, we had entered into a total of $39.4 million and $34.3 million, respectively, as follows:

	December 31, 2006		March 31, 2006
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	$US Equivalent (in millions)	Average Rate Hedged
Sell euros for U.S. dollars	$25.7	1.28	$20.6	1.22
Sell UK pounds sterling for U.S. dollars	4.6	1.87	5.9	1.76
Buy Polish zloty for euros	6.6	3.88	3.0	4.14
Sell Canadian dollars for U.S. dollars	2.5	1.11	4.8	1.18

Total	$39.4		$34.3

Foreign exchange translation adjustments are recorded on the Condensed Consolidated Statements of Comprehensive Income.

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

Other Litigation

In the first fiscal quarter of 2007, we settled a litigation matter. As a result of this settlement, we recorded litigation settlement income, net of related legal fees and expenses, of $2.8 million. Additionally, in the second fiscal quarter of 2007, we settled a legal dispute. As a result of this settlement, we recorded litigation settlement income, net of related legal fees and expenses, of $1.0 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the number of common shares we purchased from participants in our equity incentive plans. As provided by such plans, vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the Plan to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
Month 1 October 1 – October 29, 2006	467,117	$18.21	—	—
Month 2 October 30 – November 26, 2006	52,023	$17.38	—	—
Month 3 November 27– December 31, 2006	—	—	—	—
Total	519,140	$18.13	—	—

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement, dated December 7, 2006, between EnerSys, Lehman Brothers Inc. and certain selling stockholders named therein (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated December 7, 2006).

10.1	Amendment, dated January 10, 2007, to the Euro 25,000,000 Credit Facility, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated January 16, 2007).

10.2	EnerSys’ Amended and Restated 2006 Equity Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: February 7, 2007

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement, dated December 7, 2006, between EnerSys, Lehman Brothers Inc. and certain selling stockholders named therein (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated December 7, 2006).

10.1	Amendment, dated January 10, 2007, to the Euro 25,000,000 Credit Facility, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated January 16, 2007).

10.2	EnerSys’ Amended and Restated 2006 Equity Incentive Plan (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).