Form 10-K
period 2007-03-31
EnerSys
filed 2007-06-13
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-32253

ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State of Incorporation or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2366 Bernville Road

Reading, Pennsylvania 19605

(Address of principal executive offices)

Registrant’s telephone number, including area code: 610-208-1991

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 per value	New York Stock Exchange

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

Aggregate market value of the voting and non-voting common stock held by nonaffiliates at October 1, 2006: $212,691,058 (based upon its closing transaction price on the New York Stock Exchange on September 29, 2006).

Common stock outstanding at June 8, 2007:                         Common Stock 47,122,996 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 19, 2007 are incorporated by reference in Part III of this Annual Report.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw material in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in electrical and electronic equipment;

•	risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	unanticipated litigation and regulatory proceedings to which we might be subject;

•	changes in our market share in the business segments and regions where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	unanticipated quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

•

our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	adverse changes in our short- and long-term debt levels under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain good relations with labor unions;

•	credit risk associated with our customers, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure; and

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

EnerSys

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2007

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

Reserve power products also are known as network, standby or stationary power batteries and are used primarily for backup power applications to ensure continuous power supply in case of main (primary) power failure or outage. Reserve power batteries are used primarily to supply standby direct current (“DC”) operating power for:

•	telecommunications systems, such as wireless, wireline and internet access systems, central and local switching systems, satellite stations and radio transmission stations;

•	uninterruptible power systems (“UPS”) applications for computer and computer-controlled systems, including process control systems;

•	specialty power applications, including security systems, and for premium starting, lighting and ignition applications;

•	switchgear and electrical control systems used in electric utilities and energy pipelines; and

•	commercial and military aircraft, submarines and tactical military vehicles.

Motive power products are used to provide power for electric material handling and material handling equipment, primarily electric industrial forklift trucks. They compete primarily with propane- and diesel-powered internal combustion engines used principally in the following applications:

•	electric industrial forklift trucks in distribution and manufacturing facilities;

•	mining equipment, including scoops, coal haulers, shield haulers, underground forklifts, shuttle cars and locomotives, and

•	railroad equipment, including diesel locomotive starting, rail car lighting and rail signaling equipment.

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

Today, our reserve power batteries are marketed and sold principally under the PowerSafe, DataSafe, Hawker, Genesis, Odyssey, Varta and Cyclon brands. Our motive power batteries are marketed and sold principally under the Hawker, EnerSys- Ironclad, General Battery, Fiamm Motive Power, Uranio, Oldham and Express brands. We also manufacture and sell related direct current—DC—power products including chargers, electronic power equipment and a wide variety of battery accessories. Our battery products span a broad range of sizes, configurations and electrical capacities, enabling us to meet a wide variety of customer applications.

In August 2004, EnerSys completed an initial public offering (the “IPO”). The Company’s Registration Statement (SEC File No. 333-115553) for its IPO was declared effective by the Securities and Exchange Commission on July 26, 2004. The Company’s common stock commenced trading on the New York Stock Exchange on July 30, 2004, under the trading symbol “ENS.”

We have expanded our product offerings and services globally through internal growth and acquisitions. During fiscal 2007 we made the following acquisitions:

In May 2006, the Company purchased the assets of Alliant Techsystems’ (NYSE:ATK) lithium primary battery business, located at its Power Sources Center in Horsham, PA, now known as EnerSys Advanced Systems Inc. (“EAS”). EAS produces lithium power sources, primarily for aerospace and defense applications. As part of the transaction, ATK has signed a 5-year supply agreement for all of its requirements for products produced at EAS.

In August 2006, the Company acquired the assets, including manufacturing facilities, of Chaozhou Xuntong Power Source Company Limited (“CFT”), located in Chaoan, China, which manufactures valve-regulated, lead-acid batteries. This acquisition provides the Company with additional capacity needed to meet the growing customer demand for reserve power batteries.

In January 2007, the Company acquired the lead-acid battery business of Leclanché SA based in Yverdon-les-Bains, Switzerland. The Company assumed the customers and existing contracts of the Leclanché lead-acid battery business along with certain sales and service employees in order to maintain relationships with current customers. The acquisition provides the Company greater access to the Swiss market.

Recent Developments

On May 18, 2007, the Company completed the previously announced acquisition of a 97% interest in Energia AD, a producer of industrial batteries, located in Targovishte, Bulgaria. The total purchase price for this transaction was approximately euro 13 million (approximately $17 million) including all transactions costs and adjustments. The acquisition was financed using cash and existing EnerSys credit facilities. The acquisition provides the Company with an additional low cost manufacturing platform with substantial expansion potential and increases the Company’s market presence in the rapidly growing Eastern European and Russian markets.

On May 23, 2007, the Company announced its commitment to the principal features of a plan to restructure certain of its European production and commercial operations. In part, the restructuring will facilitate the integration of Energia AD into the Company’s worldwide operations. The restructuring is designed to improve operational efficiencies and eliminate redundant costs primarily attributable to the Energia transaction. Restructuring actions will commence upon the completion of the requisite consultations, and the Company expects to substantially complete these actions by the end of the fiscal 2008. As a result of the restructuring, the Company expects to incur cash expenses of approximately $12 million, primarily for employee severance-related payments, and non-cash expenses of approximately $5 million, primarily for fixed asset write-offs.

Fiscal Year Reporting

In this Report, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2007”, which refers to our fiscal year ended March 31, 2007. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in fiscal 2007 ended on July 2, 2006, October 1, 2006, December 31, 2006, and March 31, 2007, respectively. The four fiscal quarters in fiscal 2006 ended on July 3, 2005, October 2, 2005, January 1, 2006, and March 31, 2006, respectively. Financial information about segments and geographic areas is incorporated by reference from Note 24 of the notes to the Consolidated Financial Statements in this Form 10-K.

Our Customers

We serve over 10,000 customers in over 100 countries, on a direct basis or through our distributors. We are not overly dependent on any particular end market or geographic region. No single customer accounts for more than 6% of our revenues.

Reserve Power

Our reserve power customers consist of regional customers as well as global customers. These customers are in diverse markets ranging from telecom to UPS, electric utilities, security systems, emergency lighting and premium starting, lighting and ignition applications. In addition, we sell our aerospace and defense products to numerous countries, including the governments of the U.S., Germany and the U.K. and to major defense and aviation original equipment manufacturers (“OEMs”).

Motive Power

Our motive power customers include a large, diversified customer base. These customers include materials handling equipment dealers, OEMs and end users of such equipment. End users include manufacturers, distributors, warehouse operators, retailers, airports, mine operators and railroads.

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

Manufacturing and Raw Materials

We manufacture and assemble reserve power and motive power batteries and related products at manufacturing facilities located in the Americas, Europe and Asia. We believe that our global approach to manufacturing has significantly helped us increase our market share during the past several years. With a view toward projected demand, we strive to optimize and balance capacity at our battery manufacturing facilities located throughout the world, while simultaneously minimizing our product cost. By taking a global view of our manufacturing requirements and capacity, we are better able to anticipate potential capacity bottlenecks and equipment and capital funding needs.

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

We own or possess exclusive and non-exclusive licenses and other rights to use a number of trademarks in various jurisdictions. We have obtained registrations for many of these trademarks in the United States and other jurisdictions. Our various trademark registrations currently have a duration of approximately one to 10 years, varying by mark and jurisdiction of registration and may be renewable. We endeavor to keep all of our material registrations current. We believe that many such rights and licenses are important to our business by helping to develop strong brand-name recognition in the marketplace. Some of the significant (registered and unregistered) trademarks that we use include: Armasafe+, Chloride, Cobra, Cyclon, DataSafe, Deserthog, Energy Plus, Envirolink, ESB, Espace, EnerSys Ironclad, Express, FIAMM Motive Power, GBC, Genesis, Genesis NP,

Genesis Pure Lead, Hawker, HUP, Hybernator, LifeGuard, LifePlus, Life Speed, Loadhog, Oasis, Odyssey, Uranio, Oldham, Perfect, PowerGuard, PowerLease, Powerline, PowerPlus, PowerSafe, Smarthog, Superhog, Supersafe, Titan PowerTech, Varta, Waterless and Workhog.

Seasonality

Our business generally does not experience significant monthly or quarterly fluctuations in net sales as a result of weather or other trends that can be directly linked to seasonality patterns. However, our second fiscal quarter normally experiences moderate reductions in net sales as compared to our first fiscal quarter for that year, due to summer manufacturing shutdowns of our customers and holidays primarily in the United States and Western Europe. In fiscal 2006, our second quarter was slightly higher than the first quarter. Our fourth fiscal quarter normally experiences the highest sales of any fiscal quarter within a given year, as was the case in fiscal years 2005, 2006 and 2007. Many reserve power telecommunications customers tend to perform extensive service and engage in higher battery replacement and maintenance activities in the first calendar quarter of a year, which is our fourth fiscal quarter. In addition, many of our largest industrial customers are on a calendar fiscal year basis and many tend to purchase their durable goods more heavily in that quarter than any other within the calendar year.

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

Employees

At March 31, 2007, we had approximately 7,800 employees. Of these employees, approximately 3,200, almost all of whom work in our European facilities, were covered by collective bargaining agreements. The average term of these agreements is one to two years, with the longest term being three and one-half years. These agreements expire over the period from calendar years 2007 to 2009.

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

Manchester, England

We currently have identified three potentially significant environmental issues resulting from historical operations at our Manchester, England battery facility: lead slag piles that may pose a health risk are located in the vicinity of a public footpath on the property; the potential restoration of the Manchester, Bolton and Bury Canal by British Waterways may lead to sampling and/or remediation obligations with respect to the canal and surrounding areas located on our property; and there may be multiple and as yet unidentified areas of soil and groundwater contamination at the facility. We believe we have a right to be indemnified by the previous owner for these potential environmental liabilities in excess of amounts accrued and submitted a notice of claim to the previous owner in May 2003 regarding these issues. No government or third-party lawsuits, regulatory actions or orders have been filed with respect to this site to date, and all our actions at this site to date are voluntary. We originally established a reserve for this facility at £3.5 million, and as of March 31, 2007 it amounted to approximately $6.6 million. This reserve was set up under purchase accounting. Based on the information available at this time, we believe this reserve is sufficient to satisfy these environmental liabilities.

Sumter, South Carolina

We currently are responsible for certain environmental obligations at the former Yuasa battery facility in Sumter, South Carolina. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. Remediation issues related to lead contamination in the soil were addressed pursuant to a 1998 Consent Order with the State of South Carolina, and we believe this matter to be closed. We are subject to ongoing storm water inspection requirements under a 2000 Consent Order based on suspected lead contamination. We also are in periodic discussions with the State of South Carolina regarding alleged trichloroethylene (TCE) and other volatile organic compound (VOC) contamination in the groundwater that predates our ownership of this facility. There may be other unidentified contaminants in the soil or groundwater that also predate our ownership of this facility. We believe we are insured against losses arising out of the alleged VOC contamination pursuant to our environmental insurance policy for U.S. facilities and filed a notice of claim with our insurance carrier in October 2002 regarding this contamination. We also believe we will be indemnified by the former owner of the facility for environmental liabilities at this facility in excess of amounts accrued and submitted a notice of claim to them in 2002 regarding these issues. We have established a reserve for this facility and, as of March 31, 2007, it amounted to approximately $2.2 million. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.

Environmental and safety certifications

Seven of our facilities in the United States, Europe and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. One of our facilities in the United States is certified by the United States Occupational Safety and Health Administration for the Voluntary Protection Program STAR and one facility in Europe is certified to ISO 18000 standards.

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

Legislation regarding the restriction of the use of certain hazardous substances in electrical and electronic equipment.

The European Union has directed that new electrical and electronic equipment not contain certain hazardous substances, including lead and cadmium. Because battery accessories and chargers are subject to this directive (commonly known as RoHS), our compliance with the directive directly impacts our manufacturing of these products and could cause certain of our existing inventory to be obsolete. In addition, certain other jurisdictions outside the European Union have implemented, or plan to implement, similar restrictions with various compliance dates. We cannot assure you that we will meet all restrictions by the required dates. Inventory obsolescence and our failure to comply could each have an adverse effect on our financial results.

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

We currently have significant manufacturing and distribution facilities outside of the U.S., including in the United Kingdom, France, Germany, China, Mexico, Poland, Czech Republic, Spain, Italy and Bulgaria. We may face political instability and economic uncertainty, cultural and religious differences and difficult labor relations in our foreign operations. We also may face barriers in the form of long-standing relationships between potential customers and their existing suppliers, national policies favoring domestic manufacturers and protective regulations including exchange controls, restrictions on foreign investment or the repatriation of profits or invested capital, changes in export or import restrictions and changes in the tax system or rate of taxation in countries where we do business. We cannot assure you that we will be able to successfully develop and expand our international operations and sales or that we will be able to overcome the significant obstacles and risks of our international operations.

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

We may not be able to adequately protect our proprietary intellectual property and technology.

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

We may fail to implement our plans to make acquisitions or successfully integrate them into our operations.

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

As of March 31, 2007, we had $402.3 million of total consolidated debt. This level of debt could:

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

Not applicable

ITEM 2. PROPERTIES

Set forth below is certain information, as of June 1, 2007, with respect to our principal properties. The primary function of the listed facilities is manufacturing of industrial batteries, unless otherwise noted.

Location	Function/Products Produced	Size (sq. feet utilized)	Owned/Leased
North America:
Reading, PA	Corporate Offices	109,000	Owned
Warrensburg, MO	Reserve Power Batteries	376,000	Owned
Hays, KS	Reserve Power Batteries	351,000	Owned
Richmond, KY	Motive and Reserve Power Batteries	277,000	Owned
Monterrey, Mexico	Motive and Reserve Power Batteries	181,000	Owned
Tijuana, Mexico	Reserve Power Batteries	156,000	Owned
Ooltewah, TN	Motive Power Batteries	100,750	Owned
Richmond, KY	Distribution Center	95,500	Owned
Cleveland, OH	Motive Power Chargers	66,000	Owned
Sumter, SC	Distribution Center	60,000	Owned
Saddlebrook, NJ	Distribution Center	58,500	Leased
Sumter, SC	Metal fabrication	52,000	Owned
Chino, CA	Distribution Center	46,400	Leased
Santa Fe Springs, CA	Distribution Center	35,000	Leased
Brampton, Canada	Distribution Center	30,400	Leased
Burr Ridge, IL	Distribution Center	25,000	Leased
Norcross, GA	Distribution Center	23,600	Leased
Kansas City, MO	Distribution Center	19,700	Leased
Dallas, TX	Distribution Center	19,500	Leased
Horsham, PA	Lithium Products	15,000	Leased
Warrington, PA	Distribution Center	15,000	Leased
Warwick, RI	Lithium Products	4,000	Leased

Europe:
Arras, France	Motive and Reserve Power Batteries	486,000	Owned
Targovishte, Bulgaria	Motive and Reserve Power Batteries	483,000	Owned
Manchester, England	Reserve Power Batteries	284,000	Owned
Newport, Wales	Reserve Power Batteries	233,000	Owned
Bielsko-Biala, Poland	Motive Power Batteries	220,000	Leased
Montecchio, Italy	Motive Power Batteries	207,000	Leased
Hagen, Germany	Motive and Reserve Power Batteries	185,000	Owned
Herstal, Belgium	Distribution Center	58,700	Leased
Zwickau, Germany	Specialty Batteries	57,000	Leased
Zamudio, Spain	Assembly and Distribution	55,000	Owned
Brussels, Belgium	Distribution Center	45,000	Leased
Brebieres, France	Motive Power Chargers	41,000	Leased
Yverdon-les Bains, Switzerland	Distribution Center	40,000	Leased
Hostomice, Czech Republic	Metal Fabrication	29,000	Owned/Leased

Asia
Shenzhen, China	Reserve Power Batteries	176,000	Leased
Jiangsu, China	Motive and Reserve Power Batteries	160,000	Owned
Chaoan, China	Reserve Power Batteries	59,000	Owned
Sydney, Australia	Assembly and Distribution	13,000	Leased

ITEM 3. LEGAL PROCEEDINGS

In fiscal 2007, we settled two litigation matters. As a result of these settlements, we recorded litigation settlement income, net of related legal fees and expenses, of $3.8 million.

From time to time, we are involved in litigation incidental to the conduct of our business. We do not expect that any of this litigation, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fiscal quarter ended March 31, 2007.

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

Quarter Ended	High Price	Low Price	Closing Price
July 2, 2006	$21.46	$12.06	$20.90
October 1, 2006	$20.77	$16.04	$16.04
December 31, 2006	$18.57	$15.20	$16.00
March 31, 2007	$17.50	$15.97	$17.18

July 3, 2005	$14.00	$9.00	$13.66
October 2, 2005	$15.36	$12.46	$15.17
January 1, 2006	$15.54	$12.98	$13.04
March 31, 2006	$15.70	$12.11	$13.80

Holders of Record

As of June 1, 2007, there were approximately 241 record holders of common stock of the Company. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We never have paid or declared any cash dividends on our common stock and we have certain restrictions from doing so by our senior secured credit agreement. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2007, we did not issue any unregistered securities.

STOCK PERFORMANCE GRAPH

The following graph compares the changes in cumulative total returns on EnerSys’ common stock with the changes in cumulative total returns of the New York Stock Exchange Composite Index, a broad equity market index, and the total return on a selected peer group index. The peer group selected is based on the standard industrial classification codes (“SIC Codes”) established by the U.S. government. The index chosen was “Miscellaneous Electrical Equipment and Suppliers” and comprises all publically traded companies having the same three-digit SIC Code (369) as EnerSys. The constituent companies are: Active Power Inc, Advanced Battery Technologies Inc., Axion Power International, Inc., C & D Technologies Inc., China BAK Battery Inc., Cooper Industries Limited, Cymer Inc., Electro Energy Inc., Ener1 Inc., Energizer Holdings Inc., Energy Conversion Devices Inc., Excel Technology Inc., Exide Technologies, Greatbatch Inc., Hoko Scientific Inc., Hybrid Technology Inc., Hydrogen Corp., Komag Inc., Lifestyle Innovations Inc., Lithium Technology Corp., Manhattan Scientifics Inc., Millenium Cell Inc., Motorcar Parts of America, Oak Ridge Micro Energy Inc., Power Technology Inc., Rofin Sinar Technologies, Satcon Technology Corp., Save the World Aircraft, Inc., Spectrum Brands Inc., Standard Motor Products, Inc., TNR Technical Inc., Trans Max Technologies Inc., Turbine Truck Engines Inc., Ultralife Batteries Inc., Valence Technology Inc., Wonder Auto Technology Inc. and Zareba Systems Inc. The peer group data points are weighted by market capitalization of the constituent companies.

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group on July 30, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain selected consolidated financial and operating data. The selected consolidated financial data presented below for the years ended March 31, 2005, 2006 and 2007, and as of March 31, 2006 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated financial data presented below for the years ended March 31, 2003 and 2004, and as of March 31, 2003, 2004 and 2005 are derived from our audited consolidated financial statements not included in this Form 10-K. This information should be read in conjunction with the consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere, herein.

	Fiscal Year Ended March 31,
	2003	2004	2005	2006	2007
	(In thousands, except share and per share data)
Consolidated Statement of Operations:
Net sales	$859,643	$969,079	$1,083,862	$1,283,265	$1,504,474
Cost of goods sold	653,998	722,825	828,447	1,006,467	1,193,266

Gross profit	205,645	246,254	255,415	276,798	311,208

Operating expenses	150,691	171,294	179,015	199,900	221,102
Litigation settlement income	—	—	—	—	(3,753)
Charges relating to restructuring, bonuses and uncompleted acquisitions	—	21,147	—	8,553	—

Operating earnings	54,954	53,813	76,400	68,345	93,859
Interest expense	20,511	20,343	23,275	24,900	27,733
Charges relating to a settlement agreement, write-off of deferred financing costs and a prepayment penalty	—	30,974	6,022	—	—
Other (income), expense net	(764)	(5,297)	(2,639)	(1,358)	3,024

Earnings before income taxes	35,207	7,793	49,742	44,803	63,102
Income tax expense	12,355	2,957	17,359	14,077	17,892

Net earnings	$22,852	$4,836	$32,383	$30,726	$45,210
Series A convertible preferred stock dividends	24,057	24,689	8,155	—	—

Net (loss) earnings available to common stockholders	$(1,205)	$(19,853)	$24,228	$30,726	$45,210

Net (loss) earnings per share
Basic	$(0.11)	$(1.80)	$0.67	$0.66	$0.97
Diluted	(0.11)	(1.80)	0.65	0.66	0.95
Weighted average shares outstanding
Basic	11,014,421	11,014,421	36,416,358	46,226,582	46,539,638
Diluted	11,014,421	11,014,421	37,046,697	46,788,363	47,546,240

	Fiscal Year Ended March 31,
	2003	2004	2005	2006	2007
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$55,438	$39,192	$29,353	$42,872	$72,424
Net cash used in investing activities	(12,923)	(26,981)	(28,991)	(76,876)	(49,052)
Net cash (used in) provided by financing activities	(8,209)	(39,989)	3,213	27,905	(1,323)
Other operating data:
Capital expenditures	$23,623	$28,580	$31,828	$39,665	$42,355

	As of March 31,
	2003	2004	2005	2006	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$44,296	$17,207	$21,341	$15,217	$37,785
Working capital	135,356	135,320	182,177	211,434	276,252
Total assets	1,075,808	1,153,943	1,194,761	1,263,948	1,409,013
Total debt, including capital leases	252,162	511,303	375,457	402,490	402,311
Total stockholders’ equity	$465,747	$239,302	$437,650	$445,188	$542,099

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2005, 2006, and 2007, should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” and “Business” sections elsewhere in this Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K. EnerSys’ management uses the non-GAAP measures, EBITDA and Adjusted EBITDA, in their computation of compliance with loan covenants. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP for interest, taxes, depreciation and amortization, and certain charges or credits as permitted by our credit agreements, that were recorded during the periods presented. EnerSys’ management uses the non-GAAP measures, Primary Working Capital and primary working capital percentage (see definition in “Liquidity and Capital Resources” below) along with capital expenditures, in their evaluation of business segment cash flow and financial position performance. These disclosures should not be viewed as a substitute for net earnings determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

We have two business segments: reserve power and motive power. Revenue and expense classifications by segment are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or UPS, applications for computer and computer-controlled systems, and other specialty power applications, including security systems, for premium starting, lighting and ignition applications, switchgear and electrical control systems used in electric utilities and energy pipelines, and commercial and military aircraft, submarines and tactical military vehicles.

•

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

We evaluate business segment performance based primarily upon operating earnings, exclusive of highlighted items. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) for the respective business segment or reporting location, to derive a primary working capital percentage. Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount and percentage due to the significant impact it has on cash flow and, as a result, our level of debt.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing locations throughout the world. Nearly 60% of our net sales for fiscal 2005, 2006 and 2007 were generated outside of North America. More than half of our manufacturing capacity is located outside of the U.S. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year.

Our financial results are largely driven by the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	changes in our market share in the business segments and regions where we operate;

•	changes in our selling prices and, in periods when our product costs increase, our ability to raise our selling prices to pass such cost increases through to our customers;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	the extent to which we can control our fixed and variable costs, including those for our raw materials, manufacturing and distribution, operating activities;

•	changes in our levels of debt and changes in the variable interest rates under our credit facilities; and

•	the size and number of acquisitions and our ability to achieve their intended benefits.

Over the last three fiscal years, the costs of our raw materials (of which lead is our primary material) have risen significantly. We estimate that our average cost of lead per pound (excluding premiums), as it affects our operating results, has risen from approximately $0.23 in fiscal 2004 to $0.56 in fiscal 2007. Our estimated incremental lead cost, due to increased price, in fiscal 2007 over fiscal 2006 was approximately $71 million. We expect lead prices to rise further in fiscal 2008.

We have been subjected to continual and significant pricing pressures over the past several years. We anticipate continuing competitive pricing pressure as Chinese and other foreign producers, able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets.

Our selling price increases approximated 2% of net sales for both fiscal 2005 and fiscal 2006 and increased net sales by approximately 5% in fiscal 2007. We announced additional price increases from time to time during the course of fiscal 2007, however, these pricing actions will not be fully realized in our operating results until fiscal 2008.

Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control our costs and obtain appropriate pricing. Our business strategy in this environment of high commodity costs is to improve profitability by cost savings and pricing actions, as well as to tightly control operating cash flow and capital spending.

See “Market and Economic Conditions” below for a further discussion of commodity costs and our ability to offset some of the impact of these rising costs through selling price increases.

Our Corporate History

There have been several key stages in the development of our business, which explain to a significant degree our results of operations over the past three years.

We were formed in late 2000 by Morgan Stanley Capital Partners (currently Metalmark Capital), and the management of Yuasa, Inc. to acquire the industrial battery business of Yuasa Corporation (Japan) in North and South America. Our results of operations for the past five fiscal years have been significantly affected by our acquisition of ESG on March 22, 2002, which more than doubled our size; and to a lesser extent, by the Company’s acquisitions of the motive power battery business of FIAMM, S.p.A. (“FIAMM”) on June 1, 2005, and several smaller acquisitions.

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

The Company’s other recent acquisitions include Gerate- und Akkumulatorwerk Zwickau GmbH (“GAZ”) on October 11, 2005, Alliant Techsystems’ lithium primary battery business (“EAS”) on May 18, 2006, the manufacturing facilities of Chaozhou Xuntong Power Source Company Limited (“CFT”), located in Chaoan, China on August 22, 2006, the lead-acid battery business of Leclanché SA based in Yverdon-les-Bains, Switzerland on January 1, 2007, and on May 18, 2007, the Company acquired a 97% interest in Energia AD, a producer of industrial batteries, located in Targovishte, Bulgaria.

Our results of operations include ESG for all fiscal years presented. Our results of operations for fiscal 2006 and 2007 include FIAMM, GAZ, EAS, CFT and Leclanché from their respective acquisition dates.

In August 2004, EnerSys completed an initial public offering (the “IPO”) and the Company’s common stock commenced trading on the New York Stock Exchange on July 30, 2004, under the trading symbol “ENS.”

Our historical consolidated financial statements for fiscal 2003 and 2004 show our result of operations as a private company. In fiscal 2005, 2006 and 2007, the cost of complying with our public company reporting obligations (primarily costs associated with Sarbanes-Oxley Section 404 compliance) was approximately $3 million,

$10 million and $8 million, respectively. The significant increase in fiscal 2006 costs was due primarily to our initial year of compliance with the requirements of Sarbanes-Oxley Section 404.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in the notes to the Consolidated Financial Statements in this Form 10-K.

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

Asset Impairment Determinations

As a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized. The Company tests for the impairment of its goodwill and trade names at least annually and whenever events or circumstances occur indicating that a possible impairment has been incurred. The Company utilizes financial projections of its reporting segments, certain cash flow measures, as well as its market capitalization in its determination of the fair value of these assets.

With respect to our other long-lived assets other than goodwill and indefinite lived intangible assets, we are required to test for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset was impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

Litigation and Claims

From time to time the Company has been or may be a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, federal and state employment laws, including wage and hour laws, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the government, clients, customers and employees. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans —an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The requirement to recognize the funded status of a defined benefit postretirement plan became effective March 31, 2007, and we adopted the recognition requirements as of March 31, 2007.

In connection with the fiscal 2007 adoption of SFAS 158, the Company recorded an additional pension liability of $2.8 million for the remaining underfunded status of our benefit plans at March 31, 2007, with an offsetting amount recorded in accumulated other comprehensive income, net of taxes.

Critical accounting estimates and assumptions related to the actuarial valuation of our defined benefit plans are evaluated periodically as conditions warrant and changes to such estimates are recorded as new information or changed conditions require revision.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases on recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

We evaluate on a quarterly basis the reliability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

The Company accounts for income tax contingencies in accordance with the SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The Company is subject to periodic audits of its income tax returns by federal, state and local agencies. In evaluating the exposures associated with our various tax filing positions, including state and local taxes, the Company records reserves for what is identified as probable exposures. A number of years may elapse before a particular matter for which a reserve has been established is audited and fully resolved. The estimate of the Company’s tax contingencies reserve contains uncertainty because management must use judgment to estimate the exposures associated with various tax filing positions. To make these judgments, management makes determinations about the likelihood that the specific taxing authority may challenge the tax deductions that have been taken on the Company’s tax return. Based on information about other tax settlements, the Company estimates amounts that may be settled with taxing authorities in order to conclude audits. To the extent the Company prevails in matters for which reserves have been established, or is required to pay amounts in excess of its reserves, its effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of the Company’s cash and result in an increase in the effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective tax rate in the year of resolution.

Derivative Financial Instruments

The Company has entered into interest rate swap agreements and option agreements to manage risk on a portion of its long-term floating-rate debt. The Company has entered into lead forward purchase contracts to manage risk of the cost of lead. The Company has entered into foreign exchange forward contracts to manage risk on foreign currency exposures. The agreements are with major financial institutions, and the Company believes the risk of nonperformance by the counterparties is negligible. The counterparties to certain of these agreements are lenders under the Credit Agreement and liabilities related to these agreements are covered under the security provisions of the Credit Agreement. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company recognizes all derivatives as either assets or liabilities in the accompanying balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed on the initial purchases each month that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such interest rate swap agreements. Inventory and cost of goods sold is adjusted to include the payments made or received under such lead and foreign currency forward contracts. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity are recognized in earnings in the period in which the underlying hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in earnings.

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

In fiscal 2005, economic growth and the market for industrial batteries were up significantly in the Americas, very strong in Asia, and showed modest growth in Europe. In fiscal 2006 market and economic conditions remained strong in all regions, however we experienced significant cost pressure on our raw material costs, primarily lead. In fiscal 2007, market and economic conditions generally remained strong, however lead prices hit substantially higher levels. See “Quarterly Information.”

Over the last three fiscal years, the costs of our raw materials (of which lead is our primary material) have risen significantly. We estimate that our average pure lead based cost (excluding premiums) per pound, as it affects our operating results, has risen from $0.23 in fiscal 2004 to $0.36 in fiscal 2005, $0.41 in fiscal 2006 and $0.56 in fiscal 2007. Since the cost of purchased lead is not reflected in our cost of goods sold for two to three months after purchase, we compare our actual cost to London Metal Exchange (“LME”) prices that are in effect two to three months prior to the income statement period being shown. On this basis, average LME prices per period were $0.23, $0.40, $0.44 and $0.59 in fiscal 2004, 2005, 2006 and 2007, respectively, as they would have been reflected in our operating results. Our estimated incremental lead cost (due to increased price) was approximately $44 million in fiscal 2005 over fiscal 2004; approximately $23 million in fiscal 2006 over fiscal 2005; and approximately $71 million in fiscal 2007 over fiscal 2006.

The highest price for lead during fiscal 2005 was $0.479 per pound on December 31, 2004. The highest price for lead during fiscal 2006 was $0.657 per pound on February 2, 2006. The highest price for lead during fiscal 2007 was $0.907 per pound on February 26, 2007. In May 2007, lead reached an historical high of over $1.06 per pound on the London Metal Exchange.

We have implemented a series of selling price increases to offset some of the impact of these rising commodity costs. We believe we recovered approximately 55% of the cumulative increase in commodity costs since the beginning of fiscal 2005. These incremental selling price increases approximate 2% of net sales for both fiscal 2005 and 2006 and 5% of net sales for fiscal 2007.

Cost savings programs are and have been a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing (labor and overhead), raw materials costs and our operating expenses (primarily selling, general and administrative). Numerous individual cost savings opportunities are identified and evaluated by management with a formal selection and approval process that results in an ongoing list of cost savings projects to be implemented. In certain cases, projects are either modified or abandoned during their respective implementation phases. In order to realize cost savings benefits for a majority of these initiatives, costs are incurred either in the form of capital expenditures, funding the cash obligations of previously recorded restructuring expenses or current period expenses.

Components of Revenue and Expense

Net sales include the invoiced amount for all products sold and services provided; freight costs, when paid for by our customers; less all related allowances, rebates, discounts and sales, value-added or similar taxes.

Cost of goods sold includes the cost of material, labor and overhead; the cost of our service businesses; freight; warranty and other costs such as distribution centers; obsolete or slow moving inventory provisions; and certain types of insurance.

For fiscal 2005, 2006 and 2007, we estimate that materials costs comprised approximately one-half of cost of goods sold. The largest single raw material cost is lead, which comprised approximately 21% and 25% of cost of goods sold in fiscal 2006 and 2007, respectively.

We employ significant amounts of lead, plastics, steel, copper and other materials in manufacturing our products. The costs of these raw materials, particularly lead, are volatile and beyond our control. Incremental lead costs were approximately $44 million in fiscal 2005, $23 million in fiscal 2006 and $71 million in fiscal 2007 as a result of price increases experienced during those years. Lead is our single largest raw material item and the price of lead has continued to increase rapidly. Lead, plastics, steel and copper in the aggregate represent our principal raw materials costs. Volatile raw materials costs can significantly affect our operating results and make period-to-period comparisons difficult. The costs of commodity raw materials such as lead, steel and copper have increased significantly in recent periods. We attempt to control our raw materials costs through strategic purchasing decisions. Where possible, we pass along some or all of our increased raw materials costs to our customers. The following table shows certain average commodity prices for fiscal 2005, 2006 and 2007, which have not been adjusted for the timing of the impact on our financial results:

	2005	2006	2007
Lead $/lb.(1)	$0.417	$0.473	$0.647
Steel $/lb.(2)	0.267	0.255	0.363
Copper $/lb.(1)	1.361	1.901	3.202

(1)	Source: London Metal Exchange (“LME”)
(2)	Source: Nucor Corporation

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

Operating expenses in fiscal 2007 were incurred in the following functional areas of our business (as a percent of the total) and are substantially similar in both of our business segments.

	2006	2007
Selling	64%	63%
General and administrative	30	30
Engineering	6	7

Total	100%	100%

Restructuring and other charges and litigation settlement income

In comparing fiscal 2007 financial results to fiscal 2006, and fiscal 2006 financial results to fiscal 2005, management believes it is appropriate to highlight the $3.8 million of litigation settlement income, the $1.1 million of expenses for a shelf registration and secondary offering and an abandoned acquisition attempt, and a $2.0 million non-recurring tax benefit that were incurred in fiscal 2007; $8.6 million of operating restructuring and other charges incurred in fiscal 2006 and the $6.0 million of non-operating IPO-related charges that occurred in fiscal 2005.

Other income (expense), net includes non-operating foreign currency transaction gains (losses), license income and excise taxes. Due to our global manufacturing and distribution footprint, which means that most of our operating costs and revenues are incurred and paid in local currencies, we believe that we have a significant natural hedge against the impact on our business of exchange rate fluctuations.

Results of Operations—Fiscal 2007 Compared to Fiscal 2006

The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2007, compared to fiscal year ended March 31, 2006:

	Fiscal 2006		Fiscal 2007		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$1,283.3	100.0%	$1,504.5	100.0%	$221.2	17.2%
Cost of goods sold	1,006.5	78.4	1,193.3	79.3	186.8	18.6

Gross profit	276.8	21.6	311.2	20.7	34.4	12.4
Operating expenses	199.9	15.6	221.1	14.7	21.2	10.6
Restructuring and other charges	8.6	0.7	—	—	(8.6)	NA
Litigation settlement income	—	—	(3.8)	(0.2)	(3.8)	NA

Operating earnings	68.3	5.3	93.9	6.2	25.6	37.3
Interest expense	24.9	1.9	27.7	1.8	2.8	11.4
Other (income) expense, net	(1.4)	(0.1)	3.1	0.2	4.5	321.4

Earnings before income taxes	44.8	3.5	63.1	4.2	18.3	40.8
Income tax expense	14.1	1.1	17.9	1.2	3.8	27.3

Net earnings	$30.7	2.4%	$45.2	3.0%	$14.5	47.2%

Overview

Fiscal 2007 results include a net sales increase over fiscal 2006 of 17.2%, to $1.5 billion, with a gross profit increase of 12.4% to $311.2 million. Our gross profit margin decreased 90 basis points to 20.7% due primarily to the unfavorable effect of higher commodity costs, partially offset by increased sales volume, price increases to our customers and our cost savings initiatives. We estimate that the impact of higher lead costs alone, our primary raw material, unfavorably affected our cost of goods sold by approximately $71 million in fiscal 2007. We estimate that our price increases realized in fiscal 2007 increased our net sales by approximately 5%. Operating expenses in fiscal 2007 grew at a slower rate over fiscal 2006 of 10.6%, due partly to a decrease in public company costs (primarily costs associated with Sarbanes-Oxley Section 404 compliance) of approximately $2 million, cost savings actions and the favorable impact from higher net sales relative to the fixed elements of our operating expenses. We did not incur any restructuring expenses in fiscal 2007 as compared to $8.6 million in fiscal 2006, and in fiscal 2007 we received litigation settlement income of $3.8 million. Interest expense in fiscal 2007 increased over fiscal 2006 by approximately $2.8 million or 11.4%, due primarily to higher interest rates from our variable rate debt, as global interest rates have increased due to actions taken by central banks to raise borrowing costs. Other (income) expense, net in fiscal 2007 grew by approximately $4.5 million over fiscal 2006 due primarily to $1.1 million of expenses for a shelf registration and secondary offering and an abandoned acquisition attempt, and higher foreign currency transaction losses primarily on short-term intercompany loans. Additionally, we recorded a non-recurring tax benefit of approximately $2.0 million in fiscal 2007. These factors resulted in the net earnings increase of $14.5 million or 47.2% to $45.2 million.

In comparing fiscal 2007 financial results to fiscal 2006, management believes it is appropriate to highlight the $3.8 million of litigation settlement income, the $1.1 million of expenses for a shelf registration and secondary offering and an abandoned acquisition attempt and the $2.0 million in non-recurring tax benefit incurred in fiscal 2007, and the $8.6 million of operating restructuring and other charges incurred in fiscal 2006.

Net sales by geographic region were as follows:

	Fiscal 2006		Fiscal 2007		Increase
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Europe	$675.4	52.6%	$784.6	52.2%	$109.2	16.2%
Americas	535.9	41.8	630.8	41.9	94.9	17.7
Asia	72.0	5.6	89.1	5.9	17.1	23.8

Total	$1,283.3	100.0%	$1,504.5	100.0%	$221.2	17.2%

All geographic regions experienced solid sales growth in fiscal 2007. The euro increased on average by approximately 6.6 % in fiscal 2007, having an impact of approximately $51.1 million on our Europe business’ fiscal 2007 net sales growth. We believe our global business continued to gain market share with particularly strong growth in the motive power segment. Asia’s revenue growth is primarily attributed to continued general business expansion in that region. Further, Europe revenue benefited from the FIAMM and other smaller acquisitions, which increased their net sales by approximately $12.9 million in fiscal 2007. Asia revenues increased by approximately $17.1 million in fiscal 2007. After excluding the impact of the FIAMM and other smaller acquisitions and adjusting for the impact of the stronger currencies (primarily the euro) and price increases in fiscal 2007, consolidated net sales increased approximately 6.6% compared to the prior year.

Operating earnings by geographic region were as follows:

	Fiscal 2006		Fiscal 2007		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Europe	$35.7	5.3%	$36.0	4.6%	$0.3	0.8%
Americas	39.3	7.3	52.7	8.4	13.4	34.1
Asia	1.9	2.6	1.4	1.6	(0.5)	(26.3)

Subtotal	76.9	6.0	90.1	6.0	13.2	17.2
Restructuring and other charges	(8.6)	(0.7)	—	—	8.6	NA
Litigation settlement income	—	—	3.8	0.3	3.8	NA

Total	$68.3	5.3%	$93.9	6.2%	$25.6	37.3%

Europe’s operating earnings were flat in fiscal 2007 compared to fiscal 2006 as increased sales were offset by higher commodity costs.

Americas’ operating earnings increased 34.1% as net sales grew by approximately 17.7%. The Americas’ operating earnings were favorably affected by sales price increases, improved plant utilization and cost savings programs which offset higher commodity costs.

Asia’s operating earnings were negatively affected by higher commodity costs in fiscal 2007 with a modest increase in sales prices realized as competitive conditions remain challenging in this region.

A discussion of specific fiscal 2007 versus fiscal 2006 operating results follows, including an analysis and discussion of the results of our two business segments.

Net Sales

	Fiscal 2006		Fiscal 2007		Increase
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Reserve power	$571.1	44.5%	$642.6	42.7%	$71.5	12.5%
Motive power	712.2	55.5	861.9	57.3%	149.7	21.0

Total	$1,283.3	100.0%	$1,504.5	100.0%	$221.2	17.2%

Net sales increased $221.2 million or 17.2% in fiscal 2007 over fiscal 2006. This growth resulted primarily from four main factors: currency fluctuations, acquisitions, pricing and organic growth. All regions benefited from strong economic conditions and, we believe, an increase in market shares.

Stronger currencies, primarily the euro compared to the U.S. dollar, resulted in an increase of $55.0 million or 4.3% in fiscal 2007 net sales. The euro exchange rate to the U.S. dollar averaged $1.29($/ €) in fiscal 2007 compared to $1.21 ($/ €) in fiscal 2006. Excluding the effect of foreign currency fluctuations, net sales in the Americas region increased 17.5%, Asia increased 20.0% and Europe increased 8.6% in fiscal 2007 compared to fiscal 2006.

Acquisitions of FIAMM in June 2005, GAZ in October 2005, EAS in May 2006 and Leclanché in January 2007, contributed $19.5 million of worldwide incremental net sales in fiscal 2007 as compared to fiscal 2006.

We have implemented a series of selling price increases to offset some of the increased costs associated with lead and other key materials used in the manufacturing of our products. As described previously, competitive conditions remain challenging in our industry, with only a partial recovery of higher commodity costs experienced in fiscal 2006 and 2007 from sales price increases. We estimate realized selling price increases of approximately 2% in fiscal 2006 and 5% in fiscal 2007, which represents roughly 50% of the commodity cost increases experienced in fiscal 2006 and roughly 66% of the commodity cost increases in fiscal 2007. We remain highly focused on maximizing our pricing actions; however, there is a time lag in realizing the full impact from our most recently announced price increases (November 2006, January 2007 and April 2007) in our operating results, caused primarily by the impact of our order backlog. Price increases resulted in an increase in net sales by approximately $61 million or approximately 5% in fiscal 2007 over fiscal 2006. Strong efforts were made to pass through sales price increases in all regions. In general, more selling price realization has occurred in our motive power business in comparison to our reserve power business during fiscal 2006 and 2007. Organic growth (increased net sales excluding the impact of currency, pricing and sales resulting from acquisitions), which had the largest impact on sales growth, contributed approximately $85 million or 6.6% to net sales in fiscal 2007 over fiscal 2006. We believe our organic growth resulted from a combination of our increased market share and overall market growth.

Fiscal 2007 net sales growth, excluding the effect of foreign currency translation, in reserve power and motive power was approximately 8.5% and 16.5%, respectively, compared to fiscal 2006.

Excluding the effect of foreign currency translation, the reserve power segment achieved solid growth in fiscal 2007 sales as compared to fiscal 2006 sales, due primarily to improving sales trends for both telecom and UPS battery markets and the strong sales of aerospace and defense batteries, coupled with the impact of $10.5 million of increased sales from recent acquisitions.

The strong growth experienced in our motive power segment in the prior year continued into fiscal 2007 and benefited from $9.0 million of increased sales from the FIAMM acquisition.

See Note 2 of the notes to the Consolidated Financial Statements in this Form 10-K for descriptions of the FIAMM, GAZ, Leclanche and EAS acquisitions.

Gross Profit

	Fiscal 2006		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$276.8	21.6%	$311.2	20.7%	$34.4	12.4%

Gross profit increased $34.4 million or 12.4% in fiscal 2007 compared to fiscal 2006. Gross profit, excluding the effect of foreign currency translation, increased $25.9 million or 9.4% in fiscal 2007 compared to fiscal 2006. Gross profit margin declined 90 basis points in fiscal 2007 compared to fiscal 2006. The primary cause of the decline in gross profit margin is attributed to higher commodity and energy costs. Pricing recovery to offset higher commodity costs increased net sales by approximately 5% in fiscal 2007 and continues to be challenging. Lead represents our principal raw material and approximated 25% of total cost of goods sold for fiscal 2007. Lead costs continue to increase dramatically and, on an LME basis as it affects our income statement, approximated $0.56/lb in fiscal 2007 compared to approximately $0.41/lb in the prior year. We continue to focus on cost savings initiatives to help mitigate the rising cost of commodities. Additionally, we continue to focus on a wide variety of sales initiatives which benefit our margins by improving product mix to higher margin products. Lastly, as previously discussed, we have implemented multiple sales price increases throughout the year to offset commodity cost increases.

Operating Expenses

	Fiscal 2006		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$199.9	15.6%	$221.1	14.7%	$21.2	10.6%

Operating expenses represented 14.7 % of net sales in fiscal 2007 as compared to 15.6 % in fiscal 2006. Operating expenses increased $21.2 million or 10.6% in fiscal 2007 over fiscal 2006 as net sales increased 17.2%. Excluding the effect of foreign currency translation, operating expenses increased 6.1% in fiscal 2007 over fiscal 2006, while net sales increased 13.0% in fiscal 2007 over fiscal 2006. These increases also reflect the additional operating expenses and sales of the acquired FIAMM, GAZ, EAS and Leclanche businesses. Selling expenses were 62.8% of operating expenses in fiscal 2007, compared to 64.2% in fiscal 2006. We continued to further reduce our costs in this area through cost savings initiatives and the reduction in expenses associated with being a public company. Such public company costs were reduced from approximately $10 million in fiscal 2006 to $8 million in fiscal 2007.

Restructuring and Other Charges—Operating

	Fiscal 2006		Fiscal 2007		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Restructuring and other charges	$8.6	0.7%	$—	—%	$(8.6)	NA

Included in our prior fiscal year’s operating results are $8.6 million of highlighted restructuring and other charges that were incurred to cover estimated costs, primarily in Europe, of staff reductions, exiting and moving product lines, and closing several ancillary locations, and a non-cash write-off of machinery and equipment based on impairment testing. These were primarily driven by the FIAMM and GAZ acquisitions. No restructuring charges were recorded in fiscal 2007.

Litigation Settlement Income—Operating

	Fiscal 2006		Fiscal 2007		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Litigation settlement income	$—	—%	$(3.8)	(0.3)%	$(3.8)	NA

Included in our fiscal 2007 operating results is litigation settlement income of $3.8 million, net of fees and expenses, from the settlement of two separate legal matters associated with our Americas business. The amounts of the settlements have been recorded as increases in operating earnings in fiscal 2007, as the costs related to these matters were previously recorded as an element of operating earnings.

Operating Earnings

	Fiscal 2006		Fiscal 2007		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$34.5	6.0%	$31.3	4.9%	$(3.2)	(9.7)%
Motive power	42.4	6.0	58.8	6.8	16.4	39.3

Subtotal	76.9	6.0	90.1	6.0	13.2	17.2
Restructuring and other charges	(8.6)	(0.7)	—	—	8.6	NA
Litigation settlement income	—	—	3.8	0.2	3.8	NA

Total	$68.3	5.3%	$93.9	6.2%	$25.6	37.3%

Fiscal 2007 operating earnings of $93.9 million were $25.6 million higher than in fiscal 2006 with our operating margins increasing 90 basis points to 6.2%. Excluding the effect of the highlighted charges in fiscal 2006 and the highlighted litigation income in fiscal 2007, operating earnings increased $13.2 million or 17.2%. Our reserve power segment, excluding the effect of the highlighted charges, decreased 9.7%, and our margin declined 120 basis points. Our motive power segment, excluding the effect of the highlighted charges, increased 39.3% and our margin increased 90 basis points. As discussed above, our operating earnings were favorably affected by sales volume, price increases (particularly in the motive power segment) and our continuing cost savings programs, partially offset by higher commodity costs.

Interest Expense

	Fiscal 2006		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$24.9	1.9%	$27.7	1.8%	$2.8	11.4%

Fiscal 2007 interest expense of $27.7 million (net of interest income of $1.1 million) increased 11.4% over fiscal 2006. Our average debt outstanding in fiscal 2007 was approximately $417 million, the same as our average debt in fiscal 2006. Our average interest rate on borrowings incurred in fiscal 2007 was 6.6%, an increase of 90 basis points from 5.7% in fiscal 2006. Included in fiscal 2007 interest expense are non-cash charges of $1.4 million for deferred financing fees, unchanged from fiscal 2006. The increase in interest expense is due primarily to higher interest rates on our variable rate debt in fiscal 2007 attributable to actions taken by central banks to increase rates.

Other (Income) Expense, Net

	Fiscal 2006		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$(1.4)	(0.1)%	$3.1	0.2%	$4.5	321.4%

Fiscal 2007 other expense, net, which was $3.1 million, consists primarily of $1.6 million in foreign currency transaction losses and $1.1 million in fees related to a secondary stock offering and an abandoned acquisition attempt. This compares to fiscal 2006 other income of $1.4 million, which consisted primarily of $1.3 million in foreign currency transaction gains. Both years’ foreign currency transaction gains and losses were primarily associated with short-term intercompany loan balances.

Earnings Before Income Taxes

	Fiscal 2006		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$44.8	3.5%	$63.1	4.2%	$18.3	40.8%

As a result of the factors discussed earlier, fiscal 2007 earnings before income taxes were $63.1 million, an increase of $18.3 million or 40.8% compared to fiscal 2006. Excluding the $3.8 million of litigation settlement income and $1.1 million secondary offering expenses and loss on an abandoned acquisition in fiscal 2007, and the $8.6 million in restructuring and other charges in fiscal 2006, fiscal 2007 earnings before income taxes increased $7.0 million to $60.4 million or 13.1%.

Income Tax Expense

	Fiscal 2006		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$14.1	1.1%	$17.9	1.2%	$3.8	27.3%

Effective tax rate	31.4%		28.4%

The effective income tax rate was 28.4 % in fiscal 2007, compared to 31.4% in fiscal 2006. The fiscal 2007 tax expense includes a non-recurring tax benefit of approximately $2.0 million recorded in the third fiscal quarter of 2007, attributable to the favorable resolution of a prior year tax matter related to our European business, which reduced our book effective tax rate by 3.2 percentage points. Additionally, in fiscal 2007, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions had an approximate one percentage point decrease on our effective tax rate. A non-recurring $0.5 million tax benefit was recorded in the third fiscal quarter of 2006.

Net Earnings

	Fiscal 2006		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net earnings	$30.7	2.4%	$45.2	3.0%	$14.5	47.2%

As a result of the factors discussed earlier, fiscal 2007 net earnings were $45.2 million compared to fiscal 2006 earnings of $30.7 million. The $14.5 million increase is due primarily to a $34.4 million increase in fiscal 2007 gross profit, $3.8 million (pre-tax) of litigation settlement income in fiscal 2007 and the $8.6 million of restructuring charges fiscal 2006, partially offset by a $21.2 million increase in operating expenses, a $2.8 million increase in interest expense, a $4.5 million increase in other expense and a $3.8 million increase in income taxes. Also contributing to the improvement was the non-recurring tax benefit of approximately $2.0 million recorded in fiscal 2007.

Fiscal 2007 net earnings increased $14.5 million or 47.2% compared to fiscal 2006. Excluding the highlighted items for fiscal 2006 and 2007 discussed above in earnings before taxes, and the $2.0 million non-recurring fiscal 2007 tax benefit, fiscal 2007 net earnings increased $4.8 million to $41.4 million or 13.1%.

Results of Operations—Fiscal 2006 Compared to Fiscal 2005

The following table presents consolidated fiscal year ended March 31, 2006, compared to fiscal year ended March 31, 2005, statement of income highlights:

	Fiscal 2005		Fiscal 2006		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$1,083.9	100.0%	$1,283.3	100.0%	$199.4	18.4%
Cost of goods sold	828.5	76.4	1,006.5	78.4	178.0	21.5

Gross profit	255.4	23.6	276.8	21.6	21.4	8.4
Operating expenses	179.0	16.56	199.9	15.6	20.9	11.7
Restructuring and other charges	—	—	8.6	0.7	8.6	NA

Operating earnings	76.4	7.0	68.3	5.3	(8.1)	(10.6)
Interest expense	23.3	2.1	24.9	1.9	1.6	7.0
Charges relating to a write-off of deferred financing costs and a prepayment penalty	6.0	0.6	—	—	(6.0)	NA
Other income, net	(2.6)	(0.2)	(1.4)	(0.1)	(1.2)	(46.2)

Earnings before income taxes	49.7	4.6	44.8	3.5	(4.9)	(9.9)
Income tax expense	17.3	1.6	14.1	1.1	(3.2)	(18.5)

Net earnings	$32.4	3.0%	$30.7	2.4%	$(1.7)	(5.2)%

Overview

Fiscal 2006 results include a net sales increase over fiscal 2005 of 18.4%, to $1.3 billion, with a gross profit increase of 21.4% to $276.8 million. Our gross profit margin decreased 200 basis points to 21.6% due primarily to the unfavorable effect of higher commodity and energy costs not being fully offset by selling price increases and our cost savings initiatives. Pricing recovery to offset higher commodity costs was approximately 2% of net sales and continues to be challenging. Incremental commodity costs in fiscal 2006 compared to the pricing of commodities in the comparable periods of fiscal 2005 were approximately $39 million.

Net sales by geographic region were as follows:

	Fiscal 2005		Fiscal 2006		Increase (Decrease)
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Europe	$568.8	52.5%	$675.4	52.6%	$106.6	18.7%
Americas	450.0	41.5	535.9	41.8	85.9	19.1
Asia	65.1	6.0	72.0	5.6	6.9	10.6

Total	$1,083.9	100.0%	$1,283.3	100.0%	$199.4	18.4%

All geographic regions experienced solid sales growth in fiscal 2006. The euro, which had strengthened throughout fiscal 2005, weakened by an average of 4% in fiscal 2006, having an unfavorable impact on our Europe business net sales of approximately $33 million or 6%. We believe the Americas business continued to gain market share with particularly strong growth in the motive power segment. Asia’s revenue growth is primarily attributed to continued general business expansion in that region. Further, Europe revenue benefited from the FIAMM and GAZ acquisitions, which increased their net sales by approximately $64 million or 11% in fiscal 2006. After excluding the impact of the FIAMM and GAZ acquisitions and adjusting for the impact of the weaker currencies (primarily the euro) in fiscal 2006, consolidated net sales increased approximately 15% compared to the prior year.

Operating expenses increased $20.9 million or 11.7% in fiscal 2006 over fiscal 2005. Excluding the effect of foreign currency translation, operating expenses increased 14.4%. The increase included approximately $7 million of increased expenses associated with being a public company, the additional operating expenses of the acquired FIAMM and GAZ businesses and the impact of increased sales volume.

Operating earnings by geographic region were as follows:

	Fiscal 2005		Fiscal 2006		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Europe	$32.1	5.6%	$35.7	5.3%	$3.6	11.2%
Americas	38.7	8.6	39.5	7.4	0.8	2.1
Asia	5.8	8.9	1.9	2.6	(3.9)	(67.2)
Other	(0.2)	N/A	(0.2)	N/A	—	—

Subtotal	76.4	7.0	76.9	6.0	0.5	0.7
Restructuring and other charges	—	—	8.6	0.7	8.6	N/A

Total	$76.4	7.0%	$68.3	5.3%	$(8.1)	(10.6)%

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

Interest expense in fiscal 2006 increased over fiscal 2005 by approximately $1.6 million or 7.0%, due primarily to higher interest rates from our variable rate debt which offset the effect of lower average debt.

In comparing fiscal 2006 financial results to fiscal 2005, management believes it is appropriate to highlight the $8.6 million of operating restructuring charges incurred in fiscal 2006 and the $6.0 million in non-operating IPO-related charges associated with the write-off of deferred financing costs and a debt prepayment penalty incurred in fiscal 2005.

Other income, net in fiscal 2006 of $1.4 million was 1.2 million lower than the approximately $2.6 million in fiscal 2005 due primarily to lower foreign currency translation gains.

Our fiscal 2006 effective tax rate was 31.4% as compared to the fiscal 2005 rate of 34.9%. This rate reduction is primarily due to a change in the mix of earnings among our various legal entities in multiple foreign jurisdictions, which resulted in a higher proportion of our consolidated earnings being in tax jurisdictions with tax rates lower than our previous global averages, and a non-recurring $0.5 million tax benefit recorded in the third quarter of fiscal 2006 which reduced the fiscal 2006 book effective rate by 110 basis points.

These factors resulted in the net earnings decrease of $1.7 million or 5.2% to $30.7 million.

Operating Results

A discussion of specific fiscal 2006 versus fiscal 2005 operating results follows, including an analysis and discussion of the results of our two business segments.

Net Sales

	Fiscal 2005		Fiscal 2006		Increase
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Reserve power	$510.5	47.1%	$571.1	44.5%	$60.6	11.9%
Motive power	573.4	52.9	712.2	55.5%	138.8	24.2

Total	$1,083.9	100.0%	$1,283.3	100.0%	$199.4	18.4%

Net sales increased $199.4 million or 18.4% in fiscal 2006 over fiscal 2005. Weaker European currencies, primarily the euro compared to the U.S. dollar, resulted in a decrease of $28.4 million in fiscal 2006 net sales or 2.6%. The euro exchange rate to the U.S. dollar averaged $1.21 ($/ €) in fiscal 2006 compared to $1.27 ($/ €) in fiscal 2005. Excluding the effect of foreign currency translation, net sales increased 21.0% or $227.8 million in fiscal 2006 over fiscal 2005. Excluding the effect of foreign currency translation, both the Americas region’s net sales (up 18.5%) and Europe region’s net sales (up 24.5%) showed strong growth in fiscal 2006 compared to fiscal 2005. Our Asia sales in fiscal 2006 increased 10.0% (excluding the effect of foreign currency changes) in comparison to fiscal 2005 as a result of steady growth in many areas, partially offset by reduced sales volume to certain customers as a result of our pricing actions.

Strong efforts to pass through higher commodity costs via sales price increases were made in all regions. As described previously, competitive conditions remain challenging in our industry, with only a partial recovery of higher commodity costs experienced in fiscal 2006 from sales price increases. We estimate realized selling price increases of approximately 2% in fiscal 2006, which represents roughly one-half of the commodity cost increases experienced during this year. We remain highly focused on maximizing our pricing actions with the full impact from our two most recent announced price increases (November 2005 of 6% and January 2006, 5-10%), realized during the first half of fiscal 2007. The time lag in realizing price increases in our operating results is caused primarily by the impact of our order backlog. In general, more selling price realization has occurred in our motive power business in comparison to our reserve power business during fiscal 2006.

Fiscal 2006 net sales growth, excluding the effect of foreign currency translation, in reserve power and motive power was approximately 14.3% and 27.0%, respectively, compared to fiscal 2005.

The reserve power segment, excluding the effect of foreign currency translation when comparing fiscal 2006 sales to fiscal 2005 sales, achieved solid growth in fiscal 2006 primarily due to improving sales trends for both telecom and UPS battery markets and the strong sales of aerospace and defense batteries, coupled with the impact of approximately $4 million of increased sales from the October 2005 GAZ acquisition.

The strong growth experienced in our motive power segment in the prior year continued into fiscal 2006. Additionally, the segment included the favorable impact of approximately $60 million in sales from the June 1, 2005 FIAMM acquisition and the continued expansion of our Asia motive power business. See Note 2 of the notes to the Consolidated Financial Statements in this Form 10-K for descriptions of the FIAMM and GAZ acquisitions.

Gross Profit

	Fiscal 2005		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$255.4	23.6%	$276.8	21.6%	$21.4	8.4%

Gross profit increased $21.4 million or 8.4 % in fiscal 2006 compared to fiscal 2005 with the gross margin decreasing 200 basis points to 21.6%. Gross profit, excluding the effect of foreign currency translation, increased $26.6 million or 10.4% in fiscal 2006 compared to fiscal 2005. The primary cause of the decline in gross profit margin is attributed to higher commodity and energy costs not being fully offset by selling price increases. Pricing recovery to offset higher commodity costs was approximately 2% of net sales and continues to be challenging. Incremental commodity costs in fiscal 2006 compared to the pricing of commodities in the comparable periods of fiscal 2005 were approximately $39 million. Lead represents our principal raw material and approximates 21% of total cost of goods sold for fiscal 2006. Lead costs continue to increase dramatically and, on an LME basis as it affects our income statement, approximated $0.41/lb in fiscal 2006 compared to approximately $0.36/lb in the prior year. We continue to focus on cost savings initiatives to help mitigate the rising cost of commodities. Our sales initiatives will continue to focus on improving product mix to higher margin products and implementing sales price increases to offset commodity cost increases.

Operating Expenses

	Fiscal 2005		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$179.0	16.6%	$199.9	15.6%	$20.9	11.7%

Operating expenses increased $20.9 million or 11.7% in fiscal 2006 over fiscal 2005. Excluding the effect of foreign currency translation, operating expenses increased 14.4%. Adjusting for expenses associated with being a public company of approximately $10 million in fiscal 2006 and $3 million in fiscal 2005, our operating expenses increased $19.0 million or 10.8% on a constant dollar basis, compared to the prior year, partially reflecting the additional operating expenses of the acquired FIAMM and GAZ businesses and increased sales volume. Selling expenses were 64.2% of operating expenses in fiscal 2006, compared to 65.4% in fiscal 2005 as we continued to further reduce our costs in this area.

Restructuring and Other Charges—Operating

	Fiscal 2005		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Restructuring and other charges-operating	$—	—%	$8.6	0.7%	$8.6	NA

Included in our fiscal 2006 operating results are $8.6 million of highlighted restructuring and other charges that were incurred to cover estimated costs, primarily in Europe, of staff reductions, exiting and moving product lines, and closing several ancillary locations, and a non-cash write-off of machinery and equipment based on impairment testing. These were primarily driven by the FIAMM and GAZ acquisitions.

Operating Earnings

	Fiscal 2005		Fiscal 2006		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$36.8	7.2%	$34.5	6.0%	$(2.3)	(6.3)%
Motive power	39.8	6.9	42.4	6.0	2.6	6.5
Other	(0.2)	—	—	N/A	0.2	NA

Subtotal	76.4	7.0	76.9	6.0	0.5	0.7
Restructuring and other charges	—	—	8.6	0.7	8.6	NA

Total	$76.4	7.0%	$68.3	5.3%	$(8.1)	(10.6)%

Fiscal 2006 operating earnings of $68.3 million were $8.1 million lower than in fiscal 2005. Excluding the effect of foreign currency translation and the highlighted charges in fiscal 2006, operating earnings increased 0.9%. Operating earnings in our reserve power segment, excluding the effect of foreign currency translation, decreased 7.1%, and our margin declined 140 basis points. Our motive power segment, excluding the effect of foreign currency translation and the highlighted charges, increased 7.3% and our margin declined 94 basis points. As discussed above, our operating earnings were significantly affected by higher commodity costs and increased public company costs, partially offset by selling price increases and our continuing cost savings programs.

Interest Expense

	Fiscal 2005		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$23.3	2.1%	$24.9	1.9%	$1.6	7.0%

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

Other Charges Non—Operating

	Fiscal 2005		Fiscal 2006		(Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other charges non-operating	$6.0	0.6%	$—	—%	$(6.0)	NA

The highlighted non-operating charges of $6.0 million in fiscal 2005 included a $2.4 million prepayment penalty and a $3.6 million non-cash write-off of deferred financing costs that were associated with the IPO. There were no highlighted non-operating charges in fiscal 2006.

Other Income, Net

	Fiscal 2005		Fiscal 2006		(Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other income, net	$(2.6)	(0.2)%	$(1.4)	(0.1)%	$(1.2)	(46.2)%

Fiscal 2006 other income, net of $1.4 million consists primarily of foreign currency transaction gains of $1.3 million. This compares to fiscal 2005 other income, net of $2.6 million, which consisted primarily of $1.9 million in foreign currency transaction gains. Both years’ transaction gains were primarily associated with short-term intercompany loan balances.

Earnings Before Income Taxes

	Fiscal 2005		Fiscal 2006		(Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$49.7	4.6%	$44.8	3.5%	$(4.9)	(9.9)%

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

Income Tax Expense

	Fiscal 2005		Fiscal 2006		(Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$17.3	1.6%	$14.1	1.1%	$(3.2)	(18.5)%

Effective tax rate	34.9%		31.4%

The fiscal 2006 effective income tax rate was 31.4% compared to 34.9% in fiscal 2005. This rate reduction is primarily due to a change in the mix of earnings among our various legal entities in multiple foreign jurisdictions, which resulted in a higher proportion of our consolidated earnings being in tax jurisdictions with tax rates lower than our previous global averages, and a non-recurring $0.5 million tax benefit recorded in the third quarter of fiscal 2006 which reduced the fiscal 2006 book effective rate by 110 basis points.

Net Earnings

	Fiscal 2005		Fiscal 2006		(Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net earnings	$32.4	3.0%	$30.7	2.4%	$(1.7)	(5.2)%

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

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2005, 2006, and 2007 were $21.3 million, $15.2 million, and $37.8 million, respectively.

Cash provided by operating activities for fiscal 2005, 2006, and 2007 was $29.4 million, $42.9 million, and $72.4 million, respectively.

The $29.5 million improvement in operating cash flow in fiscal 2007 was primarily from three areas: an increase of $18.6 million in net earnings before non-cash depreciation; an $8.6 million decrease in cash used for primary working capital; and spending on our restructuring activities was lower than fiscal 2006 by $6.7 million.

Cash used in investing activities for fiscal 2005, 2006 and 2007 was $29.0 million, $76.9 million and $49.1 million, respectively. Capital expenditures were $31.8 million, $39.7 million and $42.4 million in fiscal 2005, 2006 and 2007, respectively. The increase in capital expenditures in fiscal 2007 was primarily for additional capacity and new products. Additionally, the Company invested $7.0 million in fiscal 2007 for acquisitions as compared to $38.1 million in fiscal 2006, primarily for the FIAMM and GAZ acquisitions.

As explained earlier in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of sales of our primary working capital accounts. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $385.7 million (yielding a primary working capital percentage of 23.3%) at March 31, 2007, and $330.4 million (yielding a primary working capital percentage of 23.4%) at March 31, 2006. The 0.1 percentage point decrease during fiscal 2007 was primarily due to improvements in trade receivables and accounts payable, largely offset by higher inventory levels, relative to sales. Primary working capital and primary working capital percentages at March 31, 2007 and 2006 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
		(in millions)
2007	$351.6	$234.3	$(200.2)	$385.7	$1,654.4	23.3%
2006	308.6	179.5	(157.7)	330.4	1,412.8	23.4%

Cash provided by (used in) financing activities for fiscal 2005, 2006 and 2007 was $3.2 million, $27.9 million and ($1.3) million, respectively. The fiscal 2007 amount primarily reflects $8.3 million in regularly-scheduled long term debt and capital lease payments, partially offset by a net increase of $3.6 million in short-term debt and $3.8 million related to the exercise of stock options. The fiscal 2006 amount relates primarily to the $29.9 million (euro 25.0 million) financing of the FIAMM acquisition. The fiscal 2005 amount relates primarily to transactions related to the initial public offering of common stock. The net proceeds from the fiscal 2005 offering were approximately $139.2 million. The net proceeds and $1.7 million of other corporate funds were used to prepay the entire principal and accrued interest and prepayment penalty on our senior second lien term loan ($123.0 million) and to prepay a portion ($17.9 million) of our $380.0 million senior secured term loan B in fiscal 2005.

In August 2004, in order to take advantage of the Company’s lower leverage and resulting lower market borrowing costs after completion of the initial public offering, we amended our senior secured credit agreement and reduced our borrowing rates on the senior secured term loan B by 0.50% to LIBOR+200 basis points. The existing term loans ($361.1 million plus accrued interest) were paid off and, simultaneously, new term loans of $365.0 million were borrowed.

In June 2006, we amended our senior secured credit agreement. The lenders approved the elimination of our senior secured debt leverage ratio (while maintaining our total debt leverage ratio).

In February 2007, in order to take advantage of the Company’s lower leverage and the favorable market conditions, we amended our senior secured credit agreement and reduced our borrowing rates on the senior secured term loan B by 0.25% to LIBOR+175 basis points. The existing $355.9 million term loans were converted into new term B loans. The initial $365.0 million senior secured term loan B has a 0.25% quarterly principal amortization and matures on March 17, 2011. The $100.0 million senior secured revolving credit facility matures on March 17, 2009. Borrowings under this credit agreement bear interest at a floating rate based, at our option, upon a LIBOR rate plus an applicable percentage (currently 1.75%) or the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (currently 0.75%.). The average effective borrowing rates on our total debt for fiscal 2005, 2006 and 2007 were 4.9%, 5.7% and 6.6%, respectively. See Note 11 of the notes to the Consolidated Financial Statements in this Form 10-K for information on our interest rate swap agreements. In March 2005, we amended our senior secured credit agreement to permit the Company’s acquisition of the motive power battery business of FIAMM S.p.A. and the secured financing for such acquisition. Additionally, the amendment revised the senior secured leverage ratio for the Company’s following six quarters. See Note 8 of the notes to the Consolidated Financial Statements in this Form 10-K for further discussion of this financing.

All obligations under the senior secured credit agreement are secured by, among other things, substantially all of our U.S. assets. Our credit agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under the $455.9 senior secured credit facility. We currently are in compliance with all covenants and conditions under our credit agreements.

In addition to cash flows from operating activities, we had available credit lines of approximately $165.6 million at March 31, 2007 to cover short-term liquidity requirements. On a long-term basis, our senior secured revolving credit facility is committed through March 2009, as long as we continue to comply with the covenants and conditions of the facility agreement. Included in our available credit lines at March 31, 2007, is $98.9 million of our senior secured revolving credit facility.

We believe that our cash flow from operations, available cash and available borrowing capacity under our senior secured credit agreement will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2007, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in millions)
Short-term debt	$11.7	$11.7	$—	$—	$—
Long-term debt	388.0	9.4	23.3	355.3	—
Interest on debt	101.3	26.6	51.4	23.3	—
Capital lease obligations	2.8	1.6	1.0	0.2	—
Operating leases	25.5	8.6	11.1	4.3	1.5
Pension and profit sharing	25.6	1.9	3.9	4.6	15.2
Purchase Commitments	5.0	5.0	—	—	—
Restructuring	13.0	2.5	1.0	2.0	7.5

Total	$572.9	$66.9	$92.1	$389.7	$24.2

Under our senior secured credit facility, we had outstanding standby letters of credit of $0.8 million, $1.2 million and $1.2 million at March 31, 2005, 2006 and 2007, respectively. The amounts shown in the table above do not include interest charges on these cash obligations.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. Shown below are the leverage ratios in connection with our senior secured credit agreement for fiscal 2006 and 2007. The total leverage ratio for fiscal 2006 is 3.4 times adjusted EBITDA (non-GAAP) as described below. Our leverage in fiscal 2006 reflected the borrowings to fund the FIAMM and GAZ acquisitions in June 2005 and October 2005, respectively. The total net debt, as defined under our senior secured credit agreement, for fiscal 2007 of approximately $384.3 million is 2.8 times adjusted EBITDA (non-GAAP) as described below. Our improved leverage in fiscal 2007 reflects improved net earnings and positive cash flows. Borrowings to fund our 2007 acquisitions were approximately $7 million and were financed using our available short term credit lines. We believe our future operating cash flow, net of capital expenditures, will remain positive. The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) as per our credit agreement:

	Fiscal 2006		Fiscal 2007
	(in millions, except ratios)
Net earnings as reported	$30.7		$45.2
Add back:
Depreciation and amortization	41.9		45.9
Interest expense	24.9		27.7
Income tax expense	14.1		17.9

EBITDA (non GAAP)(1)	$111.6		$136.7
Adjustments per credit agreement definitions	5.4	(2)	2.2	(3)

Adjusted EBITDA (non-GAAP) per credit agreements	$117.0		$138.9

Total net debt(4)	$394.8		$384.3

Leverage ratios:
Total net debt/adjusted EBITDA ratio(5)	3.4	X	2.8	X
Maximum ratio permitted	4.4	X	3.9	X
Consolidated interest coverage ratio(5)	4.9	X	5.2	X
Minimum ratio required	3.2	X	3.3	X

(1)	We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use it as a key measure of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our senior secured credit facility are based on EBITDA, subject to adjustments, which is shown above. Because we have a significant amount of debt, and because continued availability of credit under our senior secured credit facility is critical to our ability to meet our business plans, we believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding term and revolving credit loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing costs, which is included in interest expense.
(2)	The $5.4 million adjustments to EBITDA in fiscal 2006 related primarily to $1.4 million for equipment write-offs and fixed asset impairment and a $4.0 million adjustment for restructuring.

(3)	The $2.2 million adjustments to EBITDA in fiscal 2007 related primarily to $2.2 million for stock compensation expense.
(4)	Debt includes capital lease obligations and letters of credit issued under the senior secured credit facility and is net of U.S. cash and cash equivalents.
(5)	These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our senior secured credit facility.

Stockholders’ Equity

Stockholders’ equity increased $96.9 million during fiscal 2007, representing net earnings of $45.2 million, an increase for currency translation adjustments of $41.5 million due primarily to the strengthening of the European currencies, a $5.0 million unrealized gain on derivative instruments, a $0.3 million change in minimum pension liability, and $6.9 million in increases related to stock-based compensation and the exercise of stock options. These increases were partially offset by a $2.0 million decrease due to the adoption of SFAS 158 for additional minimum pension liability. Stockholders’ equity increased $7.5 million during fiscal 2006, representing net earnings of $30.7 million, a reduction for currency translation adjustments of $24.6 million due primarily to the weakening of the European currencies, a $2.2 million decrease due primarily to minimum pension liability, a $1.7 million unrealized gain on derivative instruments and $1.9 million of proceeds from the exercise of stock options.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

In February, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company for the fiscal year ended March 31, 2009. The Company is in the process of reviewing SFAS 159 and has not determined the effects on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2009. The Company is in the process of reviewing SFAS 157 and has not determined the effects on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 as of April 1, 2007. We are currently finalizing the evaluation of the impact that the adoption of FIN 48 will have, however, we do not believe the adoption of FIN 48 has a material impact on our financial statements, financial position, results of operations or cash flows.

Related Party Transactions

SFAS No. 57, Related Party Disclosures, (“SFAS 57”) requires us to identify and describe material transactions involving related persons or entities and to disclose information necessary to understand the effects of such transactions on our consolidated financial statements. In fiscal 2007, under the terms of its shareholders’

agreement, the Company paid approximately $0.8 million in fees related to a shelf registration statement and a secondary offering of 6,000,000 shares of the Company’s common stock to Lehman Brothers Inc. by certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

Quarterly Information

Fiscal 2006 and 2007 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2007 versus fiscal 2006 analyses previously discussed.

	Fiscal 2006				Fiscal 2007
	July 4, 2005 1st Qtr.	Oct 2, 2005 2nd Qtr.	Jan 1, 2006 3rd Qtr.	March 31, 2006 4th Qtr.	July 2, 2006 1st Qtr.	Oct 1, 2006 2nd Qtr.	Dec. 31, 2006 3rd Qtr.	March 31, 2007 4th Qtr.
	(in millions, except per share amounts)
Net sales	$303.9	$304.4	$321.8	$353.2	$359.0	$353.9	$377.9	$413.6
Cost of goods sold	237.4	240.2	252.2	276.7	281.9	276.2	301.1	334.1

Gross profit	66.5	64.2	69.6	76.5	77.1	77.7	76.8	79.5
Operating expenses, including amortization	48.9	48.3	49.9	52.8	54.3	54.0	55.7	57.1
Charges relating to restructuring	—	6.0	2.6	—	—	—	—	—
Litigation settlement income	—	—	—	—	(2.8)	(1.0)	—	—

Operating earnings	17.6	9.9	17.1	23.7	25.6	24.7	21.1	22.4
Interest expense	5.8	6.3	6.4	6.4	7.0	7.0	7.1	6.6
Other (income) expense, net	(1.6)	(0.1)	(0.2)	0.5	0.8	0.9	0.9	0.5

Earnings before income taxes	13.4	3.7	10.9	16.8	17.8	16.8	13.1	15.3
Income tax expense(1)	4.6	1.2	3.1	5.1	5.6	5.3	2.2	4.7

Net earnings available to common stockholders	$8.8	$2.5	$7.8	$11.7	$12.2	$11.5	$10.9	$10.6

Net earnings per common share
Basic	$0.19	$0.05	$0.17	$0.25	$0.26	$0.25	$0.24	$0.23
Diluted	0.19	0.05	0.17	0.25	0.26	0.24	0.23	0.22
Weighted average shares outstanding
Basic	46,166,709	46,214,469	46,249,384	46,278,229	46,338,013	46,471,958	46,597,387	46,751,194
Diluted	46,366,789	46,900,296	46,949,052	46,941,858	47,145,216	47,769,804	47,699,968	47,570,202

(1)	Includes non-recurring tax benefits of $0.5 million recorded in the third fiscal quarter of 2006 and $2.0 million recorded in the third fiscal quarter of 2007.

The effective income tax rate was 28.4 % in fiscal 2007, compared to 31.4% in fiscal 2006. The fiscal 2007 tax expense includes a non-recurring tax benefit of approximately $2.0 million recorded in the third fiscal quarter of 2007, attributable to the favorable resolution of a prior year tax matter related to our European business, which reduced our book effective tax rate by 3.2 percentage points. Additionally, in fiscal 2007, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions had an approximate one percentage point decrease on our effective tax rate. A non-recurring $0.5 million tax benefit was recorded in the third fiscal quarter of 2006.

Net Sales

Quarterly net sales by business segment were as follows:

	Fiscal 2006				Fiscal 2007
	1st Qtr.	2nd Qtr	3rd Qtr.	4th Qtr.	1st Qtr	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales:
Reserve power	$136.3	$140.0	$140.8	$154.0	$158.4	$158.8	$157.0	$168.4
Motive power	167.6	164.4	181.0	199.2	200.6	195.1	220.9	245.2

Total	$303.9	$304.4	$321.8	$353.2	$359.0	$353.9	$377.9	$413.6

Segment net sales as % total:
Reserve power	44.9%	46.0%	43.8%	43.6%	44.1%	44.9%	41.5%	40.7%
Motive power	55.1	54.0	56.2	56.4	55.9	55.1	58.5	59.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Fiscal 2007 net sales on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation, were relatively unchanged over the first three quarters and increased 10% in the final quarter of fiscal 2007. The generally favorable global economic conditions that we experienced in fiscal 2006 continued to favorably impact our sales in fiscal 2007. Historically, a smaller sequential change in the first three quarters is typical of our business as our fourth quarter is generally our strongest. Our motive power segment is heavily influenced by growth in the distribution and manufacturing sectors. In fiscal 2007, the motive power segment posted solid double-digit year-on-year percentage gains. Our reserve power segment, which is dependant on growth in telecom, UPS and aerospace & defense, posted solid year-on-year percentage gains in fiscal 2007.

Fiscal 2006 net sales on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation, showed increases of approximately 5.1%, 1.2%, 12.0% and 8.1%. The generally favorable global economic conditions that we experienced in fiscal 2005 continued to favorably impact our sales in fiscal 2006. Our motive power segment included the results of FIAMM since its acquisition on June 1, 2005. In fiscal 2006, the motive power segment posted solid double-digit year-on-year percentage gains. Our reserve power segment, which is dependant on growth in telecom, UPS and aerospace & defense, and included the results of GAZ since its acquisition on October 11, 2005, posted solid year-on-year percentage gains in the first half of fiscal 2006 and double-digit year-on-year percentage gains in the second half of fiscal 2006.

The change in the mix of reserve power and motive power sales to total sales during the quarterly periods within fiscal 2007 and 2006 primarily reflects the addition of FIAMM sales to the motive power segment in the first quarter of 2006, and the strong growth of the motive power segment in fiscal 2007.

Operating Earnings

Fiscal 2007 operating earnings on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation and the favorable litigation settlements in the first and second fiscal quarters, showed (decreases) increases of approximately (7.8)%, 4.9%, (10.4)% and 4.2% on a quarter-to-quarter sequential basis. Our operating earnings were significantly affected by selling price increases and our continuing cost savings programs, partially offset by higher commodity costs.

Fiscal 2006 operating earnings on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation and the restructuring and other charges in the second and third fiscal quarters, showed (decreases) increases of approximately (0.1)%, (44.9)%, 72.2% and 38.9% on a quarter-to-quarter sequential basis. Our operating earnings were significantly affected by higher commodity and public company costs, partially offset by selling price increases and our continuing cost savings programs.

Other (Income) Expense, Net

Fiscal 2007 other expense, net of $3.0 million is primarily attributed to $1.6 million in foreign currency net transaction losses associated with short-term intercompany loan balances and $0.8 million for fees related to a secondary offering.

Fiscal 2006 other income, net of $1.4 million is primarily attributed to increased foreign currency net transaction gains associated with short-term intercompany loan balances.

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

Commodity Cost Risks

We have a significant risk in our exposure to certain raw materials, which we estimate were approximately half of total cost of goods sold for fiscal 2006 and 2007. Our largest single raw material cost is lead, for which the cost remains volatile. To mitigate against large increases in lead costs, we enter into contracts with financial institutions to fix the price of lead. We had the following contracts at the dates shown below:

Date	$’s Under Contract	# Pounds Under Contract	Average Contract Price/Pound	Approximate % of Lead Requirements(1)
	(in millions)	(in millions)
March 31, 2007	$51.8	73.5	$0.70	15%
March 31, 2006	17.4	32.8	0.53	7%
March 31, 2005	3.7	9.9	0.37	3%

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead (over our estimated cost in fiscal 2007) would increase our annual total cost of goods sold by approximately $27.0 million or 1.8% of net sales.

Foreign Currency Exchange Rate Risks

The Company manufactures its products primarily in China, France, Germany, Italy, Mexico, Poland, the United Kingdom, Bulgaria and the United States. Over half of the Company’s sales and expenses are transacted in foreign currencies. The Company’s sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where the Company’s products are sold. Additionally, as the Company reports its financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where it has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the euro, British pound, Polish zloty, Mexican peso, Canadian dollar and Chinese renminbi.

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. Based primarily on statistical currency correlations on the Company’s exposures in fiscal 2007, we are highly confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $6 million in more than one year out of twenty years.

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of March 31, 2007, March 31, 2006 and March 31, 2005, we had entered into a total of $93.1 million, $34.3 million and $0 forward contracts, with the March 31, 2007 details as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual Requirements(2)
Sell Euros for U.S. dollars	$74.0	$/€1.32	50%
Sell UK pounds for U.S. dollars	9.1	$/£1.92	53%
Sell Euros for Polish zloty	8.5	PLN/€3.89	47%
Sell Canadian dollars for U.S. dollars	1.5	Can/$1.11	13%

Total	$93.1

(2)	Based on the fiscal year currency requirements for the year ended March 31, 2007.

Foreign exchange translation adjustments are recorded on the Consolidated Statements of Comprehensive Income.

Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges, actual gains and losses in the future may differ from our historical results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Consolidated financial statements for fiscal years ended March 31, 2005, 2006 and 2007

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2007.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of March 31, 2007. That report appears in our Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

/s/ JOHN D. CRAIG	/s/ MICHAEL T. PHILION
John D. Craig	Michael T. Philion
Chairman, President and	Executive Vice President-Finance and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

The Board of Directors and Stockholders

EnerSys

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that EnerSys maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EnerSys’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that EnerSys maintained effective internal control over financial reporting as of March 31, 2007 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EnerSys maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of EnerSys and our report dated June 11, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

June 11, 2007

Report of Independent Registered Public Accounting Firm

On Consolidated Financial Statements and Schedule

The Board of Directors and Stockholders

EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for employee stock compensation plans and defined benefit pension and other postretirement plans in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EnerSys’ internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

June 11, 2007

EnerSys

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$15,217	$37,785
Accounts receivable, net	308,625	351,594
Inventories, net	179,537	234,326
Deferred taxes	20,338	11,433
Prepaid and other current assets	23,978	39,155

Total current assets	547,695	674,293

Property, plant, and equipment, net	281,744	300,995
Goodwill	316,729	332,874
Other intangible assets, net	80,831	80,540
Deferred taxes	13,843	—
Other assets	23,106	20,311

Total assets	$1,263,948	$1,409,013

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$6,571	$11,729
Current portion of long-term debt	8,225	9,353
Current portion of capital lease obligations	1,367	1,563
Accounts payable	157,792	200,157
Accrued expenses	159,671	175,239
Deferred taxes	2,635	—

Total current liabilities	336,261	398,041

Long-term debt	384,142	378,667
Capital lease obligations	2,185	999
Deferred taxes	55,357	43,690
Other liabilities	40,815	45,517

Total liabilities	818,760	866,914

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2006 and at March 31, 2007	—	—
Common Stock, $0.01 par value, 135,000,000 shares authorized, 46,560,940 shares issued and outstanding at March 31, 2006; 47,042,444 shares issued and outstanding at March 31, 2007	466	471
Additional paid-in capital	335,263	339,114
Unearned stock grant compensation	(3,090)	—
Retained earnings	54,270	99,480
Accumulated other comprehensive income	58,279	103,034

Total stockholders’ equity	445,188	542,099

Total liabilities and stockholders’ equity	$1,263,948	$1,409,013

See accompanying notes.

EnerSys

Consolidated Statements of Income

(In Thousands Except Share and Per Share Data)

	Fiscal year ended March 31,
	2005	2006	2007
Net sales	$1,083,862	$1,283,265	$1,504,474
Cost of goods sold	828,447	1,006,467	1,193,266

Gross profit	255,415	276,798	311,208
Operating expenses	179,015	199,900	221,102
Restructuring and other charges	—	8,553	—
Litigation settlement income	—	—	(3,753)

Operating earnings	76,400	68,345	93,859
Interest expense	23,275	24,900	27,733
Charges relating to a settlement agreement, write-off of deferred financing costs and a prepayment penalty	6,022	—	—
Other (income) expense, net	(2,639)	(1,358)	3,024

Earnings before income taxes	49,742	44,803	63,102
Income tax expense	17,359	14,077	17,892

Net earnings	$32,383	$30,726	$45,210
Series A convertible preferred stock dividends	8,155	—	—

Net earnings available to common shareholders	$24,228	$30,726	$45,210

Net earnings per common share:
Basic	$0.67	$0.66	$0.97

Diluted	$0.65	$0.66	$0.95

Weighted-average shares of common stock outstanding:
Basic	36,416,358	46,226,582	46,539,638

Diluted	37,046,697	46,788,363	47,546,240

See accompanying notes.

EnerSys

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Series A Convertible Preferred Stock	Common Stock	Paid-in Capital	Unearned Stock Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2004	$7	$110	$188,766	$—	$(8,839)	$59,258	$239,302

Stock-based compensation	—	—	210	—	—	—	210
Converted to common stock at IPO	(7)	225	(218)	—	—	—	—
Exercise of stock options	—	2	2,364	—	—	—	2,366
Net IPO proceeds	—	125	139,107	—	—	—	139,232
Net earnings	—	—	—	—	32,383	—	32,383
Other comprehensive income:
Minimum pension liability adjustment, net of tax of $142	—	—	—	—	—	(259)	(259)
Unrealized income on derivative instruments, net of tax of $(1,810)	—	—	—	—	—	2,746	2,746
Foreign currency translation adjustment	—	—	—	—	—	21,670	21,670

Comprehensive income							56,540

Balance at March 31, 2005	—	462	330,229	—	23,544	83,415	437,650

Stock-based compensation	—	—	—	381	—	—	381
Issuance of restricted shares	—	3	3,468	(3,471)	—	—	—
Exercise of stock options	—	1	1,566	—	—	—	1,567
Net earnings	—	—	—	—	30,726	—	30,726
Other comprehensive income:
Minimum pension liability adjustment, net of tax of $58	—	—	—	—	—	(2,251)	(2,251)
Unrealized income on derivative instruments, net of tax of $(991)	—	—	—	—	—	1,739	1,739
Foreign currency translation adjustment	—	—	—	—	—	(24,624)	(24,624)

Comprehensive income							5,590

Balance at March 31, 2006	—	466	335,263	(3,090)	54,270	58,279	445,188

Reclassification of unearned stock compensation	—	—	(3,090)	3,090	—	—	—
Stock-based compensation	—	—	3,118	—	—	—	3,118
Exercise of stock options	—	5	1,797	—	—	—	1,802
Tax benefit from stock options	—	—	2,026	—	—	—	2,026
Net earnings	—	—	—	—	45,210	—	45,210
Accumulated other comprehensive income	—	—	—	—	—	46,738	46,738
Adoption of SFAS 158, net of tax of $832	—	—	—	—	—	(1,983)	(1,983)

Balance at March 31, 2007	$—	$471	$339,114	$—	$99,480	$103,034	$542,099

2007 Comprehensive income
Net Income					$45,210	$—	$45,210
Minimum pension liability adjustment, net of tax of $(7)					—	259	259
Unrealized income on derivative instruments, net of tax of $(2,637)					—	4,966	4,966
Foreign currency translation adjustment					—	41,513	41,513

Comprehensive income					$45,210	$46,738	$91,948

See accompanying notes.

EnerSys

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal year ended March 31
	2005	2006	2007
Cash flows from operating activities
Net earnings	$32,383	$30,726	$45,210
Adjustments to reconcile net earnings to net cash provided by operating activities:
Write-off of deferred financing costs	3,622	—	—
Depreciation and amortization	41,541	43,270	47,358
Provision for doubtful accounts	(441)	596	315
Provision for deferred taxes	9,907	5,518	7,970
Stock compensation expense	210	381	3,118
Loss on disposal and impairment of fixed assets	2,109	2,604	730
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,396)	(56,017)	(22,673)
Inventory	(8,205)	(25,757)	(39,642)
Prepaid expenses and other current assets	3,649	2,244	(4,799)
Other assets	(428)	340	(322)
Accounts payable	1,713	42,531	31,659
Accrued expenses	(27,717)	(1,928)	6,522
Other liabilities	(15,594)	(1,636)	(3,022)

Net cash provided by operating activities	29,353	42,872	72,424

Cash flows from investing activities
Capital expenditures	(31,828)	(39,665)	(42,355)
Purchase of businesses, net of cash acquired	(1,168)	(38,135)	(6,979)
Proceeds from disposal of property, plant, and equipment	4,005	924	282

Net cash used in investing activities	(28,991)	(76,876)	(49,052)

Cash flows from financing activities
Net increase in short-term debt	2,351	1,453	3,607
Proceeds from the issuance of long-term debt	365,000	29,979	127
Deferred financing costs	(1,249)	(322)	(572)
Payments of long-term debt	(502,967)	(4,110)	(6,964)
Payments of capital lease obligations, net	(1,175)	(661)	(1,349)
Exercise of stock options	1,676	1,492	1,802
Tax benefits from exercise of stock options	345	74	2,026
Net proceeds from initial public offering	139,232	—	—

Net cash provided by (used in) financing activities	3,213	27,905	(1,323)
Effect of exchange rate changes on cash	559	(25)	519

Net increase (decrease) in cash and cash equivalents	4,134	(6,124)	22,568
Cash and cash equivalents at beginning of year	17,207	21,341	15,217

Cash and cash equivalents at end of year	$21,341	$15,217	$37,785

See accompanying notes.

EnerSys

Notes to Consolidated Financial Statements

March 31, 2007

(In Thousands, Except Share and Per Share Data)

1. Summary of Significant Accounting Policies

Description of Business

EnerSys and its predecessor companies have been manufacturers of industrial batteries for over 100 years. Morgan Stanley Capital Partners (currently Metalmark Capital) teamed with the management of Yuasa, Inc. in late 2000 to acquire from Yuasa Corporation (Japan) its reserve power and motive power battery businesses in North and South America. We were incorporated in October 2000 for the purpose of completing the Yuasa, Inc. acquisition from Yuasa Corporation (Japan). The acquired businesses included the Exide, General and Yuasa brands. On January 1, 2001, we changed our name from Yuasa, Inc. to EnerSys to reflect our focus on the energy systems nature of our businesses. In early 2002, we acquired the reserve power and motive power business of the Energy Storage Group (ESG), of Invensys plc (Invensys), whose principal brands were Hawker, PowerSafe and DataSafe. In June 2005, we acquired the motive power battery business of FIAMM, S.p.A. (FIAMM). FIAMM complements our existing European motive power business and its principal brand is FIAMM MOTIVE POWER. In October 2005, we acquired Gerate- und Akkumulatorwerk Zwickau GmbH (GAZ), based in Zwickau, Germany. GAZ is a producer of specialty nickel-based batteries utilized primarily in the energy, rail, telecommunications and uninterruptible power supply (UPS) industries worldwide, and its principal brand is GAZ. In May 2007, the Company acquired a 97% interest in the reserve power and motive power business of Energia AD, located in Targovishte, Bulgaria. The acquisition provides the Company with an additional low cost manufacturing platform with substantial expansion potential and increases the Company’s market presence in the rapidly growing Eastern European and Russian markets. Energia’s principal brand is Energia.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This occurs when we ship in accordance with terms of the underlying agreement, title transfers, collectability is reasonably assured and pricing is fixed and determinable. Shipment terms to our battery product customers are either shipping point or destination and accordingly revenue is recognized when title is transferred to the customer. Our customer shipment terms are primarily FOB shipping point and do not differ significantly between our regions of the world. Amounts invoiced to customers for shipping and handling are classified as revenue. Taxes on revenue producing transactions are not included in net sales. The Company’s revenue recognition policy does not differ significantly between customers or regions of the world.

The Company recognizes revenue from the service of its reserve power and motive power products when the respective services are performed.

Accruals are made at the time of sale for sales returns and other allowances based on the Company’s experience.

Freight Expense

Amounts billed to customers for outbound freight costs are classified as sales in the consolidated income statement. Costs incurred by the Company for outbound freight costs to customers, inbound and transfer freight are classified in cost of sales.

Warranties

Substantially all of the Company’s products are warranted for a period of one to twenty years. The Company provides for estimated product warranty expenses when the related products are sold.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of $4,565 and $4,420 at March 31, 2006 and 2007, respectively. The allowance is based on management’s estimate of uncollectible accounts, analysis of historical data and trends, as well as review of all relevant factors concerning the financial capability of its customers. Accounts receivable are considered to be past due based on how payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is worthless.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The cost of inventory consists principally of material, labor, and associated overhead.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and include expenditures that substantially increase the useful lives of the assets. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: 10 to 33 years for buildings and improvements and 3 to 15 years for machinery and equipment.

Depreciation expense for the fiscal years ended March 31, 2005, 2006 and 2007 totaled $40,102, $41,466 and $45,379, respectively. Maintenance and repairs are expensed as incurred. Interest on capital projects is capitalized during the construction period and amounted to $208, $334 and $756 for the fiscal years ended March 31, 2005, 2006 and 2007, respectively.

Intangible Assets

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) eliminated the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. The Company has determined that trade names and goodwill are indefinite-lived assets, as defined by SFAS 142, and therefore not subject to amortization.

The Company tests for the impairment of its goodwill and trade names at least annually and whenever events or circumstances occur indicating that a possible impairment has been incurred. The Company utilizes financial projections of its reporting segments, certain cash flow measures, as well as its market capitalization in its determination of the fair value of these assets.

Environmental Expenditures

In accordance with SFAS No. 5 Accounting for Contingencies (“SFAS 5”) and Statement of Position 96-1, Environmental Remediation Liabilities, we record a loss and establish a reserve for the remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonable estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts existing and proposed technology, the identification of other potentially responsible parties, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management’s judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum probable loss is accrued.

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. In fiscal 2005 and 2006, the Company recorded impairment charges of $1,153 and $1,273, respectively, which are included in operating expenses.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. The Company uses interest rate swap and option agreements to manage risk on a portion of its floating-rate debt. The Company uses lead hedge contracts to manage risk of the cost of lead.

Because of short maturities, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximates fair value. The fair value of the Company’s long-term debt, described in Note 8, approximates its carrying value and the fair value of derivative instruments is described in Note 11.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes.

The Company accounts for income tax contingencies in accordance with the SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The Company is subject to periodic audits of its income tax returns by federal, state and local agencies. In evaluating the exposures associated with our various tax filing positions, including state and local taxes, the Company records reserves for what is identified as probable exposures. A number of years may elapse before a particular matter for which a reserve has been established is audited and fully resolved. The estimate of the Company’s tax contingencies reserve contains uncertainty because management must use judgment to estimate the exposures associated with various tax filing positions. To make these judgments, management makes determinations about the likelihood that the specific taxing authority may challenge the tax deductions that have been taken on the Company’s tax return. Based on information about other tax settlements, the Company estimates amounts that may be settled with taxing authorities in order to conclude audits. To the extent the Company prevails in matters for which reserves have been established, or is required to pay amounts in excess of its reserves, its effective tax rate in a given financial statement period could be materially affected.

An unfavorable tax settlement would require use of the Company’s cash and result in an increase in the effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective tax rate in the year of resolution.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

Deferred financing fees, net of accumulated amortization totaled $6,639 and $6,054 as of March 31, 2006 and 2007, respectively. Amortization expense included in interest expense was $1,388, $1,384 and $1,462 for the fiscal years ended March 31, 2005, 2006 and 2007, respectively.

Derivative Financial Instruments

The Company has entered into interest rate swap agreements and option agreements to manage risk on a portion of its long-term floating-rate debt. The Company has entered into lead forward purchase contracts to manage risk of the cost of lead. The Company has entered into foreign exchange forward contracts and option contracts to manage risk on foreign currency exposures. The agreements are with major financial institutions, and the Company believes the risk of nonperformance by the counterparties is negligible. The counterparties to certain of these agreements are lenders under the Credit Agreement and liabilities related to these agreements are covered under the security provisions of the Credit Agreement. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company recognizes all derivatives as either assets or liabilities in the accompanying balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed on the initial purchases each month that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such interest rate swap agreements. Inventory and cost of goods sold are adjusted to include the payments made or received under such lead and foreign currency forward contracts. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in earnings in the period in which the underlying hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in earnings.

Pension Plans

The company uses certain assumptions in the calculation of the actuarial valuation of our defined benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return of assets. If actual results are less favorable than those projected by us, additional expense may be required.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The requirement to recognize the funded status of a defined benefit postretirement plan became effective March 31, 2007, and the Company adopted the recognition requirements as of March 31, 2007.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

In connection with the fiscal 2007 adoption of SFAS 158, the Company recorded an additional pension liability of $2,815 for the remaining underfunded status of our benefit plans at March 31, 2007, with an offsetting amount recorded in accumulated other comprehensive income, net of taxes.

Stock-Based Compensation Plans

The Company maintains three management equity incentive plans that reserve 11,289,232 shares of Common Stock for the grant of various classes of nonqualified stock options, restricted stock, restricted stock units and other forms of equity based compensation. The 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan are described more fully in Note 16. Non-qualified stock options have been granted to employees under these plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest over a four-year period and become exercisable in annual installments over the vesting period. Options generally expire in 10 years.

During fiscal years 2005 and 2006, the Company followed the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS 148”) that allowed an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), provided it disclosed the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. Accordingly, no stock option related compensation expense was recognized for its stock-based compensation plans during fiscal 2005 and 2006.

On April 1, 2006, the Company adopted, using the modified prospective application, Statement of Financial Accounting Standards No. 123(revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values. Under the modified prospective method, prior interim period and prior fiscal year financial statements will not reflect any restated amounts for the adoption of SFAS 123(R). Upon its adoption of SFAS 123(R), the Company began recording compensation cost related to the continued vesting of all stock options that remained unvested as of April 1, 2006, as well as for all stock options granted, modified or cancelled after the Company’s adoption date. The compensation cost is being recorded based on the fair value at the grant date.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance

March 31, 2006
Minimum pension liabilities	$(1,715)	$(2,309)	$58	$(2,251)	$(3,966)
Unrealized (loss) income on derivative instruments	168	2,730	(991)	1,739	1,907
Foreign currency translation adjustment	84,962	(24,624)	—	(24,624)	60,338

Accumulated other comprehensive income, net of tax	$83,415	$(24,203)	$(933)	$(25,136)	$58,279

March 31, 2007
Minimum pension liabilities	$(3,966)	$266	$(7)	$259	$(3,707)
SFAS 158 Adoption	—	(2,815)	832	(1,983)	(1,983)
Unrealized (loss) income on derivative instruments	1,907	7,603	(2,637)	4,966	6,873
Foreign currency translation adjustment	60,338	41,513	—	41,513	101,851

Accumulated other comprehensive income, net of tax	$58,279	$46,567	$(1,812)	$44,755	$103,034

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

New and Proposed Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company for the fiscal year ended March 31, 2009. The Company is in the process of reviewing SFAS 159 and has not determined the effects on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2009. The Company is in the process of reviewing SFAS 157 and has not determined the effects on the consolidated financial statements, however, it does not believe the adoption of SFAS 157 will have a material impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes threshold and measurement

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN 48 as of April 1, 2007. The Company is currently finalizing its evaluation of the impact that adoption of FIN 48 will have on its financial position, results of operations and cash flows, but it does not believe the adoption of FIN 48 will have a material impact on the Company’s financial statements.

Collective Bargaining

At March 31, 2007, the Company had approximately 7,800 employees. Of these employees, approximately 3,200, almost all of whom work in the Company’s European facilities, were covered by collective bargaining agreements. The average term of these agreements is one to two years with the longest term being three and one-half years, and these agreements expire over the period through 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

On May 18, 2007, the Company acquired a 97% interest in Energia AD, a producer of industrial batteries, located in Targovishte, Bulgaria. The total purchase price for this transaction was approximately euro 13,000 (approximately $17,000) including transaction costs and adjustments and was financed using EnerSys’ cash and existing credit facilities. The acquisition provides the Company with an additional low cost manufacturing platform with substantial expansion potential and increases the Company’s market presence in the rapidly growing Eastern European and Russian markets.

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

On August 22, 2006, the Company acquired the assets, including manufacturing facilities, of Chaozhou Xuntong Power Source Company Limited (“CFT”), located in Chaoan, China. This facility manufactures valve-regulated, lead-acid batteries. This acquisition provides the Company with additional capacity needed to meet the growing customer demand for reserve power batteries. The total purchase price for this transaction was approximately $5,300 and was financed using existing EnerSys credit facilities.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

On October 11, 2005, the Company completed the acquisition of Gerate- und Akkumulatorwerk Zwickau GmbH (GAZ), based in Zwickau, Germany. The total cash purchase price net of cash received for this transaction was approximately $2,671 (excluding assumed debt of approximately $760) and was financed using existing EnerSys credit facilities. GAZ is a producer of specialty nickel-based batteries utilized primarily in the energy, rail, telecommunications and uninterruptible power supply (UPS) industries worldwide. The acquisition has been accounted for as a purchase and has resulted in the recognition of $1,891 of goodwill in the Company’s financial statements.

On June 1, 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. (FIAMM). The total cash purchase price was $32,708 and was primarily financed using a new term credit facility with San Paolo IMI S.p.A., and Banca Intesa S.p.A as described in Note 8. This acquisition, which complements our existing European motive power business, has been accounted for as a purchase and resulted in the recognition of $6,435 of goodwill in the Company’s financial statements.

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

The results of FIAMM, GAZ, EAS, CFT and Leclanché have been included in the Company’s results of operations from the dates of their respective acquisitions.

In connection with certain of its acquisitions, the Company formulated restructuring plans for the integration of the acquired businesses. See Note 20 for additional information regarding these plans.

3. Inventories

Net inventories consist of:

	2006	2007
Raw materials	$44,453	$53,789
Work-in-process	50,472	62,881
Finished goods	84,612	117,656

Total	$179,537	$234,326

Inventory reserves for obsolescence and other estimated losses, mainly relating to finished goods, were $8,711 and $10,024 at March 31, 2006 and 2007, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	2006	2007
Land, buildings, and improvements	$114,814	$130,820
Machinery and equipment	307,854	353,907
Construction in progress	13,589	19,757

	436,257	504,484
Less accumulated depreciation	(154,513)	(203,489)

Total	$281,744	$300,995

5. Goodwill and Other Intangible Assets

Information regarding the Company’s goodwill and other intangible assets follows:

	2006			2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill(1)	$318,141	$(1,412)	$316,729	$334,286	$(1,412)	$332,874
Trademarks	79,746	(953)	78,793	79,746	(953)	78,793
Amortizable intangible assets:
Customer lists	1,273	(218)	1,055	1,361	(491)	870
Non-compete	628	(107)	521	679	(240)	439
Patents	250	(92)	158	250	(109)	141
Trademarks	365	(61)	304	365	(134)	231
Licenses	—	—	—	69	(3)	66

Total	$400,403	$(2,843)	$397,560	$416,756	$(3,342)	$413,414

The changes in the carrying amount of goodwill by business segment are as follows:

	2006			2007
	Reserve	Motive	Total	Reserve	Motive	Total
Balance at beginning of year(1)	$164,564	$152,051	$316,615	$159,685	$157,044	$316,729
FIAMM acquisition	—	6,450	6,450	—	(15)	(15)
GAZ acquisition	1,891	—	1,891	—	—	—
Other acquisitions	—	1,289	1,289	1,073	259	1,332
Income tax adjustment for ESG and Yuasa, Inc. acquisitions	(1,264)	(1,350)	(2,614)	(1,362)	(1,786)	(3,148)
Foreign currency translation gain (loss)	(5,506)	(1,396)	(6,902)	8,713	9,263	17,976

Balance at end of year(1)	$159,685	$157,044	$316,729	$168,109	$164,765	$332,874

(1)	Gross goodwill in 2006 includes $7,962 attributable to a correction of an error in prior years within purchase accounting of ESG. A corresponding decrease in other assets, pension has been recorded. The adjustment was not deemed material, however, prior period amounts were corrected for comparability purposes.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

The Company estimated tax-deductible goodwill to be approximately $24,000, $23,000 and $21,500 as of March 31, 2005, 2006 and 2007, respectively.

6. Other Assets

Prepaid and other current assets consist of the following:

	March 31,
	2006	2007
Lead hedges	$—	$12,040
Non-trade receivables	1,616	9,694
Prepaid other taxes	5,294	4,773
Prepaid income taxes	7,049	3,306
Other	10,019	9,342

Total	$23,978	$39,155

Other assets consist of the following:

	March 31,
	2006	2007
Leases receivable	$4,939	$8,804
Deferred financing fees	5,522	4,524
Rental batteries	7,031	2,710
Other	5,614	4,273

Total	$23,106	$20,311

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2006	2007
Payroll and benefits	$36,815	$46,919
Warranty	26,652	27,533
Accrued selling expenses	20,532	24,345
Income taxes, currently payable	25,302	18,374
VAT and other non-income taxes	8,133	9,367
Freight	4,218	5,417
Restructuring	9,289	5,408
Pension and social security	7,184	4,973
Interest	2,540	2,480
Other	19,006	30,423

Total	$159,671	$175,239

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

8. Debt

In connection with the acquisition of ESG, in March 22, 2002, the Company assumed a $5,000 note payable to the prior owner of an acquired manufacturing plant in Mexico. The note was due on February 2, 2004, plus accrued interest at a one-year LIBOR rate (3.28% at March 31, 2005). In fiscal 2004, the Company paid $1,786 on the note and the balance was suspended pending settlement of certain disputes. In fiscal 2005 and 2006, the Company made principal payments totaling $230, $320, respectively on this note. In October 2006, this debt was settled in a confidential arrangement.

In August 2004, the Company amended its credit agreement and reduced our borrowing rates on the senior secured term loan B by 0.50% to LIBOR + 2.00%. The existing term loans ($361,137 plus accrued interest) were paid in full and simultaneously new term B loans of $365,000 were borrowed.

In March 2005, the Company amended its credit agreement to permit the Company’s planned acquisition of the motive power battery business of FIAMM S.p.A. and the secured financing for such acquisition. Additionally, the amendment revised the senior secured leverage ratio for the Company’s next six quarters.

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

Effective November 27, 2006, the Company amended its Euro 25,000 Credit Agreement, and effective June 29, 2006, the Company amended its senior credit facility, which consisted of a $358,600 term loan B and a $100,000 revolving credit line. Under the amendments, the lenders approved the elimination of the covenants relating to the Company’s senior secured debt leverage ratio (while maintaining the covenants relating to its total debt leverage ratio) and several minor technical changes in the agreement. The Company pursued these amendments to provide greater operating flexibility and to increase its borrowing capacity for potential acquisition opportunities.

As of February 5, 2007, EnerSys completed the Fourth Amendment to the Credit Agreement in connection with its $480,000 senior secured Credit Agreement. The Lenders approved a reduction of 25 basis points in the credit spread to LIBOR +175 basis points on $355,900 of term loans which will reduce the Company’s future interest costs by approximately $800 per year during the term. The reduction was effective as of February 9, 2007. The existing $355,900 term loans were converted into new term B loans.

The $355,900 senior secured term loan B is subject to a 0.25% quarterly principal amortization and matures on March 17, 2011. The $100,000 revolving credit line matures on March 17, 2009. Obligations under the credit facilities are secured by substantially all of our United States existing and hereafter acquired assets, including substantially all of the capital stock of all of our United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of our foreign subsidiaries that are owned by our United

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

States companies. Borrowings under the credit agreements bear interest at a floating rate based, at our option, upon (i) a LIBOR rate plus an applicable percentage (currently 1.75%) or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (currently 0.75%). There is a provision that would require prepayment based upon certain excess cash flow amounts, as defined. There are no prepayment penalties on loans under the $455,900 senior secured credit facility.

Effective April 30, 2007, the Company amended its Euro 25,000 Credit Agreement. Under the amendment, the lenders approved the acquisition of Energia AD.

As of March 31, 2006 and 2007, the Company had available under all its lines of credit approximately $130,700 and $165,600, respectively. Included in the March 31, 2006 and 2007 amounts are $31,800 and $66,800, respectively, of uncommitted lines of credit.

The average effective borrowing rates for 2006 and 2007 were 5.7% and 6.6% respectively.

The following summarizes the Company’s long-term debt:

	March 31,
	2005	2006	2007
Term Loan B: Payable in quarterly installments of $890 through March 17, 2011, with the remaining balance due on March 17, 2011, bearing interest at 7.11% at March 31, 2007(1)	$362,263	$358,613	$354,985
Euro Term Loan: Payable in quarterly installments between €1,000 and €1,750 beginning March 31, 2007 through June 30, 2011, bearing interest at 5.06% at March 31, 2007	—	30,343	32,098
Note payable, bearing interest at 3.28%, 0.00% and 0.00% at March 31, 2005, 2006 and 2007, respectively	2,984	2,664	—
Other	—	747	937

Total debt	365,247	392,367	388,020
Less current portion	6,634	8,225	9,353

Total long-term debt	$358,613	$384,142	$378,667

(1)	LIBOR component on $203,000 swapped into fixed rates as discussed in Note 11.

The Company paid $22,110, $23,704 and $25,961, net of interest received, for interest during the fiscal years ended March 31, 2005, 2006 and 2007, respectively. Aggregate maturities of long-term debt are as follows:

2008	$9,353
2009	11,407
2010	11,918
2011	353,337
2012	2,005
Thereafter	—

$388,020

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

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

As of March 31, 2006 and 2007, the Company had $1,150 of standby letters of credit outstanding that reduced the borrowings available under the Revolving Credit Line. As of March 31, 2006 and 2007, the Company had $1,111 and $1,242, respectively, of bank guarantees ($1,242 to be paid in fiscal 2008).

9. Leases

The Company’s future minimum lease payments under capital and operating leases that have noncancelable terms in excess of one year at March 31, 2007 are as follows:

	Capital Leases	Operating Leases
2008	$1,563	$8,653
2009	651	6,421
2010	403	4,655
2011	158	2,603
2012	14	1,658
Thereafter	—	1,469

Total minimum lease payments	2,789	$25,459

Amounts representing interest	227

Net minimum lease payments, including current portion of $1,563	$2,562

Rental expense was $19,833, $22,555 and $ 25,593 for the fiscal years ended March 31, 2005, 2006 and 2007, respectively. Amortization of capitalized leased assets is included in depreciation expense. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

10. Other Liabilities

Other long-term liabilities consists of the following:

	March 31,
	2006	2007
Pension and profit sharing obligation	$18,994	$24,534
Restructuring reserves	8,483	7,640
Deferred income	2,532	2,810
Minority interest	2,509	2,799
Other	8,297	7,734

Total	$40,815	$45,517

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

11. Derivative Financial Instruments

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements to fix the interest rate on portions of its floating-rate obligations. Management considers the interest rate swaps to be highly effective against changes in the fair value of the underlying debt based on the criteria in SFAS 133. Cash flows related to the interest rate swap agreements are included in interest expense over the terms of the agreements.

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

The Company recorded unrealized gains (losses) on interest rate swaps of $3,771, $2,913 and ($2,349) for the fiscal years ended March 31, 2005, 2006 and 2007, respectively, that is included in other comprehensive income. The estimated fair value of the Company’s interest rate swap agreements was a (liability) asset of ($545), $2,368 and $19 at March 31, 2005, 2006 and 2007, respectively, as estimated based on quotes from market makers of these instruments. The Company recorded an expense (gain) of $2,618, $311 and ($1,754) in fiscal 2005, 2006 and 2007, respectively, which was recorded as an increase (decrease) in interest expense.

Lead Hedge Contracts

During the fiscal years ending March 31, 2005, 2006 and 2007, the Company entered into lead hedge contracts to fix the price for lead purchases. Management considers the lead hedge contracts to be highly effective against changes in the fair value of the underlying lead purchases based on the criteria in SFAS 133. Realized gains (losses) related to the lead hedge contracts are included in inventory. The Company recorded unrealized gains (losses) on lead hedge contracts of $785, ($318) and $11,572 for the fiscal years ended March 31, 2005, 2006 and 2007, respectively, which is included in other comprehensive income. The fair value of open lead hedge contracts at March 31, 2005, 2006 and 2007 was $785, $401 and $12,040. The gain on the settlement of lead hedge contracts during fiscal 2005, 2006 and 2007 was $4,425, $5,254 and $7,396, a portion of which is recorded as a reduction of cost of goods sold and a portion of which was included in inventory at March 31, 2005, 2006 and 2007.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

Foreign Currency Forward Contracts

On a selective basis the Company will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures the Company has entered into foreign currency forward contracts and option contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2006 and 2007, the Company had entered into a total of $34,300 and $93,050, respectively, foreign currency forward contracts. The Company recorded an unrealized gain (loss) on foreign currency forward contracts of $135 and ($1,620) for the fiscal years ended March 31, 2006 and 2007, respectively, which is included in other comprehensive income. The fair value of open foreign currency forward contracts at March 31, 2006 and 2007 was $135 and ($1,485). The net gain/(loss) on the settlement of foreign currency hedge contracts during fiscal 2006 and 2007 was $619 and ($2,553), respectively, a portion of which was recorded as a decrease (increase) to cost of goods sold and a portion of which was included in inventory at March 31, 2006 and 2007.

12. Income Taxes

Income tax expense is composed of the following:

	Fiscal year ended March 31,
	2005	2006	2007
Current:
Federal	$—	$503	$46
State	—	160	532
Foreign	7,452	7,896	9,344

Total current	7,452	8,559	9,922
Deferred:
Federal	6,270	8,036	3,986
State	979	(108)	(622)
Foreign	2,658	(2,410)	4,606

Total deferred	9,907	5,518	7,970

Income tax expense	$17,359	$14,077	$17,892

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2005	2006	2007
United States	$6,225	$15,083	$12,505
Foreign	43,517	29,720	50,597

Earnings before income taxes	$49,742	$44,803	$63,102

Income taxes paid by the Company for the fiscal years ended March 31, 2005, 2006 and 2007 were $9,133, $7,111 and $11,967, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2006	2007
Deferred tax assets:
Accounts receivable	$850	$943
Inventories	4,828	5,140
Other intangible assets	1,362	—
Net operating loss carryforwards	75,938	95,625
Accrued liabilities and restructuring expenses	18,457	15,033
Other assets	7,026	8,709

Gross deferred tax assets	108,461	125,450
Less valuation allowance	(66,992)	(86,770)

Total deferred tax assets	41,469	38,680

Deferred tax liabilities:
Inventories	658	—
Property, plant and equipment	28,205	30,536
Other intangible assets	33,134	33,596
Other liabilities	3,283	6,805

Total deferred tax liabilities	65,280	70,937

Net deferred tax liabilities	$(23,811)	$(32,257)

The Company has approximately $23,648 in United States federal net operating loss carryforwards, approximately $9,772 of which are limited by Section 382 of the Internal Revenue Code, that begin to expire in the year ending 2023. The Company has recorded a valuation allowance against approximately $9,233 of the losses limited by Section 382, and would reduce goodwill should the tax benefit of these losses subsequently be recognized. The Company also has $3,100 of foreign tax credit carryforwards which begin to expire in the year ending 2013, and $549 of alternative minimum tax credits which have an unlimited life.

The net operating loss carryforwards at March 31, 2007 related to the Company’s foreign subsidiaries are approximately $231,698. Some of these net operating loss carryforwards have an unlimited life, while others expire at various times over the next twenty years. In addition, the Company also had approximately $83,277 of net operating loss carryforwards for state tax purposes that expire at various times over the next 20 years. The Company has recorded a valuation allowance for net deferred tax assets in certain foreign and state tax jurisdictions, primarily related to net operating loss carryforwards, due to the significant losses incurred in these tax jurisdictions. Approximately $56,751 of the March 31, 2007 valuation allowance would be allocated to reduce goodwill should the Company subsequently recognize tax benefits for the related deferred tax assets. During the fiscal years ended March 31, 2006 and 2007, the Company recorded tax benefits of $170 and $385, respectively, due to the utilization of net operating loss carryforwards in certain foreign subsidiaries.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31,
	2005	2006	2007
United States statutory income tax expense (at 35%)	$17,410	$15,681	$22,086
Increase (decrease) resulting from:
State income taxes, net of federal effect	636	33	225
Nondeductible expenses	1,837	1,350	94
Effect of foreign operations	(2,705)	(3,819)	(6,102)
Valuation allowance	181	832	1,589

Income tax expense	$17,359	$14,077	$17,892

The effective income tax rate was 28.4 % in fiscal 2007, compared to 31.4% in fiscal 2006. The fiscal 2007 tax expense includes a non-recurring tax benefit of approximately $2,000 recorded in the third fiscal quarter of 2007, attributable to the favorable resolution of a prior year tax matter related to our European business, which reduced our book effective tax rate by 3.2 percentage points. Additionally, in fiscal 2007, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions had an approximate one percentage point decrease on our effective tax rate. A non-recurring $500 tax benefit was recorded in the third fiscal quarter of 2006.

At March 31, 2007, the Company has not recorded United States income or foreign withholding taxes on approximately $127,345 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts permanently invested overseas.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN No. 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently finalizing its evaluation of the impact that the adoption of FIN 48 will have, however, it does not believe the adoption of FIN 48 will have a material impact on our financial statements, financial position, results of operations or cash flows.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

13. Retirement Plans

Defined Benefit Plans

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

	United States Plans		International Plans
	March 31,		March 31,
	2006	2007	2006	2007
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$8,521	$8,852	$29,808	$35,430
Service cost	209	220	2,754	3,117
Interest cost	505	529	1,609	1,816
Benefits paid	(476)	(506)	(1,546)	(1,644)
Plan participants’ contributions	—	—	746	636
Change due to plan amendment	—	299	—	—
Experience (gain) loss	93	127	4,214	872
Foreign currency translation adjustment	—		(2,155)	4,207

Benefit obligation at the end of the period	$8,852	$9,521	$35,430	$44,434

	United States Plans		International Plans
	March 31,		March 31,
	2006	2007	2006	2007
Change in plan assets
Fair value of plan assets at the beginning of the period	$6,530	$7,535	$11,475	$15,417
Actual return on plan assets	593	831	2,554	931
Employer contributions	888	180	3,156	3,158
Plan participants’ contributions	—	—	747	637
Benefits paid, inclusive of plan expenses	(476)	(506)	(1,546)	(1,644)
Foreign currency translation adjustments	—	—	(969)	2,106

Fair value of plan assets at the end of the period	$7,535	$8,040	$15,417	$20,605

Funded status (deficit)	$(1,317)	$(1,481)	$(20,013)	$(23,829)
Unrecognized net loss	2,584	—	3,392	—

Prepaid (accrued) benefit cost	$1,267	$(1,481)	$(16,621)	$(23,829)

Accrued pension benefit liability is included in accrued expenses and other liabilities.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

Net periodic pension cost for 2005, 2006, and 2007 includes the following components:

	United States Plans			International Plans
	March 31,			March 31,
	2005	2006	2007	2005	2006	2007
Service cost	$197	$209	$220	$3,733	$2,754	$3,117
Interest cost	492	505	529	1,365	1,609	1,816
Actual loss (return) on plan assets	(224)	(603)	(599)	(1,339)	(927)	(1,447)
Amortization and deferral	(191)	157	154	11	—	130

Net periodic benefit cost	$274	$268	$304	$3,770	$3,436	$3,616

Significant assumptions used in accounting for the pension benefit plans are as follows:

	United States Plans			International Plans
	March 31,			March 31,
	2005	2006	2007	2005	2006	2007
Discount rate	6.0%	6.0%	6.0%	4.8-5.8%	4.0-5.0%	4.0-5.0%
Expected return on plan assets	9.0	8.0	8.0	6.0-7.8	8.0	8.0
Rate of compensation increase	N/A	N/A	N/A	2.0-4.0	2.0-4.0	2.0-3.0

As required by SFAS 87, for pension plans for which the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the consolidated balance sheet at March 31, 2006 the additional minimum liability of the unfunded accumulated benefit obligation of $ 4,947, as a long-term liability, with a partially offsetting intangible asset and equity adjustment. As required by SFAS 158, for pension plans for which the projected benefit obligation exceeds the fair value of plan assets, the Company has recognized in the consolidated balance sheet at March 31, 2007 the additional minimum liability of the unfunded projected benefit obligation of $ 7,420, as current and long-term liabilities, with an offsetting equity adjustment. The accumulated benefit obligation for all defined benefit pension plans was $43,350 and $51,474 at March 31, 2006 and 2007, respectively.

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year follows:

	United States Plans		International Plans
	March 31,		March 31,
	2006	2007	2006	2007
All defined benefit plans:
Accumulated benefit obligation	$8,852	$9,521	$34,498	$41,953
Unfunded defined benefit plans:
Projected benefit obligation	—	—	20,076	22,066
Accumulated benefit obligations	—	—	19,332	21,142
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	8,852	9,521	20,076	44,434
Accumulated benefit obligation	8,852	9,521	19,332	41,953
Fair value of plan assets	7,535	8,040	—	20,605

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

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

The Company expects to make cash contributions of approximately $3,912 to its pension plans in fiscal year 2008.

As a result of the ESG business combination, the Company has assumed defined benefit plans in Germany and France. These plans have no assets, while their benefit obligations were $18,782 and $20,683 as of March 31, 2006 and 2007, respectively. Other salary and hourly employees are provided benefits in accordance with governmental regulatory requirements.

The allocation of investments for the pension plans is as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2006	2007	2006	2007
Equity securities	62.5%	63.2%	62.7%	63.8%
Debt securities	36.4	32.4	36.5	35.4
Cash equivalents	0.6	4.4	0.6	0.2
Other	0.5	—	0.2	0.6

Total	100.0%	100.0%	100.0%	100.0%

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Pension Benefits
2008	$1,853
2009	1,893
2010	2,002
2011	2,246
2012	2,344
Years 2013-2017	15,251

In accordance with SFAS 158, the Company began recognizing the funded status of its retirement plans in its statement of financial position at March 31, 2007. The underfunded status of our retirement plans recorded as a liability on the Company’s statement of financial position at March 31, 2007 was approximately $25,310.

The amounts included in accumulated other comprehensive income as of March 31, 2007 that are expected to be recognized as components of net periodic pension cost during the fiscal year ended March 31, 2008 are as follows:

Net gain or (loss)	$(31)
Net prior service cost	(182)

Net amount expected to be recognized	$(213)

The incremental effect of applying SFAS 158 on the individual line items in the balance sheet as of March 31, 2007 was as follows:

	Before Application of SFAS 158	Impact Adjustments	After Application of SFAS 158
Other assets	$20,651	$(340)	$20,311
Net deferred tax liabilities	33,089	(832)	32,257
Other long-term liabilities	42,702	2,815	45,517
Accumulated other comprehensive income	105,017	(1,983)	103,034

Defined Contribution Plan

Effective January 1, 2004, the Company amended its Defined Contribution Plan (the “401(k) Plan”). The amended 401(k) Plan covers substantially all U.S. salaried and hourly employees except those covered by a union plan. All eligible employees of the amended 401(k) Plan receive a matching contribution of 100% of the first 4% of wages contributed and 50% of the next 2% of wages contributed for a total match of up to 5% by the Company. Employer expenses for the 401(k) plan for the fiscal years ended March 31, 2005, 2006 and 2007 were $1,972, $2,160 and $2,176, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

14. Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (Preferred Stock). At March 31, 2006 and 2007, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

15. Secondary Offering of 6,000,000 Common Shares

On December 7, 2006, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 6,000,000 shares of the Company’s common stock to Lehman Brothers Inc. The offering closed on December 12, 2006. The Company did not issue any shares or receive any proceeds in the offering, however, under the terms of its shareholders’ agreement, the company did pay approximately $750 in fees related to the offering.

16. Stock-Based Compensation

At March 31, 2007, the Company maintains three management equity incentive plans, The 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan, that reserve 11,289,232 shares of Common Stock for the grant of various classes of nonqualified stock options, restricted stock, restricted stock units and other forms of equity based compensation. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest over a four-year period and become exercisable in annual installments over the vesting period. Options generally expire in 10 years.

During fiscal 2005 and 2006, the Company accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, the Company was not required to record compensation expense when stock options were granted to employees as long as the exercise price was not less than the fair market value of the stock at the grant date. Also, the Company was not required to record compensation expense when it issued common stock under the Employee Stock Purchase Plan as long as the purchase price was not less than 85% of the fair market value of the Company’s common stock on the grant date. In December 1995, the FASB issued SFAS 123, which allowed the Company to continue to follow the guidelines of APB 25, but required pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of SFAS 123. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB 123, which provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for equity-based employee compensation. The Company continued to account for equity-based compensation under the provisions of APB 25 using the intrinsic value method.

If the compensation cost for the Company’s equity-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, then

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

the Company’s net earnings and net earnings per share for the fiscal years ended March 31, 2005 and 2006, would have been as follows (in thousands, except per share data):

	Fiscal year ended March 31, 2005	Fiscal year ended March 31, 2006
Net earnings, as reported	$24,228	$30,726
Add: Equity-based compensation included in net earnings, as reported	—	261
Other stock-based compensation expense	210	—
Subtract: Equity-based compensation under SFAS 123	(2,543)	(1,031)

Pro forma net earnings	$21,895	$29,956

Net earnings per common share-as reported:
Basic	$0.67	$0.66

Diluted	$0.65	$0.66

Net earnings per common share-as adjusted:
Basic	$0.60	$0.65

Diluted	$0.59	$0.64

Equity-based compensation expense required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of the options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2006
Risk-free interest rate	5.0%	4.4%
Dividend yield	0%	0%
Expected life	7 years	7 years
Expected volatility	28.9%	41.2%

In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment (“SFAS 123(R)”), which supersedes SFAS 123 and APB 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company adopted the provisions of SFAS 123(R) on April 1, 2006 using the modified-prospective method.

The modified-prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R), on April 1, 2006. Unvested options outstanding upon adoption that were accounted for under the minimum value method in accordance with SFAS 123 and APB 25, will continue to be accounted for under the minimum value method. All other unvested options outstanding upon adoption will be accounted for under the modified–prospective method. The Company

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

uses the Black-Scholes option-pricing model to value all of its unvested stock options and the modified prospective method in applying the requirements of SFAS 123(R).

Upon adoption of SFAS 123(R), the Company began recording compensation cost related to the continued vesting of all stock options that remained unvested as of April 1, 2006, as well as for all stock options granted, modified or cancelled after the adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the options granted in fiscal 2007 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.1%, dividend yield of zero, expected life of 7 years and expected volatility of 38.3%. For fiscal 2007, the Company recognized $1,192 ($815 net of taxes) of stock-based compensation expense associated with the stock option grants.

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

The adoption of SFAS 123(R) had the effect of (a) reducing the Company’s income from operations, income before income taxes, net income by $1,192, $1,192, $815, respectively; (b) reducing net cash provided by operating activities by $815, and (c) reducing basic and diluted earnings per share for the year ended March 31, 2007 by $0.2 and $0.2, respectively, and (d) of increasing the Company’s net cash provided by financing activities by $815.

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2004	6,983,601	5.83	$14.13	$	N/A
Conversion of preferred stock options to common stock options at IPO	357,507	4.25	3.74		3,132
Granted	194,109		14.03		—
Exercised	(213,435)		9.40		1,031
Canceled	(47,168)		18.95		23

Options outstanding as of March 31, 2005	7,274,614	5.6	$13.72		$11,744
Granted	437,600		15.41		—
Exercised	(138,664)		13.52		381
Canceled	(787,482)		15.31		799

Options outstanding as of March 31, 2006	6,786,068	4.9	$13.71		$13,537
Granted	44,729		14.45		—
Exercised	(1,298,548)		12.76		6,109
Canceled	(25,750)		12.19		128

Options outstanding as of March 31, 2007	5,506,499	4.3	$13.94		$23,287

Options exercisable as of March 31, 2007	5,110,070	4.0	$13.84		$22,139

Options expected to vest as of March 31, 2008	139,457	8.3	$15.16		$408

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

During fiscal 2005, 10,609 of preferred stock options outstanding were converted into 357,507 common stock options. The additional preferred stock accretion in fiscal 2005 was 6,553 options. The approximate weighted average exercise price is $3.74 per share. These options are fully vested and expire on October 30, 2008.

Fiscal 2005, 2006 and 2007 options were granted with an exercise price that equals or was in excess of the estimated fair market value of a share of EnerSys common stock on the date of grant. The weighted average estimated fair market value of options that were granted in fiscal 2005, 2006 and 2007, computed using the Black-Scholes option-pricing model, were $4.10, $5.99 and $7.18, respectively.

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00-$10.00	261,108	1.6	$3.74	261,108	$3.74
$10.01-$15.00	3,112,962	5.1	11.18	2,820,233	10.96
$15.01-20.00	1,261,490	2.8	16.46	1,188,990	16.30
$20.01-25.00	728,867	4.9	22.04	697,667	21.92
Over $25.00	142,072	3.6	29.36	142,072	29.36

	5,506,499	4.3	$13.94	5,110,070	$13.84

A summary of the status of the Company’s non-vested options as of March 31, 2007, and changes during the year ended March 31, 2007, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2006	$533,842	$5.56
Granted	44,729	7.18
Vested	(164,892)	4.88
Forfeited	(17,250)	6.27

Nonvested at March 31, 2007	$396,429	6.00

Restricted Stock

In fiscal 2006, the Company approved grants of 263,282 shares of restricted stock at a weighted average fair market value on that date of grants of $13.18 per share. This resulted in the recording of unearned stock grant compensation of $3,471 in the equity section of the Consolidated Condensed Balance Sheets. In connection with the adoption of SFAS 123(R) on April 1, 2006, the unamortized balance of unearned stock grant compensation on that date was reclassified to additional paid-in capital. In fiscal 2007, the Company approved grants of 9,000 shares of restricted stock at a weighted average fair market value on that date of grants of $16.11 per share.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

A summary of the changes in restricted stock outstanding under the Company’s equity compensation plans during fiscal 2007 is presented below: There was no restricted stock granted or outstanding during fiscal 2005.

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested units as of March 31, 2006	263,282	$13.18
Granted	9,000	16.11
Vested	(67,065)	13.18
Canceled	—	—

Non-vested units as of March 31, 2007	205,217	13.21

During fiscal 2007, the Company recognized equity-based compensation expense of approximately $1,694 and the related tax benefits $593, respectively, related to the vesting of restricted stock.

Restricted Stock Units

The Company approved a grant of 22,969 restricted stock units on February 12, 2007 at the fair market value on that date of $16.37 to non-employee directors. These restricted stock units vest and become exercisable in installments over a five-month period which ends on July 20, 2007, just prior to the Company’s annual stockholders meeting.

All Award Plans

As of March 31, 2007, unrecognized compensation expense associated with the non-vested incentive awards outstanding was $2,775 and is expected to be recognized over a weighted average period of 24 months.

In May 2007, subsequent to March 31, 2007 and therefore not included in the data above, the Company granted 284,999 stock options at an exercise price of $18.25 and 141,140 restricted stock units under its management equity incentive plans.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share (dollars in thousands, except per share data).

	March 31,
	2005	2006	2007
Net earnings	$32,383	$30,726	$45,210
Series A convertible preferred stock dividends	8,155	—	—

Net (loss) earnings available to common stockholders	$24,228	$30,726	$45,210

Average common shares:
Basic (weighted-average outstanding shares)	36,416,358	46,226,582	46,539,638
Dilutive potential common shares from common stock options	630,339	561,781	1,006,602

Diluted (weighted-average outstanding shares)	37,046,697	46,788,363	47,546,240

Basic earnings per common share	$0.67	$0.66	$0.97

Diluted earnings per common share	$0.65	$0.66	$0.95

Antidilutive options, convertible preferred stock and non-vested restricted stock not included in the dilutive earnings per common share calculation	8,649,375	6,487,567	1,098,629

18. Concentration of Credit Risk

Financial instruments that subject the Company to potential concentration of credit risk consist principally of trade accounts receivable and temporary cash investments. The Company places its temporary cash investments with various financial institutions and limits the amount of credit exposure to any one financial institution. Concentration of credit risk with respect to trade receivables is limited by a large, diversified customer base and its geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit, in certain circumstances.

19. Commitments and Contingencies

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

The Company is involved in ongoing environmental issues at certain of its United States and foreign facilities. The Company currently has identified three potential environmental issues at our Manchester, United Kingdom battery facility and certain cleanup obligations at its Sumter, South Carolina facility and has established reserves of approximately $8,746 in other liabilities and accrued expenses at March 31, 2007. The Company believes it is indemnified in whole or in part for some of these environmental matters. Based on information available at this time, management believes that its reserves are sufficient to satisfy its environmental liabilities.

Manchester, England

We currently have identified three potentially significant environmental issues at our Manchester, England battery facility: lead slag piles that may pose a health risk are located in the vicinity of a public footpath on the property; the potential restoration of the Manchester, Bolton and Bury Canal by British Waterways may lead to sampling and/or remediation obligations with respect to the canal and surrounding areas located on our property; and there may be multiple and as yet unidentified areas of soil and groundwater contamination at the facility. We believe we have a right to be indemnified by the previous owner for these potential environmental liabilities in excess of amounts accrued and submitted a notice of claim to the previous owner in May 2003 regarding these issues. No government or third-party lawsuits, regulatory actions or orders have been filed with respect to this site to date, and all our actions at this site to date are voluntary. We originally established a reserve for this facility at £3,500, and as of March 31, 2007 it amounted to approximately $6,575. Based on the information available at this time, we believe these reserves are sufficient to satisfy these environmental liabilities.

Sumter, South Carolina

We currently are responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. Remediation issues related to lead contamination in the soil were addressed pursuant to a 1998 Consent Order with the State of South Carolina, and we believe this matter to be closed. We are subject to ongoing storm water inspection requirements under a 2000 Consent Order based on suspected lead contamination. We also are in ongoing discussions with the State of South Carolina regarding alleged trichloroethylene (TCE) and other volatile organic compound (VOC) contamination in the groundwater that predates our ownership of this facility. There may be other unidentified contaminants in the soil or groundwater that also predate our ownership of this facility. We believe we are insured against losses arising out of the alleged VOC contamination pursuant to our environmental insurance policy for U.S. facilities and filed a notice of claim with our insurance carrier in October 2002 regarding this contamination. In July 2004, we received written confirmation from our insurance carrier that we are insured against losses over $500 with respect to the investigation of this VOC contamination. We also believe we will be indemnified by the former owner of the facility for environmental liabilities at this facility in excess of amounts accrued and submitted a notice of claim to them in 2002 regarding these issues. We have established a reserve for this facility, and as of March 31, 2007 it amounted to approximately $2,171. Based on current information, we believe these reserves are adequate to satisfy our environmental liabilities at this facility.

Lead Contracts

In order to mitigate against large increases in lead costs, the Company has entered into contracts with financial institutions to fix the price of lead. Each such contract is for a period not extending beyond one year. Under these contracts, at March 31, 2006, the Company contracted to fix the price of approximately 32,800

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

pounds of lead for a total contract price of $17,420. At March 31, 2007, the Company contracted to fix the price of approximately 73,500 pounds of lead for a total contract price of $51,790.

Foreign Currency Forward Contracts

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. Based primarily on statistical analysis of the Company’s currency exposures in fiscal 2007, we are highly confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $6 million in more than one year out of twenty years.

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into foreign currency forward contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2005, 2006 and 2007, we had entered into a total of $0, $34,300 and $93,050 foreign currency forward contracts.

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

20. Restructuring plans

The Company has two acquisition related restructuring plans and three non-acquisition related restructuring plans.

Acquisition related restructuring

The plans were initiated in connection with the acquisitions of ESG in 2002 and the motive power battery business of FIAMM, S.p.A. (FIAMM) in 2006. They have been aggregated in the table below as the FIAMM activity is not considered significant. The ESG plan has two significant costs remaining; $6,575 related to environmental costs and $1,158 for prior service costs of the employee pension at the facility in Manchester, England.

The Company has described in Note 19, Commitments and Contingencies, the nature of the environmental costs at its Manchester, England and Sumter, S.C. locations. The environmental reserves related to Manchester are in the rollforward of the acquisition related restructuring reserves below while those for Sumter are included in the non-acquisition related restructuring plans rollforward, also below. We relied upon SFAS 141 Business Combinations and SFAS 5 Accounting for Contingencies for the timing and measurement of these costs.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

A rollforward of the acquisition related restructuring reserve is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2004	$16,866	$9,362	$6,594	$5,522	$38,344
Costs incurred	(10,274)	(3,737)	(98)	(3,633)	(17,742)
Adjustment to accrual	(2,484)	(2,751)	—	(514)	(5,749)
Foreign currency impact and other	255	820	14	29	1,118

Balance at March 31, 2005	4,363	3,694	6,510	1,404	15,971
Accrual	5,571	1,009	—	2,420	9,000
Adjustment to accrual	(2,910)	(535)	—	313	(3,132)
Costs incurred	(4,937)	(1,705)	(77)	(2,868)	(9,587)
Foreign currency impact and other	(258)	(461)	(450)	(102)	(1,271)

Balance at March 31, 2006	1,829	2,002	5,983	1,167	10,981
Costs incurred	(731)	(1,441)	(124)	(313)	(2,609)
Foreign currency impact and other	181	292	716	104	1,293

Balance at March 31, 2007	$1,279	$853	$6,575	$958	$9,665

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

During fiscal 2003 and fiscal 2004, the Company utilized $17,322 of these reserves primarily for the termination of employees. During fiscal 2005, 2006 and 2007 the Company utilized $17,742, $4,559 and $1,818, respectively of these reserves. The balance of the ESG acquisition-related restructuring reserve at March 31, 2007 is $9,645, which we anticipate spending primarily during fiscal 2008 with the exception of the

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

environmental reserves related to Manchester which is more fully described in Note 19. Since the creation of this reserve the total utilized as of March 31, 2007 is $41,441.

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

During fiscal 2006, the Company incurred costs of $5,028, of which $2,352 was for the termination of employees and the balance primarily for other closure costs in our Italian and U.K. facilities. During fiscal 2007, the Company incurred costs of $791 and as of March 31, 2007, the balance of the FIAMM reserve was depleted.

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

A rollforward of these non-acquisition related restructuring reserves is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
	(in $ thousands)
Balance at March 31, 2004	$—	$7,826	$1,816	$2,421	$12,063
Provision	—	—	715	1,354	2,069
Costs incurred	—	(7,826)	(110)	(1,430)	(9,366)

Balance at March 31, 2005	—	—	2,421	2,345	4,766
Provision	3,325	1,371	—	663	5,359
Costs incurred	(1,027)	(537)	84	(1,877)	(3,357)
Foreign currency impact and other	176	(152)	—	—	24

Balance at March 31, 2006	2,474	682	2,505	1,131	6,792
Provision	—	—	—	—	—
Costs incurred	(1,979)	(694)	(132)	(826)	(3,631)
Foreign currency impact and other	111	75	—	35	221

Balance at March 31, 2007	$606	$63	$2,373	$340	$3,382

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

A description of these three plans is included below.

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain existing manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. Costs incurred for this activity were $252 in fiscal 2007. These costs related to ongoing expenses from previously closed manufacturing locations. As of March 31, 2007, the reserve balance is $2,704, a small portion of which we expect to spend in the next year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

During the second quarter of fiscal 2006 a restructuring charge of $5,979, primarily for the motive power segment, was incurred to cover estimated costs in Europe of staff reductions of 112 employees, exiting of a product line, and closing several ancillary locations. The charge comprised $4,569 as a restructuring accrual and $1,410 for a non-cash write-off, primarily of machinery and equipment. During fiscal 2007, the Company incurred costs of $2,673 and as of March 31, 2007, the reserve balance is $669, which mostly represents severance obligations we anticipate spending upon the individual employee’s determination. During the third quarter of fiscal year 2006, an additional charge of $238 was provided to cover additional costs, including $111 of non-cash charges, related to the restructuring plan initiated in the second quarter of fiscal year 2006.

During the third quarter of fiscal year 2006, a charge of $1,063 was incurred, to cover estimated restructuring programs to which the company committed, to transfer certain existing European assembly operations to the newly acquired GAZ facility in Zwickau, Germany. During fiscal 2007, the Company incurred costs of $706 and as of March 31, 2007, the balance this reserve was depleted.

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

Balance at March 31, 2005	$22,786
Current year provisions	14,513
Costs incurred	(10,647)

Balance at March 31, 2006	$26,652
Current year provisions	12,222
Costs incurred	(11,341)

Balance at March 31, 2007	$27,533

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

22. Other Charges and Litigation Settlement Income

The following is a summary of other charges and income:

	March 31,
	2005	2006	2007
Restructuring and other charges—operating	$—	$8,553	$—

Write-off of deferred financing costs	3,622	—	—
Prepayment penalty	2,400	—	—

Other charges—non-operating	6,022	—	—

Litigation settlement income—operating	—	—	(3,753)

Total other charges and income	$6,022	$8,553	$(3,753)

Other charges–non-operating for the fiscal year ended March 31, 2005 were $6,022 for the write-off of a portion of unamortized deferred finance costs and a prepayment penalty on the repayment of its senior secured lien term loan in connection with the IPO.

Other charges–operating for the year ended March 31, 2006 were $8,553 which included $6,217 incurred to cover estimated costs in Europe of staff reductions, exiting of a product line, and closing several ancillary locations, $1,063 incurred to cover estimated restructuring programs in Europe related to the newly acquired GAZ facility in Zwickau, Germany, and $1,273 of non-cash write-off of machinery and equipment based on impairment testing.

In the first fiscal quarter of 2007, we settled a litigation matter. As a result of this settlement, we recorded litigation settlement income, net of related legal fees and expenses, of $2,766. Additionally, in the second fiscal quarter of 2007, we settled a legal dispute. As a result of this settlement, we recorded litigation settlement income, net of related legal fees and expenses, of $987.

23. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	March 31,
	2005	2006	2007
Foreign exchange transaction (gains) losses	$(1,899)	$(1,317)	$1,592
Other (income) expense, net	(957)	(211)	1,359
Minority interest	217	170	73

Total	$(2,639)	$(1,358)	$3,024

24. Operations by Industry Segment and Geographic Area

The Company has the following two reportable business segments:

The reserve power segment manufactures batteries used to provide backup power for the continuous operation of critical systems during power disruptions. They include telecommunications and computer systems, such as process control and database systems.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

The motive power segment manufactures batteries used to power mobile manufacturing, warehousing and other material handling equipment, primarily industrial forklifts.

	Reserve Power	Motive Power	Other(1)	Consolidated
Fiscal year ended March 31, 2005
Net sales	$510,506	$573,356	$—	$1,083,862
Operating earnings (loss)	36,793	39,810	(203)	76,400

Fiscal year ended March 31, 2006
Net sales	$571,123	$712,142	$—	$1,283,265
Operating earnings	34,558	42,414	(8,627)	68,345

Fiscal year ended March 31, 2007
Net sales	$642,626	$861,848	$—	$1,504,474
Operating earnings	31,340	58,766	3,753	93,859

(1)	Other represents restructuring expense and other charges and income (see Note 22).

Many of the Company’s facilities manufacture products for both of the Company’s segments. Therefore, it is not practicable to disclose asset information on a segment basis.

Summarized financial information related to geographic areas in which the Company operated at March 31, 2005, 2006 and 2007 and for each of the years then ended is show below.

	2005	2006	2007
Net sales
Europe	$568,837	$675,422	$784,543
Americas	449,997	535,869	630,813
Asia	65,028	71,974	89,118

Total	$1,083,862	$1,283,265	$1,504,474

Operating (loss) earnings
Europe	$32,091	$35,722	$36,024
Americas	38,749	39,490	52,710
Asia	5,763	1,898	1,372
Eliminations, restructuring and other charges, litigation settlement income	(203)	(8,765)	3,753

Total	$76,400	$68,345	$93,859

Property, plant and equipment, net
Europe	$156,872	$151,444	$158,788
Americas	114,095	117,419	121,502
Asia	8,901	12,881	20,705

Total	$279,868	$281,744	$300,995

25. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

fiscal 2007 ended on July 2, 2006, October 1, 2006, December 31, 2006, and March 31, 2007, respectively. The four fiscal quarters in fiscal 2006 ended on July 3, 2005, October 2, 2005, January 1, 2006, and March 31, 2006.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2006
Net sales	$303,842	$304,432	$321,793	$353,198	$1,283,265
Gross profit	66,542	64,199	69,584	76,473	276,798
Operating earnings	17,647	9,876	17,119	23,703	68,345
Net earnings	8,759	2,520	7,767	11,680	30,726
Net earnings per common share—basic	$0.19	$0.05	$0.17	$0.25	$0.66
Net earnings per common share—diluted	$0.19	$0.05	$0.17	$0.25	$0.66

Fiscal year ended March 31, 2007
Net sales	$359,034	$353,924	$377,881	$413,635	$1,504,474
Gross profit	77,113	77,709	76,911	79,475	311,208
Operating earnings	25,566	24,736	21,186	22,371	93,859
Net earnings	12,159	11,453	10,979	10, 619	45,210
Net earnings per common share—basic	$0.26	$0.25	$0.24	$0.23	$0.97
Net earnings per common share—diluted	$0.26	$0.24	$0.23	$0.22	$0.95

During the second quarter of fiscal 2006, a restructuring charge of $5,979 was incurred to cover estimated costs in Europe of staff reductions, exiting of a product line, and closing several ancillary locations. The charge comprised $4,569 as a restructuring accrual and $1,410 for a non-cash write-off, primarily of machinery and equipment. During the third quarter of fiscal 2006, a restructuring charge of $1,063 was incurred to cover estimated costs in Europe to transfer production of aircraft battery assembly from existing facilities in Hagen, Germany to the newly acquired GAZ facility in Zwickau, Germany, and an additional $238 was also provided to cover additional costs related to the charge taken in the second fiscal quarter of fiscal 2006 described above. Also recorded were other charges of $1,273 representing a non-cash write-off of machinery and equipment based on impairment testing (see Note 22). During the first and second fiscal quarters of 2007 the Company recorded favorable legal settlements, net of fees and expenses of $2,766 and $987, respectively. During the second and third fiscal quarters of 2007 the Company recorded professional fees related to a shelf registration statement and secondary offering, and an abandoned acquisition attempt of $1,085. During the third quarter of fiscal 2007 the Company recorded a non-recurring, favorable tax benefit of $2,000.

26. Subsequent Events

On May 18, 2007, the Company completed the previously announced acquisition of a 97% interest in Energia AD, a producer of industrial batteries, located in Targovishte, Bulgaria. The total purchase price for this transaction was approximately euro 13,000 (approximately $17,000) including all transactions costs and adjustments. The acquisition was financed using cash and existing EnerSys credit facilities. The acquisition provides the Company with greater market penetration in the rapidly growing Eastern European and Russian markets while providing the Company with additional low cost manufacturing capacity. Effective April 30, 2007, the Company amended its Euro 25,000 Credit Agreement. Under the amendment, the lenders approved the acquisition of Energia AD.

On May 23, 2007, the Company announced its commitment to the principal features of a plan to restructure certain of its European production and commercial operations. In part the restructuring will facilitate the integration of Energia AD into the Company’s worldwide operations. The restructuring is designed to improve

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2007

(In Thousands, Except Share and Per Share Data)

operational efficiencies and eliminate redundant costs primarily attributable to the Energia transaction. Restructuring actions will commence upon the completion of the requisite consultations and the Company expects to substantially complete these actions by the end of the fiscal 2008. As a result of the restructuring, the Company expects to incur cash expenses of approximately $12,000, primarily for employee severance-related payments, and non-cash expenses of approximately $5,000, primarily for fixed asset write-offs.

In May 2007, the Company granted 284,999 stock options at an exercise price of $18.25 and 141,140 restricted stock units under its management equity incentive plans.

SCHEDULE II

EnerSys

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2005	$6,722	$(441)	$(1,441)	$(131)	$4,709
Fiscal year ended March 31, 2006	$4,709	$596	$(748)	$8	$4,565
Fiscal year ended March 31, 2007	$4,565	$315	$(960)	$500	$4,420

Allowance for inventory valuation:
Fiscal year ended March 31, 2005	$10,895	$4,065	$(5,574)	$512	$9,898
Fiscal year ended March 31, 2006	$9,898	$5,817	$(6,541)	$(463)	$8,711
Fiscal year ended March 31, 2007	$8,711	$7,257	$(6,352)	$408	$10,024

(1)	Primarily the impact of currency changes as well as acquisitions of certain businesses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We intend to file with the SEC a definitive proxy statement for our 2007 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after March 31, 2007, the close of the fiscal year covered by this Annual Report on Form 10-K. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to that proxy statement.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and Controller) and have posted the Code on our website at www.enersys.com, and a copy is available in print to any stockholder who requires a copy. If we waive any provision of the Code applicable to any director, our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer and Controller, such waiver will be promptly disclosed to the Company’s stockholders through the Company’s website.

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

(b) The following documents are filed herewith as exhibits:

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

10.1	Credit Agreement, dated March 17, 2004, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Documentation Agent (incorporated by reference to Exhibit 10.9 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.2	First Amendment and Consent to Credit Agreement (File No. 001-32253) (incorporated by reference to Exhibit 10.28 to EnerSys’ Form 10-Q filed on September 9, 2004).

10.3	Second Amendment and Consent to Credit Agreement (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 10-K filed on June 20, 2005).

10.4	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.5	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.6	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.7	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

Exhibit Number	Description of Exhibit

10.8	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Michael T. Philion and letter of amendment thereto (incorporated by reference to Exhibit 10.3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John A. Shea and letter of amendment thereto (incorporated by reference to Exhibit 10.5 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.10	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.11	Directorship Agreement, dated January 8, 2002, between EnerSys, Inc. and Ray Kubis (incorporated by reference to Exhibit 10.7 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.12	Managing Directorship Agreement, dated January 8, 2002, between Hawker Belgium S.A. and Ray Kubis (incorporated by reference to Exhibit 10.8 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004

10.13	Letter, dated April 1, 2007, amending the Employment Agreement between Yuasa, Inc. and John D. Craig (filed herewith).

10.14	Letter, dated April 1, 2007, amending the Employment Agreement between Yuasa, Inc. and Michael T. Philion (filed herewith).

10.15	Letter, dated April 1, 2007, amending the Employment Agreement between Yuasa, Inc. and John A. Shea (filed herewith).

10.16	Letter, dated April 1, 2007, amending the Employment Agreement between Yuasa, Inc. and Richard W. Zuidema (filed herewith).

10.17	Letter, dated April 1, 2007, amending the Directorship Agreement between Hawker Belgium S.A. and Raymond R. Kubis (filed herewith).

10.18	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.20	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.21	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.22	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.23	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated June 20, 2005)

10.24	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 8-K dated June 20, 2005)

Exhibit Number	Description of Exhibit

10.25	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Form 8-K dated June 20, 2005)

10.26	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated December 9, 2005)

10.27	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated July 6, 2006)

10.28	Third Amendment to Credit Agreement and First Amendment to Pledge Agreement (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated July 6, 2006)

10.29	EnerSys 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated July 26, 2006)

10.30	Underwriting Agreement dated December 7, 2006, between EnerSys, Lehman Brothers Inc. and certain selling stockholders named therein (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated December 12, 2006)

10.31	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated January 6, 2007)

10.32	Fourth Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated February 2, 2007)

10.33	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated April 2, 2007)

10.34	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated May 23, 2007)

10.35	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated May 23, 2007)

11.1	Statement regarding Computation of Per Share Earnings

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Information required to be presented in Exhibit 11 is provided in Note 17 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reading, Commonwealth of Pennsylvania, on June 13, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated

Name	Title	Date

/s/ JOHN D. CRAIG John D. Craig	Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2007

/s/ MICHAEL T. PHILION Michael T. Philion	Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	June 13, 2007

/s/ MICHAEL J. SCHMIDTLEIN Michael J. Schmidtlein	Vice President & Corporate Controller (Principal Accounting Officer)	June 13, 2007

/s/ HWAN-YOON CHUNG Hwan-yoon Chung	Director	June 13, 2007

/s/ KENNETH F. CLIFFORD Kenneth F. Clifford	Director	June 13, 2007

/s/ ERIC T. FRY Eric T. Fry	Director	June 13, 2007

/s/ HOWARD I. HOFFEN Howard I. Hoffen	Director	June 13, 2007

/s/ MICHAEL C. HOFFMAN Michael C. Hoffman	Director	June 13, 2007

/s/ ARTHUR T. KATSAROS Arthur T. Katsaros	Director	June 13, 2007

/s/ JOHN F. LEHMAN John F. Lehman	Director	June 13, 2007

/s/ DENNIS S. MARLO Dennis S. Marlo	Director	June 13, 2007

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to E 0.nerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

10.1	Credit Agreement, dated March 17, 2004, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Documentation Agent (incorporated by reference to Exhibit 10.9 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.2	First Amendment and Consent to Credit Agreement (File No. 001-32253) (incorporated by reference to Exhibit 10.28 to EnerSys’ Form 10-Q filed on September 9, 2004).

10.3	Second Amendment and Consent to Credit Agreement (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 10-K filed on June 20, 2005).

10.4	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.5	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.6	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.7	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Michael T. Philion and letter of amendment thereto (incorporated by reference to Exhibit 10.3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John A. Shea and letter of amendment thereto (incorporated by reference to Exhibit 10.5 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.10	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.11	Directorship Agreement, dated January 8, 2002, between EnerSys, Inc. and Ray Kubis (incorporated by reference to Exhibit 10.7 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.12	Managing Directorship Agreement, dated January 8, 2002, between Hawker Belgium S.A. and Ray Kubis (incorporated by reference to Exhibit 10.8 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004

Exhibit Number	Description of Exhibit
10.13	Letter, dated April 1, 2007, amending the Employment Agreement between Yuasa, Inc. and John D. Craig (filed herewith).

10.14	Letter, dated April 1, 2007, amending the Employment Agreement between Yuasa, Inc. and Michael T. Philion (filed herewith).

10.15	Letter, dated April 1, 2007, amending the Employment Agreement between Yuasa, Inc. and John A. Shea (filed herewith).

10.16	Letter, dated April 1, 2007, amending the Employment Agreement between Yuasa, Inc. and Richard W. Zuidema (filed herewith).

10.17	Letter, dated April 1, 2007, amending the Directorship Agreement between Hawker Belgium S.A. and Raymond R. Kubis (filed herewith).

10.18	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.20	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.21	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.22	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.23	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated June 20, 2005)

10.24	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 8-K dated June 20, 2005)

10.25	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Form 8-K dated June 20, 2005)

10.26	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated December 9, 2005)

10.27	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated July 6, 2006)

10.28	Third Amendment to Credit Agreement and First Amendment to Pledge Agreement (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated July 6, 2006)

10.29	EnerSys 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated July 26, 2006)

Exhibit Number	Description of Exhibit
10.30	Underwriting Agreement dated December 7, 2006, between EnerSys, Lehman Brothers Inc. and certain selling stockholders named therein (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated December 12, 2006)

10.31	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated January 6, 2007)

10.32	Fourth Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated February 2, 2007)

10.33	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated April 2, 2007)

10.34	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated May 23, 2007)

10.35	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated May 23, 2007)

11.1	Statement regarding Computation of Per Share Earnings

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Information required to be presented in Exhibit 11 is provided in Note 17 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.