Form 10-Q
period 2007-07-01
EnerSys
filed 2007-08-08
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Common Stock outstanding at August 3 2007: 47,195,728 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31, 2007	July 1, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,785	$16,848
Accounts receivable, net	351,594	378,235
Inventories, net	234,326	259,732
Deferred taxes	11,433	10,397
Prepaid and other current assets	39,155	52,388

Total current assets	674,293	717,600

Property, plant, and equipment, net	300,995	312,701
Goodwill	332,874	337,770
Other intangible assets, net	80,540	80,422
Other assets	20,311	18,717

Total assets	$1,409,013	$1,467,210

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$11,729	$23,835
Current portion of long-term debt and capital lease obligations	10,916	10,765
Accounts payable	200,157	212,093
Accrued expenses	175,239	186,290

Total current liabilities	398,041	432,983

Long-term debt and capital lease obligations	379,666	377,747
Deferred taxes	43,690	44,347
Other liabilities	45,517	47,213

Total liabilities	866,914	902,290
Stockholders’ equity:
Common Stock, $0.01 par value, 135,000,000 shares authorized and 47,042,444 shares issued and outstanding at March 31, 2007; 47,195,728 shares issued and outstanding at July 1, 2007	471	472
Additional paid-in capital	339,114	341,417
Retained earnings	99,480	106,873
Accumulated other comprehensive income	103,034	116,158

Total stockholders’ equity	542,099	564,920

Total liabilities and stockholders’ equity	$1,409,013	$1,467,210

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Three fiscal months ended
	July 2, 2006	July 1, 2007
Net sales	$359,034	$429,863
Cost of goods sold	281,921	343,287

Gross profit	77,113	86,576

Operating expenses	54,313	57,522
Restructuring charges	—	9,857
Litigation settlement income	(2,766)	—

Operating earnings	25,566	19,197
Interest expense	7,025	7,154
Other (income) expense, net	702	1,297

Earnings before income taxes	17,839	10,746
Income tax expense	5,680	3,353

Net earnings	$12,159	$7,393

Net earnings per common share:
Basic	$0.26	$0.16

Diluted	$0.26	$0.15

Weighted-average shares of common stock outstanding:
Basic	46,338,013	46,885,318

Diluted	47,145,216	47,851,531

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Three fiscal months ended
	July 2, 2006	July 1, 2007
Cash flows from operating activities
Net earnings	$12,159	$7,393
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	11,451	12,065
Provision for doubtful accounts	351	142
Provision for (reduction in) deferred taxes	209	(513)
Stock-based compensation	764	686
(Gain) loss on disposal and impairment of fixed assets (including non-cash restructuring)	(16)	4,960
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(6,562)	(21,556)
Inventory	(15,657)	(17,553)
Prepaid expenses and other current assets	(840)	(6,508)
Other assets	(398)	2,370
Accounts payable	4,067	8,092
Accrued expenses	1,672	1,593
Other liabilities	(410)	525

Net cash provided by (used in) operating activities	6,790	(8,304)

Cash flows from investing activities
Capital expenditures	(9,003)	(8,949)
Acquisitions	(271)	(15,199)
Proceeds from disposal of property, plant, and equipment	84	5

Net cash used in investing activities	(9,190)	(24,143)

Cash flows from financing activities
Net increase in short-term debt	3,485	11,994
Payments of long-term debt	(913)	(2,242)
Payments of capital lease obligations, net	(284)	(215)
Exercise of stock options	1,442	989
Tax benefits from exercises of stock options	98	629
Deferred financing costs	(253)	(23)

Net cash provided by financing activities	3,575	11,132
Effect of exchange rate changes on cash	252	378

Net increase (decrease) in cash and cash equivalents	1,427	(20,937)
Cash and cash equivalents at beginning of period	15,217	37,785

Cash and cash equivalents at end of period	$16,644	$16,848

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Three fiscal months ended
	July 2, 2006	July 1, 2007
Net earnings	$12,159	$7,393
Other comprehensive income:
Net unrealized (loss) gain on derivative instruments, net of tax	(3,290)	4,653
Minimum pension liability, net of tax	(125)	(56)
Foreign currency translation adjustments	18,530	8,527

Total comprehensive income	$27,274	$20,517

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring accruals considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2007 Annual Report on Form 10-K (SEC File No. 001-32253) which was filed on June 13, 2007.

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in 2007 ended on July 2, 2006, October 1, 2006, December 31, 2006, and March 31, 2007, respectively. The four fiscal quarters in 2008 end on July 1, 2007, September 30, 2007, December 30, 2007, and March 31, 2008, respectively.

NOTE 2: ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company for the fiscal year ended March 31, 2009. The Company is in the process of reviewing SFAS 159 and has not yet determined the effects on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2009. The Company is in the process of reviewing SFAS 157 and has not yet determined the effects on the consolidated financial statements, however, it does not believe the adoption of SFAS 157 will have a material impact on its financial statements.

NOTE 3: ACQUISITIONS

In May 2007, the Company acquired approximately a 97% interest in Energia AD (“Energia”), a producer of industrial batteries, located in Targovishte, Bulgaria. The total purchase price for this transaction was approximately $17,000 including debt assumed, transaction costs and adjustments and was financed using cash and existing credit facilities. The acquisition provides the Company with an additional low cost manufacturing platform with substantial expansion potential and increases the Company’s market presence in the rapidly growing Eastern European and Russian markets.

In January 2007, the Company acquired the lead-acid battery business of Leclanché SA (“Leclanché”) based in Yverdon-les-Bains, Switzerland. The total purchase price for this transaction was approximately $800 and was financed using existing credit facilities. The Company assumed the customers and existing contracts of Leclanché along with certain sales and service employees in order to maintain relationships with current customers. The acquisition provides the Company greater access to the Swiss market.

In August 2006, the Company acquired the assets, including manufacturing facilities, of Chaozhou Xuntong Power Source Company Limited (“CFT”), located in Chaoan, China. This facility manufactures valve-regulated, lead-acid batteries. This acquisition provides the Company with additional capacity needed to meet the growing customer demand for reserve power batteries. The total purchase price for this transaction was approximately $5,300 and was financed using existing credit facilities.

In May 2006, the Company purchased the assets of Alliant Techsystems’ (NYSE:ATK) lithium primary battery business, located at its Power Sources Center in Horsham, PA, now known as EnerSys Advanced Systems (“EAS”). The total purchase price for this transaction was approximately $2,200 and was financed using existing credit facilities. EAS produces lithium power sources, primarily for aerospace and defense applications. As part of the transaction, ATK has signed a 5-year supply agreement for all of its requirements for products produced at EAS.

In connection with its acquisitions, the Company assesses and formulates plans related to the future integration of the acquired business. This process begins during the due diligence process and is generally concluded within twelve months of the acquisitions. Where necessary, the Company accrues estimates for certain costs related primarily to the business integration, anticipated at the date of the acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, SFAS 141, Business Combinations and SFAS 5, Accounting for Contingencies. Adjustments to these estimates are made up to 12 months from the acquisition dates as plans are finalized.

NOTE 4: INVENTORIES

Inventories, net consist of:

	March 31, 2007	July 1, 2007
Raw materials	$53,789	$60,357
Work-in-process	62,881	67,224
Finished goods	117,656	132,151

Total	$234,326	$259,732

Inventory reserves for obsolescence and other estimated losses were $10,024 and $12,337 at March 31, 2007, and July 1, 2007, respectively.

NOTE 5: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statements of Income. The amount of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at March 31, 2007, and July 1, 2007, net of tax, was an unrecognized gain of approximately $6,873 and $11,526 respectively.

During the first fiscal quarters of 2007 and 2008, the Company recorded gains of $332 and $431, respectively, on interest rate swaps which were recorded as decreases in interest expense. During the first fiscal quarters of 2007 and 2008, the Company recorded gains of $30 and $10,289, respectively, on the settlement of lead hedge contracts and (expenses) of ($459) and ($735), respectively, on foreign currency hedges which were recorded as decreases (increases) to cost of goods sold or included in inventory at the respective quarter ends.

NOTE 6: INCOME TAXES

On April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

As a result of the implementation of FIN 48, the Company did not change the overall total of previously recorded tax liabilities and benefits, and was not required to record any cumulative effect adjustment to retained earnings. The total amount of uncertain tax benefits as of April 1, 2007 was approximately $13,000. Of this amount, approximately $10,000, if recognized, would be included in the Company’s Statement of Income and have a favorable impact on both the Company’s Statement of Income and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company anticipates that it is reasonably possible that a portion of an unrecognized tax benefit related to an uncertain tax position could be resolved as a result of the completion of a tax audit within the next 12 months. An estimate of the range of the adjustment cannot be made at this time.

The Company recognizes tax related interest and penalties in income tax expense in its Statement of Income. As of April 1, 2007 and July 1, 2007, the Company had an accrual of approximately $1,000 and $900, respectively, for interest and penalties.

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the first fiscal quarters of 2007 and 2008 were based on the estimated effective tax rates applicable for the full years ending March 31, 2007 and March 31, 2008, respectively, after giving effect to items specifically related to the interim periods. The effective income tax rate for the first fiscal quarters of 2007 and 2008 were 31.8% and 31.2%, respectively.

The effective income tax rate for the fiscal year ended March 31, 2007 was 28.4%. The fiscal 2007 tax expense included a non-recurring tax benefit of approximately $2,000 recorded in the third fiscal quarter of 2007, attributable to the favorable resolution of a prior year tax matter related to our European business, which reduced our book effective tax rate by 3.2 percentage points. Additionally, in fiscal 2007, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions had an approximate one percentage point decrease on our effective tax rate.

NOTE 7: WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold, with related liabilities primarily included within accrued expenses. Warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, and claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties is as follows:

	Three fiscal months ended
	July 2, 2006	July 1, 2007
Balance at beginning of period	$26,652	$27,533
Current period provisions	3,068	4,156
Costs incurred	(1,695)	(2,308)

Balance at end of period	$28,025	$29,381

NOTE 8: COMMITMENTS, CONTINGENCIES AND LITIGATION

Litigation

The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows (see Note 19 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K).

Litigation Settlement Income

In the first fiscal quarter of 2007, the Company received approximately $2,766, net of fees and expenses, due to the settlement of several related matters. The amount of the settlement has been recorded as an increase in operating income, because the costs related to this matter were previously recorded in operating expenses.

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

As more fully described in Notes 19 and 20 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K, the Company is involved in ongoing environmental matters at certain of its United States and foreign facilities. The Company may have potential environmental liabilities at its Manchester, England and Sumter, South Carolina facilities and has established reserves in accrued restructuring and accrued expenses of approximately $8,746 and $8,841 at March 31, 2007, and July 1, 2007, respectively. The Company believes it is indemnified in whole or in part for some of these environmental matters. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities. The Company has described in Note 9, Restructuring Plans, the changes in the reserves associated with the environmental costs at its Manchester, England and Sumter, S.C. locations.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. Each such contract is for a period not extending beyond one year. Under these contracts, at March 31, 2007, and July 1, 2007, the Company was committed to purchase approximately 73,500 and 37,200 pounds of lead, respectively, for a total purchase price of $51,790 and $26,370, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis the Company will enter into foreign currency forward contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures, the Company has entered into foreign currency forward contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2007, and July 1, 2007, the Company had entered into a total $93,050 and $81,500, respectively, of foreign currency forward contracts.

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

NOTE 9: RESTRUCTURING PLANS

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans.

Acquisition related restructuring

The acquisition related restructuring plans were initiated in connection with the acquisition of approximately a 97% interest in Energia in May 2007, and the acquisition of the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys plc. (“ESG”) in 2002. The plans have been aggregated in the following table as the Energia activity is not considered material.

As discussed in Note 8, Commitments, Contingencies and Litigation, the Company may have potential environmental liabilities at its Manchester, England and Sumter, South Carolina facilities. The environmental reserves related to the Manchester facility are in the roll-forward of the acquisition related restructuring reserves shown below, and those for the Sumter facility are included in the non-acquisition related restructuring plans roll-forward, also shown below. The Company relied upon Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, SFAS 141, Business Combinations and SFAS 5, Accounting for Contingencies, for the timing and measurement of these costs.

The Company is continuing to take actions consistent with its original plan to resolve these issues. A roll-forward of the acquisition related restructuring reserve for the first fiscal quarter of 2008 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2007	$1,279	$853	$6,575	$958	$9,665
Accrued	1,010	—	—	—	1,010
Costs incurred	(193)	—	—	—	(193)
Foreign currency impact and other	4	—	111	10	125

Balance at July 1, 2007	$2,100	$853	$6,686	$968	$10,607

ESG acquisition

In 2002, following EnerSys’ acquisition of ESG, the Company formulated an exit and restructuring plan for certain ESG facilities in North America and Europe. Two of the European facilities remain open after significant restructuring and now operate at a lower operating cost base. The facility identified in the United States has been closed. The balance of the ESG acquisition-related restructuring reserve at July 1, 2007, is $9,723, and has two significant costs remaining: employee severance liability in the United Kingdom of $1,216 and environmental related costs at the Manchester facility of $6,686.

Energia acquisition

Following the May 2007 acquisition of approximately a 97% interest in Energia, and in connection with further European restructuring initiatives (see below), the Company announced its commitment to restructure certain of Energia’s operations primarily to facilitate the integration of Energia into the Company’s worldwide operations. The balance of the Energia acquisition-related restructuring reserve at July 1, 2007, is $864, which the Company anticipates spending primarily during fiscal 2008.

Non-acquisition related restructuring plans

The non-acquisition related restructuring plans were initiated in connection with the following cost-reduction programs: in North and South America in fiscal 2002; in the European motive power segment in fiscal 2006; and in Europe in the first fiscal quarter of 2008, to facilitate the integration of Energia into the Company’s operations. The Company based its accounting and disclosures primarily on the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, charges to net earnings were made in the periods in which restructuring plans liabilities were incurred. These plans individually are not material and accordingly have been aggregated.

A roll-forward of these non-acquisition related restructuring reserves for the first fiscal quarter of 2008 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2007	$606	$63	$2,373	$340	$3,382
Accrual	4,143	—	—	806	4,949
Costs incurred	(1,844)	(10)	(44)	(772)	(2,670)
Foreign currency impact and other	64	4	—	—	68

Balance at July 1, 2007	$2,969	$57	$2,329	$374	$5,729

North and South America

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. As of July 1, 2007, the reserve balance associated with these actions is $2,635, a portion of which the Company expects to spend in the current fiscal year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

Motive Power in Europe

During fiscal 2006, the Company incurred restructuring charges of $6,217, primarily for the motive power segment, to cover estimated costs in Europe for staff reductions of 112 employees, exiting a product line, and closing several ancillary locations. The charges included a non-cash write-off of $1,410, primarily for machinery and equipment. As of July 1, 2007, the reserve balance associated with these actions is $727, which mostly represents severance obligations the Company anticipates spending during this fiscal year or upon the individual employee’s determination.

European Restructuring

On May 23, 2007, the Company announced its commitment to restructure certain of its European operations. The restructuring will primarily facilitate the integration of Energia’s reserve and motive power businesses into the Company’s worldwide operations. The restructuring is designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the Energia transaction. Restructuring actions commenced upon the completion of the requisite labor consultations, and the Company expects to substantially complete these actions by the end of the fiscal 2008. The Company estimates that the total charges for the European restructuring will amount to approximately $17,000, which includes cash expenses of approximately $12,000, primarily for employee severance-related payments, and a non-cash charge of approximately $5,000, primarily for fixed asset impairments. Based on actual commitments to date, the Company recorded a restructuring charge in the first fiscal quarter of 2008 of $9,857. The charge is comprised of $4,949 as a restructuring accrual, primarily in Europe, for staff reductions and $4,908 for a non-cash impairment charge for machinery and equipment. As of July 1, 2007, the reserve balance associated with these actions is $2,367. The Company expects to spend the majority of this reserve in the current fiscal year. The Company expects to be committed to the approximate $7,000 remaining restructuring charges as follows: $5,000 during the remainder of fiscal 2008 and $2,000 in fiscal 2009.

NOTE 10: DEBT

Amended Senior Credit Facility

The $355,900 senior secured term loan B is subject to a 0.25% quarterly principal amortization and matures on March 17, 2011. The $100,000 revolving credit line matures on March 17, 2009. Borrowings under the credit agreements bear interest at a floating rate based, at our option, upon (i) a LIBOR rate plus an applicable percentage (currently 1.75%), or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (currently 0.75%). The facility requires prepayment based upon certain excess cash flow amounts, as defined. There are no prepayment penalties on loans under the $455,900 senior secured credit facility.

At March 31, 2007, and July 1, 2007, there were $354,985 and $354,096, respectively, outstanding under the term B loans. There were no borrowings under the revolving credit line at March 31, 2007, and July 1, 2007.

Obligations under the credit facilities are secured by substantially all of our existing and hereafter acquired assets located in the United States, including substantially all of the capital stock of our United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of our foreign subsidiaries that are owned by our United States companies. The Company’s financing agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, paying dividends and certain other actions. The Company is in compliance with all such covenants. The Company’s debt is more fully described in Note 8 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K.

NOTE 11: RETIREMENT PLANS

The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans.

	United States Plans		International Plans
	Three fiscal months ended		Three fiscal months ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
Service cost	$52	$58	$757	$897
Interest cost	131	137	444	548
Expected return on plan assets	(112)	(159)	(319)	(442)
Amortization and deferral	1	38	—	16

Net periodic benefit cost	$72	$74	$882	$1,019

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Three fiscal months ended		Three fiscal months ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
Discount rate	6.0%	6.0%	4.0 - 5.0%	4.0 - 5.0%
Expected return on plan assets	8.0%	8.0%	8.0%	8.0%
Rate of compensation increase	N/A	N/A	2.0 - 3.0%	2.0 - 3.0%

The Company presently anticipates contributing a total of approximately $4,000 to its defined benefit pension plans in fiscal 2008, based on current actuarial information.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement.

NOTE 12: EQUITY INCENTIVE PLANS

At July 1, 2007, the Company maintained three equity incentive plans, the 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan, that reserve 11,289,232 shares of Common Stock for the grant of various classes of equity including nonqualified stock options, restricted stock, restricted stock units and other forms of equity-based compensation. The Company’s equity incentive plans are used to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. As of July 1, 2007, the Company had 2,307,125 shares available for future grants.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest and become exercisable 25% per year over a four-year period from the date of grant. Options generally expire in 10 years.

The Company adopted the provisions of SFAS No. 123, Share-Based Payment (“SFAS 123(R)”) on April 1, 2006, using the modified-prospective method. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period.

Upon adoption of SFAS 123(R), the Company began recording compensation cost related to the continued vesting of all stock options that remained unvested as of April 1, 2006, as well as for all stock options granted, modified or cancelled after the adoption date. Unvested options outstanding upon adoption that were accounted for under the minimum value method in accordance with SFAS 123 and APB 25, continue to be accounted for under the minimum value method. All other unvested options outstanding upon adoption will be accounted for under the modified–prospective method.

The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the options granted in the first fiscal quarter of 2008 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.7%, dividend yield of zero, expected life of 6 years and expected volatility of 36.6%.

The Company recognized equity-based compensation expense associated with stock option grants of approximately $333, with a related tax benefit of $106, for the first fiscal quarter of 2007, and $276, with a related tax benefit of $86, for the first fiscal quarter of 2008. For the full fiscal year 2007, the Company recognized equity-based compensation expense associated with stock option grants of approximately $1,192, with a related tax benefit of $377.

The following table summarizes the Company’s stock option activity in the three fiscal months ended July 1, 2007:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2007	5,506,499	4.3	$13.94	$23,287
Granted	284,998		18.25	—
Exercised	(292,307)		12.38	1,827
Cancelled	(20,675)		12.70	116

Options outstanding as of July 1, 2007	5,478,515	4.4	$14.25	$26,543

Options exercisable as of July 1, 2007	4,848,945	4.4	$13.92	$21,235

Options expected to vest as of March 31, 2008	103,025	8.0	$16.15	$309

The following table summarizes information regarding stock options outstanding and exercisable at July 1, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00-$10.00	204,816	1.3	$3.74	204,816	$3.74
$10.01-$15.00	3,003,836	4.8	11.16	2,744,423	10.95
$15.01-20.00	1,398,924	4.2	16.84	1,041,426	16.30
$20.01-25.00	728,867	4.6	22.04	697,667	21.92
Over $25.00	142,072	3.6	29.36	142,072	29.36

	5,478,515	4.4	$14.25	4,848,945	$13.92

A summary of the status of the Company’s non-vested options as of July 1, 2007, and changes during the three fiscal months ended July 1, 2007, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2007	396,429	$6.00
Granted	284,998	8.00
Vested	(31,182)	5.81
Forfeited	(20,675)	6.22

Nonvested at July 1, 2007	629,570	$6.47

Restricted Stock

In fiscal 2006, the Company approved grants of 263,282 shares of restricted stock at a weighted average fair market value on that date of grants of $13.18 per share. In fiscal 2007, the Company approved grants of 9,000 shares of restricted stock at a weighted average fair market value on the date of grants of $16.11 per share. Generally, restricted stock is granted at the fair market value of the Company’s common stock on the date of grant and vest in annual installments over a four-year period from the date of grant.

There were no changes in restricted stock outstanding under the Company’s equity incentive plans during the three fiscal months ended July 1, 2007.

The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $430, with a related tax benefit of $137, for the first fiscal quarter of 2007 and approximately $224, with a related tax benefit of $69, for the first fiscal quarter of 2008. For the full fiscal year 2007, the Company recognized equity-based compensation expense associated with the vesting of restricted stock grants of approximately $1,694, with a related tax benefit of $593.

Restricted Stock Units

The Company approved a grant of 22,969 restricted stock units on February 12, 2007, at the fair market value on that date of $16.37 to non-employee directors. These restricted stock units vest and become exercisable in installments over a five-month period which ends on July 20, 2007, just prior to the Company’s annual stockholders meeting. The Company approved a grant of 141,140 restricted stock units on May 29, 2007, at the fair market value on that date of $18.25 to management and other key employees. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units of approximately $186, with a related tax benefit of $58, for the first fiscal quarter of 2008. For the full fiscal year 2007, the Company recognized equity-based compensation expense associated with the vesting of restricted stock unit grants of approximately $231, with a related tax benefit of $72.

All Award Plans

As of July 1, 2007, unrecognized compensation expense associated with the non-vested equity incentive awards outstanding was $6,935 and is expected to be recognized over a weighted average period of 30 months.

Employee Stock Purchase Plan

On July 26, 2004, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”). The Plan was amended by the Board of Directors on November 9, 2004. This ESPP is considered by the Company to be non-compensatory and no compensation expense is recorded when shares are issued under the ESPP.

NOTE 13: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share – diluted gives effect to all dilutive potential common shares that were outstanding during the period. At July 1, 2007, the Company had outstanding stock options, restricted stock and restricted stock units which could potentially dilute basic earnings per share in the future. Weighted average common shares – basic and common shares – diluted were as follows:

	Three fiscal months ended
	July 2, 2006	July 1, 2007
Weighted average shares of common stock outstanding—basic	46,338,013	46,885,318
Assumed exercise of stock options, net of shares assumed reacquired	807,203	966,213

Weighted average common shares—diluted	47,145,216	47,851,531

Antidilutive options and unvested restricted stock and restricted stock units not included in weighted average common shares—diluted	2,657,051	1,489,790

NOTE 14: SECONDARY OFFERING

On June 29, 2007, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 6,000,000 shares of the Company’s common stock to Jefferies and Company, Inc. The Company did not issue any shares or receive any proceeds in the offering, however, under the terms of its shareholders’ agreement, the Company did incur approximately $200 in fees related to the offering.

NOTE 15: BUSINESS SEGMENTS

The Company has the following two reportable business segments:

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems or UPS, applications for computer and computer-controlled systems, and other specialty power applications, including security systems, for premium starting, lighting and ignition applications, in switchgear and electrical control systems used in electric utilities and energy pipelines, and in commercial and military aircraft, submarines and tactical military vehicles.

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Consolidated
Three months ended July 2, 2006:
Net sales	$158,395	$200,639	$359,034

Operating earnings before litigation settlement income	$9,406	$13,394	$22,800
Litigation settlement income	1,966	800	2,766

Operating earnings	$11,372	$14,194	$25,566

Three months ended July 1, 2007:
Net sales	$184,701	$245,162	$429,863

Operating earnings before restructuring charges	$8,442	20,612	29,054
Restructuring charges	(7,365)	(2,492)	(9,857)

Operating earnings	$1,077	$18,120	$19,197

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2007 Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw material in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in our products;

•	risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	unanticipated litigation and regulatory proceedings to which we might be subject;

•	changes in our market share in the business segments and regions where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	unanticipated quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

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

In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Quarterly Report on Form 10-Q. EnerSys’ management uses the non-GAAP measures, “primary working capital” and “primary working capital percentage” (see definition in “Liquidity and Capital Resources” below) along with capital expenditures, in their evaluation of business segment cash flow and financial position performance. EnerSys’ management uses the non-GAAP measure “operating earnings before highlighted charges and credits” in their analysis of segment and region operating performance. This measure, as used by EnerSys in past quarters and years, adjusts operating earnings determined in accordance with GAAP to reflect changes in financial results associated with the Company’s restructuring initiatives and unusual charges and income items. Management believes presentations of financial measures reflecting these non-GAAP adjustments provide important supplemental measurement information in evaluating the operating results as distinct from results that include items that are not indicative of ongoing segment or region operating results, in particular, those charges that the Company incurs as a result of restructuring activities associated with our acquisitions; and those charges and credits that are not directly related to operating unit performance and are non-recurring in nature. Because these charges are incurred as a result of an acquisition, they are not a valid measure of the performance of our underlying business. These disclosures have limitations as an analytical tool, should not be viewed as a substitute for cash flow or net earnings determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information is helpful in understanding the Company’s ongoing operating results. This supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to operating earnings determined in accordance with GAAP.

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

We have two business segments: reserve power and motive power. Net sales classifications by segment are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or UPS, applications for computer and computer-controlled systems, and other specialty power applications, including security systems, for premium starting, lighting and ignition applications, in switchgear and electrical control systems used in electric utilities and energy pipelines, and in commercial and military aircraft, submarines and tactical military vehicles.

•

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

We evaluate business segment performance based primarily upon operating earnings, exclusive of highlighted items. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) for the respective business segment or reporting location, to derive a primary working capital percentage. Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount due to the significant impact it has on our cash flow and, as a result, our level of debt.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the U.S. Nearly 60% of our net sales for the first fiscal quarters of 2007 and 2008 were generated outside of North America. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

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

In fiscal 2007 and the first fiscal quarter of 2008, market and economic conditions generally remained strong, however lead prices hit substantially higher record levels.

During the last three fiscal years, the costs of our raw materials, of which lead is our primary raw material, have risen significantly. We estimate that our average cost of lead per pound (excluding premiums), as it affects our operating results, has risen from approximately $0.23 in fiscal 2004 to $0.36 in fiscal 2005, to $0.41 in fiscal 2006, and to $0.56 in fiscal 2007, and has risen from $0.51 in the first fiscal quarter of 2007 to $0.72 in the first fiscal quarter of 2008. Our estimated incremental lead cost, due to increased price, in the first fiscal quarter of 2008 over first fiscal quarter of 2007 was approximately $27 million. The highest price for lead on the London Metal Exchange during fiscal 2007 was $0.907 per pound on February 26, 2007. The highest price for lead on the London Metal Exchange during the first fiscal quarter of 2008 was $1.214 per pound on June 26, 2007. In July 2007, lead reached an historic high of $1.579 per pound.

Our business strategy in this environment of high commodity costs is to improve profitability by pricing actions and cost savings, as well as to tightly control operating cash flow and capital spending.

We have implemented a series of selling price increases to offset some of the impact of rising commodity costs. Our selling price actions increased net sales by approximately 6% in the first fiscal quarter of 2008, compared to the comparable quarter of fiscal 2007. We announced additional price increases during the course of the first fiscal quarter of 2008 (and during the second fiscal quarter of 2008), however, these pricing actions will not be fully realized immediately in our operating results.

See the discussion under the caption “Market and Economic Conditions” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, for a further discussion of commodity costs and our ability to offset some of the impact of these rising costs through selling price increases.

Cost savings programs remain a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing (labor and overhead), raw materials costs and our operating expenses (primarily selling, general and administrative). Our recently-announced European restructuring is an example of such a cost savings initiative (see Note 9 to the Consolidated Condensed Financial Statements).

RESULTS OF OPERATIONS

NET SALES

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
By segment
Reserve power	$158.4	44.1%	$184.7	43.0%	$26.3	16.6%
Motive power	200.6	55.9	245.2	57.0	44.6	22.2

Total	$359.0	100.0%	$429.9	100.0%	$70.9	19.7%

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
By region
Europe (1)	$189.6	52.8%	$228.3	53.1%	$38.7	20.4%
Americas	146.1	40.7	176.6	41.1	30.5	20.9
Asia	23.3	6.5	25.0	5.8	1.7	7.3

Total	$359.0	100.0%	$429.9	100.0%	$70.9	19.7%

(1)	Includes Europe, Middle East and Africa

Net sales increased $70.9 million or 19.7% in the first fiscal quarter of 2008 over the comparable period in fiscal 2007. Stronger European currencies, primarily the euro as compared to the U.S. dollar, resulted in an increase in the first fiscal quarter of 2008 net sales of approximately $16 million or 5%. The euro to US dollar exchange rate averaged $1.35 ($/ €) in the first fiscal quarter of 2008 compared to $1.27 ($/ €) in the first fiscal quarter of 2007. Our recent acquisitions contributed approximately $6 million or 2% to net sales in the first fiscal quarter of 2008 over the same period of 2007. Approximately 6% of the increase in our first fiscal quarter of 2008 sales growth rate is attributable to selling price recovery actions. Organic growth in sales (sales growth excluding the effects of foreign currency translation, acquisitions and price increases) in the first fiscal quarter of 2008 over the same period of 2007 was approximately 7%.

The robust growth experienced in our motive power segment in fiscal 2006 and fiscal 2007 continued into the first fiscal quarter of 2008, with sales increasing 22.2% compared to the comparable period in the prior year. Motive power segment sales include sales from Energia acquired in May 2007, of approximately $2 million in the first fiscal quarter of 2008. Our reserve power segment also achieved a strong first fiscal quarter 2008 improvement in sales of 16.6% compared to the prior year, attributed primarily to organic growth, coupled with the impact of approximately $4 million of increased sales from recent acquisitions. Pricing recovery actions remain a primary focus of our Company. Our motive power segment continues to realize a higher selling price recovery amount and percentage than our reserve power segment.

Our Europe and Americas regions achieved solid net sales growth in the first fiscal quarter of 2008, compared to the comparable period of 2007 due primarily to continued strength in our end markets, favorable macro-economic conditions and, we believe, an increase in our market share in those regions. Our Asia region’s net sales were flat in the first fiscal quarter of 2008, compared to the comparable period of 2007. Our European region sales in the first fiscal quarter of 2008, excluding the effect of foreign currency translation, increased 12.8% in comparison to the first fiscal quarter of 2007, attributed primarily to increases in volume and prices. Our Americas region sales in the first fiscal quarter of 2008, excluding the effect of foreign currency translation, increased 20.6% in comparison to the first fiscal quarter of 2007, primarily due to increases in volume and prices. Our Asia region sales in the first fiscal quarter of 2008, excluding the effect of foreign currency translation, increased 1.5% in comparison to the first fiscal quarter of 2007, attributed primarily to pricing actions.

GROSS PROFIT

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross profit	$77.1	21.5%	$86.6	20.1%	$9.5	12.3%

Gross profit, excluding the effect of foreign currency translation, increased 8.7% or $6.7 million in the first fiscal quarter of 2008 when compared to the first fiscal quarter of 2007. Gross profit percentage of net sales declined 140 basis points in the first fiscal quarter of 2008 in comparison to the comparable period in fiscal 2007. The decline in the gross profit percentage is directly attributed to higher raw material costs. We estimate that the cost of lead alone, our most significant raw material, increased our costs by $27 million in the first fiscal quarter of 2008 compared to the first fiscal quarter of 2007.

Strong efforts to pass through higher commodity costs via sales price increases continue to be made in all regions. As described previously, competitive conditions remain challenging in our industry. We estimate that realized selling price increases were approximately 5% in fiscal 2007 (which represents approximately 66% of the commodity cost increases experienced during fiscal 2007), and 6% in the first fiscal quarter of 2008 (which represents approximately 75% of the commodity cost increases experienced during the first fiscal quarter of 2008). Our sales initiatives will continue to emphasize pricing recovery for our products and continue to focus on improving product mix to higher margin products. Additionally, we remain highly focused on our long-standing and on-going cost reduction programs to help mitigate the rising cost of raw materials. These programs continue to be highly effective in reducing our costs and, accordingly, have had a significant impact in improving our operating results.

OPERATING EXPENSES, RESTRUCTURING AND LITIGATION SETTLEMENT INCOME

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$54.3	15.1%	$57.5	13.4%	$3.2	5.9%

Operating expenses, excluding the effect of foreign currency translation, increased 2.0% or $1.1 million in the first fiscal quarter of 2008 over the comparable period of the prior year, due primarily to the inclusion of operating expenses from our new acquisitions and higher sales volume. Operating expenses as a percentage of net sales decreased 170 basis points in the first fiscal quarter of 2008 in comparison to the comparable period in fiscal 2007. We continue to focus on expense saving initiatives and to further leveraging the fixed components of our operating expenses.

Selling expenses, our main component of operating expenses, were 63.8% of total operating expenses in the first fiscal quarter of 2008 compared to 62.8% of total operating expenses in the first fiscal quarter of 2007. However, both selling expenses and total operating expenses declined as a percent of total net sales.

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Restructuring charges	$—	—%	$9.9	2.3%	$9.9	NA

Included in our first fiscal quarter of 2008 operating results are $9.9 million of highlighted restructuring charges that are comprised of a $5.0 million restructuring accrual, for staff reductions primarily in Europe, and a non-cash impairment charge of $4.9 million for machinery and equipment that were impaired as a result of the Energia acquisition. The Company expects to incur approximately $7 million of additional charges related to the European restructuring as follows: $5 million in the remainder of fiscal 2008 and $2 million in fiscal 2009.

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		(Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Litigation settlement income	$(2.8)	(0.8)%	$—	—%	$(2.8)	NA

In the first fiscal quarter of 2007, we received approximately $2.8 million, net of fees and expenses, due to the settlement of several related litigation matters. The amount of the settlement has been recorded as an increase in operating income, as the costs related to this matter were previously recorded in operating expenses.

OPERATING EARNINGS

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
By Segment
Reserve power	$9.4	5.9%	$8.5	4.6%	$(0.9)	(9.6)%
Motive power	13.4	6.7	20.6	8.4	7.2	53.7

Operating earnings before highlighted charges and credits	$22.8	6.4%	$29.1	6.8%	$6.3	27.4%

Restructuring charges	$—	—%	$(9.9)	(2.3)%	$(9.9)	NA
Litigation settlement income	2.8	0.7	—	—	(2.8)	NA

Highlighted charges and credits	$2.8	0.7%	$(9.9)	(2.3)%	$(12.7)	NA

Reserve power	$11.4	7.2%	$1.1	0.6%	$(10.3)	(90.4)%
Motive power	14.2	7.1	18.1	7.4	3.9	27.5

Operating earnings	$25.6	7.1%	$19.2	4.5%	$(6.4)	(24.9)%

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
By Region
Europe (1)	$10.0	5.3%	$11.2	4.9%	$1.2	10.9%
Americas	10.8	7.3	17.1	9.7	6.3	58.3
Asia	2.0	8.5	0.8	3.2	(1.2)	(60.2)

Operating earnings before highlighted charges and credits	22.8	6.4	29.1	6.8	6.3	27.4
Restructuring charges-Europe	—	NA	(9.9)	NA	(9.9)	NA
Litigation settlement income-Americas	2.8	NA	—	NA	(2.8)	NA

Operating earnings	$25.6	7.1%	$19.2	4.5%	$(6.4)	(24.9)%

(1)	Includes Europe, Middle East and Africa

Operating earnings decreased 25% or $6.4 million in the first fiscal quarter of 2008 in comparison to the first fiscal quarter of 2007. Excluding the highlighted restructuring charges in the current period and the litigation income in the prior year period, operating earnings increased 27% or $6.3 million in the first fiscal quarter of 2008 in comparison to the first fiscal quarter of 2007. Operating earnings before highlighted charges and credits as shown in the table above, as a percentage of net sales, increased 40 basis points in the first fiscal quarter of 2008 in comparison to the first fiscal quarter of 2007. As discussed above, our operating earnings were significantly affected by growth in sales volume, selling price increases to cover higher raw material cost, our continuing cost savings programs that lower cost of sales and operating expenses; partially offset by higher raw material costs.

INTEREST EXPENSE

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$7.0	2.0%	$7.2	1.7%	$0.2	2.9%

Interest expense of $7.2 million in the first fiscal quarter of 2008 (net of interest income of $0.2 million) was $0.2 million higher than the $7.0 million in the first fiscal quarter of 2007. Our average debt outstanding in the first fiscal quarter of 2008 was $416.2 million compared to $409.6 million in the first fiscal quarter of 2007. Our average interest rate incurred in the first fiscal quarter of 2008 was 6.5% compared to 6.3% in the first fiscal quarter of 2007. Included in first fiscal quarter 2008 and 2007 interest expense are non-cash charges of $0.4 million for deferred financing fees. The increase in interest expense in the first fiscal quarter of 2008 compared to the comparable period in fiscal 2007 is attributed primarily to higher fixed interest rates paid on our interest rate swap agreements in the first fiscal quarter of 2008 and the increase in debt due primarily to the financing of the Energia acquisition, partially offset by higher interest income.

OTHER (INCOME) EXPENSE, NET

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other (income) expense, net	$0.7	0.2%	$1.3	0.3%	$0.6	85.7%

Other expense in the first fiscal quarter of 2008 was $1.3 million compared to $0.7 million in the comparable period of fiscal 2007. This $0.6 million unfavorable change in the first fiscal quarter of 2008 as compared to the comparable period in fiscal 2007, is primarily attributed to an increase in miscellaneous expenses, including $0.2 million in professional fees associated with a secondary offering and a $0.1 million increase in foreign currency net transaction losses reported in the first fiscal quarter of 2008.

EARNINGS BEFORE INCOME TAXES

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		Decrease
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$17.8	5.0%	$10.7	2.5%	$(7.1)	(39.9)%

As a result of the above, earnings before income taxes decreased $7.1 million, or 39.9%, in the first fiscal quarter of 2008 compared to the comparable period of fiscal 2007. Earnings before income taxes as a percentage of sales decreased 250 basis points to 2.5 % in the first fiscal quarter of 2008 in comparison to 5.0% in the first fiscal quarter of 2007.

INCOME TAX EXPENSE

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		Decrease
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$5.7	1.6%	$3.3	0.7%	$(2.4)	(41.0)%

Effective tax rate	31.8%		31.2%		(0.6)%

The effective tax rate in the first fiscal quarter 2008 was 31.2% compared to 31.8% in the comparable period of fiscal 2007. This rate reduction is primarily due to a change in the mix of earnings among our various legal entities in multiple foreign jurisdictions, which resulted in a higher proportion of our consolidated earnings being in tax jurisdictions with tax rates lower than our previous global averages.

NET EARNINGS

	Fiscal quarter ended July 2, 2006		Fiscal quarter ended July 1, 2007		Decrease
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$12.2	3.4%	$7.4	1.7%	$(4.8)	(39.2)%

As a result of the above, net earnings in the first fiscal quarter of 2008 were $7.4 million or 1.7% of net sales, compared to $12.2 million or 3.4% of net sales, in the comparable period of fiscal 2007, or a decrease of $4.8 million.

Net earnings per common share in the first fiscal quarter of 2008 were $0.16 per basic share and $0.15 per diluted share compared to $0.26 per basic and diluted share in the comparable period of fiscal 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) and began accounting for income tax contingencies in accordance with the guidance provided in FIN 48. Previous to the adoption of FIN 48, we accounted for income tax contingencies solely in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”). As a result of the implementation of FIN 48, the Company did not change the overall total of previously recorded tax liabilities and benefits, and was not required to record any cumulative effect adjustment to retained earnings. See Note 6 to the Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on FIN 48.

There have been no other material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $8.3 million for the first three fiscal months of 2008, compared to cash provided of $6.8 million in the comparable period in fiscal 2007. Our earnings before a non-cash write off of impaired assets associated with our European restructuring and depreciation were relatively flat. The $15.1 million unfavorable change in cash used in operations was primarily due to a $12.9 million increase in primary working capital and a $2.9 million increase in other assets, primarily lead hedges.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable, and the resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $425.9 million (yielding a primary working capital percentage of 24.8%) at July 1, 2007, and $385.7 million (yielding a primary working capital percentage of 23.3%) at March 31, 2007. The 1.5 percentage point increase in the quarter follows a normal seasonal pattern, including inventory increases to ensure sufficient product to cover normal summer plan shutdowns, and includes in the current quarter, significantly higher lead costs. The percentage at the end of this quarter of 24.8% is slightly below the percentage of 24.9% in the first fiscal quarter of the prior year. Primary working capital and primary working capital percentages at July 1, 2007, March 31, 2007 and July 2, 2006 are computed as follows:

Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
	(in millions)
July 1, 2007	$378.3	$259.7	$(212.1)	$425.9	$1,719.6	24.8%
March 31, 2007	351.6	234.3	(200.2)	385.7	1,654.4	23.3%
July 2, 2006	324.9	201.9	(169.0)	357.8	1,436.0	24.9%

Investing activities used cash of $24.1 million for the first three months of fiscal 2008, compared to cash used of $9.2 million in the comparable period in fiscal 2007. This change was primarily due to the $15.2 million of cash paid for the May 2007 Energia acquisition. Capital expenditures were $8.9 million in the first fiscal quarter of 2008, compared to $9.0 million in the first fiscal quarter of 2007.

Financing activities provided cash of $11.1 million in the first fiscal quarter of 2008, compared to cash provided of $3.6 million in the comparable period of fiscal 2007. Cash and available lines of credit were used to finance the Energia acquisition.

As a result of the above, total cash decreased by $20.9 million in the first fiscal quarter of 2008, compared to a cash increase of $1.4 million in the comparable period of fiscal 2007.

At March 31, 2007, and July 1, 2007, there were $355.0 million and $354.1 million, respectively, outstanding under the term B loans. There were no borrowings under the revolving credit line at March 31, 2007, and July 1, 2007.

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

We currently are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our cash requirements. See Note 8 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K for a detailed description of debt.

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

In April 2004, we entered into interest rate swap agreements to fix interest rates on an additional $60.0 million of floating rate debt through May 5, 2008. The fixed rates per year began May 5, 2004, and are 2.85% during the first year, 3.15% the second year, 3.95% the third year and 4.75% in the fourth year.

In August 2004, we entered into an interest rate swap agreement to fix interest rates on an additional $8.0 million of floating rate debt through May 5, 2008. The fixed rates per year began November 5, 2004, and are 2.85% during the first year, 3.15% the second year, 3.95% the third year and 4.20% in the fourth year.

In October 2005, we entered into interest rate swap agreements to fix interest rates on an additional $75.0 million of floating rate debt through December 22, 2010. The fixed rates per year plus an applicable credit spread began December 22, 2005, and are 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
July 1, 2007	$26.4	37.2	$0.71	8%
March 31, 2007	51.8	73.5	0.70	15%
July 2, 2006	23.1	44.4	0.52	10%

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, roughly one half of our lead requirements are accounted for at an average cost of $0.71 per pound. This takes into account the hedge contracts in place at July 1, 2007, lead purchased by July 1 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead (over our estimated cost in fiscal 2007 of $0.57 per pound) would increase our annual total cost of goods sold by approximately $30 million or 2% of annualized first fiscal quarter of 2008 total cost of goods sold.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products primarily in China, France, Germany, Italy, Mexico, Poland, the United Kingdom and the United States. Over half of our sales and expenses are translated in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty and Chinese renminbi.

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce our impact from the volatility of currency movements. Based primarily on statistical currency correlations on our exposures in fiscal 2007, we are highly confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $6 million in more than one year out of twenty years.

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of March 31, 2007, and July 1, 2007, we had entered into a total of $93.1 million and $81.5 million, respectively, as follows:

	March 31, 2007			July 1, 2007
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		$US Equivalent (in millions)	Average Rate Hedged
Sell euros for U.S. dollars	$74.0	$/€	1.32	$69.3	$/€	1.33
Sell UK pounds for U.S. dollars	9.1	$/£	1.92	6.0	$/£	1.92
Sell euros for Polish zloty	8.5	PLN/€	3.89	5.7	PLN/€	3.90
Sell Canadian dollars for U.S. dollars	1.5	CAN/$	1.11	0.5	CAN/$	1.11

Total	$93.1			$81.5

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

In addition to the other information set forth in this report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
Month 1
April 1 – July 1, 2007	—	—	—	—
Month 2
April 30 – May 27, 2007	—	—	—	—
Month 3
May 28– July 1, 2007	139,036	$18.91	—	—
Total	139,036	$18.91	—	—

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

10.1	Employment Agreement dated June 18, 2007, between EH Europe GmbH and Ray Kubis (filed herewith).

10.2	Termination of Directorship Agreement, dated June 30, 2007, between EnerSys SPRL (formerly Hawker Belgium S.A.) and Raymond R. Kubis (filed herewith).

10.3	Termination of Directorship Agreement, dated June 30, 2007, between EnerSys Delaware Inc. (formerly Enersys, Inc.) and Raymond R. Kubis (filed herewith).

10.4	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2007).

10.5	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K filed on May 23, 2007).

10.6	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K filed on May 23, 2007).

10.7	EnerSys 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K filed on July 20, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: August 8, 2007

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

10.1	Employment Agreement dated June 18, 2007, between EH Europe GmbH and Ray Kubis (filed herewith).

10.2	Termination of Directorship Agreement, dated June 30, 2007, between EnerSys SPRL (formerly Hawker Belgium S.A.) and Raymond R. Kubis (filed herewith).

10.3	Termination of Directorship Agreement, dated June 30, 2007, between EnerSys Delaware Inc. (formerly Enersys, Inc.) and Raymond R. Kubis (filed herewith).

10.4	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2007).

10.5	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K filed on May 23, 2007).

10.6	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K filed on May 23, 2007).

10.7	EnerSys 2007 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K filed on July 20, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).