Form 10-Q
period 2007-09-30
EnerSys
filed 2007-11-07
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common Stock outstanding at November 2, 2007: 47,423,111 shares

ENERSYS

INDEX – FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets March 31, 2007, and September 30, 2007 (Unaudited),	3

	Consolidated Condensed Statements of Income (Unaudited) For the Fiscal Quarters ended October 1, 2006, and September 30, 2007	4

	Consolidated Condensed Statements of Income (Unaudited) For the Six Fiscal Months Ended October 1, 2006, and September 30, 2007	5

	Consolidated Condensed Statements of Cash Flows (Unaudited) For the Six Fiscal Months Ended October 1, 2006, and September 30, 2007	6

	Consolidated Condensed Statements of Comprehensive Income (Unaudited) For the Fiscal Quarters and Six Fiscal Months Ended October 1, 2006, and September 30, 2007	7

	Notes to Consolidated Condensed Financial Statements (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1a.	Risk Factors	36

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 4	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits	38

SIGNATURES		39

EXHIBIT INDEX		40

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31, 2007	September 30, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,785	$20,064
Accounts receivable, net	351,594	406,735
Inventories, net	234,326	317,205
Deferred taxes	11,433	11,764
Prepaid and other current assets	39,155	56,103

Total current assets	674,293	811,871

Property, plant, and equipment, net	300,995	316,917
Goodwill	332,874	346,490
Other intangible assets, net	80,540	80,337
Other assets	20,311	18,026

Total assets	$1,409,013	$1,573,641

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$11,729	$29,129
Current portion of long-term debt and capital lease obligations	10,916	11,447
Accounts payable	200,157	256,872
Accrued expenses	175,239	200,322

Total current liabilities	398,041	497,770

Long-term debt and capital lease obligations	379,666	376,341
Deferred taxes	43,690	44,354
Other liabilities	45,517	50,274

Total liabilities	866,914	968,739
Stockholders’ equity:
Common Stock, $0.01 par value, 135,000,000 shares authorized, and 47,042,444 shares issued and outstanding at March 31, 2007; 47,407,986 shares issued and outstanding at September 30, 2007	471	474
Additional paid-in capital	339,114	344,263
Retained earnings	99,480	123,632
Accumulated other comprehensive income	103,034	136,533

Total stockholders’ equity	542,099	604,902

Total liabilities and stockholders’ equity	$1,409,013	$1,573,641

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Fiscal quarters ended
	October 1, 2006	September 30, 2007
Net sales	$353,924	$461,461
Cost of goods sold	276,215	369,447

Gross profit	77,709	92,014

Operating expenses	53,960	60,038
Restructuring charges	—	430
Litigation settlement income	(987)	—

Operating earnings	24,736	31,546
Interest expense	7,038	7,129
Other expense (income), net	929	746

Earnings before income taxes	16,769	23,671
Income tax expense	5,316	6,912

Net earnings	$11,453	$16,759

Net earnings per common share:
Basic	$0.25	$0.36

Diluted	$0.24	$0.35

Weighted-average shares of common stock outstanding:
Basic	46,471,958	47,098,758

Diluted	47,769,804	48,068,262

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six fiscal months ended
	October 1, 2006	September 30, 2007
Net sales	$712,958	$891,324
Cost of goods sold	558,136	712,734

Gross profit	154,822	178,590

Operating expenses	108,273	117,560
Restructuring charges	—	10,287
Litigation settlement income	(3,753)	—

Operating earnings	50,302	50,743
Interest expense	14,063	14,283
Other expense (income), net	1,631	2,043

Earnings before income taxes	34,608	34,417
Income tax expense	10,996	10,265

Net earnings	$23,612	$24,152

Net earnings per common share:
Basic	$0.51	$0.51

Diluted	$0.50	$0.50

Weighted-average shares of common stock outstanding:
Basic	46,404,985	46,992,038

Diluted	47,457,668	47,959,897

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Six fiscal months ended
	October 1, 2006	September 30, 2007
Cash flows from operating activities
Net earnings	$23,612	$24,152
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,249	24,269
Provision for doubtful accounts	482	293
Provision for deferred taxes, less amounts related to restructuring	45	(1,346)
Stock-based compensation	1,548	1,486
Loss on disposal of fixed assets (including non-cash restructuring)	266	4,997
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	157	(37,283)
Inventory	(18,795)	(70,226)
Prepaid expenses and other current assets	867	(8,155)
Other assets	(271)	1,235
Accounts payable	(15,063)	47,068
Accrued expenses	8,840	12,730
Other liabilities	(677)	1,896

Net cash provided by operating activities	24,260	1,116

Cash flows from investing activities
Capital expenditures	(19,363)	(17,308)
Acquisitions	(6,361)	(16,770)
Proceeds from disposal of property, plant, and equipment	94	113

Net cash used in investing activities	(25,630)	(33,965)

Cash flows from financing activities
Net increase in short-term debt	2,324	15,919
Proceeds from the issuance of long-term debt	127	—
Payments of long-term debt	(1,825)	(4,558)
Payments of capital lease obligations, net	(595)	(502)
Exercise of stock options	2,458	2,003
Tax benefits from exercise of stock options	266	1,663
Deferred financing costs	(253)	(23)

Net cash provided by financing activities	2,502	14,502

Effect of exchange rate changes on cash	360	626

Net increase (decrease) in cash and cash equivalents	1,492	(17,721)
Cash and cash equivalents at beginning of period	15,217	37,785

Cash and cash equivalents at end of period	$16,709	$20,064

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Fiscal quarters ended		Six fiscal months ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Net earnings	$11,453	$16,759	$23,612	$24,152
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments, net of tax	2,441	(2,086)	(849)	2,567
Minimum pension liability, net of tax	19	—	(106)	—
Foreign currency translation adjustments	27	22,461	18,557	30,932

Total comprehensive income	$13,940	$37,134	$41,214	$57,651

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the interim unaudited consolidated condensed financial statements include all adjustments considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2007 Annual Report on Form 10-K (SEC File No. 001-32253) dated June 13, 2007.

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

In May 2006, the Company purchased the assets of Alliant Techsystems’ (NYSE:ATK) lithium primary battery business, located at its Power Sources Center in Horsham, PA, now known as EnerSys Advanced Systems (“EAS”). The total purchase price for this transaction was approximately $2,200 and was financed using existing credit facilities. EAS produces lithium power sources, primarily for aerospace and defense applications. As part of the transaction, ATK has signed a 5-year supply agreement for certain of its requirements for products produced at EAS.

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

NOTE 4: INVENTORIES

Inventories, net consist of:

	March 31, 2007	September 30, 2007
Raw materials	$53,789	$76,467
Work-in-process	62,881	83,023
Finished goods	117,656	157,715

Total	$234,326	$317,205

Inventory reserves for obsolescence and other estimated losses were $10,024 and $14,296 at March 31, 2007, and September 30, 2007, respectively, and have been included in the net amounts shown above.

NOTE 5: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statements of Income. The amount of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at March 31, 2007, and September 30, 2007, net of tax, was an unrecognized gain of approximately $6,873 and $9,440 respectively.

During the first six fiscal months of 2007 and 2008, the Company recorded gains of $779 and $739, respectively, on interest rate swaps which were recorded as decreases in interest expense. During the first six fiscal months of 2007 and 2008, the Company recorded gains of $3,523 and $26,192, respectively, on the settlement of lead hedge contracts and (expenses) of ($1,001) and ($1,818), respectively, on foreign currency hedges which were recorded as decreases (increases) to cost of goods sold or included in inventory at the respective quarter ends.

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

As a result of the implementation of FIN 48, the Company did not change the overall total of previously recorded tax liabilities and benefits, and was not required to record any cumulative effect adjustment to retained earnings. The total amount of uncertain tax benefits as of April 1, 2007, was approximately $13,000. Of this amount, approximately $10,000, if recognized, would be included in the Company’s Statement of Income and have a favorable impact on both the Company’s Statement of Income and effective tax rate.

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

The Company recognizes tax related interest and penalties in income tax expense in its Statement of Income. As of April 1, 2007, and September 30, 2007, the Company had an accrual of approximately $1,000 and $900, respectively, for interest and penalties.

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the fiscal 2007 and 2008 interim periods were based on the estimated effective tax rates applicable for the full years ending March 31, 2007, and 2008, respectively, after giving effect to items specifically related to the interim periods. The effective income tax rates for the second fiscal quarters of 2007 and 2008 were 31.7 % and 29.2%, respectively. The effective income tax rates for the six fiscal months of 2007 and 2008 were 31.8% and 29.8%, respectively.

The effective income tax rate for the fiscal year ended March 31, 2007, was 28.4%. The fiscal 2007 tax expense included a non-recurring tax benefit of approximately $2,000 recorded in the third fiscal quarter of 2007, attributable to the favorable resolution of a prior year tax matter related to our European business, which reduced our book effective tax rate by 3.2 percentage points. Additionally, in fiscal 2007, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions had an approximate one percentage point decrease on our effective tax rate.

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

	Fiscal quarters ended		Six fiscal months ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Balance at beginning of period	$28,025	$29,381	$26,652	$27,533
Current period provisions	3,409	3,009	6,477	7,165
Cost incurred	(3,234)	(1,732)	(4,929)	(4,040)

Balance at end of period	$28,200	$30,658	$28,200	$30,658

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

Litigation Settlement Income

In the first and second fiscal quarters of 2007, the Company recorded litigation settlement income of approximately $2,766 and $987, respectively, net of fees and expenses, due to the settlements of two separate legal matters. The amounts of the settlements have been recorded as increases in operating income because the costs related to these matters were previously recorded as an element of operating earnings.

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

As more fully described in Notes 19 and 20 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K, the Company is involved in ongoing environmental matters at certain of its United States and foreign facilities. The Company may have potential environmental liabilities at its Manchester, England and Sumter, South Carolina facilities and has established reserves in accrued restructuring and accrued expenses of approximately $8,746 and $10,044 at March 31, 2007, and September 30, 2007, respectively. The Company believes it is indemnified in whole or in part for some of these environmental matters at Manchester. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities. The Company received $1,150 from a previous owner in settlement of their indemnification of potential environmental liabilities related to the Sumter facility. The Company has described in Note 9, Restructuring Plans, the changes in the reserves associated with the environmental costs at its Manchester, England and Sumter, South Carolina locations.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. Each such contract is for a period not extending beyond one year. Under these contracts, at March 31, 2007, and September 30, 2007, the Company was committed to purchase approximately 73,500 and 44,200 pounds of lead, respectively, for a total purchase price of $51,790 and $49,010, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis the Company will enter into foreign currency forward contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures, the Company has entered into foreign currency forward contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2007, and September 30, 2007, the Company had entered into a total $93,050 and $55,550, respectively, of foreign currency forward contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable debt interest expense. Such agreements effectively convert $203,000 of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by it under these agreements. The Company entered into an additional $40,000 interest rate swap agreement that becomes effective in February 2008 and will partially replace $60,000 of interest rate swaps, which mature in February 2008.

NOTE 9: RESTRUCTURING PLANS

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans.

Acquisition related restructuring

The acquisition related restructuring plans were initiated in connection with the acquisition of approximately a 97% interest in Energia in May 2007, and the acquisition of the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys plc.(“ESG”) in 2002. The plans have been aggregated in the following table as the Energia activity is not considered material.

As discussed in Note 8, Commitments, Contingencies and Litigation, the Company may have potential environmental liabilities at its Manchester, England and Sumter, South Carolina facilities. The environmental reserves related to the Manchester facility are in the roll-forward of the acquisition related restructuring reserves shown below, and those for the Sumter facility are included in the roll-forward of the non-acquisition related restructuring reserves, also shown below.

The Company relied upon Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, SFAS 141, Business Combinations and SFAS 5, Accounting for Contingencies, for the timing and measurement of these costs.

The Company is continuing to take actions consistent with its original plan to resolve these issues. A roll-forward of the acquisition related restructuring reserve for the first six fiscal months of 2008 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2007	$1,279	$853	$6,575	$958	$9,665
Accrued	1,010	—	—	—	1,010
Costs incurred	(240)	—	—	—	(240)
Foreign currency impact and other	170	36	214	14	434

Balance at September 30, 2007	$2,219	$889	$6,789	$972	$10,869

ESG acquisition

In 2002, following EnerSys’ acquisition of ESG, the Company formulated an exit and restructuring plan for certain ESG facilities in North America and Europe. Two of the European facilities remain open after significant restructuring and now operate at a lower operating cost base. The facility identified in the United States has been closed. The balance of the ESG acquisition-related restructuring reserve at September 30, 2007, is $9,952, and has two significant costs remaining: employee severance liability in the United Kingdom of $1,236 and environmental related costs at the Manchester facility of $6,789.

Energia acquisition

Following the May 2007 acquisition of approximately a 97% interest in Energia, and in connection with further European restructuring initiatives (see below), the Company announced its commitment to restructure certain of Energia’s operations primarily to facilitate the integration of Energia into the Company’s worldwide operations. The balance of the Energia acquisition-related restructuring reserve at September 30, 2007, is $917, which the Company anticipates spending primarily during fiscal 2008.

Non-acquisition related restructuring plans

The non-acquisition related restructuring plans were initiated in connection with the following cost-reduction programs: in North and South America in fiscal 2002; in the European motive power segment in fiscal 2006; and in Europe in the first six fiscal months of 2008, to facilitate the integration of Energia into the Company’s operations. The Company based its accounting and disclosures primarily on the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, charges to net earnings were made in the periods in which restructuring plans liabilities were incurred. These plans individually are not material and accordingly have been aggregated.

A rollforward of these non-acquisition related restructuring reserves for the six fiscal months of 2008 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2007	$606	$63	$2,373	$340	$3,382
Accrual	4,242	—	—	977	5,219
Costs incurred	(2,302)	(10)	(101)	(968)	(3,381)
Foreign currency impact and other	191	8	—	67	266

Balance at September 30, 2007	$2,737	$61	$2,272	$416	$5,486

North and South America

During fiscal 2002, the Company decided to close and downsize certain manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. As of September 30, 2007, the reserve balance associated with these actions is $2,553, a portion of which the Company expects to spend in the current fiscal year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

Motive Power in Europe

During fiscal 2006, the Company incurred restructuring charges of $6,217, primarily for the motive power segment, to cover estimated costs in Europe for staff reductions of 112 employees, exiting a product line, and closing several ancillary locations. The charges included a non-cash write-off of $1,410, primarily for machinery and equipment. As of September 30, 2007, the reserve balance associated with these actions is $771, which mostly represents severance obligations the Company anticipates spending during this fiscal year or upon the individual employee’s determination.

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

Based on actual commitments to date, the Company recorded a restructuring charge in the first six fiscal months of 2008 of $10,287, including $430 in the second fiscal quarter of 2008. The charge is comprised of $5,219 as a restructuring accrual, primarily in Europe, for staff reductions and $5,068 for non-cash impairment of machinery and equipment. As of September 30, 2007, the reserve balance associated with these actions is $2,162. The Company expects to spend the majority of this reserve in the current fiscal year. In addition, the Company expects to be committed to approximately $7,000 of remaining restructuring charges as follows: $5,000 during the remainder of fiscal 2008 and $2,000 in fiscal 2009.

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

At March 31, 2007, and September 30, 2007, there were $354,985 and $353,206, respectively, outstanding under the term B loans. There were $0 and $3,700, respectively, in borrowings under the revolving credit line at March 31, 2007, and September 30, 2007.

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

	United States Plans Fiscal quarters ended		International Plans Fiscal quarters ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Service cost	$52	$57	$768	$913
Interest cost	129	138	448	559
Expected return on plan assets	(115)	(160)	(324)	(449)
Amortization and deferral	1	37	—	16

Net periodic benefit cost	$67	$72	$892	$1,039

	United States Plans Six fiscal months ended		International Plans Six fiscal months ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Service cost	$104	$115	$1,525	$1,810
Interest cost	260	275	892	1,107
Expected return on plan assets	(227)	(319)	(643)	(891)
Amortization and deferral	2	75	—	32

Net periodic benefit cost	$139	$146	$1,774	$2,058

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans Six fiscal months ended		International Plans Six fiscal months ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Discount rate	6.0%	6.0%	4.0 - 5.0%	4.0 - 5.0%
Expected return on plan assets	8.0%	8.0%	8.0%	8.0%
Rate of compensation increase	N/A	N/A	2.0 - 3.0%	2.0 - 3.0%

The Company presently anticipates contributing a total of approximately $4,000 to its defined benefit pension plans in fiscal 2008, based on current actuarial information.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement.

NOTE 12: EQUITY INCENTIVE PLANS

At March 31 and September 30, 2007, the Company maintained three equity incentive plans, the 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan, that reserve 11,289,232 shares of Common Stock for the grant of various classes of equity including nonqualified stock options, restricted stock, restricted stock units and other forms of equity-based compensation. The Company’s equity incentive plans are used to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. As of September 30, 2007, the Company had 2,284,700 shares available for future grants.

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

The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the options granted in the six fiscal months of 2008 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.7%, dividend yield of zero, expected life of 6 years and expected volatility of 36.6%.

The Company recognized equity-based compensation expense associated with stock option grants of approximately $365, with a related tax benefit of $79, for the second fiscal quarters of 2007, and $333, with a related tax benefit of $97, for the second fiscal quarter of 2008. The Company recognized equity-based compensation expense associated with stock option grants of approximately $698, with a related tax benefit of $199, for the first six fiscal months of 2007, and $557, with a related tax benefit of $166, for the first six fiscal months of 2008. For the full fiscal year 2007, the Company recognized equity-based compensation expense associated with stock option grants of approximately $1,192, with a related tax benefit of $377.

The following table summarizes the Company’s stock option activity in the six fiscal months ended September 30, 2007:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2007	5,506,499	4.3	$13.94	$23,287
Granted	286,724		18.25	—
Exercised	(501,990)		9.20	4,797
Cancelled	(21,349)		12.90	87

Options outstanding as of September 30, 2007	5,269,884	4.2	$14.63	$21,574

Options exercisable as of September 30, 2007	4,719,536	3.7	$14.38	$20,692

Options expected to vest as of March 31, 2008	22,750	7.4	$14.28	$79

The following table summarizes information regarding stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00-$10.00	24,761	1.1	$3.74	24,761	$3.74
$10.01-$15.00	2,975,336	4.5	11.16	2,775,588	11.00
$15.01-$20.00	1,398,848	3.6	16.85	1,069,048	16.37
$20.01-$25.00	728,867	4.4	22.04	708,067	21.96
Over $25.00	142,072	3.1	29.36	142,072	29.36

	5,269,884	4.2	$14.63	4,719,536	$14.38

A summary of the status of the Company’s non-vested options as of September 30, 2007, and changes during the six fiscal months ended September 30, 2007, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2007	396,429	$6.00
Granted	286,050	8.00
Vested	(111,456)	5.95
Forfeited	(20,675)	6.22

Nonvested at September 30, 2007	550,348	$7.04

Restricted Stock

At March 31, and September 30, 2007, the Company had 205,217 shares of restricted stock outstanding at a weighted average fair market value on that date of grants of $13.21 per share. Generally, restricted stock is granted at the fair market value of the Company’s common stock on the date of grant and vest in annual installments of 25% over a four-year period from the date of grant.

The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $419, with a related tax benefit of $157, for the second fiscal quarter of 2007 and approximately $224, with a related tax benefit of $65, for the second fiscal quarter of 2008. The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $849, with a related tax benefit of $298, for the first six fiscal months of 2007 and approximately $448, with a related tax benefit of $135, for the first six fiscal months of 2008. For the full fiscal year 2007, the Company recognized equity-based compensation expense associated with the vesting of restricted stock grants of approximately $1,694, with a related tax benefit of $593.

Restricted Stock Units

The Company approved a grant of 22,969 restricted stock units on February 12, 2007, at the fair market value on that date of $16.37 and approved a grant of 19,831 restricted stock units on August 13, 2007, at the fair market value on that date of $18.96 to non-employee directors. These restricted stock units vested and became exercisable in installments over periods which end on July 20, 2007, and July 19, 2008, respectively, just prior to the Company’s annual stockholders meetings. The Company approved a grant of 141,140 restricted stock units on May 29, 2007, at the fair market value on that date of $18.25 to management and other key employees. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units of approximately $225, with a related tax benefit of $71, for the second fiscal quarter of 2008, and approximately $411, with a related tax benefit of $129, for the first six fiscal months of 2008. For the full fiscal year 2007, the Company recognized equity-based compensation expense associated with the vesting of restricted stock unit grants of approximately $231, with a related tax benefit of $72.

All Award Plans

As of September 30, 2007, unrecognized compensation expense associated with the non-vested equity incentive awards outstanding was $6,530 and is expected to be recognized over a weighted average period of 30 months.

Employee Stock Purchase Plan

On July 26, 2004, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”). The Plan was amended by the Board of Directors on November 9, 2004. This ESPP is considered by the Company to be non-compensatory and no compensation expense is recorded when shares are issued under the ESPP.

NOTE 13: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share – diluted gives effect to all dilutive potential common shares that were outstanding during the period. At September 30, 2007, the Company had outstanding stock options, restricted stock and restricted stock units which could potentially dilute basic earnings per share in the future. Weighted average common shares – basic and common shares – diluted were as follows:

	Fiscal quarters ended		Six fiscal months ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Weighted average shares of common stock outstanding—basic	46,471,958	47,098,758	46,404,985	46,992,038
Assumed exercise of stock options, net of shares assumed reacquired	1,297,846	969,504	1,052,683	967,859

Weighted average common shares—diluted	47,769,804	48,068,262	47,457,668	47,959,897

Antidilutive options and unvested restricted stock and restricted stock units not included in weighted average common shares—diluted	1,099,558	1,178,685	1,878,305	1,334,238

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

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Consolidated
Fiscal quarters ended October 1, 2006:
Net sales	$158,851	$195,073	$353,924

Operating earnings before litigation settlement income	$10,297	$13,452	$23,749
Litigation settlement income	987	—	987

Operating earnings	$11,284	$13,452	$24,736

Fiscal quarters ended September 30, 2007:
Net sales	$198,597	$262,864	$461,461

Operating earnings before restructuring charges	$9,332	$22,644	$31,976
Restructuring charges	(279)	(151)	(430)

Operating earnings	$9,053	$22,493	$31,546

	Reserve Power	Motive Power	Consolidated
Six fiscal months ended October 1, 2006:
Net sales	$317,246	$395,712	$712,958

Operating earnings before litigation settlement income	$19,704	$26,845	$46,549
Litigation settlement income	2,953	800	3,753

Operating earnings	$22,657	$27,645	$50,302

Six fiscal months ended September 30, 2007:
Net sales	$383,298	$508,026	$891,324

Operating earnings before restructuring charges	$17,774	$43,256	$61,030
Restructuring charges	(7,644)	(2,643)	(10,287)

Operating earnings	$10,130	$40,613	$50,743

NOTE 15: SECONDARY OFFERING

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

NOTE 16: SUBSEQUENT EVENT — SHELF REGISTRATION STATEMENT

On October 30, the Company filed a $500,000 shelf registration statement on Form S-3 with the SEC. This registration statement will allow the Company to offer and sell from time to time, in one or more offerings, shares of common stock and debt securities of the Company. The registration statement also permits certain institutional investors and certain members of senior management to sell shares of common stock held by such person.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw material in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in our products;

•	risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	unanticipated litigation and regulatory proceedings to which we might be subject;

•	changes in our market share in the business segments and regions where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	unanticipated quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we

•	acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	adverse changes in our short- and long-term debt levels under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain good relations with labor unions;

•	credit risk associated with our customers, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure; and

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

USE OF NON-GAAP FINANCIAL MEASURES

In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Quarterly Report on Form 10-Q.

EnerSys’ management uses the non-GAAP measure “operating earnings before highlighted charges and credits” as supplemental information in analyzing segment and region operating performance. This measure, as used by EnerSys in past quarters and years, adjusts operating earnings determined in accordance with GAAP to reflect changes in financial results associated with the Company’s restructuring initiatives and highlighted charges and income items. Management utilizes these non-GAAP performance measures as important supplemental information in evaluating the operating results as distinct from results that include items that are not indicative of ongoing segment or region operating results, in particular, those charges that the Company incurs as a result of restructuring activities associated with our acquisitions; and those charges and credits that are not directly related to operating unit performance and are unusual in nature. Because these charges are incurred as a result of an acquisition, they are not a valid measure of the performance of our underlying business.

EnerSys’ management uses the non-GAAP measures, “primary working capital” and “primary working capital percentage” (see definition in “Liquidity and Capital Resources” below) along with capital expenditures, in their evaluation of business segment cash flow and financial position performance. Although Management monitors the three elements of primary working capital (receivables, inventory and payables), Management’s primary focus is on the total primary working capital amount and the total primary working capital amount relative to sales, due to the significant impact primary working capital has on our cash flow and, as a result, our level of debt.

These non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for cash flow or operating earnings determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that the Company’s future results will be unaffected by similar adjustments to operating earnings determined in accordance with GAAP.

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

We evaluate business segment performance based primarily upon operating earnings, exclusive of highlighted items. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) for the respective business segment or reporting location, to derive a primary working capital percentage. Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total primary working capital amount and the total primary working capital amount relative to sales, due to the significant impact that primary working capital has on our cash flow and, as a result, our level of debt.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the U.S. Nearly 60% of our net sales for the first six fiscal months of 2007 and 2008 were generated outside of North America. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

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

In fiscal 2007 and the first six fiscal months of 2008, global market and economic conditions generally remained strong, however lead prices hit substantially higher record levels.

During the last three fiscal years, the costs of our raw materials, of which lead is our primary raw material, have risen significantly. The highest price for lead on the London Metal Exchange during fiscal 2007 was $0.907 per pound on February 26, 2007. The highest price for lead on the London Metal Exchange during the first six fiscal months of 2008 was $1.633 per pound on September 27, 2007. Since September 30, 2007, lead reached an historic high of $1.8053 per pound. We estimate that our incremental lead cost, due to increased price, in the first six fiscal months of 2008 over the first six fiscal months of 2007 was approximately $67 million.

Our business strategy in this environment of high commodity costs is to improve profitability by pricing actions and cost savings, as well as to tightly control operating cash flow and capital spending.

We have implemented a series of selling price increases to offset some of the impact of rising commodity costs. Our selling price actions increased net sales by approximately 8% in the first six fiscal months of 2008, compared to the comparable period of fiscal 2007. We announced additional price increases during the course of the first six fiscal months of 2008 (and during the third fiscal quarter of 2008), however, these pricing actions will not be fully realized immediately in our operating results.

See the discussion under the caption “Market and Economic Conditions” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, for a further discussion of commodity costs and our ability to offset some of the impact of these rising costs through selling price increases.

Cost savings programs remain a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing (labor and overhead), raw materials costs and our operating expenses. Our European restructuring, which began in May 2007, is an example of such a cost savings initiative (see Note 9 to the Consolidated Condensed Financial Statements).

The discussion below presents financial information in millions of dollars, which may cause minor rounding differences.

RESULTS OF OPERATIONS

NET SALES

Current quarter by segment

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$158.8	44.9%	$198.6	43.0%	$39.8	25.1%
Motive Power	195.1	55.1	262.9	57.0	67.8	34.8

Total	$353.9	100.0%	$461.5	100.0%	$107.6	30.4%

Year to date by segment

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$317.2	44.5%	$383.3	43.0%	$66.1	20.8%
Motive Power	395.8	55.5	508.0	57.0	112.2	28.3

Total	$713.0	100.0%	$891.3	100.0%	$178.3	25.0%

Current quarter by region

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe (1)	$179.8	50.8%	$247.7	53.7%	$67.9	37.8%
Americas	153.1	43.3	182.6	39.5	29.5	19.3
Asia	21.0	5.9	31.2	6.8	10.2	48.6

Total	$353.9	100.0%	$461.5	100.0%	$107.6	30.4%

Year to date by region

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe (1)	$369.5	51.8%	$476.0	53.4%	$106.5	28.8%
Americas	299.2	42.0	359.2	40.3	60.0	20.1
Asia	44.3	6.2	56.1	6.3	11.8	26.6

Total	$713.0	100.0%	$891.3	100.0%	$178.3	25.0%

(1)	Includes Europe, Middle East and Africa

Net sales increased $107.6 million or 30.4% in the second fiscal quarter of 2008 and increased $178.3 million or 25.0% in the six fiscal months of 2008 over the comparable periods in fiscal 2007. Stronger European currencies, primarily the euro compared to the U.S. dollar, resulted in an increase in net sales of $24 million or 7% in the second fiscal quarter of 2008 and increased $40 million or 6% in the six fiscal months of 2008, over the comparable periods in fiscal 2007. The euro exchange rate to the U.S. dollar averaged 1.39 ($/ €) in the second fiscal quarter and 1.37 ($/ €) in the six fiscal months of 2008, compared to 1.27 ($/ €) in the second fiscal quarter and six fiscal months of 2007. Net sales, excluding the effect of foreign currency translation, increased 23.6% or $83.4 million in the second fiscal quarter of 2008 and increased 19.4% or $138.1 million in the six fiscal months of 2008 over the comparable periods of 2007. Our recent acquisitions contributed approximately $7 million or 2% and $13 million or 2%, respectively, to incremental net sales in the second fiscal quarter and six fiscal months of 2008. Approximately 10% and 8%, respectively, of the increase in our sales growth rate in the second fiscal quarter and six fiscal months of 2008 over the comparable periods in fiscal 2007 are attributable to selling price recovery actions. Organic growth in sales (sales growth excluding the effects of foreign currency translation, acquisitions and price increases) in the second fiscal quarter and six fiscal months of 2008 over the same periods of prior year were approximately 12% and 10%, respectively.

Segments

The robust growth experienced in our motive power segment in fiscal 2006 and fiscal 2007 continued into the second fiscal quarter and six fiscal months of 2008. Excluding the effect of foreign currency translation, motive power sales increased 27.1% and 22.1%, respectively in the second fiscal quarter and six fiscal months of 2008, compared to the comparable periods in the prior year. This improvement in sales is attributed primarily to organic growth and pricing; coupled with the impact of recent acquisitions of approximately $5 million and $7 million, respectively, in the second fiscal quarter and six fiscal months of 2008.

Our reserve power segment also achieved strong improvements in sales. Excluding the effect of foreign currency translation, reserve power sales increased 19.3% and 16.0%, respectively, in the second fiscal quarter and six fiscal months of 2008 compared to the prior year periods, attributed primarily to organic growth, coupled with the impact of recent acquisitions of approximately of $2 million and $6 million respectively, compared to the comparable prior year periods.

Pricing recovery actions remain a primary focus of our Company. Our motive power segment continues to realize a higher selling price recovery amount and percentage than our reserve power segment.

Regions

All our regions achieved solid sales growth in the second fiscal quarter and six fiscal months of 2008. Excluding the effect of foreign currency translation, sales increased 23.6% and 19.4%, respectively, compared to the comparable periods in the prior year, due primarily to continued strength in our end markets, favorable macro-economic conditions and, we believe, an increase in our market share in those regions.

Our Europe region sales, excluding the effect of foreign currency translation, increased 25.3% and 18.7%, respectively, in the second fiscal quarter and six fiscal months of 2008 in comparison to the comparable periods in the prior year, attributed primarily to increases in volume and prices.

Our Americas region sales, excluding the effect of foreign currency translation, increased 18.7% and 19.6%, respectively, in the second fiscal quarter and six fiscal months of 2008 in comparison to the comparable periods in the prior year, also attributed primarily to increases in volume and prices.

Our Asia region sales, excluding the effect of foreign currency translation, increased 38.3% and 18.9%, respectively, in the second fiscal quarter and six fiscal months of 2008, in comparison to the comparable periods in the prior year, attributed primarily to organic growth.

GROSS PROFIT

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$77.7	22.0%	$92.0	19.9%	$14.3	18.4%

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$154.8	21.7%	$178.6	20.0%	$23.8	15.4%

Gross profit, excluding the effect of foreign currency translation, increased 13.7% or $10.7 million in the second fiscal quarter of 2008, when compared to the second fiscal quarter of 2007 and increased 11.2% or $17.4 million the six fiscal months of 2008 when compared to the six fiscal months of 2007. Gross profit percentage of net sales declined 210 basis points and 170 basis points, respectively, in the second fiscal quarter and six fiscal months of 2008 in comparison to the comparable periods in fiscal 2007. The declines in the gross profit percentages are directly attributed to our inability to pass through higher raw material costs on a timely basis. We estimate that the cost of lead alone, our most significant raw material, increased our cost of sales by $40 million and $67 million, respectively, in second fiscal quarter and six fiscal months of 2008, compared to the comparable periods in fiscal 2007.

Strong efforts to pass through higher commodity costs via sales price increases continue to be made in all regions. As described previously, competitive conditions remain challenging in our industry. We estimate that realized selling price increases were approximately 5% for all of fiscal 2007 (which represents approximately 66% of the commodity cost increases experienced during fiscal 2007), and 8% in the six fiscal months of 2008 (which represents approximately 75% of the commodity cost increases experienced during the six fiscal months of 2008). Our sales initiatives will continue to emphasize pricing recovery for our products and continue to focus on improving product mix to higher margin products. Additionally, we remain highly focused on our long-standing and on-going cost reduction programs to help mitigate the rising cost of raw materials. These programs, which include the ongoing European restructuring program, continue to be highly effective in reducing our costs and, accordingly, have had a significant impact in improving our operating results.

OPERATING EXPENSES

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$54.0	15.3%	$60.0	13.0%	$6.0	11.1%

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$108.3	15.2%	$117.5	13.2%	$9.2	8.5%

Operating expenses, excluding the effect of foreign currency translation, increased 5.5% or $3.0 million in the second fiscal quarter of 2008 and increased 3.7% or $4.0 million in the six fiscal months of 2008, when compared to the comparable periods of 2007, due primarily to the inclusion of operating expenses from our new acquisitions and higher sales volume. Operating expenses as a percentage of net sales decreased 230 basis points in the second fiscal quarter of 2008 and decreased 200 basis points in the six fiscal months of 2008, when compared to the comparable periods of 2007.

Selling expenses, our main component of operating expenses, were 61.4% and 62.6% of total operating expenses in the second fiscal quarter and the six fiscal months of 2008, respectively, compared to 59.7% and 61.3%, respectively of total operating expenses in the second fiscal quarter and the six fiscal months of 2007. However, selling expenses, like total operating expenses, declined as a percent of total net sales in both of the fiscal 2008 periods. Selling expenses as a percentage of net sales decreased 110 basis points in the second fiscal quarter and first six fiscal months of 2008, when compared to the comparable periods of 2007. In addition, we continue to focus on expense saving initiatives and to further leveraging the fixed components of our operating expenses.

RESTRUCTURING CHARGES

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Restructuring Charges	$—	—%	$0.4	0.1%	$0.4	NA

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Restructuring Charges	$—	—%	$10.3	1.2%	$10.3	NA

Included in operating results for our second fiscal quarter of 2008 and the six fiscal months of 2008 are approximately $0.4million and $10.3 million, respectively, of highlighted restructuring charges related to the European restructuring that are comprised as follows: In our second fiscal quarter of 2008, approximately $0.3 million of restructuring costs were accrued for additional professional fees, primarily in Europe, and a non-cash impairment charges amounted to $0.1 million for machinery and equipment that were impaired as a result of the Energia acquisition. These charges brought our total accrued for staff reductions for the six fiscal months of 2008 to approximately $5.2 million, and the total non-cash impairment charges for redundant machinery and equipment remained at $5.1 million. The Company expects to incur approximately $7 million of additional charges related to the European restructuring as follows: $5 million in the remainder of fiscal 2008 and $2 million in fiscal 2009.

LITIGATION SETTLEMENT INCOME

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		(Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Litigation settlement income	$1.0	0.3%	$—	—%	$(1.0)	NA

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		(Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Litigation settlement income	$3.8	0.5%	$—	—%	$(3.8)	NA

In the second fiscal quarter and six fiscal months of 2007, we recorded litigation settlement income of approximately $1.0 million and $3.8 million, respectively, net of fees and expenses, from the settlements of two separate legal matters. The amounts of the settlements have been recorded as increases in operating earnings in the second fiscal quarter and six fiscal months of 2007, respectively, as the costs related to these matters were previously recorded as an element of operating earnings.

OPERATING EARNINGS

Current quarter by segment

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Reserve Power	$10.3	6.5%	$9.3	4.7%	$(1.0)	(9.4)%
Motive Power	13.4	6.8	22.6	8.6	9.2	68.3

Operating earnings before highlighted (charges) and credits	$23.7	6.7%	$31.9	6.9%	$8.2	34.6%

Restructuring (charges)	$—	—%	$(0.4)	(0.1)%	$(0.4)	NA

Litigation settlement income	1.0	0.3	—	—	(1.0)	NA

Highlighted (charges) and credits	$1.0	0.3%	$(0.4)	(0.1)%	$(1.4)	NA

Reserve Power	$11.3	7.1%	$9.0	4.8%	$(2.3)	(19.5)%
Motive Power	13.4	6.9	22.5	8.6	9.1	67.9

Total	$24.7	7.0%	$31.5	6.8%	$6.8	27.5%

Year to date by segment

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Reserve Power	$19.7	6.2%	$17.8	4.6%	$(1.9)	(9.8)%
Motive Power	26.8	6.8	43.3	8.5	16.5	61.1

Operating earnings before highlighted (charges) and credits	$46.5	6.5%	$61.1	6.9%	$14.6	31.1%

Restructuring (charges)	$—	—%	$(10.3)	(1.2)%	$(10.3)	NA

Litigation settlement income	3.8	0.5	—	—	(3.8)	NA

Highlighted (charges) and credits	$3.8	0.5%	$(10.3)	(1.2)%	$(14.1)	NA

Reserve Power	$22.7	7.1%	$10.2	2.6%	$(12.5)	(55.3)%
Motive Power	27.6	7.0	40.6	8.0	13.0	46.9

Operating earnings	$50.3	7.1%	$50.8	5.7%	$0.5	0.9%

Current quarter by region

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Europe (1)	$9.5	5.3%	$13.4	5.4%	$3.9	41.6%
Americas	13.9	9.1	17.0	9.3	3.1	21.8
Asia	0.3	1.5	1.5	4.9	1.2	404.3

Operating earnings before highlighted (charges) and credits	23.7	6.7	31.9	6.9	8.2	34.6
Restructuring (charges)-Europe	—	—	(0.4)	(0.1)	(0.4)	NA
Litigation settlement income-Americas	1.0	0.3	—	—	(1.0)	NA

Operating earnings	$24.7	7.0%	$31.5	6.8%	$6.8	27.5%

Year to date by region

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Europe (1)	$19.5	5.3%	$24.4	5.1%	$4.9	25.2%
Americas	24.7	8.3	34.4	9.6	9.7	38.5
Asia	2.3	5.2	2.3	4.1	—	—

Operating earnings before highlighted (charges) and credits	46.5	6.5	61.1	6.9	14.6	31.1
Restructuring (charges)-Europe	—	—	(10.3)	(1.2)	(10.3)	NA
Litigation settlement income-Americas	3.8	0.6	—	—	(3.8)	NA

Operating earnings	$50.3	7.1%	$50.8	5.7%	$0.5	0.9%

(1)	Includes Europe, Middle East and Africa
(2)	The percentages shown for the regions and segments are computed as a percentage of the applicable region or segment’s net sales.

Operating earnings increased 27.5% or $6.8 million in the second fiscal quarter of 2008 and increased 0.9% or $0.5 million in the six fiscal months of 2008, in comparison to the second fiscal quarter and six fiscal months of 2007. Operating earnings as a percentage of net sales as shown in the table above, decreased 20 basis points in the second fiscal quarter of 2008 and decreased 140 basis points in the six fiscal months of 2008, when compared to the comparable periods of 2007.

Excluding the highlighted restructuring charges in the current year’s fiscal periods and the litigation income in the prior year’s fiscal periods, operating earnings increased 34.6% or $8.2 million in the second fiscal quarter of 2008 and increased 31.1% or $14.6 million in the six fiscal months of 2008, in comparison to the corresponding fiscal periods of 2007. Operating earnings excluding highlighted charges and credits as a percentage of net sales as shown in the table above, increased 20 basis points in the second fiscal quarter of 2008 and increased 40 basis points in the six fiscal months of 2008, when compared to the comparable periods of 2007.

As discussed above, our operating earnings were significantly affected by growth in sales volume, selling price increases to cover higher raw material cost, our continuing cost savings programs that lower cost of sales and operating expenses; partially offset by higher raw material costs.

INTEREST EXPENSE

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$7.0	2.0%	$7.1	1.5%	$0.1	1.3%

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$14.1	2.0%	$14.3	1.6%	$0.2	1.6%

Interest expense of $7.1 million in the second fiscal quarter of 2008 (net of interest income of $0.3 million) was $0.1 million higher than the $7.0 million in the second fiscal quarter of 2007 (net of interest income of $0.2 million). Interest expense of $14.3 million in the six fiscal months of 2008 (net of interest income of $0.6 million) was $0.2 million higher than the $14.1 million (net of interest income of $0.2 million) in the six fiscal months of 2007. Our average debt outstanding was $419.6 million and $413.1 million, respectively, in the second fiscal quarter and six fiscal months of 2008, compared to $419.6 million and $414.9 million, respectively, in the second fiscal quarter and six fiscal months of 2007. Our average interest rate incurred in the second fiscal quarter and six fiscal months of 2008 were 6.5% and 6.5%, respectively, compared to 6.6% and 6.4%, respectively, in the second fiscal quarter and six fiscal months of 2007. Included in interest expense are non-cash charges for deferred financing fees of $0.4 million in the second fiscal quarters of 2008 and 2007, and $0.8 million in the six fiscal months of 2008 and 2007. The increase in interest expense in the six fiscal months of 2008, compared to the comparable period in fiscal 2007, is attributed primarily to higher global interest rates.

OTHER EXPENSE (INCOME), NET

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		(Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$0.9	0.3%	$0.7	0.2%	$(0.2)	(19.7)%

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$1.6	0.2%	$2.0	0.2%	$0.4	25.3%

Other expense, net was $0.7 million in the second fiscal quarter of 2008 compared to $0.9 million in the comparable period of fiscal 2007. This $0.2 million favorable change is primarily attributed to a $0.4 million increase in miscellaneous income, partially offset by a $0.3 million increase in net foreign currency transaction losses.

Other expense, net was $2.0 million in the six fiscal months of 2008 compared to $1.6 million in the comparable period of fiscal 2007. This $0.4 million unfavorable change is primarily attributed to a $0.4 million increase in net foreign currency transaction losses in the six fiscal months of 2008.

Additionally, the six fiscal months of 2008 included $0.2 million of professional fees associated with a secondary offering and the six fiscal months of 2007 included $0.7 million of professional fees associated a secondary offering and an abandoned acquisition.

EARNINGS BEFORE INCOME TAXES

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$16.8	4.7%	$23.7	5.1%	$6.9	41.1%

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		(Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$34.6	4.9%	$34.4	3.9%	$(0.2)	(0.6)%

As a result of the above, earnings before income taxes in the second fiscal quarter of 2008 increased $6.9 million or 41.1% and earnings before income taxes in six fiscal months of 2008 decreased $0.2 million or 0.6% compared to six fiscal months of 2007. Earnings before income taxes as a percentage of sales were 5.1% and 3.9%, respectively, in the second fiscal quarter and six fiscal months of 2008 in comparison to 4.7% and 4.9%, respectively, in the second fiscal quarter and six fiscal months of 2007.

INCOME TAX EXPENSE

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$5.3	1.5%	$6.9	1.5%	$1.6	30.0%

Effective tax rate	31.7%		29.2%		(2.5)%

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		(Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$11.0	1.5%	$10.3	1.1%	$(0.7)	(6.6)%

Effective tax rate	31.8%		29.8%		(2.0)%

The effective tax rate was 29.2% and 29.8%, respectively, in the second fiscal quarter and the six fiscal months of 2008, compared to 31.7% and 31.8%, respectively, in the second fiscal quarter and six fiscal months of fiscal 2007. These rate reductions are primarily due to changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions, which resulted in a higher proportion of our consolidated earnings being in tax jurisdictions with tax rates lower than our previous global averages.

NET EARNINGS

	Fiscal quarter ended October 1, 2006		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$11.5	3.2%	$16.8	3.6%	$5.3	46.3%

	Six fiscal months ended October 1, 2006		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$23.6	3.3%	$24.2	2.7%	$0.6	2.3%

As a result of the above, net earnings in the second fiscal quarter of 2008 were $16.8 million (3.6% of net sales), or an increase of 46% compared to net earnings in the second fiscal quarter of 2007 of $11.5 million (3.2% of net sales). Net earnings in the six months of fiscal 2008 were $24.2 million (2.7% of net sales), or an increase of 2% compared to net earnings in the six months of fiscal 2007 of $23.6 million (3.3% of net sales).

Net earnings per common share in the second fiscal quarter of 2008 were $0.36 per basic share and $0.35 per diluted share compared to $0.25 per basic share and $0.24 per diluted share in the second fiscal quarter of 2007. Net earnings per common share in the six fiscal months 2008 were $0.51 per basic and $0.50 per diluted share compared to $0.51 per basic and $0.50 per diluted share in the six fiscal months 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $1.1 million for the first six fiscal months of 2008, compared to cash provided of $24.3 million in the comparable period in fiscal 2007. This was due primarily to the higher level of primary working capital required to support our very strong growth in sales. During the first half of fiscal 2008, $60.4 million of cash was used for primary working capital compared to the use of $33.7 million in the first half of fiscal 2007, an increased use of cash of $26.7 million.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable, and the resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $467.1 million (yielding a primary working capital percentage of 25.3%) at September 30, 2007, and $385.7 million (yielding a primary working capital percentage of 23.3%) at March 31, 2007, and $372.9 million (yielding a primary working capital percentage of 26.3%) at the end of the second fiscal quarter of the prior year. The 2.0 percentage point increase in the first six fiscal months of 2008 follows a normal seasonal pattern and, additionally this year, includes significantly higher lead costs in inventory. In spite of this pressure, we accomplished a reduction in the primary working capital percentage of sales from 26.3% a year ago to 25.3% at the end of this second quarter. Primary working capital and primary working capital percentages at September 30, 2007, March 31, 2007, and October 1, 2006, are computed as follows:

Balance At	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital %
			(in millions)
September 30, 2007	$406.7	$317.2	$(256.8)	$467.1	$1,845.8	25.3%
March 31, 2007	351.6	234.3	(200.2)	385.7	1,654.4	23.3
October 1, 2006	317.3	205.2	(149.6)	372.9	1,415.7	26.3

Investing activities for the six fiscal months of 2008 used cash of $34.0 million and included $17.3 million of capital expenditures and $16.8 million of acquisitions, primarily for Energia. Investing activities for the six fiscal months of 2007 used cash of $25.6 million and included $19.4 million of capital expenditures and $6.4 million of acquisitions, primarily for the assets of Chaozhou Xuntong Power Source Company Limited (“CFT”) and the assets of Alliant Techsystems’ lithium primary battery business, now known as EnerSys Advanced Systems Inc. (“EAS”).

For the six fiscal months of 2008, financing activities provided cash of $14.5 million, primarily from a net increase in short-term debt used to fund a portion of our cash used in investing activities, offset by $4.6 million of regularly scheduled repayments of long term-debt. Financing activities provided cash of $2.5 million in the six fiscal months of 2007, primarily the proceeds from the exercise of stock options.

As a result of the above, total cash decreased by $17.7 million in the first six fiscal months of 2008, compared to a cash increase of $1.5 million in the comparable period of fiscal 2007. This use of cash in fiscal 2008 funded a portion of the cash used in investing activities.

At March 31, 2007, and September 30, 2007, there were $355.0 million and $353.2 million, respectively, outstanding under the term B loans. There were $0 and $4 million, respectively, in borrowings under the revolving credit line at March 31, 2007, and September 30, 2007.

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

We currently are in compliance with all covenants and conditions under our credit agreements. We believe that we will continue to comply with these covenants and conditions and that we have adequate availability of funds to meet our cash requirements. See Note 8 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K for a detailed description of debt.

SUBSEQUENT EVENT — SHELF REGISTRATION STATEMENT

On October 30, we filed a $500 million shelf registration statement on Form S-3 with the SEC. This registration statement will allow us to offer and sell from time to time, in one or more offerings, shares of common stock and debt securities of the Company. The registration statement also permits certain institutional investors and certain members of our senior management to sell shares of common stock held by such person.

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

In October 2005, we entered into interest rate swap agreements to fix interest rates on an additional $75.0 million of floating rate debt through December 22, 2010. The fixed rates per year plus an applicable credit spread began December 22, 2005, and are 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year. In August 2007, we entered into interest rate swap agreements, which becomes effective in February 2008, to fix interest rates on an additional $40.0 million of floating rate debt through February 22, 2011, at 4.85% per year.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)		(in millions)
September 30, 2007	$49.0	44.2	$1.11	9%
March 31, 2007	51.8	73.5	0.70	15%
October 1, 2006	$2.7	5.1	$0.53	1%

(1)	Based on an approximate annual lead purchases for the period then ended.

We estimate that a 10% increase in our cost of lead for the six fiscal months of 2008 would increase our annual total cost of goods sold by approximately $35 million or 2% of annualized six fiscal months of 2008 total cost of goods sold.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products primarily in Bulgaria, China, France, Germany, Italy, Mexico, Poland, the United Kingdom and the United States. Over half of our sales and expenses are translated in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty and Chinese renminbi.

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

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of March 31, 2007, and September 30, 2007, we had entered into a total of $93.1 million and $55.5 million, respectively, as follows:

	March 31, 2007			September 30, 2007
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		$US Equivalent (in millions)	Average Rate Hedged
Sell euros for U.S. dollars	$74.0	$/€	1.32	$48.5	$/€	1.35
Sell UK pounds sterling for U.S. dollars	9.1	$/£	1.92	3.5	$/£	1.92
Buy Polish zloty for euros	8.5	PLN/€	3.89	3.5	PLN/€	3.90
Sell Canadian dollars for U.S. dollars	1.5	CAN/$	1.11	—		—

Total	$93.1			$55.5

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
July 2 – July 29, 2007	—	$—	—	—
July 30 – August 26, 2007	296	18.48	—	—
August 27– September 30, 2007	—	—	—	—

Total	296	$18.48	—	—

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Registrant was held on July 19, 2007.

(b)	The following directors were elected at the meeting: Kenneth F. Clifford, John D. Craig and Howard I. Hoffen.

(c)	The following matters were voted on at the Annual Meeting:

Proposal 1: Election of Directors

	Number of Votes Cast
Name of Director	For	Against or Withheld	Abstentions	Broker Non-Votes
Kenneth F. Clifford	34,559,972	8,620,581	NA	NA
John D. Craig	35,137,271	8,043,282	NA	NA
Howard I. Hoffen	33,082,950	10,097,603	NA	NA

Proposal 2. Ratification of the appointment of Ernst & Young LLP as independent auditor for the Registrant for the fiscal year ending March 31, 2008.

Number of Votes Cast
For	Against or Withheld	Abstentions	Broker Non-Votes
43,130,710	46,852	2,991	—

Proposal 3. Approve the EnerSys 2007 Management Incentive Plan.

Number of Votes Cast
For	Against or Withheld	Abstentions	Broker Non-Votes
41,018,160	273,150	23,980	—

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: November 7, 2007

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