Form 10-Q
period 2007-12-30
EnerSys
filed 2008-02-07
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

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

Common Stock outstanding at February 1, 2008: 48,672,617 shares

ENERSYS

INDEX – FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Condensed Balance Sheets March 31, 2007, and December 30, 2007 (Unaudited),	3

	Consolidated Condensed Statements of Income (Unaudited) for the fiscal quarters ended December 31, 2006, and December 30, 2007	4

	Consolidated Condensed Statements of Income (Unaudited) for the nine fiscal months ended December 31, 2006, and December 30, 2007	5

	Consolidated Condensed Statements of Cash Flows (Unaudited) for the nine fiscal months ended December 31, 2006, and December 30, 2007	6

	Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the fiscal quarters and nine fiscal months ended December 31, 2006, and December 30, 2007	7

	Notes to Consolidated Condensed Financial Statements (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4	Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	38

Item 1A	Risk Factors	39

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6	Exhibits	40

SIGNATURES		41

EXHIBIT INDEX		42

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31, 2007	December 30, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,785	$24,722
Accounts receivable, net	351,594	468,031
Inventories, net	234,326	334,951
Deferred taxes	11,433	30,727
Prepaid and other current assets	39,155	28,535

Total current assets	674,293	886,966

Property, plant, and equipment, net	300,995	319,625
Goodwill	332,874	351,076
Other intangible assets, net	80,540	80,221
Other assets	20,311	18,753

Total assets	$1,409,013	$1,656,641

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$11,729	$44,700
Current portion of long-term debt and capital lease obligations	10,916	12,010
Accounts payable	200,157	270,447
Accrued expenses	175,239	219,943

Total current liabilities	398,041	547,100

Long-term debt and capital lease obligations	379,666	375,162
Deferred taxes	43,690	43,360
Other liabilities	45,517	70,210

Total liabilities	866,914	1,035,832
Stockholders’ equity:
Common Stock, $0.01 par value, 135,000,000 shares authorized, and 47,042,444 shares issued and outstanding at March 31, 2007; 48,680,150 shares issued and outstanding at December 30, 2007	471	487
Additional paid-in capital	339,114	363,419
Retained earnings	99,480	139,672
Accumulated other comprehensive income	103,034	117,231

Total stockholders’ equity	542,099	620,809

Total liabilities and stockholders’ equity	$1,409,013	$1,656,641

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Fiscal quarters ended
	December 31, 2006	December 30, 2007
Net sales	$377,881	$553,429
Cost of goods sold	300,970	455,947

Gross profit	76,911	97,482

Operating expenses	55,725	64,970
Restructuring charges	—	1,115

Operating earnings	21,186	31,397
Interest expense	7,113	7,384
Other expense (income), net	928	1,817

Earnings before income taxes	13,145	22,196
Income tax expense	2,166	6,156

Net earnings	$10,979	$16,040

Net earnings per common share:
Basic	$0.24	$0.34

Diluted	$0.23	$0.33

Weighted-average shares of common stock outstanding:
Basic	46,597,387	47,848,603

Diluted	47,699,968	48,762,362

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Nine fiscal months ended
	December 31, 2006	December 30, 2007
Net sales	$1,090,839	$1,444,753
Cost of goods sold	859,106	1,168,681

Gross profit	231,733	276,072

Operating expenses	163,998	182,529
Restructuring charges	—	11,402
Litigation settlement income	(3,753)	—

Operating earnings	71,488	82,141
Interest expense	21,176	21,667
Other expense (income), net	2,559	3,861

Earnings before income taxes	47,753	56,613
Income tax expense	13,162	16,421

Net earnings	$34,591	$40,192

Net earnings per common share:
Basic	$0.74	$0.85

Diluted	$0.73	$0.83

Weighted-average shares of common stock outstanding:
Basic	46,469,119	47,277,560

Diluted	47,538,258	48,227,385

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine fiscal months ended
	December 31, 2006	December 30, 2007
Cash flows from operating activities
Net earnings	$34,591	$40,192
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	35,123	36,580
Provision for doubtful accounts	523	516
Provision for deferred taxes, less amounts related to restructuring	(639)	(4,205)
Stock-based compensation	2,225	2,239
Loss on disposal of fixed assets (including non-cash restructuring)	538	5,096
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(621)	(91,241)
Inventory	(30,872)	(82,486)
Prepaid expenses and other current assets	(190)	1,066
Other assets	575	1,959
Accounts payable	(1,102)	55,121
Accrued expenses	13,886	17,178
Other liabilities	(1,844)	1,680

Net cash provided by (used in) operating activities	52,193	(16,305)

Cash flows from investing activities
Capital expenditures	(27,488)	(26,505)
Acquisitions	(6,379)	(17,353)
Proceeds from disposal of property, plant, and equipment	186	250

Net cash used in investing activities	(33,681)	(43,608)

Cash flows from financing activities
Net increase in short-term debt	5,480	30,647
Proceeds from the issuance of long-term debt	127	—
Payments of long-term debt	(4,737)	(6,029)
Payments of capital lease obligations, net	(1,009)	(755)
Exercise of stock options	2,442	17,552
Tax benefits from exercise of stock options	949	4,529
Deferred financing costs	(343)	(23)

Net cash provided by financing activities	2,909	45,921

Effect of exchange rate changes on cash	497	929

Net increase (decrease) in cash and cash equivalents	21,918	(13,063)
Cash and cash equivalents at beginning of period	15,217	37,785

Cash and cash equivalents at end of period	$37,135	$24,722

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)

(In Thousands)

	Fiscal quarters ended		Nine fiscal months ended
	December 31, 2006	December 30, 2007	December 31 2006	December 30, 2007
Net earnings	$10,979	$16,040	$34,591	$40,192
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	1,193	(31,985)	344	(29,418)
Minimum pension liability, net of tax	(99)	—	(205)	—
Foreign currency translation adjustments	17,218	12,684	35,775	43,615

Total comprehensive income (loss)	$29,291	$(3,261)	$70,505	$54,389

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

NOTE 2: ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS “) No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) will be effective for the Company for the fiscal year ended March 31, 2010 and will change the Company’s accounting for business combinations on a prospective basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for the Company for the fiscal year ended March 31, 2009. The Company is in the process of reviewing SFAS 159 and has not yet determined the effects on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2009. The Company is in the process of reviewing SFAS 157 and has not yet determined the effects on the consolidated financial statements, however, the Company does not believe the adoption of SFAS 157 will have a material impact on its financial statements.

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

NOTE 4: INVENTORIES

Inventories, net consist of:

	March 31, 2007	December 30, 2007
Raw materials	$53,789	$81,888
Work-in-process	62,881	101,288
Finished goods	117,656	151,775

Total	$234,326	$334,951

Inventory reserves for obsolescence and other estimated losses were $10,024 and $16,483 at March 31, 2007, and December 30, 2007, respectively, and have been included in the net amounts shown above.

NOTE 5: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in the Accumulated Other Comprehensive Income section of Stockholders’ Equity until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statements of Income. The amount of Accumulated Other Comprehensive Income (Loss) related to interest rates, lead and foreign exchange contracts at March 31, 2007, and December 30, 2007, net of tax, was an unrecognized gain (loss) of approximately $6,873 and $(22,544), respectively.

During the nine fiscal months of 2007 and 2008, the Company recorded gains of $1,293 and $1,037, respectively, on interest rate swaps which were recorded as decreases in interest expense. During the nine fiscal months of 2007 and 2008, the Company recorded (losses) gains of ($260) and $43,957, respectively, on the settlement of lead hedge contracts and (expenses) of ($1,553) and ($3,658), respectively, on foreign currency hedges which were recorded as decreases (increases) to cost of goods sold or included in inventory at the respective quarter ends.

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

As a result of the implementation of FIN 48, the Company did not change the overall total of previously recorded tax liabilities and benefits, and was not required to record any cumulative effect adjustment to retained earnings. The total amount of uncertain tax benefits as of April 1, 2007, was approximately $13,000. Of this amount, approximately $10,000, if recognized, would be included in the Company’s Statement of Income and have a favorable impact on both the Company’s Statement of Income and effective tax rate. As of the third fiscal quarter of 2008, the Company reclassified from accrued expenses to other long-term liabilities approximately $15,000 of tax liabilities (including accrued interest and penalties) that are not expected to be settled in cash within the next twelve months. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company anticipates that it is reasonably possible that a portion of an unrecognized tax benefit related to an uncertain tax position could be resolved as a result of the completion of a tax audit within the next 12 months. An estimate of the range of the adjustment cannot be made at this time.

The Company recognizes tax related interest and penalties in income tax expense in its Statement of Income. As of April 1, 2007, and December 30, 2007, the Company had an accrual of approximately $1,000 and $1,100, respectively, for interest and penalties.

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the fiscal 2007 and 2008 interim periods were based on the estimated effective tax rates applicable for the full years ending March 31, 2007, and 2008, respectively, after giving effect to items specifically related to the interim periods. The effective income tax rates for the third fiscal quarters of 2007 and 2008 were 16.5 % and 27.7%, respectively. The effective income tax rates for the nine fiscal months of 2007 and 2008 were 27.6% and 29.0%, respectively. The effective income tax rate for the fiscal year ended March 31, 2007, was 28.4%.

The tax expense in the fiscal 2007 periods included a non-recurring tax benefit of approximately $2,000 recorded in the third fiscal quarter of 2007, attributable to the favorable resolution of a prior year tax matter related to our European business, which reduced our book effective tax rate for fiscal 2007 by 3.2 percentage points. Additionally, the effective tax rates in the third fiscal quarter and nine fiscal months of 2008 benefited slightly from the changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions.

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

	Fiscal quarters ended		Nine fiscal months ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
Balance at beginning of period	$28,200	$30,658	$26,652	$27,533
Current period provisions and foreign currency impact	2,888	4,580	9,365	11,745
Cost incurred	(2,830)	(3,262)	(7,759)	(7,302)

Balance at end of period	$28,258	$31,976	$28,258	$31,976

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

Litigation Settlement Income

In the nine fiscal months of 2007, the Company recorded litigation settlement income of approximately $3,753, net of fees and expenses, due to the settlements of two separate legal matters. The amounts of the settlements have been recorded as increases in operating income because the costs related to these matters were previously recorded as an element of operating earnings.

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

As more fully described in Notes 19 and 20 to the Consolidated Financial Statements included in the Company’s 2007 Annual Report on Form 10-K, the Company is involved in ongoing environmental matters at certain of its United States and foreign facilities. The Company may have potential environmental liabilities at its Manchester, England and Sumter, South Carolina facilities and has established reserves in accrued restructuring and accrued expenses of approximately $8,746 and $9,939 at March 31, 2007, and December 30, 2007, respectively. The Company believes it is indemnified in whole or in part for some of these environmental matters at Manchester. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities. The Company received $1,150 from a previous owner in settlement of their indemnification of potential environmental liabilities related to the Sumter facility. The Company has described in Note 9, Restructuring Plans, the changes in the reserves associated with the environmental costs at its Manchester, England and Sumter, South Carolina locations.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. Each such contract is for a period not extending beyond one year. Under these contracts, at March 31, 2007, and December 30, 2007, the Company contracted to fix the price of approximately 73,500 and 74,300 pounds of lead, respectively, for a total contract price of $51,790 and $112,700, respectively.

Foreign Currency Forward and Option Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures, the Company has entered into foreign currency forward and option contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2007, and December 30, 2007, the Company had entered into a total notional amount of foreign currency forward and option contracts of $93,050 and $102,900, respectively.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable debt interest expense. Currently, such agreements effectively convert $203,000 of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by it under these agreements. During fiscal 2008, the Company entered into an additional $125,000 of interest rate swap agreements that become effective in February and May 2008 and will partially replace $128,000 of interest rate swaps which mature in February and May 2008.

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

The Company is continuing to take actions consistent with its original plan to resolve these issues. A roll-forward of the acquisition related restructuring reserve for the nine fiscal months of 2008 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2007	$1,279	$853	$6,575	$958	$9,665
Accrued	1,010	—	—	—	1,010
Costs incurred	(312)	—	(40)	(21)	(373)
Foreign currency impact and other	182	53	83	13	331

Balance at December 30, 2007	$2,159	$906	$6,618	$950	$10,633

ESG acquisition

In 2002, following EnerSys’ acquisition of ESG, the Company formulated an exit and restructuring plan for certain ESG facilities in North America and Europe. Two of the European facilities remain open after significant restructuring and now operate at a lower operating cost base. The facility identified in the United States has been closed. The balance of the ESG acquisition-related restructuring reserve at December 30, 2007 is $9,708, and has two significant costs remaining: employee severance liability in the United Kingdom of $1,168 and environmental related costs at the Manchester facility of $6,618.

Energia acquisition

Following the May 2007 acquisition of approximately a 97% interest in Energia, and in connection with further European restructuring initiatives (see below), the Company announced its commitment to restructure certain of Energia’s operations primarily to facilitate the integration of Energia into the Company’s worldwide operations. The balance of the Energia acquisition-related restructuring reserve at December 30, 2007 is $925, which the Company anticipates spending primarily during fiscal 2008.

Non-acquisition related restructuring plans

The non-acquisition related restructuring plans were initiated in connection with the following cost-reduction programs: in North and South America in fiscal 2002; in the European motive power segment in fiscal 2006; and in Europe in the nine fiscal months of 2008, to facilitate the integration of Energia into the Company’s operations. The Company based its accounting and disclosures primarily on the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, charges to net earnings were made in the periods in which restructuring plans liabilities were incurred. These plans individually are not material and accordingly have been aggregated.

A rollforward of these non-acquisition related restructuring reserves for the nine fiscal months of 2008 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2007	$606	$63	$2,373	$340	$3,382
Accrual	5,242	—	—	1,082	6,324
Costs incurred	(3,508)	(10)	(5)	(1,348)	(4,871)
Foreign currency impact and other	251	8	—	70	329

Balance at December 30, 2007	$2,591	$61	$2,368	$144	$5,164

North and South America

During fiscal 2002, the Company decided to close and downsize certain manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. As of December 30, 2007, the reserve balance associated with these actions is $2,417, a portion of which the Company expects to spend in the current fiscal year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

Motive Power in Europe

During fiscal 2006, the Company incurred restructuring charges of $6,217, primarily for the motive power segment, to cover estimated costs in Europe for staff reductions of 112 employees, exiting a product line, and closing several ancillary locations. The charges included a non-cash write-off of $1,410, primarily for machinery and equipment. As of December 30, 2007, the reserve balance associated with these actions is $742, which mostly represents severance obligations the Company anticipates spending during this fiscal year or upon the individual employee’s determination.

European Restructuring

On May 23, 2007, the Company announced its commitment to restructure certain of its European operations. The restructuring will primarily facilitate the integration of Energia’s reserve and motive power businesses into the Company’s worldwide operations. The restructuring is designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the Energia transaction. Restructuring actions commenced upon the completion of the requisite labor consultations, and the Company expects to substantially complete these actions by the end of the fiscal 2009. The Company estimates that the total charges for the European restructuring will amount to approximately $18,000, which includes cash expenses of approximately $13,000, primarily for employee severance-related payments, and a non-cash charge of approximately $5,000, primarily for fixed asset impairments.

Based on actual commitments to date, the Company recorded a restructuring charge in the nine fiscal months of 2008 of $11,402, including $1,115 in the third fiscal quarter of 2008. The charge is composed of $6,324 as a restructuring accrual, primarily in Europe, for staff reductions and $5,078 for non-cash impairment of machinery and equipment. As of December 30, 2007, the reserve balance associated with these actions is $2,005. The Company expects to spend the majority of this reserve in the current fiscal year. In addition, the Company expects to be committed to approximately $6,600 of remaining restructuring charges as follows: $1,600 during the remainder of fiscal 2008 and $5,000 in fiscal 2009.

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

At March 31, 2007, and December 30, 2007, there were $354,985 and $353,206, respectively, outstanding under the term B loans. There were no borrowings under the revolving credit line at March 31, 2007, and December 30, 2007. At March 31, 2007, and December 30, 2007, there were $44,763 and $76,555, respectively, of borrowings outstanding outside the U.S.

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

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
Service cost	$62	$76	$790	$921
Interest cost	136	148	459	575
Expected return on plan assets	(150)	(160)	(367)	(451)
Recognized actuarial loses	39	28	33	—
Amortization and deferral	1	(40)	—	17

Net periodic benefit cost	$88	$52	$915	$1,062

	United States Plans		International Plans
	Nine fiscal months ended		Nine fiscal months ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
Service cost	$165	$191	$2,315	$2,731
Interest cost	396	423	1,351	1,682
Expected return on plan assets	(449)	(479)	(1,074)	(1,342)
Recognized actuarial loses	112	28	97	—
Amortization and deferral	4	35	—	49

Net periodic benefit cost	$228	$198	$2,689	$3,120

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Nine fiscal months ended		Nine fiscal months ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
Discount rate	6.0%	6.0%	4.0 - 5.0%	4.0 - 5.0%
Expected return on plan assets	8.0%	8.0%	8.0%	8.0%
Rate of compensation increase	N/A	N/A	2.0 - 3.0%	2.0 - 3.0%

The Company presently anticipates contributing a total of approximately $4,900 to its defined benefit pension plans in fiscal 2008, based on current actuarial information.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement.

NOTE 12: EQUITY INCENTIVE PLANS

At March 31 and December 30, 2007, the Company maintained three equity incentive plans, the 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan, that reserve 11,289,232 shares of Common Stock for the grant of various classes of equity including nonqualified stock options, restricted stock, restricted stock units and other forms of equity-based compensation. The Company’s equity incentive plans are used to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. As of December 30, 2007, the Company had 2,284,700 shares available for future grants.

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

The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the options granted in the nine fiscal months of 2008 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.7%, dividend yield of zero, expected life of 6 years and expected volatility of 36.6%.

The Company recognized equity-based compensation expense associated with stock option grants of approximately $254, with a related tax benefit of $81, for the third fiscal quarter of 2007, and $277, with a related tax benefit of $77, for the third fiscal quarter of 2008. The Company recognized equity-based compensation expense associated with stock option grants of approximately $952, with a related tax benefit of $280, for the nine fiscal months of 2007, and $885, with a related tax benefit of $259, for the nine fiscal months of 2008. For the full fiscal year 2007, the Company recognized equity-based compensation expense associated with stock option grants of approximately $1,192, with a related tax benefit of $377.

The following table summarizes the Company’s stock option activity in the nine fiscal months ended December 30, 2007:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2007	5,506,499	4.3	$13.94	$23,287
Granted	286,724		18.25	—
Exercised	(1,844,135)		11.84	14,654
Cancelled	(21,783)		12.99	90

Options outstanding as of December 30, 2007	3,927,305	4.4	$15.25	$36,826

Options exercisable as of December 30, 2007	3,380,891	3.7	$14.99	$32,677

Options expected to vest as of March 31, 2008	19,250	7.1	$14.37	$194

The following table summarizes information regarding stock options outstanding and exercisable at December 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00-$10.00	9,890	0.8	$3.74	9,890	$3.74
$10.01-$15.00	2,140,989	4.5	11.28	1,949,741	11.04
$15.01-$20.00	916,044	4.5	17.17	581,678	16.47
$20.01-$25.00	718,310	4.1	22.05	697,510	21.96
Over $25.00	142,072	2.8	29.36	142,072	29.36

	3,927,305	4.4	$15.25	3,380,891	$14.99

A summary of the status of the Company’s non-vested options as of December 30, 2007, and changes during the nine fiscal months ended December 30, 2007, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2007	396,429	$6.00
Granted	286,724	8.00
Vested	(114,956)	5.98
Forfeited	(21,783)	6.31

Nonvested at December 30, 2007	546,414	$7.04

Restricted Stock

At March 31, and December 30, 2007, the Company had 205,217 and 204,342, respectively, shares of restricted stock outstanding at a weighted average fair market value on that date of grants of $13.21 per share. Generally, restricted stock is granted at the fair market value of the Company’s common stock on the date of grant and vest in annual installments of 25% over a four-year period from the date of grant.

The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $422, with a related tax benefit of $146, for the third fiscal quarter of 2007 and approximately $223, with a related tax benefit of $62, for the third fiscal quarter of 2008. The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $1,271, with a related tax benefit of $444, for the nine fiscal months of 2007 and approximately $668, with a related tax benefit of $196, for the nine fiscal months of 2008. For the full fiscal year 2007, the Company recognized equity-based compensation expense associated with the vesting of restricted stock grants of approximately $1,694, with a related tax benefit of $593.

Restricted Stock Units

The Company approved a grant of 22,969 restricted stock units on February 12, 2007, at the fair market value on that date of $16.37 and approved a grant of 19,831 restricted stock units on August 13, 2007, at the fair market value on that date of $18.96 to non-employee directors. These restricted stock units vest and became exercisable in installments over periods which end on July 20, 2007, and July 19, 2008, respectively, just prior to the Company’s annual stockholders meetings. The Company approved a grant of 141,140 restricted stock units on May 29, 2007, at the fair market value on that date of $18.25 to management and other key employees. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units of approximately $255, with a related tax benefit of $71, for the third fiscal quarter of 2008, and approximately $685, with a related tax benefit of $200, for the nine fiscal months of 2008. For the full fiscal year 2007, the Company recognized equity-based compensation expense associated with the vesting of restricted stock unit grants of approximately $231, with a related tax benefit of $72.

All Award Plans

As of December 30, 2007, unrecognized compensation expense associated with the non-vested equity incentive awards outstanding was $5,797 and is expected to be recognized over a weighted average period of 24 months.

Employee Stock Purchase Plan

On July 26, 2004, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”). The Plan was amended by the Board of Directors on November 9, 2004. This ESPP is considered by the Company to be non-compensatory and no compensation expense is recorded when shares are issued under the ESPP.

NOTE 13: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share – diluted gives effect to all dilutive potential common shares that were outstanding during the period. At December 30, 2007, the Company had outstanding stock options, restricted stock and restricted stock units which could potentially dilute basic earnings per share in the future. Weighted average common shares – basic and common shares – diluted were as follows:

	Fiscal quarters ended		Nine fiscal months ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
Weighted average shares of common stock outstanding—basic	46,597,387	47,848,603	46,469,119	47,277,560
Assumed exercise of stock options, net of shares assumed reacquired	1,102,581	913,759	1,069,139	949,825

Weighted average common shares—diluted	47,699,968	48,762,362	47,538,258	48,227,385

Antidilutive options and unvested restricted stock and restricted stock units not included in weighted average common shares—diluted	1,078,882	1,015,300	1,611,830	1,227,925

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

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Consolidated
Fiscal quarter ended December 31, 2006:
Net sales	$157,005	$220,876	$377,881

Operating earnings	$7,413	$13,773	$21,186

Fiscal quarter ended December 30, 2007:
Net sales	$247,874	$305,555	$553,429

Operating earnings before restructuring charges	$13,662	$18,850	$32,512
Restructuring charges	(779)	(336)	(1,115)

Operating earnings	$12,883	$18,514	$31,397

	Reserve Power	Motive Power	Consolidated
Nine fiscal months ended December 31, 2006:
Net sales	$474,251	$616,588	$1,090,839

Operating earnings before litigation settlement income	$27,116	$40,619	$67,735
Litigation settlement income	2,953	800	3,753

Operating earnings	$30,069	$41,419	$71,488

Nine fiscal months ended December 30, 2007:
Net sales	$631,172	$813,581	$1,444,753

Operating earnings before restructuring charges	$31,436	$62,107	$93,543
Restructuring charges	(8,423)	(2,979)	(11,402)

Operating earnings	$23,013	$59,128	$82,141

NOTE 15: SHELF REGISTRATION STATEMENT AND SECONDARY OFFERING

On June 29, 2007, under a shelf registration statement on Form S-3 that the Company filed with the SEC on July 27, 2006, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 6,000,000 shares of the Company’s common stock to Jefferies and Company, Inc. The Company did not issue any shares or receive any proceeds in the offering, however, under the terms of its shareholders’ agreement, the Company did incur approximately $200 in fees related to the offering.

On October 30, 2007, the Company filed a $500,000 shelf registration statement on Form S-3 with the SEC. This registration statement will allow the Company to offer and sell from time to time, in one or more offerings, shares of common stock and debt securities of the Company. The registration statement also permits certain institutional investors and certain members of senior management to sell shares of common stock held by such person. Under this shelf registration statement, on November 28, 2007, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 5,000,000 shares of the Company’s common stock to Jefferies and Company, Inc. The Company did not issue any shares or receive any proceeds in the offering, however, under the terms of its shareholders’ agreement, the Company did incur approximately $235 in fees related to the offering.

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

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	adverse changes in our short- and long-term debt levels under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our ability to successfully renegotiate our revolving credit agreements for future requirements at favorable interest rates;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain good relations with labor unions;

•	credit risk associated with our customers, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure; and

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

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the U.S. Approximately 60% of our net sales for the nine fiscal months of 2007 and 2008 were generated outside of North America. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

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

In fiscal 2007 and the nine fiscal months of 2008, global market and economic conditions generally remained strong; however lead prices hit substantially higher record levels.

During the last three fiscal years, the costs of our raw materials, of which lead is our primary raw material, have risen significantly. The highest price for lead on the London Metal Exchange during fiscal 2007 was $0.91 per pound on February 26, 2007. The highest price for lead on the London Metal Exchange during the nine fiscal months of 2008 was $1.81 per pound on October 15, 2007. Since December 30, 2007, the price of lead has moderated slightly and the highest price for lead on the London Metal Exchange was $1.29 per pound on February 1, 2008. We estimate that our incremental lead cost, due to increased price, in the nine fiscal months of 2008 over the nine fiscal months of 2007 was approximately $147 million.

Our business strategy in this environment of high commodity costs is to improve profitability by pricing actions and cost savings, as well as to tightly control operating cash flow and capital spending.

We have implemented a series of selling price increases to offset some of the impact of rising commodity costs. Our selling price actions increased net sales by approximately 12% in the nine fiscal months of 2008, compared to the comparable period of fiscal 2007. We announced multiple price increases during the course of the nine fiscal months of 2008. Pricing actions, however, tend to lag behind raw material price increases and we have not yet realized full price recovery.

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

RESULTS OF OPERATIONS

NET SALES

Current quarter by segment

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$157.0	41.5%	$247.9	44.8%	$90.9	57.9%
Motive Power	220.9	58.5	305.5	55.2	84.6	38.3

Total	$377.9	100.0%	$553.4	100.0%	$175.5	46.4%

Year to date by segment

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$474.2	43.5%	$631.2	43.7%	$157.0	33.1%
Motive Power	616.6	56.5	813.6	56.3	197.0	31.9

Total	$1,090.8	100.0%	$1,444.8	100.0%	$354.0	32.4%

Current quarter by region

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe (1)	$200.3	53.0%	$309.1	55.9%	$108.8	54.4%
Americas	154.8	41.0	205.0	37.0	50.2	32.4
Asia	22.8	6.0	39.3	7.1	16.5	72.2

Total	$377.9	100.0%	$553.4	100.0%	$175.5	46.4%

Year to date by region

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe (1)	$569.7	52.2%	$785.1	54.3%	$215.4	37.8%
Americas	454.1	41.6	564.2	39.1	110.1	24.2
Asia	67.0	6.2	95.5	6.6	28.5	42.5

Total	$1,090.8	100.0%	$1,444.8	100.0%	$354.0	32.4%

(1)	Includes Europe, Middle East and Africa

Net sales increased $175.5 million or 46.4% in the third fiscal quarter of 2008 and increased $354.0 million or 32.4% in the nine fiscal months of 2008 over the comparable periods in fiscal 2007. Stronger European currencies, primarily the euro compared to the U.S. dollar, resulted in an increase in net sales of $37 million or 10% in the third fiscal quarter of 2008 and increased $80 million or 7% in the nine fiscal months of 2008, over the comparable periods in fiscal 2007. The euro exchange rate to the U.S. dollar averaged 1.46 ($/ €) in the third fiscal quarter and 1.40 ($/ €) in the nine fiscal months of 2008, compared to 1.30 ($/ €) in the third fiscal quarter and 1.28 ($/ €) in the nine fiscal months of 2007. Net sales, excluding the effect of foreign currency translation, increased 37% or $139.5 million in the third fiscal quarter of 2008 and increased 25% or $277.6 million in the nine fiscal months of 2008 over the comparable periods of 2007. Our recent acquisitions contributed approximately 2% to incremental net sales in the third fiscal quarter and nine fiscal months of 2008. Approximately 18% and 12%, respectively, of the increase in our sales growth rate in the third fiscal quarter and nine fiscal months of 2008 over the comparable periods in fiscal 2007 are attributable to selling price recovery actions. Organic growth in sales (sales growth excluding the effects of foreign currency translation, acquisitions and price increases) in the third fiscal quarter and nine fiscal months of 2008 over the same periods of the prior year were approximately 16% and 11%, respectively.

Segments

The growth experienced in our motive power segment in fiscal 2006 and fiscal 2007 continued into the third fiscal quarter and nine fiscal months of 2008. Excluding the effect of foreign currency translation, motive power sales increased 28.6% and 24.4%, respectively in the third fiscal quarter and nine fiscal months of 2008, compared to the comparable periods in the prior year. This improvement in sales is attributed primarily to organic growth and pricing in the third fiscal quarter and nine fiscal months of 2008.

Our reserve power segment also achieved sales gains. Excluding the effect of foreign currency translation, reserve power sales increased 48.6% and 26.8%, respectively, in the third fiscal quarter and nine fiscal months of 2008 compared to the prior year periods, attributed primarily to organic growth and pricing.

Pricing recovery actions remain a primary focus of our Company. While the reserve power and motive power segments achieved substantially similar pricing recovery in the third fiscal quarter of 2008, our motive power segment continues to realize higher selling price recovery for the nine fiscal months of 2008.

Regions

Our Europe region sales, excluding the effect of foreign currency translation, increased 38.1% and 25.5%, respectively, in the third fiscal quarter and nine fiscal months of 2008 in comparison to the comparable periods in the prior year, attributed primarily to organic growth and pricing.

Our Americas region sales, excluding the effect of foreign currency translation, increased 31.4% and 23.6%, respectively, in the third fiscal quarter and nine fiscal months of 2008 in comparison to the comparable periods in the prior year, also attributed primarily to organic growth and pricing.

Our Asia region sales, excluding the effect of foreign currency translation, increased 58.8% and 32.5%, respectively, in the third fiscal quarter and nine fiscal months of 2008, in comparison to the comparable periods in the prior year, attributed primarily to increases in volumes and prices.

GROSS PROFIT

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$76.9	20.4%	$97.5	17.6%	$20.6	26.7%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$231.7	21.2%	$276.1	19.1%	$44.4	19.1%

Gross profit increased 26.7% or $20.6 million in the third fiscal quarter of 2008, when compared to the third fiscal quarter of 2007 and increased 19.1% or $ 44.4 million in the nine fiscal months of 2008, when compared to the comparable period of 2007. These increases were caused by higher sales volume (including pricing actions) and cost savings programs, partially offset by the higher cost of raw materials. Gross profit percentage of net sales declined 280 basis points and 210 basis points, respectively, in the third fiscal quarter and nine fiscal months of 2008 in comparison to the comparable periods in fiscal 2007. The declines in the gross profit percentages are directly attributed to our inability to increase our selling prices to pass through higher raw material costs as rapidly as raw material costs increase. We estimate that the cost of lead alone, our most significant raw material, increased our cost of sales by $80 million and $147 million, respectively, in third fiscal quarter and nine fiscal months of 2008, compared to the comparable periods in fiscal 2007. During the third fiscal quarter of 2008, the Company finalized negotiations for a price increase with a reserve power customer which resulted in the recovery of $1.9 million attributable to shipments from the prior quarter.

Gross profit, excluding the effect of foreign currency translation, increased 22.3% or $17.1 million in the third fiscal quarter of 2008, when compared to the third fiscal quarter of 2007 and increased 14.9% or $34.5 million in the nine fiscal months of 2008 when compared to the nine fiscal months of 2007.

Strong efforts to pass through higher commodity costs via sales price increases continue to be made in all regions. As described previously, competitive conditions remain challenging in our industry. We estimate that realized selling price increases were approximately 5% for all of fiscal 2007 (which represents approximately 66% of the commodity cost increases experienced during fiscal 2007), and 12% in the nine fiscal months of 2008 (which represents approximately 80% of the commodity cost increases experienced during the nine fiscal months of 2008). Our sales initiatives will continue to emphasize pricing recovery for our products and continue to focus on improving product mix to higher margin products. Additionally, we remain highly focused on our long-standing and on-going cost reduction programs to help mitigate the rising cost of raw materials. These programs, which include the ongoing European restructuring program, continue to be highly effective in reducing our costs and, accordingly, continue to have a significant favorable impact on our operating results.

OPERATING EXPENSES

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$55.7	14.7%	$65.0	11.7%	$9.3	16.6%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$164.0	15.0%	$182.5	12.6%	$18.5	11.3%

Operating expenses continue to increase at a substantially slower rate than our growth in sales, which has favorably impacted earnings in both the third fiscal quarter and nine fiscal months of 2008. Operating expenses have increased in both the third fiscal quarter and nine fiscal months of 2008 primarily due to sales volume, inflation and our acquisitions, partially offset by cost savings actions. Operating expenses, excluding the effect of foreign currency translation, increased 8.8% or $4.9 million in the third fiscal quarter of 2008 and increased 5.4% or $8.9 million in the nine fiscal months of 2008, when compared to the comparable periods of 2007. Operating expenses as a percentage of net sales decreased 300 basis points in the third fiscal quarter of 2008 and decreased 240 basis points in the nine fiscal months of 2008, when compared to the comparable periods of 2007 as we continue to reduce operating expenses in connection with our cost savings actions and better leverage these costs as our sales volume increases.

Selling expenses, our main component of operating expenses, were 61.5% and 62.2% of total operating expenses in the third fiscal quarter and the nine fiscal months of 2008, respectively, compared to 60.6% and 61.1%, respectively of total operating expenses in the third fiscal quarter and the nine fiscal months of 2007. However, selling expenses, like total operating expenses, declined as a percent of total net sales in both of the fiscal 2008 periods. Selling expenses as a percentage of net sales decreased 172 basis points in the third fiscal quarter and 132 basis points in the nine fiscal months of 2008, when compared to the comparable periods of 2007. In addition, we continue to focus on expense saving initiatives and to further leveraging the fixed components of our operating expenses.

RESTRUCTURING CHARGES

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Restructuring Charges	$—	—%	$1.1	0.2%	$1.1	NA

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Restructuring Charges	$—	—%	$11.4	0.8%	$11.4	NA

Included in operating results for our third fiscal quarter of 2008 and the nine fiscal months of 2008 are approximately $1.1 million and $11.4 million, respectively, of highlighted restructuring charges related to the European restructuring that are comprised as follows: in our third fiscal quarter of 2008, approximately $1.1 million of restructuring costs were accrued for additional staff reductions and professional fees, as a result of the Energia acquisition. These charges brought our total accrual for staff reductions and professional fees for the nine fiscal months of 2008 to approximately $6.3 million, while the total non-cash impairment charges for redundant machinery and equipment remained at $5.1 million. We expect to incur, at current exchange rates, approximately $6.6 million of additional charges related to the European restructuring as follows: $1.6 million in the remainder of fiscal 2008 and $5.0 million in fiscal 2009.

LITIGATION SETTLEMENT INCOME

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		(Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Litigation settlement income	$3.8	0.3%	$—	—%	$(3.8)	NA

In the nine fiscal months of 2007, we recorded litigation settlement income of approximately $3.8 million, net of fees and expenses, from the settlements of two separate legal matters. The amounts of the settlements have been recorded as increases in operating earnings in the nine fiscal months of 2007, as the costs related to these matters were previously recorded as an element of operating earnings.

OPERATING EARNINGS

Current quarter by segment

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended December 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Reserve Power	$7.4	4.7%	$13.7	5.5%	$6.3	85.1%
Motive Power	13.8	6.2	18.8	6.2	5.0	36.2

Operating earnings before highlighted (charges) and credits	$21.2	5.6%	$32.5	5.9%	$11.3	53.3%

Highlighted (charges) Restructuring	$—	—%	$(1.1)	(0.1)%	$(1.1)	NA

Reserve Power	$7.4	4.7%	$12.9	5.2%	$5.5	74.3%
Motive Power	13.8	6.2	18.5	6.1	4.7	34.1

Total operating earnings	$21.2	5.6%	$31.4	5.7%	$10.2	48.2%

Year to date by segment

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Reserve Power	$27.1	5.7%	$31.4	5.0%	$4.3	15.9%
Motive Power	40.6	6.6	62.1	7.6	21.5	53.0

Operating earnings before highlighted (charges) and credits	$67.7	6.2%	$93.5	6.5%	$25.8	38.1%

Restructuring (charges)	$—	—%	$(11.4)	(0.8)%	$(11.4)	NA
Litigation settlement income	3.8	0.3	—	—	(3.8)	NA

Highlighted (charges) and credits	$3.8	0.3%	$(11.4)	(0.8)%	$(15.2)	NA

Reserve Power	$30.1	6.3%	$23.0	3.6%	$(7.1)	(23.6)%
Motive Power	41.4	6.7	59.1	7.3	17.7	42.8

Total operating earnings	$71.5	6.6%	$82.1	5.7%	$10.6	14.9%

Current quarter by region

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended December 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Europe (1)	$6.2	3.1%	$12.2	4.0%	$6.0	99.6%
Americas	13.8	8.9	19.8	9.6	6.0	43.3
Asia	1.2	5.5	0.5	1.2	(0.7)	(61.0)

Operating earnings before highlighted (charges) and credits	21.2	5.6	32.5	5.9	11.3	53.3
Restructuring (charges)-Europe	—	—	(1.1)	(0.1)	(1.1)	NA

Total operating earnings	$21.2	5.6%	$31.4	5.7%	$10.2	48.2%

Year to date by region

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Europe (1)	$25.8	4.5%	$37.3	4.8%	$11.5	44.9%
Americas	38.4	8.5	53.4	9.5	15.0	38.9
Asia	3.5	5.3	2.8	3.0	(0.7)	(20.5)

Operating earnings before highlighted (charges) and credits	67.7	6.2	93.5	6.5	25.8	38.1
Restructuring (charges)-Europe	—	—	(11.4)	(0.8)	(11.4)	NA
Litigation settlement income-Americas	3.8	0.3	—	—	(3.8)	NA

Total operating earnings	$71.5	6.6%	$82.1	5.7%	$10.6	14.9%

(1)	Includes Europe, Middle East and Africa
(2)	The percentages shown for the regions and segments are computed as a percentage of the applicable region or segment’s net sales.

Operating earnings increased 48.2% or $10.2 million in the third fiscal quarter of 2008 and increased 14.9% or $10.6 million in the nine fiscal months of 2008, in comparison to the third fiscal quarter and nine fiscal months of 2007. Operating earnings as a percentage of net sales as shown in the table above, increased 10 basis points in the third fiscal quarter of 2008 and decreased 90 basis points in the nine fiscal months of 2008, when compared to the comparable periods of 2007.

Excluding the highlighted restructuring charges in the current year’s fiscal periods and the litigation income in the prior year’s fiscal periods, operating earnings increased 53.5% or $11.3 million in the third fiscal quarter of 2008 and increased 38.1% or $25.8 million in the nine fiscal months of 2008, in comparison to the corresponding fiscal periods of 2007. Operating earnings excluding highlighted charges and credits as a percentage of net sales as shown in the table above, increased 30 basis points in the third fiscal quarter and nine fiscal months of 2008, when compared to the comparable periods of 2007.

As discussed previously, our operating earnings were significantly affected by growth in sales volume, selling price increases and our continuing cost savings programs that lower cost of sales and operating expenses, partially offset by higher raw material costs.

INTEREST EXPENSE

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$7.1	1.9%	$7.4	1.3%	$0.3	4.2%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$21.2	1.9%	$21.7	1.5%	$0.5	2.3%

Interest expense of $7.4 million in the third fiscal quarter of 2008 (net of interest income of $0.3 million) was $0.3 million higher than the $7.1 million in the third fiscal quarter of 2007 (net of interest income of $0.2 million). Interest expense of $21.7 million in the nine fiscal months of 2008 (net of interest income of $0.9 million) was $0.5 million higher than the $21.2 million (net of interest income of $0.2 million) in the nine fiscal months of 2007. Our average debt outstanding was $432.2 million and $419.6 million, respectively, in the third fiscal quarter and nine fiscal months of 2008, compared to $392.3 million and $405.9 million, respectively, in the third fiscal quarter and nine fiscal months of 2007. Our average interest rate incurred in the third fiscal quarter and nine fiscal months of 2008 were 6.4% and 6.5%, respectively, compared to 6.6% and 6.5%, respectively, in the third fiscal quarter and nine fiscal months of 2007. Included in interest expense are non-cash charges for deferred financing fees of $0.4 million in the third fiscal quarters of 2008 and 2007, and $1.2 million in the nine fiscal months of 2008 and 2007. The increase in interest expense in the third fiscal quarter and nine fiscal months of 2008, compared to the comparable periods in fiscal 2007, is attributed primarily to higher average debt.

OTHER EXPENSE (INCOME), NET

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$0.9	0.2%	$1.8	0.3%	$0.9	95.8%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$2.6	0.2%	$3.9	0.3%	$1.3	50.8%

Other expense, net was $1.8 million in the third fiscal quarter of 2008 compared to $0.9 million in the comparable period of fiscal 2007. This $0.9 million unfavorable change is primarily attributed to a $0.6 million increase in net foreign currency transaction losses.

Other expense, net was $3.9 million in the nine fiscal months of 2008 compared to $2.6 million in the comparable period of fiscal 2007. This $1.3 million unfavorable change is primarily attributed to a $1.0 million increase in net foreign currency transaction losses.

Additionally, the third fiscal quarter and nine fiscal months of 2008 included $0.2 million and $0.4 million, respectively, of professional fees associated with a shelf registration statement and two secondary stock offerings; and the nine fiscal months of 2007 included $0.7 million of professional fees associated with a shelf registration statement and a secondary stock offering, and an abandoned acquisition.

EARNINGS BEFORE INCOME TAXES

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$13.1	3.5%	$22.2	4.0%	$9.1	68.9%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$47.8	4.4%	$56.6	3.9%	$8.8	18.6%

As a result of the above, earnings before income taxes in the third fiscal quarter of 2008 increased $9.1 million or 68.9% compared to the third fiscal quarter of 2007 and earnings before income taxes in nine fiscal months of 2008 increased $8.8 million or 18.6% compared to nine fiscal months of 2007. Earnings before income taxes as a percentage of sales were 4.0% and 3.9%, respectively, in the third fiscal quarter and nine fiscal months of 2008 in comparison to 3.5% and 4.4%, respectively, in the third fiscal quarter and nine fiscal months of 2007.

INCOME TAX EXPENSE

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$2.2	0.6%	$6.2	1.1%	$4.0	184.2%

Effective tax rate	16.5%		27.7%		11.2%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$13.2	1.2%	$16.4	1.1%	$3.2	24.8%

Effective tax rate	27.6%		29.0%		1.4%

The effective tax rate was 27.7% and 29.0%, respectively, in the third fiscal quarter and the nine fiscal months of 2008, compared to 16.5% and 27.6%, respectively, in the third fiscal quarter and nine fiscal months of fiscal 2007.

The unusually low effective tax rates in the third fiscal quarter and nine fiscal months of fiscal 2007 are primarily due to a non-recurring tax benefit of approximately $2 million attributable to the favorable resolution of a prior year tax matter related to our European business. In the third fiscal quarter and nine fiscal months of 2008, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions continued to lower our effective tax rate from the prior year, excluding the prior year non-recurring tax benefit.

NET EARNINGS

	Fiscal quarter ended December 31, 2006		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$11.0	2.9%	$16.0	2.9%	$5.0	46.1%

	Nine fiscal months ended December 31, 2006		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$34.6	3.2%	$40.2	2.8%	$5.6	16.2%

As a result of the above, net earnings in the third fiscal quarter of 2008 were $16.0 million (2.9% of net sales), or an increase of 46% compared to net earnings in the third fiscal quarter of 2007 of $11.0 million (2.9% of net sales). Net earnings in the nine fiscal months of fiscal 2008 were $40.2 million (2.8% of net sales), or an increase of 16% compared to net earnings in the nine fiscal months of 2007 of $34.6 million (3.2% of net sales).

Net earnings per common share in the third fiscal quarter of 2008 were $0.34 per basic share and $0.33 per diluted share compared to $0.24 per basic share and $0.23 per diluted share in the third fiscal quarter of 2007. Net earnings per common share in the nine fiscal months 2008 were $0.85 per basic share and $0.83 per diluted share compared to $0.74 per basic share and $0.73 per diluted share in the nine fiscal months 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) and began accounting for income tax contingencies in accordance with the guidance provided in FIN 48. Previous to the adoption of FIN 48, we accounted for income tax contingencies solely in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”). As a result of the implementation of FIN 48, the Company did not change the overall total of previously recorded tax liabilities and benefits, and was not required to record any cumulative effect adjustment to retained earnings. As of the third fiscal quarter of 2008, we reclassified from accrued expenses to other long-term liabilities approximately $15.0 million of tax liabilities (including interest and penalties) that are not expected to be settled in cash within the next twelve months. See Note 6 to the Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on FIN 48.

There have been no other material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of $16.3 million for the nine fiscal months of 2008, compared to cash provided of $52.2 million in the comparable period in fiscal 2007. This was due primarily to the higher amount of primary working capital required to support our very strong growth in sales. During the first nine fiscal months of 2008, $118.6 million of cash (net of acquisitions) was used for primary working capital compared to cash used of $32.6 million in the first nine fiscal months of 2007, an increased use of cash of $86.0 million.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable, and the resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $532.5 million (yielding a primary working capital percentage of 24.1%) at December 30, 2007, and $385.7 million (yielding a primary working capital percentage of 23.3%) at March 31, 2007, and $381.1 million (yielding a primary working capital percentage of 25.2%) at the end of the third fiscal quarter of the prior year. The 0.8 percentage point increase in the nine fiscal months of 2008 follows a normal quarterly pattern and, additionally this year, includes significantly higher lead costs in inventory. In spite of this pressure, we accomplished a reduction in the primary working capital percentage of sales from 25.2% a year ago to 24.1% at the end of the first nine fiscal months of 2008. Primary working capital and primary working capital percentages for recent dates are computed as follows:

Balance At	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital %
			(in millions)
December 30, 2007	$468.0	$335.0	$(270.5)	$532.5	$2,214.0	24.1%
March 31, 2007	351.6	234.3	(200.2)	385.7	1,654.4	23.3
December 31, 2006	326.3	221.8	(167.0)	381.1	1,512.0	25.2

Investing activities for the nine fiscal months of 2008 used cash of $43.6 million and included $26.5 million of capital expenditures and $17.4 million of acquisitions, primarily for Energia. Investing activities for the nine fiscal months of 2007 used cash of $33.7 million and included $27.5 million of capital expenditures and $6.4 million of acquisitions, primarily for the assets of Chaozhou Xuntong Power Source Company Limited (“CFT”) and the assets of Alliant Techsystems’ lithium primary battery business, now known as EnerSys Advanced Systems Inc. (“EAS”).

For the nine fiscal months of 2008, financing activities provided cash of $45.9 million, primarily from a $30.6 million net increase in short-term debt and $17.6 million of proceeds from the exercise of stock options, offset by $6.0 million of contractually scheduled repayments of long term-debt. Financing activities provided cash of $2.9 million in the nine fiscal months of 2007, primarily $2.4 million of proceeds from the exercise of stock options and a $5.4 million increase in short-term debt, partially offset by $4.7 million of contractually scheduled repayments of long term-debt.

As a result of the above, total cash decreased by $13.1 million in the nine fiscal months of 2008, compared to a cash increase of $21.9 million in the comparable period of fiscal 2007.

In summary, for the first nine months of fiscal 2008, we used $59.9 million in operating and investing activities, which was funded by financing activities and a decrease in cash. During this period, $30.6 million was provided from an increase in short-term debt, which was used to fund the acquisition of Energia and for working capital needs outside the U.S. For the first nine months of fiscal 2007, we used $55.6 million in investing activities and increased cash, which was provided by operating and financing activities.

At March 31, 2007, and December 30, 2007, there were $355.0 million and $353.2 million, respectively, outstanding under the term B loans. There were no borrowings outstanding under the $100 million U.S. revolving credit line at March 31, 2007, and December 30, 2007. At March 31, 2007, and December 30, 2007, there were $44.8 million and $76.6 million, respectively, of borrowings outstanding outside the U.S.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Currently, such agreements effectively convert $203.0 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. During fiscal 2008, we entered into an additional $125 million of interest rate swap agreements that become effective in February and May 2008 and will partially replace $128 million of interest rate swaps that mature in February and May 2008. The following commentary provides details for the interest rate swap agreements:

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

In August 2007, we entered into interest rate swap agreements, that become effective in February 2008, to fix interest rates on $40.0 million of floating rate debt through February 22, 2011, at 4.85% per year.

In November 2007, we entered into interest rate swap agreements that become effective in May 2008, to fix interest rates on $40.0 million of floating rate debt through May 7, 2013, at 4.435% per year.

In December 2007, the Company entered into $45.0 million of interest rate swap agreements that become effective in February and May 2008, to fix the interest rates on $20.0 million of floating rate debt through February 22, 2013, at 4.134% per year and to fix the interest rates on $25.0 million of floating rate debt through May 7, 2013, at 4.138% per year.

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

Date	$’s Under Contract	# Pounds Under Contract	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
December 30, 2007	$112.7	74.3	$1.52	15%
March 31, 2007	51.8	73.5	0.70	15
December 31, 2006	36.4	53.3	0.68	12

(1)	Based on approximate annual lead purchases for the period then ended.

We estimate that a 10% increase in our cost of lead for the nine fiscal months of 2008 would increase our annual total cost of goods sold by approximately $37 million or 3% of annualized nine fiscal months of 2008 total cost of goods sold.

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

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward and option contracts to reduce our impact from the volatility of currency movements. Based primarily on statistical currency correlations on our exposures in fiscal 2007, we are highly confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $6 million in more than one year out of twenty years.

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into foreign currency forward and option contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of March 31, 2007, and December 30, 2007, we had entered into a total notional amount of contracts of $93.1 million and $102.9 million, respectively, as follows:

	March 31, 2007			December 30, 2007
Transactions Hedged	$US Equivalent (in millions)	Average Rate Fixed		$US Equivalent (in millions)	Average Rate Fixed
Sell euros for U.S. dollars	$74.0	$/€	1.32	$90.0	$/€	1.40
Sell UK pounds sterling for U.S. dollars	9.1	$/£	1.92	10.6	$/£	1.90
Buy Polish zloty for euros	8.5	PLN/€	3.89	2.3	PLN/€	3.90
Sell Canadian dollars for U.S. dollars	1.5	CAN/$	1.11	—		—

Total	$93.1			$102.9

Foreign exchange translation adjustments are recorded on the Consolidated Condensed Statements of Comprehensive Income (Loss). Foreign exchange transaction gains and losses are recorded in the Consolidated Condensed Statements of Income.

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

In the nine fiscal months of 2007, we recorded litigation settlement income of approximately $3.8 million, net of fees and expenses, from the settlements of two separate legal matters. The amounts of the settlements have been recorded as increases in operating earnings in the nine fiscal months of 2007, as the costs related to these matters were previously recorded as an element of operating earnings.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
October 1 – October 28, 2007	—	$—	—	—
October 29 – November 25, 2007	12,943	20.80	—	—
November 26 – December 30, 2007	56,413	24.65	—	—

Total	69,356	$23.93	—	—

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: February 6, 2008

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