Form 10-K
period 2008-03-31
EnerSys
filed 2008-06-11
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-32253

ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2366 Bernville Road

Reading, Pennsylvania 19605

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 610-208-1991

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  YES    ☐  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

Aggregate market value of the voting and non-voting common stock held by nonaffiliates at September 30, 2007: $464,815,772 (based upon its closing transaction price on the New York Stock Exchange on September 28, 2007).

Common stock outstanding at June 8, 2008:                          Common Stock 49,596,543 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 17, 2008, are incorporated by reference in Part III of this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys. EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to stockholders. Generally, the inclusion of the words “anticipates,” “believe,” “expect,” “future,” “intend,” “estimate,” “anticipate,” “will,” “plans,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management, and are applicable only as of the dates of such statements.

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

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	our ability to maintain our existing credit facilities or obtain satisfactory new credit facilities.

•	adverse changes in our short- and long-term debt levels under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain good relations with labor unions;

•	credit risk associated with our customers, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure; and

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

EnerSys

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2008

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

Motive power products are used to provide power primarily for electric industrial forklift trucks. They compete primarily with propane- and diesel-powered internal combustion engines used principally in the following applications:

•	industrial forklift trucks in distribution and manufacturing facilities;

•	mining equipment, including scoops, coal haulers, shield haulers, underground forklifts, shuttle cars and locomotives; and

•	railroad equipment, including diesel locomotive starting, rail car lighting and rail signaling equipment;

History

EnerSys and its predecessor companies have been manufacturers of industrial batteries for over 100 years. Morgan Stanley Capital Partners teamed with the management of Yuasa, Inc. in late 2000 to acquire from Yuasa Corporation (Japan) its reserve power and motive power battery businesses in North and South America. We were incorporated in October 2000 for the purpose of completing the Yuasa, Inc. acquisition. On January 1, 2001, we changed our name from Yuasa, Inc. to EnerSys to reflect our focus on the energy systems nature of our businesses.

Today, our reserve power batteries are marketed and sold principally under the PowerSafe, DataSafe, Hawker, Genesis, Odyssey, Varta and Cyclon brands. Our motive power batteries are marketed and sold principally under the Hawker, EnerSys Ironclad, General Battery, Fiamm Motive Power, Uranio, Oldham and Express brands. We also manufacture and sell related direct current—DC—power products including chargers, electronic power equipment and a wide variety of battery accessories. Our battery products span a broad range of sizes, configurations and electrical capacities, enabling us to meet a wide variety of customer applications.

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

In March 2002, we acquired the reserve power and motive power business of the Energy Storage Group of Invensys plc. (“ESG”). In June 2005, we acquired the motive power battery business of FIAMM, S.p.A. (FIAMM), which complements our then existing European motive power business. We also made smaller acquisitions of a producer of specialty nickel-based batteries based in Germany; a producer of lithium power sources, primarily for aerospace & defense applications located in the USA; a lead-acid battery business in Switzerland; a manufacturing facility in China, and a 97% interest in a producer of industrial batteries, located in Bulgaria.

2008 restructuring plan

On May 23, 2007, we committed to the principal features of a plan to restructure certain of our European production and commercial operations. In part, the restructuring facilitated the integration of Energia AD into our worldwide operations. The restructuring was designed to improve operational efficiencies and eliminate redundant costs primarily attributable to the Energia transaction. Restructuring actions commenced upon the completion of the requisite consultations, and we expect it to be substantially completed by the end of fiscal 2009. In fiscal 2008, as a result of this restructuring, we incurred cash expenses of approximately $9 million, primarily for employee severance-related payments, and non-cash expenses of approximately $4 million, primarily for fixed asset write-offs.

Recent Developments

Sale of Manufacturing Facility

In May 2008, we announced that, as part of our ongoing European restructuring program, we sold our Manchester, England manufacturing facility at a net of tax gain of approximately $8 million. This sale is consistent with our strategy to migrate our production to lower cost facilities.

Concurrent Public Offerings of Senior Convertible Notes and Common Stock and a Private Offering of a New Senior Secured Credit Facility

In May 2008, following the end of fiscal 2008, the Company completed the sale of $172.5 million aggregate principal amount of senior unsecured convertible notes, and used the net proceeds of $168.2 million to repay a portion of its existing senior secured Term Loan B. The senior unsecured convertible notes are potentially convertible at the option of the holders, at any time on or after March 1, 2015, but prior to the maturity date, into 24.6305 EnerSys common shares per $1,000 in original principal amount of the notes, equivalent to $40.60 per share or approximately 4.25 million common shares. It is our current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.

Concurrently with the convertible note offering, certain of our stockholders offered to sell, subject to market and other conditions, 3.4 million shares of EnerSys’ common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by several of our stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders. The selling stockholders granted the underwriters an option to purchase up to 0.34 million additional shares, of which 0.29 million shares were exercised and sold. A total of 3.69 million shares were sold as of May 28, 2008. We did not receive any proceeds from the common stock offering.

Also, immediately following the closing of the senior unsecured convertible note issue, we commenced refinancing the outstanding combined balance of the senior secured Term Loan B and our existing Revolver of approximately $200 million, with a new $350 million senior secured facility comprising Term A loans and a new Revolver. These planned refinancing transactions, which we expect to complete in June 2008, will strengthen our capital structure by adding senior unsecured convertible debt and a new senior secured debt facility that matures in 6 years.

Amendments of Credit Agreements

On May 16, 2008, EnerSys completed the Fifth Amendment to the $480 million Senior Secured Credit Agreement which allowed for the issuance of up to $205 million of unsecured indebtedness. The proceeds from the unsecured indebtedness must be used to pay down the senior secured Term Loan B. On May 28, 2008, EnerSys used the net proceeds of $168.2 million from the senior unsecured convertible notes to pay down a portion of the senior secured Term Loan B.

On May 15, 2008, the Company amended its Euro 25 million Credit Agreement to allow for the issuance of up to $205 million of unsecured indebtedness. The proceeds from the unsecured indebtedness must be used to pay down the senior secured Term Loan B. Additionally, the amendment authorized the Company to enter into a new $350 million US Credit Agreement on terms substantially similar to the existing Credit Agreement.

Termination of Interest Rate Swap Agreements

In connection with the issuance of $172.5 million of senior unsecured convertible notes, and the repayment of a portion of the senior secured Term Loan B in May 2008, we terminated $30 million of interest rate swap agreements which had been placed in October, 2005 at a loss of $1.4 million.

Fiscal Year Reporting

In this Form 10-K, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2008”, which refers to our fiscal year ended March 31, 2008. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in fiscal 2008 ended on July 1, 2007, September 30, 2007, December 30, 2007, and March 31, 2008, respectively. The four fiscal quarters in fiscal 2007 ended on July 2, 2006, October 1, 2006, December 31, 2006, and March 31, 2007, respectively. The four fiscal quarters in fiscal 2006 ended on July 3, 2005, October 2, 2005, January 1, 2006, and March 31, 2006, respectively. Financial information about segments and geographic areas is incorporated by reference from Note 24 of Notes to Consolidated Financial Statements in this Form 10-K.

Our Customers

We serve over 10,000 customers in over 100 countries, on a direct basis or through our distributors. We are not overly dependent on any particular end market or geographic region. No single customer accounts for more than 7% of our revenues.

Reserve Power

Our reserve power customers consist of regional customers as well as global customers. These customers are in diverse markets ranging from telecom to UPS, electric utilities, security systems, emergency lighting and premium starting, lighting and ignition applications. In addition, we sell our aerospace & defense products to numerous countries, including the governments of the U.S., Germany and the U.K. and to major defense and aviation original equipment manufacturers (“OEMs”).

Motive Power

Our motive power customers include a large, diversified customer base. These customers include material handling equipment dealers, OEMs and end users of such equipment. End users include manufacturers, distributors, warehouse operators, retailers, airports, mine operators and railroads.

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

Motive Power

We distribute, sell and service our motive power products throughout the world, principally through company-owned sales and service facilities, as well as through independent manufacturers’ representatives. We believe we are one of the only battery manufacturers in the motive power battery industry that operates a primarily company-owned service network. This company-owned network allows us to offer high-quality service, including preventative maintenance programs and customer support. Our warehouses and service locations enable us to respond quickly to customers in the markets we serve. We believe that the extensive industry experience of our sales organization results in strong long-term customer relationships.

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

Competition

The industrial battery market is highly competitive both among competitors who manufacture and sell industrial batteries and among customers who purchase industrial batteries. Our competitors range from development stage companies to major domestic and international corporations. We also compete with other energy storage technologies. We compete primarily on the basis of reputation, product quality, reliability of service, delivery and price. We believe that our products and services are competitively priced.

Reserve Power

We believe we have the largest market share for reserve power products on a worldwide basis. We compete principally with Exide Technologies, GS Yuasa, C&D Technologies, FIAMM, Coslight, and East Penn Manufacturing.

Motive Power

We believe we have the largest market share for motive power products on a worldwide basis. Our principal competitor, on a global basis, is Exide Technologies. On a regional basis, East Penn Manufacturing and Crown Battery Manufacturing Co. compete with us in North America, Hoppecke competes with us in Europe, and JSB, Shinkobe, GS Yuasa and Hitachi compete with us in Asia.

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

Intellectual Property

We have numerous patents and patent licenses in the United States and other jurisdictions but do not consider any one patent to be material to our business. From time to time we apply for patents on new inventions and designs. However, we believe that the growth of our business will depend primarily upon the quality of our products and our relationships with our customers, rather than the extent of our patent protection.

Although other manufacturers may possess certain thin-plate pure-lead technology (“TPPL”), we believe we are the only manufacturer of products using TPPL technology in the reserve power markets. Some aspects of this technology may be patented in the future. In any event, we believe that a significant capital investment would be required by any party desiring to produce products using TPPL technology for these markets.

We own or possess exclusive and non-exclusive licenses and other rights to use a number of trademarks in various jurisdictions. We have obtained registrations for many of these trademarks in the United States and other jurisdictions. Our various trademark registrations currently have a duration of approximately one to 10 years, varying by mark and jurisdiction of registration and may be renewable. We endeavor to keep all of our material registrations current. We believe that many such rights and licenses are important to our business by helping to develop strong brand-name recognition in the marketplace. Some of the significant (registered and unregistered) trademarks that we use include: Armasafe+, Chloride, Cobra, Cyclon, DataSafe, Deserthog, Energy Plus, Envirolink, ESB, Espace, EnerSys Ironclad, Express, FIAMM Motive Power, GBC, Genesis, Genesis NP, Genesis Pure Lead, Hawker, HUP, Hybernator, LifeGuard, LifePlus, Life Speed, Loadhog, Oasis, Odyssey, Oldham, Perfect, PowerGuard, PowerLease, Powerline, PowerPlus, PowerSafe, Smarthog, Superhog, Supersafe, Titan PowerTech, Uranio, Varta, Waterless and Workhog.

Seasonality

Our business generally does not experience significant monthly or quarterly fluctuations in net sales as a result of weather or other trends that can be directly linked to seasonality patterns. However, our second fiscal quarter normally experiences moderate reductions in net sales as compared to our first fiscal quarter for that year, due to summer manufacturing shutdowns of our customers and holidays primarily in North America and Western Europe. That was the case in fiscal 2007 but, in fiscal 2008, each quarter was higher than the preceding quarter, primarily due to price recovery initiatives and the strengthening of other currencies against the U.S. dollar. Our fourth fiscal quarter normally experiences the highest sales of any fiscal quarter within a given year, as was the case in fiscal 2006, 2007 and 2008. Many reserve power telecommunications customers tend to perform extensive service and engage in higher battery replacement and maintenance activities in the first calendar quarter of a year, which is our fourth fiscal quarter. In addition, many of our largest industrial customers are on a calendar fiscal year basis and many tend to purchase their durable goods more heavily in that quarter than any other within the calendar year.

Product and Process Development

Our product and process development efforts are focused on the creation and optimization of new battery products using existing technologies, which, in certain cases, differentiate our stored energy solutions from that of our competition. We allocate our resources to the following key areas:

•	the design and development of new products;

•	optimizing and expanding our existing product offering;

•	waste reduction;

•	production efficiency and utilization;

•	capacity expansion, without additional facilities; and

•	quality attribute maximization.

Employees

At March 31, 2008, we had approximately 8,600 employees. Of these employees, approximately 3,600, almost all of whom work in our European facilities, were covered by collective bargaining agreements. The average term of these agreements is two years, with the longest term being three and one-half years. These agreements expire over the period from calendar years 2008 to 2009.

We consider our employee relations to be good. Historically, we have not experienced any significant labor unrest or disruption of production.

Environmental Matters

In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and changing environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, we may in the future, be required to comply with the directive issued from the European Economic Union called Registration, Evaluation, Authorization and Restriction of Chemicals or “REACH,” that entered into force on 1 June 2007. Under the directive, companies which manufacture or import more than one ton of a chemical substance per year will be required to register it in a central database administered by the new EU Chemicals Agency. REACH will require a registration, over a period of 11 years, of some 30,000 chemical substances. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws and regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time, we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or their exposure to, hazardous substances used, stored, transported or disposed of by us or contained in our products.

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

Manchester, England

We currently have identified three potentially significant environmental issues resulting from historical operations at our Manchester, England battery facility: lead slag piles that may pose a health risk are located in the vicinity of a public footpath on the property; the potential restoration of the Manchester, Bolton and Bury Canal by British Waterways may lead to sampling and/or remediation obligations with respect to the canal and surrounding areas located on our property; and there may be multiple and as yet unidentified areas of soil and groundwater contamination at the facility. We believe we have a right to be indemnified by the previous owner for these potential environmental liabilities in excess of amounts accrued and submitted a notice of claim to the previous owner in May 2003 regarding these issues. No government or third-party lawsuits, regulatory actions or orders have been filed with respect to this site to date, and all our actions at this site to date are voluntary. We originally established a reserve for this facility at £3.5 million, and as of March 31, 2008, the remaining reserve approximated £3.3 million. This reserve was set up under purchase accounting. Based on the information available at this time, we believe this reserve is sufficient to satisfy these environmental liabilities. See “Recent Developments” above, regarding the sale of the Manchester, England facility, which was completed subsequent to our year end.

Sumter, South Carolina

We currently are responsible for certain environmental obligations at the former Yuasa battery facility in Sumter, South Carolina. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. Remediation issues related to lead contamination in the soil were addressed pursuant to a 1998 Consent Order with the State of South Carolina, and we believe this matter to be closed. We are subject to ongoing storm water inspection requirements under a 2000 Consent Order based on suspected lead contamination. We also are in periodic discussions with the State of South Carolina regarding alleged trichloroethylene (TCE) and other volatile organic compound (VOC) contamination in the groundwater that predates our ownership of this facility. There may be other unidentified contaminants in the soil or groundwater that also predate our ownership of this facility. We have established a reserve for this facility, and in fiscal 2008, we received $1.1 million from a previous owner in settlement of their indemnification of potential environmental liabilities related to the Sumter facility. As of March 31, 2008, the reserves related to this facility and the removal of its remaining equipment totaled approximately $4.0 million. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.

Environmental and safety certifications

Eight of our facilities in the United States, Europe and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Two facilities in Europe are certified to ISO 18000 standards.

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

Our Internet address is http://www.enersys.com. We make available free of charge on http://www.enersys.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.  RISK FACTORS

The following risks and uncertainties, as well as others described in this Annual Report on Form 10-K, could materially and adversely affect our business, results of operations and financial conditions and could cause actual results to differ materially from our expectations and projections. Stockholders are cautioned that these and other factors, including those beyond our control, may affect future performance and cause actual results to differ from those which may, from time to time, be anticipated. There may be additional risks that are not presently material or known. See “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements made by us or on our behalf are qualified by the risks described below.

We operate in an extremely competitive industry and are subject to continual pricing pressure.

We compete with a number of major international manufacturers and distributors, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of our industry, consolidation among industrial battery purchasers and the financial difficulties being experienced by several of our competitors, we have been subjected to continual and significant pricing pressures. These pricing pressures have prevented us from fully passing increased material costs through to customers. We anticipate heightened competitive pricing pressure as Chinese and other foreign producers, able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with original equipment manufacturers and other customers. In addition, certain of our competitors own lead smelting facilities which, during periods of lead cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to reduce our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

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

We use significant amounts of lead, plastics, steel, copper and other materials in our manufacturing processes. We estimate that raw material costs account for over half of our cost of goods sold. Lead is our most significant raw material. The costs of these raw materials, particularly lead, are volatile and beyond our control.

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

The European Union has directed that new electrical and electronic equipment not contain certain hazardous substances, including lead and cadmium. Because battery accessories and chargers are subject to this directive, our compliance with the directive directly impacts our manufacturing of these products and could cause certain of our existing inventory to be obsolete. In addition, certain other jurisdictions outside the European Union have implemented, or plan to implement, similar restrictions with various compliance dates. We cannot assure you that we will meet all restrictions by each of the required dates. Inventory obsolescence and our failure to comply could each have an adverse effect on our financial results.

We are exposed to exchange rate risks, and our net income and financial condition may suffer due to currency translations.

We invoice foreign sales and service transactions in local currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current rates as of the balance sheet date. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, primarily the euro and British pound, may adversely affect our revenue, cost of revenue and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. Over 60% of net sales were generated outside of North America.

Most of the risk of fluctuating foreign currencies is in our Europe operations, which comprised over half of our net sales during the last two fiscal years. The euro is the dominant currency in our European operations.

The translation impact from currency fluctuations on net sales and operating earnings in the Americas and Asia regions is minimal, as a substantial majority of these net sales and operating earnings are in dollars or are closely correlated to the dollar.

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

Many new energy storage technologies have been introduced over the past several years. In addition, recent advances in fuel cell and flywheel technology have been introduced for use in selected applications that compete with the end uses for industrial batteries. For certain important and growing markets, such as aerospace & defense, lithium-based battery technologies have large and growing market share. Our ability to achieve significant and sustained penetration of key developing markets, including aerospace & defense, will depend upon our success in developing or acquiring these and other technologies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our lead-acid products will remain competitive with products based on new technologies.

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

As part of our business strategy, we have grown, and plan to continue growing, by acquiring other product lines, technologies or facilities that complement or expand our existing business. There is significant competition for acquisition targets in the industrial battery industry. We may not be able to identify suitable acquisition candidates or negotiate attractive terms. In addition, we may have difficulty obtaining the financing necessary to complete transactions we pursue. In that regard, our credit facilities restrict the amount of additional indebtedness that we may incur to finance acquisitions and place other restrictions on our ability to make acquisitions. Exceeding any of these restrictions would require the consent of our lenders. We may be unable to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and we may not be able to realize related revenue synergies and cost savings within expected time frames. Our failure to execute our acquisition strategy could have a material adverse effect on our business. We cannot assure you that our acquisition strategy will be successful or that we will be able to successfully integrate acquisitions we do make.

Any acquisitions that we complete may dilute your ownership interest in EnerSys, may have adverse effects on our financial condition and results of operations and may cause unanticipated liabilities.

Future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. Any future issuances of equity securities would dilute your ownership interests. In addition, future acquisitions might not increase, and may even decrease our earnings or earnings per share and the benefits derived by us from an acquisition might not outweigh or might not exceed the dilutive effect of the acquisition. We also may incur additional debt or suffer adverse tax and accounting consequences in connection with any future acquisitions.

The failure of critical computer systems could seriously affect our sales and operations.

We operate a number of critical computer systems throughout our business that can fail for a variety of reasons. If such a failure were to occur, then we may not be able to sufficiently recover from the failure in time to avoid the loss of data or any adverse impact on certain of our operations that are dependent on such systems. This could result in lost sales and the inefficient operation of our facilities for the duration of such a failure.

Our ability to maintain an adequate credit facility.

Our ability to continue our ongoing business operations and fund future growth depends on our ability to maintain an adequate credit facility and to comply with the financial and other covenants in such credit facility or to secure alternative sources of financing. However, such credit facility or alternate financing may not be available or if available may not be on terms favorable to us.

Our significant indebtedness could adversely affect our financial condition.

As of March 31, 2008, we had $426.8 million of total consolidated debt. This level of debt could:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Set forth below is certain information, as of June 1, 2008, with respect to our principal properties. The primary function of the listed facilities is manufacturing of industrial batteries, unless otherwise noted.

Location	Function/Products Produced	Size (sq. feet utilized)	Owned/Leased
Americas:
Reading, PA	Worldwide Headquarters	109,000	Owned
Warrensburg, MO	Industrial Batteries	376,000	Owned
Hays, KS	Industrial Batteries	351,000	Owned
Sumter, SC	Distribution Center	300,000	Owned
Richmond, KY	Industrial Batteries	277,000	Owned/Leased
Monterrey, Mexico	Industrial Batteries	181,000	Owned
Tijuana, Mexico	Industrial Batteries	156,000	Owned
Ooltewah, TN	Industrial Batteries	100,750	Owned
Richmond, KY	Distribution Center	95,500	Owned
Cleveland, OH	Motive Power Chargers	66,000	Owned
Saddle Brook, NJ	Distribution Center	58,500	Leased
Sumter, SC	Metal Fabrication	52,000	Owned
Horsham, PA	Industrial Batteries	51,400	Leased
Chino, CA	Distribution Center	47,400	Leased
Dallas, TX	Distribution Center	40,000	Leased
Santa Fe Springs, CA	Distribution Center	35,000	Leased
Brampton, Canada	Distribution Center	30,400	Leased
Burr Ridge, IL	Distribution Center	25,500	Leased
Norcross, GA	Distribution Center	23,600	Leased
Kansas City, MO	Distribution Center	19,700	Leased
Union City, CA	Distribution Center	17,400	Leased
Warrington, PA	Distribution Center	15,000	Leased
Warwick, RI	Design Center	4,000	Leased

Europe:
Zurich, Switzerland	European Headquarters	2,500	Leased
Arras, France	Industrial Batteries	486,000	Owned
Targovishte, Bulgaria	Industrial Batteries	483,000	Owned
Newport, Wales	Industrial Batteries	233,000	Owned
Bielsko-Biala, Poland	Industrial Batteries	220,000	Leased
Montecchio, Italy	Industrial Batteries	207,000	Leased
Hagen, Germany	Industrial Batteries	185,000	Owned
Herstal, Belgium	Distribution Center	58,700	Leased
Zwickau, Germany	Industrial Batteries	57,000	Leased
Zamudio, Spain	Industrial Battery Assembly and Distribution	55,000	Owned
Brussels, Belgium	Distribution Center	45,000	Leased
Manchester, England	Distribution Center and Administrative Offices	42,600	Leased
Brebieres, France	Industrial Battery Chargers	41,000	Leased
Yverdon-les-Bains, Switzerland	Distribution Center	40,000	Leased
Hostimice, Czech Republic	Metal Fabrication	29,000	Owned/Leased

Asia:
Shenzhen, China	Industrial Batteries/Asia Headquarters	176,000	Owned/Leased
Jiangsu, China	Industrial Batteries	160,000	Owned
Shantou, China	Industrial Batteries	59,000	Owned
Sydney, Australia	Industrial Battery Assembly and Distribution	13,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fiscal quarter ended March 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock has been listed on the New York Stock Exchange under the symbol “ENS” since it began trading on July 30, 2004. Prior to that time, there had been no public market for our common stock. The following table sets forth, on a per share basis for the periods presented, the range of high, low and closing prices of the Company’s common stock.

Quarter Ended	High Price	Low Price	Closing Price
July 1, 2007	$19.15	$16.29	$18.30
September 30, 2007	$19.46	$17.50	$17.77
December 30, 2007	$24.81	$17.55	$24.45
March 31, 2008	$27.72	$22.13	$23.92

July 2, 2006	$21.46	$12.06	$20.90
October 1, 2006	$20.77	$16.04	$16.04
December 31, 2006	$18.57	$15.20	$16.00
March 31, 2007	$17.50	$15.97	$17.18

Holders of Record

As of June 1, 2008, there were approximately 281 record holders of common stock of the Company. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We never have paid or declared any cash dividends on our common stock, and we have certain restrictions from doing so by our senior secured credit agreement. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three fiscal years ended March 31, 2008, we did not issue any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the number of common shares we purchased during the fourth fiscal quarter of 2008 from participants in our equity incentive plans. As provided by such plans, vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the Plan to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
December 31, 2007-January 27, 2008	28,585	$25.43	—	—
January 28, 2008-February 24, 2008	—	—	—	—
February 25, 2008-March 31, 2008	—	—	—	—

Total	28,585	$25.43	—	—

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

The following tables set forth certain selected consolidated financial and operating data. The selected consolidated financial data presented below for the years ended March 31, 2008, 2007 and 2006, and as of March 31, 2008 and 2007, are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated financial data presented below for the years ended March 31, 2005 and 2004, and as of March 31, 2006, 2005 and 2004, are derived from our audited consolidated financial statements not included in this Form 10-K. This information should be read in conjunction with the consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere, herein.

	Fiscal Year Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)
Consolidated Statement of Operations:
Net sales	$2,026,640	$1,504,474	$1,283,265	$1,083,862	$969,079
Cost of goods sold	1,644,753	1,193,266	1,006,467	828,447	722,825

Gross profit	381,887	311,208	276,798	255,415	246,254

Operating expenses	249,350	221,102	199,900	179,015	171,294
Litigation settlement income	—	(3,753)	—	—	—
Charges relating to restructuring, bonuses and abandoned acquisitions	13,191	—	8,553	—	21,147

Operating earnings	119,346	93,859	68,345	76,400	53,813
Interest expense	28,917	27,733	24,900	23,275	20,343
Charges relating to a settlement agreement, write-off of deferred financing costs and a prepayment penalty	—	—	—	6,022	30,974
Other (income), expense net	4,234	3,024	(1,358)	(2,639)	(5,297)

Earnings before income taxes	86,195	63,102	44,803	49,742	7,793
Income tax expense	26,499	17,892	14,077	17,359	2,957

Net earnings	$59,696	$45,210	$30,726	$32,383	$4,836
Series A convertible preferred stock dividends	—	—	—	8,155	24,689

Net earnings (loss) available to common stockholders	$59,696	$45,210	$30,726	$24,228	$(19,853)

Net earnings (loss) per share
Basic	$1.25	$0.97	$0.66	$0.67	$(1.80)
Diluted	1.22	0.95	0.66	0.65	(1.80)
Weighted average shares outstanding
Basic	47,645,225	46,539,638	46,226,582	36,416,358	11,014,421
Diluted	48,644,450	47,546,240	46,788,363	37,046,697	11,014,421

	Fiscal Year Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$4,018	$72,424	$42,872	$29,353	$39,192
Net cash used in investing activities	(62,150)	(49,052)	(76,876)	(28,991)	(26,981)
Net cash provided by (used in) financing activities	39,558	(1,323)	27,905	3,213	(39,989)
Other operating data:
Capital expenditures	$45,037	$42,355	$39,665	$31,828	$28,580

	As of March 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,620	$37,785	$15,217	$21,341	$17,207
Working capital	389,480	276,252	211,434	182,177	135,320
Total assets	1,710,790	1,409,013	1,263,948	1,194,761	1,153,943
Total debt, including capital leases	426,754	402,311	402,490	375,457	511,303
Total stockholders’ equity	$691,543	$542,099	$445,188	$437,650	$239,302

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2008, 2007, and 2006, should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

We have two business segments: reserve power and motive power. Revenue and expense classifications by segment are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, in uninterruptible power systems, or UPS, applications for computer and computer-controlled systems, in other specialty power applications, including security systems, for premium starting, lighting and ignition applications, in switchgear and electrical control systems used in electric utilities and energy pipelines, and in commercial and military aircraft, submarines and tactical military vehicles.

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

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing locations throughout the world. Approximately 60% of our net sales for fiscal 2008, 2007 and 2006, were generated outside of North America. More than half of our manufacturing capacity is located outside of the U.S. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year.

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

Over the last four fiscal years, the costs of our raw materials (of which lead is our primary material) have risen significantly. Our estimated incremental lead cost, due to increased price, was approximately $360 million since fiscal 2004 and, in fiscal 2008 over fiscal 2007, was approximately $222 million.

We have been subjected to continual and significant pricing pressures over the past several years. We anticipate continuing competitive pricing pressure as Chinese and other foreign producers, able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets.

Our selling price increases approximated 2% of net sales for fiscal 2006 and increased net sales by approximately 5% in fiscal 2007 and 14% in fiscal 2008. We announced additional price increases from time to time during the course of fiscal 2008, however, these pricing actions will not be fully realized in our operating results until fiscal 2009.

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

We were formed in late 2000 by Morgan Stanley Capital Partners (currently Metalmark Capital) and the management of Yuasa, Inc. to acquire the industrial battery business of Yuasa Corporation (Japan) in North and South America. Our results of operations for the past six fiscal years have been significantly affected by our acquisition of the reserve power and motive power business of the Energy Storage Group, of Invensys plc. (“ESG”) on March 22, 2002, which more than doubled our size; and to a lesser extent, by our acquisition of the motive power battery business of FIAMM, S.p.A. (“FIAMM”) on June 1, 2005, and several smaller acquisitions.

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

Our other recent acquisitions include Gerate- und Akkumulatorwerk Zwickau GmbH (“GAZ”), a Germany-based producer of specialty nickel-based batteries utilized primarily in the energy, rail, telecommunications and uninterruptible power supply (UPS) industries worldwide, on October 11, 2005; what is now known as EnerSys Advanced Systems Inc. (“EAS”), a USA-based producer of lithium power sources, primarily for aerospace & defense applications on May 18, 2006; the manufacturing facilities of Chaozhou Xuntong Power Source Company Limited (“CFT”), located in China on August 22, 2006; the lead-acid battery business of Leclanché SA (“Leclanché”) based in Switzerland on January 1, 2007; and on May 18, 2007, we acquired approximately a 97% interest in Energia AD (“Energia”), a producer of industrial batteries, located in Bulgaria.

Our results of operations include ESG for all fiscal years presented. Our results of operations for fiscal 2008, 2007 and 2006 include FIAMM, GAZ, EAS, CFT, Leclanché and Energia from their respective acquisition dates.

In August 2004, EnerSys completed an initial public offering (the “IPO”) and our common stock commenced trading on the New York Stock Exchange on July 30, 2004, under the trading symbol “ENS.”

Our historical consolidated financial statements for fiscal 2004 show our result of operations as a private company. In fiscal 2008, 2007, 2006 and 2005, the cost of complying with our public company reporting obligations (primarily costs associated with Sarbanes-Oxley Section 404 compliance) was approximately $6 million, $8 million, $10 million and $3 million, respectively. The significant increase in fiscal 2006 costs was due primarily to our initial year of compliance with the requirements of Section 404 of Sarbanes-Oxley.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Notes to Consolidated Financial Statements in this Form 10-K.

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

Revenue Recognition

We recognize revenue when the earnings process is complete. This occurs when we ship in accordance with terms of the underlying agreement, title transfers, collectibility is reasonably assured and pricing is fixed and determinable. Shipment terms to our battery product customers are primarily shipping point or destination and do not differ significantly between our regions of the world. Accordingly revenue is recognized when title is transferred to the customer. Amounts invoiced to customers for shipping and handling are classified as revenue. Taxes on revenue producing transactions are not included in net sales.

We recognize revenue from the service of reserve power and motive power products when the respective services are performed.

Management believes that the accounting estimates related to revenue recognition are critical accounting estimates because they requires reasonable assurance of collection of revenue proceeds and completion of all performance obligations. Also revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale. These estimates are based on our past experience.

Asset Impairment Determinations

As a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized. We test for the impairment of our goodwill and trade names at least annually and whenever events or circumstances occur indicating that a possible impairment has been incurred. We utilize financial projections of our reporting segments, certain cash flow measures, as well as our market capitalization in the determination of the fair value of these assets.

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

In making future cash flow analyses of goodwill and other long-lived assets, we make assumptions relating to the following:

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

Litigation and Claims

From time to time the Company has been or may be a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, federal and state employment laws, including wage and hour laws, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the government, clients, customers and employees. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

•	Interpretation of contractual rights and obligations;

•	The status of government regulatory initiatives, interpretations and investigations;

•	The status of settlement negotiations;

•	Prior experience with similar types of claims;

•	Whether there is available insurance; and

•	Advice of outside counsel.

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

Warranty

We record a warranty reserve for possible claims against our product warranties, which generally run for a period of one to twenty-years for our reserve power batteries and for a period of one to seven-years for our motive power batteries. The assessment of the adequacy of the reserve includes a review of open claims and historical experience.

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

Retirement Plans

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

Equity-based compensation

We recognize compensation cost relating to equity-based payment transactions in using a fair-value measurement method, in accordance with the revision of FASB Statement No. 123, Share-Based Payment (“SFAS 123(R)”), which we adopted on April 1, 2006. SFAS 123R requires all equity-based payments to employees, including grants of stock options, to be recognized as compensation expense based on fair value over the requisite service period of the awards. We determine the fair value of restricted stock and restricted stock units based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. When estimating the requisite service period of the awards, we consider expected forfeitures and many related factors including types of awards, employee class, and historical experience. Actual results, and future changes in estimates of the requisite service period may differ substantially from our current estimates.

Income Taxes

Our effective tax rate is based on pretax income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. We account for income taxes in accordance with SFAS 109 No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases on recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance, if some portion or all of the deferred tax assets will not be recognized.

The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which we adopted on April 1, 2007, we evaluate tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements. If the more likely than not threshold is not met in the period for which a tax position is taken, we may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period. (See Note 12 of Notes to Consolidated Financial Statements.)

We evaluate, on a quarterly basis, the reliability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of cash and result in an increase in the effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

Derivative Financial Instruments

We have entered into interest rate swap agreements to manage risk on a portion of our long-term floating-rate debt. We have entered into lead forward purchase contracts to manage risk of the cost of lead. We have entered into foreign exchange forward contracts and purchased option contracts to manage risk on foreign currency exposures. The agreements are with major financial institutions, and we believe the risk of nonperformance by the counterparties is negligible. The counterparties to certain of these agreements are lenders under the Credit Agreement and liabilities related to these agreements are covered under the security provisions of the Credit Agreement. We do not hold or issue derivative financial instruments for trading or speculative purposes. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. We recognize all derivatives as either assets or liabilities in the accompanying balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed quarterly on the initial purchases that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such interest rate swap agreements. Inventory and cost of goods sold is adjusted to include the payments made or received under such lead and foreign currency forward contracts. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity are recognized in earnings in the period in which the underlying hedged transaction is terminated. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in earnings.

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

In fiscal 2008, 2007 and 2006, economic growth and market conditions for industrial batteries remained strong in all regions, In the past four years, however, we experienced significant cost pressure on our raw material costs, primarily lead (which is our primary raw material) as lead prices hit substantially higher levels. See “Quarterly Information.”

We estimate that the year over year incremental increase in lead costs (excluding premiums), as it affects our operating results, has risen by $222 million in fiscal 2008, $71 million in fiscal 2007, $23 million in fiscal 2006, and $44 million in fiscal 2005.

The highest price for lead during each of the last four fiscal years were as follows: in fiscal 2008 lead reached a historical high of over $1.81 per pound on the London Metal Exchange on October 15, 2007; in fiscal 2007 it was $0.91 per pound on February 26, 2007; in fiscal 2006 it was $0.66 per pound on February 2, 2006; and in fiscal 2005 it was $0.48 per pound on December 31, 2004. During April and May 2008, the price of lead has fallen significantly and the highest price for lead on the London Metal Exchange was $1.34 per pound on, April 7, 2008 and the lowest price for lead on the London Metal Exchange was $0.87 per pound on May 29, 2008.

We have implemented a series of selling price increases to offset some of the impact of these rising commodity costs. We believe we recovered approximately 70% of the cumulative increase in commodity costs since the beginning of fiscal 2005. These incremental selling price increases approximate 14% of net sales for fiscal 2008; 5% of net sales for fiscal 2007; and 2% of net sales for both fiscal 2006 and 2005.

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

For fiscal 2008, 2007 and 2006, we estimate that materials costs comprised over half of cost of goods sold. The largest single raw material cost is lead, which comprised approximately 33%, 25% and 21% of cost of goods sold in fiscal 2008, 2007 and 2006, respectively.

We use significant amounts of lead, plastics, steel, copper and other materials in manufacturing our products. The costs of these raw materials, particularly lead, are volatile and beyond our control. Year over year incremental lead costs were approximately $222 million in fiscal 2008, $71 million in fiscal 2007, $23 million in fiscal 2006, and $44 million in fiscal 2005, as a result of cost increases experienced during those years. Lead is our single largest raw material item and the price of lead has remained volatile. Lead, plastics, steel and copper in the aggregate represent our principal raw materials costs. Volatile raw materials costs can significantly affect our operating results and make period-to-period comparisons difficult. The costs of commodity raw materials such as lead, steel and copper have increased significantly in recent periods. We attempt to control our raw materials costs through strategic purchasing decisions. Where possible, we pass along some or all of our increased raw materials costs to our customers.

The following table shows certain average commodity prices for fiscal 2008, 2007 and 2006, which have not been adjusted for the timing of the impact on our financial results:

	2008	2007	2006
Lead $/lb.(1)	$1.296	$0.647	$0.473
Steel $/lb.(2)	0.366	0.363	0.255
Copper $/lb.(1)	3.430	3.202	1.901

(1)	Source: London Metal Exchange (“LME”)
(2)	Source: Nucor Corporation

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

Operating expenses in fiscal 2008 and 2007 were incurred in the following functional areas of our business (as a percent of the total) and are substantially similar in both of our business segments.

	2008	2007
Selling	62%	63%
General and administrative	32	30
Engineering	6	7

Total	100%	100%

Restructuring and other charges and litigation settlement income

In comparing fiscal 2008 financial results to fiscal 2007, and fiscal 2007 financial results to fiscal 2006, management believes it is appropriate to highlight the $13.2 million of operating restructuring charges and the $0.6 million of expenses for a shelf registrations and secondary offerings incurred in fiscal 2008; the $3.8 million of litigation settlement income, the $1.1 million of expenses for a shelf registration and secondary offering and an abandoned acquisition attempt, and a $2.0 million non-recurring tax benefit that were incurred in fiscal 2007; and the $8.6 million of operating restructuring and other charges incurred in fiscal 2006.

Other income (expense), net consists primarily of non-operating foreign currency transaction gains (losses) and expenses associated with shelf registrations and secondary offerings.

Results of Operations—Fiscal 2008 Compared to Fiscal 2007

The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2008, compared to fiscal year ended March 31, 2007:

	Fiscal 2008		Fiscal 2007		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,026.6	100.0%	$1,504.5	100.0%	$522.1	34.7%
Cost of goods sold	1,644.7	81.2	1,193.3	79.3	451.4	37.8

Gross profit	381.9	18.8	311.2	20.7	70.7	22.7
Operating expenses	249.4	12.3	221.1	14.7	28.3	12.8
Restructuring charges	13.2	0.7	—	—	13.2	NA
Litigation settlement income	—	—	(3.8)	(0.2)	(3.8)	NA

Operating earnings	119.3	5.9	93.9	6.2	25.4	27.2
Interest expense	28.9	1.4	27.7	1.8	1.2	4.3
Other (income) expense, net	4.2	0.2	3.1	0.2	1.1	35.5

Earnings before income taxes	86.2	4.3	63.1	4.2	23.1	36.6
Income tax expense	26.5	1.3	17.9	1.2	8.6	48.0

Net earnings	$59.7	2.9%	$45.2	3.0%	$14.5	32.1%

Overview

Fiscal 2008 results include a net sales increase over fiscal 2007 of 34.7%, to $2.03 billion, with an increase to gross profit of 22.7% to $381.9 million. Our gross profit margin decreased 190 basis points to 18.8% due primarily to the unfavorable effect of higher commodity costs of approximately $240 million, partially offset by increased sales volume, price increases to our customers and our cost savings initiatives. We estimate that the impact of higher lead costs alone, our primary raw material, unfavorably affected our cost of goods sold by approximately $222 million in fiscal 2008. We estimate that our price increases realized in fiscal 2008 increased our net sales by approximately 14%.

Operating expenses in fiscal 2008 grew over fiscal 2007 by 12.8%, due mainly to currency fluctuations. Operating expenses as a percentage of sales were 12.3% in fiscal 2008, down from 14.7% in fiscal 2007 due to the favorable impact from higher net sales relative to the fixed elements of our operating expenses, cost savings actions and a decrease in public company costs (primarily costs associated with Sarbanes-Oxley Section 404 compliance) of approximately $2 million.

We incurred $13.2 million in restructuring expenses in fiscal 2008 compared to none in fiscal 2007. In fiscal 2007 we received litigation settlement income of $3.8 million. Interest expense in fiscal 2008 increased over fiscal 2007 by approximately $1.2 million or 4.3%, due primarily to increased debt to fund working capital growth. Other (income) expense, net was higher in fiscal 2008 by approximately $1.1 million over fiscal 2007 due primarily to higher foreign currency transaction losses, primarily on short-term intercompany loans, partly offset by lower expenses in fiscal 2008 for shelf registrations and secondary offerings ($0.6 million compared to $0.8 million in fiscal 2007), and an abandoned acquisition attempt in fiscal 2007. The above fiscal 2008 over fiscal 2007 improvements in performance were partially offset by a non-recurring tax benefit of approximately $2.0 million that we recorded in fiscal 2007. These factors resulted in the net earnings increase of $14.5 million or 32.1% to $59.7 million.

In comparing fiscal 2008 financial results to fiscal 2007, management believes it is appropriate to highlight the $13.2 million of restructuring charges and the $0.6 million of expenses for shelf registrations and secondary offerings incurred in fiscal 2008; and the $1.1 million of expenses for a shelf registration and secondary offering and an abandoned acquisition attempt, the favorable $3.8 million of litigation settlement income, and the $2.0 million in non-recurring tax benefit incurred in fiscal 2007.

Net sales by geographic region were as follows:

	Fiscal 2008		Fiscal 2007		Increase
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Europe(1)	$1,115.3	55.0%	$784.6	52.2%	$330.7	42.2%
Americas	777.9	38.4	630.8	41.9	147.1	23.3
Asia	133.4	6.6	89.1	5.9	44.3	49.7

Total	$2,026.6	100.0%	$1,504.5	100.0%	$522.1	34.7%

(1)	Includes Europe, Middle East and Africa

All geographic regions experienced solid sales growth in fiscal 2008. We believe our global business continued to gain market share.

The Europe region’s revenue increased by approximately $330.7 million or 42.2% in fiscal 2008, as compared to fiscal 2007. The euro increased on average by approximately 10.9 % in fiscal 2008, having an impact of approximately $111 million on our Europe business’ fiscal 2008 net sales growth. Further, the Europe region’s revenue benefited from the Energia and other smaller acquisitions, which increased their net sales by approximately $25 million in fiscal 2008.

The Americas region’s revenue increased by approximately $147.1 million or 23.3% in fiscal 2008 as compared to fiscal 2007, primarily due to higher prices and volume growth.

The Asia region’s revenue increased by approximately $44.3 million in fiscal 2008, primarily attributed to higher prices and continued general business expansion in that region.

After excluding the impact of the Energia and other smaller acquisitions and adjusting for the impact of the stronger currencies (primarily the euro) and price increases in fiscal 2008, consolidated net sales increased approximately 11% compared to the prior year.

Operating earnings by geographic region were as follows:

	Fiscal 2008		Fiscal 2007		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Europe(1)	$61.3	5.5%	$36.0	4.6%	$25.3	70.3%
Americas	68.5	8.8	52.7	8.4	15.8	30.0
Asia	2.7	2.0	1.4	1.6	1.3	92.9

Subtotal	132.5	6.5	90.1	6.0	42.4	47.1
Restructuring charges-Europe	(13.2)	(0.7)	—	—	(13.2)	NA
Litigation settlement income-Americas	—	—	3.8	0.3	(3.8)	NA

Total	$119.3	5.9%	$93.9	6.2%	$25.4	27.2%

(1)	Includes Europe, Middle East and Africa

The Europe region’s operating earnings increased $25.3 million or 70.3% in fiscal 2008 compared to fiscal 2007 as increased sales volume, prices and cost savings programs more than offset higher commodity costs.

The Americas region’s operating earnings increased 30.0% as net sales grew by approximately 23.3%. The Americas region’s operating earnings were favorably affected by sales price increases, improved plant utilization and cost savings programs, which more than offset higher commodity costs.

The Asia region’s operating earnings reflect the improved operating performance in this region. The region realized significant price increases in fiscal 2008; partially offset by the negative impact of higher commodity costs and continued challenging competitive conditions in this region.

The above operating earnings performance improvement in fiscal 2008 was reduced by the European restructuring program that is expected to continue into next fiscal year, and the fiscal 2007 favorable litigation settlement income.

A discussion of specific fiscal 2008 versus fiscal 2007 operating results follows, including an analysis and discussion of the results of our two business segments.

Net Sales

	Fiscal 2008		Fiscal 2007		Increase
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Reserve power	$883.8	43.6%	$642.6	42.7%	$241.2	37.5%
Motive power	1,142.8	56.4	861.9	57.3	280.9	32.6

Total	$2,026.6	100.0%	$1,504.5	100.0%	$522.1	34.7%

Net sales increased $522.1 million or 34.7% in fiscal 2008 over fiscal 2007. This growth resulted primarily from four main factors: currency fluctuations, acquisitions, pricing and organic growth.

Stronger currencies, primarily the euro compared to the U.S. dollar, resulted in an increase of $125 million or 8% in fiscal 2008 net sales. The euro exchange rate to the U.S. dollar averaged $1.43/ € in fiscal 2008 compared to $1.29/ € in fiscal 2007. Excluding the effect of foreign currency fluctuations, net sales in the Europe region increased 28%, the Americas region increased 23%, and the Asia region increased 38% in fiscal 2008 compared to fiscal 2007.

Acquisitions of Energia in May 2007, Leclanché in January 2007, contributed almost $28 million or 2% of worldwide incremental net sales in fiscal 2008 as compared to fiscal 2007.

We have implemented a series of selling price increases to offset some of the increased costs associated with lead and other key materials used in the manufacturing of our products. As described previously, competitive conditions remain challenging in our industry, with only a partial recovery of higher commodity costs experienced in fiscal 2008 and 2007 from sales price increases. We realized selling price increases of approximately 14% in fiscal 2008 and 5% in fiscal 2007, which represents approximately 85% of the commodity cost increases experienced in fiscal 2008 and roughly 66% of the commodity cost increases in fiscal 2007. We remain highly focused on maximizing our pricing actions; however, there is a time lag in realizing the full impact from announced price increases in our operating results, caused primarily by the impact of our order backlog. Price increases resulted in an increase in net sales of approximately $204 million or 14% in fiscal 2008 over fiscal 2007 in both segments. Strong efforts were made to pass through sales price increases in all regions. In general, more selling price realization occurred in our motive power business in comparison to our reserve power business during fiscal 2007, but was comparable in fiscal 2008.

Organic growth (increased net sales excluding the impact of currency, pricing and acquisitions) contributed approximately $165 million or 11% to net sales in fiscal 2008 over fiscal 2007. We believe our organic growth resulted from a combination of our increased market share and overall market growth.

Fiscal 2008 net sales growth, excluding the effect of foreign currency translation, in reserve power and motive power was approximately 30% and 24%, respectively, compared to fiscal 2007.

Excluding the effect of foreign currency translation, the reserve power segment achieved solid growth in fiscal 2008 sales as compared to fiscal 2007 sales, due primarily to improving sales trends for both telecom and UPS battery markets and the strong sales of aerospace & defense batteries, coupled with the impact of approximately $12 million of increased sales from recent acquisitions.

The strong growth experienced in our motive power segment in the prior year continued into fiscal 2008 and benefited from approximately $16 million of increased sales from acquisitions.

See Note 2 of Notes to Consolidated Financial Statements in this Form 10-K for descriptions of the Energia, Leclanché, CFT, EAS and GAZ acquisitions.

Gross Profit

	Fiscal 2008		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$381.9	18.8%	$311.2	20.7%	$70.7	22.7%

Gross profit increased $70.7 million or 22.7% in fiscal 2008 compared to fiscal 2007. Gross profit, excluding the effect of foreign currency translation, increased $55.1 million or 17.7% in fiscal 2008 compared to fiscal 2007. Gross profit margin declined 190 basis points in fiscal 2008 compared to fiscal 2007. The primary cause of the decline in gross profit margin is attributed to higher commodity and energy costs. Pricing recovery to offset higher commodity costs increased net sales by approximately 14% in fiscal 2008 and continues to be challenging. Lead represents our principal raw material and approximated 33% of total cost of goods sold for fiscal 2008 as compared to approximately 25% of total cost of goods sold for fiscal 2007. Lead costs continue to increase dramatically and increased approximately $222 million compared to the prior year. We continue to focus on cost savings initiatives to help mitigate the rising cost of commodities. Additionally, we continue to focus on a wide variety of sales initiatives which benefit our margins by improving product mix to higher margin products. Lastly, as previously discussed, we have implemented multiple sales price increases throughout the year to offset commodity cost increases.

Operating Expenses

	Fiscal 2008		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$249.4	12.3%	$221.1	14.7%	$28.3	12.8%

Operating expenses increased $28.3 million or 12.8% in fiscal 2008 over fiscal 2007 as net sales increased 34.7%. Excluding the effect of foreign currency translation, operating expenses increased 7.9% in fiscal 2008 over fiscal 2007, while net sales increased 26.4% in fiscal 2008 over fiscal 2007. These increases also reflect the additional operating expenses and sales of the acquired Energia, Leclanché, EAS and GAZ businesses. Operating expenses represented 12.3% of net sales in fiscal 2008 as compared to 14.7% in fiscal 2007. Selling expenses were 61.8% of operating expenses in fiscal 2008, compared to 62.8% in fiscal 2007. We continued to further reduce our costs in this area through cost savings initiatives.

Restructuring Charges—Operating

	Fiscal 2008		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Restructuring charges	$13.2	0.7%	$—	—%	$13.2	NA

Included in our fiscal 2008 operating results are $13.2 million of highlighted restructuring charges that resulted from the Energia acquisition, which included $9.3 million that were incurred for staff reductions and professional fees, plus $3.9 million of non-cash impairment charges for redundant machinery and equipment. There were no restructuring charges in fiscal 2007.

Litigation Settlement (Income)—Operating

	Fiscal 2008		Fiscal 2007		(Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Litigation settlement income	$—	—%	$(3.8)	(0.2)%	$(3.8)	NA

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

Operating Earnings

	Fiscal 2008		Fiscal 2007		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Reserve power	$43.8	5.0%	$31.3	4.9%	$12.5	39.9%
Motive power	88.7	7.8	58.8	6.8	29.9	50.9

Subtotal	132.5	6.5	90.1	6.0	42.4	47.1
Restructuring charges-Reserve	(8.5)	(1.0)	—	—	(8.5)	NA
Restructuring charges-Motive	(4.7)	(0.4)	—	—	(4.7)	NA
Litigation settlement income-Reserve	—	—	3.0	0.5	(3.0)	NA
Litigation settlement income-Motive	—	—	0.8	0.1	(0.8)	NA

Total operating earnings	$119.3	5.9%	$93.9	6.2%	$25.4	27.2%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Fiscal 2008 operating earnings of $119.3 million were $25.4 million higher than in fiscal 2007 and our operating margins decreased 30 basis points to 5.9%. Fiscal 2008 operating earnings included the $13.2 million negative impact of restructuring charges; and fiscal 2007 operating earnings included the favorable impact of $3.8 million of litigation settlement income. As discussed above, our operating earnings were favorably affected by sales volume, price increases and our continuing cost savings programs, partially offset by higher commodity costs.

Interest Expense

	Fiscal 2008		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$28.9	1.4%	$27.7	1.8%	$1.2	4.3%

Fiscal 2008 interest expense of $28.9 million (net of interest income of $1.2 million) increased 4.3% over fiscal 2007. Our average debt outstanding in fiscal 2008 was approximately $430 million, as compared to our average debt of $417 million in fiscal 2007. Our average interest rate on borrowings incurred in fiscal 2008 was 6.5%, a decrease of 10 basis points from 6.6% in fiscal 2007. Included in fiscal 2008 interest expense are non-cash charges of $1.5 million for deferred financing fees, an increase of $0.1 million from fiscal 2007. The increase in interest expense is due primarily to higher average debt and lower interest income; partially offset by lower interest rates on our variable rate debt in fiscal 2008 attributable to actions taken by central banks to decrease interest rates.

Other (Income) Expense, Net

	Fiscal 2008		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$4.2	0.2%	$3.1	0.2%	$1.1	35.5%

Fiscal 2008 other expense, net, which was $4.2 million, consists primarily of $2.7 million in foreign currency transaction losses and $0.6 million in fees related to secondary stock offerings. This compares to fiscal 2007 other expense of $3.1 million, which consisted primarily of $1.6 million in foreign currency transaction losses and $1.1 million in fees related to a secondary stock offering and an abandoned acquisition attempt. Both years’ foreign currency transaction losses were primarily associated with short-term intercompany loan balances.

Earnings Before Income Taxes

	Fiscal 2008		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$86.2	4.3%	$63.1	4.2%	$23.1	36.6%

As a result of the factors discussed above, fiscal 2008 earnings before income taxes were $86.2 million, an increase of $23.1 million or 36.6% compared to fiscal 2007. Included in fiscal 2008 earnings before income taxes were $13.2 million of restructuring charges and $0.6 million of secondary offering expenses. Included in fiscal 2007 earnings before income taxes were $3.8 million of litigation settlement income, $1.1 million of secondary offering expenses and a loss on an abandoned acquisition attempt.

Income Tax Expense

	Fiscal 2008		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$26.5	1.3%	$17.9	1.2%	$8.6	48.0%

Effective tax rate	30.7%		28.4%

The effective income tax rate was 30.7% in fiscal 2008, compared to the fiscal 2007 effective tax rate, before the non-recurring credit, of 31.6%. The effective income tax rate was 28.4% in fiscal 2007, as the fiscal 2007 tax expense includes a non-recurring tax benefit of approximately $2.0 million recorded in the third fiscal quarter of 2007, attributable to the favorable resolution of a prior year tax matter related to our European business, which reduced our book effective tax rate by 3.2 percentage points. Additionally, in fiscal 2007, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions resulted in an approximate one percentage point decrease on our effective tax rate.

Net Earnings

	Fiscal 2008		Fiscal 2007		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net earnings	$59.7	2.9%	$45.2	3.0%	$14.5	32.1%

As a result of the factors discussed above, fiscal 2008 net earnings were $59.7 million compared to fiscal 2007 earnings of $45.2 million. The $14.5 million increase is due primarily to a $70.7 million increase gross profit, partially offset by $13.2 million of restructuring charges, a $28.3 million increase in operating expenses, a $1.2 million increase in interest expense, a $1.1 million increase in other expense and a $8.6 million increase in income taxes in fiscal 2008. In addition, fiscal 2007 benefited from $3.8 million (pre-tax) of litigation settlement income and the approximately $2.0 million non-recurring tax benefit.

Net earnings per common share in fiscal 2008 were $1.25 per basic share and $1.22 per diluted share compared to $0.97 per basic share and $0.95 per diluted share in fiscal 2007.

Results of Operations—Fiscal 2007 Compared to Fiscal 2006

The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2007, compared to fiscal year ended March 31, 2006:

	Fiscal 2007		Fiscal 2006		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$1,504.5	100.0%	$1,283.3	100.0%	$221.2	17.2%
Cost of goods sold	1,193.3	79.3	1,006.5	78.4	186.8	18.6

Gross profit	311.2	20.7	276.8	21.6	34.4	12.4
Operating expenses	221.1	14.7	199.9	15.6	21.2	10.6
Restructuring and other charges	—	—	8.6	0.7	(8.6)	NA
Litigation settlement income	(3.8)	(0.2)	—	—	(3.8)	NA

Operating earnings	93.9	6.2	68.3	5.3	25.6	37.3
Interest expense	27.7	1.8	24.9	1.9	2.8	11.4
Other (income) expense, net	3.1	0.2	(1.4)	(0.1)	4.5	321.4

Earnings before income taxes	63.1	4.2	44.8	3.5	18.3	40.8
Income tax expense	17.9	1.2	14.1	1.1	3.8	27.3

Net earnings	$45.2	3.0%	$30.7	2.4%	$14.5	47.2%

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

Net sales by geographic region were as follows:

	Fiscal 2007		Fiscal 2006		Increase
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Europe	$784.6	52.2%	$675.4	52.6%	$109.2	16.2%
Americas	630.8	41.9	535.9	41.8	94.9	17.7
Asia	89.1	5.9	72.0	5.6	17.1	23.8

Total	$1,504.5	100.0%	$1,283.3	100.0%	$221.2	17.2%

All geographic regions experienced solid sales growth in fiscal 2007. The euro increased on average by approximately 6.6% in fiscal 2007, having an impact of approximately $51 million on our Europe business’ fiscal 2007 net sales growth. We believe our global business continued to gain market share with particularly strong growth in the motive power segment. The Asia region’s revenue growth is primarily attributed to continued general business expansion in that region. Further, the Europe region revenue benefited from the FIAMM and other smaller acquisitions, which increased their net sales by approximately $13 million in fiscal 2007. The Asia region revenues increased by approximately $17 million in fiscal 2007. After excluding the impact of the FIAMM and other smalleŕ acquisitions and adjusting for the impact of the stronger currencies (primarily the euro) and price increases in fiscal 2007, consolidated net sales increased approximately 7% compared to the prior year.

Operating earnings by geographic region were as follows:

	Fiscal 2007		Fiscal 2006		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Europe	$36.0	4.6%	$35.7	5.3%	$0.3	0.8%
Americas	52.7	8.4	39.3	7.3	13.4	34.1
Asia	1.4	1.6	1.9	2.6	(0.5)	(26.3)

Subtotal	90.1	6.0	76.9	6.0	13.2	17.2
Restructuring and other charges-Europe	—	—	(8.6)	(0.7)	8.6	NA
Litigation settlement income-Americas	3.8	0.3	—	—	3.8	NA

Total	$93.9	6.2%	$68.3	5.3%	$25.6	37.3%

(1)	The percentages shown for the region’s are computed as a percentage of the applicable region’s net sales.

The Europe region’s operating earnings were flat in fiscal 2007 compared to fiscal 2006 as increased sales were offset by higher commodity costs.

The Americas region’s operating earnings increased 34.1% as net sales grew by approximately 17.7%. The Americas region’s operating earnings were favorably affected by sales price increases, improved plant utilization and cost savings programs which offset higher commodity costs.

The Asia region’s operating earnings were negatively affected by higher commodity costs in fiscal 2007 with a modest increase in sales prices realized as competitive conditions remain challenging in this region.

A discussion of specific fiscal 2007 versus fiscal 2006 operating results follows, including an analysis and discussion of the results of our two business segments.

Net Sales

	Fiscal 2007		Fiscal 2006		Increase
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Reserve power	$642.6	42.7%	$571.1	44.5%	$71.5	12.5%
Motive power	861.9	57.3	712.2	55.5%	149.7	21.0

Total	$1,504.5	100.0%	$1,283.3	100.0%	$221.2	17.2%

Consolidated net sales increased $221.2 million or 17.2% in fiscal 2007 over fiscal 2006. This growth resulted primarily from four main factors: currency fluctuations, acquisitions, pricing and organic growth. All regions benefited from strong economic conditions and, we believe, an increase in market share.

Stronger currencies, primarily the euro compared to the U.S. dollar, resulted in an increase of approximately $55 million or 4% in fiscal 2007 net sales. The euro exchange rate to the U.S. dollar averaged $1.29 ($/ €) in fiscal 2007 compared to $1.21 ($/ €) in fiscal 2006. Excluding the effect of foreign currency fluctuations, net sales in the Americas region increased 18%, the Asia region increased 20% and the Europe region increased 9% in fiscal 2007 compared to fiscal 2006.

Acquisitions of Leclanché in January 2007, EAS in May 2006, GAZ in October 2005 and FIAMM in June 2005, contributed approximately $20 million of worldwide incremental net sales in fiscal 2007 as compared to fiscal 2006.

We implemented a series of selling price increases to offset some of the increased costs associated with lead and other key materials used in the manufacturing of our products. As described previously, competitive conditions remained challenging in our industry, with only a partial recovery of higher commodity costs experienced in fiscal 2007 and 2006 from sales price increases. We realized selling price increases of approximately 5% in fiscal 2007, and 2% in fiscal 2006, which represents approximately 66% of the commodity cost increases in fiscal 2007, and approximately 50% of the commodity cost increases experienced in fiscal 2006. We remained highly focused on maximizing our pricing actions; however, there is a time lag in realizing the full impact from our announced price increases (April 2007, January 2007 and November 2006) in our operating results, caused primarily by the impact of our order backlog. Price increases resulted in an increase in net sales by approximately $60 million or 5% in fiscal 2007 over fiscal 2006. Strong efforts were made to pass through sales price increases in all regions. In general, more selling price realization has occurred in our motive power business in comparison to our reserve power business during fiscal 2007 and 2006. Organic growth (increased net sales excluding the impact of currency, pricing and sales resulting from acquisitions), which had the largest impact on sales growth, contributed approximately $85 million or 6.6% to net sales in fiscal 2007 over fiscal 2006. We believe our organic growth resulted from a combination of our increased market share and overall market growth.

Fiscal 2007 net sales growth, excluding the effect of foreign currency translation, in reserve power and motive power was approximately 8.5% and 16.5%, respectively, compared to fiscal 2006.

Excluding the effect of foreign currency translation, the reserve power segment achieved solid growth in fiscal 2007 sales as compared to fiscal 2006 sales, due primarily to improving sales trends for both telecom and UPS battery markets and the strong sales of aerospace & defense batteries, coupled with the impact of over $10 million of increased sales from recent acquisitions.

The strong growth experienced in our motive power segment in the prior year continued into fiscal 2007 and benefited from approximately $9 million of increased sales from the FIAMM acquisition.

See Note 2 of Notes to Consolidated Financial Statements in this Form 10-K for descriptions of the FIAMM, GAZ, Leclanché and EAS acquisitions.

Gross Profit

	Fiscal 2007		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$311.2	20.7%	$276.8	21.6%	$34.4	12.4%

Gross profit increased $34.4 million or 12.4% in fiscal 2007 compared to fiscal 2006. Gross profit, excluding the effect of foreign currency translation, increased $25.9 million or 9.4% in fiscal 2007 compared to fiscal 2006. Gross profit margin declined 90 basis points in fiscal 2007 compared to fiscal 2006. The primary cause of the decline in gross profit margin is attributed to higher commodity and energy costs. Pricing recovery to offset higher commodity costs increased net sales by approximately 5% in fiscal 2007 and continues to be challenging. Lead represents our principal raw material and approximated 25% of total cost of goods sold for fiscal 2007. Lead costs continued to increase significantly and increased approximately $71 million compared to the prior year. We continued to focus on cost savings initiatives to help mitigate the rising cost of commodities. Additionally, we continued to focus on a wide variety of sales initiatives which benefit our margins by improving product mix to higher margin products. Lastly, as previously discussed, we implemented multiple sales price increases throughout the year to offset commodity cost increases.

Operating Expenses

	Fiscal 2007		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$221.1	14.7%	$199.9	15.6%	$21.2	10.6%

Operating expenses represented 14.7 % of net sales in fiscal 2007 as compared to 15.6 % in fiscal 2006. Operating expenses increased $21.2 million or 10.6% in fiscal 2007 over fiscal 2006 as net sales increased 17.2%. Excluding the effect of foreign currency translation, operating expenses increased 6.1% in fiscal 2007 over fiscal 2006, while net sales increased 13.0% in fiscal 2007 over fiscal 2006. These increases also reflect the additional operating expenses and sales of the acquired FIAMM, GAZ, EAS and Leclanché businesses. Selling expenses were 62.8% of operating expenses in fiscal 2007, compared to 64.2% in fiscal 2006. We continued to further reduce our costs in this area through cost savings initiatives and the reduction in expenses associated with being a public company. Such public company costs were reduced to approximately $8 million in fiscal 2007 from $10 million in fiscal 2006.

Restructuring and Other Charges—Operating

	Fiscal 2007		Fiscal 2006		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Restructuring and other charges	$—	—%	$8.6	0.7%	$(8.6)	NA

No restructuring charges were recorded in fiscal 2007. Included in our prior fiscal year’s operating results are $8.6 million of highlighted restructuring and other charges that were incurred to cover estimated costs, primarily in the Europe region, of staff reductions, exiting and moving product lines, and closing several ancillary locations, and a non-cash write-off of machinery and equipment based on impairment testing. These were primarily driven by the FIAMM and GAZ acquisitions.

Litigation Settlement (Income)—Operating

	Fiscal 2007		Fiscal 2006		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Litigation settlement income	$(3.8)	(0.2)%	$—	—%	$(3.8)	NA

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

Operating Earnings

	Fiscal 2007		Fiscal 2006		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Reserve power	$31.3	4.9%	$34.5	6.0%	$(3.2)	(9.7)%
Motive power	58.8	6.8	42.4	6.0	16.4	39.3

Subtotal	90.1	6.0	76.9	6.0	13.2	17.2
Restructuring and other charges-Reserve	—	—	(4.5)	(0.7)	4.5	NA
Restructuring and other charges-Motive	—	—	(4.1)	(0.5)	4.1	NA
Litigation settlement income-Reserve	3.0	0.5	—	—	3.0	NA
Litigation settlement income-Motive	0.8	0.1	—	—	0.8	NA

Total operating earnings	$93.9	6.2%	$68.3	5.3%	$25.6	37.3%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Fiscal 2007 operating earnings of $93.9 million were $25.6 million higher than in fiscal 2006 with our operating margins increasing 90 basis points to 6.2%. Fiscal 2007 operating earnings included the effect of $3.8 million of highlighted litigation income and fiscal 2006 operating earnings included the effect of $8.6 million of highlighted restructuring and other charges. As discussed above, our operating earnings were favorably affected by sales volume, price increases (particularly in the motive power segment) and our continuing cost savings programs, partially offset by higher commodity costs.

Interest Expense

	Fiscal 2007		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$27.7	1.8%	$24.9	1.9%	$2.8	11.4%

Fiscal 2007 interest expense of $27.7 million (net of interest income of $1.1 million) increased 11.4% over fiscal 2006. Our average debt outstanding in fiscal 2007 was approximately $417 million, the same as our average debt in fiscal 2006. Our average interest rate on borrowings incurred in fiscal 2007 was 6.6%, an increase of 90 basis points from 5.7% in fiscal 2006. Included in fiscal 2007 interest expense are non-cash charges of $1.4 million for deferred financing fees, unchanged from fiscal 2006. The increase in interest expense is due primarily to higher interest rates on our variable rate debt in fiscal 2007 attributable to actions taken by central banks to increase interest rates.

Other (Income) Expense, Net

	Fiscal 2007		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$3.1	0.2%	$(1.4)	(0.1)%	$4.5	321.4%

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

Earnings Before Income Taxes

	Fiscal 2007		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$63.1	4.2%	$44.8	3.5%	$18.3	40.8%

As a result of the factors discussed above, fiscal 2007 earnings before income taxes were $63.1 million, an increase of $18.3 million or 40.8% compared to fiscal 2006. Included in fiscal 2007 earnings before income taxes were $3.8 million of litigation settlement income, $1.1 million in secondary offering expenses and a loss on an abandoned acquisition attempt. Included in fiscal 2006 earnings before income taxes were $8.6 million in restructuring and other charges.

Income Tax Expense

	Fiscal 2007		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$17.9	1.2%	$14.1	1.1%	$3.8	27.3%

Effective tax rate	28.4%		31.4%

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

Net Earnings

	Fiscal 2007		Fiscal 2006		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net earnings	$45.2	3.0%	$30.7	2.4%	$14.5	47.2%

As a result of the factors discussed above, fiscal 2007 net earnings were $45.2 million compared to fiscal 2006 earnings of $30.7 million. The $14.5 million increase is due primarily to a $34.4 million increase in fiscal 2007 gross profit, $3.8 million (pre-tax) of litigation settlement income in fiscal 2007 and the $8.6 million of restructuring charges fiscal 2006, partially offset by a $21.2 million increase in operating expenses, a $2.8 million increase in interest expense, a $4.5 million increase in other expense and a $3.8 million increase in income taxes. Also contributing to the improvement was the non-recurring tax benefit of approximately $2.0 million recorded in fiscal 2007.

Fiscal 2007 net earnings increased $14.5 million or 47.2% compared to fiscal 2006. Net earnings per common share in fiscal 2007 were $0.97 per basic share and $0.95 per diluted share compared to $0.66 per basic and diluted share in fiscal 2006.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2008, 2007, and 2006, were $20.6 million, $37.8 million, and $15.2 million, respectively.

Cash provided by operating activities for fiscal 2008, 2007, and 2006, was $4.0 million, $72.4 million and, $42.9 million, respectively.

The $68.4 million decrease in operating cash flow in fiscal 2008 was primarily from four areas: (a) a $112.1 million increase in cash used for primary working capital and (b) $2.1 million higher spending on our restructuring activities in fiscal 2008 as compared to fiscal 2007; partially offset by (c) a favorable increase of $19.5 million in net earnings before non-cash depreciation and asset disposals; and (d) accrued and prepaid expenses provided $14.5 million more cash flow in fiscal 2008.

Cash used in investing activities for fiscal 2008, 2007 and 2006 was $62.2 million, $49.1 million and $76.9 million, respectively. Capital expenditures were $45.0 million, $42.4 million and $39.7 million in fiscal 2008, 2007 and 2006, respectively. The majority of capital expenditures continue to be for additional capacity, new products and cost savings programs. Additionally, the Company invested $17.4 million in fiscal 2008, primarily for the Energia acquisition, as compared to $7.0 million in fiscal 2007, and invested $38.1 million in fiscal 2006, primarily for the FIAMM and GAZ acquisitions.

As explained above in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of sales of our primary working capital accounts. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $578.2 million (yielding a primary working capital percentage of 24.8%) at March 31, 2008 and $385.7 million (yielding a primary working capital percentage of 23.3%) at March 31, 2007. The 1.5 percentage point increase during fiscal 2008 was due primarily to higher levels of inventory and receivables relative to sales, due in part, to significantly higher lead costs in inventory this year, combined with an increase in trade receivables relative to sales. Approximately 0.5 percentage points of the increase was the result of higher foreign currencies at the end of fiscal 2008 than the average of those currencies during the three months prior to year end. Primary working capital and primary working capital percentages at March 31, 2008 and 2007 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
		(in millions)
2008	$503.0	$335.7	$(260.5)	$578.2	$2,327.5	24.8%
2007	351.6	234.3	(200.2)	385.7	1,654.4	23.3%

Cash provided by (used in) financing activities for fiscal 2008, 2007 and 2006, was $39.6 million, ($1.3) million and $27.9 million, respectively. The fiscal 2008 amount primarily reflects a net increase of $23.5 million in short-term debt associated primarily with the Energia acquisition and foreign line of credit borrowings, and $26.8 million related to the exercise of stock options; partially offset by $10.8 million in regularly-scheduled long term debt and capital lease payments. The fiscal 2007 amount primarily reflects $8.3 million in regularly-scheduled long term debt and capital lease payments, partially offset by a net increase of $3.6 million in short-term debt and $3.8 million related to the exercise of stock options. The fiscal 2006 amount relates primarily to the $29.9 million (€25.0 million) financing of the FIAMM acquisition.

As a result of the above, cash and cash equivalents decreased $17.2 million from $37.8 million at March 31, 2007 to $20.6 million at March 31, 2008.

Senior Credit Agreement and Other Financing Matters

In June 2006, we amended our senior secured credit agreement. The lenders approved the elimination of our senior secured debt leverage ratio (while maintaining our total debt leverage ratio).

In February 2007, in order to take advantage of the Company’s lower leverage and the favorable market conditions, we amended our senior secured credit agreement and reduced our borrowing rates on the senior secured term loan B by 0.25% to LIBOR+175 basis points. The existing $355.9 million term loans were converted into new term B loans. The initial $365.0 million senior secured Term Loan B has a 0.25% quarterly principal amortization and matures on March 17, 2011. The $100.0 million senior secured revolving credit facility matures on March 17, 2009. Borrowings under this credit agreement bear interest at a floating rate based, at our option, upon a LIBOR rate plus an applicable percentage (currently 1.75%) or the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (currently 0.75%.). The average effective borrowing rates on our total debt for fiscal 2008, 2007 and 2006 were 6.5%, 6.6% and 5.7%, respectively. See Note 11 of Notes to Consolidated Financial Statements in this Form 10-K for information on our interest rate swap agreements.

All obligations under the senior secured credit agreement are secured by, among other things, substantially all of our U.S. assets. Our credit agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under the $455.9 million senior secured credit facility. We currently are in compliance with all covenants and conditions under our credit agreements.

In addition to the above described credit facility, our foreign subsidiaries maintain local credit facilities to provide credit for working capital and other purposes.

In addition to cash flows from operating activities, we had available credit lines of approximately $188.6 million at March 31, 2008 and $165.6 million at March 31, 2007 to cover short-term liquidity requirements. On a long-term basis, our senior secured revolving credit facility is committed through March 2009, as long as we continue to comply with the covenants and conditions of the facility agreement. Included in our available credit lines at March 31, 2008, is $86.5 million of our senior secured revolving credit facility.

We believe that our cash flow from operations, available cash and available borrowing capacity under our senior secured credit agreement will be sufficient to meet our liquidity needs, including normal levels of capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case. We have begun a capital expansion of our thin plate, pure lead manufacturing capacity for which we anticipate spending $50 million during fiscal years 2008, 2009 and 2010, and the capital needs of our ongoing acquisition programs may require additional funding.

We continue to review the capital markets for potential financing. On October 30, 2007, the Company filed a $500 million shelf registration statement, which included approximately $91 million for primary offerings, on Form S-3 with the SEC. This registration statement allowed the Company to offer and sell from time to time, in one or more offerings, shares of common stock and debt securities of the Company. The registration statement also permits certain institutional investors and certain members of senior management to sell shares of common stock held by such person. See Note 15 of Notes to Consolidated Financial Statements for a discussion of sales by institutional investors during fiscal 2007 and 2008

Recent Developments—Concurrent Public Offerings of Senior Convertible Notes and Common Stock and a Private Offering of a New Senior Secured Credit Facility

In May 2008, following the end of fiscal 2008, the Company completed the sale of $172.5 million aggregate principal amount of senior unsecured 3.375% convertible notes due 2038, and used the net proceeds of $168.2 million to repay a portion of its existing senior secured Term Loan B. The senior unsecured convertible notes are potentially convertible, at the option of the holders, into shares of EnerSys common stock as described in the May 19, 2008 Prospectus Supplement. The notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.

Concurrently with the convertible note offering, certain of our stockholders sold 3.69 million shares of EnerSys’ common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. We did not receive any proceeds from the common stock offering.

Also, immediately following the closing of the senior unsecured convertible note issue, we commenced refinancing the outstanding combined balance of the senior secured Term Loan B and our existing Revolver of approximately $200 million, with a new $350 million senior secured facility comprising Term A loans and a new Revolver. We expect these planned refinancing transactions will be completed in June 2008.

Amendment to Credit Agreements

On May 15, 2008, we amended the Euro 25,000 Credit Agreement and on May 16, 2008, we amended the $480,000 Senior Secured Credit Agreement. The amendments permitted us to issue up to $205,000 of unsecured indebtedness and to enter into a new $350 million US Credit Agreement on terms substantially similar to the existing Credit Agreement. See “Recent Developments” above for a discussion of these events.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2008, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in millions)
Short-term debt	$41.1	$41.1	$—	$—	$—
Long-term debt	383.6	11.9	369.3	2.4	—
Interest on debt	51.5	18.2	33.3	—	—
Capital lease obligations, including interest	2.2	1.0	1.2	—	—
Operating leases	37.8	13.2	15.7	6.6	2.3
Pension and profit sharing	33.7	5.3	4.3	5.1	19.0
Interest rate swap agreements	11.6	3.5	6.5	1.6	—
Purchase commitments	2.9	2.9	—	—	—
Facility construction commitments	8.2	8.2	—	—	—
Restructuring	15.8	8.3	0.2	0.2	7.1

Total	$588.4	$113.6	$430.5	$15.9	$28.4

Under our senior secured credit facility, we had outstanding standby letters of credit of $1.2 million for each of the years ending March 31, 2008, 2007 and 2006.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. Shown below are the leverage ratios in connection with our senior secured credit agreement for fiscal 2008 and 2007. The total leverage ratio for fiscal 2008 is 2.5 times adjusted EBITDA (non-GAAP) as described below.

Our improved leverage in fiscal 2008 reflects improved net earnings and positive cash flows, partially offset by approximately $17.4 million of borrowings from our available short term credit lines to fund the Energia acquisition in May 2007, and additional amounts to fund the increase in primary working capital caused by our higher sales volume and higher commodity prices. The total net debt, as defined under our senior secured credit agreement, for fiscal 2008 of approximately $422.7 million is 2.5 times adjusted EBITDA (non-GAAP).

Our debt at March 31, 2007 reflected fiscal 2007 acquisitions of approximately $7.0 million. The total net debt, as defined under our senior secured credit agreement, for fiscal 2007 of approximately $384.3 million is 2.8 times adjusted EBITDA (non-GAAP).

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) as per our credit agreement:

	Fiscal 2008		Fiscal 2007
	(in millions, except ratios)
Net earnings as reported	$59.7		$45.2
Add back:
Depreciation and amortization	47.7		45.9
Interest expense	28.9		27.7
Income tax expense	26.5		17.9

EBITDA (non GAAP)(1)	$162.8		$136.7
Adjustments per credit agreement definitions-Stock compensation expense	6.9	(2)	2.2	(3)

Adjusted EBITDA (non-GAAP) per credit agreements	$169.7		$138.9

Total net debt(4)	$422.7		$384.3

Leverage ratios:
Total net debt/adjusted EBITDA ratio(5)	2.5	X	2.8	X
Maximum ratio permitted	3.3	X	3.9	X
Consolidated interest coverage ratio(5)	6.0	X	5.2	X
Minimum ratio required	3.4	X	3.3	X

(1)	We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use it as a key measure of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our senior secured credit facility are based on EBITDA, subject to adjustments, which is shown above. Because we have a significant amount of debt, and because continued availability of credit under our senior secured credit facility is critical to our ability to meet our business plans, we believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding term and revolving credit loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing costs, which is included in interest expense.
(2)	The $6.9 million adjustments to EBITDA in fiscal 2008 related primarily to the adjustment for restructuring charges which included $3.9 million for non-cash equipment write-offs and fixed asset impairment and $3.0 million related primarily to stock compensation expense.
(3)	Represents adjustments to EBITDA in fiscal 2007 related primarily to stock compensation expense of $2.2 million.
(4)	Debt includes capital lease obligations and letters of credit issued under the senior secured credit facility and is net of U.S. cash and cash equivalents.
(5)	These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our senior secured credit facility.

Stockholders’ Equity

Stockholders’ equity increased $149.4 million during fiscal 2008, representing primarily net earnings of $59.7 million, an increase for currency translation adjustments of $75.3 million due primarily to the strengthening of the European currencies and a $29.9 million in increases related to stock-based compensation and the exercise of stock options; partially offset by a $15.8 million unrealized loss on derivative instruments.

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

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

On March 19, 2008 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We believe SFAS 161 will have no impact on our financial position and results of operations.

On December 4, 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact SFAS 141(R) may have on our financial position and results of operations.

In February, 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for us for the fiscal year ended March 31, 2009. We are in the process of reviewing SFAS 159 and have not determined the effects on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. We are required to adopt SFAS 157 in the first quarter of fiscal year 2009. We are in the process of reviewing SFAS 157 and have not determined the effects it may have on our consolidated financial statements.

In May 2008, the FASB issued Staff Position paper APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FASB Staff Position (“FSP”) will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. This FSP is effective for our financial statements for fiscal year 2010 and interim periods within that fiscal year. We are currently evaluating the impact that FSP APB 14-1 may have on its financial position and results of operations.

Related Party Transactions

SFAS No. 57, Related Party Disclosures, (“SFAS 57”) requires us to identify and describe material transactions involving related persons or entities and to disclose information necessary to understand the effects of such transactions on our consolidated financial statements. In fiscal years 2008 and 2007, under the terms of a security holder agreement, the Company paid approximately $0.6 million and $0.8 million, respectively, in fees related to shelf registration statements and secondary offerings of 22 million shares of the Company’s common stock to underwriters by certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

Recent Development-Secondary Stock Offering

In May 2008, certain of our stockholders sold 3.69 million shares of EnerSys’ common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The shares were sold by various of our stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders. We did not receive any proceeds from the common stock offering. See “Recent Developments” above for a discussion of these events.

Quarterly Information

Fiscal 2008 and 2007 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2008 versus fiscal 2007 analyses previously discussed.

	Fiscal 2008				Fiscal 2007
	July 1, 2007 1st Qtr.	Sept. 30, 2007 2nd Qtr.	Dec. 30, 2007 3rd Qtr.	March 31, 2008 4th Qtr.	July 2, 2006 1st Qtr.	Oct 1, 2006 2nd Qtr.	Dec. 31, 2006 3rd Qtr.	March 31, 2007 4th Qtr.
	(in millions, except per share amounts)
Net sales	$429.9	$461.4	$553.4	$581.9	$359.0	$353.9	$377.9	$413.6
Cost of goods sold	343.3	369.4	455.9	476.1	281.9	276.2	301.1	334.1

Gross profit	86.6	92.0	97.5	105.8	77.1	77.7	76.8	79.5
Operating expenses, including amortization	57.5	60.1	65.0	66.8	54.3	54.0	55.7	57.1
Charges relating to restructuring	9.9	0.4	1.1	1.8	—	—	—	—
Litigation settlement income	—	—	—	—	(2.8)	(1.0)	—	—

Operating earnings	19.2	31.5	31.4	37.2	25.6	24.7	21.1	22.4
Interest expense	7.2	7.1	7.3	7.3	7.0	7.0	7.1	6.6
Other (income) expense, net	1.3	0.7	1.9	0.3	0.8	0.9	0.9	0.5

Earnings before income taxes	10.7	23.7	22.2	29.6	17.8	16.8	13.1	15.3
Income tax expense(1)	3.3	6.9	6.2	10.1	5.6	5.3	2.2	4.7

Net earnings available to common stockholders	$7.4	$16.8	$16.0	$19.5	$12.2	$11.5	$10.9	$10.6

Net earnings per common share
Basic	$0.16	$0.36	$0.34	$0.40	$0.26	$0.25	$0.24	$0.23
Diluted	0.15	0.35	0.33	0.39	0.26	0.24	0.23	0.22
Weighted average shares outstanding
Basic	46,885,318	47,098,758	47,848,603	48,748,223	46,338,013	46,471,958	46,597,387	46,751,194
Diluted	47,851,531	48,068,262	48,762,362	49,895,646	47,145,216	47,769,804	47,699,968	47,570,202

(1)	Includes non-recurring tax benefits of $2.0 million recorded in the third fiscal quarter of 2007.

The effective income tax rate was 30.7% in fiscal 2008, compared to the fiscal 2007 effective tax, rate before a non-recurring tax benefit, of 31.6%. The effective income tax rate was 28.4% in fiscal 2007, as the fiscal 2007 tax expense includes a non-recurring tax benefit of approximately $2.0 million recorded in the third fiscal quarter of 2007, attributable to the favorable resolution of a prior year tax matter related to our European business, which reduced our book effective tax rate by 3.2 percentage points. Additionally, in fiscal 2007, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions had an approximate one percentage point decrease on our effective tax rate.

Net Sales

Quarterly net sales by business segment were as follows:

	Fiscal 2008				Fiscal 2007
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales:
Reserve power	$184.7	$198.6	$247.9	$252.6	$158.4	$158.8	$157.0	$168.4
Motive power	245.2	262.8	305.5	329.3	200.6	195.1	220.9	245.2

Total	$429.9	$461.4	$553.4	$581.9	$359.0	$353.9	$377.9	$413.6

Segment net sales as % total:
Reserve power	43.0%	43.0%	44.8%	43.4%	44.1%	44.9%	41.5%	40.7%
Motive power	57.0	57.0	55.2	56.6	55.9	55.1	58.5	59.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Fiscal 2008 net sales on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation, showed moderate increases over the first two quarters, and increased 18% in the third quarter and 4% in the final quarter of fiscal 2008, with strong growth in both reserve power and motive power segments. Historically, a smaller sequential change in the first three quarters is typical of our business as our fourth quarter is generally our strongest. However, the continued generally favorable global economic conditions, and price increases that were caused by the historical spike in lead costs, had a significant favorable impact on our sales in the second half of fiscal 2008.

Our motive power segment is heavily influenced by growth in the distribution and manufacturing sectors. Our reserve power segment is dependant on growth in telecom, UPS and aerospace & defense. On a year-on-year basis, both segments posted solid double-digit percentage gains in fiscal 2008.

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

The change in the mix of reserve power and motive power sales to total sales during the quarterly periods within fiscal 2008 primarily reflects the continued steady growth of the motive power segment throughout that year and the strong growth of the reserve power segment in the second half of fiscal 2008. The change in the mix within fiscal 2007 primarily reflects the strong growth of the motive power segment throughout that year.

Operating Earnings

Fiscal 2008 operating earnings on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation, showed (decreases) increases of approximately (17)%, 67%, 4% and 15% on a quarter-to-quarter sequential basis. Our operating earnings were significantly affected by restructuring costs of $9.9 million, $0.4 million, $1.1 million and $1.8 million in the first, second, third and fourth quarters, respectively, and higher commodity costs, partially offset by selling price increases and our continuing cost savings programs.

Fiscal 2007 operating earnings on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation, showed (decreases) increases of approximately (8)%, 5%, (10)% and 3% on a quarter-to-quarter sequential basis. The first and second fiscal quarters of 2007 included the favorable impact of litigation settlement income. Additionally, our operating earnings were significantly affected by selling price increases and our continuing cost savings programs, partially offset by higher commodity costs.

Other (Income) Expense, Net

Fiscal 2008 other (income) expense, net of $4.2 million is primarily attributed to $2.7 million in foreign currency net transaction losses associated with short-term intercompany loan balances and $0.6 million for fees related to a shelf registration and three secondary offerings.

Fiscal 2007 other (income) expense, net of $3.0 million is primarily attributed to $1.6 million in foreign currency net transaction losses associated with short-term intercompany loan balances and $1.1 million for fees related to a secondary offering and an abandoned acquisition attempt.

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

Currently, such interest rate swap agreements effectively convert $203.0 million of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. During August, November and December 2007 (see below), we entered into an additional $125.0 million of interest rate swap agreements that are effective as of February and May 2008 and will almost completely replace $128 million of interest rate swaps that mature in February and May 2008. The following commentary provides details for the $203.0 million interest rate swap agreements:

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

In August 2007, we entered into interest rate swap agreements, that became effective in February 2008, to fix interest rates on $40.0 million of floating rate debt through February 22, 2011, at 4.85% per year.

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

A 100 basis point increase in interest rates would increase interest expense by approximately $2.2 million.

Recent Development—Termination of Interest Rate Swap Agreements

In connection with the issuance of $172.5 million of senior unsecured convertible notes, and the repayment of a portion of the senior secured Term Loan B in May 2008, we terminated $30 million of interest rate swap agreements which had been placed in October, 2005 at a loss of $1.4 million. See “Recent Developments” above for a discussion of these events.

Commodity Cost Risks

We have a significant risk in our exposure to certain raw materials, which we estimate were over half of total cost of goods sold for fiscal 2008 and 2007. Our largest single raw material cost is lead, for which the cost remains volatile. To mitigate against large increases in lead costs, we enter into contracts with financial institutions to fix the price of lead. We had the following contracts at the dates shown below:

Date	$’s Under Contract	# Pounds Under Contract	Average Contract Price/Pound	Approximate % of Lead Requirements(1)
	(in millions)	(in millions)
March 31, 2008	$72.3	58.5	$1.24	12%
March 31, 2007	51.8	73.5	0.70	15%
March 31, 2006	17.4	32.8	0.53	7%

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead (over our estimated cost in fiscal 2008) would increase our annual total cost of goods sold by approximately $54 million or 3% of net sales.

Foreign Currency Exchange Rate Risks

The Company manufactures its products primarily in Bulgaria, China, France, Germany, Italy, Mexico, Poland, the United Kingdom and the United States. Over half of the Company’s sales and expenses are transacted in foreign currencies. The Company’s sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where it manufactures or purchases goods relative to the strength of the currencies in countries where the Company’s products are sold. Additionally, as the Company reports its financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where it has operations relative to the strength of the U.S. dollar. The principal foreign currencies in which the Company conducts business are the euro, British pound, Polish zloty, Mexican peso, Canadian dollar and Chinese renminbi.

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. Based primarily on statistical currency correlations on the Company’s exposures in fiscal 2008, we are highly confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $8 million in more than one year out of twenty years.

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into forward and purchased option contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of March 31, 2008, March 31, 2007 and March 31, 2006, we had entered into a total of $99.6 million, $93.1 million, and $34.3 million forward contracts, with the March 31, 2008 details as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual Requirements(2)
Sell Euros for U.S. dollars	$91.5	$/€1.47	39%
Sell UK pounds for U.S. dollar	8.1	$/£1.97	28%

Total	$99.6

(2)	Based on the fiscal year currency requirements for the year ended March 31, 2008.

Foreign exchange translation adjustments are recorded on the Consolidated Statements of Comprehensive Income.

Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges, actual gains and losses in the future may differ from our historical results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Consolidated financial statements for fiscal years ended March 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders

EnerSys

We have audited EnerSys’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EnerSys’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, EnerSys maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnerSys as of March 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

June 6, 2008

Report of Independent Registered Public Accounting Firm

On Consolidated Financial Statements and Schedule

The Board of Directors and Stockholders

EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company changed its method for accounting for employee stock compensation plans and defined benefit pension and other postretirement plans in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EnerSys’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

June 6, 2008

EnerSys

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$20,620	$37,785
Accounts receivable, net	503,013	351,594
Inventories, net	335,729	234,326
Deferred taxes	16,848	11,433
Prepaid and other current assets	34,986	39,155

Total current assets	911,196	674,293

Property, plant, and equipment, net	339,997	300,995
Goodwill	358,429	332,874
Other intangible assets, net	80,139	80,540
Deferred taxes	3,347	—
Other assets	17,682	20,311

Total assets	$1,710,790	$1,409,013

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$41,113	$11,729
Current portion of long-term debt	11,926	9,353
Current portion of capital lease obligations	1,042	1,563
Accounts payable	260,530	200,157
Accrued expenses	202,475	175,239
Deferred taxes	4,630	—

Total current liabilities	521,716	398,041

Long-term debt	371,685	378,667
Capital lease obligations	988	999
Deferred taxes	44,161	43,690
Other liabilities	80,697	45,517

Total liabilities	1,019,247	866,914

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2008 and at March 31, 2007	—	—
Common Stock, $0.01 par value, 135,000,000 shares authorized, 49,060,906 shares issued and outstanding at March 31, 2008; 47,042,444 shares issued and outstanding at March 31, 2007	491	471
Additional paid-in capital	368,963	339,114
Retained earnings	159,176	99,480
Accumulated other comprehensive income	162,913	103,034

Total stockholders’ equity	691,543	542,099

Total liabilities and stockholders’ equity	$1,710,790	$1,409,013

See accompanying notes.

EnerSys

Consolidated Statements of Income

(In Thousands Except Share and Per Share Data)

	Fiscal year ended March 31,
	2008	2007	2006
Net sales	$2,026,640	$1,504,474	$1,283,265
Cost of goods sold	1,644,753	1,193,266	1,006,467

Gross profit	381,887	311,208	276,798
Operating expenses	249,350	221,102	199,900
Restructuring and other charges	13,191	—	8,553
Litigation settlement income	—	(3,753)	—

Operating earnings	119,346	93,859	68,345
Interest expense	28,917	27,733	24,900
Other (income) expense, net	4,234	3,024	(1,358)

Earnings before income taxes	86,195	63,102	44,803
Income tax expense	26,499	17,892	14,077

Net earnings	$59,696	$45,210	$30,726

Net earnings per common share:
Basic	$1.25	$0.97	$0.66

Diluted	$1.22	$0.95	$0.66

Weighted-average shares of common stock outstanding:
Basic	47,645,225	46,539,638	46,226,582

Diluted	48,644,450	47,546,240	46,788,363

See accompanying notes.

EnerSys

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Series A Convertible Preferred Stock	Common Stock	Paid-in Capital	Unearned Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2005	$—	$462	$330,229	$—	$23,544	$83,415	$437,650
Stock-based compensation	—	—	—	381	—	—	381
Issuance of restricted shares	—	3	3,468	(3,471)	—	—	—
Exercise of stock options	—	1	1,566	—	—	—	1,567
Net earnings	—	—	—	—	30,726	—	30,726
Other comprehensive income:
Minimum pension liability adjustment, net of tax of $58	—	—	—	—	—	(2,251)	(2,251)
Unrealized income on derivative instruments, net of tax of $(991)	—	—	—	—	—	1,739	1,739
Foreign currency translation adjustment	—	—	—	—	—	(24,624)	(24,624)

Comprehensive income							5,590

Balance at March 31, 2006	—	466	335,263	(3,090)	54,270	58,279	445,188
Reclassification of unearned stock compensation	—	—	(3,090)	3,090	—	—	—
Stock-based compensation	—	—	3,118	—	—	—	3,118
Exercise of stock options	—	5	1,797	—	—	—	1,802
Tax benefit from stock options	—	—	2,026	—	—	—	2,026
Adoption of SFAS 158, net of tax of $832	—	—	—	—	—	(1,983)	(1,983)
Net earnings	—	—	—	—	45,210	—	45,210
Other comprehensive income:
Minimum pension liability adjustment, net of tax of $(7)	—	—	—	—	—	259	259
Unrealized income on derivative instruments, net of tax of $(2,637)	—	—	—	—	—	4,966	4,966
Foreign currency translation adjustment	—	—	—	—	—	41,513	41,513

Comprehensive income							91,948

Balance at March 31, 2007	—	471	339,114	—	99,480	103,034	542,099

Stock-based compensation	—	—	3,028	—	—	—	3,028
Exercise of stock options	—	20	22,794	—	—	—	22,814
Tax benefit from stock options	—	—	4,027	—	—	—	4,027
Net earnings	—	—	—	—	59,696	—	59,696
Other comprehensive income:
Pension funded status adjustment, net of tax of $(411)	—	—	—	—	—	352	352
Unrealized loss on derivative instruments, net of tax benefit of $8,499	—	—	—	—	—	(15,783)	(15,783)
Foreign currency translation adjustment	—	—	—	—	—	75,310	75,310

Comprehensive income							119,575

Balance at March 31, 2008	$—	$491	$368,963	$—	$159,176	$162,913	$691,543

See accompanying notes.

EnerSys

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal year ended March 31,
	2008	2007	2006
Cash flows from operating activities
Net earnings	$59,696	$45,210	$30,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,215	47,358	43,270
Provision for doubtful accounts	1,436	315	596
Provision for deferred taxes	7,972	7,970	5,518
Stock compensation expense	3,028	3,118	381
Loss on disposal and impairment of fixed assets	3,908	730	2,604
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(107,113)	(22,673)	(56,017)
Inventory	(70,278)	(39,642)	(25,757)
Prepaid expenses and other current assets	374	(4,799)	2,244
Other assets	4,585	(322)	340
Accounts payable	34,593	31,659	42,531
Accrued expenses	15,805	6,522	(1,928)
Other liabilities	797	(3,022)	(1,636)

Net cash provided by operating activities	4,018	72,424	42,872

Cash flows from investing activities
Capital expenditures	(45,037)	(42,355)	(39,665)
Purchase of businesses, net of cash acquired	(17,434)	(6,979)	(38,135)
Proceeds from disposal of property, plant, and equipment	321	282	924

Net cash used in investing activities	(62,150)	(49,052)	(76,876)

Cash flows from financing activities
Net increase in short-term debt	23,516	3,607	1,453
Proceeds from the issuance of long-term debt	—	127	29,979
Deferred financing costs	(23)	(572)	(322)
Payments of long-term debt	(9,780)	(6,964)	(4,110)
Payments of capital lease obligations, net	(996)	(1,349)	(661)
Exercise of stock options	22,814	1,802	1,492
Tax benefits from exercise of stock options	4,027	2,026	74

Net cash provided by (used in) financing activities	39,558	(1,323)	27,905
Effect of exchange rate changes on cash	1,409	519	(25)

Net (decrease) increase in cash and cash equivalents	(17,165)	22,568	(6,124)
Cash and cash equivalents at beginning of year	37,785	15,217	21,341

Cash and cash equivalents at end of year	$20,620	$37,785	$15,217

See accompanying notes.

EnerSys

Notes to Consolidated Financial Statements

March 31, 2008

(In Thousands, Except Share and Per Share Data)

1. Summary of Significant Accounting Policies

Description of Business

EnerSys and its predecessor companies have been manufacturers of industrial batteries for over 100 years. Morgan Stanley Capital Partners (currently Metalmark Capital) teamed with the management of Yuasa, Inc. in late 2000 to acquire from Yuasa Corporation (Japan) its reserve power and motive power battery businesses in North and South America. The Company was incorporated in October 2000 for the purpose of completing the Yuasa, Inc. acquisition from Yuasa Corporation (Japan). The acquired businesses included the Exide, General and Yuasa brands. On January 1, 2001, the Company changed its name from Yuasa, Inc. to EnerSys to reflect our focus on the energy systems nature of its businesses. In March 2002, the Company acquired the reserve power and motive power business of the Energy Storage Group (ESG), of Invensys plc (Invensys), whose principal brands were Hawker, PowerSafe and DataSafe. In June 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. (FIAMM). FIAMM complements its existing European motive power business and its principal brand is FIAMM MOTIVE POWER. In October 2005, the Company acquired Gerate- und Akkumulatorwerk Zwickau GmbH (GAZ), based in Zwickau, Germany. GAZ is a producer of specialty nickel-based batteries utilized primarily in the energy, rail, telecommunications and uninterruptible power supply (UPS) industries worldwide, and its principal brand is GAZ. In May 2007, the Company acquired approximately a 97% interest in the reserve power and motive power business of Energia AD, located in Targovishte, Bulgaria. The acquisition provides the Company with an additional low cost manufacturing platform with substantial expansion potential and increases the Company’s market presence in the rapidly growing Eastern European and Russian markets. Energia’s principal brand is Energia.

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This occurs when we ship in accordance with terms of the underlying agreement, title transfers, collectibility is reasonably assured and pricing is fixed and determinable. Shipment terms to our battery product customers are primarily shipping point or destination and do not differ significantly between our regions of the world. Accordingly revenue is recognized when title is transferred to the customer. Amounts invoiced to customers for shipping and handling are classified as revenue. Taxes on revenue producing transactions are not included in net sales.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

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

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of $5,008 and $4,420 at March 31, 2008 and 2007, respectively. The allowance is based on management’s estimate of uncollectible accounts, analysis of historical data and trends, as well as review of all relevant factors concerning the financial capability of its customers. Accounts receivable are considered to be past due based on how payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is worthless.

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

Depreciation expense for the fiscal years ended March 31, 2008, 2007 and 2006 totaled $47,151, $45,379 and $41,466, respectively. Maintenance and repairs are expensed as incurred. Interest on capital projects is capitalized during the construction period and amounted to $829, $756 and $334 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

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

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. In fiscal 2008 and 2006, the Company recorded impairment charges of $3,863 and $1,273, respectively, which were included in restructuring and other charges.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. The Company uses interest rate swap and option agreements to manage risk on a portion of its floating-rate debt. The Company uses lead hedge contracts to manage risk of the cost of lead. The Company uses foreign currency forward and purchased option contracts to manage the risk on the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China, as well as currency exposures from intercompany trade transactions.

Because of short maturities, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximates fair value. The fair value of the Company’s long-term debt, described in Note 8, approximates its carrying value and the fair value of derivative instruments is described in Note 11.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

Income Taxes

We account for income taxes in accordance with SFAS 109 No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases on recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

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

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which the Company adopted on April 1, 2007, the Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. If the more likely than not threshold is not met in the period for which a tax position is taken, the Company may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period. (See Note 12.)

Deferred Financing Fees

In March 2004, the Company entered into two credit facilities with various portions that will expire in 2009, 2011 and 2012. Deferred financing fees associated with these credit facilities of $11,000 were incurred and will be amortized over the life of the new credit facilities. Deferred financing fees of $6,569 related to the previously existing credit facility were written off.

In August 2004, the Company prepaid the entire $120,000 principal and accrued interest on the senior second lien term loan and prepaid a portion, $17,900, of the $380,000 senior secured term loan B. Deferred financing fees of $3,622, relating to the prepaid $137,900 of debt were written off in August 2004.

Deferred financing fees, net of accumulated amortization totaled $4,641 and $6,054 as of March 31, 2008 and 2007, respectively. Amortization expense included in interest expense was $1,586, $1,462 and $1,384 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

Derivative Financial Instruments

The Company has entered into interest rate swap agreements and option agreements to manage risk on a portion of its long-term floating-rate debt. The Company has entered into lead forward purchase contracts to manage risk of the cost of lead. The Company has entered into foreign exchange forward contracts and purchased option contracts to manage risk on foreign currency exposures. The agreements are with major financial institutions, and the Company believes the risk of nonperformance by the counterparties is negligible. The counterparties to certain of these agreements are lenders under the Credit Agreement and liabilities related to these agreements are covered under the security provisions of the Credit Agreement. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company recognizes all derivatives as either assets or liabilities in the accompanying balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed on the initial purchases quarterly that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such interest rate swap agreements. Inventory and cost of goods sold are adjusted to include the payments made or received under such lead and foreign currency forward contracts. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in earnings in the period in which the underlying hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in earnings.

Pension Plans

The Company uses certain assumptions in the calculation of the actuarial valuation of its defined benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return of assets. If actual results are less favorable than those projected by the Company, additional expense may be required.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in other comprehensive income in the year in which the change occurs. The requirement to recognize the funded status of a defined benefit postretirement plan became effective March 31, 2007, and the Company adopted the recognition requirements as of March 31, 2007.

In connection with the fiscal 2007 adoption of SFAS 158, the Company recorded an additional pension liability of $2,815 for the remaining underfunded status of its benefit plans at March 31, 2007, with an offsetting amount recorded in accumulated other comprehensive income, net of taxes.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

Stock-Based Compensation Plans

The Company maintains three management equity incentive plans that reserve 11,289,232 shares of Common Stock for the grant of various classes of nonqualified stock options, restricted stock, restricted stock units and other forms of equity based compensation. The 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan are described more fully in Note 16. Non-qualified stock options have been granted to employees under these plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest over a four-year period and become exercisable in annual installments over the vesting period. Options generally expire in 10 years. As of March 31, 2008, the Company had 2,344,800 shares available for future grants.

During fiscal year 2006, the Company followed the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS 148”) that allowed an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), provided it disclosed the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. Accordingly, no stock option related compensation expense was recognized for its stock-based compensation plans during fiscal 2006.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
March 31, 2008
Pension funded status adjustment	$(5,690)	$(59)	$411	$352	$(5,338)
Unrealized gain (loss) income on derivative instruments	6,873	(24,282)	8,499	(15,783)	(8,910)
Foreign currency translation adjustment	101,851	75,310	—	75,310	177,161

Accumulated other comprehensive income	$103,034	50,969	8,910	59,879	162,913

March 31, 2007
Minimum pension liabilities	$(3,966)	$(2,549)	$825	$(1,724)	$(5,690)
Unrealized income on derivative instruments	1,907	7,603	(2,637)	4,966	6,873
Foreign currency translation adjustment	60,338	41,513	—	41,513	101,851

Accumulated other comprehensive income	$58,279	$46,567	$(1,812)	$44,755	$103,034

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
March 31, 2006
Minimum pension liabilities	$(1,715)	$(2,309)	$58	$(2,251)	$(3,966)
Unrealized income on derivative instruments	168	2,730	(991)	1,739	1,907
Foreign currency translation adjustment	84,962	(24,624)	—	(24,624)	60,338

Accumulated other comprehensive income	$83,415	$(24,203)	$(933)	$(25,136)	$58,279

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

New and Proposed Accounting Pronouncements

On March 19, 2008 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161)”) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes SFAS 161 will have no impact on its financial position and results of operations.

On December 4, 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R) on its financial position and results of operations.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

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

In May 2008, the FASB issued Staff Position paper APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FASB Staff Position (“FSP”) will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. This FSP is effective for financial statements issued by the Company for the first quarter of fiscal year 2010. The Company is currently evaluating the impact that FSP APB 14-1 may have on its financial position and results of operations.

Collective Bargaining

At March 31, 2008, the Company had approximately 8,600 employees. Of these employees, approximately 3,600, almost all of whom work in the Company’s European facilities, were covered by collective bargaining agreements. The average term of these agreements is two years with the longest term being three and one-half years, and these agreements expire over the period through 2008-2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

On May 18, 2007, the Company acquired approximately a 97% interest in Energia AD, a producer of industrial batteries, located in Targovishte, Bulgaria. The total purchase price for this transaction was approximately euro 13,000 (approximately $17,000) including transaction costs and adjustments and was financed using EnerSys’ cash and existing credit facilities. The acquisition provides the Company with an additional low cost manufacturing platform with substantial expansion potential and increases the Company’s market presence in the rapidly growing Eastern European and Russian markets.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

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

On May 18, 2006, the Company purchased the assets of Alliant Techsystems’ (NYSE:ATK) lithium primary battery business, located at its Power Sources Center (“PSC”) in Horsham, PA. The total purchase price for this transaction was approximately $2,200 and was financed using existing EnerSys credit facilities. PSC produces lithium power sources, primarily for aerospace & defense applications. As part of the transaction, ATK has signed a 5-year supply agreement for certain of its requirements for products produced at PSC. PSC is now known as EnerSys Advanced Systems Inc. (“EAS”).

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

The results of Energia, Leclanché, CFT, EAS, and GAZ have been included in the Company’s results of operations from the dates of their respective acquisitions. Pro forma earnings per share computations have not been presented as these acquisitions are not considered material.

In connection with certain of its acquisitions, the Company formulated restructuring plans for the integration of the acquired businesses. See Note 20 for additional information regarding these plans.

3. Inventories

Net inventories consist of:

	2008	2007
Raw materials	$81,645	$53,789
Work-in-process	98,320	62,881
Finished goods	155,764	117,656

Total	$335,729	$234,326

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

Inventory reserves for obsolescence and other estimated losses, mainly relating to finished goods, were $13,963 and $10,024 at March 31, 2008 and 2007, respectively.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	2008	2007
Land, buildings, and improvements	$162,763	$130,820
Machinery and equipment	418,957	353,907
Construction in progress	28,994	19,757

	610,714	504,484
Less accumulated depreciation	(270,717)	(203,489)

Total	$339,997	$300,995

5. Goodwill and Other Intangible Assets

Information regarding the Company’s goodwill and other intangible assets follows:

	2008			2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill	$359,841	$(1,412)	$358,429	$334,286	$(1,412)	$332,874
Trademarks	79,746	(953)	78,793	79,746	(953)	78,793
Amortizable intangible assets:
Customer lists	1,439	(783)	656	1,361	(491)	870
Non-compete	725	(377)	348	679	(240)	439
Patents	250	(125)	125	250	(109)	141
Trademarks	464	(307)	157	365	(134)	231
Licenses	77	(17)	60	69	(3)	66

Total	$442,542	$(3,974)	$438,568	$416,756	$(3,342)	$413,414

The changes in the carrying amount of goodwill by business segment are as follows:

	2008			2007
	Reserve	Motive	Total	Reserve	Motive	Total
Balance at beginning of year	$168,109	$164,765	$332,874	$159,685	$157,044	$316,729
Energia acquisition	—	3,000	3,000	—	—	—
FIAMM acquisition	—	—	—	—	(15)	(15)
Other acquisitions	—	—	—	1,073	259	1,332
Income tax adjustment for ESG and Yuasa, Inc. acquisitions	—	(5,188)	(5,188)	(1,362)	(1,786)	(3,148)
Foreign currency translation gain	11,919	15,824	27,743	8,713	9,263	17,976

Balance at end of year	$180,028	$178,401	$358,429	$168,109	$164,765	$332,874

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

The Company estimated tax-deductible goodwill to be approximately $19,295, $21,500 and $23,000 as of March 31, 2008, 2007 and 2006, respectively.

6. Other Assets

Prepaid and other current assets consist of the following:

	March 31,
	2008	2007
Prepaid other taxes	$8,401	$4,773
Prepaid income taxes	4,826	3,306
Non-trade receivables	4,138	9,694
Lead hedges	1,685	12,040
Other	15,936	9,342

Total	$34,986	$39,155

Other assets consist of the following:

	March 31,
	2008	2007
Leases receivable	$9,115	$8,804
Rental batteries	3,705	2,710
Deferred financing fees	3,034	4,524
Other	1,828	4,273

Total	$17,682	$20,311

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2008	2007
Payroll and benefits	$60,425	$46,919
Warranty	34,037	27,533
Accrued selling expenses	30,598	24,345
Income taxes, currently payable	15,568	18,374
Restructuring	8,295	5,408
VAT and other non-income taxes	8,224	9,367
Freight	7,583	5,417
Pension and social security	2,995	4,973
Interest	2,469	2,480
Other	32,281	30,423

Total	$202,475	$175,239

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

8. Debt

In August 2004, the Company amended its credit agreement and reduced our borrowing rates on the senior secured term loan B by 0.50% to LIBOR + 2.00%. The then existing term loans ($361,137 plus accrued interest) were paid in full and simultaneously new term B loans of $365,000 were borrowed.

As of February 5, 2007, EnerSys completed the Fourth Amendment to the Credit Agreement in connection with its $480,000 senior secured Credit Agreement. The Lenders approved a reduction of 25 basis points in the credit spread to LIBOR +175 basis points on $355,900 of term loans which will reduce the Company’s interest costs by approximately $800 per year during the term. The reduction was effective as of February 9, 2007. The then existing $355,900 term loans were converted into new term B loans.

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

On June 15, 2005, the Company entered in a Euro 25,000 Credit Facility Agreement among EnerSys Holdings (Luxembourg), S.a.r.l., San Paolo IMI S.p.A., as Facility Agent and lender, and Banca Intesa S.p.A., as lender (the “Euro Credit Agreement”). The proceeds from the Euro Credit Agreement were used to reduce the outstanding balance of the U.S. Credit Agreement that was utilized as bridge financing for the June 1, 2005 acquisition of the motive power battery business of FIAMM S.p.A. The Euro Credit Agreement matures on June 30, 2011, and is subject to quarterly principal amortization between €1,000 - €1,750 beginning March 31, 2007. Obligations under the Euro Credit Agreement are secured by a pledge of the shares of our Italian subsidiary and guaranty from EnerSys Capital Inc., a subsidiary of the Company. Borrowings under the Euro Credit Agreement bear interest at a floating rate based upon a EURIBOR rate plus 1.15%.

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

In connection with the acquisition of ESG, in March 22, 2002, the Company assumed a $5,000 note payable to the prior owner of an acquired manufacturing plant in Mexico. The note was due on February 2, 2004, plus accrued interest at a one-year LIBOR rate (3.28% at March 31, 2005). In fiscal 2004, the Company paid $1,786 on the note and the balance was suspended pending settlement of certain disputes. In fiscal 2006 and 2005, the Company made principal payments totaling $320 and $230, respectively on this note. In October 2006, this debt was settled in a confidential arrangement.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

As of March 31, 2008 and 2007, the Company had available under all its lines of credit approximately $188,600 and $165,600, respectively. Included in the March 31, 2008 and 2007 amounts are $102,100 and $66,800, respectively, of uncommitted lines of credit.

The average effective borrowing rates for 2008 and 2007 were 6.5% and 6.6% respectively.

The following summarizes the Company’s long-term debt:

	March 31,
	2008	2007	2006
Term Loan B: Payable in quarterly installments of $890 through March 17, 2011, with the remaining balance due on March 17, 2011, bearing interest at 4.74% at March 31, 2008(1)	$351,427	$354,985	$358,613
Euro Term Loan: Payable in quarterly installments between €1,000 and €1,750 beginning March 31, 2008 through June 30, 2011, bearing interest at 5.88% at March 31, 2008	31,151	32,098	30,343
Note payable	—	—	2,664
Other	1,033	937	747

Total debt	383,611	388,020	392,367
Less current portion	11,926	9,353	8,225

Total long-term debt	$371,685	$378,667	$384,142

(1)	LIBOR component on $203,000 swapped into fixed rates as discussed in Note 11.

The Company paid $28,534, $25,961 and $23,704, net of interest received, for interest during the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Aggregate maturities of long-term debt are as follows:

2009	$11,926
2010	14,363
2011	354,956
2012	2,366
2013	—
Thereafter	—

$383,611

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

As of March 31, 2008 and 2007, the Company had $1,150 of standby letters of credit outstanding that reduced the borrowings available under the Revolving Credit Line. As of March 31, 2008 and 2007, the Company had $0 and $1,242, respectively, of bank guarantees.

See Note 26, Subsequent Event for a discussion of Concurrent Public Offerings of Senior Convertible Notes, a Private Offering of a New Senior Secured Credit Facility and amendments to the Company’s credit agreements.

9. Leases

The Company’s future minimum lease payments under capital and operating leases that have noncancelable terms in excess of one year at March 31, 2008 are as follows:

	Capital Leases	Operating Leases
2009	$1,042	$13,170
2010	870	9,658
2011	255	6,108
2012	—	4,030
2013	—	2,595
Thereafter	—	2,317

Total minimum lease payments	2,167	$37,878

Amounts representing interest	137

Net minimum lease payments, including current portion of $1,042	$2,030

Rental expense was $28,181, $25,593 and $22,555 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Amortization of capitalized leased assets is included in depreciation expense. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

10. Other Liabilities

Other long-term liabilities consists of the following:

	March 31,
	2008	2007
Pension and profit sharing obligation	$30,712	$24,534
Long-term income taxes payable	14,160	—
Interest rate swap liabilities	11,593	—
Restructuring reserves	7,545	7,640
Minority interest	3,437	2,799
Deferred income	3,251	2,810
Other	9,999	7,734

Total	$80,697	$45,517

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

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

Currently, such interest rate swap agreements effectively convert $203.0 million of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. During August, November and December 2007 (see below), the Company entered into an additional $125 million of interest rate swap agreements that are effective in February and May 2008 and will almost entirely replace $128 million of interest rate swaps that mature in February and May 2008. The following commentary provides details for the interest rate swap agreements:

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

In August 2007, the Company entered into interest rate swap agreements, that became effective in February 2008, to fix interest rates on $40.0 million of floating rate debt through February 22, 2011, at 4.85% per year.

In November 2007, the Company entered into interest rate swap agreements that become effective in May 2008, to fix interest rates on $40.0 million of floating rate debt through May 7, 2013, at 4.435% per year.

In December 2007, the Company entered into $45.0 million of interest rate swap agreements that become effective in February and May 2008, to fix the interest rates on $20.0 million of floating rate debt through February 22, 2013, at 4.134% per year and to fix the interest rates on $25.0 million of floating rate debt through May 7, 2013, at 4.138% per year.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

The Company recorded unrealized (losses) gains on interest rate swaps of ($11,612), ($2,349) and $2,913 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, that is included in accumulated other comprehensive income. In the coming twelve months, the Company anticipates that approximately $4,900 of unrealized losses will be reclassified from accumulated other comprehensive income to earnings, as approximately a $3,540 increase in interest expense and approximately $1,360 of refinancing related expenses. The estimated fair value of the Company’s interest rate swap agreements was a (liability) asset of ($11,593), $19 and $2,368 at March 31, 2008, 2007 and 2006, respectively, as estimated based on quotes from market makers of these instruments. The Company recorded an expense (gain) of ($588), ($1,754) and $311 in fiscal 2008, 2007 and 2006, respectively, which was recorded as an increase (decrease) in interest expense.

See Note 26, Subsequent Event, for the termination of $30 million of interest rate swap agreements.

Lead Hedge Contracts

During the fiscal years ending March 31, 2008, 2007 and 2006, the Company entered into lead hedge contracts to fix the price for lead purchases. Management considers the lead hedge contracts to be highly effective against changes in the fair value of the underlying lead purchases based on the criteria in SFAS 133. Each contract is for a period not extending beyond one year. Realized gains (losses) related to the lead hedge contracts are included in inventory. The Company recorded unrealized gains (losses) on lead hedge contracts of ($10,355), $11,572 and ($318) for the fiscal years ended March 31, 2008, 2007 and 2006, respectively, which is included in other comprehensive income. The fair value of open lead hedge contracts at March 31, 2008, 2007 and 2006, was $1,685, $12,040 and $401, respectively. The gain on the settlement of lead hedge contracts during fiscal 2008, 2007 and 2006, was $20,592, $7,393 and $5,254, a portion of which is recorded as a reduction of cost of goods sold and a portion of which was included in inventory at March 31, 2008, 2007 and 2006.

Foreign Currency Forward Contracts

On a selective basis the Company will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. To hedge these exposures the Company may enter into foreign currency forward contracts and option contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2008 and 2007, the Company had entered into a total of $99,550 and $93,050, respectively, foreign currency forward contracts. The Company recorded an unrealized gain (loss) on foreign currency forward contracts of ($2,316) and ($1,620) for the fiscal years ended March 31, 2008 and 2007, respectively, which is included in other comprehensive income. The fair value of open foreign currency forward contracts at March 31, 2008 and 2007, was ($3,801) and ($1,485). The net gain/(loss) on the settlement of foreign currency hedge contracts during fiscal 2008 and 2007, was ($5,635) and ($2,553), respectively, a portion of which was recorded as a decrease (increase) to cost of goods sold and a portion of which was included in inventory at March 31, 2008 and 2007.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

12. Income Taxes

Income tax expense is composed of the following:

	Fiscal year ended March 31,
	2008	2007	2006
Current:
Federal	$220	$46	$503
State	976	532	160
Foreign	17,331	9,344	7,896

Total current	18,527	9,922	8,559
Deferred:
Federal	3,898	3,986	8,036
State	(583)	(622)	(108)
Foreign	4,657	4,606	(2,410)

Total deferred	7,972	7,970	5,518

Income tax expense	$26,499	$17,892	$14,077

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2008	2007	2006
United States	$18,465	$12,505	$15,083
Foreign	67,730	50,597	29,720

Earnings before income taxes	$86,195	$63,102	$44,803

Income taxes paid by the Company for the fiscal years ended March 31, 2008, 2007 and 2006 were $7,255, $11,967 and $7,111, respectively.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2008	2007
Deferred tax assets:
Accounts receivable	$1,129	$943
Inventories	5,391	5,140
Net operating loss carryforwards	82,116	95,625
Accrued liabilities and restructuring expenses	15,821	15,033
Other assets	13,506	8,709

Gross deferred tax assets	117,963	125,450
Less valuation allowance	(78,374)	(86,770)

Total deferred tax assets	39,589	38,680
Deferred tax liabilities:
Property, plant and equipment	30,560	30,536
Other intangible assets	35,805	33,596
Other liabilities	1,820	6,805

Total deferred tax liabilities	68,185	70,937

Net deferred tax liabilities	$(28,596)	$(32,257)

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

The Company has approximately $12,417 in United States federal net operating loss carryforwards, approximately $9,593 of which are limited by Section 382 of the Internal Revenue Code, that begin to expire in the year ending 2023. The Company has recorded a valuation allowance against approximately $6,178 of the losses limited by Section 382 as they will expire unused due to the Section 382 limitation. The Company also has $1,197 of foreign tax credit carryforwards which begin to expire in the year ending 2018, and $861 of alternative minimum tax credits which have an unlimited life.

The net operating loss carryforwards at March 31, 2008, related to the Company’s foreign subsidiaries are approximately $251,122. Some of these net operating loss carryforwards have an unlimited life, while others expire at various times over the next twenty years. In addition, the Company also had approximately $80,528 of net operating loss carryforwards for state tax purposes that expire at various times over the next 20 years. The Company has recorded a valuation allowance for net deferred tax assets in certain foreign and state tax jurisdictions, primarily related to net operating loss carryforwards, due to the significant losses incurred in these tax jurisdictions. Approximately $47,673 of the March 31, 2008, valuation allowance would be allocated to reduce goodwill should the Company subsequently recognize tax benefits for the related deferred tax assets. During the fiscal years ended March 31, 2008 and 2007, the Company recorded tax benefits of $23 and $385, respectively, due to the utilization of net operating loss carryforwards in certain foreign subsidiaries.

A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31,
	2008	2007	2006
United States statutory income tax expense (at 35%)	$30,168	$22,086	$15,681
Increase (decrease) resulting from:
State income taxes, net of federal effect	623	225	33
Nondeductible expenses	467	94	1,350
Effect of foreign operations	(7,682)	(6,102)	(3,819)
Valuation allowance	2,923	1,589	832

Income tax expense	$26,499	$17,892	$14,077

The effective income tax rate was 30.7 % in fiscal 2008, compared to 28.4 % in fiscal 2007. The fiscal 2007 tax expense includes a non-recurring tax benefit of approximately $2,000 recorded in the third fiscal quarter of 2007, attributable to the favorable resolution of a prior year tax matter related to our European business, which reduced our book effective tax rate by 3.2 percentage points. Additionally, in fiscal 2007, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions resulted in an approximate one percentage point decrease on our effective tax rate.

At March 31, 2008, the Company has not recorded United States income or foreign withholding taxes on approximately $175,975 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts permanently invested overseas.

On April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

As a result of the implementation of FIN 48, the Company did not change the overall total of previously recorded tax liabilities and benefits, and was not required to record any cumulative effect adjustment to retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

April 1, 2007	$13,780
Increases related to current year tax positions	1,303
Increases related to prior year tax positions due to foreign currency translation	1,151
Decreases related to prior year tax positions	(1,234)
Lapse of statute of limitations	(1,690)

March 31, 2008	$13,310

Included in the balance of unrecognized tax benefits at March 31, 2008 are potential benefits of approximately $11,700 that, if recognized, would be included in the Company’s Statement of Income and have a favorable impact on both the Company’s Statement of Income and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company anticipates that it is reasonably possible that an unrecognized tax benefit related to a foreign jurisdiction transfer pricing matter could be resolved as a result of the completion of a tax audit within the next 12 months. The Company also anticipates that it is reasonably possible that the statute of limitations related to unrecognized tax benefits from certain transfer pricing matters in various foreign jurisdictions will expire within the next 12 months. An estimate of the range of the adjustments cannot be made at this time.

The Company recognizes tax related interest and penalties in income tax expense in its Statement of Income. As of March 31, 2008 and April 1, 2007, the Company had an accrual of approximately $850 and $1,375, respectively, for interest and penalties.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

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

	United States Plans		International Plans
	March 31,		March 31,
	2008	2007	2008	2007
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$9,521	$8,852	$44,434	$35,430
Service cost	254	220	3,912	3,117
Interest cost	564	529	2,328	1,816
Benefits paid	(519)	(506)	(2,036)	(1,644)
Plan participants’ contributions	—	—	709	636
Plan curtailments	—	—	(543)	—
Transfer in (effects of business combinations)	—	—	1,390	—
Change due to plan amendment	—	299	—	—
Experience (gain) loss	52	127	(2,689)	872
Foreign currency translation adjustment	—	—	4,298	4,207

Benefit obligation at the end of the period	$9,872	$9,521	$51,803	$44,434

	United States Plans		International Plans
	March 31,		March 31,
	2008	2007	2008	2007
Change in plan assets
Fair value of plan assets at the beginning of the period	$8,040	$7,535	$20,605	$15,417
Actual return (loss) on plan assets	201	831	(727)	931
Employer contributions	228	180	4,619	3,158
Plan participants’ contributions	—	—	709	637
Benefits paid, inclusive of plan expenses	(519)	(506)	(2,036)	(1,644)
Foreign currency translation adjustments	—	—	279	2,106

Fair value of plan assets at the end of the period	$7,950	$8,040	$23,449	$20,605

Funded status (deficit)	$(1,922)	$(1,481)	$(28,354)	$(23,829)
Unrecognized net loss	—	—	—	—

Prepaid (accrued) benefit cost	$(1,922)	$(1,481)	$(28,354)	$(23,829)

Accrued pension benefit liability is included in accrued expenses and other liabilities.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

Net periodic pension cost for 2008, 2007, and 2006, includes the following components:

	United States Plans			International Plans
	March 31,			March 31,
	2008	2007	2006	2008	2007	2006
Service cost	$254	$220	$209	$3,912	$3,117	$2,754
Interest cost	564	529	505	2,328	1,816	1,609
Actual loss (return) on plan assets	(639)	(599)	(603)	(1,781)	(1,447)	(927)
Amortization and deferral	150	154	157	66	130	—

Net periodic benefit cost	$329	$304	$268	$4,525	$3,616	$3,436

Significant assumptions used in accounting for the pension benefit plans are as follows:

	United States Plans			International Plans
	March 31,			March 31,
	2008	2007	2006	2008	2007	2006
Discount rate	6.0%	6.0%	6.0%	4.3-6.0%	4.0-5.0%	4.0-5.0%
Expected return on plan assets	8.0	8.0	8.0	5.5-8.0	8.0	8.0
Rate of compensation increase	N/A	N/A	N/A	2.0-3.0	2.0-3.0	2.0-4.0

As required by SFAS 158, for pension plans for which the projected benefit obligation exceeds the fair value of plan assets, the Company has recognized in the consolidated balance sheet at March 31, 2008 and 2007, the additional minimum liability of the unfunded projected benefit obligation of $7,555 and $7,420, respectively, as current and long-term liabilities, with offsetting equity adjustments. The accumulated benefit obligation for all defined benefit pension plans was $59,076 and $51,474 at March 31, 2008 and 2007, respectively.

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year follows:

	United States Plans		International Plans
	March 31,		March 31,
	2008	2007	2008	2007
All defined benefit plans:
Accumulated benefit obligation	$9,872	$9,521	$49,204	$41,953
Unfunded defined benefit plans:
Projected benefit obligation	—	—	25,859	22,066
Accumulated benefit obligations	—	—	24,848	21,142
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	9,872	9,521	50,614	44,434
Accumulated benefit obligation	9,872	9,521	48,123	41,953
Fair value of plan assets	7,950	8,040	22,362	20,605

The United States plans do not include compensation in the formula for determining the pension benefit as it is based solely on years of service.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

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

The Company expects to make cash contributions of approximately $5,557 to its pension plans in fiscal year 2009.

As a result of the ESG business combination, the Company has assumed defined benefit plans in Germany and France. These plans have no assets, while their benefit obligations were $22,208 and $20,683 as of March 31, 2008 and 2007, respectively. Other salary and hourly employees are provided benefits in accordance with governmental regulatory requirements.

The allocation of investments for the pension plans is as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2008	2007	2008	2007
Equity securities	53.8%	63.2%	62.3%	63.8%
Debt securities	41.5	32.4	36.5	35.4
Cash equivalents	4.7	4.4	0.3	0.2
Other	—	—	0.9	0.6

Total	100.0%	100.0%	100.0%	100.0%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Pension Benefits
2009	$2,084
2010	2,094
2011	2,228
2012	2,449
2013	2,581
Years 2014-2018	19,027

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

In accordance with SFAS 158, the Company recognizes the funded status of its retirement plans in its statement of financial position. The underfunded status of our retirement plans recorded as a liability on the Company’s statement of financial position at March 31, 2008 and 2007 was approximately $30,276 and $25,310, respectively.

The amounts included in accumulated other comprehensive income as of March 31, 2008 that are expected to be recognized as components of net periodic pension cost during the fiscal year ended March 31, 2009 are as follows:

Net gain or (loss)	$(143)
Net prior service cost	(33)

Net amount expected to be recognized	$(176)

Defined Contribution Plan

Effective January 1, 2004, the Company amended its Defined Contribution Plan (the “401(k) Plan”). The amended 401(k) Plan covers substantially all U.S. salaried and hourly employees except those covered by a union plan. All eligible employees of the amended 401(k) Plan receive a matching contribution of 100% of the first 4% of wages contributed and 50% of the next 2% of wages contributed for a total match of up to 5% by the Company. Employer expenses for the 401(k) plan for the fiscal years ended March 31, 2008, 2007 and 2006, were $2,298, $2,176 and $2,160, respectively.

14. Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (Preferred Stock). At March 31, 2008 and 2007, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

15. Secondary Offerings of Common Shares

On July 27, 2006, the Company filed a shelf registration statement on Form S-3 with the SEC, which allowed the Company to offer and sell from time to time, in one or more offerings, 12,500,000 shares of EnerSys’ common stock. The registration statement also permits certain institutional investors and certain members of senior management to sell shares of common stock held by such person.

Under the July 27, 2006 shelf registration statement, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed secondary offerings as follows:

•

on December 7, 2006, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 6,000,000 shares of the Company’s common stock to Lehman Brothers Inc. The offering closed on December 12, 2006.

•

on June 29, 2007, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 6,000,000 shares of the Company’s common stock to Jefferies & Company, Inc. The offering closed on July 5, 2007.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

The Company did not issue any shares or receive any proceeds in the offering under the July 27, 2006 shelf registration statement, however, under the terms of its shareholders’ agreement, the Company did incur approximately $1,085 in fees related to the offering.

On October 30, 2007, the Company filed a $500,000 shelf registration statement on Form S-3 with the SEC. This registration statement allowed the Company to offer and sell from time to time, in one or more offerings, shares of common stock and debt securities of the Company. The registration statement also permitted certain institutional investors and certain members of senior management to sell approximately 22.2 million shares of common stock held by such person in one or more secondary offerings.

Under the October 30, 2007 shelf registration statement, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed secondary offerings as follows:

•	on November 29, 2007, 5,000,000 shares of the Company’s common stock were sold to Jefferies & Company, Inc. The offering closed on December 3, 2007; and

•	on February 26, 2008, 5,000,000 shares of the Company’s common stock were sold to Goldman, Sachs & Co. The offering closed on February 29, 2008.

The Company did not issue any shares or receive any proceeds in these offerings, however, under the terms of its shareholders’ agreement, the Company did incur approximately $610 in fees related to the fiscal 2008 offerings.

See Note 26, Subsequent Events, for a secondary offer made in May 2008.

16. Stock-Based Compensation

At March 31, 2008, the Company maintains three management equity incentive plans, which were approved by the Company’s shareholders. These plans, which are the 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan, reserve 11,289,232 shares of Common Stock for the grant of various classes of nonqualified stock options, restricted stock, restricted stock units and other forms of equity based compensation. At March 31, 2008, 2,344,800 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards primarily with newly issued shares.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

During fiscal 2006, the Company accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, the Company was not required to record compensation expense when stock options were granted to employees as long as the exercise price was not less than the fair market value of the stock at the grant date. Also, the Company was not required to record compensation expense when it issued common stock under the Employee Stock Purchase Plan as long as the purchase price was not less than 85% of the fair market value of the Company’s common stock on the grant date. In December 1995, the FASB issued SFAS 123, which allowed the Company to continue to follow the guidelines of APB 25, but required pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of SFAS 123. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB 123, which provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for equity-based employee compensation. The Company continued to account for equity-based compensation under the provisions of APB 25 using the intrinsic value method.

If the compensation cost for the Company’s equity-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, then the Company’s net earnings and net earnings per share for the fiscal years ended March 31, 2006, would have been as follows (in thousands, except per share data):

Fiscal year ended March 31, 2006
Net earnings, as reported	$30,726
Add: Equity-based compensation included in net earnings, as reported	261
Subtract: Equity-based compensation under SFAS 123	(1,031)

Pro forma net earnings	$29,956

Net earnings per common share-as reported:
Basic	$0.66

Diluted	$0.66

Net earnings per common share-as adjusted:
Basic	$0.65

Diluted	$0.64

Equity-based compensation expense required by SFAS 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of the options granted in fiscal 2006 was estimated at the date of grant using the Black-Scholes option-pricing model utilizing assumptions based on historical data, as follows: risk-free interest rate of 4.4%, dividend yield of zero, expected life of 7 years and expected volatility of 41.2%.

In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment (“SFAS 123(R)”), which supersedes SFAS 123 and APB 25. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. The pro forma disclosure previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for the award of an

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The Company adopted the provisions of SFAS 123(R) on April 1, 2006, using the modified-prospective method.

The modified-prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R), on April 1, 2006. Unvested options outstanding upon adoption, that were accounted for under the minimum value method in accordance with SFAS 123 and APB 25, will continue to be accounted for under the minimum value method. All other unvested options outstanding upon adoption will be accounted for under the modified–prospective method. The Company uses the Black-Scholes option-pricing model to value all of its unvested stock options and the modified prospective method in applying the requirements of SFAS 123(R). In 2006, the pro forma compensation expense was calculated using the Black-Scholes model utilizing assumptions based on historical data, such that expense was determined using separate expected term assumptions for each vesting tranche. As a result, the pro forma compensation expense for any stock options granted prior to April 1, 2006 was calculated using the accelerated amortization method. Upon adoption of FAS 123R, effective April 1, 2006, the Company recognizes compensation expense using the straight-line method.

Upon adoption of SFAS 123(R), the Company began recording compensation cost related to the continued vesting of all stock options that remained unvested as of April 1, 2006, as well as for all stock options granted, modified or cancelled after the adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the options granted was estimated at the date of grant using the Black-Scholes option-pricing model utilizing assumptions based on historical data and current market data. The assumptions include expected term of the options, risk-free rate, volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using historical volatility based on historical weekly price changes. The weighted average fair value of options granted in 2008, and 2007 was $8.00 and $7.18 per option, respectively, and were determined using the following assumptions:

	2008	2007
Risk-free interest rate	4.7%	5.1%
Dividend yield	0%	0%
Expected life	6 years	7 years
Expected volatility	36.6%	38.3%

For fiscal 2008 and 2007, the Company recognized $1,168 ($810 net of taxes) and $1,192 ($815 net of taxes), respectively, of stock-based compensation expense associated with the stock option grants.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

The adoption of SFAS 123(R) had the effect of (a) reducing the Company’s income from operations, income before income taxes, net income by $1,192, $1,192 and $815, respectively; (b) reducing net cash provided by operating activities by $815, and (c) reducing basic and diluted earnings per share for the year ended March 31, 2007, by $0.02 and $0.02, respectively, and (d) of increasing the Company’s net cash provided by financing activities by $815.

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2005	7,274,614	5.6	$13.72	$11,744
Granted	437,600		15.41	—
Exercised	(138,664)		13.52	381
Canceled	(787,482)		15.31	799

Options outstanding as of March 31, 2006	6,786,068	4.9	$13.71	$13,537
Granted	44,729		14.45	—
Exercised	(1,298,548)		12.76	6,109
Canceled	(25,750)		12.19	128

Options outstanding as of March 31, 2007	5,506,499	4.3	$13.94	$23,287
Granted	286,724		18.25	—
Exercised	(2,236,505)		12.42	19,338
Canceled	(21,783)		12.99	87

Options outstanding as of March 31, 2008	3,534,935	4.4	$15.27	$30,617

Options exercisable as of March 31, 2008	3,019,912	3.7	$14.97	$27,159

Options expected to vest as of March 31, 2009	192,682	8.1	$16.49	$1,442

Fiscal 2008, 2007 and 2006, options were granted with an exercise price that equals or was in excess of the estimated fair market value of a share of EnerSys common stock on the date of grant. The weighted average estimated fair market value of options that were granted in fiscal 2008, 2007 and 2006, computed using the Black-Scholes option-pricing model, were $8.00, $7.18 and $5.99, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00-$10.00	9,890	0.6	$3.74	9,890	$3.74
$10.01-$15.00	2,050,214	4.3	11.28	1,886,841	11.10
$15.01-20.00	614,449	5.8	17.61	283,599	16.71
$20.01-25.00	718,310	3.9	22.05	697,510	21.96
Over $25.00	142,072	2.6	29.36	142,072	29.36

	3,534,935	4.4	$15.27	3,019,912	$14.97

A summary of the status of the Company’s non-vested options as of March 31, 2008, and changes during the year ended March 31, 2008, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2007	415,113	$5.92
Granted	286,724	8.00
Vested	(175,206)	5.82
Forfeited	(11,608)	5.76

Nonvested at March 31, 2008	515,023	7.11

Restricted Stock

No restricted stock awards were granted in fiscal 2008. In fiscal 2007, the Company approved grants of 9,000 shares of restricted stock at a weighted average fair market value on the date of grants of $16.11 per share. In fiscal 2006, the Company approved grants of 263,282 shares of restricted stock at a weighted average fair market value on that date of grants of $13.18 per share.

At March 31, 2008 and 2007, the Company had 133,144 and 205,217, respectively, shares of restricted stock outstanding at a weighted average fair market value on that date of grants of $13.33 and $13.31, respectively, per share. Generally, restricted stock is granted at the fair market value of the Company’s common stock on the date of grant and vest in annual installments of 25% over a four-year period from the date of grant.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

A summary of the changes in restricted stock outstanding under the Company’s equity compensation plans during fiscal 2008 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested units as of March 31, 2007	205,217	$13.31
Granted	—	—
Vested	(71,323)	13.27
Canceled	(750)	13.04

Non-vested units as of March 31, 2008	133,144	13.33

During fiscal 2008 and 2007, the Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $907 with a related tax benefit of $279 during fiscal 2008 and $1,694, with a related tax benefits $593, during fiscal 2007.

Restricted Stock Units

The Company approved a grant of 22,969 restricted stock units on February 12, 2007, at the fair market value on that date of $16.37 and approved a grant of 19,831 restricted stock units on August 13, 2007, at the fair market value on that date of $18.96 to non-employee directors. These restricted stock units vest and became exercisable in installments over periods which end on July 20, 2007, and July 19, 2008, respectively, just prior to the Company’s annual stockholders meetings. The Company approved a grant of 141,995 restricted stock units in fiscal 2008, at the fair market value on that date of $18.25 to management and other key employees. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units of approximately $953, with a related tax benefit of $293 for fiscal 2008, and approximately $231, with a related tax benefit of $66 for fiscal 2007.

All Award Plans

As of March 31, 2008, unrecognized compensation expense associated with the non-vested incentive awards outstanding was $5,010 and is expected to be recognized over a weighted average period of 30 months.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share (dollars in thousands, except per share data).

	March 31,
	2008	2007	2006
Net earnings	$59,696	$45,210	$30,726

Average common shares:
Basic (weighted-average outstanding shares)	47,645,225	46,539,638	46,226,582
Dilutive potential common shares from common stock options	999,225	1,006,602	561,781

Diluted (weighted-average outstanding shares)	48,644,450	47,546,240	46,788,363

Basic earnings per common share	$1.25	$0.97	$0.66

Diluted earnings per common share	$1.22	$0.95	$0.66

Antidilutive options, convertible preferred stock and non-vested restricted stock not included in the dilutive earnings per common share calculation	183,672	1,098,629	6,487,567

See Note 26, Subsequent Events, for the grant of stock options and restricted stock units under the Company’s management equity incentive plans and the May 2008 sale of $172,500 aggregate principal amount of senior unsecured convertible notes.

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

19. Commitments Contingencies and Litigation

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

Environmental Issues

As a result of its operations, the Company is subject to various federal, state, local, and foreign environmental laws and regulations and is exposed to the costs and risks of registering, handling, processing, storing, transporting, and disposing of hazardous substances, especially lead and acid. The Company’s operations are also subject to federal, state, local and foreign occupational safety and health regulations, including laws and regulations relating to exposure to lead in the workplace.

The Company is involved in ongoing environmental issues at certain of its United States and foreign facilities. The Company currently has identified three potential environmental issues at our Manchester, England battery facility and certain cleanup obligations at its Sumter, South Carolina facility and has established reserves of approximately $9,906 and $8,746 in other liabilities and accrued expenses at March 31, 2008 and 2007, respectively. The Company believes it is indemnified in whole or in part for some of these environmental matters. Based on information available at this time, management believes that its reserves are sufficient to satisfy its environmental liabilities.

Manchester, England

We currently have identified three potentially significant environmental issues at our Manchester, England battery facility: lead slag piles that may pose a health risk are located in the vicinity of a public footpath on the property; the potential restoration of the Manchester, Bolton and Bury Canal by British Waterways may lead to sampling and/or remediation obligations with respect to the canal and surrounding areas located on our property; and there may be multiple and as yet unidentified areas of soil and groundwater contamination at the facility. We believe we have a right to be indemnified by the previous owner for these potential environmental liabilities in excess of amounts accrued and submitted a notice of claim to the previous owner in May 2003 regarding these issues. No government or third-party lawsuits, regulatory actions or orders have been filed with respect to this site to date, and all our actions at this site to date are voluntary. We originally established a reserve for this facility at £3,500, and as of March 31, 2008 and 2007, the remaining reserve amounted to approximately $6,585 and $6,575, respectively. Based on the information available at this time, we believe these reserves are sufficient to satisfy these environmental liabilities. See Note 26, Subsequent Events, for comments regarding the sale of the Manchester facility, subsequent to March 31, 2008.

Sumter, South Carolina

We currently are responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. Remediation issues related to lead contamination in the soil were addressed pursuant to a 1998 Consent Order with the State of South Carolina, and we believe this matter to be closed. We are subject to ongoing storm water inspection requirements under a 2000 Consent Order based on suspected lead contamination. We also are in ongoing discussions with the State of South Carolina regarding alleged trichloroethylene (TCE) and other volatile organic compound (VOC) contamination in the groundwater that predates our ownership of this facility. There may be other unidentified contaminants in the soil or groundwater that also predate our ownership of this facility. We have established a reserve for this facility, and in fiscal 2008, we received $1,150 from a previous owner in settlement of their indemnification of potential environmental liabilities related to the Sumter facility. As of March 31, 2008 and 2007, the reserves related to this facility and the removal of its remaining equipment totaled approximately $4,007 and $2,860, respectively. Based on current information we believe these reserves are adequate to satisfy our environmental liabilities at this facility.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

Lead Contracts

In order to mitigate against large increases in lead costs, the Company has entered into contracts with financial institutions to fix the price of lead. Each such contract is for a period not extending beyond one year. Under these contracts, at March 31, 2008, the Company contracted to fix the price of approximately 58,495 pounds of lead for a total contract price of $72,307. At March 31, 2007, the Company contracted to fix the price of approximately 73,500 pounds of lead for a total contract price of $51,790.

Foreign Currency Forward Contracts

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company.

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into foreign currency forward contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2008, 2007 and 2006, we had entered into a total of $99,550, $93,050 and $34,300 foreign currency forward contracts.

Interest Rate Swap Agreements

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable debt interest expense. Such agreements effectively convert $203,000 of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. During fiscal 2008, the Company entered into an additional $125,000 of interest rate swap agreements, of which $60,000 became effective in February 2008 and $65,000 will become effective in May 2008 and will almost entirely replace $128,000 of interest rate swaps which mature on those dates. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by it under these agreements.

See Note 26, Subsequent Events, for the subsequent termination of interest rate swap agreements in connection with the May 2008 issuance of $172,500 of convertible notes and the repayment of a portion of the senior secured Term Loan B.

20. Restructuring plans

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

The plans were initiated in connection with the acquisitions of ESG in 2002 and the motive power battery business of FIAMM, S.p.A. (FIAMM) in 2006. They have been aggregated in the table below as the FIAMM activity is not considered significant. The ESG plan has two significant costs remaining; $6,585 related to environmental costs and $1,116 for prior service costs of the employee pension at the facility in Manchester, England.

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

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2005	$4,363	$3,694	$6,510	$1,404	$15,971
Accrual	5,571	1,009	—	2,420	9,000
Adjustment to accrual	(2,910)	(535)	—	313	(3,132)
Costs incurred	(4,937)	(1,705)	(77)	(2,868)	(9,587)
Foreign currency impact and other	(258)	(461)	(450)	(102)	(1,271)

Balance at March 31, 2006	1,829	2,002	5,983	1,167	10,981
Costs incurred	(731)	(1,441)	(124)	(313)	(2,609)
Foreign currency impact and other	181	292	716	104	1,293

Balance at March 31, 2007	1,279	853	6,575	958	9,665
Adjustment to accrual	1,010	—	—	—	1,010
Costs incurred	(312)	—	(40)	(521)	(873)
Foreign currency impact and other	197	106	50	126	479

Balance at March 31, 2008	$2,174	$959	$6,585	$563	$10,281

Energia acquisition

Following the May 2007 acquisition of approximately a 97% interest in Energia, and in connection with further European restructuring initiatives (see below), the Company announced its commitment to restructure certain of Energia’s operations primarily to facilitate the integration of Energia into the Company’s worldwide operations. The balance of the Energia acquisition-related restructuring reserve at March 31, 2008 is $992, which the Company anticipates spending primarily during fiscal 2009.

FIAMM acquisition

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

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

During fiscal 2006, the Company incurred costs of $5,028, of which $2,352 was for the termination of employees and the balance primarily for other closure costs in our Italian and U.K. facilities. During fiscal 2007 and 2008, the Company incurred costs of $791 and as of March 31, 2007, the balance of the FIAMM reserve was depleted.

ESG acquisition

In March 2002, EnerSys acquired the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys (ESG). ESG was a manufacturer and supplier of industrial batteries with facilities located in Europe, North America, and Asia. This acquisition enhanced our product offering with complementary product lines and increased our ability to service global clients and gain global market share.

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

During fiscal 2008, 2007 and 2006 the Company utilized $727, $1,818 and $4,559, respectively of these reserves. The balance of the ESG acquisition-related restructuring reserve at March 31, 2008, is $9,223 which we anticipate spending primarily during fiscal 2009 with the exception of the environmental reserves related to Manchester which is more fully described in Note 26. Since the creation of this reserve the total utilized as of March 31, 2008 is $42,168.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

Non-acquisition related restructuring plans

The non-acquisition related restructuring plans were initiated in connection with the following cost-reduction programs: in Europe in fiscal 2008, to facilitate the integration of Energia into the Company’s operations; in the European motive power segment in fiscal 2006; and in North and South America in fiscal 2002. The Company based its accounting and disclosures primarily on the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, charges to net earnings were made in the periods in which restructuring plans liabilities were incurred. These plans individually are not material and accordingly have been aggregated.

A rollforward of these non-acquisition related restructuring reserves is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
	(in $ thousands)
Balance at March 31, 2005	$—	$—	$2,421	$2,345	$4,766
Provision	3,325	1,371	—	663	5,359
Costs incurred	(1,027)	(537)	84	(1,877)	(3,357)
Foreign currency impact and other	176	(152)	—	—	24

Balance at March 31, 2006	2,474	682	2,505	1,131	6,792
Provision	—	—	—	—	—
Costs incurred	(1,979)	(694)	(132)	(826)	(3,631)
Foreign currency impact and other	111	75	—	35	221

Balance at March 31, 2007	606	63	2,373	340	3,382
Provision	8,246	—	—	1,082	9,328
Costs incurred	(6,101)	(10)	(3)	(1,364)	(7,478)
Foreign currency impact and other	249	8	—	70	327

Balance at March 31, 2008	$3,000	$61	$2,370	$128	$5,559

A description of these three plans is included below.

European Restructuring

On May 23, 2007, the Company announced its commitment to restructure certain of its European operations. The restructuring will primarily facilitate the integration of Energia’s reserve and motive power businesses into the Company’s worldwide operations. The restructuring is designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the Energia transaction. Restructuring actions commenced upon the completion of the requisite labor consultations, and the Company expects to substantially complete these actions by the end of the fiscal 2009. The Company estimates that the total charges for the European restructuring will amount to approximately $18,000, which includes cash expenses of approximately $14,000, primarily for employee severance-related payments on an estimated 240 employees, and a non-cash charge of approximately $4,000, primarily for fixed asset impairments.

Based on actual commitments to date, the Company recorded a restructuring charge in fiscal 2008 of $13,191. The charge is composed of $9,328 as a restructuring accrual, primarily in Europe, for reductions of 120 staff and $3,863 for non-cash impairment of machinery and equipment. As of March 31, 2008, the reserve

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

balance associated with these actions is $2,450. The Company expects to spend the majority of this reserve in fiscal 2009. In addition, the Company expects to be committed to approximately $5,000 of remaining restructuring charges in fiscal 2009.

GAZ facility in Zwickau

During the third quarter of fiscal year 2006, a charge of $1,063 was incurred, to cover estimated restructuring programs to which the Company committed, to transfer certain existing European assembly operations to the newly acquired GAZ facility in Zwickau, Germany. During fiscal 2007, the Company incurred costs of $706 and as of March 31, 2007, the balance of this reserve was depleted.

Motive Power in Europe

During the second quarter of fiscal 2006 a restructuring charge of $5,979, primarily for the motive power segment, was incurred to cover estimated costs in Europe of staff reductions of 112 employees, exiting of a product line, and closing several ancillary locations. The charge comprised $4,569 as a restructuring accrual and $1,410 for a non-cash write-off, primarily of machinery and equipment. During fiscal 2008 and 2007, the Company incurred costs of $112 and $2,673, respectively, and as of March 31, 2008, the reserve balance is $690, which mostly represents severance obligations the Company anticipates spending upon the individual employee’s determination. During the third quarter of fiscal year 2006, an additional charge of $238 was provided to cover additional costs, including $111 of non-cash charges, related to the restructuring plan initiated in the second quarter of fiscal year 2006.

North and South America

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain existing manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. Costs incurred for this activity were $285 and $252 in fiscal 2008 and 2007, respectively. These costs related to ongoing expenses from previously closed manufacturing locations. As of March 31, 2008, the reserve balance is $2,419, a small portion of which the Company expects to spend in the next year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

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

Balance at March 31, 2006	$26,652
Current year provisions	12,222
Costs incurred	(11,341)

Balance at March 31, 2007	$27,533
Current year provisions	16,854
Costs incurred	(10,350)

Balance at March 31, 2008	$34,037

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

22. Other Charges and Litigation Settlement Income

The following is a summary of other charges and income:

	March 31,
	2008	2007	2006
Restructuring and other charges	$13,191	$—	$8,553
Litigation settlement income	—	(3,753)	—

Total other charges and income	$13,191	$(3,753)	$8,553

Restructuring charges for the year ended March 31, 2008 of $13,191 is composed of $9,328 as a restructuring accrual, primarily in Europe, for staff reductions and $3,863 for non-cash impairment of machinery and equipment.

In fiscal 2007, the Company recorded litigation settlement income of approximately $3,753, net of fees and expenses, due to the settlements of two separate legal matters. The amounts of the settlements have been recorded as increases in operating income because the costs related to these matters were previously recorded as an element of operating earnings.

Restructuring charges for the year ended March 31, 2006 were $8,553 which included $6,217 incurred to cover estimated costs in Europe of staff reductions, exiting of a product line, and closing several ancillary locations, $1,063 incurred to cover estimated restructuring programs in Europe related to the newly acquired GAZ facility in Zwickau, Germany, and $1,273 of non-cash write-off of machinery and equipment based on impairment testing.

23. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	March 31,
	2008	2007	2006
Foreign exchange transaction (gains) losses	$2,686	$1,592	$(1,317)
Other (income) expense, net	1,616	1,359	(211)
Minority interest	(68)	73	170

Total	$4,234	$3,024	$(1,358)

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

March 31, 2008

(In Thousands, Except Share and Per Share Data)

The motive power segment manufactures batteries used to power mobile manufacturing, warehousing and other material handling equipment, primarily industrial forklifts.

	Reserve Power	Motive Power	Consolidated
Fiscal year ended March 31, 2008
Net sales	$883,778	$1,142,862	$2,026,640

Operating earnings	$35,328	$84,018	$119,346

Fiscal year ended March 31, 2007
Net sales	$642,626	$861,848	$1,504,474

Operating earnings	$34,293	$59,566	$93,859

Fiscal year ended March 31, 2006
Net sales	$571,123	$712,142	$1,283,265

Operating earnings	$30,124	$38,221	$68,345

Many of the Company’s facilities manufacture products for both of the Company’s segments. Therefore, it is not practical to disclose asset information on a segment basis.

Summarized financial information related to geographic areas in which the Company operated at March 31, 2008, 2007 and 2006 and for each of the years then ended is shown below.

	2008	2007	2006
Net sales
Europe	$1,115,348	$784,543	$675,422
Americas	777,917	630,813	535,869
Asia	133,375	89,118	71,974

Total net sales	$2,026,640	$1,504,474	$1,283,265

Operating earnings
Europe	$61,310	$36,024	$35,722
Americas	68,492	52,710	39,278
Asia	2,735	1,372	1,898
Restructuring charges (Europe)	(13,191)	—	(8,553)
Litigation settlement income (Americas)	—	3,753	—

Total operating earnings	$119,346	$93,859	$68,345

Property, plant and equipment, net
Europe	$190,792	$158,788	$151,444
Americas	127,532	121,502	117,419
Asia	21,673	20,705	12,881

Total	$339,997	$300,995	$281,744

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

25. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in 2008 ended on July 1, 2007, September 30, 2007, December 30, 2007, and March 31, 2008, respectively. The four fiscal quarters in fiscal 2007 ended on July 2, 2006, October 1, 2006, December 31, 2006, and March 31, 2007, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2008
Net sales	$429,863	$461,461	$553,429	$581,887	$2,026,640
Gross profit	86,576	92,014	97,482	105,815	381,887
Operating earnings	19,197	31,546	31,397	37,206	119,346
Net earnings	7.393	16,759	16,040	19,504	59,696
Net earnings per common share—basic	$0.16	$0.36	$0.34	$0.40	$1.25
Net earnings per common share—diluted	$0.15	$0.35	$0.33	$0.39	$1.22

Fiscal year ended March 31, 2007
Net sales	$359,034	$353,924	$377,881	$413,635	$1,504,474
Gross profit	77,113	77,709	76,911	79,475	311,208
Operating earnings	25,566	24,736	21,186	22,371	93,859
Net earnings	12,159	11,453	10,979	10, 619	45,210
Net earnings per common share—basic	$0.26	$0.25	$0.24	$0.23	$0.97
Net earnings per common share—diluted	$0.26	$0.24	$0.23	$0.22	$0.95

In fiscal 2008, restructuring charges of $9,857, $430, $1,115, and $1,789 were recorded in the first, second, third and fourth fiscal quarters, respectively for a total of $13,191. These charges were incurred primarily to facilitate the integration of Energia’s reserve and motive power businesses into the Company’s worldwide operations. The restructuring is designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the Energia transaction. The total charge is composed of $9,328 as a restructuring accrual, primarily in Europe, for staff reductions and $3,863 for non-cash impairment of machinery and equipment. (See Note 20.) During the first, third and fourth fiscal quarters of 2008 the Company recorded professional fees related to a shelf registration statement and secondary offering expenses of $200, $235 and $175, respectively. During the first and second fiscal quarters of 2007 the Company recorded favorable legal settlements, net of fees and expenses of $2,766 and $987, respectively. During the second and third fiscal quarters of 2007 the Company recorded professional fees related to a shelf registration statement and secondary offering, and an abandoned acquisition attempt of $1,085. During the third quarter of fiscal 2007 the Company recorded a non-recurring, favorable tax benefit of $2,000.

26. Subsequent Events

Equity Awards

In May 2008, the Company granted 264,206 stock options at an exercise price of $30.19 and 226,210 restricted stock units under its management equity incentive plans.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2008

(In Thousands, Except Share and Per Share Data)

Sale of Manufacturing Facility

In May 2008, the Company announced that, as part of its ongoing European restructuring program, it sold the Manchester, England manufacturing facility at a net of tax gain of approximately $8,000. This sale is consistent with the Company’s strategy to migrate its production to lower cost facilities.

Concurrent Public Offerings of Senior Convertible Notes and Common Stock and a Private Offering of a New Senior Secured Credit Facility

In May 2008, following the end of fiscal 2008, the Company issued $172,500 aggregate principal amount of senior unsecured 3.375% convertible notes, and used the net proceeds of $168,200 to repay a portion of its existing senior secured Term Loan B. The senior unsecured convertible notes are potentially convertible, at the option of the holders, into 4,248,761 EnerSys common shares. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.

In connection with the issuance of $172,500 of senior unsecured convertible note and the repayment of a portion of the senior secured Term Loan B in May 2008, the Company terminated $30,000 of interest rate swap agreements which had been placed in October, 2005, at a loss of $1,360.

Also, immediately following the closing of the senior unsecured convertible note issue, the Company commenced refinancing the outstanding combined balance of the senior secured Term Loan B and our existing Revolver of approximately $200,000, with a new $350,000 senior secured facility comprising Term A loans and a new Revolver. These planned refinancing transactions, which the Company expects to complete in June 2008, will mature in 6 years.

Concurrently with the convertible note offering, certain of the Company’s stockholders offered to sell, subject to market and other conditions, 3,400,000 shares of EnerSys’ common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by those stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders. The selling stockholders granted the underwriters an option to purchase up to 340,000 additional shares, of which 290,000 shares were exercised and sold. A total of 3,690,000 shares were sold as of May 28, 2008. The Company did not receive any proceeds from the common stock offering.

Amendments of Credit Agreements

On May 16, 2008, the Company completed the Fifth Amendment to the $480,000 Senior Secured Credit Agreement which allowed for the issuance of up to $205,000 of unsecured indebtedness. The proceeds from the unsecured indebtedness must be used to pay down the senior secured Term Loan B. On May 28, 2008, the Company used the net proceeds of $168,200 from the senior unsecured convertible notes to pay down a portion of the senior secured Term Loan B.

On May 15, 2008, the Company amended its Euro 25,000 Credit Agreement to allow for the issuance of up to $205,000 of unsecured indebtedness. The proceeds from the unsecured indebtedness must be used to pay down the senior secured Term Loan B. Additionally, the amendment authorized the Company to enter into a new $350,000 US Credit Agreement on terms substantially similar to the existing Credit Agreement.

SCHEDULE II

EnerSys

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2006	$4,709	$596	$(748)	$8	$4,565
Fiscal year ended March 31, 2007	$4,565	$315	$(960)	$500	$4,420
Fiscal year ended March 31, 2008	$4,420	$1,436	$(1,541)	$693	$5,008

Allowance for inventory valuation:
Fiscal year ended March 31, 2006	$9,898	$5,817	$(6,541)	$(463)	$8,711
Fiscal year ended March 31, 2007	$8,711	$7,257	$(6,352)	$408	$10,024
Fiscal year ended March 31, 2008	$10,024	$9,016	$(6,491)	$1,414	$13,963

(1)	Primarily the impact of currency changes as well as acquisitions of certain businesses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting.”

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” which appears in Item 8 in this Annual Report on Form 10-K.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes substantially all of our businesses. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2008.

/s/ JOHN D. CRAIG	/s/ MICHAEL T. PHILION
John D. Craig Chairman, President and CEO	Michael T. Philion Executive Vice President, Finance and CFO

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Corporate Governance—Compensation Committee” and “Executive Compensation” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,827,608	$15.27	2,344,800
Equity compensation plans not approved by security holders	—	—	—

Total	3,827,608	$15.27	2,344,800

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections entitled “General Information—Metalmark and our Institutional Stockholders,” “Corporate Governance,” and “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Audit Committee Report” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(b) The following documents are filed herewith as exhibits:

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (furnished herewith).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys (furnished herewith).

10.1	Credit Agreement, dated March 17, 2004, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Documentation Agent (incorporated by reference to Exhibit 10.9 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.2	First Amendment and Consent to Credit Agreement (File No. 001-32253) (incorporated by reference to Exhibit 10.28 to EnerSys’ Form 10-Q filed on September 9, 2004).

10.3	Second Amendment and Consent to Credit Agreement (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 10-K filed on June 20, 2005).

10.4	Third Amendment to Credit Agreement and First Amendment to Pledge Agreement (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated July 6, 2006).

10.5	Fourth Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated February 2, 2007).

10.6	Fifth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated May 19, 2008).

Exhibit Number	Description of Exhibit
10.7	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.10	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.11	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Michael T. Philion and letter of amendment thereto (incorporated by reference to Exhibit 10.3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.12	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John A. Shea and letter of amendment thereto (incorporated by reference to Exhibit 10.5 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.13	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.14	Employment Agreement, dated as of July 1, 2007 between EH Europe GmbH and Raymond R. Kubis (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 10-Q filed on August 8, 2007.

10.15	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.16	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.17	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).
10.18	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.20	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated June 20, 2005).

Exhibit Number	Description of Exhibit

10.21	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 8-K dated June 20, 2005).

10.22	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Form 8-K dated June 20, 2005).

10.23	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated January 6, 2007).

10.24	Waiver and Amendment Agreement to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated May 19, 2008).

10.25	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated December 9, 2005).

10.26	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated July 6, 2006).

10.27	EnerSys Amended and Restated 2006 Equity Incentive Plan (filed herewith).

10.28	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated April 2, 2007).

10.29	Form of Stock Option Agreement (four year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated May 23, 2007).

10.30	Form of Stock Option Agreement (three year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated May 6, 2008).

10.31	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated May 23, 2007).

11.1	Statement regarding Computation of Per Share Earnings.*

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reading, Commonwealth of Pennsylvania, on June 11, 2008.

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

Name	Title	Date

/s/ JOHN D. CRAIG John D. Craig	Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)	June 11, 2008

/s/ MICHAEL T. PHILION Michael T. Philion	Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	June 11, 2008

/s/ MICHAEL J. SCHMIDTLEIN Michael J. Schmidtlein	Vice President & Corporate Controller (Principal Accounting Officer)	June 11, 2008

/s/ HWAN-YOON CHUNG Hwan-yoon Chung	Director	June 11, 2008

/s/ KENNETH F. CLIFFORD Kenneth F. Clifford	Director	June 11, 2008

/s/ RAYMOND E. MABUS, JR. Raymond E. Mabus, Jr.	Director	June 11, 2008

/s/ HOWARD I. HOFFEN Howard I. Hoffen	Director	June 11, 2008

/s/ MICHAEL C. HOFFMAN Michael C. Hoffman	Director	June 11, 2008

Name	Title	Date

/s/ ARTHUR T. KATSAROS Arthur T. Katsaros	Director	June 11, 2008

/s/ JOHN F. LEHMAN John F. Lehman	Director	June 11, 2008

/s/ DENNIS S. MARLO Dennis S. Marlo	Director	June 11, 2008

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (furnished herewith).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys (furnished herewith).

10.1	Credit Agreement, dated March 17, 2004, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Documentation Agent (incorporated by reference to Exhibit 10.9 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.2	First Amendment and Consent to Credit Agreement (File No. 001-32253) (incorporated by reference to Exhibit 10.28 to EnerSys’ Form 10-Q filed on September 9, 2004).

10.3	Second Amendment and Consent to Credit Agreement (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 10-K filed on June 20, 2005).

10.4	Third Amendment to Credit Agreement and First Amendment to Pledge Agreement (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated July 6, 2006).

10.5	Fourth Amendment to the Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated February 2, 2007).

10.6	Fifth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated May 19, 2008).

10.7	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.10	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.11	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Michael T. Philion and letter of amendment thereto (incorporated by reference to Exhibit 10.3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

Exhibit Number	Description of Exhibit
10.12	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John A. Shea and letter of amendment thereto (incorporated by reference to Exhibit 10.5 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.13	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.14	Employment Agreement, dated as of July 1, 2007 between EH Europe GmbH and Raymond R. Kubis (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 10-Q filed on August 8, 2007.

10.15	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.16	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.17	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.18	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.20	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated June 20, 2005).

10.21	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Form 8-K dated June 20, 2005).

10.22	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Form 8-K dated June 20, 2005).

10.23	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated January 6, 2007).

10.24	Waiver and Amendment Agreement to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated May 19, 2008).

10.25	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated December 9, 2005).

10.26	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated July 6, 2006).

10.27	EnerSys Amended and Restated 2006 Equity Incentive Plan (filed herewith).

Exhibit Number	Description of Exhibit

10.28	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated April 2, 2007).

10.29	Form of Stock Option Agreement (four year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated May 23, 2007).

10.30	Form of Stock Option Agreement (three year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Form 8-K dated May 6, 2008).

10.31	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Form 8-K dated May 23, 2007).

11.1	Statement regarding Computation of Per Share Earnings.*

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.