Form 10-Q
period 2008-06-29
EnerSys
filed 2008-08-05
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☐  YES    ☒   NO.

Common Stock outstanding at August 1, 2008: 49,650,842 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 29, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,629	$20,620
Accounts receivable, net	523,483	503,013
Inventories, net	332,182	335,729
Deferred taxes	21,691	16,848
Prepaid and other current assets	43,099	34,986

Total current assets	976,084	911,196

Property, plant, and equipment, net	342,185	339,997
Goodwill	362,092	358,429
Other intangible assets, net	79,994	80,139
Other assets	32,985	21,029

Total assets	$1,793,340	$1,710,790

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$26,560	$41,113
Current portion of long-term debt and capital lease obligations	20,725	12,968
Accounts payable	259,352	260,530
Accrued expenses	233,544	207,105

Total current liabilities	540,181	521,716

Long-term debt and capital lease obligations	410,942	372,673
Deferred taxes	47,593	44,161
Other liabilities	62,940	80,697

Total liabilities	1,061,656	1,019,247
Stockholders’ equity:
Common Stock, $0.01 par value, 135,000,000 shares authorized and 49,649,842 shares issued and outstanding at June 29, 2008; 49,060,906 shares issued and outstanding at March 31, 2008	497	491
Additional paid-in capital	379,527	368,963
Retained earnings	184,669	159,176
Accumulated other comprehensive income	166,991	162,913

Total stockholders’ equity	731,684	691,543

Total liabilities and stockholders’ equity	$1,793,340	$1,710,790

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Fiscal quarters ended
	June 29, 2008	July 1, 2007
Net sales	$592,068	$429,863
Cost of goods sold	479,466	343,287

Gross profit	112,602	86,576

Operating expenses	69,908	57,522
Gain on sale of manufacturing facility	(10,884)	—
Legal proceedings charge	3,366	—
Restructuring charges	2,158	9,857

Operating earnings	48,054	19,197
Interest expense	6,187	7,154
Charges related to refinancing	5,209	—
Other (income) expense, net	2,639	1,297

Earnings before income taxes	34,019	10,746
Income tax expense	8,526	3,353

Net earnings	$25,493	$7,393

Net earnings per common share:
Basic	$0.52	$0.16

Diluted	$0.50	$0.15

Weighted-average shares of common stock outstanding:
Basic	49,329,724	46,885,318

Diluted	50,507,516	47,851,531

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Fiscal quarters ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities
Net earnings	$25,493	$7,393
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13,039	12,065
Gain on sale of manufacturing facility	(10,884)	—
Write-off of deferred financing fees	3,963	—
Provision for doubtful accounts	394	142
Reduction in deferred taxes	(3,470)	(513)
Stock-based compensation	1,040	686
(Gain) loss on disposal and impairment of fixed assets	(178)	4,960
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(17,575)	(21,556)
Inventory	6,152	(17,553)
Prepaid expenses and other current assets	(10,827)	(6,508)
Other assets	550	2,370
Accounts payable	(3,224)	8,092
Accrued expenses	5,752	1,593
Other liabilities	(877)	525

Net cash provided by (used in) operating activities	9,348	(8,304)

Cash flows from investing activities
Capital expenditures	(13,257)	(8,949)
Acquisitions	—	(15,199)
Proceeds from disposal of property, plant, and equipment	7,588	5

Net cash used in investing activities	(5,669)	(24,143)

Cash flows from financing activities
Net increase (decrease) in short-term debt	(15,291)	11,994
Proceeds from the issuance of long-term debt	397,500	—
Payments of long-term debt	(351,426)	(2,242)
Payments of capital lease obligations, net	(81)	(215)
Exercise of stock options	6,159	989
Tax benefits from exercises of stock options	3,372	629
Deferred financing costs	(9,125)	(23)

Net cash provided by financing activities	31,108	11,132

Effect of exchange rate changes on cash	222	378

Net increase (decrease) in cash and cash equivalents	35,009	(20,937)
Cash and cash equivalents at beginning of period	20,620	37,785

Cash and cash equivalents at end of period	$55,629	$16,848

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Fiscal quarters ended
	June 29, 2008	July 1, 2007
Net earnings	$25,493	$7,393
Other comprehensive income:
Net unrealized (loss) gain on derivative instruments, net of tax	(5,217)	4,653
Minimum pension liability, net of tax	(13)	(56)
Foreign currency translation adjustments	9,308	8,527

Total comprehensive income	$29,571	$20,517

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments, consisting of normal recurring accruals considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2008 Annual Report on Form 10-K (SEC File No. 001-32253) which was filed on June 11, 2008.

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in 2009 end on June 29, 2008, September 28, 2008, December 28, 2008, and March 31, 2009, respectively. The four fiscal quarters in 2008 ended on July 1, 2007, September 30, 2007, December 30, 2007, and March 31, 2008, respectively.

In the first fiscal quarter of 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company did not elect the fair value option for any financial assets or financial liabilities.

Also, in the first fiscal quarter of 2009, the Company adopted FASB’s SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

NOTE 2: ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

On March 19, 2008 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161)”) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes SFAS 161 will not have a material impact on its financial position and results of operations.

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

In May 2008, the FASB issued Staff Position Paper APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FASB Staff Position (“FSP”) will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. This FSP is effective for financial statements issued by the Company for the first quarter of fiscal 2010. The Company believes the adoption of FSP APB 14-1 will have the following impact on its financial position and results of operations, applied on a retrospective basis: the separation of our convertible debt into its debt and equity components will initially reduce long term debt and increase equity by approximately $45,000 and the accretion of debt discount will increase interest expense by a non-cash charge of approximately $5,000 in fiscal 2009, increasing up to $8,000 in fiscal 2015.

NOTE 3: ACQUISITIONS

In May 2007, the Company acquired approximately a 97% interest in Energia AD (“Energia”), a producer of industrial batteries, located in Targovishte, Bulgaria. The total purchase price for this transaction was approximately $17,000 including transaction costs and adjustments and was financed using cash and existing credit facilities. The acquisition provides the Company with an additional low cost manufacturing platform with substantial expansion potential and increases the Company’s market presence in the rapidly growing Eastern European and Russian markets.

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

NOTE 4: INVENTORIES

Inventories, net consist of:

	June 29, 2008	March 31, 2008
Raw materials	$79,422	$81,645
Work-in-process	92,289	98,320
Finished goods	160,471	155,764

Total	$332,182	$335,729

Inventory reserves for obsolescence and other estimated losses were $17,587 and $13,963 at June 29, 2008, and March 31, 2008, respectively, and have been included in the net amounts shown above.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 1, we adopted SFAS 157 on April 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relates to our derivative contracts. We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents our liabilities measured at fair value on a recurring basis as of June 29, 2008 and the basis for that measurement:

	Total Fair Value Measurement June 29, 2008	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(3,249)	$—	$(3,249)	$—
Lead forward contracts	(15,210)	—	(15,210)	—
Foreign currency forward contracts	(3,276)	—	(3,276)	—

NOTE 6: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statements of Income. The amount of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at June 29, 2008 and March 31, 2008, net of tax, was an unrecognized loss of approximately $14,128 and $8,911, respectively.

During the first fiscal quarters of 2009 and 2008, the Company recorded (losses) gains of $(867) and $431, respectively, on interest rate swaps which were recorded as (increases) decreases in interest expense. During the first fiscal quarters of 2009 and 2008, the Company recorded (losses) gains of $(11,250) and $10,289, respectively, on the settlement of lead hedge contracts and (losses) of $(1,951) and ($735), respectively, on foreign currency hedges which were recorded as (increases) decreases to cost of goods sold or included in inventory at the respective quarter ends.

NOTE 7: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the first fiscal quarters of 2009 and 2008 were based on the estimated effective tax rates applicable for the full years ending March 31, 2009 and March 31, 2008, respectively, after giving effect to items specifically related to the interim periods. The effective tax rate in the first fiscal quarter 2009 was 25.1% compared to 31.2% in the comparable period of fiscal 2008. The reduction in the effective tax rate between periods is due to a lower effective tax rate on the gain from the sale of our manufacturing facility in England, and to a $1.1 million tax benefit recognized in the first fiscal quarter of 2009 primarily due to the settlement of a foreign tax audit.

The effective income tax rate for the fiscal year ended March 31, 2008 was 30.7%. In fiscal 2008, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions had an approximate one percentage point decrease on our effective tax rate.

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

	Fiscal quarters ended
	June 29, 2008	July 1, 2007
Balance at beginning of period	$34,037	$27,533
Current period provisions	5,795	4,156
Costs incurred	(3,935)	(2,308)

Balance at end of period	$35,897	$29,381

NOTE 9: COMMITMENTS, CONTINGENCIES AND LITIGATION

Litigation and Other Legal Matters

In June 2008, The Court of Commerce in Lyon, France ruled that the Company’s French subsidiary, EnerSys Sarl, was partially responsible for a 1999 fire in a French hotel under construction. EnerSys Sarl’s damages were assessed at 2.7 million euros, or $4,200. The Company intends to appeal this case but has recorded a $3,366 charge in the quarter ended June 29, 2008 to fully accrue the court’s assessment. The remaining balance of approximately $800 had been accrued previously in connection with the Company’s acquisition of ESG in 2002.

The Company is involved in other litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows (see Note 19 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K).

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

As more fully described in Notes 19 and 20 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K, the Company is involved in ongoing environmental matters at certain of its United States and foreign facilities. The Company may have potential environmental liabilities at its Sumter, South Carolina facility and has established reserves in accrued restructuring and accrued expenses of approximately $4,007 at June 29, 2008, and March 31, 2008. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities. In the first fiscal quarter of 2009 the Company sold its Manchester, England manufacturing facility and removed $6,623 of environmental reserves associated with this location. The new owners have assumed the related environmental obligations.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. Each such contract is for a period not extending beyond one year. Under these contracts, at June 29, 2008, and March 31, 2008, the Company was committed to purchase approximately 50,975 and 58,495 pounds of lead, respectively, for a total purchase price of $56,419 and $72,307, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis the Company will enter into foreign currency forward contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures, the Company has entered into foreign currency forward contracts with financial institutions as of June 29, 2008, and March 31, 2008, the Company had entered into a total $66,500 and $99,550, respectively, of foreign currency forward contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable debt interest expense. At June 29, 2008 and March 31, 2008, such agreements effectively convert $170,000 and $203,000, respectively, of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by it under these agreements.

In connection with the issuance of $172,500 aggregate principal amount of senior unsecured 3.375% convertible notes and the repayment of a portion of the senior secured Term Loan B in May 2008, the Company terminated $30,000 of interest rate swap agreements which had been placed in October, 2005, at a loss of $1,246.

NOTE 10: GAIN ON SALE OF MANUFACTURING FACILITY

In May 2008, as part of its ongoing European restructuring program, the Company received net proceeds of approximately $7,400 from the sale of its Manchester, England manufacturing facility and recorded a gain of approximately $10,884 ($8,597 net of tax). This sale is consistent with the Company’s strategy to migrate its production to lower cost facilities. Included in the pre-tax gain was the removal of $6,623 in environmental reserves associated with the Manchester facility, that were created in purchase accounting in connection with an exit and restructuring plan for certain ESG facilities in North America and Europe in fiscal 2002, following the acquisition of ESG.

NOTE 11: RESTRUCTURING PLANS

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans.

Acquisition related restructuring

The acquisition related restructuring plans were initiated in connection with the acquisition of Energia in May 2007, and the acquisition of the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys plc. (“ESG”) in 2002. The plans have been aggregated in the following table as the Energia activity is not considered material.

As discussed in Note 9, Commitments, Contingencies and Litigation, the Company may have potential environmental liabilities at its Sumter, South Carolina facility. Reserves for the Sumter facility are included in the non-acquisition related restructuring plans roll-forward shown below. The environmental reserves related to the Manchester facility, which was sold in May 2008, have been removed from the acquisition related restructuring reserves shown below, as the Company believes it is indemnified for possible future environmental obligations by the new owner. The Company relied upon Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, SFAS 141, Business Combinations and SFAS 5, Accounting for Contingencies, for the timing and measurement of these costs.

The Company is continuing to take actions consistent with its original plan to resolve these issues. A roll-forward of the acquisition related restructuring reserve for the first fiscal quarter of 2009 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2008	$2,174	$959	$6,585	$563	$10,281
Accrued	—	—	—	—	—
Costs incurred	(302)	—	—	—	(302)
Accrual adjustment	(415)	—	(6,585)	—	(7,000)
Foreign currency impact and other	16	—	—	18	34

Balance at June 29, 2008	$1,473	$959	$—	$581	$3,013

ESG acquisition

In 2002, following EnerSys’ acquisition of ESG, the Company formulated an exit and restructuring plan for certain ESG facilities in North America and Europe. One of our European facilities remains open after significant restructuring and now operates at a lower operating cost base. The facility identified in the United States has been closed and the Manchester, England facility has been sold. The balance of the ESG acquisition-related restructuring reserve at June 29, 2008, is $2,688, including employee severance liability in the United Kingdom of $1,097.

Energia acquisition

Following the May 2007 acquisition of Energia, and in connection with further European restructuring initiatives (see below), the Company announced its commitment to restructure certain of Energia’s operations primarily to facilitate the integration of Energia into the Company’s worldwide operations. The balance of the Energia acquisition-related restructuring reserve at June 29, 2008, is $325, which the Company anticipates spending primarily during fiscal 2009.

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

A roll-forward of these non-acquisition related restructuring reserves for the first fiscal quarter of 2009 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2008	$3,000	$61	$2,370	$128	$5,559
Accrual	2,158	—	—	—	2,158
Costs incurred	(2,021)	38	—	—	(1,983)

Balance at June 29, 2008	$3,137	$99	$2,370	$128	$5,734

North and South America

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. As of June 29, 2008, the reserve balance associated with these actions is $2,419, a portion of which the Company expects to spend in the current fiscal year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

Motive Power in Europe

During fiscal 2006, the Company incurred restructuring charges of $6,217, primarily for the motive power segment, to cover estimated costs in Europe for staff reductions of 112 employees, exiting a product line, and closing several ancillary locations. The charges included a non-cash write-off of $1,410, primarily for machinery and equipment. As of June 29, 2008, the reserve balance associated with these actions is $667, which mostly represents severance obligations the Company anticipates spending during this fiscal year or upon the individual employee’s determination.

European Restructuring

On May 23, 2007, the Company announced its commitment to restructure certain of its European operations. The restructuring will primarily facilitate the integration of Energia’s reserve and motive power businesses into the Company’s worldwide operations. The restructuring is designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the Energia transaction. Restructuring actions commenced upon the completion of the requisite labor consultations, and the Company expects to substantially complete these actions by the end of the fiscal 2009. The Company estimates that the total charges for the European restructuring, which will be completed this fiscal year, will amount to approximately $18,000, which includes cash expenses of approximately $14,000, primarily for employee severance-related payments, and a non-cash charge of approximately $4,000, primarily for fixed asset impairments. Based on actual commitments through June 29, 2008, the Company recorded a restructuring charge of $15,349. The charge was comprised of $11,486 as a restructuring accrual, primarily in Europe, for reductions of 174 staff and $3,863 for a non-cash impairment charge for machinery and equipment. Based on actual commitments incurred in the first fiscal quarters of 2009 and 2008, the Company recorded restructuring charges of $2,158 and $9,857, respectively. As of June 29, 2009, the reserve balance associated with these actions is $2,648. The Company expects to spend the majority of this reserve in the current fiscal year.

NOTE 12: DEBT, WRITE-OFF OF DEFERRED FINANCING FEES AND LOSS ON TERMINATION OF INTEREST RATE SWAP AGREEMENT

Senior Unsecured 3.375% Convertible Notes

In May 2008, the Company issued $172,500 aggregate principal amount of senior unsecured 3.375% convertible notes, and used the net proceeds of $168,200 to repay a portion of its then existing senior secured Term Loan B. The senior unsecured convertible notes are potentially convertible, at the option of the holders, into approximately 4.25 million shares of EnerSys common stock. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.

At June 29, 2008, there was $172,500 outstanding under the senior unsecured 3.375% convertible notes.

In connection with the issuance of the $172,500 aggregate principal amount of senior unsecured 3.375% convertible notes and the repayment of a portion of the senior secured Term Loan B in May 2008, the Company terminated certain interest rate swap agreements and amended its $480,000 Senior Secured Credit Agreement and its Euro 25,000 Credit Agreement.

New Senior Secured Credit Facility

In June 2008, the Company completed the refinancing of approximately $192,000 of the outstanding combined balance of the senior secured Term Loan B and its then existing Revolver with a new $350,000 senior secured facility comprising $225,000 in Term A Loan and a new, undrawn $125,000 Revolver.

The $225,000 senior secured Term A Loan is subject to a quarterly principal amortization of 1.25% in Year 1, 1.88% in Years 2-3, 2.50% in Year 4, 3.13% in Year 5 and 14.38% in Year 6 and matures on June 27, 2014. The $125,000 revolving credit line matures on June 27, 2013. Borrowings under the credit agreements bear interest at a floating rate based, at our option, upon (i) a LIBOR rate plus an applicable percentage (currently 1.75%), or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (currently 0.75%). There are no prepayment penalties on loans under the $350,000 senior secured credit facility.

At June 29, 2008, there was $225,000 outstanding under the new Term A Loan, there were no borrowings under the revolving credit line.

At June 29, 2008 and March 31, 2008, there were $58,749 and $60,897 respectively, of borrowings outstanding outside the U.S.

Obligations under the new senior secured credit facility are secured by substantially all of our existing and hereafter acquired assets located in the United States, including substantially all of the capital stock of our United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of our foreign subsidiaries that are owned by our United States companies. The Company’s financing agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, paying dividends and certain other actions. The Company was in compliance with all such covenants.

In connection with the issuance of the $172,500 senior unsecured 3.375% convertible notes and the refinancing under the new $350,000 senior secured credit facility, the Company wrote-off approximately $3,963 of unamortized deferred financing costs associated with the prior senior secured credit facility, and incurred approximately $10,100 in new deferred financing costs for the issuance of the $172,500 senior unsecured 3.375% convertible notes and the refinancing under the new $350,000 senior secured credit facility, and terminated interest rate swap agreements of $30,000 which had been placed in October 2005, at a loss of $1,246.

Prior Senior Secured Credit Facility

The $355,900 senior secured Term Loan B was subject to a 0.25% quarterly principal amortization and matured on March 17, 2011. The $100,000 revolving credit line matured on March 17, 2009. Borrowings under the credit agreements bore interest at a floating rate based, at our option, upon (i) a LIBOR rate plus an applicable percentage (currently 1.75%), or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (currently 0.75%). The facility required prepayment based upon certain excess cash flow amounts, as defined. There was no prepayment penalty on loans under the $455,900 senior secured credit facility.

At March 31, 2008, there were $351,427 in borrowings outstanding under the prior Term Loan B and there were no borrowings under the revolving credit line.

Amendments of Credit Agreements

On May 16, 2008, the Company completed the Fifth Amendment to the $480,000 Senior Secured Credit Agreement which allowed for the issuance of up to $205,000 of unsecured indebtedness. The proceeds from the unsecured indebtedness were required be used to pay down the senior secured Term Loan B. On May 28, 2008, the Company used the net proceeds of $168,200 from the senior unsecured convertible notes to pay down a portion of the senior secured Term Loan B.

On May 15, 2008, the Company amended its Euro 25,000 Credit Agreement to allow for the issuance of up to $205,000 of unsecured indebtedness. The proceeds from the unsecured indebtedness were required to be used to pay down the senior secured Term Loan B. Additionally, the amendment authorized the Company to enter into a new $350,000 US Credit Agreement on terms substantially similar to the existing Credit Agreement.

NOTE 13: RETIREMENT PLANS

The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans.

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$76	$58	$993	$897
Interest cost	145	137	734	548
Expected return on plan assets	(160)	(159)	(467)	(442)
Amortization and deferral	44	38	—	16

Net periodic benefit cost	$105	$74	$1,260	$1,019

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Discount rate	6.0%	6.0%	4.3 - 6.0%	4.0 - 5.0%
Expected return on plan assets	8.0%	8.0%	5.5 - 8.0%	5.5 - 8.0%
Rate of compensation increase	N/A	N/A	2.0 - 3.0%	2.0 - 3.0%

The Company presently anticipates contributing a total of approximately $5,600 to its defined benefit pension plans in fiscal 2009, based on current actuarial information.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement.

NOTE 14: EQUITY INCENTIVE PLANS

At June 29, 2008, the Company maintained three equity incentive plans, the 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan, that reserve 11,289,232 shares of Common Stock for the grant of various classes of equity including nonqualified stock options, restricted stock, restricted stock units and other forms of equity-based compensation. The Company’s equity incentive plans are used to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. As of June 29, 2008, the Company had 1,867,795 shares available for future grants.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest and become exercisable 25% per year over a four-year period from the date of grant. Non-qualified stock options issued in fiscal 2009 vest and become exercisable 331/3% per year over a three-year period from the date of grant. Options generally expire in 10 years.

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

The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the options granted in the first fiscal quarter of 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.09%, dividend yield of zero, expected life of 5 years and expected volatility of 38.6%.

Company recognized equity-based compensation expense associated with stock option grants of approximately $390, with a related tax benefit of $120, for the first fiscal quarter of 2009, and $276, with a related tax benefit of $86, for the first fiscal quarter of 2008. For the full fiscal year 2008, the Company recognized equity-based compensation expense associated with stock option grants of approximately $1,168, with a related tax benefit of $358.

The following table summarizes the Company’s stock option activity in the three fiscal months ended June 29, 2008:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2008	3,534,935	4.4	$15.27	$30,617
Granted	264,206		30.19	748
Exercised	(645,606)		14.53	9,773
Cancelled	(434)		18.25	6

Options outstanding as of June 29, 2008	3,153,101	4.2	$16.67	$51,548

Options exercisable as of June 29, 2008	2,618,879	3.2	$15.26	$46,508

Options expected to vest as of March 31, 2009	192,682	8.0	$16.49	$3,186

The following table summarizes information regarding stock options outstanding and exercisable at June 29, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00-$10.00	9,200	0.4	$3.74	9,200	$3.74
$10.01-$15.00	1,616,084	3.7	11.30	1,555,502	11.22
$15.01-20.00	595,076	4.4	17.64	385,642	17.31
$20.01-25.00	526,463	3.3	22.10	526,463	22.10
$25.01-30.00	142,072	2.4	29.36	142,072	29.36
Over $30.00	264,206	9.9	30.19	—	—

	3,153,101	4.2	$16.67	2,618,879	$15.26

A summary of the status of the Company’s non-vested options as of June 29, 2008, and changes during the three fiscal months ended June 29, 2008, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2008	515,023	$7.11
Granted	264,206	11.64
Vested	(244,573)	6.61
Forfeited	(434)	8.00

Nonvested at June 29, 2008	534,222	$9.58

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

In April 2008, 500 shares of restricted stock were cancelled. There were no other changes in restricted stock outstanding under the Company’s equity incentive plans during the three fiscal months ended June 29, 2008.

The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $114, with a related tax benefit of $35, for the first fiscal quarter of 2009 and approximately $224, with a related tax benefit of $69, for the first fiscal quarter of 2008. For the full fiscal year 2008, the Company recognized equity-based compensation expense associated with the vesting of restricted stock grants of approximately $907, with a related tax benefit of $279.

Restricted Stock Units

The Company approved grants to management and other key employees of 226,210 restricted stock units on May 21, 2008, at the fair market value on that date of $30.19 and 141,140 restricted stock units on May 29, 2007, at the fair market value on that date of $18.25. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant. The Company approved grants to non-employee directors of 22,969 restricted stock units on February 12, 2007, at the fair market value on that date of $16.37. These restricted stock units vest and become exercisable in installments over thirteen-month periods which end just prior to the Company’s annual stockholders meeting.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units of approximately $536, with a related tax benefit of $165, for the first fiscal quarter of 2009. The Company recognized equity-based compensation expense related to the vesting of restricted stock units of approximately $186, with a related tax benefit of $58, for the first fiscal quarter of 2008. For the full fiscal year 2008, the Company recognized equity-based compensation expense associated with the vesting of restricted stock unit grants of approximately $953, with a related tax benefit of $231.

All Award Plans

As of June 29, 2008, unrecognized compensation expense associated with the non-vested equity incentive awards outstanding was $13,875 and is expected to be recognized over a weighted average period of 30 months.

Employee Stock Purchase Plan

On July 26, 2004, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”). The Plan was amended by the Board of Directors on November 9, 2004. This ESPP is considered by the Company to be non-compensatory and no compensation expense is recorded when shares are issued under the ESPP.

NOTE 15: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share – diluted gives effect to all dilutive potential common shares that were outstanding during the period. At June 29, 2008, the Company had outstanding stock options, restricted stock and restricted stock units which could potentially dilute basic earnings per share in the future. Weighted average common shares – basic and common shares – diluted were as follows:

	Fiscal quarters ended
	June 29, 2008	July 1, 2007
Weighted average shares of common stock outstanding—basic	49,329,724	46,885,318
Assumed exercise of stock options, net of shares assumed reacquired	1,177,792	966,213

Weighted average common shares—diluted	50,507,516	47,851,531

Antidilutive options and unvested restricted stock and restricted stock units not included in weighted average common shares—diluted	406,278	1,489,790

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $172,500, 3.375% senior unsecured convertible notes due 2038, which the Company sold in May 2008, is approximately 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the first fiscal quarter of 2009, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

NOTE 16: SECONDARY OFFERING

In May 2008, concurrently with the convertible note offering, certain of the Company’s stockholders sold, 3,690,000 shares of EnerSys’ common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by those stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

In June 2007, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 6,000,000 shares of the Company’s common stock to Jefferies & Company, Inc. The offering closed on July 5, 2007.

The Company did not receive any proceeds from the common stock offerings, however, under the terms of its shareholders’ agreement, the Company did incur fees related to the offering of approximately $330 and $200, respectively, in the fiscal quarters ended June 29, 2008 and July 1, 2007.

NOTE 17: BUSINESS SEGMENTS

The Company has the following two reportable business segments:

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems or UPS, applications for computer and computer-controlled systems, and other specialty power applications, including security systems, for premium starting, lighting and ignition applications, in switchgear and electrical control systems used in electric utilities and energy pipelines, and in commercial and military aircraft, Navy submarines, ships and tactical military vehicles.

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Consolidated
Three months ended June 29, 2008:
Net sales	$258,790	$333,278	$592,068

Total operating earnings	$27,171	$20,883	$48,054

Three months ended July 1, 2007:
Net sales	$184,701	$245,162	$429,863

Total operating earnings	$1,077	$18,120	$19,197

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2008 Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Quarterly Report on Form 10-Q. EnerSys’ management uses the non-GAAP measures, “primary working capital” and “primary working capital percentage” (see definitions in “Liquidity and Capital Resources” below) along with capital expenditures, in their evaluation of business segment cash flow and financial position performance. These disclosures have limitations as an analytical tool, should not be viewed as a substitute for cash flow determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information is helpful in understanding the Company’s ongoing operating results.

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

We have two business segments: reserve power and motive power. Net sales classifications by segment are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or UPS, applications for computer and computer-controlled systems, and other specialty power applications, including security systems, for premium starting, lighting and ignition applications, in switchgear and electrical control systems used in electric utilities and energy pipelines, and in commercial and military aircraft, Navy submarines, ships and tactical military vehicles.

•

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

We evaluate business segment performance based primarily upon operating earnings, exclusive of highlighted items. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels (see definition of primary working capital in “Liquidity and Capital Resources” below). Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount due to the significant impact it has on our cash flow and, as a result, our level of debt.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the U.S. Over 60% of our net sales for the first fiscal quarters of 2009 and 2008 were generated outside of North America. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

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

In fiscal 2008 and the first fiscal quarter of 2009, market conditions generally remained strong in the Europe and Asia regions, and slowed somewhat in the Americas region due to macro-economic conditions in the U.S. Lead prices hit record highs in fiscal 2008 and have fallen in the first fiscal quarter of 2009.

During the last three fiscal years, the costs of our raw materials, of which lead is our primary raw material, have risen significantly. Our estimated incremental lead cost, due to increased price, was approximately $64 million in the first fiscal quarter of 2009 over first fiscal quarter of 2008 and was approximately $222 million in full fiscal 2008 over full fiscal 2007. The highest price for lead on the London Metal Exchange during fiscal 2008 was $1.81 per pound on October 15, 2007. The highest and the lowest price for lead on the London Metal Exchange during the first fiscal quarter of 2009 was, respectively, $1.34 per pound on April 7, 2008 and $0.79 per pound on June 16, 2008. In July 2008, lead reached a high of approximately $1.02 per pound on July 29, 2008.

Our business strategy in this environment of volatile commodity costs is to improve profitability by pricing actions and cost savings, as well as to tightly control operating cash flow and capital spending.

We have implemented multiple selling price increases to offset some of the impact of rising commodity costs. Our selling price actions increased net sales by approximately 19% in the first fiscal quarter of 2009, compared to the comparable quarter of fiscal 2008. Due to declines in the cost of lead from the high in October 2007, we expect some of our sales prices will decline in future quarters to customers who purchase batteries from us under agreements that adjust pricing to market-based indexes for lead. Between 40% to 50% of our revenue from customers during the first fiscal quarter of 2009 were subject to such market-based index pricing adjustments.

See the discussion under the caption “Market and Economic Conditions” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, for a further discussion of commodity costs and our ability to offset some of the impact of these rising costs through selling price increases.

Cost savings programs remain a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing (labor and overhead), raw materials costs and our operating expenses (primarily selling, general and administrative). Our fiscal 2008-2009 European restructuring is an example of such a cost savings initiative (see Note 11 to the Consolidated Condensed Financial Statements).

RESULTS OF OPERATIONS

NET SALES

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
By segment
Reserve power	$258.8	43.7%	$184.7	43.0%	$74.1	40.1%
Motive power	333.3	56.3	245.2	57.0	88.1	35.9

Total	$592.1	100.0%	$429.9	100.0%	$162.2	37.7%

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
By region
Europe (1)	$320.3	54.1%	$228.3	53.1%	$92.0	40.3%
Americas	229.3	38.7	176.6	41.1	52.7	29.9
Asia	42.5	7.2	25.0	5.8	17.5	70.3

Total	$592.1	100.0%	$429.9	100.0%	$162.2	37.7%

(1)	Includes Europe, Middle East and Africa

Net sales increased $162.2 million or 37.7% in the first fiscal quarter of 2009 over the comparable period in fiscal 2008. Stronger European currencies, primarily the euro as compared to the U.S. dollar, resulted in an increase in the first fiscal quarter of 2009 net sales of approximately $47 million or 11%. The euro to US dollar exchange rate averaged $1.57 ($/ €) in the first fiscal quarter of 2009 compared to $1.35 ($/ €) in the first fiscal quarter of 2008. Approximately 19% of the increase in our first fiscal quarter of 2009 sales growth rate is attributable to selling price recovery actions. Organic growth in sales (sales growth excluding the effects of foreign currency translation and price increases) in the first fiscal quarter of 2009 over the same period of 2008 was approximately 8%. Pricing recovery actions remain a primary focus of our Company.

The robust growth experienced in our motive power segment in fiscal 2006, 2007 and fiscal 2008 continued into the first fiscal quarter of 2009, with sales increasing 35.9% compared to the comparable period in the prior year. Pricing contributed 16% growth while foreign currency growth was 12% and organic growth was 8%. Our reserve power segment also achieved a strong first fiscal quarter 2009 improvement in sales of 40.1% compared to the prior year, with price increases contributing 22% growth and foreign currency and organic growth at 9% each.

All of our regions achieved solid net sales growth in the first fiscal quarter of 2009, compared to the comparable period of 2008 due primarily to continued strength in our end markets, particularly in the Europe and Asia regions and, we believe, an increase in our market share in those regions. Our European region sales in the first fiscal quarter of 2009, excluding the effect of foreign currency translation, increased approximately 23% in comparison to the first fiscal quarter of 2008, attributed primarily to increases in pricing and organic growth. Our Americas region sales in the first fiscal quarter of 2009, excluding the effect of foreign currency translation, increased approximately 29% in comparison to the first fiscal quarter of 2008, primarily due to increases in pricing and organic growth. Our Asia region’s sales posted a strong growth excluding the effect of foreign currency translation, of approximately 52% in the first fiscal quarter of 2009, compared to the comparable period of 2008, due primarily to increased pricing and organic growth.

GROSS PROFIT

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross profit	$112.6	19.0%	$86.6	20.1%	$26.0	30.1%

Gross profit increased 30.1% or $26 million in the first fiscal quarter of 2009 when compared to the first fiscal quarter of 2008. Gross profit percentage of net sales declined 110 basis points in the first fiscal quarter of 2009 in comparison to the comparable period in fiscal 2008. The decline in the gross profit percentage is attributable to higher raw material costs since our average selling prices are still lagging below those necessary to achieve our objective of improving our gross profit margin. We continue to believe this timing lag will improve, and in the future, remain an important focus of the Company. We estimate that the cost of lead alone, our most significant raw material, increased our costs by $64 million in the first fiscal quarter of 2009 compared to the first fiscal quarter of 2008 and by approximately $222 million in fiscal 2008 compared to fiscal 2007.

Strong efforts to pass through higher commodity costs via sales price increases continue to be made in all regions. We estimate that realized selling price increases were approximately 19% in the first fiscal quarter of 2009. Although selling price increases exceeded our commodity cost increases by approximately $10 million in the first fiscal quarter of 2009, our gross profit percentage declined. We estimate that realized selling price increases were approximately 14% in fiscal 2008 (which represents approximately 85% of the commodity cost increases experienced during fiscal 2008). Our sales initiatives will continue to emphasize pricing recovery for our products and continue to focus on improving product mix to higher margin products. Additionally, we remain highly focused on our long-standing and on-going cost reduction programs to help mitigate the rising cost of raw materials. These programs continue to be highly effective in reducing our costs and, accordingly, have had a significant impact in improving our operating results.

OPERATING EXPENSES AND GAIN ON SALE OF MANUFACTURING FACILITY

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$69.9	11.8%	$57.5	13.4%	$12.4	21.5%

Operating expenses, excluding the effect of foreign currency translation, increased approximately 11% or $6 million in the first fiscal quarter of 2009 over the comparable period of the prior year, due primarily to higher sales volume. Operating expenses as a percentage of net sales decreased 160 basis points in the first fiscal quarter of 2009 in comparison to the comparable period in fiscal 2008. We continue to focus on expense saving initiatives and to further leveraging the fixed components of our operating expenses.

Selling expenses, our main component of operating expenses, were 62.7% of total operating expenses in the first fiscal quarter of 2009 compared to 63.8% of total operating expenses in the first fiscal quarter of 2008. However, both selling expenses and total operating expenses declined as a percent of total net sales.

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Increase(Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gain on sale of manufacturing facility	$(10.9)	(1.8)%	$—	—%	$10.9	NA

Restructuring charges	$2.2	0.4%	$9.9	2.3%	$(7.7)	(77.8)

Legal proceedings charge	$3.4	0.6%	$—	—%	$3.4	NA

Included in our first fiscal quarter of 2009 operating results are $10.9 million of highlighted gains resulting from the sale of the Company’s manufacturing facility in Manchester, England. Included in the gain was the release of $6.6 million of environmental reserves established through purchase accounting of the ESG acquisition in fiscal 2002. The sale of the facility was made possible by the ongoing European restructuring program and is consistent with the Company’s strategy to migrate its production to lower cost facilities.

Included in our first fiscal quarter of 2009 operating results are $2.2 million of highlighted restructuring charges for additional staff reductions, primarily in Europe. Included in our first fiscal quarter of 2008 operating results are $9.9 million of highlighted restructuring charges that are comprised of a $5.0 million restructuring accrual, for staff reductions primarily in Europe, and a non-cash impairment charge of $4.9 million for machinery and equipment that were impaired as a result of the Energia acquisition.

The European restructuring charges for all of fiscal 2008 totaled $13.2 million, which was comprised of a $9.3 million restructuring accrual for staff reductions, primarily in Europe, and a non-cash impairment charge of $3.9 million for machinery and equipment that were impaired as a result of the Energia acquisition.

The Company expects to incur approximately $2.6 million of additional charges related to the European restructuring in the remainder of fiscal 2009.

Included in our first fiscal quarter of 2009 operating results are $3.4 million of highlighted expenses resulting from a June 2008 ruling from The Court of Commerce in Lyon, France that the Company’s French subsidiary, EnerSys Sarl, was partially responsible for a 1999 fire in a French hotel under construction, which occurred prior to the acquisition of EnerSys Sarl in 2002.

OPERATING EARNINGS

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage
By Segment
Reserve power	$21.0	8.1%	$8.5	4.6%	$12.5	147.1%
Motive power	21.7	6.5	20.6	8.4	1.1	5.3

Subtotal	42.7	7.2	29.1	6.8	13.6	46.7
Gain on sale of manufacturing facility-Reserve	(10.9)	(4.2)	—	—	(10.9)	NA
Restructuring charges-Reserve	1.3	0.5	7.4	4.0	(6.1)	(82.4)
Restructuring charges-Motive	0.9	0.3	2.5	1.0	(1.6)	(64.0)
Legal proceedings charge-Reserve	3.4	1.3	—	—	3.4	NA

Total operating earnings	$48.0	8.1%	$19.2	4.5%	$28.8	150.5%

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage
By Region
Europe (1)	$25.3	7.9%	$11.2	4.9%	$14.1	127.1%
Americas	14.1	6.1	17.1	9.7	(3.0)	(17.8)
Asia	3.3	7.8	0.8	3.2	2.5	NA

Subtotal	42.7	7.2	29.1	6.8	13.6	46.9
Gain on sale of manufacturing facility-Europe	(10.9)	(3.4)	—	NA	(10.9)	NA
Restructuring charges-Europe	2.2	0.6	9.9	NA	(7.7)	(77.8)
Legal proceedings charge-Europe	3.4	1.1	—	NA	3.4	NA

Total operating earnings	$48.0	8.1%	$19.2	4.5%	$28.8	150.5%

(1)	Includes Europe, Middle East and Africa.
(2)	The percentages shown for the regions and segments are computed as a percentage of the applicable region or segment’s net sales.

Operating earnings increased 150% or $28.8 million in the first fiscal quarter of 2009 in comparison to the first fiscal quarter of fiscal 2008. Operating earnings in the first fiscal quarter of 2009 included $5.3 million of highlighted credits and charges as shown in the table above. Operating earnings in the first fiscal quarter of 2008 included $9.9 million of highlighted restructuring charges. In addition, as discussed above, our operating earnings were significantly affected by growth in sales volume, selling price increases to cover higher raw material cost, our continuing cost savings programs that lower cost of sales and operating expenses; partially offset by higher raw material costs.

INTEREST EXPENSE

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Decrease
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$6.2	1.0%	$7.2	1.7%	$(1.0)	(13.5)%

Interest expense of $6.2 million in the first fiscal quarter of 2009 (net of interest income of $0.2 million) was $1.0 million lower than the $7.2 million in the first fiscal quarter of 2008. Our average debt outstanding in the first fiscal quarter of 2009 was $443.1 million compared to $416.2 million in the first fiscal quarter of 2008. Our average interest rate incurred in the first fiscal quarter of 2009 was 5.4% compared to 6.5% in the first fiscal quarter of 2008. Included in interest expense for the first fiscal quarter 2009 and 2008 are non-cash charges of $0.5 million for deferred financing fees. The decrease in interest expense in the first fiscal quarter of 2009 compared to the comparable period in fiscal 2008 is attributed primarily to a lower 3.375% interest coupon on the new $172.5 million convertible notes and the lower LIBOR variable rates, partially offset by higher borrowing levels which resulted from revenue growth.

CHARGES RELATED TO REFINANCING

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Write-off of deferred financing fees	$4.0	0.7%	$—	—%	$4.0	NA	%
Loss on termination of interest rate swap agreements	1.2	0.2	—	—	1.2	NA

Charges related to refinancing	$5.2	0.9%	$—	—%	$5.2	NA	%

In the first fiscal quarter of 2009, the Company incurred charges in connection with the refinancing of amounts borrowed under the Company’s prior senior secured credit facility. These charges included approximately $4.0 million of deferred financing fees write offs and $1.2 million of losses incurred as a result of the termination of certain interest rate swap agreements.

OTHER (INCOME) EXPENSE, NET

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other (income) expense, net	$2.6	0.4%	$1.3	0.3%	$1.3	100.0%

Other expense in the first fiscal quarter of 2009 was $2.6 million compared to $1.3 million in the comparable period of fiscal 2008. This $1.3 million unfavorable change in the first fiscal quarter of 2009 as compared to the comparable period in fiscal 2008, is primarily attributed to a $0.9 million increase in foreign currency net transaction losses reported in the first fiscal quarter of 2009. Other expense in the first fiscal quarters of 2009 and 2008 included $0.3 million and $0.2 million, respectively, of professional fees associated with secondary stock offerings.

EARNINGS BEFORE INCOME TAXES

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$34.0	5.7%	$10.7	2.5%	$23.3	216.6%

As a result of the above, earnings before income taxes increased $23.3 million, or approximately 217%, in the first fiscal quarter of 2009 compared to the comparable period of fiscal 2008. Earnings before income taxes as a percentage of sales increased 320 basis points to 5.7% in the first fiscal quarter of 2009 in comparison to 2.5% in the first fiscal quarter of 2008.

INCOME TAX EXPENSE

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$8.5	1.4%	$3.3	0.7%	$5.2	154.3%

Effective tax rate	25.1%		31.2%		(6.1)%

The effective tax rate in the first fiscal quarter 2009 was 25.1% compared to 31.2% in the comparable period of fiscal 2008. The reduction in the effective tax rate between periods is due to a lower effective tax rate on the gain from the sale of our manufacturing facility in England, and to a $1.1 million tax benefit recognized in the first fiscal quarter of 2009 primarily due to the settlement of a foreign tax audit.

NET EARNINGS

	Fiscal quarter ended June 29, 2008		Fiscal quarter ended July 1, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$25.5	4.3%	$7.4	1.7%	$18.1	244.8%

As a result of the above, net earnings in the first fiscal quarter of 2009 were $25.5 million or 4.3% of net sales, compared to $7.4 million or 1.7% of net sales, in the comparable period of fiscal 2008, or an increase of $18.1 million, or approximately 245%.

Net earnings per common share in the first fiscal quarter of 2009 were $0.52 per basic share and $0.50 per diluted share compared to $0.16 per basic share and $0.15 per diluted share in the comparable period of fiscal 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the first fiscal quarter of fiscal 2009, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company did not elect the fair value option for any financial assets or financial liabilities.

Also, in the first fiscal quarter of fiscal 2009, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued Staff Position paper APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FASB Staff Position (“FSP”) will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. This FSP is effective for financial statements issued by the Company for the first quarter of fiscal year 2010. The Company believes the adoption of FSP APB 14-1 will have the following impact on its financial position and results of operations, applied on a retrospective basis: the separation of our convertible debt into its debt and equity components will initially reduce long term debt and increase equity by approximately $45 million and the accretion of debt discount will increase interest expense by a non-cash charge of approximately $5 million in fiscal 2009, increasing to $8 million in fiscal 2015.

There have been no other material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $9.3 million for the first fiscal quarter of 2009, compared to cash used of $8.3 million in the comparable period of fiscal 2008. Earnings before non-cash items increased $4.7 million and the use of primary working capital decreased $16.4 million in the first fiscal quarter of 2009 as compared to the first fiscal quarter of 2008. Additionally, changes in prepaid and other assets, accrued expenses and deferred taxes used $5.4 million more cash in the first fiscal quarter of 2009 as compared to the first fiscal quarter of 2008.

Earnings before non-cash items in the first fiscal quarter of 2009, which excluded primarily the gain on sale of our Manchester, England manufacturing facility, the write-off of deferred financing fees and depreciation and amortization, amounted to $29.4 million. Earnings before non-cash items in the first fiscal quarter of 2008, which excluded primarily a non-cash restructuring charge and depreciation and amortization, amounted to $24.7 million.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable, and the resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $596.3 million (yielding a primary working capital percentage of 25.2%) at June 29, 2008, $578.2 million (yielding a primary working capital percentage of 24.8%) at March 31, 2008 and $425.9 million (yielding a primary working capital percentage of 24.8%) at July 1, 2007. The primary working capital percentage of 25.2% at June 29, 2008 is 0.4 percentage points above the March 31, 2008 and the prior year quarter end percentage of 24.8%, and follows a normal seasonal pattern, including inventory increases to ensure sufficient product to cover normal summer plant shutdowns, and includes in the current quarter, significantly higher lead costs. Primary working capital and primary working capital percentages at June 29, 2008, March 31, 2008 and July 1, 2007 are computed as follows:

Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
			(in millions)
June 29, 2008	$523.5	$332.2	$(259.4)	$596.3	$2,368.3	25.2%
March 31, 2008	503.0	335.7	(260.5)	578.2	2,327.5	24.8%
July 1, 2007	378.3	259.7	(212.1)	425.9	1,719.6	24.8%

Investing activities used cash of $5.7 million for the first three months of fiscal 2009, compared to cash used of $24.1 million in the comparable period in fiscal 2008. This decrease in spending was primarily due to the proceeds of $7.4 million received in the first fiscal quarter of 2009 from the sale of the Manchester, England facility, compared to the $15.2 million of cash paid in the prior year quarter primarily for the May 2007 Energia acquisition. Capital expenditures were $13.3 million in the first fiscal quarter of 2009, compared to $8.9 million in the first fiscal quarter of 2008. The current quarter capital spending includes the continuation of a capacity expansion of our thin plate, pure lead manufacturing facilities for which we anticipate spending $50 million during fiscal years 2008, 2009 and 2010.

Financing activities provided cash of $31.1 million in the first fiscal quarter of 2009, compared to cash provided of $11.1 million in the comparable period of fiscal 2008. During the first quarter of fiscal 2009, the Company repaid $351.4 million borrowed under its prior senior secured credit facility with the issuance of $172.5 million of unsecured convertible notes, and $225.0 million of Term A loans borrowed under its new $350 million senior secured credit facility. In addition, we repaid $15.3 million of short term debt in the first fiscal quarter of 2009, compared to an increase of $12.0 million in the first fiscal quarter of 2008, primarily for the May 2007 Energia acquisition. The exercise of stock options and the related tax benefits contributed $9.5 million in the first fiscal quarter of 2009, compared to $1.6 million in the comparable period of fiscal 2008. Finally, the Company made cash payments of $9.1 million for deferred financing costs related to the new unsecured convertible notes and senior secured credit facility.

As a result of the above, total cash increased by $35.0 million in the first fiscal quarter of 2009, compared to a cash decrease of $20.9 million in the comparable period of fiscal 2008.

At June 29, 2008, there was $225.0 million outstanding under the Term A Loans and $172.5 million outstanding in convertible notes. At March 31, 2008, there was $351.4 million outstanding under the Term B Loans. There were no borrowings under the revolving credit lines at June 29, 2008, and March 31, 2008.

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

We currently are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our cash requirements. See Note 8 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K for a detailed description of debt.

RELATED PARTY TRANSACTIONS

In May 2008, concurrently with the convertible note offering, certain of the our stockholders sold, 3,690,000 shares of EnerSys’ common stock to Goldman, Sachs & Co. pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by those stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders. In June 2007, certain of the our stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 6,000,000 shares of EnerSys’ common stock to Jefferies & Company, Inc. The offering closed on July 5, 2007.

We did not receive any proceeds from the common stock offerings, however, under the terms of its shareholders’ agreement, we did incur fees related to the offering of approximately $0.3 million and $0.2 million, respectively, in the fiscal quarters ended June 29, 2008 and July 1, 2007.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At June 29, 2008 and March 31, 2008 such agreements effectively convert $170.0 million and $203.0 million, respectively, of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the outstanding interest rate swap agreements:

In October 2005, we entered into interest rate swap agreements to fix interest rates on $75.0 million of floating rate debt through December 22, 2010. The fixed rates per year plus an applicable credit spread began December 22, 2005, and are 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year.

In August 2007, we entered into interest rate swap agreements, which became effective in February 2008, to fix interest rates on $40.0 million of floating rate debt through February 22, 2011, at 4.85% per year.

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

In connection with the issuance of $172.5 million aggregate principal amount of senior unsecured 3.375% convertible notes and the repayment of a portion of the senior secured Term Loan B in May 2008, the Company terminated $30 million of interest rate swap agreements which had been placed in October, 2005, at a loss of $1.2 million.

In addition, the interest rate swap agreements below were effective through February 22 or May 5, 2008.

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

A 100 basis point increase in interest rates would increase interest expense by approximately $1.1 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
June 29, 2008	$56.4	51.0	$1.11	11%
March 31, 2008	72.3	58.5	1.24	12%
July 1, 2007	$26.4	37.2	$0.71	8%

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, roughly one half of the cost of our lead requirements are known. This takes into account the hedge contracts in place at June 29, 2008, and lead purchased by June 29, 2008 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead over our estimated cost in fiscal 2008 would increase our annual total cost of goods sold by approximately $54 million or 3% of annualized first fiscal quarter of 2009 total cost of goods sold.

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

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce our impact from the volatility of currency movements. Based primarily on statistical currency correlations on our exposures in fiscal 2008, we are highly confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $8 million in more than one year out of twenty years.

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of June 29, 2008, and March 31, 2008, we had entered into a total of $66.5 million and $99.6 million, respectively, as follows:

	June 29, 2008				March 31, 2008
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual requirements (2)	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual requirements (2)
Sell euros for U.S. dollars	$54.0	$/€	1.46	15%	$91.5	$/€	1.47	39%
Sell UK pounds for U.S. dollars	12.5	$/£	1.952	25%	8.1	$/£	1.97	28%

Total	$66.5				$99.6

(2)	Based on the fiscal year currency requirements.

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

In June 2008, The Court of Commerce in Lyon, France ruled that the Company’s French subsidiary, EnerSys Sarl, was partially responsible for a 1999 fire in a French hotel under construction. EnerSys Sarl’s damages were assessed at 2.7 million euros, or $4.2 million. The Company intends to appeal this case but has recorded a $3.4 million charge in the quarter ended June 29, 2008 to fully accrue the court’s assessment. The remaining balance of approximately $0.8 million had been accrued previously in connection with our acquisition of ESG in 2002.

From time to time, we are involved in litigation incidental to the conduct of our business. We do not expect that any of this litigation, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow.

Item 1A.	Risk Factors

In addition to the other information set forth in this report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2008, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
Month 1 April 1 – April 27, 2008	—	—	—	—
Month 2 April 28 – May 25 2008	88,273	$33.29	—	—
Month 3 May 26 – June 29, 2008	9,748	$35.68	—	—
Total	98,021	$33.53	—	—

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys’ Annual Report on Form 10-K filed on June 11, 2008.

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys (incorporated by reference to Exhibit 4.3 to EnerSys’ Annual Report on Form 10-K filed on June 11, 2008).

4.4	Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K filed on May 28, 2008).

4.5	First Supplemental Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K filed on May 28, 2008).

10.1	Form of Stock Option Agreement (Three-Year Vesting Schedule) under either the EnerSys 2004 Equity Incentive Plan or the EnerSys 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K filed on May 6, 2008).

10.2	EnerSys Voluntary Deferred Compensation Plan for Executives (effective April 1, 2009) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K filed on May 6, 2008).

10.3	Fifth Amendment to the Credit Agreement, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K filed on May 19, 2008).

10.4	Waiver and Amendment Agreement to the Euro 25,000,000 Credit Agreement, among EnerSys Holdings (Luxembourg) S.a.r.l., EnerSys, EnerSys Capital, Inc. and Intesa Sanpaolo S.p.A., as Facility Agent and lender (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K filed on May 19, 2008).

10.5	Credit Agreement, dated as of June 27, 2008, among EnerSys, Bank of America, N.A., as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, Goldman Sachs Credit Partners L.P., RZB Finance LLC and PNC Bank, National Association, as Co-Documentation Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K filed on June 30, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: August 5, 2008

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys’ Annual Report on Form 10-K filed on June 11, 2008.

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys (incorporated by reference to Exhibit 4.3 to EnerSys’ Annual Report on Form 10-K filed on June 11, 2008).

4.4	Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K filed on May 28, 2008).

4.5	First Supplemental Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K filed on May 28, 2008).

10.1	Form of Stock Option Agreement (Three-Year Vesting Schedule) under either the EnerSys 2004 Equity Incentive Plan or the EnerSys 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K filed on May 6, 2008).

10.2	EnerSys Voluntary Deferred Compensation Plan for Executives (effective April 1, 2009) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K filed on May 6, 2008).

10.3	Fifth Amendment to the Credit Agreement, among EnerSys, EnerSys Capital Inc., various lending institutions party thereto, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K filed on May 19, 2008).

10.4	Waiver and Amendment Agreement to the Euro 25,000,000 Credit Agreement, among EnerSys Holdings (Luxembourg) S.a.r.l., EnerSys, EnerSys Capital, Inc. and Intesa Sanpaolo S.p.A., as Facility Agent and lender (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K filed on May 19, 2008).

10.5	Credit Agreement, dated as of June 27, 2008, among EnerSys, Bank of America, N.A., as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, Goldman Sachs Credit Partners L.P., RZB Finance LLC and PNC Bank, National Association, as Co-Documentation Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K filed on June 30, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).