Form 10-Q
period 2008-09-28
EnerSys
filed 2008-11-05
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  YES    ☒  NO.

Common Stock outstanding at October 31, 2008: 47,984,212 shares

ENERSYS

INDEX – FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets September 28, 2008 (Unaudited), and March 31, 2008	3

	Consolidated Condensed Statements of Income (Unaudited) For the Fiscal Quarters ended September 28, 2008, and September 30, 2007	4

	Consolidated Condensed Statements of Income (Unaudited) For the Six Fiscal Months Ended September 28, 2008, and September 30, 2007	5

	Consolidated Condensed Statements of Cash Flows (Unaudited) For the Six Fiscal Months Ended September 28, 2008, and September 30, 2007	6

	Consolidated Condensed Statements of Comprehensive Income (Unaudited) For the Fiscal Quarters and Six Fiscal Months Ended September 28, 2008, and September 30, 2007	7

	Notes to Consolidated Condensed Financial Statements (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4	Controls and Procedures	45

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1a.	Risk Factors	46

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 4	Submission of Matters to a Vote of Security Holders	47

Item 6.	Exhibits	48

SIGNATURES		49

EXHIBIT INDEX		50

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 28, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,606	$20,620
Accounts receivable, net	464,385	503,013
Inventories, net	303,853	335,729
Deferred taxes	15,058	16,848
Prepaid and other current assets	37,319	34,986

Total current assets	906,221	911,196

Property, plant, and equipment, net	330,731	339,997
Goodwill	345,697	358,429
Other intangible assets, net	79,800	80,139
Other assets	31,379	21,029

Total assets	$1,693,828	$1,710,790

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$18,899	$41,113
Current portion of long-term debt and capital lease obligations	20,322	12,968
Accounts payable	205,407	260,530
Accrued expenses	205,633	207,105

Total current liabilities	450,261	521,716

Long-term debt and capital lease obligations	406,819	372,673
Deferred taxes	45,884	44,161
Other liabilities	62,292	80,697

Total liabilities	965,256	1,019,247
Stockholders’ equity:
Common Stock, $0.01 par value, 135,000,000 shares authorized and 49,772,797 shares issued and outstanding at September 28, 2008; 49,060,906 shares issued and outstanding at March 31, 2008	498	491
Additional paid-in capital	382,034	368,963
Retained earnings	209,863	159,176
Accumulated other comprehensive income	136,177	162,913

Total stockholders’ equity	728,572	691,543

Total liabilities and stockholders’ equity	$1,693,828	$1,710,790

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Fiscal quarters ended
	September 28, 2008	September 30, 2007
Net sales	$526,754	$461,461
Cost of goods sold	417,780	369,447

Gross profit	108,974	92,014

Operating expenses	64,105	60,038
Restructuring charges	985	430

Operating earnings	43,884	31,546
Interest expense	5,765	7,129
Other expense, net	923	746

Earnings before income taxes	37,196	23,671
Income tax expense	12,002	6,912

Net earnings	$25,194	$16,759

Net earnings per common share:
Basic	$0.51	$0.36

Diluted	$0.50	$0.35

Weighted-average shares of common stock outstanding:
Basic	49,578,424	47,098,758

Diluted	50,621,441	48,068,262

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six fiscal months ended
	September 28, 2008	September 30, 2007
Net sales	$1,118,822	$891,324
Cost of goods sold	897,246	712,734

Gross profit	221,576	178,590

Operating expenses	134,013	117,560
Gain on sale of manufacturing facility	(10,884)	—
Legal proceedings charge	3,366	—
Restructuring charges	3,143	10,287

Operating earnings	91,938	50,743
Interest expense	11,952	14,283
Charges related to refinancing	5,209	—
Other expense, net	3,562	2,043

Earnings before income taxes	71,215	34,417
Income tax expense	20,528	10,265

Net earnings	$50,687	$24,152

Net earnings per common share:
Basic	$1.02	$0.51

Diluted	$1.00	$0.50

Weighted-average shares of common stock outstanding:
Basic	49,454,074	46,992,038

Diluted	50,564,479	47,959,897

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Six fiscal months ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities

Net earnings	$50,687	$24,152
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,021	24,269
Gain on sale of manufacturing facility	(10,884)	—
Write-off of deferred financing fees	3,963	—
Provision for doubtful accounts	1,189	293
Reduction in deferred taxes	(4,537)	(1,346)
Stock-based compensation	2,459	1,486
(Gain) loss on disposal and impairment of fixed assets	(149)	4,997
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	17,221	(37,283)
Inventory	20,092	(70,226)
Prepaid expenses and other current assets	(5,441)	(8,155)
Other assets	(433)	1,235
Accounts payable	(47,521)	47,068
Accrued expenses	10,049	12,730
Other liabilities	1,565	1,896

Net cash provided by operating activities	64,281	1,116

Cash flows from investing activities
Capital expenditures	(26,821)	(17,308)
Acquisitions	(108)	(16,770)
Proceeds from disposal of property, plant, and equipment	7,635	113

Net cash used in investing activities	(19,294)	(33,965)

Cash flows from financing activities
Net (decrease) increase in short-term debt	(22,924)	15,919
Proceeds from the issuance of long-term debt	397,500	—
Payments of long-term debt	(353,388)	(4,558)
Payments of capital lease obligations, net	(285)	(502)
Exercise of stock options	5,885	2,003
Tax benefits from exercises of stock options	4,734	1,663
Deferred financing costs	(10,546)	(23)

Net cash provided by financing activities	20,976	14,502

Effect of exchange rate changes on cash	(977)	626

Net increase (decrease) in cash and cash equivalents	64,986	(17,721)
Cash and cash equivalents at beginning of period	20,620	37,785

Cash and cash equivalents at end of period	$85,606	$20,064

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Fiscal quarters ended		Six fiscal months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net earnings	$25,194	$16,759	$50,687	$24,152
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivative instruments, net of tax	13,648	(2,086)	8,431	2,567
Minimum pension liability, net of tax	268	—	255	—
Foreign currency translation adjustments	(44,730)	22,461	(35,422)	30,932

Total comprehensive (loss) income	$(5,620)	$37,134	$23,951	$57,651

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all normal and recurring entries considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2008 Annual Report on Form 10-K (SEC File No. 001-32253) which was filed on June 11, 2008.

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

In the first fiscal quarter of 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

Also, in the first fiscal quarter of 2009, the Company adopted FASB’s SFAS No. 157, Fair Value Measurements (“SFAS 157”) as it relates to fair value measurement requirements for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. However, the FASB deferred the effective date of SFAS 157 until the beginning of the Company’s fiscal 2010, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill and other non-amortized intangibles. Accordingly, SFAS 157 does not require any new fair value measurements. The adoption of SFAS 157 as it relates to fair value measurement requirements for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

NOTE 2: ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161)”) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes SFAS 161 will not have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that SFAS 141(R) may have on its financial position and results of operations.

In May 2008, the FASB issued Staff Position Paper APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FASB Staff Position (“FSP”) will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of our net income and earnings per share. This FSP is effective for financial statements issued by the Company for the first quarter of fiscal 2010. The Company believes the adoption of FSP APB 14-1 will have the following impact on its financial position and results of operations, applied on a retrospective basis: the separation of our convertible notes into its debt and equity components will initially reduce long term debt and increase equity by approximately $45,000 and the accretion of debt discount will increase interest expense by a non-cash charge of approximately $5,000 in fiscal 2009, increasing up to $8,000 in fiscal 2015.

NOTE 3: ACQUISITIONS

In May 2007, the Company acquired approximately a 97% interest in Energia AD, a producer of industrial batteries, located in Targovishte, Bulgaria, which is now known as EnerSys AD (“EnerSys AD”). The total purchase price for this transaction was approximately $17,000 including transaction costs and adjustments and was financed using cash and existing credit facilities. The acquisition provides the Company with an additional low cost manufacturing platform with substantial expansion potential and increases the Company’s market presence in the rapidly growing Eastern European and Russian markets.

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

NOTE 4: INVENTORIES

Inventories, net consist of:

	September 28, 2008	March 31, 2008
Raw materials	$73,959	$81,645
Work-in-process	85,060	98,320
Finished goods	144,834	155,764

Total	$303,853	$335,729

Inventory reserves for obsolescence and other estimated losses were $18,876 and $13,963 at September 28, 2008, and March 31, 2008, respectively, and have been included in the net amounts shown above.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 1, we adopted SFAS 157 in the first quarter of 2009, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relates to our derivative contracts. We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. However, the FASB deferred the effective date of SFAS 157 until the beginning of the Company’s fiscal 2010, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill and other non-amortized intangibles. The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

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

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3:	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents our assets (liabilities) measured at fair value on a recurring basis as of September 28, 2008 and the basis for that measurement:

	Total Fair Value Measurement September 28, 2008	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(4,241)	$—	$(4,241)	$—
Lead forward contracts	2,862	—	2,862	—
Foreign currency forward contracts	640	—	640	—

The fair value of interest rate swap agreements are based on observable prices as quoted for receiving the variable three month London Interbank Offered Rates, or LIBOR and paying fixed interest rates and, therefore, were classified as Level 2.

The fair value of lead forward contracts were calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2.

The fair value for foreign currency forward contracts are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

See Note 6 for a further discussion of the Company’s derivative instruments and hedging activities.

NOTE 6: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statements of Income. The amount of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at September 28, 2008 and March 31, 2008, net of tax, was an unrecognized loss of approximately $480 and $8,911, respectively.

During the six fiscal months of 2009 and 2008, the Company recorded (losses) gains of $(1,652) and $739, respectively, on interest rate swaps which were recorded as (increases) decreases in interest expense. During the six fiscal months of 2009 and 2008, the Company recorded (losses) gains of $(25,216) and $26,192, respectively, on the settlement of lead hedge contracts and (losses) of $(2,878) and ($1,818), respectively, on foreign currency hedges which were recorded as (increases) decreases to cost of goods sold or included in inventory at the respective quarter ends.

NOTE 7: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the fiscal 2009 and 2008 interim periods were based on the estimated effective tax rates applicable for the full years ending March 31, 2009 and 2008, respectively, after giving effect to items specifically related to the interim periods. The effective income tax rates for the second fiscal quarters of 2009 and 2008 were 32.3% and 29.2%, respectively. The rate increase in the second fiscal quarter of 2009 as compared to the comparable prior year period is primarily due to the mix of our earnings realized from higher-taxed jurisdictions during the current period versus the prior period. The effective income tax rates for the six fiscal months of 2009 and 2008 were 28.8% and 29.8%, respectively. The rate decrease in the six fiscal months of 2009 as compared to the comparable prior year period is primarily due to a $1.1 million tax benefit from the effective settlement of a foreign tax audit, which was recognized in the first fiscal quarter of 2009.

The effective income tax rate for the fiscal year ended March 31, 2008 was 30.7%. In fiscal 2008, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions resulted in an approximate one percentage point decrease in our effective tax rate compared to the prior year.

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

	Fiscal quarters ended		Six fiscal months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Balance at beginning of period	$35,897	$29,381	$34,037	$27,533
Current period provisions	4,372	3,009	10,167	7,165
Cost incurred	(3,904)	(2,520)	(7,985)	(5,071)
Foreign exchange and other	(1,342)	788	(1,196)	1,031

Balance at end of period	$35,023	$30,658	$35,023	$30,658

NOTE 9: COMMITMENTS, CONTINGENCIES AND LITIGATION

Litigation and Other Legal Matters

In June 2008, the Court of Commerce in Lyon, France ruled that our Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. EnerSys Sarl’s portion of the damages was assessed at 2,700 euros, or $4,200. The Company has appealed this case but recorded a $3,366 charge in the six fiscal months ended September 28, 2008, to fully accrue the court’s assessment. The remaining balance of approximately $800 had been accrued previously in connection with the Company’s acquisition of the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys plc. (“ESG”) in 2002. The assessment was paid in the third fiscal quarter of 2009.

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

As more fully described in Notes 19 and 20 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K, the Company is involved in ongoing environmental matters at certain of its United States and foreign facilities. The Company may have potential environmental liabilities at its Sumter, South Carolina facility and has established reserves in accrued restructuring and accrued expenses of approximately $4,007 at September 28, 2008, and March 31, 2008. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities. In the first fiscal quarter of 2009, the Company sold its Manchester, England manufacturing facility and removed $6,623 of environmental reserves associated with this location. The new owners have assumed the related environmental obligations.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. Each such contract is for a period not extending beyond one year. Under these contracts, at September 28, 2008, and March 31, 2008, the Company was committed to purchase approximately 40,535 and 58,495 pounds of lead, respectively, for a total purchase price of $33,073 and $72,307, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures, the Company has entered into foreign currency forward contracts with financial institutions. As of September 28, 2008 and March 31, 2008, the Company had entered into foreign currency forward contracts that totaled $58,500 and $99,550, respectively.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable debt interest expense. At September 28, 2008 and March 31, 2008, such agreements effectively convert $170,000 and $203,000, respectively, of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by it under these agreements.

In connection with the issuance of $172,500 aggregate principal amount of senior unsecured 3.375% convertible notes and the repayment of a portion of the senior secured Term Loan B in May 2008, the Company terminated $30,000 of interest rate swap agreements that had been placed in October 2005, at a loss of $1,246.

NOTE 10: GAIN ON SALE OF MANUFACTURING FACILITY

In May 2008, as part of its ongoing European restructuring program, the Company received net proceeds of approximately $7,400 from the sale of its Manchester, England manufacturing facility and recorded a gain of approximately $10,884 ($8,597 net of tax). This sale is consistent with the Company’s strategy to migrate its production to lower cost facilities. Included in the pre-tax gain was the removal of $6,623 in environmental reserves associated with the Manchester facility as all environmental matters related to this facility were assumed by the buyer. The environmental reserves were created in purchase accounting in connection with an exit and restructuring plan for certain ESG facilities in North America and Europe in fiscal 2002, following the acquisition of ESG.

NOTE 11: RESTRUCTURING PLANS

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans.

Acquisition related restructuring

The acquisition related restructuring plans were initiated in connection with the acquisition of EnerSys AD in May 2007, and the acquisition of ESG in 2002. The plans have been aggregated in the following table as the EnerSys AD activity is not considered material.

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

The Company is continuing to take actions consistent with its original plan to resolve these issues. A roll-forward of the acquisition related restructuring reserve for the six fiscal months of 2009 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2008	$2,174	$959	$6,585	$563	$10,281
Accrued	—	—	—	—	—
Costs incurred	(348)	—	—	(150)	(498)
Accrual adjustment	(415)	—	(6,585)	—	(7,000)
Foreign currency impact and other	(107)	(78)	—	(45)	(230)

Balance at September 28, 2008	$1,304	$881	$—	$368	$2,553

ESG acquisition

In 2002, following EnerSys’ acquisition of ESG, the Company formulated an exit and restructuring plan for certain ESG facilities in North America and Europe. One of our European facilities remains open after significant restructuring and now operates at a lower operating cost base. The facility identified in the United States has been closed and the Manchester, England facility has been sold. The balance of the ESG acquisition-related restructuring reserve at September 28, 2008, is $2,270, including employee severance liability in the United Kingdom of $980.

EnerSys AD acquisition

Following the May 2007 acquisition of EnerSys AD, and in connection with further European restructuring initiatives (see below), the Company announced its commitment to restructure certain of EnerSys AD’s operations primarily to facilitate the integration of EnerSys AD into the Company’s worldwide operations. The balance of the EnerSys AD acquisition-related restructuring reserve at September 28, 2008, is $283 which the Company anticipates spending primarily during fiscal 2009.

Non-acquisition related restructuring plans

The non-acquisition related restructuring plans were initiated in connection with the following cost-reduction programs: in North and South America in fiscal 2002; in the European motive power segment in fiscal 2006; and in Europe in the first fiscal quarter of 2008, to facilitate the integration of EnerSys AD into the Company’s operations. The Company based its accounting and disclosures primarily on the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, charges to net earnings were made in the periods in which restructuring plans liabilities were incurred. These plans individually are not material and accordingly have been aggregated.

A roll-forward of these non-acquisition related restructuring reserves for the six fiscal months of 2009 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2008	$3,000	$61	$2,370	$128	$5,559
Accrual	3,143	—	—	—	3,143
Costs incurred	(3,848)	38	—	—	(3,810)
Foreign currency impact and other	(188)	(7)	—	(6)	(201)

Balance at September 28, 2008	$2,107	$92	$2,370	$122	$4,691

North and South America

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. As of September 28, 2008, the reserve balance associated with these actions is $2,419, a portion of which the Company expects to spend in the current fiscal year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

Motive Power in Europe

During fiscal 2006, the Company incurred restructuring charges of $6,217, primarily for the motive power segment, to cover estimated costs in Europe for staff reductions of 112 employees, exiting a product line, and closing several ancillary locations. The charges included a non-cash write-off of $1,410, primarily for machinery and equipment. As of September 28, 2008, the reserve balance associated with these actions is $652, which mostly represents severance obligations the Company anticipates spending during this fiscal year or upon the individual employee’s determination.

European Restructuring

During the first fiscal quarter of 2008, the Company announced its commitment to restructure certain of its European operations. The restructuring will primarily facilitate the integration of EnerSys AD’s reserve and motive power businesses into the Company’s worldwide operations. The restructuring is designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the EnerSys AD transaction. Restructuring actions commenced upon the completion of the requisite labor consultations, and the Company expects to substantially complete these actions by the end of the fiscal 2009. The Company estimates that the total charges for the European restructuring will amount to approximately $18,000, which includes cash expenses of approximately $13,900, primarily for employee severance-related payments, and a non-cash charge of approximately $4,100, primarily for fixed asset impairments. Based on actual commitments through September 28, 2008, the Company recorded a restructuring charge of $16,334. The charge was comprised of $12,238 as a restructuring accrual, primarily in Europe, for reductions of 208 staff and $4,096 for a non-cash impairment charge for machinery and equipment. Based on actual commitments incurred in the six fiscal months of 2009 and 2008, the Company recorded restructuring charges of $3,143 and $10,287, respectively. As of September 28, 2008, the reserve balance associated with these actions is $1,620. The Company expects to spend the majority of this reserve in the current fiscal year.

NOTE 12: DEBT, WRITE-OFF OF DEFERRED FINANCING FEES AND LOSS ON TERMINATION OF INTEREST RATE SWAP AGREEMENT

Senior Unsecured 3.375% Convertible Notes

In May 2008, the Company issued $172,500 aggregate principal amount of senior unsecured 3.375% convertible notes, and used the net proceeds of $168,200 to repay a portion of its then existing senior secured Term Loan B. The senior unsecured 3.375% convertible notes are potentially convertible, at the option of the holders, into approximately 4.25 million shares of EnerSys common stock. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.

At September 28, 2008, there was $172,500 outstanding under the senior unsecured 3.375% convertible notes.

In connection with the issuance of the $172,500 aggregate principal amount of senior unsecured 3.375% convertible notes and the repayment of a portion of the senior secured Term Loan B in May 2008, the Company terminated certain interest rate swap agreements and amended its $480,000 Senior Secured Credit Agreement and its Euro 25,000 Credit Agreement.

New Senior Secured Credit Facility

In June 2008, the Company completed the refinancing of approximately $192,000 of the outstanding combined balance of the senior secured Term Loan B and its then existing revolving credit facility with a new $350,000 senior secured credit facility comprising $225,000 in Term A Loan and a new, undrawn $125,000 revolving credit facility.

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

At September 28, 2008, there was $225,000 outstanding under the new Term A Loan, there were no borrowings under the revolving credit facility.

At September 28, 2008 and March 31, 2008, there were $48,524 and $60,897 respectively, of borrowings outstanding outside the United States.

Obligations under the new senior secured credit facility are secured by substantially all of our existing and hereafter acquired assets located in the United States, including substantially all of the capital stock of our United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of our foreign subsidiaries that are owned by our United States companies. The Company’s credit agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, repurchasing the Company’s common stock, paying dividends and certain other actions. At September 28, 2008, the Company was in compliance with all such covenants.

In connection with the issuance of the $172,500 senior unsecured 3.375% convertible notes and the refinancing under the new $350,000 senior secured credit facility, the Company wrote-off approximately $3,963 of unamortized deferred financing costs associated with the prior senior secured credit facility, and incurred approximately $10,621 in new deferred financing costs for the issuance of the $172,500 senior unsecured 3.375% convertible notes and the refinancing under the new $350,000 senior secured credit facility, and terminated interest rate swap agreements of $30,000 which had been placed in October 2005, at a loss of $1,246.

Prior Senior Secured Credit Facility

The $455,900 senior secured Term Loan B was subject to a 0.25% quarterly principal amortization and matured on March 17, 2011. The $100,000 revolving credit line matured on March 17, 2009. Borrowings under the credit agreements bore interest at a floating rate based, at our option, upon (i) a LIBOR rate plus an applicable percentage (1.75% at time of termination), or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (0.75% at time of termination). The facility required prepayment based upon certain excess cash flow amounts, as defined. There was no prepayment penalty on loans under the $455,900 senior secured credit facility.

At March 31, 2008, there were $351,427 in borrowings outstanding under the prior Term Loan B and there were no borrowings under the revolving credit facility.

Amendments of Credit Agreements

On May 16, 2008, the Company completed the Fifth Amendment to the $455,900 Senior Secured Credit Agreement which allowed for the issuance of up to $205,000 of unsecured indebtedness. The proceeds from the unsecured indebtedness were required to be used to pay down the senior secured Term Loan B. On May 28, 2008, the Company used the net proceeds of $168,200 from the senior unsecured 3.375% convertible notes to pay down a portion of the senior secured Term Loan B.

On May 15, 2008, the Company amended its Euro 25,000 Credit Agreement to allow for the issuance of up to $205,000 of unsecured indebtedness. The proceeds from the unsecured indebtedness were required to be used to pay down the senior secured Term Loan B. Additionally, the amendment authorized the Company to enter into a new $350,000 US credit facility on terms substantially similar to the then existing Credit Agreement.

See Note 18: Subsequent Events for discussions of an Amendment to the Company’s Euro 25,000 Credit Agreement and the Company’s purchase of 1.8 million shares of its common stock at $11 per common share for $19,800 in the aggregate from an institutional shareholder on October 30, 2008.

NOTE 13: RETIREMENT PLANS

The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans.

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$76	$57	$949	$913
Interest cost	147	138	700	559
Expected return on plan assets	(160)	(160)	(445)	(449)
Amortization and deferral	45	37	—	16

Net periodic benefit cost	$108	$72	$1,204	$1,039

	United States Plans		International Plans
	Six fiscal months ended		Six fiscal months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$151	$115	$1,942	$1,810
Interest cost	292	275	1,434	1,107
Expected return on plan assets	(319)	(319)	(912)	(891)
Amortization and deferral	89	75	—	32

Net periodic benefit cost	$213	$146	$2,464	$2,058

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Six fiscal months ended		Six fiscal months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Discount rate	6.0%	6.0%	4.3 - 6.0%	4.0 - 5.0%
Expected return on plan assets	8.0%	8.0%	5.5 - 8.0%	5.5 - 8.0%
Rate of compensation increase	N/A	N/A	2.0 - 3.0%	2.0 -3.0%

The Company presently anticipates contributing a total of approximately $6,000 to its defined benefit pension plans in fiscal 2009, based on current actuarial information.

The Company has a 401(k) plan covering all United States based employees who are not covered by a collective bargaining agreement.

NOTE 14: EQUITY INCENTIVE PLANS

At September 28, 2008, the Company maintained three equity incentive plans, the 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan, that reserve 11,289,232 shares of Common Stock for the grant of various classes of equity including nonqualified stock options, restricted stock, restricted stock units and other forms of equity-based compensation. The Company’s equity incentive plans are used to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. As of September 28, 2008, the Company had 2,061,150 shares available for future grants.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest and become exercisable 25% per year over a four-year period from the date of grant. Non-qualified stock options issued in fiscal 2009 vest and become exercisable 33 1/3 % per year over a three-year period from the date of grant. Options generally expire in 10 years from the date of grant.

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

The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the options granted in the six fiscal months of 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.09%, dividend yield of zero, expected life of 5 years and expected volatility of 38.6%.

The Company recognized equity-based compensation expense associated with stock option grants of approximately $584, with a related tax benefit of $189, for the second fiscal quarter of 2009, and $333, with a related tax benefit of $97, for the second fiscal quarter of 2008. The Company recognized equity-based compensation expense associated with stock option grants of approximately $974, with a related tax benefit of $281, for the six fiscal months of 2009, and $557, with a related tax benefit of $166, for the six fiscal months of 2008. For the full fiscal year 2008, the Company recognized equity-based compensation expense associated with stock option grants of approximately $1,168, with a related tax benefit of $358.

The following table summarizes the Company’s stock option activity in the six fiscal months ended September 28, 2008:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2008	3,534,935	4.4	$15.27	$30,617
Granted	264,206		30.19	—
Exercised	(974,791)		15.41	13,480
Cancelled	(5,434)		14.75	29

Options outstanding as of September 28, 2008	2,818,916	4.4	$16.62	$14,558

Options exercisable as of September 28, 2008	2,285,123	3.4	$15.00	$13,766

Options expected to vest as of March 31, 2009	22,750	6.4	$14.28	$132

The following table summarizes information regarding stock options outstanding and exercisable at September 28, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00-$10.00	9,200	0.1	$3.74	9,200	$3.74
$10.01-$15.00	1,485,295	3.8	11.10	1,424,713	11.01
$15.01-20.00	433,280	5.7	17.51	224,275	16.82
$20.01-25.00	484,863	3.4	21.86	484,863	21.86
$25.01-30.00	142,072	2.1	29.36	142,072	29.36
Over $30.00	264,206	9.7	30.19	—	—

	2,818,916	4.4	$16.62	2,285,123	$15.00

A summary of the status of the Company’s non-vested options as of September 28, 2008, and changes during the six fiscal months ended September 28, 2008, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2008	515,023	$7.11
Granted	264,206	11.64
Vested	(245,002)	6.61
Forfeited	(434)	8.00

Nonvested at September 28, 2008	533,793	$9.58

Restricted Stock

In fiscal 2006, the Company approved grants of 263,282 shares of restricted stock at a weighted average fair market value on that date of grants of $13.18 per share. In fiscal 2007, the Company approved grants of 9,000 shares of restricted stock at a weighted average fair market value on the date of grants of $16.11 per share. Generally, restricted stock is granted at the fair market value of the Company’s common stock on the date of grant and vest in annual installments over a four-year period from the date of grant. In the six fiscal months of 2009, 500 shares of restricted stock were cancelled.

The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $114, with a related tax benefit of $36, for the second fiscal quarter of 2009 and approximately $224, with a related tax benefit of $65, for the second fiscal quarter of 2008. The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $229, with a related tax benefit of $66, for the six fiscal months of 2009 and approximately $448, with a related tax benefit of $135, for the six fiscal months of 2008. For the full fiscal year 2008, the Company recognized equity-based compensation expense associated with the vesting of restricted stock grants of approximately $907, with a related tax benefit of $279.

Restricted Stock Units

The Company granted to management and other key employees of 226,210 restricted stock units on May 21, 2008, at the fair market value on that date of $30.19, and 141,140 restricted stock units on May 29, 2007, at the fair market value on that date of $18.25. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant.

The Company granted to non-employee directors 19,831 restricted stock units on August 13, 2007, at the fair market value on that date of $16.96, and 18,408 restricted stock units on August 28, 2008, at the fair market value on that date of $26.08. In the second fiscal quarter of 2009, 4,956 of these restricted stock units were cancelled as the result of changes in the Company’s directors. These restricted stock units vest thirteen-months following the date of grant.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units of approximately $721, with a related tax benefit of $233, for the second fiscal quarter of 2009, and approximately $225, with a related tax benefit of $71, for the second fiscal quarter of 2008. The Company recognized equity-based compensation expense related to the vesting of restricted stock units of approximately $1,257, with a related tax benefit of $362, for the six fiscal months of 2009, and approximately $411, with a related tax benefit of $129, for the six fiscal months of 2008. For the full fiscal year 2008, the Company recognized equity-based compensation expense associated with the vesting of restricted stock unit grants of approximately $953, with a related tax benefit of $231.

All Equity Award Plans

As of September 28, 2008, unrecognized compensation expense associated with the non-vested equity incentive awards outstanding was $12,960 and is expected to be recognized over a weighted average period of 30 months.

Employee Stock Purchase Plan

On July 26, 2004, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”). The Plan was amended by the Board of Directors on November 9, 2004. This ESPP is considered by the Company to be non-compensatory and no compensation expense is recorded when shares are issued under the ESPP.

NOTE 15: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share – diluted gives effect to all dilutive potential common shares that were outstanding during the period. At September 28, 2008, the Company had outstanding stock options, restricted stock, restricted stock units and senior unsecured 3.375% convertible notes which could potentially dilute basic earnings per share in the future. Weighted average common shares – basic and common shares – diluted were as follows:

	Fiscal quarters ended		Six fiscal months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Weighted average shares of common stock outstanding—basic	49,578,424	47,098,758	49,454,074	46,992,038
Assumed exercise of stock options, net of shares assumed reacquired	1,043,017	969,504	1,110,405	967,859

Weighted average common shares—diluted	50,621,441	48,068,262	50,564,479	47,959,897

Antidilutive options and unvested restricted stock and restricted stock units not included in weighted average common shares—diluted	142,072	1,178,685	274,175	1,334,238

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $172,500, senior unsecured 3.375% convertible notes due 2038, which the Company issued in May 2008, is approximately 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the six fiscal months of 2009, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

See Note 18: Subsequent Events for a discussion of the Company’s purchase of 1.8 million shares of its common stock at $11 per common share for $19,800 in the aggregate from an institutional shareholder on October 30, 2008.

NOTE 16: SECONDARY OFFERING

In May 2008, concurrently with the convertible note offering, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 3,690,000 shares of the Company’s common stock to Goldman, Sachs & Co. and Bank of America Securities LLC. The offering closed on May 28, 2008.

The Company did not receive any proceeds from the common stock offerings, however, under the terms of its 2004 Securityholder Agreement, the Company did incur fees related to the offerings of approximately $330 and $200, respectively, in the six months of fiscal 2009 and 2008.

NOTE 17: BUSINESS SEGMENTS

The Company has the following two reportable business segments:

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems (“UPS”) applications for computer and computer-controlled systems, switchgear and electrical control systems used in electric utilities and energy pipelines, security systems, and other specialty power applications, including premium starting, lighting and ignition applications and in commercial aircraft and military aircraft, submarines and tactical vehicles.

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Consolidated
Fiscal quarter ended September 28, 2008:
Net sales	$246,052	$280,702	$526,754

Total operating earnings	$26,412	$17,472	$43,884

Fiscal quarter ended September 30, 2007:
Net sales	$198,597	$262,864	$461,461

Total operating earnings	$9,053	$22,493	$31,546

Six fiscal months ended September 28, 2008:
Net sales	$504,842	$613,980	$1,118,822

Total operating earnings	$53,583	$38,355	$91,938

Six fiscal months ended September 30, 2007:
Net sales	$383,298	$508,026	$891,324

Total operating earnings	$10,130	$40,613	$50,743

NOTE 18: SUBSEQUENT EVENTS

Amendment of European Credit Agreement

On October 16, 2008, the Company amended its Euro 25,000 Credit Agreement in order to incorporate into the agreement, changes and covenants from the new senior secured credit facility.

Common Stock Buyback

On October 30, 2008, the Company completed the purchase of 1.8 million shares of its common stock at $11.00 per common share for $19,800 in the aggregate from an institutional shareholder.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2008 Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

We have two business segments: reserve power and motive power. Net sales classifications by segment are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems (“UPS”) applications for computer and computer-controlled systems, switchgear and electrical control systems used in electric utilities and energy pipelines, security systems, and other specialty power applications, including premium starting, lighting and ignition applications and in commercial aircraft and military aircraft, submarines and tactical vehicles.

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

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing locations throughout the world. Approximately 60% of our current manufacturing capacity and our net sales for the six fiscal months of 2009 and 2008 are outside of the United States. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	changes in our market share in the business segments and regions where we operate;

•	changes in our selling prices and our product costs;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	the extent to which we can control our fixed and variable costs, including those for our raw materials, manufacturing, distribution and operating activities;

•	changes in our level of debt and changes in the variable interest rates under our credit facilities; and

•	the size and number of acquisitions and our ability to achieve their intended benefits.

Market conditions in our industry generally remained strong in fiscal 2008 and through the first quarter of fiscal 2009. The economic climate has deteriorated since then; worldwide industrial production and capital spending are slowing and both have an impact on our unit sales volume.

During the last three fiscal years, the costs of our raw materials, of which lead is the primary one, have fluctuated significantly. Our estimated incremental lead cost, due to increased price, was approximately $98 million in the six fiscal months of 2009 over six fiscal months of 2008 and was approximately $222 million in fiscal 2008 over fiscal 2007. The highest price for lead on the London Metal Exchange during fiscal 2008 was $1.81 per pound on October 15, 2007. The highest and the lowest price for lead on the London Metal Exchange during the six fiscal months of 2009 was, respectively, $1.34 per pound on April 7, 2008 and $0.70 per pound on July 4, 2008. In October 2008, lead fell to a low of approximately $0.52 per pound on October 24, 2008.

Our selling prices have increased substantially during the last several years to partially offset the higher cost of commodities. The recent decline in commodity costs may result in a decline in average selling prices in future quarters. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

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

RESULTS OF OPERATIONS

NET SALES

Current quarter by segment

	Fiscal quarter ended September 28, 2008		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$246.1	46.7%	$198.6	43.0%	$47.5	23.9%
Motive Power	280.7	53.3	262.9	57.0	17.8	6.8

Total	$526.8	100.0%	$461.5	100.0%	$65.3	14.1%

Year to date by segment

	Six fiscal months ended September 28, 2008		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$504.8	45.1%	$383.3	43.0%	$121.5	31.7%
Motive Power	614.0	54.9	508.0	57.0	106.0	20.9

Total	$1,118.8	100.0%	$891.3	100.0%	$227.5	25.5%

Current quarter by region

	Fiscal quarter ended September 28, 2008		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe (1)	$266.1	50.5%	$247.7	53.7%	$18.4	7.4%
Americas	221.9	42.1	182.6	39.5	39.3	21.5
Asia	38.8	7.4	31.2	6.8	7.6	24.5

Total	$526.8	100.0%	$461.5	100.0%	$65.3	14.1%

Year to date by region

	Six fiscal months ended September 28, 2008		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe (1)	$586.3	52.4%	$476.0	53.4%	$110.3	23.2%
Americas	451.2	40.3	359.2	40.3	92.0	25.6
Asia	81.3	7.3	56.1	6.3	25.2	44.9

Total	$1,118.8	100.0%	$891.3	100.0%	$227.5	25.5%

(1)	Includes Europe, Middle East and Africa

Net sales increased $65.3 million or 14.1% in the second fiscal quarter of 2009 and increased $227.5 million or 25.5% in the six fiscal months of 2009 over the comparable periods in fiscal 2008. Stronger foreign currencies, primarily the euro compared to the U.S. dollar, resulted in an increase in net sales of $21 million or 5% in the second fiscal quarter of 2009 and increased $67 million or 8% in the six fiscal months of 2009, over the comparable periods in fiscal 2008. The euro exchange rate to the U.S. dollar averaged 1.50 ($/ €) in the second fiscal quarter and 1.54 ($/ €) in the six fiscal months of 2009, compared to 1.39 ($/ €) in the second fiscal quarter of 2008 and 1.37 ($/ €) in the six fiscal months of 2008.

Approximately $47 million or 10% and $129 million or 14%, respectively, of the increase in our sales in the second fiscal quarter and six fiscal months of 2009 over the comparable periods in fiscal 2008 are attributable to selling price recovery actions.

The organic change in sales (sales change excluding the effects of foreign currency translation and price increases) was a decrease of $3 million or 1% in the second fiscal quarter, but an increase of $31 million or 4% in the six fiscal months of 2009 over the same periods of prior year.

Segments

Sales in our motive power segment in the second fiscal quarter and six fiscal months of 2009, increased $17.8 million or 6.8% and $106.0 million or 20.9%, respectively, compared to the comparable periods of the prior year. Our motive power segment has begun to experience the effects of the global economic decline with a decrease of 5% in organic volume in the second fiscal quarter of 2009. This was offset by a 7% increase in selling prices and a 5% increase from the effects of stronger foreign currencies for a total increase in revenues of 7% over the comparable quarter of the fiscal 2008. In the six months of 2009, organic growth was 1% with selling price increasing by 11% and stronger foreign currencies contributing 8% to the total revenue increase of 21%.

Sales in our reserve power segment in the second fiscal quarter and six fiscal months of 2009, increased $47.5 million or 23.9% and $121.5 million or 31.7%, respectively, compared to the comparable periods of the prior year. In the second fiscal quarter of 2009, price increases contributed 15% of the growth, stronger foreign currencies contributed 4%, and organic growth contributed 5% to reserve power sales. In the six months of 2009, organic growth was 7%, stronger foreign currencies contributed 6%, and incremental selling prices contributed 19% for a total sales increase of 32% over the comparable six months of the prior year.

Regions

All of our regions achieved solid net sales growth in the second fiscal quarter and six fiscal months of 2009, compared to the comparable periods of 2008. However, our rate of growth is slowing as a result of the global decline in economic activity. Worldwide industrial production and capital spending are slowing and both have a significant impact on our unit sales volume.

Our European region sales in the second fiscal quarter and six fiscal months of 2009, excluding a 7% and 12% respective effect of foreign currency translation, increased approximately 1% and 11%, respectively, in comparison to the comparable periods of 2008, attributed primarily to increases in pricing.

Our Americas region sales in the second fiscal quarter and six fiscal months of 2009, excluding minimal effect of foreign currency translation, increased approximately 21% and 25%, respectively, in comparison to the comparable periods of 2008, due to significant increases in pricing and organic growth.

Our Asia region also experienced strong growth in sales which, excluding a 11% and 14% respective effect of foreign currency translation, increased approximately 14% and 31%, respectively, in the second fiscal quarter and six fiscal months of 2009, compared to the comparable periods of 2008. The strong growth in both periods was due to increased pricing and organic growth.

GROSS PROFIT

	Fiscal quarter ended September 28, 2008		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$109.0	20.7%	$92.0	19.9%	$17.0	18.5%

	Six fiscal months ended September 28, 2008		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$221.6	19.8%	$178.6	20.0%	$43.0	24.1%

Gross profit increased 18.5 % or $17.0 million in the second fiscal quarter of 2009, and increased 24.1 % or $43.0 million in the six fiscal months of 2009 when compared to the six fiscal months of 2008. Gross profit percentage of net sales improved 80 basis points in the second fiscal quarter of 2009, in comparison to the second fiscal quarter of 2008, and we continue to improve this margin on a sequential quarterly basis. The increase in the second fiscal quarter gross profit percentage is primarily attributed to improved selling price recovery as discussed below. We estimate that the cost of lead alone, our most significant raw material, increased our cost of sales by $34 million and $98 million, respectively, in second fiscal quarter and six fiscal months of 2009, compared to the comparable periods in fiscal 2008.

Strong efforts to pass through higher commodity costs from sales price increases continue to be made in all regions. As described previously, competitive conditions remain challenging in our industry. We estimate that realized selling price increases were approximately 10% and 14%, respectively, in the second fiscal quarter and six fiscal months of 2009. Our selling price increases exceeded our commodity cost increases by approximately $7 million and $16 million in the second fiscal quarter and in the six fiscal months of 2009. Consequently, our gross profit percentages, which began to improve in the fourth fiscal quarter of 2008, continued to improve through this second quarter. We estimate that realized selling price increases were approximately 14% in fiscal 2008 (which represents approximately 85% of the commodity cost increases experienced during fiscal 2008). Our sales initiatives will continue to emphasize pricing activities to improve gross profit and continue to focus on improving product mix to higher margin products. Additionally, we remain highly focused on our long-standing and on-going cost reduction programs. These programs continue to be highly effective in reducing our costs and, accordingly, have had a significant impact in improving our operating results.

OPERATING EXPENSES AND GAIN ON SALE OF MANUFACTURING FACILITY

	Fiscal quarter ended September 28, 2008		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$64.1	12.2%	$60.0	13.0%	$4.1	6.8%

Restructuring charges	$1.0	0.2%	$0.4	0.1%	$0.6	150.0%

	Six fiscal months ended September 28, 2008		Six fiscal months ended September 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$134.0	12.0%	$117.6	13.2%	$16.4	13.9%

Gain on sale of manufacturing facility	$(10.9)	(1.0)%	$—	—%	$(10.9)	NA %

Restructuring charges	$3.2	0.3%	$10.3	1.2%	$(7.1)	(68.9)%

Legal proceedings charge	$3.4	0.3%	$—	—%	$3.4	NA %

Operating expenses, excluding the effect of foreign currency translation, increased 1% or $0.8 million in the second fiscal quarter of 2009 and increased 6% or $7 million in the six fiscal months of 2009, when compared to the comparable periods of 2008, due primarily to the inclusion of operating expenses from our higher sales volume. Operating expenses as a percentage of net sales decreased 80 basis points in the second fiscal quarter of 2009 and decreased 120 basis points in the six fiscal months of 2009, when compared to the comparable periods of 2008.

Selling expenses, our main component of operating expenses, were 62.9% and 62.8% of total operating expenses in the second fiscal quarter and the six fiscal months of 2009, respectively, compared to 61.4% and 62.6%, respectively of total operating expenses in the second fiscal quarter and the six fiscal months of 2008. However, selling expenses, like total operating expenses, declined as a percent of total net sales in both of the fiscal 2009 periods. Selling expenses as a percentage of net sales decreased 30 basis points and 80 basis points, respectively, in the second fiscal quarter and first six fiscal months of 2009, when compared to the comparable periods of 2008. In addition, we continue to focus on expense saving initiatives and to further leveraging the fixed components of our operating expenses.

Gain on sale of manufacturing facility

Included in our six fiscal months of 2009 operating results are $10.9 million of highlighted gains resulting from the sale of the Company’s manufacturing facility in Manchester, England. Included in the gain was the release of $6.6 million of environmental reserves established through purchase accounting of the ESG acquisition in fiscal 2002. The sale of the facility was a planned element of the ongoing European restructuring program and is consistent with the Company’s strategy to migrate its production to lower cost facilities.

Restructuring charges

Included in our second fiscal quarter and six fiscal months of 2009 operating results are $1.0 million and $3.2 million, respectively, of highlighted restructuring charges primarily for staff reductions made in connection with the ongoing European restructuring program that we began in fiscal 2008, as a result of the EnerSys AD (formerly known as Energia AD) acquisition.

Included in operating results for our second fiscal quarter of 2008 and the six fiscal months of 2008 are approximately $0.4 million and $10.3 million, respectively, of highlighted restructuring charges related to the European restructuring, comprised as follows: in our second fiscal quarter of 2008, approximately $0.3 million of restructuring costs were incurred for additional professional fees, primarily in Europe, and a non-cash impairment charges amounted to $0.1 million for machinery and equipment that were impaired as a result of the EnerSys AD acquisition. These charges brought our total charges for staff reductions for the six fiscal months of 2008 to approximately $5.2 million, and the total non-cash impairment charges for redundant machinery and equipment approximated $5.1 million.

The European restructuring charges for all of fiscal 2008 totaled $13.2 million, which comprised a $9.3 million restructuring charge for staff reductions, primarily in Europe, and a non-cash impairment charge of $3.9 million for machinery and equipment that were impaired.

The Company expects to incur approximately $1.6 million of additional charges related to the European restructuring in the remainder of fiscal 2009.

Legal proceedings charge

Included in our six fiscal months of 2009 operating results are $3.4 million of highlighted expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that the Company’s French subsidiary, EnerSys Sarl, was partially responsible for a 1999 fire in a French hotel under construction, which occurred prior to the our acquisition of EnerSys Sarl in 2002. The Company has appealed this case but recorded a $3.4 million charge in the first fiscal quarter of 2009 and paid the assessment the third fiscal quarter of 2009.

The remaining balance of approximately $0.8 million had been accrued previously in connection with the Company’s acquisition of ESG in 2002.

OPERATING EARNINGS

Current quarter by segment

	Fiscal quarter ended September 28, 2008		Fiscal quarter ended September 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage
Reserve power	$26.6	10.8%	$9.4	4.7%	$17.2	183.0%
Motive power	18.3	6.5	22.6	8.6	(4.3)	(19.0)

Subtotal	44.9	8.5	32.0	6.9	12.9	40.3
Restructuring charges-Reserve	(0.2)	—	(0.3)	(0.1)	0.1	33.3
Restructuring charges-Motive	(0.8)	(0.2)	(0.2)	—	(0.6)	NA

Total operating earnings	$43.9	8.3%	$31.5	6.8%	$12.4	39.1%

Year to date by segment

	Six fiscal months ended September 28, 2008		Six fiscal months ended September 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage
Reserve power	$47.6	9.4%	$17.8	5.3%	$29.8	167.4%
Motive power	40.0	6.5	43.2	8.0	(3.2)	(7.4)

Subtotal	87.6	7.8	61.0	6.8	26.6	43.5
Gain on sale of manufacturing facility-Reserve	10.9	2.2	—	—	10.9	NA
Restructuring charges-Reserve	(1.5)	(0.3)	(7.7)	(2.0)	6.2	NA
Restructuring charges-Motive	(1.7)	(0.3)	(2.6)	(0.5)	0.9	34.6
Legal proceedings charge-Reserve	(3.4)	(0.7)	—	—	(3.4)	NA

Total operating earnings	$91.9	8.2%	$50.7	5.7%	$41.2	81.2%

Current quarter by region

	Fiscal quarter ended September 28, 2008		Fiscal quarter ended September 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Europe (1)	$20.2	7.6%	$13.7	5.6%	$6.5	47.4%
Americas	21.2	9.5	16.8	9.1	4.4	26.2
Asia	3.5	8.9	1.5	4.8	2.0	133.3

Subtotal	44.9	8.5	32.0	6.9	12.9	40.3
Restructuring (charges)-Europe	(1.0)	(0.4)	(0.5)	(0.1)	(0.5)	NA

Total operating earnings	$43.9	8.3%	$31.5	6.8%	$12.4	39.1%

Year to date by region

	Six fiscal months ended September 28, 2008		Six fiscal months ended September 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Europe (1)	$45.7	7.8%	$25.1	5.3%	$20.6	82.1%
Americas	35.2	7.8	33.6	9.4	1.6	4.8
Asia	6.7	8.3	2.3	4.1	4.4	191.3

Subtotal	87.6	7.8	61.0	6.8	26.6	43.6
Gain on sale of manufacturing facility-Europe	10.9	1.9	—	—	10.9	NA
Restructuring (charges)-Europe	(3.2)	(0.6)	(10.3)	(2.2)	7.1	69.0
Legal proceedings charge-Europe	(3.4)	(0.6)	—	—	(3.4)	NA

Total operating earnings	$91.9	8.2%	$50.7	5.7%	$41.2	81.2%

(1)	Includes Europe, Middle East and Africa
(2)	The percentages shown for the regions and segments are computed as a percentage of the applicable region or segment’s net sales.

Operating earnings increased 39.1% or $12.4 million in the second fiscal quarter of 2009 and increased 81.2% or $41.2 million in the six fiscal months of 2009, in comparison to the second fiscal quarter and six fiscal months of 2008. Operating earnings as a percentage of net sales as shown in the table above, increased 150 basis points in the second fiscal quarter of 2009, and increased 250 basis points in the six fiscal months of 2009, when compared to the comparable periods of 2008.

Operating earnings in the second fiscal quarter of 2009 included $1.0 million of highlighted restructuring charges. Operating earnings in the second fiscal quarter of 2008 included $0.5 million of highlighted restructuring charges. In addition, as discussed above, our operating earnings were significantly affected by selling price increases, our continuing cost savings programs that lower cost of sales and operating expenses; partially offset by higher raw material costs.

Operating earnings in the six fiscal months of 2009 included ($4.3) million of net highlighted (credits) and charges as shown in the table above. Operating earnings in the six fiscal months of 2008 included $10.3 million of highlighted restructuring charges. In addition, as discussed above, our operating earnings were significantly affected by selling price increases to cover higher raw material cost, our continuing cost savings programs that lower cost of sales and operating expenses; partially offset by higher raw material costs.

INTEREST EXPENSE

	Fiscal quarter ended September 28, 2008		Fiscal quarter ended September 30, 2007		Decrease
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$5.8	1.1%	$7.1	1.5%	$(1.3)	(18.3)%

	Six fiscal months ended September 28, 2008		Six fiscal months ended September 30, 2007		Decrease
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$12.0	1.1%	$14.3	1.6%	$(2.3)	(16.1)%

Interest expense of $5.8 million in the second fiscal quarter of 2009 (net of interest income of $0.3 million) was $1.3 million lower than the $7.1 million in the second fiscal quarter of 2008 (net of interest income of $0.3 million). Interest expense of $12.0 million in the six fiscal months of 2009 (net of interest income of $0.5 million) was $2.3 million lower than the $14.3 million (net of interest income of $0.6 million) in the six fiscal months of 2008. Our average debt outstanding was $451.5 million and $447.3 million, respectively, in the second fiscal quarter and six fiscal months of 2009, compared to $419.6 million and $413.1 million, respectively, in the second fiscal quarter and six fiscal months of 2008. Our average interest rates incurred in the second fiscal quarter and six fiscal months of 2009 were 5.0% and 5.2%, respectively, compared to 6.5% in the second fiscal quarter and six fiscal months of 2008. Included in interest expense are non-cash charges for deferred financing fees of $0.5 million and $0.9 million, respectively, in the second fiscal quarter and six fiscal months of 2009, compared to $0.4 million and $0.8 million, respectively, in the second fiscal quarter and six fiscal months of 2008. The decrease in interest expense in the six fiscal months of 2009, compared to the comparable period in fiscal 2008, is attributed primarily to a lower 3.375% interest coupon on the new $172.5 million convertible notes and lower LIBOR variable rates and higher interest income on invested cash, partially offset by higher borrowing levels.

CHARGES RELATED TO REFINANCING

	Six fiscal months ended September 28, 2008		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Write-off of deferred financing fees	$4.0	0.4%	$—	—%	$4.0	NA	%
Loss on termination of interest rate swap agreements	1.2	0.1	—	—	1.2	NA

Charges related to refinancing	$5.2	0.5%	$—	—%	$5.2	NA	%

In the six fiscal months of 2009, we incurred charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility. These charges included approximately $4.0 million in write offs of deferred financing fees and $1.2 million of losses incurred as a result of the termination of certain interest rate swap agreements.

OTHER EXPENSE (INCOME), NET

	Fiscal quarter ended September 28, 2008		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$0.9	0.2%	$0.8	0.2%	$0.1	12.5%

	Six fiscal months ended September 28, 2008		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$3.5	0.3%	$2.0	0.2%	$1.5	75.0%

Other expense, net was $0.9 million in the second fiscal quarter of 2009 compared to $0.8 million in the comparable period of fiscal 2008.

Other expense, net was $3.5 million in the six fiscal months of 2009 compared to $2.0 million in the comparable period of fiscal 2008. This $1.5 million unfavorable change is primarily attributed to a $0.6 million increase in net foreign currency transaction losses in the six fiscal months of 2009 and a $0.5 million write-off of minority interest losses.

Additionally, the six fiscal months of 2009 and 2008 included $0.3 million and $0.2 million, respectively, of professional fees associated with secondary offerings.

EARNINGS BEFORE INCOME TAXES

	Fiscal quarter ended September 28, 2008		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$37.2	7.1%	$23.7	5.1%	$13.5	57.1%

	Six fiscal months ended September 28, 2008		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$71.2	6.4%	$34.4	3.9%	$36.8	107.0%

As a result of the above, earnings before income taxes in the second fiscal quarter of 2009 increased $13.5 million or 57.1% and earnings before income taxes in the six fiscal months of 2009 increased $36.8 million or 107% compared to six fiscal months of 2008. Earnings before income taxes as a percentage of sales were 7.1% and 6.4%, respectively, in the second fiscal quarter and six fiscal months of 2009 in comparison to 5.1% and 3.9%, respectively, in the second fiscal quarter and six fiscal months of 2008.

INCOME TAX EXPENSE

	Fiscal quarter ended September 28, 2008		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$12.0	2.3%	$6.9	1.5%	$5.1	73.9%

Effective tax rate	32.3%		29.2%		3.1%

	Six fiscal months ended September 28, 2008		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$20.5	1.8%	$10.2	1.2%	$10.3	101.0%

Effective tax rate	28.8%		29.8%		(1.0) %

The effective income tax rates for the second fiscal quarters of 2009 and 2008 were 32.3% and 29.2%, respectively. The rate increase in the second fiscal quarter of 2009 as compared to the comparable prior year period is due to the mix of our earnings realized from higher-taxed jurisdictions during the current period versus the prior period. The effective income tax rates for the six fiscal months of 2009 and 2008 were 28.8% and 29.8%, respectively. The rate decrease in the six fiscal months of 2009 as compared to the comparable prior year period is primarily due to a $1.1 million tax benefit on the effective settlement of a foreign tax audit, which was recognized in the six fiscal months of 2009.

NET EARNINGS

	Fiscal quarter ended September 28, 2008		Fiscal quarter ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$25.2	4.8%	$16.8	3.6%	$8.4	50.0%

	Six fiscal months ended September 28, 2008		Six fiscal months ended September 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$50.7	4.5%	$24.2	2.7%	$26.5	109.5%

As a result of the above, net earnings in the second fiscal quarter of 2009 were $25.2 million (4.8% of net sales), or an increase of 50% compared to net earnings in the second fiscal quarter of 2008 of $16.8 million (3.6% of net sales). Net earnings in the six months of fiscal 2009 were $50.7 million (4.5% of net sales), or an increase of 110% compared to net earnings in the six fiscal months of 2008 of $24.2 million (2.7% of net sales).

Net earnings per common share in the second fiscal quarter of 2009 were $0.51 per basic share and $0.50 per diluted share compared to $0.36 per basic share and $0.35 per diluted share in the second fiscal quarter of 2008. Net earnings per common share in the six fiscal months 2009 were $1.02 per basic and $1.00 per diluted share compared to $0.51 per basic and $0.50 per diluted share in the six fiscal months 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the first fiscal quarter of fiscal 2009, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We did not elect the fair value option for any financial assets or financial liabilities.

Also, in the first fiscal quarter of fiscal 2009, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as it relates to fair value measurement requirements for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. However, the FASB deferred the effective date of SFAS 157 until the beginning of the Company’s fiscal 2010, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill and other non-amortized intangibles. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The adoption of SFAS 157 as it relates to fair value measurement requirements for financial assets and liabilities did not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Staff Position paper APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FASB Staff Position (“FSP”) will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. This FSP is effective for financial statements issued by us for the first quarter of fiscal year 2010. We believe the adoption of FSP APB 14-1 will have the following impact on our financial position and results of operations, applied on a retrospective basis: the separation of our convertible debt into its debt and equity components will initially reduce long term debt and increase equity by approximately $45 million and the accretion of debt discount will increase interest expense by a non-cash charge of approximately $5 million in fiscal 2009, increasing to $8 million in fiscal 2015.

There have been no other material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $64.3 million for the six fiscal months of 2009, compared to cash provided of $1.1 million in the comparable period of fiscal 2008. Earnings before non-cash items increased $18.1 million and the use of primary working capital decreased $50.2 million in the six fiscal months of 2009 as compared to the six fiscal months of 2008. Additionally, changes in prepaid and other assets, accrued expenses and deferred taxes used $5.1 million more cash in the six fiscal months of 2009 as compared to the six fiscal months of 2008.

Earnings before non-cash items in the six fiscal months of 2009, which excluded primarily the gain on sale of our Manchester, England manufacturing facility, the write-off of deferred financing fees, a non-cash restructuring charge and depreciation and amortization, amounted to $73.3 million. Earnings before non-cash items in the six fiscal months of 2008, which excluded primarily the impairment of fixed assets and depreciation and amortization, amounted to $55.2 million.

“Primary working capital” for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable, and the resulting net amount is divided by the trailing three month net sales (annualized) to derive a “primary working capital percentage.” Primary working capital was $562.8 million (yielding a primary working capital percentage of 26.7%) at September 28, 2008, $578.2 million (yielding a primary working capital percentage of 24.8%) at March 31, 2008 and $467.1 million (yielding a primary working capital percentage of 25.3%) at September 30, 2007. We are experiencing a slight increase in day’s sales outstanding in receivables in all three of our regions, which we are closely monitoring. We have continued to reduce inventory levels, as demand has softened, with inventory turns increasing modestly. We are continuing to adjust production levels and inventory balances to correspond with changes in demand and expect to see inventory turns improve in future quarters. Primary working capital and primary working capital percentages at September 28, 2008, March 31, 2008 and September 30, 2007 are computed as follows:

Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
	(in millions)
September 28, 2008	$464.4	$303.8	$(205.4)	$562.8	$2,107.0	26.7%
March 31, 2008	503.0	335.7	(260.5)	578.2	2,327.5	24.8%
September 30, 2007	406.7	317.2	(256.8)	467.1	1,845.8	25.3%

Investing activities used cash of $19.3 million for the six fiscal months of fiscal 2009, compared to cash used of $34.0 million in the comparable period in fiscal 2008. This decrease in spending was primarily due to the proceeds of $7.6 million received in the six fiscal months of 2009 from the sale of the Manchester, England facility and other assets, compared to the $16.8 million of cash paid in the prior year period, primarily for the May 2007 EnerSys AD (formerly known as Energia AD) acquisition. Capital expenditures were $26.8 million in the six fiscal months of 2009, compared to $17.3 million in the six fiscal months of 2008. The current quarter capital spending includes the continuation of a capacity expansion of our thin plate, pure lead manufacturing facilities for which we anticipate spending approximately $50 million during fiscal years 2008, 2009 and 2010.

Financing activities provided cash of $21.0 million in the six fiscal months of 2009, compared to cash provided of $14.5 million in the comparable period of fiscal 2008. During the first fiscal quarter of 2009, we repaid $351.4 million borrowed under our prior senior secured credit facility with the issuance of $172.5 million of unsecured convertible notes, and $225.0 million of Term A loans borrowed under our new $350 million senior secured credit facility, and in the second fiscal quarter of 2009, we repaid $2.0 million of borrowings outside of the United States. In addition, we repaid $22.9 million of short term debt in the six fiscal months of 2009, compared to an increase $15.9 million in the six fiscal months of 2008, primarily for the May 2007 EnerSys AD acquisition. The exercise of stock options and the related tax benefits contributed $10.6 million in the six fiscal months of 2009, compared to $3.7 million in the comparable period of fiscal 2008. Finally, in the six fiscal months of 2009, we made cash payments of $10.5 million for deferred financing costs related to the new unsecured convertible notes and senior secured credit facility.

As a result of the above, total cash and cash equivalents increased by $65.0 million in the six fiscal months of 2009, compared to a cash decrease of $17.7 million in the comparable period of fiscal 2008.

At September 28, 2008, there was $225.0 million outstanding under the Term A Loans and $172.5 million outstanding in convertible notes. At March 31, 2008, there was $351.4 million outstanding under the Term B Loans. There were no borrowings under the revolving credit lines at September 28, 2008, and March 31, 2008.

In addition to the credit facilities identified above, our foreign subsidiaries maintain local credit facilities to provide funds for working capital and other purposes.

All obligations under our $350 million senior secured credit facility are secured by, among other things, substantially all of our United States assets. All obligations under our Euro 25,000 Credit Agreement are secured by a pledge of the shares of our Italian subsidiary and a guaranty of our subsidiary, EnerSys Capital Inc. Our credit agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, repurchase our common stock, pay dividends and take certain other actions.

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

Subsequent Events- Amendment of European Credit Agreement and Common Stock Buyback

On October 16, 2008, the Company amended its Euro 25 million Credit Agreement in order to incorporate into the agreement, changes and covenants from the new $350 million senior secured credit facility.

On October 30, 2008, the Company completed the purchase of 1.8 million shares of its common stock at $11 per common share for $19.8 million in the aggregate from an institutional shareholder.

RELATED PARTY TRANSACTIONS

In May 2008, concurrently with the convertible note offering, certain of our stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 3,690,000 shares of our common stock to Goldman, Sachs & Co. and Bank of America Securities LLC. The offering closed on May 28, 2008.

We did not receive any proceeds from the common stock offerings, however, under the terms of our 2004 Securityholder Agreement, we did incur fees related to the offerings of approximately $0.3 million and $0.2 million, respectively, in the six fiscal months ended September 28, 2008 and September 30, 2007.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At September 28, 2008 and March 31, 2008 such agreements effectively convert $170.0 million and $203.0 million, respectively, of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the outstanding interest rate swap agreements:

In October 2005, we entered into interest rate swap agreements to fix interest rates on $75.0 million of floating rate debt through December 22, 2010. The fixed rates per year plus an applicable credit spread began December 22, 2005, and are 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year. In connection with the issuance of $172.5 million aggregate principal amount of senior unsecured 3.375% convertible notes and the repayment of a portion of the senior secured Term Loan B in May 2008, the Company terminated $30 million of these interest rate swap agreements, at a loss of $1.2 million. Accordingly, $45.0 million of floating rate debt remains outstanding.

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

A 100 basis point increase in interest rates would increase interest expense by approximately $1.0 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
September 28, 2008	$33.1	40.5	$0.82	9%
March 31, 2008	72.3	58.5	1.24	12
September 30, 2007	49.0	44.2	1.11	9

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe roughly three quarters of the cost of our lead requirements are known. This takes into account the hedge contracts in place at September 28, 2008, and lead purchased by September 28, 2008 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead over our estimated cost in fiscal 2008 would increase our annual total cost of goods sold by approximately $54 million or 3% of annualized six fiscal months of 2009 total cost of goods sold.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products primarily in China, France, Germany, Italy, Mexico, Poland, Bulgaria, the United Kingdom and the United States. Approximately half of our sales and expenses are translated in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty and Chinese renminbi.

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

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of September 28, 2008, and March 31, 2008, we had entered into a total of $58.5 million and $99.6 million, respectively, as follows:

	September 28, 2008			March 31, 2008
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual requirements (1)	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual requirements (1)
Sell euros for U.S. dollars	$49.0	$/€ 1.46	19%	$91.5	$/€ 1.47	39%
Sell UK pounds for U.S. dollars	9.5	$/£ 1.95	27%	8.1	$/£ 1.97	28%

Total	$58.5			$99.6

(1)	Based on the fiscal year currency requirements.

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

In June 2008, the Court of Commerce in Lyon, France ruled that our French subsidiary, EnerSys Sarl, which was acquired by us in 2002, was partially responsible for a 1999 fire in a French hotel under construction. EnerSys Sarl’s portion of the damages was assessed at 2.7 million euros, or $4.2 million. We have appealed this case but recorded a $3.4 million charge in the six fiscal months ended September 28, 2008 to fully accrue the court’s assessment. The remaining balance of approximately $0.8 million had been accrued previously in connection with our acquisition of ESG in 2002. The assessment was paid in the third fiscal quarter of 2009.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the number of common shares we purchased from participants in our equity incentive plans. As provided by such plans, vested awards outstanding may be exercised through surrender to the Company of award shares or vested awards outstanding under the Plan to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
Month 1 June 30 – July 27, 2008	296	32.97	—	—
Month 2 July 28 – August 24 2008	207,058	28.19	—	—
Month 3 August 25– September 28, 2008	86	25.67	—	—
Total	207,440	28.19	—	—

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The 2008 Annual Meeting of Stockholders of the Registrant was held on July 17, 2008.

(b)	The following Class I directors were elected at the annual meeting: John F. Lehman, Raymond E. Mabus, Jr. and Dennis S. Marlo.

(c)	The following matters were voted on at the Annual Meeting:

Proposal 1: Election of Directors

	Number of Votes Cast
Name of Director	For	Withheld	Abstentions	Broker Non-Votes
John F. Lehman	44,171,211	1,451,299	NA	NA
Raymond E. Mabus, Jr.	44,579,362	1,043,148	NA	NA
Dennis S. Marlo	44,295,229	1,327,281	NA	NA

Proposal 2. Ratification of the appointment of Ernst & Young LLP as the Company’s registered public accounting firm for the fiscal year ending March 31, 2009.

Number of Votes Cast
For	Against or Withheld	Abstentions	Broker Non-Votes
45,599,027	11,774	11,709	—

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: November 5, 2008

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