Form 10-Q
period 2008-12-28
EnerSys
filed 2009-02-04
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

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

☐  YES    ☒  NO.

Common Stock outstanding at January 30, 2009: 47,975,396 shares

ENERSYS

INDEX – FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets December 28, 2008 (Unaudited), and March 31, 2008	3

	Consolidated Condensed Statements of Income (Unaudited) For the Fiscal Quarters ended December 28, 2008, and December 30, 2007	4

	Consolidated Condensed Statements of Income (Unaudited) For the Nine Fiscal Months Ended December 28, 2008, and December 30, 2007	5

	Consolidated Condensed Statements of Cash Flows (Unaudited) For the Nine Fiscal Months Ended December 28, 2008, and December 30, 2007	6

	Consolidated Condensed Statements of Comprehensive Income (Unaudited) For the Fiscal Quarters and Nine Fiscal Months Ended December 28, 2008, and December 30, 2007	7

	Notes to Consolidated Condensed Financial Statements (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4	Controls and Procedures	43

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1a.	Risk Factors	44

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	45

SIGNATURES		46

EXHIBIT INDEX		47

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 28, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,272	$20,620
Accounts receivable, net	428,347	503,013
Inventories, net	256,813	335,729
Deferred taxes	17,156	16,848
Prepaid and other current assets	34,242	34,986

Total current assets	841,830	911,196

Property, plant, and equipment, net	312,845	339,997
Goodwill	323,719	358,429
Other intangible assets, net	79,707	80,139
Other assets	31,430	21,029

Total assets	$1,589,531	$1,710,790

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$15,112	$41,113
Current portion of long-term debt and capital lease obligations	21,703	12,968
Accounts payable	168,179	260,530
Accrued expenses	212,073	207,105

Total current liabilities	417,067	521,716

Long-term debt and capital lease obligations	399,577	372,673
Deferred taxes	42,319	44,161
Other liabilities	68,817	80,697

Total liabilities	927,780	1,019,247
Stockholders’ equity:
Common Stock, $0.01 par value, 135,000,000 shares authorized, 49,783,087 shares issued and 47,983,087 shares outstanding at December 28, 2008; 49,060,906 shares issued and outstanding at March 31, 2008	498	491
Additional paid-in capital	383,305	368,963
Treasury stock, at cost, 1,800,000 shares held as of December 28, 2008	(19,800)	—
Retained earnings	240,454	159,176
Accumulated other comprehensive income	57,294	162,913

Total stockholders’ equity	661,751	691,543

Total liabilities and stockholders’ equity	$1,589,531	$1,710,790

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Fiscal quarters ended
	December 28, 2008	December 30, 2007
Net sales	$460,878	$553,429
Cost of goods sold	359,342	455,947

Gross profit	101,536	97,482

Operating expenses	62,958	64,970
Gain on sale of facilities	(424)	—
Restructuring charges	82	1,115

Operating earnings	38,920	31,397
Interest expense	5,606	7,384
Other (income) expense, net	(13,038)	1,817

Earnings before income taxes	46,352	22,196
Income tax expense	15,761	6,156

Net earnings	$30,591	$16,040

Net earnings per common share:
Basic	$0.63	$0.34

Diluted	$0.63	$0.33

Weighted-average shares of common stock outstanding:
Basic	48,483,224	47,848,603

Diluted	48,601,254	48,762,362

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Nine fiscal months ended
	December 28, 2008	December 30, 2007
Net sales	$1,579,700	$1,444,753
Cost of goods sold	1,256,588	1,168,681

Gross profit	323,112	276,072

Operating expenses	196,971	182,529
Gain on sale of facilities	(11,308)	—
Legal proceedings charge	3,366	—
Restructuring charges	3,225	11,402

Operating earnings	130,858	82,141
Interest expense	17,558	21,667
Charges related to refinancing	5,209	—
Other (income) expense, net	(9,476)	3,861

Earnings before income taxes	117,567	56,613
Income tax expense	36,289	16,421

Net earnings	$81,278	$40,192

Net earnings per common share:
Basic	$1.65	$0.85

Diluted	$1.63	$0.83

Weighted-average shares of common stock outstanding:
Basic	49,130,457	47,277,560

Diluted	49,910,070	48,227,385

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine fiscal months ended
	December 28, 2008	December 30, 2007
Cash flows from operating activities

Net earnings	$81,278	$40,192
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	37,668	36,580
Gain on sale of facilities	(11,308)	—
Write-off of deferred financing fees	3,963	—
Provision for doubtful accounts	3,052	516
Reduction in deferred taxes	(4,486)	(4,205)
Stock-based compensation	3,731	2,239
(Gain) loss on disposal and impairment of fixed assets	(166)	5,096
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	28,610	(91,241)
Inventory	49,992	(82,486)
Prepaid expenses and other current assets	(4,533)	1,066
Other assets	(1,043)	1,959
Accounts payable	(75,866)	55,121
Accrued expenses	14,036	17,178
Other liabilities	1,723	1,680

Net cash provided by (used in) operating activities	126,651	(16,305)

Cash flows from investing activities
Capital expenditures	(39,857)	(26,505)
Acquisitions	—	(17,353)
Proceeds from disposal of property, plant, and equipment	10,333	250

Net cash used in investing activities	(29,524)	(43,608)

Cash flows from financing activities
Net (decrease) increase in short-term debt	(26,820)	30,647
Proceeds from the issuance of long-term debt	397,500	—
Payments of long-term debt	(357,778)	(6,029)
Payments of capital lease obligations, net	(420)	(755)
Purchase of treasury stock	(19,800)	—
Exercise of stock options	5,861	17,552
Tax benefits from exercises of stock options	4,757	4,529
Deferred financing costs	(10,706)	(23)

Net cash (used in) provided by financing activities	(7,406)	45,921

Effect of exchange rate changes on cash	(5,069)	929

Net increase (decrease) in cash and cash equivalents	84,652	(13,063)
Cash and cash equivalents at beginning of period	20,620	37,785

Cash and cash equivalents at end of period	$105,272	$24,722

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Fiscal quarters ended		Nine fiscal months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net earnings	$30,591	$16,040	$81,278	$40,192
Other comprehensive (loss) income:
Net unrealized loss on derivative instruments, net of tax	(13,231)	(31,985)	(4,800)	(29,418)
Minimum pension liability, net of tax	499	—	754	—
Foreign currency translation adjustments	(66,151)	12,684	(101,573)	43,615

Total comprehensive (loss) income	$(48,292)	$(3,261)	$(24,341)	$54,389

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

Also, in the first fiscal quarter of 2009, the Company adopted FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The adoption of SFAS 157 as it relates to fair value measurement requirements for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements (see Note 5).

In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. These include goodwill and other non-amortized intangibles. The Company expects to adopt FAS 157 for nonfinancial assets and liabilities in fiscal 2010 and is assessing the possible impact.

In October 2008, FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which clarifies the application of FAS 157 in a market that is not active. FSP 157-3 was effective for the Company upon issuance, and the effect of adoption on the Company’s financial position and results of operations was not material.

NOTE 2: ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161)” which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes SFAS 161 will not have a material impact on its financial position and results of operations.

In December 2007, FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that SFAS 141(R) may have on its financial position and results of operations.

In May 2008, FASB issued Staff Position Paper APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FSP will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of our net income and earnings per share. This FSP is effective for financial statements issued by the Company for the first quarter of fiscal 2010. The Company believes the adoption of FSP APB 14-1 will have the following impact on its financial position and results of operations, applied on a retrospective basis: the separation of our convertible notes into its debt and equity components will initially reduce long term debt and increase equity by approximately $45,000 and the accretion of debt discount will increase interest expense by a non-cash charge of approximately $5,000 in fiscal 2009, increasing up to $8,000 in fiscal 2015.

NOTE 3: ACQUISITIONS

In May 2007, the Company acquired approximately a 97% interest in Energia AD, a producer of industrial batteries, located in Targovishte, Bulgaria, which is now known as EnerSys AD (“EnerSys AD”). The total purchase price for this transaction was approximately $17,000 including transaction costs and adjustments and was financed using cash and existing credit facilities. The acquisition provides the Company with an additional low cost manufacturing platform with substantial expansion potential and increases the Company’s market presence in the Eastern European and Russian markets.

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

NOTE 4: INVENTORIES

Inventories, net consist of:

	December 28, 2008	March 31, 2008
Raw materials	$ 67,303	$81,645
Work-in-process	67,532	98,320
Finished goods	121,978	155,764

Total	$256,813	$335,729

Inventory reserves for obsolescence and other estimated losses were $19,614 and $13,963 at December 28, 2008, and March 31, 2008, respectively, and have been included in the net amounts shown above.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 1, we adopted SFAS 157 in the first fiscal quarter of 2009, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relates to our derivative contracts. We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. However, FASB deferred the effective date of SFAS 157 until the beginning of the Company’s fiscal 2010, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill and other non-amortized intangibles. The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

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

The following table represents our assets (liabilities) measured at fair value on a recurring basis as of December 28, 2008 and the basis for that measurement:

	Total Fair Value Measurement December 28, 2008	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(14,379)	$—	$(14,379)	$—
Lead forward contracts	(8,784)	—	(8,784)	—
Foreign currency forward contracts	2,071	—	2,071	—

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

NOTE 6: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in inventory or the Statements of Income. The amount of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at December 28, 2008 and March 31, 2008, net of tax, was an unrecognized loss of approximately $13,711 and $8,911, respectively.

During the nine fiscal months of 2009 and 2008, the Company recorded (losses) gains of ($2,368) and $1,037, respectively, on interest rate swaps which were recorded as (increases) decreases in interest expense. During the nine fiscal months of 2009 and 2008, the Company recorded (losses) gains of ($36,598) and $43,957, respectively, on the settlement of lead hedge contracts and (losses) of ($187) and ($3,658), respectively, on foreign currency hedges which were recorded as (increases) to cost of goods sold or included in inventory at the respective quarter ends.

NOTE 7: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the fiscal 2009 and 2008 interim periods were based on the estimated effective tax rates applicable for the full years ending March 31, 2009 and 2008, respectively, after giving effect to items specifically related to the interim periods. The effective income tax rates for the third fiscal quarters of 2009 and 2008 were 34.0% and 27.7%, respectively. The rate increase in the third fiscal quarter of 2009 as compared to the comparable prior year period is primarily due to the mix of our earnings realized from higher-taxed jurisdictions during the current period versus the prior period. The effective income tax rates for the nine fiscal months of 2009 and 2008 were 30.9% and 29.0%, respectively. The rate increase in the nine fiscal months of 2009 as compared to the comparable prior year period is primarily due to the mix of our earnings realized from higher-taxed jurisdictions during the current period versus the prior period, partially offset by a $1.1 million tax benefit from the effective settlement of a foreign tax audit, which was recognized in the first fiscal quarter of 2009.

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

	Fiscal quarters ended		Nine fiscal months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Balance at beginning of period	$35,023	$30,658	$34,037	$27,533
Current period provisions	1,131	4,580	11,298	11,745
Cost incurred	(3,236)	(3,567)	(11,221)	(8,638)
Foreign exchange and other	(1,167)	305	(2,363)	1,336

Balance at end of period	$31,751	$31,976	$31,751	$31,976

NOTE 9: COMMITMENTS, CONTINGENCIES AND LITIGATION

Litigation and Other Legal Matters

In June 2008, the Court of Commerce in Lyon, France ruled that our Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. EnerSys Sarl’s portion of the damages was assessed at €2,700 (euros), or $4,200. The Company recorded a $3,366 charge in the nine fiscal months ended December 28, 2008, to fully accrue the court’s assessment. The remaining balance of approximately $800 had been accrued previously in connection with the Company’s acquisition of the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys plc.(“ESG”) in 2002. The assessment was paid in the third fiscal quarter of 2009. The Company has appealed this ruling.

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

As more fully described in Notes 19 and 20 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K, the Company is involved in ongoing environmental matters at certain of its United States and foreign facilities. The Company may have potential environmental liabilities at its Sumter, South Carolina facility and has established reserves in accrued restructuring and accrued expenses of approximately $4,007 at December 28, 2008, and March 31, 2008. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities. In the first fiscal quarter of 2009, the Company sold its Manchester, England manufacturing facility and removed $6,623 of environmental reserves associated with this location. The new owners have assumed the related environmental obligations.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at December 28, 2008, and March 31, 2008, the Company was committed to purchase approximately 51,833 and 58,495 pounds of lead, respectively, for a total purchase price of $32,438 and $72,307, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China. Additionally, the Company has currency exposures from intercompany financing and trade transactions. To hedge these exposures, the Company has entered into foreign currency forward contracts and option contracts with financial institutions. As of December 28, 2008 and March 31, 2008, the Company had entered into foreign currency forward contracts that totaled $28,400 and $99,550, respectively.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable debt interest expense. At December 28, 2008 and March 31, 2008, such agreements effectively convert $170,000 and $203,000, respectively, of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by it under these agreements.

In connection with the issuance of $172,500 aggregate principal amount of senior unsecured 3.375% convertible notes and the repayment of a portion of the senior secured Term Loan B in May 2008, the Company terminated $30,000 of interest rate swap agreements that had been placed in October 2005, at a loss of $1,246.

NOTE 10: GAIN ON SALE OF FACILITIES

In fiscal 2009, as part of its ongoing European restructuring program, the Company received net proceeds of approximately $7,336 from the sale of its Manchester, England manufacturing facility during the first fiscal quarter of 2009 and approximately $2,997 primarily from the sale of other non-manufacturing property in Targovishte, Bulgaria, in the third fiscal quarter of 2009. The Company recorded a gain of approximately $10,884 ($8,207 net of tax) and $424 ($382 net of tax), respectively, in the second and third fiscal quarters of 2009. These sales are consistent with the Company’s strategy to migrate its production to lower cost facilities. Included in the pre-tax gain for the second fiscal quarter of 2009 was the removal of $6,623 in environmental reserves associated with the Manchester facility as all environmental matters related to this facility were assumed by the buyer. The environmental reserves were created in purchase accounting in connection with an exit and restructuring plan for certain ESG facilities in North America and Europe in fiscal 2002, following the acquisition of ESG.

NOTE 11: RESTRUCTURING PLANS

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans.

Acquisition related restructuring

The acquisition related restructuring plans were initiated in connection with the acquisition of EnerSys AD in May 2007, and the acquisition of ESG in 2002. The plans have been aggregated in the table below as the EnerSys AD activity is not considered material.

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

The Company is continuing to take actions consistent with its original plan to resolve these issues. A roll-forward of the acquisition related restructuring reserve for the nine fiscal months of 2009 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2008	$2,174	$959	$6,585	$563	$10,281
Accrued	—	—	—	—	—
Costs incurred	(525)	—	—	(300)	(825)
Accrual adjustment	(415)	—	(6,585)	—	(7,000)
Foreign currency impact and other	(142)	(97)	—	(77)	(316)

Balance at December 28, 2008	$1,092	$862	$—	$186	$2,140

ESG acquisition

In 2002, following EnerSys’ acquisition of ESG, the Company formulated an exit and restructuring plan for certain ESG facilities in North America and Europe. One of our European facilities remains open after significant restructuring and now operates at a lower operating cost base. The facility identified in the United States has been closed and the Manchester, England facility has been sold. The balance of the ESG acquisition-related restructuring reserve at December 28, 2008, is $1,904, including employee severance liability in the United Kingdom of $824.

EnerSys AD acquisition

Following the May 2007 acquisition of EnerSys AD, and in connection with further European restructuring initiatives (see below), the Company announced its commitment to restructure certain of EnerSys AD’s operations primarily to facilitate the integration of EnerSys AD into the Company’s worldwide operations. The balance of the EnerSys AD acquisition-related restructuring reserve at December 28, 2008, is $236 which the Company anticipates spending primarily during fiscal 2009.

Non-acquisition related restructuring plans

The non-acquisition related restructuring plans were initiated in connection with the following cost-reduction programs: in the Americas in fiscal 2002; in the European motive power segment in fiscal 2006; and in Europe in the first fiscal quarter of 2008 to facilitate the integration of EnerSys AD into the Company’s operations. The Company based its accounting and disclosures primarily on the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, charges to net earnings were made in the periods in which restructuring plans liabilities were incurred. These plans individually are not material and accordingly have been aggregated.

A roll-forward of these non-acquisition related restructuring reserves for the nine fiscal months of 2009 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2008	$3,000	$61	$2,370	$128	$5,559
Accrual	3,225	—	—	—	3,225
Costs incurred	(4,091)	(54)	—	—	(4,145)
Foreign currency impact and other	(275)	(7)	—	(9)	(291)

Balance at December 28, 2008	$1,859	$—	$2,370	$119	$4,348

The Americas

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain manufacturing locations in the Americas, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. As of December 28, 2008, the reserve balance associated with these actions is $2,419, a portion of which the Company expects to spend in the current fiscal year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

Motive Power in Europe

During fiscal 2006, the Company incurred restructuring charges of $6,217, primarily for the motive power segment, to cover estimated costs in Europe for staff reductions of 112 employees, exiting a product line, and closing several ancillary locations. The charges included a non-cash write-off of $1,410, primarily for machinery and equipment. As of December 28, 2008, the reserve balance associated with these actions is $450, which mostly represents severance obligations the Company anticipates spending during this fiscal year or upon the individual employee’s determination.

European Restructuring

During the first fiscal quarter of 2008, the Company announced its commitment to restructure certain of its European operations. The restructuring will primarily facilitate the integration of EnerSys AD’s reserve and motive power businesses into the Company’s worldwide operations. The restructuring is designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the EnerSys AD transaction. Restructuring actions commenced upon the completion of the requisite labor consultations, and the Company expects to substantially complete these actions by the end of the fiscal 2009. The Company estimates that the total charges for the European restructuring will amount to approximately $18,000, which includes cash expenses of approximately $13,900, primarily for employee severance-related payments, and a non-cash charge of approximately $4,100, primarily for fixed asset impairments. Based on actual commitments through December 28, 2008, the Company recorded a restructuring charge of $16,416. The charge was comprised of $12,320 as a restructuring accrual, primarily in Europe, for reductions of 208 staff and $4,096 for a non-cash impairment charge for machinery and equipment. Based on actual commitments incurred in the nine fiscal months of 2009 and 2008, the Company recorded restructuring charges of $3,225 and $11,402, respectively. As of December 28, 2008, the reserve balance associated with these actions is $1,479. The Company expects to spend the majority of this reserve in the current fiscal year.

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

At December 28, 2008, there was $172,500 outstanding under the senior unsecured 3.375% convertible notes.

In connection with the issuance of the $172,500 aggregate principal amount of senior unsecured 3.375% convertible notes and the repayment of a portion of the senior secured Term Loan B in May 2008, the Company terminated certain interest rate swap agreements and amended its $480,000 Senior Secured Credit Agreement and its Euro 25,000 Credit Agreement.

New Senior Secured Credit Facility

In June 2008, the Company completed the refinancing of approximately $192,000 of the outstanding combined balance of the senior secured Term Loan B and its then existing revolving credit facility with a new $350,000 senior secured credit facility comprising a $225,000 Term A Loan and a new, undrawn $125,000 revolving credit facility.

The $225,000 senior secured Term A Loan is subject to a quarterly principal amortization of 1.25% in Year 1, 1.88% in Years 2-3, 2.50% in Year 4, 3.13% in Year 5 and 14.38% in Year 6 and matures on June 27, 2014. The $125,000 revolving credit facility matures on June 27, 2013. Borrowings under the credit agreements bear interest at a floating rate based, at our option, upon (i) a LIBOR rate plus an applicable percentage (currently 1.50%), or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (currently 0.50%). There are no prepayment penalties on loans under the $350,000 senior secured credit facility.

At December 28, 2008, there was $222,188 outstanding under the new Term A Loan, there were no borrowings under the revolving credit facility.

At December 28, 2008 and March 31, 2008, there were $41,690 and $60,897 respectively, of borrowings outstanding outside the United States.

Obligations under the new senior secured credit facility are secured by substantially all of our existing and hereafter acquired assets located in the United States, including substantially all of the capital stock of our United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of our foreign subsidiaries that are owned by our United States companies. The Company’s credit agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, repurchasing the Company’s common stock, paying dividends and certain other actions. At December 28, 2008, the Company was in compliance with all such covenants.

In connection with the issuance of the $172,500 senior unsecured 3.375% convertible notes and the refinancing under the new $350,000 senior secured credit facility, the Company wrote-off approximately $3,963 of unamortized deferred financing costs associated with the prior senior secured credit facility, and incurred approximately $10,706 in new deferred financing costs for the issuance of the $172,500 senior unsecured 3.375% convertible notes and the refinancing under the new $350,000 senior secured credit facility, and terminated interest rate swap agreements of $30,000 which had been placed in October 2005, at a loss of $1,246.

Prior Senior Secured Credit Facility

The $455,900 senior secured Term Loan B was subject to a 0.25% quarterly principal amortization and matured on March 17, 2011. The $100,000 revolving credit facility matured on March 17, 2009. Borrowings under the credit agreements bore interest at a floating rate based, at our option, upon (i) a LIBOR rate plus an applicable percentage (1.75% at time of termination), or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (0.75% at time of termination). The facility required prepayment based upon certain excess cash flow amounts, as defined. There was no prepayment penalty on loans under the $455,900 senior secured credit facility.

At March 31, 2008, there were $351,427 in borrowings outstanding under the prior Term Loan B and $12,400 in borrowings outstanding under the revolving credit facility.

Amendments of Credit Agreements

On May 16, 2008, the Company completed the Fifth Amendment to the $455,900 Senior Secured Credit Agreement, which allowed for the issuance of up to $205,000 of unsecured indebtedness. The proceeds from the unsecured indebtedness were required to be used to pay down the senior secured Term Loan B. On May 28, 2008, the Company used the net proceeds of $168,200 from the senior unsecured 3.375% convertible notes to pay down a portion of the senior secured Term Loan B.

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

On October 16, 2008, the Company amended its Euro 25,000 Credit Agreement in order to incorporate into the agreement, changes and covenants from the new $350,000 senior secured credit facility.

NOTE 13: RETIREMENT PLANS

The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans.

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Service cost	$74	$76	$724	$921
Interest cost	158	148	558	575
Expected return on plan assets	(159)	(160)	(337)	(451)
Recognized actuarial losses	—	28	—	—
Amortization and deferral	59	(40)	—	17

Net periodic benefit cost	$132	$52	$945	$1,062

	United States Plans		International Plans
	Nine fiscal months ended		Nine fiscal months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Service cost	$225	$191	$2,665	$2,731
Interest cost	450	423	1,992	1,682
Expected return on plan assets	(478)	(479)	(1,248)	(1,342)
Recognized actuarial losses	—	28	—	—
Amortization and deferral	148	35	—	49

Net periodic benefit cost	$345	$198	$3,409	$3,120

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Nine fiscal months ended		Nine fiscal months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Discount rate	6.0%	6.0%	4.3 - 6.0%	4.0 - 5.0%
Expected return on plan assets	8.0%	8.0%	5.5 - 8.0%	5.5 - 8.0%
Rate of compensation increase	N/A	N/A	2.0 - 3.0%	2.0 - 3.0%

The Company presently anticipates contributing a total of approximately $6,000 to its defined benefit pension plans in fiscal 2009, based on current actuarial information.

The Company has a 401(k) plan covering all United States based employees who are not covered by a collective bargaining agreement.

NOTE 14: EQUITY INCENTIVE PLANS

At December 28, 2008, the Company maintained three equity incentive plans, the 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan, that reserve 11,289,232 shares of Common Stock for the grant of various classes of equity including nonqualified stock options, restricted stock, restricted stock units and other forms of equity-based compensation. The Company’s equity incentive plans are used to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. As of December 28, 2008, the Company had 2,069,405 shares available for future grants.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest and become exercisable 25% per year over a four-year period from the date of grant. Non-qualified stock options issued in fiscal 2009 vest and become exercisable 33.3% per year over a three-year period from the date of grant. Options generally expire in 10 years from the date of grant.

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

The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the options granted in the nine fiscal months of 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.09%, dividend yield of zero, expected life of 5 years and expected volatility of 38.6%.

The Company recognized equity-based compensation expense associated with stock option grants of approximately $466, with a related tax benefit of $158, for the third fiscal quarter of 2009, and $277, with a related tax benefit of $77, for the third fiscal quarter of 2008. The Company recognized equity-based compensation expense associated with stock option grants of approximately $1,440, with a related tax benefit of $445, for the nine fiscal months of 2009, and $885, with a related tax benefit of $259, for the nine fiscal months of 2008. For the full fiscal year 2008, the Company recognized equity-based compensation expense associated with stock option grants of approximately $1,168, with a related tax benefit of $358.

The following table summarizes the Company’s stock option activity in the nine fiscal months ended December 28, 2008:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2008	3,534,935	4.4	$15.27	$30,617
Granted	264,206		30.19	—
Exercised	(983,991)		15.30	13,544
Cancelled	(12,407)		13.80	—

Options outstanding as of December 28, 2008	2,802,743	4.2	$16.67	$—

Options exercisable as of December 28, 2008	2,279,314	3.1	$15.04	$—

Options expected to vest as of March 31, 2009	19,250	6.1	$14.37	$—

The following table summarizes information regarding stock options outstanding and exercisable at December 28, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.01-$15.00	1,479,545	3.5	$11.10	1,428,213	$11.02
$15.01-20.00	432,057	5.4	17.50	224,166	16.82
$20.01-25.00	484,863	3.1	21.86	484,863	21.86
$25.01-30.00	142,072	1.8	29.36	142,072	29.36
Over $30.00	264,206	9.4	30.19	—	—

	2,802,743	4.2	$16.67	2,279,314	$15.04

A summary of the status of the Company’s non-vested options as of December 28, 2008, and changes during the nine fiscal months ended December 28, 2008, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2008	515,023	$7.11
Granted	264,206	11.64
Vested	(248,501)	6.62
Forfeited	(7,299)	5.97

Nonvested at December 28, 2008	523,429	$9.65

Restricted Stock

In fiscal 2006, the Company approved grants of 263,282 shares of restricted stock at a weighted average fair market value on that date of grants of $13.18 per share. In fiscal 2007, the Company approved grants of 9,000 shares of restricted stock at a weighted average fair market value on the date of grants of $16.11 per share. Generally, restricted stock is granted at the fair market value of the Company’s common stock on the date of grant and vest in annual installments over a four-year period from the date of grant. In the nine fiscal months of 2009, 750 shares of restricted stock were cancelled.

The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $114, with a related tax benefit of $39, for the third fiscal quarter of 2009 and approximately $223, with a related tax benefit of $62, for the third fiscal quarter of 2008. The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $343, with a related tax benefit of $104, for the nine fiscal months of 2009 and approximately $668, with a related tax benefit of $196, for the nine fiscal months of 2008. For the full fiscal year 2008, the Company recognized equity-based compensation expense associated with the vesting of restricted stock grants of approximately $907, with a related tax benefit of $279.

Restricted Stock Units

The Company granted to management and other key employees of 226,210 restricted stock units on May 21, 2008, at the fair market value on that date of $30.19, and 141,140 restricted stock units on May 29, 2007, at the fair market value on that date of $18.25. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant. In the nine fiscal months of 2009, 1,878 of these restricted stock units were cancelled.

The Company granted to non-employee directors 19,831 restricted stock units on August 13, 2007, at the fair market value on that date of $16.96, and 18,408 restricted stock units on August 28, 2008, at the fair market value on that date of $26.08. In the nine fiscal months of 2009, 4,956 of these restricted stock units were cancelled as the result of changes in the Company’s directors. These restricted stock units vest thirteen-months following the date of grant.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units of approximately $691, with a related tax benefit of $235, for the third fiscal quarter of 2009, and approximately $255, with a related tax benefit of $71, for the third fiscal quarter of 2008. The Company recognized equity-based compensation expense related to the vesting of restricted stock units of approximately $1,949, with a related tax benefit of $602, for the nine fiscal months of 2009, and approximately $685, with a related tax benefit of $200, for the nine fiscal months of 2008. For the full fiscal year 2008, the Company recognized equity-based compensation expense associated with the vesting of restricted stock unit grants of approximately $953, with a related tax benefit of $293.

All Equity Award Plans

As of December 28, 2008, unrecognized compensation expense associated with the non-vested equity incentive awards outstanding was $11,689 and is expected to be recognized over a weighted average period of 28 months.

Employee Stock Purchase Plan

On July 26, 2004, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”). The Plan was amended by the Board of Directors on November 9, 2004. This ESPP is considered by the Company to be non-compensatory and no compensation expense is recorded when shares are issued under the ESPP.

NOTE 15: STOCKHOLDERS’ EQUITY

The following demonstrates the change in the number of shares of Class A common stock outstanding during the three and nine fiscal months ended December 28, 2008:

	Three fiscal months ended December 28, 2008	Nine fiscal months ended December 28, 2008
Shares outstanding as of beginning of period	49,772,797	49,060,906
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	10,290	722,181

Total shares issued and outstanding	49,783,087	49,783,087
Shares repurchased into treasury stock	(1,800,000)	(1,800,000)

Shares outstanding as of end of period	47,983,087	47,983,087

On October 30, 2008, the Company completed the purchase of 1.8 million shares of its common stock at $11.00 per common share for $19,800 in the aggregate from an institutional shareholder.

NOTE 16: EARNINGS PER SHARE

Net earnings per share – basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share – diluted gives effect to all dilutive potential common shares that were outstanding during the period. At December 28, 2008, the Company had outstanding stock options, restricted stock, restricted stock units and senior unsecured 3.375% convertible notes which could potentially dilute basic earnings per share in the future. Weighted average common shares – basic and common shares – diluted were as follows:

	Fiscal quarters ended		Nine fiscal months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Weighted average shares of common stock outstanding—basic	48,483,224	47,848,603	49,130,457	47,277,560
Assumed exercise of stock options, net of shares assumed reacquired	118,030	913,759	779,613	949,825

Weighted average common shares—diluted	48,601,254	48,762,362	49,910,070	48,227,385

Antidilutive options and unvested restricted stock and restricted stock units not included in weighted average common shares—diluted	1,847,381	1,015,300	798,577	1,227,925

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $172,500, senior unsecured 3.375% convertible notes due 2038, which the Company issued in May 2008, is approximately 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the nine fiscal months of 2009, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

NOTE 17: SECONDARY OFFERING

In May 2008, concurrently with the convertible note offering, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 3,690,000 shares of the Company’s common stock. The offering closed on May 28, 2008.

The Company did not receive any proceeds from the common stock offerings, however, under the terms of its 2004 Securityholder Agreement, the Company did incur fees related to the offerings of approximately $330 and $200, respectively, in the nine months of fiscal 2009 and 2008.

NOTE 18: BUSINESS SEGMENTS

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

The following table provides selected financial data for the Company’s reportable business segments:

	Fiscal quarters ended		Nine fiscal months ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Reserve Power:
Net sales	$227,344	$247,874	$732,186	$631,172
Operating earnings	$20,187	$12,883	$73,771	$23,013
Motive Power:
Net sales	233,534	305,555	847,514	813,581
Operating earnings	18,733	18,514	57,087	59,128

Consolidated:
Total net sales	$460,878	$553,429	$1,579,700	$1,444,753

Total operating earnings	$38,920	$31,397	$130,858	$82,141

NOTE 19: SUBSEQUENT EVENTS

In February 2009, the Company announced a plan to restructure its Italian operations with the closure of the manufacturing facility there and the opening of a new distribution center to continue to provide responsive service to its customers in that market. In addition, the Company is currently evaluating additional cost reduction actions that it may take in order to meet current and anticipated future customer demand. The Company estimates that the total charges for these actions will amount to approximately $23,000, which includes cash expenses of approximately $16,500, primarily for employee severance-related payments, and a non-cash charge of approximately $6,500, primarily for fixed asset impairments. Based on current timing estimates, the Company expects to record a restructuring charge of approximately $17,500 in the fourth fiscal quarter of 2009 and the $5,500 balance during fiscal 2010.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw material in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental claims, safety claims, and reporting requirements;

•	legislation regarding the restriction of the use of certain hazardous substances in our products;

•	risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	unanticipated litigation and regulatory proceedings to which we might be subject;

•	changes in our market share in the business segments and regions where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	unanticipated quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

•

our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	adverse changes in our short- and long-term debt levels under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain good relations with labor unions;

•	credit risk associated with our customers and counterparties, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure; and

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

We evaluate business segment performance based primarily upon operating earnings, exclusive of highlighted items. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels (see definition of primary working capital in Liquidity and Capital Resources below). Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount due to the significant impact it has on our cash flow and, as a result, our level of debt.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing locations throughout the world. Approximately 60% of our current manufacturing capacity and our net sales for the nine fiscal months of 2009 and 2008 are outside of the United States. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

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

Market conditions in our industry had generally remained strong in fiscal 2008 and through the first quarter of fiscal 2009. The economic climate has since deteriorated with worldwide industrial production and capital spending slowing, both of which have an impact on our unit sales volume.

During the last three fiscal years, the costs of our raw materials, of which lead is the primary one, have fluctuated significantly. The highest price for lead on the London Metal Exchange during fiscal 2008 was $1.81 per pound on October 15, 2007. The highest and the lowest price for lead on the London Metal Exchange during the nine fiscal months of 2009 was, respectively, $1.34 per pound on April 7, 2008 and $0.40 per pound on December 22, 2008. In January 2009, lead averaged approximately $0.51 per pound. Our estimated change in lead cost due to fluctuations in price was a reduction of approximately $25 million in the third fiscal quarter of 2009 and an increase of approximately $73 million in the nine fiscal months of 2009, respectively, over the comparable periods of the prior year. Our estimated incremental lead cost due to increases in average lead prices in fiscal 2008 over fiscal 2007 was approximately $222 million.

Our selling prices have increased substantially during the last several years to partially offset the higher cost of commodities. However, beginning in the second fiscal quarter of 2009, as a result of more recent reductions in the cost of lead, our average selling prices began to decline as measured on a sequential quarterly basis. A future decline in lead and other commodity costs may result in an additional decline in average selling prices in future quarters. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

See the discussion under the caption Market and Economic Conditions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, for a further discussion of commodity costs and our ability to offset some of the impact of these rising costs through selling price increases.

Cost savings programs remain a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing (labor and overhead), raw materials costs and our operating expenses (primarily selling, general and administrative). Our fiscal 2008-2009 European restructuring and the recently announced Italian restructuring are examples of such a cost savings initiatives (see Notes 11 and 19 to the Consolidated Condensed Financial Statements and LLIQUIDITY AND CAPITAL RESOURCES –SUBSEQUENT EVENTS below).

RESULTS OF OPERATIONS

NET SALES

Current quarter by segment

	Fiscal quarter ended December 28, 2008		Fiscal quarter ended December 30, 2007		Decrease
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$227.4	49.3%	$247.9	44.8%	$(20.5)	(8.3)%
Motive Power	233.5	50.7	305.5	55.2	(72.0)	(23.6)

Total	$460.9	100.0%	$553.4	100.0%	$(92.5)	(16.7)%

Year to date by segment

	Nine fiscal months ended December 28, 2008		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$732.2	46.3%	$631.2	43.7%	$101.0	16.0%
Motive Power	847.5	53.7	813.6	56.3	33.9	4.1

Total	$1,579.7	100.0%	$1,444.8	100.0%	$134.9	9.3%

Current quarter by region

	Fiscal quarter ended December 28, 2008		Fiscal quarter ended December 30, 2007		Decrease
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe (1)	$221.6	48.1%	$309.1	55.9%	$(87.5)	(28.3)%
Americas	199.7	43.3	205.0	37.0	(5.3)	(2.6)
Asia	39.6	8.6	39.3	7.1	0.3	0.7

Total	$460.9	100.0%	$553.4	100.0%	$(92.5)	(16.7)%

Year to date by region

	Nine fiscal months ended December 28, 2008		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe (1)	$807.9	51.1%	$785.1	54.3%	$22.8	2.9%
Americas	650.9	41.2	564.2	39.1	86.7	15.4
Asia	120.9	7.7	95.5	6.6	25.4	26.6

Total	$1,579.7	100.0%	$1,444.8	100.0%	$134.9	9.3%

(1)	Includes Europe, Middle East and Africa

Net sales decreased $92.5 million or 16.7% in the third fiscal quarter of 2009, but increased $134.9 million or 9.3% in the nine fiscal months of 2009 over the comparable periods in fiscal 2008. Fluctuating foreign currencies, primarily the euro, which weakened in the third fiscal quarter of 2009 compared to the U.S. dollar, resulted in a decrease in net sales of $44 million or 8% in the third fiscal quarter of 2009, but an increase of $24 million or 2% in the nine fiscal months of 2009, over the comparable periods in fiscal 2008. The euro exchange rate to the U.S. dollar averaged 1.31 ($/ €) in the third fiscal quarter and 1.46 ($/ €) in the nine fiscal months of 2009, compared to 1.46 ($/ €) in the third fiscal quarter of 2008 and 1.40 ($/ €) in the nine fiscal months of 2008.

Approximately $5 million or 1% and $133 million or 9%, respectively, of the increase in our sales in the third fiscal quarter and nine fiscal months of 2009 over the comparable periods in fiscal 2008 are attributable to selling price recovery actions.

Sales volume declined as a result of the global decline in economic activity. Worldwide industrial production and capital spending are slowing and both have a significant impact on our unit sales volume. The organic volume change in sales (the rate of change in sales, excluding the effects of foreign currency translation and price increases) was a decrease of $54 million or 10% in the third fiscal quarter of fiscal 2009, and a decrease of $22 million or 2% in the nine fiscal months of 2009 over the same periods of the prior year.

Segments

Sales in our motive power segment decreased in the third fiscal quarter by $72 million or 24% but increased $34 million or 4%, in the nine fiscal months of 2009, respectively, compared to the comparable periods of the prior year.

Our motive power segment experienced the effects of the global economic decline with a decrease of 15% in organic volume in the third fiscal quarter of 2009. This combined with an 8% decrease from the effects of weaker foreign currencies and a 1% decrease in selling price contribution to a total decrease in revenues of 24% compared to the comparable quarter of the fiscal 2008. In the nine fiscal months of 2009, organic volume decreased 5%, which was offset by selling price increases of 7% and a favorable foreign currency contribution of 2% for a total revenue increase of 4%.

Sales in our reserve power segment decreased in the third fiscal quarter by $21 million or 8% and $101 million or 16%, in the nine fiscal months of 2009, respectively, compared to the comparable periods of the prior year. In the third fiscal quarter of 2009, weaker foreign currencies contributed 7% of the decrease and organic volume contributed 4% of the decrease, which was partially offset by a price increase contribution of 3%. In the nine fiscal months of 2009, incremental selling prices contributed 12%, foreign currencies contributed a 1% increase, and organic growth contributed a 3% increase for a total sales increase of 16% over the comparable nine months of the prior year.

Regions

Sales in our European region decreased in the third fiscal quarter of 2009 by $88 million or 28% but experienced an increase of $23 million or 3%, in the nine fiscal months of 2009, respectively, compared to the comparable periods of the prior year. In the third fiscal quarter of 2009, organic volume contributed 14% of the decrease, weaker foreign currencies contributed 12% of the decrease, and pricing contributed 2% of the decrease, compared to the comparable prior year period. In the nine fiscal months of 2009, a 5% decrease in organic volume was offset by an incremental selling price contribution of 6% and a favorable foreign currency contribution of 2%, compared to the comparable prior year period.

Sales in our Americas region decreased in the third fiscal quarter of 2009 by $5 million or 3%, but experienced an increase of $87 million or 15%, in the nine fiscal months of 2009, compared to the comparable periods of the prior year. In the third fiscal quarter of 2009, organic volume contributed 5% of the decline and weaker foreign currencies contributed 2% of the decline, partially offset by an incremental selling price contribution of 4%, compared to the comparable prior year period. In the nine fiscal months of 2009, incremental selling prices contributed 13% growth and organic volume contributed 3% growth, partially offset by a foreign currency decline of 1%, as compared to the comparable prior year period.

Our Asia region sales in the third fiscal quarter of 2009 were relatively flat as compared to the prior year period, with growth for the nine fiscal months of 2009 to $25 million or 27%. In the third fiscal quarter of 2009, the incremental selling price contribution of 6% was nearly offset by a 5% decline in organic volume, compared to the comparable prior year period. Changes in currency values had little impact in this quarter as compared to the third fiscal quarter of 2008. In the nine fiscal months of 2009, incremental selling prices contributed 15%, foreign currencies contributed 9% and organic volume contributed 3% of the growth, compared to the comparable prior year period.

GROSS PROFIT

	Fiscal quarter ended December 28, 2008		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$101.5	22.0%	$97.5	17.6%	$4.0	4.2%

	Nine fiscal months ended December 28, 2008		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$323.1	20.5%	$276.1	19.1%	$47.0	17.0%

Gross profit increased 4% or $4 million in the third fiscal quarter of 2009, and increased 17% or $47 million in the nine fiscal months of 2009, when compared to the comparable periods of 2008. Gross profit percentage of net sales improved 440 basis points in the third fiscal quarter of 2009, and improved 140 basis points in the nine fiscal months of 2009, in comparison to the comparable periods of 2008, and we have continued to improve this margin on a sequential quarterly basis. The increase in the third fiscal quarter gross profit percentage is primarily attributed to lower raw material costs, ongoing cost reduction initiatives and improved selling prices.

As discussed above in Overview, our cost of raw material has fluctuated significantly in recent years. The cost of lead, our most significant raw material, which reached a high in October 2007, has declined in recent months. We estimate that the cost of lead alone decreased our cost of sales by $25 million in third fiscal quarter of 2009 while increasing our cost of sales by $73 million in the nine fiscal months of 2009, respectively, as compared to the comparable periods in fiscal 2008. We estimate that realized selling price increases were approximately 1% and 9%, respectively, in the third fiscal quarter and nine fiscal months of 2009. We estimate that realized selling price increases were approximately 14% in fiscal 2008.

During the first half of 2009, we were successful in all regions in recovering higher commodity costs through sales price increases. In the third fiscal quarter of 2009 we experienced selling price declines resulting from decreases in our cost of lead. We remain highly focused on our long-standing and on-going cost reduction programs. These programs continue to be highly effective in reducing our costs and, accordingly, have had a significant impact on our operating results. Despite the decline in prices, and with the favorable impact of lower costs of lead and our cost reduction programs, our gross profit percentages, which began to improve in the fourth fiscal quarter of 2008, have continued to improve through this third fiscal quarter.

OPERATING EXPENSES AND GAIN ON SALE OF MANUFACTURING FACILITY

	Fiscal quarter ended December 28, 2008		Fiscal quarter ended December 30, 2007		Decrease
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$63.0	13.7%	$65.0	11.7%	$(2.0)	(3.1)%

Gain on sale of facilities	$(0.4)	(0.1)%	$—	—%	$(0.4)	NA %

Restructuring charges	$0.1	—%	$1.1	0.2%	$(1.0)	(92.6)%

	Nine fiscal months ended December 28, 2008		Nine fiscal months ended December 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$197.0	12.5%	$182.5	12.6%	$14.5	7.9%

Gain on sale of manufacturing facility	$(11.3)	(0.7)%	$—	—%	$(11.3)	NA	%

Restructuring charges	$3.2	0.2%	$11.4	0.8%	$(8.2)	(71.7)%

Legal proceedings charge	$3.4	0.3%	$—	—%	$3.4	NA	%

Operating expenses, excluding the effect of foreign currency translation, increased 4.6% or $3.0 million in the third fiscal quarter of 2009 and increased 5.6% or $10.2 million in the nine fiscal months of 2009, when compared to the comparable periods of 2008. The increases in operating expenses are due to general and administrative costs for larger bad debt provisions due to deteriorating economic conditions and the recognition of an additional year’s award of stock compensation under SFAS 123(R) which we adopted in fiscal 2007. In addition, for the nine fiscal months of 2009, we incurred approximately $5 million of increased selling expenses resulting from higher sales volume.

Operating expenses as a percentage of net sales increased 200 basis points in the third fiscal quarter of 2009 and decreased 10 basis points in the nine fiscal months of 2009, when compared to the comparable periods of 2008. In the third fiscal quarter of 2009, we were unable to reduce operating expenses as rapidly as our revenues declined.

Selling expenses, our main component of operating expenses, were 58.7% and 61.5% of total operating expenses in the third fiscal quarter and the nine fiscal months of 2009, respectively, compared to 61.5% and 62.2% of total operating expenses in the third fiscal quarter and the nine fiscal months of 2008, respectively. Selling expenses were approximately 8% of total net sales in both of the fiscal 2009 periods, which is an 80 basis point increase in the third fiscal quarter and a 20 basis point decrease in the nine fiscal months of 2009, when compared to the comparable periods of 2008.

Gain on sale of facilities

Included in our nine fiscal months of 2009 operating results are $11.3 million of highlighted gains resulting from the sale of two of our facilities, the most significant of which was the sale of our manufacturing facility in Manchester, England. Included in the Manchester gain was the release of $6.6 million of environmental reserves established through purchase accounting of the ESG acquisition in fiscal 2002. The sale of the facility was a planned element of the ongoing European restructuring program and is consistent with our strategy to migrate production to lower cost facilities.

Restructuring charges

Included in our third fiscal quarter and nine fiscal months of 2009 operating results are $0.1 million and $3.2 million, respectively, of highlighted restructuring charges primarily for staff reductions made in connection with the ongoing European restructuring program that we began in fiscal 2008, as a result of the EnerSys AD (formerly known as Energia AD) acquisition.

Included in operating results for our third fiscal quarter of 2008 and the nine fiscal months of 2008 are approximately $1.1 million and $11.4 million, respectively, of highlighted restructuring charges related to the European restructuring as a result of the EnerSys AD acquisition. In our third fiscal quarter of 2008, approximately $1.1 million of restructuring costs were incurred, primarily in Europe. These charges brought our total charges for staff reductions for the nine fiscal months of 2008 to approximately $6.3 million, and the total non-cash impairment charges for redundant machinery and equipment approximated $5.1 million.

The European restructuring charges for all of fiscal 2008 totaled $13.2 million, which comprised a $9.3 million restructuring charge for staff reductions, primarily in Europe, and a non-cash impairment charge of $3.9 million for machinery and equipment that were impaired.

We expect to incur approximately $1.5 million of additional charges related to the ongoing European restructuring in the remainder of fiscal 2009, bringing the total expense for the initiative to $18 million.

In addition, we recently announced a plan to restructure our Italian operations with the closure of our manufacturing facility there and the opening of a new distribution center to continue to provide responsive service to our customers in that market. In addition, we are currently evaluating additional cost reduction actions that we may take in order to meet current and anticipated future customer demand. See a further discussion of this restructuring plan in LIQUIDITY AND CAPITAL RESOURCES –SUBSEQUENT EVENTS, below.

Legal proceedings charge

Included in our nine fiscal months of 2009 operating results are $3.4 million of highlighted expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that our French subsidiary, EnerSys Sarl, was partially responsible for a 1999 fire in a French hotel under construction, which occurred prior to the our acquisition of EnerSys Sarl in 2002. We have recorded a $3.4 million charge in the first fiscal quarter of 2009 and paid the $4.2 million assessment the third fiscal quarter of 2009. The remaining balance of approximately $0.8 million had been accrued previously in connection with the Company’s acquisition of ESG in 2002. We have appealed this ruling.

OPERATING EARNINGS

Current quarter by segment

	Fiscal quarter ended December 28, 2008		Fiscal quarter ended December 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Reserve power	$20.3	8.9%	$13.7	5.5%	$6.6	48.4%
Motive power	18.3	7.8	18.8	6.2	(0.5)	(2.9)

Subtotal	38.6	8.4	32.5	5.9	6.1	18.7

Gain on sale of facility-Motive	0.4	0.2	—	—	0.4	NA
Restructuring charges-Reserve	(0.1)	—	(0.8)	(0.4)	0.7	90.9
Restructuring charges-Motive	—	—	(0.3)	(0.1)	0.3	NA

Total operating earnings	$38.9	8.4%	$31.4	5.7%	$7.5	24.0%

Year to date by segment

	Nine fiscal months ended December 28, 2008		Nine fiscal months ended December 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Reserve power	$67.9	9.3%	$31.4	5.0%	$36.5	116.0%
Motive power	58.2	6.9	62.1	7.6	(3.9)	(6.3)

Subtotal	126.1	8.0	93.5	6.5	32.6	34.8

Gain on sale of facilities-Reserve	10.9	1.5	—	—	10.9	NA
Gain on sale of facility-Motive	0.4	0.1	—	—	0.4	NA
Restructuring charges-Reserve	(1.7)	(0.2)	(8.4)	(1.3)	6.7	80.2
Restructuring charges-Motive	(1.5)	(0.2)	(3.0)	(0.4)	1.5	47.6
Legal proceedings charge-Reserve	(3.4)	(0.7)	—	—	(3.4)	NA

Total operating earnings	$130.8	8.3%	$82.1	5.7%	$48.7	59.3%

Current quarter by region

	Fiscal quarter ended December 28, 2008		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Europe (1)	$12.5	5.6%	$12.2	4.0%	$0.3	1.6%
Americas	24.0	12.0	19.8	9.6	4.2	21.5
Asia	2.1	5.3	0.5	1.2	1.6	NA

Subtotal	38.6	8.4	32.5	5.9	6.1	18.7
Gain on sale of facility-Europe	0.4	0.2	—	—	0.4	NA
Restructuring charges-Europe	(0.1)	—	(1.1)	(0.4)	1.0	90.9

Total operating earnings	$38.9	8.4%	$31.4	5.7%	$7.5	24.0%

Year to date by region

	Nine fiscal months ended December 28, 2008		Nine fiscal months ended December 30, 2007		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Europe (1)	$58.1	7.2%	$37.3	4.8%	$20.8	55.7%
Americas	59.2	9.1	53.4	9.5	5.8	10.8
Asia	8.8	7.3	2.8	3.0	6.0	214.2

Subtotal	126.1	8.0	93.5	6.5	32.6	34.8
Gain on sale of facilities-Europe	11.3	1.4	—	—	11.3	NA
Restructuring charges-Europe	(3.2)	(0.4)	(11.4)	(1.5)	8.2	71.7
Legal proceedings charge-Europe	(3.4)	(0.4)	—	—	(3.4)	NA

Total operating earnings	$130.8	8.3%	$82.1	5.7%	$48.7	59.3%

(1)	Includes Europe, Middle East and Africa
(2)	The percentages shown for the regions and segments are computed as a percentage of the applicable region or segment’s net sales.

Operating earnings increased 24.0% or $7.5 million in the third fiscal quarter of 2009 and increased 59.3% or $48.7 million in the nine fiscal months of 2009, in comparison to the third fiscal quarter and nine fiscal months of 2008. Operating earnings as a percentage of net sales as shown in the table above, increased 270 basis points in the third fiscal quarter of 2009, and increased 260 basis points in the nine fiscal months of 2009, when compared to the comparable periods of 2008.

Operating earnings in the third fiscal quarter of 2009 included a net $(0.3) million of highlighted (credits). Operating earnings in the third fiscal quarter of 2008 included $1.1 million of highlighted restructuring charges. In addition, as discussed above, our operating earnings were significantly affected by the lower cost of commodities, selling price increases, and our continuing cost savings programs that lower both cost of sales and operating expenses.

Operating earnings in the nine fiscal months of 2009 included $(4.7) million of net highlighted (credits) and charges as shown in the table above. Operating earnings in the nine fiscal months of 2008 included $11.4 million of highlighted restructuring charges. In addition, as discussed above, our operating earnings were significantly affected by selling price increases to cover higher raw material cost, our continuing cost savings programs that lower cost of sales and operating expenses; partially offset by higher raw material costs.

INTEREST EXPENSE

	Fiscal quarter ended December 28, 2008		Fiscal quarter ended December 30, 2007		Decrease
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$5.6	1.2%	$7.4	1.3%	$(1.8)	(24.0)%

	Nine fiscal months ended December 28, 2008		Nine fiscal months ended December 30, 2007		Decrease
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$17.6	1.1%	$21.7	1.5%	$(4.1)	(19.0)%

Interest expense of $5.6 million in the third fiscal quarter of 2009 (net of interest income of $0.4 million) was $1.8 million lower than the $7.4 million in the third fiscal quarter of 2008 (net of interest income of $0.3 million). Interest expense of $17.6 million in the nine fiscal months of 2009 (net of interest income of $0.9 million) was $4.1 million lower than the $21.7 million (net of interest income of $0.2 million) in the nine fiscal months of 2008. Our average debt outstanding was $441.4 million and $445.3 million, respectively, in the third fiscal quarter and nine fiscal months of 2009, compared to $432.2 million and $419.6 million, respectively, in the third fiscal quarter and nine fiscal months of 2008. Our average interest rates incurred in the third fiscal quarter and nine fiscal months of 2009 were 5.0% and 5.1%, respectively, compared to 6.4% and 6.5%, respectively, in the third fiscal quarter and nine fiscal months of 2008. Included in interest expense are non-cash charges for deferred financing fees of $0.5 million and $1.4 million, respectively, in the third fiscal quarter and nine fiscal months of 2009, compared to $0.4 million and $1.2 million, respectively, in the third fiscal quarter and nine fiscal months of 2008. The decrease in interest expense in the nine fiscal months of 2009, compared to the comparable period in fiscal 2008, is attributed primarily to a lower 3.375% interest coupon on the $172.5 million convertible notes and lower LIBOR variable rates and higher interest income on invested cash, partially offset by higher borrowing levels.

CHARGES RELATED TO REFINANCING

	Nine fiscal months ended December 28, 2008		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Write-off of deferred financing fees	$4.0	0.3%	$—	—%	$4.0	NA	%
Loss on termination of interest rate swap agreements	1.2	0.1	—	—	1.2	NA	%

Charges related to refinancing	$5.2	0.3%	$—	—%	$5.2	NA	%

In the nine fiscal months of 2009, we incurred charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility. These charges included approximately $4.0 million in write offs of deferred financing fees and $1.2 million of losses incurred as a result of the termination of certain interest rate swap agreements.

OTHER EXPENSE (INCOME), NET

	Fiscal quarter ended December 28, 2008		Fiscal quarter ended December 30, 2007		(Increase in income)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$(13.0)	(2.8)%	$1.8	0.3%	$(14.8)	NA	%

	Nine fiscal months ended December 28, 2008		Nine fiscal months ended December 30, 2007		(Increase in income)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$(9.5)	(0.6)%	$3.9	0.3%	$(13.4)	NA	%

Other expense (income), net was income of $13.0 million in the third fiscal quarter of 2009 compared to an expense of $1.8 million in the comparable period of fiscal 2008. This $14.8 million favorable change is primarily attributed to a $13.8 million in net foreign currency transaction gains in the third fiscal quarter of 2009 as compared to $1.2 million of net foreign currency transaction losses in the third fiscal quarter of 2008.

Other expense (income), net was income of $9.5 million in the nine fiscal months of 2009 compared to an expense of $3.9 million in the comparable period of fiscal 2008. This $13.4 million favorable change is primarily attributed to a $11.7 million in net foreign currency transaction gains in the nine fiscal months of 2009 as compared to $2.7 million of net foreign currency transaction losses in the nine fiscal months of 2008, partially offset in fiscal 2009 by a $0.5 million write-off of minority interest losses.

For further discussions on Foreign Currency Exchange Rate Risks refer to ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below.

Additionally, the nine fiscal months of 2009 and the third fiscal quarter and nine fiscal months of 2008 included $0.3 million, $0.2 million and $0.4 million, respectively, of professional fees associated with secondary offerings.

EARNINGS BEFORE INCOME TAXES

	Fiscal quarter ended December 28, 2008		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$46.4	10.1%	$22.2	4.0%	$24.2	108.8%

	Nine fiscal months ended December 28, 2008		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$117.6	7.4%	$56.6	3.9%	$61.0	107.7%

As a result of the above, earnings before income taxes in the third fiscal quarter of 2009 increased $24.2 million or 108.8% compared to third fiscal quarter of 2008 and earnings before income taxes in the nine fiscal months of 2009 increased $61.0 million or 107.7% compared to nine fiscal months of 2008. Earnings before income taxes as a percentage of sales were 10.1% and 7.4%, respectively, in the third fiscal quarter and nine fiscal months of 2009 in comparison to 4.0% and 3.9%, respectively, in the third fiscal quarter and nine fiscal months of 2008.

INCOME TAX EXPENSE

	Fiscal quarter ended December 28, 2008		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$15.8	3.4%	$6.2	1.1%	$9.6	156.0%

Effective tax rate		34.0%		27.7%		6.3%

	Nine fiscal months ended December 28, 2008		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$36.3	2.3%	$16.4	1.1%	19.9	121.0%

Effective tax rate		30.9%		29.0%		1.9%

The effective income tax rates for the third fiscal quarters of 2009 and 2008 were 34.0% and 27.7%, respectively. The effective income tax rates for the nine fiscal months of 2009 and 2008 were 30.9% and 29.0%, respectively. The rate increases in the third fiscal quarter and nine fiscal months of 2009 as compared to the comparable prior year periods are primarily due to the mix of our earnings realized from higher-taxed jurisdictions during the current periods versus the prior periods. The increase in the nine-month period is partially offset by a $1.1 million tax benefit on the effective settlement of a foreign tax audit, which was recognized in the first fiscal quarter of 2009.

NET EARNINGS

	Fiscal quarter ended December 28, 2008		Fiscal quarter ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$30.6	6.6%	$16.0	2.9%	$14.6	90.7%

	Nine fiscal months ended December 28, 2008		Nine fiscal months ended December 30, 2007		Increase
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$81.3	5.1%	$40.2	2.8%	$41.1	102.2%

As a result of the above, net earnings in the third fiscal quarter of 2009 were $30.6 million (6.6% of net sales), or an increase of 90.7% compared to net earnings in the third fiscal quarter of 2008 of $16.0 million (2.9% of net sales). Net earnings in the nine months of fiscal 2009 were $81.3 million (5.1% of net sales), or an increase of 102.2% compared to net earnings in the nine fiscal months of 2008 of $40.2 million (2.8% of net sales).

Net earnings per common share in the third fiscal quarter of 2009 were $0.63 per basic and diluted share compared to $0.34 per basic share and $0.33 per diluted share in the third fiscal quarter of 2008. Net earnings per common share in the nine fiscal months 2009 were $1.65 per basic and $1.63 per diluted share compared to $0.85 per basic and $0.83 per diluted share in the nine fiscal months 2008.

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

Also, in the first fiscal quarter of fiscal 2009, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as it relates to fair value measurement requirements for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. However, FASB deferred the effective date of SFAS 157 until the beginning of our fiscal 2010, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill and other non-amortized intangibles. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The adoption of SFAS 157 as it relates to fair value measurement requirements for financial assets and liabilities did not have a material effect on our consolidated financial statements.

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

There have been no other material changes to our critical accounting policies from those discussed under the caption Critical Accounting Policies and Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $126.7 million for the nine fiscal months of 2009, compared to cash used of $16.3 million in the comparable period of fiscal 2008. Earnings before non-cash items increased $33.6 million and the use of primary working capital decreased $121.3 million in the nine fiscal months of 2009 as compared to the nine fiscal months of 2008. Partially offsetting these favorable results, was the increased use of $11.7 million for prepaid and other assets, accrued expenses and deferred taxes in the nine fiscal months of 2009 as compared to the nine fiscal months of 2008.

Earnings before non-cash items in the nine fiscal months of 2009, which excluded primarily depreciation and amortization, the write-off of deferred financing fees, stock compensation and an increase in our reserve for doubtful accounts, and the gain on sale of certain of our facilities, totaled $118.2 million. Earnings before non-cash items in the nine fiscal months of 2008, which excluded primarily depreciation and amortization, a non-cash restructuring charge and stock compensation, totaled $84.6 million.

“Primary working capital” for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable, and the resulting net amount is divided by the trailing three month net sales (annualized) to derive a “primary working capital percentage.” Primary working capital was $517.0 million (yielding a primary working capital percentage of 28.0%) at December 28, 2008, $578.2 million (yielding a primary working capital percentage of 24.8%) at March 31, 2008 and $532.5 million (yielding a primary working capital percentage of 24.1%) at December 30, 2007. We have experienced an increase in day’s sales outstanding in receivables in our Americas and Europe regions, which we are closely monitoring. We recognize there is additional credit risk in the current economic environment and we are taking appropriate steps to both reduce and limit these business risks. We do not believe we have experienced a significant change in the overall credit quality of our accounts receivable portfolio during fiscal 2009. Accordingly, we believe we have adequate provisions for bad debts at this time. We have continued to reduce inventory levels, as demand has softened, with inventory turns increasing modestly. We are continuing to adjust production levels and inventory balances to correspond with changes in demand and we are also reducing purchases to reflect softening demand; therefore accounts payable as a percent of trailing sales is declining, having the effect of increasing our primary working capital percentage. Primary working capital and primary working capital percentages at December 28, 2008, March 31, 2008 and December 30, 2007 are computed as follows:

Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
			(in millions)
December 28, 2008	$428.3	$256.8	$(168.1)	$517.0	$1,843.5	28.0%
March 31, 2008	503.0	335.7	(260.5)	578.2	2,327.5	24.8%
December 30, 2007	468.0	335.0	(270.5)	532.5	2,214.0	24.1%

Investing activities used cash of $29.5 million for the nine fiscal months of fiscal 2009, compared to cash used of $43.6 million in the comparable period in fiscal 2008. This decrease in spending was primarily due to the proceeds of $10.3 million received in the nine fiscal months of 2009 from the sale of certain of our facilities and other assets, compared to the $17.4 million of cash paid in the prior year period, primarily for the May 2007 EnerSys AD (formerly known as Energia AD) acquisition. Capital expenditures were $39.9 million in the nine fiscal months of 2009, compared to $26.5 million in the nine fiscal months of 2008. The current year’s capital spending includes the continuation of a capacity expansion of our thin plate, pure lead manufacturing facilities for which we anticipate spending approximately $50 million during fiscal years 2008, 2009 and 2010.

Financing activities used cash of $7.4 million in the nine fiscal months of 2009, compared to cash provided of $45.9 million in the comparable period of fiscal 2008. During the first fiscal quarter of 2009, we repaid $351.4 million borrowed under our prior senior secured credit facility with the issuance of $172.5 million of unsecured convertible notes, and $225.0 million of Term A loans borrowed under our new $350 million senior secured credit facility. Additionally, in the nine fiscal months of 2009, we repaid $6.4 million of term debt and $26.8 million of short-term debt. In the nine fiscal months of 2008 we increased short-term debt by $30.6 million, primarily for the May 2007 EnerSys AD acquisition.

During the nine fiscal months of 2009 we purchased 1.8 million shares of our common stock at $11.00 per common share for $19.8 million in the aggregate from an institutional shareholder. The exercise of stock options and the related tax benefits contributed $10.6 million in the nine fiscal months of 2009, compared to $22.1 million in the comparable period of fiscal 2008. Finally, in the nine fiscal months of 2009, we made cash payments of $10.7 million for deferred financing costs related to the new unsecured convertible notes and senior secured credit facility.

As a result of the above, total cash and cash equivalents increased by $84.7 million in the nine fiscal months of 2009, compared to a cash decrease of $13.1 million in the comparable period of fiscal 2008.

At December 28, 2008, there was $222.2 million outstanding under the Term A Loans and $172.5 million outstanding in convertible notes. At March 31, 2008, there was $351.4 million outstanding under our prior facility’s Term B Loans. There were no borrowings outstanding under the revolving credit lines at December 28, 2008, as compared to $12.4 million of borrowings outstanding under our prior facility’s revolving credit lines at March 31, 2008.

In addition to the credit facilities identified above, many of our foreign subsidiaries maintain local credit facilities to provide funds for working capital and other purposes.

All obligations under our $350 million senior secured credit facility are secured by, among other things, substantially all of our United States assets. All obligations under our Euro 25 Million Credit Agreement are secured by a pledge of the shares of our Italian subsidiary and a guaranty by EnerSys. Our credit agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, repurchase our common stock, pay dividends and take certain other actions.

We are currently in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our cash requirements. See Note 8 to the Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for a detailed description of debt.

SUBSEQUENT EVENTS

In February 2009, we announced a plan to restructure our Italian operations with the closure of our manufacturing facility there and the opening of a new distribution center to continue to provide responsive service to our customers in that market. In addition, we are currently evaluating additional cost reduction actions that we may take in order to meet current and anticipated future customer demand. We estimate that the total charges for these actions will amount to approximately $23.0 million, which includes cash expenses of approximately $16.5 million, primarily for employee severance-related payments, and a non-cash charge of approximately $6.5 million, primarily for fixed asset impairments. Based on current timing estimates, we expect to record a restructuring charge of approximately $17.5 million in the fourth fiscal quarter of 2009 and the $5.5 million balance during fiscal 2010. We anticipate that this restructuring plan will result in pre-tax savings of approximately $13 million annually.

RELATED PARTY TRANSACTIONS

In May 2008, concurrently with the convertible note offering, certain of our stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 3,690,000 shares of our common stock. The offering closed on May 28, 2008.

We did not receive any proceeds from the common stock offerings, however, under the terms of our 2004 Securityholder Agreement, we did incur fees related to the offerings of approximately $0.3 million and $0.2 million, respectively, in the nine fiscal months ended December 28, 2008 and December 30, 2007.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At December 28, 2008 and March 31, 2008 such agreements effectively convert $170.0 million and $203.0 million, respectively, of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the outstanding interest rate swap agreements:

In October 2005, we entered into interest rate swap agreements to fix interest rates on $75.0 million of floating rate debt through December 22, 2010. The fixed rates per year plus an applicable credit spread began December 22, 2005, and are 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year. In connection with the issuance of $172.5 million aggregate principal amount of senior unsecured 3.375% convertible notes and the repayment of a portion of the senior secured Term Loan B in May 2008, we terminated $30 million of these interest rate swap agreements, at a loss of $1.2 million. Accordingly, $45.0 million of floating rate debt remains outstanding.

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

In December 2007, we entered into $45.0 million of interest rate swap agreements that become effective in February and May 2008, to fix the interest rates on $20.0 million of floating rate debt through February 22, 2013, at 4.134% per year and to fix the interest rates on $25.0 million of floating rate debt through May 7, 2013, at 4.138% per year.

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

Commodity Cost Risks - Lead Contracts

We have a significant risk in our exposure to certain raw materials. Our largest single raw material cost is lead, for which the cost remains volatile. In order to hedge against increases in our lead cost, we have entered into contracts with financial institutions to fix the price of lead. The vast majority of these contracts are for a period not extending beyond one year. We had the following contracts at the dates shown below:

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
December 28, 2008	$32.4	51.8	$0.63	11%
March 31, 2008	72.3	58.5	1.24	12
December 30, 2007	112.7	74.3	1.52	15

(1)	Based on approximate annual lead requirements for the periods then ended.

We believe the cost of lead that we will expense through cost of sales during the remaining quarter of this fiscal year is largely quantified and known. This takes into account the hedge contracts in place at December 28, 2008, and lead purchased by December 28, 2008, that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead over our estimated cost in fiscal 2008 would increase our annual total cost of goods sold by approximately $54 million or 3% of annualized nine fiscal months of 2009 total cost of goods sold.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products primarily in China, France, Germany, Italy, Mexico, Poland, Bulgaria, the United Kingdom and the United States. Approximately 60% of our sales and expenses are translated in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty and Chinese renminbi.

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce our impact from the volatility of currency movements. Based primarily on statistical currency correlations on our exposures in fiscal 2008, we are highly confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $8 million in more than one year out of twenty years. The fiscal 2009 gains exceeded the normal statistical range. The high volatility of currency fluctuations in our third fiscal quarter has resulted in a gain of $13.8 million from foreign currency transactions as compared to an expense of $1.2 million in the third fiscal quarter of 2008, and a nine fiscal month gain from currency transactions of $11.7 million as compared to an expense of $2.7 million in the nine fiscal months of 2008.

Our largest foreign currency exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany financing and trade transactions. The foreign currency gains and losses noted above primarily resulted from the settlement or translation of intercompany financing and trading balances during a period of unusually high volatility of foreign currency exchange rates. These fluctuations involved foreign currencies against the U.S. dollar and, in many cases, against other foreign currencies, primarily the cross rates of the euro/British pound, euro/Polish zloty and euro/U.S. dollar. We have recently taken steps that we believe will mitigate the impact of these foreign currency rate fluctuations; however, we cannot be certain that foreign currency gains and losses of the size recognized in the third fiscal quarter of 2009 will not occur in the future.

To hedge our foreign currency exposures we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of December 28, 2008, and March 31, 2008, we had entered into a total of $28.4 million and $99.6 million, respectively, as follows:

	December 28, 2008					March 31, 2008
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged			Approximate % of Annual Requirements (1)	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell euros for U.S. dollars	$21.5		$1.45	/€	10%	$91.5	$	/€ 1.47	39%
Sell UK pounds for U.S. dollars	4.5		$1.94	/£	13%	8.1	$	/£ 1.97	28%
Sell U.S. dollars for Chinese yuan	2.4	CYN	6.84	/$	14%	—		—	—%

Total	$28.4					$99.6

(1)	Based on estimated fiscal year currency requirements.

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

In June 2008, the Court of Commerce in Lyon, France ruled that our French subsidiary, EnerSys Sarl, which was acquired by us in 2002, was partially responsible for a 1999 fire in a French hotel under construction. EnerSys Sarl’s portion of the damages was assessed at €2.7 million (euros), or $4.2 million. We have recorded a $3.4 million charge in the nine fiscal months ended December 28, 2008 to fully accrue the court’s assessment. The remaining balance of approximately $0.8 million had been accrued previously in connection with our acquisition of ESG in 2002. The assessment was paid in the third fiscal quarter of 2009. We have appealed this ruling.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 30, 2008, we completed the purchase of 1.8 million shares of our common stock at $11.00 per common share for $19.8 million in the aggregate from an institutional shareholder.

In addition to the 1.8 million shares discussed above, we purchased common shares from participants in our equity incentive plans. As provided by such plans, vested awards outstanding may be exercised through surrender to the Company of award shares or vested awards outstanding under the Plan to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise. The following table summarizes the number of such shares purchased:

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
Month 1 September 29 – October 26, 2008	—	—	—	—
Month 2 October 27 – November 23, 2008	1,805,344	11.00	—	—
Month 3 November 24– December 28, 2008	174	9.12	—	—
Total	1,805,518	11.00	—	—

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.1	Amendment and Supplemental Facility Agreement to the Company’s Euro 25 Million Credit Facility Agreement, dated October 16, 2008 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: February 4, 2009

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.1	Amendment and Supplemental Facility Agreement to the Company’s Euro 25 Million Credit Facility Agreement, dated October 16, 2008 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).