Form 10-K
period 2009-03-31
EnerSys
filed 2009-06-01
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2009 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-32253

ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2366 Bernville Road

Reading, Pennsylvania 19605

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 610-208-1991

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: 3.375% Convertible Senior Notes due 2038

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  YES    ☐  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at September 28, 2008: $843,650,361 (1) (based upon its closing transaction price on the New York Stock Exchange on September 26, 2008).

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 26, 2009:                          47,986,420 Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 23, 2009, are incorporated by reference in Part III of this Annual Report.

Please note that, pursuant to Rule 405 of Regulation S-T, EnerSys is not required to file with the Securities and Exchange Commission, or post on its corporate website, any Interactive Data File prior to June 15, 2010.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in this Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

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

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	our ability to maintain our existing credit facilities or obtain satisfactory new credit facilities;

•	adverse changes in our short- and long-term debt levels under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain good relations with labor unions;

•	credit risk associated with our customers, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure; and

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

For the Fiscal Year Ended March 31, 2009

PART I

ITEM 1.	BUSINESS

Overview

EnerSys (the “Company,” “we,” or “us”) is the world’s largest manufacturer, marketer and distributor of industrial batteries. We also manufacture, market and distribute related products such as chargers, power equipment and battery accessories, and we provide related after-market and customer-support services for industrial batteries. We characterize our batteries as either reserve power batteries or motive power batteries.

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

Today, our reserve power batteries are marketed and sold principally under the PowerSafe, DataSafe, EcoSafe, Hawker, Genesis, Odyssey, Varta and Cyclon brands. Our motive power batteries are marketed and sold principally under the Hawker, EnerSys Ironclad, General Battery, Fiamm Motive Power and Express brands. We also manufacture and sell related DC power products including chargers, electronic power equipment and a wide variety of battery accessories. Our battery products span a broad range of sizes, configurations and electrical capacities, enabling us to meet a wide variety of customer applications.

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

In March 2002, we acquired the reserve power and motive power business of the Energy Storage Group of Invensys plc. (“ESG”). In June 2005, we acquired the motive power battery business of FIAMM, S.p.A. (FIAMM), which complements our European motive power business. We also made smaller acquisitions of a producer of specialty nickel-based batteries based in Germany; a producer of lithium power sources, primarily for aerospace and defense applications located in the United States; a lead-acid battery business in Switzerland; a manufacturing facility in China; and an approximate 97% interest in a producer of industrial batteries, located in Bulgaria.

Debt refinancing

In May 2008, the Company issued $172.5 million aggregate principal amount of senior unsecured 3.375% convertible notes. The senior unsecured 3.375% convertible notes are potentially convertible, at the option of the holders, into approximately 4.25 million shares of EnerSys common stock. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.

In June 2008, the Company completed the refinancing of approximately $192.0 million of the outstanding combined balance of the senior secured Term Loan B and its then existing revolving credit facility with a new $350.0 million senior secured credit facility comprising a $225.0 million Term A Loan and a new, undrawn $125.0 million revolving credit facility,

We used part of the proceeds from the issuance of $172.5 million of unsecured convertible notes, and $225.0 million of Term A Loan borrowed under our new $350.0 million senior secured credit facility, to repay $351.4 million borrowed under our prior senior secured credit facility. (See Liquidity and Capital Resources in Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Notes 8 and 11 in Notes to Consolidated Financial Statements in Item 8).

Repurchase of Common Stock

In October 2008, we purchased 1.8 million shares of our common stock at $11.00 per common share for $19.8 million in the aggregate from an institutional shareholder.

Restructuring Plans

In February and May 2009, we announced a plan to restructure our European and American operations, which will eliminate approximately 420 employees on completion across our operations. These actions are primarily in Europe, the most significant of which is the closure of our leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to our customers in that market. We estimate that the total charges for these actions will amount to approximately $32.0 million, which includes cash expenses of approximately $23.0 million, primarily for employee severance-related payments, and a non-cash charge of approximately $9.0 million, primarily for fixed asset impairments.

Following the May 2007 acquisition of approximately a 97% interest in Energia AD (“ENERGIA”), a Bulgarian battery producer, we announced our commitment to restructure certain operations primarily to facilitate the integration of ENERGIA into the Company’s worldwide operations. This restructuring program is near completion at an estimated total charge of $17 million, which included cash expenses of approximately $12.5 million, primarily for employee severance-related payments, and a non-cash charge of approximately $4.5 million, primarily for fixed asset impairment.

(See Cost Savings Initiatives-Restructuring in Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 20 of Notes to Consolidated Financial Statements in Item 8).

Fiscal Year Reporting

In this Form 10-K, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2009”, which refers to our fiscal year ended March 31, 2009. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in fiscal 2009 ended on June 29, 2008, September 28, 2008, December 28, 2008, and March 31, 2009, respectively. The four fiscal quarters in fiscal 2008 ended on July 1, 2007, September 30, 2007, December 30, 2007, and March 31, 2008, respectively. Financial information about segments and geographic areas is incorporated by reference from Note 24 of Notes to Consolidated Financial Statements in Item 8.

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

The primary raw materials used to manufacture our products include lead, plastics, steel and copper. We purchase lead from a number of leading suppliers throughout the world. Because lead is traded on the world’s commodity markets and its price fluctuates daily, we from time to time enter into hedging arrangements for a portion of our projected requirements to reduce the volatility of these fluctuations.

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

Reserve Power

We believe we have the largest market share for reserve power products on a worldwide basis. We compete principally with Exide Technologies, GS Yuasa, C&D Technologies, FIAMM, Coslight, Northstar, and East Penn Manufacturing.

Motive Power

We believe we have the largest market share for motive power products on a worldwide basis. Our principal competitor, on a global basis, is Exide Technologies. On a regional basis, East Penn Manufacturing and Crown Battery Manufacturing Co. compete with us in North America, Hoppecke competes with us in Europe, and JSB, Shinkobe and GS Yuasa compete with us in Asia.

Warranties

Warranties for our products vary geographically and by product type and are competitive with other suppliers of these types of products. Generally, our reserve power products’ warranties range from one- to twenty-years and our motive power products’ warranties range from one- to seven-years. The length of our warranties is sometimes extended to reflect varied regional characteristics and competitive influences. In some cases, our warranty period may include a pro rata period, which is typically based around the design life of the product and the application served. Our warranties generally cover defects in workmanship and materials and are limited to specific usage parameters.

Intellectual Property

We have numerous patents and patent licenses in the United States and other jurisdictions but do not consider any one patent to be material to our business. From time to time, we apply for patents on new inventions and designs, but we believe that the growth of our business will depend primarily upon the quality of our products and our relationships with our customers, rather than the extent of our patent protection.

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

We own or possess exclusive and non-exclusive licenses and other rights to use a number of trademarks in various jurisdictions. We have obtained registrations for many of these trademarks in the United States and other jurisdictions. Our various trademark registrations currently have a duration of approximately 10 to 20 years, varying by mark and jurisdiction of registration and may be renewable. We endeavor to keep all of our material registrations current. We believe that many such rights and licenses are important to our business by helping to develop strong brand-name recognition in the marketplace. Some of the significant (registered and unregistered) trademarks that we use include: Aquafree, Armasafe plus, Cyclon, DataSafe, Deserthog, EcoSafe, Energia, Energy Plus, EnerSys Ironclad, Envirolink, Eon Technology, Express, FIAMM Motive Power, General Battery, Genesis, Hawker, HUP, LifeGuard, LifePlus, Life Speed, Loadhog, Odyssey, Oldham, PowerGuard, PowerLease, Powerline, PowerPlus, PowerSafe, Redion, Smarthog, Superhog, Supersafe, Varta, Waterless and Workhog.

Seasonality

Our business generally does not experience significant monthly or quarterly fluctuations in net sales as a result of weather or other trends that can be directly linked to seasonality patterns. However, our second fiscal quarter normally experiences moderate reductions in net sales as compared to our first fiscal quarter for that year, due to summer manufacturing shutdowns of our customers and holidays primarily in North America and Western Europe. Our fourth fiscal quarter normally experiences the highest sales of any fiscal quarter within a given year, as was the case in fiscal 2008 and 2007. Many reserve power telecommunications customers tend to perform extensive service and engage in higher battery replacement and maintenance activities in the first calendar quarter of a year, which is our fourth fiscal quarter. In addition, many of our largest industrial customers are on a calendar year basis and many tend to purchase their durable goods more heavily in that quarter than any other within the calendar year. In fiscal 2008, sales in each quarter were higher than the preceding quarter, primarily due to price recovery initiatives and the strengthening of other currencies against the U.S. dollar. In fiscal 2009, sales in our third and fourth quarters were affected by the current worldwide economic slowdown and sales were progressively lower in these quarters.

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

Employees

At March 31, 2009, we had approximately 7,500 employees, down from approximately 8,600 employees at March 31, 2008. Of these employees, approximately 3,100, almost all of whom work in our European facilities, were covered by collective bargaining agreements. The average term of these agreements is two years, with the longest term being three years. These agreements expire over the period from calendar years 2009 to 2011.

We consider our employee relations to be good. Historically, we have not experienced any significant labor unrest or disruption of production.

Environmental Matters

In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and changing environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, we may in the future, be required to comply with the directive issued from the European Economic Union called Registration, Evaluation, Authorization and Restriction of Chemicals or “REACH,” that entered into force on June 1, 2007. Under the directive, companies which manufacture or import more than one ton of a chemical substance per year will be required to register it in a central database administered by the new European Chemicals Agency. REACH will require a registration, over a period of 11 years, of some 30,000 chemical substances. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws and regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time, we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or their exposure to, hazardous substances used, stored, transported or disposed of by us or contained in our products.

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at their current or former properties or at properties at which they have disposed of hazardous substances. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties that was caused by former owners. Soil and groundwater contamination has occurred at some of our current and former properties and may occur or be discovered at other properties in the future. We are currently investigating and monitoring soil and groundwater contamination at several of our properties, in most cases as required by regulatory permitting processes. We may be required to conduct these operations at other properties in the future. In addition, we have been and in the future may be liable to contribute to the cleanup of locations owned or operated by other persons to which we or our predecessor companies have sent wastes for disposal, pursuant to federal and other environmental laws. Under these laws, the owner or operator of contaminated properties and companies that generated, disposed of or arranged for the disposal of wastes sent to a contaminated disposal facility can be held jointly and severally liable for the investigation and cleanup of such properties, regardless of fault.

Sumter, South Carolina

We currently are responsible for certain environmental obligations at our former battery facility in Sumter, South Carolina. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. Remediation issues related to lead contamination in the soil were addressed pursuant to a 1998 Consent Order with the State of South Carolina, and we believe this matter to be closed. We are subject to ongoing storm water inspection requirements under a 2000 Consent Order based on suspected lead contamination. We also are in periodic discussions with the State of South Carolina regarding alleged trichloroethylene (TCE) and other volatile organic compound (VOC) contamination in the groundwater that predates our ownership of this facility. There may be other unidentified contaminants in the soil or groundwater that also predate our ownership of this facility. We have established a reserve for this facility, and in fiscal 2008, we received $1.1 million from a previous owner in settlement of their indemnification of potential environmental liabilities related to the Sumter facility. As of March 31, 2009, the reserves related to this facility and the removal of its remaining equipment totaled approximately $4.0 million. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.

Manchester, England

In the first fiscal quarter of 2009, the Company sold its Manchester, England manufacturing facility. The new owners assumed the related environmental obligations and, accordingly, we removed the approximate $6.6 million of environmental reserves associated with this location.

Environmental and safety certifications

Nine of our facilities in the United States, Europe and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Two facilities in Europe are certified to OHSAS 18001 standards.

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

We compete with a number of major international manufacturers and distributors, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of our industry, consolidation among industrial battery purchasers and the financial difficulties being experienced by several of our competitors, we have been subjected to continual and significant pricing pressures. We anticipate heightened competitive pricing pressure as Chinese and other foreign producers, able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with OEMs and other customers. In addition, certain of our competitors own lead smelting facilities which, during periods of lead cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to reduce our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

The recent financial crisis and current uncertainty in global economic conditions could negatively affect the Company’s operating results.

Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Both our reserve power and motive power segments are heavily dependent on the end markets they serve and our operating results will vary depending on the capital expenditure environment in these markets. Sales of our motive power products, for example, depend significantly on demand for new electric industrial forklift trucks, which in turn depends on end-user demand for additional motive capacity in their distribution and manufacturing facilities. The current financial crisis and uncertainty in global economic conditions have resulted in substantial volatility in the credit markets and a low level of liquidity in many financial markets. These conditions may result in a further slowdown to the global economy that could affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products, which could in turn negatively impact our sales and revenue generation and result in a material adverse effect on our business, cash flow, results of operations and financial position.

Reliance on third party relationships and derivative agreements could adversely affect the Company’s business.

We depend on third parties, including suppliers, distributors, toll operators, freight forwarders, insurance brokers, commodity brokers, major financial institutions and other third party service providers, for key aspects of our business including the provision of derivative contracts to manage risks of: a) lead cost volatility, b) foreign currency exposures, and c) interest rate volatility on a portion of our long-term floating-rate debt. Failure of these third parties to meet their contractual, regulatory and other obligations to the Company or the development of factors that materially disrupt the relationships between us and these third parties, could expose us to the risks of high lead costs, unfavorable foreign currency rates and higher interest expenses, which could have a material adverse effect on our business.

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

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at their current or former properties or at properties at which they have disposed of hazardous substances. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties that was caused by former owners. Soil and groundwater contamination has occurred at some of our current and former properties and may occur or be discovered at other properties in the future. We are currently investigating and monitoring soil and groundwater contamination at several of our properties, in most cases as required by regulatory permitting processes. We may be required to conduct these operations at other properties in the future. In addition, we have been and in the future may be liable to contribute to the cleanup of locations owned or operated by other persons to which we or our predecessor companies have sent wastes for disposal, pursuant to federal and other environmental laws. Under these laws, the owner or operator of contaminated properties and companies that generated, disposed of or arranged for the disposal of wastes sent to a contaminated disposal facility can be held jointly and severally liable for the investigation and cleanup of such properties, regardless of fault.

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

We invoice foreign sales and service transactions in local currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current rates as of the balance sheet date. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, primarily the euro, British pound and Polish zloty, may adversely affect our revenue, cost of revenue and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. Approximately 60% of net sales were generated outside of the United States.

Most of the risk of fluctuating foreign currencies is in our Europe operations, which comprised over half of our net sales during the last two fiscal years. The euro is the dominant currency in our European operations.

The translation impact from currency fluctuations on net sales and operating earnings in the Americas and Asia regions are not significant, as a substantial majority of these net sales and operating earnings are in U.S. dollars or are closely correlated to the U.S. dollar.

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

We manufacture and assemble our products primarily in China, France, Germany, Mexico, Poland, Bulgaria, the United Kingdom and the United States. Approximately 60% of our sales and expenses are translated in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty and Chinese renminbi.

We quantify and monitor our global foreign currency exposures. Our largest foreign currency exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany financing and trade transactions. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce our impact from the volatility of currency movements. Based primarily on statistical currency correlations on our current estimated exposures for fiscal 2010, we are confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $12 million in more than one year out of twenty years. The fiscal 2009 gains exceeded the normal statistical range. The settlement or translation of intercompany financing and trading balances during a period of unusually high volatility of foreign currency exchange rates in fiscal 2009, resulted in a gain of $11.6 million from foreign currency transactions as compared to an expense of $2.7 million in fiscal 2008. We have recently taken steps that we believe will mitigate the impact of these foreign currency rate fluctuations and such fluctuations were minimized in the fiscal fourth quarter of 2009; however, we cannot be certain that foreign currency fluctuations of the size recognized in fiscal 2009 will not occur in the future.

Our international operations may be adversely affected by actions taken by foreign governments or other forces or events over which we may have no control.

We currently have significant manufacturing and/or distribution facilities outside of the United States., including in the United Kingdom, France, Germany, China, Mexico, Poland, Czech Republic, Spain, Italy, Bulgaria, Australia, Belgium and Switzerland. We may face political instability and economic uncertainty, cultural and religious differences and difficult labor relations in our foreign operations. We also may face barriers in the form of long-standing relationships between potential customers and their existing suppliers, national policies favoring domestic manufacturers and protective regulations including exchange controls, restrictions on foreign investment or the repatriation of profits or invested capital, changes in export or import restrictions and changes in the tax system or rate of taxation in countries where we do business. We cannot assure you that we will be able to successfully develop and expand our international operations and sales or that we will be able to overcome the significant obstacles and risks of our international operations.

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

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Certain of these technologies, especially TPPL technology, are important to our business and are not protected by patents. Despite our efforts to protect our proprietary intellectual property and technology and other confidential information, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property and proprietary technologies.

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

Future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. Any future issuances of equity securities would dilute stockholder ownership interests. In addition, future acquisitions might not increase, and may even decrease our earnings or earnings per share and the benefits derived by us from an acquisition might not outweigh or might not exceed the dilutive effect of the acquisition. We also may incur additional debt or suffer adverse tax and accounting consequences in connection with any future acquisitions.

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

Our ability to continue our ongoing business operations and fund future growth depends on our ability to maintain adequate credit facilities and to comply with the financial and other covenants in such credit facilities or to secure alternative sources of financing. However, such credit facilities or alternate financing may not be available or, if available, may not be on terms favorable to us.

Our significant indebtedness could adversely affect our financial condition.

As of March 31, 2009, we had $417.7 million of total consolidated debt. This level of debt could:

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

Set forth below is certain information, as of March 31, 2009, with respect to our principal properties. The primary function of the listed facilities is manufacturing of industrial batteries, unless otherwise noted.

Location	Products Produced/Function	Size (sq. feet utilized)	Owned/Leased
Americas:
Reading, PA	Worldwide Headquarters	109,000	Owned
Warrensburg, MO	Industrial Batteries	376,000	Owned
Richmond, KY	Industrial Batteries and Distribution	372,500	Owned/Leased
Hays, KS	Industrial Batteries	351,000	Owned
Sumter, SC	Distribution Center	300,000	Owned
Monterrey, Mexico	Industrial Batteries	181,000	Owned
Tijuana, Mexico	Industrial Batteries	156,000	Owned
Ooltewah, TN	Industrial Batteries	100,750	Owned
Cleveland, OH	Industrial Battery Chargers	66,000	Owned
Saddle Brook, NJ	Distribution Center	58,500	Leased
Sumter, SC	Metal Fabrication	52,000	Owned
Horsham, PA	Industrial Batteries	51,400	Leased
Chino, CA	Distribution Center	47,400	Leased
Monterrey, Mexico	Metal Fabrication	44,800	Leased
Dallas, TX	Distribution Center	40,000	Leased
Santa Fe Springs, CA	Distribution Center	35,000	Leased
Brampton, Canada	Distribution Center	30,400	Leased
Burr Ridge, IL	Distribution Center	25,500	Leased
Norcross, GA	Distribution Center	23,600	Leased
Kansas City, MO	Distribution Center	19,700	Leased
Union City, CA	Distribution Center	17,400	Leased
Warrington, PA	Distribution Center	15,000	Leased
Warwick, RI	Design Center	4,000	Leased

Europe:
Zurich, Switzerland	European Headquarters	2,500	Leased
Arras, France	Industrial Batteries	486,000	Owned
Targovishte, Bulgaria	Industrial Batteries	483,000	Owned
Newport, Wales	Industrial Batteries	233,000	Owned
Bielsko-Biala, Poland	Industrial Batteries	220,000	Owned
Montecchio, Italy(1)	Industrial Batteries	207,000	Leased
Hagen, Germany	Industrial Batteries	185,000	Owned
Hostimice, Czech Republic	Metal Fabrication and Distribution	85,000	Owned
Herstal, Belgium	Distribution Center	58,700	Leased
Zwickau, Germany	Industrial Batteries	57,000	Leased
Zamudio, Spain	Industrial Battery Assembly and Distribution	55,000	Owned
Brussels, Belgium	Distribution Center	45,000	Leased
Manchester, England	Distribution Center	42,600	Leased
Brebieres, France	Industrial Battery Chargers	41,000	Leased

Asia:
Singapore	Asia Headquarters	3,200	Leased
Shenzhen, China	Industrial Batteries	176,000	Leased
Jiangsu, China	Industrial Batteries	160,000	Owned
Shantou, China	Industrial Batteries	92,000	Owned
Sydney, Australia	Industrial Battery Assembly and Distribution	13,000	Leased

(1)	Production ceased at the Montecchio, Italy location in April 2009.

ITEM 3.	LEGAL PROCEEDINGS

In June 2008, the Court of Commerce in Lyon, France ruled that our French subsidiary, EnerSys Sarl, which was acquired by us in 2002, was partially responsible for a 1999 fire in a French hotel under construction. EnerSys Sarl’s portion of the damages was assessed at €2.7 million (euros), or $4.2 million. We have recorded a $3.4 million charge in fiscal 2009 to fully accrue the court’s assessment. The remaining balance of approximately $0.8 million had been accrued previously in connection with our acquisition of ESG in 2002. The assessment was paid in the third fiscal quarter of 2009. We have appealed this ruling.

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

No matters were submitted to the vote of stockholders through the solicitation of proxies or otherwise during the fiscal quarter ended March 31, 2009.

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

Quarter Ended	High Price	Low Price	Closing Price
June 29, 2008	$37.14	$22.54	$33.02
September 28, 2008	$34.23	$18.30	$19.69
December 28, 2008	$19.71	$5.96	$10.58
March 31, 2009	$13.47	$8.74	$12.12

July 1, 2007	$19.15	$16.29	$18.30
September 30, 2007	$19.46	$17.50	$17.77
December 30, 2007	$24.81	$17.55	$24.45
March 31, 2008	$27.72	$22.13	$23.92

Holders of Record

As of May 26, 2009, there were approximately 344 record holders of common stock of the Company. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock, and we have certain restrictions from doing so by our senior secured credit agreement. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three fiscal years ended March 31, 2009, we did not issue any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the number of common shares we purchased during the fourth fiscal quarter of 2009 from participants in our equity incentive plans. As provided by such plans, vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the Plan to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
December 29, 2008-January 25, 2009	7,691	$11.00	—	—
January 26, 2009-Febuary 22, 2009	—	—	—	—
February 23, 2009-March 31, 2009	—	—	—	—

Total	7,691	$11.00	—	—

STOCK PERFORMANCE GRAPH

The following graph compares the changes in cumulative total returns on EnerSys’ common stock with the changes in cumulative total returns of the New York Stock Exchange Composite Index, a broad equity market index, and the total return on a selected peer group index. The peer group selected is based on the standard industrial classification codes (“SIC Codes”) established by the U.S. government. The index chosen was “Miscellaneous Electrical Equipment and Suppliers” and comprises all publically traded companies having the same three-digit SIC Code (369) as EnerSys. The constituent companies are: Active Power Inc., Advanced Battery Technologies Inc., C & D Technologies Inc., Chatsworth Data Solutions Inc., China BAK Battery Inc., Cooper Industries Limited, Cymer Inc., Eclips Energy Technologies Inc., Electro Energy Inc., Ener1 Inc., Energenx Inc., Energizer Holdings Inc., Enerlume Energy Management Corp., EV Innovations Inc., Exide Technologies, Greatbatch Inc., Hoku Scientific Inc., Hybrid Dynamics Corp., Hydrogen Corp., Lithium Technology Corp., Manhattan Scientifics Inc., Millenium Cell Inc., Motorcar Parts of America, Oak Ridge Micro Energy Inc., Power Technology Inc., Rofin-Sinar Technologies Inc., Satcon Technology Corp., Save the World Air Inc., Spectrum Brands Inc., Standard Motor Products, Inc., TNR Technical Inc., Turbine Truck Engines Inc., Ultralife Batteries Inc., Valence Technology Inc., and Zareba Systems Inc. The peer group data points are weighted by market capitalization of the constituent companies.

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group on July 30, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth certain selected consolidated financial and operating data. The selected consolidated financial data presented below for the fiscal years ended March 31, 2009, 2008 and 2007, and as of March 31, 2009 and 2008, are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated financial data presented below for the years ended March 31, 2006 and 2005, and as of March 31, 2006 and 2005, are derived from our audited consolidated financial statements not included in this Form 10-K. This information should be read in conjunction with the consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere, herein.

	Fiscal Year Ended March 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations:
Net sales	$1,972,867	$2,026,640	$1,504,474	$1,283,265	$1,083,862
Cost of goods sold	1,559,433	1,644,753	1,193,266	1,006,467	828,447

Gross profit	413,434	381,887	311,208	276,798	255,415
Operating expenses	256,507	249,350	221,102	199,900	179,015
Gain on sale of facilities	(11,308)	—	—	—	—
Legal proceedings charge and litigation settlement (income)	3,366	—	(3,753)	—	—
Charges relating to restructuring	22,424	13,191	—	8,553	—

Operating earnings	142,445	119,346	93,859	68,345	76,400
Interest expense	22,646	28,917	27,733	24,900	23,275
Charges relating to a settlement agreement, write-off of deferred financing costs and a prepayment penalty	5,209	—	—	—	6,022
Other (income), expense net	(8,597)	4,234	3,024	(1,358)	(2,639)

Earnings before income taxes	123,187	86,195	63,102	44,803	49,742
Income tax expense	38,600	26,499	17,892	14,077	17,359

Net earnings	$84,587	$59,696	$45,210	$30,726	$32,383
Series A convertible preferred stock dividends	—	—	—	—	8,155

Net earnings available to common stockholders	$84,587	$59,696	$45,210	$30,726	$24,228

Net earnings per share
Basic	$1.73	$1.25	$0.97	$0.66	$0.67
Diluted	1.71	1.22	0.95	0.66	0.65
Weighted average shares outstanding
Basic	48,824,434	47,645,225	46,539,638	46,226,582	36,416,358
Diluted	49,420,303	48,644,450	47,546,240	46,788,363	37,046,697

	Fiscal Year Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$219,437	$4,018	$72,424	$42,872	$29,353
Net cash used in investing activities	(46,810)	(62,150)	(49,052)	(76,876)	(28,991)
Net cash (used in) provided by financing activities	(23,196)	39,558	(1,323)	27,905	3,213
Other operating data:
Capital expenditures	$57,143	$45,037	$42,355	$39,665	$31,828

	As of March 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet data:
Cash and cash equivalents	$163,161	$20,620	$37,785	$15,217	$21,341
Working capital	429,981	389,480	276,252	211,434	182,177
Total assets	1,493,642	1,710,790	1,409,013	1,263,948	1,194,761
Total debt, including capital leases	417,675	426,754	402,311	402,490	375,457
Total stockholders’ equity	$644,388	$691,543	$542,099	$445,188	$437,650

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2009, 2008, and 2007, should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

EnerSys’ management uses the non-GAAP measures, EBITDA and Adjusted EBITDA, in their computation of compliance with loan covenants. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP for interest, taxes, depreciation and amortization, and certain charges or credits as permitted by our credit agreements, that were recorded during the periods presented.

EnerSys’ management uses the non-GAAP measures, Primary Working Capital and Primary Working Capital Percentage (see definition in “Overview” below) along with capital expenditures, in their evaluation of business segment cash flow and financial position performance.

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

We evaluate business segment performance based primarily upon operating earnings, exclusive of highlighted items. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels. “Primary working capital” for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) for the respective business segment or reporting location, to derive a “primary working capital percentage.” Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount and percentage due to the significant impact it has on cash flow and, as a result, our level of debt.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing locations throughout the world. Approximately 60% of our net sales for fiscal 2009, 2008 and 2007, were generated outside of the United States. More than half of our manufacturing capacity is located outside of the United States. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate.

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

Current Market Conditions

Uncertain Economic Climate

Market conditions in our industry had generally remained strong in fiscal 2008 and through the first quarter of fiscal 2009. The economic climate has since deteriorated with worldwide industrial production and capital spending slowing, both of which have an impact on customer demand, the volatility of commodity costs and foreign currency exchange rates, access to capital funding and availability of credit. As explained below, we have taken numerous steps to restructure our manufacturing base to minimize our production costs and have taken steps to bolster our financial liquidity. We believe we have the capital available to meet our business needs and to continue to remain aggressive in pursuing further acquisition opportunities.

Volatility of Commodities

Volatility of commodity costs and foreign currency exchange rates and customer demand have caused large swings in our production costs. In addition, as the economy improves in future periods our commodity costs may be subject to inflationary cost increases. The cost of lead, our principal raw material, has fluctuated widely during recent years. During the last three fiscal years, the costs of our raw materials, of which lead is the primary one, have fluctuated significantly. Our estimated change in lead cost due to fluctuations in price was an increase of approximately $15 million in fiscal 2009 over fiscal 2008. Our estimated incremental lead cost due to increases in average lead prices in fiscal 2008 over fiscal 2007 was approximately $222 million.

Customer Pricing

We have been subjected to pricing pressures over the past several years. We anticipate continuing competitive pricing pressure as Chinese and other foreign producers expand their export capacity and increase their marketing presence in our major United States and European markets. Additionally, in our current environment, economic pressures have weakened customer demand and increased customer credit risks in both our ability to extend customer credit as well as the ability of our customers to meet their commitments.

Our selling prices had increased substantially during the last several years to partially offset the higher cost of commodities. However, beginning in the second fiscal quarter of 2009, as a result of more recent reductions in the cost of lead, our average selling prices began to decline as measured on a sequential quarterly basis. A future decline in lead and other commodity costs may result in an additional decline in average selling prices in future quarters. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Cost Savings Initiatives-Restructuring

To minimize the impacts discussed above, we have taken actions to further rationalize our production facilities, particularly our Italian operations, and move capacity to lower cost facilities, as more fully explained below under “Cost Savings Initiatives-Restructuring.”

Cost savings programs remain a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing and raw materials costs and our operating expenses, primarily selling, general and administrative. We view this as a time for us to continue to further consolidate operations and undertake additional restructuring of our business. Our fiscal 2008 European restructuring program, primarily related to the Energia acquisition, and the recently announced restructuring programs, primarily related to our Italian operation, are examples of such cost savings initiatives. We have anticipated reduced demand for certain of our products and services, as a result of global economic conditions, and we have taken numerous steps to address this downturn head on. Our operating results for the fiscal third and fourth quarters of 2009 reflect some of the benefits of those actions with the remainder to be experienced in future periods. We believe that these restructuring actions will have a favorable pre-tax earnings impact of $32 million or $0.46 per share on an annualized basis when fully implemented by the end of fiscal year 2010.

Liquidity and Capital Resources

The worldwide deterioration in the economic climate has been a major concern in the past year, however, the Company had taken actions at the beginning of fiscal 2009 that positioned us well to weather the current economic downturn. In May 2008, the Company completed the sale of $172.5 million aggregate principal amount of senior unsecured 3.375% convertible notes due 2038, and used the net proceeds of $168.2 million to repay a portion of its existing senior secured Term Loan B. The senior unsecured convertible notes are potentially convertible, at the option of the holders, into shares of our common stock. It is our current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased. The low 3.375% coupon interest rate on the convertible debt has reduced our interest expense in fiscal 2009. As explained, however, in “Critical Accounting Policies and Estimates,” our adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) effective in the first fiscal quarter of 2010, will be applied on a retrospective basis, and is expected to increase interest expense for fiscal 2009, retroactively, by a non-cash charge of approximately $4 million, increase fiscal 2010 by approximately $5 million increasing to $8 million by fiscal 2015.

Also, immediately following the closing of the $172.5 million senior unsecured convertible note issue, we commenced refinancing the outstanding combined balance of the senior secured Term Loan B and our existing Revolver of approximately $300 million, with a new $350 million senior secured facility comprising a $225 million Term A Loan and a new $125 million Revolver. These actions, along with solid operating performance during fiscal 2009, provided us with the opportunity to repurchase 1.8 million of our outstanding common shares at a cost of approximately $19.8 million, which we expect will improve our future earnings per share performance.

In addition, at March 31, 2009, our balance sheet has been strengthened and we have a substantial liquidity cushion with approximately $163 million of available cash and short term investments, approximately $150 million of undrawn, committed credit lines, and over $115 million of uncommitted credit lines. We believe that we have the financial resources to weather this economic downturn and we will have the capital available to remain active in pursuing further acquisition opportunities.

Our Corporate History

There have been several key stages in the development of our business, which explain to a significant degree our results of operations over the past several years.

We were formed in late 2000 by Morgan Stanley Capital Partners (currently Metalmark Capital) and the management of Yuasa, Inc. to acquire the industrial battery business of Yuasa Corporation (Japan) in North and South America. Our results of operations for the past six fiscal years have been significantly affected by our acquisition of the Energy Storage Group, of Invensys plc. (“ESG”) on March 22, 2002, and to a lesser extent, by our acquisition of the motive power battery business of FIAMM, S.p.A. (“FIAMM”) on June 1, 2005; and several smaller acquisitions.

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

Our other recent acquisitions include Gerate- und Akkumulatorwerk Zwickau GmbH (“GAZ”), a Germany-based producer of specialty nickel-based batteries utilized primarily in the energy, rail, telecommunications and uninterruptible power supply (UPS) industries worldwide, on October 11, 2005; what is now known as EnerSys Advanced Systems Inc. (“EAS”), a U.S.-based producer of lithium power sources, primarily for aerospace &

defense applications on May 18, 2006; the manufacturing facilities of Chaozhou Xuntong Power Source Company Limited (“CFT”), located in China on August 22, 2006; the lead-acid battery business of Leclanché SA (“Leclanché”) based in Switzerland on January 1, 2007; and on May 18, 2007, we acquired approximately a 97% interest in Energia AD (“Energia”), a producer of industrial batteries, located in Bulgaria.

Our results of operations include ESG, FIAMM and GAZ for all fiscal years presented. Our results of operations for fiscal 2009, 2008 and 2007 include EAS, CFT, Leclanché and Energia from their respective acquisition dates.

In August 2004, EnerSys completed an initial public offering (the “IPO”) and our common stock commenced trading on the New York Stock Exchange on July 30, 2004, under the trading symbol “ENS.”

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Notes to Consolidated Financial Statements in Item 8.

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

Management believes that the accounting estimates related to revenue recognition are critical accounting estimates because they require reasonable assurance of collection of revenue proceeds and completion of all performance obligations. Also, revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale. These estimates are based on our past experience.

Asset Impairment Determinations

As a result of the adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized. We test for the impairment of our goodwill and trade names at least annually and whenever events or circumstances occur indicating that a possible impairment has been incurred. We utilize financial projections of our reporting segments, certain cash flow measures, as well as our market capitalization in the determination of the fair value of these assets.

With respect to our other long-lived assets other than goodwill and indefinite lived intangible assets, we are required to test for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply SFAS. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in

order to determine whether or not an asset was impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

Litigation and Claims

From time to time the Company has been or may be a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, federal and state employment laws, including wage and hour laws, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the government, clients, customers and employees. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

•	Interpretation of contractual rights and obligations;

•	The status of government regulatory initiatives, interpretations and investigations;

•	The status of settlement negotiations;

•	Prior experience with similar types of claims;

•	Whether there is available insurance coverage; and

•	Advice of outside counsel.

Environmental Loss Contingencies

Accruals for environmental loss contingencies (i.e., environmental reserves) are recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated. Management views the measurement of environmental reserves as a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the need to forecast well into the future. From time to time we may be involved in legal proceedings under state, federal and local environmental laws in connection with our operations and companies that we have acquired. The estimation of environmental reserves is based on the evaluation of currently available information, prior experience in the remediation of contaminated sites and assumptions with respect to government regulations and enforcement activity, changes in remediation technology and practices, and financial obligations and credit worthiness of other responsible parties and insurers.

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

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The requirement to recognize the funded status of a defined benefit postretirement plan became effective March 31, 2007, and we adopted the recognition requirements as of March 31, 2007.

In connection with the fiscal 2007 adoption of SFAS 158, the Company recorded an additional pension liability of $2.8 million for the remaining underfunded status of our benefit plans at March 31, 2007, with an offsetting amount recorded in accumulated other comprehensive income, net of taxes. For fiscal years 2009 and 2008, the Company has measured its defined benefit retirement plans’ assets and obligations as of March 31.

Critical accounting estimates and assumptions related to the actuarial valuation of our defined benefit plans are evaluated periodically as conditions warrant and changes to such estimates are recorded as new information or changed conditions require revision.

Equity-based compensation

We recognize compensation cost relating to equity-based payment transactions in using a fair-value measurement method, in accordance with the revision of SFAS 123, Share-Based Payment (“SFAS 123(R)”),

which we adopted on April 1, 2006. SFAS 123(R) requires all equity-based payments to employees, including grants of stock options, to be recognized as compensation expense based on fair value over the requisite service period of the awards. We determine the fair value of restricted stock and restricted stock units based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes option-pricing model which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. When estimating the requisite service period of the awards, we consider expected forfeitures and many related factors including types of awards, employee class, and historical experience. Actual results, and future changes in estimates of the requisite service period may differ substantially from our current estimates.

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

We evaluate, on a quarterly basis, our ability to realize deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

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

Derivative Financial Instruments

We have entered into interest rate swap agreements to manage risk on a portion of our long-term floating-rate debt. We have entered into lead forward purchase contracts to manage risk of the cost of lead. We have entered into foreign exchange forward contracts and purchased option contracts to manage risk on foreign currency exposures. Our agreements are with major financial institutions, and because our positions at March 31, 2009 are a net liability position or an immaterial gain position, we believe the risk of nonperformance by the counterparties is not significant. The counterparties to certain of these agreements are lenders under the Credit

Agreement and liabilities related to these agreements are covered under the security provisions of the Credit Agreement. We do not hold or issue derivative financial instruments for trading or speculative purposes. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. We recognize all derivatives as either assets or liabilities in the accompanying balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed quarterly on the initial purchases that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such interest rate swap agreements. Inventory and cost of goods sold is adjusted to include the payments made or received under such lead and foreign currency forward contracts. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity are recognized in earnings in the period in which the underlying hedged transaction is terminated. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in earnings.

In the fourth quarter of fiscal 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

Fair Value Measurements

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

Accounting for Certain Convertible Debt Instruments

In May 2008, the FASB issued Staff Position paper, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the aggregate principal amount for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. This FSP is effective for financial statements issued by us for the first fiscal quarter of year 2010. Accordingly, we adopted FSP APB 14-1 on April 1, 2009, applied on a retrospective basis. The impact of adoption will be an adjustment to: a) separate our convertible debt into its debt and equity components, initially reducing our long term debt and increasing our equity by approximately $46 million, and b) the accretion of the debt discount will increase interest expense by a non-cash charge of approximately $4 million in fiscal 2009, $5 million in fiscal 2010, increasing to $8 million by fiscal 2015.

Market and Economic Conditions

Our operating results are directly affected by the general cyclical pattern of the industries in which our major customer groups operate. Both our reserve power and motive power segments are heavily dependent on the end markets they serve and our results of operations will vary depending on the capital expenditure environment in these markets. In addition, general economic conditions in the U.S. and international markets in which we and our customers operate also affect demand for our products. Sales of our motive power products, for example, depend significantly on demand for new electric industrial forklift trucks, which in turn depends on end-user demand for additional motive capacity in their distribution and manufacturing facilities. The overall economic conditions in the markets we serve can be expected to have a material effect on our results of operations.

Market conditions in our industry had generally remained strong in fiscal 2008 and through the first quarter of fiscal 2009. The economic climate has since deteriorated with worldwide industrial production and capital spending slowing, both of which have an impact on our unit sales volume. Weakening customer demand has caused a reduction in revenue and exerts pressures on our ability to recover increases in the cost of lead, which is fluctuating wildly in today’s volatile commodities market.

Additionally, during the last three fiscal years, the cost of lead, our principal raw material, has fluctuated widely. The highest price for lead on the London Metal Exchange during fiscal 2007 was $0.91 per pound on February 26, 2007 and during fiscal 2008 was $1.81 per pound on October 15, 2007. The highest and the lowest price for lead on the London Metal Exchange during fiscal 2009 was, respectively, $1.34 per pound on April 7, 2008 and $0.40 per pound on December 22, 2008. Since March 31, 2009, lead averaged approximately $0.64 per pound. Our estimated change in lead cost due to fluctuations in price was an increase of approximately $15 million in fiscal 2009 over fiscal 2008. Our estimated incremental lead cost due to increases in average lead prices in fiscal 2008 over fiscal 2007 was approximately $222 million.

We manufacture and assemble our products primarily in China, France, Germany, Mexico, Poland, Bulgaria, the United Kingdom and the United States. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Volatile changes in foreign currency exchange rates, such as we experienced in fiscal 2009, impact our cost of commodities.

Our business strategy in the current environment is to maintain or improve our operating margins by closely monitoring our pricing, controlling our costs and controlling our operating cash flow.

We have been subjected to continual and significant pricing pressures over the past several years. We anticipate continuing competitive pricing pressure as Chinese and other foreign producers, able to employ labor at significantly lower costs than producers in the United States. and Western Europe, expand their export capacity and increase their marketing presence in our major United States and European markets. Additionally, current economic pressures have impacted our customer credit risks in both our ability to extend customer credit as well as the ability of our customers to meet their commitments.

Our selling prices had increased substantially during the last several years to partially offset the higher cost of commodities. However, beginning in the second fiscal quarter of 2009, as a result of more recent reductions in the cost of lead, our average selling prices began to decline as measured on a sequential quarterly basis. A continued decline in lead and other commodity costs may result in an additional decline in average selling prices in future quarters. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Cost Savings Initiatives—Restructuring

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

In fiscal 2008 we initiated a restructuring plan, primarily in Europe, to facilitate the integration of Energia’s reserve and motive power businesses into the Company’s worldwide operations. The restructuring was designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the Energia transaction.

In February and May 2009, we announced a plan to restructure our European and American operations, which will result in the reduction of approximately 420 employees on completion of the plan. These actions are primarily in Europe, the most significant of which is the closure of our leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to our customers in that market. We estimate that the total charges for these actions will amount to approximately $32 million, which includes cash expenses of approximately $23 million, primarily for employee severance-related payments, and a non-cash charge of approximately $9 million, primarily for fixed asset impairments. Based on commitments incurred to date, we recorded a restructuring charge of $19.1 million in the fourth fiscal quarter of 2009. The Company expects to be committed to approximately $13 million of the remaining restructuring charges in fiscal 2010.

We believe that the fiscal 2009 restructuring actions will have a favorable pre-tax earnings impact of $20 million or approximately $0.29 per share on an annualized basis when fully implemented.

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

For fiscal 2009, 2008 and 2007, we estimate that materials costs comprised over half of cost of goods sold. The largest single raw material cost is lead, which comprised approximately 32%, 33%, and 25% of cost of goods sold in fiscal 2009, 2008 and 2007, respectively.

We use significant amounts of lead, plastics, steel, copper and other materials in manufacturing our products. The costs of these raw materials, particularly lead, are volatile and beyond our control. Year over year incremental lead costs were approximately $15 million in fiscal 2009, $222 million in fiscal 2008, $71 million in fiscal 2007, $23 million in fiscal 2006, and $44 million in fiscal 2005, as a result of cost increases experienced during those years. Lead is our single largest raw material item and the price of lead has remained volatile. Lead, plastics, steel and copper in the aggregate represent our principal raw materials costs. Volatile raw materials costs can significantly affect our operating results and make period-to-period comparisons difficult. The costs of commodity raw materials such as lead, steel and copper have fluctuated significantly in recent periods. We attempt to control our raw materials costs through strategic purchasing decisions. Where possible, we pass along some or all of our increased raw materials costs to our customers.

The following table shows certain average commodity prices for fiscal 2009, 2008 and 2007, which have not been adjusted for the timing of the impact on our financial results:

	2009	2008	2007
Lead $/lb.(1)	$0.751	$1.296	$0.647
Steel $/lb.(2)	0.333	0.366	0.363
Copper $/lb.(1)	2.660	3.430	3.202

(1)	Source: London Metal Exchange (“LME”)
(2)	Source: Nucor Corporation

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

Operating expenses in fiscal 2009, 2008 and 2007 were incurred in the following functional areas of our business (as a percent of the total) and are substantially similar in both of our business segments.

	2009	2008	2007
Selling	61%	62%	63%
General and administrative	33	32	30
Engineering	6	6	7

Total	100%	100%	100%

Restructuring and other charges and litigation settlement income

In comparing fiscal 2009 financial results to fiscal 2008, and fiscal 2008 financial results to fiscal 2007, management believes it is appropriate to consider the following highlighted pretax charges and credits:

Fiscal 2009 included: $22.4 million of restructuring charges, $3.4 million of legal proceedings charge, $0.3 million of expenses for a secondary offering, and the non-operating charges of $5.2 million related to our debt refinancing; partially offset by gains of $11.3 million on sales of facilities.

Fiscal 2008 included: $13.2 million of operating restructuring charges and $0.6 million of expenses for a shelf registration statement and secondary offerings.

Fiscal 2007 included: $3.8 million of litigation settlement income, $1.1 million of expenses for a shelf registration statement and secondary offering and an abandoned acquisition attempt, and $2.0 million for a non-recurring tax benefit that was incurred in fiscal 2007.

Other income (expense), net consists primarily of non-operating foreign currency transaction gains (losses) and expenses associated with shelf registrations and secondary offerings.

We quantify and monitor our global foreign currency exposures. On a selective basis, we will enter into foreign currency forward contracts and option contracts to reduce our impact from the volatility of currency movements. However, in fiscal 2009 foreign currency transaction gains exceeded the normal statistical ranges. The high volatility of currency fluctuations resulted in foreign currency transaction gains of $11.6 million in fiscal 2009 as compared to losses of $2.7 million in fiscal 2008. We have recently taken steps that we believe will mitigate the impact of these foreign currency rate fluctuations as evidenced by the lower absolute value of such amounts recorded in the fourth fiscal quarter of 2009; however, we cannot be certain that foreign currency fluctuations of the size recognized in fiscal 2009 will not occur in the future.

Results of Operations—Fiscal 2009 Compared to Fiscal 2008

The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2009, compared to fiscal year ended March 31, 2008:

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$1,972.9	100.0%	$2,026.6	100.0%	$(53.7)	(2.7)%
Cost of goods sold	1,559.4	79.0	1,644.7	81.2	(85.3)	(5.2)

Gross profit	413.4	21.0	381.9	18.8	31.5	8.3
Operating expenses	256.5	13.0	249.4	12.3	7.1	2.8
Gain on sale of facilities	(11.3)	(0.6)	—	—	(11.3)	NA
Legal proceedings charge	3.4	0.2	—	—	3.4	NA
Restructuring and other charges	22.4	1.2	13.2	0.7	9.2	69.7

Operating earnings	142.4	7.2	119.3	5.9	23.1	19.4
Interest expense	22.6	1.1	28.9	1.4	(6.3)	(21.8)
Charges related to refinancing	5.2	0.3	—	—	5.2	NA
Other (income) expense, net	(8.6)	(0.4)	4.2	0.2	(12.8)	NA

Earnings before income taxes	123.2	6.2	86.2	4.3	37.0	43.0
Income tax expense	38.6	1.9	26.5	1.3	12.1	45.7

Net earnings	$84.6	4.3%	$59.7	2.9%	$24.9	41.7%

Overview

Fiscal 2009 results include a net sales decrease from fiscal 2008 of 2.7%, to $1.97 billion, with an increase to gross profit of 8.3% to $413.4 million. Our gross profit margin increased 220 basis points to 21% due primarily to price increases to our customers and our cost savings initiatives, partially offset by the unfavorable effect of higher commodity costs of approximately $32 million and decreased sales volume. We estimate that the impact of higher lead costs alone, our primary raw material, unfavorably affected our cost of goods sold by approximately $15 million in fiscal 2009. We estimate that our price increases realized in fiscal 2009 increased our net sales by approximately 5%.

Operating expenses in fiscal 2009 grew over fiscal 2008 by 2.9%, due mainly to general cost increases and higher provisions for bad debts and legal accruals. Operating expenses as a percentage of sales were 13% in fiscal 2009, an increase from 12.3% in fiscal 2008 due to costs described above.

In comparing fiscal 2009 financial results to fiscal 2008, management believes it is appropriate to highlight the following items. We incurred $22.4 million in restructuring expenses in fiscal 2009 compared to $13.2 million in fiscal 2008, and in fiscal 2009 we incurred a $3.4 million legal proceedings charge. Partially offsetting these unfavorable items in fiscal 2009 was a gain on sale of facilities of $11.3 million.

Interest expense in fiscal 2009 decreased from fiscal 2008 by approximately $6.3 million or 21.8%, due primarily to a lower 3.375% interest coupon on the $172.5 million convertible notes and lower LIBOR variable rates, coupled with higher interest income on invested cash, partially offset by higher borrowing levels. In addition, in fiscal 2009, we incurred approximately $5.2 million of charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility.

Other (income) expense, net was income of approximately $8.6 million in fiscal 2009 compared to a net expense of approximately $4.2 million in fiscal 2008. This is primarily attributed to net foreign currency transaction gains primarily on short-term intercompany loans and receivables of $11.6 million in fiscal 2009, as compared to $2.7 million of losses in fiscal 2008, partially offset in fiscal 2009 by a $0.5 million write-off of minority interest losses.

Net sales by geographic region were as follows:

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Europe(1)	$987.2	50.0%	$1,115.3	55.0%	$(128.1)	(11.5)%
Americas	831.3	42.2	777.9	38.4	53.4	6.9
Asia	154.4	7.8	133.4	6.6	21.0	15.8

Total	$1,972.9	100.0%	$2,026.6	100.0%	$(53.7)	(2.7	) %

(1)	Includes Europe, Middle East and Africa

Consolidated net sales decreased by $53.7 million or 2.7% in fiscal 2009. In fiscal 2009, price increases of approximately 5% were more than offset by the negative impact of currency fluctuations of approximately 1% and a decrease in organic volume of approximately 7%. The majority of this decrease occurred in the second half of fiscal 2009 as a direct result of the current economic slowdown, particularly in Europe. We believe our competitors are experiencing the same economic challenges and are allowing our global business to continue to gain market share.

The Europe region’s revenue decreased by $128.1 million or 11.5% in fiscal 2009, as compared to fiscal 2008, primarily due to lower organic volume. Declining European currencies had a negative impact of approximately $25 million, which was substantially offset by price increases.

The Americas region’s revenue increased by $53.4 million or 6.9% in fiscal 2009 as compared to fiscal 2008, due to higher prices, partially offset by declines of approximately 1% in both currency and organic growth.

The Asia region’s revenue increased by approximately $21.0 million or 15.8% in fiscal 2009, primarily attributed to higher prices, stronger foreign exchange rates, and continued general business expansion in that region.

Operating earnings by geographic region were as follows:

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Europe(1)	$64.9	6.6%	$61.3	5.5%	$3.6	5.7%
Americas	79.2	9.5	68.5	8.8	10.7	15.8
Asia	12.8	8.3	2.7	2.0	10.1	NA

Subtotal	156.9	8.0	132.5	6.5	24.4	18.4
Restructuring charges-Europe	(22.0)	(2.2)	(13.2)	(0.7)	(8.8)	66.8
Restructuring charges-Americas	(0.4)	(0.1)	—	—	(0.4)	NA
Gain on sales of facilities-Europe	11.3	1.1	—	—	11.3	NA
Legal proceedings charge-Europe	(3.4)	(0.3)	—	—	(3.4)	NA

Total	$142.4	7.2%	$119.3	5.9%	$23.1	19.4%

(1)	Includes Europe, Middle East and Africa

The Europe region’s operating earnings increased $3.6 million or 5.7% in fiscal 2009 compared to fiscal 2008 as increased sales prices and cost savings programs more than offset the effect of lower organic volume. The Europe region’s operating earnings were also adversely affected by approximately $22.0 million of restructuring charges and approximately $3.4 million for a legal proceedings charge, and favorably affected by the approximate $11.3 million gain on sale of facilities, primarily our Manchester, England manufacturing facility. The restructuring program that was begun in fiscal 2009, the most significant of which is related to our Italian operation, is expected to continue into next fiscal year. In fiscal 2008, the Europe region’s operating earnings were adversely affected by the approximate $13.2 million in charges for the restructuring program in Europe, primarily related to the Energia acquisition.

The Americas region’s operating earnings increased $10.7 million or 15.8% in fiscal 2009 as net sales grew by approximately 6.9%. The Americas region’s operating earnings were favorably affected by sales price increases, improved plant utilization and cost savings programs, which more than offset a 1.1% decline in organic growth. The Americas region’s operating earnings were also adversely affected by approximately $0.4 million for a restructuring program charge.

The Asia region’s operating earnings, which increased $10.1 million, reflect the improved operating performance primarily from increased organic volume and selling price increases.

A discussion of specific fiscal 2009 versus fiscal 2008 operating results follows, including an analysis and discussion of the results of our two business segments.

Net Sales

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	% Total Sales	In Millions	% Total Sales	In Millions	%
Reserve power	$933.8	47.3%	$883.8	43.6%	$50.0	5.7%
Motive power	1,039.1	52.7	1,142.8	56.4	(103.7)	(9.1)

Total	$1,972.9	100.0%	$2,026.6	100.0%	$(53.7)	(2.7)%

Net sales decreased $53.7 million or 2.7% in fiscal 2009 from fiscal 2008. The decline resulted from a decline in organic volume that occurred in the second half of fiscal 2009 as a direct result of the current economic slowdown and currency fluctuations. This decline was partially offset by price increases.

Fluctuations in the U.S. dollar versus foreign currencies resulted in a decrease of approximately $24 million or 1% in fiscal 2009 net sales. The euro exchange rate to the U.S. dollar averaged $1.42/ € in fiscal 2009 compared to $1.43/ € in fiscal 2008, while other European currencies, such as the U.K. pound, declined sharply.

Organic volume declined as a result of the global decline in economic activity. Worldwide industrial production and capital spending are slowing and both have a significant impact on our unit sales volume. The organic volume change in sales (the change in sales, excluding the effects of foreign currency translation and price increases) was a decrease of approximately $132 million or 7% in fiscal 2009 from fiscal 2008.

Partially offsetting the above declines was an approximate $102 million or 5% increase in our sales in fiscal 2009 from fiscal 2008 attributable to selling price recovery actions.

Sales in our reserve power segment increased in fiscal 2009 by $50.0 million or 5.7% compared to the prior year, primarily due to price increases.

Sales in our motive power segment decreased in fiscal 2009 by $103.7 million or 9.1% compared to the prior year, primarily due to a decrease in organic volume from the effects of the global economic decline.

Gross Profit

	Fiscal 2009		Fiscal 2008		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$413.4	21.0%	$381.9	18.8%	$31.5	8.3%

Gross profit increased $31.5 million or 8.3% in fiscal 2009 compared to fiscal 2008. Gross profit, excluding the effect of foreign currency translation, increased $34.6 million or 9.0% in fiscal 2009 compared to fiscal 2008. Gross profit margin improved 220 basis points in fiscal 2009 compared to fiscal 2008. Gross profit percentage of net sales has improved on a sequential quarterly basis in every quarter of fiscal 2009. Prices for lead, our principal raw material, have fluctuated widely in fiscal 2009. Lead costs approximated 32% of total cost of goods sold for fiscal 2009 as compared to approximately 33% of total cost of goods sold for fiscal 2008. We have made great efforts to improve our gross margin in an environment of fluctuating commodity and energy costs, and we continue to focus on a wide variety of sales initiatives which benefit our margins by improving product mix to higher margin products. Lastly, we continue to focus on cost savings initiatives such as relocating production to low cost facilities and implementing more automation in our manufacturing plants.

Operating Expenses, Gain On Sale Of Manufacturing Facility and Other Charges

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$256.5	13.0%	$249.4	12.3%	$7.1	2.8%
(Gain) on sale of facilities	$(11.3)	(0.6)%	$—	—%	$(11.3)	NA
Legal proceedings charge	$3.4	0.2%	$—	—%	$3.4	NA
Restructuring charges	$22.4	1.1%	$13.2	0.7%	$9.2	69.7%

Operating Expenses

Operating expenses increased $7.1 million or 2.8% in fiscal 2009 over fiscal 2008 as net sales decreased 2.7%. Excluding the effect of foreign currency translation, operating expenses increased 3.8% in fiscal 2009 over fiscal 2008, while net sales decreased 1.5% in fiscal 2009 over fiscal 2008. Operating expenses represented 13.0% of net sales in fiscal 2009 as compared to 12.3% in fiscal 2008. Selling expenses were 61.0% of operating expenses in fiscal 2009, compared to 61.8% in fiscal 2008. Operating expenses increased in fiscal 2009 as compared to fiscal 2008, primarily due to higher provisions for bad debts and legal accruals. We continued to further reduce our costs in this area through cost savings initiatives.

Gain on Sale of Facilities

Included in our fiscal 2009 operating results are $11.3 million of highlighted gains resulting from the sale of two of our facilities, the most significant of which was the sale of our manufacturing facility in Manchester, England. Included in the Manchester gain was the release of $6.6 million of environmental reserves established through purchase accounting of the ESG acquisition in fiscal 2002 as the buyers assumed all environmental liabilities associated with this facility. The sale of the Manchester facility was a planned element of ongoing European restructuring programs and is consistent with our strategy to migrate production to lower cost facilities.

Restructuring Charges

In fiscal 2009 we incurred obligations for activities to restructure our European and American operations. These actions are primarily in Europe, the most significant of which is the closure of our leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to our customers in that market. In addition, we made additional cost reduction actions in order to meet current and anticipated future customer demand. The 2009 restructuring plan charge, which totals $19.1 million, includes $12.9 million incurred for staff reductions plus $6.2 million of non-cash impairment charges for redundant machinery and equipment. Also in fiscal 2009 we incurred obligations of approximately $3.3 million for 2008 European restructuring plan activities that resulted from the Energia acquisition, which included $2.9 million that was incurred for staff reductions and professional fees, plus $0.4 million of non-cash impairment charges for redundant machinery and equipment, bringing the total expense to date for the 2008 European restructuring initiative to approximately $16.5 million.

Included in our fiscal 2008 operating results are $13.2 million of highlighted restructuring charges for European restructuring activities, which included $9.3 million that were incurred for staff reductions and professional fees, plus $3.9 million of non-cash impairment charges for redundant machinery and equipment.

At March 31, 2009, the 2008 European restructuring program is essentially complete, however, the 2009 restructuring program that incurred $19.1 million in fiscal 2009, is expected to continue into fiscal 2010 and incur additional obligations of approximately $13 million.

Legal Proceedings Charge

Included in our fiscal 2009 operating results are $3.4 million of highlighted expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that our French subsidiary, EnerSys Sarl, was partially responsible for a 1999 fire in a French hotel under construction, which occurred prior to the our acquisition of EnerSys Sarl in 2002. We have appealed this ruling.

Operating Earnings

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Reserve power	$86.4	9.2%	$43.8	5.0%	$42.6	97.3%
Motive power	70.5	6.9	88.7	7.8	(18.2)	(20.5)

Subtotal	156.9	8.0	132.5	6.5	24.4	18.4
Gain on sale of facilities-Reserve	10.9	1.2	—	—	10.9	NA
Gain on sale of facilities-Motive	0.4	—	—	—	0.4	NA
Restructuring charges-Reserve	(5.5)	(0.5)	(8.5)	(1.0)	3.0	35.3
Restructuring charges-Motive	(16.9)	(1.7)	(4.7)	(0.4)	(12.2)	NA
Litigation proceedings charge-Reserve	(3.4)	(0.4)	—	—	(3.4)	NA

Total operating earnings	$142.4	7.2%	$119.3	5.9%	$23.1	19.4%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Fiscal 2009 operating earnings of $142.4 million were $23.1 million higher than in fiscal 2008 and our operating margins increased 130 basis points to 7.2%. Fiscal 2009 operating earnings were favorably affected by price increases and our continuing cost savings programs, partially offset by higher commodity costs and lower sales volume. As discussed above, fiscal 2009 operating earnings included $11.3 million of highlighted gains resulting from the sale of two of our facilities and $3.4 million of highlighted legal proceedings charge. In addition fiscal 2009 and 2008 operating earnings included the negative impact of $22.4 million and $13.2 million, respectively, of restructuring charges.

Interest Expense

	Fiscal 2009		Fiscal 2008		(Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$22.6	1.1%	$28.9	1.4%	$(6.3)	(21.8)%

Fiscal 2009 interest expense of $22.6 million (net of interest income of $0.4 million) decreased 21.8% from fiscal 2008. Our average debt outstanding in fiscal 2009 was approximately $440 million, as compared to our average debt of $430 million in fiscal 2008. Our average interest rate on borrowings incurred in fiscal 2009 was 5.0%, a decrease of 150 basis points from 6.5% in fiscal 2008. Included in fiscal 2009 interest expense are non-cash charges of $1.9 million for deferred financing fees, an increase of $0.3 million from fiscal 2008. The decrease in interest expense in fiscal 2009 compared to the fiscal 2008 is attributed primarily to a lower 3.375% interest coupon on the $172.5 million convertible notes and lower LIBOR variable rates and higher interest income on invested cash, partially offset by higher borrowing levels.

Charges Related to Refinancing

	Fiscal 2009		Fiscal 2008		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Charges related to refinancing	$5.2	0.3%	$—	—%	$5.2	NA	%

In fiscal 2009, we incurred charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility. These charges included approximately $4.0 million in write offs of deferred financing fees and $1.2 million of losses incurred as a result of the termination of certain interest rate swap agreements.

Other (Income) Expense, Net

	Fiscal 2009		Fiscal 2008		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$(8.6)	(0.4)%	$4.2	0.2%	$(12.8)	NA	%

Other (income) expense, net was net income of approximately $8.6 million in fiscal 2009 compared to a net expense of approximately $4.2 million in fiscal 2008. This is primarily attributed to net foreign currency transaction gains primarily on short-term intercompany loans and receivables of $11.6 million in fiscal 2009, as compared to $2.7 million of losses in fiscal 2008, partially offset in fiscal 2009 by a $0.5 million write-off of minority interest losses. In addition, other (income) expense, net in fiscal 2009 and 2008 included expenses of $0.3 million and $0.6 million, respectively, for shelf registration statements and secondary offerings.

Earnings Before Income Taxes

	Fiscal 2009		Fiscal 2008		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$123.2	6.2%	$86.2	4.3%	$37.0	42.9%

As a result of the factors discussed above, fiscal 2009 earnings before income taxes were $123.2 million, an increase of $37 million or 42.9% compared to fiscal 2008.

Income Tax Expense

	Fiscal 2009		Fiscal 2008		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$38.6	2.0%	$26.5	1.3%	$12.1	45.7%

Effective tax rate	31.3%		30.7%

The effective income tax rate was 31.3% in fiscal 2009, compared to the fiscal 2008 effective tax rate of 30.7%. The higher effective income tax rate in fiscal 2009 was due to changes in the mix of earnings among our various legal entities in multiple jurisdictions, partially offset by a non-recurring tax benefit of approximately $1.1 million that was recognized in the first fiscal quarter of 2009 on the effective settlement of a foreign tax audit, which reduced our book effective tax rate by 0.9%.

Net Earnings

	Fiscal 2009		Fiscal 2008		Increase
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net earnings	$84.6	4.3%	$59.7	2.9%	$24.9	41.7%

As a result of the factors discussed above, fiscal 2009 net earnings were $84.6 million compared to fiscal 2008 net earnings of $59.7 million. The $24.9 million increase is due primarily to a $31.5 million increase in gross profit, a $11.3 million gain on sale of facilities, and a $12.8 million favorable increase in other income, expense, net, and a $6.3 million decrease in interest expense. These favorable changes were partially offset by a $7.1 million increase in operating expenses, a $9.2 million increase in restructuring charges, a $3.4 million legal proceedings charge, a $5.2 million charge related to refinancing, and a $12.1 million increase in income taxes in fiscal 2009.

Net earnings per common share in fiscal 2009 were $1.73 per basic share and $1.71 per diluted share compared to $1.25 per basic share and $1.22 per diluted share in fiscal 2008.

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

In comparing fiscal 2008 financial results to fiscal 2007, management believes it is appropriate to highlight the $13.2 million of restructuring charges and the $0.6 million of expenses for shelf registrations and secondary offerings incurred in fiscal 2008; and the $1.1 million of expenses for a shelf registration statements and secondary offering and an abandoned acquisition attempt, the favorable $3.8 million of litigation settlement income, and the $2.0 million in non-recurring tax benefit incurred in fiscal 2007.

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

The Europe region’s revenue increased by approximately $330.7 million or 42.2% in fiscal 2008, as compared to fiscal 2007. The euro increased on average by approximately 10.9% in fiscal 2008, having an impact of approximately $111 million on our Europe business’ fiscal 2008 net sales growth. Further, the Europe region’s revenue benefited from the Energia and other smaller acquisitions, which increased their net sales by approximately $25 million in fiscal 2008.

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

The above operating earnings performance improvement in fiscal 2008 was reduced by the European restructuring program that continued into fiscal year 2009, and the fiscal 2007 favorable litigation settlement income.

A discussion of specific fiscal 2008 versus fiscal 2007 operating results follows, including an analysis and discussion of the results of our two business segments.

Net Sales

	Fiscal 2008		Fiscal 2007		Increase
	In Millions	%Total Sales	In Millions	%Total Sales	In Millions	%
Reserve power	$883.8	43.6%	$642.6	42.7%	$241.2	37.5%
Motive power	1,142.8	56.4	861.9	57.3	280.9	32.6

Total	$2,026.6	100.0%	$1,504.5	100.0%	$522.1	34.7%

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

Excluding the effect of foreign currency translation, the reserve power segment achieved solid growth in fiscal 2008 sales as compared to fiscal 2007 sales, due primarily to improving sales trends for both telecom and UPS battery markets and the strong sales of aerospace and defense batteries, coupled with the impact of approximately $12 million of increased sales from recent acquisitions.

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

Gross profit increased $70.7 million or 22.7% in fiscal 2008 compared to fiscal 2007. Gross profit, excluding the effect of foreign currency translation, increased $55.1 million or 17.7% in fiscal 2008 compared to fiscal 2007. Gross profit margin declined 190 basis points in fiscal 2008 compared to fiscal 2007. The primary cause of the decline in gross profit margin is attributed to higher commodity and energy costs. Pricing recovery to offset higher commodity costs increased net sales by approximately 14% in fiscal 2008 and continues to be challenging. Lead represents our principal raw material and approximated 33% of total cost of goods sold for fiscal 2008 as compared to approximately 25% of total cost of goods sold for fiscal 2007. Lead costs continued to increase dramatically and increased approximately $222 million compared to the prior year. We continued to focus on cost savings initiatives to help mitigate the rising cost of commodities. Additionally, we continued to focus on a wide variety of sales initiatives which benefit our margins by improving product mix to higher margin products. Lastly, as previously discussed, we implemented multiple sales price increases throughout the year to offset commodity cost increases.

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

Operating Earnings

	Fiscal 2008		Fiscal 2007		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Reserve power	$43.8	5.0%	$31.3	4.9%	$12.5	39.9%
Motive power	88.7	7.8	58.8	6.8	29.9	50.9

Subtotal	132.5	6.4	90.1	6.0	42.4	47.1
Restructuring charges-Reserve	(8.5)	(1.0)	—	—	(8.5)	NA
Restructuring charges-Motive	(4.7)	(0.4)	—	—	(4.7)	NA
Litigation settlement income-Reserve	—	—	3.0	0.5	(3.0)	NA
Litigation settlement income-Motive	—	—	0.8	0.1	(0.8)	NA

Total operating earnings	$119.3	5.9%	$93.9	6.2%	$25.4	27.2%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

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

The effective income tax rate was 30.7% in fiscal 2008, compared to the fiscal 2007 effective tax rate, before the non-recurring credit, of 31.6%. The effective income tax rate was 28.4% in fiscal 2007, as the fiscal 2007 tax expense includes a non-recurring tax benefit of approximately $2.0 million recorded in the third fiscal quarter of 2007, attributable to the favorable resolution of a prior year tax matter related to our European business, which reduced our book effective tax rate by 320 basis points. Additionally, in fiscal 2007, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions resulted in an approximate one percentage point decrease on our effective tax rate.

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

Liquidity and Capital Resources

Overview

As we discussed in our Overview and Market and Economic Conditions above, our results have been significantly affected by the global decline in economic activity. As our net sales have declined each of the last three fiscal quarters, our need for primary working capital was reduced. The cash flow generated from the reduction of primary working capital in fiscal 2009 was $67.1 million, a $209.9 million improvement over the $142.8 million used to increase primary working capital in fiscal 2008. During the same time, the aging and quality of our accounts receivable deteriorated somewhat as a small number of our customers have experienced serious financial difficulties in the current economic environment.

During the first quarter of fiscal 2009, we refinanced the majority of our debt with a new $350 million senior secured credit facility and the issuance of $172.5 million of senior unsecured convertible notes. This refinancing was completed during favorable debt market conditions and significantly lowered our cash interest costs. In addition, it provided us with greater flexibility to grow the business. Should we need a significant increase in our debt for potential growth, there is no assurance that our current favorable structure would continue.

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2009, 2008, and 2007, were $163.2 million, $20.6 million, and $37.8 million, respectively.

Cash provided by operating activities for fiscal 2009, 2008, and 2007, was $219.4 million, $4.0 million and, $72.4 million, respectively.

The $215.4 million increase in operating cash flow in fiscal 2009 as compared to fiscal 2008 was primarily from four areas: (a) a $209.9 million increase in cash provided from primary working capital; (b) a $25.2 million improvement in net earnings before non-cash depreciation and asset disposals; partially offset by (c) a $16.5 million increased use of cash for accrued expenses and other liabilities; and (d) an additional $4.1 million use of cash for prepaid and other current assets and other assets.

As explained above in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of sales of our primary working capital accounts. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $437.9 million (yielding a primary working capital percentage of 27.8%) at March 31, 2009 and $578.2 million (yielding a primary working capital percentage of 24.8%) at March 31, 2008. The 3.0 percentage point increase during fiscal 2009 was due to a higher level of trade receivables and a lower level of accounts payable, relative to sales, partially offset by a lower level of inventory. We have continued to experience a moderate worldwide increase in day’s sales outstanding in receivables, which we are closely monitoring. We recognize there is additional credit risk in the current economic environment and we are taking appropriate steps to reduce this risk. However, we do not believe the increase in credit risk in fiscal 2009 is material to our overall business. We have increased our provision for bad debts by approximately $3.0 million to a level that we believe is adequate at this time. We have continued to reduce inventory levels as demand has softened, and also experienced a modest improvement in inventory turns. We are continuing to adjust production levels and inventory balances to correspond with changes in demand and are also reducing purchases to reflect softening demand; therefore accounts payable as a percent of trailing sales is declining, having the effect of increasing our primary working capital percentage. Primary working capital and primary working capital percentages at March 31, 2009 and 2008 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
			(in millions)
2009	$356.2	$209.3	$(127.6)	$437.9	$1,572.6	27.8%
2008	503.0	335.7	(260.5)	578.2	2,327.5	24.8%

Earnings before non-cash items in fiscal 2009, which excluded primarily depreciation and amortization, a non-cash restructuring charge, the write-off of deferred financing fees, stock compensation and an increase in our reserve for doubtful accounts, and the gain on sale of certain of our facilities, totaled $142.5 million. Earnings before non-cash items in fiscal 2008, which excluded primarily depreciation and amortization, a non-cash restructuring charge, stock compensation, and an increase in our reserve for doubtful accounts totaled $117.3 million.

Cash used in investing activities for fiscal 2009, 2008 and 2007 was $46.8 million, $62.2 million and $49.1 million, respectively. Capital expenditures were $57.1 million, $45.0 million and $42.4 million in fiscal 2009, 2008 and 2007, respectively. The current year’s capital spending includes the continuation of a capacity expansion of our TPPL manufacturing facilities. We anticipate spending a total of approximately $50 million on this project before the completion in fiscal 2010. Additionally, we received $10.3 million from the sale of facilities in fiscal 2009, as compared to investing $17.4 million in fiscal 2008, primarily for the Energia acquisition.

Financing activities used cash of $23.2 million in fiscal 2009, compared to cash provided of $39.6 million in fiscal 2008. During the first fiscal quarter of 2009, we repaid $351.4 million borrowed under our prior senior secured credit facility with the issuance of $172.5 million of unsecured convertible notes, and $225.0 million of Term A loans borrowed under our new $350 million senior secured credit facility. Additionally, in fiscal 2009, we repaid $34.2 million of short-term debt and paid $10.9 million in refinancing fees related to the new unsecured convertible notes and senior secured credit facility. In the fiscal 2008 we increased short-term debt by $23.5 million, primarily for the May 2007 EnerSys AD acquisition.

During fiscal 2009, we purchased 1.8 million shares of our common stock at $11.00 per common share for $19.8 million in the aggregate from an institutional shareholder. The exercise of stock options and the related tax benefits contributed $11.9 million in fiscal 2009, compared to $26.8 million in fiscal 2008.

As a result of the above, cash and cash equivalents increased $142.5 million from $20.6 million at March 31, 2008 to $163.2 million at March 31, 2009.

Fiscal 2009 Debt Refinancing Program and Sale of Convertible Debt

In May 2008, we completed the sale of $172.5 million aggregate principal amount of senior unsecured 3.375% convertible notes due 2038, and used the net proceeds of $168.2 million to repay a portion of our existing senior secured Term Loan B. The senior unsecured convertible notes are potentially convertible, at the option of the holders, into shares of EnerSys common stock. It is our current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.

Concurrently with the convertible note offering, certain of our stockholders sold 3.69 million shares of EnerSys’ common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. We did not receive any proceeds from the common stock offering.

Also, immediately following the closing of the senior unsecured convertible note issue, we commenced refinancing the outstanding combined balance of the senior secured Term Loan B and our existing Revolver of approximately $300 million, with a new $350 million senior secured facility comprising Term A Loans of $225 million and a new $125 million Revolver.

The $225.0 million senior secured Term A Loans are subject to a quarterly principal amortization of 1.25% in Year 1, 1.88% in Years 2-3, 2.50% in Year 4, 3.13% in Year 5 and 14.38% in Year 6 and matures on June 27, 2014. The $125.0 million revolving credit facility matures on June 27, 2013. Borrowings under this credit agreement bears interest at a floating rate based, at our option, upon (i) a LIBOR rate plus an applicable percentage (currently 1.50%), or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (currently 0.50%).

All obligations under the senior secured credit agreement are secured by, among other things, substantially all of our U.S. assets. Our credit agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under the $350 million senior secured credit facility.

Amendment to Credit Agreements

On May 15, 2008, we amended the Euro 25 Million Credit Agreement, and, on May 16, 2008, we amended the $480 million Senior Secured Credit Agreement. The amendments permitted us to issue up to $205 million of unsecured indebtedness and to enter into a new $350 million US Credit Agreement on terms substantially similar to the then existing secured credit agreement. On October 16, 2008, we amended the Euro 25 Million Credit Agreement in order to incorporate into the agreement changes and covenants from the new $350 million senior secured credit facility.

Prior Senior Credit Agreement and Other Financing Matters

In June 2007, we amended our prior senior secured credit agreement. The lenders approved the elimination of our senior secured debt leverage ratio (while maintaining our total debt leverage ratio).

In February 2007, in order to take advantage of our lower leverage and the favorable market conditions, we amended our prior senior secured credit agreement and reduced our borrowing rates on the senior secured Term Loan B by 0.25% to LIBOR+175 basis points. The existing $355.9 million term loans were converted into new Term B Loans. The initial $380 million senior secured Term Loan B had a 0.25% quarterly principal amortization and matured on March 17, 2011. The $100 million senior secured revolving credit facility matured on March 17, 2009. Borrowings under this credit agreement bear interest at a floating rate based, at our option, upon a LIBOR rate plus an applicable percentage or the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage. The average effective borrowing rates on our total debt for fiscal 2009, 2008 and 2007 were 5.0%, 6.5% and 6.6%, respectively. See Note 11 of Notes to Consolidated Financial Statements in this Form 10-K for information on our interest rate swap agreements.

All obligations under the prior senior secured credit agreement were secured by, among other things, substantially all of our U.S. assets. Our credit agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There were no prepayment penalties on loans under the $480 million senior secured credit facility.

We currently are in compliance with all covenants and conditions under our credit agreements.

In addition to the above described credit facility, our foreign subsidiaries maintain local credit facilities to provide credit for working capital and other purposes.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $265 million at March 31, 2009 and $185 million at March 31, 2008 to cover short-term liquidity requirements. On a long-term basis, our senior secured revolving credit facility is committed through June 2013, as long as we continue to comply with the covenants and conditions of the facility agreement. Included in our available credit lines at March 31, 2009, is $123.8 million of our senior secured revolving credit facility.

We believe that our cash flow from operations, available cash and short-term investments and available borrowing capacity under our senior secured credit agreement will be sufficient to meet our liquidity needs, including normal levels of capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2009, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Long-term debt	$409.2	$24.6	$48.9	$163.2	$172.5
Interest on debt	59.4	12.2	21.9	18.5	6.8
Operating leases	42.3	13.9	18.5	8.4	1.5
Pension and profit sharing	26.3	1.8	3.7	4.7	16.1
Restructuring	16.2	12.6	0.3	2.5	0.8
Facility construction commitments	13.7	13.7	—	—	—
Interest rate swap agreements	13.6	5.1	6.5	2.0	—
Short-term debt	7.4	7.4	—	—	—
Purchase commitments	1.7	1.7	—	—	—
Capital lease obligations, including interest	1.3	0.7	0.5	0.1	—

Total	$591.1	$93.7	$100.3	$199.4	$197.7

Under our senior secured credit facility, we had outstanding standby letters of credit of $1.2 million for each of the years ending March 31, 2009, 2008 and 2007.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. Shown below are the leverage ratios in connection with our senior secured credit agreement for fiscal 2009 and 2008. The total leverage ratio for fiscal 2009 is 1.6 times adjusted EBITDA (non-GAAP) as described below.

Our improved leverage in fiscal 2009 reflects improved net earnings and positive cash flows, and additional amounts from a decrease in primary working capital caused by lower sales volume and lower commodity costs. These improvements were partially offset by approximately $19.8 million used to repurchase our common stock in October 2008. The total net debt as defined under our senior secured credit agreement for fiscal 2009 of approximately $337.2 million is 1.6 times adjusted EBITDA (non-GAAP).

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

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) as per our credit agreement:

	Fiscal 2009		Fiscal 2008
	(in millions, except ratios)
Net earnings as reported	$84.6		$59.7
Add back:
Depreciation and amortization	47.3		47.7
Interest expense	22.6		28.9
Income tax expense	38.6		26.5

EBITDA (non GAAP)(1)	$193.1		$162.8
Adjustments per credit agreement definitions	12.6	(2)	6.9	(3)

Adjusted EBITDA (non-GAAP) per credit agreements	$205.7		$169.7

Total net debt(4)	$337.2		$422.7

Leverage ratios:
Total net debt/adjusted EBITDA ratio(5)	1.6	X	2.5	X
Maximum ratio permitted	3.5	X	3.3	X
Consolidated interest coverage ratio(5)	9.3	X	6.0	X
Minimum ratio required	4.5	X	3.4	X

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

(2)	The $12.6 million adjustments to EBITDA in fiscal 2009 related primarily to the adjustment for restructuring charges which included $6.4 million for non-cash equipment write-offs and fixed asset impairment, $5.0 million related primarily to stock compensation expense and $1.2 million, net of other non-cash expenses.
(3)	The $6.9 million adjustments to EBITDA in fiscal 2008 related primarily to the adjustment for restructuring charges which included $3.9 million for non-cash equipment write-offs and fixed asset impairment and $3.0 million related primarily to stock compensation expense.
(4)	Debt includes capital lease obligations and letters of credit issued under the senior secured credit facility and is net of U.S. cash and cash equivalents.
(5)	These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our senior secured credit facility.

Stockholders’ Equity

Stockholders’ equity decreased $47.2 million during fiscal 2009, primarily because of a decrease for currency translation adjustments of $130.7 million due primarily to the weakening of European currencies; and a $19.8 million decrease related to the purchase of 1.8 million treasury shares. This decrease was partially offset by net earnings of $84.6 million; $16.9 million of increases related to stock-based compensation and the exercise of stock options; and a $1.3 million unrealized gain on derivative instruments.

Stockholders’ equity increased $149.4 million during fiscal 2008, representing primarily net earnings of $59.7 million, an increase for currency translation adjustments of $75.3 million due primarily to the strengthening of European currencies and $29.9 million in increases related to stock-based compensation and the exercise of stock options; partially offset by a $15.8 million unrealized loss on derivative instruments.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

On December 4, 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, any business combination we engage in on or after April 1, 2009 will be recorded and disclosed according to SFAS 141(R). We expect SFAS 141(R) will have an impact on our consolidated financial statements at the time we acquire new businesses in the future.

In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. These include goodwill and other non-amortized intangibles. We expect to adopt SFAS 157 for nonfinancial assets and liabilities in fiscal 2010 and is assessing the possible impact.

In October 2008, FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 was effective for us upon issuance, and the effect of adoption on our financial position and results of operations was not material.

In May 2008, the FASB issued Staff Position paper APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FASB Staff Position (“FSP”) will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the aggregate principal amount for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. This FSP is effective for our financial statements for fiscal year 2010 and interim periods within that fiscal year. Our adoption of FSP APB 14-1 in the first fiscal quarter of 2010 will be applied on a retrospective basis, resulting in an increase to interest expense for fiscal 2009, retroactively, by a non-cash charge of approximately $4 million, increasing to $8 million by fiscal 2015.

Related Party Transactions

SFAS No. 57, Related Party Disclosures, (“SFAS 57”) requires us to identify and describe material transactions involving related persons or entities and to disclose information necessary to understand the effects of such transactions on our consolidated financial statements. In fiscal years 2009 and 2008, under the terms of a security holder agreement, we paid approximately $0.3 million and $0.6 million, respectively, in fees related to shelf registration statements and secondary offerings of 3.69 million shares of the our common stock to underwriters by certain of our stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

Quarterly Information

Fiscal 2009 and 2008 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2009 versus fiscal 2008 analyses previously discussed.

	Fiscal 2009				Fiscal 2008
	June 29, 2008 1st Qtr.	Sept. 28, 2008 2nd Qtr.	Dec. 28, 2008 3rd Qtr.	March 31, 2009 4th Qtr.	July 1, 2007 1st Qtr.	Sept. 30, 2007 2nd Qtr.	Dec. 30, 2007 3rd Qtr.	March 31, 2008 4th Qtr.
	(in millions, except per share amounts)
Net sales	$592.1	$526.8	$460.9	$393.2	$429.9	$461.4	$553.4	$581.9
Cost of goods sold	479.5	417.8	359.4	302.9	343.3	369.4	455.9	476.1

Gross profit	112.6	109.0	101.5	90.3	86.6	92.0	97.5	105.8
Operating expenses, including amortization	69.9	64.1	63.0	59.5	57.5	60.1	65.0	66.8
Gain on sale of facilities	(10.9)	—	(0.4)	—	—	—	—	—
Legal proceedings charge	3.4	—	—	—	—	—	—	—
Restructuring charges	2.2	1.0	0.1	19.2	9.9	0.4	1.1	1.8

Operating earnings	48.0	43.9	38.9	11.6	19.2	31.5	31.4	37.2
Interest expense	6.2	5.8	5.6	5.1	7.2	7.1	7.3	7.3
Charges related to refinancing	5.2	—	—	—	—	—	—	—
Other (income) expense, net	2.6	0.9	(13.0)	0.9	1.3	0.7	1.9	0.3

Earnings before income taxes	34.0	37.2	46.4	5.6	10.7	23.7	22.2	29.6
Income tax expense	8.5	12.0	15.8	2.3	3.3	6.9	6.2	10.1

Net earnings	$25.5	$25.2	$30.6	$3.3	$7.4	$16.8	$16.0	$19.5

Net earnings per common share:
Basic	$0.52	$0.51	$0.63	$0.07	$0.16	$0.36	$0.34	$0.40
Diluted	0.50	0.50	0.63	0.07	0.15	0.35	0.33	0.39
Weighted average shares outstanding:
Basic	49,329,724	49,578,424	48,483,224	47,906,364	46,885,318	47,098,758	47,848,603	48,748,223
Diluted	50,507,516	50,621,441	48,601,254	47,951,003	47,851,531	48,068,262	48,762,362	49,895,646

Net Sales

Quarterly net sales by business segment were as follows:

	Fiscal 2009				Fiscal 2008
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales:
Reserve power	$258.8	246.1	227.4	201.6	$184.7	$198.6	$247.9	$252.6
Motive power	333.3	280.7	233.5	191.6	245.2	262.8	305.5	329.3

Total	$592.1	$526.8	$460.9	$393.2	$429.9	$461.4	$553.4	$581.9

Segment net sales as % total:
Reserve power	43.7%	46.7%	49.3%	51.3%	43.0%	43.0%	44.8%	43.4%
Motive power	56.3	53.3	50.7	48.7	57.0	57.0	55.2	56.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our reserve power segment is dependant on growth in telecom, UPS and aerospace and defense. Our motive power segment is heavily influenced by growth in the distribution and manufacturing sectors. Historically, a smaller sequential change in the first three quarters is typical of our business as our fourth quarter is generally our strongest. However, the generally unfavorable global economic conditions had a significant unfavorable impact on our sales in both the reserve power and motive power segments in the second half of fiscal 2009. When compared to the comparable prior year periods, the reserve power segment grew 32% in the first half of 2009, then decreased 8% in the third quarter and 20% in the final quarter of fiscal 2009. When compared to the comparable prior year periods, the motive power segment grew 21% in the first half of 2009, then decreased 24% in the third quarter and 42% in the final quarter of fiscal 2009.

The change in the mix of reserve power and motive power sales to total sales during the quarterly periods within fiscal 2009 primarily reflects the relatively steady demand for reserve power throughout the year, compared to the rapid deterioration of demand for motive power as a direct result of the drop in global manufacturing in the second half of fiscal 2009.

Fiscal 2008 net sales on a quarter-to-quarter sequential basis, excluding the effect of foreign currency translation, showed moderate increases over the first two quarters, and increased 18% in the third quarter and 4% in the final quarter of fiscal 2008, with strong growth in both reserve power and motive power segments. The continued generally favorable global economic conditions, and price increases that were caused by the historic spike in lead costs, had a significant favorable impact on our sales in the second half of fiscal 2008.

The change in the mix of reserve power and motive power sales to total sales during the quarterly periods within fiscal 2008 primarily reflects the continued steady growth of the motive power segment throughout that year and the strong growth of the reserve power segment in the second half of fiscal 2008.

Operating Earnings

Our operating earnings were significantly affected by $14.5 million of net highlighted (gains) and charges as follows: (gains) on sales of facilities of ($10.9) million and ($0.4) million in the first and third quarters, respectively; restructuring costs of $2.1 million, $1.0 million, $0.1 million and $19.2 million in the first, second, third and fourth quarters, respectively; a legal proceedings charge of $3.4 million in the first quarter; and higher commodity costs in the first and second quarters, partially offset by selling price increases and our continuing cost savings programs.

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

Charges Related to Refinancing

In the first fiscal quarter of 2009, we incurred charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility. These charges included approximately $4.0 million in write offs of deferred financing fees and $1.2 million of losses incurred as a result of the termination of certain interest rate swap agreements.

Other (Income) Expense, Net

Other (income) expense, net was a net income of approximately $13.0 million in the third fiscal quarter of 2009 compared to a net expense of approximately $1.8 million in the comparable period of fiscal 2008, primarily attributed to net foreign currency transaction gains primarily on short-term intercompany loans of $13.8 million in the fiscal 2009 period, as compared to $1.2 million of losses in fiscal 2008 period.

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

Counterparty Risks

We have entered into interest rate swap agreements to manage risk on a portion of its long-term floating-rate debt. We have entered into lead forward purchase contracts to manage risk of the cost of lead. We have entered into foreign exchange forward contracts and purchased option contracts to manage risk on foreign currency exposures. Our agreements are with major financial institutions, and because our positions at March 31, 2009 are a net liability position or an immaterial gain position, we believe the risk of nonperformance by the counterparties is not significant.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Management considers the interest rate swaps to be highly effective against changes in the cash flows from our underlying variable rate debt based on the criteria in SFAS 133. Cash flows related to the interest rate swap agreements are included in interest expense over the terms of the agreements. At March 31, 2009 and 2008, such agreements effectively convert $170.0 million and $203.0 million, respectively, of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the outstanding interest rate swap agreements:

In October 2005, we entered into interest rate swap agreements to fix interest rates on $75.0 million of floating rate debt through December 22, 2010. The fixed rates per year plus an applicable credit spread began December 22, 2005, and are 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year. In connection with the issuance of $172.5 million aggregate principal amount of senior unsecured 3.375% convertible notes and the repayment of a portion of the senior secured Term Loan B in May 2008, we terminated $30.0 million of these interest rate swap agreements, at a loss of $1.2 million. Accordingly, $45.0 million of floating rate debt remains outstanding.

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

A 100 basis point increase in interest rates would increase interest expense by approximately $0.7 million on the variable rate portions of our debt.

Commodity Cost Risks

We have a significant risk in our exposure to certain raw materials, which we estimate were over half of total cost of goods sold for fiscal 2009 and 2008. Our largest single raw material cost is lead, for which the cost remains volatile. To mitigate against large increases in lead costs, we enter into contracts with financial institutions to fix the price of lead. We had the following contracts at the dates shown below:

Date	$’s Under Contract	# Pounds Under Contract	Average Contract Price/Pound	Approximate % of Lead Requirements(1)
	(in millions)	(in millions)
March 31, 2009	$14.9	29.7	$0.50	7%
March 31, 2008	72.3	58.5	1.24	12
March 31, 2007	51.8	73.5	0.70	15

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead (over our current estimated cost in fiscal 2010) would increase our annual total cost of goods sold by approximately $23 million or 1% of fiscal 2009 net sales.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products primarily in China, France, Germany, Mexico, Poland, Bulgaria, the United Kingdom and the United States. Approximately 60% of our sales and expenses are translated in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty and Chinese renminbi.

We quantify and monitor our global foreign currency exposures. Our largest foreign currency exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany financing and trade transactions. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce our impact from the volatility of currency movements. Based primarily on statistical currency correlations on our current estimated exposures for fiscal 2010, we are confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $12 million in more than one year out of twenty years. The fiscal 2009 gains exceeded the normal statistical range. The settlement or translation of intercompany financing and trading balances during a period of unusually high volatility of foreign currency exchange rates in fiscal 2009, resulted in a gain of $11.6 million from foreign currency transactions as compared to an expense of $2.7 million in fiscal 2008. These fluctuations involved foreign currencies against the U.S. dollar and, in many cases, against other foreign currencies, primarily the cross rates of the euro/British pound, euro/Polish zloty and euro/U.S. dollar. We have recently taken steps that we believe will mitigate the impact of these foreign currency rate fluctuations and such fluctuations were minimized in the fiscal fourth quarter of 2009; however, we cannot be certain that foreign currency fluctuations of the size recognized in fiscal 2009 will not occur in the future.

To hedge these exposures we have entered into forward and purchased option contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of March 31, 2009, March 31, 2008 and March 31, 2007, we had entered into a total of $19.4 million, $99.6 million, and $93.1 million, respectively, of forward contracts, with the March 31, 2009 details as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual Requirements(2)
Sell euros for U.S. dollars	$2.0	$/€ 1.39	1%
Sell euros for Polish zloty	8.4	PLN/€ 4.40	18%
Sell euros for UK pounds	6.4	€/£ 0.91	24%
Sell U.S. dollars for Singapore dollars	2.0	Sgd/$ 1.51	39%
Other	0.6	—	—%

Total	$19.4

(2)	Based on the fiscal year currency requirements for the year ended March 31, 2009.

Foreign exchange translation adjustments are recorded on the Consolidated Statements of Comprehensive Income.

Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges, actual gains and losses in the future may differ from our historical results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Consolidated financial statements for fiscal years ended March 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

EnerSys

We have audited EnerSys’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EnerSys’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, EnerSys maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnerSys as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009 and our report dated May 28, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 28, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnerSys’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 28, 2009

EnerSys

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$163,161	$20,620
Accounts receivable, net	356,200	503,013
Inventories, net	209,329	335,729
Deferred taxes	16,994	16,848
Prepaid and other current assets	32,734	34,986

Total current assets	778,418	911,196

Property, plant, and equipment, net	301,365	339,997
Goodwill	301,658	358,429
Other intangible assets, net	79,544	80,139
Deferred taxes	12,881	3,347
Other assets	19,776	17,682

Total assets	$1,493,642	$1,710,790

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$7,363	$41,113
Current portion of long-term debt	24,641	11,926
Current portion of capital lease obligations	661	1,042
Accounts payable	127,586	260,530
Accrued expenses	184,094	202,475
Deferred taxes	4,092	4,630

Total current liabilities	348,437	521,716

Long-term debt	384,553	371,685
Capital lease obligations	457	988
Deferred taxes	48,963	44,161
Other liabilities	66,844	80,697

Total liabilities	849,254	1,019,247

Stockholders’ equity:
Series A Convertible Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2009 and at March 31, 2008	—	—
Common Stock, $0.01 par value, 135,000,000 shares authorized, 49,775,396 shares issued and 47,975,396 shares outstanding at March 31, 2009; 49,060,906 shares issued and outstanding at March 31, 2008	498	491
Additional paid-in capital	385,872	368,963
Treasury stock at cost, 1,800,000 shares held as of March 31, 2009	(19,800)	—
Retained earnings	243,763	159,176
Accumulated other comprehensive income	34,055	162,913

Total stockholders’ equity	644,388	691,543

Total liabilities and stockholders’ equity	$1,493,642	$1,710,790

See accompanying notes.

EnerSys

Consolidated Statements of Income

(In Thousands Except Share and Per Share Data)

	Fiscal year ended March 31,
	2009	2008	2007
Net sales	$1,972,867	$2,026,640	$1,504,474
Cost of goods sold	1,559,433	1,644,753	1,193,266

Gross profit	413,434	381,887	311,208
Operating expenses	256,507	249,350	221,102
Gain on sales of facilities	(11,308)	—	—
Legal proceedings charge (settlement income)	3,366	—	(3,753)
Restructuring and other charges	22,424	13,191	—

Operating earnings	142,445	119,346	93,859
Interest expense	22,646	28,917	27,733
Charges related to refinancing	5,209	—	—
Other (income) expense, net	(8,597)	4,234	3,024

Earnings before income taxes	123,187	86,195	63,102
Income tax expense	38,600	26,499	17,892

Net earnings	$84,587	$59,696	$45,210

Net earnings per common share:
Basic	$1.73	$1.25	$0.97

Diluted	$1.71	$1.22	$0.95

Weighted-average shares of common stock outstanding:
Basic	48,824,434	47,645,225	46,539,638

Diluted	49,420,303	48,644,450	47,546,240

See accompanying notes.

EnerSys

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Series A Convertible Preferred Stock	Common Stock	Paid-in Capital	Treasury Stock	Unearned Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2006	$—	$466	$335,263	$—	$(3,090)	$54,270	$58,279	$445,188
Reclassification of unearned stock compensation	—	—	(3,090)	—	3,090	—	—	—
Stock-based compensation	—	—	3,118	—	—	—	—	3,118
Exercise of stock options	—	5	1,797	—	—	—	—	1,802
Tax benefit from stock options	—	—	2,026	—	—	—	—	2,026
Adoption of SFAS 158, net of tax benefit of $832	—	—	—	—	—	—	(1,983)	(1,983)
Net earnings	—	—	—	—	—	45,210	—	45,210
Other comprehensive income:
Minimum pension liability adjustment, net of tax of ($7)	—	—	—	—	—	—	259	259
Unrealized income on derivative instruments, net of tax of ($2,637)	—	—	—	—	—	—	4,966	4,966
Foreign currency translation adjustment	—	—	—	—	—	—	41,513	41,513

Comprehensive income								91,948

Balance at March 31, 2007	—	471	339,114	—	—	99, 480	103,034	542,099

Stock-based compensation	—	—	3,028	—	—	—	—	3,028
Exercise of stock options	—	20	22,794	—	—	—	—	22,814
Tax benefit from stock options	—	—	4,027	—	—	—	—	4,027
Net earnings	—	—	—	—	—	59,696	—	59,696
Other comprehensive income:
Pension funded status adjustment, net of tax benefit of $411	—	—	—	—	—	—	352	352
Unrealized loss on derivative instruments, net of tax benefit of $8,499	—	—	—	—	—	—	(15,783)	(15,783)
Foreign currency translation adjustment	—	—	—	—	—	—	75,310	75,310

Comprehensive income								119,575

Balance at March 31, 2008	—	491	368,963	—	—	159,176	162,913	691,543

Stock-based compensation	—	—	5,021	—	—	—	—	5,021
Exercise of stock awards	—	7	5,788	—	—	—	—	5,795
Tax benefit from stock options	—	—	6,100	—	—	—	—	6,100
Purchase of common stock	—	—	—	(19,800)	—	—	—	(19,800)
Net earnings	—	—	—	—	—	84,587	—	84,587
Other comprehensive income:
Pension funded status adjustment, net of tax benefit of $152	—	—	—	—	—	—	544	544
Unrealized gain on derivative instruments, net of tax of ($675)	—	—	—	—	—	—	1,250	1,250
Foreign currency translation adjustment	—	—	—	—	—	—	(130,652)	(130,652)

Comprehensive loss								(44,271)

Balance at March 31, 2009	$—	$498	$385,872	$(19,800)	$—	$243,763	$34,055	$644,388

See accompanying notes.

EnerSys

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal year ended March 31,
	2009	2008	2007
Cash flows from operating activities
Net earnings	$84,587	$59,696	$45,210
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,095	49,215	47,358
Gain on sale of facilities	(11,308)	—	—
Write-off of deferred finance fees	3,963	—	—
Provision for doubtful accounts	4,873	1,436	315
Provision for deferred taxes	10,258	7,972	7,970
Stock compensation expense	5,021	3,028	3,118
Loss on disposal and impairment of fixed assets	6,219	3,908	730
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	85,915	(107,113)	(22,673)
Inventory	90,930	(70,278)	(39,642)
Prepaid expenses and other current assets	(1,509)	374	(4,799)
Other assets	142	4,585	(322)
Accounts payable	(109,712)	34,593	31,659
Accrued expenses	4,895	15,805	6,522
Other liabilities	(3,932)	797	(3,022)

Net cash provided by operating activities	219,437	4,018	72,424

Cash flows from investing activities
Capital expenditures	(57,143)	(45,037)	(42,355)
Purchase of businesses, net of cash acquired	—	(17,434)	(6,979)
Proceeds from disposal of property, plant, and equipment	10,333	321	282

Net cash used in investing activities	(46,810)	(62,150)	(49,052)

Cash flows from financing activities
Net (decrease) increase in short-term debt	(34,195)	23,516	3,607
Proceeds from the issuance of long-term debt	397,500	—	127
Deferred financing costs	(10,950)	(23)	(572)
Payments of long-term debt	(367,018)	(9,780)	(6,964)
Payments of capital lease obligations	(628)	(996)	(1,349)
Exercise of stock options	5,795	22,814	1,802
Purchase of treasury stock	(19,800)	—	—
Tax benefits from exercise of stock options	6,100	4,027	2,026

Net cash provided by (used in) financing activities	(23,196)	39,558	(1,323)
Effect of exchange rate changes on cash	(6,890)	1,409	519

Net increase (decrease) increase in cash and cash equivalents	142,541	(17,165)	22,568
Cash and cash equivalents at beginning of year	20,620	37,785	15,217

Cash and cash equivalents at end of year	$163,161	$20,620	$37,785

See accompanying notes.

EnerSys

Notes to Consolidated Financial Statements

March 31, 2009

(In Thousands, Except Share and Per Share Data)

1. Summary of Significant Accounting Policies

Description of Business

EnerSys and its predecessor companies have been manufacturers of industrial batteries for over 100 years. Morgan Stanley Capital Partners (currently Metalmark Capital) teamed with the management of Yuasa, Inc. in late 2000 to acquire from Yuasa Corporation (Japan) its reserve power and motive power battery businesses in North and South America. The Company was incorporated in October 2000 for the purpose of completing the Yuasa, Inc. acquisition from Yuasa Corporation (Japan). The acquired businesses included the Exide, General and Yuasa brands. On January 1, 2001, the Company changed its name from Yuasa, Inc. to EnerSys to reflect our focus on the energy systems nature of its businesses. In March 2002, the Company acquired the reserve power and motive power business of the Energy Storage Group (ESG), of Invensys plc (Invensys), whose principal brands were Hawker, PowerSafe and DataSafe. In June 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. (FIAMM). FIAMM complements the Company’s existing European motive power business and its principal brand is FIAMM MOTIVE POWER. In May 2007, the Company acquired approximately a 97% interest in the reserve power and motive power business of Energia AD, located in Targovishte, Bulgaria. The acquisition provides the Company with an additional low cost manufacturing platform with substantial expansion potential and increases the Company’s market presence in the rapidly growing Eastern European and Russian markets. Energia’s principal brand is Energia.

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This occurs when we ship in accordance with terms of the underlying agreement, title transfers, collectibility is reasonably assured and pricing is fixed and determinable. Shipment terms to our battery product customers are primarily shipping point or destination and do not differ significantly between our regions of the world. Accordingly, revenue is recognized when title is transferred to the customer. Amounts invoiced to customers for shipping and handling are classified as revenue. Taxes on revenue producing transactions are not included in net sales.

The Company recognizes revenue from the service of its reserve power and motive power products when the respective services are performed.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

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

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of $7,978 and $5,008 at March 31, 2009 and 2008, respectively. The allowance is based on management’s estimate of uncollectible accounts, analysis of historical data and trends, as well as review of all relevant factors concerning the financial capability of its customers. Accounts receivable are considered to be past due based on how payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is worthless.

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

Depreciation expense for the fiscal years ended March 31, 2009, 2008 and 2007 totaled $46,694, $47,151 and $45,379, respectively. Maintenance and repairs are expensed as incurred. Interest on capital projects is capitalized during the construction period and amounted to $1,062, $829 and $756 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

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

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. In fiscal 2009 and 2008 the Company recorded impairment charges of $6,607 and $3,863, respectively, which were included in restructuring and other charges.

Fair Value Measurements

In the first fiscal quarter of 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

Also, in the first fiscal quarter of 2009, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

fair value, and expands the disclosures on fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The adoption of SFAS 157 as it relates to fair value measurement requirements for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. These include goodwill and other non-amortized intangibles. The Company expects to adopt SFAS 157 for nonfinancial assets and liabilities in fiscal 2010 and is assessing the possible impact.

In October 2008, FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 was effective for the Company upon issuance, and the effect of adoption on the Company’s financial position and results of operations was not material.

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

The fair value of the Company’s long-term debt approximates its carrying value, as it is variable rate debt. The senior secured convertible notes were issued when our stock price was trading at $30.19 per share. On March 31, 2009, our stock price closed at $12.12 per share. Because the convertible notes have a conversion option at $40.60 per share, and due to current conditions in the financial markets, our senior secured convertible notes were trading at 64% of face value on March 31, 2009.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

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

The following table represents our assets (liabilities) measured at fair value on a recurring basis as of March 31, 2009 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2009	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(13,628)	$—	$(13,628)	$—
Lead forward contracts	2,191	—	2,191	—
Foreign currency forward contracts	(340)	—	(340)	—

Total derivatives	$(11,777)	$—	$(11,777)	$—

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

See Note 11 for a further discussion of the Company’s derivative instruments and hedging activities.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

The estimated fair values of the Company’s financial instruments at March 31, 2009 and 2008 are as follows:

	March 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$163,161	$163,161	$20,620	$20,620

Financial liabilities:
Long-term debt:
Term A Loan	216,563	216,563	-—	—
Term Loan B	—	—	351,427	351,427
Senior Unsecured Convertible Notes	172,500	110,400
Euro Term Loan	19,261	19,261	31,151	31,151
Capital lease obligations	457	457	988	988
Derivatives	(11,777)	(11,777)	(13,709)	(13,709)

Income Taxes

We account for income taxes in accordance with SFAS 109 No. 109, Accounting for Income Taxes (“SFAS 109”), which requires deferred tax assets and liabilities be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not some portion or all of the deferred tax assets will not be recognized.

We evaluate on a quarterly basis our ability to realize deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

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

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which the Company adopted on April 1, 2007, the Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit. If the more likely than not threshold is not met in the period for which a tax position is taken, the Company may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period. (See Note 12.)

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

Deferred Financing Fees

In connection with the issuance of the $172,500 senior unsecured 3.375% convertible notes in May 2008 and the refinancing under the new $350,000 senior secured credit facility in June 2008 (see Note 8), the Company wrote-off approximately $3,963 of unamortized deferred financing costs associated with the prior senior secured credit facility, and incurred approximately $10,950 in new deferred financing costs.

Deferred financing fees, net of accumulated amortization totaled $9,602 and $4,641 as of March 31, 2009 and 2008, respectively. Amortization expense included in interest expense was $1,930, $1,586 and $1,462 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Derivative Financial Instruments

The Company has entered into interest rate swap agreements to manage risk on a portion of its long-term floating-rate debt. The Company has entered into lead forward purchase contracts to manage risk of the cost of lead. The Company has entered into foreign exchange forward contracts and purchased option contracts to manage risk on foreign currency exposures. The Company’s agreements are with major financial institutions, and because its positions at March 31, 2009 are a net liability position or an immaterial gain position, the Company believes the risk of nonperformance by the counterparties is not significant. The counterparties to certain of these agreements are lenders under the Credit Agreement and liabilities related to these agreements are covered under the security provisions of the Credit Agreement. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company recognizes derivatives as either assets or liabilities in the accompanying balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed on the initial purchases quarterly that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such interest rate swap agreements. Inventory and cost of goods sold are adjusted to include the payments made or received under such lead and foreign currency forward contracts. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in earnings in the period in which the underlying hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in earnings.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

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

The modified-prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R), on April 1, 2006. Unvested options outstanding upon adoption, that were accounted for under the minimum value method in accordance with SFAS 123 and APB 25, will continue to be accounted for under the minimum value method. All other unvested options outstanding upon adoption will be accounted for under the modified—prospective method. The Company uses the Black-Scholes option-pricing model to value all of its unvested stock options and the modified prospective method in applying the requirements of SFAS 123(R). Upon adoption of FAS 123R, effective April 1, 2006, the Company recognizes compensation expense using the straight-line method.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
March 31, 2009
Pension funded status adjustment	$(5,338)	$392	$152	$544	$(4,794)
Unrealized gain (loss) income on derivative instruments	(8,910)	1,925	(675)	1,250	(7,660)
Foreign currency translation adjustment	177,161	(130,652)	—	(130,652)	46,509

Accumulated other comprehensive income	$162,913	$(128,335)	$(523)	$(128,858)	$34,055

March 31, 2008
Pension funded status adjustment	$(5,690)	$(59)	$411	$352	$(5,338)
Unrealized gain (loss) income on derivative instruments	6,873	(24,282)	8,499	(15,783)	(8,910)
Foreign currency translation adjustment	101,851	75,310	—	75,310	177,161

Accumulated other comprehensive income	$103,034	$50,969	$8,910	$59,879	$162,913

March 31, 2007
Minimum pension liabilities	$(3,966)	$(2,549)	$825	$(1,724)	$(5,690)
Unrealized income on derivative instruments	1,907	7,603	(2,637)	4,966	6,873
Foreign currency translation adjustment	60,338	41,513	—	41,513	101,851

Accumulated other comprehensive income	$58,279	$46,567	$(1,812)	$44,755	$103,034

Earnings Per Share

Basic earnings per common share (EPS) are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. On October 30, 2008, the Company completed the purchase of 1,800,000 shares of its common stock at $11.00 per common share for $19,800 in the aggregate from an institutional shareholder. At March 31, 2009, the Company had outstanding stock options, restricted stock, restricted stock units and senior unsecured 3.375% convertible notes which could potentially dilute basic earnings per share in the future.

New and Proposed Accounting Pronouncements

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161)” which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted and provided the disclosures required by SFAS 161 in the fiscal fourth quarter of 2009.

In December 2007, FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, any business combination the Company engages in on or after April 1, 2009 will be recorded and disclosed according to SFAS 141(R). The Company expects SFAS 141(R) will have an impact on its consolidated financial statements at the time we acquire new businesses in the future.

In May 2008, FASB issued Staff Position Paper APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FSP will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the aggregate principal amount for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of our net income and earnings per share. This FSP is effective for financial statements issued by the Company for the first fiscal quarter of 2010. The Company believes the adoption of FSP APB 14-1, which will be applied on a retrospective basis, will have the following impact on its financial position and results of operations: the separation of our convertible notes into its debt and equity components will initially reduce long term debt and increase equity by approximately $46,000 and the accretion of debt discount will increase interest expense by a non-cash charge of approximately $4,200 in fiscal 2009, increasing up to $8,000 by fiscal 2015.

Collective Bargaining

At March 31, 2009, we had approximately 7,500 employees, down from approximately 8,600 employees at March 31, 2008. Of these employees, approximately 3,100, almost all of whom work in our European facilities, were covered by collective bargaining agreements. The average term of these agreements is two years, with the longest term being three years. These agreements expire over the period from calendar years 2009 to 2011.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

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

The results of Energia, Leclanché, CFT and EAS have been included in the Company’s results of operations from the dates of their respective acquisitions. Pro forma earnings per share computations have not been presented as these acquisitions are not considered material.

In connection with certain of its acquisitions, the Company formulated restructuring plans for the integration of the acquired businesses. See Note 20 for additional information regarding these plans.

3. Inventories

Net inventories consist of:

	2009	2008
Raw materials	$50,469	$81,645
Work-in-process	57,506	98,320
Finished goods	101,354	155,764

Total	$209,329	$335,729

Inventory reserves for obsolescence and other estimated losses, mainly relating to finished goods, were $16,725 and $13,963 at March 31, 2009 and 2008, respectively, and have been included in the net amounts shown above.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	2009	2008
Land, buildings, and improvements	$153,529	$162,763
Machinery and equipment	375,309	418,957
Construction in progress	42,577	28,994

	571,415	610,714
Less accumulated depreciation	(270,050)	(270,717)

Total	$301,365	$339,997

5. Goodwill and Other Intangible Assets

Information regarding the Company’s goodwill and other intangible assets follows:

	2009			2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill	$303,070	$(1,412)	$301,658	$359,841	$(1,412)	$358,429
Trademarks	79,746	(953)	78,793	79,746	(953)	78,793
Amortizable intangible assets:
Customer lists	1,326	(979)	347	1,439	(783)	656
Non-compete	683	(500)	183	725	(377)	348
Patents	250	(142)	108	250	(125)	125
Trademarks	464	(381)	83	464	(307)	157
Licenses	80	(50)	30	77	(17)	60

Total	$385,619	$(4,417)	$381,202	$442,542	$(3,974)	$438,568

The changes in the carrying amount of goodwill by business segment are as follows:

	2009			2008
	Reserve	Motive	Total	Reserve	Motive	Total
Balance at beginning of year	$180,028	$178,401	$358,429	$168,109	$164,765	$332,874
Energia acquisition	—	—	—	—	3,000	3,000
Income tax adjustment for ESG and Yuasa, Inc. acquisitions	—	(11,595)	(11,595)	—	(5,188)	(5,188)
Foreign currency translation	(17,957)	(27,219)	(45,176)	11,919	15,824	27,743

Balance at end of year	$162,071	$139,587	$301,658	$180,028	$178,401	$358,429

The Company estimated tax-deductible goodwill to be approximately $17,150, $19,295 and $21,500 as of March 31, 2009, 2008 and 2007, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

6. Other Assets

Prepaid and other current assets consist of the following:

	March 31,
	2009	2008
Prepaid income taxes	$7,880	$4,826
Prepaid other taxes	5,696	8,401
Non-trade receivables	4,715	4,138
Lead hedges	2,191	1,685
Other	12,252	15,936

Total	$32,734	$34,986

Other assets consist of the following:

	March 31,
	2009	2008
Deferred financing fees	$7,673	$3,034
Leases receivable	6,024	9,115
Rental batteries	4,030	3,705
Other	2,049	1,828

Total	$19,776	$17,682

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2009	2008
Payroll and benefits	$50,449	$60,425
Warranty	30,914	34,037
Accrued selling expenses	25,994	30,598
Income taxes, currently payable	18,886	15,568
Restructuring	15,311	8,295
Freight	6,823	7,583
VAT and other non-income taxes	6,396	8,224
Pension and social security	3,473	2,995
Interest	3,220	2,469
Other	22,628	32,281

Total	$184,094	$202,475

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

8. Debt, Write-Off Of Deferred Financing Fees And Loss On Termination Of Interest Rate Swap Agreement

Senior Unsecured 3.375% Convertible Notes

On May 28, 2008, the Company completed a registered offering of $172,500 aggregate principal amount of 3.375% Convertible Senior Notes Due 2038 (“Convertible Notes”). The Company received net proceeds of approximately $168,200 after the deduction of commissions and offering expenses. The Company used all of the net proceeds to repay a portion of its then existing senior secured Term Loan B.

The Convertible Notes are general senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured obligations and are junior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations. The Convertible Notes are not guaranteed by, and are structurally subordinate in right of payment to, all of the (i) existing and future indebtedness and other liabilities of the Company’s subsidiaries and (ii) preferred stock of the Company’s subsidiaries to the extent of their respective liquidation preferences.

The Convertible Notes require the semi-annual payment of interest in arrears on June 1 and December 1 of each year beginning December 1, 2008, at 3.375% per annum on the principal amount outstanding. The Convertible Notes will accrete principal beginning on June 1, 2015 and will bear contingent interest, if any, beginning with the six-month interest period commencing on June 1, 2015 under certain circumstances. The Convertible Notes will mature on June 1, 2038. Prior to maturity the holders may convert their Convertible Notes into shares of the Company’s common stock under certain circumstances. When issued, the initial conversion rate was 24.6305 shares per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of approximately $40.60 per share.

At any time after June 6, 2015, the Company may at its option redeem the Convertible Notes, in whole or in part, for cash, at a redemption price equal to 100% of the accreted principal amount of Convertible Notes to be redeemed, plus any accrued and unpaid interest. A holder of Convertible Notes may require the Company to repurchase some or all of the holder’s Convertible Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of June 1, 2015, 2018, 2023, 2028 and 2033 at a price equal to 100% of the accreted principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest, if any, in each case. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.

If applicable, the Company will pay a make-whole premium on Convertible Notes converted in connection with certain fundamental changes that occur prior to June 6, 2015. The amount of the make-whole premium, if any, will be based on the Company’s stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices. No make-whole premium would be paid if the price of the Common Stock on the effective date of the fundamental change is less than $29.00. Any make-whole premium will be payable in shares of Common Stock (or the consideration into which the Company’s Common Stock has been exchanged in the fundamental change) on the conversion date for the Convertible Notes converted in connection with the fundamental change.

The Convertible Notes were issued in an offering registered under the Securities Act of 1933, as amended (Securities Act).

At March 31, 2009, there was $172,500 aggregate principal amount of the Convertible Notes outstanding.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

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

At March 31, 2009, there was $216,563 outstanding under the new Term A Loan and there were no borrowings under the revolving credit facility.

Obligations under the new senior secured credit facility are secured by substantially all of our existing and hereafter acquired assets located in the United States, including substantially all of the capital stock of our United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of our foreign subsidiaries that are owned by our United States companies. The Company’s credit agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, repurchasing the Company’s common stock, paying dividends and certain other actions. At March 31, 2009, the Company was in compliance with all such covenants.

In connection with the issuance of the $172,500 Convertible Notes and the refinancing under the new $350,000 senior secured credit facility, the Company wrote-off approximately $3,963 of unamortized deferred financing costs associated with the prior senior secured credit facility, and incurred approximately $10,950 in new deferred financing costs. The Company also terminated interest rate swap agreements of $30,000 which had been placed in October 2005, at a loss of $1,246.

Euro 25,000 Credit Agreement and Amendments

On October 16, 2008, the Company amended its Euro 25,000 Credit Agreement in order to incorporate into the agreement, changes and covenants from the new $350,000 senior secured credit facility and change the guaranty from EnerSys Capital Inc. to EnerSys.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

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

On June 15, 2005, the Company entered in a Euro 25,000 Credit Facility Agreement among EnerSys Holdings (Luxembourg), S.a.r.l., San Paolo IMI S.p.A., as Facility Agent and lender, and Banca Intesa S.p.A., as lender (the “Euro Credit Agreement”). The proceeds from the Euro Credit Agreement were used to reduce the outstanding balance of the U.S. Credit Agreement that was utilized as bridge financing for the June 1, 2005 acquisition of the motive power battery business of FIAMM S.p.A. The Euro Credit Agreement matures on June 30, 2011, and is subject to quarterly principal amortization between €1,000—€1,750 beginning March 31, 2007. Obligations under the Euro Credit Agreement are secured by a pledge of the shares of our Italian subsidiary and guaranty from EnerSys Capital Inc., a subsidiary of the Company. Borrowings under the Euro Credit Agreement bear interest at a floating rate based upon a EURIBOR rate plus 1.15%.

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

Amendments of Prior Senior Secured Credit Agreements

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

As of February 5, 2007, EnerSys completed the Fourth Amendment to the Credit Agreement in connection with its $480,000 senior secured Credit Agreement. The Lenders approved a reduction of 25 basis points in the credit spread to LIBOR +175 basis points on $455,900 of term loans and revolver which reduced the Company’s interest costs by approximately $800 per year during the term. The reduction was effective as of February 9, 2007. The then existing $355,900 term loans were converted into new term B loans.

At March 31, 2009 and 2008, there were $27,494 and $60,897 respectively, of borrowings outstanding outside the United States.

As of March 31, 2009 and 2008, the Company had available under all its lines of credit approximately $266,702 and $188,600, respectively. Included in the March 31, 2009 and 2008 amounts are $116,284 and $102,100, respectively, of uncommitted lines of credit.

The average effective borrowing rates for 2009 and 2008 were 5.0% and 6.5% respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

The following summarizes the Company’s long-term debt:

	March 31,
	2009	2008	2007
Term A Loan: Payable in quarterly installments of 1.25% in year 1, 1.88% in years 2-3, 2.50% in year 4, 3.13% in year 5 and 14.388% in year 6, with the remaining balance due on June 27, 2014, bearing interest at 2.73% at March 31, 2009(1)	$216,563	$—	$—
Term Loan B: Payable in quarterly installments of $890 through March 17, 2011, with the remaining balance due on March 17, 2011, bearing interest at 4.74% at March 31, 2008(1)	—	351,427	354,985
Senior Unsecured Convertible Notes bearing interest at 3.375%(2)	172,500	—	—
Euro Term Loan: Payable in quarterly installments between €1,000 and €1,750 beginning March 31, 2008 through June 30, 2011, bearing interest at 2.681% at March 31, 2009	19,261	31,151	32,098
Other	870	1,033	937

Total debt	409,194	383,611	388,020
Less current portion	24,641	11,926	9,353

Total long-term debt	$384,553	$371,685	$378,667

(1)	LIBOR component on $170,000 in fiscal 2009 and $203,000 in fiscal 2008 and 2007 swapped into fixed rates as discussed in Note 11.
(2)	The Convertible Notes mature on June 1, 2038. However, these Convertible Notes could require cash payments before that date; if holders of these Convertible Notes exercise their right to require the Company to repurchase the Convertible Notes or elect to convert the Convertible Notes subject to certain conditions, if the Company calls the Convertible Notes for redemption, or upon certain corporate transactions.

The Company paid $21,026, $28,534 and $25,961, net of interest received, for interest during the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Aggregate maturities of long-term debt are as follows:

2010	$24,641
2011	25,842
2012	23,086
2013	26,719
2014	136,406
Thereafter	172,500

$409,194

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

As of March 31, 2009 and 2008, the Company had $1,150 of standby letters of credit outstanding that reduced the borrowings available under the Revolving Credit Lines. As of March 31, 2009 and 2008, the Company had no bank guarantees.

9. Leases

The Company’s future minimum lease payments under capital and operating leases that have noncancelable terms in excess of one year at March 31, 2009 are as follows:

	Capital Leases	Operating Leases
2010	$726	$13,871
2011	325	10,783
2012	121	7,743
2013	94	5,146
2014	28	3,273
Thereafter	—	1,476

Total minimum lease payments	1,294	$42,292

Amounts representing interest	176

Net minimum lease payments, including current portion of $661	$1,118

Rental expense was $29,247, $28,181 and $25,593 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Amortization of capitalized leased assets is included in depreciation expense. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

10. Other Liabilities

Other long-term liabilities consists of the following:

	March 31,
	2009	2008
Pension and profit sharing obligation	$24,929	$30,712
Interest rate swap liabilities	13,628	11,593
Long-term income taxes payable	11,346	14,160
Minority interest	4,242	3,437
Deferred income	3,512	3,251
Restructuring reserves	865	7,545
Other	8,322	9,999

Total	$66,844	$80,697

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

11. Derivative Financial Instruments

Interest Rate Swap Agreements

We are exposed to changes in variable interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At March 31, 2009 and March 31, 2008 such agreements effectively convert $170,000 and $203,000, respectively, of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the outstanding interest rate swap agreements:

In October 2005, we entered into interest rate swap agreements to fix interest rates on $75,000 of floating rate debt through December 22, 2010. The fixed rates per year plus an applicable credit spread began December 22, 2005, and are 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year. In connection with the issuance of $172,500 aggregate principal amount of senior unsecured 3.375% convertible notes and the repayment of a portion of the senior secured Term Loan B in May 2008, we terminated $30,000 of these interest rate swap agreements, at a loss of $1,246. Accordingly, $45,000 of floating rate debt remains outstanding.

In August 2007, we entered into interest rate swap agreements, which became effective in February 2008, to fix interest rates on $40,000 of floating rate debt through February 22, 2011, at 4.85% per year.

In November 2007, we entered into interest rate swap agreements that became effective in May 2008, to fix interest rates on $40,000 of floating rate debt through May 7, 2013, at 4.435% per year.

In December 2007, we entered into $45,000 of interest rate swap agreements that became effective in February and May 2008, to fix the interest rates on $20,000 of floating rate debt through February 22, 2013, at 4.134% per year and to fix the interest rates on $25,000 of floating rate debt through May 7, 2013, at 4.138% per year.

In addition, the interest rate swap agreements below were effective through February 22 or May 5, 2008.

In February 2001, we entered into interest rate swap agreements to fix the interest rate on $60,000 of our floating rate debt through February 22, 2006, at 5.59% per year. In April and May 2004, we amended these agreements to extend the maturity to February 22, 2008, and reduce the fixed rate to 5.16% per year beginning May 24, 2004.

In April 2004, we entered into interest rate swap agreements to fix interest rates on an additional $60,000 of floating rate debt through May 5, 2008. The fixed rates per year began May 5, 2004, and are 2.85% during the first year, 3.15% the second year, 3.95% the third year and 4.75% in the fourth year.

In August 2004, we entered into an interest rate swap agreement to fix interest rates on an additional $8,000 of floating rate debt through May 5, 2008. The fixed rates per year began November 5, 2004, and are 2.85% during the first year, 3.15% the second year, 3.95% the third year and 4.20% in the fourth year.

The Company recorded unrealized losses on interest rate swaps of ($2,035), ($11,612) and ($2,349) for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, that are included in accumulated other

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

comprehensive income. In the coming twelve months, the Company anticipates that approximately $5,100 of unrealized losses will be reclassified from accumulated other comprehensive income to earnings, as an increase in interest expense. The estimated fair value of the Company’s interest rate swap agreements was a (liability) asset of ($13,628), ($11,593), and $19 at March 31, 2009, 2008 and 2007, respectively, as estimated based on quotes from market makers of these instruments. The Company recorded an expense (income) of $3,632, ($588), and ($1,754) in fiscal 2009, 2008 and 2007, respectively, which was recorded as an increase (decrease) in interest expense.

Lead Hedge Contracts

During the fiscal years ending March 31, 2009, 2008 and 2007, the Company entered into lead hedge contracts to fix the price for lead purchases. Management considers the lead hedge contracts to be highly effective against changes in the cash flows of the underlying lead purchases based on the criteria in SFAS 133. The vast majority of such contracts are for a period not extending beyond one year. Realized gains (losses) related to the lead hedge contracts are included in inventory. The Company recorded unrealized gains (losses) on lead hedge contracts of $506, ($10,355), and $11,572 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, which are included in other comprehensive income. The fair value of open lead hedge contracts at March 31, 2009, 2008 and 2007, was $2,191, $1,685 and $12,040, respectively. The gain (loss) on the settlement of lead hedge contracts during fiscal 2009, 2008 and 2007, was $(45,369), $20,592, and $7,393 a portion of which is recorded as an (increase) reduction of cost of goods sold and a portion of which was included in inventory at March 31, 2009, 2008 and 2007.

Foreign Currency Forward Contracts

On a selective basis the Company will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico and from intercompany loan and receivable transactions. To hedge these exposures the Company may enter into foreign currency forward contracts and option contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2009 and 2008, the Company had entered into a total of $19,390 and $99,550, respectively, foreign currency forward contracts. The Company recorded an unrealized gain (loss) on foreign currency forward contracts of $3,461 and ($2,316) for the fiscal years ended March 31, 2009 and 2008, respectively, which is included in other comprehensive income. The fair value of open foreign currency forward contracts at March 31, 2009 and 2008, was ($340) and ($3,801). The net gain/(loss) on the settlement of foreign currency hedge contracts during fiscal 2009 and 2008, was ($3,255) and ($5,635) respectively, a portion of which was recorded as a decrease (increase) to cost of goods sold and a portion of which was included in inventory at March 31, 2009 and 2008.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

Presented below in tabular form is information on the location and amounts of derivative fair values in the statement of financial position and derivative gains and losses in the statement of financial performance:

Fair Value of Derivative Instruments

March 31, 2009 and 2008

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		March 31, 2009	March 31, 2008		March 31. 2009	March 31. 2008
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate swap agreements		$—	$—	Other liabilities	$13,628	$11,593
Lead hedge contracts	Prepaid and other current assets	2,191	1,685		—	—
Foreign currency forward contracts		—	—	Accrued expenses	340	3,801

Total derivatives designated as hedging instruments under Statement 133		$2,191	$1,685		$13,968	$15,394

The Effect of Derivative Instruments on the Statement of Financial Performance

For the years ended March 31, 2009 and 2008

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	March 31, 2009	March 31, 2008		March 31. 2009	March 31. 2008
Interest rate swap agreements	$(2,035)	$(11,612)	Interest expense	$(3,632)	$588
Lead hedge contracts	506	(10,355)	Cost of goods sold/Inventory	(45,369)	20,592
Foreign currency forward contracts	3,461	(2,316)	Cost of goods sold/Inventory	(3,255)	(5,635)

Total derivatives designated as hedging instruments under Statement 133	$1,932	$(24,283)		$(52,256)	$15,545

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

12. Income Taxes

Income tax expense is composed of the following:

	Fiscal year ended March 31,
	2009	2008	2007
Current:
Federal	$10,793	$220	$46
State	2,673	976	532
Foreign	14,876	17,331	9,344

Total current	28,342	18,527	9,922
Deferred:
Federal	9,160	3,898	3,986
State	311	(583)	(622)
Foreign	787	4,657	4,606

Total deferred	10,258	7,972	7,970

Income tax expense	$38,600	$26,499	$17,892

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2009	2008	2007
United States	$25,632	$18,465	$12,505
Foreign	97,555	67,730	50,597

Earnings before income taxes	$123,187	$86,195	$63,102

Income taxes paid by the Company for the fiscal years ended March 31, 2009, 2008 and 2007 were $21,214, $7,255, and $11,967, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2009	2008
Deferred tax assets:
Accounts receivable	$1,045	$1,129
Inventories	5,834	5,391
Net operating loss carryforwards	67,162	82,116
Accrued liabilities and restructuring expenses	18,939	15,821
Other assets	10,531	13,506

Gross deferred tax assets	103,511	117,963
Less valuation allowance	(57,397)	(78,374)

Total deferred tax assets	46,114	39,589
Deferred tax liabilities:
Property, plant and equipment	25,964	30,560
Other intangible assets	36,051	35,805
Other liabilities	7,279	1,820

Total deferred tax liabilities	69,294	68,185

Net deferred tax liabilities	$(23,180)	$(28,596)

The Company has approximately $13,782 in United States federal net operating loss carryforwards, approximately $9,413 of which are limited by Section 382 of the Internal Revenue Code, that begin to expire in the year ending 2023. The Company has recorded a valuation allowance against approximately $8,874 of the losses limited by Section 382 as they will expire unused due to the Section 382 limitation.

The net operating loss carryforwards at March 31, 2009, related to the Company’s foreign subsidiaries are approximately $210,118. Some of these net operating loss carryforwards have an unlimited life, while others expire at various times over the next 20 years. In addition, the Company has approximately $78,703 of net operating loss carryforwards for state tax purposes that expire at various times over the next 20 years. The Company has recorded a valuation allowance for net deferred tax assets in certain foreign and state tax jurisdictions, primarily related to net operating loss carryforwards, due to the significant losses incurred in these tax jurisdictions. During the fiscal years ended March 31, 2009 and 2008, the Company recorded tax benefits of $125 and $23, respectively, due to the utilization of net operating loss carryforwards in certain foreign subsidiaries.

A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31,
	2009	2008	2007
United States statutory income tax expense (at 35%)	$43,115	$30,168	$22,086
Increase (decrease) resulting from:
State income taxes, net of federal effect	1,942	623	225
Nondeductible expenses	427	467	94
Effect of foreign operations	(9,374)	(7,682)	(6,102)
Valuation allowance	2,490	2,923	1,589

Income tax expense	$38,600	$26,499	$17,892

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

The effective income tax rate was 31.3 % in fiscal 2009, compared to 30.7 % in fiscal 2008 and 28.4 % in fiscal 2007. The fiscal 2009 tax expense includes a non-recurring tax benefit of approximately $1,100 recorded in the first fiscal quarter of 2009, attributable to the favorable resolution of a prior year tax matter related to our European business, which reduced our book effective tax rate by 0.9%. The fiscal 2007 tax expense includes a non-recurring tax benefit of approximately $2,000 recorded in the third fiscal quarter of 2007, attributable to the favorable effective settlement of a foreign tax audit, which reduced our book effective tax rate by 2.3%. Additionally, in fiscal 2007, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions resulted in an approximate one percentage point decrease on our effective tax rate.

At March 31, 2009, the Company has not recorded United States income or foreign withholding taxes on approximately $234,284 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to either keep these amounts permanently invested overseas, or remit such earnings in a tax-free manner.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	March 31, 2009	March 31, 2008
Beginning of year	$13,310	$13,780
Increases related to current year tax positions	6,509	1,303
Increases (decrease) related to prior year tax positions due to foreign currency translation	(724)	1,151
Decreases related to prior year tax positions	(4,886)	(1,234)
Lapse of statute of limitations	(904)	(1,690)

End of year	$13,305	$13,310

We will adopt the provisions of SFAS 141(R) “Business Combinations” on April 1, 2009. As a result of the adoption, the balance of unrecognized tax benefits at March 31, 2009 includes potential tax benefits of approximately $13,305, that if recognized, would be included in, and have a favorable impact on, the Company’s Statement of Income and effective tax rate. Included in the balance of unrecognized tax benefits at March 31, 2008 were potential tax benefits of approximately $11,700.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Company anticipates that it is reasonably possible that a portion of the March 31, 2009 balance of the unrecognized tax benefits could be recognized within the next twelve months as a result of the completion of a tax audit or due to the expiration of the relevant statute of limitations. An estimate of the range of the adjustments cannot be made at this time.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

The Company recognizes tax related interest and penalties in income tax expense in its Statement of Income. As of March 31, 2009 and March 31, 2008, the Company had an accrual of approximately $740 and $850, respectively, for interest and penalties.

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

	United States Plans		International Plans
	March 31,		March 31,
	2009	2008	2009	2008
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$9,872	$9,521	$51,803	$44,434
Service cost	300	254	2,897	3,912
Interest cost	608	564	2,529	2,328
Benefits paid	(569)	(519)	(2,204)	(2,036)
Plan participants’ contributions	—	—	539	709
Plan curtailments	—	—	—	(543)
Transfer in (effects of business combinations)	—	—	116	1,390
Experience (gain) loss	(242)	52	(6,268)	(2,689)
Foreign currency translation adjustment	—	—	(11,332)	4,298

Benefit obligation at the end of the period	$9,969	$9,872	$38,080	$51,803

	United States Plans		International Plans
	March 31,		March 31,
	2009	2008	2009	2008
Change in plan assets
Fair value of plan assets at the beginning of the period	$7,950	$8,040	$23,449	$20,605
Actual return (loss) on plan assets	(1,590)	201	(3,513)	(727)
Employer contributions	488	228	4,343	4,619
Plan participants’ contributions	—	—	538	709
Benefits paid, inclusive of plan expenses	(569)	(519)	(2,204)	(2,036)
Foreign currency translation adjustments	—	—	(6,328)	279

Fair value of plan assets at the end of the period	$6,279	$7,950	$16,285	$23,449

Funded status (deficit)	$(3,690)	$(1,922)	$(21,795)	$(28,354)
Unrecognized net loss	—	—	—	—

Prepaid (accrued) benefit cost	$(3,690)	$(1,922)	$(21,795)	$(28,354)

Accrued pension benefit liability is included in accrued expenses and other liabilities.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

Net periodic pension cost for 2009, 2008, and 2007, includes the following components:

	United States Plans			International Plans
	March 31,			March 31,
	2009	2008	2007	2009	2008	2007
Service cost	$300	$254	$220	$2,897	$3,912	$3,117
Interest cost	608	564	529	2,529	2,328	1,816
Actual loss (return) on plan assets	(639)	(639)	(599)	(1,568)	(1,781)	(1,447)
Amortization and deferral	208	150	154	—	66	130

Net periodic benefit cost	$477	$329	$304	$3,858	$4,525	$3,616

Significant assumptions used in accounting for the pension benefit plans are as follows:

	United States Plans			International Plans
	March 31,			March 31,
	2009	2008	2007	2009	2008	2007
Discount rate	6.0%	6.0%	6.0%	4.3-6.0%	4.3-6.0%	4.0-5.0%
Expected return on plan assets	8.0	8.0	8.0	5.5-7.5	5.5-8.0	8.0
Rate of compensation increase	N/A	N/A	N/A	2.0-3.5	2.0-3.0	2.0-3.0

As required by SFAS 158, for pension plans for which the projected benefit obligation exceeds the fair value of plan assets, the Company has recognized in the consolidated balance sheet at March 31, 2009 and 2008, the additional minimum liability of the unfunded projected benefit obligation of $7,157 and $7,555, respectively, as current and long-term liabilities, with offsetting equity adjustments. The accumulated benefit obligation for all defined benefit pension plans was $45,953 and $59,076 at March 31, 2009 and 2008, respectively.

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year follows:

	United States Plans		International Plans
	March 31,		March 31,
	2009	2008	2009	2008
All defined benefit plans:
Accumulated benefit obligation	$9,969	$9,872	$35,984	$49,204
Unfunded defined benefit plans:
Projected benefit obligation	—	—	21,186	25,859
Accumulated benefit obligations	—	—	20,367	24,848
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	9,969	9,872	22,187	50,614
Accumulated benefit obligation	9,969	9,872	21,255	48,123
Fair value of plan assets	6,279	7,950	706	22,362

The United States plans do not include compensation in the formula for determining the pension benefit as it is based solely on years of service.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

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

The Company expects to make cash contributions of approximately $1,598 to its pension plans in fiscal year 2010.

As a result of the ESG business combination, the Company has assumed defined benefit plans in Germany and France. These plans have no assets, while their benefit obligations were $18,502 and $22,208 as of March 31, 2009 and 2008, respectively. Other salary and hourly employees are provided benefits in accordance with governmental regulatory requirements.

The allocation of investments for the pension plans is as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2009	2008	2009		2008
Equity securities	46.4%	53.8%	62.0%		62.3%
Debt securities	43.6	41.5	36.4		36.5
Cash equivalents	10.0	4.7	0.6		0.3
Other	—	—	1.0		0.9

Total	100.0%	100.0%	100.0.	%	100.0%

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Pension Benefits
2010	$1,786
2011	1,720
2012	2,009
2013	2,162
2014	2,540
Years 2015-2019	16,109

In accordance with SFAS 158, the Company recognizes the funded status of its retirement plans in its statement of financial position. The underfunded status of our retirement plans recorded as a liability on the Company’s statement of financial position at March 31, 2009 and 2008 was approximately $25,485 and $30,276, respectively.

The amounts included in accumulated other comprehensive income as of March 31, 2009 that are expected to be recognized as components of net periodic pension cost during the fiscal year ended March 31, 2010 are as follows:

Net gain or (loss)	$(309)
Net prior service cost	(33)

Net amount expected to be recognized	$(342)

Defined Contribution Plan

Effective January 1, 2004, the Company amended its Defined Contribution Plan (the “401(k) Plan”). The amended 401(k) Plan covers substantially all U.S. salaried and hourly employees except those covered by a union plan. All eligible employees of the amended 401(k) Plan receive a matching contribution of 100% of the first 4% of wages contributed and 50% of the next 2% of wages contributed for a total match of up to 5% by the Company. Employer expenses for the 401(k) plan for the fiscal years ended March 31, 2009, 2008 and 2007, were $2,394, $2,298 and $2,176, respectively.

14. Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (Preferred Stock). At March 31, 2009 and 2008, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

The following demonstrates the change in the number of shares of Class A common stock outstanding during fiscal 2009:

2009
Shares outstanding as of beginning of period	49,060,906
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	714,490

Total shares issued and outstanding	49,775,396
Shares repurchased into treasury stock	(1,800,000)

Shares outstanding as of end of period	47,975,396

On October 30, 2008, the Company completed the purchase of 1,800,000 shares of its common stock at $11.00 per common share for $19,800 in the aggregate from an institutional shareholder.

15. Secondary Offerings of Common Shares

Concurrently with the Company’s convertible note offering in May 2008, certain of the Company’s stockholders offered to sell, subject to market and other conditions, 3,400,000 shares of EnerSys’ common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by those stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders. The selling stockholders granted the underwriters an option to purchase up to 340,000 additional shares, of which 290,000 shares were exercised and sold. A total of 3,690,000 shares were sold as of May 28, 2008. The Company did not receive any proceeds from the common stock offering however, under the terms of its shareholders’ agreement, the Company did incur approximately $330 in fees related to the offering.

On October 30, 2007, the Company filed a $500,000 shelf registration statement on Form S-3 with the SEC. This registration statement allowed the Company to offer and sell from time to time, in one or more offerings, shares of common stock and debt securities of the Company. The registration statement also permitted certain institutional investors and certain members of senior management to sell approximately 22,200,000 shares of common stock held by such person in one or more secondary offerings.

Under the October 30, 2007 shelf registration statement, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed secondary offerings as follows:

•	on November 29, 2007, 5,000,000 shares of the Company’s common stock were sold. The offering closed on December 3, 2007; and

•	on February 26, 2008, 5,000,000 shares of the Company’s common stock were sold. The offering closed on February 29, 2008.

The Company did not issue any shares or receive any proceeds in these offerings, however, under the terms of its shareholders’ agreement, the Company did incur approximately $610 in fees related to the fiscal 2008 offerings.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

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

Under the July 27, 2006 shelf registration statement, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed secondary offerings as follows:

•

on December 7, 2006, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 6,000,000 shares of the Company’s common stock. The offering closed on December 12, 2006.

•

on June 29, 2007, certain of the Company’s stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders, completed a secondary offering of 6,000,000 shares of the Company’s common stock. The offering closed on July 5, 2007.

The Company did not issue any shares or receive any proceeds in the offering under the July 27, 2006 shelf registration statement, however, under the terms of its shareholders’ agreement, the Company did incur approximately $1,085 in fees related to the offering.

16. Stock-Based Compensation

At March 31, 2009, the Company maintains three management equity incentive plans, which were approved by the Company’s shareholders. These plans, which are the 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan, reserve 11,289,232 shares of Common Stock for the grant of various classes of nonqualified stock options, restricted stock, restricted stock units and other forms of equity based compensation. At March 31, 2009, 2,077,096 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards primarily with newly issued shares.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Generally, options vest over a four-year period and become exercisable in annual installments over the vesting period. Options generally expire in 10 years.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on April 1, 2006, using the modified prospective application SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values. Upon its adoption of SFAS 123(R), the Company began recording compensation cost related to the continued vesting of all stock options that remained unvested as of April 1, 2006, as well as for all stock options granted, modified or cancelled after the Company’s adoption date. The compensation cost is being recorded based on the fair value at the grant date.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

Upon adoption of SFAS 123(R), the Company began recording compensation cost related to the continued vesting of all stock options that remained unvested as of April 1, 2006, as well as for all stock options granted, modified or cancelled after the adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the options granted was estimated at the date of grant using the Black-Scholes option-pricing model utilizing assumptions based on historical data and current market data. The assumptions include expected term of the options, risk-free rate, volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using historical volatility based on historical weekly price changes. The weighted average fair value of options granted in 2009, and 2008 was $11.64 and $8.00 per option, respectively, and were determined using the following assumptions:

	2009	2008
Risk-free interest rate	3.1%	4.7%
Dividend yield	0%	0%
Expected life	5 years	6 years
Expected volatility	38.6%	36.6%

For fiscal 2009 and 2008, the Company recognized $1,906 ($1,270 net of taxes) and $1,168 ($810 net of taxes) respectively, of stock-based compensation expense associated with the stock option grants.

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

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2006	6,786,068	4.9	$13.71	$13,537
Granted	44,729		14.45	—
Exercised	(1,298,548)		12.76	6,109
Canceled	(25,750)		12.19	128

Options outstanding as of March 31, 2007	5,506,499	4.3	$13.94	$23,287
Granted	286,724		18.25	—
Exercised	(2,236,505)		12.42	19,338
Canceled	(21,783)		12.99	87

Options outstanding as of March 31, 2008	3,534,935	4.4	$15.27	$30,617
Granted	264,206		30.19	—
Exercised	(983,991)		15.30	13,544
Canceled	(171,975)		15.97	—

Options outstanding as of March 31, 2009	2,643,175	4.2	$16.70	$1,752

Options exercisable as of March 31, 2009	2,139,328		$14.94	$1,741

Options expected to vest as of March 31, 2010	185,566		$23.11	$127

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

Fiscal 2009, 2008 and 2007, options were granted with an exercise price that equals or was in excess of the estimated fair market value of a share of EnerSys common stock on the date of grant. The weighted average estimated fair market value of options that were granted in fiscal 2009, 2008 and 2007, computed using the Black-Scholes option-pricing model, were $11.64, $8.00 and $7.18, respectively.

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.01-15.00	1,479,545	3.2	$11.10	1,447,463	$11.07
$15.01-20.00	272,489	8.2	18.24	64,930	18.23
$20.01-25.00	484,863	2.9	21.86	484,863	21.86
$25.01-30.00	142,072	1.6	29.36	142,072	29.36
Over $30.00	264,206	9.2	30.19	—	—

	2,643,175	4.2	$16.70	2,139,328	$14.94

A summary of the status of the Company’s non-vested options as of March 31, 2009, and changes during the year ended March 31, 2009, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2008	515,023	$7.11
Granted	264,206	11.64
Vested	(268,076)	6.55
Forfeited	(7,306)	5.97

Nonvested at March 31, 2009	503,847	9.80

Restricted Stock and Restricted Stock Units

The Company granted to non-employee directors 18,408 restricted stock units on August 28, 2008, at the fair market value on that date of $26.08 and 19,831 restricted stock units on August 13, 2007, at the fair market value on that date of $18.96. These restricted stock units vest thirteen-months following the date of grant.

In fiscal 2007 and 2006, the Company approved grants of 9,000 and 263,282 shares of restricted stock at a weighted average fair market value on the date of grants of $16.11 and $13.18 per share, respectively. No restricted stock awards were granted in fiscal 2009 and 2008.

At March 31, 2009 and 2008, the Company had 66,452 and 133,144, respectively, shares of restricted stock outstanding at a weighted average fair market value on that date of grants of $13.34 and $13.33, respectively, per share. Generally, restricted stock is granted at the fair market value of the Company’s common stock on the date of grant and vest in annual installments of 25% over a four-year period from the date of grant.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

The Company granted to management and other key employees of 227,214 restricted stock units on May 21, 2008, at the fair market value on that date of $30.19, and 141,995 restricted stock units in fiscal 2008, at an average fair market value on date of grants of $18.25. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant.

A summary of the changes in restricted stock and restricted stock units awarded to employees that were outstanding under the Company’s equity compensation plans during fiscal 2009 is presented below:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested awards as of March 31, 2008	133,144	$13.33	139,705	$18.25
Granted	—	—	227,214	30.19
Vested	(65,942)	13.30	(36,984)	18.05
Canceled	(750)	13.04	(2,468)	25.94

Non-vested awards as of March 31, 2009	66,452	$13.34	327,467	$26.47

The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $460 with a related tax benefit of $152 during fiscal 2009 and approximately $907 with a related tax benefit of $279, during fiscal 2008.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units of approximately $2,655, with a related tax benefit of $893 for fiscal 2009, and approximately $953, with a related tax benefit of $293 for fiscal 2008.

All Award Plans

As of March 31, 2009, unrecognized compensation expense associated with the non-vested incentive awards outstanding was $10,400 and is expected to be recognized over a weighted average period of 25 months.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share (dollars in thousands, except per share data).

	March 31,
	2009	2008	2007
Net earnings	$84,587	$59,696	$45,210

Average common shares:
Basic (weighted-average outstanding shares)	48,824,434	47,645,225	46,539,638
Dilutive potential common shares from common stock options	595,869	999,225	1,006,602

Diluted (weighted-average outstanding shares)	49,420,303	48,644,450	47,546,240

Basic earnings per common share	$1.73	$1.25	$0.97

Diluted earnings per common share	$1.71	$1.22	$0.95

Antidilutive options, unvested restricted stock and restricted stock units not included in weighted average common shares—diluted	2,992,456	183,672	1,098,629

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $172,500, senior unsecured 3.375% convertible notes due 2038, which the Company issued in May 2008, is approximately 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during fiscal 2009, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

See Note 26, Subsequent Event, for the grant of stock options and restricted stock units under the Company’s equity incentive plans.

18. Concentration of Credit Risk

Financial instruments that subject the Company to potential concentration of credit risk consist principally of trade accounts receivable and temporary cash investments. The Company places its temporary cash investments with various financial institutions and limits the amount of credit exposure to any one financial institution. In addition, certain cash investments are made in U.S. and foreign government bonds or other investments guaranteed by the U.S. or foreign governments. Concentration of credit risk with respect to trade receivables is limited by a large, diversified customer base and its geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit, in certain circumstances.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

19. Commitments, Contingencies and Litigation

Litigation

In June 2008, the Court of Commerce in Lyon, France ruled that our Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. EnerSys Sarl’s portion of the damages was assessed at €2,700 (euros), or $4,200. The Company recorded a $3,366 charge in fiscal 2009, to fully accrue the court’s assessment. The remaining balance of approximately $800 had been accrued previously in connection with the Company’s acquisition of the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys plc. (“ESG”) in 2002. The assessment was paid in the third fiscal quarter of 2009. The Company has appealed this ruling.

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

Sumter, South Carolina

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina. This manufacturing facility was closed in 2001 and is currently being partially used for distribution purposes. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Remediation issues related to lead contamination in the soil were addressed pursuant to a 1998 Consent Order with the State of South Carolina, and we believe this matter to be closed. The Company is subject to ongoing storm water inspection requirements under a 2000 Consent Order based on suspected lead contamination. The Company is also in ongoing discussions with the State of South Carolina regarding alleged trichloroethylene (TCE) and other volatile organic compound (VOC) contamination in the groundwater that predates its ownership of this facility. There may be other unidentified contaminants in the soil or groundwater that also predate our ownership of this facility.

The Company has established a reserve for this facility, and in fiscal 2008, it received $1,150 from Yuasa in settlement of their indemnification of potential environmental liabilities related to the Sumter facility. As of

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

March 31, 2009 and 2008, the reserves related to this facility and the removal of its remaining equipment totaled approximately $4,007. Based on current information, our management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.

Manchester, England

In the first fiscal quarter of 2009, we sold our Manchester, England manufacturing facility and removed $6,623 of environmental reserves associated with this location as the new owners assumed the related environmental obligations.

Lead Contracts

In order to mitigate against large increases in lead costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at March 31, 2009, the Company contracted to fix the price of approximately 29,665 pounds of lead for a total contract price of $14,897. At March 31, 2008, the Company contracted to fix the price of approximately 58,495 pounds of lead for a total contract price of $72,307.

Foreign Currency Forward Contracts

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company.

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures we have entered into foreign currency forward contracts and purchased option contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2009, 2008 and 2007, we had entered into a total of $19,390, $99,550 and $93,050 foreign currency forward contracts.

Interest Rate Swap Agreements

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At March 31, 2009 and 2008, such agreements effectively convert $170,000 and $203,000, respectively, of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

During fiscal 2008, the Company entered into an additional $125,000 of interest rate swap agreements, of which $60,000 became effective in February 2008 and $65,000 which became effective in May 2008 and almost entirely replaced $128,000 of interest rate swaps which matured on those dates. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by it under these agreements.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

In connection with the May 2008 issuance of $172,500 of convertible notes and the repayment of a portion of the senior secured Term Loan B, the Company terminated $30,000 of interest rate swap agreements.

20. Restructuring plans

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans.

Acquisition related restructuring

The acquisition related restructuring plans were initiated in connection with the acquisition the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys plc. (“ESG”) in 2002, the June 2005 acquisition of the motive power battery business of FIAMM, S.p.A. (FIAMM) and the acquisition of a 97% interest in Energia (ENERGIA) in May 2007. The plans have been aggregated in the following table as the FIAMM and ENERGIA activity is not considered material.

The Company has described in Note 19, Commitments and Contingencies, the nature of the environmental costs at its Sumter, S.C. location. The environmental reserves related to the Company’s former facility in Manchester, England are in the rollforward of the acquisition related restructuring reserves below while those for Sumter are included in the non-acquisition related restructuring plans rollforward, also below. The reserve for Manchester was eliminated in fiscal 2009 with the sale of the facility as the new owner assumed those liabilities. The Company relied upon Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, SFAS 141, Business Combinations and SFAS 5, Accounting for Contingencies, for the timing and measurement of these costs.

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2006	$1,829	$2,002	$5,983	$1,167	$10,981
Costs incurred	(731)	(1,441)	(124)	(313)	(2,609)
Foreign currency impact and other	181	292	716	104	1,293

Balance at March 31, 2007	1,279	853	6,575	958	9,665
Accrual	1,010	—	—	—	1,010
Costs incurred	(312)	—	(40)	(521)	(873)
Foreign currency impact and other	197	106	50	126	479

Balance at March 31, 2008	2,174	959	6,585	563	10,281
Adjustment to accrual	(415)	—	(6,585)	—	(7,000)
Costs incurred	(774)	(32)	—	(420)	(1,226)
Foreign currency impact and other	(203)	(191)	—	(77)	(471)

Balance at March 31, 2009	$782	$736	$—	$66	$1,584

Energia acquisition

Following the May 2007 acquisition of approximately a 97% interest in ENERGIA, and in connection with further European restructuring initiatives (see below), the Company announced its commitment to restructure certain of ENERGIA’S operations primarily to facilitate the integration of ENERGIA into the Company’s worldwide operations. The initial reserve of $1,010 relates to severance costs. The balance of the ENERGIA

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

acquisition-related restructuring reserve at March 31, 2009 and 2008 was zero and $992, respectively. The Company completed the program in fiscal 2009.

FIAMM acquisition

In June 2005, the Company acquired the motive power battery business of FIAMM, S.p.A. (FIAMM). This acquisition, which complements our existing European motive power business, has been accounted for as a purchase and has resulted in the recognition of $6,450 of goodwill in the Company’s financial statements.

The balance of the FIAMM reserve was depleted as of March 31, 2007. The Company completed the program in fiscal 2007.

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

As of the acquisition date, the Company began to formulate an exit and restructuring plan for certain ESG facilities in North America and Europe, which was finalized during the fiscal year ended March 31, 2003. These facilities, located in England, Germany and the United States, were restructured due mainly to excess capacity brought about by the ESG acquisition and relatively high production costs at these locations compared to other EnerSys facilities. The facilities in England and Germany remain open, however, as either a distribution center or as a facility with a significantly reduced manufacturing cost structure. The facility in the United States was closed. The exit and restructuring plan affected direct, indirect and certain administrative personnel. As of March 22, 2002, the Company recorded a liability of $18,173, of which $7,873 related to involuntary termination of employees and $10,300 related to the cancellation of certain contractual obligations that required the Company to purchase steam at the Germany location.

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

During fiscal 2009, 2008 and 2007 the Company utilized $677, $727, and $1,818, respectively of these reserves. Since the creation of this reserve the total utilized as of March 31, 2009 is $42,845. The Company continues taking actions consistent with its original plan to resolve these issues. The balance of the ESG acquisition-related restructuring reserve at March 31, 2009, is $1,584. The two remaining significant costs are $720 for prior service costs of ESG’s employee pension at the former facility in Manchester, England and $736 for demolition and related costs in its facility in Hagen, Germany.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

Non-acquisition related restructuring plans

The Company bases its accounting and disclosures primarily on the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As a result, charges to net earnings were made in the periods in which restructuring plans liabilities were incurred.

2009 restructuring plan, primarily in Europe

In February and May 2009, the Company announced a plan to restructure its European and American operations, which will eliminate approximately 420 employees on completion across our operations. These actions are primarily in Europe, the most significant of which is the closure of its leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service its customers in that market. The Company estimates that the total charges for these actions will amount to approximately $32,000, which includes cash expenses of approximately $23,000, primarily for employee severance-related payments, and a non-cash charge of approximately $9,000, primarily for fixed asset impairments. Based on commitments incurred to date, the Company recorded a restructuring charge of $19,087 in the fourth fiscal quarter of 2009. As of March 31, 2009, the reserve balance associated with these actions is $10,289. The Company expects to be committed to approximately $13,000 of the remaining restructuring charges in fiscal 2010.

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Accrual of 2009 program expense	$12,941	$—	$—	$—	$12,941
Costs incurred	(2,652)	—	—	—	(2,652)
Foreign currency impact and other	—	—	—	—	—

Balance at March 31, 2009	$10,289	$—	$—	$—	$10,289

Other combined restructuring plans

Other non-acquisition related restructuring plans were initiated in connection with the following cost-reduction programs: in Europe in fiscal 2008, to facilitate the integration of ENERGIA into the Company’s operations; in the European motive power segment in fiscal 2006; and in North and South America in fiscal 2002. These plans individually are not material and accordingly have been aggregated.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

A rollforward of these other non-acquisition related restructuring reserves is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
	(in $ thousands)
Balance at March 31, 2006	$2,474	$682	$2,505	$1,131	$6,792
Provision	—	—	—	—	—
Costs incurred	(1,979)	(694)	(132)	(826)	(3,631)
Foreign currency impact and other	111	75	—	35	221

Balance at March 31, 2007	606	63	2,373	340	3,382
Provision	8,246	—	—	1,082	9,328
Costs incurred	(6,101)	(10)	(3)	(1,364)	(7,478)
Foreign currency impact and other	249	8	—	70	327

Balance at March 31, 2008	3,000	61	2,370	$128	$5,559
Provision	2,876	—	—	—	2,876
Costs incurred	(3,541)	(54)	—	—	(3,595)
Foreign currency impact and other	(532)	(7)	—	(13)	(552)

Balance at March 31, 2009	$1,803	$—	$2,370	$115	$4,288

A description of these three plans is included below.

2008 European restructuring plan, primarily related to the Energia acquisition

On May 23, 2007, the Company announced its commitment to restructure certain of its European operations. The restructuring facilitated the integration of Energia’s reserve and motive power businesses into the Company’s worldwide operations. The restructuring was designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the ENERGIA transaction. Restructuring actions commenced upon the completion of the requisite labor consultations, and the Company has substantially completed these actions as of March 31, 2009. The total charges for the European restructuring is approximately $17,000, which includes cash expenses of approximately $12,500, primarily for employee severance-related payments on 236 employees, and a non-cash charge of approximately $4,500, primarily for fixed asset impairments. As of March 31, 2009 the reserve balance associated with these actions is $1,510. The remaining charges expected in fiscal 2010 are approximately $400 for asset impairment.

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

Motive Power in Europe

During the second quarter of fiscal 2006 a restructuring charge of $5,979, primarily for the motive power segment, was incurred to cover estimated costs in Europe of staff reductions of 112 employees, exiting of a

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

product line, and closing several ancillary locations. The charge comprised $4,569 as a restructuring accrual and $1,410 for a non-cash write-off, primarily of machinery and equipment. During the third quarter of fiscal year 2006, an additional charge of $238 was provided to cover additional costs, including $111 of non-cash charges, related to the restructuring plan initiated in the second quarter of fiscal year 2006. During fiscal 2009, 2008 and 2007, the Company incurred costs of $137, $112 and $2,673, respectively, and as of March 31, 2009, the reserve balance is $359, which mostly represents severance obligations the Company anticipates spending upon the individual employee’s determination.

North and South America

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain existing manufacturing locations in North and South America, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. Costs incurred for this activity were zero, $285 and $252 in fiscal 2009, 2008 and 2007, respectively. These costs related to ongoing expenses from previously closed manufacturing locations. As of March 31, 2009, the reserve balance is $2,419, a small portion of which the Company expects to spend in the next year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

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

Balance at March 31, 2007	$27,533
Current year provisions	16,854
Costs incurred	(12,869)
Foreign exchange and other	2,519

Balance at March 31, 2008	34,037
Current year provisions	15,274
Costs incurred	(15,189)
Foreign exchange and other	(3,208)

Balance at March 31, 2009	$30,914

22. Other Charges and (Income)

The following is a summary of other charges and (income):

	2009	2008	2007
Restructuring and other charges	$22,424	$13,191	$—
Legal proceedings charge (settlement income)	3,366	—	(3,753)
Gain on sales of facilities	(11,308)	—	—

Total other charges and (income)	$14,482	$13,191	$(3,753)

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

Restructuring charges for the year ended March 31, 2009 included: $19,087 million incurred in connection with the Company’s plan to restructure its European and American operations, which will eliminate approximately 420 employees on completion across our operations. These actions are primarily in Europe, the most significant of which is the closure of its leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to its customers in that market. These charges are comprised of cash expenses of approximately $12,941, primarily for employee severance-related payments, and a non-cash charge of approximately $6,146, primarily for fixed asset impairments; and $3,337, primarily for staff reductions in connection with the ongoing European restructuring program that we began in fiscal 2008, as a result of the EnerSys AD (formerly known as Energia AD) acquisition.

Restructuring charges for the year ended March 31, 2008 of $13,191 is composed of $9,328 as a restructuring accrual, primarily in Europe, for staff reductions and $3,863 for non-cash impairment of machinery and equipment.

Fiscal 2009 operating results include $3,366 of expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that our French subsidiary, EnerSys Sarl, was partially responsible for a 1999 fire in a French hotel under construction, which occurred prior to the our acquisition of EnerSys Sarl in 2002. We recorded the charge in the first fiscal quarter of 2009 and paid the $4,200 assessment the third fiscal quarter of 2009. The remaining balance of approximately $800 had been accrued previously in connection with the Company’s acquisition of ESG in 2002. We have appealed this ruling.

Included in our fiscal 2009 operating results are gains of $11,308 of resulting from the sale of two of our facilities, the most significant of which was the sale of our manufacturing facility in Manchester, England. Included in the Manchester gain was the release of $6,623 of environmental reserves established through purchase accounting of the ESG acquisition in fiscal 2002. The sale of the facility was a planned element of the ongoing European restructuring program and is consistent with our strategy to migrate production to lower cost facilities.

In fiscal 2007, the Company recorded litigation settlement income of approximately $3,753, net of fees and expenses, due to the settlements of two separate legal matters. The amounts of the settlements have been recorded as increases in operating income because the costs related to these matters were previously recorded as an element of operating earnings.

23. Other (Income) Expense, Net and Charges Related to Refinancing

Other (income) expense, net consists of the following:

	March 31,
	2009	2008	2007
Foreign exchange transaction (gains) losses	$(11,571)	$2,686	$1,592
Other (income) expense, net	1,472	1,616	1,359
Taxes, other than income	965	—	—
Minority interest	537	(68)	73

Total	$(8,597)	$4,234	$3,024

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

In fiscal 2009, the Company incurred charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility. These charges included approximately $3,963 in write offs of deferred financing fees and $1,246 of losses incurred as a result of the termination of certain interest rate swap agreements.

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

	Reserve Power	Motive Power	Consolidated
Fiscal year ended March 31, 2009
Net sales	$933,806	$1,039,061	$1,972,867

Operating earnings	$88,432	$54,013	$142,445

Fiscal year ended March 31, 2008
Net sales	$883,778	$1,142,862	$2,026,640

Operating earnings	$35,328	$84,018	$119,346

Fiscal year ended March 31, 2007
Net sales	$642,626	$861,848	$1,504,474

Operating earnings	$34,293	$59,566	$93,859

Many of the Company’s facilities manufacture products for both of the Company’s segments. Therefore, it is not practical to disclose asset information on a segment basis.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

Summarized financial information related to geographic areas in which the Company operated at March 31, 2009, 2008 and 2007 and for each of the years then ended is shown below.

	2009	2008	2007
Net sales
Europe	$987,178	$1,115,348	$784,543
Americas	831,251	777,917	630,813
Asia	154,438	133,375	89,118

Total net sales	$1,972,867	$2,026,640	$1,504,474

Operating earnings
Europe	$64,898	$61,310	$36,024
Americas	79,236	68,492	52,710
Asia	12,793	2,735	1,372
Restructuring charges (Europe)	(21,996)	(13,191)	—
Restructuring charges (Americas)	(428)	—	—
Legal Proceedings charge (Europe)	(3,366)	—	—
(Gain) on sale of facilities (Europe)	11,308	—	—
Litigation settlement (income) (Americas)	—	—	3,753

Total operating earnings	$142,445	$119,346	$93,859

Property, plant and equipment, net
Europe	$147,248	$190,792	$158,788
Americas	133,880	127,532	121,502
Asia	20,237	21,673	20,705

Total	$301,365	$339,997	$300,995

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

25. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in 2009 ended on June 29, 2008, September 28, 2008, December 28, 2008, and March 31, 2009, respectively. The four fiscal quarters in 2008 ended on July 1, 2007, September 30, 2007, December 30, 2007, and March 31, 2008, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2009
Net sales	$592,068	$526,754	$460,878	$393,167	$1,972,867
Gross profit	112,602	108,974	101,536	90,322	413,434
Operating earnings	48,054	43,884	38,920	11,587	142,445
Net earnings	25,493	25,194	30,591	3,309	84,587
Net earnings per common share—basic	$0.52	$0.51	$0.63	$0.07	$1.73
Net earnings per common share—diluted	$0.50	$0.50	$0.63	$0.07	$1.71

Fiscal year ended March 31, 2008
Net sales	$429,863	$461,461	$553,429	$581,887	$2,026,640
Gross profit	86,576	92,014	97,482	105,815	381,887
Operating earnings	19,197	31,546	31,397	37,206	119,346
Net earnings	7,393	16,759	16,040	19,504	59,696
Net earnings per common share—basic	$0.16	$0.36	$0.34	$0.40	$1.25
Net earnings per common share—diluted	$0.15	$0.35	$0.33	$0.39	$1.22

In fiscal 2009, restructuring charges of $2,158, $985, $82, and $19,199 were recorded in the first, second, third and fourth fiscal quarters, respectively for a total of $22,424. These restructuring charges included: $19,087 incurred in connection with the Company’s fiscal 2009 plan to restructure its European and American operations. These actions are primarily in Europe, the most significant of which is the closure of its leased Italian manufacturing facility and the opening of a new Italian distribution center. This restructuring charge comprises cash expenses of approximately $12,941, primarily for employee severance-related payments, and a non-cash charge of approximately $6,146, primarily for fixed asset impairments; and $3,337, primarily for staff reductions in connection with the ongoing European restructuring program that we began in fiscal 2008, as a result of the EnerSys AD (formerly known as Energia AD) acquisition.

The first fiscal quarter of 2009’s operating results include $3,366 of expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that our French subsidiary, EnerSys Sarl, was partially responsible for a 1999 fire in a French hotel under construction, which occurred prior to the our acquisition of EnerSys Sarl in 2002.

The first fiscal quarter of 2009’s operating results included gains of $10,884 resulting from the sale of our manufacturing facility in Manchester, England. Included in the Manchester gain was the release of $6,623 of environmental reserves established through purchase accounting of the ESG acquisition in fiscal 2002. The second fiscal quarter of 2009’s operating results included gains of $424 resulting from the sale of certain non-manufacturing facilities.

The first fiscal quarter of 2009, the Company incurred charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility. These charges included approximately $3,963 in

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2009

(In Thousands, Except Share and Per Share Data)

write offs of deferred financing fees and $1,246 of losses incurred as a result of the termination of certain interest rate swap agreements.

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

During the first fiscal quarter of 2009 and the first, third and fourth fiscal quarters of 2008 the Company recorded professional fees related to a shelf registration statement and secondary offering expenses of $330, $200, $235 and $175, respectively.

26. Subsequent Event

Equity Awards

In May 2009, under the Company’s equity incentive plans, it granted 159,242 stock options, which vest six months following the date of grant and are exercisable for three and one-half years from the date of grant, at an exercise price of $16.24 per stock option, 380,264 stock option, which vest ratably over a three-year period following the date of grant and are exercisable for ten years from the date of grant, at an exercise price of $16.20 per stock option, and 366,367 restricted stock units.

SCHEDULE II

EnerSys

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2007	$4,565	$315	$(960)	$500	$4,420
Fiscal year ended March 31, 2008	$4,420	$1,436	$(1,541)	$693	$5,008
Fiscal year ended March 31, 2009	$5,008	$4,873	$(1,319)	$(584)	$7,978

Allowance for inventory valuation:
Fiscal year ended March 31, 2007	$8,711	$7,257	$(6,352)	$408	$10,024
Fiscal year ended March 31, 2008	$10,024	$9,016	$(6,491)	$1,414	$13,963
Fiscal year ended March 31, 2009	$13,963	$10,294	$(6,682)	$(850)	$16,725

(1)	Primarily the impact of currency changes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes substantially all of our businesses. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2009.

/s/ JOHN D. CRAIG	/s/ MICHAEL T. PHILION
John D. Craig Chairman, President and CEO	Michael T. Philion Executive Vice President, Finance and CFO

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,043,512	$17.75	2,077,096
Equity compensation plans not approved by security holders	—	—	—

Total	3,043,512	$17.75	2,077,096

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections entitled “General Information—Metalmark and our Institutional Stockholders,” “Corporate Governance,” and “Certain Relationships and Related Transactions” of the Proxy Statement.

On August 18, 2008, our Chief Executive Officer submitted to The New York Stock Exchange (“NYSE”) the CEO certification required by the NYSE’s rules, certifying that he was not aware of any violations by EnerSys of the NYSE’s corporate governance listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Audit Committee Report” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(b) The following documents are filed herewith as exhibits:

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.4	Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

4.5	First Supplemental Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

10.1	Credit Agreement, dated as of June 27, 2008, among EnerSys, Bank of America, N.A., as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, Goldman Sachs Credit Partners L.P., RZB Finance LLC and PNC Bank, National Association, as Co-Documentation Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 30, 2008).

Exhibit Number	Description of Exhibit
10.2	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.3	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on January 16, 2007).

10.4	Waiver and Amendment Agreement to Euro 25,000,000 Credit Agreement, among EnerSys Holdings (Luxembourg) S.a.r.l., EnerSys, EnerSys Capital, Inc. and Intesa Sanpaolo S.p.A., as Facility Agent and lender (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 19, 2008).

10.5	Amendment and Supplemental Facility Agreement to the Company’s Euro 25 Million Credit Facility Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on February 4, 2009).

10.6	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.7	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.10	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.11	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.12	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.13	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.14	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Michael T. Philion and letter of amendment thereto (incorporated by reference to Exhibit 10.3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

Exhibit Number	Description of Exhibit
10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John A. Shea and letter of amendment thereto (incorporated by reference to Exhibit 10.5 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.16	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.17	Employment Agreement, dated as of July 1, 2007 between EH Europe GmbH and Raymond R. Kubis (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2007.

10.18	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.20	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.21	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.22	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.23	EnerSys Voluntary Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.24	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.25	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.26	Form of Stock Option Agreement (four year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.27	Form of Stock Option Agreement (three year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.28	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.29	Form of Restricted Stock Unit Agreement - Non-Employee Directors (filed herewith).

10.30	Form of Restricted Stock Unit Agreement - Employees (filed herewith).

10.31	Form of Stock Option Agreement (six-month vesting) (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

Exhibit Number	Description of Exhibit
21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, in the City of Reading, Commonwealth of Pennsylvania, on June 1, 2009.

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

Name	Title	Date

/s/ JOHN D. CRAIG John D. Craig	Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2009

/s/ MICHAEL T. PHILION Michael T. Philion	Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	June 1, 2009

/s/ MICHAEL J. SCHMIDTLEIN Michael J. Schmidtlein	Vice President & Corporate Controller (Principal Accounting Officer)	June 1, 2009

/s/ HWAN-YOON CHUNG Hwan-yoon Chung	Director	June 1, 2009

/s/ JOSEPH C. MUSCARI Joseph C. Muscari	Director	June 1, 2009

/s/ HOWARD I. HOFFEN Howard I. Hoffen	Director	June 1, 2009

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED) General Robert Magnus, USMC Retired)	Director	June 1, 2009

Name	Title	Date

/s/ ARTHUR T. KATSAROS Arthur T. Katsaros	Director	June 1, 2009

/s/ JOHN F. LEHMAN John F. Lehman	Director	June 1, 2009

/s/ DENNIS S. MARLO Dennis S. Marlo	Director	June 1, 2009

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.4	Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

4.5	First Supplemental Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

10.1	Credit Agreement, dated as of June 27, 2008, among EnerSys, Bank of America, N.A., as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, Goldman Sachs Credit Partners L.P., RZB Finance LLC and PNC Bank, National Association, as Co-Documentation Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 30, 2008).

10.2	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.3	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on January 16, 2007).

10.4	Waiver and Amendment Agreement to Euro 25,000,000 Credit Agreement, among EnerSys Holdings (Luxembourg) S.a.r.l., EnerSys, EnerSys Capital, Inc. and Intesa Sanpaolo S.p.A., as Facility Agent and lender (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 19, 2008).

10.5	Amendment and Supplemental Facility Agreement to the Company’s Euro 25 Million Credit Facility Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on February 4, 2009).

10.6	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

Exhibit Number	Description of Exhibit
10.7	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.10	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.11	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.12	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.13	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.14	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Michael T. Philion and letter of amendment thereto (incorporated by reference to Exhibit 10.3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John A. Shea and letter of amendment thereto (incorporated by reference to Exhibit 10.5 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.16	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.17	Employment Agreement, dated as of July 1, 2007 between EH Europe GmbH and Raymond R. Kubis (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2007.

10.18	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.20	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

Exhibit Number	Description of Exhibit
10.21	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.22	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.23	EnerSys Voluntary Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.24	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.25	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.26	Form of Stock Option Agreement (four year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.27	Form of Stock Option Agreement (three year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.28	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.29	Form of Restricted Stock Unit Agreement - Non-Employee Directors (filed herewith).

10.30	Form of Restricted Stock Unit Agreement - Employees (filed herewith).

10.31	Form of Stock Option Agreement (six-month vesting) (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.