Form 10-Q
period 2009-06-28
EnerSys
filed 2009-08-05
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐  YES    ☒  NO.

Common Stock outstanding at July 31, 2009: 48,070,124 shares

Please note that, pursuant to Rule 405 of Regulation S-T, EnerSys is not required to file with the Securities and Exchange Commission, or post on its corporate website, any Interactive Data File prior to June 15, 2010.

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	June 28, 2009	March 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$217,662	$163,161
Accounts receivable, net	331,046	356,200
Inventories, net	212,581	209,329
Deferred taxes	16,806	16,994
Prepaid and other current assets	39,438	32,522

Total current assets	817,533	778,206

Property, plant, and equipment, net	311,502	301,365
Goodwill	314,659	301,658
Other intangible assets, net	79,433	79,544
Other assets	32,860	32,078

Total assets	$1,555,987	$1,492,851

Liabilities and equity
Current liabilities:
Short-term debt	$3,197	$7,363
Current portion of long-term debt and capital lease obligations	25,830	25,302
Accounts payable	145,662	127,586
Accrued expenses	179,416	186,756

Total current liabilities	354,105	347,007

Long-term debt and capital lease obligations	344,951	342,991
Deferred taxes	64,853	63,669
Other liabilities	63,888	62,602

Total liabilities	827,797	816,269
EnerSys stockholders’ equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 49,854,452 shares issued and 48,054,452 outstanding at June 28, 2009; 49,775,396 shares issued and 47,975,396 outstanding at March 31, 2009	499	498
Additional paid-in capital	418,697	416,481
Treasury stock, at cost, 1,800,000 shares held	(19,800)	(19,800)
Retained earnings	249,517	241,106
Accumulated other comprehensive income	75,031	34,055

Total EnerSys’ equity	723,944	672,340
Noncontrolling interest	4,246	4,242

Total equity	728,190	676,582

Total liabilities and equity	$1,555,987	$1,492,851

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Fiscal quarters ended
	June 28, 2009	June 29, 2008

Net sales	$340,265	$592,068
Cost of goods sold	262,804	479,466

Gross profit	77,461	112,602

Operating expenses	54,408	69,908
Gain on sale of manufacturing facility	—	(10,884)
Legal proceedings charge	—	3,366
Restructuring charges	3,519	2,158

Operating earnings	19,534	48,054
Interest expense	5,378	6,641
Charges related to refinancing	—	5,209
Other (income) expense, net	1,882	2,639

Earnings before income taxes	12,274	33,565
Income tax expense	3,863	8,367

Net earnings	$8,411	$25,198

Net earnings per common share:
Basic	$0.18	$0.51

Diluted	$0.17	$0.50

Weighted-average shares of common stock outstanding:
Basic	47,936,401	49,329,724

Diluted	48,454,695	50,507,516

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Fiscal quarters ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities
Net earnings	$8,411	$25,198
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,925	13,021
Gain on sale of manufacturing facility	—	(10,884)
Write-off of deferred financing fees	—	3,963
Provision for doubtful accounts	780	394
Reduction in deferred taxes	(183)	(3,629)
Stock-based compensation	1,606	1,040
Accretion of non-cash interest expense	1,317	454
Gain on disposal and impairment of fixed assets	(534)	(178)
Changes in assets and liabilities:
Accounts receivable	37,179	(17,575)
Inventory	5,674	6,152
Prepaid expenses and other current assets	(3,015)	(10,809)
Other assets	988	550
Accounts payable	13,953	(3,224)
Accrued expenses	(11,732)	5,752
Other liabilities	(2,608)	(877)

Net cash provided by operating activities	62,761	9,348

Cash flows from investing activities
Capital expenditures	(9,962)	(13,257)
Proceeds from disposal of property, plant, and equipment	1,194	7,588

Net cash used in investing activities	(8,768)	(5,669)

Cash flows from financing activities
Net decrease in short-term debt	(4,264)	(15,291)
Proceeds from the issuance of long-term debt	—	397,500
Payments of long-term debt	—	(351,426)
Payments of capital lease obligations, net	(110)	(81)
Exercise of stock options	(260)	6,159
Tax benefits from exercises of stock options	410	3,372
Deferred financing costs	—	(9,125)

Net cash (used in) provided by financing activities	(4,224)	31,108
Effect of exchange rate changes on cash	4,732	222

Net increase in cash and cash equivalents	54,501	35,009
Cash and cash equivalents at beginning of period	163,161	20,620

Cash and cash equivalents at end of period	$217,662	$55,629

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Fiscal quarters ended
	June 28, 2009	June 29, 2008

Net earnings	$8,411	$25,198
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments, net of tax	3,256	(5,217)
Pension fund status adjustment, net of tax	(212)	(13)
Foreign currency translation adjustments	37,932	9,308

Total comprehensive income	$49,387	$29,276

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments, consisting of normal recurring accruals considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2009 Annual Report on Form 10-K (SEC File No. 001-32253) which was filed on June 1, 2009.

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in 2010 end on June 28, 2009, September 27, 2009, December 27, 2009, and March 31, 2010, respectively. The four fiscal quarters in 2009 ended on June 29, 2008, September 28, 2008, December 28, 2008, and March 31, 2009, respectively.

NOTE 2: RECENTLY ADOPTED ACCOUNTING STANDARDS

On April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“SFAS 141R”), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”), and FASB Staff Position Paper APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).

SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. SFAS 160 became effective for the Company as of April 1, 2009 and had no material impact on its results of operations. The adoption of this standard resulted in the reclassification of $4,246 and $4,242 of Minority Interests (now referred to as noncontrolling interests) to a separate component of Stockholders’ Equity on the Consolidated Balance Sheet as of June 28, 2009 and March 31, 2009, respectively. The impact of adopting SFAS 160 on our statements of income and cash flow was deemed immaterial.

SFAS 141(R) is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Accordingly, any business combination we engage in on or after April 1, 2009 will be recorded and disclosed according to SFAS 141(R). We expect SFAS 141(R) will have an impact on our consolidated financial statements at the time we acquire new businesses in the future.

FSP APB 14-1 changes the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. The difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of our net income and earnings per share. This FSP is effective for financial statements issued by the Company for the first quarter of fiscal 2010. The adoption of FSP APB 14-1 had the following impact on the Company’s financial position and results of operations, applied on a retrospective basis: a) the separation of our Convertible Notes into its debt and equity components reduced long term debt by $46,280 and, b) the accretion of debt discount increased interest expense by a non-cash expense of approximately $500 in the first fiscal quarter of 2009, and will increase up to approximately $8,000 annually through fiscal 2015.

NOTE 3: ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

In June, 2009, the FASB issued SFAS 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). On the effective date of this standard, FASB Accounting Standards Codification™ (“FASB ASC”) will become the source of authoritative U.S. Accounting and Reporting Standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The statement will become effective for the Company in the second fiscal quarter of 2010 and is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 4: INVENTORIES

Inventories, net consist of:

	June 28, 2009	March 31, 2009

Raw materials	$54,394	$50,469
Work-in-process	63,016	57,506
Finished goods	95,171	101,354

Total	$212,581	$209,329

Inventory reserves for obsolescence and other estimated losses were $15,050 and $16,725 at June 28, 2009, and March 31, 2009, respectively, and have been included in the net amounts shown above.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS 157 in fiscal 2009, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The adoption of SFAS 157 did not have a material effect on our consolidated financial statements.

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

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents our assets and liabilities, measured at fair value on a recurring basis as of June 28, 2009 and the basis for that measurement:

	Total Fair Value Measurement June 28, 2009	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(10,831)	$—	$(10,831)	$—
Lead forward contracts	4,319	—	4,319	—
Foreign currency forward contracts	(266)	—	(266)	—

Total derivatives	$(6,778)	$—	$(6,778)	$—

The fair value of interest rate swap agreements are based on observable prices as quoted for receiving the variable three month London Interbank Offered Rates, (“LIBOR”) and paying fixed interest rates and, therefore, were classified as Level 2.

The fair value of lead forward contracts were calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2.

The fair value for foreign currency forward contracts are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. The Company uses interest rate swap agreements to manage risk on a portion of its floating-rate debt.

Because of short maturities, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximates fair value.

The fair value of the Company’s long-term debt approximates its carrying value, as it is variable rate debt. The Convertible Notes, with a face value of $172,500, were issued when our stock price was trading at $30.19 per share. On June 26, 2009, our stock price closed at $18.83 per share. Because the Convertible Notes have an initial conversion price of approximately $40.60 per share, and due to current conditions in the financial markets, our Convertible Notes were trading at 79% of face value on June 26, 2009 and at 64% of face value on March 31, 2009. As of June 28, 2009 and March 31, 2009, $40,702 and $42,019, respectively, of the Convertible Notes carrying value were included in the equity component in accordance with FSP APB 14-1 (see Note 12).

The Company uses lead hedge contracts to manage its lead cost risk. The Company uses foreign currency forward and purchased option contracts to manage risk on the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and China, as well as currency exposures from intercompany trade transactions. The carrying amounts and estimated fair values of the Company’s financial instruments at June 28, 2009 and March 31, 2009 are as follows:

	June 28, 2009				March 31, 2009
	Carrying Amount		Fair Value		Carrying Amount		Fair Value

Financial assets:
Cash and cash equivalents	$217,662		$217,662		$163,161		$163,161

Financial liabilities:
Long-term debt
Term A Loan	$216,563		$216,563		$216,563		$216,563
Senior Unsecured Convertible Notes	131,798	(1)	136,275	(2)	130,481	(1)	110,400	(2)
Euro Term Loan	20,401		20,401		19,261		19,261
Capital lease obligations	1,096		1,096		1,118		1,118
Derivatives	(6,778)		(6,778)		(11,777)		(11,777)

(1)	The carrying amounts of the Convertible Notes at June 28, 2009 and March 31, 2009 represent the $172,500 principal value, less the amounts allocated to the equity component in accordance with FSP APB 14-1.
(2)	The fair value amounts of the Convertible Notes represent the trading values of the $172,500 principal value of the Convertible Notes at June 28, 2009 and March 31, 2009.

NOTE 6: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statements of Income. The amount of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at June 28, 2009 and March 31, 2009, net of tax, was an unrecognized loss of $4,405 and $7,654, respectively.

During the first fiscal quarters of 2010 and 2009, the Company recorded (losses) of $(1,516) and $(867), respectively, on interest rate swaps, which were recorded as (increases) in interest expense. During the first fiscal quarters of 2010 and 2009, the Company recorded gains (losses) of $3,116 and $(11,250), respectively, on the settlement of lead hedge contracts and gains (losses) of $1,070 and $(1,951), respectively, on foreign currency hedges, which were recorded as decreases (increases) to cost of goods sold or included in inventory at the respective quarter ends.

Presented below in tabular form is information on the location and amounts of derivative fair values in the statement of financial position and derivative gains and losses in the statement of financial performance:

Fair Value of Derivative Instruments

June 28, 2009 and March 31, 2009

		Asset Derivatives			Liability Derivatives
		June 28, 2009	March 31, 2009		June 28, 2009	March 31, 2009

	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments under Statement 133

Interest rate swap agreements		$—	$—	Other liabilities	$10,831	$13,628

Lead hedge contracts	Prepaid and other current assets	4,319	2,191		—	—

Foreign currency forward contracts		—	—	Accrued expenses	266	340

Total derivatives designated as hedging instruments under Statement 133		$4,319	$2,191		$11,097	$13,968

The Effect of Derivative Instruments on the Statement of Financial Performance

For the three months ended June 28, 2009 and June 29, 2008

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	June 28, 2009	June 29, 2008		June 28, 2009	June 29. 2008

Interest rate swap agreements	$2,797	$8,344	Interest expense	$(1,516)	$(867)
Lead hedge contracts	2,128	(16,895)	Cost of goods sold/Inventory	3,116	(11,250)
Foreign currency forward contracts	74	525	Cost of goods sold/Inventory	1,070	(1,951)

Total derivatives designated as hedging instruments under Statement 133	$4,999	$(8,026)		$2,670	$(14,068)

NOTE 7: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the first fiscal quarters of 2010 and 2009 were based on the estimated effective tax rates applicable for the full years ending March 31, 2010 and March 31, 2009, respectively, after giving effect to items specifically related to the interim periods. The effective tax rate in the first fiscal quarter 2010 was 31.5% compared to 24.9% in the comparable period of fiscal 2009. The increase in the effective tax rate between periods is due to a lower effective tax rate in the first fiscal quarter of 2009 primarily due to a lower tax rate on the gain from the sale of our manufacturing facility in England, and to a $1,100 tax benefit, recognized primarily due to the settlement of a foreign tax audit.

The effective income tax rate for the fiscal year ended March 31, 2009 was 31.2%. In fiscal 2009, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions had an approximate one percentage point decrease on our effective tax rate.

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

	Fiscal quarters ended
	June 28, 2009	June 29, 2008

Balance at beginning of period	$30,914	$34,037
Current period provisions	1,599	5,795
Costs incurred	(2,952)	(3,978)
Foreign exchange and other	1,158	43

Balance at end of period	$30,719	$35,897

NOTE 9: COMMITMENTS, CONTINGENCIES AND LITIGATION

Litigation and Other Legal Matters

In the first fiscal quarter of 2009, the Court of Commerce in Lyon, France ruled that the Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. EnerSys Sarl’s portion of the damages were assessed at 2.7 million euros, or $4,200. The Company recorded a $3,366 charge in the first fiscal quarter of 2009. The remaining balance of approximately $800 had been accrued previously in connection with the Company’s acquisition of the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys plc (“ESG”) in 2002. The assessment was paid in the third fiscal quarter of 2009. The Company has appealed this ruling.

The Company is involved in other litigation incidental to the conduct of its business. The results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows (see Note 19 to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K).

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

As more fully described in Notes 19 and 20 to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K, the Company is involved in ongoing environmental matters at certain of its United States and foreign facilities. The Company may have potential environmental liabilities at its Sumter, South Carolina facility and has established reserves in accrued restructuring and accrued expenses of $4,007 at June 28, 2009, and March 31, 2009. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities. In the first fiscal quarter of 2009, the Company sold its Manchester, England manufacturing facility and removed $6,623 of environmental reserves associated with this location as the new owners have assumed the related environmental obligations.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. A vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at June 28, 2009 and March 31, 2009, the Company was committed to purchase 28,451 and 29,665 pounds of lead, respectively, for a total purchase price of $17,429 and $14,897, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures, the Company has entered into a total of $38,100 and $19,390, respectively, of foreign currency forward contracts with financial institutions as of June 28, 2009 and March 31, 2009.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable debt. At June 28, 2009 and March 31, 2009, such agreements effectively convert $170,000 of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

In connection with the issuance of $172,500 aggregate principal amount of Convertible Notes and the repayment of a portion of the senior secured Term Loan B in the first fiscal quarter of 2009, the Company terminated $30,000 of interest rate swap agreements which had been placed in October, 2005, at a loss of $1,246.

NOTE 10: GAIN ON SALE OF MANUFACTURING FACILITY

In the first fiscal quarter of 2009, as part of its ongoing European restructuring program, the Company received net proceeds of approximately $7,400 from the sale of its Manchester, England manufacturing facility and recorded a gain of $10,884 ($8,597 net of tax). This sale is consistent with the Company’s strategy to migrate its production to lower cost facilities. Included in the pre-tax gain was the removal of $6,623 in environmental reserves associated with the Manchester facility, that were created in purchase accounting in connection with an exit and restructuring plan for certain ESG facilities in North America and Europe in fiscal 2002, following the acquisition of ESG.

NOTE 11: RESTRUCTURING PLANS

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans.

Acquisition related restructuring

The acquisition related restructuring plans were initiated in connection with the acquisition of Energia in May 2007, and the acquisition of the assets, stock and business of substantially all of the subsidiaries and affiliates comprising ESG in 2002. The Company is continuing to take actions to complete the 2002 plan. The plans had been aggregated in the following table as the Energia activity was not considered material.

As discussed in Note 9, Commitments, Contingencies and Litigation, the Company may have potential environmental liabilities at its Sumter, South Carolina facility. Reserves for the Sumter facility are included in the non-acquisition related restructuring plans roll-forward shown below. The environmental reserves related to the Manchester facility, which was sold in the first fiscal quarter of 2009, have been removed from the acquisition related restructuring reserves shown below, as the Company believes it is indemnified for possible future environmental obligations by the new owner. The Company relied upon Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, SFAS 141, Business Combinations and SFAS 5, Accounting for Contingencies, for the timing and measurement of these costs.

A roll-forward of the acquisition related restructuring reserve for the first fiscal quarter of 2010 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total

Balance at March 31, 2009	$782	$736	$—	$66	$1,584
Accrued	—	—	—	—	—
Costs incurred	—	—	—	—	—
Accrual adjustment	—	—	—	203	203
Foreign currency impact and other	96	14	—	34	144

Balance at June 28, 2009	$878	$750	$—	$303	$1,931

ESG acquisition

In 2002, following EnerSys’ acquisition of ESG, the Company formulated an exit and restructuring plan for certain ESG facilities in North America and Europe. One of the European facilities we acquired remains open after significant restructuring and now operates at a lower operating cost base. The facility identified in the United States has been closed and the Manchester, England facility has been sold. The balance of the ESG acquisition-related restructuring reserve at June 28, 2009 is $1,931, including employee severance liability in the United Kingdom of $878 and demolition and related costs in Germany of $750.

Energia acquisition

Following the May 2007 acquisition of Energia, and in connection with further European restructuring initiatives (see below), the Company announced its commitment to restructure certain of Energia’s operations, primarily to facilitate the integration of Energia into the Company’s worldwide operations. The balance of the Energia acquisition-related restructuring reserve at June 28, 2009 is zero. The Company completed the program in fiscal 2009.

Non-acquisition related restructuring plans

2009 restructuring plan

In February and May 2009, the Company announced plans to restructure its European and American operations, which will eliminate approximately 430 employees across our operations upon completion. These actions are primarily in Europe, the most significant of which is the closure of its leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to its customers in that market. The Company estimates that the total charges for these actions will amount to approximately $32,000, which includes cash expenses of approximately $23,000, primarily for employee severance-related payments, and a non-cash charge of approximately $9,000, primarily for fixed asset impairments. Based on commitments incurred to date, the Company recorded a restructuring charge of $19,087 in the fourth fiscal quarter of 2009 and $3,228 in the first fiscal quarter of 2010. The first fiscal quarter of 2010 charge included $61 of non-cash impairment charges. As of June 28, 2009, the reserve balance associated with these actions is $9,086. The Company expects to commit to approximately $10,000 of the restructuring charges during the balance of fiscal 2010.

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total

Balance at March 31, 2009	$10,289	$—	$—	$—	$10,289
Accrual	3,167	—	—	—	3,167
Costs incurred	(4,873)	—	—	—	(4,873)
Foreign currency impact and other	503	—	—	—	503

Balance at June 28, 2009	$9,086	$—	$—	$—	$9,086

Other combined restructuring plans

Other non-acquisition related restructuring plans were initiated in connection with the following cost-reduction programs: in Europe in fiscal 2008, to facilitate the integration of Energia into the Company’s operations; in the European motive power segment in fiscal 2006; and in the Americas in fiscal 2002. These plans individually are not material and accordingly have been aggregated.

A roll-forward of these other non-acquisition related restructuring reserves is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total

Balance at March 31, 2009	$1,803	$—	$2,370	$115	$4,288
Accrual	132	—	—	—	132
Costs incurred	(428)	—	—	(10)	(438)
Foreign currency impact and other	74	—	—	5	79

Balance at June 28, 2009	$1,581	$—	$2,370	$110	$4,061

The Americas

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain manufacturing locations in the Americas, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. As of June 28, 2009, the reserve balance associated with these actions is $2,419, a portion of which the Company expects to spend in the current fiscal year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

Motive Power in Europe

During fiscal 2006, the Company incurred restructuring charges of $6,217, primarily for the motive power segment, to cover estimated costs in Europe for staff reductions of 112 employees, exiting a product line, and closing several ancillary locations. The charges included a non-cash write-off of $1,410, primarily for machinery and equipment. As of June 28, 2009, the reserve balance associated with these actions is $413, which mostly represents severance obligations the Company anticipates spending during this fiscal year or upon the individual employees’ determination.

European Restructuring

On May 23, 2007, the Company announced its commitment to restructure certain of its European operations. The restructuring facilitated the integration of Energia’s reserve and motive power businesses into the Company’s worldwide operations. The restructuring was designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the Energia transaction. Restructuring actions commenced upon the completion of the requisite labor consultations, and the Company has substantially completed these actions as of March 31, 2009. The total charges for the European restructuring are approximately $17,000, which includes cash expenses of approximately $12,500, primarily for employee severance-related payments on 265 employees, and a non-cash charge of approximately $4,500, primarily for fixed asset impairments. Based on commitments incurred to date, the Company recorded a restructuring charge of $291 in the first fiscal quarter of 2010. The first fiscal quarter of 2010 charge included $159 of non-cash impairment charges. As of June 28, 2009 the reserve balance associated with these actions is $1,229.

NOTE 12: DEBT, WRITE-OFF OF DEFERRED FINANCING FEES AND LOSS ON TERMINATION OF INTEREST RATE SWAP AGREEMENT

Senior Unsecured 3.375% Convertible Notes

On May 28, 2008, the Company completed a registered offering of $172,500 aggregate principal amount of 3.375% Convertible Senior Notes Due 2038 (“Convertible Notes”). The Company received net proceeds of $168,200 after the deduction of commissions and offering expenses. The Company used all of the net proceeds to repay a portion of its then existing senior secured Term Loan B.

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

The Convertible Notes require the semi-annual payment of interest in arrears on June 1 and December 1 of each year beginning December 1, 2008, at 3.375% per annum on the principal amount outstanding. The Convertible Notes will accrete principal beginning on June 1, 2015 and will bear contingent interest, if any, beginning with the six-month interest period commencing on June 1, 2015 under certain circumstances. The Convertible Notes will mature on June 1, 2038. Prior to maturity the holders may convert their Convertible Notes into shares of the Company’s common stock under certain circumstances. When issued, the initial conversion rate was 24.6305 shares per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of $40.60 per share.

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

At June 28 and March 31, 2009, there was $172,500 aggregate principal amount of the Convertible Notes outstanding.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. We adopted FSP APB 14-1 effective May 28, 2008, the date of the Convertible Notes offering.

The adoption of FSP APB 14-1 had the following effect on our consolidated Statement of Income for the three months ended June 29, 2008:

	Three Months Ended June 29, 2008
	Previously Reported	As Adjusted	Effect of Change

Interest expense	$6,187	$6,641	$454
Income tax expense	8,526	8,367	(159)
Net income	25,493	25,198	(295)
Basic net income per share	0.52	0.51	(0.01)
Diluted net income per share	0.50	0.50	—

The adoption of FSP APB 14-1 had the following effect on our consolidated Balance Sheet as of March 31, 2009:

	March 31, 2009
	Previously Reported	As Adjusted	Effect of Change

Prepaid and other current assets	$32,734	$32,522	$(212)
Other assets	32,657	32,078	(579)
Accrued expenses	188,186	186,756	(1,430)
Long-term debt and capital lease obligations	385,010	342,991	(42,019)
Deferred taxes	48,963	63,669	14,706
Additional paid-in capital	385,872	416,481	30,609
Accumulated earnings	243,763	241,106	(2,657)

The adoption of FSP APB 14-1 had no effect on our consolidated Statement of Cash Flows for the three months ended June 29, 2008.

As of June 28, 2009 and March 31, 2009, the equity component of the Convertible Notes under FSP APB 14-1 was $40,702 and $42,019, respectively. The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of June 28, 2009 and March 31, 2009, respectively:

	June 28, 2009	March 31, 2009
Principal	$172,500	$172,500
Unamortized discount	(40,702)	(42,019)

Net carrying amount	$131,798	$130,481

As of June 28, 2009, the remaining discount will be amortized over a period of 71 months. The conversion price of the remaining $172,500 in aggregate principal amount of the Convertible Notes is $40.60 and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes is 8.50% for the quarters ended June 28, 2009 and June 29, 2008. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes during the three months ended June 28, 2009 and June 29, 2008, was $1,317 and $472, respectively.

Senior Secured Credit Facility

In June 2008, the Company completed the refinancing of $192,000 of the outstanding combined balance of the senior secured Term Loan B and its then existing revolving credit facility with a new $350,000 senior secured credit facility comprising a $225,000 Term A Loan and a new, undrawn $125,000 revolving credit facility.

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

At June 28, and March 31, 2009, there was $216,563 outstanding under the new Term A Loan and there were no borrowings under the revolving credit facility.

At June 28, and March 31, 2009, there were $25,617 and $28,612, respectively, of borrowings outstanding outside the United States.

Obligations under the new senior secured credit facility are secured by substantially all of our existing and hereafter acquired assets located in the United States, including substantially all of the capital stock of our United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of our foreign subsidiaries that are owned by our United States companies. The Company’s credit agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, repurchasing the Company’s common stock, paying dividends and certain other actions. At June 28, 2009, the Company was in compliance with all such covenants.

In connection with the issuance of the $172,500 Convertible Notes and the refinancing under the new $350,000 senior secured credit facility, the Company wrote-off $3,963 of unamortized deferred financing costs associated with the prior senior secured credit facility, and incurred $10,950 in new deferred financing costs. The Company also terminated interest rate swap agreements of $30,000, which had been placed in October 2005, at a loss of $1,246.

Prior Senior Secured Credit Facility

The $355,900 senior secured Term Loan B was subject to a 0.25% quarterly principal amortization and was scheduled to mature on March 17, 2011. The $100,000 revolving credit line was scheduled to mature on March 17, 2009. Borrowings under the credit agreements bore interest at a floating rate based, at our option, upon (i) a LIBOR rate plus an applicable percentage (1.75% at time of termination), or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (0.75% at time of termination). The facility required prepayment based upon certain excess cash flow amounts, as defined. There was no prepayment penalty on loans under the $455,900 senior secured credit facility.

Amendments of Credit Agreements

On October 16, 2008, the Company amended its Euro 25,000 Credit Agreement in order to incorporate into the agreement, changes and covenants from the new $350,000 senior secured credit facility and change the guaranty from EnerSys Capital Inc. to EnerSys.

On May 16, 2008, the Company completed the Fifth Amendment to the $480,000 Senior Secured Credit Agreement which allowed for the issuance of up to $205,000 of unsecured indebtedness. The proceeds from the unsecured indebtedness were required be used to pay down the senior secured Term Loan B. On May 28, 2008, the Company used the net proceeds of $168,200 from the Convertible Notes to pay down a portion of the senior secured Term Loan B.

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

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Service cost	$67	$76	$150	$993
Interest cost	159	145	615	734
Expected return on plan assets	(123)	(160)	(307)	(467)
Amortization and deferral	81	44	3	—

Net periodic benefit cost	$184	$105	$461	$1,260

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Discount rate	6.0%	6.0%	4.3 - 6.0%	4.3 - 6.0%
Expected return on plan assets	8.0%	8.0%	5.5 - 7.5%	5.5 - 8.0%
Rate of compensation increase	N/A	N/A	2.0 - 3.5%	2.0 - 3.0%

The Company presently anticipates contributing a total of approximately $1,600 to its defined benefit pension plans in fiscal 2010, based on current actuarial information.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement.

NOTE 14: EQUITY INCENTIVE PLANS

At June 28, 2009, the Company maintained three equity incentive plans: the 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan, that reserve 11,289,232 shares of Common Stock for the grant of various classes of equity including nonqualified stock options, restricted stock, restricted stock units and other forms of equity-based compensation. The Company’s equity incentive plans are used to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. As of June 28, 2009, the Company had 1,190,805 shares available for future grants.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Options issued prior to fiscal 2009 vest and become exercisable 25% per year over a four-year period from the date of grant. Non-qualified stock options issued in fiscal 2009 and 2010 vest and become exercisable 33.3% per year over a three-year period from the date of grant. Options generally expire in 10 years.

In May 2009, under the Company’s equity incentive plans, it granted 159,242 stock options, which vest six months following the date of grant and are exercisable for three and one-half years from the date of grant, at an exercise price of $16.24 per stock option, and 380,264 stock options, which vest ratably over a three-year period following the date of grant and are exercisable for ten years from the date of grant, at an exercise price of $16.20 per stock option.

The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the options granted in the first fiscal quarter of 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions. The 159,242 stock options had a risk-free interest rate of 0.93%, dividend yield of zero, expected life of 2 years and expected volatility of 56.6%. The 380,264 stock options had a risk-free interest rate of 2.01%, dividend yield of zero, expected life of 5 years and expected volatility of 56.6%.

The Company recognized equity-based compensation expense associated with stock option grants of $681, with a related tax benefit of $204, for the first fiscal quarter of 2010, and $390, with a related tax benefit of $120, for the first fiscal quarter of 2009. For the full fiscal year 2009, the Company recognized equity-based compensation expense associated with stock option grants of $1,906, with a related tax benefit of $636.

The following table summarizes the Company’s stock option activity in the three fiscal months ended June 28, 2009:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding as of March 31, 2009	2,643,175	4.2	$16.70	$1,752
Granted	539,506		16.21	—
Exercised	(3,956)		14.37	16
Cancelled	(4,609)		18.25	3

Options outstanding as of June 28, 2009	3,174,116	4.6	$16.62	$12,988

Options exercisable as of June 28, 2009	2,313,673	3.3	$15.60	$11,448

Options expected to vest as of March 31, 2010	162,911	3.6	$16.19	$430

The following table summarizes information regarding stock options outstanding and exercisable at June 28, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$10.01-$15.00	1,476,641	3.2	$11.10	1,466,599	$11.08
$15.01-20.00	806,334	8.0	16.88	132,073	18.23
$20.01-25.00	484,863	2.6	21.86	484,863	21.86
$25.01-30.00	142,072	1.6	29.36	142,072	29.36
Over $30.00	264,206	8.9	30.19	88,066	30.19

	3,174,116	4.6	$16.62	2,313,673	$15.60

A summary of the status of the Company’s non-vested options as of June 28, 2009, and changes during the three fiscal months ended June 28, 2009, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value

Nonvested at March 31, 2009	503,847	$9.80
Granted	539,506	7.41
Vested	(182,910)	9.51
Forfeited	—	—

Nonvested at June 28, 2009	860,443	$8.36

Restricted Stock

In fiscal 2006, the Company approved grants of 263,282 shares of restricted stock at a weighted average fair market value on the date of grants of $13.18 per share. In fiscal 2007, the Company approved grants of 9,000 shares of restricted stock at a weighted average fair market value on the date of grants of $16.11 per share. Generally, restricted stock is granted at the fair market value of the Company’s common stock on the date of grant and vests in annual installments over a four-year period from the date of grant.

In April 2008, 500 shares of restricted stock were cancelled. There were no changes in restricted stock outstanding under the Company’s equity incentive plans during the three fiscal months ended June 28, 2009.

The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of $77, with a related tax benefit of $23, for the first fiscal quarter of 2010 and $114, with a related tax benefit of $35, for the first fiscal quarter of 2009. For the full fiscal year 2009, the Company recognized equity-based compensation expense associated with the vesting of restricted stock grants of $460, with a related tax benefit of $152.

Restricted Stock Units

The Company approved grants to management and other key employees of 366,367 restricted stock units on May 18, 2009, at the fair market value on that date of $16.20 per share, 226,210 restricted stock units on May 21, 2008, at the fair market value on that date of $30.19 per share and 141,140 restricted stock units on May 29, 2007, at the fair market value on that date of $18.25 per share. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant. The Company approved grants to non-employee directors of 18,404 restricted stock units on August 28, 2008, at the fair market value on that date of $26.08 per share, and 22,969 restricted stock units on February 12, 2007, at the fair market value on that date of $16.37 per share. These restricted stock units vest and become exercisable in installments over thirteen-month periods, from the date of grants.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units of $848, with a related tax benefit of $254, for the first fiscal quarter of 2010, and of $536, with a related tax benefit of $165, for the first fiscal quarter of 2009. For the full fiscal year 2009, the Company recognized equity-based compensation expense associated with the vesting of restricted stock unit grants of $2,655, with a related tax benefit of $893.

All Award Plans

As of June 28, 2009, unrecognized compensation expense associated with the non-vested equity incentive awards outstanding was $19,145 and is expected to be recognized over a weighted average period of 36 months.

Employee Stock Purchase Plan

On July 26, 2004, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”). The ESPP was amended by the Board of Directors on November 9, 2004. This ESPP is considered by the Company to be non-compensatory and no compensation expense is recorded when shares are issued under the ESPP.

NOTE 15: EARNINGS PER SHARE

Net earnings per share—basic is based on the weighted average number of shares of common stock outstanding. Net earnings per share—diluted gives effect to all dilutive potential common shares that were outstanding during the period. At June 28, 2009 and June 29, 2008, the Company had outstanding stock options, restricted stock and restricted stock units that could potentially dilute basic earnings per share in the future. Weighted average common shares—basic and common shares—diluted were as follows:

	Fiscal quarters ended
	June 28, 2009	June 29, 2008
Weighted average shares of common stock outstanding—basic	47,936,401	49,329,724
Assumed exercise of stock options, net of shares assumed reacquired	518,294	1,177,792

Weighted average common shares—diluted	48,454,695	50,507,516

Antidilutive options and unvested restricted stock and restricted stock units not included in weighted average common shares—diluted	1,870,279	406,278

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $172,500 Convertible Notes that the Company sold in May 2008, is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the first fiscal quarter of 2010 and 2009, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

NOTE 16: SECONDARY OFFERING

In May 2008, concurrently with the Convertible Notes offering, certain of the Company’s stockholders sold 3,690,000 shares of EnerSys’ common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by those stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

The Company did not receive any proceeds from the common stock offering; however, under the terms of its securityholder agreement, the Company did incur fees related to the offering of $330 in the first fiscal quarter of 2009.

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

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Consolidated
Three months ended June 28, 2009:
Net sales	$182,779	$157,486	$340,265

Total operating earnings	$19,433	$101	$19,534

Three months ended June 29, 2008:
Net sales	$258,790	$333,278	$592,068

Total operating earnings	$27,171	$20,883	$48,054

NOTE 18: SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 5, 2009, the date that this Quarterly Report on Form 10-Q statement was issued, according to SFAS No. 165, Subsequent Events. Accordingly, no significant subsequent events were noted in the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2009 Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw material in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in our products;

•	risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	unanticipated litigation and regulatory proceedings to which we might be subject;

•	changes in our market share in the business segments and regions where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	unanticipated quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

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

This list includes all material factors of which we are aware. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

We evaluate business segment performance based primarily upon operating earnings, exclusive of highlighted items. All corporate and centrally incurred regional costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels (see definition of primary working capital in “Liquidity and Capital Resources” below). Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount, due to the significant impact it has on our cash flow and, as a result, our level of debt.

We operate and manage our business in three primary geographic regions of the world—the Americas, Europe and Asia. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the United States. Approximately 60% of our net sales were generated outside of North America. Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business segments and three geographic regions in which we operate. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	changes in our market share in the business segments and regions where we operate;

•	changes in our selling prices and, in periods when our product costs increase, our ability to raise our selling prices to pass such cost increases through to our customers;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;

•	the extent to which we can control our fixed and variable costs, including those for our raw materials, manufacturing, distribution and operating activities;

•	changes in our level of debt and changes in the variable interest rates under our credit facilities; and

•	the size and number of acquisitions and our ability to achieve their intended benefits.

Uncertain Economic Climate

Market conditions in our industry had generally remained strong through the first quarter of fiscal 2009. The economic climate has since deteriorated with worldwide industrial production and capital spending slowing, both of which have an impact on customer demand, the volatility of commodity costs and foreign currency exchange rates, access to capital funding and availability of credit. As explained below, we have taken numerous steps to restructure our manufacturing base to minimize our production costs and have taken steps to bolster our financial liquidity. We believe we have the capital available to meet our business needs and to continue to remain aggressive in pursuing further acquisition opportunities.

Volatility of Commodities

Volatility of commodity costs, foreign currency exchange rates and customer demand have caused large swings in our production costs. In addition, as the economy improves in future periods, we anticipate that our commodity costs may be subject to inflationary cost increases. The cost of lead, our principal raw material, has fluctuated widely during recent years. During the last three fiscal years, the costs of our raw materials, of which lead is the primary one, have fluctuated significantly. Our estimated lead cost due to decreases in average lead prices in the first fiscal quarter of 2010 from the first fiscal quarter of 2009 was a decrease of approximately $54 million.

Customer Pricing

We have been subjected to pricing pressures over the past several years. We anticipate continuing competitive pricing pressure as Chinese and other foreign producers expand their export capacity and increase their marketing presence in our major United States and European markets. Additionally, in our current environment, lower activity has weakened customer demand, and this may contribute to pricing pressures.

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

Cost Savings Initiatives-Restructuring

To minimize the impacts discussed above, we have taken actions to further rationalize our production facilities and move capacity to lower cost facilities.

Cost savings programs remain a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing and raw materials costs and our operating expenses, primarily selling, general and administrative. We view this as a time for us to continue to further consolidate operations and undertake additional restructuring of our business.

Our fiscal 2008 European restructuring programs, primarily related to the Energia acquisition, and the recently announced restructuring program, primarily related to our Italian operation, are examples of such cost savings initiatives. We have anticipated reduced demand for certain of our products and services as a result of global economic conditions, and we have taken numerous steps to address this downturn head on.

Our operating results for the first fiscal quarter of 2010 reflects some of the benefits of those actions with the remainder to be experienced in future periods. We believe that these restructuring actions will have a favorable pre-tax earnings impact of approximately $33 million, or $0.48 per share, on an annualized basis when fully implemented by the end of fiscal 2011.

Liquidity and Capital Resources

The worldwide deterioration in the economic climate has been a major concern in the past year. However, we took actions at the beginning of fiscal 2009 that, we believe, helped position us to weather the current economic downturn. See the discussion in Note 12 to Consolidated Condensed Financial Statements in Item 1 above for a more complete description of our $172.5 million Convertible Notes, and the impact of our retrospective adoption of FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).

Also, immediately following the closing of the $172.5 million Convertible Notes issue, we commenced refinancing the outstanding combined balance of the senior secured Term Loan B and our existing Revolver of $300 million, with a new $350 million senior secured facility comprising a $225 million Term A Loan and a new $125 million Revolver. Our solid performance in earnings and cash flow during fiscal 2009 provided us with the opportunity to repurchase 1.8 million of our outstanding common shares at a cost of $19.8 million, which we expect will improve our future earnings per share performance.

In addition, at June 28, 2009, our balance sheet has been strengthened and we believe we have substantial liquidity for our current operations, with approximately $218 million of cash and short term investments, approximately $130 million of undrawn, committed credit lines, and over $125 million of uncommitted credit lines. We believe that we have the financial resources to weather this economic downturn and the capital available to remain active in pursuing further acquisition opportunities.

RESULTS OF OPERATIONS

NET SALES

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
By Segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Reserve power	$182.8	53.7%	$258.8	43.7%	$(76.0)	(29.4)%
Motive power	157.5	46.3	333.3	56.3	(175.8)	(52.7)

Total	$340.3	100.0%	$592.1	100%	$(251.8)	(42.5)%

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
By Region	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Europe (1)	$156.1	45.9%	$320.3	54.1%	$(164.2)	(51.2)%
Americas	150.3	44.1	229.3	38.7	(79.0)	(34.5)
Asia	33.9	10.0	42.5	7.2	(8.6)	(20.0)

Total	$340.3	100.0%	$592.1	100.0%	$(251.8)	(42.5)%

(1)	Includes Europe, Middle East and Africa

Net sales decreased $251.8 million or 42.5% in the first fiscal quarter of 2010 from the comparable period in fiscal 2009. Weaker European currencies, primarily the euro as compared to the U.S. dollar, resulted in a decrease in the first fiscal quarter of 2010 net sales of approximately 6%. The euro to U.S. dollar exchange rate averaged $1.38 ($/ €) in the first fiscal quarter of 2010 compared to $1.57 ($/ €) in the first fiscal quarter of 2009. Approximately 5% of the decrease in our first fiscal quarter of 2010 sales growth rate is attributable to selling price reductions. Organic reduction in sales (sales reductions excluding the effects of foreign currency translation and price decreases) in the first fiscal quarter of 2010 was approximately 32% from the same period of 2009. These large unfavorable variances are directly related to poor macro-economic market conditions world-wide.

Motive power segment sales in the first fiscal quarter of 2010 decreased approximately 53% compared to the comparable period in the prior year. Pricing contributed approximately a 5% reduction, while the effect of foreign currency declines contributed approximately a 6% reduction and organic reductions in sales contributed approximately a 42% reduction. Reserve power segment sales in the first fiscal quarter of 2010 decreased approximately 29% compared to the comparable period in the prior year, with price reductions contributing approximately 5%, foreign currency declines contributing approximately 6% and organic reductions in sales contributing approximately 18%.

All of our regions experienced net sales reductions in the first fiscal quarter of 2010, compared to the comparable period of 2009 due primarily to poor macro-economic market conditions worldwide.

Our Europe region’s revenue decreased by approximately $164 million or 51% in the first fiscal quarter of 2010, as compared to the first fiscal quarter of 2009, primarily due to lower organic volume which contributed approximately a 36% reduction. Declining European currencies resulted in approximately a 9% reduction, and price reductions contributed approximately 6% to the decline.

Our Americas region’s revenue decreased by approximately $79 million or 35% in the first fiscal quarter of 2010, as compared to the first fiscal quarter of 2009, primarily due to lower organic volume which contributed a 32% reduction. Declining currencies contributed a 1% reduction, and lower prices contributed a 2% reduction.

Our Asia region’s revenue decreased by approximately $9 million or 20% in the first fiscal quarter of 2010, as compared to the first fiscal quarter of 2009, due mainly to lower prices.

GROSS PROFIT

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Gross profit	$77.5	22.8%	$112.6	19.0%	$(35.1)	(31.2)%

Gross profit decreased 31.2% or $35.1 million in the first fiscal quarter of 2010 when compared to the first fiscal quarter of 2009. Gross profit as a percentage of net sales improved 380 basis points in the first fiscal quarter of 2010 in comparison to the comparable period in fiscal 2009.

Gross profit as a percentage of net sales had improved on a sequential quarterly basis in every quarter since the third fiscal quarter of 2008, until this first fiscal quarter of 2010, during which we had a modest sequential decline of 20 basis points to 22.8%, due primarily to the effect of lower volume. Prices for lead, our principal raw material, have fluctuated widely since fiscal 2007. Our estimated lead cost in the first fiscal quarter of 2010 decreased approximately $54 million from the first fiscal quarter of 2009 due to decreases in average lead prices. Lead costs approximated 25% of total cost of goods sold in the first fiscal quarter of 2010, as compared to approximately 32% of total cost of goods sold for fiscal year 2009.

We have made great efforts to improve gross margin in an environment of reduced demand and fluctuating commodity and energy costs. We continue to focus on a wide variety of sales initiatives, which benefit our margins by improving product mix to higher margin products. Lastly, we continue to focus on cost savings initiatives such as relocating production to low cost facilities and implementing more automation in our manufacturing plants.

OPERATING EXPENSES AND GAIN ON SALE OF MANUFACTURING FACILITY

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Operating expenses	$54.4	16.0%	$69.9	11.8%	$(15.5)	(22.2)%

Operating expenses, excluding the effect of foreign currency translation, decreased approximately 14% in the first fiscal quarter of 2010 from the comparable period of the prior year, due primarily to lower sales volume. Operating expenses as a percentage of net sales increased 420 basis points in the first fiscal quarter of 2010 in comparison to the comparable period in fiscal 2009. We have not been able to reduce operating costs as rapidly as sales have fallen. However, we continue to focus on expense saving initiatives and to further reducing the fixed components of our operating expenses.

Selling expenses, our main component of operating expenses, were 61.6% of total operating expenses in the first fiscal quarter of 2010, compared to 62.7% of total operating expenses in the first fiscal quarter of 2009.

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Gain on sale of manufacturing facility	$—	—%	$(10.9)	(1.8)%	$(10.9)	NA

Restructuring charges	$3.5	1.0%	$2.2	0.4%	$1.3	59.1%

Legal proceedings charge	$—	—%	$3.4	0.6%	$(3.4)	NA

Included in our prior year first fiscal quarter results were $10.9 million of highlighted gains resulting from the sale of our manufacturing facility in Manchester, England. Included in the gain was the release of $6.6 million of environmental reserves established through purchase accounting of the ESG acquisition in fiscal 2002. The sale of the facility was made possible by the ongoing European restructuring program and is consistent with our strategy to migrate production to lower cost facilities.

Included in our first fiscal quarter of 2010 operating results are $3.5 million of highlighted restructuring charges as compared to $2.2 million of highlighted restructuring charges in our first fiscal quarter of 2009. These charges are primarily for staff reductions in Europe and the Americas.

We expect to incur approximately $10 million of additional charges in the remainder of fiscal 2010, related to these ongoing restructuring programs.

Included in our prior year first fiscal quarter results were $3.4 million of highlighted expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that our French subsidiary, EnerSys Sarl, was partially responsible for a 1999 fire in a French hotel under construction. The fire occurred prior to the acquisition of EnerSys Sarl in 2002.

OPERATING EARNINGS

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
By Segment	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage

Reserve power	$20.4	11.2%	$21.0	8.1%	$(0.6)	(2.4)%
Motive power	2.6	1.7	21.7	6.5	(19.1)	(88.0)

Subtotal	23.0	6.8	42.7	7.2	(19.7)	(46.0)

Gain on sale of manufacturing facility-Reserve	—	—	10.9	4.2	(10.9)	NA
Restructuring charges-Reserve	(1.0)	(0.6)	(1.3)	(0.5)	0.3	(21.4)
Restructuring charges-Motive	(2.5)	(1.6)	(0.9)	(0.3)	(1.6)	NA
Legal proceedings charge-Reserve	—	—	(3.4)	(1.3)	3.4	NA

Total operating earnings	$19.5	5.7%	$48.0	8.1%	$(28.5)	(59.3)%

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
By Region	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage

Europe (1)	$0.7	0.4%	$25.3	7.9%	$(24.6)	(97.3)%
Americas	15.6	10.7	14.1	6.1	1.5	11.7
Asia	6.7	19.7	3.3	7.8	3.4	103.2

Subtotal	23.0	6.8	42.7	7.2	(19.7)	(46.0)

Gain on sale of manufacturing facility-Europe	—	—	10.9	3.4	(10.9)	NA
Restructuring charges-Europe	(2.8)	(1.8)	(2.2)	(0.6)	(0.6)	(29.8)
Restructuring charges-Americas	(0.7)	(0.5)	—	—	(0.7)	NA
Legal proceedings charge-Europe	—	—	(3.4)	(1.1)	3.4	NA

Total operating earnings	$19.5	5.7%	$48.0	8.1%	$(28.5)	(59.3)%

(1)	Includes Europe, Middle East and Africa.
(2)	The percentages shown for the regions and segments are computed as a percentage of the applicable region’s or segment’s net sales.

Operating earnings decreased 59.3% or $28.5 million in the first fiscal quarter of 2010 in comparison to the first fiscal quarter of fiscal 2009. Operating earnings in the first fiscal quarters of 2010 and 2009 included $(3.5) million and $5.3 million of net highlighted (charges) and credits, respectively, as shown in the table above. In addition, as discussed above, our operating earnings were significantly affected by a decline in sales volume and selling prices; partially offset by lower raw material costs and our continuing cost savings programs.

Operating earnings decreased 2.4% in our reserve power business in the first fiscal quarter of 2010 in comparison to the comparable quarter in the prior year, with the operating margin increasing 310 basis points to 11.2%. In spite of a $76.0 million reduction, or 29%, in net sales, we realized a significant improvement in margins, primarily attributable to improved product mix, cost reduction initiatives, and falling commodity costs. Operating earnings decreased 88.0% in our motive power business in the first fiscal quarter of 2010 in comparison to the comparable quarter in the prior year, with the operating margin decreasing 480 basis points to 1.7%. The primary reason for this decline in earnings and operating margins was the $175.8 million reduction, or 53%, in net sales in the quarter, as motive power demand has fallen dramatically due to the global economic recession.

Operating earnings decreased 97.3% in our Europe region in the first fiscal quarter of 2010 in comparison to the comparable quarter in the prior year, with the operating margin decreasing 750 basis points to 0.4%. This significant reduction in Europe earnings is primarily attributable to a $164.2 million reduction, or 51%, in net sales, as European macro-economic conditions remained very weak. Operating earnings in our Americas region increased 11.7% in the first fiscal quarter of 2010 in comparison to the comparable quarter in the prior year, with the operating margin increasing 460 basis points to 10.7%. Earnings improved in our Americas region in spite of a $79.0 million reduction, or 35%, in net sales, primarily from better product mix, cost reduction initiatives and improved commodity cost/price realization. Operating earnings in our Asia region increased 103.2% in the first fiscal quarter of 2010, with the operating margin increasing 1,190 basis points to 19.7%. The significant improvement in Asia’s earnings was primarily attributable to cost improvement initiatives and improved commodity cost/price realization and a $1.1 million gain from the sale of assets.

INTEREST EXPENSE

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Interest expense	$5.4	1.6%	$6.6	1.1%	$(1.2)	(18.2)%

Interest expense of $5.4 million in the first fiscal quarter of 2010 (net of interest income of $0.2 million) was $1.2 million lower than the $6.6 million in the first fiscal quarter of 2009. The decrease in interest expense in the first fiscal quarter of 2010 compared to the comparable period in fiscal 2009 is attributed primarily to lower borrowing levels and lower interest rates. Our average debt outstanding in the first fiscal quarter of 2010 was $373.2 million (which included $41.6 million for the Convertible Notes discount), compared to $426.1 million (which included $17.0 million for the Convertible Notes discount) in the first fiscal quarter of 2009. Our average cash interest rate incurred in the first fiscal quarter of 2010 was approximately 4.0% compared to approximately 5.4% in the first fiscal quarter of 2009. Included in interest expense for the first fiscal quarter 2010 and 2009 are non-cash charges of $0.5 million and $0.5 million, respectively, for deferred financing fees, plus $1.3 million and $0.5 million, respectively, of non-cash, accreted interest on the Convertible Notes (See Note12 to the Consolidated Condensed Financial Statements).

CHARGES RELATED TO REFINANCING

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Write-off of deferred financing fees	$—	—%	$4.0	0.7%	$(4.0)	NA	%
Loss on termination of interest rate swap agreements	—		1.2	0.2	(1.2)	NA

Charges related to refinancing	$—	—%	$5.2	0.9%	$(5.2)	NA	%

In the first fiscal quarter of 2009, we incurred charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility. These charges included approximately $4.0 million for the write-off of deferred financing fees and $1.2 million of losses incurred as a result of the termination of certain interest rate swap agreements.

OTHER (INCOME) EXPENSE, NET

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Other (income) expense, net	$1.9	0.5%	$2.6	0.4%	$(0.7)	(28.7)%

Other expense in the first fiscal quarter of 2010 was $1.9 million compared to $2.6 million in the comparable period of fiscal 2009. This $0.7 million favorable change in the first fiscal quarter of 2010 as compared to the comparable period in fiscal 2009, is largely attributed to the $0.3 million of professional fees associated with secondary stock offerings in the first fiscal quarter of 2009.

EARNINGS BEFORE INCOME TAXES

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Earnings before income taxes	$12.3	3.6%	$33.6	5.7%	$(21.3)	(63.4)%

For reasons discussed above, earnings before income taxes decreased $21.3 million, or 63.4% in the first fiscal quarter of 2010, compared to the comparable period of fiscal 2009. Earnings before income taxes as a percentage of sales decreased 210 basis points to 3.6% in the first fiscal quarter of 2010 in comparison to 5.7% in the first fiscal quarter of 2009.

INCOME TAX EXPENSE

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Income tax expense	$3.9	1.1%	$8.4	1.4%	$(4.5)	(53.6)%

Effective tax rate	31.5%		24.9%		6.6%

The effective tax rate in the first fiscal quarter 2010 was 31.5% compared to 24.9% in the comparable period of fiscal 2009. The increase in the effective tax rate between periods is due to a change in the mix of earnings to higher tax rate countries in the first fiscal quarter of 2010 and, in the first fiscal quarter of 2009, a lower effective tax rate on the gain from the sale of our manufacturing facility in England and a $1.1 million tax benefit primarily due to the settlement of a foreign tax audit.

NET EARNINGS

	Fiscal quarter ended June 28, 2009		Fiscal quarter ended June 29, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Net earnings	$8.4	2.5%	$25.2	4.3%	$(16.8)	(66.7)%

For reasons discussed above, net earnings in the first fiscal quarter of 2010 were $8.4 million or 2.5% of net sales, compared to $25.2 million or 4.3% of net sales, in the comparable period of fiscal 2009, resulting in a decrease of $16.8 million, or 66.7%.

Net earnings per common share in the first fiscal quarter of 2010 were $0.18 per basic share and $0.17 per diluted share compared to $0.51 per basic share and $0.50 per diluted share in the comparable period of fiscal 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In May 2008, the FASB issued Staff Position paper APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FASB Staff Position (“FSP”) changed the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology affects the calculations of net income and earnings per share for many issuers of cash settled convertible securities. This FSP is effective for financial statements issued by us for the first quarter of fiscal year 2010 and must be applied retrospectively to fiscal 2009.

Accordingly, we adopted FSP APB 14-1 with the following impact on our financial position and results of operations, applied on a retrospective basis: a) the separation of our convertible debt into its debt and equity components which reduced long term debt and increased equity by $46.3 million and, b) the accretion of debt discount increased interest expense by a non-cash charge of approximately $0.5 million, retrospectively in the first fiscal quarter of 2009, increasing to approximately $8 million in fiscal 2015.

There have been no other material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $62.8 million for the first fiscal quarter of 2010, compared to cash provided of $9.3 million in the comparable period of fiscal 2009. In the first fiscal quarter of 2010 as compared to the first fiscal quarter of 2009, changes in primary working capital (as defined below) provided a cash source of $71.5 million, and prepaid and other assets and deferred taxes provided an additional cash source $11.7 million. These improvements were partially offset by a $10.5 million decrease in earnings before non-cash items, a $16.2 increased use of cash from the decline in accrued expenses, and $3.0 million of increased spending on restructuring programs.

Earnings before non-cash items in the first fiscal quarter of 2010 amounted to $22.5 million, which excluded primarily depreciation and amortization, stock compensation and non-cash interest expense.

Earnings before non-cash items in the first fiscal quarter of 2009 amounted to $33.0 million, which excluded primarily the gain on sale of our Manchester, England manufacturing facility, the write-off of deferred financing fees and depreciation and amortization, stock compensation and non-cash interest expense.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $398.0 (yielding a primary working capital percentage of 29.2%) at June 28, 2009, $596.3 million (yielding a primary working capital percentage of 25.2%) at June 29, 2008, and $437.9 million (yielding a primary working capital percentage of 27.8%) at March 31, 2009. The primary working capital percentage of 29.2% at June 28, 2009 is 1.4 percentage points above that for March 31, 2009, and 4.0 percentage points above that for the prior year quarter.

The increase in the primary working capital percentage during the first fiscal quarter of 2010 was primarily due to an increase in accounts receivable relative to annualized revenue, which we continue to monitor closely. We recognize there is additional credit risk in the current economic environment and we are taking appropriate steps to mitigate this risk. However, we do not believe the increase in credit risk in the first fiscal quarter of 2010 is material to our overall business. Since March 31, 2009, we increased our reserve for bad debts by approximately $1 million, to a level that we believe is adequate at this time. Over the past year, we continued to reduce inventory levels as demand has softened and we are continuing to adjust production levels and inventory balances to correspond with changes in demand. Inventory decreased in the quarter ended June 28, 2009 by $5.7 million, after excluding the effect of stronger foreign currencies. Since we have not reduced inventory as quickly as sales have decreased, inventory relative to annualized revenue increased in the first fiscal quarter of 2010.

Primary working capital and primary working capital percentages at June 28, 2009, March 31, 2009 and June 29, 2008 are computed as follows:

Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
			(in millions)
June 28, 2009	331.0	212.6	(145.6)	398.0	1,361.1	29.2%
March 31, 2009	356.2	209.3	(127.6)	437.9	1,572.6	27.8%
June 29, 2008	523.5	332.2	(259.4)	596.3	2,368.3	25.2%

Investing activities used cash of $8.8 million for the first three months of fiscal 2010, compared to cash used of $5.7 million in the comparable period in fiscal 2009. This increase was primarily due to the proceeds of $7.4 million received in the first fiscal quarter of 2009 from the sale of the Manchester, England facility. Capital expenditures were $9.9 million in the first fiscal quarter of 2010, compared to $13.3 million in the first fiscal quarter of 2009. The current quarter capital spending includes the continuation of a capacity expansion of our thin plate, pure lead manufacturing facilities for which we anticipate spending a total of approximately $50 million on this project before completion in fiscal 2010.

Financing activities used cash of $4.2 million in the first fiscal quarter of 2010, primarily for the repayment of short-term debt. This compares to $31.1 million of cash provided in the comparable period of fiscal 2009. During the first quarter of fiscal 2009, we repaid $351.4 million borrowed under our prior senior secured credit facility with the issuance of $172.5 million of Convertible Notes, and $225.0 million of Term A loans borrowed under our new $350 million senior secured credit facility. In addition, we repaid $15.3 million of short term debt in the first fiscal quarter of 2009. The exercise of stock options and the related tax benefits contributed $0.2 million in the first fiscal quarter of 2010, compared to $9.5 million in the comparable period of fiscal 2009. Finally, in the first quarter of the prior year, we made cash payments of $9.1 million for deferred financing costs related to the new Convertible Notes and senior secured credit facility.

As a result of the above, total cash and cash equivalents increased by $54.5 million to $217.7 million in the first fiscal quarter of 2010 compared to an increase of $35.0 million to $55.6 million in the comparable period of fiscal 2009.

All obligations under our U.S. Credit Agreement are secured by, among other things, substantially all of our U.S. assets. All obligations under our Euro Credit Agreement are secured by a pledge of the shares of our Italian subsidiary and a guaranty from EnerSys. Our U.S. and Euro Credit Agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions.

We currently are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our cash requirements. See Note 8 to the Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K for a detailed description of debt.

RELATED PARTY TRANSACTIONS

In the first fiscal quarter of 2009, concurrently with the Convertible Notes offering, certain of the our stockholders sold 3,690,000 shares of our common stock in a secondary offering pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by certain of our stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

We did not receive any proceeds from the common stock offering. However, under the terms of our securityholder agreement, we did incur fees related to the offering of approximately $0.3 million in the fiscal quarter ended June 28, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risks

Our cash flows and earnings are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and raw material costs. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At June 28, 2009 and March 31, 2009 such agreements effectively convert $170.0 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the outstanding interest rate swap agreements:

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

In connection with the issuance of $172.5 million aggregate principal amount of Convertible Notes and the repayment of a portion of the senior secured Term Loan B in May 2008, we terminated $30 million of interest rate swap agreements which had been placed in October, 2005, at a loss of $1.2 million.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)

June 28, 2009	$17.4	28.5	$0.61	7%
March 31, 2009	$14.9	29.7	$0.50	7%
June 29, 2008	$56.4	51.0	$1.11	11%

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, approximately one-third of the cost of our lead requirements are known. This takes into account the hedge contracts in place at June 28, 2009, and lead purchased by June 28, 2009 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead per pound over our cost in fiscal 2009 would increase our fiscal 2010 annual total cost of goods sold by approximately $37 million or 4% of annualized first fiscal quarter of 2010 total cost of goods sold.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products primarily in China, France, Germany, Mexico, Poland, the United Kingdom and the United States. Over half of our sales and expenses are translated in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in U.S. dollars, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty and Chinese renminbi.

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce our impact from the volatility of currency movements. Based primarily on statistical currency correlations on our exposures in fiscal 2010, we are confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $12 million in more than one year out of twenty years.

Our largest exposure is from the purchase and conversion of U.S. dollar-based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of June 28, 2009 and March 31, 2009, we had entered into a total of $38.1 million and $19.4 million, respectively, as follows:

	June 28, 2009				March 31, 2009
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual requirements (1)	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual requirements (1)

Sell euros for U.S. dollars	$13.5	$/€	1.33	12%	$2.0	$/€	1.39	1%
Sell euros for Polish zloty	13.1	PLN/€	4.40	30%	8.4	PLN/€	4.40	18%
Sell euros for UK pounds	7.7	€/£	0.89	34%	6.4	€/£	0.91	24%
Sell U.S. dollars for Singapore dollars	2.0	Sgd/$	1.48	100%	2.0	Sgd/$	1.51	39%
Other	1.8				0.6

Total	$38.1				$19.4

(1)	Based on the fiscal year currency requirements.

Foreign exchange translation adjustments are recorded on the Consolidated Condensed Statements of Comprehensive Income.

Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges, actual gains and losses in the future may differ from our historical results.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1.	Legal Proceedings.

In the first fiscal quarter of 2009, the Court of Commerce in Lyon, France ruled that our French subsidiary, EnerSys Sarl, which we acquired in 2002, was partially responsible for a 1999 fire in a French hotel under construction. EnerSys Sarl’s portion of the damages were assessed at 2.7 million euros, or $4.2 million. We recorded a $3.4 million charge in the first fiscal quarter of 2009. The remaining balance of approximately $0.8 million had been accrued previously in connection with our acquisition of the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys plc (“ESG”) in 2002. The assessment was paid in the third fiscal quarter of 2009. We have appealed this ruling.

From time to time, we are involved in litigation incidental to the conduct of our business. We do not expect that any of this litigation, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2009, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
April 1 – April 26, 2009	—	$—	—	—
April 27 – May 24 2009	—	—	—	—
May 25 – June 28, 2009	22,422	16.18	—	—

Total	22,422	$16.18	—	—

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael T. Philion
Michael T. Philion
Executive Vice President-Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

Date: August 5, 2009

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).