Form 10-Q
period 2009-09-27
EnerSys
filed 2009-10-29
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Common Stock outstanding at October 26, 2009: 48,221,015 shares

Please note that, pursuant to Rule 405 of Regulation S-T, EnerSys is not required to file with the Securities and Exchange Commission, or post on its corporate website, any Interactive Data File prior to June 15, 2010.

ENERSYS

INDEX – FORM 10-Q

		Page
Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets September 27, 2009 (Unaudited) and March 31, 2009	3

	Consolidated Condensed Statements of Income (Unaudited) For the Three Fiscal Months Ended September 27, 2009, and September 28, 2008	4

	Consolidated Condensed Statements of Income (Unaudited) For the Six Fiscal Months Ended September 27, 2009, and September 28, 2008	5

	Consolidated Condensed Statements of Cash Flows (Unaudited) For the Six Fiscal Months Ended September 27, 2009, and September 28, 2008	6

	Consolidated Condensed Statements of Comprehensive Income (Unaudited) For the Three and Six Fiscal Months Ended September 27, 2009, and September 28, 2008	7

	Notes to Consolidated Condensed Financial Statements (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4	Controls and Procedures	50

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 4.	Submission of Matters to a Vote of Security Holders	52

Item 6.	Exhibits	53

SIGNATURES		54

EXHIBIT INDEX		55

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	September 27, 2009	March 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$218,988	$163,161
Accounts receivable, net	351,614	356,200
Inventories, net	227,937	209,329
Deferred taxes	17,584	16,994
Prepaid and other current assets	40,609	32,522

Total current assets	856,732	778,206
Property, plant, and equipment, net	317,982	301,365
Goodwill	323,201	301,658
Other intangible assets, net	79,304	79,544
Other assets	32,868	32,078

Total assets	$1,610,087	$1,492,851

Liabilities and equity
Current liabilities:
Short-term debt	$589	$7,363
Current portion of long-term debt and capital lease obligations	27,044	25,302
Accounts payable	162,150	127,586
Accrued expenses	187,097	186,756

Total current liabilities	376,880	347,007
Long-term debt and capital lease obligations	340,005	342,991
Deferred taxes	64,896	63,669
Other liabilities	66,251	62,602

Total liabilities	848,032	816,269
EnerSys stockholders’ equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 50,008,886 shares issued and 48,208,886 outstanding at September 27, 2009; 49,775,396 shares issued and 47,975,396 outstanding at March 31, 2009	500	498
Additional paid-in capital	423,181	416,481
Treasury stock, at cost, 1,800,000 shares held	(19,800)	(19,800)
Retained earnings	262,422	241,106
Accumulated other comprehensive income	91,496	34,055

Total EnerSys stockholders’ equity	757,799	672,340
Noncontrolling interest	4,256	4,242

Total equity	762,055	676,582

Total liabilities and equity	$1,610,087	$1,492,851

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Fiscal quarters ended
	September 27, 2009	September 28, 2008
Net sales	$367,325	$526,754
Cost of goods sold	278,708	417,780

Gross profit	88,617	108,974
Operating expenses	60,284	64,105
Restructuring charges	3,184	985

Operating earnings	25,149	43,884
Interest expense	5,622	6,953
Other expense, net	824	923

Earnings before income taxes	18,703	36,008
Income tax expense	5,798	11,587

Net earnings	$12,905	$24,421

Net earnings per common share:
Basic	$0.27	$0.49

Diluted	$0.26	$0.48

Weighted-average shares of common stock outstanding:
Basic	48,031,005	49,578,424

Diluted	48,838,160	50,621,441

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six fiscal months ended
	September 27, 2009	September 28, 2008
Net sales	$707,590	$1,118,822
Cost of goods sold	541,512	897,246

Gross profit	166,078	221,576
Operating expenses	114,692	134,013
Gain on sale of manufacturing facility	—	(10,884)
Legal proceedings charge	—	3,366
Restructuring charges	6,703	3,143

Operating earnings	44,683	91,938
Interest expense	11,000	13,594
Charges related to refinancing	—	5,209
Other expense, net	2,706	3,562

Earnings before income taxes	30,977	69,573
Income tax expense	9,661	19,954

Net earnings	$21,316	$49,619

Net earnings per common share:
Basic	$0.44	$1.00

Diluted	$0.44	$0.98

Weighted-average shares of common stock outstanding:
Basic	47,983,703	49,454,074

Diluted	48,646,427	50,564,479

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Six fiscal months ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities
Net earnings	$21,316	$49,619
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,531	25,954
Gain on sale of manufacturing facility	—	(10,884)
Write-off of deferred financing fees	—	3,963
Provision for doubtful accounts	2,266	1,189
Increase (reduction) in deferred taxes	103	(5,111)
Stock-based compensation	3,741	2,459
Accretion of non-cash interest expense	2,662	1,709
Gain on disposal and impairment of fixed assets	(391)	(149)
Changes in assets and liabilities:
Accounts receivable	25,751	17,221
Inventory	(4,664)	20,092
Prepaid expenses and other current assets	(6,070)	(5,441)
Other assets	1,114	(433)
Accounts payable	25,439	(47,521)
Accrued expenses	(10,007)	10,049
Other liabilities	(2,405)	1,565

Net cash provided by operating activities	81,386	64,281
Cash flows from investing activities
Capital expenditures	(19,799)	(26,821)
Acquisitions	(4,160)	(108)
Proceeds from disposal of property, plant, and equipment	1,181	7,635

Net cash used in investing activities	(22,778)	(19,294)
Cash flows from financing activities
Net decrease in short-term debt	(6,919)	(22,924)
Proceeds from the issuance of long-term debt	—	397,500
Payments of long-term debt	(5,844)	(353,388)
Payments of capital lease obligations, net	(214)	(285)
Exercise of stock options	874	5,885
Tax benefits from exercises of stock options	1,149	4,734
Deferred financing costs	—	(10,546)

Net cash (used in) provided by financing activities	(10,954)	20,976
Effect of exchange rate changes on cash	8,173	(977)

Net increase in cash and cash equivalents	55,827	64,986
Cash and cash equivalents at beginning of period	163,161	20,620

Cash and cash equivalents at end of period	$218,988	$85,606

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Fiscal quarters ended		Six fiscal months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net earnings	$12,905	$24,421	$21,316	$49,619
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments, net of tax	(3,050)	13,648	206	8,431
Minimum pension liability, net of tax	—	268	(207)	255
Foreign currency translation adjustments	19,515	(44,730)	57,442	(35,422)

Total comprehensive income (loss)	$29,370	$(6,393)	$78,757	$22,883

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

NOTE 2: RECENTLY ADOPTED ACCOUNTING STANDARDS

On April 1, 2009, the Company adopted new guidance, which provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The guidance became effective for the Company as of April 1, 2009 and had no material impact on its results of operations. The adoption of this guidance resulted in the reclassification of $4,256 and $4,242 of Minority Interests (now referred to as noncontrolling interests) to a separate component of Total Equity on the Consolidated Balance Sheet as of September 27, 2009 and March 31, 2009, respectively. The impact of adopting the guidance on our statements of income and cash flow was deemed immaterial.

On April 1, 2009, the Company adopted new guidance, which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Accordingly, any business combination we engage in on or after April 1, 2009 will be recorded and disclosed according to the guidance. We expect the new guidance will have an impact on our consolidated financial statements at the time we acquire new businesses in the future.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

On April 1, 2009, the Company adopted new guidance, which changed the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. The difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of our net income and earnings per share. This guidance is effective for financial statements issued by the Company for the first quarter of fiscal 2010. The adoption of this guidance had the following impact on the Company’s financial position and results of operations, applied on a retrospective basis: a) the separation of our Convertible Notes into its debt and equity components reduced long term debt as of inception by $46,280 and, b) the accretion of debt discount increased interest expense by a non-cash expense of approximately $1,709 in the six fiscal months of 2009, and will increase up to approximately $8,000 annually through fiscal 2015.

NOTE 3: INVENTORIES

Inventories, net consist of:

	September 27, 2009	March 31, 2009
Raw materials	$61,275	$50,469
Work-in-process	69,258	57,506
Finished goods	97,404	101,354

Total	$227,937	$209,329

Inventory reserves for obsolescence and other estimated losses were $16,077 and $16,725 at September 27, 2009, and March 31, 2009, respectively, and have been included in the net amounts shown above.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted accounting guidance in fiscal 2009, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The adoption of the guidance did not have a material effect on our consolidated financial statements.

The guidance includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

The following table represents our assets and liabilities, measured at fair value on a recurring basis as of September 27, 2009 and the basis for that measurement:

	Total Fair Value Measurement September 27, 2009	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(11,295)	$—	$(11,295)	$—
Lead forward contracts	1,175	—	1,175	—
Foreign currency forward contracts	(1,349)	—	(1,349)	—

Total derivatives	$(11,469)	$—	$(11,469)	$—

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt. The Company uses interest rate swap agreements to manage risk on a portion of its floating-rate debt.

Because of short maturities, the carrying amount of cash and cash equivalents and short-term debt approximates fair value.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

The fair value of the Company’s Term A Loan approximates its carrying value, as it is variable rate debt. The Convertible Notes, with a face value of $172,500, were issued when our stock price was trading at $30.19 per share. On September 25, 2009, our stock price closed at $21.72 per share. Because the Convertible Notes have an initial conversion price of approximately $40.60 per share, and due to current conditions in the financial markets, our Convertible Notes were trading at 89% of face value on September 25, 2009 and at 64% of face value on March 31, 2009. As of September 27, 2009 and March 31, 2009, $39,356 and $42,019, respectively, of the Convertible Notes carrying value were included in the equity component in accordance with the guidance, (see Note 11 regarding Debt).

The Company uses lead hedge contracts to manage its lead cost risk. The Company uses foreign currency forward and purchased option contracts to manage risk on the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, as well as currency exposures from intercompany trade transactions. The carrying amounts and estimated fair values of the Company’s financial instruments at September 27, 2009 and March 31, 2009 are as follows:

	September 27, 2009				March 31, 2009
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Cash and cash equivalents	$218,988		$218,988		$163,161		$163,161
Financial liabilities:
Long-term debt
Term A Loan	$213,750		$213,750		$216,563		$216,563
Senior Unsecured
Convertible Notes	133,144	(1)	153,525	(2)	130,481	(1)	110,400	(2)
Euro Term Loan	19,061		19,061		19,261		19,261
Capital lease obligations	1,050		1,050		1,118		1,118
Derivatives	(11,469)		(11,469)		(11,777)		(11,777)

(1)	The carrying amounts of the Convertible Notes at September 27, 2009 and March 31, 2009 represent the $172,500 principal value, less the amounts allocated to the equity component in accordance with accounting guidance.
(2)	The fair value amounts of the Convertible Notes represent the trading values of the $172,500 principal value of the Convertible Notes at September 27, 2009 and March 31, 2009.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 5: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with the applicable accounting guidance. The guidance establishes accounting and reporting standards for derivative instruments and hedging activities, and requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Statements of Income. The amount of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at September 27, 2009 and March 31, 2009, net of tax, was an unrecognized loss of $7,455 and $7,654, respectively.

During the second fiscal quarters of 2010 and 2009, the Company recorded (losses) of $(1,584) and $(785), respectively, on interest rate swaps, which were recorded as (increases) in interest expense. During the second fiscal quarters 2010 and 2009, the Company recorded gains (losses) of $5,317 and $(13,966), respectively, on the settlement of lead hedge contracts and gains (losses) of $103 and $(927), respectively, on foreign currency hedges, which were recorded as decreases (increases) to cost of goods sold or included in inventory at the respective quarter ends.

During the six fiscal months of 2010 and 2009, the Company recorded (losses) of $(3,100) and $(1,652), respectively, on interest rate swaps, which were recorded as (increases) in interest expense. During the six fiscal months of 2010 and 2009, the Company recorded gains (losses) of $8,433 and $(25,216), respectively, on the settlement of lead hedge contracts and gains (losses) of $1,173 and $(2,878), respectively, on foreign currency hedges, which were recorded as decreases (increases) to cost of goods sold or included in inventory at the respective quarter ends.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

In the coming twelve months, the Company anticipates that approximately a $7,080 pretax loss will be reclassified from other comprehensive income as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable interest debt being hedged. In the coming twelve months, the Company anticipates that approximately a $176 pretax loss will be reclassified from other comprehensive income as part of cost of goods sold and inventory. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower lead cost will be realized in connection with the variable lead cost and foreign exchange being hedged. Actual future amounts that will be reclassified from other comprehensive income to interest expense, cost of goods sold and inventory will ultimately depend on future interest rates, foreign exchange rates and lead prices.

Presented below in tabular form is information on the location and amounts of derivative fair values in the statement of financial position and derivative gains and losses in the statements of financial performance:

Fair Value of Derivative Instruments

September 27, 2009 and March 31, 2009

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
Description		September 27, 2009	March 31, 2009	September 27, 2009	March 31, 2009
Derivatives designated as hedging instruments
Interest rate swap agreements	Other liabilities	$—	$—	$11,295	$13,628
Lead hedge forward contracts	Prepaid and other current assets	1,175	2,191	—	—
Foreign currency forward contracts	Accrued expenses	—	—	1,349	340

Total derivatives designated as hedging instruments		$1,175	$2,191	$12,644	$13,968

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

The Effect of Derivative Instruments on the Statements of Financial Performance

For the three fiscal months ended September 27, 2009 and September 28, 2008

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	September 27, 2009	September 28, 2008		September 27, 2009	September 28, 2008
Interest rate swap agreements	$(2,048)	$(1,777)	Interest expense	$(1,584)	$(785)
Lead hedge contracts	2,173	4,106	Cost of goods sold/Inventory	5,317	(13,966)
Foreign currency forward contracts	(980)	2,989	Cost of goods sold/Inventory	103	(927)

Total derivatives designated as hedging instruments	$(855)	$5,318		$3,836	$(15,678)

The Effect of Derivative Instruments on the Statements of Financial Performance

For the six fiscal months ended September 27, 2009 and September 28, 2008

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	September 27, 2009	September 28, 2008		September 27, 2009	September 28, 2008
Interest rate swap agreements	$(767)	$5,700	Interest expense	$(3,100)	$(1,652)
Lead hedge contracts	7,417	(24,039)	Cost of goods sold/Inventory	8,433	(25,216)
Foreign currency forward contracts	164	1,563	Cost of goods sold/Inventory	1,173	(2,878)

Total derivatives designated as hedging instruments	$6,814	$(16,776)		$6,506	$(29,746)

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 6: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the second fiscal quarters of 2010 and 2009 were based on the estimated effective tax rates applicable for the full years ending March 31, 2010 and March 31, 2009, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the second fiscal quarters of 2010 and 2009 were 31.0% and 32.2%, respectively. The rate decrease in the second fiscal quarter of 2010 as compared to the comparable prior year period is due to a change in the mix of earnings to lower tax rate jurisdictions in the second fiscal quarter of 2010. The effective income tax rates for the six fiscal months of 2010 and 2009 were 31.2% and 28.7%, respectively. The rate increase in the six fiscal months of 2010 as compared to the comparable prior year period is primarily due to a lower effective tax rate on the gain from the sale of our manufacturing facility in England and a $1,100 tax benefit primarily due to the settlement of a foreign tax audit, both occurring during the six fiscal months of 2009.

The effective income tax rate for the fiscal year ended March 31, 2009 was 31.2%. In fiscal 2009, changes in the mix of earnings among our various legal entities in multiple foreign jurisdictions had an approximate one percentage point decrease on our fiscal 2009 effective tax rate.

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

	Fiscal quarters ended		Six fiscal months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Balance at beginning of period	$30,719	$35,897	$30,914	$34,037
Current period provisions	2,102	4,372	3,701	10,167
Cost incurred	(3,114)	(3,904)	(6,066)	(7,985)
Foreign exchange and other	632	(1,342)	1,790	(1,196)

Balance at end of period	$30,339	$35,023	$30,339	$35,023

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 8: COMMITMENTS, CONTINGENCIES AND LITIGATION

Litigation and Other Legal Matters

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

As more fully described in Notes 19 and 20 to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K, the Company is involved in ongoing environmental matters at certain of its United States and foreign facilities. The Company may have potential environmental liabilities at its Sumter, South Carolina facility and has established reserves in accrued restructuring and accrued expenses of $3,908 at September 27, 2009, and $4,007 at March 31, 2009. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. A vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at September 27, 2009 and March 31, 2009, the Company was committed to purchase 45,880 and 29,665 pounds of lead, respectively, for a total purchase price of $44,101 and $14,897, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and Mexico. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures, the Company has entered into a total of $54,600 and $19,390, respectively, of foreign currency forward contracts with financial institutions as of September 27, 2009 and March 31, 2009.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable debt. At September 27, 2009 and March 31, 2009, such agreements effectively convert $170,000 of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

NOTE 9: GAIN ON SALE OF MANUFACTURING FACILITY

During the six fiscal months of 2009, as part of its ongoing European restructuring program, the Company received net proceeds of approximately $7,400 from the sale of its Manchester, England manufacturing facility and recorded a gain of $10,884 ($8,597 net of tax). This sale is consistent with the Company’s strategy to migrate its production to lower cost facilities. Included in the pre-tax gain was the removal of $6,623 in environmental reserves associated with the Manchester facility, as these liabilities were assumed by the new owner.

NOTE 10: RESTRUCTURING PLANS

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans.

Acquisition related restructuring

The acquisition related restructuring plans were initiated in connection with the acquisition of the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the reserve power and motive power businesses of the Energy Storage Group of Invensys plc. (“ESG”) in 2002. The Company is continuing to take actions to complete the 2002 plan.

As discussed in Note 8, Commitments, Contingencies and Litigation, the Company may have potential environmental liabilities at its Sumter, South Carolina facility. Reserves for the Sumter facility are included in the non-acquisition related restructuring plans roll-forward shown below. The environmental reserves related to the Manchester facility, which was sold in the first fiscal quarter of 2009, have been removed from the acquisition related restructuring reserves shown below, as these liabilities were assumed by the new owner.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

A roll-forward of the acquisition related restructuring reserve for the six fiscal months of 2010 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2009	$782	$736	$—	$66	$1,584
Accrued	—	—	—	—	—
Costs incurred	—	—	—	—	—
Accrual adjustment	—	—	—	203	203
Foreign currency impact and other	125	25	—	68	218

Balance at September 27, 2009	$907	$761	$—	$337	$2,005

ESG acquisition

In 2002, following EnerSys’ acquisition of ESG, the Company formulated an exit and restructuring plan for certain ESG facilities in North America and Europe. One of the European facilities we acquired remains open after significant restructuring and now operates at a lower operating cost base. The facility identified in the United States has been closed and the Manchester, England facility has been sold. The balance of the ESG acquisition-related restructuring reserve at September 27, 2009 is $2,005.

Non-acquisition related restructuring plans

2009 restructuring plan

In February and May 2009, the Company announced plans to restructure its European and American operations, which will eliminate approximately 443 employees across its operations upon completion. These actions are primarily in Europe, the most significant of which is the closure of its leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to its customers in that market. The Company estimates that the total charges for these actions will amount to approximately $32,000, which includes cash expenses of approximately $23,000, primarily for employee severance-related payments, and a non-cash charge of approximately $9,000, primarily for fixed asset impairments. Based on commitments incurred to date, the Company recorded a restructuring charge of $19,087 during the fourth fiscal quarter of 2009 and $6,336 during the six fiscal months of 2010. The six fiscal months of 2010 charge included $95 of non-cash impairment charges. As of September 27, 2009, the reserve balance associated with these actions is $8,542. The Company expects to commit to approximately $6,000 of the restructuring charges during the balance of fiscal 2010.

A roll-forward of the 2009 restructuring plan reserve for the six fiscal months of 2010 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2009	$10,289	$—	$—	$—	$10,289
Accrual	6,241	—	—	—	6,241
Costs incurred	(8,685)	—	—	—	(8,685)
Foreign currency impact and other	697	—	—	—	697

Balance at September 27, 2009	$8,542	$—	$—	$—	$8,542

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

Other combined restructuring plans

Other non-acquisition related restructuring plans were initiated in connection with the following cost-reduction programs: in the Europe region in fiscal 2008, to facilitate the integration of EnerSys AD, formerly Energia AD (“Energia”), a producer of industrial batteries, located in Bulgaria, into the Company’s operations; in the Europe region in fiscal 2006; and in the Americas region in fiscal 2002. These plans individually are not material and accordingly have been aggregated.

A roll-forward of these other non-acquisition related restructuring reserves for the six fiscal months of 2010 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2009	$1,803	$—	$2,370	$115	$4,288
Accrual	132	—	—	—	132
Costs incurred	(826)	—	(99)	(26)	(951)
Foreign currency impact and other	88	—	—	5	93

Balance at September 27, 2009	$1,197	$—	$2,271	$94	$3,562

Americas 2002 Restructuring

During the fiscal year ended March 31, 2002, the Company decided to close and downsize certain manufacturing locations in the Americas, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. As of September 27, 2009, the reserve balance associated with these actions is $2,320, a portion of which the Company expects to spend in the current fiscal year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

European 2006 Restructuring

During fiscal 2006, the Company incurred restructuring charges of $6,217, primarily for the motive power segment, to cover estimated costs in Europe for staff reductions of 112 employees, exiting a product line, and closing several ancillary locations. The charges included a non-cash write-off of $1,410, primarily for machinery and equipment. As of September 27, 2009, the reserve balance associated with these actions is $398, which mostly represents severance obligations the Company anticipates spending during this fiscal year or upon the individual employees’ determination.

European 2007 Restructuring

On May 23, 2007, the Company announced its commitment to restructure certain of its European operations. The restructuring was designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the Energia transaction. The restructuring facilitated the integration of Energia’s reserve and motive power businesses into the Company’s worldwide operations. Restructuring actions commenced upon the completion of the requisite labor consultations, and the Company had substantially completed these actions as of March 31, 2009. The total charges for the European restructuring are approximately $17,000, which includes cash expenses of approximately $12,500, primarily for employee severance-related payments for 265 employees, and a non-cash charge of approximately $4,500, primarily for fixed asset impairments. Based on commitments incurred to date, the Company recorded a restructuring charge of $366 in the six fiscal months of 2010. The six fiscal months of 2010 charge included $234 of non-cash impairment charges. As of September 27, 2009 the reserve balance associated with these actions is $844.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 11: DEBT, WRITE-OFF OF DEFERRED FINANCING FEES AND LOSS ON TERMINATION OF INTEREST RATE SWAP AGREEMENT

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

At any time after June 6, 2015, the Company may at its option redeem the Convertible Notes, in whole or in part, for cash, at a redemption price equal to 100% of the accreted principal amount of Convertible Notes to be redeemed, plus any accrued and unpaid interest. A holder of Convertible Notes may require the Company to repurchase some or all of the holder’s Convertible Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of June 1, 2015, 2018, 2023, 2028 and 2033 at a price equal to 100% of the accreted principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest, if any, in each case. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.

If applicable, the Company will pay a make-whole premium on Convertible Notes converted in connection with certain fundamental changes that occur prior to June 6, 2015. The amount of the make-whole premium, if any, will be based on the Company’s common stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices. No make-whole premium would be paid if the price of the Company’s common stock on the effective date of the fundamental change is less than $29.00. Any make-whole premium will be payable in shares of the Company’s common stock (or the consideration into which the Company’s common stock has been exchanged in the fundamental change) on the conversion date for the Convertible Notes converted in connection with the fundamental change.

The Convertible Notes were issued in an offering registered under the Securities Act of 1933, as amended (Securities Act).

At September 27 and March 31, 2009, there was $172,500 aggregate principal amount of the Convertible Notes outstanding.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial settlement). This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. The Company adopted the guidance effective May 28, 2008, the date of the Convertible Notes offering.

The adoption of the new guidance had the following effect on our Consolidated Statement of Income for the fiscal quarter and six fiscal months ended September 28, 2008:

	Fiscal quarter ended September 28, 2008			Six fiscal months ended September 28, 2008
	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Interest expense	$5,765	$6,953	$1,188	$11,952	$13,594	$1,642
Income tax expense	12,002	11,587	(415)	20,528	19,954	(574)
Net income	25,194	24,421	(773)	50,687	49,619	(1,068)
Basic net income per share	0.51	0.49	(0.02)	1.02	1.00	(0.02)
Diluted net income per share	0.50	0.48	(0.02)	1.00	0.98	(0.02)

The adoption of the new guidance had the following effect on our Consolidated Balance Sheet as of March 31, 2009:

	March 31, 2009
	Previously Reported	As Adjusted	Effect of Change
Prepaid and other current assets	$32,734	$32,522	$(212)
Other assets	32,657	32,078	(579)
Accrued expenses	188,186	186,756	(1,430)
Long-term debt and capital lease obligations	385,010	342,991	(42,019)
Long-term deferred tax liability	48,963	63,669	14,706
Additional paid-in capital	385,872	416,481	30,609
Accumulated earnings	243,763	241,106	(2,657)

The adoption of the new guidance, had no effect on our Consolidated Statement of Cash Flows for the six months ended September 28, 2008.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of September 27, 2009 and March 31, 2009, respectively:

	September 27, 2009	March 31, 2009
Principal	$172,500	$172,500
Unamortized discount	(39,356)	(42,019)

Net carrying amount	$133,144	$130,481

As of September 27, 2009, the remaining discount will be amortized over a period of 68 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is approximately $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

The effective interest rate on the liability component of the Convertible Notes is 8.50% for the quarters ended September 27, 2009 and September 28, 2008. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,345 and $1,237, respectively, during the three months ended September 27, 2009 and September 28, 2008, and $2,662 and $1,709, respectively, during the six months ended September 27, 2009 and September 28, 2008.

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

At September 27, and March 31, 2009, there was $213,750 and $216,563, respectively, outstanding under the new Term A Loan and there were no borrowings under the revolving credit facility.

At September 27, and March 31, 2009, there were $20,744 and $28,612, respectively, of borrowings outstanding outside the United States.

Obligations under the new senior secured credit facility are secured by substantially all of our existing and hereafter acquired assets located in the United States, including substantially all of the capital stock of our United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of our foreign subsidiaries that are owned by our United States companies. The Company’s credit agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, repurchasing the Company’s common stock, paying dividends and certain other actions. At September 27, 2009, the Company was in compliance with all such covenants.

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

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

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

Amendments of Credit Agreements

On October 16, 2008, the Company amended its Euro 25,000 Credit Agreement in order to incorporate into the agreement, changes and covenants from the new $350,000 senior secured credit facility and change the guarantor from EnerSys Capital Inc. to EnerSys.

On May 16, 2008, the Company completed the Fifth Amendment to the $480,000 Senior Secured Credit Agreement, which allowed for the issuance of up to $205,000 of unsecured indebtedness. The proceeds from the unsecured indebtedness were required to be used to pay down the senior secured Term Loan B. On May 28, 2008, the Company used the net proceeds of $168,200 from the Convertible Notes to pay down a portion of the senior secured Term Loan B.

On May 15, 2008, the Company amended its Euro 25,000 Credit Agreement to allow for the issuance of up to $205,000 of unsecured indebtedness. The proceeds from the unsecured indebtedness were required to be used to pay down the senior secured Term Loan B. Additionally, the amendment authorized the Company to enter into a new $350,000 U.S. Credit Agreement on terms substantially similar to the existing Credit Agreement.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 12: RETIREMENT PLANS

The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans.

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$66	$76	$160	$949
Interest cost	159	147	643	700
Expected return on plan assets	(123)	(160)	(320)	(445)
Amortization and deferral	82	45	4	—

Net periodic benefit cost	$184	$108	$487	$1,204

	United States Plans		International Plans
	Six fiscal months ended		Six fiscal months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$133	$151	$310	$1,942
Interest cost	318	292	1,258	1,434
Expected return on plan assets	(246)	(319)	(628)	(912)
Amortization and deferral	163	89	8	—

Net periodic benefit cost	$368	$213	$948	$2,464

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Six fiscal months ended		Six fiscal months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Discount rate	6.0%	6.0%	4.3 - 6.0%	4.3 - 6.0%
Expected return on plan assets	8.0%	8.0%	5.5 - 7.5%	5.5 - 8.0%
Rate of compensation increase	N/A	N/A	2.0 - 3.5%	2.0 - 3.0%

The Company presently anticipates contributing a total of approximately $1,600 to its defined benefit pension plans in fiscal 2010, based on current actuarial information.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement.

NOTE 13: EQUITY INCENTIVE PLANS

At September 27, 2009, the Company maintained three equity incentive plans: the 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan, that reserve 11,289,232 shares of the Company’s common stock for the grant of various classes of equity including nonqualified stock options, restricted stock, restricted stock units and other forms of equity-based compensation. The Company’s equity incentive plans are used to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. As of September 27, 2009, the Company had 1,190,555 shares available for future grants.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

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

The Company recognized equity-based compensation expense associated with stock option grants of $1,060, with a related tax benefit of $318, for the second fiscal quarter of 2010, and $584, with a related tax benefit of $189, for the second fiscal quarter of 2009. The Company recognized equity-based compensation expense associated with stock option grants of $1,741, with a related tax benefit of $522, for the six fiscal months of 2010, and $974, with a related tax benefit of $281, for the six fiscal months of 2009. For the full fiscal year 2009, the Company recognized equity-based compensation expense associated with stock option grants of $1,906, with a related tax benefit of $636.

The following table summarizes the Company’s stock option activity during the six fiscal months ended September 27, 2009:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2009	2,643,175	4.2	$16.70	$1,752
Granted	539,506		16.21	—
Exercised	(202,544)		11.01	2,057
Cancelled	(5,661)		18.25	—

Options outstanding as of September 27, 2009	2,974,476	4.4	$17.00	$17,463

Options exercisable as of September 27, 2009	2,114,204	3.1	$16.03	$13,946

Options expected to vest as of March 31, 2010	162,742	2.2	$16.19	$901

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

The following table summarizes information regarding stock options outstanding and exercisable at September 27, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.01-15.00	1,279,307	3.2	$11.13	1,269,265	$11.11
$15.01-20.00	804,028	7.5	16.88	129,938	18.23
$20.01-25.00	484,863	2.4	21.86	484,863	21.86
$25.01-30.00	142,072	1.6	29.36	142,072	29.36
Over $30.00	264,206	8.7	30.19	88,066	30.19

	2,974,476	4.4	$17.00	2,114,204	$16.03

A summary of the status of the Company’s non-vested options as of September 27, 2009, and changes during the six fiscal months ended September 27, 2009, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at March 31, 2009	503,847	$9.80
Granted	539,506	7.41
Vested	(183,081)	9.51
Forfeited	—	—

Non-vested at September 27, 2009	860,272	$8.36

Restricted Stock

In fiscal 2006, the Company approved grants of 263,282 shares of restricted stock at a weighted average fair market value on the date of grants of $13.18 per share. In fiscal 2007, the Company approved grants of 9,000 shares of restricted stock at a weighted average fair market value on the date of grants of $16.11 per share. Restricted stock was granted at the fair market value of the Company’s common stock on the date of grant and vests 25% per year over a four-year period from the date of grant.

At September 27, and March 31, 2009, respectively, 63,201 and 64,452 shares of restricted stock were outstanding.

The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of $32, with a related tax benefit of $9, for the second fiscal quarter of 2010 and $114, with a related tax benefit of $36, for the second fiscal quarter of 2009. The Company recognized equity-based compensation expense associated with the vesting of restricted stock grants of $109, with a related tax benefit of $33, for the six fiscal months of 2010, and $229, with a related tax benefit of $66, for the six fiscal months of 2009. For the full fiscal year 2009, the Company recognized equity-based compensation expense associated with the vesting of restricted stock grants of $460, with a related tax benefit of $152.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

Restricted Stock Units

The Company approved grants to management and other key employees of 366,367 restricted stock units on May 18, 2009, at the fair market value on that date of $16.20 per share, 226,210 restricted stock units on May 21, 2008, at the fair market value on that date of $30.19 per share and 141,140 restricted stock units on May 29, 2007, at the fair market value on that date of $18.25 per share. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant. The Company approved grants to non-employee directors of 19,089 restricted stock units, which were granted on August 10, 2009, at the fair market value on that date of $22.00 per share, and 18,404 restricted stock units, which were granted on August 28, 2008, at the fair market value on that date of $26.08 per share. These restricted stock units vest and become exercisable thirteen months from the date of grants.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units of $1,045, with a related tax benefit of $313, for the second fiscal quarter of 2010, and of $721, with a related tax benefit of $233, for the second fiscal quarter of 2009. The Company recognized equity-based compensation expense associated with the vesting of restricted stock units of $1,892, with a related tax benefit of $568, for the six fiscal months of 2010, and $1,257, with a related tax benefit of $362, for the six fiscal months of 2009. For the full fiscal year 2009, the Company recognized equity-based compensation expense associated with the vesting of restricted stock unit grants of $2,655, with a related tax benefit of $893.

All Award Plans

As of September 27, 2009, unrecognized compensation expense associated with the non-vested equity incentive awards outstanding was $17,031 and is expected to be recognized over a weighted average period of 36 months.

Employee Stock Purchase Plan

On July 26, 2004, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”). The ESPP was amended by the Board of Directors on November 9, 2004. This ESPP is considered by the Company to be non-compensatory and no compensation expense is recorded when shares are issued under the ESPP.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 14: EARNINGS PER SHARE

Net earnings per share—basic is based on the weighted average number of shares of the Company’s common stock outstanding. Net earnings per share—diluted gives effect to all dilutive potential common shares that were outstanding during the period. At September 27, 2009 and September 28, 2008, the Company had outstanding stock options, restricted stock and restricted stock units that could potentially dilute basic earnings per share in the future. Weighted average common shares—basic and common shares—diluted were as follows:

	Fiscal quarters ended		Six fiscal months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Weighted average shares of common stock outstanding—basic	48,031,005	49,578,424	47,983,703	49,454,074
Assumed exercise of stock options, net of shares assumed reacquired	807,155	1,043,017	662,724	1,110,405

Weighted average common shares—diluted	48,838,160	50,621,441	48,646,427	50,564,479

Antidilutive options and unvested restricted stock and restricted stock units not included in weighted average common shares—diluted	1,698,256	142,072	1,784,268	274,175

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $172,500 Convertible Notes that the Company sold in May 2008, is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the second fiscal quarter and six fiscal months of 2010 and 2009, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

NOTE 15: SECONDARY OFFERING

In August 2009, certain of the Company’s stockholders sold 3,200,000 shares of the Company’s common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by those stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

In May 2008, concurrently with the Convertible Notes offering, certain of the Company’s stockholders sold 3,690,000 shares of the Company’s common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by those stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

The Company did not receive any proceeds from the common stock offerings; however, under the terms of its securityholder agreement, the Company did incur fees related to the offerings of $150 in the six fiscal months of 2010 and $330 in the six fiscal months of 2009.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 16: BUSINESS SEGMENTS

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

The following table provides selected financial data for the Company’s reportable business segments:

	Reserve Power	Motive Power	Consolidated
Fiscal quarter ended September 27, 2009:
Net sales	$198,053	$169,272	$367,325

Total operating earnings	$22,988	$2,161	$25,149

Fiscal quarter ended September 28, 2008:
Net sales	$246,052	$280,702	$526,754

Total operating earnings	$26,412	$17,472	$43,884

Six fiscal months ended September 27, 2009:
Net sales	$380,832	$326,758	$707,590

Total operating earnings	$42,421	$2,262	$44,683

Six fiscal months ended September 28, 2008:
Net sales	$504,842	$613,980	$1,118,822

Total operating earnings	$53,583	$38,355	$91,938

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of customers. The following represent the net sales to unaffiliated customers of our country of domicile and the other top four countries which collectively comprise approximately 70% of our consolidated net sales for the periods presented:

	Fiscal quarters ended		Six fiscal months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
United States	$149,252	$201,103	$286,672	$406,749
Germany	38,372	64,501	71,137	141,990
France	33,511	52,884	68,202	115,099
Italy	17,990	31,594	37,570	76,645
United Kingdom	19,989	30,511	38,116	68,003

NOTE 17: SUBSEQUENT EVENTS

The Company evaluated subsequent events through October 29, 2009, the date and time this Quarterly Report on Form 10-Q statement was issued, according to the guidance for subsequent events. No significant subsequent events were noted in the period.

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

Uncertain Economic Climate

Market conditions in our industry had generally remained strong through the first quarter of our last fiscal year. The economic climate has since deteriorated with worldwide industrial production and capital spending slowing, both of which have an impact on customer demand, the volatility of commodity costs and foreign currency exchange rates, access to capital funding and availability of credit. As explained below, we have taken numerous steps to restructure our manufacturing base to minimize our production costs and have taken steps to bolster our financial liquidity. We believe we have the capital available to meet our business needs and to continue to remain aggressive in pursuing further acquisition opportunities.

Volatility of Commodities

Volatility of commodity costs, foreign currency exchange rates and customer demand have caused large swings in our production costs. In addition, as the economy improves in future periods, we anticipate that our commodity costs may be subject to inflationary cost increases. During the last three fiscal years, the costs of our raw materials, of which lead is the primary one, have fluctuated significantly. Our estimated lead cost due to decreases in average lead prices in the six fiscal months of 2010 from the six fiscal months of 2009 was a decrease of approximately $99 million.

Customer Pricing

We have been subjected to pricing pressures over the past several years. We anticipate continuing competitive pricing pressure as Chinese and other foreign producers expand their export capacity and increase their marketing presence in our major United States and European markets. Additionally, in our current environment, lower activity has weakened customer demand, and this may contribute to additional pricing pressures.

Our selling prices had increased substantially during the last several years to partially offset the higher cost of commodities. However, beginning in the second fiscal quarter of 2009, as a result of reductions in the cost of lead, our average selling prices began to decline as measured on a sequential quarterly basis. As the cycle of lead costs turned upward in the early part of calendar year 2009, we began to increase average selling prices to help offset the higher costs. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Cost Savings Initiatives-Restructuring

To minimize the impacts discussed above, we have taken actions to further rationalize our production facilities and move capacity to lower cost facilities.

Cost savings programs remain a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing and raw materials costs and our operating expenses, primarily selling, general and administrative. We view the current economic climate as a time for us to continue to further consolidate operations and undertake additional restructuring of our business.

Our fiscal 2008 European restructuring programs, primarily related to the Energia acquisition, and the 2009 restructuring program, primarily related to our Italian operation, are examples of such cost savings initiatives. We anticipated reduced demand for certain of our products and services as a result of global economic conditions, and we took numerous steps to address this downturn.

Our operating results for the six fiscal months of 2010 reflect some of the benefits of those actions with the remainder to be experienced in future periods. We believe that these restructuring actions will have a favorable pre-tax earnings impact of approximately $33 million, or $0.48 per share, on an annualized basis when fully implemented by the end of fiscal 2011.

Liquidity and Capital Resources

The worldwide deterioration in the economic climate has been a major concern in the past year and a half. However, we took actions near the beginning of fiscal 2009 that, we believe, helped position us to weather the current economic downturn. See the discussion in Note 11 to Consolidated Condensed Financial Statements in Item 1 above for a more complete description of our $172.5 million Convertible Notes, and the impact of our retrospective adoption of the guidance for convertible debt instruments that may be settled in cash upon conversion.

Also, immediately following the closing of the $172.5 million Convertible Notes issue, we commenced refinancing the outstanding combined balance of the senior secured Term Loan B and our existing revolving credit facility of $300 million, with a new $350 million senior secured facility comprising a $225 million Term A Loan and a new $125 million revolving credit facility. Our solid performance in earnings and cash flow during fiscal 2009 provided us with the opportunity to repurchase 1.8 million of our outstanding common shares at a cost of $19.8 million, which we expect will improve our future earnings per share performance.

In addition, as of September 27, 2009, we believe we have a sound capital structure and substantial liquidity for our current operations, with $219 million of cash and short term investments, approximately $130 million of undrawn, committed credit lines, and over $130 million of uncommitted credit lines. We believe that we have the financial resources to weather the current economic downturn and the capital available to remain active in pursuing further acquisition opportunities.

RESULTS OF OPERATIONS

NET SALES

	Fiscal quarter ended September 27, 2009		Fiscal quarter ended September 28, 2008		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve power	$198.0	53.9%	$246.1	46.7%	$(48.1)	(19.5)%
Motive power	169.3	46.1	280.7	53.3	(111.4)	(39.7)

Total	$367.3	100.0%	$526.8	100.0%	$(159.5)	(30.3)%

	Six fiscal months ended September 27, 2009		Six fiscal months ended September 28, 2008		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve power	$380.8	53.8%	$504.8	45.1%	$(124.0)	(24.6)%
Motive power	326.8	46.2	614.0	54.9	(287.2)	(46.8)

Total	$707.6	100.0%	$1,118.8	100%	$(411.2)	(36.8)%

	Fiscal quarter ended September 27, 2009		Fiscal quarter ended September 28, 2008		Increase (Decrease)
Current quarter by region	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe (1)	$168.0	45.7%	$266.1	50.5%	$(98.1)	(36.8)%
Americas	164.5	44.8	221.9	42.1	(57.4)	(25.8)
Asia	34.8	9.5	38.8	7.4	(4.0)	(10.5)

Total	$367.3	100.0%	$526.8	100.0%	$(159.5)	(30.3)%

	Six fiscal months ended September 27, 2009		Six fiscal months ended September 28, 2008		Increase (Decrease)
Year to date by region	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe (1)	$324.2	45.8%	$586.3	52.4%	$(262.1)	(44.7)%
Americas	314.8	44.5	451.2	40.3	(136.4)	(30.2)
Asia	68.6	9.7	81.3	7.3	(12.7)	(15.6)

Total	$707.6	100.0%	$1,118.8	100.0%	$(411.2)	(36.8)%

(1)	Includes Europe, Middle East and Africa

Net sales decreased $159.5 million or 30.3% in the second fiscal quarter of 2010 and decreased $411.2 million or 36.8% in the six fiscal months of 2010 over the comparable periods in fiscal 2009. Declining foreign currencies, primarily the euro compared to the U.S. dollar, resulted in a 3% decrease in net sales in the second fiscal quarter of 2010 and a 4% decrease in the six fiscal months of 2010, over the comparable periods in fiscal 2009. The euro exchange rate to the U.S. dollar averaged 1.44 ($/ €) in the second fiscal quarter of 2010 and 1.41 ($/ €) in the six fiscal months of 2010, compared to 1.50 ($/ €) in the second fiscal quarter of 2009 and 1.54 ($/ €) in the six fiscal months of 2009.

Approximately 6% of the decrease in our sales in both the second fiscal quarter and six fiscal months of 2010 over the comparable periods in fiscal 2009 are attributable to selling price reductions.

The organic change in sales (sales change excluding the effects of foreign currency translation and price increases) was a decrease of 21% in the second fiscal quarter of fiscal 2010, and a decrease of 27% in the six fiscal months of 2010 from the comparable period in fiscal 2009.

Segments

Sales in our motive power segment in the second fiscal quarter and six fiscal months of 2010, decreased $111.4 million or 39.7% and $287.2 million or 46.8%, respectively, compared to the comparable periods of the prior year. Our motive power segment experienced the effects of the global economic decline with a decrease of approximately 31% in organic volume in the second fiscal quarter of 2010. The motive power segment also experienced a 6% reduction in selling prices and a 3% decrease from the effects of declining foreign currencies, compared to the comparable quarter of the fiscal 2009. In the six fiscal months of 2010, organic volume reduction was approximately 37% with selling prices decreasing by 6% and declining foreign currencies contributing 4%.

Sales in our reserve power segment in the second fiscal quarter and six fiscal months of 2010 decreased $48.1 million or 19.5% and $124.0 million or 24.6%, respectively, compared to the comparable periods of the prior year. In the second fiscal quarter of 2010, price reductions contributed 6% of the decrease, declining foreign currencies contributed 3%, and organic volume decline contributed approximately 10% to reserve power sales decline. In the six fiscal months of 2010, lower organic volume was approximately 15%, declining foreign currencies contributed 4%, and selling price reduction contributed 6%, compared to the comparable six months of the prior year.

Regions

The poor macro-economic market conditions worldwide have reduced industrial production and capital spending, and both have a significant impact on our unit sales volume. All of our regions experienced net sales reductions in the second fiscal quarter and six fiscal months of 2010, compared to the comparable periods of 2009.

Our Europe region’s revenue decreased $98.1 million or 36.8% in the second fiscal quarter of 2010, as compared to the second fiscal quarter of 2009, primarily due to lower organic volume which contributed approximately a 25% reduction. Declining European currencies resulted in approximately a 5% reduction, and price reductions contributed approximately 7% to the decline. Our Europe region’s revenue decreased $262.1 million or 44.7% in the six fiscal months of 2010, as compared to the six fiscal months of 2009, primarily due to lower organic volume which contributed approximately a 31% reduction. Declining European currencies resulted in approximately a 7% reduction, and price reductions contributed approximately 7% to the decline.

Our Americas region’s revenue decreased $57.4 million or 25.8% in the second fiscal quarter of 2010, as compared to the second fiscal quarter of 2009, primarily due to lower organic volume which contributed approximately a 21% reduction and reduced prices contributed approximately a 4% reduction. Our Americas region’s revenue decreased $136.4 million or 30.2% in the six fiscal months of 2010, as compared to the six fiscal months of 2009, primarily due to lower organic volume which contributed approximately a 26% reduction and reduced prices contributed approximately a 3% reduction.

Our Asia region’s revenue decreased $4.0 million or 10.5% in the second fiscal quarter of 2010, as compared to the second fiscal quarter of 2009, primarily due to lower organic volume which contributed approximately a 2% reduction and reduced prices contributed approximately a 9% reduction. Our Asia region’s revenue decreased $12.7 million or 15.6% in the six fiscal months of 2010, as compared to the six fiscal months of 2009, primarily due to lower organic volume which contributed approximately a 1% reduction and reduced prices contributed approximately a 14% reduction.

GROSS PROFIT

	Fiscal quarter ended September 27, 2009		Fiscal quarter ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$88.6	24.1%	$109.0	20.7%	$(20.4)	(18.7)%

	Six fiscal months ended September 27, 2009		Six fiscal months ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$166.1	23.5%	$221.6	19.8%	$(55.5)	(25.0)%

Gross profit decreased 18.7% or $20.4 million in the second fiscal quarter of 2010, and decreased 25.0% or $55.5 million in the six fiscal months of 2010 when compared to the second fiscal quarter and six fiscal months of 2009.

Gross profit as a percentage of net sales improved on a sequential quarterly basis in six of the last seven fiscal quarters. In the second quarter of 2010, gross profit as a percentage of net sales improved on a sequential quarterly basis by 130 basis points to 24.1%, primarily due to the effects of higher volume.

Gross profit percentage of net sales improved 340 basis points in the second fiscal quarter of 2010, in comparison to the second fiscal quarter of 2009. The increase in the second fiscal quarter of 2010 gross profit percentage is primarily attributed to product mix, lower commodity costs and on-going cost reduction programs, which were partially offset by lower selling prices, as discussed below.

We estimate that the cost of lead alone, our most significant raw material, decreased our cost of sales by $45 million and $99 million, respectively, in second fiscal quarter and six fiscal months of 2010, compared to the comparable periods in fiscal 2009.

Our selling price reductions of $31 million and $62 million were less than our commodity cost decreases by approximately $14 million and $37 million, respectively, in the second fiscal quarter and in the six fiscal months of 2010.

Our sales initiatives will continue to emphasize pricing activities to improve gross profit and continue to focus on improving product mix to higher margin products.

Additionally, we remain highly focused on our long-standing and on-going cost reduction programs which continue to be highly effective in reducing our costs. This was a significant factor in the improvement of our gross profit percentages in the second fiscal quarter of 2010 to 24.1% and to 23.5% in the six fiscal months of 2010.

OPERATING ITEMS

	Fiscal quarter ended September 27, 2009		Fiscal quarter ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$60.3	16.4%	$64.1	12.2%	$(3.8)	(6.0)%

Restructuring charges	$3.2	0.9%	$1.0	0.2%	$2.2	N/A

	Six fiscal months ended September 27, 2009		Six fiscal months ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$114.7	16.2%	$134.0	12.0%	$(19.3)	(14.4)%

Gain on sale of manufacturing facility	$—	—%	$(10.9)	(1.0)%	$10.9	NA

Restructuring charges	$6.7	0.9%	$3.1	0.3%	$3.6	NA

Legal proceedings charge	$—	—%	$3.4	0.3%	$(3.4)	NA

Operating expenses, excluding the effect of foreign currency translation, decreased 3.0% or $1.9 million in the second fiscal quarter of 2010 and decreased 0.8% or $1.0 million in the six fiscal months of 2010, when compared to the comparable periods of 2009, due primarily to lower sales volume. Operating expenses as a percentage of net sales increased 420 basis points in the second fiscal quarter and six fiscal months of 2010, in comparison to the comparable periods in fiscal 2009. Selling expenses, our main component of operating expenses, were 55.8% and 58.6% of total operating expenses in the second fiscal quarter and the six fiscal months of 2010, respectively, compared to 63.0% and 62.8%, respectively of total operating expenses in the second fiscal quarter and the six fiscal months of 2009.

We have not been able to reduce selling expenses and operating costs as rapidly as sales have fallen. However, we continue to focus on expense saving initiatives and to further reducing our operating expenses.

Gain on sale of manufacturing facility

Included in our six fiscal months of 2009 operating results are $10.9 million of highlighted gains resulting from the sale of our manufacturing facility in Manchester, England. Included in the gain was the release of $6.6 million of environmental reserves established through purchase accounting of the ESG acquisition in fiscal 2002. The sale of the facility was a planned element of the ongoing European restructuring program and is consistent with our strategy to migrate our production to lower cost facilities.

Restructuring charges

Included in our second fiscal quarter and six fiscal months of 2010 operating results are $3.2 million and $6.7 million, respectively, of highlighted restructuring charges primarily for staff reductions made in Europe and the Americas.

Included in our second fiscal quarter and six fiscal months of 2009 operating results are $1.0 million and $3.1 million, respectively, of highlighted restructuring charges primarily for staff reductions made in Europe.

Legal proceedings charge

Included in our six fiscal months of 2009 operating results were $3.4 million of highlighted expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that our French subsidiary, EnerSys Sarl, was partially responsible for a 1999 fire in a French hotel under construction. The fire occurred prior to the acquisition of EnerSys Sarl in 2002. The Company has appealed this ruling.

OPERATING EARNINGS

	Fiscal quarter ended September 27, 2009		Fiscal quarter ended September 28, 2008		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage
Reserve power	$23.7	12.0%	$26.6	10.8%	$(2.9)	(11.0)%
Motive power	4.6	2.7	18.3	6.5	(13.7)	(74.5)

Subtotal	28.3	7.7	44.9	8.5	(16.6)	(36.9)
Restructuring charges-Reserve	(0.7)	(0.3)	(0.2)	(0.1)	(0.5)	NA
Restructuring charges-Motive	(2.5)	(1.5)	(0.8)	(0.3)	(1.7)	NA

Total operating earnings	$25.1	6.8%	$43.9	8.3%	$(18.8)	(42.8)%

	Six fiscal months ended September 27, 2009		Six fiscal months ended September 28, 2008		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage
Reserve power	$44.5	11.7%	$47.6	9.4%	$(3.1)	(6.4)%
Motive power	6.9	2.1	40.0	6.5	(33.1)	(82.8)

Subtotal	51.4	7.3	87.6	7.8	(36.2)	(41.3)
Gain on sale of manufacturing facility-Reserve	—	—	10.9	2.2	(10.9)	NA
Restructuring charges-Reserve	(2.1)	(0.4)	(1.5)	(0.3)	(0.6)	(40.0)
Restructuring charges-Motive	(4.6)	(1.5)	(1.7)	(0.3)	(2.9)	NA
Legal proceedings charge-Reserve	—	—	(3.4)	(0.7)	3.4	NA

Total operating earnings	$44.7	6.3%	$91.9	8.2%	$(47.2)	(51.4)%

	Fiscal quarter ended September 27, 2009		Fiscal quarter ended September 28, 2008		Increase (Decrease)
Current quarter by region	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage
Europe (1)	$1.4	0.8%	$20.2	7.6%	$(18.8)	(93.3)%
Americas	22.2	13.5	21.2	9.5	1.0	0.5
Asia	4.7	13.5	3.5	8.9	1.2	36.2

Subtotal	28.3	7.7	44.9	8.5	(16.6)	(36.9)
Restructuring charges-Europe	(3.2)	(1.9)	(1.0)	(0.4)	(2.2)	NA

Total operating earnings	$25.1	6.8%	$43.9	8.3%	$(18.8)	(42.8)%

	Six fiscal months ended September 27, 2009		Six fiscal months ended September 28, 2008		Increase (Decrease)
Year to date by region	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage of Total Net Sales(2)	In Millions	Percentage
Europe (1)	$2.0	0.6%	$45.7	7.8%	$(43.7)	(95.6)%
Americas	38.0	12.1	35.2	7.8	2.8	8.0
Asia	11.4	16.6	6.7	8.3	4.7	70.0

Subtotal	51.4	7.3	87.6	7.8	(36.2)	(41.3)
Gain on sale of manufacturing facility- Europe	—	—	10.9	1.9	(10.9)	NA
Restructuring charges- Europe	(6.0)	(1.8)	(3.2)	(0.6)	(2.8)	(87.5)
Restructuring charges- Americas	(0.7)	(0.3)	—	—	(0.7)	NA
Legal proceedings charge- Europe	—	—	(3.4)	(0.3)	3.4	NA

Total operating earnings	$44.7	6.3%	$91.9	8.2%	$(47.2)	(51.4)%

(1)	Includes Europe, Middle East and Africa
(2)	The percentages shown for the regions and segments are computed as a percentage of the applicable region or segment’s net sales.

Operating earnings decreased 42.8% or $18.8 million in the second fiscal quarter of 2010 and decreased 51.4% or $47.2 million in the six fiscal months of 2010, in comparison to the second fiscal quarter and six fiscal months of 2009. Operating earnings as a percentage of net sales as shown in the table above, decreased 150 basis points in the second fiscal quarter of 2010, and decreased 190 basis points in the six fiscal months of 2010, when compared to the comparable periods of 2009.

Operating earnings in the second fiscal quarter and six fiscal months of 2010 included $3.2 million and $6.7 million, respectively, of highlighted restructuring charges. Operating earnings in the second fiscal quarter and six months of 2009 included $1.0 million of highlighted charges and a net favorable $4.3 million of highlighted credits and charges, respectively, as shown in the table above. In addition, as discussed above, our operating earnings were significantly affected by a decline in sales volume and selling prices; partially offset by lower raw material costs and our continuing cost savings programs.

Operating earnings decreased 11.0% in our reserve power business in the second fiscal quarter of 2010 in comparison to the comparable quarter in the prior year, while the operating margin increased 120 basis points to 12.0%. Despite a $48.1 million reduction, or 19.5%, in net sales, we realized a significant improvement in margins, primarily attributable to improved product mix, cost reduction initiatives, and falling commodity costs. Operating earnings decreased 74.5% in our motive power business in the second fiscal quarter of 2010 in comparison to the comparable quarter in the prior year, with the operating margin decreasing 380 basis points to 2.7%. The primary reason for this decline in earnings and operating margins was the $111.4 million reduction, or 39.7%, in net sales in the quarter, as motive power demand has fallen dramatically due to the global economic recession.

Operating earnings decreased 93.3% in our Europe region in the second fiscal quarter of 2010 in comparison to the comparable quarter in the prior year, with the operating margin decreasing 680 basis points to 0.8%. This significant reduction in our Europe region earnings is primarily attributable to a $98.1 million reduction, or 36.8%, in net sales, as European macro-economic conditions remained very weak.

Operating earnings in our Americas region increased 0.5% in the second fiscal quarter of 2010 in comparison to the comparable quarter in the prior year, with the operating margin increasing 400 basis points to 13.5%, despite a $57.4 million reduction, or 25.8%, in net sales, primarily from better product mix, cost reduction initiatives and improved commodity cost/price realization.

Operating earnings in our Asia region increased 36.2% in the second fiscal quarter of 2010, with the operating margin increasing 460 basis points to 13.5%. The significant improvement in Asia’s earnings was primarily attributable to cost improvement initiatives and improved commodity cost/price realization.

Operating earnings decreased 6.4% in our reserve power business in the six fiscal months of 2010 in comparison to the comparable period in the prior year, with the operating margin increasing 230 basis points to 11.7%. Despite a $124.0 million reduction, or 24.6%, in net sales, we realized a significant improvement in margins, primarily attributable to improved product mix, cost reduction initiatives, and falling commodity costs. Operating earnings decreased 82.8% in our motive power business in the six fiscal months of 2010, in comparison to the comparable period in the prior year, with the operating margin decreasing 440 basis points to 2.1%. The primary reason for this decline in earnings and operating margins was the $287.2 million reduction, or 46.8%, in net sales in the period, as motive power demand has fallen dramatically due to the global economic recession.

Operating earnings decreased 95.6% in our Europe region in the six fiscal months of 2010 in comparison to the comparable period in the prior year, with the operating margin decreasing 720 basis points to 0.6%. This significant reduction in Europe earnings is primarily attributable to a $262.1 million reduction, or 44.7%, in net sales, as European macro-economic conditions remained very weak.

Operating earnings in our Americas region increased 8.0% in the six fiscal months of 2010 in comparison to the comparable period in the prior year, while the operating margin increased 430 basis points to 12.1%. Earnings improved in our Americas region despite a $136.4 million reduction, or 30.2%, in net sales, primarily from better product mix, cost reduction initiatives and improved commodity cost/price realization.

Operating earnings in our Asia region increased 70.0% in the six fiscal months of 2010 in comparison to the comparable period in the prior year, with the operating margin increasing 830 basis points to 16.6%. The significant improvement in our Asia region earnings was primarily attributable to cost improvement initiatives and improved commodity cost/price realization and a $1 million gain from the sale of assets. Earnings improved in our Asia region despite of a $12.7 million reduction, or 15.6%, in net sales, primarily from better product mix, cost reduction initiatives and improved commodity cost/price realization.

INTEREST EXPENSE

	Fiscal quarter ended September 27, 2009		Fiscal quarter ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$5.6	1.5%	$7.0	1.3%	$(1.4)	(20.0)%

	Six fiscal months ended September 27, 2009		Six fiscal months ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$11.0	1.6%	$13.6	1.2%	$(2.6)	(19.1)%

Interest expense of $5.6 million in the second fiscal quarter of 2010 (net of interest income of $0.2 million) was $1.4 million lower than the $7.0 million in the second fiscal quarter of 2009 (net of interest income of $0.3 million). Interest expense of $11.0 million in the six fiscal months of 2010 (net of interest income of $0.4 million) was $2.6 million lower than the $13.6 million (net of interest income of $0.5 million) in the six fiscal months of 2009.

The decrease in interest expense in the second fiscal quarter and six fiscal months of 2010 compared to the comparable periods in fiscal 2009 is attributed primarily to lower borrowing levels resulting from strong net cash provided by operating activities and lower interest rates.

Our average debt outstanding (less the Convertible Notes discount) was $365.6 million and $369.3 million, respectively, in the second fiscal quarter and six fiscal months of 2010, compared to our average debt outstanding (less the Convertible Notes discount) of $406.1 million and $409.4 million, respectively, in the second fiscal quarter and six fiscal months of 2009. Included in our average debt outstanding was the Convertible Note discount of $40.3 million and $41.0 million, respectively in the second fiscal quarter and six fiscal months of 2010 and $45.4 million and $37.9 million, respectively, in the second fiscal quarter and six fiscal months of 2009.

Our average cash interest rates incurred in the second fiscal quarter and six fiscal months of 2010 were 4.3% and 4.3%, respectively, compared to 5.0% and 5.2%, respectively, in the second fiscal quarter and six fiscal months of 2009.

Included in interest expense are non-cash, accreted interest on the Convertible Notes of $1.3 million and $2.7 million, respectively, in the second fiscal quarter and six fiscal months of 2010 and $1.2 million and $1.7 million, respectively, in the second fiscal quarter and six fiscal months of 2009.

Also included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $0.9 million, respectively, in the second fiscal quarter and six fiscal months of 2010, compared to $0.5 million and $0.9 million, respectively, in the second fiscal quarter and six fiscal months of 2009.

CHARGES RELATED TO REFINANCING

	Six fiscal months ended September 27, 2009		Six fiscal months ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Write-off of deferred financing fees	$—	—%	$4.0	0.4%	$(4.0)	NA	%
Loss on termination of interest rate swap agreements	—	—	1.2	0.1	(1.2)	NA

Charges related to refinancing	$—	—%	$5.2	0.5%	$(5.2)	NA	%

In the six fiscal months of 2009, we incurred charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility. These charges included approximately $4.0 million in write offs of deferred financing fees and $1.2 million of losses incurred as a result of the termination of certain interest rate swap agreements.

OTHER EXPENSE, NET

	Fiscal quarter ended September 27, 2009		Fiscal quarter ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$0.8	0.2%	$0.9	0.2%	$(0.1)	(11.1)%

	Six fiscal months ended September 27, 2009		Six fiscal months ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$2.7	0.4%	$3.5	0.3%	$(0.8)	(24.0)%

Other expense, net was $0.8 million in the second fiscal quarter of 2010 compared to $0.9 million in the comparable period of fiscal 2009.

Other expense, net was $2.7 million in the six fiscal months of 2010 compared to $3.5 million in the comparable period of fiscal 2009. This $0.8 million favorable change is primarily attributed to a $0.5 million write off of minority interest losses in the six fiscal months of 2009.

Additionally, the six fiscal months of 2010 and 2009 included $0.1 million and $0.3 million, respectively, of professional fees associated with secondary offerings.

EARNINGS BEFORE INCOME TAXES

	Fiscal quarter ended September 27, 2009		Fiscal quarter ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$18.7	5.1%	$36.0	6.8%	$(17.3)	(48.1)%

	Six fiscal months ended September 27, 2009		Six fiscal months ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$31.0	4.4%	$69.6	6.2%	$(38.6)	(55.5)%

As a result of the above, earnings before income taxes in the second fiscal quarter of 2010 decreased $17.3 million or 48.1% and earnings before income taxes in the six fiscal months of 2010 decreased $38.6 million or 55.5% compared to six fiscal months of 2009. Earnings before income taxes as a percentage of sales were 5.1% and 4.4%, respectively, in the second fiscal quarter and six fiscal months of 2010 in comparison to 6.8% and 6.2%, respectively, in the second fiscal quarter and six fiscal months of 2009.

INCOME TAX EXPENSE

	Fiscal quarter ended September 27, 2009		Fiscal quarter ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$5.8	1.6%	$11.6	2.2%	$(5.8)	(50.0)%

Effective tax rate	31.0%		32.2%		(1.2)%

	Six fiscal months ended September 27, 2009		Six fiscal months ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$9.7	1.4%	$20.0	1.8%	$(10.3)	(51.6)%

Effective tax rate	31.2%		28.7%		2.5%

The effective income tax rates for the second fiscal quarters of 2010 and 2009 were 31.0% and 32.2%, respectively. The rate decrease in the second fiscal quarter of 2010 as compared to the comparable prior year period is due to a change in the mix of earnings to lower tax rate jurisdictions in the second fiscal quarter of 2010. The effective income tax rates for the six fiscal months of 2010 and 2009 were 31.2% and 28.7%, respectively. The rate increase in the six fiscal months of 2010 as compared to the comparable prior year period is primarily due to a lower effective tax rate on the gain from the sale of our manufacturing facility in Manchester, England, and a $1.1 million tax benefit primarily due to the settlement of a foreign tax audit, both occurring during the six fiscal months of 2009.

NET EARNINGS

	Fiscal quarter ended September 27, 2009		Fiscal quarter ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$12.9	3.5%	$24.4	4.6%	$(11.5)	(47.2)%

	Six fiscal months ended September 27, 2009		Six fiscal months ended September 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$21.3	3.0%	$49.6	4.4%	$(28.3)	(57.1)%

As a result of the above, net earnings in the second fiscal quarter of 2010 were $12.9 million (3.5% of net sales), or a decrease of 47.2% compared to net earnings in the second fiscal quarter of 2009 of $24.4 million (4.6% of net sales). Net earnings in the six months of fiscal 2010 were $21.3 million (3.0% of net sales), or a decrease of 57.1% compared to net earnings in the six fiscal months of 2009 of $49.6 million (4.4% of net sales).

Net earnings per common share in the second fiscal quarter of 2010 were $0.27 per basic share and $0.26 per diluted share compared to $0.49 per basic share and $0.48 per diluted share in the second fiscal quarter of 2009. Net earnings per common share in the six fiscal months 2010 were $0.44 per basic and diluted shares, compared to $1.00 per basic and $0.98 per diluted share in the six fiscal months 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In May 2008, the FASB issued new guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. This guidance changed the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the guidance, cash settled convertible securities are separated into their debt and equity components. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability is recorded as additional paid-in capital. As a result, the debt is recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology affects the calculations of net income and earnings per share for many issuers of cash settled convertible securities. This new guidance is effective for financial statements issued by us for the first quarter of fiscal year 2010 and must be applied retrospectively to fiscal 2009.

Accordingly, the adoption of the guidance had an impact on our financial position and results of operations, applied on a retrospective basis: a) the separation of our convertible debt into its debt and equity components which reduced long term debt and increased equity by $46.3 million and, b) the accretion of debt discount increased interest expense by a non-cash charge of approximately $1.7 million, retrospectively in the six fiscal months of 2009, increasing to approximately $8 million in fiscal 2015.

There have been no other material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $81.4 million for the six fiscal months of 2010, compared to cash provided of $64.3 million in the comparable period of fiscal 2009.

In the six fiscal months of 2010, cash from operating activities was provided primarily from net earnings of $21.3 million, depreciation of $22.5 million and $46.5 million from the reduction in primary working capital.

In the six fiscal months of 2009, cash from operating activities was provided primarily from net earnings of $49.6 million, depreciation of $26.0 million and an increase in accrued expenses of $10.0 million, partially offset by the negative effects of $10.2 million used for primary working capital and a $10.9 million adjustment to reconcile net earnings to net cash provided by operating activities, related to the gain on sale of a manufacturing facility in Manchester, England.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $417.4 million (yielding a primary working capital percentage of 28.4%) at September 27, 2009, $437.9 million (yielding a primary working capital percentage of 27.8%) at March 31, 2009, and $562.8 million (yielding a primary working capital percentage of 26.7%) at September 28, 2008. The primary working capital percentage of 28.4% at September 27, 2009 is 0.6 percentage points above that for March 31, 2009, and 1.7 percentage points above that for the prior year quarter.

Primary working capital decreased during the six fiscal months of 2010, due to an increase in accounts payable and a decrease in trade receivables, partially offset by the increase in inventory. Trade receivables decreased as a result of lower sales, but increased as a percentage of annualized sales. We recognize there is additional credit risk in the current economic environment and we are taking appropriate steps to mitigate this risk. However, we do not believe the increase in credit risk in the six fiscal months of 2010 is material to our overall business. Since March 31, 2009, we increased our reserve for bad debts by approximately $2.8 million, to a level that we believe is adequate at this time. Over the past year, we significantly reduced inventory levels as demand softened and we are continuing to adjust production levels and inventory balances to correspond with changes in demand. We increased inventory a modest amount during the six fiscal months ended September 27, 2009, after excluding the effect of declining foreign currencies. Despite the favorable decrease in primary working capital during the six fiscal months of 2010, the primary working capital percentage increased 0.6 percentage points, reflecting a 30% decrease in annualized sales resulting from the slowdown in global commerce.

Primary working capital and primary working capital percentages at September 27, 2009, March 31, 2009 and September 28, 2008 are computed as follows:

Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital%
	(in millions)
September 27, 2009	$351.6	$227.9	$(162.1)	$417.4	$1,469.2	28.4%
March 31, 2009	356.2	209.3	(127.6)	437.9	1,572.6	27.8%
September 28, 2008	464.4	303.8	(205.4)	562.8	2,107.0	26.7%

Investing activities used cash of $22.8 million in the six fiscal months of fiscal 2010, compared to cash used of $19.3 million in the comparable period in fiscal 2009. This increase was primarily due to the proceeds of $7.6 million received in the six fiscal months of 2009, primarily from the sale of the Manchester, England facility. Capital expenditures were $19.8 million in the six fiscal months of 2010, compared to $26.8 million in the six fiscal months of 2009. The capital spending in the six fiscal months of 2010 includes the continuation of a capacity expansion of our thin plate, pure lead manufacturing facilities for which we anticipate spending a total of approximately $50 million on this project before expected completion in fiscal 2010.

Financing activities used cash of $11.0 million in the six fiscal months of 2010, primarily for the repayment of short-term debt. This compares to $21.0 million of cash provided in the comparable period of fiscal 2009. During the six fiscal months fiscal 2009, we repaid $351.4 million borrowed under our prior senior secured credit facility with the issuance of $172.5 million of Convertible Notes, and $225.0 million of Term A loans borrowed under our new $350 million senior secured credit facility. In addition, we repaid $22.9 million of short term debt in the six fiscal months of 2010. The exercise of stock options and the related tax benefits contributed $2.0 million in the six fiscal months of 2010, compared to $10.6 million in the comparable period of fiscal 2009. Finally, in the six fiscal months of the prior year, we made cash payments of $10.5 million for deferred financing costs related to the new Convertible Notes and senior secured credit facility.

As a result of the above, total cash and cash equivalents increased by $55.8 million to $219.0 million in the six fiscal months of 2010 compared to an increase of $65.0 million to $85.6 million in the comparable period of fiscal 2009.

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

RELATED PARTY TRANSACTIONS

In the six fiscal months of 2010, certain of the Company’s stockholders sold 3,200,000 shares of our common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by those stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

In the six fiscal months of 2009, concurrently with the Convertible Notes offering, certain of the our stockholders sold 3,690,000 shares of our common stock in a secondary offering pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by certain of our stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

We did not receive any proceeds from the common stock offerings; however, under the terms of our securityholder agreement, we did incur fees related to the offerings of $0.1 million in the six fiscal months of 2010 and $0.3 million in the six fiscal months of 2009.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At September 27, 2009 and March 31, 2009 such agreements effectively convert $170.0 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the outstanding interest rate swap agreements:

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

In November 2007, we entered into interest rate swap agreements which became effective in May 2008, to fix interest rates on $40.0 million of floating rate debt through May 7, 2013, at 4.435% per year.

In December 2007, we entered into $45.0 million of interest rate swap agreements which became effective in February and May 2008, to fix the interest rates on $20.0 million of floating rate debt through February 22, 2013, at 4.134% per year and to fix the interest rates on $25.0 million of floating rate debt through May 7, 2013, at 4.138% per year.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate% of Lead Requirements (1)
September 27, 2009	$44.1	45.9	$0.96	13%
March 31, 2009	$14.9	29.7	$0.50	7%
September 28, 2008	$33.1	40.5	$0.82	9%

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, approximately 80% of the cost of our lead requirements are known. This takes into account the hedge contracts in place at September 27, 2009, and lead purchased by September 27, 2009 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead per pound over our cost in fiscal 2009 would increase our fiscal 2010 annual total cost of goods sold by approximately $38 million or 4% of annualized six fiscal months of 2010 total cost of goods sold.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products primarily in Bulgaria, China, France, Germany, Mexico, Poland, the United Kingdom and the United States. Over half of our sales and expenses are translated in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in U.S. dollars, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty and Chinese renminbi.

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

Our largest exposure is from the purchase and conversion of U.S. dollar-based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of September 27, 2009 and March 31, 2009, we had entered into a total of $54.6 million and $19.4 million, respectively, as follows:

	September 27, 2009			March 31, 2009
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate% of Annual requirements (1)	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual requirements (1)
Sell euros for U.S. dollars	$ 18.8	$/€1.39	11%	$ 2.0	$/€1.39	1%
Sell euros for Polish zloty	26.3	PLN/€ 4.27	47%	8.4	PLN/€ 4.40	18%
Sell euros for UK pounds	7.3	€/£0.86	31%	6.4	€/£0.91	24%
Sell U.S. dollars for Singapore dollars	—	—	—	2.0	Sgd/$1.51	39%
Other	2.2			0.6

Total	$ 54.6			$ 19.4

(1)	Based on the fiscal year currency requirements.

Foreign exchange translation adjustments are recorded in the Consolidated Condensed Statements of Comprehensive Income.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2009, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
June 29 – July 26, 2009	11,657	$17.15	—	—
July 27 – August 23, 2009	37,260	21.81	—	—
August 24 – September 27, 2009			—	—

Total	48,917	$20.17	—	—

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The 2009 Annual Meeting of Stockholders of the Registrant was held on July 23, 2009.

(b)	The following Class II directors were elected at the annual meeting: Hwan-yoon F. Chung, Arthur T. Katsaros and Gen. Robert Magnus, USMC (Retired)

(c)	The following matters were voted on at the Annual Meeting:

Proposal 1:	Election of Directors

	Number of Votes Cast
Name of Director	For	Withheld	Abstentions	Broker Non-Votes
Hwan-yoon F. Chung	42,027,315	3,120,333	NA	NA
Arthur T. Katsaros	42,432,971	2,714,677	NA	NA
Gen. Robert Magnus, USMC (Retired)	44,227,703	919,945	NA	NA

Proposal 2:	Ratification of the appointment of Ernst & Young LLP as the Company’s registered public accounting firm for the fiscal year ending March 31, 2010.

Number of Votes Cast
For	Against or Withheld	Abstentions	Broker Non-Votes
44,724,666	399,494	23,487	—

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Vice President & Corporate Controller
(Functioning as Principal Financial Officer at the date of this report)

Date: October 29, 2009

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