Form 10-Q
period 2009-12-27
EnerSys
filed 2010-02-03
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

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

Registrant’s telephone number, including area code 610-208-1991

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

Common Stock outstanding at January 29, 2010: 48,271,109 shares

ENERSYS

INDEX – FORM 10-Q

		Page
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets December 27, 2009 (Unaudited) and March 31, 2009	3
	Consolidated Condensed Statements of Income (Unaudited) For the Three Fiscal Months Ended December 27, 2009, and December 28, 2008	4
	Consolidated Condensed Statements of Income (Unaudited) For the Nine Fiscal Months Ended December 27, 2009, and December 28, 2008	5
	Consolidated Condensed Statements of Cash Flows (Unaudited) For the Nine Fiscal Months Ended December 27, 2009, and December 28, 2008	6
	Consolidated Condensed Statements of Comprehensive Income (Unaudited) For the Three and Nine Fiscal Months Ended December 27, 2009, and December 28, 2008	7
	Notes to Consolidated Condensed Financial Statements (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4	Controls and Procedures	49

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.	Exhibits	51

SIGNATURES		52

EXHIBIT INDEX		53

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENERSYS

Consolidated Condensed Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 27, 2009	March 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$210,971	$163,161
Accounts receivable, net	374,074	356,200
Inventories, net	251,574	209,329
Deferred taxes	16,801	16,994
Prepaid and other current assets	42,500	32,522

Total current assets	895,920	778,206

Property, plant, and equipment, net	318,059	301,365
Goodwill	320,970	301,658
Other intangible assets, net	83,406	79,544
Other assets	36,538	32,078

Total assets	$1,654,893	$1,492,851

Liabilities and equity
Current liabilities:
Short-term debt	$74	$7,363
Current portion of long-term debt and capital lease obligations	27,046	25,302
Accounts payable	183,916	127,586
Accrued expenses	189,005	186,756

Total current liabilities	400,041	347,007

Long-term debt and capital lease obligations	334,621	342,991
Deferred taxes	64,700	63,669
Other liabilities	67,421	62,602

Total liabilities	866,783	816,269
EnerSys stockholders’ equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 50,082,907 shares issued and 48,282,907 outstanding at December 27, 2009; 49,775,396 shares issued and 47,975,396 outstanding at March 31, 2009	501	498
Additional paid-in capital	426,413	416,481
Treasury stock, at cost, 1,800,000 shares held	(19,800)	(19,800)
Retained earnings	285,581	241,106
Accumulated other comprehensive income	91,110	34,055

Total EnerSys stockholders’ equity	783,805	672,340
Noncontrolling interest	4,305	4,242

Total equity	788,110	676,582

Total liabilities and equity	$1,654,893	$1,492,851

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Fiscal quarters ended
	December 27, 2009	December 28, 2008
Net sales	$421,258	$460,878
Cost of goods sold	322,929	359,342

Gross profit	98,329	101,536

Operating expenses	61,608	62,958
Bargain purchase gain	(2,919)	—
Restructuring charges	1,063	82
Gain on sale of facilities	—	(424)

Operating earnings	38,577	38,920
Interest expense	5,667	6,811
Other expense (income), net	1,452	(13,038)

Earnings before income taxes	31,458	45,147
Income tax expense	8,299	15,337

Net earnings	$23,159	$29,810

Net earnings per common share:
Basic	$0.48	$0.61

Diluted	$0.47	$0.61

Weighted-average shares of common stock outstanding:
Basic	48,179,030	48,483,224

Diluted	48,841,856	48,601,254

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Nine fiscal months ended
	December 27, 2009	December 28, 2008
Net sales	$1,128,848	$1,579,700
Cost of goods sold	864,441	1,256,588

Gross profit	264,407	323,112

Operating expenses	176,301	196,971
Bargain purchase gain	(2,919)	—
Restructuring charges	7,765	3,225
Gain on sale of facilities	—	(11,308)
Legal proceedings charge	—	3,366

Operating earnings	83,260	130,858
Interest expense	16,667	20,405
Charges related to refinancing	—	5,209
Other expense (income), net	4,158	(9,476)

Earnings before income taxes	62,435	114,720
Income tax expense	17,960	35,291

Net earnings	$44,475	$79,429

Net earnings per common share:
Basic	$0.93	$1.62

Diluted	$0.91	$1.59

Weighted-average shares of common stock outstanding:
Basic	48,048,812	49,130,457

Diluted	48,711,570	49,910,070

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine fiscal months ended
	December 27, 2009	December 28, 2008
Cash flows from operating activities
Net earnings	$44,475	$79,429
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,646	37,547
Gain on sale of facilities	—	(11,308)
Write-off of deferred financing fees	—	3,963
Provision for doubtful accounts	2,569	3,052
Increase (reduction) in deferred taxes	589	(5,487)
Stock-based compensation	5,374	3,731
Accretion of non-cash interest expense	4,036	2,971
Gain on disposal of fixed assets	(689)	(166)
Bargain purchase gain	(2,919)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,552	28,610
Inventory	(17,621)	49,992
Prepaid expenses and other current assets	(4,678)	(4,533)
Other assets	1,300	(1,043)
Accounts payable	46,873	(75,866)
Accrued expenses	(10,124)	14,036
Other liabilities	770	1,723

Net cash provided by operating activities	110,153	126,651

Cash flows from investing activities
Capital expenditures	(30,665)	(39,857)
Acquisitions, net of cash received	(22,716)	—
Proceeds from disposal of property, plant, and equipment	1,132	10,333

Net cash used in investing activities	(52,249)	(29,524)

Cash flows from financing activities
Net decrease in short-term debt	(7,425)	(26,820)
Proceeds from the issuance of long-term debt	—	397,500
Payments of long-term debt	(12,317)	(357,778)
Payments of capital lease obligations, net	(310)	(420)
Purchase of treasury stock	—	(19,800)
Exercise of stock options	1,856	5,861
Tax benefits from exercises of stock options	1,295	4,757
Deferred financing costs	—	(10,706)

Net cash used in financing activities	(16,901)	(7,406)
Effect of exchange rate changes on cash	6,807	(5,069)

Net increase in cash and cash equivalents	47,810	84,652
Cash and cash equivalents at beginning of period	163,161	20,620

Cash and cash equivalents at end of period	$210,971	$105,272

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Fiscal quarters ended		Nine fiscal months ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Net earnings	$23,159	$29,810	$44,475	$79,429
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	3,794	(13,231)	4,000	(4,800)
Minimum pension liability, net of tax	181	499	(26)	754
Foreign currency translation adjustments	(4,361)	(66,151)	53,081	(101,573)

Total comprehensive income (loss)	$22,773	$(49,073)	$101,530	$(26,190)

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: BASIS OF PRESENTATION

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments, consisting of normal recurring accruals considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2009 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on June 1, 2009.

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

NOTE 2: RECENTLY ISSUED ACCOUNTING STANDARDS

On April 1, 2009, the Company adopted new guidance from the Financial Accounting Standard Board (“FASB”), which provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The guidance became effective for the Company as of April 1, 2009 and had no material impact on its results of operations or financial position. The adoption of this guidance resulted in the reclassification of $4,305 and $4,242 of Minority Interests (now referred to as noncontrolling interests) to a separate component of Total Equity on the Consolidated Condensed Balance Sheet as of December 27, 2009 and March 31, 2009, respectively. The impact of adopting the guidance on our statements of income and cash flow was deemed immaterial.

On April 1, 2009, the Company adopted new guidance, which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The new guidance also requires that professional fees associated with acquisition activities be expensed as incurred. Accordingly, any business combination we engage in on or after April 1, 2009 will be recorded and disclosed in accordance with the new guidance. We expect the new guidance will have an impact on our consolidated financial statements at the time we acquire new businesses in the future. For the nine fiscal months of 2010, the Company expensed $1,926 incurred for professional fees associated with acquisition activities.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

On April 1, 2009, the Company adopted new guidance, which changed the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. The difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of our net income and earnings per share. This guidance was effective for financial statements issued by the Company for the first quarter of fiscal 2010. The adoption of this guidance had the following impact on the Company’s financial position and results of operations, applied on a retrospective basis: a) the separation of our Convertible Notes into its debt and equity components reduced long term debt as of inception by $46,280 and, b) the accretion of debt discount increased interest expense by a non-cash expense of $1,263 and $2,971 in the third fiscal quarter and nine fiscal months of 2009, respectively, and will increase up to approximately $8,000 annually through fiscal 2015.

In December 2008, the FASB issued authoritative guidance on employers’ disclosures about pensions and other postretirement benefits. Under the new guidance an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan is expanded and is effective for financial statements issued by the Company for fiscal 2010. The Company is currently evaluating the impact of adoption of this guidance on the Company’s financial statements.

NOTE 3: ACQUISITIONS AND BARGAIN PURCHASE GAIN

In fiscal 2010, the Company made two acquisitions and an investment, the most significant of which was the acquisition of the industrial battery businesses of the Swiss company Accu Holding AG, which included the acquisition of the stock of OEB Traction Batteries and the operating assets and liabilities of Oerlikon Stationery Batteries and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”). The total purchase price for these three transactions, net of cash received, was $22,716 and was financed using cash on hand. These acquisitions and the investment provide the Company with an additional range of well respected and designed products for use in high integrity applications in telecommunications, utilities, rail, material handling and mining, as well as other sectors. The application of the guidance for purchase accounting for the Oerlikon acquisition resulted in the recognition of a bargain purchase gain of $2,919. The Company expects to incur restructuring charges in connection with the integration of Oerlikon into the Company’s operations in future periods.

NOTE 4: INVENTORIES

Inventories, net consist of:

	December 27, 2009	March 31, 2009

Raw materials	$65,817	$50,469
Work-in-process	74,418	57,506
Finished goods	111,339	101,354

Total	$251,574	$209,329

Inventory reserves for obsolescence and other estimated losses were $16,528 and $16,725 at December 27, 2009 and March 31, 2009, respectively, and have been included in the net amounts shown above.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted accounting guidance in fiscal 2009, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The adoption of the guidance did not have a material effect on our consolidated condensed financial statements.

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

The following table represents our assets and (liabilities), measured at fair value on a recurring basis as of December 27, 2009 and the basis for that measurement:

	Total Fair Value Measurement December 27, 2009	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swap agreements	$(9,798)	$—	$(9,798)	$—
Lead forward contracts	3,643	—	3,643	—
Foreign currency forward contracts	525	—	525	—

Total derivatives	$(5,630)	$—	$(5,630)	$—

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

The fair value of the Company’s Term A Loan approximates its carrying value, as it is variable rate debt. The Convertible Notes, with a face value of $172,500, were issued when our stock price was trading at $30.19 per share. On December 27, 2009, our stock price closed at $22.18 per share. Because the Convertible Notes have an initial conversion price of approximately $40.60 per share, and due to current conditions in the financial markets, our Convertible Notes were trading at 88% of face value on December 27, 2009 and at 64% of face value on March 31, 2009. As of December 27, 2009 and March 31, 2009, $37,983 and $42,019, respectively, of the Convertible Notes carrying value were included in the equity component in accordance with the guidance, (see Note 12 regarding Debt).

The Company uses lead hedge contracts to manage its lead cost risk. The Company uses foreign currency forward and purchased option contracts to manage risk on the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, as well as currency exposures from intercompany trade transactions. The carrying amounts and estimated fair values of the Company’s financial instruments at December 27, 2009 and March 31, 2009 are as follows:

	December 27, 2009				March 31, 2009
	Carrying Amount		Fair Value		Carrying Amount		Fair Value

Financial assets:
Cash and cash equivalents	$210,971		$210,971		$163,161		$163,161

Financial liabilities:
Debt
Term A Loan	$209,531		$209,531		$216,563		$216,563
Senior Unsecured
Convertible Notes	134,517	(1)	151,800	(2)	130,481	(1)	110,400	(2)
Euro Term Loan and other	16,619		16,619		27,494		27,494
Capital lease obligations	1,074		1,074		1,118		1,118
Derivatives (3)	5,630		5,630		11,777		11,777

(1)	The carrying amounts of the Convertible Notes at December 27, 2009 and March 31, 2009 represent the $172,500 principal value, less the amounts allocated to the equity component in accordance with accounting guidance.
(2)	The fair value amounts of the Convertible Notes represent the trading values of the $172,500 principal value of the Convertible Notes at December 27, 2009 and March 31, 2009.
(3)	Represents interest rate swap agreements, lead and foreign currency hedges.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 6: ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with the applicable accounting guidance. The guidance establishes accounting and reporting standards for derivative instruments and hedging activities, and requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in Accumulated Other Comprehensive Income is recognized in the Consolidated Condensed Statements of Income. The amount of Accumulated Other Comprehensive Income related to interest rates, lead and foreign exchange contracts at December 27, 2009 and March 31, 2009, net of tax, was an unrecognized loss of $3,661 and $7,654, respectively.

During the third fiscal quarters of 2010 and 2009, the Company recorded losses of ($1,821) and ($717), respectively, on interest rate swaps, which were recorded as increases in interest expense. During the third fiscal quarters 2010 and 2009, the Company recorded gains (losses) of $2,921 and ($11,303), respectively, on the settlement of lead hedge contracts and (losses) gains of ($1,302) and $3,066, respectively, on foreign currency hedges, which were recorded as (increases) decreases to cost of goods sold or included in inventory at the respective quarter ends.

During the nine fiscal months of 2010 and 2009, the Company recorded losses of ($4,921) and ($2,368), respectively, on interest rate swaps, which were recorded as increases in interest expense. During the nine fiscal months of 2010 and 2009, the Company recorded gains (losses) of $11,354 and ($36,598), respectively, on the settlement of lead hedge contracts and (losses) gains of ($129) and $187, respectively, on foreign currency hedges, which were recorded as (increases) decreases to cost of goods sold or included in inventory at the respective quarter ends.

In the coming twelve months, the Company anticipates that the current $6,912 pretax loss will be reclassified from Accumulated Other Comprehensive Income as part of interest expense. As this amount represents effective hedge results, a comparable offsetting amount of incrementally lower interest expense will be realized in connection with the variable interest debt being hedged. In the coming twelve months, the Company anticipates that the current $4,168 pretax gain will be reclassified from Accumulated Other Comprehensive Income as part of cost of goods sold and inventory. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual impact of incrementally lower lead cost to be realized in connection with the variable lead cost and foreign exchange being hedged.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments Designated as Hedging Instruments

In the Consolidated Condensed Balance Sheets

December 27, 2009 and March 31, 2009

		Asset Derivatives		Liability Derivatives
Description	Balance Sheet Location	December 27, 2009	March 31, 2009	December 27, 2009	March 31, 2009

Interest rate swap agreements	Other liabilities	$—	$—	$9,798	$13,628
Lead hedge forward contracts	Prepaid and other current assets	3,643	2,191	—	—
Foreign currency forward contracts	Prepaid and other current assets	525	—	—	—
	Accrued expenses	—	—	—	340

Total derivatives designated as hedging instruments		$4,168	$2,191	$9,798	$13,968

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the three fiscal months ended December 27, 2009 and December 28, 2008

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	December 27, 2009	December 28, 2008		December 27, 2009	December 28, 2008

Interest rate swap agreements	$(324)	$(10,855)	Interest expense	$(1,821)	$(717)
Lead hedge contracts	5,389	(22,950)	Cost of goods sold/Inventory	2,921	(11,303)
Foreign currency forward contracts	572	4,497	Cost of goods sold/Inventory	(1,302)	3,066

Total derivatives designated as hedging instruments	$5,637	$(29,308)		$(202)	$(8,954)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the nine fiscal months ended December 27, 2009 and December 28, 2008

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	December 27, 2009	December 28, 2008		December 27, 2009	December 28, 2008

Interest rate swap agreements	$(1,091)	$(5,155)	Interest expense	$(4,921)	$(2,368)
Lead hedge contracts	12,806	(46,989)	Cost of goods sold/Inventory	11,354	(36,598)
Foreign currency forward contracts	736	6,060	Cost of goods sold/Inventory	(129)	187

Total derivatives designated as hedging instruments	$12,451	$(46,084)		$6,304	$(38,779)

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 7: INCOME TAXES

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the third fiscal quarters of 2010 and 2009 were based on the estimated effective tax rates applicable for the full years ending March 31, 2010 and March 31, 2009, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the third fiscal quarters of 2010 and 2009 were 26.4% and 34.0%, respectively. The rate decrease in the third fiscal quarter of 2010 as compared to the comparable prior year period is due to a change in the mix of earnings to lower tax rate jurisdictions and to the non-taxable bargain purchase gain of $2,919 in the third fiscal quarter of 2010. The effective income tax rates for the nine fiscal months of 2010 and 2009 were 28.8% and 30.8%, respectively. The rate decrease in the nine fiscal months of 2010 as compared to the comparable prior year period is primarily due to a favorable impact from the mix of earnings to lower tax rate jurisdictions, coupled with the non-taxable bargain purchase gain of $2,919 during the nine fiscal months of 2010.

NOTE 8: WARRANTY

The Company provides for estimated product warranty expenses when the related products are sold, with related liabilities included within accrued expenses. Warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, and claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties is as follows:

	Fiscal quarters ended		Nine fiscal months ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008

Balance at beginning of period	$30,339	$35,023	$30,914	$34,037
Current period provisions	4,290	1,131	8,277	11,298
Cost incurred	(1,983)	(3,236)	(8,335)	(11,221)
Foreign exchange and other	(222)	(1,167)	1,568	(2,363)

Balance at end of period	$32,424	$31,751	$32,424	$31,751

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 9: COMMITMENTS, CONTINGENCIES AND LITIGATION

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

As more fully described in Notes 19 and 20 to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K, the Company is involved in ongoing environmental matters at certain of its United States and foreign facilities. The Company may have potential environmental liabilities at its Sumter, South Carolina facility and has established reserves in accrued restructuring and accrued expenses of $3,806 at December 27, 2009, and $4,007 at March 31, 2009. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. A vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at December 27, 2009 and March 31, 2009, the Company has hedged the price to purchase 33,839 and 29,665 pounds of lead, respectively, for a total purchase price of $32,267 and $14,897, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures, the Company has entered into a total of $51,677 and $19,390, respectively, of foreign currency forward contracts with financial institutions as of December 27, 2009 and March 31, 2009.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable debt. At December 27, 2009 and March 31, 2009, such agreements effectively convert $170,000 of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 10: GAIN ON SALE OF MANUFACTURING FACILITY AND OTHER PROPERTY

In fiscal 2009, as part of its ongoing European restructuring program, the Company received net proceeds of approximately $7,400 from the sale of its Manchester, England manufacturing facility during the first fiscal quarter of 2009 and approximately $3,000 primarily from the sale of non-manufacturing property in Targovishte, Bulgaria during the third fiscal quarter of 2009. As a result of these transactions, the Company recorded a gain of approximately $10,884 ($8,207 net of tax) and $424 ($382 net of tax), respectively, in the second and third fiscal quarters of 2009. These sales are consistent with the Company’s strategy to migrate its production to lower cost facilities. Included in the pre-tax gain for the first fiscal quarter of 2009 was the removal of $6,623 in environmental reserves associated with the Manchester facility as all environmental matters related to this facility were assumed by the buyer.

NOTE 11: RESTRUCTURING PLANS

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans.

Acquisition related restructuring

The acquisition related restructuring plans were initiated in connection with the acquisition of the assets, stock and business of substantially all of the subsidiaries and affiliates of the Energy Storage Group of Invensys plc. (“ESG”) in 2002. The Company is continuing to take actions to complete the 2002 plan.

As discussed in Note 9, Commitments, Contingencies and Litigation, the Company may have potential environmental liabilities at its Sumter, South Carolina facility. Reserves for the Sumter facility are included in the non-acquisition related restructuring plans roll-forward shown below. The environmental reserves related to the Manchester facility, which was sold in the first fiscal quarter of 2009, have been removed from the acquisition related restructuring reserves shown below, as these liabilities were assumed by the buyer.

A roll-forward of the acquisition related restructuring reserve for the nine fiscal months of 2010 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total

Balance at March 31, 2009	$782	$736	$—	$66	$1,584
Accrued	—	—	—	—	—
Costs incurred	—	—	—	(18)	(18)
Accrual adjustment	125	—	—	203	328
Foreign currency impact and other	129	19	—	68	216

Balance at December 27, 2009	$1,036	$755	$—	$319	$2,110

ESG acquisition

In 2002, following EnerSys’ acquisition of ESG, the Company formulated an exit and restructuring plan for certain ESG facilities in North America and Europe. One of the European facilities we acquired remains open after significant restructuring and now operates at a lower operating cost base. The facility identified in the United States has been closed and the Manchester, England facility has been sold. The balance of the ESG acquisition-related restructuring reserve at December 27, 2009 is $2,110.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

Non-acquisition related restructuring plans

2009 restructuring plan

In February and May 2009, the Company announced plans to restructure its European and American operations, which will eliminate approximately 451 employees across its operations upon completion. These actions are primarily in Europe, the most significant of which is the closure of its leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to its customers in that market. The Company estimates that the total charges for these actions will amount to approximately $32,000, which includes cash expenses of approximately $23,000, primarily for employee severance-related payments, and a non-cash charge of approximately $9,000, primarily for fixed asset impairments. Based on commitments incurred to date, the Company recorded a restructuring charge of $19,087 during the fourth fiscal quarter of 2009 and $7,765 during the nine fiscal months of 2010. The nine fiscal months of 2010 charge included $149 of non-cash impairment charges. As of December 27, 2009, the reserve balance associated with these actions is $6,242. The Company expects to commit to approximately $5,000 of the restructuring charges during the balance of fiscal 2010.

A roll-forward of the 2009 restructuring plan reserve for the nine fiscal months of 2010 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total

Balance at March 31, 2009	$10,289	$—	$—	$—	$10,289
Accrual	7,347	—	—	—	7,347
Costs incurred	(12,091)	—	—	—	(12,091)
Foreign currency impact and other	697	—	—	—	697

Balance at December 27, 2009	$6,242	$—	$—	$—	$6,242

Other combined restructuring plans

Other non-acquisition related restructuring plans were initiated in connection with the following cost-reduction programs: 1) in connection with operations in the Europe in fiscal 2008, to facilitate the integration of EnerSys AD, formerly Energia AD (“Energia”), a producer of industrial batteries located in Bulgaria, into the Company’s operations; 2) in connection with operations in the Europe in fiscal 2006; and 3) in connection with operations in the Americas in fiscal 2002. These plans individually are not material and accordingly have been aggregated.

A roll-forward of these other non-acquisition related restructuring reserves for the nine fiscal months of 2010 is as follows:

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total

Balance at March 31, 2009	$1,803	$—	$2,370	$115	$4,288
Accrual	—	—	—	—	—
Costs incurred	(925)	—	(201)	(26)	(1,152)
Foreign currency impact and other	93	—	—	4	97

Balance at December 27, 2009	$971	$—	$2,169	$93	$3,233

Americas 2002 Restructuring

During fiscal 2002, the Company decided to close and downsize certain manufacturing locations in the Americas segment, reduce product offerings, reduce sales and distribution facilities, and implement other consolidation initiatives. As of December 27, 2009, the reserve balance associated with these actions is $2,218, a portion of which the Company expects to spend in the current fiscal year and the balance, primarily related to environmental costs, at an indeterminate time in the future.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

European 2006 Restructuring

During fiscal 2006, the Company incurred restructuring charges of $6,217, primarily for operations in the Europe segment, to cover estimated costs in Europe for staff reductions of 112 employees, exiting a product line, and closing several ancillary locations. The charges included a non-cash write-off of $1,410, primarily for machinery and equipment. As of December 27, 2009, the reserve balance associated with these actions is $403, which mostly represents severance obligations the Company anticipates spending during this fiscal year or upon the individual employees’ determination.

European 2008 Restructuring

During fiscal 2008, the Company announced its commitment to restructure certain of its European operations. The restructuring was designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the Energia transaction. The restructuring facilitated the integration of Energia into the Company’s worldwide operations. Restructuring actions commenced upon the completion of the requisite labor consultations, and the Company had substantially completed these actions as of March 31, 2009. The total charges for the European restructuring are approximately $17,000, which includes cash expenses of approximately $12,500, primarily for employee severance-related payments for 272 employees, and a non-cash charge of approximately $4,500, primarily for fixed asset impairments. Based on commitments incurred to date, the Company recorded a restructuring charge of $269 in the nine fiscal months of 2010. The nine fiscal months of 2010 charge was for non-cash impairment charges. As of December 27, 2009 the reserve balance associated with these actions is $612.

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

At December 27, 2009 and March 31, 2009, there was $172,500 aggregate principal amount of the Convertible Notes outstanding.

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

The adoption of the new guidance had the following effect, applied retrospectively, on our Consolidated Condensed Statements of Income for the fiscal quarter and nine fiscal months ended December 28, 2008:

	Fiscal quarter ended December 28, 2008			Nine fiscal months ended December 28, 2008
	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change

Interest expense	$5,606	$6,811	$1,205	$17,558	$20,405	$2,847
Income tax expense	15,761	15,337	(424)	36,289	35,291	(998)
Net income	30,591	29,810	(781)	81,278	79,429	(1,849)
Basic net income per share	0.63	0.61	(0.02)	1.65	1.62	(0.03)
Diluted net income per share	0.63	0.61	(0.02)	1.63	1.59	(0.04)

The adoption of the new guidance had the following effect on our Consolidated Condensed Balance Sheet as of March 31, 2009:

	March 31, 2009
	Previously Reported	As Adjusted	Effect of Change

Prepaid and other current assets	$32,734	$32,522	$(212)
Other assets	32,657	32,078	(579)
Accrued expenses	188,186	186,756	(1,430)
Long-term debt and capital lease obligations	385,010	342,991	(42,019)
Long-term deferred tax liability	48,963	63,669	14,706
Additional paid-in capital	385,872	416,481	30,609
Accumulated earnings	243,763	241,106	(2,657)

The adoption of the new guidance, had no effect on our Consolidated Condensed Statement of Cash Flows for the nine months ended December 28, 2008.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of December 27, 2009 and March 31, 2009, respectively:

	December 27, 2009	March 31, 2009

Principal	$172,500	$172,500
Unamortized discount	(37,983)	(42,019)

Net carrying amount	$134,517	$130,481

As of December 27, 2009, the remaining discount will be amortized over a period of 65 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is approximately $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes is 8.50% for the fiscal quarters ended December 27, 2009 and December 28, 2008. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,374 and $1,263, respectively, during the fiscal quarters ended December 27, 2009 and December 28, 2008, and $4,036 and $2,971, respectively, during the nine months ended December 27, 2009 and December 28, 2008.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

Senior Secured Credit Facility

In June 2008, the Company completed the refinancing of $192,000 of the then outstanding combined balance of the senior secured Term Loan B and its then existing revolving credit facility with a new $350,000 senior secured credit facility comprising a $225,000 Term A Loan and a new, undrawn $125,000 revolving credit facility.

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

At December 27, 2009 and March 31, 2009, there was $209,531 and $216,563, respectively, outstanding under the new Term A Loan and there were no borrowings under the revolving credit facility.

At December 27, 2009 and March 31, 2009, there were $16,619 and $27,494, respectively, of borrowings outstanding outside the United States.

Obligations under the new senior secured credit facility are secured by substantially all of our existing and hereafter acquired assets located in the United States, including substantially all of the capital stock of our United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of our foreign subsidiaries that are owned by our United States companies. The Company’s credit agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, repurchasing the Company’s common stock, paying dividends and certain other actions. At December 27, 2009, the Company was in compliance with all such covenants.

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

	United States Plans		International Plans
	Fiscal quarters ended		Fiscal quarters ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008

Service cost	$45	$74	$165	$724
Interest cost	159	158	650	558
Expected return on plan assets	(123)	(159)	(320)	(337)
Amortization and deferral	86	59	4	—

Net periodic benefit cost	$167	$132	$499	$945

	United States Plans		International Plans
	Nine fiscal months ended		Nine fiscal months ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008

Service cost	$178	$225	$475	$2,665
Interest cost	477	450	1,908	1,992
Expected return on plan assets	(369)	(478)	(947)	(1,248)
Amortization and deferral	249	148	11	—

Net periodic benefit cost	$535	$345	$1,447	$3,409

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Nine fiscal months ended		Nine fiscal months ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008

Discount rate	6.0%	6.0%	4.3 - 6.0%	4.3 - 6.0%
Expected return on plan assets	8.0%	8.0%	5.5 - 7.5%	5.5 - 8.0%
Rate of compensation increase	N/A	N/A	2.0 - 3.5%	2.0 - 3.0%

The Company presently anticipates contributing a total of approximately $1,726 to its defined benefit pension plans in fiscal 2010, based on current actuarial information.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 14: EQUITY INCENTIVE PLANS

At December 27, 2009, the Company maintained three equity incentive plans: the EnerSys Amended and Restated 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the Amended and Restated 2006 Equity Incentive Plan, which reserved 11,289,232 shares of the Company’s common stock for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units and other forms of equity-based compensation. The Company’s equity incentive plans are used to provide an incentive to employees and non-employee directors of the Company to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. As of December 27, 2009, the Company had 1,288,264 shares available for future grants.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Stock options issued prior to fiscal 2009 vest and become exercisable 25% per year over a four-year period from the date of grant. Stock options issued in fiscal 2009 and 2010 vest and become exercisable 33.3% per year over a three-year period from the date of grant. Stock options generally expire 10 years from the date of grant.

In May 2009, under the Company’s equity incentive plans, it granted 159,242 stock options that vested six months following the date of grant and are exercisable for three and one-half years from the date of grant, at an exercise price of $16.24 per stock option, and 380,264 stock options, which vest ratably over a three-year period following the date of grant and are exercisable for ten years from the date of grant, at an exercise price of $16.20 per stock option.

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

The Company recognized equity-based compensation expense associated with stock option grants of $686, with a related tax benefit of $206, for the third fiscal quarter of 2010, and $466, with a related tax benefit of $158, for the third fiscal quarter of 2009. The Company recognized equity-based compensation expense associated with stock option grants of $2,425, with a related tax benefit of $728, for the nine fiscal months of 2010, and $1,440, with a related tax benefit of $445, for the nine fiscal months of 2009. For the full fiscal year 2009, the Company recognized equity-based compensation expense associated with stock option grants of $1,906, with a related tax benefit of $636.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

The following table summarizes the Company’s stock option activity during the nine fiscal months ended December 27, 2009:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2009	2,643,175	4.2	$16.70	$1,752
Granted	539,506		16.21	—
Exercised	(280,859)		11.37	2,881
Cancelled	(83,586)		20.22	—

Options outstanding as of December 27, 2009	2,818,236	4.1	$17.02	$17,482

Options exercisable as of December 27, 2009	2,203,629	2.8	$16.17	$14,963

Options expected to vest as of March 31, 2010	—	—	$—	$—

The following table summarizes information regarding stock options outstanding and exercisable at December 27, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.01-15.00	1,217,811	3.2	$11.14	1,211,269	$11.12
$15.01-20.00	735,870	7.2	16.91	280,681	17.14
$20.01-25.00	481,541	2.1	21.86	481,541	21.86
$25.01-30.00	142,072	0.8	29.36	142,072	29.36
Over $30.00	240,942	8.4	30.19	88,066	30.19

	2,818,236	4.1	$17.02	2,203,629	$16.17

A summary of the status of the Company’s non-vested options as of December 27, 2009, and changes during the nine fiscal months ended December 27, 2009, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at March 31, 2009	503,847	$9.80
Granted	539,506	7.41
Vested	(345,824)	7.48
Forfeited	(82,922)	9.23

Non-vested at December 27, 2009	614,607	$9.09

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

At December 27, 2009 and March 31, 2009, respectively, 58,530 and 66,452 shares of restricted stock were outstanding.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of $33, with a related tax benefit of $10, for the third fiscal quarter of 2010 and $114, with a related tax benefit of $39, for the third fiscal quarter of 2009. The Company recognized equity-based compensation expense associated with the vesting of restricted stock grants of $142, with a related tax benefit of $42, for the nine fiscal months of 2010, and $343, with a related tax benefit of $104, for the nine fiscal months of 2009. For the full fiscal year 2009, the Company recognized equity-based compensation expense associated with the vesting of restricted stock grants of $460, with a related tax benefit of $152.

Restricted Stock Units

The Company approved grants to management and other key employees of 366,367 restricted stock units on May 18, 2009, at the fair market value on that date of $16.20 per share, 226,210 restricted stock units on May 21, 2008, at the fair market value on that date of $30.19 per share and 141,140 restricted stock units on May 29, 2007, at the fair market value on that date of $18.25 per share. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest and are settled in common shares 25% per year over a four-year period from the date of grant. The Company approved grants to non-employee directors of 19,089 restricted stock units, which were granted on August 10, 2009, at the fair market value on that date of $22.00 per share, and 18,404 restricted stock units, which were granted on August 8, 2008, at the fair market value on that date of $26.08 per share. These restricted stock units vest and are settled in common shares thirteen months from the date of grant, unless otherwise deferred under EnerSys’ voluntary deferred compensation plan for non-employee directors.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units of $914, with a related tax benefit of $274, for the third fiscal quarter of 2010, and of $691, with a related tax benefit of $235, for the third fiscal quarter of 2009. The Company recognized equity-based compensation expense associated with the vesting of restricted stock units of $2,807, with a related tax benefit of $842, for the nine fiscal months of 2010, and $1,948, with a related tax benefit of $602, for the nine fiscal months of 2009. For the full fiscal year 2009, the Company recognized equity-based compensation expense associated with the vesting of restricted stock unit grants of $2,655, with a related tax benefit of $893.

All Award Plans

As of December 27, 2009, unrecognized compensation expense associated with the non-vested equity incentive awards outstanding was $15,383 and is expected to be recognized over a weighted average period of 33 months.

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

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 15: EARNINGS PER SHARE

Net earnings per share—basic is based on the weighted average number of shares of the Company’s common stock outstanding. Net earnings per share—diluted gives effect to all dilutive potential common shares that were outstanding during the period. At December 27, 2009 and December 28, 2008, the Company had outstanding stock options, restricted stock and restricted stock units that could potentially dilute basic earnings per share in the future. Weighted average common shares—basic and common shares—diluted were as follows:

	Fiscal quarters ended		Nine fiscal months ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Weighted average shares of common stock outstanding—basic	48,179,030	48,483,224	48,048,812	49,130,457
Assumed exercise of stock options, net of shares assumed reacquired	662,826	118,030	662,758	779,613

Weighted average common shares—diluted	48,841,856	48,601,254	48,711,570	49,910,070

Antidilutive options and unvested restricted stock and restricted stock units not included in weighted average common shares—diluted	871,242	1,847,381	1,479,926	798,577

The aggregate number of common shares that the Company could be obligated to issue upon conversion of its $172,500 Convertible Notes that the Company sold in May 2008, is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the third fiscal quarter and nine fiscal months of 2010 and 2009, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

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

The offered shares were sold by those stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders. The Company did not receive any proceeds from the common stock offerings; however, under the terms of its securityholder agreement, the Company did incur fees related to the offerings of $150 in the nine fiscal months of 2010 and $330 in the nine fiscal months of 2009.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 17: BUSINESS SEGMENTS

The Company previously reported Reserve Power and Motive Power products as business segments. The accounting guidance that defines a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by our chief operating decision maker to assess segment performance and to make decisions about a public entity’s allocation of resources. Recent consideration of this accounting guidance and changes made to our management structure have led management to decide to report the Company’s segment results based upon our three geographic regions, defined as follows:

(1)	the Americas, which primarily consists of operations in the United States, Canada and Mexico, with our segment headquarters in Reading, Pennsylvania, USA,

(2)	Europe, which primarily consists of operations in Europe, the Middle East and Africa, with our segment headquarters in Zurich, Switzerland, and

(3)	Asia, which primarily consists of operations in China, Australia, Singapore and Japan, with our segment headquarters in Singapore.

The following table provides selected financial data for the Company’s reportable business segments for the fiscal quarters and nine fiscal months ended December 27, 2009 and December 28, 2008:

	Fiscal quarters ended		Nine fiscal months ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Net sales by Segment
Europe (1)	$209,590	$221,568	$533,748	$807,881
Americas	179,115	199,706	493,904	650,890
Asia	32,553	39,604	101,196	120,929

Total net sales	$421,258	$460,878	$1,128,848	$1,579,700

Net sales by Product Line

Reserve	$213,278	$227,344	$594,111	$732,185
Motive	207,980	233,534	534,737	847,515

Total net sales	$421,258	$460,878	$1,128,848	$1,579,700

Operating earnings
Europe (1)	$7,910	$12,461	$9,947	$58,113
Americas	23,907	24,006	61,872	59,179
Asia	4,904	2,111	16,287	8,849
Restructuring charges (Europe)	(1,063)	(82)	(7,048)	(3,225)
Restructuring charges (Americas)	—	—	(717)	—
Gain on sale of facilities (Europe)	—	424	—	11,308
Bargain purchase gain (Europe)	2,919	—	2,919	—
Legal proceedings charge (Europe)	—	—	—	(3,366)

Total operating earnings	$38,577	$38,920	$83,260	$130,858

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sale approval and acceptance. The following represent the net sales to unaffiliated customers of our country of domicile and the other top countries which collectively comprise approximately 71% our consolidated net sales for the periods presented:

	Fiscal quarters ended		Nine fiscal months ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
United States	$162,719	$181,610	$449,391	$588,359
Germany	40,271	46,734	111,408	188,725
France	45,914	49,953	114,116	165,052
Italy	25,149	25,820	62,719	102,466
United Kingdom	26,147	21,667	64,263	89,669

The following represents property, plant and equipment, net by segment at December 27, 2009 and March 31, 2009:

	December 27, 2009	March 31, 2009
Europe (1)	$160,602	$147,248
Americas	137,233	133,880
Asia	20,224	20,237

Total property, plant and equipment	$318,059	$301,365

(1)	Includes Europe, Middle East and Africa

NOTE 18: SUBSEQUENT EVENTS

The Company evaluated subsequent events through February 3, 2010, the date and time this Quarterly Report on Form 10-Q statement was issued, according to the guidance for subsequent events. No significant subsequent events were noted in the period.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw material in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in our products;

•	risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	unanticipated litigation and regulatory proceedings to which we might be subject;

•	changes in our market share in the geographic business segments where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	unanticipated quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

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

We have two primary industrial battery product lines: reserve power products and motive power products. Net sales classifications by product line are as follows:

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

We previously reported two business segments consisting of Reserve Power and Motive Power products. The accounting guidance that defines a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by our chief operating decision maker to assess segment performance and to make decisions about a public entity’s allocation of resources. Recent consideration of this accounting guidance and changes made to our management structure, have led us to decide to report our segment results based upon our three geographic regions. Additionally, the accounting guidance (ASC 280-10-05-03) mandates a single basis of segmentation and therefore we will no longer report our operating earnings by both geographic regions and product lines. We will, however, continue to provide revenue information for our reserve power and motive power product lines, consistent with the accounting guidance (ASC 280-10-05-05).

We operate and manage our business in three geographic regions of the world—the Americas, Europe and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the United States, and approximately 60% of our net sales were generated outside of the United States. Under the criteria of the guidance, the Company has three reportable segments based on geographic regions, defined as follows:

1.	the Americas, which primarily consists of operations in the United States, Canada and Mexico, with our segment headquarters in Reading, Pennsylvania, USA,

2.	Europe, which primarily consists of operations in Europe, the Middle East and Africa, with our segment headquarters in Zurich, Switzerland, and

3.	Asia, which primarily consists of operations in China, Australia, Singapore and Japan, with our segment headquarters in Singapore.

Additionally, see Note 17 to the Consolidated Condensed Financial Statements for revenue by country, revenues by key product lines and other required disclosures.

We evaluate business segment performance based primarily upon operating earnings, exclusive of highlighted items. All corporate and centrally incurred costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels (see definition of primary working capital in “Liquidity and Capital Resources” below). Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount, due to the significant impact it has on our cash flow and, as a result, our level of debt.

Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our three geographic business segments. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	changes in our market share in the geographic business segments where we operate;

•	changes in our selling prices and, in periods when our product costs increase, our ability to raise our selling prices to pass such cost increases through to our customers;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;

•	the extent to which we can control our fixed and variable costs, including those for our raw materials, manufacturing, distribution and operating activities;

•	changes in our level of debt and changes in the variable interest rates under our credit facilities; and

•	the size and number of acquisitions and our ability to achieve their intended benefits.

Uncertain Economic Climate

Market conditions in our industry had generally remained strong through the first quarter of fiscal year 2009. The economic climate subsequently deteriorated with worldwide industrial production and capital spending down, both of which have an impact on customer demand, the volatility of commodity costs and foreign currency exchange rates, access to capital funding and availability of credit. As explained below, we have taken numerous steps to restructure our manufacturing base to minimize our production costs and have taken steps to bolster our financial liquidity. We believe we have the capital available to meet our business needs and to continue to remain active in pursuing further acquisition opportunities.

Volatility of Commodities

Volatility of commodity costs, foreign currency exchange rates and customer demand have caused large swings in our production costs. In addition, as the economy improves in future periods, we anticipate that our commodity costs may be subject to inflationary cost increases. During the last three fiscal years, the costs of our raw materials, of which lead is the primary one, have fluctuated significantly. Our estimated lead cost due to decreases in average lead prices in the nine fiscal months of 2010 from the nine fiscal months of 2009 was a decrease of approximately $115 million.

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

Our selling prices had increased substantially during the last several years to partially offset the higher cost of commodities. However, beginning in the third fiscal quarter of 2009, as a result of reductions in the cost of lead, our average selling prices began to decline as measured on a sequential quarterly basis. As the cycle of lead costs turned upward in the early part of calendar year 2009, we began to increase average selling prices to help offset the higher costs. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

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

Our fiscal 2008 European segment restructuring programs, primarily related to the Energia acquisition, and the 2009 restructuring program, primarily related to our Italian operation, are examples of such cost savings initiatives. We anticipated reduced demand for certain of our products and services as a result of global economic conditions, and we took numerous steps to address this downturn.

Our operating results for the nine fiscal months of 2010 reflect some of the benefits of those actions with the remainder to be experienced in future periods. We believe that these restructuring actions will have a favorable pre-tax earnings impact of approximately $34 million, or $0.49 per share, on an annualized basis when fully implemented by the end of fiscal 2011.

Liquidity and Capital Resources

The worldwide deterioration in the economic climate has been a major concern in the past year and nine months. However, we took actions near the beginning of fiscal 2009 that, we believe, helped position us to weather the current economic downturn.

In May 2008, we issued $172.5 million principal amount of Convertible Notes. See the discussion in Note 12 to Consolidated Condensed Financial Statements in Item 1 above for a more complete description of our $172.5 million Convertible Notes, and the impact of our retrospective adoption of the guidance for convertible debt instruments that may be settled in cash upon conversion.

Also, immediately following the issuance of the $172.5 million Convertible Notes, we commenced refinancing the then outstanding combined balance of the senior secured Term Loan B and our existing revolving credit facility of $300 million, with a new $350 million senior secured facility comprising a $225 million Term A Loan and a new $125 million revolving credit facility. Our solid performance in earnings and cash flow during fiscal 2009 provided us with the opportunity to repurchase 1.8 million of our outstanding common shares at a cost of $19.8 million, which we expect will improve our future earnings per share performance.

In addition, as of December 27, 2009, we believe we have a sound capital structure and substantial liquidity for our current operations, with $211 million of cash and short term investments, approximately $131 million of undrawn, committed credit lines, and over $130 million of uncommitted credit lines. We believe that we have the financial resources to weather the current economic downturn and the capital available to remain active in pursuing further acquisition opportunities.

RESULTS OF OPERATIONS

NET SALES

	Fiscal quarter ended December 27, 2009		Fiscal quarter ended December 28, 2008		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe (1)	$209.6	49.8%	$221.6	48.1%	$(12.0)	(5.4)%
Americas	179.1	42.5	199.7	43.3	(20.6)	(10.3)
Asia	32.6	7.7	39.6	8.6	(7.0)	(17.9)

Total net sales	$421.3	100.0%	$460.9	100.0%	$(39.6)	(8.6)%

	Nine fiscal months ended December 27, 2009		Nine fiscal months ended December 28, 2008		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe (1)	$533.7	47.3%	$807.9	51.1%	$(274.2)	(33.9)%
Americas	493.9	43.7	650.9	41.2	(157.0)	(24.1)
Asia	101.2	9.0	120.9	7.7	(19.7)	(16.3)

Total net sales	$1,128.8	100.0%	$1,579.7	100.0%	$(450.9)	(28.5)%

(1)	Includes Europe, Middle East and Africa

	Fiscal quarter ended December 27, 2009		Fiscal quarter ended December 28, 2008		Increase (Decrease)
Current quarter by product line	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve power	$213.3	50.6%	$227.4	49.3%	$(14.1)	(6.2)%
Motive power	208.0	49.4	233.5	50.7	(25.5)	(10.9)

Total net sales	$421.3	100.0%	$460.9	100.0%	$(39.6)	(8.6)%

	Nine fiscal months ended December 27, 2009		Nine fiscal months ended December 28, 2008		Increase (Decrease)
Year to date by product line	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve power	$594.1	52.6%	$732.2	46.3%	$(138.1)	(18.9)%
Motive power	534.7	47.4	847.5	53.7	(312.8)	(36.9)

Total net sales	$1,128.8	100.0%	$1,579.7	100%	$(450.9)	(28.5)%

Net sales decreased $39.6 million or 8.6% in the third fiscal quarter of 2010 and decreased $450.9 million or 28.5% in the nine fiscal months of 2010 over the comparable periods in fiscal 2009. Stronger foreign currencies, primarily the euro compared to the U.S. dollar, resulted in a 6% increase in net sales in the third fiscal quarter of 2010; and declining foreign currencies compared to the U.S. dollar, primarily the euro, resulted in a 2% decrease in net sales in the nine fiscal months of 2010, over the comparable periods in fiscal 2009. The euro exchange rate to the U.S. dollar averaged 1.47 ($/ €) in the third fiscal quarter of 2010 and 1.43 ($/ €) in the nine fiscal months of 2010, compared to 1.31 ($/ €) in the third fiscal quarter of 2009 and 1.46 ($/ €) in the nine fiscal months of 2009.

Our sales decreased approximately 4% in the third fiscal quarter of 2010 and approximately 5% in the nine fiscal months of 2010 over the comparable periods in fiscal 2009 as a result of selling price reductions.

The organic change in sales (sales change excluding the effects of foreign currency translation and price increases) was a decrease of 11% in the third fiscal quarter of fiscal 2010 and a decrease of 22% in the nine fiscal months of 2010 from the comparable period in fiscal 2009.

Segment sales

The poor macro-economic market conditions worldwide have reduced industrial production and capital spending, and both have a significant impact on our unit sales volume. All of our segments experienced net sales reductions in the third fiscal quarter and nine fiscal months of 2010, compared to the comparable periods of 2009.

Our Europe segment’s net sales decreased $12.0 million or 5.4% in the third fiscal quarter of 2010, as compared to the third fiscal quarter of 2009, primarily due to lower organic volume which contributed approximately a 12% reduction, and price reductions contributed approximately 5% to the decline. Strong European currencies resulted in approximately a 10% improvement, and acquisitions contributed a 2% increase in net sales. Our Europe segment’s revenue decreased $274.2 million or 33.9% in the nine fiscal months of 2010, as compared to the nine fiscal months of 2009, primarily due to lower organic volume which contributed approximately a 25% reduction. Declining European currencies resulted in approximately a 3% reduction, and price reductions contributed approximately 6% to the decline.

Our Americas segment’s revenue decreased $20.6 million or 10.3% in the third fiscal quarter of 2010, as compared to the third fiscal quarter of 2009, primarily due to lower organic volume, which contributed approximately an 8% reduction, and reduced prices, which contributed approximately a 4% reduction. Partially offsetting were a 1% improvement due to foreign currency fluctuations and a 1% improvement from acquisitions. Our Americas segment’s revenue decreased $157.0 million or 24.1% in the nine fiscal months of 2010, as compared to the nine fiscal months of 2009, primarily due to lower organic volume, which contributed approximately a 21% reduction, and reduced prices, which contributed approximately a 3% reduction.

Our Asia segment’s revenue decreased $7.1 million or 17.9% in the third fiscal quarter of 2010, as compared to the third fiscal quarter of 2009, primarily due to lower organic volume which contributed approximately a 24% reduction, partially offset by foreign exchange, which contributed approximately a 6% improvement. Our Asia segment’s revenue decreased $19.7 million or 16.3% in the nine fiscal months of 2010, as compared to the nine fiscal months of 2009, primarily due to lower organic volume, which contributed approximately a 9% reduction, and reduced prices, which contributed approximately a 9% reduction, partially offset by a 2% increase from stronger foreign currencies.

Product line sales

Sales of our reserve power products in the third fiscal quarter of 2010 and nine fiscal months of 2010 decreased $14.1 million or 6.2% and $138.1 million or 18.9%, respectively, compared to the comparable periods of the prior year. In the third fiscal quarter of 2010, organic volume decline contributed 8% of the decrease, price reductions contributed 4%, partially offset by stronger foreign currencies, which contributed approximately a 5% improvement, and acquisitions, which contributed a 1% improvement. In the nine fiscal months of 2010, lower organic volume contributed approximately a 13% decline, selling price reductions contributed a 5% decline, and weaker foreign currencies contributed 1% decline, compared to the comparable nine fiscal months of the prior year.

Sales of our motive power products in the third fiscal quarter and nine fiscal months of 2010 decreased $25.5 million or 10.9% and $312.8 million or 36.9%, respectively, compared to the comparable periods of the prior year. Our motive power product sales experienced the effects of the global economic decline with a decrease of approximately 14% in organic volume and 4% price reductions, partially offset by stronger foreign currencies, which contributed approximately a 6% improvement and acquisitions contributed a 1% improvement in the third fiscal quarter of 2010. Motive power product sales also experienced a decrease of approximately 31% in organic volume, a 5% reduction in price, and a 1% decrease from the effects of declining foreign currencies, compared to the comparable the nine fiscal months of 2009.

GROSS PROFIT

	Fiscal quarter ended December 27, 2009		Fiscal quarter ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$98.3	23.3%	$101.5	22.0%	$(3.2)	(3.2)%

	Nine fiscal months ended December 27, 2009		Nine fiscal months ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$264.4	23.4%	$323.1	20.5%	$(58.7)	(18.2)%

Gross profit decreased 3.2% or $3.2 million in the third fiscal quarter of 2010, and decreased 18.2% or $58.7 million in the nine fiscal months of 2010 when compared to the third fiscal quarter and nine fiscal months of 2009.

Gross profit as a percentage of net sales improved on a sequential quarterly basis in seven of the last nine fiscal quarters. In the third quarter of 2010, gross profit as a percentage of net sales decreased slightly on a sequential quarterly basis by 80 basis points from 24.1%, primarily due to the effects of higher lead costs.

Gross profit percentage of net sales improved 130 basis points in the third fiscal quarter of 2010, in comparison to the third fiscal quarter of 2009. The increase in the third fiscal quarter of 2010 gross profit percentage is primarily attributed to product mix, lower commodity costs and on-going cost reduction programs, which were partially offset by lower selling prices, as discussed below.

We estimate that the cost of lead alone, our most significant raw material, decreased our cost of sales by approximately $18 million and $115 million, respectively, in third fiscal quarter and nine fiscal months of 2010, compared to the comparable periods in fiscal 2009. These lead cost reductions compared to selling price reductions of approximately $18 million and $80 million, respectively, in the third fiscal quarter and in the nine fiscal months of 2010.

Our sales initiatives will continue to emphasize pricing activities to improve gross profit and continue to focus on improving product mix to higher margin products.

Additionally, we remain highly focused on our long-standing and on-going cost reduction programs, which we believe continue to be highly effective in reducing our costs. This was a significant factor in the improvement of our gross profit percentages in the third fiscal quarter of 2010 to 23.3% and to 23.4% in the nine fiscal months of 2010.

OPERATING ITEMS

	Fiscal quarter ended December 27, 2009		Fiscal quarter ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Operating expenses	$61.6	14.6%	$63.0	13.7%	$(1.4)	(2.1)%

Bargain purchase gain	$(2.9)	(0.7)%	$—	—%	$(2.9)	NA

Restructuring charges	$1.1	0.3%	$0.1	—%	$1.0	NA

Gain on sale of facilities	$—	—%	$(0.4)	(0.1)%	$0.4	NA

	Nine fiscal months ended December 27, 2009		Nine fiscal months ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Operating expenses	$176.3	15.6%	$197.0	12.5%	$(20.7)	(10.5)%

Bargain purchase gain	$(2.9)	(0.3)%	$—	—%	$(2.9)	NA

Restructuring charges	$7.8	0.7%	$3.2	0.2%	$4.6	NA

Gain on sale of facilities	$—	—%	$(11.3)	(0.7)%	$11.3	NA

Legal proceedings charge	$—	—%	$3.4	0.2%	$(3.4)	NA

Operating expenses, excluding the effect of foreign currency translation, decreased 10.0% or $6.3 million in the third fiscal quarter of 2010 and decreased 4.1% or $8.0 million in the nine fiscal months of 2010, when compared to the comparable periods of 2009, due primarily to lower sales volume. Operating expenses as a percentage of net sales increased 90 basis points and 310 basis points, respectively, in the third fiscal quarter and nine fiscal months of 2010, in comparison to the comparable periods in fiscal 2009. Selling expenses, our main component of operating expenses, were 57.2% and 58.1% of total operating expenses in the third fiscal quarter and the nine fiscal months of 2010, respectively, compared to 58.7% and 61.5%, respectively of total operating expenses in the third fiscal quarter and the nine fiscal months of 2009. Additionally, the third fiscal quarter and nine fiscal months nine fiscal months of 2010 included $0.7 million and $1.9 million of professional fees associated with acquisition activities.

We have not been able to reduce selling expenses and operating costs as rapidly as sales have fallen. However, we continue to focus on expense saving initiatives to reduce our operating expenses as a percentage of net sales.

Bargain purchase gain

In the third fiscal quarter of 2010, we acquired the industrial battery businesses of the Swiss company Accu Holding AG, which included the stock of OEB Traction Batteries and the operating assets and liabilities of Oerlikon Stationery Batteries and its Swedish sales subsidiary (collectively referred to as “Oerlikon”). The application of the guidance for purchase accounting resulted in the recognition of a bargain purchase gain of $2.9 million. We expect to incur restructuring charges in connection with the integration of Oerlikon into our operations in future periods.

Restructuring charges

Included in our third fiscal quarter and nine fiscal months of 2010 operating results are $1.1 million and $7.8 million, respectively, of restructuring charges primarily for staff reductions made in Europe and the Americas, and included in our third fiscal quarter and nine fiscal months of 2009 operating results are $0.1 and $3.2 million, respectively, of highlighted restructuring charges primarily for staff reductions made in Europe.

Gain on sale of facilities

Included in our third fiscal quarter and nine fiscal months of 2009 operating results are $0.4 million and $11.3 million, respectively, resulting from the sale of facilities, the most significant of which was the sale of our manufacturing facility in Manchester, England. Included in the gain was the release of $6.6 million of environmental reserves associated with the Manchester facility as all environmental matters related to this facility were assumed by the buyer. The sale of the facility was a planned element of the ongoing European restructuring program and is consistent with our strategy to migrate our production to lower cost facilities.

Legal proceedings charge

Included in our nine fiscal months of 2009 operating results were $3.4 million of expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that our French subsidiary, EnerSys Sarl, was partially responsible for a 1999 fire in a French hotel under construction. The fire occurred prior to the acquisition of EnerSys Sarl in 2002. The Company has appealed this ruling.

OPERATING EARNINGS

	Fiscal quarter ended December 27, 2009		Fiscal quarter ended December 28, 2008		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Europe (1)	$7.9	3.8%	$12.5	5.6%	$(4.6)	(36.5)%
Americas	24.0	13.3	24.0	12.0	—	—
Asia	4.9	15.1	2.1	5.3	2.8	NA

Subtotal	36.8	8.7	38.6	8.4	(1.8)	(4.8)
Gain on sale of facilities-Europe	—	—	0.4	0.2	(0.4)	NA
Restructuring charges-Europe	(1.1)	(0.5)	(0.1)	—	(1.0)	NA
Bargain purchase gain-Europe	2.9	1.4	—	—	2.9	NA

Total operating earnings	$38.6	9.2%	$38.9	8.4%	$(0.3)	(0.8)%

	Nine fiscal months ended December 27, 2009		Nine fiscal months ended December 28, 2008		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage of Total Net Sales (2)	In Millions	Percentage
Europe (1)	$9.9	1.9%	$58.2	7.2%	$(48.3)	(82.9)%
Americas	61.9	12.5	59.2	9.1	2.7	4.6
Asia	16.3	16.1	8.8	7.3	7.5	84.1

Subtotal	88.1	7.8	126.2	8.0	(38.1)	(30.1)
Gain on sale of facilities- Europe	—	—	11.3	1.4	(11.3)	NA
Restructuring charges- Europe	(7.0)	(1.3)	(3.2)	(0.4)	(3.8)	NA
Restructuring charges- Americas	(0.7)	(0.1)	—	—	(0.7)	NA
Legal proceedings charge- Europe	—	—	(3.4)	(0.4)	3.4	NA
Bargain purchase gain - Europe	2.9	1.4	—	—	2.9	NA

Total operating earnings	$83.3	7.4%	$130.9	8.3%	$(47.6)	(36.4)%

(1)	Includes Europe, Middle East and Africa.
(2)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased 0.8% or $0.3 million in the third fiscal quarter of 2010 and decreased 36.4% or $47.6 million in the nine fiscal months of 2010, in comparison to the third fiscal quarter and nine fiscal months of 2009. Operating earnings as a percentage of net sales, as shown in the table above, increased 80 basis points in the third fiscal quarter of 2010, but decreased 90 basis points in the nine fiscal months of 2010, when compared to the comparable periods of 2009.

Operating earnings in the third fiscal quarter and nine fiscal months of 2010 included a net favorable $1.8 million and a net unfavorable $4.8 million, respectively, of highlighted charges and credits. Operating earnings in the third fiscal quarter and nine fiscal months of 2009 included a net favorable $0.3 million of highlighted charges and a net favorable $4.7 million of highlighted credits and charges, respectively, as shown in the table above. In addition, as discussed above, our operating earnings were significantly affected by a decline in sales volume and selling prices, which was partially offset by lower raw material costs and our continuing cost savings programs.

Operating earnings decreased 36.5% in our Europe segment in the third fiscal quarter of 2010 in comparison to the comparable quarter in the prior year, with the operating margin decreasing 180 basis points to 3.8%. This significant reduction in our Europe segment earnings is primarily attributable to a reduction of $12.0 million, or 5.4%, in net sales as compared to the third fiscal quarter of 2009, as European macro-economic conditions remained very weak.

Operating earnings remained steady in our Americas segment in the third fiscal quarter of 2010 in comparison to the comparable quarter in the prior year, with the operating margin increasing 130 basis points to 13.3%, despite a reduction of $20.6 million, or 10.3%, in net sales as compared to the third fiscal quarter of 2009. The margin improvement was primarily from better product mix, cost reduction initiatives and improved commodity cost/price realization.

Operating earnings in our Asia segment more than doubled in the third fiscal quarter of 2010, with the operating margin increasing 980 basis points to 15.1%. The significant improvement in Asia’s earnings was primarily attributable to cost improvement initiatives and improved commodity cost/price realization.

Operating earnings decreased 82.9% in our Europe segment in the nine fiscal months of 2010 in comparison to the comparable period in the prior year, with the operating margin decreasing 530 basis points to 1.9%. This significant reduction in Europe earnings is primarily attributable to a reduction in net sales, as compared to the nine fiscal months of 2009, as European macro-economic conditions remained very weak.

Operating earnings in our Americas segment increased 4.6% in the nine fiscal months of 2010 in comparison to the comparable period in the prior year, while the operating margin increased 340 basis points to 12.5%. Earnings improved in our Americas segment despite a reduction of $157.0 million, or 24.1%, in net sales as compared to the nine fiscal months of 2009, primarily from better product mix, cost reduction initiatives and improved commodity cost/price realization.

Operating earnings in our Asia segment increased 84.1% in the nine fiscal months of 2010 in comparison to the comparable period in the prior year, with the operating margin increasing 880 basis points to 16.1%. The significant improvement in our Asia segment earnings was primarily attributable to cost improvement initiatives, improved commodity cost/price realization and a $1.0 million gain from the sale of assets. Earnings improved in our Asia segment despite a reduction of $19.7 million, or 16.3%, in net sales as compared to the nine fiscal months of 2009, primarily from better product mix, cost reduction initiatives and improved commodity cost/price realization.

INTEREST EXPENSE, NET

	Fiscal quarter ended December 27, 2009		Fiscal quarter ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense, net	$5.7	1.4%	$6.8	1.5%	$(1.1)	(16.2)%

	Nine fiscal months ended December 27, 2009		Nine fiscal months ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense, net	$16.7	1.5%	$20.4	1.3%	$(3.7)	(18.3)%

Interest expense of $5.7 million in the third fiscal quarter of 2010 (net of interest income of $0.5 million) was $1.1 million lower than the $6.8 million in the third fiscal quarter of 2009 (net of interest income of $0.4 million). Interest expense of $16.7 million in the nine fiscal months of 2010 (net of interest income of $1.4 million) was $3.7 million lower than the $20.4 million (net of interest income of $0.9 million) in the nine fiscal months of 2009.

The decrease in interest expense in the third fiscal quarter and nine fiscal months of 2010 compared to the comparable periods in fiscal 2009 is attributed primarily to lower borrowing levels resulting from strong net cash provided by operating activities and lower interest rates.

Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $362.2 million and $367.3 million, respectively, in the third fiscal quarter and nine fiscal months of 2010, compared to our average debt outstanding (reflecting the reduction of the Convertible Notes discount) of $397.4 million and $409.5 million, respectively, in the third fiscal quarter and nine fiscal months of 2009. The average Convertible Note discount excluded from our average debt outstanding was $38.7 million and $40.1 million, respectively, in the third fiscal quarter and nine fiscal months of 2010 and $44.0 million and $35.8 million, respectively, in the third fiscal quarter and nine fiscal months of 2009.

Our average cash interest rates incurred in the third fiscal quarter and nine fiscal months of 2010 were 4.4% and 4.3%, respectively, compared to and 5.0% and 5.1%, respectively, in the third fiscal quarter and nine fiscal months of 2009.

Included in interest expense is non-cash, accreted interest on the Convertible Notes of $1.4 million and $4.0 million, respectively, in the third fiscal quarter and nine fiscal months of 2010 and $1.3 million and $3.0 million, respectively, in the third fiscal quarter and nine fiscal months of 2009.

Also included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $1.4 million, respectively, in the third fiscal quarter and nine fiscal months of 2010, compared to $0.4 million and $1.3 million, respectively, in the third fiscal quarter and nine fiscal months of 2009.

CHARGES RELATED TO REFINANCING

	Nine fiscal months ended December 27, 2009		Nine fiscal months ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Write-off of deferred financing fees	$—	—%	$4.0	0.3%	$(4.0)	NA	%
Loss on termination of interest rate swap agreements	—	—	1.2	0.1	(1.2)	NA

Charges related to refinancing	$—	—%	$5.2	0.3%	$(5.2)	NA	%

In the nine fiscal months of 2009, we incurred charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility. These charges included approximately $4.0 million in write offs of deferred financing fees and $1.2 million of losses incurred as a result of the termination of certain interest rate swap agreements.

OTHER EXPENSE (INCOME), NET

	Fiscal quarter ended December 27, 2009		Fiscal quarter ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$1.5	0.4%	$(13.0)	(2.8)%	$(14.5)	NA	%

	Nine fiscal months ended December 27, 2009		Nine fiscal months ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$4.2	0.4%	$(9.5)	(0.6)%	$(13.7)	NA	%

Other expense, net was $1.5 million in the third fiscal quarter of 2010 compared to other income, net of $13.0 million in the comparable period of fiscal 2009, and $4.2 million of other expense, net in the nine fiscal months of 2010 compared to other income, net of $9.5 million in the comparable period of fiscal 2009.

This $14.5 million and $13.7 million unfavorable change, respectively, in the third fiscal quarter and the nine fiscal months of 2010 compared to the same prior year periods is primarily attributed to net foreign currency transaction losses in the fiscal 2010 periods, as compared to $11.7 million in net foreign currency transaction gains in the nine fiscal months of 2009.

The unusually high volatility of currency fluctuations in the third fiscal quarter of 2009 had resulted in a gain of $13.8 million from foreign currency transactions. We took steps that we believe will mitigate the impact of these foreign currency rate fluctuations in future periods; however, we cannot be certain that foreign currency gains and losses of the size recognized in the third fiscal quarter of 2009 will not occur in the future. For further discussions on Foreign Currency Exchange Rate Risks refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Also included in the nine fiscal months of 2009 were $0.3 million of professional fees associated with a secondary offering and a $0.5 million write-off of minority interest losses.

EARNINGS BEFORE INCOME TAXES

	Fiscal quarter ended December 27, 2009		Fiscal quarter ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$31.5	7.5%	$45.1	9.8%	$(13.6)	(30.4)%

	Nine fiscal months ended December 27, 2009		Nine fiscal months ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$62.4	5.5%	$114.7	7.3%	$(52.3)	(45.6)%

As a result of the above, earnings before income taxes in the third fiscal quarter of 2010 decreased $13.6 million or 30.4% and earnings before income taxes in the nine fiscal months of 2010 decreased $52.3 million or 45.6% compared to nine fiscal months of 2009. Earnings before income taxes as a percentage of sales were 7.5% and 5.5%, respectively, in the third fiscal quarter and nine fiscal months of 2010 in comparison to 9.8% and 7.3%, respectively, in the third fiscal quarter and nine fiscal months of 2009.

INCOME TAX EXPENSE

	Fiscal quarter ended December 27, 2009		Fiscal quarter ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$8.3	2.0%	$15.3	3.3%	$(7.0)	(45.8)%

Effective tax rate	26.4%		34.0%		(7.6)%

	Nine fiscal months ended December 27, 2009		Nine fiscal months ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$18.0	1.6%	$35.3	2.2%	$(17.3)	(49.1)%

Effective tax rate	28.8%		30.8%		(2.0)%

The effective income tax rates for the third fiscal quarters of 2010 and 2009 were 26.4% and 34.0%, respectively. The rate decrease in the third fiscal quarter of 2010 as compared to the comparable prior year period is due to a change in the mix of earnings to lower tax rate jurisdictions and to the non-taxable bargain purchase gain of $2.9 million in the third fiscal quarter of 2010. The effective income tax rates for the nine fiscal months of 2010 and 2009 were 28.8% and 30.8%, respectively. The rate decrease in the nine fiscal months of 2010 as compared to the comparable prior year period is primarily due to a favorable impact from the mix of earnings to lower tax rate jurisdictions, coupled with the non-taxable bargain purchase gain of $2.9 million in the nine fiscal months of 2010.

NET EARNINGS

	Fiscal quarter ended December 27, 2009		Fiscal quarter ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$23.2	5.5%	$29.8	6.5%	$(6.6)	(22.3)%

	Nine fiscal months ended December 27, 2009		Nine fiscal months ended December 28, 2008		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$44.5	3.9%	$79.4	5.0%	$(34.9)	(44.0)%

As a result of the above, net earnings in the third fiscal quarter of 2010 were $23.2 million (5.5% of net sales), or a decrease of 22.3% compared to net earnings in the third fiscal quarter of 2009 of $29.8 million (6.5% of net sales). Net earnings in the nine months of fiscal 2010 were $44.5 million (3.9% of net sales), or a decrease of 44.0% compared to net earnings in the nine fiscal months of 2009 of $79.4 million (5.0% of net sales).

Net earnings per common share in the third fiscal quarter of 2010 were $0.48 per basic share and $0.47 per diluted share, compared to $0.61 per basic share and diluted share in the third fiscal quarter of 2009. Net earnings per common share in the nine fiscal months 2010 were $0.93 per basic share and $0.91 per diluted share, compared to $1.62 per basic share and $1.59 per diluted share in the nine fiscal months 2009.

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

Accordingly, the adoption of the guidance had an impact on our financial position and results of operations, applied on a retrospective basis: a) the separation of our convertible debt into its debt and equity components which reduced long term debt and increased equity effective upon initiation, by $46.3 million and, b) the accretion of debt discount increased interest expense by a non-cash charge of approximately $1.3 and $3.0 million, retrospectively in third fiscal quarter and nine fiscal months of 2009, increasing to approximately $8 million in fiscal 2015.

There have been no other material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $110.2 million for the nine fiscal months of 2010, compared to cash provided of $126.7 million in the comparable period of fiscal 2009.

In the nine fiscal months of 2010, cash from operating activities was provided primarily from net earnings of $44.5 million, depreciation of $34.6 million and $34.8 million from the reduction in primary working capital, partially offset by a decrease in accrued expenses of $10.1.

In the nine fiscal months of 2009, cash from operating activities was provided primarily from net earnings of $79.4 million, depreciation of $37.5 million and an increase in accrued expenses of $14.0 million, plus $2.7 million from primary working capital, partially offset by an $11.3 million adjustment to reconcile net earnings to net cash provided by operating activities, related to the gain on sale of a manufacturing facilities, primarily in Manchester, England.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $441.8 million (yielding a primary working capital percentage of 26.2%) at December 27, 2009, $437.9 million (yielding a primary working capital percentage of 27.8%) at March 31, 2009, and $517.0 million (yielding a primary working capital percentage of 28.0%) at December 28, 2008. The primary working capital percentage of 26.2% at December 27, 2009 is 1.6 percentage points below that for March 31, 2009, and 1.8 percentage points below that for the prior year quarter.

Primary working capital decreased slightly during the nine fiscal months of 2010, due to an increase in trade receivables and inventory, almost completely offset by the increase in accounts payable. Trade receivables increased as a result of higher sales, but decreased as a percentage of annualized sales. We recognize there is additional credit risk in the current economic environment, and we have taken appropriate steps to mitigate this risk. However, we do not believe the increase in credit risk in the nine fiscal months of 2010 is material to our overall business. Since March 31, 2009, we increased our reserve for bad debts by approximately $2.8 million, to a level that we believe is adequate at this time. As sales are increasing, we increased inventory a modest amount during the nine fiscal months ended December 27, 2009. Of the $42.3 million increase in inventory, $12.6 million was due to stronger foreign currencies and $12.0 million represents inventory we acquired with our recent acquisitions. Despite the small increase in primary working capital during the nine fiscal months of 2010, the primary working capital percentage decreased 1.6 percentage points, reflecting our continuing focus on an appropriate level of primary working capital.

Primary working capital and primary working capital percentages at December 27, 2009, March 31, 2009 and December 28, 2008 are computed as follows:

Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
			(in millions)
December 27, 2009	$374.1	$251.6	$(183.9)	$441.8	$1,685.0	26.2%
March 31, 2009	356.2	209.3	(127.6)	437.9	1,572.6	27.8%
December 28, 2008	428.3	256.8	(168.1)	517.0	1,843.5	28.0%

Investing activities used cash of $52.2 million in the nine fiscal months of fiscal 2010, compared to cash used of $29.5 million in the comparable period in fiscal 2009. This increase was primarily due to the $22.7 million of acquisitions and investments, including our acquisition of Oerlikon Battery based in Switzerland and our investment in Altergy Systems, a developer and manufacturer fuel cells, which were completed in fiscal 2010. Capital expenditures were $30.7 million in the nine fiscal months of 2010, compared to $39.9 million in the nine fiscal months of 2009. The capital spending in the nine fiscal months of fiscal 2010 and 2009 includes the continuation of a capacity expansion of our thin plate, pure lead manufacturing facilities for which we anticipate spending a total of approximately $50 million on this project before expected completion in fiscal 2011.

Financing activities used cash of $16.9 million in the nine fiscal months of 2010, primarily for the repayment of short-term debt and the regularly scheduled repayment of long-term debt. During the nine fiscal months of 2009, we repaid $351.4 million borrowed under our prior senior secured credit facility with the issuance of $172.5 million of Convertible Notes, and $225.0 million of Term A loans borrowed under our new $350 million senior secured credit facility. In addition, we repaid $26.8 million of short term debt in the nine fiscal months of 2009. Also in the nine fiscal months of 2009, we made cash payments of $10.7 million for deferred financing costs related to the new Convertible Notes and senior secured credit facility. Finally, the exercise of stock options and the related tax benefits contributed $3.2 million in the nine fiscal months of 2010, compared to an increase of $10.6 million in the comparable period of fiscal 2009.

As a result of the above, total cash and cash equivalents increased by $47.8 million to $211.0 million in the nine fiscal months of 2010 compared to an increase of $84.7 million to $105.3 million in the comparable period of fiscal 2009.

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

RELATED PARTY TRANSACTIONS

In the nine fiscal months of 2010, certain of the Company’s stockholders sold 3,200,000 shares of our common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by those stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

In the nine fiscal months of 2009, concurrently with the Convertible Notes offering, certain of the our stockholders sold 3,690,000 shares of our common stock in a secondary offering pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008. The offered shares were sold by certain of our stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

We did not receive any proceeds from the common stock offerings; however, under the terms of our securityholder agreement, we did incur fees related to the offerings of $0.2 million in the nine fiscal months of 2010 and $0.3 million in the nine fiscal months of 2009.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At December 27, 2009 and March 31, 2009 such agreements effectively convert $170.0 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the outstanding interest rate swap agreements:

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

In connection with the issuance of $172.5 million aggregate principal amount of Convertible Notes and the repayment of a portion of the senior secured Term Loan B in May 2008, we terminated $30.0 million of interest rate swap agreements which had been placed in October, 2005, at a loss of $1.2 million.

A 100 basis point increase in interest rates would increase interest expense by approximately $0.6 million on the non-hedged variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
December 27, 2009	$32.3	33.8	$0.95	10%
March 31, 2009	$14.9	29.7	$0.50	7%
December 28, 2008	$32.4	51.8	$0.63	11%

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, approximately 94% of the cost of our lead requirements are known. This takes into account the hedge contracts in place at December 27, 2009, and lead purchased by December 27, 2009 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead per pound over our cost in fiscal 2009 would increase our fiscal 2010 annual total cost of goods sold by approximately $39 million or 3% of annualized nine fiscal months of 2010 total cost of goods sold.

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

Our largest exposure is from the purchase and conversion of U.S. dollar-based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of December 27, 2009 and March 31, 2009, we had entered into a total of $51.7 million and $19.4 million, respectively, as follows:

	December 27, 2009				March 31, 2009
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual requirements (1)	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual requirements (1)
Sell euros for U.S. dollars	$18.8	$/€	1.47	13%	$2.0	$/€	1.39	1%
Sell euros for Polish zloty	25.2	PLN/€	4.24	56%	8.4	PLN/€	4.40	18%
Sell euros for UK pounds	7.7	€/£	0.89	41%	6.4	€/£	0.91	24%
Sell U.S. dollars for Singapore dollars	—		—	—	2.0	Sgd/$	1.51	39%
Other	—				0.6		—	—

Total	$51.7				$19.4

(1)	Based on the fiscal year currency requirements.

Foreign exchange translation adjustments are recorded in the Consolidated Condensed Statements of Comprehensive Income.

Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges, actual gains and losses in the future may differ from our historical results.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
September 28 – October 25, 2009	—	$—	—	—
October 26 – November 22, 2009	—	—	—	—
November 23 – December 27, 2009	—	—	—	—

Total	—	$—	—	—

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/S/ MICHAEL J. SCHMIDTLEIN
Michael J. Schmidtlein
Interim Chief Financial Officer, Vice President & Corporate Controller

Date: February 3, 2010

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).