Form 10-K
period 2010-03-31
EnerSys
filed 2010-06-01
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2010 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-32253

ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at September 27, 2009: $969,960,813 (1) (based upon its closing transaction price on the New York Stock Exchange on September 25, 2009).

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 27, 2010:                          49,046,585 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 23, 2010, are incorporated by reference in Part III of this Annual Report.

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

For the Fiscal Year Ended March 31, 2010

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

We have two primary industrial battery product lines: reserve power products and motive power products. Net sales classifications by product line are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or UPS, applications for computer and computer-controlled systems, and other specialty power applications, including security systems, for premium starting, lighting and ignition applications, in switchgear and electrical control systems used in electric utilities and energy pipelines, and in commercial aircraft and military aircraft, submarines, ships and tactical vehicles.

•

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

We operate and manage our business in three geographic regions of the world—Americas, Europe and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the United States, and approximately 60% of our net sales were generated outside of the United States. Under the criteria of the Financial Accounting Standards Board (“FASB”) guidance, the Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with our segment headquarters in Reading, Pennsylvania, USA,

•	Europe, which includes Europe, the Middle East and Africa, with our segment headquarters in Zurich, Switzerland, and

•	Asia, which includes Asia, Australia and Oceania, with our segment headquarters in Singapore.

Additionally, see Note 1 to the Consolidated Financial Statements for information on segment reporting and Note 24 for revenue by country, revenues by key product lines and other required disclosures.

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2010”, which refers to our fiscal year ended March 31, 2010. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in 2010 ended on June 28, 2009, September 27, 2009, December 27, 2009, and March 31, 2010, respectively. The four fiscal quarters in 2009 ended on June 29, 2008, September 28, 2008, December 28, 2008, and March 31, 2009, respectively.

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

Today, our reserve power batteries are marketed and sold principally under the PowerSafe, DataSafe, EcoSafe, Hawker, Genesis, Odyssey, Varta, Oerlikon Battery and Cyclon brands. Our motive power batteries are marketed and sold principally under the Hawker, EnerSys Ironclad, General Battery, Fiamm Motive Power, Douglas and Express brands. We also manufacture and sell related DC power products including chargers, electronic power equipment and a wide variety of battery accessories. Our battery products span a broad range of sizes, configurations and electrical capacities, enabling us to meet a wide variety of customer applications.

In August 2004, EnerSys completed an initial public offering (the “IPO”). The Company’s Registration Statement (SEC File No. 333-115553) for its IPO was declared effective by the Securities and Exchange Commission (the “SEC”) on July 26, 2004. The Company’s common stock commenced trading on the New York Stock Exchange on July 30, 2004, under the trading symbol “ENS.”

We have expanded our product offerings and services globally through internal growth and acquisitions.

During March 2002, we acquired the reserve power and motive power business of the Energy Storage Group of Invensys plc. (“ESG”). In June 2005, we acquired the motive power battery business of FIAMM, S.p.A. (“FIAMM”), which complements our European motive power business. During fiscal 2006 and 2007, we made a number of smaller acquisitions, including a producer of specialty nickel-based batteries based in Germany; a producer of lithium power sources, primarily for aerospace and defense applications, located in the United States; a lead-acid battery business in Switzerland; and a manufacturing facility in China. During fiscal 2008, we acquired an approximate 97% interest in Energia AD, an industrial battery producer, now known as EnerSys AD (“Energia”), in Bulgaria.

During fiscal 2010, the Company made several acquisitions, the most significant of which was the acquisition of the industrial battery businesses of the Swiss company Accu Holding AG, which included the acquisition of the stock of OEB Traction Batteries and the operating assets and liabilities of Oerlikon Stationery Batteries and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”). These acquisitions and the investment provide the Company with an additional range of well respected and designed products for use in high integrity applications in telecommunications, utilities, rail, material handling and mining, and other sectors.

Liquidity and Capital Resources

Our financial position is strong and we have substantial liquidity with approximately $201 million of available cash and short-term investments. In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $247 million at March 31, 2010 and $265 million at March 31, 2009 to cover short-term liquidity requirements. On a long-term basis, our senior secured revolving credit facility is committed through June 2013 as long as we continue to comply with its covenants and conditions.

During the first quarter of fiscal 2009, we refinanced the majority of our debt with a new $350 million senior secured credit facility and the issuance of $172.5 million of senior unsecured 3.375% Convertible Notes due 2038, unless earlier converted, redeemed or repurchased. This refinancing was completed during favorable debt market conditions and significantly enhanced our liquidity, extended our debt maturities and lowered our cash interest costs.

(See Liquidity and Capital Resources in Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Notes 8 and 11 in Notes to Consolidated Financial Statements in Item 8).

Restructuring Plans

In connection with the acquisition of Oerlikon in fiscal 2010, we commenced restructuring activities to integrate Oerlikon into our European operations. The accounting for the Oerlikon acquisition also resulted in the recognition of a bargain purchase gain of $2.9 million.

During February and May 2009, we also announced a plan to restructure our European and American operations, which will eliminate approximately 515 employees upon completion across our operations. These actions are primarily in Europe, the most significant of which was the closure of our leased Italian manufacturing facility and the opening of a new Italian distribution center, both occurring in 2010 to continue to provide responsive service to our customers in that market. We estimate that the total charges for these actions will amount to approximately $33.0 million, which includes cash expenses of approximately $24.0 million, primarily for employee severance-related payments, and a non-cash charge of approximately $9.0 million, primarily for impairment of fixed assets. Through March 31, 2010, we have expensed $31.5 million for these restructuring programs.

Following the May 2007 acquisition of approximately a 97% interest in Energia, we announced our commitment to restructure certain operations primarily to facilitate the integration of Energia into the Company’s worldwide operations. This restructuring program is near completion and we have incurred a total charge of $17 million, which included cash expenses of approximately $12.5 million, primarily for employee severance-related payments, and a non-cash charge of approximately $4.5 million, primarily for impairment of fixed assets.

(See Cost Savings Initiatives-Restructuring in Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 20 of Notes to Consolidated Financial Statements in Item 8).

Segments

The Company operates in three business segments: (1) Americas, which includes North and South America (2) Europe, which includes Europe, the Middle East and Africa, and (3) Asia, which includes Asia, Australia and Oceania. Each business segment operates predominantly in one industry, the industrial battery industry, and our products are organized under two major product lines, reserve power products and motive power products. Financial information about our business segments is included in Note 24 of Notes to Consolidated Financial Statements in Item 8.

Our Customers

We serve over 10,000 customers in over 100 countries, on a direct basis or through our distributors. We are not overly dependent on any particular end market. Our customer base is highly diverse and no single customer accounts for more than 5% of our revenues.

Product Lines

Our reserve power customers consist of regional customers as well as global customers. These customers are in diverse markets including telecom, UPS, electric utilities, security systems, emergency lighting and premium starting, lighting and ignition applications. In addition, we sell our aerospace and defense products in numerous countries, including the governments of the U.S., Germany and the U.K. and to major defense and aviation original equipment manufacturers (“OEMs”).

Our motive power products are sold to a large, diversified customer base. These customers include material handling equipment dealers, OEMs and end users of such equipment. End users include manufacturers, distributors, warehouse operators, retailers, airports, mine operators and railroads.

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

The primary raw materials used to manufacture our products include lead, plastics, steel and copper. We purchase lead from a number of leading suppliers throughout the world. Because lead is traded on the world’s commodity markets and its price fluctuates daily, we periodically enter into hedging arrangements for a portion of our projected requirements to reduce the volatility of our costs.

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

Europe

We believe we have the largest market share in the European industrial battery market. We compete principally with Exide Technologies in the reserve and motive products markets; FIAMM, NorthStar, SAFT as well as Chinese producers in the reserve products market; and Hoppecke in the motive products market.

Americas

We believe we have the largest market share for the Americas industrial battery market. We compete principally with Exide Technologies and East Penn Manufacturing in the reserve and motive products markets; C&D Technologies Inc., NorthStar, SAFT and EaglePicher (OM Group) in the reserve products market; and Crown Battery Manufacturing Co. in the motive products market.

Asia

We have a small share of the fragmented Asian industrial battery market. We compete principally with GS Yuasa in the reserve and motive products markets; Coslight, Narada and China Shoto in the reserve products market; and JSB and Shinkobe in the motive products market.

Warranties

Warranties for our products vary geographically and by product type and are competitive with other suppliers of these types of products. Generally, our reserve power product warranties range from one to twenty years and our motive power product warranties range from one to seven-years. The length of our warranties is sometimes extended to reflect varied regional characteristics and competitive influences. In some cases, our warranty period may include a pro rata period, which is typically based around the design life of the product and the application served. Our warranties generally cover defects in workmanship and materials and are limited to specific usage parameters.

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

Although other manufacturers may possess certain thin-plate pure-lead technology (“TPPL”), we believe we are the only manufacturer of products using TPPL technology in the reserve and motive power markets. Some aspects of this technology may be patented in the future. In any event, we believe that a significant capital investment would be required by any party desiring to produce products using TPPL technology for these markets.

We own or possess exclusive and non-exclusive licenses and other rights to use a number of trademarks in various jurisdictions. We have obtained registrations for many of these trademarks in the United States and other jurisdictions. Our various trademark registrations currently have durations of approximately 10 to 20 years, varying by mark and jurisdiction of registration and may be renewable. We endeavor to keep all of our material registrations current. We believe that many such rights and licenses are important to our business by helping to develop strong brand-name recognition in the marketplace. Some of the significant (registered and unregistered) trademarks that we use include: Aquafree, Armasafe plus, Combitrac, Compact Power, Cyclon, DataSafe, Deserthog, Douglas Battery, Douglas Legacy, EcoSafe, Electrona, Energia, Energy Plus, EnerSys Ironclad, Envirolink, Eon Technology, Express, FIAMM Motive Power, General Battery, Genesis, Hawker, HUP, LifeGuard, LifePlus, Life Speed, Loadhog, Odyssey, Oerlikon Battery, Oldham, PowerGuard, PowerLease, Powerline, PowerPlus, PowerSafe, Rackline, Redion, Smarthog, Superhog, Supersafe, Varta, Waterless and Workhog.

Seasonality

Our business generally does not experience significant quarterly fluctuations in net sales as a result of weather or other trends that can be directly linked to seasonality patterns. However, our second fiscal quarter normally experiences moderate reductions in net sales compared to our first fiscal quarter for that year, due to summer manufacturing shutdowns of our customers and holidays primarily in North America and Western Europe. Our fourth fiscal quarter normally experiences the highest sales of any fiscal quarter within a given year. Many reserve power telecommunications customers tend to perform extensive service and engage in higher battery replacement and maintenance activities in the first calendar quarter of a year, which is our fourth fiscal quarter. In addition, many of our largest industrial customers are on a calendar year basis and many tend to also purchase their durable goods more heavily in our fourth fiscal quarter than within any other fiscal quarter.

However, global economic conditions had a significant impact on our sales in the past two years. After increasing modestly in the first fiscal quarter of 2009 over the last fiscal quarter of 2008, worldwide sales declined sequentially by 11.0%, 12.5% and 14.7% in the second, third and fourth fiscal quarters of 2009, respectively. After decreasing by 13.5% in the first fiscal quarter of 2010 from the last fiscal quarter of 2009, worldwide sales increased sequentially by 8.0%, 14.7% and 7.0% in the second, third and fourth fiscal quarters of 2010, respectively, as global economic activity improved.

Product and Process Development

Our product and process development efforts are focused on the creation and optimization of new battery products using existing technologies, which, in certain cases, differentiate our stored energy solutions from that of our competition. We allocate our resources to the following key areas:

•	the design and development of new products;

•	optimizing and expanding our existing product offering;

•	waste and scrap reduction;

•	production efficiency and utilization;

•	capacity expansion without additional facilities; and

•	quality attribute maximization.

Employees

At March 31, 2010, we had approximately 7,800 employees. Of these employees, approximately 2,870, almost all of whom work in our European facilities, were covered by collective bargaining agreements. The average term of these agreements is two years, with the longest term being three years. These agreements expire over the period from calendar years 2010 to 2012.

We consider our employee relations to be good. Historically, we have not experienced any significant labor unrest or disruption of production.

Environmental Matters

In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and changing environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, we are required to comply with the regulation issued from the European Economic Union called Registration, Evaluation, Authorization and Restriction of Chemicals or “REACH,” that entered into force on June 1, 2007. Under the regulation, companies which manufacture or import more than one ton of a chemical substance per year will be required to register it in a central database administered by the new European Chemicals Agency. REACH will require a registration, over a period of 11 years, of some 30,000 chemical substances. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws and regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time, we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or their exposure to, hazardous substances used, stored, transported or disposed of by us or contained in our products.

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at their current or former properties or at properties at which they have disposed of hazardous substances. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties that was caused by former owners. Soil and groundwater contamination has occurred at some of our current and former properties and may occur or be discovered at other properties in the future. In addition, we have been and may, in the future be liable to contribute to the cleanup of locations owned or operated by other persons to which we or our predecessor companies have sent wastes for disposal, pursuant to federal and other environmental laws. Under these laws, the owner or operator of contaminated properties and companies that generated, disposed of or arranged for the disposal of wastes sent to a contaminated disposal facility can be held jointly and severally liable for the investigation and cleanup of such properties, regardless of fault.

Sumter, South Carolina

We currently are responsible for certain environmental obligations at our former battery facility in Sumter, South Carolina. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. We are subject to ongoing storm water inspection requirements under a 2000 Consent Order based on suspected lead contamination. There may be other unidentified contaminants in the soil or groundwater that also predate our ownership of this facility. We have established a reserve for this facility. As of March 31, 2010, the reserves related to this facility totaled approximately $3.7 million. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.

Manchester, England

In the first fiscal quarter of 2009, the Company sold its Manchester, England manufacturing facility. The new owners assumed the related environmental obligations and, accordingly, we removed the approximate $6.6 million of environmental reserves associated with this location.

Environmental and safety certifications

Eleven of our facilities in the United States, Europe and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Two facilities in Europe are certified to OHSAS 18001 standards.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room, located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our Internet address is http://www.enersys.com. We make available free of charge on http://www.enersys.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

The following risks and uncertainties, as well as others described in this Annual Report on Form 10-K, could materially and adversely affect our business, our results of operations and financial conditions and could cause actual results to differ materially from our expectations and projections. Stockholders are cautioned that these and other factors, including those beyond our control, may affect future performance and cause actual results to differ from those which may, from time to time, be anticipated. There may be additional risks that are not presently material or known. See “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements made by us or on our behalf are qualified by the risks described below.

We operate in an extremely competitive industry and are subject to continual pricing pressure.

We compete with a number of major international manufacturers and distributors, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of our industry, consolidation among industrial battery purchasers and the financial difficulties being experienced by several of our competitors, we have been subjected to continual and significant pricing pressures. We anticipate heightened competitive pricing pressure as Chinese and other foreign producers are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with OEMs and other customers. In addition, certain of our competitors own lead smelting facilities which, during periods of lead cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to reduce our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

The current uncertainty in global economic conditions could negatively affect the Company’s operating results.

Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our business segments are highly dependent on the economic and market conditions in each of the geographic areas in which we operate. Our products are heavily dependent on the end markets that we serve and our operating results will vary by geographic segment, depending on the economic environment in these markets. Sales of our motive power products, for example, depend significantly on demand for new electric industrial forklift trucks, which in turn depends on end-user demand for additional motive capacity in their distribution and manufacturing facilities. The uncertainty in global economic conditions varies by geographic segment, and can result in substantial volatility in global credit markets. These conditions affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products, which could in turn negatively impact our sales and earnings generation and result in a material adverse effect on our business, cash flow, results of operations and financial position.

Risk of forced conversion of Convertible Notes

Under the terms of our senior unsecured 3.375% Convertible Notes, a holder of Convertible Notes may require the Company to repurchase some or all of the holder’s Convertible Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of June 1, 2015, 2018, 2023, 2028 and 2033 at a price equal to 100% of the accreted principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest, if any, in each case. As of March 31, 2010, the Company has $172.5 million of Convertible Notes outstanding.

The Company expects to have the available liquidity, and it is the Company’s current intent to settle the principal amount of any such conversions in cash, and any additional optional conversions in cash, shares of EnerSys common stock or a combination of cash and shares. The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased by the Company.

Reliance on third party relationships and derivative agreements could adversely affect the Company’s business.

We depend on third parties, including suppliers, distributors, lead toll operators, freight forwarders, insurance brokers, commodity brokers, major financial institutions and other third party service providers, for key aspects of our business including the provision of derivative contracts to manage risks of: a) lead cost volatility, b) foreign currency exposures and c) interest rate volatility on a portion of our long-term floating-rate debt. Failure of these third parties to meet their contractual, regulatory and other obligations to the Company or the development of factors that materially disrupt our relationships with these third parties could expose us to the risks of high lead costs, unfavorable foreign currency rates and higher interest expenses, which could have a material adverse effect on our business.

Our raw materials costs are volatile and expose us to significant movements in our product costs.

Lead is our most significant raw material and is used along with significant amounts of plastics, steel, copper and other materials in our manufacturing processes. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lead, are volatile and beyond our control.

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

We invoice foreign sales and service transactions in local currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current exchange rates as of the balance sheet date. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, primarily the euro, British pound and Polish zloty, may adversely affect our revenue, cost of revenue and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. Approximately 60% of net sales were generated outside of the United States.

Most of the risk of fluctuating foreign currencies is in our Europe segment, which comprised approximately 50% of our net sales during the last two fiscal years. The euro is the dominant currency in our European operations.

The translation impact from currency fluctuations on net sales and operating earnings in Americas and Asia segments are not significant, as a substantial majority of these net sales and operating earnings are in U.S. dollars or foreign currencies that have been closely correlated to the U.S. dollar.

Foreign currency depreciation will make it more expensive for our non-U.S. subsidiaries to purchase certain of our raw material commodities that are priced globally in U.S. dollars, while the related revenue will decrease when translated to U.S. dollars. Significant movements in foreign exchange rates can have a material impact on our results of operations and financial condition. We periodically engage in hedging of our foreign currency exposures, but cannot assure you that we can successfully hedge all of our foreign currency exposures or do so at a reasonable cost.

We manufacture and assemble our products primarily in Bulgaria, China, the Czech Republic, France, Germany, Mexico, Poland, the United Kingdom and the United States. Approximately 60% of our sales and expenses are translated in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty, Chinese renminbi and Mexican peso.

We quantify and monitor our global foreign currency exposures. Our largest foreign currency exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany financing and trade transactions. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce the impact from the volatility of currency movements. Based primarily on statistical currency correlations on our current exposures for fiscal 2010, we are confident that the pretax effect on annual earnings due to changes in the principal currencies in which we conduct our business would not be in excess of approximately $10 million in more than one year out of twenty years. The fiscal 2009 gains exceeded the normal statistical range. The settlement or translation of intercompany financing and trading balances during a period of unusually high volatility of foreign currency exchange rates in fiscal 2009, resulted in a gain of $11.6 million from foreign currency transactions as compared to a loss of $3.0 million in fiscal 2010. We have taken steps that we believe will mitigate the impact of these foreign currency rate fluctuations and such fluctuations were minimized in the fiscal 2010; however, we cannot be certain that foreign currency fluctuations of the size recognized in fiscal 2009 will not occur in the future.

Our international operations may be adversely affected by actions taken by foreign governments or other forces or events over which we may have no control.

We currently have significant manufacturing and/or distribution facilities outside of the United States, including in the United Kingdom, France, Germany, China, Mexico, Poland, the Czech Republic, Spain, Italy, Bulgaria, Australia, Belgium and Switzerland. We may face political instability and economic uncertainty, cultural and religious differences and difficult labor relations in our foreign operations. We also may face barriers in the form of long-standing relationships between potential customers and their existing suppliers, national policies favoring domestic manufacturers and protective regulations including exchange controls, restrictions on foreign investment or the repatriation of profits or invested capital, changes in export or import restrictions and changes in the tax system or rate of taxation in countries where we do business. We cannot assure you that we will be able to successfully develop and expand our international operations and sales or that we will be able to overcome the significant obstacles and risks of our international operations.

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

Any acquisitions that we complete may dilute stockholder ownership interests in EnerSys, may have adverse effects on our financial condition and results of operations and may cause unanticipated liabilities.

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

Our ability to maintain adequate credit facilities.

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

As of March 31, 2010, we had $350.5 million of total consolidated debt (including capital lease obligations). This level of debt could:

•

increase our vulnerability to adverse general economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings bear, and will continue to bear, interest at floating rates;

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

This list of factors that may affect future performance includes all material factors of which we are aware. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Set forth below is certain information, as of March 31, 2010, with respect to our principal properties. The primary function of the listed facilities is manufacturing of industrial batteries, unless otherwise noted.

Location	Products Produced/Function	Size (sq. feet utilized)	Owned/Leased
Americas:
Reading, PA	Worldwide and Americas Headquarters	109,000	Owned
Warrensburg, MO	Industrial Batteries	490,000	Owned
Richmond, KY	Industrial Batteries and Distribution	372,500	Owned/Leased
Hays, KS	Industrial Batteries	351,000	Owned
Monterrey, Mexico	Industrial Batteries	181,000	Owned
Tijuana, Mexico	Industrial Batteries	156,000	Owned
Ooltewah, TN	Industrial Batteries	100,750	Owned
Allentown, PA	Distribution Center	80,000	Leased
Sumter, SC	Distribution Center	70,000	Owned
Cleveland, OH	Industrial Battery Chargers	66,000	Owned
Sumter, SC	Metal Fabrication	52,000	Owned
Horsham, PA	Industrial Batteries	51,400	Leased
Chino, CA	Distribution Center	47,400	Leased
Monterrey, Mexico	Metal Fabrication	44,800	Leased
Dallas, TX	Distribution Center	40,000	Leased
Washington, PA	Distribution Center	37,800	Leased
Santa Fe Springs, CA	Distribution Center	35,000	Leased
Brampton, Canada	Distribution Center	30,400	Leased
Burr Ridge, IL	Distribution Center	25,500	Leased
Norcross, GA	Distribution Center	23,600	Leased
Somerset, NJ	Distribution Center	23,000	Leased
Kansas City, MO	Distribution Center	19,700	Leased
Union City, CA	Distribution Center	17,400	Leased
Warrington, PA	Distribution Center	15,000	Leased
Warwick, RI	Design Center	4,000	Leased

Europe:
Zurich, Switzerland	Europe Headquarters	2,500	Leased
Arras, France	Industrial Batteries and Battery Chargers	486,000	Owned
Targovishte, Bulgaria	Industrial Batteries	483,000	Owned
Newport, Wales	Industrial Batteries	233,000	Owned
Bielsko-Biala, Poland	Industrial Batteries	220,000	Owned
Hagen, Germany	Industrial Batteries	185,000	Owned
Hostimice, Czech Republic	Metal Fabrication and Distribution	85,310	Owned
Herstal, Belgium	Distribution Center	58,700	Leased
Zwickau, Germany	Industrial Batteries	57,000	Leased
Zamudio, Spain	Industrial Battery Assembly and Distribution	55,000	Owned
Gambellara, Italy	Distribution Center	54,000	Leased
Manchester, England	Distribution Center	42,600	Leased
Tunis, Tunisia	Industrial Batteries	23,000	Leased
Budapest, Hungary	Industrial Batteries	12,000	Leased

Asia:
Singapore	Asia Headquarters	3,200	Leased
Shenzhen, China	Industrial Batteries	176,000	Leased
Jiangsu, China	Industrial Batteries	160,000	Owned
Shantou, China	Industrial Batteries	92,000	Owned
Sydney, Australia	Industrial Battery Assembly and Distribution	13,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business. We do not expect that any of this litigation, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock has been listed on the New York Stock Exchange under the symbol “ENS” since it began trading on July 30, 2004. Prior to that time, there had been no public market for our common stock. The following table sets forth, on a per share basis for the periods presented, the range of high, low and closing prices of the Company’s common stock.

Quarter Ended	High Price	Low Price	Closing Price
June 28, 2009	$19.36	$12.80	$18.83
September 27, 2009	22.85	16.38	21.72
December 27, 2009	24.27	21.28	22.18
March 31, 2010	24.99	19.49	24.66

June 29, 2008	$37.14	$22.54	$33.02
September 28, 2008	34.23	18.30	19.69
December 28, 2008	19.71	5.96	10.58
March 31, 2009	13.47	8.74	12.12

Holders of Record

As of May 26, 2010, there were approximately 286 record holders of common stock of the Company. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock, and we have certain restrictions from doing so by our senior secured credit facility. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three fiscal years ended March 31, 2010, we did not issue any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the number of common shares we purchased during the fourth fiscal quarter of 2010 from participants in our equity incentive plans. As provided by such plans, vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the plans to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
December 28, 2009- January 24, 2010	16,094	$21.87	—	—
January 25, 2010-Febuary 21, 2010	—	—	—	—
February 22, 2010-March 31, 2010	60,034	24.36	—	—

Total	76,128	$23.84	—	—

STOCK PERFORMANCE GRAPH

The following graph compares the changes in cumulative total returns on EnerSys’ common stock with the changes in cumulative total returns of the New York Stock Exchange Composite Index, a broad equity market index, and the total return on a selected peer group index. The peer group selected is based on the standard industrial classification codes (“SIC Codes”) established by the U.S. government. The index chosen was “Miscellaneous Electrical Equipment and Suppliers” and comprises all publically traded companies having the same three-digit SIC Code (369) as EnerSys. The constituent companies are: A123 Systems Inc., Active Power Inc., Advanced Battery Technologies Inc., C & D Technologies Inc., Chatsworth Data Solutions Inc., China BAK Battery Inc., Composite Technology Corp., Cymer Inc., DAM Holdings Inc., Eclips Energy Technologies Inc., Electro Energy Inc., Ener1 Inc., Energenx Inc., Energizer Holdings Inc., Enerlume Energy Management Corp., Exide Technologies, Greatbatch Inc., Hoku Scientific Inc., Hydrogen Corp., Li-Ion Motors Corp., Lithium Technology Corp., Manhattan Scientifics Inc., Millenium Cell Inc., Motorcar Parts of America, Oak Ridge Micro Energy Inc., Powersafe Technology Inc., Rofin-Sinar Technologies Inc., Satcon Technology Corp., Save the World Air Inc., Spectrum Brands Inc., Standard Motor Products, Inc., TNR Technical Inc., Turbine Truck Engines Inc., Ultralife Batteries Inc. and Valence Technology Inc. The peer group data points are weighted by market capitalization of the constituent companies.

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group (duly updated for changes) on March 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth certain selected consolidated financial and operating data. The selected consolidated financial data presented below for the fiscal years ended March 31, 2010, 2009 and 2008, and as of March 31, 2010 and 2009, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below for the years ended March 31, 2007 and 2006, and as of March 31, 2008, 2007 and 2006, are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. This information should be read in conjunction with the consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere, herein.

	Fiscal Year Ended March 31,
	2010(1)	2009(1)	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Income:
Net sales	$1,579,385	$1,972,867	$2,026,640	$1,504,474	$1,283,265
Cost of goods sold	1,218,481	1,559,433	1,644,753	1,193,266	1,006,467

Gross profit	360,904	413,434	381,887	311,208	276,798
Operating expenses	235,597	256,507	249,350	221,102	199,900
Bargain purchase gain	(2,919)	—	—	—	—
Gain on sale of facilities	—	(11,308)	—	—	—
Restructuring and other charges	13,929	22,424	13,191	—	8,553
Legal proceedings charge (settlement income)	—	3,366	—	(3,753)	—

Operating earnings	114,297	142,445	119,346	93,859	68,345
Interest expense	22,658	26,733	28,917	27,733	24,900
Charges related to refinancing	—	5,209	—	—	—
Other (income) expense, net	4,384	(8,597)	4,234	3,024	(1,358)

Earnings before income taxes	87,255	119,100	86,195	63,102	44,803
Income tax expense	24,951	37,170	26,499	17,892	14,077

Net earnings	$62,304	$81,930	$59,696	$45,210	$30,726

Net earnings per share
Basic	$1.29	$1.68	$1.25	$0.97	$0.66
Diluted	1.28	1.66	1.22	0.95	0.66
Weighted average shares outstanding
Basic	48,122,207	48,824,434	47,645,225	46,539,638	46,226,582
Diluted	48,834,095	49,420,303	48,644,450	47,546,240	46,788,363

	Fiscal Year Ended March 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$136,602	$219,437	$4,018	$72,424	$42,872
Net cash used in investing activities	(77,244)	(46,810)	(62,150)	(49,052)	(76,876)
Net cash (used in) provided by financing activities	(24,472)	(23,196)	39,558	(1,323)	27,905
Other operating data:
Capital expenditures	45,111	57,143	45,037	42,355	39,665

	As of March 31,
	2010	2009(1)	2008	2007	2006
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$201,042	$163,161	$20,620	$37,785	$15,217
Working capital	475,768	429,769	389,480	276,252	211,434
Total assets	1,652,010	1,492,851	1,710,790	1,409,013	1,263,948
Total debt, including capital leases	350,486	375,656	426,754	402,311	402,490
Total EnerSys stockholders’ equity	779,897	670,151	691,543	542,099	445,188

(1)	In the first fiscal quarter of 2010, we adopted the new accounting for convertible notes as required by the FASB guidance, effective retrospectively to the first fiscal quarter of 2009, for the initial issuance of Convertible Notes in May 2008. The adoption resulted in a restatement of fiscal 2009 net earnings of approximately $2.7 million ($4.3 million pre-tax) and an initial reclass of debt to Paid in Capital of approximately $46.3 million. Additionally, the rules adoption resulted in a comparable decrease in net earnings related to non-cash interest of approximately $3.4 million ($5.4 million pre-tax) in fiscal 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2010, 2009, and 2008, should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

We have two primary industrial battery product lines: reserve power products and motive power products. Net sales classifications by product line are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, UPS, applications for computer and computer-controlled systems, and other specialty power applications, including security systems, for premium starting, lighting and ignition applications, in switchgear and electrical control systems used in electric utilities and energy pipelines, and in commercial aircraft and military aircraft, submarines, ships and tactical vehicles.

•

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting, rail car lighting and rail signaling equipment.

We previously reported two business segments consisting of reserve power and motive power products. The FASB guidance defines that a segment for reporting purposes, is based on the financial performance measures that are regularly reviewed by the chief operating decision maker to assess segment performance and to make decisions about a public entity’s allocation of resources. Recent consideration of this guidance and changes made to our management structure, have led us to decide to report our segment results based upon our three geographic regions. Additionally, FASB guidance mandates a single basis of segmentation and therefore we will no longer report our operating earnings by both geographic regions and product lines. We will, however, continue to provide revenue information for our reserve power and motive power product lines, consistent with FASB guidance.

We operate and manage our business in three geographic regions of the world— Americas, Europe and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the United States, and approximately 60% of our net sales are generated outside of the United States. Under the criteria of the FASB guidance, the Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with our segment headquarters in Reading, Pennsylvania, USA:

•	Europe, which includes Europe, the Middle East and Africa, with our segment headquarters in Zurich, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with our segment headquarters in Singapore.

Additionally, see Note 24 to the Consolidated Financial Statements for revenue by country, revenues by key product lines and other required disclosures.

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

Our management structure and financial reporting systems, and associated internal controls and procedures, are all consistent with our two business product lines and three geographic regions in which we operate.

Our financial results are largely driven by the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	changes in our market share in the product line markets and business segments where we operate;

•	changes in our selling prices and, in periods when our product costs increase, our ability to raise our selling prices to pass such cost increases through to our customers;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	the extent to which we can control our fixed and variable costs, including those for our raw materials, manufacturing and distribution and operating activities;

•	changes in our levels of debt and changes in the variable interest rates under our credit facilities; and

•	the size and number of acquisitions and our ability to achieve their intended benefits.

Current Market Conditions

Economic Climate

Market conditions in our industry were generally strong in fiscal 2008 and through the first fiscal quarter of 2009. Global economic activity declined sharply after that and our revenue reached a recent low point in the first quarter of fiscal 2010. Since then, economic activity has improved and our quarterly revenue has increased along with global increases in industrial production and capital spending. As explained below, we have taken numerous steps to restructure our manufacturing base and administrative operations to reduce our costs. Our capital structure has improved over the last two fiscal years and we believe we have the capital available to meet our business needs and to continue to remain aggressive in pursuing further acquisition opportunities.

Volatility of Commodities

Volatility of commodity costs and foreign currency exchange rates and customer demand have caused large swings in our production costs. In addition, if the economy improves in future periods, our commodity costs may be subject to inflationary cost increases. The cost of lead, our principal raw material, has fluctuated widely during recent years. Our estimated change in lead cost due to fluctuations in price was a decrease of approximately $87 million in fiscal 2010 from fiscal 2009. Our estimated incremental lead cost due to increases in average lead prices in fiscal 2009 over fiscal 2008 was approximately $15 million.

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

Our selling prices have changed substantially during the last several years to reflect the cost of commodities. During fiscal 2009, as a result of reductions in the cost of lead, our average selling prices began to decline as measured on a sequential quarterly basis. During fiscal 2010, our selling prices began to increase to reflect rising commodity prices. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Cost Savings Initiatives-Restructuring

To minimize the impacts discussed above, we took actions to further rationalize our production facilities and move capacity to lower cost facilities, as more fully explained below.

We anticipate different demand volatility in each of the business segments for our products and services, influenced by the geographical economic conditions in each segment, and have taken numerous steps to address this volatility. We view this as a time for us to continue to further consolidate operations and undertake additional restructuring of our business. Cost savings programs remain a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing, raw materials costs and our operating expenses. Examples of such cost savings initiatives include our fiscal 2008 European restructuring programs, primarily related to the Energia acquisition, and the fiscal 2009 restructuring program, primarily related to closing our Italian manufacturing operation. In fiscal 2009, we initiated restructuring programs in the Americas and Europe, and, in fiscal 2010, we began the restructuring programs primarily related to the Oerlikon acquisition in Europe. Our operating results reflect most of the benefits of those actions with the remainder to be experienced in future periods. We believe that these restructuring actions will have a favorable pre-tax earnings impact of $36 million when fully implemented by the end of fiscal 2011.

Liquidity and Capital Resources

The worldwide volatility in the economic climate had been a major concern in the past two years. However, we started actions at the beginning of fiscal 2009 that positioned us well to weather the current economic downturn. In May 2008, we completed the sale of $172.5 million aggregate principal amount of senior unsecured 3.375% Convertible Notes due 2038, and used the net proceeds of $168.2 million to repay a portion of its existing senior secured Term Loan B. The senior unsecured Convertible Notes are potentially convertible, at the option of the holders, into shares of our common stock. It is our current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased. As explained, however, in “Critical Accounting Policies and Estimates,” our adoption of FASB guidance on accounting for convertible debt instruments that may be settled in cash upon conversion, was effective in the first fiscal quarter of 2010, and was applied on a retrospective basis. The adoption of the guidance increased interest expense for fiscal 2009, retroactively, by a non-cash charge of approximately $4 million, increased fiscal 2010 by approximately $5 million, and is expected to increase to $8 million by fiscal 2015.

Also, immediately following the closing of the $172.5 million senior unsecured Convertible Notes Issue, we commenced refinancing the outstanding combined balance of the senior secured Term Loan B and our existing Revolver of approximately $300 million, with a new $350 million senior secured credit facility comprising a $225 million Term A Loan and a new $125 million Revolver. These actions, along with solid operating performance during fiscal 2009, provided us with the opportunity to repurchase 1.8 million shares of our outstanding common stock at a cost of approximately $19.8 million, which we expect will improve our future earnings per share performance.

Our combined cash flow from operations was approximately $356 million during fiscal 2009 and 2010. During that time we invested $102 million in capital expenditures and in fiscal 2010 we invested $33 million in new business opportunities.

As a result of the above actions, at March 31, 2010, our financial position is strong and we have substantial liquidity with approximately $201 million of available cash and short-term investments, approximately $131 million of undrawn, committed credit lines, and over $116 million of uncommitted credit lines. We believe that we have the financial resources and the capital available to remain active in pursuing further investment and acquisition opportunities.

Our Corporate History

There have been several key stages in the development of our business, which explain to a significant degree our results of operations over the past several years.

We were formed in late 2000 by Morgan Stanley Capital Partners (currently Metalmark Capital) and the management of Yuasa, Inc. to acquire the reserve power and motive power battery business of Yuasa Corporation (Japan) in North and South America. Our results of operations for the past eight fiscal years have been significantly affected by our acquisition of the reserve power and motive power business of ESG on March 22, 2002 and several smaller acquisitions, including three in fiscal 2010.

Our successful integration of ESG provided global scale in both the reserve and motive power markets. The ESG acquisition also provided us with a further opportunity to reduce costs and improve operating efficiency that, among other initiatives, led to closing underutilized manufacturing plants, distribution facilities, sales offices and eliminating other redundant costs, including staff.

In August 2004, EnerSys completed an IPO, and our common stock commenced trading on the New York Stock Exchange on July 30, 2004, under the trading symbol “ENS.”

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

Revenue Recognition

We recognize revenue when the earnings process is complete. This occurs when we ship in accordance with terms of the underlying agreement, title transfers, collectibility is reasonably assured and pricing is fixed and determinable. Shipment terms to our battery product customers are primarily shipping point or destination and do not differ significantly between our business segments of the world. Accordingly revenue is recognized when title is transferred to the customer. Amounts invoiced to customers for shipping and handling are classified as revenue. Taxes on revenue producing transactions are not included in net sales.

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

Asset Impairment Determinations

According to the FASB guidance on the accounting for goodwill and other intangible assets, goodwill is not amortized. We test for the impairment of our goodwill and trade names at least annually and whenever events or circumstances occur indicating that a possible impairment has been incurred. We utilize financial projections of our business segments, certain cash flow measures, as well as our market capitalization in the determination of the fair value of these assets.

With respect to our other long-lived assets other than goodwill and indefinite lived intangible assets, we are required to test for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply the FASB guidance on the accounting for the impairment or disposal of long-lived assets, in order to determine whether or not an asset was impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

Litigation and Claims

From time to time the Company has been or may be a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, federal and state employment laws, including wage and hour laws, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the government, customers, suppliers and employees. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

•	Interpretation of contractual rights and obligations;

•	The status of government regulatory initiatives, interpretations and investigations;

•	The status of settlement negotiations;

•	Prior experience with similar types of claims;

•	Whether there is available insurance coverage; and

•	Advice of outside counsel.

Environmental Loss Contingencies

Accruals for environmental loss contingencies (i.e., environmental reserves) are recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated. Management views the measurement of environmental reserves as a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the need to forecast well into the future. From time to time we may be involved in legal proceedings under federal, state and local, as well as international environmental laws in connection with our operations and companies that we have acquired. The estimation of environmental reserves is based on the evaluation of currently available information, prior experience in the remediation of contaminated sites and assumptions with respect to government regulations and enforcement activity, changes in remediation technology and practices, and financial obligations and credit worthiness of other responsible parties and insurers.

Warranty

We record a warranty reserve for possible claims against our product warranties, which generally run for a period of one to twenty years for our reserve power batteries and for a period of one to seven years for our motive power batteries. The assessment of the adequacy of the reserve includes a review of open claims and historical experience.

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

Retirement Plans

We use certain assumptions in the calculation of the actuarial valuation of our defined benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return of assets. Changes in these assumptions can result in changes to the recognized pension expense and recorded liabilities.

We account for Defined Benefit Pension Plans in accordance with FASB guidance. The guidance requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs.

Critical accounting estimates and assumptions related to the actuarial valuation of our defined benefit plans are evaluated periodically as conditions warrant and changes to such estimates are recorded.

Equity-based compensation

We recognize compensation cost relating to equity-based payment transactions by using a fair-value measurement method, in accordance with the FASB guidance on accounting for share-based payment. The FASB guidance requires all equity-based payments to employees, including grants of stock options, to be recognized as compensation expense based on fair value over the requisite service period of the awards. We determine the fair value of restricted stock and restricted stock units based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes option-pricing model, which uses both historical and current market data to estimate the fair value. This method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. When estimating the requisite service period of the awards, we consider expected forfeitures and many related factors including types of awards, employee class, and historical experience. Actual results, and future changes in estimates of the requisite service period may differ substantially from our current estimates.

Income Taxes

Our effective tax rate is based on pretax income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. We account for income taxes in accordance with the FASB guidance on accounting for income taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases on recorded assets and liabilities. The FASB guidance also requires that deferred tax assets be reduced by a valuation allowance, when it is more likely than not that a tax benefit will not be realized.

The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. In accordance with the FASB guidance on accounting for uncertainty in income taxes, we evaluate tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements. If the more likely than not threshold is not met in the period for which a tax position is taken, we may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period.

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

Derivative Financial Instruments

We have entered into interest rate swap agreements to manage risk on a portion of our long-term floating-rate debt. We have entered into lead forward purchase contracts to manage risk of the cost of lead. We have entered into foreign exchange forward contracts and purchased option contracts to manage risk on foreign currency exposures. Our agreements are with creditworthy financial institutions, and for those contracts that result in a liability position there is no risk of nonperformance by the counterparties. The risk of nonperformance of those contracts that result in an asset position are not considered material and the vast majority of these will settle within one year. The counterparties to certain of these agreements are lenders under the senior secured credit agreement and liabilities related to these agreements are covered under the security provisions of the Credit Agreement. We do not hold or issue derivative financial instruments for trading or speculative purposes. The FASB guidance on accounting for derivative instruments and hedging activities, establishes accounting and reporting standards for derivative instruments and hedging activities. We recognize all derivatives as either assets or liabilities in the accompanying balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed quarterly on the initial purchases that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such interest rate swap agreements. Inventory and cost of goods sold is adjusted to include the payments made or received under such lead and foreign currency forward contracts. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity are recognized in earnings in the period in which the underlying hedged transaction is terminated. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in earnings.

In the fourth quarter of fiscal 2009, we adopted the FASB guidance on disclosures about derivative instruments and hedging activities, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The FASB guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Fair Value Measurements

In the first quarter of fiscal 2009, we adopted the FASB guidance on the fair value option for financial assets and financial liabilities. The guidance permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

Also, in the first quarter of fiscal 2009, we adopted the FASB guidance on fair value measurements as it relates to fair value measurement requirements for financial assets and liabilities. The guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. However, FASB deferred the effective date of the guidance until the beginning of our fiscal 2010, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill and other non-amortized intangibles.

Market and Economic Conditions

The overall economic conditions in the markets we serve can be expected to have a material effect on our results of operations. Our operating results are directly affected by the world-wide and geographic economic climate as well as general cyclical patterns of the industries in which our major customer groups operate. Each of our business segments are heavily dependent on the end markets they serve and our results of operations will vary depending on general economic activity and the capital expenditure environment in these markets.

Market conditions in our industry were generally strong in fiscal 2008 and through the first quarter of fiscal 2009. Global economic activity declined strongly after that and our revenue reached a recent low point in the first quarter of 2010. Since then, economic activity has improved and our quarterly revenue has increased along with global increases in industrial production and capital spending.

Additionally, during the last four fiscal years, the cost of lead, our principal raw material, has fluctuated widely. The highest price for lead on the London Metal Exchange during fiscal 2007 was $0.91 per pound on February 26, 2007 and during fiscal 2008 was $1.81 per pound on October 15, 2007. The highest and the lowest price for lead on the London Metal Exchange during fiscal 2009 was, respectively, $1.34 per pound on April 7, 2008 and $0.40 per pound on December 22, 2008. The highest and the lowest price for lead on the London Metal Exchange during fiscal 2010 was, respectively, $1.18 per pound on January 7, 2010 and $0.56 per pound on April 1, 2009. Since March 31, 2010, lead averaged approximately $0.93 per pound. Our estimated change in lead cost due to fluctuations in price was a decrease of approximately $87 million in fiscal 2010 from fiscal 2009 compared to an increase of approximately $15 million in fiscal 2009 over fiscal 2008.

We manufacture and assemble our products primarily in Bulgaria, China, the Czech Republic, France, Germany, Mexico, Poland, the United Kingdom and the United States. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Volatile changes in foreign currency exchange rates, such as we experienced in fiscal 2009 and 2010, impact our results of operations.

Our business strategy continues to focus on improving our operating margins by closely monitoring our pricing, controlling our costs and enhancing our product mix. We also remain active in seeking acquisitions to help grow revenue and earnings.

We have been subjected to pricing pressures over the past several years. Our selling prices have changed substantially during the last several years to reflect the cost of commodities. During fiscal 2009, as a result of reductions in the cost of lead, our average selling prices began to decline as measured on a sequential quarterly basis. During fiscal 2010, our selling prices began to increase to reflect rising commodity prices. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

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

During fiscal 2008, we initiated a restructuring plan, primarily in Europe, to facilitate the integration of Energia’s reserve and motive power businesses into the Company’s worldwide operations. The restructuring was designed to improve operational efficiencies and eliminate redundant costs primarily as a result of the Energia transaction. Total spending for this plan was $17 million with the final $0.5 million charge in fiscal 2010. This plan resulted in the reduction of 272 employees and total annual saving of $12 million.

During fiscal 2009 and fiscal 2010, we announced a plan to restructure our European and American operations, which will result in the reduction of approximately 515 employees on completion of the plan. These actions are primarily in Europe, the most significant of which is the closure of our leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to our customers in that market. We estimate that the total charges for these actions will amount to approximately $33 million, which includes cash expenses of approximately $24 million, primarily for employee severance-related payments, and a non-cash charge of approximately $9 million, primarily for impairment of fixed assets. Based on the applicable accounting guidance, we recorded restructuring charges of $19.1 million in fiscal 2009 and $12.4 million in fiscal 2010. These restructuring actions will have a favorable annualized pre-tax earnings impact of $24 million when fully implemented.

During fiscal 2010, in connection with the acquisition of Oerlikon, we initiated a plan to restructure Oerlikon’s operations in Switzerland, which will result in the reduction of approximately 75 employees based on actions taken as of March 31, 2010. We estimate that the total charges for these actions will amount to approximately $2 million, which is primarily for employee severance-related payments. Based on the applicable accounting guidance, we recorded a restructuring charge of $1.3 million in fiscal 2010.

The Company expects to be committed to approximately $2 million of expenses for the remaining restructuring programs in fiscal 2011.

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

For fiscal 2010, 2009 and 2008, we estimate that materials costs comprised over half of cost of goods sold. The largest single raw material cost is lead, which comprised approximately 26%, 32% and 33% of cost of goods sold in fiscal 2010, 2009 and 2008, respectively.

We use significant amounts of lead, plastics, steel, copper and other materials in manufacturing our products. The costs of these raw materials, particularly lead, are volatile and some of the volatility can be mitigated through hedging activities. Year over year lead costs decreased approximately $87 million in fiscal 2010 and increased approximately $15 million in fiscal 2009 and $222 million in fiscal 2008, as a result of cost fluctuations experienced during those years. Lead, plastics, steel and copper in the aggregate represent our principal raw materials costs. Volatile raw materials costs can significantly affect our operating results and make period-to-period comparisons difficult. We attempt to control our raw materials costs through strategic purchasing decisions and hedging transactions. Where possible, we pass along our increased raw materials costs to our customers.

The following table shows certain average commodity prices for fiscal 2010, 2009 and 2008, which have not been adjusted for the timing of the impact on our financial results:

	2010	2009	2008
Lead $/lb.(1)	$0.901	$0.751	$1.296
Steel $/lb.(2)	0.298	0.333	0.366
Copper $/lb.(1)	2.783	2.660	3.430

(1)	Source: London Metal Exchange (“LME”)
(2)	Source: Nucor Corporation

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

Operating expenses in fiscal 2010, 2009 and 2008 were incurred in the following functional areas of our business (as a percent of the total).

	2010	2009	2008
Selling	59%	61%	62%
General and administrative	34	33	32
Engineering	7	6	6

Total	100%	100%	100%

In comparing fiscal 2010 financial results to fiscal 2009, and fiscal 2009 financial results to fiscal 2008, management believes it is appropriate to consider the following highlighted pretax charges and credits:

Fiscal 2010 included: $2.9 million of a bargain purchase gain on the Oerlikon acquisition, $13.9 million of operating restructuring charges and $2.0 million of expenses for acquisition related charges.

Fiscal 2009 included: $22.4 million of operating restructuring charges, $3.4 million of legal proceedings charge, and the non-operating charges of $5.2 million related to our debt refinancing; partially offset by gains of $11.3 million on sales of facilities.

Fiscal 2008 included: $13.2 million of operating restructuring charges.

Other income (expense), net consists primarily of non-operating foreign currency transaction gains (losses) and expenses associated with shelf registrations and secondary offerings.

We quantify and monitor our global foreign currency exposures. On a selective basis, we will enter into foreign currency forward contracts and option contracts to reduce the impact from the volatility of currency movements. However, in fiscal 2009 foreign currency transaction gains exceeded the normal statistical ranges. The high volatility of currency fluctuations resulted in foreign currency transaction gains of $11.6 million in fiscal 2009 as compared to a loss of $3.0 million in fiscal 2010. We took steps in fiscal 2009 and 2010 that we believe will mitigate the impact of these foreign currency rate fluctuations in the future; however, we cannot be certain that foreign currency fluctuations of the size recognized in fiscal 2009 will not occur in the future.

Results of Operations—Fiscal 2010 Compared to Fiscal 2009

The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2010, compared to fiscal year ended March 31, 2009:

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$1,579.4	100.0%	$1,972.9	100.0%	$(393.5)	(19.9)%
Cost of goods sold	1,218.5	77.1	1,559.5	79.0	(341.0)	(21.9)

Gross profit	360.9	22.9	413.4	21.0	(52.5)	(12.7)
Operating expenses	235.6	15.0	256.5	13.0	(20.9)	(8.1)
Bargain purchase gain	(2.9)	(0.2)	—	—	(2.9)	NA
Gain on sale of facilities	—	—	(11.3)	(0.6)	11.3	NA
Legal proceedings charge	—	—	3.4	0.2	(3.4)	NA
Restructuring charges	13.9	0.9	22.4	1.2	(8.5)	(37.9)

Operating earnings	114.3	7.2	142.4	7.2	(28.1)	(19.8)
Interest expense	22.7	1.4	26.7	1.4	(4.0)	(15.2)
Charges related to refinancing	—	—	5.2	0.3	(5.2)	NA
Other (income) expense, net	4.3	0.3	(8.6)	(0.4)	12.9	NA

Earnings before income taxes	87.3	5.5	119.1	6.0	(31.8)	(26.7)
Income tax expense	25.0	1.6	37.2	1.8	(12.2)	(32.9)

Net earnings	$62.3	3.9%	$81.9	4.2%	$(19.6)	(24.0)%

Overview

Fiscal 2010 results include a net sales decrease from fiscal 2009 of 19.9%, to $1.6 billion, due to the recent decline in global economic activity, with a decrease to gross profit of 12.7% to $360.9 million. Our gross profit margin increased 190 basis points to 22.9% due primarily to our cost savings initiatives and the favorable effect of lower commodity costs, partially offset by price decreases to our customers and decreased sales volume. We estimate that the reduction in average selling prices decreased our net sales by approximately 4% in fiscal 2010.

Operating expenses in fiscal 2010 decreased from fiscal 2009 by 8.1%, due mainly to volume, cost restructuring, lower commissions and lower bad debt expense. Operating expenses as a percentage of sales were 15.0% in fiscal 2010, an increase from 13.0% in fiscal 2009 as we did not reduce the fixed cost components at the rate our net sales decreased.

In comparing fiscal 2010 financial results to fiscal 2009, management believes it is appropriate to highlight the following items. We incurred $13.9 million in restructuring expenses in fiscal 2010 compared to $22.4 million in fiscal 2009. Also in fiscal 2010, we expensed $2.0 million acquisition related costs in operating expenses. In fiscal 2009 we incurred a $3.4 million legal proceedings charge. Partially offsetting these unfavorable items in fiscal 2010 was the recognition of a bargain purchase gain of $2.9 million, and, in fiscal 2009, we recorded a gain on sale of facilities of $11.3 million.

Interest expense in fiscal 2010 decreased from fiscal 2009 by approximately $4.0 million or 15.2%, due primarily to higher levels of invested cash, lower borrowing levels and lower LIBOR variable rates offset by an increase of $1.1 million of non-cash accreted interest on our Convertible Notes.

In addition, in fiscal 2009, we incurred approximately $5.2 million of charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility.

Other (income) expense, net was expense of approximately $4.3 million in fiscal 2010 compared to income of $8.6 million in fiscal 2009. This is primarily attributed to $3.0 million of net foreign currency transaction losses in fiscal 2010, as compared to net foreign currency transaction gains primarily on short-term intercompany loans and receivables of $11.6 million in fiscal 2009.

Fiscal 2010 net earnings were $62.3 million compared to fiscal 2009 net earnings of $81.9 million. Net earnings per common share in fiscal 2010 were $1.29 per basic share and $1.28 per diluted share, compared to $1.68 per basic share and $1.66 per diluted share in fiscal 2009.

A discussion of specific fiscal 2010 versus fiscal 2009 operating results follows, including an analysis and discussion of the results of our business segments.

Net Sales

Total net sales decreased $393.5 million or 19.9% in fiscal 2010 from fiscal 2009. This was due to a 17% decline in organic volume and price decreases of 4% as a direct result of the recent economic slowdown. Acquisitions in fiscal 2010 added approximately 1% to net sales.

Fluctuations in the U.S. dollar versus foreign currencies had minimal impact on fiscal 2010 net sales versus fiscal 2009. The euro exchange rate to the U.S. dollar averaged $1.417 / € in fiscal 2010 compared to $1.422/ € in fiscal 2009.

Organic volume declined as a result of the global decline in economic activity. Worldwide industrial production and capital spending slowed significantly and both have a significant impact on our unit sales volume. The organic volume change in sales (the change in sales, excluding the effects of foreign currency translation, acquisitions and price increases) was a decrease of approximately $339 million or 17% in fiscal 2010 from fiscal 2009. The majority of this decrease occurred as a direct result of the recent economic slowdown, particularly in Europe.

In addition, selling price reductions contributed an approximate $77 million or a 4% decrease in our sales in fiscal 2010 from fiscal 2009.

Partially offsetting the above declines was an approximate $24 million or 1% increase in our sales in fiscal 2010 from fiscal 2009 attributable to acquisitions.

Net sales by business segment were as follows:

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Europe	$742.0	47.0%	$987.2	50.0%	$(245.2)	(24.8)%
Americas	700.3	44.3	831.3	42.2	(131.0)	(15.8)
Asia	137.1	8.7	154.4	7.8	(17.3)	(11.2)

Total net sales	$1,579.4	100.0%	$1,972.9	100.0%	$(393.5)	(19.9)%

The Europe segment’s revenue decreased by $245.2 million or 24.8% in fiscal 2010, as compared to fiscal 2009, primarily due to a 21% decrease in organic volume. Also contributing to the decline were lower prices, partially offset by the favorable impact of acquisitions.

The Americas segment’s revenue decreased by $131.0 million or 15.8% in fiscal 2010, as compared to fiscal 2009, primarily due to a 14% decrease in organic volume. Also contributing to the decline were lower prices, partially offset by the favorable impact of acquisitions.

The Asia segment’s revenue decreased by $17.3 million or 11.2% in fiscal 2010 as compared to fiscal 2009, primarily due to an 8% decrease in organic volume. Also contributing to the decline were lower prices, partially offset by stronger foreign exchange rates.

Net sales by product line were as follows:

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$820.5	52.0%	$933.8	47.3%	$(113.3)	(12.1)%
Motive power	758.9	48.0	1,039.1	52.7	(280.2)	(27.0)

Total net sales	$1,579.4	100.0%	$1,972.9	100.0%	$(393.5)	(19.9)%

Sales in our reserve power product line decreased in fiscal 2010 by $113.3 million or 12.1% compared to the prior year primarily due to lower organic volume and prices, with a small offset from sales attributed to acquisitions.

Sales in our motive power product line decreased in fiscal 2010 by $280.2 million or 27.0% compared to the prior year primarily due to a decrease in organic volume and prices resulting from the effects of the global economic decline with a small offset from sales attributed to acquisitions.

Gross Profit

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$360.9	22.9%	$413.4	21.0%	$(52.5)	(12.7)%

Gross profit decreased $52.5 million or 12.7% in fiscal 2010 compared to fiscal 2009. Gross profit, excluding the effect of foreign currency translation, decreased $53 million or 12.8% in fiscal 2010 compared to fiscal 2009. Gross profit margin improved 190 basis points in fiscal 2010 compared to fiscal 2009. Lead costs represented approximately 26% of total cost of goods sold for fiscal 2010 as compared to approximately 32% of total cost of goods sold for fiscal 2009. We have made great efforts to improve gross margin in an environment of fluctuating commodity and energy costs, and we continue to focus on a wide variety of sales initiatives, which include improving product mix to higher margin products and obtaining appropriate pricing for products relative to our costs. Lastly, we continue to focus on cost savings initiatives such as relocating production to low cost facilities and implementing more automation in our manufacturing plants.

Operating Expenses, Bargain Purchase Gain, Gain On Sale Of Manufacturing Facility and Other Charges

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$235.6	15.0%	$256.5	13.0%	$(20.9)	(8.1)%
Bargain purchase (gain)	(2.9)	(0.2)	—	—	(2.9)	NA
(Gain) on sale of facilities	—	—	(11.3)	(0.6)	11.3	NA
Legal proceedings charge	—	—	3.4	0.2	(3.4)	NA
Restructuring charges	13.9	0.9	22.4	1.2	(8.5)	(37.9)

Operating Expenses

Operating expenses decreased $20.9 million or 8.1% in fiscal 2010 from fiscal 2009 as net sales decreased 19.9%. Operating expenses represented 15.0% of net sales in fiscal 2010 as compared to 13.0% in fiscal 2009. Selling expenses were 59.0% of operating expenses in fiscal 2010, compared to 61.0% in fiscal 2009. Operating expenses decreased in fiscal 2010 as compared to fiscal 2009, primarily as a result of lower sales commissions due to lower sales volumes, cost restructuring, and lower bad debt expense. As we reduced our costs in this area through cost savings initiatives, we made a conscious decision to maintain much of our selling and administrative personnel through the recent economic decline. This ensured we have adequate staff to grow in the future.

Bargain Purchase Gain

In fiscal 2010, we acquired the industrial battery businesses of the Swiss company Accu Holding AG, which included the acquisition of the stock of OEB Traction Batteries and the operating assets and liabilities of Oerlikon Stationery Batteries and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”). The accounting for the Oerlikon acquisition resulted in the recognition of a bargain purchase gain of $2.9 million. The Company commenced restructuring with the integration of Oerlikon into the Company’s operations in the fourth quarter of fiscal 2010. See “Restructuring Charges” below.

Gain on Sale of Facilities

Included in our fiscal 2009 operating results are $11.3 million of highlighted gains resulting from the sale of two of our facilities, the most significant of which was the sale of our manufacturing facility in Manchester, England. Included in the Manchester gain was the release of $6.6 million of environmental reserves since the buyers assumed all environmental liabilities associated with this facility. The sale of the Manchester facility was a planned element of ongoing European restructuring programs and is consistent with our strategy to migrate production to lower cost facilities.

Restructuring Charges

In fiscal 2010, we incurred $13.9 million of obligations for activities primarily related to the completion of the restructurings that began in fiscal 2008 and to restructure our recently acquired Oerlikon operation.

In fiscal 2009, we incurred restructuring expenses from activities to restructure our Europe and Americas operations. These actions are primarily in Europe, the most significant of which was the closure of our leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to our customers in that market. In addition, we implemented additional cost reduction actions in our continuing efforts to reduce overall costs. The 2009 restructuring plan charge, which totaled $19.1 million, included $12.9 million incurred for staff reductions plus $6.2 million of non-cash impairment charges for redundant machinery and equipment. Also in fiscal 2009, we incurred obligations of approximately $3.3 million for 2008 European restructuring plan activities that resulted from the Energia acquisition, which included $2.9 million incurred for staff reductions and professional fees, plus $0.4 million of non-cash impairment charges for redundant machinery and equipment, bringing the total expense to date for the 2008 European restructuring initiative to approximately $17.0 million.

At March 31, 2010, the 2008 European restructuring programs were essentially complete; however, the 2009 restructuring program is expected to incur additional obligations of approximately $1 million, primarily in fiscal 2011.

Legal Proceedings Charge

Included in our fiscal 2009 operating results are $3.4 million of highlighted expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that our French subsidiary, EnerSys Sarl, which was acquired by us in 2002, was partially responsible for a 1999 fire in a French hotel under construction. We have appealed this ruling.

Operating Earnings

Fiscal 2010 operating earnings of $114.3 million were $28.1 million lower than in fiscal 2009 and remained at 7.2% of sales. Fiscal 2010 operating earnings were unfavorably affected by lower organic volume and price decreases, partially offset by lower commodity costs and our continuing cost savings programs. As discussed above, fiscal 2010 operating earnings included $2.9 million of highlighted gains resulting from a bargain purchase, and fiscal 2009 operating earnings included $11.3 million of highlighted gains resulting from the sale of two of our facilities and $3.4 million of highlighted legal proceedings charge. In addition, fiscal 2010 and 2009 operating earnings included the negative impact of $13.9 million and $22.4 million, respectively, of restructuring charges. Although not highlighted below, fiscal 2010 also included the negative impact of $2.0 million for acquisition activity related expense in Europe and Americas.

Operating earnings by geographic segment were as follows:

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Europe	$17.6	2.4%	$64.9	6.6%	$(47.3)	(72.9)%
Americas	87.2	12.4	79.2	9.5	8.0	10.1
Asia	20.5	15.0	12.8	8.3	7.7	60.2

Subtotal	125.3	7.9	156.9	8.0	(31.6)	(20.1)
Bargain purchase gain-Europe	(2.9)	(0.4)	—	—	(2.9)	NA
Restructuring charges-Europe	13.2	1.8	22.0	2.2	(8.8)	(40.0)
Restructuring charges-Americas	0.7	0.1	0.4	0.1	0.3	75.0
Gain on sales of facilities-Europe	—	—	(11.3)	(1.1)	11.3	NA
Legal proceedings charge-Europe	—	—	3.4	0.3	(3.4)	NA

Total	$114.3	7.2%	$142.4	7.2%	$(28.1)	(19.8)%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

The Europe segment’s operating earnings, excluding the highlighted items discussed above, decreased $47.3 million or 72.9% in fiscal 2010 compared to fiscal 2009 due to lower organic volumes and sales prices. Organic volume in Europe dropped more than 20% in fiscal 2010, a significantly larger decrease than in our other two segments. We could not reduce costs in Europe as quickly as in the case of the other segments and, therefore experienced a substantial decline in operating earnings.

The Americas segment’s operating earnings, excluding the highlighted items discussed above, increased $8.0 million or 10.1% in fiscal 2010 despite a net sales decrease of 15.8%. The Americas segment’s operating earnings were favorably affected by improved plant utilization and cost savings programs, which more than offset a 14% decline in organic growth and a 3% decline in prices.

The Asia segment’s operating earnings, which increased $7.7 million, reflect the improved operating performance primarily from commodity cost savings despite a decrease in organic volume of approximately 8% and a decline in selling prices.

Interest Expense

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$22.7	1.4%	$26.7	1.4%	$(4.0)	(15.2)%

Interest expense of $22.7 million in fiscal 2010 (net of interest income of $1.8 million) was $4.0 million lower than the $26.7 million in fiscal 2009 (net of interest income of $0.4 million).

The decrease in interest expense in fiscal 2010 compared to fiscal 2009 is attributed primarily to higher levels of invested cash, lower borrowing levels and lower LIBOR variable rates.

Our average debt outstanding (including the amount of the Convertible Notes discount of $39.4 million) was $364.1 million in fiscal 2010, compared to our average debt outstanding (including the amount of $44.2 million in Convertible Notes discount) of $395.8 million, in fiscal 2009. Our average cash interest rate incurred in fiscal 2010 was 4.3% compared to 5.0% in fiscal 2009.

Included in interest expense is non-cash, accreted interest on the Convertible Notes of $5.4 million in fiscal 2010 and $4.3 million in fiscal 2009. Also included in interest expense are non-cash charges for deferred financing fees of $1.7 million in fiscal 2010, compared to $1.7 million, in fiscal 2009.

Charges Related to Refinancing

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Charges related to refinancing	$—	—%	$5.2	0.3%	$(5.2)	NA

In fiscal 2009, we incurred charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility. These charges included approximately $4.0 million in write offs of deferred financing fees and $1.2 million of losses incurred as a result of the termination of certain interest rate swap agreements.

Other (Income) Expense, Net

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$4.3	0.3%	$(8.6)	(0.4)%	$12.9	NA

Other (income) expense, net was a net expense of approximately $4.3 million in fiscal 2010 compared to a net income of approximately $8.6 million in fiscal 2009. This is primarily attributed to net foreign currency transaction losses primarily on short-term intercompany loans and receivables of $3.0 million in fiscal 2010, as compared to a gain of $11.6 million in fiscal 2009.

Earnings Before Income Taxes

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$87.3	5.5%	$119.1	6.0%	$(31.8)	(26.7)%

As a result of the factors discussed above, fiscal 2010 earnings before income taxes were $87.3 million, a decrease of $31.8 million or 26.7% compared to fiscal 2009.

Income Tax Expense

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$25.0	1.6%	$37.2	1.8%	$(12.2)	(32.9)%

Effective tax rate	28.6%		31.2%

The effective income tax rate was 28.6% in fiscal 2010, compared to the fiscal 2009 effective tax rate of 31.2%. The lower effective income tax rate in fiscal 2010 was primarily due to changes in the mix of earnings among our various legal entities in multiple jurisdictions and a non-recurring tax benefit of approximately $2.1 million that was recognized during fiscal 2010 on the filing of amended tax returns. The fiscal 2009 effective income tax rate included a non-recurring benefit of approximately $1.1 million on the effective settlement of a foreign tax credit.

Net Earnings

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net earnings	$62.3	3.9%	$81.9	4.2%	$(19.6)	(24.0)%

As a result of the factors described above, fiscal 2010 net earnings were $62.3 million compared to fiscal 2009 net earnings of $81.9 million. The $19.6 million decrease is due primarily to a $52.5 million or 12.7% decrease in gross profit as a result of a $393.5 million or 19.9% decline in sales. Gross profit margin increased by 190 basis points. In fiscal 2010, operating expenses declined $20.9 million or 8.1% as we did not reduce expenses as much as the percentage decline in revenue.

Net earnings per common share in fiscal 2010 were $1.29 per basic share and $1.28 per diluted share compared to $1.68 per basic share and $1.66 per diluted share in fiscal 2009.

Results of Operations—Fiscal 2009 Compared to Fiscal 2008

The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2009, compared to fiscal year ended March 31, 2008:

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$1,972.9	100.0%	$2,026.6	100.0%	$(53.7)	(2.7)%
Cost of goods sold	1,559.5	79.0	1,644.7	81.2	(85.2)	(5.2)

Gross profit	413.4	21.0	381.9	18.8	31.5	8.3
Operating expenses	256.5	13.0	249.4	12.3	7.1	2.8
Gain on sale of facilities	(11.3)	(0.6)	—	—	(11.3)	NA
Legal proceedings charge	3.4	0.2	—	—	3.4	NA
Restructuring charges	22.4	1.2	13.2	0.7	9.2	69.7

Operating earnings	142.4	7.2	119.3	5.9	23.1	19.4
Interest expense	26.7	1.4	28.9	1.4	(2.2)	(7.6)
Charges related to refinancing	5.2	0.3	—	—	5.2	NA
Other (income) expense, net	(8.6)	(0.4)	4.2	0.2	(12.8)	NA

Earnings before income taxes	119.1	6.0	86.2	4.3	32.9	38.2
Income tax expense	37.2	1.8	26.5	1.3	10.7	40.4

Net earnings	$81.9	4.2%	$59.7	2.9%	$22.2	37.2%

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

Operating expenses in fiscal 2009 grew over fiscal 2008 by 2.8%, due mainly to general cost increases and higher provisions for bad debts and legal accruals. Operating expenses as a percentage of sales were 13% in fiscal 2009, an increase from 12.3% in fiscal 2008 due to costs described above.

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

Interest expense in fiscal 2009 decreased from fiscal 2008 by approximately $2.2 million or 7.6%, due primarily to lower LIBOR variable rates, coupled with higher interest income on invested cash. In addition, in fiscal 2009, we incurred approximately $5.2 million of charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility.

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

Fiscal 2009 Compared to Fiscal 2008

Net sales by business segment were as follows:

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Europe	$987.2	50.0%	$1,115.3	55.0%	$(128.1)	(11.5)%
Americas	831.3	42.2	777.9	38.4	53.4	6.9
Asia	154.4	7.8	133.4	6.6	21.0	15.8

Total net sales	$1,972.9	100.0%	$2,026.6	100.0%	$(53.7)	(2.7	) %

Consolidated net sales decreased by $53.7 million or 2.7% in fiscal 2009. In fiscal 2009, price increases of approximately 5% were more than offset by the negative impact of currency fluctuations of approximately 1% and a decrease in organic volume of approximately 7%. The majority of this decrease occurred in the second half of fiscal 2009 as a direct result of the prevailing economic slowdown, particularly in Europe. We believe our competitors experienced the same economic challenges and allowed our global business to continue to gain market share.

Fluctuations in the U.S. dollar versus foreign currencies resulted in a decrease of approximately $24 million or 1% in fiscal 2009 net sales. The euro exchange rate to the U.S. dollar averaged $1.42/ € in fiscal 2009 compared to $1.43/ € in fiscal 2008, while other European currencies, such as the British pound, declined sharply.

Organic volume declined as a result of the global decline in economic activity. Worldwide industrial production and capital spending slowed and both had a significant impact on our unit sales volume. The organic volume change in sales (the change in sales, excluding the effects of foreign currency translation and price increases) was a decrease of approximately $132 million or 7% in fiscal 2009 from fiscal 2008.

Partially offsetting the above declines was an approximate $102 million or 5% increase in our sales in fiscal 2009 from fiscal 2008 attributable to selling price recovery actions.

The Europe segment’s revenue decreased by $128.1 million or 11.5% in fiscal 2009, as compared to fiscal 2008, primarily due to lower organic volume and declining European currencies, which was substantially offset by price increases.

The Americas segment’s revenue increased by $53.4 million or 6.9% in fiscal 2009 as compared to fiscal 2008, due to higher prices, partially offset by declines of approximately 1% in both currency and organic growth.

The Asia segment’s revenue increased by approximately $21.0 million or 15.8% in fiscal 2009, primarily attributed to higher prices, stronger foreign exchange rates, and continued general business expansion in that region during the period.

Product Line Net Sales

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$933.8	47.3%	$883.8	43.6%	$50.0	5.7%
Motive power	1,039.1	52.7	1,142.8	56.4	(103.7)	(9.1)

Total net sales	$1,972.9	100.0%	$2,026.6	100.0%	$(53.7)	(2.7)%

Sales in our reserve power business increased in fiscal 2009 by $50.0 million or 5.7% compared to the prior year primarily due to price increases.

Sales in our motive power product line decreased in fiscal 2009 by $103.7 million or 9.1% compared to the prior year primarily due to a decrease in organic volume from the effects of the global economic decline.

Gross Profit

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$413.4	21.0%	$381.9	18.8%	$31.5	8.3%

Gross profit increased $31.5 million or 8.3% in fiscal 2009 compared to fiscal 2008. Gross profit, excluding the effect of foreign currency translation, increased $34.6 million or 9.0% in fiscal 2009 compared to fiscal 2008. Gross profit margin improved 220 basis points in fiscal 2009 compared to fiscal 2008. Gross profit percentage of net sales has improved on a sequential quarterly basis in every quarter of fiscal 2009. Prices for lead, our principal raw material, fluctuated widely in fiscal 2009. Lead costs approximated 32% of total cost of goods sold for fiscal 2009 as compared to approximately 33% of total cost of goods sold for fiscal 2008. We made great efforts to improve gross margin in an environment of fluctuating commodity and energy costs, and we continued to focus on a wide variety of sales initiatives, which benefit our margins by improving product mix to higher margin products. Lastly, we continued to focus on cost savings initiatives such as relocating production to low cost facilities and implementing more automation in our manufacturing plants.

Operating Expenses, Gain On Sale Of Manufacturing Facility and Other Charges

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$256.5	13.0%	$249.4	12.3%	$7.1	2.8%
(Gain) on sale of facilities	(11.3)	(0.6)	—	—	(11.3)	NA
Legal proceedings charge	3.4	0.2	—	—	3.4	NA
Restructuring charges	22.4	1.2	13.2	0.7	9.2	69.7

Operating Expenses

Operating expenses increased $7.1 million or 2.8% in fiscal 2009 over fiscal 2008 as net sales decreased 2.7%. Excluding the effect of foreign currency translation, operating expenses increased 3.8% in fiscal 2009 over fiscal 2008, while net sales decreased 1.5% in fiscal 2009 from fiscal 2008. Operating expenses represented 13.0% of net sales in fiscal 2009 as compared to 12.3% in fiscal 2008. Selling expenses were 61.0% of operating expenses in fiscal 2009, compared to 61.8% in fiscal 2008. Operating expenses increased in fiscal 2009 as compared to fiscal 2008, primarily due to higher provisions for bad debts and legal accruals. We continued to further reduce our costs in this area through cost savings initiatives.

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

Restructuring Charges

In fiscal 2009, we incurred restructuring expenses for activities to restructure our European and American operations. These actions were primarily in Europe, the most significant of which is the closure of our leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to our customers in that market. In addition, we made additional cost reduction actions in order to meet current and anticipated future customer demand. The 2009 restructuring plan charge, which totals $19.1 million, includes $12.9 million incurred for staff reductions plus $6.2 million of non-cash impairment charges for redundant machinery and equipment. Also in fiscal 2009, we incurred obligations of approximately $3.3 million for 2008 European restructuring plan activities that resulted from the Energia acquisition, which included $2.9 million incurred for staff reductions and professional fees, plus $0.4 million of non-cash impairment charges for redundant machinery and equipment, bringing the total expense to date for the 2008 European restructuring initiative to approximately $17.0 million.

Included in our fiscal 2008 operating results are $13.2 million of highlighted restructuring charges for European restructuring activities, which included $9.3 million that were incurred for staff reductions and professional fees, plus $3.9 million of non-cash impairment charges for redundant machinery and equipment.

Legal Proceedings Charge

Included in our fiscal 2009 operating results are $3.4 million of highlighted expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that our French subsidiary, EnerSys Sarl, which was acquired by us in 2002, was partially responsible for a 1999 fire in a French hotel under construction. We have appealed this ruling.

Operating Earnings

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Europe	$64.9	6.6%	$61.9	5.6%	$3.0	4.8%
Americas	79.2	9.5	67.9	8.7	11.3	16.7
Asia	12.8	8.3	2.7	2.1	10.1	NA

Subtotal	$156.9	8.0%	$132.5	6.5%	$24.4	18.4%
Gain on sale of facilities-Europe	(11.3)	(1.1)	—	—	(11.3)	NA
Restructuring charges-Europe	22.0	2.2	13.2	1.2	8.8	66.7
Restructuring charges-Americas	0.4	0.1	—	—	0.4	NA
Litigation proceedings charge-Europe	3.4	0.3	—	—	3.4	NA

Total operating earnings	$142.4	7.2%	$119.3	5.9%	$23.1	19.4%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

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

The Europe segment’s operating earnings increased $3.0 million or 4.8% in fiscal 2009 compared to fiscal 2008 as increased sales prices and cost savings programs more than offset the effect of lower organic volume. The Europe segment’s operating earnings were also adversely affected by approximately $22.0 million of restructuring charges and approximately $3.4 million for a legal proceedings charge, and favorably affected by the approximate $11.3 million gain on sale of facilities, primarily our Manchester, England manufacturing facility. The restructuring program that was begun in fiscal 2009, the most significant of which is related to our Italian operation. In fiscal 2008, the Europe segment’s operating earnings were adversely affected by the approximate $13.2 million in charges for the restructuring program in Europe, primarily related to the Energia acquisition.

The Americas segment’s operating earnings increased $11.3 million or 16.7% in fiscal 2009 as net sales grew by approximately 6.9%. The Americas segment’s operating earnings were favorably affected by sales price increases, improved plant utilization and cost savings programs, which more than offset a 1.1% decline in organic growth. The Americas segment’s operating earnings were also adversely affected by approximately $0.4 million for a restructuring program charge.

The Asia segment’s operating earnings, which increased $10.1 million, reflect the improved operating performance primarily from cost savings despite a decrease in organic volume and sale prices.

Interest Expense

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$26.7	1.4%	$28.9	1.4%	$(2.2)	(7.6)%

Fiscal 2009 interest expense of $26.7 million (net of interest income of $0.4 million) decreased 7.6% from fiscal 2008.

The decrease in interest expense in fiscal 2009 compared to fiscal 2008 is attributed primarily to lower LIBOR variable rates, coupled with higher interest income on invested cash. Included in interest expense is non-cash interest on the Convertible Notes of $4.3 million in fiscal 2009.

Our average debt outstanding (including the amount of the Convertible Notes discount of $44.2 million) was $395.8 million in fiscal 2009, compared to $430 million in fiscal 2008.

Our average cash interest rate incurred in fiscal 2009 was 5.0% compared to 6.5% in fiscal 2008. Also included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $1.4 million in 2009, compared to $1.6 million in fiscal 2008.

Charges Related to Refinancing

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Charges related to refinancing	$5.2	0.3%	$—	—%	$5.2	NA

In fiscal 2009, we incurred charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility. These charges included approximately $4.0 million in write-offs of deferred financing fees and $1.2 million of losses incurred as a result of the termination of certain interest rate swap agreements.

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

Earnings Before Income Taxes

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$119.1	6.0%	$86.2	4.3%	$32.9	38.2%

As a result of the factors discussed above, fiscal 2009 earnings before income taxes were $119.1 million, an increase of $32.9 million or 38.2% compared to fiscal 2008.

Income Tax Expense

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$37.2	1.8%	$26.5	1.3%	$10.7	40.4%

Effective tax rate	31.2%		30.7%

The effective income tax rate was 31.2% in fiscal 2009, compared to the fiscal 2008 effective tax rate of 30.7%. The higher effective income tax rate in fiscal 2009 was due to changes in the mix of earnings among our various legal entities in multiple jurisdictions, partially offset by a non-recurring tax benefit of approximately $1.1 million that was recognized in the first fiscal quarter of 2009 on the effective settlement of a foreign tax audit, which reduced our book effective tax rate by 0.9%.

Net Earnings

	Fiscal 2009		Fiscal 2008		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net earnings	$81.9	4.2%	$59.7	2.9%	$22.2	37.2%

As a result of the factors discussed above, fiscal 2009 net earnings were $81.9 million compared to fiscal 2008 net earnings of $59.7 million. The $22.2 million increase is due primarily to a $31.5 million increase in gross profit, a $11.3 million gain on sale of facilities, and a $12.8 million favorable increase in other (income) expense, net, and a $2.2 million decrease in interest expense. These favorable changes were partially offset by a $7.1 million increase in operating expenses, a $9.2 million increase in restructuring charges, a $3.4 million legal proceedings charge, a $5.2 million charge related to refinancing, and a $10.7 million increase in income taxes in fiscal 2009.

Net earnings per common share in fiscal 2009 were $1.68 per basic share and $1.66 per diluted share compared to $1.25 per basic share and $1.22 per diluted share in fiscal 2008.

Liquidity and Capital Resources

Overview

As we discussed in our Overview and Market and Economic Conditions above, our results have been significantly affected by the unfavorable economic environments in each of our business segments during the past two fiscal years. As our net sales declined in the four consecutive quarters beginning in the second quarter of fiscal 2009, our need for primary working capital was reduced. As our net sales improved in each of the last three quarters of fiscal 2010, we controlled the growth of primary working capital. The cash flow generated from the reduction of primary working capital, excluding working capital increases from acquisitions, in fiscal 2010 and 2009 was $28.4 million and $67.1 million, respectively, as compared to the $142.8 million used to increase primary working capital in fiscal 2008. During fiscal 2009, the aging and quality of our accounts receivable deteriorated somewhat as a small number of our customers experienced serious financial difficulties in the economic downturn. However, this has improved in fiscal 2010 and we believe our allowance for doubtful accounts is adequate. In fiscal 2010, we invested $33.2 million in acquisitions and other business ventures, which included approximately $19 million of primary working capital.

During the first quarter of fiscal 2009, we refinanced the majority of our debt with a new $350 million senior secured credit facility and the issuance of $172.5 million of senior unsecured Convertible Notes. This refinancing was completed during favorable debt market conditions and significantly lowered our cash interest costs. In addition, it provided greater flexibility to grow the business. Should we need a significant increase in our debt for potential growth, there is no assurance that our current favorable capital structure would continue.

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2010, 2009, and 2008, were $201.0 million, $163.2 million, and $20.6 million, respectively.

Cash provided by operating activities for fiscal 2010, 2009, and 2008, was $136.6 million, $219.4 million and, $4.0 million, respectively.

During fiscal 2010, cash from operating activities was provided primarily from net earnings of $62.3 million, depreciation and amortization of $44.9 million, a $28.4 million decrease in primary working capital and $23.8 million from non-cash interest expense, provision for doubtful accounts, deferred taxes and stock compensation. This cash flow was partially offset by a $16.6 million decrease in accrued expenses and other liabilities, a $2.9 million non-cash bargain purchase gain on the acquisition of Oerlikon, and a $0.9 million gain on disposal of assets.

During fiscal 2009, cash from operating activities was provided primarily from net earnings of $81.9 million, a $67.1 million decrease in primary working capital, depreciation and amortization of $47.2 million and $34.9 million for other non-cash charges for non-cash interest expense, write-off of deferred finance fees, losses on the disposal and impairment of fixed assets, provision for doubtful accounts, deferred taxes and stock compensation. This cash flow was partially offset by an $11.3 million non-cash gain on sale of manufacturing facilities, primarily in Manchester, England.

During fiscal 2008, cash from operating activities was provided primarily from net earnings of $59.7 million, depreciation and amortization of $47.6 million, a $16.6 million increase in accrued expenses, a $4.6 million decrease in other assets and $17.9 million for other non-cash charges for provision for doubtful accounts, non-cash interest expense, deferred taxes, stock compensation and a loss on disposal of assets. These increases in cash were almost entirely offset by a $142.8 million use of cash to increase primary working capital.

As explained above in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of sales of primary working capital. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $439.7 million (yielding a primary working capital percentage of 24.4%) at March 31, 2010 and $437.9 million (yielding a primary working capital percentage of 27.8%) at March 31, 2009. The 340 basis point decrease during fiscal 2010 was a result of maintaining a stable level of primary working capital. Increases in receivables and inventory were offset by an increase in accounts payable, and sales were 14.6% higher in the fourth quarter of 2010 as compared to the prior year. We recognize there is additional credit risk in the current economic environment and are taking appropriate steps to reduce this risk. However, we do not believe the increase in credit risk in fiscal 2010 is material to our overall business. We increased our allowance for doubtful accounts by approximately $1.9 million and $3.0 million in fiscal 2010 and 2009, respectively, to a level that we believe is adequate at this time. We had reduced inventory levels in fiscal 2009 as demand softened, and increased inventories and the related accounts payable in fiscal 2010 as we experienced an improvement in orders and sales, and as a result of our recent acquisitions. We closely monitor our inventory turns and continue to adjust production levels as necessary.

Primary working capital and primary working capital percentages at March 31, 2010, 2009 and 2008 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital %
			(in millions)
2010	$383.6	$254.4	$(198.3)	$439.7	$1,802.1	24.4%
2009	356.2	209.3	(127.6)	437.9	1,572.6	27.8%
2008	503.0	335.7	(260.5)	578.2	2,327.5	24.8%

Cash used in investing activities for fiscal 2010, 2009 and 2008 was $77.2 million, $46.8 million and $62.1 million, respectively. Capital expenditures were $45.1 million, $57.1 million and $45.0 million in fiscal 2010, 2009 and 2008, respectively. The current year’s capital spending included the continuation of a capacity expansion of our thin-plate, pure-lead manufacturing facilities. Our purchases of and investments in businesses were $33.2 million and $17.4 million in fiscal 2010 and fiscal 2008, respectively. Additionally, we received $10.3 million from the sale of facilities in fiscal 2009.

Financing activities used cash of $24.5 million in fiscal 2010 and $23.2 million in fiscal 2009, as compared to cash provided of $39.6 million in fiscal 2008.

During fiscal 2010, we repaid $7.4 million of short-term debt and made regularly scheduled payments of $25.2 million of long-term debt.

During the first fiscal quarter of 2009, we repaid $351.4 million borrowed under our prior senior secured credit facility with the issuance of $172.5 million of senior unsecured Convertible Notes, and $225.0 million of Term A Loans borrowed under our new $350 million senior secured credit facility. Additionally, in fiscal 2009, we repaid $34.2 million of short-term debt and paid $10.9 million in refinancing fees related to the new senior unsecured Convertible Notes and senior secured credit facility.

During fiscal 2009, we purchased 1.8 million shares of our common stock at $11.00 per common share for $19.8 million in the aggregate from an institutional stockholder.

The exercise of stock options and the related tax benefits contributed $7.3 million, $11.9 million and $26.8 million, respectively, in fiscal 2010, 2009, and 2008.

As a result of the above, cash and cash equivalents increased $37.8 million from $163.2 million at March 31, 2009 to $201.0 million at March 31, 2010.

Fiscal 2009 Debt Refinancing Program and Sale of Convertible Debt

During May 2008, we completed the sale of $172.5 million aggregate principal amount of senior unsecured 3.375% Convertible Notes due 2038, and used the net proceeds of $168.2 million to repay a portion of our existing senior secured Term Loan B. The senior unsecured Convertible Notes are potentially convertible, at the option of the holders, into shares of EnerSys common stock. It is our current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.

Concurrently with the Convertible Notes offering, certain of our stockholders sold 3.69 million shares of EnerSys’ common stock pursuant to an effective shelf registration statement filed with the SEC on May 19, 2008. We did not receive any proceeds from the common stock offering.

Also, immediately following the closing of the senior unsecured convertible note issue, we commenced refinancing the outstanding combined balance of the senior secured Term Loan B and our existing Revolver of approximately $300 million, with a new $350 million senior secured credit facility comprising Term A Loans of $225 million and a new $125 million Revolver.

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

All obligations under the senior secured credit agreement are secured by, among other things, substantially all of our U.S. assets. Our credit agreements contain various covenants, which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under the $350 million senior secured credit facility.

We currently are in compliance with all covenants and conditions under our credit agreements.

In addition to the above described credit facility, our foreign subsidiaries maintain local credit facilities to provide credit for working capital and other purposes.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $247 million at March 31, 2010 and $265 million at March 31, 2009 to cover short-term liquidity requirements. On a long-term basis, our senior secured revolving credit facility is committed through June 2013, as long as we continue to comply with the covenants and conditions of the credit facility agreement. Included in our available credit lines at March 31, 2010 is $123.9 million of our senior secured revolving credit facility.

We believe that our cash flow from operations, available cash and short-term investments and available borrowing capacity under our senior secured credit agreement will be sufficient to meet our liquidity needs, including normal levels of capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2010, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Long-term debt	$384.8	$26.0	$49.8	$136.5	$172.5
Interest on debt	40.9	9.4	17.4	13.2	0.9
Operating leases	45.5	13.6	19.5	10.3	2.1
Pension and profit sharing	27.3	1.9	4.1	5.2	16.1
Restructuring	13.1	11.8	0.6	0.2	0.5
Facility construction commitments	8.0	8.0	—	—	—
Interest rate swap agreements	9.7	6.1	3.6	—	—
Purchase commitments	3.3	3.3	—	—	—
Capital lease obligations, including interest	2.3	0.7	1.2	0.4	—

Total	$534.9	$80.8	$96.2	$165.8	$192.1

Under our senior secured credit facility, we had outstanding standby letters of credit of $1.2 million for each of the fiscal years ending March 31, 2010, 2009 and 2008.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. Shown below are the leverage ratios in connection with our senior secured credit agreement for fiscal 2010 and 2009. The total leverage ratio for fiscal 2010 is 1.7 times adjusted EBITDA (non-GAAP) as described below.

Our improved leverage in fiscal 2010 reflects continued net earnings and positive cash flows. The total net debt as defined under our senior secured credit agreement for fiscal 2010 of approximately $268.9 million is 1.7 times adjusted EBITDA (non-GAAP).

Our improved leverage in fiscal 2009 reflects improved net earnings and positive cash flows from a decrease in primary working capital caused by lower sales volume. Approximately $19.8 million of cash was used to repurchase 1.8 million shares of our common stock in October 2008. The total net debt as defined under our senior secured credit agreement for fiscal 2009 of approximately $337.2 million is 1.6 times adjusted EBITDA (non-GAAP).

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) as per our credit agreement:

	Fiscal 2010		Fiscal 2009
	(in millions, except ratios)
Net earnings as reported	$62.3		$81.9
Add back:
Depreciation and amortization	44.9		47.3
Interest expense	22.7		26.7
Income tax expense	25.0		37.2

EBITDA (non GAAP)(1)	$154.9		$193.1
Adjustments per credit agreement definitions	4.1	(2)	12.6	(3)

Adjusted EBITDA (non-GAAP) per credit agreements	$159.0		$205.7

Total net debt(4)	$268.9		$337.2

Leverage ratios:
Total net debt/adjusted EBITDA ratio(5)	1.7	X	1.6	X
Maximum ratio permitted	3.3	X	3.5	X
Consolidated interest coverage ratio(5)	9.7	X	9.3	X
Minimum ratio required	4.8	X	4.5	X

(1)	We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use it as a key measure of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our senior secured credit facility are based on EBITDA, subject to adjustments, which is shown above. Because we have a significant amount of debt, and because continued availability of credit under our senior secured credit facility is critical to our ability to meet our business plans, we believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding term and revolving credit loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing costs, which is included in interest expense.
(2)	The $4.1 million adjustments to EBITDA in fiscal 2010 related primarily to the adjustment for $2.9 million for non-cash bargain purchase gain on the Oerlikon acquisition, offset by adding back $7.0 million related primarily to stock compensation expense.
(3)	The $12.6 million adjustments to EBITDA in fiscal 2009 related primarily to the adjustment for restructuring charges, which included $6.4 million for non-cash equipment write-offs and fixed asset impairment, $5.0 million related primarily to stock compensation expense and $1.2 million, net of other non-cash expenses.
(4)	Debt includes capital lease obligations and letters of credit issued under the senior secured credit facility and is net of U.S. cash and cash equivalents.
(5)	These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our senior secured credit facility.

Stockholders’ Equity

Stockholders’ equity increased $109.8 million during fiscal 2010 due to net earnings of $62.3 million; an increase for currency translation adjustments of $31.2 million due primarily to the strengthening of European currencies, $14.2 million of increases related to stock-based compensation and the exercise of stock options and a $2.6 million unrealized gain on derivative instruments.

Stockholders’ equity decreased $21.4 million during fiscal 2009, primarily because of a decrease for currency translation adjustments of $130.7 million due primarily to the weakening of European currencies; and a $19.8 million decrease related to the purchase of 1.8 million treasury shares. This decrease was partially offset by net earnings of $81.9 million; $16.9 million of increases related to stock-based compensation and the exercise of stock options and a $1.3 million unrealized gain on derivative instruments. The decrease was also offset by the reclassification of $46.3 million of Convertible Notes discount and the related $17.9 million for amortization, write-off of deferred finance fees, net of tax due to the retrospective application of new FASB guidance on accounting for convertible debt instruments that may be settled in cash upon conversion, as explained further in Note 1 of Notes to Consolidated Financial Statements in Item 8.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On April 1, 2009, we adopted new guidance from the FASB, which provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The guidance became effective for us as of April 1, 2009 and had no material impact on our results of operations or financial position. The adoption of this guidance resulted in the reclassification of $4.3 million and $4.2 million of Minority Interests (now referred to as noncontrolling interests) to a separate component of Total Equity on the Consolidated Balance Sheet as of March 31, 2010 and March 31, 2009, respectively. The impact of adopting the guidance on our statements of income and cash flow was deemed immaterial.

On April 1, 2009, we adopted new guidance, which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The new guidance also requires that professional fees associated with acquisition activities be expensed as incurred. Accordingly, any business combination we engage in on or after April 1, 2009 will be recorded and disclosed in accordance with the new guidance. We expect the new guidance will have an impact on our consolidated financial statements at the time we acquire new businesses in the future. For fiscal 2010, the Company expensed $2.0 million incurred for professional fees associated with acquisition activities.

In December 2008, the FASB issued authoritative guidance on employers’ disclosures about pensions and other postretirement benefits. Under the new guidance an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan is expanded and is effective for financial statements issued by us for fiscal 2010. We have included such disclosures under Item 8 in the Notes to the Consolidated Financial Statements.

In May 2008, the FASB issued new guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial settlement). This FASB guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FASB guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. The Company adopted the guidance effective May 28, 2008, the date of the Convertible Notes offering.

Related Party Transactions

The FASB guidance, on related party disclosures, requires us to identify and describe material transactions involving related persons or entities and to disclose information necessary to understand the effects of such transactions on our consolidated financial statements. In fiscal years 2010 and 2009, under the terms of a security holder agreement, we paid approximately $0.2 million and $0.3 million, respectively, in fees related to shelf registration statements and secondary offerings of 3.20 million shares and 3.69 million shares, respectively, of our common stock to underwriters by certain of our stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

Sequential Quarterly Information

Fiscal 2010 and 2009 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2010 versus fiscal 2009 analyses previously discussed.

	Fiscal 2009				Fiscal 2010
	June 29, 2008 1st Qtr.	Sept. 28, 2008 2nd Qtr.	Dec. 27, 2008 3rd Qtr.	March 31, 2009 4th Qtr.	June 28, 2009 1st Qtr.	Sept. 27, 2009 2nd Qtr.	Dec. 27, 2009 3rd Qtr.	March 31, 2010 4th Qtr.
	(in millions, except per share amounts)
Net sales	$592.1	$526.8	$460.8	$393.2	$340.3	$367.3	$421.3	$450.5
Cost of goods sold	479.5	417.7	359.4	302.9	262.8	278.7	323.0	354.0

Gross profit	112.6	109.1	101.4	90.3	77.5	88.6	98.3	96.5
Operating expenses, including amortization	69.9	64.1	63.0	59.5	54.4	60.3	61.6	59.3
Gain on sale of facilities	(10.9)	—	(0.4)	—	—	—	—	—
Legal proceedings charge	3.4	—	—	—	—	—	—	—
Restructuring charges	2.2	1.0	—	19.2	3.5	3.2	1.0	6.2
Bargain purchase gain	—	—	—	—	—	—	(2.9)	—

Operating earnings	48.0	44.0	38.8	11.6	19.6	25.1	38.6	31.0
Interest expense	6.6	7.0	6.8	6.3	5.4	5.6	5.7	6.0
Charges related to refinancing	5.2	—	—	—	—	—	—	—
Other (income) expense, net	2.6	1.0	(13.1)	0.9	1.9	0.8	1.4	0.2

Earnings before income taxes	33.6	36.0	45.1	4.4	12.3	18.7	31.5	24.8
Income tax expense	8.4	11.6	15.3	1.9	3.9	5.8	8.3	7.0

Net earnings	$25.2	$24.4	$29.8	$2.5	$8.4	$12.9	$23.2	$17.8

Net earnings per common share:
Basic	$0.51	$0.49	$0.61	$0.05	$0.18	$0.27	$0.48	$0.37
Diluted	0.50	0.48	0.61	0.05	0.17	0.26	0.47	0.36
Weighted average shares outstanding:
Basic	49,329,724	49,578,424	48,483,224	47,906,364	47,936,401	48,031,005	48,179,030	48,342,392
Diluted	50,507,516	50,621,441	48,601,254	47,951,003	48,454,695	48,838,160	48,841,856	49,201,668

Net Sales

Quarterly net sales by business segment were as follows:

	Fiscal 2009				Fiscal 2010
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by segment:
Europe	$320.3	$266.1	$221.5	$179.3	$156.1	$168.0	$209.7	$208.2
Americas	229.3	221.9	199.7	180.4	150.3	164.6	179.0	206.4
Asia	42.5	38.8	39.6	33.5	33.9	34.7	32.6	35.9

Total	$592.1	$526.8	$460.8	$393.2	$340.3	$367.3	$421.3	$450.5

Segment net sales as % total:
Europe	54.1%	50.5%	48.1%	45.6%	45.9%	45.7%	49.8%	46.2%
Americas	38.7	42.1	43.3	45.9	44.1	44.8	42.5	45.8
Asia	7.2	7.4	8.6	8.5	10.0	9.5	7.7	8.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly net sales by product line were as follows:

	Fiscal 2009				Fiscal 2010
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by product line:
Reserve power	$258.8	$246.1	$227.3	$201.6	$182.8	$198.0	$213.3	$226.4
Motive power	333.3	280.7	233.5	191.6	157.5	169.3	208.0	224.1

Total	$592.1	$526.8	$460.8	$393.2	$340.3	$367.3	$421.3	$450.5

Product line net sales as % total:
Reserve power	43.7%	46.7%	49.3%	51.3%	53.7%	53.9%	50.6%	50.3%
Motive power	56.3	53.3	50.7	48.7	46.3	46.1	49.4	49.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

In all segments, reserve power product line sales are highly dependent on capital investment in standby power systems for the telecom and UPS industries. Motive power product line sales are primarily influenced by manufacturing and distribution activity along with trends relating to orders for new industrial forklift trucks.

From our record high quarterly sales of $592.1 million in the first quarter of fiscal 2009, net sales declined 43% to $340.3 million in the first quarter of fiscal 2010, which was the lowest recent quarter. Eleven percentage points of the decrease was due to the effects of weaker foreign currencies versus the U.S. dollar and reduced pricing. The decline in volume generally followed the timing of the global decline in economic activity. Since the first quarter of fiscal 2010, we have experienced three consecutive quarters of sequential increases in revenue, as worldwide economic activity has improved.

Our Europe segment experienced the largest decline from the high point of the first quarter of fiscal 2009 to the low point in the first quarter of fiscal 2010. Europe quarterly net sales decreased 51% during that period as European economies were affected most severely by the recent global recession. However, the fourth quarter fiscal 2010 sales of $208.2 million were 33% above the lowest recent quarterly sales of $156.1 million in the first quarter of fiscal 2010.

During the same periods, revenue in the Americas declined 34% from the highest quarter to the lowest quarter and has since increased 37% from $150.3 million in the first quarter to $206.4 million in the fourth quarter of fiscal 2010.

We believe net sales in Asia were much less affected by global economic factors than in Europe and Americas. The reserve power and motive power markets continued to grow in Asia during the decline in the other segments. Our revenue in Asia has been somewhat limited recently by manufacturing capacity and, to a certain extent, on the timing of large orders from the major telecom companies. In addition, pricing in fiscal 2010 decreased more in Asia than in our other segments.

Quarterly net sales in our two product lines followed the same timing pattern as total quarterly net sales, but with very different magnitudes of change. From the peak first quarter of fiscal 2009 to the recent low first quarter of fiscal 2010, reserve power sales declined 29% with 18 percentage points organic volume and the balance due to lower pricing and foreign currencies. Motive power sales declined a much sharper 53% in the same period with 42 percentage points of the decline coming from a drop in organic volume.

Compared to the first quarter of fiscal 2010, reserve power revenue was at $226.4 million in the fourth quarter of fiscal 2010, a 24% increase, while the motive power sales were $224.1 million, a 42% increase over the first quarter.

The global economic recovery that started in the middle of calendar year 2009 is reflected in our recent increases in quarterly revenue. During the recent global recession, our motive power sales declined considerably more than our reserve power sales; however, motive power sales are now recovering at a faster rate.

Operating Earnings

Our fiscal 2010 operating earnings were significantly affected by $11.0 million of net highlighted (gains) and charges as follows: restructuring costs of $3.5 million, $3.2 million, $1.0 million and $6.2 million in the first, second, third and fourth fiscal quarters, respectively; partially offset by a bargain purchase (gain) of ($2.9) million on the acquisition of Oerlikon in the third fiscal quarter of 2010 and the realization of benefits from our ongoing cost savings programs.

Our fiscal 2009 operating earnings were significantly affected by $14.5 million of net highlighted (gains) and charges as follows: (gains) on sales of facilities of ($10.9) million and ($0.4) million in the first and third quarters, respectively; restructuring costs of $2.2 million, $1.0 million and $19.2 million in the first, second and fourth fiscal quarters, respectively; a legal proceedings charge of $3.4 million in the first quarter; and higher commodity costs in the first and second quarters, partially offset by selling price increases and our continuing cost savings programs.

Charges Related to Refinancing

In the first fiscal quarter of 2009, we incurred charges in connection with the refinancing of amounts borrowed under our prior senior secured credit facility. These charges included approximately $4.0 million in write-offs of deferred financing fees and $1.2 million of losses incurred as a result of the termination of certain interest rate swap agreements.

Other (Income) Expense, Net

Other (income) expense, net was net expense of $4.3 million in fiscal 2010 compared to a net income of approximately ($8.6) million in fiscal 2009. This is primarily attributed to net foreign currency transaction losses primarily on short-term intercompany loans and receivables of $3.0 million in fiscal 2010, as compared to a ($11.6) million gain in fiscal 2009.

Other (income) expense, net was a net expense of $13.1 million in the third fiscal quarter of 2009 compared to a net expense of approximately $1.8 million in the comparable period of fiscal 2008, primarily attributed to net foreign currency transaction gains primarily on short-term intercompany loans of $13.8 million in the fiscal 2009 period, as compared to $1.2 million of losses in fiscal 2008 period.

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

Counterparty Risks

We have entered into interest rate swap agreements to manage risk on a portion of our long-term floating-rate debt. We have entered into lead forward purchase contracts to manage risk on the cost of lead. We have entered into foreign exchange forward contracts and purchased option contracts to manage risk on foreign currency exposures.

The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2010 are $10.3 million (pre-tax), therefore the Company believes there is no risk of nonperformance by the counterparties. Those contracts that result in an asset position at March 31, 2010 are $2.6 million (pre-tax) and the vast majority of these will settle within one year.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Management considers the interest rate swaps to be highly effective against changes in the cash flows from our underlying variable rate debt based on the criteria in the FASB guidance. Cash flows related to the interest rate swap agreements are included in interest expense over the terms of the agreements. At March 31, 2010 and 2009, such agreements effectively convert $170.0 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the outstanding interest rate swap agreements:

In October 2005, we entered into interest rate swap agreements to fix interest rates on $75.0 million of floating rate debt through December 22, 2010. The fixed rates per year plus an applicable credit spread began December 22, 2005, and are 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year. In connection with the issuance of $172.5 million aggregate principal amount of Convertible Notes and the repayment of a portion of the senior secured Term Loan B in May 2008, we terminated $30.0 million of these interest rate swap agreements at a loss of $1.2 million.

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

Commodity Cost Risks

We have a significant risk in our exposure to certain raw materials, which we estimate were over half of total cost of goods sold for fiscal 2010 and 2009. Our largest single raw material cost is lead, the cost of which remains volatile. To mitigate against large increases in lead costs, we enter into contracts with financial institutions to fix the price of lead. We had the following contracts at the dates shown below:

Date	$’s Under Contract	# Pounds Under Contract	Average Contract Price/Pound	Approximate % of Lead Requirements(1)
	(in millions)	(in millions)
March 31, 2010	$60.7	63.4	$0.96	17%
March 31, 2009	14.9	29.7	0.50	7
March 31, 2008	72.3	58.5	1.24	12

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead (over our current estimated cost in fiscal 2010) would increase our annual total cost of goods sold by approximately $32 million or 2% of fiscal 2010 net sales.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products primarily in China, the Czech Republic, France, Germany, Mexico, Poland, Bulgaria, the United Kingdom and the United States. Approximately 60% of our sales and expenses are transacted in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty, Chinese renminbi and Mexican peso.

We quantify and monitor our global foreign currency exposures. Our largest foreign currency exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany financing and trade transactions. On a selective basis, we will enter into foreign currency forward contracts and option contracts to reduce the impact from the volatility of currency movements. Based primarily on statistical currency correlations on our current estimated exposures for fiscal 2010, we are confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $10 million in more than one year out of twenty years. The fiscal 2009 gains exceeded the normal statistical range. The settlement or translation of intercompany financing and trading balances during a period of unusually high volatility of foreign currency exchange rates in fiscal 2009, resulted in a gain of $11.6 million from foreign currency transactions as compared to an expense of $3.0 million in fiscal 2010. These fluctuations involved foreign currencies against the U.S. dollar and, in many cases, against other foreign currencies, primarily the cross rates of the euro/British pound, euro/Polish zloty and euro/U.S. dollar. We have taken steps that we believe will mitigate the impact of these foreign currency rate fluctuations and such fluctuations were minimized in fiscal 2010; however, we cannot be certain that foreign currency fluctuations of the size recognized in fiscal 2009 will not occur in the future.

To hedge these exposures we have entered into forward purchase contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of March 31, 2010 and 2009, we had entered into a total of $64.2 million and $19.4 million, respectively, of forward contracts, with the March 31, 2010 details as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual Requirements(2)
Sell euros for U.S. dollars	$25.6	$/ €1.37	18%
Sell euros for Polish zloty	30.5	PLN/ €4.11	52
Sell euros for British pounds	8.1	€/ £0.89	46

Total	$64.2

(2)	Based on the fiscal year currency requirements for the year ended March 31, 2010.

Foreign exchange translation adjustments are recorded on the Consolidated Statements of Comprehensive Income.

Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges, actual gains and losses in the future may differ from our historical results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Consolidated Financial Statements for fiscal years ended March 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

EnerSys

We have audited EnerSys’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EnerSys’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, EnerSys maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnerSys as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010 and our report dated June 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

June 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnerSys’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

June 1, 2010

EnerSys

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$201,042	$163,161
Accounts receivable, net	383,641	356,200
Inventories, net	254,371	209,329
Deferred taxes	16,378	16,994
Prepaid and other current assets	39,849	32,522

Total current assets	895,281	778,206

Property, plant, and equipment, net	315,141	301,365
Goodwill	317,265	301,658
Other intangible assets, net	90,136	79,544
Deferred taxes	10,744	13,399
Other assets	23,443	18,679

Total assets	$1,652,010	$1,492,851

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$43	$7,363
Current portion of long-term debt	26,045	24,641
Current portion of capital lease obligations	650	661
Accounts payable	198,345	127,586
Accrued expenses	190,004	184,094
Deferred taxes	4,426	4,092

Total current liabilities	419,513	348,437

Long-term debt	322,168	342,534
Capital lease obligations	1,580	457
Deferred taxes	70,023	64,428
Other liabilities	54,502	62,602

Total liabilities	867,786	818,458

Equity:
Series A Convertible Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2010 and at March 31, 2009	—	—
Common Stock, $0.01 par value, 135,000,000 shares authorized, 50,381,832 shares issued and 48,581,832 shares outstanding at March 31, 2010; 49,775,396 shares issued and 47,975,396 shares outstanding at March 31, 2009	504	498
Additional paid-in capital	428,579	414,292
Treasury stock at cost, 1,800,000 shares held as of March 31, 2010 and 2009	(19,800)	(19,800)
Retained earnings	303,410	241,106
Accumulated other comprehensive income	67,204	34,055

Total EnerSys stockholders’ equity	779,897	670,151
Non-controlling interest	4,327	4,242

Total equity	784,224	674,393

Total liabilities and stockholders’ equity	$1,652,010	$1,492,851

See accompanying notes.

EnerSys

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2010	2009	2008
Net sales	$1,579,385	$1,972,867	$2,026,640
Cost of goods sold	1,218,481	1,559,433	1,644,753

Gross profit	360,904	413,434	381,887
Operating expenses	235,597	256,507	249,350
Bargain purchase gain	(2,919)	—	—
Gain on sales of facilities	—	(11,308)	—
Legal proceedings charge	—	3,366	—
Restructuring charges	13,929	22,424	13,191

Operating earnings	114,297	142,445	119,346
Interest expense	22,658	26,733	28,917
Charges related to refinancing	—	5,209	—
Other (income) expense, net	4,384	(8,597)	4,234

Earnings before income taxes	87,255	119,100	86,195
Income tax expense	24,951	37,170	26,499

Net earnings	$62,304	$81,930	$59,696

Net earnings per common share:
Basic	$1.29	$1.68	$1.25

Diluted	$1.28	$1.66	$1.22

Weighted-average shares of common stock outstanding:
Basic	48,122,207	48,824,434	47,645,225

Diluted	48,834,095	49,420,303	48,644,450

See accompanying notes.

EnerSys

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Series A Convertible Preferred Stock	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total EnerSys Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2007	$—	$471	$339,114	$—	$99, 480	$103,034	$542,099	$4,242	$546,341
Stock-based compensation	—	—	3,028	—	—	—	3,028	—	3,028
Exercise of stock options	—	20	22,794	—	—	—	22,814	—	22,814
Tax benefit from stock options	—	—	4,027	—	—	—	4,027	—	4,027
Net earnings	—	—	—	—	59,696	—	59,696	—	59,696
Other comprehensive income:
Pension funded status adjustment, net of tax benefit of $411	—	—	—	—	—	352	352	—	352
Unrealized loss on derivative instruments, net of tax benefit of $8,499	—	—	—	—	—	(15,783)	(15,783)	—	(15,783)
Foreign currency translation adjustment	—	—	—	—	—	75,310	75,310	—	75,310

Comprehensive income									119,575
Balance at March 31, 2008	—	491	368,963	—	159,176	162,913	691,543	4,242	695,785

Stock-based compensation	—	—	5,021	—	—	—	5,021	—	5,021
Exercise of stock awards	—	7	5,788	—	—	—	5,795	—	5,795
Tax benefit from stock options	—	—	6,100	—	—	—	6,100	—	6,100
Convertible Note discount	—	—	46,280	—	—	—	46,280	—	46,280
Tax benefit from Convertible Note discount	—	—	(17,860)	—	—	—	(17,860)	—	(17,860)
Purchase of common stock	—	—	—	(19,800)	—	—	(19,800)	—	(19,800)
Net earnings	—	—	—	—	81,930	—	81,930	—	81,930
Other comprehensive income:
Pension funded status adjustment, net of tax benefit of $152	—	—	—	—	—	544	544	—	544
Unrealized gain on derivative instruments, net of tax of ($675)	—	—	—	—	—	1,250	1,250	—	1,250
Foreign currency translation adjustment	—	—	—	—	—	(130,652)	(130,652)	—	(130,652)

Comprehensive loss									(46,928)
Balance at March 31, 2009	—	498	414,292	(19,800)	241,106	34,055	670,151	4,242	674,393

Stock-based compensation	—	—	6,964	—	—	—	6,964	—	6,964
Exercise of stock options	—	6	5,036	—	—	—	5,042	—	5,042
Tax benefit from stock options	—	—	2,287	—	—	—	2,287	—	2,287
Increase in non-controlling interest	—	—	—	—	—	—	—	85	85
Net earnings	—	—	—	—	62,304	—	62,304	—	62,304
Other comprehensive income:
Pension funded status adjustment, net of tax of ($367)	—	—	—	—	—	(685)	(685)	—	(685)
Unrealized income on derivative instruments, net of tax of ($1,421)	—	—	—	—	—	2,626	2,626	—	2,626
Foreign currency translation adjustment	—	—	—	—	—	31,208	31,208	—	31,208

Comprehensive income									95,453

Balance at March 31, 2010	$—	$504	$428,579	$(19,800)	$303,410	$67,204	$779,897	$4,327	$784,224

See accompanying notes.

EnerSys

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal year ended March 31,
	2010	2009	2008
Cash flows from operating activities
Net earnings	$62,304	$81,930	$59,696
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,851	47,233	47,629
Bargain purchase gain	(2,919)	—	—
Gain on sale of facilities	—	(11,308)	—
Write-off of deferred finance fees	—	3,963	—
Provision for doubtful accounts	2,712	4,873	1,436
Provision for deferred taxes	6,975	8,828	7,972
Non-cash interest expense	7,163	5,994	1,586
Stock compensation expense	6,964	5,021	3,028
(Gain)/loss on disposal and impairment of fixed assets	(912)	6,219	3,908
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,303)	85,915	(107,113)
Inventory	(23,445)	90,930	(70,278)
Prepaid expenses and other current assets	(1,075)	(1,509)	374
Other assets	(1,218)	142	4,585
Accounts payable	59,116	(109,712)	34,593
Accrued expenses	(5,816)	4,895	15,805
Other liabilities	(10,795)	(3,977)	797

Net cash provided by operating activities	136,602	219,437	4,018

Cash flows from investing activities
Capital expenditures	(45,111)	(57,143)	(45,037)
Purchase of businesses, net of cash acquired	(33,242)	—	(17,434)
Proceeds from disposal of property, plant, and equipment	1,109	10,333	321

Net cash used in investing activities	(77,244)	(46,810)	(62,150)

Cash flows from financing activities
Net (decrease) increase in short-term debt	(7,436)	(34,195)	23,516
Proceeds from the issuance of long-term debt	—	397,500	—
Deferred financing costs	—	(10,950)	(23)
Payments of long-term debt	(25,243)	(367,018)	(9,780)
Capital lease obligations and other	878	(628)	(996)
Exercise of stock options	5,042	5,795	22,814
Purchase of treasury stock	—	(19,800)	—
Tax benefits from exercise of stock options	2,287	6,100	4,027

Net cash (used in) provided by financing activities	(24,472)	(23,196)	39,558
Effect of exchange rate changes on cash	2,995	(6,890)	1,409

Net increase (decrease) in cash and cash equivalents	37,881	142,541	(17,165)
Cash and cash equivalents at beginning of year	163,161	20,620	37,785

Cash and cash equivalents at end of year	$201,042	$163,161	$20,620

See accompanying notes.

EnerSys

Notes to Consolidated Financial Statements

March 31, 2010

(In Thousands, Except Share and Per Share Data)

1. Summary of Significant Accounting Policies

Description of Business

EnerSys and its predecessor companies have been manufacturers of industrial batteries for over 100 years. Morgan Stanley Capital Partners (currently Metalmark Capital) teamed with the management of Yuasa, Inc. in late 2000 to acquire from Yuasa Corporation (Japan) its reserve power and motive power battery businesses in the Americas. The Company was incorporated in October 2000 for the purpose of completing the Yuasa, Inc. acquisition from Yuasa Corporation (Japan). The acquired businesses included the Exide, General Battery and Yuasa brands. On January 1, 2001, the Company changed its name from Yuasa, Inc. to EnerSys to reflect its focus on the energy systems nature of its businesses. In March 2002, the Company acquired the worldwide reserve power and motive power business of the Energy Storage Group (ESG), of Invensys plc (Invensys), whose principal brands were Hawker, PowerSafe and DataSafe. The Company has since made numerous other smaller acquisitions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

Results of foreign operations are translated into U.S. dollars using average exchange rates during the period. The assets and liabilities are translated into U.S. dollars using current rates as of the balance sheet date. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income in EnerSys’ stockholders’ equity.

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in other (income) expense, net in the year in which the change occurs.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This occurs when we ship in accordance with terms of the underlying agreement, title transfers, collectibility is reasonably assured and pricing is fixed and determinable. Shipment terms to our battery product customers are primarily shipping point or destination and do not differ significantly between our business segments. Accordingly, revenue is recognized when title is transferred to the customer. Amounts invoiced to customers for shipping and handling are classified as revenue. Taxes on revenue producing transactions are not included in net sales.

The Company recognizes revenue from the service of its reserve power and motive power products when the respective services are performed.

Accruals are made at the time of sale for sales returns and other allowances based on the Company’s experience.

Freight Expense

Amounts billed to customers for outbound freight costs are classified as sales in the consolidated statement of income. Costs incurred by the Company for outbound freight costs to customers, inbound and transfer freight are classified in cost of goods sold.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

Warranties

Substantially all of the Company’s products are warranted for a period of one to twenty years. The Company provides for estimated product warranty expenses when the related products are sold.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts of $9,879 and $7,978 at March 31, 2010 and 2009, respectively. The allowance is based on management’s estimate of uncollectible accounts, analysis of historical data and trends, as well as reviews of all relevant factors concerning the financial capability of its customers. Accounts receivable are considered to be past due based on how payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is uncollectible.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The cost of inventory consists of material, labor, and associated overhead.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and include expenditures that substantially increase the useful lives of the assets. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: 10 to 33 years for buildings and improvements and 3 to 15 years for machinery and equipment.

Depreciation expense for the fiscal years ended March 31, 2010, 2009 and 2008 totaled $44,145, $46,694, and $47,151, respectively. Maintenance and repairs are expensed as incurred. Interest on capital projects is capitalized during the construction period and amounted to $929, $1,062, and $829 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Intangible Assets

FASB guidance on the accounting for Goodwill and Other Intangible Assets eliminated the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. The Company has determined that trade names and goodwill are indefinite-lived assets, as defined by the FASB guidance, and therefore not subject to amortization.

The Company tests for the impairment of its goodwill and trade names at least annually and whenever events or circumstances occur indicating that a possible impairment has been incurred. The Company utilizes financial projections of its business segments, certain cash flow measures, as well as its market capitalization in its determination of the fair value of these assets.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

Environmental Expenditures

In accordance with FASB guidance on the accounting for contingencies and environmental remediation liabilities, we record a loss and establish a reserve for the remediation when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts existing and proposed technology, the identification of other potentially responsible parties, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management’s judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum probable loss is accrued.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its property and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and other economic factors. In assessing the recoverability of the carrying value of the property and equipment, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets. In fiscal 2010, 2009 and 2008 the Company recorded impairment charges of $290, $6,607 and $3,863 respectively, which were included in restructuring charges.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and debt. The Company uses interest rate swap agreements to manage risk on a portion of its floating-rate debt.

Because of short maturities, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximates fair value.

The fair value of the Company’s senior secured credit facility approximates its carrying value, as it is variable rate debt. The senior unsecured Convertible Notes were issued when our stock price was trading at $30.19 per share. On March 31, 2010, our stock price closed at $24.66 per share. Because the Convertible Notes have a conversion option at $40.60 per share, and due to current conditions in the financial markets, our senior unsecured Convertible Notes were trading at 94% of the face value on March 31, 2010.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

The FASB guidance includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

Level 3:	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents our assets (liabilities) measured at fair value on a recurring basis as of March 31, 2010 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(9,710)	$—	$(9,710)	$—
Lead forward contracts	62	—	62	—
Foreign currency forward contracts	1,911	—	1,911	—

Total derivatives	$(7,737)	$—	$(7,737)	$—

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2010 and 2009 are as follows:

	March 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$201,042	$201,042	$163,161	$163,161

Financial liabilities:
Long-term debt:
Term A Loan	$201,094	$201,094	$216,563	$216,563
Senior Unsecured Convertible Notes	135,920	161,978	130,481	110,400
Euro Term Loan and other	11,199	11,199	20,131	20,131
Capital lease obligations	2,230	2,230	1,118	1,118
Derivatives	(7,737)	(7,737)	(11,777)	(11,777)

Income Taxes

We account for income taxes in accordance with the FASB guidance, which requires deferred tax assets and liabilities be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. The FASB guidance also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not some portion or all of the deferred tax assets will not be recognized.

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

In accordance with the FASB guidance on accounting for uncertainty in income taxes, the Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit. If the more likely than not

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

threshold is not met in the period for which a tax position is taken, the Company may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period.

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

Deferred financing fees, net of accumulated amortization totaled $6,581 and $8,292 as of March 31, 2010 and 2009, respectively. Amortization expense included in interest expense was $1,724, $1,733, and $1,586 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Derivative Financial Instruments

The Company has entered into interest rate swap agreements to manage risk on a portion of its long-term floating-rate debt. The Company has entered into lead forward purchase contracts to manage risk of the cost of lead. The Company has entered into foreign exchange forward contracts and purchased option contracts to manage risk on foreign currency exposures. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2010 are $10,295 and therefore the Company believes there is no risk of nonperformance by the counterparties. Those contracts that result in an asset position at March 31, 2010 are $2,558 and nonperformance risk associated with those contracts are not considered material and the vast majority of these will settle within one year. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The FASB established accounting and reporting guidance for derivative instruments and hedging activities. The Company recognizes derivatives as either assets or liabilities in the accompanying balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed on the initial purchases quarterly that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value are deferred until the underlying transaction occurs. Interest expense on the debt is adjusted to include the payments made or received under such interest rate swap agreements. Inventory and cost of goods sold are adjusted to include the payments made or received under such lead and foreign currency forward contracts. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in earnings in the period in which the underlying hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in earnings.

Retirement Plans

The Company accounts for pensions in accordance with FASB guidance on employers’ accounting for defined benefit pension benefit plans, which requires an entity to recognize in its statement of financial position

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, and to measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year.

The Company uses certain assumptions in the calculation of the actuarial valuation of its defined benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return of assets. If actual results are less favorable than those projected by the Company, additional expense may be required.

Stock-Based Compensation Plans

The Company accounts for share-based payments in accordance with FASB guidance, which focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under the guidance, a public entity is required to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, the guidance requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the options granted was estimated at the date of grant using the Black-Scholes option-pricing model utilizing assumptions based on historical data and current market data. The assumptions include expected term of the options, risk-free interest rate, volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using historical volatility based on historical weekly price changes. The Company recognizes compensation expense using the straight-line method.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
March 31, 2010
Pension funded status adjustment	$(4,794)	$(318)	$(367)	$(685)	$(5,479)
Unrealized gain (loss) on derivative instruments	(7,660)	4,047	(1,421)	2,626	(5,034)
Foreign currency translation adjustment	46,509	31,208	—	31,208	77,717

Accumulated other comprehensive income	$34,055	$34,937	$(1,788)	$33,149	$67,204

March 31, 2009
Pension funded status adjustment	$(5,338)	$392	$152	$544	$(4,794)
Unrealized gain (loss) income on derivative instruments	(8,910)	1,925	(675)	1,250	(7,660)
Foreign currency translation adjustment	177,161	(130,652)	—	(130,652)	46,509

Accumulated other comprehensive income	$162,913	$(128,335)	$(523)	$(128,858)	$34,055

March 31, 2008
Pension funded status adjustment	$(5,690)	$(59)	$411	$352	$(5,338)
Unrealized gain (loss) income on derivative instruments	6,873	(24,282)	8,499	(15,783)	(8,910)
Foreign currency translation adjustment	101,851	75,310	—	75,310	177,161

Accumulated other comprehensive income	$103,034	$50,969	$8,910	$59,879	$162,913

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. On October 30, 2008, the Company completed the purchase of 1,800,000 shares of its common stock at $11.00 per common share for $19,800 in the aggregate from an institutional shareholder. At March 31, 2010 and 2009, the Company had outstanding stock options, restricted stock, restricted stock units and senior unsecured 3.375% Convertible Notes, which could potentially dilute basic earnings per share in the future.

Segment Reporting

We previously reported two business segments consisting of reserve power and motive power products. The FASB guidance defines that a segment for reporting purposes, is based on the financial performance measures that are regularly reviewed by our chief operating decision maker to assess segment performance and to make decisions about a public entity’s allocation of resources. Recent consideration of this guidance and changes made to our management structure, have led us to decide to report our segment results based upon our three geographic regions.

New Accounting Pronouncements

On April 1, 2009, the Company adopted new guidance from FASB, which provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

noncontrolling interests be recorded as equity in the consolidated financial statements. The FASB guidance became effective for the Company as of April 1, 2009 and had no material impact on its results of operations or financial position. The adoption of this guidance resulted in the reclassification of $4,327 and $4,242 of Minority Interests (now referred to as noncontrolling interests) to a separate component of total equity on the Consolidated Balance Sheet as of March 31, 2010 and March 31, 2009, respectively. The impact of adopting the guidance on the Company’s statements of income and cash flow was immaterial.

On April 1, 2009, the Company adopted new FASB guidance, which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new FASB guidance requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The new FASB guidance also requires that professional fees associated with acquisition activities be expensed as incurred. Accordingly, any business combination we engage in on or after April 1, 2009 will be recorded and disclosed in accordance with the new FASB guidance. For fiscal 2010, the Company recorded expenses of $2,000 for professional fees associated with acquisition activities, $1,269 for restructuring charges and a bargain purchase gain of $2,919.

On April 1, 2009, the Company adopted new FASB guidance, which changed the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature. The difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share. This guidance was effective for financial statements issued by the Company for the first quarter of fiscal 2010. The adoption of this guidance had the following impact on the Company’s financial position and results of operations, applied on a retrospective basis: a) the separation of our Convertible Notes into its debt and equity components reduced long-term debt as of inception by $46,280 and, b) the accretion of debt discount increased interest expense by a non-cash expense of $5,439 and $4,261 in fiscal 2010 and fiscal 2009, respectively, and will increase up to approximately $8,000 annually through fiscal 2015.

In December 2008, the FASB issued authoritative guidance on employers’ disclosures about pensions and other postretirement benefits. Under the new guidance an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan is expanded and is effective for financial statements issued by the Company for fiscal 2010.

Collective Bargaining

At March 31, 2010, we had approximately 7,800 employees. Of these employees, approximately 2,870, almost all of whom work in our European facilities, were covered by collective bargaining agreements. The average term of these agreements is two years, with the longest term being three years. These agreements expire over the period from calendar years 2010 to 2012.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

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

2. Acquisitions

In fiscal 2010, the Company made acquisitions, the most significant of which was the acquisition of the industrial battery businesses of the Swiss company Accu Holding AG, which included the acquisition of the stock of OEB Traction Batteries and the operating assets and liabilities of Oerlikon Stationery Batteries and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”) during November 2009. The total purchase price for these transactions, net of cash received, was $33,242 and was financed using cash on hand. These acquisitions and the investment provide the Company with an additional range of well respected and designed products for use in high integrity applications in telecommunications, utilities, rail, material handling and mining, as well as other sectors. The accounting for the Oerlikon acquisition resulted in the recognition of a bargain purchase gain of $2,919. The Company is finalizing plans for restructuring Oerlikon and in the fourth quarter of fiscal year 2010 incurred $1,269 in charges related to this plan.

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

The results of these acquisitions have been included in the Company’s results of operations from the dates of their respective acquisitions. Pro forma earnings per share computations have not been presented as these acquisitions are not considered material.

In connection with certain of its acquisitions, the Company formulated restructuring plans for the integration of the acquired businesses. See Note 20 for additional information regarding these plans.

3. Inventories

Net inventories consist of:

	March 31,
	2010	2009
Raw materials	$66,288	$50,469
Work-in-process	80,397	57,506
Finished goods	107,686	101,354

Total	$254,371	$209,329

Inventory reserves for obsolescence and other estimated losses, mainly relating to finished goods, were $11,678 and $16,725 at March 31, 2010 and 2009, respectively, and have been included in the net amounts shown above.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2010	2009
Land, buildings, and improvements	$161,211	$153,529
Machinery and equipment	443,799	375,309
Construction in progress	29,041	42,577

	634,051	571,415
Less accumulated depreciation	(318,910)	(270,050)

Total	$315,141	$301,365

5. Goodwill and Other Intangible Assets

Information regarding the Company’s goodwill and other intangible assets follows:

	March 31,
	2010			2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Unamortizable intangible assets:
Goodwill	$318,677	$(1,412)	$317,265	$303,070	$(1,412)	$301,658
Trademarks	82,598	(953)	81,645	79,746	(953)	78,793
Amortizable intangible assets:
Customer lists	6,814	(1,416)	5,398	1,326	(979)	347
Non-compete	1,890	(708)	1,182	683	(500)	183
Patents	680	(165)	515	250	(142)	108
Trademarks	1,853	(465)	1,388	464	(381)	83
Licenses	82	(74)	8	80	(50)	30

Total	$412,594	$(5,193)	$407,401	$385,619	$(4,417)	$381,202

The Company’s intangible assets amortization expense was $706, $539, and $536, for the years ended March 31, 2010, 2009 and 2008, respectively. The expected amortization expense based on intangible assets at March 31, 2010 is $755 in 2011, $687 in 2012, $680 in 2013, $671 in 2014 and $665 in 2015.

The changes in the carrying amount of goodwill by business segment are as follows:

	Fiscal year ended March 31, 2010
	Europe	Americas	Asia	Total
Balance at beginning of year	$153,941	$126,117	$21,600	$301,658
Fiscal 2010 acquisitions	—	5,072	—	5,072
Foreign currency translation	8,700	1,726	109	10,535

Balance at end of year	$162,641	$132,915	$21,709	$317,265

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31, 2009
	Europe	Americas	Asia	Total
Balance at beginning of year	$208,902	$128,271	$21,256	$358,429
Income tax adjustment for ESG and Yuasa, Inc. acquisitions	(11,754)	159	—	(11,595)
Foreign currency translation	(43,207)	(2,313)	344	(45,176)

Balance at end of year	$153,941	$126,117	$21,600	$301,658

The Company estimated tax-deductible goodwill to be approximately $17,016 and $17,150 as of March 31, 2010 and 2009, respectively.

6. Other Assets

Prepaid and other current assets consist of the following:

	March 31,
	2010	2009
Prepaid income taxes	$11,372	$7,880
Prepaid other taxes	8,064	5,964
Non-trade receivables	5,665	4,715
Lead hedges	62	2,191
Foreign currency forward contracts	1,911	—
Other	12,775	11,772

Total	$39,849	$32,522

Other assets consist of the following:

	March 31,
	2010	2009
Rental batteries	$5,462	$4,030
Leases receivable	5,240	6,024
Deferred financing fees	4,862	6,576
Other	7,879	2,049

Total	$23,443	$18,679

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2010	2009
Payroll and benefits	$54,267	$50,449
Warranty	31,739	30,914
Accrued selling expenses	21,509	25,994
Income taxes, currently payable	16,592	18,886
Restructuring	9,033	12,941
Freight	8,371	6,823
VAT and other non-income taxes	5,629	6,396
Pension and social security	4,488	3,473
Interest	3,117	3,220
Deferred income	3,055	2,002
Other	32,204	22,996

Total	$190,004	$184,094

8. Debt

Senior Unsecured 3.375% Convertible Notes

On May 28, 2008, the Company completed a registered offering of $172,500 aggregate principal amount of senior unsecured 3.375% Convertible Notes Due 2038 (“Convertible Notes”) (see prospectus and supplemental indenture dated 05/28/2008). The Company received net proceeds of approximately $168,200 after the deduction of commissions and offering expenses. The Company used all of the net proceeds to repay a portion of its then existing senior secured Term Loan B.

The Convertible Notes are general senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured obligations and are junior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations. The Convertible Notes are not guaranteed, and are structurally subordinate in right of payment to, all of the (i) existing and future indebtedness and other liabilities of the Company’s subsidiaries and (ii) preferred stock of the Company’s subsidiaries to the extent of their respective liquidation preferences.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

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

Accounting for Certain Convertible Debt Instruments

In May 2008, the FASB issued new guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial settlement). This FASB guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FASB guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. The Company adopted the guidance effective May 28, 2008, the date of the Convertible Notes offering.

The adoption of the new FASB guidance had the following effect, applied retrospectively, on our Consolidated Statement of Income for the fiscal year ended March 31, 2009:

	Fiscal year ended March 31, 2009
	Previously Reported	As Adjusted	Effect of Change
Interest expense	$22,646	$26,733	$4,087
Income tax expense	38,600	37,170	(1,430)
Net income	84,587	81,930	(2,657)
Basic net income per share	1.73	1.68	(0.05)
Diluted net income per share	1.71	1.66	(0.05)

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

The adoption of the new guidance had the following effect on our Consolidated Balance Sheet as of March 31, 2009:

	March 31, 2009
	Previously Reported	As Adjusted	Effect of Change
Prepaid and other current assets	$32,734	$32,522	$(212)
Long-term deferred tax asset	12,881	13,399	518
Other assets	19,776	18,679	(1,097)
Long-term debt	384,553	342,534	(42,019)
Long-term deferred tax liability	48,963	64,428	15,465
Other liabilities	66,844	62,602	(4,242)
Additional paid-in capital	385,872	414,292	28,420
Accumulated earnings	243,763	241,106	(2,657)

The adoption of the new guidance had no effect on our Consolidated Statement of Cash Flows for the fiscal year ended March 31, 2009.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of March 31, 2010 and March 31, 2009, respectively:

	March 31, 2010	March 31, 2009
Principal	$172,500	$172,500
Unamortized discount	(36,580)	(42,019)

Net carrying amount	$135,920	$130,481

As of March 31, 2010, the remaining discount will be amortized over a period of 62 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is approximately $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes was 8.50% for the fiscal years ended March 31, 2010 and March 31, 2009. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $5,439 and $4,261, respectively, for the fiscal years ended March 31, 2010 and March 31, 2009.

Senior Secured Credit Facility

In June 2008, the Company completed the refinancing of approximately $192,000 of the outstanding combined balance of the senior secured Term Loan B and its then existing revolving credit facility with a new $350,000 senior secured credit facility comprising a $225,000 Term A Loan and a new, undrawn $125,000 revolving credit facility.

The $225,000 senior secured Term A Loan is subject to a quarterly principal amortization of 1.25% in Year 1, 1.88% in Years 2-3, 2.50% in Year 4, 3.13% in Year 5 and 14.38% in Year 6 and matures on June 27, 2014. The $125,000 revolving credit facility matures on June 27, 2013. Borrowings under the credit agreements bear

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

interest at a floating rate based, at our option, upon (i) a LIBOR rate plus an applicable percentage (currently 1.50%), or (ii) the greater of the federal funds rate plus 0.50% or the prime rate, plus an applicable percentage (currently 0.50%). There are no prepayment penalties on loans under the $350,000 senior secured credit facility.

At March 31, 2010 and 2009, there was $201,094 and $216,563 outstanding under the new Term A Loan. There were no borrowings under the revolving credit facility.

Obligations under the new senior secured credit facility are secured by substantially all of our existing and hereafter acquired assets located in the United States, including substantially all of the capital stock of our United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of our foreign subsidiaries that are owned by our United States companies. The Company’s credit agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, repurchasing the Company’s common stock, paying dividends and certain other actions. At March 31, 2010, the Company was in compliance with all such covenants.

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

Prior Senior Secured Credit Facility

The $355,900 senior secured Term Loan B was subject to a 0.25% quarterly principal amortization and a maturity date of March 17, 2011. The $100,000 revolving credit facility had a maturity date of March 17, 2009.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

Borrowings under the credit agreements bore interest at a floating rate based, at our option, upon (i) a LIBOR rate plus an applicable percentage (1.75% at time of termination), or (ii) the greater of the federal funds rate plus 0.50% or the prime rate, plus an applicable percentage (0.75% at time of termination). The facility required prepayment based upon certain excess cash flow amounts, as defined. There was no prepayment penalty on loans under the $455,900 senior secured credit facility.

Summary of Long-Term Debt

The following summarizes the Company’s long-term debt:

	March 31,
	2010	2009
Term A Loan : Payable in quarterly installments of 1.25% in year 1, 1.88% in years 2-3, 2.50% in year 4, 3.13% in year 5 and 14.388% in year 6, with the remaining balance due on June 27, 2014, bearing interest at 1.76% at March 31, 2010	$201,094	$216,563
Senior Unsecured Convertible Notes bearing interest at 3.375% (net of discount of $36,580 and $42,019, respectively)	135,920	130,481
Euro Term Loan: Payable in quarterly installments between €1,000 and €1,750 beginning March 31, 2008 through June 30, 2011, bearing interest at 1.785% at March 31, 2010	11,158	19,261
Other	41	870

	348,213	367,175
Less current portion	26,045	24,641

Total long-term debt	$322,168	$342,534

Other debt

At March 31, 2010 and 2009, there were $11,242 and $27,494 respectively, of borrowings outstanding outside the United States.

As of March 31, 2010 and 2009, the Company had available under all its lines of credit approximately $247,400 and $266,702, respectively. Included in the March 31, 2010 and 2009 amounts are $116,788 and $116,284, respectively, of uncommitted lines of credit.

The Company paid $16,456, $21,026 and $28,534, net of interest received, for interest during the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Aggregate maturities of long-term debt (including $36,580 of Convertible Note discount) are as follows:

2011	$26,045
2012	23,122
2013	26,719
2014	104,062
2015	32,345
Thereafter	172,500

$384,793

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

The Company’s financing agreements contain various covenants, which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, paying dividends and certain other actions. The Company is in compliance with all such covenants.

As of March 31, 2010 and 2009, the Company had $1,150 of standby letters of credit outstanding that reduced the borrowings available under the Revolving Credit Lines. As of March 31, 2010 and 2009, the Company had no bank guarantees.

9. Leases

The Company’s future minimum lease payments under capital and operating leases that have noncancelable terms in excess of one year at March 31, 2010 are as follows:

	Capital Leases	Operating Leases
2011	$702	$13,631
2012	661	11,185
2013	568	8,297
2014	386	5,841
2015	21	4,456
Thereafter	—	2,089

Total minimum lease payments	2,338	$45,499

Amounts representing interest	108

Net minimum lease payments, including current portion of $650	$2,230

Rental expense was $26,957, $29,247, and $28,181 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Amortization of capitalized leased assets is included in depreciation expense. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

10. Other Liabilities

Other long-term liabilities consist of the following:

	March 31,
	2010	2009
Pension and profit sharing obligation	$26,855	$24,929
Interest rate swap liabilities	9,710	13,628
Long-term income taxes liabilities	8,140	11,346
Restructuring reserves	1,310	865
Deferred income	3,091	3,512
Other	5,396	8,322

Total	$54,502	$62,602

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

11. Derivative Financial Instruments

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreements. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At March 31, 2010 and March 31, 2009 such agreements effectively convert $170,000 of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

The Company recorded unrealized losses on interest rate swaps of ($3,141), ($5,667) and ($11,612) for the fiscal years ended March 31, 2010, 2009, and 2008, respectively, that are included in accumulated other comprehensive income. In the coming twelve months, the Company anticipates that approximately $6,100 of unrealized losses will be reclassified from accumulated other comprehensive income to earnings, as an increase in interest expense. The estimated fair value of the Company’s interest rate swap agreements was a liability of $9,710, $13,628 and $11,593, at March 31, 2010, 2009 and 2008, respectively, as estimated based on quotes from market makers of these instruments. The Company recorded an expense (income) of $7,059, $3,632 and ($588) in fiscal 2010, 2009 and 2008, respectively, which was recorded as an increase (decrease) in interest expense.

Lead Hedge Contracts

During the fiscal years ending March 31, 2010, 2009 and 2008, the Company entered into lead hedge contracts to fix the price for lead purchases. Management considers the lead hedge contracts to be highly effective against changes in the cash flows of the underlying lead purchases based on the criteria in the FASB guidance. The vast majority of such contracts are for a period not extending beyond one year. Realized gains (losses) related to the lead hedge contracts are included in inventory and amortized to earnings over the turnover period. The Company recorded unrealized (losses) gains on lead hedge contracts of $9,844, ($44,863), and ($10,355), for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, which are included in accumulated other comprehensive income. The estimated fair value of open lead hedge contracts at March 31, 2010, 2009 and 2008, was $62, $2,191, and $1,685, respectively. The gains (losses) on the settlement of lead hedge contracts during fiscal 2010, 2009 and 2008, was $11,973, ($45,369), and $20,592, respectively, a portion of which is recorded as a reduction (increase) of cost of goods sold and a portion of which was included in inventory at March 31, 2010, 2009 and 2008.

Foreign Currency Forward Contracts

On a selective basis the Company will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico and from intercompany loan and receivable transactions. To hedge these exposures the Company may enter into foreign currency forward contracts and option contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2010 and 2009, the Company had entered into a total of $64,234 and $19,390, respectively, foreign currency forward contracts. The Company recorded an unrealized gain on foreign currency forward contracts of $2,679, $206 and ($2,316), for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, which is included in accumulated other comprehensive income. The estimated fair value of open foreign currency forward contracts at March 31, 2010, 2009 and 2008 was an asset (liability) of $1,911, ($340) and

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

($3,801), respectively. The net gains/(losses) on the settlement of foreign currency hedge contracts during fiscal 2010 and 2009, was $428 and ($3,255) respectively, a portion of which was recorded as an (decrease) increase to cost of goods sold and earnings and a portion of which was included in inventory at March 31, 2010 and 2009.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments

March 31, 2010 and 2009

		Asset Derivatives		Balance Sheet Location	Liability Derivatives
	Balance Sheet Location	March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate swap agreements		$—	$—	Other liabilities	$9,710	$13,628
Lead hedge contracts	Prepaid and other current assets	62	2,191		—	—
Foreign currency forward contracts	Prepaid and other current assets	1,911	—	Accrued expenses	—	340

Total derivatives designated as hedging instruments		$1,973	$2,191		$9,710	$13,968

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the fiscal years ending March 31, 2010 and 2009

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009
Interest rate swap agreements	$(3,141)	$(5,667)	Interest expense	$(7,059)	$(3,632)
Lead hedge contracts	9,844	(44,863)	Cost of goods sold/Inventory	11,973	(45,369)
Foreign currency forward contracts	2,679	206	Cost of goods sold/Inventory	428	(3,255)

Total derivatives designated as hedging instruments	$9,382	$(50,324)		$5,342	$(52,256)

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

12. Income Taxes

Income tax expense is composed of the following:

	Fiscal year ended March 31,
	2010	2009	2008
Current:
Federal	$9,000	$10,793	$220
State	(981)	2,673	976
Foreign	9,957	14,876	17,331

Total current	17,976	28,342	18,527
Deferred:
Federal	4,678	7,730	3,898
State	852	311	(583)
Foreign	1,445	787	4,657

Total deferred	6,975	8,828	7,972

Income tax expense	$24,951	$37,170	$26,499

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2010	2009	2008
United States	$37,418	$21,545	$18,465
Foreign	49,837	97,555	67,730

Earnings before income taxes	$87,255	$119,100	$86,195

Income taxes paid by the Company for the fiscal years ended March 31, 2010, 2009 and 2008 were $22,553, $21,214 and $7,255, respectively.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2010	2009
Deferred tax assets:
Accounts receivable	$1,140	$1,045
Inventories	4,626	5,834
Net operating loss carryforwards	69,469	67,162
Accrued liabilities and restructuring expenses	14,503	18,939
Other assets	9,189	10,531

Gross deferred tax assets	98,927	103,511
Less valuation allowance	(58,382)	(57,397)

Total deferred tax assets	40,545	46,114
Deferred tax liabilities:
Property, plant and equipment	28,288	25,964
Other intangible assets	38,363	36,051
Convertible Debt	19,363	18,044
Other liabilities	1,858	4,182

Total deferred tax liabilities	87,872	84,241

Net deferred tax liabilities	$(47,327)	$(38,127)

The Company has approximately $15,277 in United States federal net operating loss carryforwards, approximately $9,233 of which are limited by Section 382 of the Internal Revenue Code, that begin to expire in the year ending 2023. The Company has recorded a valuation allowance against approximately $8,694 of the losses limited by Section 382.

The net operating loss carryforwards at March 31, 2010 related to the Company’s foreign subsidiaries are approximately $229,873. Some of these net operating loss carryforwards have an unlimited life, while others expire at various times over the next 20 years. In addition, the Company also had approximately $53,051 of net operating loss carryforwards for state tax purposes that expire at various times over the next 20 years. The Company has recorded a valuation allowance for net deferred tax assets in certain foreign and state tax jurisdictions, primarily related to net operating loss carryforwards, due to the significant losses incurred in these tax jurisdictions. During the fiscal years ended March 31, 2010 and 2009, the Company recorded tax benefits of $2,260 and $125, respectively, due to the utilization of net operating loss carryforwards in certain foreign subsidiaries.

A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31,
	2010	2009	2008
United States statutory income tax expense (at 35%)	$30,539	$41,685	$30,168
Increase (decrease) resulting from:
State income taxes, net of federal effect	(116)	1,942	623
Nondeductible expenses	3,799	427	467
Effect of foreign operations	(9,253)	(9,374)	(7,682)
Valuation allowance	(18)	2,490	2,923

Income tax expense	$24,951	$37,170	$26,499

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

The effective income tax rate was 28.6 % in fiscal 2010, compared to 31.2 % in fiscal 2009 and 30.7 % in fiscal 2008. The fiscal 2010 tax expense includes a non-recurring tax benefit of approximately $2,141 attributable to the filing of amended tax returns which reduced the effective tax rate by 2.5 percentage points. Similarly, the fiscal 2009 tax expense included a non-recurring tax benefit of approximately $1,100, attributable to the favorable resolution of a prior year tax matter, which reduced the effective tax rate by 0.9 percentage points.

At March 31, 2010, the Company has not recorded United States income or foreign withholding taxes on approximately $269,849 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts permanently invested overseas.

The Company recognizes and measures uncertain tax positions taken, or expected to be taken, in a tax return in accordance with FASB guidance on accounting for uncertainty in income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits under FASB guidance is as follows:

March 31, 2009	$13,305
Increases related to current year tax positions	919
Increases related to prior year tax positions due to foreign currency translation	5
Decreases related to prior year tax positions	(2,940)
Lapse of statute of limitations	(539)

March 31, 2010	$10,750

All of the balance of unrecognized tax benefits at March 31, 2010 if recognized, would be included in the Company’s Statement of Income and have a favorable impact on both the Company’s Statement of Income and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

The Company anticipates that it is reasonably possible that a portion of the March 31, 2010 balance of the unrecognized tax benefits could be recognized within the next twelve months as a result of the completion of a tax audit or due to the expiration of the relevant statutes of limitations. An estimate of the range of the adjustments cannot be made at this time.

The Company recognizes tax related interest and penalties in income tax expense in its Statement of Income. As of March 31, 2010 and March 31, 2009, the Company had an accrual of approximately $905 and $740, respectively, for interest and penalties.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

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

	United States Plans		International Plans
	March 31,		March 31,
	2010	2009	2010	2009
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$9,969	$9,872	$38,080	$51,803
Service cost	224	300	621	2,897
Interest cost	635	608	2,520	2,529
Benefits paid	(588)	(569)	(2,299)	(2,204)
Plan participants’ contributions	—	—	—	539
Plan curtailments	—	—	(60)	—
Transfer in (effects of business combinations)	—	—	—	116
Experience (gain) loss	752	(242)	6,575	(6,268)
Foreign currency translation adjustment	—	—	1,414	(11,332)

Benefit obligation at the end of the period	$10,992	$9,969	$46,851	$38,080

	United States Plans		International Plans
	March 31,		March 31,
	2010	2009	2010	2009
Change in plan assets
Fair value of plan assets at the beginning of the period	$6,279	$7,950	$16,285	$23,449
Actual return (loss) on plan assets	1,994	(1,590)	6,326	(3,513)
Employer contributions	174	488	1,659	4,343
Plan participants’ contributions	—	—	—	538
Benefits paid, inclusive of plan expenses	(588)	(569)	(2,298)	(2,204)
Foreign currency translation adjustments	—	—	740	(6,328)

Fair value of plan assets at the end of the period	$7,859	$6,279	$22,712	$16,285

Funded status deficit	$(3,133)	$(3,690)	$(24,139)	$(21,795)
Unrecognized net loss	—	—	—	—

Accrued benefit cost	$(3,133)	$(3,690)	$(24,139)	$(21,795)

Accrued pension benefit liability is included in accrued expenses and other liabilities.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

Net periodic pension cost for 2010, 2009, and 2008, includes the following components:

	United States Plans			International Plans
	March 31,			March 31,
	2010	2009	2008	2010	2009	2008
Service cost	$224	$300	$254	$621	$2,897	$3,912
Interest cost	634	608	564	2,520	2,529	2,328
Actual return on plan assets	(491)	(639)	(639)	(1,256)	(1,568)	(1,781)
Amortization and deferral	459	208	150	(43)	—	66

Net periodic benefit cost	$826	$477	$329	$1,842	$3,858	$4,525

Significant assumptions used in accounting for the pension benefit plans are as follows:

	United States Plans			International Plans
	March 31,			March 31,
	2010	2009	2008	2010	2009	2008
Discount rate	6.5%	6.0%	6.0%	3.8-6.0%	4.3-6.0%	4.3-6.0%
Expected return on plan assets	8.0	8.0	8.0	5.5-7.0	5.5-7.5	5.5-8.0
Rate of compensation increase	N/A	N/A	N/A	2.0-3.5	2.0-3.5	2.0-3.0

As required by the FASB guidance, for pension plans for which the projected benefit obligation exceeds the fair value of plan assets, the Company has recognized in the Consolidated Balance Sheets at March 31, 2010 and 2009, the additional liability of the unfunded projected benefit obligation of $7,476 and $7,157, respectively, as current and long-term liabilities, with offsetting equity adjustments. The accumulated benefit obligation for all defined benefit pension plans was $55,282 and $45,953 at March 31, 2010 and 2009, respectively.

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year follows:

	United States Plans		International Plans
	March 31,		March 31,
	2010	2009	2010	2009
All defined benefit plans:
Accumulated benefit obligation	$10,992	$9,969	$44,290	$35,984
Unfunded defined benefit plans:
Projected benefit obligation	—	—	23,367	21,186
Accumulated benefit obligation	—	—	22,557	20,367
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	10,992	9,969	23,367	22,187
Accumulated benefit obligation	10,992	9,969	22,557	21,255
Fair value of plan assets	7,859	6,279	—	706

The United States plans do not include compensation in the formula for determining the pension benefit as it is based solely on years of service.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

The Company’s investment policy emphasizes a balanced approach to investing in securities of high quality and ready marketability. Investment flexibility is encouraged so as not to exclude opportunities available through a diversified investment strategy.

Equity investments are maintained within a target range of 50%-70% of the total portfolio market value. Investments in debt securities include issues of various maturities, and the average quality rating of bonds should be investment grade with a minimum quality rating of “B” at the time of purchase.

The Company periodically reviews the asset allocation of its portfolio. The proportion committed to equities, debt securities and cash equivalents is a function of the values available in each category and risk considerations. The plan’s overall return will be compared to and expected to meet or exceed established benchmark funds and returns over a three to five year period.

The objectives of the Company’s investment strategies are: (a) the achievement of a reasonable long-term rate of total return consistent with an emphasis on preservation of capital and purchasing power, (b) stability of annual returns through a portfolio risk level, which is appropriate to conservative accounts, and (c) reflective of our willingness to forgo significantly above-average rewards in order to minimize above-average risks. These objectives may not be met each year but should be attained over a reasonable period of time.

The Company expects to make cash contributions of approximately $1,900 to its pension plans in fiscal year 2011.

As a result of the ESG business combination, the Company has assumed defined benefit plans in Germany and France. These plans have no assets, while their benefit obligations were $20,266 and $18,502 as of March 31, 2010 and 2009, respectively. Other salary and hourly employees are provided benefits in accordance with governmental regulatory requirements.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

The following table represents our assets (liabilities) measured at fair value on a recurring basis as of March 31, 2010 and the basis for that measurement:

	US Plans
	Total Fair Value Measurement March 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash and Cash Equivalents	$450	$450	$—	$—
Equity Securities:
U.S.(a)	4,058	4,058	—	—
International(b)	819	819	—	—

Debt securities:
Corporate bonds(c)	2,532	2,532	—	—

Total	$7,859	$7,859	$—	$—

	International Plans
	Total Fair Value Measurement March 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Equity Securities:
U.S.(a)	$2,196	$2,196	$—	$—
International(b)	13,053	13,053	—	—
Debt securities:
Corporate bonds(c)	4,287	4,287	—	—
Government and government-related debt securities(d)	3,176	3,176	—	—

Total	$22,712	$22,712	$—	$—

The fair values presented above were determined based on valuation techniques categorized as follows:

•	Level one: The use of quoted prices in active markets for identical instruments.

•

Level two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

•	Level three: The use of significantly unobservable inputs and that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(a)	US equities include companies that are well diversified by industry sector and equity style (i.e., growth and value strategies). Active and passive management strategies are employed. Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.

(b)	International equities are invested in companies that are traded on exchanges outside the U.S. and are well diversified by industry sector, country and equity style. Active and passive strategies are employed. The vast majority of the investments are made in companies in developed markets with a small percentage in emerging markets.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

(c)	Corporate bonds consist primarily of investment grade bonds from diversified industries.

(d)	Government and government-related debt securities are comprised primarily of inflation protected U.S. treasuries and, to a lesser extent, other government-related securities.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Pension Benefits
2011	$1,900
2012	1,961
2013	2,094
2014	2,449
2015	2,728
Years 2016-2020	16,146

In accordance with the FASB guidance, the Company recognizes the funded status of its retirement plans in its Consolidated Balance Sheet. The underfunded status of our retirement plans recorded as a liability on the Company’s Consolidated Balance Sheets at March 31, 2010 and 2009 was approximately $27,272 and $25,485, respectively.

The amounts included in accumulated other comprehensive income as of March 31, 2010 that are expected to be recognized as components of net periodic pension cost during the fiscal year ended March 31, 2011 are as follows:

Net loss	$(216)
Net prior service cost	(18)

Net amount expected to be recognized	$(234)

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

Effective February 1, 2009, the Company amended its Defined Contribution Plan (“Amended U.K. Plan”) that covers substantially all UK employees, both direct and salaried. All eligible employees of the Amended U.K. Plan receive a matching contribution from the Company, at various rates as provided by the plan.

Employer expenses for the 401(k) plan and the Amended U.K. Plan for the fiscal years ended March 31, 2010, 2009 and 2008, were $3,909, $2,394 and $2,298, respectively.

14. Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2010 and 2009, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

The following demonstrates the change in the number of shares of Class A common stock outstanding during fiscal 2010:

Fiscal Year ended March 31, 2010
Shares outstanding as of beginning of period	47,975,396
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	606,436

Shares outstanding as of end of period	48,581,832

15. Secondary Offerings of Common Shares

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

The offered shares were sold by those stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders. The Company did not receive any proceeds from the common stock offerings; however, under the terms of its securityholder agreement, the Company did incur fees related to the offerings in fiscal 2010 and fiscal 2009 of $150 and $330, respectively.

16. Stock-Based Compensation

At March 31, 2010, the Company maintains three management equity incentive plans, which were approved by the Company’s shareholders. These plans, which are the 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the Amended and Restated 2006 Equity Incentive Plan, reserve 11,289,232 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock, restricted stock units and other forms of equity based compensation. At March 31, 2010, 1,321,003 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards primarily with newly issued shares.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Options issued in fiscal 2010 vest over a three-year or six-month period and options issued in fiscal 2009 vest over a three-year period, and options issued in fiscal 2008 vest over a four-year period. Options become exercisable in equal installments over the vesting period. Options generally expire in 10 years, however options vesting in six months expire in 3 1/2 years.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

Compensation cost is recorded in accordance with FASB guidance, based on the fair value of stock-based awards at the grant date. The fair value of the options granted is estimated at the date of grant using the Black-Scholes option-pricing model utilizing assumptions based on historical data and current market data. The assumptions include expected term of the options, risk-free interest rate, volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free interest rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using historical volatility based on historical weekly price changes. The weighted average fair value of options granted were $8.35 and $5.15 in fiscal 2010 and $11.64 in fiscal 2009 and $8.00 per option in fiscal 2008, respectively, and were determined using the following assumptions:

	2010	2010	2009	2008
	10 Year Options	3.5 Year Options	10 Year Options	10 Year Options
Exercise price	$16.20	$16.24	$30.19	$18.25
Risk-free interest rate	2.01%	0.93%	3.1%	4.7%
Dividend yield	0%	0%	0%	0%
Expected life	5 years	2 years	5 years	6 years
Expected volatility	56.6%	56.6%	38.6%	36.6%

For fiscal 2010, 2009 and 2008, the Company recognized $2,993 ($2,095 net of taxes), $1,906 ($1,270 net of taxes) and $1,168 ($810 net of taxes), respectively, of stock-based compensation expense associated with the stock option grants.

The FASB accounting guidance for the classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2007	5,506,499	4.3	$13.94	$23,287
Granted	286,724		18.25	—
Exercised	(2,236,505)		12.42	19,338
Canceled	(21,783)		12.99	87

Options outstanding as of March 31, 2008	3,534,935	4.4	$15.27	$30,617
Granted	264,206		30.19	—
Exercised	(983,991)		15.30	13,544
Canceled	(171,975)		15.97	—

Options outstanding as of March 31, 2009	2,643,175	4.2	$16.70	$1,752
Granted	539,506		16.21	—
Exercised	(667,862)		12.22	7,125
Canceled	(83,586)		21.43	522

Options outstanding as of March 31, 2010	2,431,233	4.0	$17.69	$19,191

Options exercisable as of March 31, 2010	1,816,626	2.5	$16.88	$15,471

Options expected to vest as of March 31, 2011	256,189	8.5	$20.82	$1,406

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.01-15.00	926,686	2.3	$11.22	920,144	$11.20
$15.01-20.00	674,420	7.4	16.89	219,231	17.17
$20.01-25.00	447,113	1.7	21.85	447,113	21.85
$25.01-30.00	142,072	0.6	29.36	142,072	29.36
Over $30.00	240,942	7.8	30.19	88,066	30.19

	2,431,233	4.0	$17.69	1,816,626	$16.88

A summary of the status of the Company’s non-vested options as of March 31, 2010, and changes during the year ended March 31, 2010, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2009	503,847	$9.80
Granted	539,506	7.41
Vested	(345,824)	7.48
Forfeited	(82,922)	9.23

Nonvested at March 31, 2010	614,607	9.08

Restricted Stock and Restricted Stock Units

The Company granted to non-employee directors 23,723 restricted stock units in fiscal 2010, at the fair market value on that date of $21.05 per share and 18,408 restricted stock in fiscal 2009, at the fair market value on that date of $26.08 per share. These restricted stock units vest thirteen-months following the date of grant.

No restricted stock awards were granted in fiscal 2010, 2009 and 2008.

At March 31, 2010 and 2009, the Company had 1,000 and 66,452, respectively, shares of restricted stock outstanding at a weighted average fair market value on that date of grants of $18.32 and $13.34 per share, respectively. Generally, restricted stock is granted at the fair market value of the Company’s common stock on the date of grant and vest in annual installments of 25% over a four-year period from the date of grant.

The Company granted to management and other key employees 366,367 restricted stock units on May 18, 2009, at the fair market value on that date of $16.20, and 227,214 restricted stock units in fiscal 2009, at an average fair market value on date of grants of $30.19. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

A summary of the changes in restricted stock and restricted stock units awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2010 is presented below:

	Restricted Stock		Restricted Stock Units
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested awards as of March 31, 2009	66,452	$13.34	345,875	$26.45
Granted	—	—	390,090	16.50
Vested	(58,780)	13.38	(96,767)	25.53
Canceled	(6,672)	13.33	(30,568)	20.46

Non-vested awards as of March 31, 2010	1,000	$18.32	608,630	$20.45

The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of approximately $174 with a related tax benefit of $52 during fiscal 2010, approximately $460 with a related tax benefit of $152, during fiscal 2009 and approximately $907 with a related tax benefit of $279, during fiscal 2008.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units of approximately $3,794, with a related tax benefit of $1,138 for fiscal 2010, approximately $2,655, with a related tax benefit of $893 for fiscal 2009 and approximately $953, with a related tax benefit of $293 for fiscal 2008.

All Award Plans

As of March 31, 2010, unrecognized compensation expense associated with the non-vested incentive awards outstanding was $13,796 and is expected to be recognized over a weighted average period of 19 months.

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share (dollars in thousands, except per share data).

	March 31,
	2010	2009	2008
Net earnings	$62,304	$81,930	$59,696

Average common shares:
Basic (weighted-average outstanding shares)	48,122,207	48,824,434	47,645,225
Dilutive potential common shares from common stock options	711,888	595,869	999,225

Diluted (weighted-average outstanding shares)	48,834,095	49,420,303	48,644,450

Basic earnings per common share	$1.29	$1.68	$1.25

Diluted earnings per common share	$1.28	$1.66	$1.22

Antidilutive options, unvested restricted stock and restricted stock units not included in weighted average common shares—diluted	383,696	2,992,456	183,672

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $172,500, Convertible Notes due 2038, which the Company issued in May 2008, is approximately 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during fiscal 2010 and 2009, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

18. Concentration of Credit Risk

Financial instruments that subject the Company to potential concentration of credit risk consist principally of short-term cash investments and trade accounts receivable. The Company invests its cash with various financial institutions and with various investment instruments limiting the amount of credit exposure to any one financial institution or entity. The Company has bank deposits that exceed federally-insured limits. In addition, certain cash investments may be made in U.S. and foreign government bonds, or other highly rated investments guaranteed by the U.S. or foreign governments. Concentration of credit risk with respect to trade receivables is limited by a large, diversified customer base and its geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit, in certain circumstances.

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

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

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

The Company has established a reserve for this facility. As of March 31, 2010 and 2009, the reserves related to this facility totaled approximately $3,682 and $4,007, respectively. Based on current information, our management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.

Manchester, England

In the first fiscal quarter of 2009, we sold our Manchester, England manufacturing facility and removed $6,623 of environmental reserves associated with this location as the new owners assumed the related environmental obligations.

Lead Contracts

In order to mitigate against large increases in lead costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at March 31, 2010, the Company contracted to fix the price of approximately 63,335 pounds of lead for a total contract price of $60,724. At March 31, 2009, the Company contracted to fix the price of approximately 29,665 pounds of lead for a total contract price of $14,897.

Foreign Currency Forward Contracts

We quantify and monitor our global foreign currency exposures. On a selective basis we will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company.

Our largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and Mexico. Additionally, we have currency exposures from intercompany loans and trade transactions. To hedge these exposures we have entered into foreign currency forward contracts and purchased option contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2010 and 2009, we had entered into a total of $64,234 and $19,390 foreign currency forward contracts.

Interest Rate Swap Agreements

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At March 31, 2010 and 2009, such agreements effectively convert $170,000 of our variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

In connection with the May 2008 issuance of $172,500 of Convertible Notes and the repayment of a portion of the senior secured Term Loan B, the Company terminated $30,000 of interest rate swap agreements.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

20. Restructuring plans

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans.

Acquisition related restructuring established through purchase accounting

The acquisition related restructuring plans were initiated in connection with the acquisition of the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys plc. (“ESG”) in 2002, the June 2005 acquisition of the motive power battery business of FIAMM, S.p.A. (“FIAMM”) and the acquisition of a 97% interest in Energia (“Energia”) in May 2007. The plans have been aggregated in the following table as the FIAMM and Energia activity is not considered material. The reserves were initially established in the opening balance sheets of these acquired entities and were not included in earnings of the Company.

The Company has described in Note 19, Commitments and Contingencies, the nature of the environmental costs at its Sumter, S.C. location. The reserve for Manchester was eliminated in fiscal 2009 with the sale of the facility as the new owner assumed those liabilities. The Company relied upon FASB guidance on Recognition of Liabilities in Connection with a Purchase Business Combination, and accounting for Business Combinations and Accounting for Contingencies, for the timing and measurement of these costs.

	Employee Severance	Contractual Obligations	Environmental	Plant Closures & Other	Total
Balance at March 31, 2007	$1,279	$853	$6,575	$958	$9,665
Accrual	1,010	—	—	—	1,010
Costs incurred	(312)	—	(40)	(521)	(873)
Foreign currency impact and other	197	106	50	126	479

Balance at March 31, 2008	2,174	959	6,585	563	10,281
Adjustment to accrual	(415)	—	(6,585)	—	(7,000)
Costs incurred	(774)	(32)	—	(420)	(1,226)
Foreign currency impact and other	(203)	(191)	—	(77)	(471)

Balance at March 31, 2009	782	736	—	66	1,584
Adjustment to accrual	125	—	—	203	328
Costs incurred	(17)	(314)	—	(162)	(493)
Foreign currency impact and other	93	19	—	38	150

Balance at March 31, 2010	$983	$441	$—	$145	$1,569

ESG acquisition

In March 2002, EnerSys acquired the assets, stock and business of substantially all of the subsidiaries and affiliates comprising the Energy Storage Group of Invensys plc. (“ESG”). ESG was a manufacturer and supplier of industrial batteries with facilities located in Europe, North America, and Asia. This acquisition enhanced our product offering with complementary product lines and increased our ability to service global clients and gain global market share.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

As of the acquisition date, the Company began to formulate an exit and restructuring plan for certain ESG facilities in North America and Europe, which was finalized during the fiscal year ended March 31, 2003. These facilities, located in England, Germany and the United States, were restructured due mainly to excess capacity brought about by the ESG acquisition and relatively high production costs at these locations compared to other EnerSys facilities. The facility in England has been sold and the facility in Germany remains open with a significantly reduced manufacturing cost structure. The facility in the United States was closed. The exit and restructuring plan affected direct, indirect and certain administrative personnel. As of March 22, 2002, the Company recorded a liability of $18,173, of which $7,873 related to involuntary termination of employees and $10,300 related to the cancellation of certain contractual obligations that required the Company to purchase steam at the Germany location.

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

During fiscal 2010, 2009 and 2008 the Company utilized $493, $1,226 and $873, respectively of these reserves. Since the creation of this reserve the total utilized as of March 31, 2010 is $43,338. The Company continues taking actions consistent with its original plan to resolve these issues. The balance of the ESG acquisition-related restructuring reserve at March 31, 2010, is $1,569. The two remaining significant costs are $983 for prior service costs of ESG’s employee pension at the former facility in Manchester, England and $441 for demolition and related costs in its facility in Hagen, Germany.

Acquisition related restructuring plans charged to earnings

In fiscal 2010, the Company acquired the stock of OEB Traction Batteries and the operating assets and liabilities of Oerlikon Stationery Batteries and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”). This acquisition provides the Company with an additional range of well respected and designed products for use in high integrity applications in telecommunications, utilities, rail, material handling and mining, as well as other sectors. The application of the guidance for purchase accounting for the Oerlikon acquisition resulted in the recognition of a bargain purchase gain of $2,919. The Company is finalizing plans for restructuring Oerlikon and in the fourth quarter of fiscal year 2010 incurred $1,269 in charges related to this plan.

	Employee Severance	Total
Balance at March 31, 2009	$—	$—
Accrued	1,269	1,269
Costs incurred	—	—
Foreign currency impact and other	23	23

Balance at March 31, 2010	$1,292	$1,292

Non-acquisition related restructuring plans

The Company bases its accounting and disclosures primarily on FASB guidance on Accounting for Costs Associated with Exit or Disposal Activities. As a result, charges to net earnings were made in the periods in which restructuring plans liabilities were incurred.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

2009 restructuring plan, primarily in Europe

In February and May 2009, the Company announced a plan to restructure its European and American operations, which will eliminate approximately 515 employees on completion across our operations. These actions are primarily in Europe, the most significant of which is the closure of its leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to its customers in that market. The Company estimates that the total charges for these actions will amount to approximately $33,000, which includes cash expenses of approximately $24,000, primarily for employee severance-related payments, and a non-cash charge of approximately $9,000, primarily for impairment of fixed assets. Based on commitments incurred to date, the Company recorded a restructuring charge of $19,087 in the fourth fiscal quarter of 2009 and $12,370 in fiscal 2010. As of March 31, 2010, the reserve balance associated with these actions is $7,482. The Company expects to be committed to approximately $2,000 of the remaining restructuring charges in fiscal 2011.

	Employee Severance	Plant Closures & Other	Total
Accrual of 2009 program expense	$12,941	$—	$12,941
Costs incurred	(2,652)	—	(2,652)
Foreign currency impact and other	—	—	—

Balance at March 31, 2009	10,289	—	10,289
Accrued	10,107	2,263	12,370
Costs incurred	(13,276)	(2,263)	(15,539)
Foreign currency impact and other	362	—	362

Balance at March 31, 2010	$7,482	$—	$7,482

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

Balance at March 31, 2007	$27,533
Current year provisions	16,854
Costs incurred	(12,869)
Foreign exchange and other	2,519

Balance at March 31, 2008	34,037
Current year provisions	15,274
Costs incurred	(15,189)
Foreign exchange and other	(3,208)

Balance at March 31, 2009	30,914
Current year provisions	13,123
Costs incurred	(13,283)
Foreign exchange and other	985

Balance at March 31, 2010	$31,739

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

22. Other Charges and (Income)

The following is a summary of other charges and (income):

	Fiscal Years Ended March 31,
	2010	2009	2008
Bargain purchase gain (see Note 2)	$(2,919)	$—	$—
Restructuring charges (see Note 20)	13,929	22,424	13,191
Legal proceedings charge	—	3,366	—
Gain on sales of facilities	—	(11,308)	—

Included in the fiscal 2009 operating results are gains of $11,308 resulting from the sale of two facilities, the most significant of which was the sale of the manufacturing facility in Manchester, England. Included in the Manchester gain was the release of $6,623 of environmental reserves established through purchase accounting of the ESG acquisition in fiscal 2002. The sale of the facility was a planned element of the ongoing Europe restructuring program and is consistent with the Company’s strategy to migrate production to lower cost facilities.

Included in the fiscal 2009 operating results are $3,366 of highlighted expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that the French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. The Company has appealed this ruling.

23. Other (Income) Expense, Net and Charges Related to Refinancing

Other (income) expense, net consists of the following:

	Fiscal Years Ended March 31,
	2010	2009	2008
Foreign exchange transaction (gains) losses	$3,045	$(11,571)	$2,686
Other (income) expense, net	346	1,472	1,616
Taxes, other than income	643	965	—
Minority interest	350	537	(68)

Total	$4,384	$(8,597)	$4,234

In fiscal 2009, the Company incurred charges of $5,209 in connection with the refinancing of amounts borrowed under the prior senior secured credit facility. These charges included approximately $3,963 in write offs of deferred financing fees and $1,246 of losses incurred as a result of the termination of certain interest rate swap agreements.

24. Operations by Industry Segment and Geographic Area

The Company has the following three reportable business segments:

•	Americas, which includes North and South America, with the segment headquarters in Reading, Pennsylvania, USA,

•	Europe, which includes Europe, the Middle East and Africa, with the segment headquarters in Zurich, Switzerland, and

•	Asia, which includes Asia, Australia and Oceania, with the segment headquarters in Singapore.

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

Summarized financial information related to the Company’s business segments at March 31, 2010, 2009 and 2008 and for each of the years then ended is shown below.

	2010	2009	2008
Net sales
Europe	$741,975	$987,178	$1,115,348
Americas	700,297	831,251	777,917
Asia	137,113	154,438	133,375

Total net sales	$1,579,385	$1,972,867	$2,026,640

Operating earnings
Europe	$17,649	$64,898	$61,310
Americas	87,156	79,236	68,492
Asia	20,502	12,793	2,735
Bargain purchase gain (Europe)	2,919	—	—
Restructuring charges (Europe)	(13,212)	(21,996)	(13,191)
Restructuring charges (Americas)	(717)	(428)	—
Legal Proceedings charge (Europe)	—	(3,366)	—
Gain on sale of facilities (Europe)	—	11,308	—

Total operating earnings	$114,297	$142,445	$119,346

Property, plant and equipment, net
Europe	$156,953	$147,248	$190,792
Americas	138,217	133,880	127,532
Asia	19,971	20,237	21,673

Total	$315,141	$301,365	$339,997

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sale approval and acceptance. The following represent the net sales to unaffiliated customers of our country of domicile and the other top countries which collectively comprise approximately 70% our consolidated net sales for the periods presented:

	Fiscal years ended
	March 31, 2010	March 31, 2009
United States	$638,138	$756,389
France	159,242	207,151
Germany	151,031	227,123
United Kingdom	91,355	113,719
Italy	83,893	122,115

EnerSys

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(In Thousands, Except Share and Per Share Data)

25. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four fiscal quarters in 2010 ended on June 28, 2009, September 27, 2009, December 27, 2009, and March 31, 2010, respectively. The four fiscal quarters in 2009 ended on June 29, 2008, September 28, 2008, December 28, 2008, and March 31, 2009, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2010
Net sales	$340,265	$367,325	$421,258	$450,537	$1,579,385
Gross profit	77,461	88,617	98,329	96,497	360,904
Operating earnings	19,534	25,149	38,577	31,037	114,297
Net earnings	8,411	12,905	23,159	17,829	62,304
Net earnings per common share—basic	$0.18	$0.27	$0.48	$0.37	$1.29
Net earnings per common share—diluted	$0.17	$0.26	$0.47	$0.36	$1.28

Fiscal year ended March 31, 2009
Net sales	$592,068	$526,754	$460,878	$393,167	$1,972,867
Gross profit	112,602	108,974	101,536	90,322	413,434
Operating earnings	48,054	43,884	38,920	11,587	142,445
Net earnings	25,198	24,421	29,810	2,501	81,930
Net earnings per common share—basic	$0.51	$0.49	$0.61	$0.05	$1.68
Net earnings per common share—diluted	$0.50	$0.48	$0.61	$0.05	$1.66

26. Subsequent Event

Equity Awards

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material events have occurred since March 31, 2010 that required recognition or disclosure in the consolidated financial statements, except for those disclosed below.

On May 17, 2010, under the Company’s Amended and Restated 2006 Equity Incentive Plan, it granted 287,212 Restricted Stock Units, which vest 25% each year over four-years from the date of grant, and 124,093 Market Share Units, which vest 3 years from the date of grant.

SCHEDULE II

EnerSys

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2008	$4,420	$1,436	$(1,541)	$693	$5,008
Fiscal year ended March 31, 2009	5,008	4,873	(1,319)	(584)	7,978
Fiscal year ended March 31, 2010	7,978	2,712	(1,257)	446	9,879

Allowance for inventory valuation:
Fiscal year ended March 31, 2008	$10,024	$9,016	$(6,491)	$1,414	$13,963
Fiscal year ended March 31, 2009	13,963	10,294	(6,682)	(850)	16,725
Fiscal year ended March 31, 2010	16,725	1,704	(7,437)	686	11,678

(1)	Primarily the impact of currency changes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes substantially all of our businesses. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2010.

/s/ JOHN D. CRAIG	/s/ MICHAEL J. SCHMIDTLEIN
John D. Craig Chairman, President and CEO	Michael J. Schmidtlein Senior Vice President, Finance and CFO

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,040,863	$14.17	1,321,003
Equity compensation plans not approved by security holders	—	—	—

Total	3,040,863	$14.17	1,321,003

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections entitled “General Information— Metalmark and our Institutional Stockholders,” “Corporate Governance,” and “Certain Relationships and Related Transactions” of the Proxy Statement.

On July 24, 2009, our Chief Executive Officer submitted to The New York Stock Exchange (“NYSE”) the CEO certification required by the NYSE’s rules, certifying that he was not aware of any violations by EnerSys of the NYSE’s corporate governance listing standards.

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

(b) The following documents are filed herewith as exhibits:

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.4	Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

4.5	First Supplemental Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

10.1	Credit Agreement, dated as of June 27, 2008, among EnerSys, Bank of America, N.A., as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, Goldman Sachs Credit Partners L.P., RZB Finance LLC and PNC Bank, National Association, as Co-Documentation Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 30, 2008).

10.2	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

Exhibit Number	Description of Exhibit
10.3	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on January 16, 2007).

10.4	Waiver and Amendment Agreement to Euro 25,000,000 Credit Agreement, among EnerSys Holdings (Luxembourg) S.a.r.l., EnerSys, EnerSys Capital, Inc. and Intesa Sanpaolo S.p.A., as Facility Agent and lender (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 19, 2008).

10.5	Amendment and Supplemental Facility Agreement to the Company’s Euro 25 Million Credit Facility Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on February 4, 2009).

10.6	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.7	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.10	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.11	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.12	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.13	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.14	Consulting and Separation Agreement dated November 23, 2009, by and between EnerSys, a Delaware corporation (the “Company”), and Michael T. Philion (the “Executive”) filed herewith.

10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John A. Shea and letter of amendment thereto (incorporated by reference to Exhibit 10.5 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

Exhibit Number	Description of Exhibit
10.16	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.17	Employment Agreement, dated as of July 1, 2007 between EH Europe GmbH and Raymond R. Kubis (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2007).

10.18	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.20	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.21	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.22	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.23	EnerSys Voluntary Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.24	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.25	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.26	Form of Stock Option Agreement (four year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.27	Form of Stock Option Agreement (three year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.28	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.29	Form of Restricted Stock Unit Agreement - Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.30	Form of Restricted Stock Unit Agreement - Employees (filed herewith).

10.31	Form of Market Share Restricted Stock Unit Agreement - Employees (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

Exhibit Number	Description of Exhibit
23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with FASB guidance for calculating earnings per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ JOHN D. CRAIG
John D. Craig
Date: June 1, 2010		Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose name appears below hereby appoints John D. Craig and Michael J. Schmidtlein and each of them, as his true and lawful agent, with full power of substitution and resubstitution, for him and in his, place or stead, in any and all capacities, to execute any and all amendments to the within annual report, and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated

Name	Title	Date

/S/ JOHN D. CRAIG John D. Craig	Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2010

/S/ MICHAEL J. SCHMIDTLEIN Michael J. Schmidtlein	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 1, 2010

/S/ HWAN-YOON CHUNG Hwan-yoon Chung	Director	June 1, 2010

/S/ JOSEPH C. MUSCARI Joseph C. Muscari	Director	June 1, 2010

/S/ HOWARD I. HOFFEN Howard I. Hoffen	Director	June 1, 2010

/S/ GENERAL ROBERT MAGNUS, USMC (RETIRED) General Robert Magnus, USMC (Retired)	Director	June 1, 2010

/S/ ARTHUR T. KATSAROS Arthur T. Katsaros	Director	June 1, 2010

Name	Title	Date

/S/ JOHN F. LEHMAN John F. Lehman	Director	June 1, 2010

/S/ DENNIS S. MARLO Dennis S. Marlo	Director	June 1, 2010

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.4	Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

4.5	First Supplemental Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

10.1	Credit Agreement, dated as of June 27, 2008, among EnerSys, Bank of America, N.A., as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, Goldman Sachs Credit Partners L.P., RZB Finance LLC and PNC Bank, National Association, as Co-Documentation Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 30, 2008).

10.2	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.3	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on January 16, 2007).

10.4	Waiver and Amendment Agreement to Euro 25,000,000 Credit Agreement, among EnerSys Holdings (Luxembourg) S.a.r.l., EnerSys, EnerSys Capital, Inc. and Intesa Sanpaolo S.p.A., as Facility Agent and lender (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 19, 2008).

10.5	Amendment and Supplemental Facility Agreement to the Company’s Euro 25 Million Credit Facility Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on February 4, 2009).

10.6	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

Exhibit Number	Description of Exhibit
10.7	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.10	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.11	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.12	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.13	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.14	Consulting and Separation Agreement dated November 23, 2009, by and between EnerSys, a Delaware corporation (the “Company”), and Michael T. Philion (the “Executive”) filed herewith.

10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John A. Shea and letter of amendment thereto (incorporated by reference to Exhibit 10.5 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.16	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.17	Employment Agreement, dated as of July 1, 2007 between EH Europe GmbH and Raymond R. Kubis (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2007).

10.18	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.20	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

Exhibit Number	Description of Exhibit
10.21	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.22	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.23	EnerSys Voluntary Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.24	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.25	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.26	Form of Stock Option Agreement (four year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.27	Form of Stock Option Agreement (three year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.28	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.29	Form of Restricted Stock Unit Agreement - Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.30	Form of Restricted Stock Unit Agreement - Employees (filed herewith).

10.31	Form of Market Share Restricted Stock Unit Agreement - Employees (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with FASB guidance for calculating earnings per share.