Form 10-Q
period 2010-07-04
EnerSys
filed 2010-08-11
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule

12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

☐  YES    ☒  NO.

Common Stock outstanding at August 6, 2010: 49,100,512 shares

ENERSYS

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

ENERSYS

Consolidated Condensed Balance Sheets (Unaudited)

(In Thousands, Except Share and Per Share Data)

	July 4, 2010	March 31, 2010

Assets
Current assets:
Cash and cash equivalents	$173,814	$201,042
Accounts receivable, net	352,915	383,641
Inventories, net	277,795	254,371
Deferred taxes	17,914	16,378
Prepaid and other current assets	45,834	39,849

Total current assets	868,272	895,281

Property, plant, and equipment, net	302,679	315,141
Goodwill	307,610	317,265
Other intangible assets, net	90,472	90,136
Other assets	31,259	34,187

Total assets	$1,600,292	$1,652,010

Liabilities and equity
Current liabilities:
Short-term debt	$73	$43
Current portion of long-term debt and capital lease obligations	25,772	26,695
Accounts payable	176,579	198,345
Accrued expenses	178,544	194,430

Total current liabilities	380,968	419,513

Long-term debt and capital lease obligations	319,077	323,748
Deferred taxes	68,449	70,023
Other liabilities	52,293	54,502

Total liabilities	820,787	867,786
Equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 50,900,512 shares issued and 49,100,512 outstanding at July 4, 2010; 50,381,832 shares issued and 48,581,832 outstanding at March 31, 2010	508	504
Additional paid-in capital	437,288	428,579
Treasury stock, at cost, 1,800,000 shares held as of July 4, 2010 and March 31, 2010	(19,800)	(19,800)
Retained earnings	326,437	303,410
Accumulated other comprehensive income	30,667	67,204

Total EnerSys stockholders’ equity	775,100	779,897
Non-controlling interest	4,405	4,327

Total equity	779,505	784,224

Total liabilities and equity	$1,600,292	$1,652,010

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Quarter ended
	July 4, 2010	June 28, 2009
Net sales	$434,969	$340,265
Cost of goods sold	338,355	262,804

Gross profit	96,614	77,461

Operating expenses	58,411	54,408
Restructuring charges	723	3,519

Operating earnings	37,480	19,534
Interest expense	6,027	5,378
Other expense (income), net	(91)	1,882

Earnings before income taxes	31,544	12,274
Income tax expense	8,517	3,863

Net earnings	$23,027	$8,411

Net earnings per common share:
Basic	$0.47	$0.18

Diluted	$0.47	$0.17

Weighted-average shares of common stock outstanding:
Basic	48,819,481	47,936,401

Diluted	49,442,915	48,454,695

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Quarter ended
	July 4, 2010	June 28, 2009
Cash flows from operating activities
Net earnings	$23,027	$8,411
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	11,176	10,554
Provision for doubtful accounts	148	780
Change in deferred income taxes	(70)	(183)
Stock-based compensation	2,110	1,606
Non-cash interest expense	1,860	1,747
Gain on disposal of fixed assets	0	(534)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	18,907	37,179
Inventory	(32,404)	5,674
Prepaid and other current assets	(9,342)	(3,015)
Other assets	(520)	988
Accounts payable	(15,164)	13,953
Accrued expenses	(12,524)	(11,732)
Other liabilities	59	(2,667)

Net cash (used in) provided by operating activities	(12,737)	62,761

Cash flows from investing activities
Capital expenditures	(10,871)	(9,962)
Acquisitions	(1,195)	0
Proceeds from disposal of property, plant, and equipment	0	1,194

Net cash used in investing activities	(12,066)	(8,768)

Cash flows from financing activities
Net increase (decrease) in short-term debt	51	(4,264)
Payments of long-term debt	(6,414)	0
Capital lease obligations and other	337	(110)
Net effect from exercising of stock options and vesting of equity awards	3,526	(260)
Tax benefits from exercises of stock options	3,077	410

Net cash provided by (used in) financing activities	577	(4,224)
Effect of exchange rate changes on cash and cash equivalents	(3,002)	4,732

Net (decrease) increase in cash and cash equivalents	(27,228)	54,501
Cash and cash equivalents at beginning of period	201,042	163,161

Cash and cash equivalents at end of period	$173,814	$217,662

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)

(In Thousands)

	Quarter ended
	July 4, 2010	June 28, 2009
Net earnings	$23,027	$8,411
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax	(3,563)	3,256
Pension funded status adjustment, net of tax	95	(212)
Foreign currency translation adjustments	(33,069)	37,932

Total comprehensive (loss) income	$(13,510)	$49,387

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

NOTE 1: Basis Of Presentation

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments, consisting of normal recurring accruals considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2010 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on June 1, 2010.

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2011 end on July 4, 2010, October 3, 2010, January 2, 2011, and March 31, 2011, respectively. The four quarters in fiscal 2010 ended on June 28, 2009, September 27, 2009, December 27, 2009, and March 31, 2010, respectively.

NOTE 2: Recently Issued Accounting Standards

There were no new accounting standards that became applicable to the Company during the first quarter of fiscal 2011. See Note 1 of the Company’s 2010 Annual Report on Form 10-K for new accounting pronouncements.

NOTE 3: Inventories

Inventories, net consist of:

	July 4, 2010	March 31, 2010
Raw materials	$69,529	$66,288
Work-in-process	85,435	80,397
Finished goods	122,831	107,686

Total	$277,795	$254,371

Inventory reserves for obsolescence and other estimated losses were $12,407 and $11,678 at July 4, 2010 and March 31, 2010, respectively, and have been included in the net amounts shown above.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 4: Fair Value Of Financial Instruments

The Financial Accounting Standards Board (“FASB”) guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This guidance includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The Company uses the following valuation techniques to measure fair value for its financial assets and financial liabilities:

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

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of July 4, 2010 and March 31, 2010 and the basis for that measurement:

	Total Fair Value Measurement July 4, 2010	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(9,407)	$—	$(9,407)	$—
Lead forward contracts	(4,788)	—	(4,788)	—
Foreign currency forward contracts	977	—	977	—

Total derivatives	$(13,218)	$—	$(13,218)	$—

	Total Fair Value Measurement March 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(9,710)	$—	$(9,710)	$—
Lead forward contracts	62	—	62	—
Foreign currency forward contracts	1,911	—	1,911	—

Total derivatives	$(7,737)	$—	$(7,737)	$—

The fair value of interest rate swap agreements are based on observable prices as quoted for receiving the variable three month London Interbank Offered Rates, (“LIBOR”) and paying fixed interest rates and, therefore, were classified as Level 2.

The fair value of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2.

The fair value for foreign currency forward contracts are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

Financial Instruments

The Company’s financial instruments include cash, cash equivalents, debt and derivatives.

Because of short maturities, the carrying amount of cash and cash equivalents and short-term debt approximates fair value.

The fair value of the Company’s senior secured credit facility approximates its carrying value, as it is variable rate debt. The senior unsecured 3.375% Convertible Notes due 2038 (the “Convertible Notes”), with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On July 2, 2010, the Company’s stock price closed at $21.32 per share. Because the Convertible Notes have a conversion option at $40.60 per share, and due to current conditions in the financial markets, the Company’s Convertible Notes were trading at 91% of face value on July 2, 2010 and at 94% of face value on March 31, 2010. As of July 4, 2010 and March 31, 2010, the unamortized discount on the Convertible Notes was $35,147 and $36,580, respectively, and included in the equity component of the Consolidated Condensed Balance Sheets in accordance with the accounting guidance (see Note 10 regarding Debt).

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

The carrying amounts and estimated fair values of the Company’s financial instruments at July 4, 2010 and March 31, 2010 are as follows:

	July 4, 2010				March 31, 2010
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Cash and cash equivalents	$173,814		$173,814		$201,042		$201,042
Derivatives (3)	977		977		1,973		1,973
Financial liabilities:
Long-Term Debt
Term A Loan	$196,875		$196,875		$201,094		$201,094
Convertible Notes	137,353	(1)	156,975	(2)	135,920	(1)	161,978	(2)
Euro Term Loan	8,149		8,149		11,158		11,158
Other	39		39		41		41
Capital lease obligations	2,433		2,433		2,230		2,230
Derivatives (3)	14,195		14,195		9,710		9,710

(1)	The carrying amounts of the Convertible Notes at July 4, 2010 and March 31, 2010 represent the $172,500 principal value, less the unamortized debt discount (see Note 10).
(2)	The fair value amounts of the Convertible Notes represent the trading values of the $172,500 principal value of the Convertible Notes at July 2, 2010 and March 31, 2010.
(3)	Represents interest rate swap agreements, lead and foreign currency hedges.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 5: Derivative Financial Instruments

The Company accounts for derivative instruments and hedging activities in accordance with the applicable accounting guidance. The guidance establishes accounting and reporting standards for derivative instruments and hedging activities, and requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in accumulated other comprehensive income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings and inventories. At that time, the portion recorded in accumulated other comprehensive income is recognized in the Consolidated Condensed Statements of Income. The amount of accumulated other comprehensive income related to interest rates, lead and foreign exchange contracts at July 4, 2010 and March 31, 2010, net of tax, was an unrecognized loss of $8,598 and $5,034, respectively.

During the first quarters of fiscal 2011 and 2010, the Company recorded losses of ($1,975) and ($1,516), respectively, on interest rate swaps, which were recorded as increases in interest expense. During the first quarters of fiscal 2011 and 2010, the Company recorded (losses) gains of ($3,606) and $3,116, respectively, on the settlement of lead hedge contracts and gains of $1,938 and $1,070, respectively, on foreign currency hedges, which were recorded as decreases or increases to cost of goods sold or included in inventory at the respective quarter ends.

In the coming twelve months, the Company anticipates that $5,374 of the current pretax loss will be reclassified from Accumulated Other Comprehensive Income as part of interest expense. In the coming twelve months, the Company anticipates that $3,686 of the current pretax loss will be reclassified from Accumulated Other Comprehensive Income as part of cost of goods sold and inventory. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual impact of incrementally lower lead cost to be realized in connection with the variable lead cost and foreign exchange being hedged.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments Designated as Hedging Instruments

In the Consolidated Condensed Balance Sheets

July 4, 2010 and March 31, 2010

		Asset Derivatives			Liability Derivatives
Description	Balance Sheet Location	July 4, 2010	March 31, 2010		July 4, 2010	March 31, 2010
Interest rate swap agreements	Other assets	$—	$—	Other liabilities	$9,407	$9,710

Lead hedge forward contracts	Prepaid and other current assets	—	62	Accrued expenses	4,788	—

Foreign currency forward contracts	Prepaid and other current assets	977	1,911	Accrued expenses	—	—

Total derivatives designated as hedging instruments		$977	$1,973		$14,195	$9,710

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarters ended July 4, 2010 and June 28, 2009

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in OCI (1) on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI (1) into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from Accumulated OCI(1) (Effective Portion)
	July 4, 2010	June 28, 2009		July 4, 2010	June 28, 2009
Interest rate swap agreements	$(1,672)	$1,281	Interest expense	$(1,975)	$(1,516)
Lead hedge contracts	(8,456)	5,244	Cost of goods sold/Inventory	(3,606)	3,116
Foreign currency forward contracts	1,004	1,144	Cost of goods sold/Inventory	1,938	1,070

Total derivatives designated as hedging instruments	$(9,124)	$7,669		$(3,643)	$2,670

(1)	OCI = Other comprehensive income

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 6: Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the first quarters of fiscal 2011 and 2010 were based on the estimated effective tax rates applicable for the full years ending March 31, 2011 and March 31, 2010, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the first quarters of fiscal 2011 and 2010 were 27.0% and 31.5%, respectively. The rate decrease in the first quarter of fiscal 2011 as compared to the comparable prior year period is due to a change in the mix of earnings among tax jurisdictions.

NOTE 7: Warranties

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

	Quarter ended
	July 4, 2010	June 28, 2009
Balance at beginning of period	$31,739	$30,914
Current period provisions	3,905	1,599
Costs incurred	(3,552)	(2,952)
Foreign exchange and other	(791)	1,158

Balance at end of period	$31,301	$30,719

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 8: Commitments, Contingencies And Litigation

Litigation and Other Legal Matters

The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows (see Note 19 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K).

Environmental Issues

As a result of its operations, the Company is subject to various federal, state, and local, as well as international environmental laws and regulations and is exposed to the costs and risks of handling, processing, storing, transporting, and disposing of hazardous substances, especially lead and acid. The Company’s operations are also subject to federal, state, local and international occupational safety and health regulations, including laws and regulations relating to exposure to lead in the workplace.

As more fully described in Notes 19 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K, the Company may have potential environmental liabilities at its Sumter, South Carolina facility and has reserves of $3,527 at July 4, 2010, and $3,682 at March 31, 2010. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at July 4, 2010 and March 31, 2010, the Company has hedged the price to purchase 50,641 and 63,335 pounds of lead, respectively, for a total purchase price of $44,922 and $60,724, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, the Company has currency exposures from intercompany trade transactions. To hedge these exposures, the Company has entered into a total of $75,578 and $64,234, respectively, of foreign currency forward contracts with financial institutions as of July 4, 2010 and March 31, 2010.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable debt. At July 4, 2010 and March 31, 2010, such agreements effectively convert $170,000 of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 9: Restructuring Plans

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans.

Acquisition related restructuring plans established through purchase accounting

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

The balance of the ESG acquisition-related restructuring reserve at July 4, 2010 is $1,472 including employee-severance liability in the United Kingdom of $949 and demolition related costs in Germany of $423. The reserves were initially established in the opening balance sheets of these acquired entities and were not included in earnings of the Company.

A roll-forward of the acquisition related restructuring reserve for the first quarter of fiscal 2011 is as follows:

	Employee Severance	Contractual Obligations	Plant Closures & Other	Total
Balance at March 31, 2010	$983	$441	$145	$1,569
Costs incurred	—	—	(35)	(35)
Foreign currency impact and other	(34)	(18)	(10)	(62)

Balance at July 4, 2010	$949	$423	$100	$1,472

Acquisition related restructuring plans charged to earnings

In fiscal 2010, the Company acquired the stock of OEB Traction Batteries and certain operating assets and liabilities of the reserve power battery business of Accu Holding AG and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”). The Company is finalizing plans for restructuring Oerlikon and in the first quarter of fiscal year 2011 incurred $96 in charges related to this plan with an ending accrual balance of $869.

A roll-forward of the acquisition related restructuring reserve for the first quarter of fiscal 2011 is as follows:

	Employee Severance	Total
Balance at March 31, 2010	$1,292	$1,292
Accrued	96	96
Costs incurred	(519)	(519)

Balance at July 4, 2010	$869	$869

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

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

2009 restructuring plan, primarily in Europe

In February and May 2009, the Company announced a plan to restructure certain of its European and American operations, which will result in a reduction of approximately 515 employees upon completion across its operations. These actions are primarily in Europe, the most significant of which was the closure of its leased Italian manufacturing facility and the opening of a new Italian distribution center. The Company estimates that the total charges for these actions will amount to approximately $33,000, which includes cash expenses of approximately $24,000, primarily for employee severance-related payments, and a non-cash charge of approximately $9,000, primarily for impairment of fixed assets. Based on commitments incurred to date, the Company recorded restructuring charges of $31,457 in fiscal 2009 and 2010 with $627 of additional charges in the first quarter of fiscal 2011. The Company also incurred $2,224 of costs against the accrual in the first quarter of fiscal 2011. As of July 4, 2010, the reserve balance associated with these actions is $5,535. The Company expects to be committed to approximately $1,000 of the remaining restructuring charges in fiscal 2011.

	Employee Severance	Total
Balance at March 31, 2010	$7,482	$7,482
Accrued	627	627
Costs incurred	(2,224)	(2,224)
Foreign currency impact and other	(350)	(350)

Balance at July 4, 2010	$5,535	$5,535

NOTE 10: Debt

The following summarizes the Company’s long-term debt including capital lease obligations:

	July 4, 2010	March 31, 2010
Term A Loan: Payable in quarterly installments of 1.25% in year 1, 1.88% in years 2-3, 2.50% in year 4, 3.13% in year 5 and 14.39% in year 6, with the remaining balance due on June 27, 2014, bearing interest at 1.96% at July 4, 2010	$196,875	$201,094

Convertible Notes bearing interest at 3.375% (net of discount of $35,147 and $36,580, respectively)	137,353	135,920

Euro Term Loan: Payable in quarterly installments between €1,000 and €1,750 beginning March 31, 2008 through June 30, 2011, bearing interest at 1.90% at July 4, 2010	8,149	11,158

Other debt	39	41

Capital lease obligations	2,433	2,230

Sub-total	344,849	350,443

Less current portion	25,772	26,695

Total long-term debt and capital lease obligations	$319,077	$323,748

Senior Unsecured 3.375% Convertible Notes

The Convertible Notes are general senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured obligations and are junior to any of the Company’s existing or future secured obligations to the extent of the value of the collateral securing such obligations. The Convertible Notes are not guaranteed by, and are structurally subordinate in right of payment to, all of the (i) existing and future indebtedness and other liabilities of the Company’s subsidiaries and (ii) preferred stock of the Company’s subsidiaries to the extent of their respective liquidation preferences.

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

If applicable, the Company will pay a make-whole premium on Convertible Notes converted in connection with certain fundamental changes that occur prior to June 6, 2015. The amount of the make-whole premium, if any, will be based on the Company’s common stock price and the effective date of the fundamental change. The indenture contains a detailed description of how the make-whole premium will be determined and a table showing the make-whole premium that would apply at various stock prices. No make-whole premium would be paid if the price of the Company’s common stock on the effective date of the fundamental change is less than $29.00 per share. Any make-whole premium will be payable in shares of the Company’s common stock (or the consideration into which the Company’s common stock has been exchanged in the fundamental change) on the conversion date for the Convertible Notes converted in connection with the fundamental change.

At July 4, 2010 and March 31, 2010, there was $172,500 aggregate principal amount of the Convertible Notes outstanding.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of July 4, 2010 and March 31, 2010, respectively:

	July 4, 2010	March 31, 2010
Principal	$172,500	$172,500
Unamortized discount	(35,147)	(36,580)

Net carrying amount	$137,353	$135,920

As of July 4, 2010, the remaining discount will be amortized over a period of 59 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is approximately $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes was 8.50% during the first quarters of fiscal 2011 and 2010. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,434 and $1,317, respectively, during the quarters ended July 4, 2010 and June 28, 2009.

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

The $225,000 senior secured Term A Loan is subject to a quarterly principal amortization of 1.25% in Year 1, 1.88% in Years 2-3, 2.50% in Year 4, 3.13% in Year 5 and 14.39% in Year 6 and matures on June 27, 2014. The $125,000 revolving credit facility matures on June 27, 2013. Borrowings under the credit agreements bear interest at a floating rate based, at the Company’s option, upon (i) a LIBOR rate plus an applicable percentage (currently 1.50%), or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (currently 0.50%). There are no prepayment penalties on loans under the $350,000 senior secured credit facility.

At July 4, 2010 and March 31, 2010, there was $196,875 and $201,094, respectively, outstanding under the new Term A Loan and there were no borrowings under the revolving credit facility.

Obligations under the new senior secured credit facility are secured by substantially all of the Company’s existing and hereafter acquired assets located in the United States, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States companies. The Company’s credit agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, repurchasing the Company’s common stock, paying dividends and certain other actions. At July 4, 2010, the Company was in compliance with all such covenants.

Other debt excluding capital lease obligations

At July 4, 2010 and March 31, 2010, there were $8,188 and $11,199, respectively, of borrowings outstanding outside the United States including the Euro Term Loan and other debt.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 11: Retirement Plans

The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Service cost	$65	$67	$135	$150
Interest cost	161	159	592	615
Expected return on plan assets	(156)	(123)	(388)	(307)
Amortization and deferral	57	81	4	3

Net periodic benefit cost	$127	$184	$343	$461

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Discount rate	6.5%	6.0%	3.8 - 6.0%	4.3 - 6.0%
Expected return on plan assets	8.0%	8.0%	5.5 - 7.0%	5.5 - 7.5%
Rate of compensation increase	N/A	N/A	2.0 - 3.5%	2.0 - 3.5%

The Company presently anticipates contributing approximately $1,800 to its defined benefit pension plans in fiscal 2011, based on current actuarial information.

The Company has defined contribution plans covering all U.S. based employees who are not covered by a collective bargaining agreement and substantially all UK employees, both direct and salaried.

NOTE 12: Stock-Based Compensation

At July 4, 2010, the Company maintains three equity incentive plans: the EnerSys Amended and Restated 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the Amended and Restated 2006 Equity Incentive Plan, which reserved 11,289,232 shares of the Company’s common stock for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of equity-based compensation. The Company’s equity incentive plans are used to provide an incentive to employees and non-employee directors of the Company to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. As of July 4, 2010, the Company had 972,226 shares available for future grants.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Stock options issued prior to fiscal 2009 vest and become exercisable 25% per year over a four-year period from the date of grant. Stock options issued in fiscal 2009 and 2010 generally vest and become exercisable 33.3% per year over a three-year period from the date of grant. No stock options were granted in the first quarter of fiscal 2011. Stock options generally expire 10 years from the date of grant.

The Company recognized equity-based compensation expense associated with stock option grants of $645, with a related tax benefit of $174, for the first quarter of fiscal 2011, and $681, with a related tax benefit of $204, for the first quarter of fiscal 2010.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

The following table summarizes the Company’s stock option activity during the quarter ended July 4, 2010:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2010	2,431,233	4.0	$17.69	$19,191
Granted	—		—	—
Exercised	(459,639)		13.83	5,322
Cancelled	(37,621)		29.57	—

Options outstanding as of July 4, 2010	1,933,973	4.3	$18.38	$8,850

Options exercisable as of July 4, 2010	1,575,515	3.4	$18.11	$7,534

The following table summarizes information regarding stock options outstanding and exercisable at July 4, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.01-15.00	602,947	2.2	$11.38	602,947	$11.38
$15.01-20.00	644,293	7.1	16.91	362,275	17.11
$20.01-25.00	341,171	1.8	21.84	341,171	21.84
$25.01-30.00	116,251	0.3	29.36	116,251	29.36
Over $30.00	229,311	7.9	30.19	152,871	30.19

	1,933,973	4.3	$18.38	1,575,515	$18.11

A summary of the status of the Company’s non-vested options as of July 4, 2010, and changes during the quarter ended July 4, 2010, is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at March 31, 2010	614,607	$9.08
Granted	—	—
Cancelled	(169)	8.00
Vested	(255,980)	9.01

Non-vested at July 4, 2010	358,458	$8.99

Restricted Stock

In fiscal 2006, the Company approved grants of 263,282 shares of restricted stock at a weighted average fair market value on the date of grants of $13.18 per share. In fiscal 2007, the Company approved grants of 9,000 shares of restricted stock at a weighted average fair market value on the date of grants of $16.11 per share. Restricted stock was granted at the fair market value of the Company’s common stock on the date of grant and vests 25% per year over a four-year period from the date of grant. At July 4, 2010 and March 31, 2010, 1,000 shares of restricted stock were outstanding.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

The Company recognized equity-based compensation expense related to the vesting of restricted stock grants of $2, with a related tax benefit of $1, for the first quarter of fiscal 2011 and $77, with a related tax benefit of $23, for the first quarter of fiscal 2010.

Restricted Stock Units

In May 2010, under the Company's equity incentive plans, the Company granted to management and other key employees 287,212 restricted stock units, which vest ratably over a four-year period following the date of grant, and 124,093 market share units, which vest on the third anniversary of the date of grant. Restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest and are settled in common stock 25% per year over a four-year period from the date of grant.

Market share units are granted at fair value on the date of grant and vest and are settled in common shares on the third anniversary of the date of grant. Market share units are converted into between zero and two shares of common stock for each unit granted at the end of a three-year performance cycle. The conversion ratio is calculated by dividing the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the vesting date by the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the grant date, with the resulting quotient capped at two. This quotient is then multiplied by the number of market share units granted to yield the number of shares of common stock to be delivered on the vesting date.

The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the restricted stock units granted in the first quarter of fiscal 2011 was based on the market price of $25.67 per share at the date of grant. The fair value of the market share units granted in the first quarter of fiscal 2011 was estimated at the date of grant at $34.45 per share using a binominal matrix-pricing model with the following assumptions: a risk-free interest rate of 1.30%, dividend yield of zero, time to maturity of 3 years and expected volatility of 43.0%.

At July 4, 2010, 854,113 restricted stock units and 124,093 market share units were outstanding. At March 31, 2010, 608,630 restricted stock units were outstanding.

The Company recognized equity-based compensation expense related to the vesting of restricted stock units and market share units of $1,463, with a related tax benefit of $395, for the first quarter of fiscal 2011, and $848, with a related tax benefit of $254, for the first quarter of fiscal 2010.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 13: Earnings per share

Net earnings per share—basic is based on the weighted average number of shares of the Company’s common stock outstanding. Net earnings per share—diluted gives effect to all dilutive potential common shares that were outstanding during the period. At July 4, 2010 and June 28, 2009, the Company had outstanding stock options, restricted stock, market share units and restricted stock units that could potentially dilute basic earnings per share in the future. Weighted average common shares—basic and common shares—diluted were as follows:

	Quarter ended
	July 4, 2010	June 28, 2009
Weighted average shares of common stock outstanding—basic	48,819,481	47,936,401
Assumed exercise of stock options, net of shares assumed reacquired	623,434	518,294

Weighted average common shares—diluted	49,442,915	48,454,695

Anti-dilutive options, unvested restricted stock and restricted stock units not included in weighted average common shares—diluted	346,521	1,870,279

The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes that the Company sold in May 2008, is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the first quarters of fiscal 2011 and 2010, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 14: Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA;

•	Europe, which includes Europe, the Middle East and Africa, with segment headquarters in Zurich, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

The following table provides selected financial data for the Company’s reportable business segments for the quarters ended July 4, 2010 and June 28, 2009:

	Quarter ended
	July 4, 2010	June 28, 2009
Net sales by segment
Europe	$188,501	$156,144
Americas	205,669	150,234
Asia	40,799	33,887

Total net sales	$434,969	$340,265

Operating earnings
Europe	$9,904	$679
Americas	25,959	15,683
Asia	2,340	6,690
Restructuring charges (Europe)	(723)	(2,801)
Restructuring charges (Americas)	—	(717)

Total operating earnings	$37,480	$19,534

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

The Company services customers from over 100 countries. The following represent the net sales to unaffiliated customers of our country of domicile and the other top countries which collectively comprise over 75% of our consolidated net sales for the periods presented:

	Quarter ended
	July 4, 2010	June 28, 2009
United States	$188,335	$137,420
France	36,739	34,691
Germany	33,604	32,765
China	25,549	27,558
Italy	21,492	19,580
United Kingdom	21,491	18,127

The following represents property, plant and equipment, net by segment at July 4, 2010 and March 31, 2010:

	July 4, 2010	March 31, 2010
Europe	$145,156	$156,953
Americas	137,906	138,217
Asia	19,617	19,971

Total property, plant and equipment, net	$302,679	$315,141

NOTE 15: Subsequent Events

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since July 4, 2010 that required recognition or disclosure in the consolidated financial statements.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2010 Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	our ability to maintain our existing credit facilities or obtain satisfactory new credit facilities:

•	adverse changes in our short- and long-term debt levels under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain good relations with labor unions;

•	credit risk associated with our customers, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure; and

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

In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Quarterly Report on Form 10-Q. EnerSys’ management uses the non-GAAP measures “primary working capital”, “primary working capital percentage” (see definitions in “Liquidity and Capital Resources” below) and capital expenditures in its evaluation of business segment cash flow and financial position performance. These disclosures have limitations as an analytical tool, should not be viewed as a substitute for cash flow determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information is helpful in understanding the Company’s ongoing operating results.

Overview

We are the global leader in stored energy solutions for industrial applications. We also manufacture, market and distribute related products such as chargers, power equipment and battery accessories, and we provide related after-market and customer-support services for industrial batteries. We market and sell our products globally to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force.

We operate and manage our business in three geographic regions of the world — Americas, Europe and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the United States, and approximately 60% of our net sales are generated outside of the United States. Under the criteria of the FASB guidance, the Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with our segment headquarters in Reading, Pennsylvania, USA;

•	Europe, which includes Europe, the Middle East and Africa, with our segment headquarters in Zurich, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with our segment headquarters in Singapore.

Additionally, see Note 14 to the Consolidated Condensed Financial Statements for revenue by country and other required disclosures.

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

Economic Climate

Market conditions in our industry were generally strong in fiscal 2008 and through the first quarter of fiscal 2009. Global economic activity declined sharply after that and our revenue reached a recent low point in the first quarter of fiscal 2010. Since then, economic activity has improved and our quarterly revenue increased throughout fiscal 2010 along with global increases in industrial production and capital spending. Historically we have experienced a modest sequential decline in sales volume in the first quarter of most fiscal years. We were pleased that the first quarter revenue of fiscal 2011 was virtually the same as the fourth quarter of fiscal 2010, excluding the negative effect of weaker foreign currencies. The global economic recovery has had sufficient positive impact on our sales in the first quarter to offset the historical negative impact.

Volatility of Commodities and Foreign Currencies

Volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. Lead is the primary commodity we purchase and the euro is the primary foreign currency to which we are exposed. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate significantly as they have in the past several years. Our estimated lead cost due to increases in average lead prices in the first quarter of fiscal 2011 from the first quarter of fiscal 2010 was an increase of approximately $48 million.

Customer Pricing

We have been subjected to pricing pressures over the past several years, which we expect will continue. Additionally, in our current environment, increased commodity costs and improved customer demand have contributed to pricing improvements. Our selling prices fluctuated substantially during the last several years to partially offset the volatile cost of commodities. Beginning in the third quarter of fiscal 2009, as a result of reductions in the cost of lead, our average selling prices began to decline as measured on a sequential quarterly basis. As the cycle of lead costs turned upward in the early part of fiscal 2010, we began to increase average selling prices to help offset the higher costs. During fiscal 2010 and the first quarter of fiscal 2011, our selling prices increased to reflect the rising commodity prices. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Cost Savings Initiatives-Restructuring

To help improve our level of profitability, we have taken actions to further rationalize and automate our production facilities and move capacity to lower cost facilities.

Cost savings programs remain a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing and raw materials costs and our operating expenses, primarily selling, general and administrative. We viewed the recent economic decline as a time for us to accelerate the consolidation of certain operations and undertake additional restructuring of our business.

In fiscal 2010, we began the restructuring programs primarily related to the Oerlikon acquisition in Europe. Our operating results for the first quarter of fiscal 2011 reflect some of the benefits of those actions with the remainder to be experienced in future periods. We believe that the restructuring actions taken over the last three years will have a favorable pre-tax earnings impact of approximately $36 million, or $0.51 per share, on an annualized basis when fully implemented by the end of fiscal 2011.

Liquidity and Capital Resources

Our capital structure and liquidity remain strong. As of July 4, 2010, we had approximately $174 million of cash and cash equivalents, approximately $130 million of undrawn, committed credit lines, and over $120 million of uncommitted credit lines. We believe that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities.

Results Of Operations

Net Sales

	Quarter ended July 4, 2010		Quarter ended June 28, 2009		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe	$188.5	43.3%	$156.1	45.9%	$32.4	20.7%
Americas	205.7	47.3	150.3	44.1	55.4	36.9
Asia	40.8	9.4	33.9	10.0	6.9	20.4

Total net sales	$435.0	100.0%	$340.3	100.0%	$94.7	27.8%

Net sales increased $94.7 million or 27.8% in the first quarter of fiscal 2011 from the comparable period in fiscal 2010. This increase was the result of a 19% increase in organic volume, complemented by a 6% increase from acquisitions and 6% increase due to pricing, partially offset by a 3% decrease from weaker foreign currencies, primarily the euro and British pound.

Segment sales

The improving economic and market conditions have had a significant impact on our unit sales volume. All of our segments experienced organic volume improvements in the first quarter of fiscal 2011, compared to the comparable period of 2010.

Our Europe segment’s net sales increased $32.4 million or 20.7% in the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, primarily due to an increase in organic volume of 16%. Price increases and acquisitions contributed approximately 8% and 5%, respectively, to the improvement, which was partially offset by 8% due to weaker foreign currencies.

Our Americas segment’s revenue increased $55.4 million or 36.9% in the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, primarily due to higher organic volume, which contributed approximately a 22% increase. Pricing, acquisitions and foreign currency changes contributed approximately 6%, 8% and 1%, respectively, to the improvement.

Our Asia segment’s revenue increased $6.9 million or 20.4% in the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, primarily due to higher organic volume of 14%, pricing of 2% and 4% due to foreign currency changes.

Product line sales

	Quarter ended (In Millions)
	July 4, 2010	June 28, 2009
Reserve power	$207.6	$182.8
Motive power	227.4	157.5

Total net sales	$435.0	$340.3

Sales of our reserve power products in the first quarter of fiscal 2011 increased $24.8 million or 13.6% compared to the first quarter of fiscal 2010. In the first quarter of fiscal 2011, organic volume growth contributed 12% of the increase, pricing and acquisitions contributed approximately 3% and 2%, respectively, to the improvement, which was partially offset by a 3% decrease due to foreign currency changes.

Sales of our motive power products in the first quarter of fiscal 2011 increased $69.9 million or 44.4% compared to the first quarter of fiscal 2010, primarily due to higher organic volume, which contributed approximately a 27% increase. Pricing and acquisitions contributed 11% and 10%, respectively, to the improvement which was partially offset by a 4% decrease due to foreign currency changes.

Gross Profit

	Quarter ended July 4, 2010		Quarter ended June 28, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$96.6	22.2%	$77.5	22.8%	$19.1	24.7%

Gross profit increased 24.7% or $19.1 million in the first quarter of fiscal 2011, when compared to the first quarter of fiscal 2010.

Gross profit, as a percentage of net sales decreased 60 basis points in the first quarter of fiscal 2011, in comparison to the first quarter of fiscal 2010. The decrease in the first quarter of fiscal 2011 gross profit percentage is primarily attributed to product mix and higher commodity costs offset by on-going cost reduction programs and higher selling prices, as discussed below.

We estimate that the cost of lead alone, our most significant raw material, increased our cost of sales by approximately $48 million in the first quarter of fiscal 2011, compared to the comparable period in fiscal 2010. Selling price increases offset approximately $22 million of the increased lead cost in the first quarter of fiscal 2011.

Our sales initiatives will continue to emphasize pricing activities to improve gross profit and continue to focus on improving product mix to higher margin products.

Additionally, we remain highly focused on our long-standing and on-going cost reduction programs, which we believe continue to be highly effective in reducing our costs.

Operating Items

	Quarter ended July 4, 2010		Quarter ended June 28, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage

Operating expenses	$58.4	13.4%	$54.4	16.0%	$4.0	7.4%

Restructuring charges	$0.7	0.2%	$3.5	1.0%	$(2.8)	NM

NM = not meaningful

Operating expenses, excluding the effect of foreign currency translation, increased 9.5% or $5.1 million in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010, due primarily to higher sales volume. Operating expenses as a percentage of net sales decreased 260 basis points in the first quarter in comparison to the first quarter of fiscal 2010. This decrease in the percentage is largely the result of leveraging our operating expenses. Selling expenses, our main component of operating expenses, were 61.0% of total operating expenses in the first quarter compared to 61.6% of total operating expenses in the first quarter of fiscal 2010. Additionally, the first quarters of fiscal 2011 and 2010 included $0.2 million and $0.4 million, respectively, of professional fees associated with acquisition activities.

Restructuring charges

Included in our first quarter of fiscal 2011 operating results are $0.7 million of restructuring charges primarily for staff reductions made in Europe, and included in our first quarter of fiscal 2010 operating results are $3.5 million of restructuring charges primarily for staff reductions made in Europe and Americas.

Operating Earnings

	Quarter ended July 4, 2010		Quarter ended June 28, 2009		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage
Europe	$9.9	5.3%	$0.7	0.4%	$9.2	NM %
Americas	26.0	12.6	15.6	10.4	10.4	65.5
Asia	2.3	5.7	6.7	19.7	(4.4)	(65.0)

Subtotal	38.2	8.8	23.0	6.7	15.2	65.7
Restructuring charges-Europe	(0.7)	(0.4)	(2.8)	(1.8)	2.1	NM
Restructuring charges-Americas	—	—	(0.7)	(0.5)	0.7	NM

Total operating earnings	$37.5	8.6%	$19.5	5.7%	$18.0	91.9%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased 91.9% or $18.0 million in the first quarter of fiscal 2011 in comparison to the first quarter of fiscal 2010. Operating earnings as a percentage of net sales, as shown in the table above, increased 290 basis points in the first quarter of fiscal 2011 when compared to the comparable period of 2010. Operating earnings improved primarily due to higher sales volume, price realization and cost reduction initiatives, partially offset by higher commodity costs. There were additional offsets from restructuring charges in Europe in first quarter of fiscal 2011 and in Europe and Americas in the first quarter of fiscal 2010.

We experienced a substantial increase in operating earnings in our Europe segment in the first quarter of fiscal 2011 in comparison to the comparable quarter in the prior year, with the operating margin increasing 490 basis points to 5.3%. This improvement in our Europe segment earnings is primarily attributable to an improvement in net sales and benefits of the restructuring programs on both production and other operating expenses.

Our Americas segment had a large increase in operating earnings in the first quarter of fiscal 2011 in comparison to the comparable quarter in the prior year, with the operating margin increasing 220 basis points to 12.6%. The margin improvement was primarily from higher sales volume, price realization and cost reduction initiatives, partially offset by higher commodity costs.

Operating earnings decreased in our Asia segment in the first quarter of fiscal 2011 in comparison to the comparable quarter in the prior year, with the operating margin decreasing to 5.7% from 19.7%. Higher commodity and freight costs and more difficult pricing conditions accounted for the lower operating earnings in Asia than in the first quarter of fiscal 2010.

Interest Expense

	Quarter ended July 4, 2010		Quarter ended June 28, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$6.0	1.4%	$5.4	1.6%	$0.6	12.1%

Interest expense of $6.0 million in the first quarter of fiscal 2011 (net of interest income of $0.2 million) was $0.6 million higher than the interest expense of $5.4 million in the first quarter of fiscal 2010 (net of interest income of $0.2 million).

The increase in interest expense in the first quarter of fiscal 2011 compared to the comparable period in fiscal 2010 is attributable primarily to a longer quarterly period and higher short term interest rates in the first quarter of fiscal 2011 versus first quarter of fiscal 2010. This was partially offset by lower borrowing levels.

Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $350.1 million in the first quarter of fiscal 2011, compared to $373.2 million in the first quarter of fiscal 2010. The average Convertible Note discount excluded from our average debt outstanding was $35.9 million in the first quarter of fiscal 2011 and $41.6 million in the first quarter of fiscal 2010.

Included in interest expense for the first quarter of fiscal 2011 and 2010 are non-cash charges of $0.4 million and $0.5 million, respectively, for deferred financing fees, plus $1.4 million and $1.3 million, respectively, of non-cash interest expense related to the Convertible Notes (See Note 10 to the Consolidated Condensed Financial Statements).

Other Expense (Income), Net

	Quarter ended July 4, 2010		Quarter ended June 28, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense (income), net	$(0.1)	—%	$1.9	0.5%	$(2.0)	NM

Other expense (income), net was ($0.1) million for the first quarter of 2011 and $1.9 million in the prior year period of fiscal 2010. This was mainly attributable to net foreign currency transaction losses in fiscal 2010.

Earnings Before Income Taxes

	Quarter ended July 4, 2010		Quarter ended June 28, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$31.5	7.2%	$12.3	3.6%	$19.2	NM

As a result of the above, earnings before income taxes in the first quarter of fiscal 2011 increased $19.2 million compared to the first quarter of fiscal 2010. Earnings before income taxes as a percentage of sales were 7.2% in the first quarter of fiscal 2011 in comparison to 3.6% in the first quarter of fiscal 2010.

Income Tax Expense

	Quarter ended July 4, 2010		Quarter ended June 28, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$8.5	2.0%	$3.9	1.1%	$4.6	NM

Effective tax rate	27.0%		31.5%		(4.5)%

The effective income tax rates for the first quarters of fiscal 2011 and 2010 were 27.0% and 31.5%, respectively. The rate decrease in the first quarter of fiscal 2011 as compared to the comparable prior year period is due to a change in the mix of earnings among tax jurisdictions.

Net Earnings

	Quarter ended July 4, 2010		Quarter ended June 28, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$23.0	5.2%	$8.4	2.5%	$14.6	NM

As a result of the above, net earnings in the first quarter of fiscal 2011 were $23.0 million (5.2% of net sales), compared to net earnings in the first quarter of fiscal 2010 of $8.4 million (2.5% of net sales).

Net earnings per common share in the first quarter of fiscal 2011 were $0.47 per basic and diluted share, compared to $0.18 per basic share and $0.17 per diluted share in the first quarter of fiscal 2010.

Critical Accounting Policies And Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Liquidity And Capital Resources

Operating activities utilized cash of $12.7 million for the first quarter of fiscal 2011, compared to cash provided of $62.8 million in the comparable period of fiscal 2010. The major difference in operating cash in the two periods is the level of primary working capital. In the first quarter of fiscal 2011, we used $28.7 million to increase primary working capital. In the prior year first quarter, we realized positive cash flow from primary working capital of $56.8 million as we were in a period of declining sales. The use of cash in the current quarter was partially offset by $34.2 million of net earnings, depreciation and amortization, compared with $19.0 million for those items in the first quarter of the prior year.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $454.1 million (yielding a primary working capital percentage of 26.1%) at July 4, 2010, $398.0 million (yielding a primary working capital percentage of 29.2%) at June 28, 2009, and $439.7 million (yielding a primary working capital percentage of 24.4%) at March 31, 2010. The primary working capital percentage of 26.1% at July 4, 2010 is 1.7 percentage points above that for March 31, 2010, and 3.1 percentage points below that for the prior year quarter.

Primary working capital increased during the first quarter of fiscal 2011 due to an increase in inventory and a decrease in accounts payable, offset by a decrease in accounts receivable. Trade receivables decreased as a result of a modest improvement in collections. We experienced a planned increase in inventory, partly in preparation for anticipated new business. We are working with a major customer in our Reserve Power product line that will result in significant incremental sales in the future. A large amount of inventory has been placed in existing and new distribution centers to be in the right locations for future shipments. In addition, we have increased inventory to cover the normal plant closures in the summer. A major portion of the decrease in accounts payable in the first quarter of fiscal 2011 was due to the drop in commodity prices, particularly that of lead.

Primary working capital and primary working capital percentages at July 4, 2010, March 31, 2010 and June 28, 2009 are computed as follows:

	(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
July 4, 2010	$352.9	$277.8	$(176.6)	$454.1	$1,739.9	26.1%
March 31, 2010	383.6	254.4	(198.3)	439.7	1,802.1	24.4%
June 28, 2009	331.0	212.6	(145.6)	398.0	1,361.1	29.2%

Investing activities used cash of $12.1 million in the first quarter of fiscal 2011, compared to cash used of $8.8 million in the comparable period in fiscal 2010. This increase was primarily due to the increase in capital expenditures, which were $10.9 million in the first quarter of fiscal 2011, compared to $9.9 million in the first quarter of fiscal 2010, and an acquisition with a total purchase price of approximately $1.2 million.

Financing activities provided cash of $0.6 million in the first quarter of fiscal 2011, reflecting the exercise of stock options and the related tax benefits that contributed $6.6 million offset by regularly scheduled repayments of long-term debt.

As a result of the above, total cash and cash equivalents decreased by $27.2 million to $173.8 million in the first quarter of fiscal 2011 compared to an increase of $54.5 million to $217.7 million in the comparable period of fiscal 2010.

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

We currently are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our cash requirements. See Note 8 to the Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for a detailed description of debt.

Related Party Transactions

In the first quarter of fiscal 2011, there were no related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At July 4, 2010 and March 31, 2010, such agreements effectively convert $170.0 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the outstanding interest rate swap agreements:

In October 2005, we entered into interest rate swap agreements to fix interest rates on $75.0 million of floating rate debt through December 22, 2010. The fixed rates per year plus an applicable credit spread began December 22, 2005, and were 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year. In connection with the issuance of $172.5 million aggregate principal amount of Convertible Notes and the repayment of a portion of the senior secured Term Loan B, in May 2008, we terminated $30.0 million of these interest rate swap agreements at a loss of $1.2 million.

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

In December 2007, we entered into $45.0 million of interest rate swap agreements, which became effective in February and May 2008, to fix the interest rates on $20.0 million of floating rate debt through February 22, 2013, at 4.134% per year, and to fix the interest rates on $25.0 million of floating rate debt through May 7, 2013, at 4.138% per year.

A 100 basis point increase in interest rates would increase interest expense by approximately $0.4 million on the non-hedged variable rate portions of our debt.

Commodity Cost Risks—Lead Contracts

We have a significant risk in our exposure to certain raw materials. Our largest single raw material cost is for lead, for which the cost remains volatile. In order to hedge against increases in our lead cost, we have entered into contracts with financial institutions to fix the price of lead. A vast majority of such contracts are for a period not extending beyond one year. We had the following contracts outstanding at the dates shown below:

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
July 4, 2010	$44.9	50.6	$0.89	13%
March 31, 2010	$60.7	63.4	$0.96	17%
June 28, 2009	$17.4	28.5	$0.61	7%

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, approximately 40% of the cost of our lead requirement is known. This takes into account the hedge contracts in place at July 4, 2010, lead purchased by July 4, 2010 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would increase our cost of goods sold by approximately $11 million or 3% of net sales based on revenue and costs in the first quarter of fiscal 2011.

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

We quantify and monitor our global foreign currency exposures on a regular basis. Periodically, we will enter into foreign currency forward contracts and option contracts to reduce our impact from the volatility of currency movements. Based primarily on statistical currency correlations on our estimated exposures in fiscal 2011, we are confident that the pretax effect on annual earnings of changes in the principal currencies in which we conduct our business would not be in excess of approximately $10 million in more than one year out of twenty years.

Our largest exposure is from the purchase and conversion of U.S. dollar-based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of July 4, 2010 and March 31, 2010, we had contracts outstanding of $75.6 million and $64.2 million, respectively, as follows:

	July 4, 2010				March 31, 2010
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual requirements (1)	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual requirements (1)
Sell euros for U.S. dollars	$28.5	$/€	1.27	16%	$25.6	$/€	1.37	18%
Sell euros for Polish zloty	29.2	PLN/€	4.10	54%	30.5	PLN/€	4.11	52
Sell euros for British pounds	8.0	€/£	0.87	45%	8.1	€/£	0.89	46
Sell euros for Chinese renminbi	3.8	¥/€	8.41	100%	—		—	—
Sell U.S. dollars for Chinese renminbi	3.7	¥/$	6.76	26%	—		—	—
Other	2.4

Total	$75.6				$64.2

(1)	Based on the fiscal year currency requirements.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION.

Item 1.	Legal Proceedings.

From time to time, we are involved in litigation incidental to the conduct of our business. We do not expect that any of this litigation, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2010, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
April 1 – May 2, 2010	—	$—	—	—

May 3 – May 30, 2010	100,974	25.02	—	—

May 31 – July 4, 2010	16,719	23.80	—	—

Total	117,693	$24.85	—	—

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/S/ MICHAEL J. SCHMIDTLEIN
Michael J. Schmidtlein
Senior Vice President Finance & Chief Financial Officer

Date: August 11, 2010

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

Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document