Form 10-Q
period 2010-10-03
EnerSys
filed 2010-11-09
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

Common Stock outstanding at November 4, 2010: 49,210,578 shares

ENERSYS

INDEX—FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERSYS

Consolidated Condensed Balance Sheets (Unaudited)

(In Thousands, Except Share and Per Share Data)

	October 3, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$173,028	$201,042
Accounts receivable, net	418,470	383,641
Inventories, net	302,034	254,371
Deferred taxes	17,303	16,378
Prepaid and other current assets	54,125	39,849

Total current assets	964,960	895,281

Property, plant, and equipment, net	320,842	315,141
Goodwill	321,749	317,265
Other intangible assets, net	90,777	90,136
Other assets	33,897	34,187

Total assets	$1,732,225	$1,652,010

Liabilities and equity
Current liabilities:
Short-term debt	$151	$43
Current portion of long-term debt and capital lease obligations	19,081	26,695
Accounts payable	206,537	198,345
Accrued expenses	198,649	194,430

Total current liabilities	424,418	419,513

Long-term debt and capital lease obligations	314,837	323,748
Deferred taxes	70,079	70,023
Other liabilities	59,064	54,502

Total liabilities	868,398	867,786
Equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 50,952,397 shares issued and 49,152,397 outstanding at October 3, 2010; 50,381,832 shares issued and 48,581,832 outstanding at March 31, 2010	509	504
Additional paid-in capital	440,387	428,579
Treasury stock, at cost, 1,800,000 shares held as of October 3, 2010 and March 31, 2010	(19,800)	(19,800)
Retained earnings	352,986	303,410
Accumulated other comprehensive income	85,331	67,204

Total EnerSys stockholders’ equity	859,413	779,897
Non-controlling interest	4,414	4,327

Total equity	863,827	784,224

Total liabilities and equity	$1,732,225	$1,652,010

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Quarter ended
	October 3, 2010	September 27, 2009
Net sales	$472,843	$367,325
Cost of goods sold	362,122	278,708

Gross profit	110,721	88,617
Operating expenses	63,475	60,284
Restructuring charges	2,750	3,184

Operating earnings	44,496	25,149
Interest expense	6,040	5,622
Other expense, net	1,063	824

Earnings before income taxes	37,393	18,703
Income tax expense	10,844	5,798

Net earnings	$26,549	$12,905

Net earnings per common share:
Basic	$0.54	$0.27

Diluted	$0.53	$0.26

Weighted-average shares of common stock outstanding:
Basic	49,120,985	48,031,005

Diluted	49,746,602	48,838,160

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six Months Ended
	October 3, 2010	September 27, 2009
Net sales	$907,812	$707,590
Cost of goods sold	700,477	541,512

Gross profit	207,335	166,078
Operating expenses	121,886	114,692
Restructuring charges	3,473	6,703

Operating earnings	81,976	44,683
Interest expense	12,067	11,000
Other expense, net	972	2,706

Earnings before income taxes	68,937	30,977
Income tax expense	19,361	9,661

Net earnings	$49,576	$21,316

Net earnings per common share:
Basic	$1.01	$0.44

Diluted	$1.00	$0.44

Weighted-average shares of common stock outstanding:
Basic	48,970,233	47,983,703

Diluted	49,594,758	48,646,427

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended
	October 3, 2010	September 27, 2009
Cash flows from operating activities
Net earnings	$49,576	$21,316
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,445	21,667
Provision for doubtful accounts	519	2,266
Change in deferred income taxes	(445)	103
Stock-based compensation	4,336	3,741
Non-cash interest expense	3,955	3,523
Loss (Gain) on disposal of fixed assets	328	(391)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(28,934)	25,751
Inventory	(42,219)	(4,664)
Prepaid and other current assets	(6,119)	(6,070)
Other assets	(1,121)	1,114
Accounts payable	4,956	25,439
Accrued expenses	(4,684)	(10,007)
Other liabilities	4,480	(2,402)

Net cash provided by operating activities	7,073	81,386

Cash flows from investing activities
Capital expenditures	(24,252)	(19,799)
Purchases of businesses, net of cash acquired	(1,495)	(4,160)
Proceeds from disposal of property, plant, and equipment	53	1,181

Net cash used in investing activities	(25,694)	(22,778)

Cash flows from financing activities
Net increase (decrease) in short-term debt	113	(6,919)
Payments of long-term debt	(19,582)	(5,844)
Capital lease obligations and other	153	(214)
Net effect from exercising of stock options and vesting of equity awards	4,198	874
Tax benefits from exercises of stock options and vesting of equity awards	3,280	1,149

Net cash used in financing activities	(11,838)	(10,954)
Effect of exchange rate changes on cash and cash equivalents	2,445	8,173

Net (decrease) increase in cash and cash equivalents	(28,014)	55,827
Cash and cash equivalents at beginning of period	201,042	163,161

Cash and cash equivalents at end of period	$173,028	$218,988

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Quarter ended		Six months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net earnings	$26,549	$12,905	$49,576	$21,316
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	5,394	(3,050)	1,831	206
Pension funded status adjustment, net of tax	(209)	0	(114)	(207)
Foreign currency translation adjustments	49,479	19,515	16,410	57,442

Total comprehensive income	$81,213	$29,370	$67,703	$78,757

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

NOTE 2: Recently Issued Accounting Standards

No new accounting standards became applicable to the Company during the second quarter of fiscal 2011.

NOTE 3: Inventories

Inventories, net consist of:

	October 3, 2010	March 31, 2010
Raw materials	$75,793	$66,288
Work-in-process	85,215	80,397
Finished goods	141,026	107,686

Total	$302,034	$254,371

Inventory reserves for obsolescence and other estimated losses were $14,558 and $11,678 at October 3, 2010 and March 31, 2010, respectively, and have been included in the net amounts shown above.

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

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of October 3, 2010 and March 31, 2010 and the basis for that measurement:

	Total Fair Value Measurement October 3, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(9,005)	$—	$(9,005)	$—
Lead forward contracts	5,778	—	5,778	—
Foreign currency forward contracts	(1,692)	—	(1,692)	—

Total derivatives	$(4,919)	$—	$(4,919)	$—

	Total Fair Value Measurement March 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(9,710)	$—	$(9,710)	$—
Lead forward contracts	62	—	62	—
Foreign currency forward contracts	1,911	—	1,911	—

Total derivatives	$(7,737)	$—	$(7,737)	$—

The fair value of interest rate swap agreements are based on observable prices as quoted for receiving the variable three month London Interbank Offered Rates (“LIBOR”) and paying fixed interest rates and, therefore, were classified as Level 2.

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

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, debt and derivatives. Because of short maturities, the carrying amount of cash and cash equivalents and short-term debt approximates fair value.

The fair value of the Company’s senior secured credit facility approximates its carrying value, as it is variable rate debt. The senior unsecured 3.375% Convertible Notes due 2038 (the “Convertible Notes”), with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On October 1, 2010, the Company’s stock price closed at $25.08 per share. Because the Convertible Notes have a conversion option at $40.60 per share, and due to current conditions in the financial markets, the Company’s Convertible Notes were trading at 100% of face value on October 1, 2010 but only 94% of face value on March 31, 2010. As of October 3, 2010 and March 31, 2010, the unamortized discount on the Convertible Notes was $33,684 and $36,580, respectively, and included in the equity component of the Consolidated Condensed Balance Sheets in accordance with the accounting guidance (see Note 10 regarding Debt).

The Company uses lead hedge contracts to manage its lead cost risk. The Company uses foreign currency forward and option contracts to manage risk on the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, as well as currency exposures from intercompany and third party trade transactions. The Company uses interest rate swap agreements to manage risk on a portion of its floating-rate debt.

The carrying amounts and estimated fair values of the Company’s financial instruments at October 3, 2010 and March 31, 2010 are as follows:

	October 3, 2010				March 31, 2010
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Cash and cash equivalents	$173,028		$173,028		$201,042		$201,042
Derivatives (3)	5,778		5,778		1,973		1,973
Financial liabilities:
Long-Term Debt
Term A Loan	$192,656		$192,656		$201,094		$201,094
Convertible Notes	138,816	(1)	172,500	(2)	135,920	(1)	161,978	(2)
Euro Term Loan	—		—		11,158		11,158
Other	41		41		41		41
Capital lease obligations	2,405		2,405		2,230		2,230
Derivatives (3)	10,697		10,697		9,710		9,710

(1)	The carrying amounts of the Convertible Notes at October 3, 2010 and March 31, 2010 represent the $172,500 principal value, less the unamortized debt discount (see Note 10).
(2)	The fair value amounts of the Convertible Notes represent the trading values of the $172,500 principal value of the Convertible Notes at October 1, 2010 and March 31, 2010.
(3)

Represents interest rate swap agreements, lead and foreign currency hedges (see Note 5 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at October 3, 2010 and March 31, 2010).

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 5: Derivative Financial Instruments

The Company accounts for derivative instruments and hedging activities in accordance with the applicable accounting guidance. The guidance establishes accounting and reporting standards for derivative instruments and hedging activities, and requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases, as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in accumulated other comprehensive income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in accumulated other comprehensive income is recognized in the Consolidated Condensed Statements of Income. The amount of accumulated other comprehensive income related to interest rates, lead and foreign exchange contracts at October 3, 2010 and March 31, 2010, net of tax, was an unrecognized loss of $3,204 and $5,034, respectively.

During the second quarters of fiscal 2011 and 2010, the Company recorded losses of ($1,846) and ($1,584), respectively, on interest rate swaps, which were recorded as increases in interest expense. During the second quarters of fiscal 2011 and 2010, the Company recorded gains of $1,249 and $5,317, respectively, on the settlement of lead hedge contracts and gains of $399 and $103, respectively, on foreign currency hedges, which were recorded as decreases to cost of goods sold.

During the six months of fiscal 2011 and 2010, the Company recorded losses of ($3,821) and ($3,100), respectively, on interest rate swaps, which were recorded as increases in interest expense. During the six months of fiscal 2011 and 2010, the Company recorded (losses) gains of ($3,842) and $8,433, respectively, on the settlement of lead hedge contracts and gains of $2,337 and $1,173, respectively, on foreign currency hedges, which were recorded as increases or decreases to cost of goods sold.

In the coming twelve months, the Company anticipates that $4,368 of the current pretax loss will be reclassified from accumulated other comprehensive income as part of interest expense. In the coming twelve months, the Company anticipates that $3,769 of the current pretax gain will be reclassified from accumulated other comprehensive income as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead cost to be realized in connection with the variable lead cost and foreign exchange being hedged.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments Designated as Hedging Instruments

In the Consolidated Condensed Balance Sheets

October 3, 2010 and March 31, 2010

Description	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		October 3, 2010	March 31, 2010		October 3, 2010	March 31, 2010
Interest rate swap agreements	Other assets	$—	$—	Other liabilities	$9,005	$9,710

Lead hedge forward contracts	Prepaid and other current assets	5,778	62	Accrued expenses	—	—

Foreign currency forward contracts	Prepaid and other current assets	—	1,911	Accrued expenses	1,692	—

Total derivatives designated as hedging instruments		$5,778	$1,973		$10,697	$9,710

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarters ended October 3, 2010 and September 27, 2009

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in OCI (1) on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI (1) into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from Accumulated OCI (1) (Effective Portion)
	October 3, 2010	September 27, 2009		October 3, 2010	September 27, 2009
Interest rate swap agreements	$(1,444)	$(2,048)	Interest expense	$(1,846)	$(1,584)
Lead hedge contracts	11,815	2,173	Cost of goods sold	1,249	5,317
Foreign currency forward contracts	(2,270)	(980)	Cost of goods sold	399	103

Total derivatives designated as hedging instruments	$8,101	$(855)		$(198)	$3,836

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the six months ended October 3, 2010 and September 27, 2009

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in OCI (1) on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI (1) into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from Accumulated OCI (1) (Effective Portion)
	October 3, 2010	September 27, 2009		October 3, 2010	September 27, 2009
Interest rate swap agreements	$(3,116)	$(767)	Interest expense	$(3,821)	$(3,100)
Lead hedge contracts	1,874	7,417	Cost of goods sold	(3,842)	8,433
Foreign currency forward contracts	(1,266)	164	Cost of goods sold	2,337	1,173

Total derivatives designated as hedging instruments	$(2,508)	$6,814		$(5,326)	$6,506

(1)	OCI = Other comprehensive income

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 6: Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the second quarters of fiscal 2011 and 2010 were based on the estimated effective tax rates applicable for the full years ending March 31, 2011 and March 31, 2010, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the second quarters of fiscal 2011 and 2010 were 29.0% and 31.0%, respectively. The effective income tax rates for the six months of 2011 and 2010 were 28.1% and 31.2%, respectively. The rate decreases in the second quarter and six months of fiscal 2011 as compared to the comparable prior year periods are primarily due to a change in the mix of earnings among tax jurisdictions.

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

	Quarter ended		Six months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Balance at beginning of period	$31,301	$30,719	$31,739	$30,914
Current period provisions	5,026	2,102	8,931	3,701
Costs incurred	(4,485)	(3,114)	(8,037)	(6,066)
Foreign exchange and other	1,378	632	587	1,790

Balance at end of period	$33,220	$30,339	$33,220	$30,339

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

As more fully described in Notes 19 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K, the Company has potential environmental liabilities at its Sumter, South Carolina facility and has reserves of $3,295 at October 3, 2010, and $3,682 at March 31, 2010. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at October 3, 2010 and March 31, 2010, the Company has hedged the price to purchase 41,727 and 63,335 pounds of lead, respectively, for a total purchase price of $37,188 and $60,724, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $62,873 and $64,234, respectively, of foreign currency forward contracts with financial institutions as of October 3, 2010 and March 31, 2010.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. At October 3, 2010 and March 31, 2010, such agreements effectively convert $170,000 of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 9: Restructuring Plans

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans. The Company bases its accounting and disclosures on applicable accounting guidance. As a result, charges to net earnings were made in the periods in which restructuring plan liabilities were incurred.

Acquisition related restructuring plans charged to earnings

In fiscal 2010, the Company acquired the stock of OEB Traction Batteries and certain operating assets and liabilities of the reserve power battery business of Accu Holding AG and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”). The Company is in the process of closing the two manufacturing facilities of Oerlikon which will result in the reduction of 90 employees. For the first six months of fiscal year 2011, the Company recorded $562 in charges related to this plan and incurred $1,014 against the accrual. As of October 3, 2010, the reserve balance associated with these actions is $783. The Company expects to be committed to an additional $1,300 of restructuring charges in fiscal 2011.

A roll-forward of the acquisition related restructuring reserve for the six months of fiscal 2011 is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2010	$1,292	$—	$1,292
Accrued	—	562	562
Costs incurred	(638)	(376)	(1,014)
Foreign currency impact and other	(57)	—	(57)

Balance at October 3, 2010	$597	$186	$783

Non-acquisition related restructuring plans

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

In addition, during the second quarter of fiscal 2011, the Company announced a further restructuring of its European operations, which will result in the reduction of approximately 55 employees upon completion across its operations. The Company estimates that the total charges for these actions will amount to approximately $3,800, primarily from cash expenses for employee severance-related payments.

Based on commitments incurred to date, the Company recorded restructuring charges of $31,457 in fiscal 2009 and 2010 with $2,911 of additional charges during the six months of fiscal 2011. The Company incurred $3,772 of costs against the accrual during the six months of fiscal 2011. As of October 3, 2010, the reserve balance associated with these actions is $6,774. The Company expects to be committed to approximately $2,400 of restructuring charges in fiscal 2011.

A roll-forward of the non-acquisition related restructuring reserve for the six months of fiscal 2011 is as follows:

	Employee Severance	Total
Balance at March 31, 2010	$7,482	$7,482
Accrued	2,911	2,911
Costs incurred	(3,772)	(3,772)
Foreign currency impact and other	153	153

Balance at October 3, 2010	$6,774	$6,774

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 10: Debt

The following summarizes the Company’s long-term debt and capital lease obligations:

	October 3, 2010	March 31, 2010
Term A Loan: Payable in quarterly installments of 1.25% in year 1, 1.88% in years 2-3, 2.50% in year 4, 3.13% in year 5 and 14.39% in year 6, with the remaining balance due on June 27, 2014, bearing interest at 1.85% at October 3, 2010	$192,656	$201,094
Convertible Notes bearing interest at 3.375% (net of unamortized discount of $33,684 and $36,580, respectively)	138,816	135,920
Euro Term Loan: Payable in quarterly installments between €1,000 and €1,750 beginning March 31, 2008 through June 30, 2011, bearing interest at 1.90% at September 30, 2010. Euro Term Loan was paid in full on September 30, 2010.	—	11,158
Other debt	41	41
Capital lease obligations	2,405	2,230

Sub-total	333,918	350,443
Less current portion	19,081	26,695

Total long-term debt and capital lease obligations	$314,837	$323,748

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

At October 3, 2010 and March 31, 2010, there was $172,500 aggregate principal amount of the Convertible Notes outstanding.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of October 3, 2010 and March 31, 2010, respectively:

	October 3, 2010	March 31, 2010
Principal	$172,500	$172,500
Unamortized discount	(33,684)	(36,580)

Net carrying amount	$138,816	$135,920

As of October 3, 2010, the remaining discount will be amortized over a period of 56 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is approximately $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes is 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,463 and $1,345, respectively, during the quarters ended October 3, 2010 and September 27, 2009 and $2,896 and $2,662, respectively, during the six months ended October 3, 2010 and September 27, 2009.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

Senior Secured Credit Facility

At October 3, 2010, the Company’s $350,000 senior secured credit facility consisted of a $225,000 Term A Loan and an undrawn $125,000 revolving credit facility.

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

At October 3, 2010 and March 31, 2010, there was $192,656 and $201,094, respectively, outstanding under the Term A Loan and there were no borrowings under the revolving credit facility.

Obligations under the senior secured credit facility are secured by substantially all of the Company’s existing and hereafter acquired assets located in the United States, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the credit facility, and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States companies. The Company’s credit agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, repurchasing the Company’s common stock, paying dividends and certain other actions. At October 3, 2010, the Company was in compliance with all such covenants.

Other debt excluding capital lease obligations

At October 3, 2010 and March 31, 2010, there were $41 and $11,199, respectively, of borrowings outstanding outside the United States. Borrowings outside the United States at October 3, 2010 were considerably lower due to the Euro Term Loan, which was due to mature on June 30, 2011, being repaid in full on September 30, 2010.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 11: Retirement Plans

The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Service cost	$65	$66	$141	$160
Interest cost	162	159	617	643
Expected return on plan assets	(156)	(123)	(406)	(320)
Amortization and deferral	56	82	4	4

Net periodic benefit cost	$127	$184	$356	$487

	United States Plans		International Plans
	Six months ended		Six months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Service cost	$130	$133	$276	$310
Interest cost	323	318	1,209	1,258
Expected return on plan assets	(312)	(246)	(794)	(628)
Amortization and deferral	113	163	8	8

Net periodic benefit cost	$254	$368	$699	$948

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Six months ended		Six months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Discount rate	6.5%	6.0%	3.8 - 6.0%	4.3 - 6.0%
Expected return on plan assets	8.0%	8.0%	5.5 - 7.0%	5.5 - 7.5%
Rate of compensation increase	N/A	N/A	2.0 - 3.5%	2.0 - 3.5%

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

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 12: Stock-Based Compensation

As of October 3, 2010, the Company maintains four equity incentive plans: the EnerSys Amended and Restated 2000 Management Equity Plan, the 2004 Equity Incentive Plan, the Amended and Restated 2006 Equity Incentive Plan, and the 2010 Equity Incentive Plan which reserved 13,489,583 shares of the Company’s common stock for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of equity-based compensation. As of October 3, 2010, the Company had 3,165,601 shares available for future grants.

The Company recognized equity-based compensation expense associated with its equity incentive plans of $2,226, with a related tax benefit of $645, for the second quarter of fiscal 2011, and $2,136, with a related tax benefit of $641, for the second quarter of fiscal 2010. The Company recognized equity-based compensation expense associated with its equity incentive plans of $4,336, with a related tax benefit of $1,215, for the six months of fiscal 2011, and $3,741, with a related tax benefit of $1,122, for the six months of fiscal 2010.

Common stock activity for the six months of fiscal 2011 included the exercise of 516,161 options for $7,133 and the vesting of 176,149 restricted stock and restricted stock units. Common stock activity for the six months of fiscal 2010 included the exercise of 202,544 options for $2,230 and the vesting of 96,717 restricted stock and restricted stock units.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Stock options issued prior to fiscal 2009 vest and become exercisable 25% per year over a four-year period from the date of grant. Stock options issued in fiscal 2009 and 2010 generally vest and become exercisable 33.3% per year over a three-year period from the date of grant. Stock options generally expire 10 years from the date of grant. No stock options were granted during the six months of fiscal 2011.

Restricted Stock

The Company approved grants of restricted stock at the fair market value of the Company’s common stock on the date of grant and vests 25% per year over a four-year period from the date of grant. At October 3, 2010 and March 31, 2010, there were no shares and 1,000 shares, respectively, of restricted stock outstanding. No restricted stock was granted during the six months of fiscal 2011.

Restricted Stock Units

In August 2010, the Company granted to non-employee directors 21,248 restricted stock units at the market price of $22.59 per restricted stock unit at the date of grant. These restricted stock units vest thirteen-months following the date of grant. In May 2010, the Company granted to management and other key employees 287,212 restricted stock units at fair market value and 124,093 market share units. Restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest and are settled in common stock 25% per year over a four-year period from the date of grant.

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

As of October 3, 2010, 743,325 restricted stock units and 124,093 market share units were outstanding. At March 31, 2010, 608,630 restricted stock units were outstanding.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 13: Earnings Per Share

Net earnings per share—basic is based on the weighted average number of shares of the Company’s common stock outstanding. Net earnings per share—diluted gives effect to all potentially dilutive common shares that were outstanding during the period. As of October 3, 2010 and September 27, 2009, the Company had outstanding stock options, restricted stock, market share units and restricted stock units that could potentially dilute basic earnings per share in the future. Weighted average common shares—basic and common shares—diluted were as follows:

	Quarter ended		Six months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Weighted average shares of common stock outstanding—basic	49,120,985	48,031,005	48,970,233	47,983,703
Assumed exercise and lapse of equity awards, net of shares assumed reacquired	625,617	807,155	624,525	662,724

Weighted average common shares—diluted	49,746,602	48,838,160	49,594,758	48,646,427

Anti-dilutive equity awards not included in weighted average common shares—diluted	574,928	1,698,256	460,725	1,784,268

The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes that the Company sold in May 2008, is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the second quarters and six months of fiscal 2011 and 2010, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In Thousands, Except Share and Per Share Data)

NOTE 14: Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA;

•	Europe, which includes Europe, the Middle East and Africa, with segment headquarters in Zurich, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

The following table provides selected financial data for the Company’s reportable business segments:

	Quarter ended		Six months ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net sales by segment
Europe	$207,359	$168,015	$395,860	$324,159
Americas	221,171	164,554	426,840	314,788
Asia	44,313	34,756	85,112	68,643

Total net sales	$472,843	$367,325	$907,812	$707,590

Operating earnings by segment
Europe	$9,291	$1,357	$19,195	$2,037
Americas	34,119	22,283	60,078	37,966
Asia	3,836	4,693	6,176	11,383
Restructuring charges (Europe)	(2,750)	(3,184)	(3,473)	(5,986)
Restructuring charges (Americas)	—	—	—	(717)

Total operating earnings	$44,496	$25,149	$81,976	$44,683

NOTE 15: Subsequent Events

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since October 3, 2010 that required recognition or disclosure in the Condensed Consolidated Financial Statements.

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

We evaluate business segment performance based primarily upon operating earnings, exclusive of highlighted items. Highlighted items are those that the Company deems are not indicative of ongoing operating results, including those charges that the Company incurs as a result of restructuring activities and those charges and credits that are not directly related to ongoing business segment performance. All corporate and centrally incurred costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels (see definition of primary working capital in “Liquidity and Capital Resources” below). Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount, due to the significant impact it has on our cash flow and, as a result, our level of debt.

Our management structure, financial reporting systems, and associated internal controls and procedures, are all consistent with our three geographic business segments. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

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

Economic Climate

The general global economic recovery that we have experienced since the summer of 2009 is reflected in the increases in our global revenue. Our revenue reached a low point in the first quarter of fiscal 2010; revenue in the second quarter of fiscal 2011 was 39% higher than the low point last year. We are encouraged by the continued improvement in our incoming order rate, which is trending upward along with increases in global economic activity.

Volatility of Commodities and Foreign Currencies

Volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. Lead is the primary commodity we purchase and the euro is the primary foreign currency to which we are exposed. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate significantly as they have in the past several years. Our estimated lead cost, due to increases in average lead prices, in the six months of fiscal 2011 compared to the six months of fiscal 2010 was an increase of approximately $91 million.

Customer Pricing

We have been subjected to pricing pressures over the past several years, which we expect will continue. Additionally, in our current environment, increased commodity costs and improved customer demand have contributed to pricing improvements. Our selling prices fluctuated substantially during the last several years to partially offset the volatile cost of commodities. Beginning in the third quarter of fiscal 2009, as a result of reductions in the cost of lead, our average selling prices began to decline as measured on a sequential quarterly basis. As the cycle of lead costs turned upward in the early part of fiscal 2010, we began to increase average selling prices to help offset the higher costs. During the six months of fiscal 2011, our selling prices increased to reflect the rising commodity prices. Selling price increases offset approximately $46 million of the increased lead cost in the six months of fiscal 2011. Approximately 35% to 40% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Cost Savings Initiatives-Restructuring

To help improve our level of profitability, we continue to take actions to rationalize and automate our production facilities and move capacity to lower cost facilities.

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

In fiscal 2011, we began a further restructuring of our European operations. The benefits of this action are expected to occur in future periods. We believe that the restructuring actions taken over the last 4 years will have a favorable pre-tax earnings impact of approximately $40 million, or $0.58 per share, on an annualized basis when fully implemented by the end of fiscal 2012.

Liquidity and Capital Resources

Our capital structure and liquidity remain strong. As of October 3, 2010, we had approximately $173 million of cash and cash equivalents, approximately $131 million of undrawn, committed credit lines, and over $93 million of uncommitted credit lines. We believe that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities.

Results of Operations

Net Sales

	Quarter ended October 3, 2010		Quarter ended September 27, 2009		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe	$207.4	43.8%	$168.0	45.7%	$39.4	23.4%
Americas	221.1	46.8	164.6	44.8	56.5	34.4
Asia	44.3	9.4	34.7	9.5	9.6	27.5

Total net sales	$472.8	100.0%	$367.3	100.0%	$105.5	28.7%

	Six months ended October 3, 2010		Six months ended September 27, 2009		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe	$395.9	43.6%	$324.1	45.8%	$71.8	22.1%
Americas	426.8	47.0	314.9	44.5	111.9	35.6
Asia	85.1	9.4	68.6	9.7	16.5	24.0

Total net sales	$907.8	100.0%	$707.6	100.0%	$200.2	28.3%

Net sales increased $105.5 million or 28.7% in the second quarter of fiscal 2011 and increased $200.2 million or 28.3% in the six months of fiscal 2011 from the comparable periods in fiscal 2010. This increase for the quarter was the result of an 18% increase in organic volume, a 5% increase from acquisitions and a 7% increase due to pricing, partially offset by a 1% decrease from weaker foreign currencies, primarily the euro and British pound. The increase for the six months of fiscal 2011 from the comparable period in fiscal 2010 was the result of a 19% increase in organic volume, a 5% increase from acquisitions and a 6% increase due to pricing, partially offset by a 2% decrease from weaker foreign currencies.

Segment sales

The improving economic and market conditions have had a significant impact on our unit sales volume. All of our segments experienced organic volume improvements in the second quarter of fiscal 2011, compared to the comparable period of 2010.

Our Europe segment’s net sales increased $39.4 million or 23.4% in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, primarily due to an increase in organic volume of 14%. Price increases and acquisitions contributed approximately 9% and 5%, respectively, to the improvement, which was partially offset by a 5% decrease due to weaker foreign currencies. Our Europe segment’s revenue increased $71.8 million or 22.1% in the six months of fiscal 2011, as compared to the six months of fiscal 2010, primarily due to an increase in organic volume which contributed approximately a 15% increase, complemented by approximately 8% and 5% of increases due to price and acquisitions, respectively, partially offset by a 6% decrease from weaker foreign currencies.

Our Americas segment’s revenue increased $56.5 million or 34.4% in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, primarily due to higher organic volume, which contributed approximately a 21% increase. Pricing, acquisitions and foreign currency changes contributed approximately 6%, 6% and 1%, respectively, to the improvement. Our Americas segment’s revenue increased $111.9 million or 35.6% in the six months of fiscal 2011, as compared to the six months of fiscal 2010, primarily due to higher organic volume which contributed approximately a 22% increase and pricing, acquisitions and foreign currency changes contributed approximately 6%, 7% and 1%, respectively.

Our Asia segment’s revenue increased $9.6 million or 27.5% in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, primarily due to higher organic volume of 25% and 7% due to foreign currency changes, partially offset by lower pricing of 4%. Our Asia segment’s revenue increased $16.5 million or 24.0% in the six months of fiscal 2011, as compared to the six months of fiscal 2010, primarily due to higher organic volume which contributed approximately a 19% increase and 6% due to foreign currency changes, partially offset by lower pricing of 1%.

Product line sales

	Quarter ended October 3, 2010		Quarter ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$247.3	52.3%	$198.0	53.9%	$49.3	24.9%
Motive Power	225.5	47.7	169.3	46.1	56.2	33.2

Total net sales	$472.8	100.0%	$367.3	100.0%	$105.5	28.7%

	Six months ended October 3, 2010		Six months ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$454.9	50.1%	$380.8	53.8%	$74.1	19.5%
Motive Power	452.9	49.9	326.8	46.2	126.1	38.6

Total net sales	$907.8	100.0%	$707.6	100.0%	$200.2	28.3%

Sales of our reserve power products in the second quarter and six months of fiscal 2011 increased $49.3 million or 24.9% and $74.1 or 19.5%, respectively, compared to the comparable periods of fiscal 2010. In the second quarter of fiscal 2011, organic volume growth contributed 20% of the increase, pricing and acquisitions contributed approximately 4% and 2%, respectively, to the improvement, which was partially offset by a 1% decrease due to foreign currency changes. In the six months of fiscal 2011, higher organic volume was approximately 16%, pricing and acquisitions contributed approximately 3% and 2%, respectively, to the improvement, which was partially offset by a 2% decrease due to foreign currency changes.

Sales of our motive power products in the second quarter and six months of fiscal 2011 increased $56.2 million or 33.2% and $126.1 million or 38.6%, respectively, compared to the comparable periods of fiscal 2010. The second quarter increase was primarily due to higher organic volume, which contributed approximately a 16% increase. Pricing and acquisitions contributed 10% and 8%, respectively, to the improvement which was partially offset by a 1% decrease due to foreign currency changes. In the six months of fiscal 2011, organic volume increase was approximately 22% with pricing and acquisitions contributing 10% and 9%, respectively, partially offset by a 2% decrease due to foreign currency changes.

Gross Profit

	Quarter ended October 3, 2010		Quarter ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$110.7	23.4%	$88.6	24.1%	$22.1	24.9%

	Six months ended October 3, 2010		Six months ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$207.3	22.8%	$166.1	23.5%	$41.2	24.8%

Gross profit increased 24.9% or $22.1 million in the second quarter of fiscal 2011, and increased 24.8% or $41.2 million in the six months of fiscal 2011 when compared to the comparable periods of fiscal 2010.

Gross profit, as a percentage of net sales decreased 70 basis points in the second quarter as well as the six month period of fiscal 2011, when compared to the comparable periods of fiscal 2010. This decrease is primarily attributed to product mix and higher commodity costs offset by on-going cost reduction programs and higher selling prices, as discussed below.

We estimate that the cost of lead alone, our most significant raw material, increased our cost of sales by approximately $43 and $91 million, respectively, in the second quarter and six months of fiscal 2011, compared to the comparable periods in fiscal 2010. Selling price increases offset approximately $24 million and $46 million, respectively, of the increased lead cost in the second quarter and in the six months of fiscal 2011.

Our sales initiatives will continue to emphasize pricing activities to improve gross profit and continue to focus on improving product mix to higher margin products.

Additionally, we remain highly focused on our long-standing and on-going cost reduction programs, which we believe continue to be highly effective in reducing our costs. This was a significant factor in the improvement of our gross profit percentages in the second quarter of fiscal 2011 to 23.4% and to 22.8% in the six months of fiscal 2011 compared to the rate of 21.4% in our fourth quarter of fiscal 2010.

Operating Items

	Quarter ended October 3, 2010		Quarter ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$63.5	13.4%	$60.3	16.4%	$3.2	5.3%

Restructuring charges	$2.7	0.6%	$3.2	0.9%	$(0.5)	(13.6)%

	Six months ended October 3, 2010		Six months ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$121.9	13.4%	$114.7	16.2%	$7.2	6.3%

Restructuring charges	$3.4	0.4%	$6.7	0.9%	$(3.3)	(48.2)%

Operating expenses as a percentage of net sales decreased 300 basis points and 280 basis points respectively, in the second quarter and six months of fiscal 2011 in comparison to the comparable periods of fiscal 2010. This decrease in the percentage is largely the result of leveraging our operating expenses with higher revenue. Operating expenses, excluding the effect of foreign currency translation, increased 4.8% or $2.8 million in the second quarter of fiscal 2011 and increased 7.1% or $8.1 million in the six months of fiscal 2011 when compared to the comparable periods of fiscal 2010, due primarily to higher sales volume. Selling expenses, our main component of operating expenses, were 58.3% and 59.6% of total operating expenses in the second quarter and six months of fiscal 2011 compared to 55.8% and 58.6% of total operating expenses in the second quarter and six months of fiscal 2010.

Restructuring charges

Included in our second quarter and six months of fiscal 2011 operating results are $2.7 million and $3.4 million, respectively, of restructuring charges primarily for staff reductions made in Europe, and included in our second quarter and six months of fiscal 2010 operating results are $3.2 million and $6.7 million, respectively, of restructuring charges primarily for staff reductions made in Europe and Americas.

Operating Earnings

	Quarter ended October 3, 2010		Quarter ended September 27, 2009		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage
Europe	$9.3	4.5%	$1.4	0.8%	$7.9	NM %
Americas	34.1	15.4	22.2	13.5	11.9	53.1
Asia	3.8	8.7	4.7	13.5	(0.9)	(18.3)

Subtotal	47.2	10.0	28.3	7.7	18.9	66.8
Restructuring charges-Europe	(2.7)	(1.3)	(3.2)	(1.9)	0.5	13.6

Total operating earnings	$44.5	9.4%	$25.1	6.8%	$19.4	76.9%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

	Six months ended October 3, 2010		Six months ended September 27, 2009		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage
Europe	$19.2	4.9%	$2.0	0.6%	$17.2	NM %
Americas	60.0	14.1	38.0	12.1	22.0	58.2
Asia	6.2	7.3	11.4	16.6	(5.2)	(45.7)

Subtotal	85.4	9.4	51.4	7.3	34.0	66.3
Restructuring charges-Europe	(3.4)	(0.9)	(6.0)	(1.8)	2.6	(42.0)
Restructuring charges-Americas	—	—	(0.7)	(0.3)	0.7	NM

Total operating earnings	$82.0	9.0%	$44.7	6.3%	$37.3	83.5%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased 76.9% or $19.4 million in the second quarter and increased 83.5% or $37.3 million in the six months of fiscal 2011 in comparison to the second quarter and six months of fiscal 2010. Operating earnings as a percentage of net sales, as shown in the table above, increased 260 basis points in the second quarter of fiscal 2011 and increased 270 basis points in the six months of fiscal 2011 when compared to the comparable periods of 2010. Operating earnings improved primarily due to higher sales volume, price realization and cost reduction initiatives, partially offset by higher commodity costs. There were additional offsets from restructuring charges in Europe in fiscal 2011 and in Europe and Americas in fiscal 2010.

We experienced a substantial increase in operating earnings in our Europe segment in the second quarter of fiscal 2011 in comparison to the comparable quarter in the prior year, with the operating margin increasing 370 basis points to 4.5%. This improvement in our Europe segment earnings is primarily attributable to an improvement in organic volume and pricing and benefits of the restructuring programs on both production and operating expenses.

Our Americas segment had an increase in operating earnings in the second quarter of fiscal 2011 in comparison to the comparable quarter in the prior year, with the operating margin increasing 190 basis points to 15.4%. The margin improvement was primarily from higher sales volume and price realization partially offset by higher commodity costs.

Operating earnings decreased in our Asia segment in the second quarter of fiscal 2011 in comparison to the comparable quarter in the prior year, with the operating margin decreasing to 8.7% from 13.5%. Higher commodity and freight costs and more difficult pricing conditions accounted for the lower operating earnings, partially offset by higher sales volume in Asia compared to the second quarter of fiscal 2010.

Operating earnings increased significantly in our Europe segment in the six months of fiscal 2011 in comparison to the comparable period in the prior year, with the operating margin increasing 430 basis points to 4.9%. This significant improvement in Europe earnings is primarily attributable to an increase in organic volume and pricing as European macro-economic conditions improved and the benefits of the restructuring programs on both production and operating expenses.

Operating earnings in our Americas segment increased 58.2% in the six months of fiscal 2011 in comparison to the comparable period in the prior year, while the operating margin increased 200 basis points to 14.1%. Earnings improved in our Americas segment due primarily to 22% increase in organic volumes from improved macro-economic conditions.

Operating earnings in our Asia segment decreased 45.7% in the six months of fiscal 2011 in comparison to the comparable period in the prior year, with the operating margin as a percentage of sales decreasing from 16.6% to 7.3%. This reduction in our Asia segment earnings was primarily attributable to higher commodity and freight costs, and more difficult pricing conditions. In addition, there was a $1.1 million gain from the sale of assets in the six month period of fiscal 2010.

Interest Expense

	Quarter ended October 3, 2010		Quarter ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$6.1	1.3%	$5.6	1.5%	$0.5	7.4%

	Six months ended October 3, 2010		Six months ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$12.1	1.3%	$11.0	1.6%	$1.1	9.7%

Interest expense of $6.1 million in the second quarter of fiscal 2011 (net of interest income of $0.3 million) was $0.5 million higher than the interest expense of $5.6 million in the second quarter of fiscal 2010 (net of interest income of $0.2 million). Interest expense of $12.1 million in the six months of fiscal 2011 (net of interest income of $0.5 million) was $1.1 million higher than the $11.0 million (net of interest income of $0.4 million) in the six months of fiscal 2010.

The increase in interest expense in the second quarter of fiscal 2011 compared to the second quarter of 2010 is attributable primarily to the write off of deferred financing fees due to the early payment of the Euro Term Loan, higher non-cash accretion on our Convertible Notes and higher effective interest rates on our interest rate swaps, partially offset by lower borrowing levels.

The increase in interest expense in the six months of fiscal 2011 compared to the six months of 2010 is attributable primarily to more days in the six month period of fiscal 2011 versus 2010, higher non-cash accretion on our Convertible Notes, the write off of non-cash deferred financing fees due to the early payment of the Euro Term Loan, and higher effective interest rates on our interest rate swaps, partially offset by lower borrowing levels.

Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $343.3 million and $346.7 million in the second quarter and six months of fiscal 2011, compared to $365.6 million and $369.3 million, respectively, in the second quarter and six months of fiscal 2010. The average Convertible Notes discount excluded from our average debt outstanding was $34.2 million and $ 35.2 million, respectively in the second quarter and six months of fiscal 2011 and $40.3 million and $41.0 million, respectively, in the second quarter and six months of fiscal 2010.

Included in interest expense is non-cash, accreted interest on the Convertible Notes of $1.4 million and $2.9 million, respectively, in the second quarter and six months of fiscal 2011 and $1.3 million and $2.7 million, respectively, in the second quarter and six months of fiscal 2010.

Also included in interest expense are non-cash charges for deferred financing fees of $0.7 million and $1.1 million, respectively, in the second quarter and six months of fiscal 2011, compared to $0.4 million and $0.9 million, respectively, in the second quarter and six months of fiscal 2010.

Other Expense, Net

	Quarter ended October 3, 2010		Quarter ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense, net	$1.0	0.2%	$0.8	0.2%	$0.2	29.0%

	Six months ended October 3, 2010		Six months ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense, net	$1.0	0.1%	$2.7	0.4%	$(1.7)	(64.1)%

Other expense, net was $1.0 million for the second quarter of fiscal 2011 and $0.8 million compared to the second quarter of fiscal 2010. Other expense is mainly attributable to net foreign currency transaction losses.

Other expense, net was $1.0 million in the six months of fiscal 2011 compared to $2.7 million in the comparable period of fiscal 2010. This $1.7 million favorable change is primarily attributed to $1.6 million lower foreign currency transaction losses in the current fiscal period.

Earnings Before Income Taxes

	Quarter ended October 3, 2010		Quarter ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$37.4	7.9%	$18.7	5.1%	$18.7	NM

	Six months ended October 3, 2010		Six months ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$68.9	7.6%	$31.0	4.4%	$37.9	NM

As a result of the above, earnings before income taxes in the second quarter of fiscal 2011 increased $18.7 million compared to the second quarter of fiscal 2010 and earnings before income taxes in the six months of fiscal 2011 increased $37.9 million compared to six months of fiscal 2010. Earnings before income taxes as a percentage of sales were 7.9% and 7.6% respectively, in the second quarter and six months of fiscal 2011 in comparison to 5.1% and 4.4%, respectively, in the second quarter and six months of fiscal 2010.

Income Tax Expense

	Quarter ended October 3, 2010		Quarter ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$10.8	2.3%	$5.8	1.6%	$5.0	87.0%

Effective tax rate	29.0%		31.0%		(2.0)%

	Six months ended October 3, 2010		Six months ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$19.3	2.1%	$9.7	1.4%	$9.6	NM

Effective tax rate	28.1%		31.2%		(3.1)%

The effective income tax rates for the second quarters of fiscal 2011 and 2010 were 29.0% and 31.0%, respectively. The effective income tax rates for the six months of fiscal 2011 and 2010 were 28.1% and 31.2%, respectively. The rate decreases in the second quarter and six months of fiscal 2011 as compared to the comparable prior year periods are due to a change in the mix of earnings among tax jurisdictions.

Net Earnings

	Quarter ended October 3, 2010		Quarter ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$26.6	5.6%	$12.9	3.5%	$13.7	NM

	Six months ended October 3, 2010		Six months ended September 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$49.6	5.5%	$21.3	3.0%	$28.3	NM

As a result of the above, net earnings in the second quarter of fiscal 2011 were $26.6 million (5.6% of net sales), compared to net earnings in the second quarter of fiscal 2010 of $12.9 million (3.5% of net sales). Net earnings in the six months of fiscal 2011 were $49.6 million (5.5% of net sales), compared to net earnings in the six months of fiscal 2010 of $21.3 million (3.0% of net sales).

Net earnings per common share in the second quarter of fiscal 2011 were $0.54 per basic share and $0.53 per diluted share, compared to $0.27 per basic share and $0.26 per diluted share in the second quarter of fiscal 2010. Net earnings per common share in the six months of fiscal 2011 were $1.01 per basic share and $1.00 per diluted share, compared to $0.44 per basic and diluted share in the six months of fiscal 2010.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Liquidity and Capital Resources

During the six months of fiscal 2011, cash from operating activities of $7.1 million was provided primarily from net earnings of $49.6 million and depreciation and amortization of $22.4 million, substantially offset by cash used for the increase in primary working capital of $66.2 million. In the six months of fiscal 2010, cash from operating activities of $81.4 million was provided primarily from net earnings of $21.3 million, depreciation and amortization of $21.7 million, augmented by positive cash flow from reduced primary working capital of $46.5 million, in a period of declining sales.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $514.0 million (yielding a primary working capital percentage of 27.2%) at October 3, 2010, $417.4 million (yielding a primary working capital percentage of 28.4%) at September 27, 2009, and $439.7 million (yielding a primary working capital percentage of 24.4%) at March 31, 2010. The primary working capital percentage of 27.2% at October 3, 2010 is 2.8 percentage points above that for March 31, 2010, and 1.2 percentage points below that for the prior year quarter.

Primary working capital increased during the six months of fiscal 2011 due to an increase in accounts receivable and inventory, partially offset by an increase in accounts payable. Trade receivables increased as a result of the increase in revenue along with moderately slower collections. We experienced a planned increase in inventory, partly in preparation for anticipated new business. Relative to recent quarterly sales, the inventory level is now similar to that of the first quarter of this fiscal year since most of the increase in inventory, excluding the impact of foreign currency translation, took place in the first quarter. Accounts payable in the six months of fiscal 2011 increased modestly with the relative increase in sales.

Primary working capital and primary working capital percentages at October 3, 2010, March 31, 2010 and September 27, 2009 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
October 3, 2010	$418.5	$302.0	$(206.5)	514.0	$1,891.4	27.2%
March 31, 2010	383.6	254.4	(198.3)	439.7	1,802.1	24.4%
September 27, 2009	351.6	227.9	(162.1)	417.4	1,469.2	28.4%

Investing activities used cash of $25.7 million in the six months of fiscal 2011, compared to cash used of $22.8 million in the comparable period in fiscal 2010. This increase was primarily due to the increase in capital expenditures, which were $24.3 million in the six months of fiscal 2011, compared to $19.8 million in the comparable period of fiscal 2010. Acquisitions accounted for cash of $1.5 million and $4.2 million in the six months of fiscal 2011 and 2010, respectively.

Financing activities utilized cash of $11.8 million in the six months of fiscal 2011, primarily reflecting payments of long-term debt of $19.6 million, partially offset by the exercise of stock options and the related tax benefits that contributed $7.5 million. Financing activities used cash of $11.0 million in the six months of fiscal 2010, reflecting the scheduled payments of long-term debt and short term repayments of $12.8 million, partially offset by the exercise of stock options and the related tax benefits totaling $2.0 million.

As a result of the above, total cash and cash equivalents decreased by $28.0 million to $173.0 million in the six months of fiscal 2011 compared to an increase of $55.8 million to $219.0 million in the comparable period of fiscal 2010.

All obligations under our U.S. credit agreement are secured by, among other things, substantially all of our U.S. assets. Our U.S. credit agreements contain various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under the $350 million senior secured credit facility.

We are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have adequate availability of funds to meet our cash requirements. See Note 8 to the Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for a detailed description of debt.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At October 3, 2010 and March 31, 2010, such agreements effectively convert $170.0 million of our variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the outstanding interest rate swap agreements:

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

A 100 basis point increase in interest rates would increase interest expense by approximately $0.2 million on the non-hedged variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
October 3, 2010	$37.2	41.7	$0.89	9%
March 31, 2010	$60.7	63.4	$0.96	17%
September 27, 2009	$44.1	45.9	$0.96	13%

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe approximately 58% of the cost of our lead requirement is known. This takes into account the hedge contracts in place at October 3, 2010, lead purchased by October 3, 2010 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would increase our cost of goods sold by approximately $13 million or 3% of net sales based on revenue and costs in the second quarter of fiscal 2011.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products primarily in Bulgaria, China, the Czech Republic, France, Germany, Mexico, Poland, the United Kingdom and the United States. Approximately 60% of our sales and expenses are transacted in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in U.S. dollars, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, Swiss franc, British pound, Polish zloty, Chinese renminbi and Mexican peso.

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

Our largest exposure is from the purchase and conversion of U.S. dollar-based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany trade transactions. To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of October 3, 2010 and March 31, 2010, we had contracts outstanding of $62.9 million and $64.2 million, respectively, as follows:

	October 3, 2010			March 31, 2010
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual Requirements (1)	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual Requirements (1)
Sell euros for U.S. dollars	$16.6	$/€ 1.25	16%	$25.6	$/€ 1.37	18%
Sell euros for Polish zloty	30.6	PLN/€ 4.05	45%	30.5	PLN/€ 4.11	52
Sell euros for British pounds	10.5	€/£ 0.84	45%	8.1	€/£ 0.89	46
Sell U.S. dollars for Chinese renminbi	2.0	¥/$ 6.75	14%	—	—	—
Other	3.2			—

Total	$62.9			$64.2

(1)	Based on the fiscal year currency requirements.

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

PART II—OTHER INFORMATION

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
July 5 – August 1, 2010	296	$24.22	—	—
August 2 – August 29, 2010	—	—	—	—
August 30 – October 3, 2010	4,450	24.13	—	—

Total	4,746	$24.14	—	—

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.1	Form Severance Agreement (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/S/ MICHAEL J. SCHMIDTLEIN
Michael J. Schmidtlein
Senior Vice President Finance & Chief Financial Officer

Date: November 9, 2010

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.1	Form Severance Agreement (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document