Form 10-Q
period 2011-01-02
EnerSys
filed 2011-02-09
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2011

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

Common Stock outstanding at February 4, 2011: 49,990,470 shares

ENERSYS

INDEX – FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS

Consolidated Condensed Balance Sheets (Unaudited)

(In Thousands, Except Share and Per Share Data)

	January 2, 2011	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$205,794	$201,042
Accounts receivable, net	420,200	383,641
Inventories, net	305,821	254,371
Deferred taxes	16,697	16,378
Prepaid and other current assets	54,589	39,849

Total current assets	1,003,101	895,281

Property, plant, and equipment, net	323,235	315,141
Goodwill	320,143	317,265
Other intangible assets, net	90,763	90,136
Other assets	33,197	34,187

Total assets	$1,770,439	$1,652,010

Liabilities and equity
Current liabilities:
Short-term debt	$695	$43
Current portion of long-term debt and capital lease obligations	20,438	26,695
Accounts payable	214,563	198,345
Accrued expenses	192,339	194,430

Total current liabilities	428,035	419,513

Long-term debt and capital lease obligations	310,549	323,748
Deferred taxes	69,543	70,023
Other liabilities	54,470	54,502

Total liabilities	862,597	867,786
Equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 51,764,707 shares issued and 49,964,707 outstanding at January 2, 2011; 50,381,832 shares issued and 48,581,832 outstanding at March 31, 2010	517	504
Additional paid-in capital	459,426	428,579
Treasury stock, at cost, 1,800,000 shares held as of January 2, 2011 and March 31, 2010	(19,800)	(19,800)
Retained earnings	386,745	303,410
Accumulated other comprehensive income	76,397	67,204

Total EnerSys stockholders’ equity	903,285	779,897
Non-controlling interest	4,557	4,327

Total equity	907,842	784,224

Total liabilities and equity	$1,770,439	$1,652,010

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Quarter ended
	January 2, 2011	December 27, 2009
Net sales	$508,596	$421,258
Cost of goods sold	390,696	322,929

Gross profit	117,900	98,329
Operating expenses	67,826	61,608
Bargain purchase gain	—	(2,919)
Restructuring charges	1,754	1,063

Operating earnings	48,320	38,577
Interest expense	5,610	5,667
Other (income) expense, net	(341)	1,452

Earnings before income taxes	43,051	31,458
Income tax expense	9,292	8,299

Net earnings	$33,759	$23,159

Net earnings per common share:
Basic	$0.68	$0.48

Diluted	$0.67	$0.47

Weighted-average shares of common stock outstanding:
Basic	49,564,495	48,179,030

Diluted	50,331,554	48,841,856

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Nine Months Ended
	January 2, 2011	December 27, 2009
Net sales	$1,416,408	$1,128,848
Cost of goods sold	1,091,173	864,441

Gross profit	325,235	264,407
Operating expenses	189,712	176,301
Bargain purchase gain	—	(2,919)
Restructuring charges	5,227	7,765

Operating earnings	130,296	83,260
Interest expense	17,677	16,667
Other expense, net	631	4,158

Earnings before income taxes	111,988	62,435
Income tax expense	28,653	17,960

Net earnings	$83,335	$44,475

Net earnings per common share:
Basic	$1.69	$0.93

Diluted	$1.67	$0.91

Weighted-average shares of common stock outstanding:
Basic	49,168,320	48,048,812

Diluted	49,840,357	48,711,570

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended
	January 2, 2011	December 27, 2009
Cash flows from operating activities
Net earnings	$83,335	$44,475
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,221	33,349
Provision for doubtful accounts	1,864	2,569
Change in deferred income taxes	(430)	589
Stock-based compensation	6,694	5,374
Non-cash interest expense	5,850	5,329
Loss (Gain) on disposal of fixed assets	407	(689)
Bargain purchase gain	—	(2,919)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(35,700)	5,552
Inventory	(50,638)	(17,621)
Prepaid and other current assets	(6,231)	(4,678)
Other assets	(2,403)	1,300
Accounts payable	15,464	46,873
Accrued expenses	(9,528)	(10,124)
Other liabilities	3,007	774

Net cash provided by operating activities	44,912	110,153

Cash flows from investing activities
Capital expenditures	(41,202)	(30,665)
Purchases of businesses, net of cash acquired	(1,397)	(22,716)
Proceeds from disposal of property, plant, and equipment	360	1,132

Net cash used in investing activities	(42,239)	(52,249)

Cash flows from financing activities
Net increase (decrease) in short-term debt	644	(7,425)
Payments of long-term debt	(23,801)	(12,317)
Capital lease obligations and other	(38)	(310)
Net effect from exercising of stock options and vesting of equity awards	16,900	1,856
Tax benefits from exercises of stock options and vesting of equity awards	7,265	1,295

Net cash provided by (used in) financing activities	970	(16,901)
Effect of exchange rate changes on cash and cash equivalents	1,109	6,807

Net increase in cash and cash equivalents	4,752	47,810
Cash and cash equivalents at beginning of period	201,042	163,161

Cash and cash equivalents at end of period	$205,794	$210,971

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Quarter ended		Nine months ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Net earnings	$33,759	$23,159	$83,335	$44,475
Other comprehensive income (loss):
Net unrealized gain on derivative instruments, net of tax	1,792	3,794	3,623	4,000
Pension funded status adjustment, net of tax	76	181	(38)	(26)
Foreign currency translation adjustments	(10,802)	(4,361)	5,608	53,081

Total comprehensive income	$24,825	$22,773	$92,528	$101,530

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

NOTE 2: Recently Issued Accounting Standards

No new accounting standards became applicable to the Company during fiscal 2011.

NOTE 3: Inventories

Inventories, net consist of:

	January 2, 2011	March 31, 2010
Raw materials	$81,645	$66,288
Work-in-process	89,839	80,397
Finished goods	134,337	107,686

Total	$305,821	$254,371

Inventory reserves for obsolescence and other estimated losses were $17,461 and $11,678 at January 2, 2011 and March 31, 2010, respectively, and have been included in the net amounts shown above.

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

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of January 2, 2011 and March 31, 2010 and the basis for that measurement:

	Total Fair Value Measurement January 2, 2011	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(6,898)	$—	$(6,898)	$—
Lead forward contracts	4,654	—	4,654	—
Foreign currency forward contracts	82	—	82	—

Total derivatives	$(2,162)	$—	$(2,162)	$—

	Total Fair Value Measurement March 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(9,710)	$—	$(9,710)	$—
Lead forward contracts	62	—	62	—
Foreign currency forward contracts	1,911	—	1,911	—

Total derivatives	$(7,737)	$—	$(7,737)	$—

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

The fair value of the Company’s senior secured credit facility approximates its carrying value, as it is variable rate debt. The senior unsecured 3.375% Convertible Notes due 2038 (the “Convertible Notes”), with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On the last trading day (December 31, 2010) of the quarter, the Company’s stock price closed at $32.12 per share. The Convertible Notes have a conversion option at $40.60 per share, and due to current conditions in the financial markets, the Company’s Convertible Notes were trading at 113% of face value on the last trading day (December 31, 2010) of the quarter and 94% of face value on March 31, 2010. As of January 2, 2011 and March 31, 2010, the unamortized discount on the Convertible Notes was $32,189 and $36,580, respectively, and included in the equity component of the Consolidated Condensed Balance Sheets in accordance with the accounting guidance (see Note 10 regarding Debt).

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

The carrying amounts and estimated fair values of the Company’s financial instruments at January 2, 2011 and March 31, 2010 are as follows:

	January 2, 2011				March 31, 2010
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Cash and cash equivalents	$205,794		$205,794		$201,042		$201,042
Derivatives (3)	4,736		4,736		1,973		1,973
Financial liabilities:
Long-Term Debt
Term A Loan	$188,438		$188,438		$201,094		$201,094
Convertible Notes	140,311	(1)	194,925	(2)	135,920	(1)	161,978	(2)
Euro Term Loan	—		—		11,158		11,158
Other	40		40		41		41
Capital lease obligations	2,198		2,198		2,230		2,230
Derivatives (3)	6,898		6,898		9,710		9,710

(1)	The carrying amounts of the Convertible Notes at January 2, 2011 and March 31, 2010 represent the $172,500 principal value, less the unamortized debt discount (see Note 10).
(2)	The fair value amounts of the Convertible Notes represent the trading values of the Convertible Notes with a principal value of $172,500 at January 2, 2011 and March 31, 2010.
(3)

Represents interest rate swap agreements, lead and foreign currency hedges (see Note 5 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at January 2, 2011 and March 31, 2010).

NOTE 5: Derivative Financial Instruments

The Company accounts for derivative instruments and hedging activities in accordance with the applicable accounting guidance. The guidance establishes accounting and reporting standards for derivative instruments and hedging activities, and requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for speculative trading purposes. Derivatives are used to hedge the volatility arising from movements in a portion of the cost of lead purchases, as well as to hedge certain interest rates and foreign exchange rate risks. The changes in the fair value of these contracts are recorded in accumulated other comprehensive income until the related purchased lead, incurred interest rates or foreign currency exposures are charged to earnings. At that time, the portion recorded in accumulated other comprehensive income is recognized in the Consolidated Condensed Statements of Income. The amount of accumulated other comprehensive income related to interest rates, lead and foreign exchange contracts at January 2, 2011 and March 31, 2010, net of tax, was an unrecognized loss of $1,412 and $5,034, respectively.

During the third quarters of fiscal 2011 and 2010, the Company recorded losses of ($1,816) and ($1,821), respectively, on interest rate swaps, which were recorded as increases in interest expense. During the third quarters of fiscal 2011 and 2010, the Company recorded gains of $6,375 and $2,921, respectively, on the settlement of lead hedge contracts and losses of ($1,422) and ($1,302), respectively, on foreign currency hedges, which were recorded as increases or decreases to cost of goods sold.

During the nine months of fiscal 2011 and 2010, the Company recorded losses of ($5,637) and ($4,921), respectively, on interest rate swaps, which were recorded as increases in interest expense. During the nine months of fiscal 2011 and 2010, the Company recorded gains of $2,533 and $11,354, respectively, on the settlement of lead hedge contracts and gains (losses) of $915 and ($129), respectively, on foreign currency hedges, which were recorded as increases or decreases to cost of goods sold.

In the coming twelve months, the Company anticipates that $3,456 of the current pretax loss will be reclassified from accumulated other comprehensive income as part of interest expense. In the coming twelve months, the Company anticipates that $4,139 of the current pretax gain will be reclassified from accumulated other comprehensive income as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead cost to be realized in connection with the variable lead cost and foreign exchange being hedged.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments Designated as Hedging Instruments

In the Consolidated Condensed Balance Sheets

January 2, 2011 and March 31, 2010

		Asset Derivatives			Liability Derivatives
Description	Balance Sheet Location	January 2, 2011	March 31, 2010	Balance Sheet Location	January 2, 2011	March 31, 2010
Interest rate swap agreements	Other assets	$—	$—	Other liabilities	$6,898	$9,710
Lead hedge forward contracts	Prepaid and other current assets	4,654	62	Accrued expenses	—	—
Foreign currency forward contracts	Prepaid and other current assets	82	1,911	Accrued expenses	—	—

Total derivatives designated as hedging instruments		$4,736	$1,973		$6,898	$9,710

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarters ended January 2, 2011 and December 27, 2009

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Accumulated OCI (1) on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI (1) into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from Accumulated OCI (1) (Effective Portion)
	January 2, 2011	December 27, 2009		January 2, 2011	December 27, 2009
Interest rate swap agreements	$291	$(324)	Interest expense	$(1,816)	$(1,821)
Lead hedge forward contracts	5,251	5,389	Cost of goods sold	6,375	2,921
Foreign currency forward contracts	352	572	Cost of goods sold	(1,422)	(1,302)

Total derivatives designated as hedging instruments	$5,894	$5,637		$3,137	$(202)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the nine months ended January 2, 2011 and December 27, 2009

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Accumulated OCI (1) on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI (1) into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from Accumulated OCI (1) (Effective Portion)
	January 2, 2011	December 27, 2009		January 2, 2011	December 27, 2009
Interest rate swap agreements	$(2,825)	$(1,091)	Interest expense	$(5,637)	$(4,921)
Lead hedge forward contracts	7,125	12,806	Cost of goods sold	2,533	11,354
Foreign currency forward contracts	(914)	736	Cost of goods sold	915	(129)

Total derivatives designated as hedging instruments	$3,386	$12,451		$(2,189)	$6,304

(1)	OCI = Other comprehensive income

NOTE 6: Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the third quarters of fiscal 2011 and 2010 were based on the estimated effective tax rates applicable for the full years ending March 31, 2011 and March 31, 2010, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the third quarters of fiscal 2011 and 2010 were 21.6% and 26.4%, respectively. The effective income tax rates for the nine months of 2011 and 2010 were 25.6% and 28.8%, respectively. The rate decreases in the third quarter and nine months of fiscal 2011 as compared to the comparable prior year periods are primarily due to a change in the mix of earnings among tax jurisdictions and the favorable settlement of a foreign tax audit during the third quarter of fiscal 2011, resulting in the release of associated tax liabilities of $2,500 under FASB guidance.

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

	Quarter ended		Nine months ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Balance at beginning of period	$33,220	$30,339	$31,739	$30,914
Current period provisions	3,684	4,290	12,615	8,277
Costs incurred	(4,550)	(1,983)	(12,587)	(8,335)
Foreign exchange and other	(113)	(222)	474	1,568

Balance at end of period	$32,241	$32,424	$32,241	$32,424

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

As more fully described in Note 19 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K, the Company has potential environmental liabilities at its Sumter, South Carolina facility and has reserves of $3,292 at January 2, 2011, and $3,682 at March 31, 2010. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at January 2, 2011 and March 31, 2010, the Company has hedged the price to purchase 34,898 and 63,335 pounds of lead, respectively, for a total purchase price of $35,518 and $60,724, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The maturity period of these contracts is less than one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $75,734 and $64,234, respectively, of foreign currency forward contracts with financial institutions as of January 2, 2011 and March 31, 2010.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. At January 2, 2011 and March 31, 2010, such agreements effectively convert $125,000 and $170,000, respectively, of the Company’s variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

NOTE 9: Restructuring Plans

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans and bases its restructuring accounting and disclosures on applicable accounting guidance. As a result, charges to net earnings were made in the periods in which restructuring plan liabilities were incurred.

Acquisition related restructuring plans charged to earnings

In fiscal 2010, the Company acquired the stock of OEB Traction Batteries and certain operating assets and liabilities of the reserve power battery business of Accu Holding AG and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”). The Company completed the process of closing the two manufacturing facilities of Oerlikon during the third quarter of fiscal 2011 which resulted in the reduction of 105 employees. For the first nine months of fiscal 2011, the Company recorded $1,658 in charges related to this plan and incurred $2,520 against the accrual. As of January 2, 2011, the reserve balance associated with these actions is $348. The Company expects to be committed to an additional $800 of restructuring charges in fiscal 2011, primarily in Europe.

A roll-forward of the acquisition related restructuring reserve for the nine months of fiscal 2011 is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2010	$1,292	$—	$1,292
Accrued	90	1,568	1,658
Costs incurred	(988)	(1,532)	(2,520)
Foreign currency impact and other	(69)	(13)	(82)

Balance at January 2, 2011	$325	$23	$348

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

In addition, during the second quarter of fiscal 2011, the Company announced a further restructuring of its European operations, which will result in the reduction of approximately 55 employees upon completion across its operations. The Company estimates that the total charges for these actions will amount to approximately $3,900, primarily from cash expenses for employee severance-related payments.

Based on commitments incurred to date, the Company recorded restructuring charges of $31,457 in fiscal 2009 and 2010 with $3,569 of additional charges during the nine months of fiscal 2011. The Company incurred $5,593 of costs against the accrual during the nine months of fiscal 2011. As of January 2, 2011, the reserve balance associated with these actions is $5,334. The Company expects to be committed to an additional $1,800 of restructuring charges in fiscal 2011, primarily in Europe.

A roll-forward of the non-acquisition related restructuring reserve for the nine months of fiscal 2011 is as follows:

	Employee Severance	Total
Balance at March 31, 2010	$7,482	$7,482
Accrued	3,569	3,569
Costs incurred	(5,593)	(5,593)
Foreign currency impact and other	(124)	(124)

Balance at January 2, 2011	$5,334	$5,334

NOTE 10: Debt

The following summarizes the Company’s long-term debt and capital lease obligations:

	January 2, 2011	March 31, 2010
Term A Loan: Payable in quarterly installments of 1.25% in year 1, 1.88% in years 2-3, 2.50% in year 4, 3.13% in year 5 and 14.39% in year 6, with the remaining balance due on June 27, 2014, bearing interest at 1.54% at January 2, 2011	$188,438	$201,094
Convertible Notes bearing interest at 3.375% (net of unamortized discount of $32,189 and $36,580, respectively)	140,311	135,920
Euro Term Loan: Payable in quarterly installments between €1,000 and €1,750 beginning March 31, 2008 through June 30, 2011, bearing interest at 1.90% at September 30, 2010. Euro Term Loan was paid in full on September 30, 2010.	—	11,158
Other debt	40	41
Capital lease obligations	2,198	2,230

Sub total	330,987	350,443
Less current portion	20,438	26,695

Total long-term debt and capital lease obligations	$310,549	$323,748

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

The Convertible Notes require the semi-annual payment of interest in arrears on June 1 and December 1 of each year beginning December 1, 2008, at 3.375% per annum on the principal amount outstanding. The Convertible Notes will accrete principal beginning on June 1, 2015 and will bear contingent interest, if any, beginning with the nine-month interest period commencing on June 1, 2015 under certain circumstances. The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased. Prior to maturity the holders may convert their Convertible Notes into shares of the Company’s common stock under certain circumstances. When issued, the initial conversion rate was 24.6305 shares per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of approximately $40.60 per share.

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

At January 2, 2011 and March 31, 2010, there was $172,500 aggregate principal amount of the Convertible Notes outstanding.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of January 2, 2011 and March 31, 2010, respectively:

	January 2, 2011	March 31, 2010
Principal	$172,500	$172,500
Unamortized discount	(32,189)	(36,580)

Net carrying amount	$140,311	$135,920

As of January 2, 2011, the remaining discount will be amortized over a period of 53 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is approximately $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes is 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,495 and $1,374, respectively, during the quarters ended January 2, 2011 and December 27, 2009 and $4,391 and $4,036, respectively, during the nine months ended January 2, 2011 and December 27, 2009.

Senior Secured Credit Facility

In June 2008, the Company entered into a $350,000 senior secured credit facility consisted of a $225,000 Term A Loan and an undrawn $125,000 revolving credit facility.

The $225,000 senior secured Term A Loan is subject to a quarterly principal amortization of 1.25% in Year 1, 1.88% in Years 2-3, 2.50% in Year 4, 3.13% in Year 5 and 14.39% in Year 6 and matures on June 27, 2014. The $125,000 revolving credit facility matures on June 27, 2013. Borrowings under the credit agreements bear interest at a floating rate based, at the Company’s option, upon (i) a LIBOR rate plus an applicable percentage (currently 1.25%), or (ii) the greater of the federal funds rate plus 0.5% or the prime rate, plus an applicable percentage (currently 0.25%). There are no prepayment penalties on loans under the $350,000 senior secured credit facility.

At January 2, 2011 and March 31, 2010, there was $188,438 and $201,094, respectively, outstanding under the Term A Loan and there were no borrowings under the revolving credit facility.

Obligations under the senior secured credit facility are secured by substantially all of the Company’s existing and hereafter acquired assets located in the United States, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the credit facility, and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States companies. The Company’s credit agreements contain various covenants that, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, would limit the Company’s ability to conduct certain specified business transactions including incurring debt, mergers, consolidations or similar transactions, buying or selling assets out of the ordinary course of business, engaging in sale and leaseback transactions, repurchasing the Company’s common stock, paying dividends and certain other actions. At January 2, 2011, the Company was in compliance with all such covenants.

Other debt excluding capital lease obligations

At January 2, 2011 and March 31, 2010, there were $40 and $11,199, respectively, of borrowings outstanding outside the United States. Borrowings outside the United States at January 2, 2011 were considerably lower due to the Euro Term Loan, which was due to mature on June 30, 2011, being repaid in full on September 30, 2010.

NOTE 11: Retirement Plans

The following table presents the interim disclosure requirements of components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Service cost	$60	$45	$144	$165
Interest cost	161	159	625	650
Expected return on plan assets	(156)	(123)	(407)	(320)
Amortization and deferral	68	86	4	4

Net periodic benefit cost	$133	$167	$366	$499

	United States Plans		International Plans
	Nine months ended		Nine months ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Service cost	$190	$178	$420	$475
Interest cost	484	477	1,834	1,908
Expected return on plan assets	(468)	(369)	(1,201)	(947)
Amortization and deferral	181	249	12	11

Net periodic benefit cost	$387	$535	$1,065	$1,447

Significant assumptions used in the accounting for the pension benefit plans are as follows:

	United States Plans		International Plans
	Nine months ended		Nine months ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Discount rate	6.5%	6.0%	3.8 - 6.0%	4.3 - 6.0%
Expected return on plan assets	8.0%	8.0%	5.5 - 7.0%	5.5 - 7.5%
Rate of compensation increase	N/A	N/A	2.0 - 3.5%	2.0 - 3.5%

The Company presently anticipates contributing approximately $1,800 to its defined benefit pension plans in fiscal 2011, based on current actuarial information.

The Company has defined contribution plans covering all U.S. based employees who are not covered by a collective bargaining agreement and substantially all UK employees, both direct and salaried.

NOTE 12: Stock-Based Compensation

As of January 2, 2011, the Company maintains an Equity Incentive Plan for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of equity-based compensation. As of January 2, 2011, the Company had 3,161,043 shares available for future grants.

The Company recognized equity-based compensation expense associated with its equity incentive plans of $2,367, with a related tax benefit of $511, for the third quarter of fiscal 2011, and $1,633, with a related tax benefit of $490, for the third quarter of fiscal 2010. The Company recognized equity-based compensation expense associated with its equity incentive plans of $6,694, with a related tax benefit of $1,726, for the nine months of fiscal 2011, and $5,374, with a related tax benefit of $1,612, for the nine months of fiscal 2010.

Common stock activity for the nine months of fiscal 2011 included the exercise of 1,332,198 options for $16,900 and the vesting of 176,149 of restricted stock and restricted stock units. Common stock activity for the nine months of fiscal 2010 included the exercise of 280,859 options for $1,856 and the vesting of 96,717 of restricted stock and restricted stock units.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Stock options issued prior to fiscal 2009 vest and become exercisable 25% per year over a four-year period from the date of grant. Stock options issued in fiscal 2009 and 2010 generally vest and become exercisable 33.3% per year over a three-year period from the date of grant. Stock options generally expire 10 years from the date of grant. No stock options were granted during the first nine months of fiscal 2011.

Restricted Stock

The Company approved grants of restricted stock at the fair market value of the Company’s common stock on the date of grant and vests 25% per year over a four-year period from the date of grant. No restricted stock was granted during the nine months of fiscal 2011.

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

Market share units are granted at fair value on the date of grant and vest and are settled in common stock on the third anniversary of the date of grant. Market share units are converted into between zero and two shares of common stock for each unit granted at the end of a three-year performance cycle. The conversion ratio is calculated by dividing the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the vesting date by the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the grant date, with the resulting quotient capped at two. This quotient is then multiplied by the number of market share units granted to yield the number of shares of common stock to be delivered on the vesting date.

The compensation cost to be recorded is based on the fair value at the grant date. The fair value of the restricted stock units granted in fiscal 2011 was based on the market price of $25.67 per share at the date of grant. The fair value of the market share units granted in the first quarter of fiscal 2011 was estimated at the date of grant at $34.45 per share using a binominal matrix-pricing model with the following assumptions: a risk-free interest rate of 1.30%, dividend yield of zero, time to maturity of 3 years and expected volatility of 43.0%.

As of January 2, 2011, 742,685 restricted stock units and 124,093 market share units were outstanding. At March 31, 2010, 608,630 restricted stock units were outstanding.

NOTE 13: Earnings Per Share

Net earnings per share—basic is based on the weighted average number of shares of the Company’s common stock outstanding. Net earnings per share—diluted gives effect to all potentially dilutive common shares that were outstanding during the period. As of January 2, 2011 and December 27, 2009, the Company had outstanding stock options, restricted stock, market share units and restricted stock units that could potentially dilute basic earnings per share in the future. Weighted average common shares—basic and common shares—diluted were as follows:

	Quarter ended		Nine months ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Weighted average shares of common stock outstanding—basic	49,564,495	48,179,030	49,168,320	48,048,812
Assumed exercise and lapse of equity awards, net of shares assumed reacquired	767,059	662,826	672,037	662,758

Weighted average common shares—diluted	50,331,554	48,841,856	49,840,357	48,711,570

Anti-dilutive equity awards not included in weighted average common shares—diluted	250,559	871,242	390,669	1,479,926

The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes that the Company sold in May 2008, is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the third quarters and nine months of fiscal 2011 and 2010, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

NOTE 14: Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA

•	Europe, which includes Europe, the Middle East and Africa, with segment headquarters in Zurich, Switzerland

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore

The following table provides selected financial data for the Company’s reportable business segments:

	Quarter ended		Nine months ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Net sales by segment
Europe	$236,403	$209,590	$632,263	$533,748
Americas	224,602	179,115	651,442	493,904
Asia	47,591	32,553	132,703	101,196

Total net sales	$508,596	$421,258	$1,416,408	$1,128,848

Operating earnings by segment
Europe	$15,927	$7,910	$35,122	$9,947
Americas	31,008	23,907	91,086	61,872
Asia	3,139	4,904	9,315	16,287
Restructuring charges (Europe)	(1,754)	(1,063)	(5,227)	(7,048)
Restructuring charges (Americas)	—	—	—	(717)
Bargain purchase gain (Europe)	—	2,919	—	2,919

Total operating earnings	$48,320	$38,577	$130,296	$83,260

NOTE 15: Subsequent Events

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since January 2, 2011 that required recognition or disclosure in the Condensed Consolidated Financial Statements.

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

Overview

We are the global leader in stored energy solutions for industrial applications. We manufacture, market and distribute related products such as chargers, power equipment and battery accessories, and we provide related after-market and customer-support services for industrial batteries. We market and sell our products globally to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force.

We operate and manage our business in three geographic regions of the world — Americas, Europe and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the United States, and approximately 60% of our net sales are generated outside of the United States. Under the criteria of the FASB guidance, the Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with our segment headquarters in Reading, Pennsylvania, USA

•	Europe, which includes Europe, the Middle East and Africa, with our segment headquarters in Zurich, Switzerland

•	Asia, which includes Asia, Australia and Oceania, with our segment headquarters in Singapore

We evaluate business segment performance based primarily upon operating earnings, exclusive of highlighted items. Highlighted items are those that the Company deems are not indicative of ongoing operating results, including those charges that the Company incurs as a result of restructuring activities and those charges and credits that are not directly related to ongoing business segment performance. All corporate and centrally incurred costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels (see definition of primary working capital in “Liquidity and Capital Resources” below). Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount, due to the significant impact it has on our cash flow.

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

Economic Climate

The global economic recovery that we have experienced since the summer of 2009 is reflected in the increases in our global revenue. Our revenue reached a low point in the first quarter of fiscal 2010; revenue in the third quarter of fiscal 2011 was 50% higher than the low point last year. We are also encouraged by the continued positive trends in our incoming order rate.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro. Volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate significantly as they have in the past several years. The increase in our cost of lead due to increases in average lead prices was approximately $107 million in the nine months of fiscal 2011 compared to the nine months of fiscal 2010.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Beginning in the third quarter of fiscal 2009, as a result of reductions in the cost of lead, our average selling prices began to decline on a sequential quarterly basis. As the cycle of lead costs turned upward in the early part of fiscal 2010, we began to increase average selling prices to help offset the higher costs. During the nine months of fiscal 2011, our selling prices increased to reflect the rising commodity prices. Selling price increases offset approximately $57 million of the increased lead cost of $107 million in the nine months of fiscal 2011. Approximately 35% to 40% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Cost Savings Initiatives-Restructuring

To help improve our level of profitability, we continue to take actions to rationalize and automate our production facilities and move capacity to lower cost facilities.

Cost savings programs remain a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing and raw materials costs and our operating expenses, primarily selling, general and administrative. We accelerated the consolidation of certain operations and additional restructuring of our business during the economic decline in 2008 and 2009.

In fiscal 2011, even as revenue and earnings are improving, we began a further restructuring of our European operations. The benefits of this action are expected to occur in future periods.

We believe that the restructuring actions taken over the last 4 years will have a favorable pre-tax earnings impact of approximately $40 million, or $0.58 per share, on an annualized basis when fully implemented by the end of fiscal 2012.

Liquidity and Capital Resources

Our capital structure and liquidity remain strong. As of January 2, 2011, we had approximately $206 million of cash and cash equivalents, approximately $131 million of undrawn, committed credit lines, and over $92 million of uncommitted credit lines. We believe that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities.

Results of Operations

Net Sales

	Quarter ended January 2, 2011		Quarter ended December 27, 2009		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe	$236.4	46.5%	$209.7	49.8%	$26.7	12.8%
Americas	224.6	44.2	179.0	42.5	45.6	25.4
Asia	47.6	9.3	32.6	7.7	15.0	46.2

Total net sales	$508.6	100.0%	$421.3	100.0%	$87.3	20.7%

	Nine months ended January 2, 2011		Nine months ended December 27, 2009		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Europe	$632.3	44.6%	$533.7	47.3%	$98.6	18.5%
Americas	651.4	46.0	493.9	43.7	157.5	31.9
Asia	132.7	9.4	101.2	9.0	31.5	31.1

Total net sales	$1,416.4	100.0%	$1,128.8	100.0%	$287.6	25.5%

Net sales increased $87.3 million or 20.7% in the third quarter of fiscal 2011 and increased $287.6 million or 25.5% in the nine months of fiscal 2011 from the comparable periods in fiscal 2010. This increase for the quarter was the result of an 18% increase in organic volume, a 3% increase from acquisitions and a 3% increase due to pricing, partially offset by a 3% decrease from weaker foreign currencies, primarily the euro and British pound. The increase for the nine months of fiscal 2011 from the comparable period in fiscal 2010 was the result of a 19% increase in organic volume, a 5% increase from acquisitions and a 5% increase due to pricing, partially offset by a 3% decrease from weaker foreign currencies.

Segment sales

The improving economic and market conditions have had a significant impact on our unit sales volume. All of our segments experienced organic volume improvements in the third quarter of fiscal 2011, compared to the comparable period of 2010.

Our Europe segment’s net sales increased $26.7 million or 12.8% in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, primarily due to an increase in organic volume of 14%. Price increases and acquisitions contributed approximately 5% and 2%, respectively, to the improvement, which was partially offset by an 8% decrease due to weaker foreign currencies. Our Europe segment’s revenue increased $98.6 million or 18.5% in the nine months of fiscal 2011, as compared to the nine months of fiscal 2010, primarily due to an increase in organic volume which contributed approximately a 16% increase, complemented by increases of approximately 7% and 4% due to price and acquisitions, respectively, partially offset by an 8% decrease from weaker foreign currencies.

Our Americas segment’s revenue increased $45.6 million or 25.4% in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, primarily due to higher organic volume, which contributed approximately an 18% increase. Pricing, acquisitions and foreign currency changes contributed approximately 1%, 5% and 1%, respectively, to the improvement. Our Americas segment’s revenue increased $157.5 million or 31.9% in the nine months of fiscal 2011, as compared to the nine months of fiscal 2010, primarily due to higher organic volume which contributed approximately a 21% increase and pricing, acquisitions and foreign currency changes contributed approximately 4%, 6% and 1%, respectively.

Our Asia segment’s revenue increased $15.0 million or 46.2% in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, primarily due to higher organic volume of 42% and 7% due to foreign currency changes, partially offset by lower pricing of 3%. Our Asia segment’s revenue increased $31.5 million or 31.1% in the nine months of fiscal 2011, as compared to the nine months of fiscal 2010, primarily due to higher organic volume which contributed approximately a 27% increase and 5% due to foreign currency changes, partially offset by lower pricing of 1%. The pricing environment in Asia continues to be challenging.

Product line sales

	Quarter ended January 2, 2011		Quarter ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$252.9	49.7%	$213.3	50.6%	$39.6	18.6%
Motive Power	255.7	50.3	208.0	49.4	47.7	22.9

Total net sales	$508.6	100.0%	$421.3	100.0%	$87.3	20.7%

	Nine months ended January 2, 2011		Nine months ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Reserve Power	$707.8	50.0%	$594.1	52.6%	$113.7	19.1%
Motive Power	708.6	50.0	534.7	47.4	173.9	32.5

Total net sales	$1,416.4	100.0%	$1,128.8	100.0%	$287.6	25.5%

Sales of our reserve power products in the third quarter and nine months of fiscal 2011 increased $39.6 million or 18.6% and $113.7 million or 19.1%, respectively, compared to the comparable periods of fiscal 2010. In the third quarter of fiscal 2011, organic volume growth contributed 18% of the increase, pricing and acquisitions contributed approximately 2% and 1%, respectively, to the improvement, which was partially offset by a 2% decrease due to foreign currency changes. In the nine months of fiscal 2011, higher organic volume was approximately 17%, pricing and acquisitions contributed approximately 3% and 2%, respectively, to the improvement, which was partially offset by a 3% decrease due to foreign currency changes.

Sales of our motive power products in the third quarter and nine months of fiscal 2011 increased $47.7 million or 22.9% and $173.9 million or 32.5%, respectively, compared to the comparable periods of fiscal 2010. The third quarter increase was primarily due to higher organic volume, which contributed approximately an 18% increase. Pricing and acquisitions contributed 3% and 6%, respectively, to the improvement which was partially offset by a 4% decrease due to foreign currency changes. In the nine months of fiscal 2011, organic volume increase was approximately 21% with pricing and acquisitions each contributing 8%, partially offset by a 4% decrease due to foreign currency changes.

Gross Profit

	Quarter ended January 2, 2011		Quarter ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$117.9	23.2%	$98.3	23.3%	$19.6	19.9%

	Nine months ended January 2, 2011		Nine months ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Gross Profit	$325.2	23.0%	$264.4	23.4%	$60.8	23.0%

Gross profit increased 19.9% or $19.6 million in the third quarter of fiscal 2011, and increased 23.0% or $60.8 million in the nine months of fiscal 2011 when compared to the comparable periods of fiscal 2010.

Gross profit, as a percentage of net sales decreased 10 basis points in the third quarter and 40 basis points in the nine month period of fiscal 2011, when compared to the comparable periods of fiscal 2010. This decrease is primarily attributed to higher commodity costs offset by on-going cost reduction programs and higher selling prices, as discussed below. In addition, significantly higher volumes in the fiscal 2011 periods were a benefit to the gross profit margin.

We estimate that the cost of lead alone, our most significant raw material, increased our cost of sales by approximately $18.0 million and $107.0 million, respectively, in the third quarter and nine months of fiscal 2011, compared to the comparable periods in fiscal 2010. Selling price increases offset approximately $11 million and $57 million, respectively, of the increased lead cost in the third quarter and in the nine months of fiscal 2011.

Our sales initiatives will continue to emphasize pricing activities to improve gross profit and continue to focus on improving product mix to higher margin products.

Additionally, we remain highly focused on our long-standing and on-going cost reduction programs, which we believe continue to be highly effective in reducing our costs.

Operating Items

	Quarter ended January 2, 2011		Quarter ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$67.8	13.3%	$61.6	14.6%	$6.2	10.1%

Bargain purchase gain	$—	—	$(2.9)	(0.7)%	$2.9	NM

Restructuring charges	$1.8	0.4%	$1.1	0.3%	$0.7	65.0%

	Nine months ended January 2, 2011		Nine months ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Operating expenses	$189.7	13.4%	$176.3	15.6%	$13.4	7.6%

Bargain purchase gain	$—	—	$(2.9)	(0.3)%	$2.9	NM

Restructuring charges	$5.2	0.4%	$7.8	0.7%	$(2.6)	(32.7)%

Operating expenses as a percentage of net sales decreased 130 basis points and 220 basis points respectively, in the third quarter and nine months of fiscal 2011 in comparison to the comparable periods of fiscal 2010. This decrease in the percentage is largely the result of leveraging our operating expenses with higher revenue. Operating expenses, excluding the effect of foreign currency translation, increased 11.7% or $7.1 million in the third quarter of fiscal 2011 and increased 9.3% or $16.2 million in the nine months of fiscal 2011 when compared to the comparable periods of fiscal 2010, due primarily to higher sales volume. Selling expenses, our main component of operating expenses, were 58.6% and 59.2% of total operating expenses in the third quarter and nine months of fiscal 2011 compared to 57.2% and 58.1% of total operating expenses in the third quarter and nine months of fiscal 2010.

Restructuring charges

Included in our third quarter and nine months of fiscal 2011 operating results are $1.8 million and $5.2 million, respectively, of restructuring charges primarily for staff reductions made in Europe. Included in our operating earnings for the third quarter and nine months of fiscal 2010 were restructuring charges of $1.1 million and $7.8 million, respectively. These were primarily for staff reductions made in Europe and the Americas.

Operating Earnings

	Quarter ended January 2, 2011		Quarter ended December 27, 2009		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage
Europe	$15.9	6.7%	$7.9	3.8%	$8.0	NM %
Americas	31.0	13.8	24.0	13.3	7.0	29.7
Asia	3.2	6.6	4.9	15.1	(1.7)	(36.0)

Subtotal	50.1	9.8	36.8	8.7	13.3	36.4
Restructuring charges-Europe	(1.8)	(0.7)	(1.1)	(0.5)	(0.7)	(65.0)
Bargain purchase gain-Europe	—	—	2.9	1.4	(2.9)	NM

Total operating earnings	$48.3	9.5%	$38.6	9.2%	$9.7	25.3%

	Nine months ended January 2, 2011		Nine months ended December 27, 2009		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage
Europe	$35.1	5.6%	$10.0	1.9%	$25.1	NM %
Americas	91.1	14.0	61.9	12.5	29.2	47.2
Asia	9.3	7.0	16.3	16.1	(7.0)	(42.8)

Subtotal	135.5	9.6	88.2	7.8	47.3	53.8
Restructuring charges-Europe	(5.2)	(0.8)	(7.1)	(1.3)	1.9	25.8
Restructuring charges-Americas	—	—	(0.7)	(0.1)	0.7	NM
Bargain purchase gain-Europe	—	—	2.9	0.4	(2.9)	NM

Total operating earnings	$130.3	9.2%	$83.3	7.4%	$47.0	56.5%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

Operating earnings increased 25.3% or $9.7 million in the third quarter and increased 56.5% or $47.0 million in the nine months of fiscal 2011 in comparison to the third quarter and nine months of fiscal 2010. Operating earnings as a percentage of net sales, as shown in the table above, increased 30 basis points in the third quarter of fiscal 2011 and increased 180 basis points in the nine months of fiscal 2011 when compared to the comparable periods in fiscal 2010. The improvements in the percentage were due primarily to the growth of revenue at a significantly higher rate than the increase in operating expenses since a large portion of operating expenses are relatively fixed. Operating earnings improved primarily due to higher sales volume, price realization and cost reduction initiatives, partially offset by higher commodity costs. There were additional offsets from restructuring charges in Europe in fiscal 2011 and in Europe and Americas in fiscal 2010. Operating earnings for the third quarter and the nine months of fiscal 2010 were favorably affected by a bargain purchase gain of $2.9 million on the acquisition of Oerlikon.

We experienced a substantial increase in operating earnings in our Europe segment in the third quarter of fiscal 2011 in comparison to the comparable quarter in the prior year, with the operating margin increasing 290 basis points to 6.7%. This improvement in our Europe segment earnings is primarily attributable to an improvement in organic volume and pricing, and benefits of the restructuring programs on both production and operating expenses, partially offset by higher commodity costs.

Our Americas segment had an increase in operating earnings in the third quarter of fiscal 2011 in comparison to the comparable quarter in the prior year, with the operating margin increasing 50 basis points to 13.8%. The margin improvement was primarily from higher sales volume and price realization combined, partially offset by higher commodity costs.

Operating earnings decreased in our Asia segment in the third quarter of fiscal 2011 in comparison to the comparable quarter in the prior year, with the operating margin decreasing to 6.6% from 15.1%. Higher manufacturing costs, freight costs and expenses related to business development in the Asian region, coupled with the impact of lower pricing, contributed to the lower operating margins, partially offset by higher sales volume in Asia compared to the third quarter of fiscal 2010. The higher manufacturing costs were partially the result of expenses associated with the transition of our Shenzhen, China operations from a manufacturing and sales and distribution center, to a light assembly and sales and distribution center. Business development expenses relate to initial start up costs as part of our efforts to establish a presence in India, as well as expansion in China with the construction of our new Chongqing manufacturing facility.

Operating earnings almost tripled in our Europe segment in the nine months of fiscal 2011 in comparison to the comparable period in the prior year, with the operating margin increasing 370 basis points to 5.6%. This major improvement in Europe earnings is primarily attributable to an increase of 16% in organic volume and 7% of pricing as European macro-economic conditions improved and the benefits of the restructuring programs on both production and operating expenses.

Operating earnings in our Americas segment increased 47.2% in the nine months of fiscal 2011 in comparison to the comparable period in the prior year, while the operating margin increased 150 basis points to 14.0%. Earnings improved in our Americas segment due primarily to 21% increase in organic volumes from improved macro-economic conditions and 4% pricing.

Operating earnings in our Asia segment decreased 42.8% in the nine months of fiscal 2011 in comparison to the comparable period in the prior year, with the operating margin as a percentage of sales decreasing from 16.1% to 7.0%. This reduction in our Asia segment earnings was primarily due to higher commodity and freights costs, higher manufacturing costs, and expenses related to business development in the Asian region, along with lower pricing, partially offset by higher sales volume. In addition, the nine month period of fiscal 2010 benefited from a $1.1 million gain from the sale of assets. The higher manufacturing costs and business development expenses for the nine month period were as described earlier for the recent quarter.

Interest Expense

	Quarter ended January 2, 2011		Quarter ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$5.6	1.1%	$5.7	1.4%	$(0.1)	(1.0)%

	Nine months ended January 2, 2011		Nine months ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Interest expense	$17.7	1.3%	$16.7	1.5%	$1.0	6.1%

Interest expense of $5.6 million in the third quarter of fiscal 2011 (net of interest income of $0.2 million) was $0.1 million lower than the interest expense of $5.7 million in the third quarter of fiscal 2010 (net of interest income of $0.5 million). Interest expense of $17.7 million in the nine months of fiscal 2011 (net of interest income of $0.8 million) was $1.0 million higher than the $16.7 million (net of interest income of $1.4 million) in the nine months of fiscal 2010.

The decrease in interest expense in the third quarter of fiscal 2011 compared to the third quarter of 2010 is attributable primarily to lower borrowing levels partially offset by higher non-cash accretion on our Convertible Notes and higher effective interest rates on our interest rate swaps.

The increase in interest expense in the nine months of fiscal 2011 compared to the nine months of 2010 is attributable primarily to more days in the nine month period of fiscal 2011 versus fiscal 2010, higher non-cash accretion on our Convertible Notes, the write off of non-cash deferred financing fees due to the early payment of the Euro Term Loan, and higher effective interest rates on our interest rate swaps, partially offset by lower borrowing levels.

Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $334.2 million and $344.7 million in the third quarter and nine months of fiscal 2011, respectively, compared to $362.2 million and $367.3 million, respectively, in the third quarter and nine months of fiscal 2010. The average Convertible Notes discount excluded from our average debt outstanding was $33.0 million and $34.4 million, respectively in the third quarter and nine months of fiscal 2011 and $38.7 million and $40.1 million, respectively, in the third quarter and nine months of fiscal 2010.

Included in interest expense is non-cash, accreted interest on the Convertible Notes of $1.5 million and $4.4 million, respectively, in the third quarter and nine months of fiscal 2011 and $1.4 million and $4.0 million, respectively, in the third quarter and nine months of fiscal 2010.

Also included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $1.5 million, respectively, in the third quarter and nine months of fiscal 2011, compared to $0.4 million and $1.4 million, respectively, in the third quarter and nine months of fiscal 2010.

Other (Income) Expense, Net

	Quarter ended January 2, 2011		Quarter ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other (income) expense, net	$(0.4)	0.0%	$1.5	0.4%	$(1.9)	NM

	Nine months ended January 2, 2011		Nine months ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Other expense, net	$0.6	0.0%	$4.2	0.4%	$(3.6)	(84.8)%

Other (income) expense, net was ($0.4) million for the third quarter of fiscal 2011 compared to $1.5 million in the third quarter of fiscal 2010. This favorable impact is mainly attributable to net foreign currency transaction gains.

Other expense, net was $0.6 million in the nine months of fiscal 2011 compared to $4.2 million in the comparable period of fiscal 2010. This $3.6 million favorable change is primarily attributed to $2.9 million lower foreign currency transaction losses in the current fiscal period.

Earnings Before Income Taxes

	Quarter ended January 2, 2011		Quarter ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$43.1	8.4%	$31.5	7.5%	$11.6	36.9%

	Nine months ended January 2, 2011		Nine months ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Earnings before income taxes	$112.0	7.9%	$62.4	5.5%	$49.6	79.4%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2011 increased $11.6 million compared to the third quarter of fiscal 2010 and earnings before income taxes in the nine months of fiscal 2011 increased $49.6 million compared to nine months of fiscal 2010. Earnings before income taxes as a percentage of sales were 8.4% and 7.9% respectively, in the third quarter and nine months of fiscal 2011 in comparison to 7.5% and 5.5%, respectively, in the third quarter and nine months of fiscal 2010.

Income Tax Expense

	Quarter ended January 2, 2011		Quarter ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$9.4	1.8%	$8.3	2.0%	$1.1	12.0%

Effective tax rate	21.6%		26.4%		(4.8)%

	Nine months ended January 2, 2011		Nine months ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Income tax expense	$28.7	2.0%	$18.0	1.6%	$10.7	59.5%

Effective tax rate	25.6%		28.8%		(3.2)%

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the third quarters of fiscal 2011 and fiscal 2010 were based on the estimated effective tax rates applicable for the full years ending March 31, 2011 and March 31, 2010, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the third quarters of fiscal 2011 and fiscal 2010 were 21.6% and 26.4%, respectively. The effective income tax rates for the nine months of fiscal 2011 and fiscal 2010 were 25.6% and 28.8%, respectively. The rate decreases in the third quarter and nine months of fiscal 2011 as compared to the comparable prior year periods are primarily due to a change in the mix of earnings among tax jurisdictions and the favorable settlement of a foreign tax audit of $2.5 million during the third quarter of fiscal 2011, resulting in the release of associated tax liabilities under FASB guidance.

Net Earnings

	Quarter ended January 2, 2011		Quarter ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$33.7	6.6%	$23.2	5.5%	$10.5	45.8%

	Nine months ended January 2, 2011		Nine months ended December 27, 2009		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	Percentage
Net earnings	$83.3	5.9%	$44.5	3.9%	$38.8	87.4%

As a result of the above, net earnings in the third quarter of fiscal 2011 were $33.7 million or 6.6% of net sales, compared to net earnings in the third quarter of fiscal 2010 of $23.2 million or 5.5% of net sales. Net earnings in the nine months of fiscal 2011 were $83.3 million or 5.9% of net sales, compared to net earnings in the nine months of fiscal 2010 of $44.5 million or 3.9% of net sales.

Net earnings per common share in the third quarter of fiscal 2011 were $0.68 per basic share and $0.67 per diluted share, compared to $0.48 per basic share and $0.47 per diluted share in the third quarter of fiscal 2010. Net earnings per common share in the nine months of fiscal 2011 were $1.69 per basic share and $1.67 per diluted share, compared to $0.93 per basic share and $0.91 per diluted share in the nine months of fiscal 2010.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Liquidity and Capital Resources

During the nine months of fiscal 2011, cash from operating activities of $44.9 million was provided primarily from net earnings of $83.3 million and depreciation and amortization of $33.2 million, substantially offset by cash used for the increase in primary working capital of $70.9 million in a period of rising sales. In the nine months of fiscal 2010, cash from operating activities of $110.2 million was provided primarily from net earnings of $44.5 million, depreciation and amortization of $33.3 million, augmented by positive cash flow from reduced primary working capital of $34.8 million, as we improved primary working capital percentage from 27.8% at March 31, 2009 to 26.2% at December 27, 2009.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $511.5 million (yielding a primary working capital percentage of 25.1%) at January 2, 2011, $441.8 million (yielding a primary working capital percentage of 26.2%) at December 27, 2009, and $439.7 million (yielding a primary working capital percentage of 24.4%) at March 31, 2010. The primary working capital percentage of 25.1% at January 2, 2011 is 0.7 percentage points above that for March 31, 2010, and 1.1 percentage points below that for the prior year quarter.

Primary working capital increased during the nine months of fiscal 2011 due to an increase in accounts receivable and inventory, partially offset by an increase in accounts payable. Trade receivables increased as a result of the increase in revenue. We experienced a planned increase in inventory, partly in preparation for anticipated new business. Relative to recent quarterly sales, the inventory level is now below that of the first quarter of this fiscal year since most of the increase in inventory, excluding the impact of foreign currency translation, took place in the first quarter. Accounts payable in the nine months of fiscal 2011 increased modestly with the relative increase in sales.

Primary working capital and primary working capital percentages at January 2, 2011, March 31, 2010 and December 27, 2009 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
January 2, 2011	$420.2	$305.8	$(214.5)	$511.5	$2,034.4	25.1%
March 31, 2010	383.6	254.4	(198.3)	439.7	1,802.1	24.4%
December 27, 2009	374.1	251.6	(183.9)	441.8	1,685.0	26.2%

Investing activities used cash of $42.2 million in the nine months of fiscal 2011, compared to cash used of $52.2 million in the comparable period in fiscal 2010. This decrease was primarily due to limited acquisition activity of $1.4 million in the nine months compared to $22.7 million for the comparable period of fiscal 2010. Partially offsetting this decrease was an increase in capital expenditures to $41.2 million in the nine months of fiscal 2011 compared to $30.7 million for the comparable period of fiscal 2010. Capital spending in fiscal 2011 includes the construction of our new manufacturing facility currently being built in Chongqing, China.

Financing activities provided cash of $1.0 million in the nine months of fiscal 2011, primarily reflecting repayment of long-term debt of $23.8 million, offset by the exercise of stock options and the related tax benefits that contributed $24.2 million. Financing activities used cash of $16.9 million in the nine months of fiscal 2010, primarily reflecting the scheduled payments of long-term debt and repayments of short-term debt totaling $19.7 million, partially offset by the exercise of stock options and the related tax benefits totaling $3.2 million.

As a result of the above, total cash and cash equivalents increased by $4.8 million to $205.8 million in the nine months of fiscal 2011 compared to an increase of $47.8 million to $211.0 million in the comparable period of fiscal 2010.

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

We are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for a detailed description of debt.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At January 2, 2011 and March 31, 2010, such agreements effectively convert $125.0 million and $170.0 million, respectively, of our variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements. The following commentary provides details for the outstanding interest rate swap agreements:

In October 2005, we entered into interest rate swap agreements to fix interest rates on $75.0 million of floating rate debt through December 22, 2010. The fixed rates per year plus an applicable credit spread began December 22, 2005, and were 4.25% during the first year, 4.525% the second year, 4.80% the third year, 5.075% the fourth year, and 5.47% in the fifth year. In connection with the issuance of $172.5 million aggregate principal amount of Convertible Notes and the repayment of a portion of the senior secured Term Loan B in May 2008, we terminated $30.0 million of these interest rate swap agreements at a loss of $1.2 million. The remaining $45.0 million matured on December 22, 2010.

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

A 100 basis point increase in interest rates would increase interest expense by approximately $0.7 million on the non-hedged variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
January 2, 2011	$35.5	34.9	$1.02	8%
March 31, 2010	$60.7	63.4	$0.96	17%
December 27, 2009	$32.3	33.8	$0.95	10%

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 93% of the cost of our lead requirement is known. This takes into account the hedge contracts in place at January 2, 2011, lead purchased by January 2, 2011 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would increase our cost of goods sold by approximately $12 million or 2% of net sales based on revenue and costs in the third quarter of fiscal 2011.

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

Our largest exposure is from the purchase and conversion of U.S. dollar-based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany and third party trade transactions. To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. As of January 2, 2011 and March 31, 2010, we had contracts outstanding of $75.7 million and $64.2 million, respectively, as follows:

	January 2, 2011				March 31, 2010
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell euros for U.S. dollars	$15.4	$/€	1.35	8%	$25.6	$/€	1.37	18%
Sell euros for Polish zloty	36.3	PLN/€	4.02	47%	30.5	PLN/€	4.11	52%
Sell euros for British pounds	19.3	€/£	0.85	53%	8.1	€/£	0.89	46%
Sell U.S. dollars for Chinese renminbi	3.4	¥/$	6.56	23%	—		—	—
Other	1.3				—

Total	$75.7				$64.2

(1)	Based on the fiscal year currency requirements.

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

PART II — OTHER INFORMATION

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
October 4 – October 31, 2010	—	$—	—	—
November 1 – November 28, 2010	2,839	25.96	—	—
November 29 – January 2, 2011	937	31.57	—	—

Total	3,776	$27.35	—	—

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ MICHAEL J. SCHMIDTLEIN
Michael J. Schmidtlein Senior Vice President Finance & Chief Financial Officer

Date: February 9, 2011

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