Form 10-K
period 2011-03-31
EnerSys
filed 2011-05-31
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2011 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-32253

ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at October 3, 2010: $1,149,080,278 (1) (based upon its closing transaction price on the New York Stock Exchange on October 1, 2010).

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 26, 2011:                          50,218,589 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 4, 2011 are incorporated by reference in Part III of this Annual Report.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw material in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in our products;

•	risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize their capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	unanticipated litigation and regulatory proceedings to which we might be subject;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	unanticipated quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, manufacturing expansion and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

•

our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	our ability to maintain our existing credit facilities or obtain satisfactory new credit facilities;

•	adverse changes in our short and long-term debt levels under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain good relations with labor unions;

•	credit risk associated with our customers, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure; and

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

For the Fiscal Year Ended March 31, 2011

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

We have two primary industrial battery product lines: reserve power products and motive power products. Net sales classifications by product line are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or “UPS”, applications for computer and computer-controlled systems, and other specialty power applications, including security systems, for premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities and energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships, tactical vehicles and portable energy packs.

•

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting and other rail equipment.

Additionally, see Note 1 to the Consolidated Financial Statements for information on segment reporting and Note 24 for revenue by country and other required disclosures.

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2011”, which refers to our fiscal year ended March 31, 2011. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2011 ended on July 4, 2010, October 3, 2010, January 2, 2011, and March 31, 2011, respectively. The four quarters in fiscal 2010 ended on June 28, 2009, September 27, 2009, December 27, 2009, and March 31, 2010, respectively.

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

Today, our reserve power batteries are marketed and sold principally under the ABSL, ABSL Power, ABSL Space, ArmaSafePlus, Cyclon, DataSafe, Genesis, Hawker, Odyssey, Oerlikon Battery, PowerSafe and SuperSafe brands. Our motive power batteries are marketed and sold principally under the Douglas Battery, Express, Fiamm Motive Power, General Battery, Hawker and Ironclad brands. We also manufacture and sell related DC power products including chargers, electronic power equipment and a wide variety of battery accessories. Our battery products span a broad range of sizes, configurations and electrical capacities, enabling us to meet a wide variety of customer applications.

In 2004, EnerSys completed an initial public offering (the “IPO”). The Company’s Registration Statement (SEC File No. 333-115553) for its IPO was declared effective by the Securities and Exchange Commission (the “SEC”) and the Company’s common stock commenced trading on the New York Stock Exchange, under the trading symbol “ENS.”

We have expanded our product offerings and services globally through internal growth and acquisitions.

During March 2002, we acquired the reserve power and motive power business of the Energy Storage Group of Invensys plc. (“ESG”). During fiscal years 2003 through 2009, we acquired twelve battery businesses around the globe.

During fiscal 2010, we made three acquisitions, the most significant of which was the acquisition of the industrial battery businesses of the Swiss company Accu Holding AG, which included the acquisition of the stock of OEB Traction Batteries and the operating assets and liabilities of Oerlikon Stationery Batteries and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”).

During fiscal 2011, we made three acquisitions, the most significant of which was the acquisition of a lithium-ion battery business, ABSL Power Solutions Ltd. (“ABSL”). We have also expanded thin-plate pure-lead technology (“TPPL”) capacity at our facilities in Warrensburg, MO and Newport, UK.

Liquidity and Capital Resources

Our financial position is strong and we have substantial liquidity with $109 million of available cash and cash equivalents and undrawn committed and uncommitted credit lines of approximately $356 million at March 31, 2011 to cover short-term liquidity requirements. Our new $350 million 2011 senior secured revolving credit facility (“2011 Credit Facility”), which we entered into in March 2011, is committed through March 2016 as long as we continue to comply with its covenants and conditions. The facility includes an early termination provision under which the Company is required to meet a liquidity test in February 2015 related to its capacity to meet certain potential funding obligations of the $172.5 million senior unsecured 3.375% convertible notes (“Convertible Notes”) in June 2015. The new credit facility provides us with more favorable terms and conditions and an extended maturity which will allow us considerable flexibility to fund both our organic growth as well as strategic acquisitions.

The Convertible Notes were issued in May 2008 with a face amount of $172.5 million and can be put to the Company for payment in cash or common stock of EnerSys in 2015. Other than the 2011 Credit Facility and the Convertible Notes, we have no other significant amount of debt maturing in the near future.

During the fourth quarter of fiscal 2011, we executed the 75.0 million Chinese Renminbi (RMB) ($11.5 million) credit facility (“China Term Loan”). This is a six-year term loan to provide a portion of the capital requirements for our operations in China. At March 31, 2011, we had drawn RMB 40.0 million ($6.1 million). This term loan currently bears interest at a rate of 7.26% per annum, adjusted annually, based on the official Peoples Bank of China Bank Rate and is payable in quarterly installments of RMB 2.0 million ($0.3 million) commencing in April 2012.

(See Liquidity and Capital Resources in Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Notes 8, 11 and 12 in Notes to Consolidated Financial Statements in Item 8).

Our Customers

We serve over 10,000 customers in over 100 countries, on a direct basis or through our distributors. We are not overly dependent on any particular end market. Our customer base is highly diverse and no single customer accounts for more than 5% of our revenues.

Our reserve power customers consist of regional customers as well as global customers. These customers are in diverse markets including telecom, UPS, electric utilities, security systems, emergency lighting, premium starting, lighting and ignition applications and space satellites. In addition, we sell our aerospace and defense products in numerous countries, including the governments of the U.S., Germany and the U.K. and to major defense and aviation original equipment manufacturers (“OEMs”).

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

We distribute, sell and service our motive power products throughout the world, principally through company-owned sales and service facilities, as well as through independent manufacturers’ representatives. We believe we are one of the only battery manufacturers in the motive power battery industry that operates a primarily company-owned service network. This company owned network allows us to offer high-quality service, including preventative maintenance programs and customer support. Our warehouses and service locations enable us to respond quickly to customers in the markets we serve. We believe that the extensive industry experience of our sales organization results in strong long-term customer relationships.

Manufacturing and Raw Materials

We manufacture and assemble reserve power and motive power batteries and related products at manufacturing facilities located in the Americas, Europe and Asia. With a view toward projected demand, we strive to optimize and balance capacity at our battery manufacturing facilities located around the world, while simultaneously minimizing our product cost. By taking a global view of our manufacturing requirements and capacity, we are better able to anticipate potential capacity bottlenecks and equipment and capital funding needs.

The primary raw materials used to manufacture our products include lead, plastics, steel and copper. We purchase lead from a number of leading suppliers throughout the world. Because lead is traded on the world’s commodity markets and its price fluctuates daily, we periodically enter into hedging arrangements for a portion of our projected requirements to reduce the volatility of our costs.

Competition

The industrial battery market is highly competitive both among competitors who manufacture and sell industrial batteries and among customers who purchase industrial batteries. Our competitors range from development stage companies to large domestic and international corporations. Certain of our competitors produce energy storage products utilizing technologies that we do not produce at this time. We compete primarily on the basis of reputation, product quality, reliability of service, delivery and price. We believe that our products and services are competitively priced.

Europe

We believe we have the largest market share in the European industrial battery market. We compete principally with Exide Technologies in the reserve and motive products markets; FIAMM, NorthStar, SAFT as well as Chinese producers in the reserve products market; and Hoppecke in the motive products market.

Americas

We believe we have the largest market share in the Americas industrial battery market. We compete principally with Exide Technologies and East Penn Manufacturing in the reserve and motive products markets; and C&D Technologies Inc., NorthStar, SAFT and EaglePicher (OM Group) in the reserve products market.

Asia

We have a small share of the fragmented Asian industrial battery market. We compete principally with GS-Yuasa, Shin-Kobe and Zibo Torch in the motive products market and Coslight, Narada and China Shoto in the reserve products market.

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

Although other manufacturers may possess certain TPPL technology, we believe we are the only manufacturer of products using this technology in the reserve power markets. Some aspects of this technology may be patented in the future. In any event, we believe that a significant capital investment would be required by any party desiring to produce products using TPPL technology for these markets.

We own or possess exclusive and non-exclusive licenses and other rights to use a number of trademarks in various jurisdictions. We have obtained registrations for many of these trademarks in the United States and other jurisdictions. Our various trademark registrations currently have durations of approximately 10 to 20 years, varying by mark and jurisdiction of registration and may be renewable. We endeavor to keep all of our material registrations current. We believe that many such rights and licenses are important to our business by helping to develop strong brand-name recognition in the marketplace. Some of the significant (registered and unregistered) trademarks that we use include: ArmaSafePlus, Cyclon, DataSafe, Deserthog, Douglas Battery, Douglas Legacy, Energia , FIAMM Motive Power, General Battery, Genesis, Hawker, HUP, Ironclad, LifeGuard, LifePlus, Life Speed, LifeTech, Loadhog, Odyssey, Oerlikon Battery, Oldham, Perfect Plus, PowerGuard, PowerSafe, ProSeries, Redion, Smarthog, Superhog, Supersafe, TeleData, Varta, Waterless, Wi-IQ, Workhog and XFC Flex.

Seasonality

Our business generally does not experience significant quarterly fluctuations in net sales as a result of weather or other trends that can be directly linked to seasonality patterns. However, our earnings are impacted by our summer manufacturing shutdowns and holidays primarily in North America and Western Europe.

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

Employees

At March 31, 2011, we had approximately 8,400 employees. Of these employees, approximately 40% were covered by collective bargaining agreements. The average term of these agreements is two years, with the longest term being four years. These agreements expire over the period from calendar years 2011 to 2014.

We consider our employee relations to be good. Historically, we have not experienced any significant labor unrest or disruption of production.

Environmental Matters

In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and changing environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, we are required to comply with the regulation issued from the European Economic Union called Registration, Evaluation, Authorization and Restriction of Chemicals or “REACH,” that entered into force on June 1, 2007. Under the regulation, companies which manufacture or import more than one ton of a chemical substance per year will be required to register it in a central database administered by the new European Chemicals Agency. REACH will require a registration, over a period of 11 years, of some 30,000 chemical substances. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws and regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time, we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, can bring personal injury or other claims against us due to the presence of, or their exposure to, hazardous substances used, stored, transported or disposed of by us or contained in our products.

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

Sumter, South Carolina

We currently are responsible for certain environmental obligations at our former battery facility in Sumter, South Carolina that predate our ownership of this facility. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. We have established a reserve for this facility that totaled $3.3 million as of March 31, 2011. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.

Environmental and safety certifications

Eleven of our twenty eight facilities in the United States, Europe and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Two facilities in Europe are certified to OHSAS 18001 standards.

Quality Systems

We utilize a global strategy for quality management systems, policies and procedures, the basis of which is the ISO 9001:2000 standard, which is a worldwide recognized quality standard. We believe in the principles of this standard and reinforce this by requiring mandatory compliance for all manufacturing, sales and service locations that are registered to the ISO 9001 standard. This strategy enables us to provide consistent quality products and services to meet our customers’ needs.

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

We operate in an extremely competitive industry and are subject to pricing pressures.

We compete with a number of major international manufacturers and distributors, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of our industry and consolidation among industrial battery purchasers, we have been subjected to significant pricing pressures. We anticipate heightened competitive pricing pressure as Chinese and other foreign producers are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major U.S. and European markets. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with OEMs and other customers. In addition, certain of our competitors own lead smelting facilities which, during periods of lead cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to reduce our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

The uncertainty in global economic conditions could negatively affect the Company’s operating results.

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

Risk of forced conversion of Convertible Notes.

Under the terms of our Convertible Notes, a holder of Convertible Notes may require the Company to repurchase some or all of the holder’s Convertible Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of June 1, 2015, 2018, 2023, 2028 and 2033 at a price equal to 100% of the accreted principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest, if any, in each case. As of March 31, 2011, the Company has $172.5 million of Convertible Notes outstanding.

It is the Company’s current intent to settle the principal amount of any such conversions in cash, and any additional optional conversions in cash, shares of EnerSys common stock or a combination of cash and shares. The Company expects to have available sufficient liquidity to satisfy any such settlement or optional put or conversion. The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased by the Company.

Reliance on third party relationships and derivative agreements could adversely affect the Company’s business.

We depend on third parties, including suppliers, distributors, lead toll operators, freight forwarders, insurance brokers, commodity brokers, major financial institutions and other third party service providers, for key aspects of our business including the provision of derivative contracts to manage risks of: a) lead cost volatility, b) foreign currency exposures and c) interest rate volatility on a portion of our long-term floating-rate debt. Failure of these third parties to meet their contractual, regulatory and other obligations to the Company or the development of factors that materially disrupt our relationships with these third parties could expose us to the risks of higher lead costs, unfavorable foreign currency rates and higher interest expenses, which could have a material adverse effect on our business.

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

We invoice the majority of our foreign sales and service transactions in local and foreign currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current exchange rates as of the balance sheet date. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, primarily the euro, British pound and Polish zloty, may adversely affect our revenue, cost of revenue and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. Approximately 60% of net sales were generated outside of the United States for the last three fiscal years.

Most of the risk of fluctuating foreign currencies is in our Europe segment, which comprised just under 50% of our net sales during the last two fiscal years. The euro is the dominant currency in our European operations.

The translation impact from currency fluctuations on net sales and operating earnings in Americas and Asia segments are not significant, as a substantial majority of these net sales and operating earnings are in U.S. dollars or foreign currencies that have been closely correlated to the U.S. dollar.

If foreign currencies depreciate against the U.S. dollar, it would make it more expensive for our non-U.S. subsidiaries to purchase certain of our raw material commodities that are priced globally in U.S. dollars, while the related revenue will decrease when translated to U.S. dollars. Significant movements in foreign exchange rates can have a material impact on our results of operations and financial condition. We periodically engage in hedging of our foreign currency exposures, but cannot assure you that we can successfully hedge all of our foreign currency exposures or do so at a reasonable cost.

We manufacture and assemble our products primarily in Bulgaria, China, the Czech Republic, France, Germany, Mexico, Poland, the United Kingdom and the United States. Approximately 60% of our sales and expenses are translated in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, our business could be negatively impacted if some of our competitors manufacture in countries that have a depreciating currency versus the currency in countries where we manufacture. Also, as we report our financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty, Chinese renminbi and Mexican peso.

We quantify and monitor our global foreign currency exposures. Our largest foreign currency exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany financing and trade transactions. On a selective basis, we enter into foreign currency forward contracts and option contracts to reduce the impact from the volatility of currency movements; however, we cannot be certain that foreign currency fluctuations will not impact our operations in the future.

Our international operations may be adversely affected by actions taken by foreign governments or other forces or events over which we may have no control.

We currently have significant manufacturing and/or distribution facilities outside of the United States, including Australia, Belgium, Bulgaria, China, the Czech Republic, France, Germany, Italy, Mexico, Poland, Spain, and Switzerland and the United Kingdom. We may face political instability, economic uncertainty, and/or difficult labor relations in our foreign operations. We also may face barriers in the form of long-standing relationships between potential customers and their existing suppliers, national policies favoring domestic manufacturers and protective regulations including exchange controls, restrictions on foreign investment or the repatriation of profits or invested capital, changes in export or import restrictions and changes in the tax system or rate of taxation in countries where we do business. We cannot assure you that we will be able to successfully develop and expand our international operations and sales or that we will be able to overcome the significant obstacles and risks of our international operations.

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

The trend by a number of our North American and Western European customers to move manufacturing operations and expand their businesses in faster growing and low labor-cost markets may have an adverse impact on our business. As our customers in traditional manufacturing-based industries seek to move their manufacturing operations to these locations, there is a risk that these customers will source their energy storage products from competitors located in those territories and will cease or reduce the purchase of products from our manufacturing plants. We cannot assure you that we will be able to compete effectively with manufacturing operations of energy storage products in those territories, whether by establishing or expanding our manufacturing operations in those lower-cost territories or acquiring existing manufacturers.

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

Our indebtedness could adversely affect our financial condition and results of operations.

As of March 31, 2011, we had $253.4 million of total consolidated debt (including capital lease obligations). This level of debt could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	restrict our ability to introduce new products or new technologies or exploit business opportunities;

•	place us at a disadvantage compared with competitors that have proportionately less debt;

•	limit our ability to borrow additional funds in the future, if we need them, due to financial and restrictive covenants in our debt agreements;

•	have a material adverse effect on us if we fail to comply with the financial and restrictive covenants in our debt agreements; and

•	dilute share ownership percentage if the Company’s share price is higher than the Convertible Notes’ conversion price of $40.60 per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Set forth below is certain information, as of March 31, 2011, with respect to our principal properties. The primary function of the listed facilities is manufacturing of industrial batteries, unless otherwise noted.

Location	Products Produced/Function	Size (sq. feet utilized)	Owned/Leased
Americas:
Reading, PA	Worldwide and Americas Headquarters	109,000	Owned
Warrensburg, MO	Industrial Batteries	490,000	Owned
Hays, KS	Industrial Batteries	351,000	Owned
Richmond, KY	Industrial Batteries	277,000	Owned
Monterrey, Mexico	Industrial Batteries	181,000	Owned
Tijuana, Mexico	Industrial Batteries	156,000	Owned
Ooltewah, TN	Industrial Batteries	100,750	Owned
Cleveland, OH	Industrial Battery Chargers	66,000	Owned
Sumter, SC	Metal Fabrication	52,000	Owned
Horsham, PA	Industrial Batteries	51,400	Leased
Monterrey, Mexico	Metal Fabrication	44,800	Leased
Longmont, CO	Industrial Batteries	10,300	Leased
Warwick, RI	Design Center	4,000	Leased
Americas	Distribution Centers	579,800	Leased

Europe:
Zurich, Switzerland	Europe Headquarters	2,500	Leased
Arras, France	Industrial Batteries and Battery Chargers	486,000	Owned
Targovishte, Bulgaria	Industrial Batteries	483,000	Owned
Bielsko-Biala, Poland	Industrial Batteries	233,180	Owned
Newport, Wales	Industrial Batteries	233,000	Owned
Hagen, Germany	Industrial Batteries	185,000	Owned
Hostimice, Czech Republic	Metal Fabrication	85,310	Owned
Zwickau, Germany	Industrial Batteries	57,000	Leased
Zamudio, Spain	Industrial Battery Assembly and Distribution	55,000	Owned
Thurso, Scotland	Industrial Batteries	43,000	Leased
Tunis, Tunisia	Industrial Batteries	23,000	Leased
Aspropyrgos, Greece	Industrial Battery Assembly and Distribution	18,000	Leased
Culham, England	Industrial Batteries	16,000	Leased
Budapest, Hungary	Industrial Batteries	12,000	Leased
Muttenz, Switzerland	Product Development and Applications Center	7,300	Leased
Europe	Distribution Centers	155,300	Leased

Asia:
Singapore	Asia Headquarters	3,200	Leased
Jiangdu, China	Industrial Batteries	160,000	Owned
Shantou, China	Industrial Batteries	92,000	Owned
Sydney, Australia	Industrial Battery Assembly and Distribution	13,000	Leased
Asia	Distribution Centers	176,000	Leased

We believe our present facilities are generally adequate and suitable for our current purposes; however, fluctuations in inventories and production may occur as a reaction to market demand for certain of our products. We engage in construction and other capital improvement projects from time to time in order to expand capacity and improve the efficiency of our production facilities. We also consider the efficiencies of our operations and may from time to time consider changing the number or type of facilities we operate to align with our capacity needs.

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

Quarter Ended	High Price	Low Price	Closing Price
July 4, 2010	$27.23	$20.74	$21.32
October 3, 2010	25.50	20.93	25.08
January 2, 2011	33.52	24.44	32.12
March 31, 2011	39.90	31.33	39.75

June 28, 2009	$19.36	$12.80	$18.83
September 27, 2009	22.85	16.38	21.72
December 27, 2009	24.27	21.28	22.18
March 31, 2010	24.99	19.49	24.66

Holders of Record

As of May 26th, 2011, there were approximately 310 record holders of common stock of the Company. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock, and we have certain restrictions from doing so pursuant to our credit agreements. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three fiscal years ended March 31, 2011, we did not issue any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the number of common shares we purchased during the fourth quarter of fiscal 2011 from participants in our equity incentive plans. As provided by such plans, vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the plans to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
January 3, 2011-January 30, 2011	—	$—	—	—
January 31, 2011-Febuary 27, 2011	—	—	—	—
February 28, 2011-March 31, 2011	—	—	—	—

Total	—	$—	—	—

STOCK PERFORMANCE GRAPH

The following graph compares the changes in cumulative total returns on EnerSys’ common stock with the changes in cumulative total returns of the New York Stock Exchange Composite Index, a broad equity market index, and the total return on a selected peer group index. The peer group selected is based on the standard industrial classification codes (“SIC Codes”) established by the U.S. government. The index chosen was “Miscellaneous Electrical Equipment and Suppliers” and comprises all publically traded companies having the same three-digit SIC Code (369) as EnerSys. The constituent companies are: A123 Systems Inc., Advanced Battery Technologies Inc., Agrisolar Solutions Inc., Arotech Corp., C & D Technologies Inc., Chatsworth Data Solutions Inc., China BAK Battery Inc., CUI Global Inc., Easy Energy Inc., Ener1 Inc., Energizer Holdings Inc., Exide Technologies, Hydrogen Corp., Imation Corp., Lithium Technology Corp., M-Phase Technologies Inc., Millenium Cell Inc., Motorcar Parts of America, New Energy Systems Group, NX Global Inc., Oak Ridge Micro Energy Inc., Pacific Fuel Cell Corp., Qualstar Corp., Smart Energy Solutions Inc., Socialwise Inc., Spectrum Brand Holdings Inc., Sunvesta Inc., Superlattice Power Inc., Taser International Inc., TNR Technical Inc., Ultralife Batteries Inc., Valence Technology Inc., Wireless Xcessories Group Inc., and Xenonics Holdings Inc. The peer group data points are weighted by market capitalization of the constituent companies.

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group (duly updated for changes) on March 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth certain selected consolidated financial and operating data. The selected consolidated financial data presented below for the fiscal years ended March 31, 2011, 2010 and 2009, and as of March 31, 2011 and 2010, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below for the years ended March 31, 2008 and 2007, and as of March 31, 2009, 2008 and 2007, are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. This information should be read in conjunction with the consolidated financial statements and the related notes thereto, and Management’s Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere, herein.

	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Income:
Net sales	$1,964,462	$1,579,385	$1,972,867	$2,026,640	$1,504,474
Cost of goods sold	1,514,618	1,218,481	1,559,433	1,644,753	1,193,266

Gross profit	449,844	360,904	413,434	381,887	311,208
Operating expenses	259,217	235,597	256,507	249,350	221,102
Restructuring and other charges	6,813	13,929	22,424	13,191	—
Bargain purchase gain	—	(2,919)	—	—	—
Gain on sale of facilities	—	—	(11,308)	—	—
Legal proceedings charge (settlement income)	—	—	3,366	—	(3,753)

Operating earnings	183,814	114,297	142,445	119,346	93,859
Interest expense	22,038	22,658	26,733	28,917	27,733
Charges related to refinancing	8,155	—	5,209	—	—
Other (income) expense, net	2,177	4,384	(8,597)	4,234	3,024

Earnings before income taxes	151,444	87,255	119,100	86,195	63,102
Income tax expense	38,018	24,951	37,170	26,499	17,892

Net earnings	$113,426	$62,304	$81,930	$59,696	$45,210

Net earnings per share
Basic	$2.30	$1.29	$1.68	$1.25	$0.97
Diluted	2.27	1.28	1.66	1.22	0.95
Weighted average shares outstanding
Basic	49,376,132	48,122,207	48,824,434	47,645,225	46,539,638
Diluted	50,044,246	48,834,095	49,420,303	48,644,450	47,546,240

	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$76,459	$136,602	$219,437	$4,018	$72,424
Net cash used in investing activities	(91,661)	(77,244)	(46,810)	(62,150)	(49,052)
Net cash (used in) provided by financing activities	(82,677)	(24,472)	(23,196)	39,558	(1,323)
Other operating data:
Capital expenditures	59,940	45,111	57,143	45,037	42,355

	As of March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$108,869	$201,042	$163,161	$20,620	$37,785
Working capital	534,376	475,768	429,769	389,480	276,252
Total assets	1,828,387	1,652,010	1,492,851	1,710,790	1,409,013
Total debt, including capital leases	253,400	350,486	375,656	426,754	402,311
Total EnerSys stockholders’ equity	974,331	779,897	670,151	691,543	542,099

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2011, 2010, and 2009, should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

Overview

We are the global leader in stored energy solutions for industrial applications. We manufacture, market and distribute industrial batteries and related products such as chargers, power equipment and battery accessories, and we provide related after-market and customer-support services for industrial batteries. We market and sell our products globally to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force.

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

See Note 24 to the Consolidated Financial Statements for revenue by country and other required disclosures.

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

Our management structure, financial reporting systems, and associated internal controls and procedures, are all consistent with our three geographic business segments. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

•	global economic conditions and general cyclical patterns of the industries in which our customers operate;

•	changes in our selling prices and, in periods when our product costs increase, our ability to raise our selling prices to pass such cost increases through to our customers;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;

•	the extent to which we can control our fixed and variable costs, including those for our raw materials, manufacturing, distribution and operating activities;

•	changes in our level of debt and changes in the variable interest rates under our credit facilities; and

•	the size and number of acquisitions and our ability to achieve their intended benefits.

We have two primary industrial battery product lines: reserve power products and motive power products. Net sales classifications by product line are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, UPS, applications for computer and computer-controlled systems, and other specialty power applications, including security systems, for premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities and energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships, tactical vehicles and portable energy packs.

•

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting and other rail equipment.

Current Market Conditions

Economic Climate

The global economic recovery has been in place since the first quarter of fiscal 2010 and the positive trends in our revenue and increasing order rate indicate the recovery is continuing. We are encouraged by recent consensus economic forecasts and believe we are well positioned to take advantage of future growth in our markets. We have taken numerous steps to restructure our manufacturing base and administrative operations to reduce our costs. We expect the economic climate and our strong capital structure will be conducive to a continuation of acquisitions which will help grow our business beyond the overall market growth.

Volatility of Commodities

Our most significant commodity and foreign currency exposures are related to lead and the euro. Volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate significantly as they have in the past several years. The increase in our cost of lead due to increases in average lead prices was approximately $112 million in fiscal 2011 compared to fiscal 2010.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Beginning in the third quarter of fiscal 2009, as a result of reductions in the cost of lead, our average selling prices began to decline on a sequential quarterly basis. As the cycle of lead costs turned upward in the early part of fiscal 2010, we began to increase average selling prices to help offset the higher costs. During fiscal 2011, our selling prices increased to reflect the rising commodity prices. Selling price increases offset approximately $66 million of the increased lead cost of $112 million in fiscal 2011. Approximately 35% to 40% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Cost Savings Initiatives-Restructuring

To minimize the impacts discussed above, we took actions to further rationalize our production facilities and move capacity to lower cost facilities, as more fully explained below.

We anticipate different demand volatility in each of the business segments for our products and services, influenced by the geographical economic conditions in each segment, and have taken numerous steps to address this volatility. Cost savings programs remain a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing, raw materials costs and our operating expenses. Examples of such cost savings initiatives include our fiscal 2009 and 2010 restructuring programs, primarily related to closing our Italian manufacturing operation. In fiscal 2009, we initiated restructuring programs in the Americas and Europe, and, in fiscal 2010, we began the restructuring programs primarily related to the Oerlikon acquisition in Europe. In addition, during fiscal 2011, we began further restructuring programs related to our European operations, including distribution. Our operating results reflect most of the benefits of those actions with the remainder to be experienced in future periods. We believe that these restructuring actions will have a favorable annualized pre-tax earnings impact of approximately $29 million when fully implemented by the end of fiscal 2012.

Liquidity and Capital Resources

Current market conditions related to our liquidity and capital resources are favorable. In March 2011, we refinanced our 2008 senior secured credit facility, comprising a $225 million Term A Loan and a $125 million revolving credit line (collectively the “2008 Credit Facility”), gaining additional flexibility in terms and an extended maturity to March 2016. We believe current conditions remain favorable for the Company to have continued positive cash flow from operations that, along with available cash and cash equivalents and our undrawn lines of credit, will be sufficient to fund our capital expenditures, acquisitions and other investments for growth.

Our cash flows from operating activities were $76 million and $137 million during fiscal 2011 and 2010, respectively. We invested $60 million and $45 million in capital expenditures, and $32 million and $33 million in new business opportunities in fiscal 2011 and 2010, respectively.

As a result of the above actions, at March 31, 2011, our financial position is strong and we have substantial liquidity with $109 million of available cash and cash equivalents, $261 million of undrawn, committed credit lines, and over $95 million of uncommitted credit lines. We believe we have the financial resources and the capital available to remain active in pursuing further investment and acquisition opportunities.

Our Corporate History

There have been several key stages in the development of our business, which explain to a significant degree our results of operations over the past several years.

We were formed in late 2000 by Morgan Stanley Capital Partners (currently Metalmark Capital) and the management of Yuasa, Inc. to acquire the reserve power and motive power battery business of Yuasa Corporation in the Americas. Our results of operations for the past nine fiscal years have been significantly affected by our acquisition of the reserve power and motive power business of ESG in March 2002 and numerous other acquisitions, including three in fiscal 2011.

Our successful integration of ESG provided global scale in both the reserve and motive power markets. The ESG acquisition also provided us with a further opportunity to reduce costs and improve operating efficiency that, among other initiatives, led to closing underutilized manufacturing plants, distribution facilities, sales offices and eliminating other redundant costs, including staff.

In 2004, EnerSys completed an IPO, and our common stock commenced trading on the New York Stock Exchange under the trading symbol “ENS.”

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

Asset Impairment Determinations

We test for the impairment of our goodwill and indefinite lived trade names at least annually and whenever events or circumstances occur indicating that a possible impairment has been incurred. We utilize financial projections of our business segments, certain cash flow measures, as well as our market capitalization in the determination of the fair value of these assets.

With respect to our other long-lived assets other than goodwill and indefinite lived trade names, we test for impairment when indicators of impairment are present. An asset is considered impaired when the undiscounted estimated net cash flows expected to be generated by the asset are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair value of the impaired asset.

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

Litigation and Claims

From time to time the Company has been or may be a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, federal and state employment laws, including wage and hour laws, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the governments, customers, suppliers and employees. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

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

Retirement Plans

We use certain assumptions in the calculation of the actuarial valuation of our defined benefit plans. These assumptions include the weighted average discount rate, expected long-term rates of return on assets and rates of increase in compensation levels. Changes in these assumptions can result in changes to the recognized pension expense and recorded liabilities.

We account for our defined benefit pension plans in accordance with the Financial Accounting Standards Board (“FASB”) guidance. The guidance requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs.

Critical accounting estimates and assumptions related to the actuarial valuation of our defined benefit plans are evaluated periodically as conditions warrant and changes to such estimates are recorded.

Equity-Based Compensation

We recognize compensation cost relating to equity-based payment transactions by using a fair-value measurement method, in accordance with FASB guidance on accounting for share-based payment. FASB guidance requires all equity-based payments to employees, including grants of restricted stock, restricted stock units, stock options and market share units, to be recognized as compensation expense based on fair value at grant date over the requisite service period of the awards. We determine the fair value of restricted stock and restricted stock units based on the quoted market price of our common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model, which uses both historical and current market data to estimate the fair value. The fair value of market share units is estimated at the date of grant using a binomial matrix-pricing model. Both models incorporate various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. When estimating the requisite service period of the awards, we consider expected forfeitures and many related factors including types of awards, employee class, and historical experience. Actual results, and future changes in estimates of the requisite service period may differ substantially from our current estimates.

Income Taxes

Our effective tax rate is based on pretax income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. We account for income taxes in accordance with FASB guidance on accounting for income taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases on recorded assets and liabilities. FASB guidance also requires that deferred tax assets be reduced by a valuation allowance, when it is more likely than not that a tax benefit will not be realized.

The recognition and measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the reporting date. In accordance with FASB guidance on accounting for uncertainty in income taxes, we evaluate tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements. If the more likely than not threshold is not met in the period for which a tax position is taken, we may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period.

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

Derivative Financial Instruments

We utilize derivative instruments to mitigate volatility related to interest rates, commodity prices and foreign currency exposures. Our agreements are with creditworthy financial institutions, and for those contracts that result in a liability position there is no risk of nonperformance by the counterparties. The risk of nonperformance of those contracts that result in an asset position are not considered material and the vast majority of these will settle within one year. The counterparties to certain of these agreements are lenders under the 2011 Credit Facility and liabilities related to these agreements are covered under the security provisions of such credit facility. We do not hold or issue derivative financial instruments for trading or speculative purposes. FASB guidance on accounting for derivative instruments and hedging activities, establishes accounting and reporting standards for derivative instruments and hedging activities. We recognize all derivatives as either assets or liabilities in the accompanying balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in accumulated other comprehensive income if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed quarterly on the initial purchases that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value are deferred until the underlying transaction affects earnings. Interest expense on the debt is adjusted to include the payments made or received under such interest rate swap agreements. Cost of goods sold is adjusted to include the payments made or received under such lead and foreign currency forward contracts.

Market and Economic Conditions

The overall economic conditions in the markets we serve can be expected to have a material effect on our results of operations. Our operating results are directly affected by the world-wide and geographic economic climate as well as general cyclical patterns of the industries in which our major customer groups operate. Each of our business segments is heavily dependent on the end markets they serve and our results of operations will vary depending on general economic activity and the capital expenditure environment in these markets.

Market conditions in our industry were generally strong in fiscal 2008 and through the first quarter of fiscal 2009. Global economic activity declined significantly after that and our revenue reached a recent low point in the first quarter of fiscal 2010. Since then, economic activity has improved and our quarterly revenue has increased along with global increases in industrial production and capital spending.

We manufacture and assemble our products primarily in Bulgaria, China, the Czech Republic, France, Germany, Mexico, Poland, the United Kingdom and the United States. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Volatility in foreign currency exchange rates, such as we experienced over the past several years, impact our results of operations.

Our business strategy continues to focus on improving our operating margins by closely monitoring our pricing, controlling our costs and enhancing our product mix. We also remain active in seeking acquisitions to help grow revenue and earnings.

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Beginning in the third quarter of fiscal 2009, as a result of reductions in the cost of lead, our average selling prices began to decline on a sequential quarterly basis. As the cycle of lead costs turned upward in the early part of fiscal 2010, we began to increase average selling prices to help offset the higher costs. During fiscal 2011, our selling prices increased to reflect the rising commodity prices. Selling price increases offset approximately $66 million of the increased lead cost of $112 million in fiscal 2011. Approximately 35% to 40% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

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

During fiscal 2009 and fiscal 2010, we announced a plan to restructure our European and American operations, which will result in the reduction of approximately 515 employees on completion of the plan. These actions are primarily in Europe, the most significant of which is the closure of our leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to our customers in that market. We estimate that the total charges for these actions will amount to approximately $33 million, which includes cash expenses of approximately $24 million, primarily for employee severance-related payments, and a non-cash charge of approximately $9 million, primarily for impairment of fixed assets. Based on the applicable accounting guidance, we recorded restructuring charges of $19.1 million in fiscal 2009 and $12.4 million in fiscal 2010. Virtually all of our $24 million estimated favorable annualized pre-tax earnings impact relating to these actions are reflected in our operating earnings of fiscal 2011.

In fiscal 2010, we began the restructuring programs primarily related to the Oerlikon acquisition in Europe.

In addition, during fiscal 2011, we began further restructuring programs related to our European operations, including distribution. Our fiscal 2011 operating results reflect a small portion of the estimated $5 million of favorable annualized pre-tax earnings impact of these programs, with the remainder expected to be experienced in future periods.

The Company expects to be committed to approximately $3 million of expenses for the remaining restructuring programs in fiscal 2012.

Results of Operations—Fiscal 2011 Compared to Fiscal 2010

The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2011, compared to fiscal year ended March 31, 2010:

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$1,964.4	100.0%	$1,579.4	100.0%	$385.0	24.4%
Cost of goods sold	1,514.6	77.1	1,218.5	77.1	296.1	24.3

Gross profit	449.8	22.9	360.9	22.9	88.9	24.6
Operating expenses	259.2	13.2	235.6	15.0	23.6	10.0
Restructuring charges	6.8	0.4	13.9	0.9	(7.1)	(51.1)
Bargain purchase gain	—	—	(2.9)	(0.2)	2.9	NM

Operating earnings	183.8	9.4	114.3	7.2	69.5	60.8
Interest expense	22.0	1.1	22.7	1.4	(0.7)	(2.7)
Charges related to refinancing	8.2	0.4	—	—	8.2	NM
Other (income) expense, net	2.2	0.2	4.3	0.3	(2.1)	(50.3)

Earnings before income taxes	151.4	7.7	87.3	5.5	64.1	73.6
Income tax expense	38.0	1.9	25.0	1.6	13.0	52.4

Net earnings	$113.4	5.8%	$62.3	3.9%	$51.1	82.1%

NM = not meaningful

Overview

Our sales for fiscal 2011 were approximately $2.0 billion, a 24.4% increase from prior year sales primarily due to an improvement in organic volume of approximately 18%. Despite higher commodity costs, we were able to maintain our gross margin percentage at the same level as fiscal 2010 at 22.9%.

Our financial position is strong and we have substantial liquidity from our cash and cash equivalents, uncommitted credit lines and our new 2011 Credit Facility. Our positive cash flows and liquidity have enabled us to continue to invest in new business opportunities such as our new manufacturing plant, currently under construction in China and to make three acquisitions, including ABSL.

A discussion of specific fiscal 2011 versus fiscal 2010 operating results follows, including an analysis and discussion of the results of our business segments.

Net Sales

Total net sales increased 24.4% or $385 million in fiscal 2011 from fiscal 2010. This was due to an 18% or $288 million increase in organic volume and price increases of 4% or $66 million. Acquisitions in fiscal 2011 added approximately 4% or $56 million to net sales. Fluctuations in the U.S. dollar versus foreign currencies decreased sales by 2% or $25 million.

Fluctuations in foreign currencies had a negative impact on sales of fiscal 2011 versus fiscal 2010. The euro exchange rate to the U.S. dollar averaged $1.33 / € in fiscal 2011, but closed at $1.42 / € as of March 31, 2011 which was comparable to the full year averages of $1.42 / € in fiscal 2010 and $1.42 / € in fiscal 2009.

Net sales by business segment were as follows:

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Europe	$890.3	45.3%	$742.0	47.0%	$148.3	20.0%
Americas	896.6	45.7	700.3	44.3	196.3	28.0
Asia	177.5	9.0	137.1	8.7	40.4	29.5

Total net sales	$1,964.4	100.0%	$1,579.4	100.0%	$385.0	24.4%

The Europe segment’s revenue increased by $148.3 million or 20.0% in fiscal 2011, as compared to fiscal 2010, primarily due to an increase in organic volume of approximately 16%. Price increases and acquisitions contributed approximately 6% and 3%, respectively, to the improvement which was partially offset by a 5% decrease due to weaker foreign currencies.

The Americas segment’s revenue increased by $196.3 million or 28.0% in fiscal 2011, as compared to fiscal 2010, primarily due to higher organic volume, which contributed approximately a 19% increase. Price increases and acquisitions contributed approximately 4% and 5% respectively, to the improvement.

The Asia segment’s revenue increased by $40.4 million or 29.5% in fiscal 2011 as compared to fiscal 2010, primarily due to higher organic volume of approximately 25% and a 6% increase due to foreign currency changes partially offset by a 2% decrease in pricing.

Net sales by product line were as follows:

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$970.4	49.4%	$820.5	52.0%	$149.9	18.3%
Motive power	994.0	50.6	758.9	48.0	235.1	31.0

Total net sales	$1,964.4	100.0%	$1,579.4	100.0%	$385.0	24.4%

Sales in our reserve power product line increased in fiscal 2011 by $149.9 million or 18.3% compared to the prior year primarily due to higher organic volume which contributed approximately 16%. Price increases and acquisitions contributed approximately 2% each which was partially offset by a 2% decrease due to weaker foreign currencies.

Sales in our motive power product line increased in fiscal 2011 by $235.1 million or 31.0% compared to the prior year primarily due to an increase in organic volume of approximately 21%. Price increases and acquisitions contributed approximately 6% each which was partially offset by a 2% decrease due to weaker foreign currencies.

Gross Profit

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$449.8	22.9%	$360.9	22.9%	$88.9	24.6%

Gross profit increased $88.9 million or 24.6% in fiscal 2011 compared to fiscal 2010. Gross profit, excluding the effect of foreign currency translation, increased $91 million or 25.1% in fiscal 2011 compared to fiscal 2010. Lead costs represented approximately 33% of total cost of goods sold for fiscal 2011 as compared to approximately 26% of total cost of goods sold for fiscal 2010. We have made great efforts to sustain gross margin in an environment of rising commodity and energy costs, and continue to focus on a wide variety of sales initiatives, which include improving product mix to higher margin products and obtaining appropriate pricing for products relative to our costs. At the same time, we continue to focus on cost savings initiatives such as relocating production to low cost facilities and implementing more automation in our manufacturing plants.

Operating Expenses, Restructuring Charges and Bargain Purchase Gain

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$259.2	13.2%	$235.6	15.0%	$23.6	10.0%
Restructuring charges	6.8	0.4	13.9	0.9	(7.1)	(51.1)
Bargain purchase gain	—	—	(2.9)	(0.2)	(2.9)	NM

Operating Expenses

Operating expenses increased $23.6 million or 10.0% in fiscal 2011 from fiscal 2010 as net sales increased 24.4%, but reduced as a percentage of sales from 15.0% in fiscal 2010 to 13.2% in fiscal 2011. This decrease in the percentage is largely the result of leveraging our operating expenses with higher revenue.

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

Restructuring Charges

In fiscal 2011, we recorded $6.8 million of restructuring charges, of which $2.5 million related to the continuation of the restructuring program of our Oerlikon operations begun in fiscal 2010, and $4.3 million related primarily to new fiscal 2011 programs to further restructure our European operations, including distribution.

In fiscal 2010, we incurred $13.9 million of obligations for activities primarily related to the completion of the restructurings that began in fiscal 2008 and the restructuring program of the Oerlikon operations.

At March 31, 2011, our fiscal 2009 European restructuring programs were essentially complete; however, the Oerlikon and fiscal 2011 European restructuring programs are expected to incur additional restructuring charges of approximately $3 million, primarily in fiscal 2012.

Operating Earnings

Fiscal 2011 operating earnings of $183.8 million were $69.5 million higher than in fiscal 2010 and was 9.4% of sales. Fiscal 2011 operating earnings were favorably affected by higher organic volume, our continuing cost savings programs and price increases, partially offset by higher commodity costs. As discussed above, fiscal 2011 and 2010 operating earnings included the negative impact of $6.8 million and $13.9 million, respectively, of restructuring charges, offset in fiscal 2010, by a $2.9 million bargain purchase gain related to the Oerlikon acquisition. Although not highlighted below, fiscal 2011 and 2010 also included the negative impact of $2.5 million and $2.0 million, respectively, for acquisition activity related expense in Europe and Americas.

Operating earnings by geographic segment were as follows:

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Europe	$55.6	6.3%	$17.6	2.4%	$38.0	215.3%
Americas	124.5	13.9	87.2	12.4	37.3	42.9
Asia	10.5	5.9	20.5	15.0	(10.0)	(48.9)

Subtotal	190.6	9.7	125.3	7.9	65.3	52.1
Restructuring charges-Europe	6.8	0.8	13.2	1.8	(6.4)	(48.4)
Bargain purchase gain-Europe	—	—	(2.9)	(0.4)	2.9	NM
Restructuring charges-Americas	—	—	0.7	0.1	(0.7)	NM

Total	$183.8	9.4%	$114.3	7.2%	$69.5	60.8%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

The Europe segment’s operating earnings, excluding the highlighted items discussed above, increased $38.0 million or 215% in fiscal 2011 compared to fiscal 2010 primarily due to the favorable impacts of higher organic volumes and selling prices, partially offset by higher commodity costs. Organic volume in Europe improved by 16% in fiscal 2011, a significant improvement when compared to the prior year.

The Americas segment’s operating earnings, excluding the highlighted items discussed above, increased $37.3 million or 42.9% in fiscal 2011 primarily due to the favorable impacts of sales growth of 28% coupled with higher selling prices and improved plant utilization which were partially offset by higher commodity costs. Organic volume and pricing contributed approximately 19% and 4%, respectively to this improvement and the favorable impact of acquisitions contributed a 5% increase. The Americas segment’s operating earnings were favorably affected by improved plant utilization.

The Asia segment’s operating earnings decreased $10.0 million or 48.9% in fiscal 2011 when compared to fiscal 2010. Higher manufacturing costs, freight costs and expenses related to business development in the Asian region, coupled with the impact of lower pricing, contributed to the lower operating margins, partially offset by higher sales volume in Asia. The higher manufacturing costs were partially the result of expenses associated with the transition of our Shenzhen, China operations from a manufacturing and sales and distribution center, to a sales and distribution center. Business development expenses relate to initial start up costs as part of our efforts to establish a presence in India, as well as expansion in China with the construction of our new Chongqing manufacturing facility. In addition, fiscal 2010 benefited from a $1.1 million gain from the sale of assets.

Interest Expense

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$22.0	1.1%	$22.7	1.4%	$(0.7)	(2.7)%

Interest expense of $22.0 million in fiscal 2011 (net of interest income of $1.3 million) was $0.7 million lower than the $22.7 million in fiscal 2010 (net of interest income of $1.8 million). The decrease in interest expense in fiscal 2011 compared to fiscal 2010 is attributed primarily to lower borrowing levels and the expiration of a portion of our interest rate swap agreements in the third and fourth quarters of fiscal 2011.

Our average debt outstanding (including the average amount of the Convertible Notes discount of $33.7 million) was $326.3 million in fiscal 2011, compared to our average debt outstanding (including the average amount of $39.4 million in Convertible Notes discount) of $364.1 million, in fiscal 2010. Our average cash interest rate incurred in fiscal 2011 was 4.4% compared to 4.3% in fiscal 2010.

Included in interest expense is non-cash, accreted interest on the Convertible Notes of $5.9 million in fiscal 2011 and $5.4 million in fiscal 2010. Also included in interest expense are non-cash charges related to amortization of deferred financing fees of $1.9 million in fiscal 2011, compared to $1.7 million, in fiscal 2010.

Charges Related to Refinancing

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Charges related to refinancing	$8.2	0.4%	$—	—%	$8.2	NM

In fiscal 2011, we incurred charges in connection with the amounts borrowed under our 2011 Credit Facility. These charges included $2.3 million in write offs of deferred financing fees and $5.9 million of unrealized losses on account of discontinuing hedge accounting for the interest rate swap agreements.

Other (Income) Expense, Net

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$2.2	0.2%	$4.3	0.3%	$(2.1)	(50.3)%

Other (income) expense, net was expense of $2.2 million in fiscal 2011 compared to expense of $4.3 million in fiscal 2010. This decrease was primarily due to lower foreign currency translation losses recorded in fiscal 2011 compared to fiscal 2010, offset by the $0.6 million for the secondary offering fees related to the shares sold by certain stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders in fiscal 2011.

Earnings Before Income Taxes

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$151.4	7.7%	$87.3	5.5%	$64.1	73.6%

As a result of the factors discussed above, fiscal 2011 earnings before income taxes were $151.4 million, an increase of $64.1 million or 73.6% compared to fiscal 2010.

Income Tax Expense

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$38.0	1.9%	$25.0	1.6%	$13.0	52.4%

Effective tax rate	25.1%		28.6%

The effective income tax rate was 25.1% in fiscal 2011, compared to the fiscal 2010 effective tax rate of 28.6%. The lower effective income tax rate in fiscal 2011 was primarily due to a change in the mix of earnings among tax jurisdictions and the favorable settlement of foreign tax audits of $3.1 million. The fiscal 2010 effective income tax rate included a non-recurring tax benefit of approximately $2.1 million on the filing of amended tax returns.

Net Earnings

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net earnings	$113.4	5.8%	$62.3	3.9%	$51.1	82.1%

As a result of the factors described above, fiscal 2011 net earnings were $113.4 million compared to fiscal 2010 net earnings of $62.3 million. The $51.1 million increase is due primarily to a $88.9 million or 24.6% increase in gross profit as a result of a $385.0 million or 24.4% increase in sales. Operating expenses increased $23.6 million or 10.0% due mainly to increased sales volume but reduced as a percentage of sales from 15.0% in fiscal 2010 to 13.2% in fiscal 2011. This decrease in the percentage is largely the result of leveraging our operating expenses with higher revenue.

Net earnings per common share in fiscal 2011 were $2.30 per basic share and $2.27 per diluted share compared to $1.29 per basic share and $1.28 per diluted share in fiscal 2010.

Results of Operations—Fiscal 2010 Compared to Fiscal 2009

The following table presents summary consolidated statements of income data for fiscal year ended March 31, 2010, compared to fiscal year ended March 31, 2009:

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$1,579.4	100.0%	$1,972.9	100.0%	$(393.5)	(19.9)%
Cost of goods sold	1,218.5	77.1	1,559.5	79.0	(341.0)	(21.9)

Gross profit	360.9	22.9	413.4	21.0	(52.5)	(12.7)
Operating expenses	235.6	15.0	256.5	13.0	(20.9)	(8.1)
Bargain purchase gain	(2.9)	(0.2)	—	—	(2.9)	NM
Gain on sale of facilities	—	—	(11.3)	(0.6)	11.3	NM
Legal proceedings charge	—	—	3.4	0.2	(3.4)	NM
Restructuring charges	13.9	0.9	22.4	1.2	(8.5)	(37.9)

Operating earnings	114.3	7.2	142.4	7.2	(28.1)	(19.8)
Interest expense	22.7	1.4	26.7	1.4	(4.0)	(15.2)
Charges related to refinancing	—	—	5.2	0.3	(5.2)	NM
Other (income) expense, net	4.3	0.3	(8.6)	(0.4)	12.9	NM

Earnings before income taxes	87.3	5.5	119.1	6.0	(31.8)	(26.7)
Income tax expense	25.0	1.6	37.2	1.8	(12.2)	(32.9)

Net earnings	$62.3	3.9%	$81.9	4.2%	$(19.6)	(24.0)%

Overview

Fiscal 2010 results included a net sales decrease from fiscal 2009 of 19.9%, to approximately $1.6 billion, due to the decline in global economic activity, with a decrease to gross profit of 12.7% to $360.9 million. Our gross profit margin increased 190 basis points to 22.9% due primarily to our cost savings initiatives and the favorable effect of lower commodity costs, partially offset by price decreases to our customers and decreased sales volume. We estimated that the reduction in average selling prices decreased our net sales by approximately 4% in fiscal 2010.

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

Interest expense in fiscal 2010 decreased from fiscal 2009 by $4.0 million or 15.2%, due primarily to higher levels of invested cash, lower borrowing levels and lower LIBOR variable rates offset by an increase of $1.1 million of non-cash accreted interest on our Convertible Notes.

In addition, in fiscal 2009, we incurred $5.2 million of charges in connection with the refinancing of amounts borrowed under our 2008 Credit Facility.

Other (income) expense, net was expense of $4.3 million in fiscal 2010 compared to income of $8.6 million in fiscal 2009. This was primarily attributed to $3.0 million of net foreign currency transaction losses in fiscal 2010, as compared to net foreign currency transaction gains primarily on short-term intercompany loans and receivables of $11.6 million in fiscal 2009.

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

Organic volume declined as a result of the global decline in economic activity. Worldwide industrial production and capital spending slowed significantly and both have a significant impact on our unit sales volume. The organic volume change in sales (the change in sales, excluding the effects of foreign currency translation, acquisitions and price increases) was a decrease of approximately $339 million or 17% in fiscal 2010 from fiscal 2009. The majority of this decrease occurred as a direct result of the economic slowdown, particularly in Europe.

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

Operating Expenses, Bargain Purchase Gain, Gain On Sale Of Manufacturing Facilities and Other Charges

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$235.6	15.0%	$256.5	13.0%	$(20.9)	(8.1)%
Bargain purchase gain	(2.9)	(0.2)	—	—	(2.9)	NM
(Gain) on sale of facilities	—	—	(11.3)	(0.6)	11.3	NM
Legal proceedings charge	—	—	3.4	0.2	(3.4)	NM
Restructuring charges	13.9	0.9	22.4	1.2	(8.5)	(37.9)

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

Gain on Sale of Facilities

Included in our fiscal 2009 operating results were $11.3 million of highlighted gains resulting from the sale of two of our facilities, the most significant of which was the sale of our manufacturing facility in Manchester, England. Included in the Manchester gain was the release of $6.6 million of environmental reserves since the buyers assumed all environmental liabilities associated with this facility. The sale of the Manchester facility was a planned element of ongoing European restructuring programs and is consistent with our strategy to migrate production to lower cost facilities.

Restructuring Charges

In fiscal 2010, we incurred $13.9 million of obligations for activities primarily related to the completion of the restructurings that began in fiscal 2008 and to restructure our recently acquired Oerlikon operation.

In fiscal 2009, we incurred restructuring expenses from activities to restructure our Europe and Americas operations. These actions were primarily in Europe, the most significant of which was the closure of our leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to our customers in that market. In addition, we implemented additional cost reduction actions in our continuing efforts to reduce overall costs. The 2009 restructuring plan charge, which totaled $19.1 million, included $12.9 million incurred for staff reductions plus $6.2 million of non-cash impairment charges for redundant machinery and equipment. Also in fiscal 2009, we incurred obligations of approximately $3.3 million for 2008 European restructuring plan activities that resulted from the Energia acquisition, which included $2.9 million incurred for staff reductions and professional fees, plus $0.4 million of non-cash impairment charges for redundant machinery and equipment, bringing the total expense to date for the 2008 European restructuring initiative to approximately $17.0 million.

At March 31, 2010, the 2008 European restructuring programs were essentially complete; however, the 2009 restructuring program was expected to incur additional obligations of approximately $1 million, primarily in fiscal 2011.

Legal Proceedings Charge

Included in our fiscal 2009 operating results were $3.4 million of highlighted expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that our French subsidiary, EnerSys Sarl, which was acquired by us in 2002, was partially responsible for a 1999 fire in a French hotel under construction. We have appealed this ruling.

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

Operating earnings by geographic segment were as follows:

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Europe	$17.6	2.4%	$64.9	6.6%	$(47.3)	(72.9)%
Americas	87.2	12.4	79.2	9.5	8.0	10.1
Asia	20.5	15.0	12.8	8.3	7.7	60.2

Subtotal	125.3	7.9	156.9	8.0	(31.6)	(20.1)
Bargain purchase gain-Europe	(2.9)	(0.4)	—	—	(2.9)	NM
Restructuring charges-Europe	13.2	1.8	22.0	2.2	(8.8)	(40.0)
Restructuring charges-Americas	0.7	0.1	0.4	0.1	0.3	75.0
Gain on sales of facilities-Europe	—	—	(11.3)	(1.1)	11.3	NM
Legal proceedings charge-Europe	—	—	3.4	0.3	(3.4)	NM

Total	$114.3	7.2%	$142.4	7.2%	$(28.1)	(19.8)%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

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

The decrease in interest expense in fiscal 2010 compared to fiscal 2009 was attributed primarily to higher levels of invested cash, lower borrowing levels and lower LIBOR variable rates.

Our average debt outstanding (including the amount of the Convertible Notes discount of $39.4 million) was $364.1 million in fiscal 2010, compared to our average debt outstanding (including the amount of $44.2 million in Convertible Notes discount) of $395.8 million, in fiscal 2009. Our average cash interest rate incurred in fiscal 2010 was 4.3% compared to 5.0% in fiscal 2009.

Included in interest expense was non-cash, accreted interest on the Convertible Notes of $5.4 million in fiscal 2010 and $4.3 million in fiscal 2009. Also included in interest expense were non-cash charges for deferred financing fees of $1.7 million in fiscal 2010, compared to $1.7 million, in fiscal 2009.

Charges Related to Refinancing

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Charges related to refinancing	$—	—%	$5.2	0.3%	$(5.2)	NM

In fiscal 2009, we incurred charges in connection with the refinancing of amounts borrowed under our 2008 Credit Facility. These charges included $4.0 million in write offs of deferred financing fees and $1.2 million of losses incurred as a result of the termination of certain interest rate swap agreements.

Other (Income) Expense, Net

	Fiscal 2010		Fiscal 2009		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$4.3	0.3%	$(8.6)	(0.4)%	$12.9	NM

Other (income) expense, net was a net expense of $4.3 million in fiscal 2010 compared to a net income of $8.6 million in fiscal 2009. This was primarily attributed to net foreign currency transaction losses primarily on short-term intercompany loans and receivables of $3.0 million in fiscal 2010, as compared to a gain of $11.6 million in fiscal 2009.

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

As a result of the factors described above, fiscal 2010 net earnings were $62.3 million compared to fiscal 2009 net earnings of $81.9 million. The $19.6 million decrease was due primarily to a $52.5 million or 12.7% decrease in gross profit as a result of a $393.5 million or 19.9% decline in sales. Gross profit margin increased by 190 basis points. In fiscal 2010, operating expenses declined $20.9 million or 8.1% as we did not reduce expenses as much as the percentage decline in revenue.

Net earnings per common share in fiscal 2010 were $1.29 per basic share and $1.28 per diluted share compared to $1.68 per basic share and $1.66 per diluted share in fiscal 2009.

Liquidity and Capital Resources

Overview

As we discussed in our Overview and Market and Economic Conditions above, our results have been significantly affected by the economic environment during the past three fiscal years. During periods of decreasing revenue, as during the recent recession, our Primary Working Capital generally decreases, enhancing cash flow from operations. In periods of increasing revenue, such as in our fiscal 2011, operating cash flow will generally be reduced by the need for additional Primary Working Capital. We have maintained sufficient lines of credit since the Company was formed in 2000 to fund our requirements for Primary Working Capital, capital expenditures, acquisitions and other investments. As discussed earlier, we believe that the 2011 Credit Facility which consists of a revolving line of credit of $350 million, expiring in March 2016, along with other credit lines and our available cash and cash equivalents of $108.9 million as of March 31, 2011, will be sufficient for our needs in the foreseeable future.

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2011, 2010 and 2009, were $108.9 million, $201.0 million and $163.2 million, respectively.

Cash provided by operating activities for fiscal 2011, 2010 and 2009, was $76.5 million, $136.6 million and $219.4 million, respectively.

During fiscal 2011, cash from operating activities was provided primarily from net earnings of $113.4 million, depreciation and amortization of $44.4 million and $17.6 million from non-cash interest expense, write-off of deferred finance fees, provision for doubtful accounts, deferred taxes and stock compensation. This cash flow was partially offset by an $86.7 million increase in Primary Working Capital and a $12.2 million net increase in current and other assets, accrued expenses, and other liabilities.

During fiscal 2010, cash from operating activities was provided primarily from net earnings of $62.3 million, depreciation and amortization of $44.9 million, a $28.4 million decrease in Primary Working Capital and $23.8 million from non-cash interest expense, provision for doubtful accounts, deferred taxes and stock compensation. This cash flow was partially offset by a $16.6 million decrease in accrued expenses and other liabilities, $2.9 million non-cash bargain purchase gain on the acquisition of Oerlikon, and a $0.9 million gain on disposal of assets.

During fiscal 2009, cash from operating activities was provided primarily from net earnings of $81.9 million, a $67.1 million decrease in Primary Working Capital, depreciation and amortization of $47.2 million and $34.9 million for other non-cash charges for non-cash interest, write-off of deferred finance fees, losses on the disposal and impairment of fixed assets, provision for doubtful accounts, deferred taxes and stock compensation. This cash flow was partially offset by an $11.3 million non-cash gain on sale of manufacturing facilities, primarily in Manchester, England.

As explained above in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of sales of Primary Working Capital. Primary Working Capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) to derive a Primary Working Capital percentage. Primary Working Capital was $547.3 million (yielding a Primary Working Capital percentage of 25.0%) at March 31, 2011 and $439.7 million (yielding a Primary Working Capital percentage of 24.4%) at March 31, 2010. The 60 basis point increase during fiscal 2011 was mainly a result of maintaining higher levels of inventory to service higher sales levels. Increases in receivables and inventory were partially offset by an increase in accounts payable, and sales were 21.6% higher in the fourth quarter of 2011 as compared to the prior year. We recognize there is additional credit risk in the current economic environment and are taking appropriate steps to reduce this risk. However, we do not believe the increase in credit risk in fiscal 2011 is material to our overall business. We increased our allowance for doubtful accounts by $0.6 million and $1.9 million in fiscal 2011 and 2010, respectively, to a level that we believe is adequate at this time. We had increased inventory levels and related accounts payable in fiscal 2011 and fiscal 2010 as we experienced an improvement in orders and sales, and as a result of our recent acquisitions. We closely monitor our inventory turns and continue to adjust production levels as necessary.

Primary Working Capital and Primary Working Capital percentages at March 31, 2011, 2010 and 2009 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital %
			(in millions)
2011	$464.1	$335.0	$(251.8)	$547.3	$2,192.2	25.0%
2010	383.6	254.4	(198.3)	439.7	1,802.1	24.4
2009	356.2	209.3	(127.6)	437.9	1,572.6	27.8

Cash used in investing activities for fiscal 2011, 2010 and 2009 was $91.7 million, $77.2 million and $46.8 million, respectively. Capital expenditures were $59.9 million, $45.1 million and $57.1 million in fiscal 2011, 2010 and 2009, respectively. The current year’s capital spending included the construction in progress of our new plant in Chongqing, China and the completion of the expansion of our thin-plate, pure-lead manufacturing facilities. Our purchases of and investments in businesses were $32.2 million and $33.2 million in fiscal 2011 and fiscal 2010, respectively. Additionally, we received $10.3 million from the sale of facilities in fiscal 2009.

Financing activities used cash of $82.7 million in fiscal 2011 and $24.5 million in fiscal 2010 and $23.2 million in fiscal 2009.

During fiscal 2011, we repaid $201.1 million of the 2008 Credit Facility and $11.1 million of Euro Term Loan with $100 million of revolver proceeds borrowed under the new 2011 Credit Facility and available cash and cash equivalents. Additionally, in fiscal 2011 we borrowed $6.1 million under the China Term Loan, $3.1 million of short-term debt and paid $3.5 million in refinancing fees related to the 2011 Credit Facility.

During fiscal 2010, we repaid $7.4 million of short-term debt and made regularly scheduled payments of $25.2 million of long-term debt.

During the first quarter of fiscal 2009, we repaid $351.4 million borrowed under our 2004 senior secured credit facility with the issuance of $172.5 million of Convertible Notes, and $225.0 million of Term A Loans borrowed under our 2008 Credit Facility. Additionally, in fiscal 2009, we repaid $34.2 million of short-term debt and paid $10.9 million in refinancing fees related to the Convertible Notes and 2008 Credit Facility.

The exercise of stock options and the related tax benefits contributed $24.0 million, $7.3 million and $11.9 million, respectively, in fiscal 2011, 2010, and 2009.

During fiscal 2009, we purchased 1.8 million shares of our common stock at $11.00 per common share for $19.8 million in the aggregate from an institutional stockholder.

As a result of the above, cash and cash equivalents decreased $92.1 million from $201.0 million at March 31, 2010 to $108.9 million at March 31, 2011.

We currently are in compliance with all covenants and conditions under our credit agreements.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $356 million at March 31, 2011 to cover short-term liquidity requirements. Our 2011 Credit Facility is committed through March 2016, as long as we continue to comply with the covenants and conditions of the credit facility agreement. Included in our available credit lines at March 31, 2011 is $248.9 million of our 2011 Credit Facility.

We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under our credit facility will be sufficient to meet our liquidity needs, including normal levels of capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2011, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Long-term debt	$278.6	$—	$2.4	$275.0	$1.2
Interest on debt	39.4	8.0	15.9	15.5	—
Operating leases	52.5	17.0	20.9	10.9	3.7
Pension benefit payments and profit sharing	29.6	2.1	4.7	5.4	17.4
Restructuring	5.3	5.3	—	—	—
Facility construction commitments	5.2	5.2	—	—	—
Interest rate swap agreements	5.8	3.2	2.6	—	—
Foreign currency forward contracts	2.6	2.6	—	—	—
Purchase commitments	6.3	6.3	—	—	—
Capital lease obligations, including interest	2.3	0.9	1.2	0.2	—

Total	$427.6	$50.6	$47.7	$307.0	$22.3

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the table above.

Under our 2011 Credit Facility, we had outstanding standby letters of credit of $1.2 million as of March 31, 2011.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. Shown below are the leverage ratios in connection with our 2011 and 2008 Credit Facilities.

The total net debt as defined under our 2011 Credit Facility is $219.8 million for fiscal 2011 and is 1.0 times adjusted EBITDA (non-GAAP) as described below and reflects improved net earnings and positive cash flows

The total net debt as defined under our 2008 Credit Facility for fiscal 2010 was $268.9 million and was 1.7 times adjusted EBITDA (non-GAAP).

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) as per our credit agreements:

	Fiscal 2011		Fiscal 2010
	(in millions, except ratios)
Net earnings as reported	$113.4		$62.3
Add back:
Depreciation and amortization	44.4		44.9
Interest expense	22.0		22.7
Income tax expense	38.0		25.0

EBITDA (non GAAP)(1)	$217.8		$154.9
Adjustments per credit agreement definitions	11.4	(2)	4.1	(2)

Adjusted EBITDA (non-GAAP) per credit agreements	$229.2		$159.0

Total net debt(3)	$219.8		$268.9

Leverage ratios:
Total net debt/adjusted EBITDA ratio(4)	1.0	X	1.7	X
Maximum ratio permitted	3.3	X	3.3	X
Consolidated interest coverage ratio(4)	15.9	X	9.7	X
Minimum ratio required	4.5	X	4.8	X

(1)	We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use it as a key measure of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our 2011 and 2008 Credit Facilities are based on EBITDA, subject to adjustments, which are shown above. Because we have a significant amount of debt, and because continued availability of credit under our 2011 Credit Facility is critical to our ability to meet our business plans, we believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding term and revolving credit loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing fees, which is included in interest expense.
(2)	The $11.4 million adjustment to EBITDA in fiscal 2011 related primarily to the adjustment of $2.3 million for non-cash write off of deferred financing fees related to the March 2011 refinancing and $9.1 million related to non-cash stock compensation expenses. The $4.1 million of adjustments to EBITDA in fiscal 2010 related primarily to the adjustment for $2.9 million for non-cash bargain purchase gain on the Oerlikon acquisition, offset by adding back $7.0 million related primarily to stock compensation expense.
(3)	Debt includes capital lease obligations and letters of credit issued under the 2011 and 2008 Credit Facilities and is net of U.S. cash and cash equivalents. Net debt in fiscal 2011 is also net of $44 million of European cash investments as defined in the 2011 Credit Facility.
(4)	These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our 2011 and 2008 Credit Facilities.

EnerSys Stockholders’ Equity

Stockholders’ equity increased $194.4 million during fiscal 2011 due to net earnings of $113.4 million; an increase for currency translation adjustments of $36.5 million due primarily to the strengthening of European currencies, $33.0 million of increases related to stock-based compensation and the exercise of stock options and a $9.5 million unrealized gain on derivative instruments and $2.0 million related to pension liabilities.

Stockholders’ equity increased $109.8 million during fiscal 2010 due to net earnings of $62.3 million; an increase for currency translation adjustments of $31.2 million due primarily to the strengthening of European currencies, $14.2 million of increases related to stock-based compensation and the exercise of stock options and a $2.6 million unrealized gain on derivative instruments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2010, FASB issued an amendment related to the pro forma revenue and earnings disclosure requirements for business combinations. The guidance requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company expects that the adoption of the guidance will have an impact on its consolidated financial statements, in the event that the Company acquires companies significant to its operations in the future.

Related Party Transactions

FASB guidance, Related Party Disclosures requires us to identify and describe material transactions involving related persons or entities and to disclose information necessary to understand the effects of such transactions on our consolidated financial statements. In fiscal years 2011 and 2010, under the terms of a security holder agreement, we paid $0.6 million and $0.2 million, respectively, in fees related to secondary offerings of 2.85 million shares and 3.20 million shares, respectively, of our common stock to underwriters by certain of our stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

Sequential Quarterly Information

Fiscal 2011 and 2010 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2011 versus fiscal 2010 analyses previously discussed.

	Fiscal 2010				Fiscal 2011
	June 28, 2009 1st Qtr.	Sept. 27, 2009 2nd Qtr.	Dec. 27, 2009 3rd Qtr.	March 31, 2010 4th Qtr.	July 4, 2010 1st Qtr.	Oct. 3, 2010 2nd Qtr.	Jan. 2, 2011 3rd Qtr.	March 31, 2011 4th Qtr.
	(in millions, except per share amounts)
Net sales	$340.3	$367.3	$421.3	$450.5	$435.0	$472.8	$508.6	$548.0
Cost of goods sold	262.8	278.7	323.0	354.0	338.4	362.1	390.7	423.4

Gross profit	77.5	88.6	98.3	96.5	96.6	110.7	117.9	124.6
Operating expenses, including amortization	54.4	60.3	61.6	59.3	58.4	63.5	67.8	69.5
Restructuring charges	3.5	3.2	1.0	6.2	0.7	2.7	1.8	1.6
Bargain purchase gain	—	—	(2.9)	—	—	—	—	—

Operating earnings	19.6	25.1	38.6	31.0	37.5	44.5	48.3	53.5
Interest expense	5.4	5.6	5.7	6.0	6.0	6.1	5.6	4.3
Charges related to refinancing	—	—	—	—	—	—	—	8.2
Other (income) expense, net	1.9	0.8	1.4	0.2	—	1.0	(0.4)	1.6

Earnings before income taxes	12.3	18.7	31.5	24.8	31.5	37.4	43.1	39.4
Income tax expense	3.9	5.8	8.3	7.0	8.5	10.8	9.4	9.3

Net earnings	$8.4	$12.9	$23.2	$17.8	$23.0	$26.6	$33.7	$30.1

Net earnings per common share:
Basic	$0.18	$0.27	$0.48	$0.37	$0.47	$0.54	$0.68	$0.60
Diluted	0.17	0.26	0.47	0.36	0.47	0.53	0.67	0.59
Weighted average shares outstanding:
Basic	47,936,401	48,031,005	48,179,030	48,342,392	48,819,481	49,120,985	49,564,495	49,999,565
Diluted	48,454,695	48,838,160	48,841,856	49,201,668	49,442,915	49,746,602	50,331,554	50,655,912

Net Sales

Quarterly net sales by business segment were as follows:

	Fiscal 2010				Fiscal 2011
	1st Qtr.	2nd Qtr	3rd Qtr.	4th Qtr.	1st Qtr	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by segment:
Europe	$156.1	$168.0	$209.7	$208.2	$188.5	$207.4	$236.4	$258.0
Americas	150.3	164.6	179.0	206.4	205.7	221.1	224.6	245.2
Asia	33.9	34.7	32.6	35.9	40.8	44.3	47.6	44.8

Total	$340.3	$367.3	$421.3	$450.5	$435.0	$472.8	$508.6	$548.0

Segment net sales as % total:
Europe	45.9%	45.7%	49.8%	46.2%	43.3%	43.9%	46.5%	47.1%
Americas	44.1	44.8	42.5	45.8	47.3	46.8	44.2	44.7
Asia	10.0	9.5	7.7	8.0	9.4	9.3	9.3	8.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly net sales by product line were as follows:

	Fiscal 2010				Fiscal 2011
	1st Qtr.	2nd Qtr	3rd Qtr.	4th Qtr.	1st Qtr	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by product line:
Reserve power	$182.8	$198.0	$213.3	$226.4	$207.6	$247.3	$252.9	$262.6
Motive power	157.5	169.3	208.0	224.1	227.4	225.5	255.7	285.4

Total	$340.3	$367.3	$421.3	$450.5	$435.0	$472.8	$508.6	$548.0

Product line net sales as % total:
Reserve power	53.7%	53.9%	50.6%	50.3%	47.7%	52.3%	49.7%	47.9%
Motive power	46.3	46.1	49.4	49.7	52.3	47.7	50.3	52.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Counterparty Risks

We have entered into interest rate swap agreements to manage risk on a portion of our long-term floating-rate debt. We have entered into lead forward purchase contracts to manage risk on the cost of lead. We have entered into foreign exchange forward contracts and purchased option contracts to manage risk on foreign currency exposures. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2011 are $8.4 million (pre-tax), therefore the Company believes there is no risk of nonperformance by the counterparties. Those contracts that result in an asset position at March 31, 2011 are $9.6 million (pre-tax) and the vast majority of these will settle within one year.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. These interest rate swaps were highly effective against changes in the cash flows from our underlying variable rate debt based on the criteria in FASB guidance until March 29, 2011, when the refinancing under the new revolving credit facility rendered the swaps ineligible for hedge accounting. Consequently, cash flows related to the interest rate swap agreements were included in interest expense over the terms of the agreements until March 29, 2011. Subsequent to March 29, 2011, the Company discontinued hedge accounting for the interest rate swaps and amounts previously recorded in accumulated other comprehensive income were released to the income statement, under the caption “Charges related to refinancing”. Changes in fair value of the instruments between March 29, 2011 and March 31, 2011 were insignificant. Changes in fair value, subsequent to March 31, 2011 will be recorded in the income statement under the caption “Other (income) expense, net”.

At March 31, 2011 and 2010, the notional amounts of interest rate swap agreements were $85.0 million and $170.0 million. The $85.0 million interest rate swap agreements expire between February–May 2013.

Under the interest rate swaps, the Company receives three-month LIBOR and pays a fixed interest rate which averaged 4.28% and 5.21% on March 31, 2011 and 2010, respectively.

A 100 basis point increase in interest rates would increase interest expense by approximately $1.0 million on the variable rate portions of our debt.

Commodity Cost Risks

We have a significant risk in our exposure to certain raw materials, which we estimate was over half of total cost of goods sold for fiscal 2011 and 2010. Our largest single raw material cost is lead, the cost of which remains volatile. To mitigate against large increases in lead costs, we enter into contracts with financial institutions to fix the price of lead. We had the following contracts at the dates shown below:

Date	$’s Under Contract	Pounds Under Contract	Average Contract Price/Pound	Approximate % of Lead Requirements(1)
	(in millions)	(in millions)
March 31, 2011	$68.2	63.4	$1.08	14%
March 31, 2010	60.7	63.4	0.96	17
March 31, 2009	14.9	29.7	0.50	7

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead (over our current estimated cost in fiscal 2011) would increase our annual total cost of goods sold by approximately $50 million.

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

We quantify and monitor our global foreign currency exposures. Our largest foreign currency exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany financing and trade transactions. On a selective basis, we enter into foreign currency forward contracts and option contracts to reduce the impact from the volatility of currency movements; however, we cannot be certain that foreign currency fluctuations will not impact our operations in the future.

To hedge these exposures we have entered into forward purchase contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. Forward contracts outstanding as of March 31, 2011 and 2010 were $82.8 million and $64.2 million, respectively. The details of contracts outstanding as of March 31, 2011 are as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual Requirements(2)
Sell Euros for U.S. dollars	$24.4	$/ €1.36	13%
Sell Euros for Polish zloty	35.7	PLN/ €3.95	53
Sell Euros for British pounds	20.6	€/ £0.85	52
Sell U.S. dollars for Chinese Renminbi	2.1	CNY/ $6.54	14

Total	$82.8

(2)	Based on the fiscal year currency requirements for the year ended March 31, 2011.

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

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

EnerSys

We have audited EnerSys’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EnerSys’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, EnerSys maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnerSys as of March 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011 and our report dated May 31, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnerSys’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 31, 2011

EnerSys

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$108,869	$201,042
Accounts receivable, net of allowance for doubtful accounts (2011—$10,547; 2010—$9,879)	464,072	383,641
Inventories	335,003	254,371
Deferred taxes	19,801	16,378
Prepaid and other current assets	70,203	39,849

Total current assets	997,948	895,281
Property, plant, and equipment, net	344,385	315,141
Goodwill	343,666	317,265
Other intangible assets, net	98,819	90,136
Deferred taxes	15,785	10,744
Other assets	27,784	23,443

Total assets	$1,828,387	$1,652,010

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$3,160	$43
Current portion of long-term debt	43	26,045
Current portion of capital lease obligations	819	650
Accounts payable	251,814	198,345
Accrued expenses	204,488	190,004
Deferred taxes	3,248	4,426

Total current liabilities	463,572	419,513
Long-term debt	247,949	322,168
Capital lease obligations	1,429	1,580
Deferred taxes	79,589	70,023
Other liabilities	56,855	54,502

Total liabilities	849,394	867,786
Commitments and contingencies	—	—
Equity:
Series A Convertible Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2011 and at March 31, 2010	—	—
Common Stock, $0.01 par value, 135,000,000 shares authorized, 51,834,353 shares issued and 50,034,353 shares outstanding at March 31, 2011; 50,381,832 shares issued and 48,581,832 shares outstanding at March 31, 2010	518	504
Additional paid-in capital	461,597	428,579
Treasury stock at cost, 1,800,000 shares held as of March 31, 2011 and 2010	(19,800)	(19,800)
Retained earnings	416,836	303,410
Accumulated other comprehensive income	115,180	67,204

Total EnerSys stockholders’ equity	974,331	779,897
Non-controlling interest	4,662	4,327

Total equity	978,993	784,224

Total liabilities and stockholders’ equity	$1,828,387	$1,652,010

See accompanying notes.

EnerSys

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2011	2010	2009
Net sales	$1,964,462	$1,579,385	$1,972,867
Cost of goods sold	1,514,618	1,218,481	1,559,433

Gross profit	449,844	360,904	413,434
Operating expenses	259,217	235,597	256,507
Restructuring charges	6,813	13,929	22,424
Bargain purchase gain	—	(2,919)	—
Gain on sales of facilities	—	—	(11,308)
Legal proceedings charge	—	—	3,366

Operating earnings	183,814	114,297	142,445
Interest expense	22,038	22,658	26,733
Charges related to refinancing	8,155	—	5,209
Other (income) expense, net	2,177	4,384	(8,597)

Earnings before income taxes	151,444	87,255	119,100
Income tax expense	38,018	24,951	37,170

Net earnings	$113,426	$62,304	$81,930

Net earnings per common share:
Basic	$2.30	$1.29	$1.68

Diluted	$2.27	$1.28	$1.66

Weighted-average shares of common stock outstanding:
Basic	49,376,132	48,122,207	48,824,434

Diluted	50,044,246	48,834,095	49,420,303

See accompanying notes.

EnerSys

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Series A Convertible Preferred Stock	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total EnerSys Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2008	$—	$491	$368,963	$—	$159,176	$162,913	$691,543	$4,242	$695,785
Stock-based compensation	—	—	5,021	—	—	—	5,021	—	5,021
Exercise of stock awards	—	7	5,788	—	—	—	5,795	—	5,795
Tax benefit from stock options	—	—	6,100	—	—	—	6,100	—	6,100
Convertible Notes discount	—	—	46,280	—	—	—	46,280	—	46,280
Tax benefit from Convertible Notes discount	—	—	(17,860)	—	—	—	(17,860)	—	(17,860)
Purchase of common stock	—	—	—	(19,800)	—	—	(19,800)	—	(19,800)
Net earnings	—	—	—	—	81,930	—	81,930	—	81,930
Other comprehensive income:
Pension funded status adjustment, net of tax benefit of $152	—	—	—	—	—	544	544	—	544
Unrealized gain on derivative instruments, net of tax of ($675)	—	—	—	—	—	1,250	1,250	—	1,250
Foreign currency translation adjustment	—	—	—	—	—	(130,652)	(130,652)	—	(130,652)

Comprehensive loss							(46,928)	—	(46,928)

Balance at March 31, 2009	$—	$498	$414,292	$(19,800)	$241,106	$34,055	$670,151	$4,242	$674,393
Stock-based compensation	—	—	6,964	—	—	—	6,964	—	6,964
Exercise of stock options	—	6	5,036	—	—	—	5,042	—	5,042
Tax benefit from stock options	—	—	2,287	—	—	—	2,287	—	2,287
Increase in non-controlling interest	—	—	—	—	—	—	—	85	85
Net earnings	—	—	—	—	62,304	—	62,304	—	62,304
Other comprehensive income:
Pension funded status adjustment, net of tax of ($367)	—	—	—	—	—	(685)	(685)	—	(685)
Unrealized income on derivative instruments, net of tax of ($1,421)	—	—	—	—	—	2,626	2,626	—	2,626
Foreign currency translation adjustment	—	—	—	—	—	31,208	31,208	—	31,208

Comprehensive income							95,453	—	95,453

Balance at March 31, 2010	$—	$504	$428,579	$(19,800)	$303,410	$67,204	$779,897	$4,327	$784,224
Stock-based compensation	—	—	9,056	—	—	—	9,056	—	9,056
Exercise of stock options	—	14	17,880	—	—	—	17,894	—	17,894
Tax benefit from stock options	—	—	6,082	—	—	—	6,082	—	6,082
Increase in non-controlling interest	—	—	—	—	—	—	—	335	335
Net earnings	—	—	—	—	113,426	—	113,426	—	113,426
Other comprehensive income:
Pension funded status adjustment, net of tax of ($794)	—	—	—	—	—	1,967	1,967	—	1,967
Unrealized income on derivative instruments, net of tax of ($5,251)	—	—	—	—	—	9,470	9,470	—	9,470
Foreign currency translation adjustment	—	—	—	—	—	36,539	36,539	—	36,539

Comprehensive income							161,402	—	161,402

Balance at March 31, 2011	$—	$518	$461,597	$(19,800)	$416,836	$115,180	$974,331	$4,662	$978,993

See accompanying notes.

EnerSys

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal year ended March 31,
	2011	2010	2009
Cash flows from operating activities
Net earnings	$113,426	$62,304	$81,930
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,393	44,851	47,233
Write-off of deferred financing fees	2,308	—	3,963
Bargain purchase gain	—	(2,919)	—
Gain on sale of facilities	—	—	(11,308)
Provision for doubtful accounts	1,513	2,712	4,873
Deferred income taxes	(3,064)	6,975	8,828
Non-cash interest expense	7,776	7,163	5,994
Stock-based compensation	9,056	6,964	5,021
(Gain)/loss on disposal and impairment of fixed assets	—	(912)	6,219
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(61,892)	(7,303)	85,915
Inventory	(67,250)	(23,445)	90,930
Prepaid expenses and other current assets	(15,658)	(1,075)	(1,509)
Other assets	(2,552)	(1,218)	142
Accounts payable	42,422	59,116	(109,712)
Accrued expenses	(3,822)	(5,816)	4,895
Other liabilities	9,803	(10,795)	(3,977)

Net cash provided by operating activities	76,459	136,602	219,437

Cash flows from investing activities
Capital expenditures	(59,940)	(45,111)	(57,143)
Purchase of businesses, net of cash acquired	(32,200)	(33,242)	—
Proceeds from disposal of property, plant, and equipment	479	1,109	10,333

Net cash used in investing activities	(91,661)	(77,244)	(46,810)

Cash flows from financing activities
Net increase (decrease) in short-term debt	3,084	(7,436)	(34,195)
Proceeds from the issuance of long-term debt	106,112	—	397,500
Deferred financing fees	(3,500)	—	(10,950)
Payments of long-term debt	(212,238)	(25,243)	(367,018)
Capital lease obligations and other	(111)	878	(628)
Exercise of stock options	17,894	5,042	5,795
Purchase of treasury stock	—	—	(19,800)
Tax benefits from exercise of stock options	6,082	2,287	6,100

Net cash used in financing activities	(82,677)	(24,472)	(23,196)
Effect of exchange rate changes on cash	5,706	2,995	(6,890)

Net (decrease) increase in cash and cash equivalents	(92,173)	37,881	142,541
Cash and cash equivalents at beginning of year	201,042	163,161	20,620

Cash and cash equivalents at end of year	$108,869	$201,042	$163,161

See accompanying notes.

EnerSys

Notes to Consolidated Financial Statements

March 31, 2011

(In Thousands, Except Share and Per Share Data)

1. Summary of Significant Accounting Policies

Description of Business

EnerSys and its predecessor companies have been manufacturers of industrial batteries for over 100 years. Morgan Stanley Capital Partners (currently Metalmark Capital) teamed with the management of Yuasa, Inc. in late 2000 to acquire from Yuasa Corporation its reserve power and motive power battery businesses in the Americas. The Company was incorporated in October 2000 for the purpose of completing the Yuasa, Inc. acquisition from Yuasa Corporation. The acquired businesses included the Exide, General Battery and Yuasa brands. On January 1, 2001, the Company changed its name from Yuasa, Inc. to EnerSys to reflect its focus on the energy systems nature of its businesses. In March 2002, the Company acquired the worldwide reserve power and motive power business of the Energy Storage Group (ESG), of Invensys plc (Invensys), whose principal brands were Hawker, PowerSafe and DataSafe. The Company has since made numerous other smaller acquisitions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

Results of foreign operations are translated into U.S. dollars using average exchange rates during the period. The assets and liabilities are translated into U.S. dollars using current rates as of the balance sheet date. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (“AOCI”) in EnerSys’ stockholders’ equity.

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in other (income) expense, net, in the year in which the change occurs.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This occurs when the Company ships in accordance with terms of the underlying agreement, title transfers, collectability is reasonably assured and pricing is fixed and determinable. Shipment terms to our battery product customers are primarily shipping point or destination and do not differ significantly between the Company’s business segments. Accordingly, revenue is recognized when title is transferred to the customer. Amounts invoiced to customers for shipping and handling are classified as revenue. Taxes on revenue producing transactions are not included in net sales.

The Company recognizes revenue from the service of its reserve power and motive power products when the respective services are performed.

Accruals are made at the time of sale for sales returns and other allowances based on the Company’s historical experience.

Freight Expense

Amounts billed to customers for outbound freight costs are classified as sales in the consolidated statements of income. Costs incurred by the Company for outbound freight costs to customers, inbound and transfer freight are classified in cost of goods sold.

Warranties

Substantially all of the Company’s products are warranted for a period of one to twenty years. The Company provides for estimated product warranty expenses when the related products are sold.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Concentration of Credit Risk

Financial instruments that subject the Company to potential concentration of credit risk consist principally of short-term cash investments and trade accounts receivable. The Company invests its cash with various financial institutions and in various investment instruments limiting the amount of credit exposure to any one financial institution or entity. The Company has bank deposits that exceed federally-insured limits. In addition, certain cash investments may be made in U.S. and foreign government bonds, or other highly rated investments guaranteed by the U.S. or foreign governments. Concentration of credit risk with respect to trade receivables is limited by a large, diversified customer base and its geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit, in certain circumstances.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is based on management’s estimate of uncollectible accounts, analysis of historical data and trends, as well as reviews of all relevant factors concerning the financial capability of its customers. Accounts receivable are considered to be past due based on how payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is uncollectible.

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

Maintenance and repairs are expensed as incurred. Interest on capital projects is capitalized during the construction period.

Goodwill and Other Intangible Assets

The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and indefinite-lived trade names are tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have incurred. The Company utilizes financial projections of its business segments, certain cash flow measures, as well as its market capitalization in its determination of the fair value of these assets.

Finite-lived assets such as purchased and licensed technology, patents and customer lists are amortized over their estimated useful lives, generally over periods ranging from 3 to 20 years. The Company reviews the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition. The Company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets.

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

Environmental Expenditures

The Company records a loss and establishes a reserve for environmental remediation liabilities when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including: notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts existing and proposed technology, the identification of other potentially responsible parties, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management’s judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum probable loss is accrued.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate carrying value due to their short maturities.

The fair value of the Company’s new $350,000 senior secured revolving credit facility (“2011 Credit Facility”), the 75,000 Chinese Renminbi (“RMB”) credit facility (“China Term Loan”) and short-term debt approximate their carrying value, as they are variable rate debt and the current terms are comparable to market terms as of the balance sheet dates.

The fair value amounts of the Company’s $172,500 senior unsecured 3.375% convertible notes (“Convertible Notes”) represent the trading values of the Convertible Notes which is based upon quoted market prices.

The fair value of interest rate swap agreements is based on observable prices as quoted for receiving the variable three month London Interbank Offered Rates (“LIBOR”) and paying fixed interest rates.

The fair value of lead forward contracts is calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”).

The fair value for foreign currency forward contracts are based upon current quoted market prices.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) guidance, which requires deferred tax assets and liabilities be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. FASB guidance also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not some portion or all of the deferred tax assets will not be recognized.

The Company evaluates on a quarterly basis its ability to realize deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

In accordance with FASB guidance on accounting for uncertainty in income taxes, the Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit. If the more likely than not threshold is not met in the period for which a tax position is taken, the Company may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period.

Deferred Financing Fees

Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments.

Derivative Financial Instruments

The Company utilizes derivative instruments to mitigate volatility related to interest rates, lead prices and foreign currency exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company recognizes derivatives as either assets or liabilities in the accompanying balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in AOCI if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed on the initial purchases quarterly that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value of effective hedges are deferred until the underlying transaction affects earnings. Interest expense on the debt is adjusted to include the payments made or received under such interest rate swap agreements. Cost of goods sold is adjusted to include the payments made or received under such lead and foreign currency forward contracts.

Retirement Plans

The Company accounts for retirement plans in accordance with FASB guidance on employers’ accounting for defined benefit pension benefit plans, which requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, and to measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the balance sheet date.

The Company uses certain assumptions in the calculation of the actuarial valuations of its defined benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return of plan assets. If actual results are less favorable than those projected by the Company, additional expense may be required.

Stock-Based Compensation Plans

The Company accounts for stock compensation in accordance with FASB guidance, which requires the Company to measure the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, the guidance requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements.

Market Share Units

The fair value of the market share units is estimated at the date of grant using a binomial matrix-pricing model with the following assumptions: a risk-free interest rate, dividend yield, time to maturity and expected volatility. These units vest and are settled in common stock on the third anniversary of the date of grant. Market share units are converted into between zero and two shares of common stock for each unit granted at the end of a three-year performance cycle. The conversion ratio is calculated by dividing the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the vesting date by the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the grant date, with the resulting quotient capped at two. This quotient is then multiplied by the number of market share units granted to yield the number of shares of common stock to be delivered on the vesting date. The Company recognizes compensation expense using the straight-line method over the life of the market share units.

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units are based on the closing market price of the Company’s common stock on the date of grant. These awards generally vest, and are settled in common stock, at 25% per year, over a four-year period from the date of grant. The Company recognizes compensation expense using the straight-line method over the life of the restricted stock and restricted stock units.

Stock Options

The fair value of the options granted is estimated at the date of grant using the Black-Scholes option-pricing model utilizing assumptions based on historical data and current market data. The assumptions include expected term of the options, risk-free interest rate, expected volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using historical volatility rates based on historical weekly price changes. The Company’s dividend yield is based on historical data. The Company recognizes compensation expense using the straight-line method over the vesting period of the options.

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2011 and 2010, the Company had outstanding stock options, restricted stock, restricted stock units, market share units and Convertible Notes, which could potentially dilute basic earnings per share in the future.

Segment Reporting

FASB guidance defines that a segment for reporting purposes, is based on the financial performance measures that are regularly reviewed by the chief operating decision maker to assess segment performance and to make decisions about a public entity’s allocation of resources. Based on this guidance, the Company reports its segment results based upon the three geographical regions of operations—Americas, Europe and Asia.

New Accounting Pronouncements

In December 2010, FASB issued an amendment related to the pro forma revenue and earnings disclosure requirements for business combinations. The guidance requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company expects that the adoption of the guidance will have an impact on its consolidated financial statements, in the event that the Company acquires companies significant to its operations in the future.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

In fiscal 2011, the Company made three acquisitions, the most significant of which was the acquisition of the lithium-ion battery business, ABSL Power Solutions Ltd (“ABSL”), which was completed on February 28, 2011. These acquisitions are in line with the Company’s strategy of diversifying its technology base and strengthening prior investments in new technology. The purchase price paid for these transactions, net of cash received, was $32,200 and was financed using cash on hand. The Company is in the process of finalizing purchase accounting for these acquisitions. The Company made initial allocations of the purchase prices at the date of the acquisitions based on the estimated fair value of the acquired assets and liabilities assumed. The Company obtained this information during due diligence and through other sources. The Company will finalize the estimates of fair value and the allocations of purchase prices will be adjusted. The Company acquired intangible assets, in connection with the ABSL acquisition, including trademarks, customer relationships, technology and goodwill. Trademarks were initially valued at $1,774, customer relationships at $3,547 and technology at $2,741. These were assigned finite useful lives and amortization is recorded over the economic life of the intangibles. Goodwill relating to the acquisition of ABSL was recorded at $14,967.

In fiscal 2010, the Company made three acquisitions, the most significant of which was the acquisition of the industrial battery businesses of the Swiss company Accu Holding AG, which included the acquisition of the stock of OEB Traction Batteries and the operating assets and liabilities of Oerlikon Stationery Batteries and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”) during November 2009. The accounting for the Oerlikon acquisition resulted in the recognition of a bargain purchase gain of $2,919. The total purchase price for these transactions, net of cash received, was $33,242 and was financed using cash on hand. These acquisitions and the investment provide the Company with an additional range of well respected and designed products for use in high integrity applications in telecommunications, utilities, rail, material handling and mining, as well as other sectors.

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

3. Inventories

Net inventories consist of:

	March 31,
	2011	2010
Raw materials	$92,928	$66,288
Work-in-process	100,261	80,397
Finished goods	141,814	107,686

Total	$335,003	$254,371

Inventory reserves for obsolescence and other estimated losses, mainly relating to finished goods, were $15,052 and $11,678 at March 31, 2011 and 2010, respectively, and have been included in the net amounts shown above.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2011	2010
Land, buildings, and improvements	$174,887	$161,211
Machinery and equipment	475,818	443,799
Construction in progress	51,662	29,041

	702,367	634,051
Less accumulated depreciation	(357,982)	(318,910)

Total	$344,385	$315,141

Depreciation expense for the fiscal years ended March 31, 2011, 2010 and 2009 totaled $43,517, $44,145, and $46,694, respectively. Interest capitalized in connection with major construction projects amounted to $1,292, $929, and $1,062 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

5. Goodwill and Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2011			2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$83,021	$(953)	$82,068	$82,598	$(953)	$81,645
Finite-lived intangible assets:
Customer lists	11,064	(1,880)	9,184	6,814	(1,416)	5,398
Non-compete	2,117	(954)	1,163	1,890	(708)	1,182
Patents	3,402	(210)	3,192	680	(165)	515
Trademarks	3,771	(559)	3,212	1,853	(465)	1,388
Licenses	82	(82)	—	82	(74)	8

Total	$103,457	$(4,638)	$98,819	$93,917	$(3,781)	$90,136

The Company’s amortization expense, related to finite-lived intangible assets was $876, $706, and $539, for the years ended March 31, 2011, 2010 and 2009, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2011, is $1,233 in 2012, $1,232 in 2013, $1,225 in 2014, $1,219 in 2015 and $1,187 in 2016.

The changes in the carrying amount of goodwill by business segment are as follows:

	Fiscal year ended March 31, 2011
	Europe	Americas	Asia	Total
Balance at beginning of year	$162,641	$132,915	$21,709	$317,265
Goodwill acquired during the year	7,710	7,591	—	15,301
Adjustments related to the finalization of purchase accounting	24	2,250	—	2,274
Foreign currency translation	7,506	469	851	8,826

Balance at end of year	$177,881	$143,225	$22,560	$343,666

	Fiscal year ended March 31, 2010
	Europe	Americas	Asia	Total
Balance at beginning of year	$153,941	$126,117	$21,600	$301,658
Goodwill acquired during the year	—	5,072	—	5,072
Adjustments related to the finalization of purchase accounting	—	—	—	—
Foreign currency translation	8,700	1,726	109	10,535

Balance at end of year	$162,641	$132,915	$21,709	$317,265

The Company estimated tax-deductible goodwill to be approximately $14,982 and $17,016 as of March 31, 2011 and 2010, respectively.

6. Other Assets

Prepaid and other current assets consist of the following:

	March 31,
	2011	2010
Prepaid income taxes	$15,986	$11,372
Prepaid other taxes	22,753	8,064
Non-trade receivables	8,214	5,665
Lead hedges	9,575	62
Other	13,675	14,686

Total	$70,203	$39,849

Other assets consist of the following:

	March 31,
	2011	2010
Rental batteries	$8,324	$5,462
Leases receivable	4,557	5,240
Deferred financing fees	4,634	4,862
Other	10,269	7,879

Total	$27,784	$23,443

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2011	2010
Payroll and benefits	$58,794	$54,267
Warranty	36,006	31,739
Accrued selling expenses	24,257	21,509
Income taxes payable	15,591	16,592
VAT and other non-income taxes	11,937	5,629
Freight	10,208	8,371
Deferred income	7,107	3,055
Restructuring	5,323	9,033
Interest	2,471	3,117
Pension and social security	1,854	4,488
Other	30,940	32,204

Total	$204,488	$190,004

8. Debt

Summary of Long-Term Debt

The following summarizes the Company’s long-term debt:

	March 31,
	2011	2010
3.375% Convertible Notes, net of discount, due 2038	$141,837	$135,920
2011 Credit Facility due 2016	100,000	—
2008 Credit Facility due 2014	—	201,094
China Term Loan due 2017	6,112	—
Euro Term Loan due 2011	—	11,158
Other	43	41

	247,992	348,213
Less current portion	43	26,045

Total long-term debt	$247,949	$322,168

2011 Senior Secured Revolving Credit Facility

On March 29, 2011, the Company entered into a new $350,000 senior secured revolving credit facility (“2011 Credit Facility”). At the time of closing, the Company borrowed $100,000 and used $88,400 of its available cash to repay and extinguish the existing Term A Loan and replace the existing undrawn $125,000 revolving credit facility, which comprised the 2008 Credit Facility. The 2011 Credit Facility matures on March 31, 2016. This facility includes an early termination provision under which the Company is required to meet a liquidity test in February 2015 related to its capacity to meet certain potential obligations related to the Convertible Notes in June 2015. Borrowings under the 2011 Credit Facility bear interest at a floating rate based, at the Company’s option, upon (i) London Interbank Offered Rate (“LIBOR”) plus an applicable percentage (currently 1.50%), (ii) the greater of the Federal Funds rate plus 0.50% or the prime rate, or one-month LIBOR plus 1.0%, plus an applicable percentage (currently 0.50%). There are no prepayment penalties on loans under the 2011 Credit Facility. The interest rate at the end of March 31, 2011 was 3.75%.

Obligations under the 2011 Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the new credit facility, and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States companies.

China Term Loan

During the fourth quarter of fiscal 2011, the Company completed the financing of a 75,000 Chinese Renminbi (RMB) ($11,500) credit facility (“China Term Loan”). This is a six year term loan to provide a portion of the capital requirements for the Company’s operations in China. At March 31, 2011, the Company had drawn RMB 40,000 ($6,112). This term loan currently bears interest at a rate of 7.26% per annum, adjusted annually, based on the official Peoples Bank of China Bank Rate and is payable in quarterly installments of RMB 2,000 ($305) commencing in April 2012.

Senior Unsecured 3.375% Convertible Notes

On May 28, 2008, the Company completed a registered offering of $172,500 aggregate principal amount of senior unsecured 3.375% Convertible Notes Due 2038 (“Convertible Notes”) (see prospectus and supplemental indenture dated May 28, 2008). The Company received net proceeds of $168,200 after the deduction of commissions and offering expenses. The Company used all of the net proceeds to repay a portion of its then existing 2004 senior secured credit facility.

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

The Convertible Notes require the semi-annual payment of interest in arrears on June 1 and December 1 of each year beginning December 1, 2008, at 3.375% per annum on the principal amount outstanding. The Convertible Notes will accrete principal beginning on June 1, 2015 and will bear contingent interest, if any, beginning with the six-month interest period commencing on June 1, 2015 under certain circumstances. The Convertible Notes will mature on June 1, 2038. Prior to maturity the holders may convert their Convertible Notes into shares of the Company’s common stock at any time after March 1, 2015 or prior to that date under certain circumstances. When issued, the initial conversion rate was 24.6305 shares per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of $40.60 per share.

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

In accordance with FASB guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial settlement), the liability and equity components are separated in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest expense is recognized in subsequent periods.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of March 31, 2011 and March 31, 2010, respectively:

	March 31, 2011	March 31, 2010
Principal	$172,500	$172,500
Unamortized discount	(30,663)	(36,580)

Net carrying amount	$141,837	$135,920

As of March 31, 2011, the remaining discount will be amortized over a period of 50 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $5,917 and $5,439, respectively, for the fiscal years ended March 31, 2011 and 2010.

2008 Senior Secured Credit Facility

In June 2008, the Company completed the refinancing of approximately $192,000 of the outstanding combined balance of the senior secured Term Loan B and its then existing revolving credit facility (2004 Credit Facility) with a $350,000 senior secured credit facility comprising a $225,000 Term A Loan and a $125,000 revolving credit facility (2008 Credit Facility).

The $225,000 senior secured Term A Loan, a component of the 2008 Credit Facility, was subject to a quarterly principal amortization of 1.25% in Year 1, 1.88% in Years 2-3, 2.50% in Year 4, 3.13% in Year 5 and 14.38% in Year 6 and was due to mature on June 27, 2014. The $125,000 revolving credit facility was due to mature on June 27, 2013. Borrowings under the credit agreements bore interest at a floating rate based, at the Company’s option, upon (i) LIBOR plus an applicable percentage (1.25% at March 28, 2011), or (ii) the greater of the federal funds rate plus 0.50% or the prime rate, plus an applicable percentage (0.25% at March 28, 2011). There were no prepayment penalties on loans under the 2008 Credit Facility.

Euro Term Loan

On June 15, 2005, the Company entered in a Euro 25,000 Credit Facility Agreement among EnerSys Holdings (Luxembourg), S.a.r.l., San Paolo IMI S.p.A., as Facility Agent and lender, and Banca Intesa S.p.A., as lender (the “Euro Term Loan”). The proceeds from the Euro Term Loan were used to reduce the outstanding balance of the 2008 Credit Facility that was utilized as bridge financing for the June 1, 2005 acquisition of the motive power battery business of FIAMM S.p.A. The original maturity date of the Euro Term Loan was June 30, 2011, but the loan was repaid in full on September 30, 2010.

As of March 31, 2011 and 2010, the Company had available and undrawn, under all its lines of credit, $356,447 and $247,400, respectively. Included in the March 31, 2011 and 2010 amounts are $95,049 and $116,788, respectively, of uncommitted lines of credit.

The Company paid $16,101, $16,456 and $21,026, net of interest received, for interest during the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Aggregate maturities of long-term debt (including $30,663 of Convertible Notes discount) are as follows at March 31, 2011:

2012	$43
2013	1,222
2014	1,222
2015	1,222
2016	273,722
Thereafter	1,224

$278,655

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

As of March 31, 2011 and 2010, the Company had $1,150 of standby letters of credit outstanding that reduced the borrowings available under the 2008 and 2011 Credit Facilities. As of March 31, 2011 and 2010, the Company had no bank guarantees.

Deferred Financing Fees

In fiscal 2011, in connection with the refinancing under the 2011 Credit Facility, the Company wrote-off $2,308 of unamortized deferred financing fees associated with the 2008 Credit Facility, and incurred $3,500 in new deferred financing fees.

In fiscal 2009, in connection with the issuance of the Convertible Notes in May 2008 and the refinancing under the 2008 Credit Facility in June 2008, the Company wrote-off $3,963 of unamortized deferred financing fees associated with the 2004 Credit Facility, and incurred $10,950 in new deferred financing fees.

Deferred financing fees, net of accumulated amortization totaled $5,912 and $6,581 as of March 31, 2011 and 2010, respectively. Amortization expense included in interest expense was $1,861, $1,724, and $1,733 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

9. Leases

The Company’s future minimum lease payments under capital and operating leases that have noncancelable terms in excess of one year at March 31, 2011 are as follows:

	Capital Leases	Operating Leases
2012	$860	$17,007
2013	680	12,081
2014	573	8,854
2015	184	6,319
2016	29	4,554
Thereafter	7	3,710

Total minimum lease payments	2,333	$52,525

Amounts representing interest	85

Net minimum lease payments, including current portion of $819	$2,248

Rental expense was $28,047, $26,957, and $29,247 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Amortization of capitalized leased assets is included in depreciation expense. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

10. Other Liabilities

Other long-term liabilities consist of the following:

	March 31,
	2011	2010
Pension and profit sharing obligation	$29,297	$26,855
Interest rate swap liabilities	5,847	9,710
Long-term income taxes liabilities	11,320	8,140
Deferred income	3,839	3,091
Other	6,552	6,706

Total	$56,855	$54,502

11. Fair Value Of Financial Instruments

FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This guidance includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The Company uses the following valuation techniques to measure fair value for its financial assets and financial liabilities:

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

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of March 31, 2011 and March 31, 2010 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2011	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(5,847)	$—	$(5,847)	$—
Lead forward contracts	9,575	—	9,575	—
Foreign currency forward contracts	(2,591)	—	(2,591)	—

Total derivatives	$1,137	$—	$1,137	$—

	Total Fair Value Measurement March 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(9,710)	$—	$(9,710)	$—
Lead forward contracts	62	—	62	—
Foreign currency forward contracts	1,911	—	1,911	—

Total derivatives	$(7,737)	$—	$(7,737)	$—

The fair value of interest rate swap agreements are based on observable prices as quoted for receiving the variable three month LIBOR and paying fixed interest rates and, therefore, were classified as Level 2.

The fair value of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2.

The fair value for foreign currency forward contracts are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate carrying value due to their short maturities.

The fair value of the Company’s 2011 Credit Facility, the China Term Loan and short-term debt approximate their carrying value, as they are variable rate debt and the current terms are comparable to market terms as of the balance sheet dates.

The fair value of the Company’s senior secured credit facility approximates its carrying value, as it is variable rate debt. The Convertible Notes, with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On March 31, 2011, the Company’s stock price closed at $39.75 per share. The Convertible Notes have a conversion option at $40.60 per share, and due to current conditions in the financial markets, the Company’s Convertible Notes were trading at 125% of face value on March 31, 2011, and 94% of face value on March 31, 2010. As of March 31, 2011 and 2010, the unamortized discount on the Convertible Notes was $30,663 and $36,580, respectively, and was included in the equity component of the Consolidated Balance Sheets in accordance with the accounting guidance (see Note 8 regarding Debt).

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at March 31, 2011 and 2010 were as follows:

	March 31, 2011				March 31, 2010
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives(1)	$9,575		$9,575		$1,973		$1,973

Financial liabilities:
Convertible Notes	$141,837	(2)	$215,625	(3)	$135,920	(2)	$161,978	(3)
Derivatives(1)	8,438		8,438		9,710		9,710

(1)	Represents interest rate swap agreements, lead and foreign currency hedges (see Note 12 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at March 31, 2011 and March 31, 2010).
(2)	The carrying amounts of the Convertible Notes at March 31, 2011 and March 31, 2010 represent the $172,500 principal value, less the unamortized debt discount (see Note 8).
(3)	The fair value amounts of the Convertible Notes represent the trading values of the Convertible Notes with a principal value of $172,500 at March 31, 2011 and March 31, 2010.

12. Derivative Financial Instruments

The Company utilizes derivative instruments to reduce its exposure to interest rate, commodity price and foreign exchange risks under established procedures and controls. The Company does not enter into derivative contracts for speculative purposes. The Company’s agreements are with creditworthy financial institutions.

Those contracts that result in a liability position at March 31, 2011 are $8,438 and therefore the Company believes there is no risk of nonperformance by the counterparties. Those contracts that result in an asset position at March 31, 2011 are $9,575. Although there is no collateral with these agreements, the associated risk of nonperformance is not considered material as the vast majority of these will settle within one year.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under the credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt.

As of March 31, 2011, such agreements effectively converted $85,000, of the variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by the Company under these agreements.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amount previously recorded in AOCI is reclassified to earnings. On March 29, 2011, the Company refinanced its 2008 Credit Facility that rendered the interest rate swaps ineligible for hedge accounting. Consequently, $5,847 that was previously recorded in AOCI relating to these instruments was charged to the income statement, under the caption “Charges related to refinancing.” Changes in fair value of the instruments between March 29, 2011 and March 31, 2011 were deemed insignificant but all such future changes in the fair value will be recorded in the income statement under the caption “Other income (expense), net.” As of March 31, 2011, the notional value of these derivatives was $85,000 and these agreements will expire between February – May 2013.

The Company recorded unrealized losses on interest rate swaps in AOCI, of $2,835, $3,141 and $5,667 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, when the swaps were effective. The estimated fair value of the Company’s interest rate swap agreements was a liability of $5,847 and $9,710 at March 31, 2011 and 2010, respectively, based on quotes from market makers of these instruments. The Company recorded expense of $6,698, $7,059 and $3,632 in fiscal 2011, 2010 and 2009, respectively, which was recorded as an increase in interest expense.

Lead Hedge Contracts

During the fiscal years ending March 31, 2011, 2010 and 2009, the Company entered into lead hedge contracts to fix the price for lead purchases. Management considers the lead hedge contracts to be highly effective against changes in the cash flows of the underlying lead purchases based on the criteria under FASB guidance. The vast majority of such contracts are for a period not extending beyond one year. The Company recorded unrealized gains (losses) on lead hedge contracts of $15,930, $9,844 and ($44,863), for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, which are included in AOCI. The estimated fair value of open lead hedge contracts at March 31, 2011 and 2010 was an asset position of $9,575 and $62, respectively. The realized net gain (loss) on the settlement of lead hedge contracts during fiscal 2011, 2010 and 2009, was $6,417, $11,973, and ($45,369), respectively, which was recorded as a decrease (increase) in cost of goods sold.

Foreign Currency Forward Contracts

On a selective basis the Company will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe, China and Mexico and from intercompany loan and receivable transactions. To hedge these exposures the Company may enter into foreign currency forward contracts and option contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2011 and 2010, the Company had entered into a total of $82,829 and $64,234, respectively, foreign currency forward contracts. The Company recorded an unrealized (loss) gain on foreign currency forward contracts of ($4,031), $2,679 and $206 for the fiscal years ended March 31, 2011, 2010 and 2009 respectively, which is included in AOCI. The estimated fair value of open foreign currency forward contracts at March 31, 2011 and 2010 was a (liability) asset of ($2,591) and $1,911, respectively. The realized net gain (loss) on foreign currency hedge contracts during fiscal 2011, 2010 and 2009 was $471, $428 and ($3,255), respectively, which was recorded as a decrease (increase) in cost of goods sold.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments

March 31, 2011 and 2010

		Asset Derivatives		Balance Sheet Location	Liability Derivatives
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2011	March 31, 2010		March 31, 2011	March 31, 2010
		Fair Value	Fair Value		Fair Value	Fair Value
Interest rate swap agreements	Other liabilities	$—	$—	Other liabilities	$—	$9,710
Lead hedge contracts	Prepaid and other current assets	9,575	62	Accrued expenses	—	—
Foreign currency forward contracts	Prepaid and other current assets	—	1,911	Accrued expenses	2,591	—

Total Derivatives Designated as Hedging Instruments		$9,575	$1,973		$2,591	$9,710

Fair Value of Derivative Instruments

March 31, 2011 and 2010

		Asset Derivatives		Balance Sheet Location	Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2011	March 31, 2010		March 31, 2011	March 31, 2010
		Fair Value	Fair Value		Fair Value	Fair Value
Interest rate swap agreements	Other Assets	$—	$—	Other liabilities	$5,847	$—

Total Derivatives Not Designated as Hedging Instruments		$—	$—		$5,847	$—

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the fiscal years ending March 31, 2011 and 2010

Derivatives in Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Accumulated OCI(1) on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI(1) into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from Accumulated OCI(1) into Income (Effective Portion)
	March 31, 2011	March 31, 2010		March 31, 2011	March 31, 2010
Interest rate swap agreements	$(2,835)	$(3,141)	Interest expense	$(6,698)	$(7,059)
Lead hedge contracts	15,930	9,844	Cost of goods sold	6,417	11,973
Foreign currency forward contracts	(4,031)	2,679	Cost of goods sold	471	428

Total Derivatives Designated as Hedging Instruments	$9,064	$9,382		$190	$5,342

Derivatives Not Designated as Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)		Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	March 31, 2011	March 31, 2010
Interest rate swap agreements	$(5,847)	$—	Charges related to refinancing

Total Derivatives Not Designated as Hedging Instruments	$(5,847)	$—

(1)	OCI = Other comprehensive income

In the coming twelve months, the Company anticipates that $6,118 of the current pretax gain will be reclassified from AOCI as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead cost to be realized in connection with the variable lead cost and foreign exchange being hedged.

13. Income Taxes

Income tax expense is composed of the following:

	Fiscal year ended March 31,
	2011	2010	2009
Current:
Federal	$24,232	$9,000	$10,793
State	2,736	(981)	2,673
Foreign	14,114	9,957	14,876

Total current	41,082	17,976	28,342
Deferred:
Federal	(1,358)	4,678	7,730
State	2,010	852	311
Foreign	(3,716)	1,445	787

Total deferred	(3,064)	6,975	8,828

Income tax expense	$38,018	$24,951	$37,170

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2011	2010	2009
United States	$57,710	$37,418	$21,545
Foreign	93,734	49,837	97,555

Earnings before income taxes	$151,444	$87,255	$119,100

Income taxes paid by the Company for the fiscal years ended March 31, 2011, 2010 and 2009 were $41,800, $22,553 and $21,214, respectively.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2011	2010
Deferred tax assets:
Accounts receivable	$1,304	$1,140
Inventories	6,669	4,626
Net operating loss carryforwards	78,236	69,469
Accrued liabilities and restructuring expenses	22,061	14,503
Other assets	9,200	9,189

Gross deferred tax assets	117,470	98,927
Less valuation allowance	(63,617)	(58,382)

Total deferred tax assets	53,853	40,545
Deferred tax liabilities:
Property, plant and equipment	31,945	28,288
Other intangible assets	43,440	38,363
Convertible Notes	20,727	19,363
Other liabilities	4,992	1,858

Total deferred tax liabilities	101,104	87,872

Net deferred tax liabilities	$(47,251)	$(47,327)

The Company has approximately $16,543 in United States federal net operating loss carryforwards, approximately $9,054 of which are limited by Section 382 of the Internal Revenue Code, that begin to expire in the year ending 2023. The Company has recorded a valuation allowance against approximately $8,515 of the losses limited by Section 382.

The net operating loss carryforwards at March 31, 2011 related to the Company’s foreign subsidiaries are approximately $250,000. Some of these net operating loss carryforwards have an unlimited life, while others expire at various times over the next 20 years. In addition, the Company also had approximately $52,149 of net operating loss carryforwards for state tax purposes that expire at various times over the next 20 years. The Company has recorded a valuation allowance for net deferred tax assets in certain foreign and state tax jurisdictions, primarily related to net operating loss carryforwards, due to the significant losses incurred in these tax jurisdictions. As of March 31, 2011 and 2010, the valuation allowance associated with certain foreign and state tax jurisdictions was $55,738 and $50,698, respectively. During the fiscal years ended March 31, 2011 and 2010, the Company recorded tax benefits of $2,498 and $2,260, respectively, due to the utilization of net operating loss carryforwards in certain foreign subsidiaries.

A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31,
	2011	2010	2009
United States statutory income tax expense (at 35%)	$53,005	$30,539	$41,685
Increase (decrease) resulting from:
State income taxes, net of federal effect	3,035	(116)	1,942
Nondeductible expenses, domestic manufacturing deduction and other	(1,848)	3,799	427
Effect of foreign operations	(14,841)	(9,253)	(9,374)
Valuation allowance	(1,333)	(18)	2,490

Income tax expense	$38,018	$24,951	$37,170

The effective income tax rate was 25.1 % in fiscal 2011, compared to 28.6 % in fiscal 2010 and 31.2 % in fiscal 2009. The fiscal 2011 tax expense includes a non-recurring tax benefit of approximately $3,145 attributable to the favorable settlement of foreign tax audits which reduced the effective tax rate by 2.1 percentage points. Similarly, the fiscal 2010 tax expense included a non-recurring tax benefit of approximately $2,141, attributable to the filing of amended tax returns which reduced the effective tax rate by 2.5 percentage points.

At March 31, 2011, the Company has not recorded United States income or foreign withholding taxes on approximately $374,000 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts permanently invested overseas.

The Company recognizes and measures uncertain tax positions taken, or expected to be taken, in a tax return in accordance with FASB guidance on accounting for uncertainty in income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits under FASB guidance is as follows:

March 31, 2008	$13,310
Increases related to current year tax positions	6,509
Decreases related to prior year tax positions due to foreign currency translation	(724)
Decreases related to prior year tax position settled	(4,886)
Lapse of statute of limitations	(904)

March 31, 2009	$13,305
Increases related to current year tax positions	919
Increases related to prior year tax positions due to foreign currency translation	5
Decreases related to prior year tax position settled	(2,940)
Lapse of statute of limitations	(539)

March 31, 2010	$10,750
Increases related to current year tax positions	2,896
Increases related to prior year tax positions	324
Increases related to prior year tax positions due to foreign currency translation	122
Decreases related to prior year tax position settled	(3,145)
Lapse of statute of limitations	(302)

March 31, 2011	$10,645

All of the balance of unrecognized tax benefits at March 31, 2011, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s Statements of Income and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company anticipates that it is reasonably possible that a portion of the March 31, 2011 balance of the unrecognized tax benefits could be recognized within the next twelve months due to the expiration of the relevant statutes of limitations. An estimate of the range of the adjustments cannot be made at this time.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2011, 2010 and 2009, the Company had an accrual of $675, $905 and $740, respectively, for interest and penalties.

14. Retirement Plans

Defined Benefit Plans

The Company provides retirement benefits to substantially all eligible salaried and hourly employees.

Net periodic pension cost for fiscal 2011, 2010, and 2009, includes the following components:

	United States Plans			International Plans
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2011	2010	2009	2011	2010	2009
Service cost	$250	$224	$300	$603	$621	$2,897
Interest cost	646	635	608	2,503	2,520	2,529
Expected return on plan assets	(624)	(491)	(639)	(1,615)	(1,256)	(1,568)
Amortization and deferral	248	458	208	53	(43)	—

Net periodic benefit cost	$520	$826	$477	$1,544	$1,842	$3,858

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2011	2010	2011	2010
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$10,992	$9,969	$46,851	$38,080
Service cost	250	224	603	621
Interest cost	646	635	2,503	2,520
Benefits paid, inclusive of plan expenses	(581)	(588)	(1,481)	(2,299)
Plan curtailments	—	—	—	(60)
Plan amendments	108	—	817	—
Plan combinations (including newly material plans)	—	—	337	—
Experience (gain) loss	488	752	(3,366)	6,575
Foreign currency translation adjustment	—	—	2,617	1,414

Benefit obligation at the end of the period	$11,903	$10,992	$48,881	$46,851

	United States Plans		International Plans
	March 31,		March 31,
	2011	2010	2011	2010
Change in plan assets
Fair value of plan assets at the beginning of the period	$7,859	$6,279	$22,712	$16,285
Actual return on plan assets	1,102	1,994	1,751	6,326
Employer contributions	366	174	1,424	1,659
Benefits paid, inclusive of plan expenses	(581)	(588)	(1,481)	(2,299)
Foreign currency translation adjustments	—	—	1,373	741

Fair value of plan assets at the end of the period	$8,746	$7,859	$25,779	$22,712

Funded status deficit	$(3,157)	$(3,133)	$(23,102)	$(24,139)

The Company uses a measurement date of March 31 for its pension plans. Accrued pension benefit liability is included in accrued expenses and other liabilities.

As required by FASB guidance, for pension plans for which the projected benefit obligation exceeds the fair value of plan assets, the Company has recognized in the Consolidated Balance Sheets at March 31, 2011 and 2010, the additional liability of the unfunded projected benefit obligation of $4,766 and $7,476, respectively, as current and long-term liabilities, with offsetting equity adjustments. The accumulated benefit obligation for all defined benefit pension plans was $58,128 and $55,282 at March 31, 2011 and 2010, respectively.

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year follows:

	United States Plans		International Plans
	March 31,		March 31,
	2011	2010	2011	2010
All defined benefit plans:
Accumulated benefit obligation	$11,903	$10,992	$46,225	$44,290
Unfunded defined benefit plans:
Projected benefit obligation	—	—	25,533	23,367
Accumulated benefit obligation	—	—	24,413	22,557
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	11,903	10,992	25,560	23,367
Accumulated benefit obligation	11,903	10,992	24,440	22,557
Fair value of plan assets	8,746	7,859	—	—

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the US and International plans were as follows:

	United States Plans			International Plans
	March 31,			March 31,
	2011	2010	2009	2011	2010	2009
Discount rate	6.0%	6.5%	6.0%	4.3-6.0%	3.8-6.0%	4.3-6.0%
Expected return on plan assets	8.0	8.0	8.0	5.5-7.0	5.5-7.0	5.5-7.5
Rate of compensation increase	N/A	N/A	N/A	2.0-3.5	2.0-3.5	2.0-3.5

Significant assumptions used to determine the projected benefit obligations for the US and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2011	2010	2011	2010
Discount rate	5.7%	6.0%	4.0-5.5%	4.3-6.0%
Rate of compensation increase	N/A	N/A	2.0-4.0	2.0-3.5

NA = not applicable

The United States plans do not include compensation in the formula for determining the pension benefit as it is based solely on years of service.

The expected long-term rate of return for the Company’s pension plan assets is based upon the target asset allocation and is determined using forward looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. The Company evaluates the rate of return assumptions for each of its plans on an annual basis.

Pension Plan Investment Strategy

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

The Company periodically reviews the asset allocation of its portfolio. The proportion committed to equities, debt securities and cash and cash equivalents is a function of the values available in each category and risk considerations. The plan’s overall return will be compared to and expected to meet or exceed established benchmark funds and returns over a three to five year period.

The objectives of the Company’s investment strategies are: (a) the achievement of a reasonable long-term rate of total return consistent with an emphasis on preservation of capital and purchasing power, (b) stability of annual returns through a portfolio risk level, which is appropriate to conservative accounts, and (c) reflective of the Company’s willingness to forgo significantly above-average rewards in order to minimize above-average risks. These objectives may not be met each year but should be attained over a reasonable period of time.

In connection with a past acquisition, the Company had assumed defined benefit plans in Germany and France. These plans have no assets, while their benefit obligations were $21,706 and $20,266 as of March 31, 2011 and 2010, respectively. Other salary and hourly employees are provided benefits in accordance with governmental regulatory requirements.

The following table represents our pension plan investments measured at fair value as of March 31, 2011 and 2010 and the basis for that measurement:

	March 31, 2011
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash and Cash Equivalents	$528	$528	$—	$—	$—	$—	$—	$—
Equity Securities
US(a)	4,839	4,839	—	—	2,521	2,521	—	—
International(b)	840	840	—	—	13,600	13,600	—	—
Fixed Income(c)	2,539	2,539	—	—	9,658	9,658	—	—

Total	$8,746	$8,746	$—	$—	$25,779	$25,779	$—	$—

	March 31, 2010
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash and Cash Equivalents	$450	$450	$—	$—	$—	$—	$—	$—
Equity Securities
US(a)	4,058	4,058	—	—	2,196	2,196	—	—
International(b)	819	819	—	—	13,053	13,053	—	—
Fixed Income(c)	2,532	2,532	—	—	7,463	7,463	—	—

Total	$7,859	$7,859	$—	$—	$22,712	$22,712	$—	$—

The fair values presented above were determined based on valuation techniques categorized as follows:

•	Level one: The use of quoted prices in active markets for identical instruments.

•

Level two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

•	Level three: The use of significantly unobservable inputs and that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(a)	US equities include companies that are well diversified by industry sector and equity style (i.e., growth and value strategies). Active and passive management strategies are employed. Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.

(b)	International equities are invested in companies that are traded on exchanges outside the U.S. and are well diversified by industry sector, country and equity style. Active and passive strategies are employed. The vast majority of the investments are made in companies in developed markets with a small percentage in emerging markets.

(c)	Fixed income consists primarily of investment grade bonds from diversified industries.

The Company expects to make cash contributions of approximately $2,336 to its pension plans in fiscal year 2012.

Estimated future benefit payments under the Company’s pension plans are as follows:

Pension Benefits
2012	$2,113
2013	2,130
2014	2,548
2015	2,588
2016	2,849
Years 2017-2021	17,408

In accordance with FASB guidance, the Company recognizes the funded status of its retirement plans in its Consolidated Balance Sheet. The underfunded status of the retirement plans recorded as a liability on the Company’s Consolidated Balance Sheets at March 31, 2011 and 2010 was approximately $26,259 and $27,272, respectively.

The amounts included in AOCI as of March 31, 2011 that are expected to be recognized as components of net periodic pension cost during the fiscal year ended March 31, 2012 are as follows:

Net loss	$(173)
Net prior service cost	(85)

Net amount expected to be recognized	$(258)

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

Effective February 1, 2009, the Company amended the EnerSys United Kingdom Pension Scheme (“Amended U.K. Plan”) that covers substantially all United Kingdom employees, both direct and salaried so that all members with defined benefit plan benefits at that date would be provided with defined contribution plan benefits for future service. The Company pays contributions to fund any accrued liabilities in excess of the assets in the defined benefit section of the Amended U.K. Plan as necessary. Active members of the Amended U.K. Plan as of February 1, 2009 receive a matching contribution from the Company up to 4% of Pensionable Salary and an enhanced Company contribution in excess of this in line with the rules of the plan. New eligible employees of the Amended U.K. Plan receive a matching contribution from the Company up to 5% of pensionable salary, at various rates as provided by the Plan.

Employer expenses for the 401(k) plan and the Amended U.K. Plan for the fiscal years ended March 31, 2011, 2010 and 2009 were $5,025, $3,909 and $2,394, respectively.

15. Stockholders’ Equity

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2011 and 2010, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following demonstrates the change in the number of shares of Common Stock outstanding during fiscal 2011:

Fiscal Year ended March 31, 2011
Shares outstanding as of beginning of period	48,581,832
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	1,452,521

Shares outstanding as of end of period	50,034,353

Treasury Stock

On October 30, 2008, the Company completed the purchase of 1,800,000 shares of its common stock at $11.00 per common share for $19,800 in the aggregate from an institutional shareholder and recorded the same as treasury stock as of March 31, 2011 and 2010, respectively.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
March 31, 2011
Pension funded status adjustment	$(5,479)	$2,761	$(794)	$1,967	$(3,512)
Unrealized gain (loss) on derivative instruments	(5,034)	14,721	(5,251)	9,470	4,436
Foreign currency translation adjustment	77,717	36,539	—	36,539	114,256

Accumulated other comprehensive income	$67,204	$54,021	$(6,045)	$47,976	$115,180

March 31, 2010
Pension funded status adjustment	$(4,794)	$(318)	$(367)	$(685)	$(5,479)
Unrealized gain (loss) on derivative instruments	(7,660)	4,047	(1,421)	2,626	(5,034)
Foreign currency translation adjustment	46,509	31,208	—	31,208	77,717

Accumulated other comprehensive income	$34,055	$34,937	$(1,788)	$33,149	$67,204

March 31, 2009
Pension funded status adjustment	$(5,338)	$392	$152	$544	$(4,794)
Unrealized gain (loss) on derivative instruments	(8,910)	1,925	(675)	1,250	(7,660)
Foreign currency translation adjustment	177,161	(130,652)	—	(130,652)	46,509

Accumulated other comprehensive income	$162,913	$(128,335)	$(523)	$(128,858)	$34,055

16. Secondary Offerings of Common Shares

In fiscal 2011 and 2010, certain of the Company’s stockholders sold 2,845,869 and 3,200,000 shares, respectively, of the Company’s common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008.

The offered shares were sold by those stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders. The Company did not receive any proceeds from the common stock offerings; however, under the terms of its securityholder agreement, the Company did incur fees related to the offerings in fiscal 2011 and fiscal 2010 of $615 and $150, respectively.

17. Stock-Based Compensation

In July 2010, the shareholders approved the EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP consolidated the Company’s existing equity incentive plans, the 2000 Management Equity Plan, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan, into one plan. The 2010 EIP reserves 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2010 EIP. Shares subject to awards that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of an award shall not count against the limit described above, and only the number of shares delivered in the settlement of stock appreciation rights shall count against the limit.

At March 31, 2011, 3,160,394 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

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

The weighted average fair value of options granted in fiscal 2010 were $8.35 and $5.15 and $11.64 in fiscal 2009, and were determined using the following assumptions:

	2010	2010	2009
	10 Year Options	3.5 Year Options	10 Year Options
Exercise price	$16.20	$16.24	$30.19
Risk-free interest rate	2.01%	0.93%	3.1%
Dividend yield	0%	0%	0%
Expected life	5 years	2 years	5 years
Expected volatility	56.6%	56.6%	38.6%
Weighted average fair value	$8.35	$5.15	$11.64

There were no options granted in fiscal 2011.

For fiscal 2011, 2010 and 2009, the Company recognized $2,333 ($1,844 net of taxes), $2,993 ($2,095 net of taxes) and $1,906 ($1,270 net of taxes), respectively, of stock-based compensation expense associated with the stock option grants.

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2008	3,534,935	4.4	$15.27	$30,617
Granted	264,206		30.19	—
Exercised	(983,991)		15.30	13,544
Canceled	(171,975)		15.97	—

Options outstanding as of March 31, 2009	2,643,175	4.2	$16.70	$1,752
Granted	539,506		16.21	—
Exercised	(667,862)		12.22	7,125
Canceled	(83,586)		21.43	522

Options outstanding as of March 31, 2010	2,431,233	4.0	$17.69	$19,191
Exercised	(1,415,391)		15.34	18,482
Canceled	(155,063)		29.32	9

Options outstanding as of March 31, 2011	860,779	6.2	$19.52	$17,129

Options exercisable as of March 31, 2011	502,876	5.1	$19.51	$10,014

Options expected to vest after March 31, 2011	357,903	7.6	$19.54	$7,115

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.01-15.00	150,289	2.5	$12.29	150,289	$12.29
$15.01-20.00	454,928	7.5	16.82	173,465	17.09
$20.01-25.00	49,514	1.0	21.91	49,514	21.91
Over $25.00	206,048	7.1	30.19	129,608	30.19

	860,779	6.2	$19.52	502,876	$19.51

A summary of the status of the Company’s non-vested options as of March 31, 2011, and changes during the year ended March 31, 2011, is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2010	614,607	$9.08
Vested	(256,258)	9.01
Forfeited	(446)	8.00

Nonvested at March 31, 2011	357,903	$8.70

Restricted Stock, Restricted Stock Units and Market Share Units

In fiscal 2011, the Company granted to non-employee directors 21,248 restricted stock units at the market price of $22.59 per restricted stock unit at the date of grant. In fiscal 2010, the Company granted to non-employee directors 23,723 restricted stock units in fiscal 2010, at the market price of $21.05 per restricted stock unit at the date of grant. These restricted stock units vest thirteen-months following the date of grant.

In fiscal 2011, the Company granted to management and other key employees 291,701 restricted stock units at the market price on that date of $25.67 per share and 124,091 market share units at the fair market value on that date of $34.45 per share. Restricted stock units are granted at the market price of the Company’s common stock on the date of grant and vest and are settled in common stock 25% per year over a four-year period from the date of grant.

Market share units are granted at fair value on the date of grant and vest and are settled in common stock on the third anniversary of the date of grant. Market share units are converted into between zero and two shares of common stock for each unit granted at the end of a three-year performance cycle. The conversion ratio is calculated by dividing the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the vesting date by the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the grant date, with the resulting quotient capped at two. This quotient is then multiplied by the number of market share units granted to yield the number of shares of common stock to be delivered on the vesting date. The fair value of the market share units was estimated at the date of grant using a binomial matrix-pricing model with the following assumptions: a risk-free interest rate of 1.30%, dividend yield of zero, time to maturity of 3 years and expected volatility of 43.0%.

The Company granted to management and other key employees 366,367 restricted stock units in fiscal 2010, at the fair market value on that date of $16.20 per share, and 227,214 restricted stock units in fiscal 2009, at an average fair market value on date of grants of $30.19 per share. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant.

No restricted stock awards were granted in fiscal 2011, 2010 and 2009.

Generally, restricted stock is granted at the fair market value of the Company’s common stock on the date of grant and vest in annual installments of 25% over a four-year period from the date of grant.

A summary of the changes in restricted stock, restricted stock units and market share units awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2011 is presented below:

	Restricted Stock		Restricted Stock Units (RSU)/ Market Share Units (MSU)
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of RSU and MSU	Weighted Average Grant Date Fair Value
Non-vested awards as of March 31, 2010	1,000	$18.32	608,630	$20.45
Granted	—	—	437,040	28.01
Vested	(1,000)	18.32	(177,184)	21.12
Canceled	—	—	(3,094)	24.76

Non-vested awards as of March 31, 2011	—	$—	865,392	$23.97

The Company recognized equity-based compensation expense related to the vesting of restricted shares, restricted stock units and market share units of approximately $6,723, with a related tax benefit of $1,659 for fiscal 2011, approximately $3,968, with a related tax benefit of $1,190 for fiscal 2010, and approximately $3,115, with a related tax benefit of $1,045 for fiscal 2009.

All Award Plans

As of March 31, 2011, unrecognized compensation expense associated with the non-vested incentive awards outstanding was $15,403 and is expected to be recognized over a weighted average period of twenty months.

18. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share (dollars in thousands, except per share data).

	March 31,
	2011	2010	2009
Net earnings	$113,426	$62,304	$81,930

Average common shares:
Basic (weighted-average outstanding shares)	49,376,132	48,122,207	48,824,434
Dilutive potential common shares from exercise and lapse of equity awards, net of shares assumed reacquired	668,114	711,888	595,869

Diluted (weighted-average outstanding shares)	50,044,246	48,834,095	49,420,303

Basic earnings per common share	$2.30	$1.29	$1.68

Diluted earnings per common share	$2.27	$1.28	$1.66

Anti-dilutive equity awards not included in weighted average common shares—diluted	—	383,696	2,992,456

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $172,500, Convertible Notes due 2038, which the Company issued in May 2008, is approximately 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during fiscal 2011 and 2010, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and is separate from the Company’s current metal fabrication facility in Sumter.

The Company has established a reserve for this facility. As of March 31, 2011 and 2010, the reserves related to this facility totaled $3,279 and $3,682, respectively. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.

Collective Bargaining

At March 31, 2011, the Company had approximately 8,400 employees. Of these employees, approximately 40% were covered by collective bargaining agreements. The average term of these agreements is two years, with the longest term being four years. These agreements expire over the period from calendar years 2011 to 2014.

The Company considers its employee relations to be good. Historically, the Company has not experienced any significant labor unrest or disruption of production.

Lead Contracts

In order to reduce the Company’s exposure to significant increases in lead costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at March 31, 2011, the Company contracted to fix the price of approximately 63,396 pounds of lead for a total contract price of $68,212. At March 31, 2010, the Company contracted to fix the price of approximately 63,335 pounds of lead for a total contract price of $60,724.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis the Company will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company.

The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe and Mexico. Additionally, the Company has currency exposures from intercompany loans and trade transactions. To hedge these exposures the Company has entered into foreign currency forward contracts and purchased option contracts with financial institutions. Each contract is for a period not extending beyond one year. As of March 31, 2011 and 2010, the Company entered into a total of $82,829 and $64,234 foreign currency forward contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. On March 31, 2011 and March 31, 2010, such agreements effectively converted $85,000 and $170,000, respectively, of variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received by the Company under these agreements.

20. Restructuring Plans

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans and bases its restructuring accounting and disclosures on the applicable accounting guidance. As a result, charges to net earnings were made in the periods in which restructuring plan liabilities were incurred.

Acquisition related restructuring plan

In fiscal 2010, the Company acquired the stock of OEB Traction Batteries and certain operating assets and liabilities of the reserve power battery business of Accu Holding AG and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”). The Company completed the process of closing the two manufacturing facilities of Oerlikon during the third quarter of fiscal 2011 which resulted in the reduction of 105 employees. During fiscal 2010 and 2011, the Company recorded $1,269 and $2,546 in charges related to this plan. As of March 31, 2011, the reserve balance associated with these actions is $403. The Company expects to finalize the plan with an additional $600 of restructuring charges in fiscal 2012 in Europe.

A roll-forward of the acquisition related restructuring reserve is as follows:

	Employee Severance	Plant Closure and Other	Total
Balance at March 31, 2009	$—	$—	$—
Accrued	1,269	—	1,269
Costs incurred	—	—	—
Foreign currency impact and other	23	—	23

Balance at March 31, 2010	$1,292	$—	$1,292
Accrued	108	2,438	2,546
Costs incurred	(1,107)	(2,313)	(3,420)
Foreign currency impact and other	(36)	21	(15)

Balance at March 31, 2011	$257	$146	$403

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

Based on commitments incurred to date, the Company recorded restructuring charges of $31,457 in fiscal 2009 and 2010 with $437 of additional charges during fiscal 2011. The Company incurred $5,629 of costs against the accrual during fiscal 2011. As of March 31, 2011, the reserve balance associated with these actions is $2,411. The Company expects to be committed to an additional $600 of restructuring charges in fiscal 2012 related to these actions.

During fiscal 2011, the Company announced a further restructuring of its European operations, which will result in the reduction of approximately 73 employees upon completion across its operations. The Company estimates that the total charges for these actions will amount to approximately $5,400, primarily from cash expenses for employee severance-related payments and site closure costs.

Based on commitments incurred to date, the Company recorded restructuring charges of $3,830 in fiscal 2011. The Company incurred $1,316 of costs against the accrual during fiscal 2011. As of March 31, 2011, the reserve balance associated with these actions is $2,509. The Company expects to be committed to an additional $2,200 of restructuring charges in fiscal 2012 related to these actions.

A roll-forward of the non-acquisition related restructuring reserve is as follows:

	Employee Severance	Plant Closure and Other	Total
Balance at March 31, 2008	$—	$—	$—
Accrued	12,941	—	12,941
Costs incurred	(2,652)	—	(2,652)
Foreign currency impact and other	—	—	—

Balance at March 31, 2009	$10,289	$—	$10,289
Accrued	10,107	2,263	12,370
Costs incurred	(13,276)	(2,263)	(15,539)
Foreign currency impact and other	362	—	362

Balance at March 31, 2010	$7,482	$—	$7,482
Accrued	4,267	—	4,267
Costs incurred	(6,945)	—	(6,945)
Foreign currency impact and other	116	—	116

Balance at March 31, 2011	$4,920	$—	$4,920

21. Warranty

The Company provides for estimated product warranty expenses when the related products are sold and are included within accrued expenses. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties is as follows:

Balance at March 31, 2008	$34,037
Current year provisions	15,274
Costs incurred	(15,189)
Foreign exchange and other	(3,208)

Balance at March 31, 2009	$30,914
Current year provisions	13,123
Costs incurred	(13,283)
Foreign exchange and other	985

Balance at March 31, 2010	$31,739
Current year provisions	20,565
Costs incurred	(17,499)
Foreign exchange and other	1,201

Balance at March 31, 2011	$36,006

22. Other Charges and (Income)

The following is a summary of other charges and (income):

	Fiscal Years Ended March 31,
	2011	2010	2009
Restructuring charges (see Note 20)	$6,813	$13,929	$22,424
Bargain purchase gain (see Note 2)	—	(2,919)	—
Gain on sales of facilities	—	—	(11,308)
Legal proceedings charge	—	—	3,366

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

Included in the fiscal 2009 operating results are $3,366 of expenses resulting from a June 2008 ruling from the Court of Commerce in Lyon, France that the Company’s French subsidiary, EnerSys Sarl, which was acquired in 2002, was partially responsible for a 1999 fire in a French hotel under construction. The Company has appealed this ruling.

23. Other (Income) Expense, Net and Charges Related to Refinancing

Other (income) expense, net consists of the following:

	Fiscal Years Ended March 31,
	2011	2010	2009
Foreign exchange transaction (gains) losses	$732	$3,045	$(11,571)
Secondary offering fee	615	150	330
Non-controlling interest	382	350	537
Other	448	839	2,107

Total	$2,177	$4,384	$(8,597)

Charges related to refinancing:

	Fiscal Years Ended March 31,
	2011	2010	2009
Charges related to refinancing	$8,155	$—	$5,209

In fiscal 2011, the Company incurred charges of $8,155 in connection with the refinancing of amounts borrowed under the 2011 Credit Facility. These charges included $2,308 in write offs of deferred financing fees and $5,847 of losses from discontinuing hedge accounting for the interest rate swap agreements.

In fiscal 2009, the Company incurred charges of $5,209 in connection with the refinancing of amounts borrowed under the 2008 Credit Facility. These charges included $3,963 in write offs of deferred financing fees and $1,246 of losses incurred as a result of the termination of certain interest rate swap agreements.

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

Summarized financial information related to the Company’s business segments at March 31, 2011, 2010 and 2009 and for each of the fiscal years then ended is shown below.

	Fiscal Years Ended March 31,
	2011	2010	2009
Net sales
Europe	$890,313	$741,975	$987,178
Americas	896,629	700,297	831,251
Asia	177,520	137,113	154,438

Total net sales	$1,964,462	$1,579,385	$1,972,867

Operating earnings
Europe	$55,643	$17,649	$64,898
Americas	124,515	87,156	79,236
Asia	10,469	20,502	12,793
Restructuring charges (Europe)	(6,813)	(13,212)	(21,996)
Bargain purchase gain (Europe)	—	2,919	—
Restructuring charges (Americas)	—	(717)	(428)
Legal proceedings charge (Europe)	—	—	(3,366)
Gain on sale of facilities (Europe)	—	—	11,308

Total operating earnings	$183,814	$114,297	$142,445

Property, plant and equipment, net
Europe	$169,056	$156,953	$147,248
Americas	142,263	138,217	133,880
Asia	33,066	19,971	20,237

Total	$344,385	$315,141	$301,365

Depreciation and Amortization
Europe	$21,564	$22,348	$23,663
Americas	19,842	19,189	20,249
Asia	2,987	3,314	3,321

Total	$44,393	$44,851	$47,233

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sale approval and acceptance. The following represent the net sales to unaffiliated customers of the Company’s country of domicile and the other top countries which collectively comprise approximately 70% the Company’s consolidated net sales for the periods presented:

	Fiscal years ended
	March 31, 2011	March 31, 2010
United States	$812,253	$638,138
France	158,815	159,242
Germany	153,409	151,031
Switzerland	111,112	40,456
United Kingdom	100,879	91,355
Italy	86,564	83,893

25. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2011 ended on July 4, 2010, October 3, 2010, January 2, 2011, and March 31, 2011, respectively. The four quarters in fiscal 2010 ended on June 28, 2009, September 27, 2009, December 27, 2009, and March 31, 2010, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2011
Net sales	$434,969	$472,843	$508,596	$548,054	$1,964,462
Gross profit	96,614	110,721	117,900	124,609	449,844
Operating earnings(1)	37,480	44,496	48,320	53,518	183,814
Net earnings(2)	23,027	26,549	33,759	30,091	113,426
Net earnings per common share—basic	$0.47	$0.54	$0.68	$0.60	$2.30
Net earnings per common share—diluted	$0.47	$0.53	$0.67	$0.59	$2.27
Fiscal year ended March 31, 2010
Net sales	$340,265	$367,325	$421,258	$450,537	$1,579,385
Gross profit	77,461	88,617	98,329	96,497	360,904
Operating earnings(3)	19,534	25,149	38,577	31,037	114,297
Net earnings(3)	8,411	12,905	23,159	17,829	62,304
Net earnings per common share—basic	$0.18	$0.27	$0.48	$0.37	$1.29
Net earnings per common share—diluted	$0.17	$0.26	$0.47	$0.36	$1.28

(1)	Included in Operating earnings were restructuring charges of $723, $2,750, $1,754 and $1,586 for the first, second, third and fourth quarters of fiscal 2011, respectively.
(2)	Included in Net earnings were restructuring charges as explained in note above as well as charges related to refinancing of $8,155 in the fourth quarter of fiscal 2011.
(3)	Included in Operating earnings and Net earnings were restructuring charges of $3,519, $3,184, $1,063 and $6,163 for the first, second, third and fourth quarters of fiscal 2010, respectively. Also included in the third quarter of fiscal 2010 operating earnings was a bargain purchase gain of $2,919 resulting from the acquisition of Oerlikon.

26. Subsequent Events

On May 16, 2011, under the Company’s 2010 Equity Incentive Plan, the Company granted 95,026 restricted stock units, which vest 25% each year over four-years from the date of grant, and 224,397 market share units, which vest three years from the date of grant.

On May 26, 2011, the Company’s Board of Directors authorized the Company to repurchase up to the number of shares exercised through previous stock option awards and common stock issued under the 2010 Equity Incentive Plan.

SCHEDULE II

EnerSys

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2009	$5,008	$4,873	$(1,319)	$(584)	$7,978
Fiscal year ended March 31, 2010	7,978	2,712	(1,257)	446	9,879
Fiscal year ended March 31, 2011	9,879	1,513	(1,673)	828	10,547

Allowance for inventory valuation:
Fiscal year ended March 31, 2009	$13,963	$10,294	$(6,682)	$(850)	$16,725
Fiscal year ended March 31, 2010	16,725	1,704	(7,437)	686	11,678
Fiscal year ended March 31, 2011	11,678	8,329	(5,361)	406	15,052

(1)	Primarily the impact of currency changes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting.”

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes substantially all of our businesses. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2011.

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm,” which appears in Item 8 in this Annual Report on Form 10-K.

/s/ JOHN D. CRAIG	/s/ MICHAEL J. SCHMIDTLEIN
John D. Craig Chairman, President and CEO	Michael J. Schmidtlein Senior Vice President, Finance and CFO

ITEM 9B.	OTHER INFORMATION

On May 26, 2011, the Board of Directors of EnerSys authorized a stock repurchase program with the number of shares to be repurchased in any fiscal year equal to the total number of shares of EnerSys’ common stock issued in connection with the exercise of options to purchase common stock, subject to restricted stock awards and underlying restricted stock units granted during such fiscal year. The authorized repurchases will be funded with available cash and made from time to time in either the open market or through privately negotiated transactions and in compliance with the 2011 Credit Facility. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, other priorities for cash investment, applicable securities laws, and other factors, and may be suspended or discontinued at any time. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when EnerSys might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer, and Controller) and have posted the Code on our website at www.enersys.com, and a copy is available in print to any stockholder who requires a copy. If we waive any provision of the Code applicable to any director, our Chief Executive Officer, Chief Financial Officer, and Controller, such waiver will be promptly disclosed to the Company’s stockholders through the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance—Compensation Committee” and “Executive Compensation” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,726,171	$10.08	3,160,394
Equity compensation plans not approved by security holders	—	—	—

Total	1,726,171	$10.08	3,160,394

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections entitled “General Information—Metalmark and our Institutional Stockholders,” “Corporate Governance,” and “Certain Relationships and Related Transactions” of the Proxy Statement.

On August 10, 2010, our Chief Executive Officer submitted to The New York Stock Exchange (“NYSE”) the CEO certification required by the NYSE’s rules, certifying that he was not aware of any violations by EnerSys of the NYSE’s corporate governance listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section entitled “Audit Committee Report” of the Proxy Statement be filed no later than 120 days after the fiscal year end.

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

(b) The following documents are filed herewith as exhibits:

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.4	Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

4.5	First Supplemental Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

10.1	Credit Agreement, dated as of June 27, 2008, among EnerSys, Bank of America, N.A., as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, Goldman Sachs Credit Partners L.P., RZB Finance LLC and PNC Bank, National Association, as Co-Documentation Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 30, 2008).

Exhibit Number	Description of Exhibit
10.2	Credit Agreement, dated as of March 29, 2011, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on March 29, 2011).

10.3	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.4	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on January 16, 2007).

10.5	Waiver and Amendment Agreement to Euro 25,000,000 Credit Agreement, among EnerSys Holdings (Luxembourg) S.a.r.l., EnerSys, EnerSys Capital, Inc. and Intesa Sanpaolo S.p.A., as Facility Agent and lender (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 19, 2008).

10.6	Amendment and Supplemental Facility Agreement to the Company’s Euro 25 Million Credit Facility Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on February 4, 2009).

10.7	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.10	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.11	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.12	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.13	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

Exhibit Number	Description of Exhibit
10.14	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.16	Employment Agreement, dated as of July 1, 2007 between EH Europe GmbH and Raymond R. Kubis (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2007).

10.17	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.18	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.20	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.21	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.22	EnerSys 2010 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 16, 2010).

10.23	EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (filed herewith).

10.24	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.25	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.26	Form of Stock Option Agreement (four year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.27	Form of Stock Option Agreement (three year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.28	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.29	Form of Restricted Stock Unit Agreement - Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.30	Form of Market Share Restricted Stock Unit Agreement - Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

Exhibit Number	Description of Exhibit
10.31	Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (filed herewith).

10.32	Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (filed herewith).

10.33	Form of Restricted Stock Unit Agreement – Employees – Senior Executives – 2010 Equity Incentive Plan (filed herewith).

10.34	Form of Market Share Restricted Stock Unit Agreement - Employees – Senior Executives – 2010 Equity Incentive Plan (filed herewith).

10.35	Form of Deferred Stock Unit Agreement - Non-Employee Directors – 2010 Equity Incentive Plan (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 18 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with FASB guidance for calculating earnings per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ JOHN D. CRAIG
Date: May 31, 2011		John D. Craig Chairman, President and Chief Executive Officer

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

Name	Title	Date

/s/ JOHN D. CRAIG John D. Craig	Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)	May 31, 2011

/s/ MICHAEL J. SCHMIDTLEIN Michael J. Schmidtlein	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	May 31, 2011

/S/ KERRY M. KANE Kerry M. Kane	Vice President and Corporate Controller (Principal Accounting Officer)	May 31, 2011

/s/ HWAN-YOON F. CHUNG Hwan-yoon F. Chung	Director	May 31, 2011

/s/ SEIFI GHASEMI Seifi Ghasemi	Director	May 31, 2011

/s/ HOWARD I. HOFFEN Howard I. Hoffen	Director	May 31, 2011

/s/ ARTHUR T. KATSAROS Arthur T. Katsaros	Director	May 31, 2011

Name	Title	Date

/s/ JOHN F. LEHMAN John F. Lehman	Director	May 31, 2011

/S/ GENERAL ROBERT MAGNUS, USMC (RETIRED) General Robert Magnus, USMC (Retired)	Director	May 31, 2011

/s/ DENNIS S. MARLO Dennis S. Marlo	Director	May 31, 2011

/S/ JOSEPH C. MUSCARI Joseph C. Muscari	Director	May 31, 2011

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	2004 Securityholder Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 26, 2004).

4.2	Consent to Waiver dated as of November 1, 2007, between EnerSys, Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. (incorporated by reference to Exhibit 4.2 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.3	Consent to Waiver dated as of February 2, 2008, by and between Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P. and EnerSys. (incorporated by reference to Exhibit 4.3 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

4.4	Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

4.5	First Supplemental Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

10.1	Credit Agreement, dated as of June 27, 2008, among EnerSys, Bank of America, N.A., as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, Goldman Sachs Credit Partners L.P., RZB Finance LLC and PNC Bank, National Association, as Co-Documentation Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 30, 2008).

10.2	Credit Agreement, dated as of March 29, 2011, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on March 29, 2011).

10.3	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.4	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on January 16, 2007).

10.5	Waiver and Amendment Agreement to Euro 25,000,000 Credit Agreement, among EnerSys Holdings (Luxembourg) S.a.r.l., EnerSys, EnerSys Capital, Inc. and Intesa Sanpaolo S.p.A., as Facility Agent and lender (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 19, 2008).

Exhibit Number	Description of Exhibit
10.6	Amendment and Supplemental Facility Agreement to the Company’s Euro 25 Million Credit Facility Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on February 4, 2009).

10.7	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.10	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.11	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.12	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.13	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.14	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.16	Employment Agreement, dated as of July 1, 2007 between EH Europe GmbH and Raymond R. Kubis (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2007).

10.17	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.18	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

Exhibit Number	Description of Exhibit
10.19	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.20	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.21	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.22	EnerSys 2010 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 16, 2010).

10.23	EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (filed herewith).

10.24	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.25	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.26	Form of Stock Option Agreement (four year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.27	Form of Stock Option Agreement (three year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.28	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.29	Form of Restricted Stock Unit Agreement - Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.30	Form of Market Share Restricted Stock Unit Agreement - Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.31	Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (filed herewith).

10.32	Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (filed herewith).

10.33	Form of Restricted Stock Unit Agreement – Employees – Senior Executives – 2010 Equity Incentive Plan (filed herewith).

10.34	Form of Market Share Restricted Stock Unit Agreement - Employees – Senior Executives – 2010 Equity Incentive Plan (filed herewith).

10.35	Form of Deferred Stock Unit Agreement - Non-Employee Directors – 2010 Equity Incentive Plan (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 18 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with FASB guidance for calculating earnings per share.