Form 10-Q
period 2011-07-03
EnerSys
filed 2011-08-10
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

610-208-1991

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☐    NO  ☒.

Common Stock outstanding at August 5, 2011: 50,028,708 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERSYS

Consolidated Condensed Balance Sheets (Unaudited)

(In Thousands, Except Share and Per Share Data)

	July 3, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$116,577	$108,869
Accounts receivable, net of allowance for doubtful accounts (July 3, 2011—$11,222; March 31, 2011—$10,547)	468,529	464,072
Inventories, net	359,223	335,003
Deferred taxes	18,982	19,801
Prepaid and other current assets	71,854	70,203

Total current assets	1,035,165	997,948

Property, plant, and equipment, net	347,681	344,385
Goodwill	347,072	343,666
Other intangible assets, net	98,833	98,819
Other assets	42,673	43,569

Total assets	$1,871,424	$1,828,387

Liabilities and equity
Current liabilities:
Short-term debt	$12,617	$3,160
Current portion of long-term debt and capital lease obligations	435	862
Accounts payable	242,508	251,814
Accrued expenses	202,923	207,736

Total current liabilities	458,483	463,572

Long-term debt and capital lease obligations	250,371	249,378
Deferred taxes	79,611	79,589
Other liabilities	57,281	56,855

Total liabilities	845,746	849,394
Commitments and contingencies	—	—
Equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 52,091,951 shares issued and 49,997,751 outstanding at July 3, 2011; 51,834,353 shares issued and 50,034,353 outstanding at March 31, 2011	520	518
Additional paid-in capital	466,471	461,597
Treasury stock, at cost, 2,094,200 shares held as of July 3, 2011 and 1,800,000 as of March 31, 2011	(29,553)	(19,800)
Retained earnings	450,332	416,836
Accumulated other comprehensive income	132,876	115,180

Total EnerSys stockholders’ equity	1,020,646	974,331
Non-controlling interest	5,032	4,662

Total equity	1,025,678	978,993

Total liabilities and stockholders’ equity	$1,871,424	$1,828,387

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Quarter ended
	July 3, 2011	July 4, 2010
Net sales	$569,229	$434,969
Cost of goods sold	447,258	338,355

Gross profit	121,971	96,614
Operating expenses	72,846	58,411
Restructuring charges	410	723

Operating earnings	48,715	37,480
Interest expense	3,414	6,027
Other (income) expense, net	1,227	(91)

Earnings before income taxes	44,074	31,544
Income tax expense	10,578	8,517

Net earnings	$33,496	$23,027

Net earnings per common share:
Basic	$0.67	$0.47

Diluted	$0.66	$0.47

Weighted-average shares of common stock outstanding:
Basic	50,052,627	48,819,481

Diluted	50,668,276	49,442,915

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Quarter Ended
	July 3, 2011	July 4, 2010
Cash flows from operating activities
Net earnings	$33,496	$23,027
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	12,122	11,176
Provision for doubtful accounts	598	148
Deferred income taxes	46	(70)
Stock-based compensation	2,718	2,110
Non-cash interest expense	1,878	1,860
Loss on disposal of fixed assets	52	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	983	18,907
Inventory	(15,748)	(32,404)
Prepaid and other current assets	(2,667)	(9,342)
Other assets	1,201	(520)
Accounts payable	(11,021)	(15,164)
Accrued expenses	(6,701)	(12,524)
Other liabilities	45	59

Net cash provided by (used in) operating activities	17,002	(12,737)

Cash flows from investing activities
Capital expenditures	(11,674)	(10,871)
Purchases of businesses, net of cash acquired	—	(1,195)
Proceeds from disposal of property, plant, and equipment	44	—

Net cash used in investing activities	(11,630)	(12,066)

Cash flows from financing activities
Net increase in short-term debt	9,382	51
Payments of long-term debt	—	(6,414)
Capital lease obligations and other	(1,103)	337
Net effect from exercising of stock options and vesting of equity awards	(763)	3,526
Repurchase of common stock	(9,753)	—
Tax benefits from exercises of stock options and vesting of equity awards	2,921	3,077

Net cash provided by financing activities	684	577
Effect of exchange rate changes on cash and cash equivalents	1,652	(3,002)

Net increase (decrease) in cash and cash equivalents	7,708	(27,228)
Cash and cash equivalents at beginning of period	108,869	201,042

Cash and cash equivalents at end of period	$116,577	$173,814

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Quarter ended
	July 3, 2011	July 4, 2010
Net earnings	$33,496	$23,027
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	2,746	(3,563)
Pension funded status adjustment, net of tax	(27)	95
Foreign currency translation adjustments	14,977	(33,069)

Total comprehensive income (loss)	$51,192	$(13,510)

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

1. Basis Of Presentation

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all normal recurring adjustments considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2011 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 31, 2011.

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2012 end on July 3, 2011, October 2, 2011, January 1, 2012, and March 31, 2012, respectively. The four quarters in fiscal 2011 ended on July 4, 2010, October 3, 2010, January 2, 2011, and March 31, 2011, respectively.

2. Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently amended Topic 220, Comprehensive Income, which becomes applicable to EnerSys in fiscal 2013. This amendment requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of other comprehensive income or in two separate but consecutive statements.

3. Inventories

Inventories, net consist of:

	July 3, 2011	March 31, 2011
Raw materials	$96,489	$92,928
Work-in-process	110,053	100,261
Finished goods	152,681	141,814

Total	$359,223	$335,003

Inventory reserves for obsolescence and other estimated losses were $15,061 and $15,052 at July 3, 2011 and March 31, 2011, respectively, and have been included in the net amounts shown above.

4. Fair Value Of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following valuation techniques to measure fair value for its financial assets and financial liabilities:

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

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of July 3, 2011 and March 31, 2011 and the basis for that measurement:

	Total Fair Value Measurement July 3, 2011	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(6,175)	$—	$(6,175)	$—
Lead forward contracts	4,891	—	4,891	—
Foreign currency forward contracts	(1,194)	—	(1,194)	—

Total derivatives	$(2,478)	$—	$(2,478)	$—

	Total Fair Value Measurement March 31, 2011	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(5,847)	$—	$(5,847)	$—
Lead forward contracts	9,575	—	9,575	—
Foreign currency forward contracts	(2,591)	—	(2,591)	—

Total derivatives	$1,137	$—	$1,137	$—

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

The fair value of the Company’s $350 million 2011 senior secured revolving credit facility (“2011 Credit Facility”), the 75.0 million Chinese renminbi (RMB) ($11.5 million) credit facility (“China Term Loan”), and short-term debt approximate their carrying value, as they are variable rate debt and the current terms are comparable to market terms as of the balance sheet dates.

The Convertible Notes, with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On July 3, 2011, the Company’s stock price closed at $35.21 per share. The Convertible Notes have a conversion option at $40.60 per share, and due to current conditions in the financial markets, the Company’s Convertible Notes were trading at 114% of face value on July 3, 2011, and 125% of face value on March 31, 2011. As of July 3, 2011 and March 31, 2011, the unamortized discount on the Convertible Notes was $29,105 and $30,663, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at July 3, 2011 and March 31, 2011 were as follows:

	July 3, 2011				March 31, 2011
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$4,891		$4,891		$9,575		$9,575

Financial liabilities:
Convertible Notes	$143,395	(2)	$196,650	(3)	$141,837	(2)	$215,625	(3)
Derivatives (1)	7,369		7,369		8,438		8,438

(1)

Represents interest rate swap agreements, lead and foreign currency hedges (see Note 5 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at July 3, 2011 and March 31, 2011).

(2)	The carrying amounts of the Convertible Notes at July 3, 2011 and March 31, 2011 represent the $172,500 principal value, less the unamortized debt discount (see Note 10).
(3)	The fair value amounts of the Convertible Notes represent the trading values of the Convertible Notes with a principal value of $172,500 at July 3, 2011 and March 31, 2011.

5. Derivative Financial Instruments

The Company utilizes derivative instruments to reduce its exposure to interest rate, commodity price and foreign exchange risks under established procedures and controls. The Company does not enter into derivative contracts for speculative purposes. The Company’s agreements are with creditworthy financial institutions and the Company anticipates performance by counterparties to these contracts and therefore no material loss is expected.

Interest Rate Swap Agreements

As of July 3, 2011 and March 31, 2011, the Company maintained interest rate swap agreements that converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR as a floating rate reference. These agreements, which expire between February 2013 and May 2013, no longer qualified for hedge accounting at the end of fiscal 2011 as a result of the refinancing of the Company’s previous credit facility. Changes in the fair value of these agreements during the first quarter of fiscal 2012 have been recorded in the income statement in other (income) expense, net. Such charges amounted to $710 for the first quarter of fiscal 2012. In the comparable period of fiscal 2011, the Company recorded a loss of $1,975 on the interest rate swaps that was recorded as an increase to interest expense.

Lead Hedge Contracts

The Company enters into lead hedge contracts to fix the price for lead purchases. Management considers the lead hedge contracts to be effective against changes in the cash flows of the underlying lead purchases based on the criteria under FASB guidance. The vast majority of such contracts are for a period not extending beyond one year.

Foreign Currency Forward Contracts

On a selective basis the Company will enter into foreign currency forward contracts and option contracts to reduce the volatility from currency movements that affect the Company. Each contract is for a period not extending beyond one year.

As of July 3, 2011 and March 31, 2011, the Company had entered into a total of $87,396 and $82,829, respectively, foreign currency forward contracts.

In the coming twelve months, the Company anticipates that $6,847 of the current pretax gain will be reclassified from AOCI as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments

July 3, 2011 and March 31, 2011

		Asset Derivatives			Liability Derivatives
		July 3, 2011	March 31, 2011		July 3, 2011	March 31, 2011
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Lead hedge contracts	Prepaid and other current assets	4,891	9,575	Accrued expenses	—	—
Foreign currency forward contracts	Prepaid and other current assets	—	—	Accrued expenses	1,194	2,591

Total Derivatives Designated as Hedging Instruments		$4,891	$9,575		$1,194	$2,591

Fair Value of Derivative Instruments

July 3, 2011 and March 31, 2011

		Liability Derivatives
		July 3, 2011	March 31, 2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value
Interest rate swap agreements	Other liabilities	$6,175	$5,847

Total Derivatives Not Designated as Hedging Instruments		$6,175	$5,847

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarters ended July 3, 2011 and July 4, 2010

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in AOCI (1) on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI (1) into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from AOCI (1) (Effective Portion)
	July 3, 2011	July 4, 2010		July 3, 2011	July 4, 2010
Interest rate swap agreements	$—	$(1,672)	Interest expense	$—	$(1,975)
Lead hedge forward contracts	(1,422)	(9,941)	Cost of goods sold	(895)	(5,091)
Foreign currency forward contracts	156	1,004	Cost of goods sold	(1,935)	1,938

Total derivatives designated as hedging instruments	$(1,266)	$(10,609)		$(2,830)	$(5,128)

Derivatives Not Designated as Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)		Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	July 3, 2011	July 4, 2010
Interest rate swap agreements	$(710)	$—	Other (income) expense, net

Total Derivatives Not Designated as Hedging Instruments	$(710)	$—

(1)	AOCI = Accumulated other comprehensive income

6. Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the first quarters of fiscal 2012 and 2011 were based on the estimated effective tax rates applicable for the full years ending March 31, 2012 and March 31, 2011, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the first quarters of fiscal 2012 and 2011 were 24.0% and 27.0%, respectively. The rate decrease in the first quarter of fiscal 2012 as compared to the comparable prior year period is primarily due to changes in the mix of earnings among tax jurisdictions.

7. Warranties

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

	Quarter ended
	July 3, 2011	July 4, 2010
Balance at beginning of period	$36,006	$31,739
Current period provisions	6,185	3,905
Costs incurred	(4,441)	(3,552)
Foreign exchange and other	435	(791)

Balance at end of period	$38,185	$31,301

8. Commitments, Contingencies And Litigation

Litigation and Other Legal Matters

The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows (see Note 19 to the Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K).

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

As more fully described in Note 19 to the Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K, the Company has potential environmental liabilities at its Sumter, South Carolina facility and has reserves of $3,184 at July 3, 2011, and $3,279 at March 31, 2011. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at July 3, 2011 and March 31, 2011, the Company has hedged the price to purchase 31,039 and 63,396 pounds of lead, respectively, for a total purchase price of $32,782 and $68,212, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The maturity period of these contracts is less than one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $87,396 and $82,829, respectively, of foreign currency forward contracts with financial institutions as of July 3, 2011 and March 31, 2011.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. At July 3, 2011 and March 31, 2011, such agreements which expire between February 2013 and May 2013, converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

9. Restructuring Plans

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans and bases its restructuring accounting and disclosures on the applicable accounting guidance. As a result, charges to net earnings were made in the periods in which restructuring plan liabilities were incurred.

Acquisition related restructuring plan

In fiscal 2010, the Company acquired the stock of OEB Traction Batteries and certain operating assets and liabilities of the reserve power battery business of Accu Holding AG and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”). The Company completed the process of closing the two manufacturing facilities of Oerlikon during the third quarter of fiscal 2011 which resulted in the reduction of approximately 105 employees. Based on commitments incurred to date, the Company recorded $3,815 in fiscal 2010 and 2011 in charges relating to this plan and $499 during the first quarter of fiscal 2012. As of July 3, 2011, the reserve balance associated with these actions is $303. The Company expects to finalize the plan with an additional $300 of restructuring charges in fiscal 2012 in Europe.

A roll-forward of the acquisition related restructuring reserve is as follows:

	Employee Severance	Plant Closure and Other	Total
Balance at March 31, 2011	$257	$146	$403
Accrued	32	467	499
Costs incurred	(159)	(469)	(628)
Foreign currency impact and other	18	11	29

Balance at July 3, 2011	$148	$155	$303

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

Based on commitments incurred to date, the Company recorded restructuring charges of $31,894 in fiscal 2009 through fiscal 2011, with $97 of additional charges during the first quarter of fiscal 2012. The Company incurred $5,629 of costs against the accrual during fiscal 2011, with an additional $1,873 of costs incurred during the first quarter of fiscal 2012. As of July 3, 2011, the reserve balance associated with these actions is $641. The Company expects to be committed to an additional $600 of restructuring charges in fiscal 2012 related to these actions.

During fiscal 2011, the Company announced a further restructuring of its European operations, which will result in the reduction of approximately 66 employees upon completion across its operations. The Company estimates that the total charges for these actions will amount to approximately $5,200, primarily from cash expenses for employee severance-related payments and site closure costs.

Based on commitments incurred to date, the Company recorded restructuring charges of $3,830 in fiscal 2011, with $249 of additional charges, offset by a favorable accrual adjustment of $435 related to the fiscal 2011 plan recorded in the first quarter of fiscal 2012. The Company incurred $1,316 of costs against the accrual during fiscal 2011, with an additional $722 of costs incurred during the first quarter of fiscal 2012. As of July 3, 2011, the reserve balance associated with these actions is $1,639. The Company expects to be committed to an additional $1,000 of restructuring charges in fiscal 2012 related to these actions.

A roll-forward of the non-acquisition related restructuring reserve is as follows:

	Employee Severance	Plant Closure and Other	Total
Balance at March 31, 2011	$4,920	$—	$4,920
Accrual adjustment – Fiscal 2011 plan	(435)		(435)
Accrued	346	—	346
Costs incurred	(2,595)	—	(2,595)
Foreign currency impact and other	44	—	44

Balance at July 3, 2011	$2,280	$—	$2,280

10. Debt

The following summarizes the Company’s long-term debt including capital lease obligations:

	July 3, 2011	March 31, 2011
3.375% Convertible Notes, net of discount, due 2038	$143,395	$141,837
2011 Credit Facility due 2016	100,000	100,000
China Term Loan due 2017	6,186	6,112
Capital lease obligations and Other	1,225	2,291

	250,806	250,240
Less current portion	435	862

Total long-term debt and capital lease obligations	$250,371	$249,378

2011 Senior Secured Revolving Credit Facility

On March 29, 2011, the Company entered into a new $350,000 senior secured revolving credit facility (“2011 Credit Facility”). At the time of closing, the Company borrowed $100,000 and used $88,400 of its available cash to repay and extinguish the existing Term A Loan and replace the existing undrawn $125,000 revolving credit facility, which comprised the 2008 Credit Facility. The 2011 Credit Facility matures on March 31, 2016. This facility includes an early termination provision under which the Company is required to meet a liquidity test in February 2015 related to its capacity to meet certain potential obligations related to the Convertible Notes in June 2015. Borrowings under the 2011 Credit Facility bear interest at a floating rate based, at the Company’s option, upon (i) LIBOR plus an applicable percentage (currently 1.50%), (ii) the greater of the Federal Funds rate plus 0.50% or the prime rate, or one-month LIBOR plus 1.0%, plus an applicable percentage (currently 0.50%). There are no prepayment penalties on loans under the 2011 Credit Facility. The interest rate at July 3, 2011 was 1.76% and was 3.75% at March 31, 2011.

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

China Term Loan

During the fourth quarter of fiscal 2011, the Company completed the financing of a 75,000 Chinese Renminbi (RMB) ($11,500) credit facility (“China Term Loan”). This is a six year term loan to provide a portion of the capital requirements for the Company’s operations in China. At July 3, 2011 and March 31, 2011, the Company had drawn RMB 40,000 ($6,186) and RMB 40,000 ($6,112), respectively. This term loan currently bears interest at a rate of 7.26% per annum, adjusted annually, based on the official Peoples Bank of China Bank Rate and is payable in quarterly installments of RMB 2,000 ($309) commencing in April 2012.

Senior Unsecured 3.375% Convertible Notes

On May 28, 2008, the Company completed a registered offering of $172,500 aggregate principal amount of senior unsecured 3.375% Convertible Notes Due 2038 (“Convertible Notes”). The Convertible Notes are general senior unsecured obligations and rank equally with the Company’s existing and future senior unsecured obligations and are junior to any of the Company’s future secured obligations to the extent of the value of the collateral securing such obligations. The Convertible Notes are not guaranteed, and are structurally subordinate in right of payment to, all of the (i) existing and future indebtedness and other liabilities of the Company’s subsidiaries and (ii) preferred stock of the Company’s subsidiaries to the extent of their respective liquidation preferences.

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

The Convertible Notes are represented by a liability component which is reported herein as long-term debt, net of discount and an equity component representing the convertible feature which is included in additional paid-in-capital in EnerSys stockholders’ equity.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of July 3, 2011 and March 31, 2011, respectively:

	July 3,	March 31,
	2011	2011
Principal	$172,500	$172,500
Unamortized discount	(29,105)	(30,663)

Net carrying amount	$143,395	$141,837

Carrying amount of equity component	$29,850	$29,850

As of July 3, 2011, the remaining discount will be amortized over a period of 47 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,558 and $1,434, respectively, during the quarters ended July 3, 2011 and July 4, 2010.

Available Lines of Credit

As of July 3, 2011 and March 31, 2011, the Company had available and undrawn, under all its lines of credit, $344,159 and $356,447, respectively. Included in the July 3, 2011 and March 31, 2011 amounts are $82,744 and $95,049, respectively, of uncommitted lines of credit.

As of July 3, and March 31, 2011, the Company had $1,250 and $1,150, respectively, of standby letters of credit. As of July 3, 2011 and March 31, 2011, the Company had no bank guarantees.

11. Retirement Plans

The following table presents the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Service cost	$70	$65	$181	$135
Interest cost	166	161	653	592
Expected return on plan assets	(176)	(156)	(458)	(388)
Amortization and deferral	58	57	7	4

Net periodic benefit cost	$118	$127	$383	$343

Significant assumptions used to determine the net periodic benefit cost for the US and international plans were as follows:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Discount rate	5.7%	6.5%	4.0 - 5.5%	3.8 - 6.0%
Expected return on plan assets	8.0%	8.0%	5.5 - 7.0%	5.5 - 7.0%
Rate of compensation increase	N/A	N/A	2.0 - 4.0%	2.0 - 3.5%

The Company anticipates contributing approximately $2,379 to its defined benefit pension plans in fiscal 2012, based on current actuarial information.

The Company has defined contribution plans covering all U.S. based employees who are not covered by a collective bargaining agreement and substantially all UK employees, both direct and salaried.

12. Stock-Based Compensation

As of July 3, 2011, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”) for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of equity-based compensation. As of July 3, 2011, the Company had 2,912,575 shares available for future grants.

The Company recognized equity-based compensation expense associated with its equity incentive plans of $2,718, with a related tax benefit of $653, for the first quarter of fiscal 2012, and $2,110 with a related tax benefit of $570, for the first quarter of fiscal 2011.

Common stock activity for the first quarter of fiscal 2012 included the exercise of 79,800 options and the vesting of 243,676 restricted stock units and for the comparable period in fiscal 2011 included the exercise of 459,639 options and the vesting of 166,968 of restricted stock units. Net cash (paid) received, reflecting the cost of equity awards surrendered for option price and withholding taxes were ($763) and $3,526, respectively, for the first quarter of fiscal 2012 and 2011.

Stock Incentive Plans

Non-qualified stock options have been granted to employees under the equity incentive plan at prices not less than the fair market value of the shares on the dates the options were granted. Stock options issued prior to fiscal 2009 vest and become exercisable 25% per year over a four-year period from the date of grant. Stock options issued in fiscal 2009 and 2010 generally vest and become exercisable 33.3% per year over a three-year period from the date of grant. No stock options were granted during fiscal 2011 and the first quarter of fiscal 2012. Stock options generally expire 10 years from the date of grant. As of July 3, 2011 and March 31, 2011, there were 780,979 and 860,779, respectively, of non-qualified stock options outstanding.

Restricted Stock Units and Market Share Units

In May 2011, the Company granted to management and other key employees 96,840 restricted stock units, and 224,397 market share units. In May 2010, the Company granted to management and other key employees 287,212 restricted stock units and 124,093 market share units.

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

The compensation cost related to restricted stock units and market share units is based on the fair value at the grant date. The fair value of the restricted stock units granted in fiscal 2012 was based on the market price of $35.79 per share at the date of grant. The fair value of the market share units granted in the first quarter of fiscal 2012 was estimated at the date of grant at $48.36 per share using a binomial matrix-pricing model with the following assumptions: a risk-free interest rate of 0.93%, dividend yield of zero, time to maturity of 3 years and expected volatility of 45.5%. The fair value of the restricted stock units granted in fiscal 2011 was based on the market price of $25.67 per share at the date of grant. The fair value of the market share units granted in the first quarter of fiscal 2011 was estimated at the date of grant at $34.45 per share using a binomial matrix-pricing model with the following assumptions: a risk-free interest rate of 1.30%, dividend yield of zero, time to maturity of 3 years and expected volatility of 43.0%.

As of July 3, 2011, there were 593,921 restricted stock units and 348,490 market share units outstanding. At March 31, 2011, there were 741,299 restricted stock units and 124,093 market share units outstanding.

13. Stockholders’ Equity

Common Stock

The following demonstrates the change in the number of shares of Common Stock outstanding during the three months ended July 3, 2011:

July 3, 2011
Shares outstanding as of March 31, 2011	50,034,353
Repurchase of common shares	(294,200)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	257,598

Shares outstanding as of July 3, 2011	49,997,751

Treasury Stock

On June 3, 2011, the Company purchased 294,200 shares of its common stock at $33.15 per common share for $9,753 from institutional shareholders.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
July 3, 2011
Pension funded status adjustment	$(3,512)	$(27)	$—	$(27)	$(3,539)
Unrealized gain (loss) on derivative instruments	4,436	1,564	1,182	2,746	7,182
Foreign currency translation adjustment	114,256	14,977	—	14,977	129,233

Accumulated other comprehensive income	$115,180	$16,514	$1,182	$17,696	$132,876

14. Earnings Per Share

Net earnings per common share—basic is based on the weighted average number of shares of the Company’s common stock outstanding. Net earnings per common share—diluted gives effect to all potentially dilutive common shares that were outstanding during the period. As of July 3, 2011 and July 4, 2010, the Company had outstanding stock options, market share units and restricted stock units that could potentially dilute basic earnings per share in the future. Weighted average common shares—basic and common shares—diluted were as follows:

	Quarter ended
	July 3, 2011	July 4, 2010
Weighted average shares of common stock outstanding—basic	50,052,627	48,819,481
Assumed exercise and lapse of equity awards, net of shares assumed reacquired	615,649	623,434

Weighted average common shares—diluted	50,668,276	49,442,915

Anti-dilutive equity awards not included in weighted average common shares—diluted	317,435	346,521

The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes that the Company sold in May 2008, is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the first quarter of fiscal 2012 and 2011, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

15. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA,
•	Europe, which includes Europe, the Middle East and Africa, with segment headquarters in Zurich, Switzerland
•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

The following table provides selected financial data for the Company’s reportable business segments and product lines:

	Quarter ended
	July 3, 2011	July 4, 2010
Net sales by segment to unaffiliated customers
Europe	$252,992	$188,501
Americas	259,228	205,669
Asia	57,009	40,799

Total net sales	$569,229	$434,969

Intersegment sales
Europe	$16,132	$13,685
Americas	10,146	10,433
Asia	3,054	7,008

Total intersegment sales	$29,332	$31,126

Operating earnings by segment
Europe	$14,137	$9,904
Americas	31,618	25,959
Asia	3,370	2,340
Restructuring charges (Europe)	(410)	(723)

Total operating earnings (1)	$48,715	$37,480

(1)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

16. Subsequent Events

The Company evaluated all subsequent events through the date that the consolidated financial statements were issued. No material subsequent events have occurred since July 3, 2011 that required recognition or disclosure in the Condensed Consolidated Financial Statements.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2011 Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Economic Climate

The global economic recovery has been in place since the first quarter of fiscal 2010. However, recent economic indicators suggest that the recovery may be slowing down. We are continuing to restructure our manufacturing base and administrative operations to reduce our costs.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro. Volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate significantly as they have in the past several years. The increase in our cost of lead due to increases in average lead prices was approximately $18 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Beginning in the third quarter of fiscal 2009, as a result of reductions in the cost of lead, our average selling prices began to decline on a sequential quarterly basis. As the cycle of lead costs turned upward in the early part of fiscal 2010, we began to increase average selling prices to help offset the higher costs. During the first quarter of fiscal 2012, our selling prices increased to reflect the rising commodity prices. Selling price increases offset approximately $14 million of the increased lead cost of $18 million in the first quarter of fiscal 2012. Approximately 35% to 40% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Liquidity and Capital Resources

Our capital structure and liquidity remain strong. As of July 3, 2011, we had approximately $117 million of cash and cash equivalents, approximately $261 million of undrawn, committed credit lines, and approximately $83 million of uncommitted credit lines. We believe that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities.

Results of Operations

Net Sales

	Quarter ended July 3, 2011		Quarter ended July 4, 2010		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Europe	$253.0	44.4%	$188.5	43.3%	$64.5	34.2%
Americas	259.2	45.6	205.7	47.3	53.5	26.0
Asia	57.0	10.0	40.8	9.4	16.2	39.7

Total net sales	$569.2	100.0%	$435.0	100.0%	$134.2	30.9%

Net sales increased $134.2 million or 30.9% in the first quarter of fiscal 2012 from the comparable period in fiscal 2011. This increase for the quarter was the result of a 16% increase in organic volume, a 3% increase due to pricing, a 2% increase from acquisitions and a 10% increase from stronger foreign currencies, primarily the euro and British pound.

Segment sales

The improving economic and market conditions have had a significant impact on our unit sales volume. All of our segments experienced organic volume improvements in the first quarter of fiscal 2012, compared to the comparable period of 2011.

Our Europe segment’s net sales increased $64.5 million or 34.2% in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011, primarily due to an 18% increase related to stronger foreign currencies. Increase in organic volume contributed approximately 8%, while price increases and acquisitions contributed approximately 4% each to the improvement.

Our Americas segment’s revenue increased $53.5 million or 26.0% in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011, primarily due to higher organic volume, which contributed approximately a 21% increase. Pricing, acquisitions and foreign currency changes contributed approximately 3%, 1% and 1%, respectively, to the improvement.

Our Asia segment’s revenue increased $16.2 million or 39.7% in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011, primarily due to higher organic volume of 29% and 12% due to foreign currency changes, partially offset by lower pricing of 1%.

Product line sales

	Quarter ended July 3, 2011		Quarter ended July 4, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve Power	$265.9	46.7%	$207.6	47.7%	$58.3	28.1%
Motive Power	303.3	53.3	227.4	52.3	75.9	33.4

Total net sales	$569.2	100.0%	$435.0	100.0%	$134.2	30.9%

Sales of our reserve power products in the first quarter of fiscal 2012 increased $58.3 million or 28.1% compared to the comparable period of fiscal 2011. In the first quarter of fiscal 2012, organic volume growth contributed 14% of the increase, pricing, acquisitions and foreign currency changes contributed approximately 1%, 4% and 9%, respectively, to the improvement.

Sales of our motive power products in the first quarter of fiscal 2012 increased $75.9 million or 33.4% compared to the comparable period of fiscal 2011. The first quarter increase was primarily due to higher organic volume, which contributed approximately an 18% increase. Pricing and foreign currency changes contributed 5% and 10%, respectively, to the improvement.

Gross Profit

	Quarter ended July 3, 2011		Quarter ended July 4, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$122.0	21.4%	$96.6	22.2%	$25.4	26.2%

Gross profit increased 26.2% or $25.4 million in the first quarter of fiscal 2012, when compared to the comparable period of fiscal 2011.

Gross profit, as a percentage of net sales decreased 80 basis points in the first quarter of fiscal 2012, when compared to the comparable period of fiscal 2011. This decrease is primarily attributed to higher commodity costs partially offset by on-going cost reduction programs and higher selling prices, as discussed below.

We estimate that the cost of lead alone, our most significant raw material, increased our cost of sales by approximately $18 million in the first quarter of fiscal 2012, compared to the comparable period in fiscal 2011. Selling price increases offset approximately $14 million of the increased lead cost in the first quarter of fiscal 2012.

Our sales initiatives will continue to emphasize pricing activities to improve gross profit and continue to focus on improving product mix to higher margin products.

Additionally, we remain highly focused on our long-standing and on-going cost reduction programs, which we believe continue to be highly effective in reducing our costs.

Operating Items

	Quarter ended July 3, 2011		Quarter ended July 4, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$72.9	12.8%	$58.4	13.4%	$14.5	24.7%

Restructuring charges	$0.4	0.1%	$0.7	0.2%	$(0.3)	(43.3)%

Operating expenses as a percentage of net sales decreased 60 basis points in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This decrease in the percentage is largely the result of leveraging our operating expenses with higher revenue. Operating expenses, excluding the effect of foreign currency translation, increased 14.5% or $8.5 million in the first quarter of fiscal 2012 compared to the comparable period of fiscal 2011, due primarily to higher sales of 30.9%. Selling expenses, our main component of operating expenses, were 59.9% of total operating expenses in the first quarter of fiscal 2012 compared to 61.0% of total operating expenses in the first quarter of fiscal 2011.

Restructuring charges

Included in our first quarter of fiscal 2012 and fiscal 2011 operating results are $0.4 million and $0.7 million of restructuring charges respectively, for staff reductions made in Europe.

Operating Earnings

	Quarter ended July 3, 2011		Quarter ended July 4, 2010		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Europe	$14.1	5.6%	$9.9	5.3%	$4.2	42.7%
Americas	31.6	12.2	26.0	12.6	5.6	21.8
Asia	3.4	5.9	2.3	5.7	1.1	44.0

Subtotal	49.1	8.6	38.2	8.8	10.9	28.6
Restructuring charges-Europe	(0.4)	(0.2)	(0.7)	(0.4)	0.3	(43.3)

Total operating earnings	$48.7	8.6%	$37.5	8.6%	$11.2	30.0%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased 30.0% or $11.2 million in the first quarter of fiscal 2012 in comparison to the first quarter of fiscal 2011. Operating earnings as a percentage of net sales, as shown in the table above, remained flat in the first quarter of fiscal 2012 when compared to the comparable period in fiscal 2011. Despite a drop in gross profit margins when compared to the prior year quarter, our reduction in operating expenses and restructuring expenses relative to sales kept the operating earnings as a percentage of sales relatively flat.

We experienced a 42.7% increase in operating earnings in our Europe segment in the first quarter of fiscal 2012 in comparison to the comparable quarter in the prior year, with the operating margin increasing 30 basis points to 5.6%. This improvement in our Europe segment earnings is primarily attributable to an improvement in organic volume and pricing, and benefits of the restructuring programs on both production and operating expenses, partially offset by higher commodity costs. In addition, the first quarter of fiscal 2012 was negatively impacted by a three week strike at a manufacturing plant in this region, the impact of which is estimated to be approximately $3 million over the first half of fiscal 2012, with the majority of the impact in the second quarter.

Our Americas segment had an increase in operating earnings in the first quarter of fiscal 2012 in comparison to the comparable quarter in the prior year, with the operating margin decreasing 40 basis points to 12.2%. The operating margin decrease is primarily attributable to pricing pressure in general and product mix, particularly in Aerospace and Defense.

Operating earnings increased 44.0% in our Asia segment in the first quarter of fiscal 2012 in comparison to the comparable quarter in the prior year, with the operating margin increasing to 5.9% from 5.7%. Lower selling expenses contributed to the modest improvement in the operating margin.

Interest Expense

	Quarter ended July 3, 2011		Quarter ended July 4, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$3.4	0.6%	$6.0	1.4%	$(2.6)	(43.4)%

Interest expense of $3.4 million in the first quarter of fiscal 2012 (net of interest income of $0.3 million) was $2.6 million lower than the interest expense of $6.0 million in the first quarter of fiscal 2011 (net of interest income of $0.2 million).

The decrease in interest expense in the first quarter of fiscal 2012 compared to the first quarter of 2011 is attributable primarily to the interest rate swaps that were eligible for hedge accounting in the prior year quarter. The Company recorded interest expense of $2.0 million on the interest rate swaps that was included in interest expense during the first quarter of fiscal 2011. In the first quarter of fiscal 2012, the swaps were no longer eligible for hedge accounting and the losses realized on the swaps amounting to $0.7 million were included in other (income) expense, net.

Included in interest expense for the first quarter of fiscal 2012 and 2011 are non-cash charges of $0.3 million and $0.4 million, respectively, for deferred financing fees, plus $1.6 million and $1.4 million, respectively, of non-cash accreted interest related to the Convertible Notes (See Note 10 to the Consolidated Condensed Financial Statements).

Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $258.5 million in the first quarter of fiscal 2012, compared to $350.1 million in the first quarter of fiscal 2011. The average Convertible Notes discount excluded from our average debt outstanding was $29.9 million in the first quarter of fiscal 2012 and $35.9 million in the first quarter of fiscal 2011.

Other (Income) Expense, Net

	Quarter ended July 3, 2011		Quarter ended July 4, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$1.2	0.2%	$(0.1)	—%	$1.3	NM

NM = not meaningful

Other (income) expense, net was $1.2 million for the first quarter of fiscal 2012 compared to ($0.1) million in the first quarter of fiscal 2011. The unfavorable impact in the first quarter of fiscal 2012 is mainly attributable to the $0.7 million unrealized losses on interest rate swaps and $0.4 million of gain attributable to non-controlling interests.

Earnings Before Income Taxes

	Quarter ended July 3, 2011		Quarter ended July 4, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$44.1	7.8%	$31.5	7.2%	$12.6	39.7%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2012 increased 39.7% or $12.6 million compared to the first quarter of fiscal 2011. Earnings before income taxes as a percentage of sales were 7.8% in the first quarter of fiscal 2012 in comparison to 7.2% in the first quarter of fiscal 2011.

Income Tax Expense

	Quarter ended July 3, 2011		Quarter ended July 4, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$10.6	1.9%	$8.5	2.0%	$2.1	24.2%

Effective tax rate	24.0%		27.0%		(3.0)%

The Company’s income tax provisions for both periods consist of federal, state and foreign income taxes. The tax provisions for the first quarters of fiscal 2012 and fiscal 2011 were based on the estimated effective tax rates applicable for the full years ending March 31, 2012 and March 31, 2011, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the first quarters of fiscal 2012 and fiscal 2011 were 24.0% and 27.0%, respectively. The rate decrease in the first quarter of fiscal 2012 as compared to the comparable prior year period is primarily due to a change in the mix of earnings among tax jurisdictions.

Net Earnings

	Quarter ended July 3, 2011		Quarter ended July 4, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Net earnings	$33.5	5.9%	$23.0	5.2%	$10.5	45.5%

As a result of the above, net earnings in the first quarter of fiscal 2012 were $33.5 million or 5.9% of net sales, compared to net earnings in the first quarter of fiscal 2011 of $23.0 million or 5.2% of net sales.

Net earnings per common share in the first quarter of fiscal 2012 were $0.67 per basic share and $0.66 per diluted share, compared to $0.47 per basic and diluted share in the first quarter of fiscal 2011.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

Liquidity and Capital Resources

Operating activities provided cash of $17.0 million in the first quarter of fiscal 2012 compared to the cash utilized of $12.7 million in the comparable period of fiscal 2011. In the first quarter of fiscal 2012, net earnings of $33.5 million and depreciation and amortization of $12.1 million were offset by cash used for the increase in primary working capital of $25.8 million, net of currency translation changes, in a period of rising sales. In the first quarter of fiscal 2011, operating activities utilized $12.7 million and was mainly driven by the $28.7 million increase in primary working capital, net of currency translation changes, offset by $23.0 million of net earnings and $11.2 million of depreciation and amortization.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $585.2 million (yielding a primary working capital percentage of 25.7%) at July 3, 2011, $454.1 million at July 4, 2010 (yielding a primary working capital percentage of 26.1%) and $547.3 million (yielding a primary working capital percentage of 25.0%) at March 31, 2011. The primary working capital percentage of 25.7% at July 3, 2011 is 0.7 percentage points above that for March 31, 2011, and 0.4 percentage points below that for the prior year quarter. The normal trend is that this percentage is lowest at fiscal year-end.

Primary working capital increased during the first quarter of fiscal 2012 due to an increase in accounts receivable, inventory and a decrease in accounts payable. Trade receivables increased as a result of changes in foreign currency rates versus the U.S. dollar. Excluding the impact of foreign currency translation, accounts receivable would have been slightly lower. We experienced a sequential increase in inventory levels at the end of the quarter which primarily was related to higher commodity costs included in inventory in the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, as well as changes in foreign currency rates versus the U.S. dollar. Accounts payable in the first quarter of fiscal 2012 decreased mainly due to the seasonal timing of payments.

Primary working capital and primary working capital percentages at July 3, 2011, March 31, 2011 and July 4, 2010 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital%
July 3, 2011	$468.5	$359.2	$(242.5)	$585.2	$2,276.9	25.7%
March 31, 2011	464.1	335.0	(251.8)	547.3	2,192.2	25.0
July 4, 2010	352.9	277.8	(176.6)	454.1	1,739.9	26.1

Investing activities used cash of $11.6 million in the first quarter of fiscal 2012, compared to cash used of $12.1 million in the comparable period in fiscal 2011. Investing activities in the first quarter of fiscal 2011 included an acquisition with a total purchase price of approximately $1.2 million.

Financing activities provided cash of $0.7 million in the first quarter of fiscal 2012, primarily reflecting borrowings on short-term debt of $9.4 million, exercise of stock options and the related tax benefits that contributed $2.2 million offset by the repurchase of common stock of $9.8 million and capital lease payments of $1.1 million. In the first quarter of fiscal 2011, financing activities provided cash of $0.6 million, reflecting the exercise of stock options and the related tax benefits that contributed $6.6 million offset by regularly scheduled repayments of long-term debt.

As a result of the above, total cash and cash equivalents increased by $7.7 million to $116.6 million in the first quarter of fiscal 2012 compared to a decrease of $27.2 million to $173.8 million in the comparable period of fiscal 2011.

All obligations under our 2011 Senior Secured Revolving Credit Facility are secured by, among other things, substantially all of our U.S. assets. This credit agreement contains various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under this credit facility.

We are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for a detailed description of debt.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At the end of fiscal 2011, these interest rate swaps became ineligible for hedge accounting due to the refinancing of the Company’s then existing credit facility. Changes in the fair value of these contracts for the quarter ended July 3, 2011 have therefore been recorded in the income statement in other (income) expense, net while changes in fair value for the comparable period in fiscal 2011 were recorded in accumulated other comprehensive income.

At July 3, 2011 and March 31, 2011, the notional amounts of interest rate swap agreements were $85.0 million. These agreements expire between February 2013 – May 2013.

Under the interest rate swaps, the Company receives three-month LIBOR and pays a fixed interest rate which averaged 4.28% and 4.73% on July 3, 2011 and July 4, 2010, respectively.

A 100 basis point increase in interest rates would increase interest expense by approximately $1.0 million on the variable rate portions of our debt.

Commodity Cost Risks —Lead Contracts

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
July 3, 2011	$32.8	31.0	$1.06	7%
March 31, 2011	68.2	63.4	1.08	14
July 4, 2010	44.9	50.6	0.89	13

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, we believe approximately 27% of the cost of our lead requirement is known. This takes into account the hedge contracts in place at July 3, 2011, lead purchased by July 3, 2011 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would increase our cost of goods sold by approximately $15 million in the first quarter of fiscal 2012.

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

To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. Forward contracts outstanding as of July 3, 2011 and March 31, 2011 were $87.4 million and $82.8 million, respectively. The details of contracts outstanding as of July 3, 2011 were as follows:

	July 3, 2011
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$11.2	$/€ 1. 44	5%
Sell Euros for Polish zloty	43.7	PLN/€ 3.98	41
Sell Euros for British pounds	25.5	€/£ 0.87	31
Sell U.S. dollars for Chinese renminbi	4.5	¥/$ 6.38	33
Other	2.5

Total	$87.4

(1)	Based on the fiscal year currency requirements.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2011, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the number of shares of common stock we purchased from participants in our equity incentive plans as well as repurchases of common stock authorized by the Board of Directors. As provided by our equity incentive plans, vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the Plan to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs
April 1 – May 1, 2011	—	$—	—	—
May 2 – May 29, 2011	72,280	35.29	—	329,878	(1)
May 30 – July 3, 2011	294,200	33.15	294,200	35,678

Total	366,480	$33.57	294,200	35,678

(1)

On May 26, 2011, the Company’s Board of Directors authorized the Company to repurchase up to the number of shares exercised through previous stock option awards and common stock issued under the 2010 Equity Incentive Plan. As of May 29, 2011 and July 3, 2011, this repurchase limit amounted to 329,878 shares of common stock.

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

Date: August 10, 2011

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