Form 10-Q
period 2011-10-02
EnerSys
filed 2011-11-09
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Common Stock outstanding at November 4, 2011: 47,700,867 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS

Consolidated Condensed Balance Sheets (Unaudited)

(In Thousands, Except Share and Per Share Data)

	October 2, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$95,594	$108,869
Accounts receivable, net of allowance for doubtful accounts (October 2, 2011 - $11,622; March 31, 2011 - $10,547)	474,252	464,072
Inventories, net	345,504	335,003
Deferred taxes	21,819	19,801
Prepaid and other current assets	69,188	70,203

Total current assets	1,006,357	997,948

Property, plant, and equipment, net	331,700	344,385
Goodwill	333,547	343,666
Other intangible assets, net	98,085	98,819
Other assets	39,684	43,569

Total assets	$1,809,373	$1,828,387

Liabilities and equity
Current liabilities:
Short-term debt	$19,552	$3,160
Current portion of long-term debt and capital lease obligations	1,006	862
Accounts payable	243,683	251,814
Accrued expenses	202,595	207,736

Total current liabilities	466,836	463,572

Long-term debt and capital lease obligations	270,276	249,378
Deferred taxes	77,809	79,589
Other liabilities	52,011	56,855

Total liabilities	866,932	849,394
Commitments and contingencies	—	—
Equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 52,136,965 shares issued and 47,690,080 outstanding at October 2, 2011; 51,834,353 shares issued and 50,034,353 outstanding at March 31, 2011	521	518
Additional paid-in capital	469,331	461,597
Treasury stock, at cost, 4,446,885 shares held as of October 2, 2011 and 1,800,000 shares held as of March 31, 2011	(78,183)	(19,800)
Retained earnings	478,621	416,836
Accumulated other comprehensive income	67,084	115,180

Total EnerSys stockholders’ equity	937,374	974,331
Non-controlling interest	5,067	4,662

Total equity	942,441	978,993

Total liabilities and equity	$1,809,373	$1,828,387

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Quarter ended
	October 2, 2011	October 3, 2010

Net sales	$547,140	$472,843
Cost of goods sold	432,745	362,122

Gross profit	114,395	110,721
Operating expenses	71,953	63,475
Legal proceedings settlement income	(900)	—
Restructuring charges	902	2,750

Operating earnings	42,440	44,496
Interest expense	4,083	6,040
Other (income) expense, net	(33)	1,063

Earnings before income taxes	38,390	37,393
Income tax expense	10,101	10,844

Net earnings	$28,289	$26,549

Net earnings per common share:
Basic	$0.57	$0.54

Diluted	$0.57	$0.53

Weighted-average shares of common stock outstanding:
Basic	49,469,694	49,120,985

Diluted	49,806,964	49,746,602

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six Months ended
	October 2, 2011	October 3, 2010

Net sales	$1,116,369	$907,812
Cost of goods sold	880,003	700,477

Gross profit	236,366	207,335
Operating expenses	144,799	121,886
Legal proceedings settlement income	(900)	—
Restructuring charges	1,312	3,473

Operating earnings	91,155	81,976
Interest expense	7,497	12,067
Other (income) expense, net	1,194	972

Earnings before income taxes	82,464	68,937
Income tax expense	20,679	19,361

Net earnings	$61,785	$49,576

Net earnings per common share:
Basic	$1.24	$1.01

Diluted	$1.23	$1.00

Weighted-average shares of common stock outstanding:
Basic	49,761,160	48,970,233

Diluted	50,237,620	49,594,758

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended
	October 2, 2011	October 3, 2010
Cash flows from operating activities
Net earnings	$61,785	$49,576
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,253	22,445
Provision for doubtful accounts	1,751	519
Derivatives not designated in hedging relationships:
Net losses	2,369	—
Cash settlements	(1,727)	—
Deferred income taxes	42	(445)
Stock-based compensation	5,734	4,336
Non-cash interest expense	3,790	3,955
(Gain) loss on disposal of property, plant, and equipment	(652)	328
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,950)	(28,934)
Inventory	(21,471)	(42,219)
Prepaid and other current assets	(10,944)	(6,119)
Other assets	967	(1,121)
Accounts payable	(9,922)	4,956
Accrued expenses	(6,181)	(4,684)
Other liabilities	2,378	4,480

Net cash provided by operating activities	27,222	7,073

Cash flows from investing activities
Capital expenditures	(24,153)	(24,252)
Purchases of businesses, net of cash acquired	(1,110)	(1,495)
Proceeds from disposal of property, plant, and equipment	71	53

Net cash used in investing activities	(25,192)	(25,694)

Cash flows from financing activities
Net increase in short-term debt	16,251	113
Borrowings from revolving credit facility	19,000	—
Payments of long-term debt	—	(19,582)
Capital lease obligations and other	(1,233)	153
Net effect from exercising of stock options and vesting of equity awards	(96)	4,198
Repurchase of common stock of $58,383, net of payable to broker of $8,495 - see Note 13	(49,888)	—
Excess tax benefits from exercises of stock options and vesting of equity awards	3,099	3,280

Net cash used in financing activities	(12,867)	(11,838)
Effect of exchange rate changes on cash and cash equivalents	(2,438)	2,445

Net decrease in cash and cash equivalents	(13,275)	(28,014)
Cash and cash equivalents at beginning of period	108,869	201,042

Cash and cash equivalents at end of period	$95,594	$173,028

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)

(In Thousands)

	Quarter ended		Six months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010

Net earnings	$28,289	$26,549	$61,785	$49,576
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	(10,825)	5,394	(8,079)	1,831
Pension funded status adjustment, net of tax	104	(209)	77	(114)
Foreign currency translation adjustments	(55,071)	49,479	(40,094)	16,410

Total comprehensive income (loss)	$(37,503)	$81,213	$13,689	$67,703

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

2. Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholder’s equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Also, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. Recently, FASB has decided to delay the effective date of certain provisions in the Update. This guidance will be effective for the Company in the first quarter of fiscal 2013 and is not expected to have a material impact on its financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt this update for its annual goodwill impairment test performed in fiscal 2013 and thereafter. The Company does not believe the adoption of this update will have a material impact on its financial statements.

3. Inventories

Inventories, net consist of:

	October 2, 2011	March 31, 2011

Raw materials	$94,218	$92,928
Work-in-process	109,383	100,261
Finished goods	141,903	141,814

Total	$345,504	$335,003

Inventory reserves for obsolescence and other estimated losses were $16,502 and $15,052 at October 2, 2011 and March 31, 2011, respectively, and have been included in the net amounts shown above.

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

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of October 2, 2011 and March 31, 2011 and the basis for that measurement:

	Total Fair Value Measurement October 2, 2011	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(5,463)	$—	$(5,463)	$—
Lead forward contracts	(6,973)	—	(6,973)	—
Foreign currency forward contracts	(1,911)	—	(1,911)	—

Total derivatives	$(14,347)	$—	$(14,347)	$—

	Total Fair Value Measurement March 31, 2011	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(5,847)	$—	$(5,847)	$—
Lead forward contracts	9,575	—	9,575	—
Foreign currency forward contracts	(2,591)	—	(2,591)	—

Total derivatives	$1,137	$—	$1,137	$—

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

The fair value of the Company’s $350,000, 2011 senior secured revolving credit facility (“2011 Credit Facility”), the 75,000 Chinese renminbi (RMB) ($11,800) credit facility (“China Term Loan”), and short-term debt approximate their carrying value, as they are variable rate debt and the current terms are comparable to market terms as of the balance sheet dates.

The Convertible Notes, with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On October 2, 2011, the Company’s stock price closed at $20.02 per share. The Convertible Notes have a conversion option at $40.60 per share, and due to current conditions in the financial markets, the Company’s Convertible Notes were trading at 93% of face value on October 2, 2011, and 125% of face value on March 31, 2011. As of October 2, 2011 and March 31, 2011, the unamortized discount on the Convertible Notes was $27,513 and $30,663, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at October 2, 2011 and March 31, 2011 were as follows:

	October 2, 2011				March 31, 2011
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$—		$—		$9,575		$9,575

Financial liabilities:
Convertible Notes	$144,987	(2)	$160,925	(3)	$141,837	(2)	$215,625	(3)
Derivatives (1)	14,347		14,347		8,438		8,438

(1)

Represents interest rate swap agreements, lead and foreign currency hedges (see Note 5 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at October 2, 2011 and March 31, 2011).

(2)	The carrying amounts of the Convertible Notes at October 2, 2011 and March 31, 2011 represent the $172,500 principal value, less the unamortized debt discount (see Note 10).
(3)	The fair value amounts of the Convertible Notes at October 2, 2011 and March 31, 2011 represent the trading values of the Convertible Notes with a principal value of $172,500.

5. Derivative Financial Instruments

The Company utilizes derivative instruments to reduce its exposure to commodity price, foreign exchange risks and interest rates, under established procedures and controls. The Company does not enter into derivative contracts for speculative purposes. The Company’s agreements are with creditworthy financial institutions and the Company anticipates performance by counterparties to these contracts and therefore no material loss is expected.

Derivatives in Cash Flow Hedging Relationships

Lead Hedge Forward Contracts

The Company enters into lead hedge forward contracts to fix the price for a portion of lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases based on the criteria under FASB guidance. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at October 2, 2011 and March 31, 2011 were $63,167 and $68,212, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to hedge a portion of the Company’s exposure to certain lead purchases and to certain foreign currency denominated revenues so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. Each contract is for a period not extending beyond one year. As of October 2, 2011 and March 31, 2011, the Company had entered into a total of $71,930 and $82,829, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $5,617 of the current pretax loss will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Interest Rate Swap Agreements

As of October 2, 2011 and March 31, 2011, the Company maintained interest rate swap agreements that converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. These agreements, which expire between February 2013 and May 2013, no longer qualified for hedge accounting at the end of fiscal 2011 as a result of the refinancing of the Company’s previous credit facility. Changes in the fair value of these agreements during the second quarter and six months of fiscal 2012 have been recorded in the Consolidated Condensed Statements of Income in other (income) expense, net. In the comparable periods of fiscal 2011, the changes in the fair value of these agreements were recorded in AOCI.

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables. These are not designated as hedging instruments. The notional amounts of these contracts were $18,000 as of October 2, 2011. Changes in the fair value of these agreements have been recorded in the Consolidated Condensed Statements of Income in other (income) expense, net.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments

October 2, 2011 and March 31, 2011

		Asset Derivatives			Liability Derivatives
		October 2, 2011	March 31, 2011		October 2, 2011	March 31, 2011
Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Lead hedge contracts	Prepaid and other current assets	$—	$9,575	Accrued expenses	$6,973	$—

Foreign currency forward contracts	Prepaid and other current assets	—	—	Accrued expenses	669	2,591

Total		$—	$9,575		$7,642	$2,591

Fair Value of Derivative Instruments

October 2, 2011 and March 31, 2011

		Liability Derivatives
		October 2, 2011	March 31, 2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value

Interest rate swap agreements	Accrued expenses	$3,328	$—

Interest rate swap agreements	Other liabilities	2,135	5,847

Foreign currency forward contracts	Accrued expenses	1,242	—

Total		$6,705	$5,847

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarters ended October 2, 2011 and October 3, 2010

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from AOCI (Effective Portion)
	October 2, 2011	October 3, 2010		October 2, 2011	October 3, 2010
Interest rate swap agreements	$—	$(1,444)	Interest expense	$—	$(1,846)
Lead hedge forward contracts	(10,723)	11,815	Cost of goods sold	3,697	1,249
Foreign currency forward contracts	(2,084)	(2,270)	Cost of goods sold	(2,175)	399

Total	$(12,807)	$8,101		$1,522	$(198)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the six months ended October 2, 2011 and October 3, 2010

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from AOCI (Effective Portion)
	October 2, 2011	October 3, 2010		October 2, 2011	October 3, 2010
Interest rate swap agreements	$—	$(3,116)	Interest expense	$—	$(3,821)
Lead hedge forward contracts	(12,145)	1,874	Cost of goods sold	2,802	(3,842)
Foreign currency forward contracts	(1,928)	(1,266)	Cost of goods sold	(4,110)	2,337

Total	$(14,073)	$(2,508)		$(1,308)	$(5,326)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarters ended October 2, 2011 and October 3, 2010

Derivatives Not Designated as Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)		Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	October 2, 2011	October 3, 2010

Interest rate swap agreements	$(171)	$—	Other (income) expense, net

Total	$(171)	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the six months ended October 2, 2011 and October 3, 2010

Derivatives Not Designated as Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)		Location of Loss Recognized in Income on Derivatives (Ineffective Portion)
	October 2, 2011	October 3, 2010

Interest rate swap agreements	$(881)	$—	Other (income) expense, net

Total	$(881)	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarters ended October 2, 2011 and October 3, 2010

Derivatives Not Designated as Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Income on Derivatives		Location of Loss Recognized in Income on Derivatives
	October 2, 2011	October 3, 2010

Foreign currency forward contracts	$(1,407)	$—	Other (income) expense, net

Total	$(1,407)	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the six months ended October 2, 2011 and October 3, 2010

Derivatives Not Designated as Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Income on Derivatives		Location of Loss Recognized in Income on Derivatives
	October 2, 2011	October 3, 2010

Foreign currency forward contracts	$(1,487)	$—	Other (income) expense, net

Total	$(1,487)	$—

6. Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the second quarters of fiscal 2012 and 2011 were based on the estimated effective tax rates applicable for the full years ending March 31, 2012 and March 31, 2011, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the second quarters of fiscal 2012 and 2011 were 26.3% and 29.0%, respectively. The effective income tax rates for the six months of 2012 and 2011 were 25.1% and 28.1%, respectively. The rate decreases in the second quarter and six months of fiscal 2012 as compared to the comparable prior year periods are primarily due to changes in the mix of earnings among tax jurisdictions.

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

	Quarter ended		Six months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010

Balance at beginning of period	$38,185	$31,301	$36,006	$31,739
Current period provisions	5,945	5,026	12,130	8,931
Costs incurred	(4,988)	(4,485)	(9,429)	(8,037)
Foreign exchange and other	(1,117)	1,378	(682)	587

Balance at end of period	$38,025	$33,220	$38,025	$33,220

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

In fiscal 2009, the Court of Commerce in Lyon, France ruled that the Company was partially responsible for a fire in a French hotel under construction. The Company’s portion of damages was assessed at €2,700 or $4,200, which was duly recorded by the Company, but the ruling was appealed. In a subsequent ruling by the Court of Appeal of Lyon, France, the portion of damages was reduced, entitling the Company to a refund of the monies paid of €671 or $900, which has been recorded in the current quarter of fiscal 2012. The Company still has an appeal with the Supreme Court of France.

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

As more fully described in Note 19 to the Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K, the Company has potential environmental liabilities at its Sumter, South Carolina facility and has reserves of $3,063 at October 2, 2011, and $3,279 at March 31, 2011. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities.

In September 2011, the Company’s facility in Jiangsu Province, China, was closed by government authorities for an environmental review, as were, to the Company’s knowledge, all lead processing facilities in that province. In November 2011, the government authorities allowed the plant to reopen on a conditional basis, the final terms of which the Company is still negotiating.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at October 2, 2011 and March 31, 2011, the Company has hedged the price to purchase 62,337 and 63,396 pounds of lead, respectively, for a total purchase price of $63,167 and $68,212, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The maturity period of these contracts is less than one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $89,930 and $82,829, respectively, of foreign currency forward contracts with financial institutions as of October 2, 2011 and March 31, 2011.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. At October 2, 2011 and March 31, 2011, such agreements which expire between February 2013 and May 2013, converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

9. Restructuring Plans

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans and bases its restructuring accounting and disclosures on the applicable accounting guidance. As a result, charges to net earnings were made in the periods in which restructuring plan liabilities were incurred.

Acquisition related restructuring plan

In fiscal 2010, the Company acquired the stock of OEB Traction Batteries and certain operating assets and liabilities of the reserve power battery business of Accu Holding AG and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”). The Company completed the process of closing the two manufacturing facilities of Oerlikon during the third quarter of fiscal 2011, which resulted in the reduction of approximately 105 employees. Based on commitments incurred to date, the Company recorded $3,815 in fiscal 2010 and 2011 in charges relating to this plan and $726 during the six months of fiscal 2012. As of October 2, 2011, the reserve balance associated with these actions is $192. The Company expects to finalize the plan with an additional $100 of restructuring charges in fiscal 2012 in Europe.

A roll-forward of the acquisition related restructuring reserve is as follows:

	Employee Severance	Plant Closure and Other	Total
Balance at March 31, 2011	$257	$146	$403
Accrued	83	643	726
Costs incurred	(238)	(718)	(956)
Foreign currency impact and other	13	6	19

Balance at October 2, 2011	$115	$77	$192

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

Based on commitments incurred to date, the Company recorded restructuring charges of $31,894 in fiscal 2009 through fiscal 2011, with $97 of additional charges during the six months of fiscal 2012. The Company incurred $5,629 of costs against the accrual during fiscal 2011, with an additional $1,998 of costs incurred during the six months of fiscal 2012. As of October 2, 2011, the reserve balance associated with these actions is $483. The Company does not expect to record any significant additional restructuring charges in fiscal 2012 related to these actions.

During fiscal 2011, the Company announced a further restructuring of its European operations, which will result in the reduction of approximately 60 employees upon completion across its operations. The Company estimates that the total charges for these actions will amount to approximately $5,000, primarily from cash expenses for employee severance-related payments and site closure costs.

Based on commitments incurred to date, the Company recorded restructuring charges of $3,830 in fiscal 2011, with $231 of additional charges, offset by a favorable accrual adjustment of $435 related to the fiscal 2011 plan recorded in the six months of fiscal 2012. The Company incurred $1,316 of costs against the accrual during fiscal 2011, with an additional $1,251 of costs incurred during the six months of fiscal 2012. As of October 2, 2011, the reserve balance associated with these actions is $1,000. The Company expects to be committed to an additional $1,500 of restructuring charges in fiscal 2012 related to these actions.

During fiscal 2012, the Company announced restructuring primarily at its German operations, which will result in the reduction of approximately 10 employees upon completion. The Company estimates that the total charges for these actions will amount to approximately $700, primarily from cash expenses for employee severance-related payments.

During the first six months of fiscal 2012, the Company recorded restructuring charges of $693 and incurred $181 of costs against the accrual. As of October 2, 2011, the reserve balance associated with these actions is $511. The Company does not expect to be committed to additional restructuring charges in fiscal 2012 related to these actions.

A roll-forward of the non-acquisition related restructuring reserve is as follows:

Employee Severance
Balance at March 31, 2011	$4,920
Accrual adjustment – Fiscal 2011 plan	(435)
Accrued	1,021
Costs incurred	(3,430)
Foreign currency impact and other	(82)

Balance at October 2, 2011	$1,994

10. Debt

The following summarizes the Company’s long-term debt including capital lease obligations:

	October 2, 2011	March 31, 2011
3.375% Convertible Notes, net of discount, due 2038	$144,987	$141,837
2011 Credit Facility due 2016	119,000	100,000
China Term Loan due 2017	6,266	6,112
Capital lease obligations and Other	1,029	2,291

	271,282	250,240
Less current portion	1,006	862

Total long-term debt and capital lease obligations	$270,276	$249,378

The Convertible Notes are represented by a liability component which is reported herein as long-term debt, net of discount and an equity component representing the convertible feature, which is included in additional paid-in-capital in EnerSys stockholders’ equity.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of October 2, 2011 and March 31, 2011, respectively:

	October 2, 2011	March 31, 2011

Principal	$172,500	$172,500
Unamortized discount	(27,513)	(30,663)

Net carrying amount	$144,987	$141,837

Carrying amount of equity component	$29,850	$29,850

As of October 2, 2011, the remaining discount will be amortized over a period of 44 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,592 and $1,463, respectively, during the quarters ended October 2, 2011 and October 3, 2010 and $3,150 and $2,896, respectively, during the six months ended October 2, 2011 and October 3, 2010.

Available Lines of Credit

As of October 2, 2011 and March 31, 2011, the Company had available and undrawn, under all its lines of credit, $314,322 and $356,447, respectively. Included in the October 2, 2011 and March 31, 2011 amounts are $72,378 and $95,049, respectively, of uncommitted lines of credit.

As of October 2, 2011 and March 31, 2011, the Company had $1,250 and $1,150, respectively, of standby letters of credit. As of October 2, 2011 and March 31, 2011, the Company had no bank guarantees.

11. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010

Service cost	$70	$65	$172	$141
Interest cost	166	162	635	617
Expected return on plan assets	(176)	(156)	(449)	(406)
Amortization and deferral	58	56	6	4

Net periodic benefit cost	$118	$127	$364	$356

	United States Plans		International Plans
	Six months ended		Six months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010

Service cost	$140	$130	$353	$276
Interest cost	332	323	1,288	1,209
Expected return on plan assets	(352)	(312)	(907)	(794)
Amortization and deferral	116	113	13	8

Net periodic benefit cost	$236	$254	$747	$699

Significant assumptions used to determine the net periodic benefit cost for the US and international plans were as follows:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010

Discount rate	5.7%	6.5%	4.0 - 5.5%	3.8 - 6.0%
Expected return on plan assets	8.0%	8.0%	5.5 - 7.0%	5.5 - 7.0%
Rate of compensation increase	N/A	N/A	2.0 - 4.0%	2.0 - 3.5%

The Company anticipates contributing approximately $2,349 to its defined benefit pension plans in fiscal 2012, based on current actuarial information. The Company has defined contribution plans covering all U.S. based employees who are not covered by a collective bargaining agreement and substantially all UK employees, both direct and salaried.

12. Stock-Based Compensation

As of October 2, 2011, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”) for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of equity-based compensation. As of October 2, 2011, the Company had 2,875,202 shares available for future grants.

The Company recognized equity-based compensation expense associated with its equity incentive plans of $3,016, with a related tax benefit of $793, for the second quarter of fiscal 2012, and $2,226 with a related tax benefit of $645, for the second quarter of fiscal 2011. The Company recognized equity-based compensation expense associated with its equity incentive plans of $5,734, with a related tax benefit of $1,446, for the six months of fiscal 2012, and $4,336 with a related tax benefit of $1,215, for the six months of fiscal 2011.

As of October 2, 2011 and March 31, 2011, unrecognized compensation expense associated with unvested equity incentive awards outstanding was $24,743 and $15,403, respectively. The October 2, 2011 unrecognized compensation expense amount is expected to be recognized over a weighted average period of 25 months.

Common stock activity for the six months of fiscal 2012 included the exercise of 93,760 options and the vesting of 257,290 restricted stock units and for the comparable period in fiscal 2011 included the exercise of 516,161 options and the vesting of 176,149 restricted stock units. Net cash (paid) received, reflecting the cost of equity awards surrendered for option price and withholding taxes were ($96) and $4,198, respectively, for the six months of fiscal 2012 and 2011.

In the six months of fiscal 2012, the Company granted to management and other key employees 134,263 restricted stock units, and 224,397 market share units. In the six months of fiscal 2011, the Company granted to management and other key employees 287,212 restricted stock units and 124,093 market share units.

As of October 2, 2011 there were 767,019 non-qualified stock options, 613,388 restricted stock units and 348,490 market share units outstanding. At March 31, 2011, there were 860,779 non-qualified stock options, 741,299 restricted stock units and 124,093 market share units outstanding.

13. Stockholders’ Equity

Common Stock

The following demonstrates the change in the number of shares of Common Stock outstanding during the six months ended October 2, 2011:

Shares outstanding as of March 31, 2011	50,034,353
Repurchase of common shares	(2,646,885)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	302,612

Shares outstanding as of October 2, 2011	47,690,080

Treasury Stock

During the six months ended October 2, 2011, the Company purchased 2,646,885 shares of its common stock for $58,383 from institutional shareholders. Of these shares, 409,054 shares purchased for $8,495 were settled and paid subsequent to October 2, 2011.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	March 31, 2011	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	October 2, 2011

Pension funded status adjustment	$(3,512)	$77	$—	$77	$(3,435)
Unrealized gain (loss) on derivative instruments	4,436	(12,763)	4,684	(8,079)	(3,643)
Foreign currency translation adjustment	114,256	(40,094)	—	(40,094)	74,162

Accumulated other comprehensive income	$115,180	$(52,780)	$4,684	$(48,096)	$67,084

14. Earnings Per Share

Net earnings per common share—basic is based on the weighted average number of shares of the Company’s common stock outstanding. Net earnings per common share—diluted gives effect to all potentially dilutive common shares that were outstanding during the period. As of October 2, 2011 and October 3, 2010, the Company had outstanding stock options, market share units and restricted stock units that could potentially dilute basic earnings per share in the future. Weighted average common shares—basic and common shares—diluted were as follows:

	Quarter ended		Six months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010

Weighted average shares of common stock outstanding—basic	49,469,694	49,120,985	49,761,160	48,970,233
Assumed exercise and lapse of equity awards, net of shares assumed reacquired	337,270	625,617	476,460	624,525

Weighted average common shares—diluted	49,806,964	49,746,602	50,237,620	49,594,758

Anti-dilutive equity awards not included in weighted average common shares—diluted	526,808	574,928	422,122	460,725

The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes that the Company sold in May 2008, is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the second quarter of fiscal 2012 and 2011, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

15. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA,

•	Europe, which includes Europe, the Middle East and Africa, with segment headquarters in Zurich, Switzerland, and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

The following table provides selected financial data for the Company’s reportable business segments and product lines:

	Quarter ended		Six months ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net sales by segment to unaffiliated customers
Europe	$245,337	$207,359	$498,329	$395,860
Americas	252,250	221,171	511,478	426,840
Asia	49,553	44,313	106,562	85,112

Total net sales	$547,140	$472,843	$1,116,369	$907,812

Intersegment sales
Europe	$13,287	$15,826	$29,419	$29,511
Americas	10,054	13,118	20,200	23,551
Asia	4,001	8,002	7,055	15,010

Total intersegment sales	$27,342	$36,946	$56,674	$68,072

Operating earnings by segment
Europe	$14,597	$9,291	$28,734	$19,195
Americas	27,396	34,119	59,014	60,078
Asia	449	3,836	3,819	6,176
Legal proceedings settlement income	900	—	900	—
Restructuring charges (Europe)	(902)	(2,750)	(1,312)	(3,473)

Total operating earnings (1)	$42,440	$44,496	$91,155	$81,976

(1)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

16. Subsequent Events

The Company evaluated all subsequent events through the date that the Consolidated Condensed Financial Statements were issued. No material subsequent events have occurred since October 2, 2011 that required recognition or disclosure in the Consolidated Condensed Financial Statements. The Company however, announced the following acquisitions:

The Company has entered into a definitive agreement to launch a joint venture in South Africa to produce and market batteries for industrial applications and will have majority ownership in the joint venture in cooperation with Powertech Batteries, which is a part of Allied Electronics Corporation Limited (Altron). The joint venture will serve both reserve power and motive power customers across sub-Saharan Africa, including South Africa.

The Company has entered into a definitive agreement to launch a joint venture in Germany to produce large format lithium-ion battery cells. The Company will have a majority interest in the joint venture in cooperation with GAIA Akkumulatorenwerke GmbH (“GAIA”), a wholly owned subsidiary of Lithium Technology Corporation (“LTC”). The joint venture will include LTC’s contribution of certain intellectual property, and its lithium-ion manufacturing capability located in Nordhausen, Germany. The Company will contribute cash for working capital and capital expenditures.

The Company has also completed the acquisition of Industrial Battery Holding S.A., the parent company of EnerSystem, a market leader in the South American motive power and reserve power battery markets, with headquarters in Buenos Aires, Argentina and with manufacturing plants in Argentina and Brazil as well as operations in Chile.

All these undertakings will be effective in the Company’s third quarter of fiscal 2012 and on an aggregate basis represent an investment of approximately $40,000.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw material in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in our products;

•	risks involved in foreign operations such as disruption of markets, changes in import and export laws, environmental regulations, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	unanticipated litigation and regulatory proceedings to which we might be subject;

•	changes in our market share in the geographic business segments where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	unanticipated quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

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

We have two primary industrial battery product lines: reserve power products and motive power products. Net sales classifications by product line are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, “UPS” applications for computer and computer-controlled systems, and other specialty power applications, including security systems, for premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities and energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships, tactical vehicles and portable energy packs.

•

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, and for diesel locomotive starting and other rail equipment.

Economic Climate

The global economic recovery has been in place since the second quarter of fiscal 2010. However, recent economic indicators suggest a mixed trend among different geographical regions. We continue to focus on reducing our manufacturing costs through investments in automation and restructuring.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro. Volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate significantly as they have in the past several years. The increase in our cost of lead due to increases in average lead prices was approximately $19 million and $37 million in the current quarter and six months of fiscal 2012, respectively, compared to the comparable prior year periods.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Beginning in the third quarter of fiscal 2009, as a result of reductions in the cost of lead, our average selling prices began to decline on a sequential quarterly basis. As the cycle of lead costs turned upward in the early part of fiscal 2010, we began to increase average selling prices to help offset the higher costs. During the current quarter and six months of fiscal 2012, our selling prices increased to reflect rising commodity prices. Selling price increases of approximately $13 million offset increased lead cost of $19 million during the current quarter and selling price increases of approximately $27 million offset increased lead cost of $37 million in the six months of fiscal 2012. Approximately 35% to 40% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Liquidity and Capital Resources

Our capital structure and liquidity remain strong. As of October 2, 2011, we had approximately $96 million of cash and cash equivalents, approximately $242 million of undrawn, committed credit lines, and approximately $72 million of uncommitted credit lines. We believe that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities.

Results of Operations

Net Sales

	Quarter ended October 2, 2011		Quarter ended October 3, 2010		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Europe	$245.3	44.8%	$207.4	43.8%	$37.9	18.3%
Americas	252.3	46.1	221.1	46.8	31.2	14.1
Asia	49.6	9.1	44.3	9.4	5.3	11.8

Total net sales	$547.2	100.0%	$472.8	100.0%	$74.4	15.7%

	Six months ended October 2, 2011		Six months ended October 3, 2010		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Europe	$498.3	44.6%	$395.9	43.6%	$102.4	25.9%
Americas	511.5	45.8	426.8	47.0	84.7	19.8
Asia	106.6	9.6	85.1	9.4	21.5	25.2

Total net sales	$1,116.4	100.0%	$907.8	100.0%	$208.6	23.0%

Net sales increased $74.4 million or 15.7% in the second quarter of fiscal 2012 from the comparable period in fiscal 2011. This increase for the quarter was the result of an 8% increase in organic volume, a 3% increase due to pricing, a 2% increase from acquisitions and a 3% increase from foreign currency translation impact. Net sales increased $208.6 million or 23.0% in the six months of fiscal 2012 from the comparable period in fiscal 2011. This increase for the six months of fiscal 2012 was the result of a 12% increase in organic volume, a 3% increase due to pricing, a 2% increase from acquisitions and a 6% increase from foreign currency translation impact.

Segment sales

The improved year over year economic and market conditions have had a significant impact on our unit sales volume. Our Europe and Americas segments experienced organic volume improvements in the second quarter of fiscal 2012, compared to the comparable period of 2011, while our Asia segment has temporarily slowed its growth opportunities to focus on margins.

Our Europe segment’s net sales increased $37.9 million or 18.3% in the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011. Increase in organic volume contributed approximately 6%, while price increases and acquisitions contributed approximately 3% each to the improvement and currency translation impact contributed about 6%. Revenue increased $102.4 million or 25.9% in the six months of fiscal 2012, as compared to the six months of fiscal 2011, primarily due to a 12% increase due to currency translation impact. Increase in organic volume contributed approximately 7%, while price increases and acquisitions contributed approximately 3% and 4%, respectively.

Our Americas segment’s revenue increased $31.2 million or 14.1% in the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011, primarily due to higher organic volume, which contributed approximately a 10% increase. Pricing and acquisitions contributed approximately 3% and 1%, respectively, to the improvement. Revenue increased $84.7 million or 19.8% in the six months of fiscal 2012, as compared to the six months of fiscal 2011, primarily due to higher organic volume which contributed approximately a 15% increase and pricing, acquisitions and foreign currency changes contributed approximately 3%, 1% and 1%, respectively.

Our Asia segment’s revenue increased $5.3 million or 11.8% in the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011, primarily due to foreign currency changes which contributed approximately 8% while pricing and organic volume contributed approximately 3% and 1%, respectively. Revenue increased $21.5 million or 25.2% in the six months of fiscal 2012, as compared to the six months of fiscal 2011, primarily due to organic volume growth of 14%, pricing of 1% and foreign currency changes of 10%.

Product line sales

	Quarter ended October 2, 2011		Quarter ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Reserve Power	$267.3	48.9%	$247.3	52.3%	$20.0	8.1%
Motive Power	279.9	51.1	225.5	47.7	54.4	24.1

Total net sales	$547.2	100.0%	$472.8	100.0%	$74.4	15.7%

	Six months ended October 2, 2011		Six months ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Reserve Power	$533.2	47.8%	$454.9	50.1%	$78.3	17.2%
Motive Power	583.2	52.2	452.9	49.9	130.3	28.8

Total net sales	$1,116.4	100.0%	$907.8	100.0%	$208.6	23.0%

Sales of our reserve power products in the second quarter and six months of fiscal 2012 increased $20.0 million or 8.1% and $78.3 million or 17.2%, respectively, compared to the comparable periods of fiscal 2011. In the second quarter of fiscal 2012, acquisitions and foreign currency changes contributed approximately 3% each, while pricing contributed approximately 2% to the improvement. In the six months of fiscal 2012, organic volume and foreign currency changes contributed approximately 6% each, while acquisitions and pricing contributed approximately 4% and 1%, respectively, to the improvement.

Sales of our motive power products in the second quarter and six months of fiscal 2012 increased $54.4 million or 24.1% and $130.3 or 28.8%, respectively, compared to the comparable periods of fiscal 2011. The second quarter increase was primarily due to higher organic volume, which contributed approximately a 16% increase. Pricing and foreign currency changes contributed 4% each to the improvement. In the six months of fiscal 2012, organic volume increase was approximately 17% with pricing and foreign currency changes contributing 5% and 7%, respectively.

Gross Profit

	Quarter ended October 2, 2011		Quarter ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Gross Profit	$114.4	20.9%	$110.7	23.4%	$3.7	3.3%

	Six months ended October 2, 2011		Six months ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Gross Profit	$236.4	21.2%	$207.3	22.8%	$29.1	14.0%

Gross profit increased $3.7 million or 3.3% in the second quarter of fiscal 2012 and increased $29.1 million or 14.0% in the six months of fiscal 2012, when compared to the comparable periods of fiscal 2011, due mainly to higher sales volume and pricing partially offset by higher commodity costs.

Gross profit, as a percentage of net sales decreased 250 basis points in the second quarter and 160 points in the six month period of fiscal 2012, when compared to the comparable periods of fiscal 2011. This decrease is primarily attributed to higher commodity costs partially offset by on-going cost reduction programs, higher selling prices and increased volume, as discussed below.

We estimate that the cost of lead alone, our most significant raw material, increased our cost of sales by approximately $19 million and $37 million, respectively in the second quarter and six months of fiscal 2012, compared to the comparable periods in fiscal 2011. Selling price increases offset approximately $13 million and $27 million, respectively, of the increased lead cost in the second quarter and in the six months of fiscal 2012.

Our sales initiatives will continue to emphasize pricing activities to improve gross profit and continue to focus on improving product mix to higher margin products.

Additionally, we remain highly focused on our long-standing and on-going cost reduction programs, which we believe continue to be effective in reducing our costs.

Operating Items

	Quarter ended October 2, 2011		Quarter ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Operating expenses	$71.9	13.1%	$63.5	13.4%	$8.4	13.4%

Legal proceedings settlement income	$(0.9)	(0.2)%	$—	—%	$(0.9)	NM

Restructuring charges	$0.9	0.2%	$2.7	0.6%	$(1.8)	(67.2)%

	Six months ended October 2, 2011		Six months ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Operating expenses	$144.8	13.0%	$121.9	13.4%	$22.9	18.8%

Legal proceedings settlement income	$(0.9)	(0.1)%	$—	—%	$(0.9)	NM

Restructuring charges	$1.3	0.1%	$3.4	0.4%	$(2.1)	(62.2)%

NM = not meaningful

Operating expenses as a percentage of net sales decreased 30 and 40 basis points, respectively, in the second quarter and six months of fiscal 2012 compared to the second quarter and six months of fiscal 2011. Operating expenses, excluding the effect of foreign currency translation, increased 8.1% or $5.1 million in the second quarter of fiscal 2012 and increased 11.2% or $13.5 million in the six months of fiscal 2012 compared to the comparable period of fiscal 2011, due primarily to higher sales volume. Selling expenses, our main component of operating expenses, were 58.6% and 59.2% of total operating expenses in the second quarter and six months of fiscal 2012 compared to 58.3% and 59.6% of total operating expenses in the second quarter and six months of fiscal 2011.

Legal proceedings settlement income

In fiscal 2009, the Court of Commerce in Lyon, France ruled that the Company was partially responsible for a fire in a French hotel under construction. The Company’s portion of damages was assessed at €2.7 million or $4.2 million, which was duly recorded by the Company, but the ruling was appealed. In a subsequent ruling by the Court of Appeal of Lyon, France, the portion of damages was reduced, entitling the Company to a refund of the monies paid of €0.7 million or $0.9 million, which has been recorded in the current quarter of fiscal 2012. The Company still has an appeal with the Supreme Court of France.

Restructuring charges

Included in our second quarter and six months of fiscal 2012 operating results are $0.9 million and $1.3 million of restructuring charges, respectively, primarily for staff reductions in Europe. Included in our second quarter and six months of fiscal 2011 operating results are $2.7 million and $3.4 million, respectively, of restructuring charges for staff reductions in Europe.

Operating Earnings

	Quarter ended October 2, 2011		Quarter ended October 3, 2010		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%

Europe	$14.7	6.0%	$9.3	4.5%	$5.4	57.1%
Americas	27.3	10.9	34.1	15.4	(6.8)	(19.7)
Asia	0.5	0.9	3.8	8.7	(3.3)	(88.3)

Subtotal	42.5	7.8	47.2	10.0	(4.7)	(10.2)
Legal proceedings settlement income-Europe	0.9	0.4	—	—	0.9	NM
Restructuring charges-Europe	(0.9)	(0.4)	(2.7)	(1.3)	1.8	(67.2)

Total operating earnings	$42.5	7.8%	$44.5	9.4%	$(2.0)	(4.6)%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

	Six months ended October 2, 2011		Six months ended October 3, 2010		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%

Europe	$28.8	5.8%	$19.2	4.9%	$9.6	49.7%
Americas	58.9	11.5	60.0	14.1	(1.1)	(1.8)
Asia	3.9	3.6	6.2	7.3	(2.3)	(38.2)

Subtotal	91.6	8.2	85.4	9.4	6.2	7.2
Legal proceedings settlement income-Europe	0.9	0.2	—	—	0.9	NM
Restructuring charges-Europe	(1.3)	(0.3)	(3.4)	(0.9)	2.1	(62.2)

Total operating earnings	$91.2	8.2%	$82.0	9.0%	$9.2	11.2%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $2.0 million or 4.6% in the second quarter and increased $9.2 million or 11.2% in the six months of fiscal 2012 in comparison to the second quarter and six months of fiscal 2011. Operating earnings as a percentage of net sales, as shown in the table above, decreased 160 basis points in the second quarter of fiscal 2012 and decreased 80 basis points in the six months of fiscal 2012 when compared to the comparable periods of 2011.

We experienced an increase in operating earnings in our Europe segment in the second quarter of fiscal 2012 in comparison to the comparable quarter in the prior year, with the operating margin increasing 150 basis points to 6.0%. This improvement in our Europe segment earnings, despite a negative impact of approximately $2 million due to a three-week strike at our manufacturing plant in Poland, is primarily attributable to an improvement in organic volume and pricing, and benefits of the restructuring programs on both production and operating expenses, partially offset by higher commodity costs.

Operating earnings increased in our Europe segment in the six months of fiscal 2012 in comparison to the comparable period in the prior year, with the operating margin increasing 90 basis points to 5.8%. This improvement in Europe earnings is primarily attributable to an increase in organic volume and pricing and the benefits of the restructuring programs on both production and operating expenses, partially offset by higher commodity costs.

Our Americas segment had a decrease in operating earnings in the second quarter of fiscal 2012 in comparison to the comparable quarter in the prior year, with the operating margin decreasing 450 basis points to 10.9%. The operating margin decrease is primarily attributable to higher commodity costs, pricing pressure in general and product mix, partially offset by higher organic volume. Americas operating margins in the prior year were an all time record.

Operating earnings in our Americas segment decreased in the six months of fiscal 2012 in comparison to the comparable period in the prior year, with the operating margin decreasing 260 basis points to 11.5%. Earnings declined in our Americas segment despite a 15% increase in organic volumes due to pricing pressure and increased commodity costs.

Operating earnings decreased 88.3% in our Asia segment in the second quarter of fiscal 2012 in comparison to the comparable quarter in the prior year, with the operating margin decreasing to 0.9% from 8.7%. Operating earnings decreased 38.2% in the six months of fiscal 2012 in comparison to the comparable period in the prior year, with the operating margin as a percentage of sales decreasing from 7.3% to 3.6%. This reduction in our Asia segment earnings in both the second quarter and six months of fiscal 2012 was primarily attributable to higher commodity and freight costs, and more difficult pricing conditions. In addition, approximately $1.0 million start-up costs related to our new facility in Chongqing were incurred in the second quarter along with approximately $0.4 million of costs related to a temporary closure of our facility in Jiangsu Province, China, by government authorities for an environmental review, as were, to our knowledge, all lead processing facilities in that province. During this temporary shutdown, we have been satisfying demand for products made in Jiangsu through our other Chinese facilities and other facilities throughout the world. In November 2011, the government authorities allowed the plant to reopen on a conditional basis, the final terms of which the Company is still negotiating. Start-up costs related to Chongqing were approximately $1.6 million in the six months of fiscal 2012 and in the comparable period in fiscal 2011, we had no significant start-up costs for Chongqing.

Interest Expense

	Quarter ended October 2, 2011		Quarter ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Interest expense	$4.1	0.8%	$6.1	1.3%	$(2.0)	(32.4)%

	Six months ended October 2, 2011		Six months ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Interest expense	$7.5	0.7%	$12.1	1.3%	$(4.6)	(37.9)%

Interest expense of $4.1 million in the second quarter of fiscal 2012 (net of interest income of $0.2 million) was $2.0 million lower than the interest expense of $6.1 million in the second quarter of fiscal 2011 (net of interest income of $0.3 million). Interest expense of $7.5 million in the six months of fiscal 2012 (net of interest income of $0.5 million) was $4.6 million lower than the $12.1 million (net of interest income of $0.5 million) in the six months of fiscal 2011.

The decrease in interest expense in the second quarter of fiscal 2012 compared to the second quarter of 2011 is attributable primarily to the interest rate swaps that were eligible for hedge accounting in the prior year quarter. The Company recorded interest expense of $1.8 million on the interest rate swaps during the second quarter of fiscal 2011. In the second quarter of fiscal 2012, the swaps were no longer eligible for hedge accounting and the losses realized on the swaps amounting to $0.2 million were included in other (income) expense, net.

The decrease in interest expense in the six months of fiscal 2012 compared to the six months of fiscal 2011 is attributable primarily to the interest rate swaps that were eligible for hedge accounting in the prior period. The Company recorded interest expense of $3.8 million on the interest rate swaps during the six months of fiscal 2011. In the six months of fiscal 2012, the swaps were no longer eligible for hedge accounting and the losses realized on the swaps amounting to $0.9 million were included in other (income) expense, net.

Included in interest expense are non-cash charges for deferred financing fees of $0.3 million and $0.6 million, respectively, in the second quarter and six months of fiscal 2012 and $0.7 million and $1.1 million, respectively, in the second quarter and six months of fiscal 2011.

Included in interest expense is non-cash, accreted interest on the Convertible Notes of $1.6 million and $3.2 million, respectively, in the second quarter and six months of fiscal 2012 and $1.4 million and $2.9 million, respectively, in the second quarter and six months of fiscal 2011. (See Note 10 to the Consolidated Condensed Financial Statements).

Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $273.0 million and $266.1 million in the second quarter and six months of fiscal 2012, compared to $343.3 million and $346.7 million, respectively, in the second quarter and six months of fiscal 2011. The average Convertible Notes discount excluded from our average debt outstanding was $28.3 million and $29.1 million, respectively, in the second quarter and six months of fiscal 2012 and $34.2 million and $35.2 million, respectively, in the second quarter and six months of fiscal 2011.

Other (Income) Expense, Net

	Quarter ended October 2, 2011		Quarter ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Other (income) expense, net	$—	—%	$1.0	0.2%	$(1.0)	NM

	Six months ended October 2, 2011		Six months ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Other (income) expense, net	$1.2	0.1%	$1.0	0.1%	$0.2	22.8%

Other (income) expense, net for the second quarter of fiscal 2012 decreased by $1.0 million compared to $1.0 million in the second quarter of fiscal 2011. The favorable impact in the second quarter of fiscal 2012 is mainly attributable to $0.6 million foreign currency gains in the second quarter of fiscal 2012 compared to $1.3 million foreign currency losses in the prior year quarter, offset by miscellaneous charges of $0.6 million and taxes other than income of $0.3 million.

Other expense, net was $1.2 million in the six months of fiscal 2012 compared to $1.0 million in the comparable period of fiscal 2011. This $0.2 million unfavorable change is attributable to $0.7 million foreign currency gains in the six months of fiscal 2012 compared to $0.9 million foreign currency losses in the comparable prior year period, offset by miscellaneous charges of $0.8 million and mark to market valuation loss on interest rate swaps of $0.9 million in the current fiscal period.

Earnings Before Income Taxes

	Quarter ended October 2, 2011		Quarter ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Earnings before income taxes	$38.4	7.0%	$37.4	7.9%	$1.0	2.7%

	Six months ended October 2, 2011		Six months ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Earnings before income taxes	$82.5	7.4%	$68.9	7.6%	$13.6	19.6%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2012 increased $1.0 million or 2.7% compared to the second quarter of fiscal 2011 and earnings before taxes in the six months of fiscal 2012 increased $13.6 million or 19.6% compared to the six months of fiscal 2011. Earnings before income taxes as a percentage of sales were 7.0% and 7.4%, respectively, in the second quarter and six months of fiscal 2012 in comparison to 7.9% and 7.6%, respectively, in the second quarter and six months of fiscal 2011.

Income Tax Expense

	Quarter ended October 2, 2011		Quarter ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Income tax expense	$10.1	1.8%	$10.8	2.3%	$(0.7)	(6.9)%

Effective tax rate	26.3%		29.0%		(2.7)%

	Six months ended October 2, 2011		Six months ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Income tax expense	$20.7	1.9%	$19.3	2.1%	$1.4	6.8%

Effective tax rate	25.1%		28.1%		(3.0)%

The Company’s income tax provisions for both periods consist of federal, state and foreign income taxes. The tax provisions for the second quarters of fiscal 2012 and fiscal 2011 were based on the estimated effective tax rates applicable for the full years ending March 31, 2012 and March 31, 2011, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the second quarters of fiscal 2012 and fiscal 2011 were 26.3% and 29.0%, respectively. The effective income tax rates for the six months of fiscal 2012 and 2011 were 25.1% and 28.1%, respectively. The rate decrease in the second quarter and six months of fiscal 2012 as compared to the comparable prior year periods are primarily due to a change in the mix of earnings among tax jurisdictions.

Net Earnings

	Quarter ended October 2, 2011		Quarter ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Net earnings	$28.3	5.2%	$26.6	5.6%	$1.7	6.6%

	Six months ended October 2, 2011		Six months ended October 3, 2010		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Net earnings	$61.8	5.5%	$49.6	5.5%	$12.2	24.6%

As a result of the above, net earnings in the second quarter of fiscal 2012 were $28.3 million or 5.2% of net sales, compared to net earnings in the second quarter of fiscal 2011 of $26.6 million or 5.6% of net sales. Net earnings in the six months of fiscal 2012 were $61.8 million or 5.5% of net sales, compared to net earnings in the six months of fiscal 2011 of $49.6 million or 5.5% of net sales.

Net earnings per common share in the second quarter of fiscal 2012 were $0.57 per basic share and diluted share, compared to $0.54 per basic share and $0.53 per diluted share in the second quarter of fiscal 2011. Net earnings per common share in the six months of fiscal 2012 were $1.24 per basic share and $1.23 per diluted share, compared to $1.01 per basic share and $1.00 per diluted share in the six months of fiscal 2011.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

Liquidity and Capital Resources

During the six months of fiscal 2012, operating activities provided cash of $27.2 million compared to $7.1 million in the comparable period of fiscal 2011. In the six months of fiscal 2012, net earnings of $61.8 million and depreciation and amortization of $24.3 million were offset by cash used for the increase in primary working capital of $56.3 million, net of currency translation changes. In the six months of fiscal 2011, operating activities provided cash of $7.1 million and was mainly driven by net earnings of $49.6 million and depreciation and amortization of $22.4 million, substantially offset by cash used for the increase in primary working capital of $66.2 million, net of currency translation changes.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $576.1 million (yielding a primary working capital percentage of 26.3%) at October 2, 2011, $514.0 million at October 3, 2010 (yielding a primary working capital percentage of 27.2%) and $547.3 million (yielding a primary working capital percentage of 25.0%) at March 31, 2011. The primary working capital percentage of 26.3% at October 2, 2011 is 1.3 percentage points above that for March 31, 2011, and 0.9 percentage points below that for the prior year quarter. The normal trend is that this percentage is lowest at fiscal year-end.

Primary working capital increased during the second quarter of fiscal 2012, primarily due to an increase in accounts receivable. We experienced a slight sequential increase in inventory levels at the end of the quarter which was almost entirely offset by an increase in accounts payable.

Primary working capital and primary working capital percentages at October 2, 2011, March 31, 2011 and October 3, 2010 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %

October 2, 2011	$474.3	$345.5	$(243.7)	$576.1	$2,188.6	26.3%
March 31, 2011	464.1	335.0	(251.8)	547.3	2,192.2	25.0
October 3, 2010	418.5	302.0	(206.5)	514.0	1,891.4	27.2

Investing activities used cash of $25.2 million in the six months of fiscal 2012, compared to cash used of $25.7 million in the comparable period in fiscal 2011. Capital expenditures in the six months of fiscal 2012 were $24.2 million compared to $24.3 million in the comparable period of fiscal 2011. Investing activities in the six months of fiscal 2012 included an increase in our holdings in a subsidiary for a total purchase price of approximately $1.0 million and the prior year comparable period included acquisitions of $1.5 million.

Financing activities utilized cash of $12.9 million in the six months of fiscal 2012, primarily reflecting the repurchase of common stock of $49.9 million ($58.4 million, net of payable to broker $8.5 million) and capital lease payments of $1.2 million offset by borrowings on short-term debt and revolver of $16.3 million and $19.0 million, respectively and exercise of stock options and the related tax benefits that contributed $3.0 million. In the six months of fiscal 2011, financing activities utilized cash of $11.8 million, reflecting the scheduled payments of long-term debt and short term repayments of $19.6 million, partially offset by the exercise of stock options and the related tax benefits totaling $7.5 million.

As a result of the above, total cash and cash equivalents decreased by $13.3 million to $95.6 million in the six months of fiscal 2012 compared to a decrease of $28.0 million to $173.0 million in the comparable period of fiscal 2011.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At the end of fiscal 2011, these interest rate swaps became ineligible for hedge accounting due to the refinancing of the Company’s then existing credit facility. Changes in the fair value of these contracts for the quarter ended October 2, 2011 have therefore been recorded in the income statement in other (income) expense, net while changes in fair value for the comparable period in fiscal 2011 were recorded in accumulated other comprehensive income.

At October 2, 2011 and March 31, 2011, the aggregate notional amount of interest rate swap agreements is $85.0 million. These agreements expire between February 2013 – May 2013.

Under the interest rate swaps, the Company receives three-month LIBOR and pays a fixed interest rate which averaged 4.28% and 4.73% on October 2, 2011 and October 3, 2010, respectively.

A 100 basis point increase in interest rates would increase annual interest expense by approximately $1.2 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)

October 2, 2011	$63.2	62.3	$1.01	14%
March 31, 2011	68.2	63.4	1.08	14
October 3, 2010	37.2	41.7	0.89	9

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe approximately 62% of the cost of our lead requirement is known. This takes into account the hedge contracts in place at October 2, 2011, lead purchased by October 2, 2011 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would increase our cost of goods sold by approximately $15 million and $31 million, in the second quarter and six months of fiscal 2012, respectively.

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

To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. Forward contracts outstanding as of October 2, 2011 and March 31, 2011 were $89.9 million and $82.8 million, respectively. The details of contracts outstanding as of October 2, 2011 were as follows:

	October 2, 2011
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)

Sell Euros for U.S. dollars	$26.0	$/€	1.37	11%
Sell Euros for Polish zloty	38.2	PLN/€	4.11	40
Sell Euros for British pounds	20.1	€/£	0.88	32
Sell U.S. dollars for Chinese renminbi	3.9	¥/$	6.37	29
Other	1.7

Total	$89.9

(1)	Based on the fiscal year currency requirements.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs

July 4 – July 30, 2011	—	$—	—	$927,985	(1)
July 31 – August 28, 2011	419,646	20.48	419,621	43,148,884
August 29 – October 2, 2011	1,933,064	20.71	1,933,064	2,098,799

Total	2,352,710	$20.67	2,352,685	$2,098,799

(1)

On May 26, 2011, the Company’s Board of Directors authorized the Company to repurchase up to the number of shares exercised through previous stock option awards and common stock issued under the 2010 Equity Incentive Plan. As of July 30, 2011, August 28, 2011 and October 2, 2011, this repurchase limit amounted to a total 35,678 shares, 67,002 shares, and 80,692 shares, respectively, shares of common stock that may be repurchased under this program. For purposes of presenting the approximate dollar value of shares that may be purchased under this program, we multiplied the remaining balance under this program by $26.01 per share, which is the average closing price of the Company’s common stock during the period.

On August 12, 2011, the Company’s Board of Directors also authorized the Company, subject to certain limitations, to repurchase up to $50 million of its common stock before March 6, 2012 in addition to the buyback program discussed above. As of October 2, 2011, management believes that this authorization has been exhausted and no further shares may be repurchased under this authorization.

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

Date: November 9, 2011

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