Form 10-Q
period 2012-01-01
EnerSys
filed 2012-02-08
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

Common Stock outstanding at February 3, 2012: 47,742,565 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS

Consolidated Condensed Balance Sheets (Unaudited)

(In Thousands, Except Share and Per Share Data)

	January 1, 2012	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$119,767	$108,869
Accounts receivable, net of allowance for doubtful accounts (January 1, 2012 - $10,833; March 31, 2011 - $10,547)	453,905	464,072
Inventories, net	349,605	335,003
Deferred taxes	20,660	19,801
Prepaid and other current assets	65,540	70,203

Total current assets	1,009,477	997,948

Property, plant, and equipment, net	335,554	344,385
Goodwill	339,746	343,666
Other intangible assets, net	107,155	98,819
Other assets	39,951	43,569

Total assets	$1,831,883	$1,828,387

Liabilities and equity
Current liabilities:
Short-term debt	$18,454	$3,160
Current portion of long-term debt and capital lease obligations	1,321	862
Accounts payable	246,897	251,814
Accrued expenses	200,823	207,736

Total current liabilities	467,495	463,572

Long-term debt and capital lease obligations	252,677	249,378
Deferred taxes	78,411	79,589
Other liabilities	57,253	56,855

Total liabilities	855,836	849,394
Commitments and contingencies	—	—
Equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 52,174,690 shares issued and 47,727,805 outstanding at January 1, 2012; 51,834,353 shares issued and 50,034,353 outstanding at March 31, 2011	521	518
Additional paid-in capital	472,817	461,597
Treasury stock, at cost, 4,446,885 shares held as of January 1, 2012 and 1,800,000 shares held as of March 31, 2011	(78,183)	(19,800)
Retained earnings	515,480	416,836
Accumulated other comprehensive income	52,442	115,180

Total EnerSys stockholders’ equity	963,077	974,331
Non-controlling interest	12,970	4,662

Total equity	976,047	978,993

Total liabilities and equity	$1,831,883	$1,828,387

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Quarter ended
	January 1, 2012	January 2, 2011

Net sales	$574,246	$508,596
Cost of goods sold	443,370	390,696

Gross profit	130,876	117,900
Operating expenses	75,659	67,826
Restructuring charges	1,440	1,754

Operating earnings	53,777	48,320
Interest expense	4,808	5,610
Other (income) expense, net	1,121	(341)

Earnings before income taxes	47,848	43,051
Income tax expense	10,989	9,292

Net earnings	$36,859	$33,759

Net earnings per common share:
Basic	$0.77	$0.68

Diluted	$0.77	$0.67

Weighted-average shares of common stock outstanding:
Basic	47,704,567	49,564,495

Diluted	48,045,900	50,331,554

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Nine Months ended
	January 1, 2012	January 2, 2011

Net sales	$1,690,615	$1,416,408
Cost of goods sold	1,323,373	1,091,173

Gross profit	367,242	325,235
Operating expenses	220,458	189,712
Legal proceedings settlement income	(900)	—
Restructuring charges	2,752	5,227

Operating earnings	144,932	130,296
Interest expense	12,305	17,677
Other (income) expense, net	2,315	631

Earnings before income taxes	130,312	111,988
Income tax expense	31,668	28,653

Net earnings	$98,644	$83,335

Net earnings per common share:
Basic	$2.01	$1.69

Diluted	$1.99	$1.67

Weighted-average shares of common stock outstanding:
Basic	49,075,629	49,168,320

Diluted	49,507,047	49,840,357

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months ended
	January 1, 2012	January 2, 2011
Cash flows from operating activities
Net earnings	$98,644	$83,335
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,022	33,221
Provision for doubtful accounts	1,322	1,864
Derivatives not designated in hedging relationships:
Net losses	2,117	—
Cash settlements	(2,589)	—
Deferred income taxes	173	(430)
Stock-based compensation	8,764	6,694
Non-cash interest expense	5,980	5,850
(Gain) loss on disposal of property, plant, and equipment	(643)	407
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,663	(35,700)
Inventory	(22,903)	(50,638)
Prepaid and other current assets	(5,582)	(6,231)
Other assets	150	(2,403)
Accounts payable	(8,237)	15,464
Accrued expenses	4,452	(9,528)
Other liabilities	(5,347)	3,007

Net cash provided by operating activities	119,986	44,912

Cash flows from investing activities
Capital expenditures	(35,032)	(41,202)
Purchases of businesses, net of cash acquired	(21,046)	(1,397)
Proceeds from disposal of property, plant, and equipment	94	360

Net cash used in investing activities	(55,984)	(42,239)

Cash flows from financing activities
Net increase in short-term debt	5,704	644
Payments of long-term debt	—	(23,801)
Capital lease obligations and other	(1,320)	(38)
Repurchase of common stock	(58,383)	—
Net effect from exercising of stock options and vesting of equity awards	250	16,900
Excess tax benefits from exercises of stock options and vesting of equity awards	3,209	7,265

Net cash (used in) provided by financing activities	(50,540)	970
Effect of exchange rate changes on cash and cash equivalents	(2,564)	1,109

Net increase in cash and cash equivalents	10,898	4,752
Cash and cash equivalents at beginning of period	108,869	201,042

Cash and cash equivalents at end of period	$119,767	$205,794

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Quarter ended		Nine months ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011

Net earnings	$36,859	$33,759	$98,644	$83,335
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments, net of tax	1,196	1,792	(6,883)	3,623
Pension funded status adjustment, net of tax	44	76	121	(38)
Foreign currency translation adjustments	(15,882)	(10,802)	(55,976)	5,608

Total comprehensive income	$22,217	$24,825	$35,906	$92,528

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring entities to present net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminated the option to present components of other comprehensive income as part of the statement of shareholders’ equity. Recently, FASB has decided to delay the effective date of certain provisions of this guidance. This guidance will be effective for the Company in the first quarter of fiscal 2013 and is not expected to have a material impact on its financial statements.

In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. The amendments will permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt this guidance for its annual goodwill impairment test performed in fiscal 2013 and thereafter. The Company does not believe the adoption to have a material impact on its financial statements.

2. Acquisitions

During the third quarter of fiscal 2012, the Company completed three acquisitions, with a combined net purchase price of $19,936, using cash on hand. The acquisition in South America is wholly owned by the Company. The acquisitions in South Africa and Germany are both joint ventures in which the Company has majority ownership and control. The Company made initial allocations of the purchase prices at the dates of acquisition based on estimated fair value of the acquired assets and liabilities assumed. The Company will finalize the estimates of fair value and the allocations of purchase prices will be adjusted accordingly.

3. Inventories

Inventories, net consist of:

	January 1, 2012	March 31, 2011

Raw materials	$101,477	$92,928
Work-in-process	105,699	100,261
Finished goods	142,429	141,814

Total	$349,605	$335,003

Inventory reserves for obsolescence and other estimated losses were $17,483 and $15,052 at January 1, 2012 and March 31, 2011, respectively, and have been included in the net amounts shown above.

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

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of January 1, 2012 and March 31, 2011 and the basis for that measurement:

	Total Fair Value Measurement January 1, 2012	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(4,483)	$—	$(4,483)	$—
Lead forward contracts	805	—	805	—
Foreign currency forward contracts	(465)	—	(465)	—

Total derivatives	$(4,143)	$—	$(4,143)	$—

	Total Fair Value Measurement March 31, 2011	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(5,847)	$—	$(5,847)	$—
Lead forward contracts	9,575	—	9,575	—
Foreign currency forward contracts	(2,591)	—	(2,591)	—

Total derivatives	$1,137	$—	$1,137	$—

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

The fair value of the Company’s $350,000, 2011 senior secured revolving credit facility (“2011 Credit Facility”), the 75,000 Chinese renminbi (RMB) ($11,900) credit facility (“China Term Loan”), and short-term debt approximate their carrying value, as they are variable rate debt and the current terms are comparable to market terms as of the balance sheet dates.

The Convertible Notes, with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On January 1, 2012, the Company’s stock price closed at $25.97 per share. The Convertible Notes have a conversion option at $40.60 per share, and due to current conditions in the financial markets, the Company’s Convertible Notes were trading at 100% of face value on January 1, 2012, and 125% of face value on March 31, 2011. As of January 1, 2012 and March 31, 2011, the unamortized discount on the Convertible Notes was $25,888 and $30,663, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at January 1, 2012 and March 31, 2011 were as follows:

	January 1, 2012				March 31, 2011
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$805		$805		$9,575		$9,575

Financial liabilities:
Convertible Notes	$146,612	(2)	$172,500	(3)	$141,837	(2)	$215,625	(3)
Derivatives (1)	4,948		4,948		8,438		8,438

(1)

Represents interest rate swap agreements, lead and foreign currency hedges (see Note 5 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at January 1, 2012 and March 31, 2011).

(2)	The carrying amounts of the Convertible Notes at January 1, 2012 and March 31, 2011 represent the $172,500 principal value, less the unamortized debt discount (see Note 10).
(3)	The fair value amounts of the Convertible Notes at January 1, 2012 and March 31, 2011 represent the trading values of the Convertible Notes with a principal value of $172,500.

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

Derivatives in Cash Flow Hedging Relationships

Lead Hedge Forward Contracts

The Company enters into lead hedge forward contracts to fix the price for a portion of lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases based on the criteria under FASB guidance. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at January 1, 2012 and March 31, 2011 were $51,021 and $68,212, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to hedge a portion of the Company’s exposure to certain lead purchases and to certain foreign currency denominated revenues so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. Each contract is for a period not extending beyond one year. As of January 1, 2012 and March 31, 2011, the Company had entered into a total of $48,081 and $82,829, respectively, of such contracts.

In the coming twelve months, the Company anticipates that ($3,915) of the current pretax loss will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Interest Rate Swap Agreements

As of January 1, 2012 and March 31, 2011, the Company maintained interest rate swap agreements that converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month London Interbank Offered Rate, or LIBOR, as a floating rate reference. These agreements, which expire between February 2013 and May 2013, no longer qualified for hedge accounting at the end of fiscal 2011 as a result of the refinancing of the Company’s previous credit facility. Changes in the fair value of these agreements of $118 and ($763) during the third quarter and nine months of fiscal 2012, respectively, have been recorded in the Consolidated Condensed Statements of Income in other (income) expense, net. In the comparable periods of fiscal 2011, the changes in the fair value of these agreements were recorded in AOCI.

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables. These are not designated as hedging instruments. The notional amount of these contracts was $17,358 as of January 1, 2012. Changes in the fair value of these agreements of $133 and ($1,354) during the third quarter and nine months of fiscal 2012, respectively, have been recorded in the Consolidated Condensed Statements of Income in other (income) expense, net.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments

January 1, 2012 and March 31, 2011

		Asset Derivatives			Liability Derivatives
		January 1, 2012	March 31, 2011		January 1, 2012	March 31, 2011
Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Lead hedge contracts	Prepaid and other current assets	$805	$9,575	Accrued expenses	$—	$—

Foreign currency forward contracts	Prepaid and other current assets	588	—	Accrued expenses	—	2,591

Total		$1,393	$9,575		$—	$2,591

Fair Value of Derivative Instruments

January 1, 2012 and March 31, 2011

		Liability Derivatives
		January 1, 2012	March 31, 2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value

Interest rate swap agreements	Accrued expenses	$3,116	$—

Interest rate swap agreements	Other liabilities	1,367	5,847

Foreign currency forward contracts	Accrued expenses	1,053	—

Total		$5,536	$5,847

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarters ended January 1, 2012 and January 2, 2011

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from AOCI (Effective Portion)
	January 1, 2012	January 2, 2011		January 1, 2012	January 2, 2011
Interest rate swap agreements	$—	$291	Interest expense	$—	$(1,816)
Lead hedge forward contracts	2,210	5,251	Cost of goods sold	1,752	6,375
Foreign currency forward contracts	964	352	Cost of goods sold	(478)	(1,422)

Total	$3,174	$5,894		$1,274	$3,137

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the nine months ended January 1, 2012 and January 2, 2011

Cash Flow Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Pretax Gain (Loss) Reclassified from AOCI (Effective Portion)
	January 1, 2012	January 2, 2011		January 1, 2012	January 2, 2011
Interest rate swap agreements	$—	$(2,825)	Interest expense	$—	$(5,637)
Lead hedge forward contracts	(9,938)	7,125	Cost of goods sold	4,554	2,533
Foreign currency forward contracts	(964)	(914)	Cost of goods sold	(4,588)	915

Total	$(10,902)	$3,386		$(34)	$(2,189)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarters ended January 1, 2012 and January 2, 2011

Derivatives Not Designated as Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	January 1, 2012	January 2, 2011

Interest rate swap agreements	$118	$—	Other (income) expense, net

Total	$118	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the nine months ended January 1, 2012 and January 2, 2011

Derivatives Not Designated as Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	January 1, 2012	January 2, 2011

Interest rate swap agreements	$(763)	$—	Other (income) expense, net

Total	$(763)	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarters ended January 1, 2012 and January 2, 2011

Derivatives Not Designated as Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	January 1, 2012	January 2, 2011

Foreign currency forward contracts	$133	$—	Other (income) expense, net

Total	$133	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the nine months ended January 1, 2012 and January 2, 2011

Derivatives Not Designated as Hedging Relationships	Amount of Pretax Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	January 1, 2012	January 2, 2011

Foreign currency forward contracts	$(1,354)	$—	Other (income) expense, net

Total	$(1,354)	$—

6. Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the third quarters of fiscal 2012 and 2011 were based on the estimated effective tax rates applicable for the full years ending March 31, 2012 and March 31, 2011, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the third quarters of fiscal 2012 and 2011 were 23.0% and 21.6%, respectively. The effective income tax rates for the nine months of 2012 and 2011 were 24.3% and 25.6%, respectively. The rate increase in the third quarter of fiscal 2012 as compared to the prior year quarter and the rate decrease in the nine months of fiscal 2012 as compared to the comparable prior year period is primarily due to changes in the mix of earnings among tax jurisdictions and the release of tax liabilities related to the expiration of statutes in certain jurisdictions in all of the periods referenced.

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

	Quarter ended		Nine months ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011

Balance at beginning of period	$38,025	$33,220	$36,006	$31,739
Current period provisions	4,908	3,684	17,038	12,615
Costs incurred	(4,654)	(4,550)	(14,083)	(12,587)
Foreign exchange and other	(256)	(113)	(938)	474

Balance at end of period	$38,023	$32,241	$38,023	$32,241

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

In fiscal 2009, the Court of Commerce in Lyon, France ruled that the Company was partially responsible for a fire in a French hotel under construction. The Company’s portion of damages was assessed at €2,700 or $4,200, which was duly recorded and paid by the Company, but the ruling was appealed. In a subsequent ruling by the Court of Appeal of Lyon, France, the portion of damages was reduced, entitling the Company to a refund of the monies paid of €671 or $900, which was recorded and collected in the second quarter of fiscal 2012. The Company still has an appeal pending with the Supreme Court of France.

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

As more fully described in Note 19 to the Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K, the Company has potential environmental liabilities at its Sumter, South Carolina facility and has reserves of $3,017 at January 1, 2012, and $3,279 at March 31, 2011. Based on information available at this time, management believes that the Company’s reserves are sufficient to satisfy its environmental liabilities.

In September 2011, the Company’s facility in Jiangsu Province, China, was closed by government authorities for an environmental review. After demonstrating compliance with the applicable environmental requirements, the government authorities allowed the plant to reopen in November 2011 on a conditional basis.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at January 1, 2012 and March 31, 2011, the Company has hedged the price to purchase 56,116 and 63,396 pounds of lead, respectively, for a total purchase price of $51,021 and $68,212, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The maturity period of these contracts is less than one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $65,439 and $82,829, respectively, of foreign currency forward contracts with financial institutions as of January 1, 2012 and March 31, 2011.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. At January 1, 2012 and March 31, 2011, such agreements which expire between February 2013 and May 2013, converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

9. Restructuring Plans

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans and bases its restructuring accounting and disclosures on the applicable accounting guidance. As a result, charges to net earnings were made in the periods in which restructuring plan liabilities were incurred.

Acquisition related restructuring plan

In fiscal 2010, the Company acquired the stock of OEB Traction Batteries and certain operating assets and liabilities of the reserve power battery business of Accu Holding AG and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”). The Company completed the process of closing the two manufacturing facilities of Oerlikon during the third quarter of fiscal 2011, which resulted in the reduction of approximately 105 employees. Based on commitments incurred to date, the Company recorded $3,815 in fiscal 2010 and 2011 in charges relating to this plan and $711 during the nine months of fiscal 2012. As of January 1, 2012, the reserve balance associated with these actions is $29. The Company expects to finalize this plan in fiscal 2012 and does not expect to record any significant additional restructuring charges in fiscal 2012 related to these actions.

A roll-forward of the acquisition related restructuring reserve is as follows:

	Employee Severance	Plant Closure and Other	Total
Balance at March 31, 2011	$257	$146	$403
Accrued	81	630	711
Costs incurred	(321)	(785)	(1,106)
Foreign currency impact and other	12	9	21

Balance at January 1, 2012	$29	$—	$29

Non-acquisition related restructuring plans

In February and May 2009, the Company announced a plan to restructure certain of its European and American operations, which will result in a reduction of approximately 515 employees upon completion across its operations. These actions are primarily in Europe, the most significant of which was the closure of its leased Italian manufacturing facility and the opening of a new Italian distribution center. The Company estimates that the total charges for these actions will amount to approximately $33,000, which includes cash expenses of approximately $24,000, primarily for employee severance-related payments, and a non-cash charge of approximately $9,000, primarily for impairment of fixed assets. Based on commitments incurred to date, the Company recorded restructuring charges of $31,894 in fiscal 2009 through fiscal 2011, with $170 of additional charges offset by a favorable accrual adjustment of $203 during the nine months of fiscal 2012. The Company incurred $2,033 of costs during the nine months of fiscal 2012. As of January 1, 2012, the reserve balance associated with these actions is $317. The Company does not expect to record any significant additional restructuring charges in fiscal 2012 related to these actions.

During fiscal 2011, the Company announced a further restructuring of its European operations, which will result in the reduction of approximately 60 employees upon completion across its operations. The Company estimates that the total charges for these actions will amount to approximately $5,000, primarily from cash expenses for employee severance-related payments and site closure costs. Based on commitments incurred to date, the Company recorded restructuring charges of $3,830 in fiscal 2011, with $1,059 of additional charges, offset by a favorable accrual adjustment of $435 related to the fiscal 2011 plan recorded in the nine months of fiscal 2012. The Company incurred $1,316 of costs against the accrual during fiscal 2011, with an additional $2,450 of costs incurred during the nine months of fiscal 2012. As of January 1, 2012, the reserve balance associated with these actions is $626. The Company expects to be committed to an additional $900 of restructuring charges in fiscal 2012 related to these actions.

During fiscal 2012, the Company announced restructuring plans related to its operations in Europe, primarily consisting of the transfer of manufacturing of select products between certain of its manufacturing operations and restructuring of its selling, general and administrative operations, which is expected to result in the reduction of approximately 80 employees upon completion. The Company estimates that the total charges for these actions will amount to approximately $4,100, primarily from cash expenses for employee severance-related payments. During the nine months of fiscal 2012, the Company recorded restructuring charges of $1,450 and incurred $973 of costs against the accrual. As of January 1, 2012, the reserve balance associated with these actions is $446. The Company expects to be committed to an additional $2,700 of restructuring charges in fiscal 2012 related to these actions.

A roll-forward of the non-acquisition related restructuring reserve is as follows:

Employee Severance
Balance at March 31, 2011	$4,920

Accrual adjustment	(638)
Accrued	2,679
Costs incurred	(5,456)
Foreign currency impact and other	(116)

Balance at January 1, 2012	$1,389

10. Debt

The following summarizes the Company’s long-term debt including capital lease obligations:

	January 1, 2012	March 31, 2011
3.375% Convertible Notes, net of discount, due 2038	$146,612	$141,837
2011 Credit Facility due 2016	100,000	100,000
China Term Loan due 2017	6,355	6,112
Capital lease obligations and other	1,031	2,291

	253,998	250,240
Less current portion	1,321	862

Total long-term debt and capital lease obligations	$252,677	$249,378

The Convertible Notes are represented by a liability component which is reported herein as long-term debt, net of discount and an equity component representing the convertible feature, which is included in additional paid-in-capital in EnerSys stockholders’ equity.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of January 1, 2012 and March 31, 2011, respectively:

	January 1, 2012	March 31, 2011

Principal	$172,500	$172,500
Unamortized discount	(25,888)	(30,663)

Net carrying amount	$146,612	$141,837

Carrying amount of equity component	$29,850	$29,850

As of January 1, 2012, the remaining discount will be amortized over a period of 41 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,625 and $1,495, respectively, during the quarters ended January 1, 2012 and January 2, 2011 and $4,775 and $4,391, respectively, during the nine months ended January 1, 2012 and January 2, 2011.

Available Lines of Credit

As of January 1, 2012 and March 31, 2011, the Company had available and undrawn, under all its lines of credit, $343,012 and $356,447, respectively. Included in the January 1, 2012 and March 31, 2011 amounts are $82,084 and $95,049, respectively, of uncommitted lines of credit.

As of January 1, 2012 and March 31, 2011, the Company had $7,111 and $1,150, respectively, of standby letters of credit. As of January 1, 2012 and March 31, 2011, the Company had no bank guarantees.

11. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	3.8 - 6.0	3.8 - 6.0	3.8 - 6.0	3.8 - 6.0
	United States Plans		International Plans
	Quarter ended		Quarter ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011

Service cost	$73	$60	$137	$144
Interest cost	168	161	610	625
Expected return on plan assets	(177)	(156)	(437)	(407)
Amortization and deferral	61	68	6	4

Net periodic benefit cost	$125	$133	$316	$366

	3 .8 -6.0	3 .8 -6.0	3 .8 -6.0	3 .8 -6.0
	United States Plans		International Plans
	Nine months ended		Nine months ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011

Service cost	$213	$190	$490	$420
Interest cost	500	484	1,898	1,834
Expected return on plan assets	(529)	(468)	(1,344)	(1,201)
Amortization and deferral	177	181	19	12

Net periodic benefit cost	$361	$387	$1,063	$1,065

Significant assumptions used to determine the net periodic benefit cost for the US and international plans were as follows:

	3.8 - 6.0	3.8 - 6.0	3.8 - 6.0	3.8 - 6.0
	United States Plans		International Plans
	Nine months ended		Nine months ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011

Discount rate	5.7%	6.5%	4.0 - 5.5%	3.8 - 6.0%
Expected return on plan assets	8.0%	8.0%	5.5 - 7.0%	5.5 - 7.0%
Rate of compensation increase	N/A	N/A	2.0 - 4.0%	2.0 - 3.5%

The Company anticipates contributing approximately $2,349 to its defined benefit pension plans in fiscal 2012, based on current actuarial information. The Company has defined contribution plans covering all U.S. based employees who are not covered by a collective bargaining agreement and substantially all UK employees, both direct and salaried.

12. Stock-Based Compensation

As of January 1, 2012, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”) for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of equity-based compensation. As of January 1, 2012, the Company had 2,875,120 shares available for future grants.

The Company recognized equity-based compensation expense associated with its equity incentive plans of $3,030, with a related tax benefit of $748, for the third quarter of fiscal 2012, and $2,367 with a related tax benefit of $511, for the third quarter of fiscal 2011. The Company recognized equity-based compensation expense associated with its equity incentive plans of $8,764, with a related tax benefit of $2,194, for the nine months of fiscal 2012, and $6,694 with a related tax benefit of $1,726, for the nine months of fiscal 2011.

As of January 1, 2012 and March 31, 2011, unrecognized compensation expense associated with unvested equity incentive awards outstanding was $21,713 and $15,403, respectively. The January 1, 2012 unrecognized compensation expense amount is expected to be recognized over a weighted average period of 22 months.

Common stock activity for the nine months of fiscal 2012 included the exercise of 130,698 options and the vesting of 258,533 restricted stock units and for the comparable period in fiscal 2011 included the exercise of 1,332,198 options and the vesting of 176,149 restricted stock units. Net cash received, reflecting the cost of equity awards surrendered for option price and withholding taxes were $250 and $16,900, respectively, for the nine months of fiscal 2012 and 2011.

In the nine months of fiscal 2012, the Company granted to management and other key employees 137,368 restricted stock units, and 224,397 market share units. In the nine months of fiscal 2011, the Company granted to management and other key employees 308,460 restricted stock units and 124,093 market share units.

As of January 1, 2012 there were 730,081 non-qualified stock options, 614,610 restricted stock units and 346,563 market share units outstanding. At March 31, 2011, there were 860,779 non-qualified stock options, 741,299 restricted stock units and 124,093 market share units outstanding.

13. Stockholders’ Equity

Common Stock

The following demonstrates the change in the number of shares of Common Stock outstanding during the nine months ended January 1, 2012:

Shares outstanding as of March 31, 2011	50,034,353
Repurchase of common shares	(2,646,885)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	340,337

Shares outstanding as of January 1, 2012	47,727,805

Treasury Stock

During the nine months ended January 1, 2012, the Company purchased 2,646,885 shares of its common stock for $58,383 from institutional shareholders.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	March 31, 2011	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	January 1, 2012

Pension funded status adjustment	$(3,512)	$121	$—	$121	$(3,391)
Unrealized gain (loss) on derivative instruments	4,436	(10,868)	3,985	(6,883)	(2,447)
Foreign currency translation adjustment	114,256	(55,976)	—	(55,976)	58,280

Accumulated other comprehensive income	$115,180	$(66,723)	$3,985	$(62,738)	$52,442

14. Earnings Per Share

Net earnings per common share—basic is based on the weighted average number of shares of the Company’s common stock outstanding. Net earnings per common share—diluted gives effect to all potentially dilutive common shares that were outstanding during the period. As of January 1, 2012 and January 2, 2011, the Company had outstanding stock options, market share units and restricted stock units that could potentially dilute basic earnings per share in the future. Weighted average common shares—basic and common shares—diluted were as follows:

	Quarter ended		Nine months ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011

Weighted average shares of common stock outstanding—basic	47,704,567	49,564,495	49,075,629	49,168,320
Assumed exercise and lapse of equity awards, net of shares assumed reacquired	341,333	767,059	431,418	672,037

Weighted average common shares—diluted	48,045,900	50,331,554	49,507,047	49,840,357

Anti-dilutive equity awards not included in weighted average common shares—diluted	523,445	250,559	455,896	390,669

The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes that the Company sold in May 2008, is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the third quarter of fiscal 2012 and 2011, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

15. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA,

•	Europe, which includes Europe, the Middle East and Africa, with segment headquarters in Zurich, Switzerland, and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

The following table provides selected financial data for the Company’s reportable business segments and product lines:

	Quarter ended		Nine months ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Net sales by segment to unaffiliated customers
Europe	$247,557	$236,403	$745,886	$632,263
Americas	281,210	224,602	792,688	651,442
Asia	45,479	47,591	152,041	132,703

Total net sales	$574,246	$508,596	$1,690,615	$1,416,408

Intersegment sales
Europe	$22,437	$13,370	$51,856	$42,881
Americas	7,298	10,549	27,498	34,100
Asia	6,297	4,014	13,352	19,024

Total intersegment sales	$36,032	$27,933	$92,706	$96,005

Operating earnings by segment
Europe	$16,292	$15,927	$45,026	$35,122
Americas	35,657	31,008	94,671	91,086
Asia	3,268	3,139	7,087	9,315
Legal proceedings settlement income (Europe)	—	—	900	—
Restructuring charges (Europe)	(1,440)	(1,754)	(2,752)	(5,227)

Total operating earnings (1)	$53,777	$48,320	$144,932	$130,296

(1)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

16. Subsequent Events

The Company evaluated all subsequent events through the date that the Consolidated Condensed Financial Statements were issued. No material subsequent events have occurred since January 1, 2012 that required recognition or disclosure in the Consolidated Condensed Financial Statements.

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

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	our ability to maintain our existing credit facilities or obtain satisfactory new credit facilities;

•	adverse changes in our short-and long-term debt levels under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our ability to attract and retain qualified personnel;

•	our ability to maintain good relations with labor unions;

•	credit risk associated with our customers, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure; and

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

Economic Climate

Recent indicators suggest a mixed trend in economic activity among our different geographical regions. We continue to focus on reducing our manufacturing costs through investments in automation and restructuring.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro. Volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate significantly as they have in the past several years. The increase in our cost of lead due to increases in average lead prices was approximately $23 million and $60 million in the current quarter and nine months of fiscal 2012, respectively, compared to the comparable prior year periods.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Beginning in the third quarter of fiscal 2009, as a result of reductions in the cost of lead, our average selling prices began to decline on a sequential quarterly basis. As the cycle of lead costs turned upward in early fiscal 2010, we began to increase average selling prices to help offset the higher costs. During the current quarter and nine months of fiscal 2012, our selling prices increased to reflect rising commodity prices. Selling price increases of approximately $14 million offset increased lead cost of $23 million during the current quarter and selling price increases of approximately $41 million offset increased lead cost of $60 million in the nine months of fiscal 2012. Approximately 35% to 40% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Liquidity and Capital Resources

Our capital structure and liquidity remain strong. As of January 1, 2012, we had approximately $120 million of cash and cash equivalents, approximately $261 million of undrawn, committed credit lines, and approximately $82 million of available and uncommitted credit lines. We believe that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities.

Results of Operations

Net Sales

	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000
	Quarter ended January 1, 2012		Quarter ended January 2, 2011		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Europe	$247.6	43.1%	$236.4	46.5%	$11.2	4.7%
Americas	281.2	49.0	224.6	44.2	56.6	25.2
Asia	45.4	7.9	47.6	9.3	(2.2)	(4.4)

Total net sales	$574.2	100.0%	$508.6	100.0%	$65.6	12.9%

	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000
	Nine months ended January 1, 2012		Nine months ended January 2, 2011		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Europe	$745.9	44.1%	$632.3	44.6%	$113.6	18.0%
Americas	792.7	46.9	651.4	46.0	141.3	21.7
Asia	152.0	9.0	132.7	9.4	19.3	14.6

Total net sales	$1,690.6	100.0%	$1,416.4	100.0%	$274.2	19.4%

Net sales increased $65.6 million or 12.9% in the third quarter of fiscal 2012 from the comparable period in fiscal 2011. This increase for the quarter was the result of a 4% increase in organic volume, a 3% increase due to pricing and a 6% increase from acquisitions. Net sales increased $274.2 million or 19.4% in the nine months of fiscal 2012 from the comparable period in fiscal 2011. This increase for the nine months of fiscal 2012 was the result of a 9% increase in organic volume, a 3% increase due to pricing, a 3% increase from acquisitions and a 4% increase from foreign currency translation impact.

Segment sales

The Americas segment experienced improved year over year economic and market conditions which led to organic volume improvements in the third quarter of fiscal 2012 compared to the comparable prior year period. Our Europe segment experienced sales growth from acquisitions, partially offset by organic volume reductions in the third quarter of fiscal 2012, compared to the comparable period of fiscal 2011, while our Asia segment was temporarily slowed by the two month shutdown of the Jiangsu Province, China facility.

Our Europe segment’s net sales increased $11.2 million or 4.7% in the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011. Acquisitions and pricing contributed approximately 8% and 2%, respectively, offset by declining organic volume of approximately 5%. Revenue increased $113.6 million or 18.0% in the nine months of fiscal 2012, as compared to the nine months of fiscal 2011. Currency translation impact and acquisitions contributed approximately 7% and 5%, respectively, while increases in organic volume and pricing contributed approximately 3% each.

Our Americas segment’s revenue increased $56.6 million or 25.2% in the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011, primarily due to higher organic volume, which contributed approximately 17% of the increased revenue. Pricing and acquisitions contributed approximately 4% and 5%, respectively, to the improvement offset by currency translation impact of approximately 1%. Revenue increased $141.3 million or 21.7% in the nine months of fiscal 2012, as compared to the nine months of fiscal 2011, primarily due to higher organic volume which contributed approximately a 16% increase while pricing and acquisitions contributed approximately 3% each.

Our Asia segment’s revenue decreased $2.2 million or 4.4% in the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011, primarily due to organic volume which declined by approximately 9%. Pricing and currency translation impact offset this decline by approximately 1% and 4%, respectively. Revenue increased $19.3 million or 14.6% in the nine months of fiscal 2012, as compared to the nine months of fiscal 2011, primarily due to organic volume growth of 6%, pricing of 1% and foreign currency changes of 8%.

Product line sales

	$ 1,690.6	$ 1,690.6	$ 1,690.6	$ 1,690.6	$ 1,690.6	$ 1,690.6
	Quarter ended January 1, 2012		Quarter ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Reserve Power	$277.3	48.3%	$252.9	49.7%	$24.4	9.7%
Motive Power	296.9	51.7	255.7	50.3	41.2	16.1

Total net sales	$574.2	100.0%	$508.6	100.0%	$65.6	12.9%

	$ 1,690.6	$ 1,690.6	$ 1,690.6	$ 1,690.6	$ 1,690.6	$ 1,690.6
	Nine months ended January 1, 2012		Nine months ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Reserve Power	$810.5	47.9%	$707.8	50.0%	$102.7	14.5%
Motive Power	880.1	52.1	708.6	50.0	171.5	24.2

Total net sales	$1,690.6	100.0%	$1,416.4	100.0%	$274.2	19.4%

Sales of our reserve power products in the third quarter and nine months of fiscal 2012 increased $24.4 million or 9.7% and $102.7 million or 14.5%, respectively, compared to the comparable periods of fiscal 2011. In the third quarter of fiscal 2012, acquisitions contributed approximately 8% and organic volume and pricing contributed approximately 1% each to the improvement. In the nine months of fiscal 2012, organic volume and foreign currency changes contributed approximately 4% each, while acquisitions and pricing contributed approximately 5% and 1%, respectively, to the improvement.

Sales of our motive power products in the third quarter and nine months of fiscal 2012 increased $41.2 million or 16.1% and $171.5 million or 24.2%, respectively, compared to the comparable periods of fiscal 2011. The third quarter increase was primarily due to higher organic volume of approximately 8%. Pricing and acquisitions contributed approximately 4% and 5%, respectively, offset by a 1% decrease due to foreign currency changes. In the nine months of fiscal 2012, organic volume increase was approximately 14% with pricing and foreign currency changes contributing approximately 4% each and acquisitions contributing approximately 2%.

Gross Profit

	$ 1,690.6	$ 1,690.6	$ 1,690.6	$ 1,690.6	$ 1,690.6	$ 1,690.6
	Quarter ended January 1, 2012		Quarter ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Gross Profit	$130.8	22.8%	$117.9	23.2%	$12.9	11.0%

	$ 1,690.6	$ 1,690.6	$ 1,690.6	$ 1,690.6	$ 1,690.6	$ 1,690.6
	Nine months ended January 1, 2012		Nine months ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Gross Profit	$367.2	21.7%	$325.2	23.0%	$42.0	12.9%

Gross profit increased $12.9 million or 11.0% in the third quarter of fiscal 2012 and increased $42.0 million or 12.9% in the nine months of fiscal 2012, when compared to the comparable periods of fiscal 2011, due mainly to higher sales volume and pricing partially offset by higher commodity costs.

Gross profit, as a percentage of net sales decreased 40 basis points in the third quarter and 130 points in the nine month period of fiscal 2012, when compared to the comparable periods of fiscal 2011. This decrease is primarily attributed to higher commodity costs partially offset by on-going cost reduction programs, higher selling prices and increased volume, as discussed below.

We estimate that the cost of lead alone, our most significant raw material, increased our cost of sales by approximately $23 million and $60 million, in the third quarter and nine months of fiscal 2012, respectively, compared to the comparable periods in fiscal 2011. Selling price increases offset approximately $14 million and $41 million, of the increased lead cost in the third quarter and in the nine months of fiscal 2012, respectively.

Our sales initiatives will continue to emphasize pricing activities to improve gross profit and continue to focus on improving product mix to higher margin products.

Additionally, we remain highly focused on our cost reduction programs, which we believe continue to be effective in reducing our costs.

Operating Items

	$ 220.5	$ 220.5	$ 220.5	$ 220.5	$ 220.5	$ 220.5
	Quarter ended January 1, 2012		Quarter ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Operating expenses	$75.7	13.2%	$67.8	13.3%	$7.9	11.5%

Restructuring charges	$1.4	0.3%	$1.8	0.4%	$(0.4)	(17.9)%

	$ 220.5	$ 220.5	$ 220.5	$ 220.5	$ 220.5	$ 220.5
	Nine months ended January 1, 2012		Nine months ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Operating expenses	$220.5	13.0%	$189.7	13.4%	$30.8	16.2%

Legal proceedings settlement income	$(0.9)	(0.1)%	$—	—%	$(0.9)	NM

Restructuring charges	$2.7	0.2%	$5.2	0.4%	$(2.5)	(47.4)%

NM = not meaningful

Operating expenses as a percentage of net sales decreased 10 and 40 basis points, respectively, in the third quarter and nine months of fiscal 2012 compared to the third quarter and nine months of fiscal 2011. Operating expenses, excluding the effect of foreign currency translation, increased 10.9% or $7.4 million in the third quarter of fiscal 2012 and increased 11.1% or $20.9 million in the nine months of fiscal 2012 compared to the comparable period of fiscal 2011, due primarily to higher sales volume. Selling expenses, our main component of operating expenses, were 60.2% and 59.6% of total operating expenses in the third quarter and nine months of fiscal 2012 compared to 58.6% and 59.2% of total operating expenses in the third quarter and nine months of fiscal 2011.

Legal proceedings settlement income

In fiscal 2009, the Court of Commerce in Lyon, France ruled that the Company was partially responsible for a fire in a French hotel under construction. The Company’s portion of damages was assessed at €2.7 million or $4.2 million, which was duly recorded and paid by the Company, but the ruling was appealed. In a subsequent ruling by the Court of Appeal of Lyon, France, the portion of damages was reduced, entitling the Company to a refund of the monies paid of €0.7 million or $0.9 million, which has been recorded and collected in the second quarter of fiscal 2012. The Company still has an appeal pending with the Supreme Court of France.

Restructuring charges

Included in our third quarter and nine months of fiscal 2012 operating results are $1.4 million and $2.7 million of restructuring charges, respectively, primarily for staff reductions in Europe. Included in our third quarter and nine months of fiscal 2011 operating results are $1.8 million and $5.2 million, respectively, of restructuring charges primarily for staff reductions in Europe.

Operating Earnings

	$ 144.9	$ 144.9	$ 144.9	$ 144.9	$ 144.9	$ 144.9
	Quarter ended January 1, 2012		Quarter ended January 2, 2011		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%

Europe	$16.2	6.6%	$15.9	6.7%	$0.3	2.3%
Americas	35.7	12.7	31.0	13.8	4.7	15.0
Asia	3.2	7.2	3.2	6.6	—	4.1

Subtotal	55.1	9.6	50.1	9.8	5.0	10.3
Restructuring charges-Europe	(1.4)	(0.6)	(1.8)	(0.7)	0.4	17.9

Total operating earnings	$53.7	9.4%	$48.3	9.5%	$5.4	11.3%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

	$ 144.9	$ 144.9	$ 144.9	$ 144.9	$ 144.9	$ 144.9
	Nine months ended January 1, 2012		Nine months ended January 2, 2011		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%

Europe	$45.0	6.0%	$35.1	5.6%	$9.9	28.2%
Americas	94.6	11.9	91.1	14.0	3.5	3.9
Asia	7.1	4.7	9.3	7.0	(2.2)	(23.9)

Subtotal	146.7	8.7	135.5	9.6	11.2	8.3
Legal proceedings settlement income-Europe	0.9	0.1	—	—	0.9	NM
Restructuring charges-Europe	(2.7)	(0.4)	(5.2)	(0.8)	2.5	(47.4)

Total operating earnings	$144.9	8.6%	$130.3	9.2%	$14.6	11.2%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased $5.4 million or 11.3% in the third quarter and increased $14.6 million or 11.2% in the nine months of fiscal 2012 in comparison to the third quarter and nine months of fiscal 2011. Operating earnings as a percentage of net sales, as shown in the table above, decreased 10 basis points in the third quarter of fiscal 2012 and decreased 60 basis points in the nine months of fiscal 2012 when compared to the comparable periods of 2011.

We experienced a slight increase in operating earnings in our Europe segment in the third quarter of fiscal 2012 in comparison to the comparable quarter in the prior year, with the operating margin decreasing 10 basis points to 6.6%. This decrease in operating margin is attributable to decline in organic volume, acquisitions and higher commodity costs, partially offset by pricing and benefits of the restructuring programs on both production and operating expenses.

Operating earnings increased 28.2% in our Europe segment in the nine months of fiscal 2012 in comparison to the comparable period in the prior year, with the operating margin increasing 40 basis points to 6.0%. This improvement in operating margin is primarily attributable to an increase in organic volume, pricing and the benefits of the restructuring programs on both production and operating expenses, partially offset by acquisitions and higher commodity costs.

Our Americas segment had an increase in operating earnings in the third quarter of fiscal 2012 in comparison to the comparable quarter in the prior year, with the operating margin decreasing 110 basis points to 12.7%. The operating margin decrease is primarily attributable to higher commodity costs, pricing pressure and product mix, partially offset by higher organic volume. Americas operating margins in the prior year were an all time record for any third quarter.

Operating earnings in our Americas segment increased in the nine months of fiscal 2012 in comparison to the comparable period in the prior year, with the operating margin decreasing 210 basis points to 11.9%. This decline of operating margin in our Americas segment, despite a 16% increase in organic volumes was due to pricing pressure, increased commodity costs and product mix.

Operating earnings increased 4.1% in our Asia segment in the third quarter of fiscal 2012 in comparison to the comparable quarter in the prior year, with the operating margin increasing 60 basis points to 7.2%. Operating earnings decreased 23.9% in the nine months of fiscal 2012 in comparison to the comparable period in the prior year, with the operating margin as a percentage of sales decreasing from 7.0% to 4.7%. The improvement in the third quarter of fiscal 2012 in comparison to the prior year quarter is primarily due to product mix which was partially offset by decreased volume and higher commodity costs. The reduction in our Asia segment earnings in the nine months of fiscal 2012 was primarily attributable to higher commodity and freight costs, and more difficult pricing conditions. In addition, approximately $0.9 million start-up costs related to our new facility in Chongqing, China, were incurred in the third quarter of fiscal 2012 along with approximately $0.5 million of costs related to a temporary closure of our facility in Jiangsu Province, China, by government authorities for an environmental review, as were, to our knowledge, all lead processing facilities in that province. After demonstrating compliance with the applicable environmental requirements, the government authorities allowed the plant to reopen in November 2011 on a conditional basis. Start-up costs related to Chongqing were approximately $2.5 million in the nine months of fiscal 2012. In the comparable period in fiscal 2011, we had no significant start-up costs for Chongqing. Costs related to the temporary closure of our facility in Jiangsu Province, China were approximately $0.9 million for the nine months of fiscal 2012.

Interest Expense

	$ 12.3	$ 12.3	$ 12.3	$ 12.3	$ 12.3	$ 12.3
	Quarter ended January 1, 2012		Quarter ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Interest expense	$4.8	0.8%	$5.6	1.1%	$(0.8)	(14.3)%

	$ 12.3	$ 12.3	$ 12.3	$ 12.3	$ 12.3	$ 12.3
	Nine months ended January 1, 2012		Nine months ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Interest expense	$12.3	0.7%	$17.7	1.3%	$(5.4)	(30.4)%

Interest expense of $4.8 million in the third quarter of fiscal 2012 (net of interest income of $0.2 million) was $0.8 million lower than the interest expense of $5.6 million in the third quarter of fiscal 2011 (net of interest income of $0.2 million). Interest expense of $12.3 million in the nine months of fiscal 2012 (net of interest income of $0.7 million) was $5.4 million lower than the $17.7 million (net of interest income of $0.8 million) in the nine months of fiscal 2011.

The decrease in interest expense in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 is attributable primarily to the interest rate swaps that qualified for hedge accounting in the prior year quarter and lower average borrowings. The Company recorded interest expense of $1.8 million on the interest rate swaps during the third quarter of fiscal 2011. This favorable impact was partially offset by higher interest expense in Asia and South America. In the third quarter of fiscal 2012, the swaps no longer qualified for hedge accounting and the gains realized on the swaps amounting to $0.1 million were included in other (income) expense, net.

The decrease in interest expense in the nine months of fiscal 2012 compared to the nine months of fiscal 2011 is attributable primarily to the interest rate swaps that qualified for hedge accounting in the prior period. The Company recorded interest expense of $5.6 million on the interest rate swaps during the nine months of fiscal 2011. In the nine months of fiscal 2012, the swaps no longer qualified for hedge accounting and the losses realized on the swaps amounting to $0.8 million were included in other (income) expense, net.

Included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $1.0 million, respectively, in the third quarter and nine months of fiscal 2012 and $0.4 million and $1.5 million, respectively, in the third quarter and nine months of fiscal 2011.

Included in interest expense is non-cash, accreted interest on the Convertible Notes of $1.6 million and $4.8 million, respectively, in the third quarter and nine months of fiscal 2012 and $1.5 million and $4.4 million, respectively, in the third quarter and nine months of fiscal 2011. (See Note 10 to the Consolidated Condensed Financial Statements).

Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $288.0 million and $272.4 million in the third quarter and nine months of fiscal 2012, compared to $334.2 million and $344.7 million, respectively, in the third quarter and nine months of fiscal 2011. The average Convertible Notes discount excluded from our average debt outstanding was $26.7 million and $28.3 million, respectively, in the third quarter and nine months of fiscal 2012 and $33.0 million and $34.4 million, respectively, in the third quarter and nine months of fiscal 2011.

Other (Income) Expense, Net

	$ 130.3	$ 130.3	$ 130.3	$ 130.3	$ 130.3	$ 130.3
	Quarter ended January 1, 2012		Quarter ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Other (income) expense, net	$1.1	0.2%	$(0.4)	—%	$1.5	NM

	$ 130.3	$ 130.3	$ 130.3	$ 130.3	$ 130.3	$ 130.3
	Nine months ended January 1, 2012		Nine months ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Other (income) expense, net	$2.3	0.1%	$0.6	—%	$1.7	NM

Other (income) expense, net for the third quarter of fiscal 2012 was $1.1 million compared to ($0.4) million in the third quarter of fiscal 2011. The unfavorable impact in the third quarter of fiscal 2012 is mainly attributable to $1.3 million foreign currency losses in the third quarter of fiscal 2012 compared to $0.6 million foreign currency gains in the prior year quarter.

Other expense, net was $2.3 million in the nine months of fiscal 2012 compared to $0.6 million in the comparable period of fiscal 2011. This $1.7 million unfavorable change is attributable to $0.5 million foreign currency losses in the nine months of fiscal 2012 compared to $0.3 million foreign currency losses in the comparable prior year period along with miscellaneous charges and taxes of $1.4 million in the current fiscal period compared to $0.1 million of miscellaneous charges and taxes in the comparable prior period.

Earnings Before Income Taxes

	$ 130.3	$ 130.3	$ 130.3	$ 130.3	$ 130.3	$ 130.3
	Quarter ended January 1, 2012		Quarter ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Earnings before income taxes	$47.8	8.3%	$43.1	8.4%	$4.7	11.1%

	$ 130.3	$ 130.3	$ 130.3	$ 130.3	$ 130.3	$ 130.3
	Nine months ended January 1, 2012		Nine months ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Earnings before income taxes	$130.3	7.7%	$112.0	7.9%	$18.3	16.4%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2012 increased $4.7 million or 11.1% compared to the third quarter of fiscal 2011 and earnings before taxes in the nine months of fiscal 2012 increased $18.3 million or 16.4% compared to the nine months of fiscal 2011. Earnings before income taxes as a percentage of sales were 8.3% and 7.7%, respectively, in the third quarter and nine months of fiscal 2012 in comparison to 8.4% and 7.9%, respectively, in the third quarter and nine months of fiscal 2011.

Income Tax Expense

	Millions	Millions	Millions	Millions	Millions	Millions
	Quarter ended January 1, 2012		Quarter ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Income tax expense	$11.0	1.9%	$9.4	1.8%	$1.6	18.3%

Effective tax rate	23.0%		21.6%		1.4%

	Millions	Millions	Millions	Millions	Millions	Millions
	Nine months ended January 1, 2012		Nine months ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Income tax expense	$31.7	1.9%	$28.7	2.0%	$3.0	10.5%

Effective tax rate	24.3%		25.6%		(1.3)%

The Company’s income tax provisions for both periods consist of federal, state and foreign income taxes. The tax provisions for the third quarters of fiscal 2012 and fiscal 2011 were based on the estimated effective tax rates applicable for the full years ending March 31, 2012 and March 31, 2011, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the third quarters of fiscal 2012 and fiscal 2011 were 23.0% and 21.6%, respectively. The effective income tax rates for the nine months of fiscal 2012 and 2011 were 24.3% and 25.6%, respectively. The rate increase in the third quarter of fiscal 2012 as compared to the prior year quarter and the rate decrease in the nine months of fiscal 2012 as compared to the comparable prior year period is primarily due to changes in the mix of earnings among tax jurisdictions and the release of tax liabilities related to the expiration of statutes in certain jurisdictions in all of the periods referenced.

Net Earnings

	Millions	Millions	Millions	Millions	Millions	Millions
	Quarter ended January 1, 2012		Quarter ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Net earnings	$36.8	6.4%	$33.7	6.6%	$3.1	9.2%

	Millions	Millions	Millions	Millions	Millions	Millions
	Nine months ended January 1, 2012		Nine months ended January 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Net earnings	$98.6	5.8%	$83.3	5.9%	$15.3	18.4%

As a result of the above, net earnings in the third quarter of fiscal 2012 were $36.8 million or 6.4% of net sales, compared to net earnings in the third quarter of fiscal 2011 of $33.7 million or 6.6% of net sales. Net earnings in the nine months of fiscal 2012 were $98.6 million or 5.8% of net sales, compared to net earnings in the nine months of fiscal 2011 of $83.3 million or 5.9% of net sales.

Net earnings per common share in the third quarter of fiscal 2012 were $0.77 per basic share and diluted share, compared to $0.68 per basic share and $0.67 per diluted share in the third quarter of fiscal 2011. Net earnings per common share in the nine months of fiscal 2012 were $2.01 per basic share and $1.99 per diluted share, compared to $1.69 per basic share and $1.67 per diluted share in the nine months of fiscal 2011.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

Liquidity and Capital Resources

During the nine months of fiscal 2012, operating activities provided cash of $120.0 million compared to $44.9 million in the comparable period of fiscal 2011. In the nine months of fiscal 2012, net earnings of $98.6 million and depreciation and amortization of $37.0 million were offset by cash used for the increase in primary working capital of $24.5 million, net of currency translation changes. In the nine months of fiscal 2011, operating activities provided cash of $44.9 million and was mainly driven by net earnings of $83.3 million and depreciation and amortization of $33.2 million, substantially offset by cash used for the increase in primary working capital of $70.9 million, net of currency translation changes.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $556.6 million (yielding a primary working capital percentage of 24.2%) at January 1, 2012, $511.5 million at January 2, 2011 (yielding a primary working capital percentage of 25.1%) and $547.3 million (yielding a primary working capital percentage of 25.0%) at March 31, 2011. The primary working capital percentage of 24.2% at January 1, 2012 is 0.8 percentage points below that for March 31, 2011, and 0.9 percentage points below that for the prior year quarter.

Primary working capital decreased during the third quarter of fiscal 2012, largely due to a decrease in accounts receivable.

Primary working capital and primary working capital percentages at January 1, 2012, March 31, 2011 and January 2, 2011 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %

January 1, 2012	$453.9	$349.6	$(246.9)	$556.6	$2,297.0	24.2%
March 31, 2011	464.1	335.0	(251.8)	547.3	2,192.2	25.0
January 2, 2011	420.2	305.8	(214.5)	511.5	2,034.4	25.1

Investing activities used cash of $56.0 million in the nine months of fiscal 2012, compared to cash used of $42.2 million in the comparable period in fiscal 2011. Capital expenditures in the nine months of fiscal 2012 were $35.0 million compared to $41.2 million in the comparable period of fiscal 2011. Investing activities in the nine months of fiscal 2012 included acquisitions for a total purchase price of approximately $21.0 million and the prior year comparable period included acquisitions of $1.4 million.

Financing activities utilized cash of $50.5 million in the nine months of fiscal 2012, primarily reflecting the repurchase of common stock of $58.3 million and capital lease payments of $1.3 million offset by borrowings on short-term debt of $5.7 million and exercise of stock options and the related tax benefits that contributed $3.4 million. During the nine months of fiscal 2012, we borrowed $19.0 million on the revolver and subsequently repaid the entire amount. The borrowings financed a portion of our share repurchases in the second quarter of fiscal 2012 and were repaid on account of a strong third quarter cash generation. In the nine months of fiscal 2011, financing activities provided cash of $1.0 million, primarily reflecting repayment of long-term debt of $23.8 million, offset by the exercise of stock options and the related tax benefits that contributed $24.2 million.

As a result of the above, total cash and cash equivalents increased by $10.9 million to $119.8 million in the nine months of fiscal 2012 compared to an increase of $4.8 million to $205.8 million in the comparable period of fiscal 2011.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At the end of fiscal 2011, these interest rate swaps no longer qualified for hedge accounting due to the refinancing of the Company’s then existing credit facility. Changes in the fair value of these contracts for the quarter ended January 1, 2012 have therefore been recorded in the income statement in other (income) expense, net while changes in fair value for the comparable period in fiscal 2011 were recorded in accumulated other comprehensive income.

At January 1, 2012 and March 31, 2011, the aggregate notional amount of interest rate swap agreements is $85.0 million. These agreements expire between February 2013 – May 2013.

Under the interest rate swaps, the Company receives three-month LIBOR and pays a fixed interest rate which averaged 4.28% and 4.46% on January 1, 2012 and January 2, 2011, respectively.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)

January 1, 2012	$51.0	56.1	$0.91	13%
March 31, 2011	68.2	63.4	1.08	14
January 2, 2011	35.5	34.9	1.02	8

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 90% of the cost of our lead requirement is known. This takes into account the hedge contracts in place at January 1, 2012, lead purchased by January 1, 2012 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would increase our cost of goods sold by approximately $15 million and $46 million, in the third quarter and nine months of fiscal 2012, respectively.

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

To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. Forward contracts outstanding as of January 1, 2012 and March 31, 2011 were $65.4 million and $82.8 million, respectively. The details of contracts outstanding as of January 1, 2012 were as follows:

	January 1, 2012
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual Requirements (1)

Sell Euros for U.S. dollars	$14.7	$/€ 1. 36	7%
Sell Euros for Polish zloty	31.6	PLN/€ 4.21	47
Sell Euros for British pounds	16.6	€/£ 0.87	28
Sell U.S. dollars for Chinese renminbi	2.0	¥/$ 6.35	12
Other	0.5

Total	$65.4

(1)	Based on the fiscal year currency requirements.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs

October 3 – October 30, 2011	456	$20.84	—	80,692	(1)
October 31 – November 27, 2011	—	—	—	80,692
November 28, 2011 – January 1, 2012	—	—	—	80,692

Total	—	$20.84	—	80,692

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

Date: February 8, 2012

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