Form 10-K
period 2012-03-31
EnerSys
filed 2012-05-25
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2012 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-32253

ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at October 3, 2011: $953,580,148 (1) (based upon its closing transaction price on the New York Stock Exchange on September 30, 2011).

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 21, 2012:                          47,945,876 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 26, 2012 are incorporated by reference in Part III of this Annual Report.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw materials in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in our products;

•	risks involved in our operations such as disruption of markets, changes in import and export laws, environmental regulations, currency restrictions and currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	litigation and regulatory proceedings to which we might be subject;

•	changes in our market share in the geographic business segments where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, manufacturing expansion and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

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

•

terrorist acts or acts of war, could cause damage or disruption to our operations, our suppliers, channels to market or customers, or could cause costs to increase, or create political or economic instability; and

•	the security of our information systems.

This list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

EnerSys

Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2012

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

We have two primary industrial battery product lines: reserve power products and motive power products. Net sales classifications by product line are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems, and other specialty power applications, including security systems, premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities and energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships, tactical vehicles and portable energy packs.

•

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, diesel locomotive starting and other rail equipment.

Additionally, see Note 23 to the Consolidated Financial Statements for information on segment reporting.

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2012”, which refers to our fiscal year ended March 31, 2012. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2012 ended on July 3, 2011, October 2, 2011, January 1, 2012, and March 31, 2012, respectively. The four quarters in fiscal 2011 ended on July 4, 2010, October 3, 2010, January 2, 2011, and March 31, 2011, respectively.

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

In 2004, EnerSys completed its initial public offering (the “IPO”). The Company’s Registration Statement (SEC File No. 333-115553) for its IPO was declared effective by the Securities and Exchange Commission (the “SEC”) and the Company’s common stock commenced trading on the New York Stock Exchange, under the trading symbol “ENS.”

Key Developments

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

During fiscal years 2003 through 2010, we acquired fifteen battery businesses around the globe.

During fiscal 2011, we made three acquisitions, the most significant of which was the acquisition of a lithium-ion battery business, ABSL Power Solutions Ltd. (“ABSL”). We also expanded thin-plate pure-lead technology (“TPPL”) capacity at our facilities in Warrensburg, MO and Newport, UK.

During fiscal 2012, we made four acquisitions. In South America, we acquired the reserve power and motive power battery business of Industrial Battery Holdings, S.A., the parent company of EnerSystem (“EnerSystem”). In South Africa and India, we entered into joint ventures where we acquired a majority ownership in the reserve power and motive power businesses of Powertech Battery, which is a part of Allied Electronics Corporation Limited (Altron), in South Africa and Energy Leader Batteries India Limited (“Energy Leader”) in India. We also launched a joint venture with Lithium Technology Corporation (“LTC”) in Germany, to produce large format lithium-ion battery cells.

Liquidity and Capital Resources

We believe that our financial position is strong and we have substantial liquidity with $160 million of available cash and cash equivalents and undrawn committed and uncommitted credit lines of approximately $377 million at March 31, 2012 to cover short-term liquidity requirements. Our $350 million 2011 senior secured revolving credit facility (“2011 Credit Facility”), which we entered into in March 2011, is committed through March 2016 as long as we continue to comply with its covenants and conditions. The facility includes an early termination provision under which the Company is required to meet a liquidity test in February 2015 related to its capacity to meet certain potential funding obligations of the $172.5 million senior unsecured 3.375% convertible notes (“Convertible Notes”) in June 2015 at a conversion price of $40.60. It is our current intent to settle the principal amount of any such conversion in cash, and any additional optional conversions in cash, shares of EnerSys common stock or a combination of cash and shares. The credit facility and significant cash balances allows us considerable flexibility to fund both our organic growth as well as strategic acquisitions.

Other than the 2011 Credit Facility and the Convertible Notes, we have no other significant amount of debt maturing in the near future.

(See Liquidity and Capital Resources in Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 8 in Notes to Consolidated Financial Statements in Item 8).

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

Distribution and Services

We distribute, sell and service reserve power products globally through a combination of company-owned offices, independent manufacturers’ representatives and distributors. With our global manufacturing locations and regional warehouses, we believe we are well positioned to meet our customers’ delivery and servicing requirements. We have targeted our approach to meet local market conditions, which we believe provides the best possible service for our regional customers and our global accounts.

We distribute, sell and service motive power products throughout the world, principally through company-owned sales and service facilities, as well as through independent manufacturers’ representatives. We believe we are one of the only battery manufacturers in the motive power battery industry that operates a primarily company-owned service network. This company owned network allows us to offer high-quality service, including preventative maintenance programs and customer support. Our warehouses and service locations enable us to respond quickly to customers in the markets we serve. We believe that the extensive industry experience of our sales organization results in strong long-term customer relationships.

Manufacturing and Raw Materials

We manufacture and assemble our products at manufacturing facilities located in the Americas, Europe and Asia. With a view toward projected demand, we strive to optimize and balance capacity at our battery manufacturing facilities globally, while simultaneously minimizing our product cost. By taking a global view of our manufacturing requirements and capacity, we are better able to anticipate potential capacity bottlenecks and equipment and capital funding needs.

The primary raw materials used to manufacture our products include lead, plastics, steel and copper. We purchase lead from a number of leading suppliers throughout the world. Because lead is traded on the world’s commodity markets and its price fluctuates daily, we periodically enter into hedging arrangements for a portion of our projected requirements to reduce the volatility of our costs.

Competition

The industrial battery market is highly competitive both among competitors who manufacture and sell industrial batteries and among customers who purchase industrial batteries. Our competitors range from development stage companies to large domestic and international corporations. Certain of our competitors produce energy storage products utilizing technologies that we do not possess at this time. We compete primarily on the basis of reputation, product quality, reliability of service, delivery and price. We believe that our products and services are competitively priced.

Europe

We believe that we have the largest market share in the European industrial battery market. We compete with Exide Technologies, Hoppecke, FIAMM, NorthStar Battery, SAFT as well as Chinese producers in the reserve products market; and Exide Technologies, Hoppecke and Midac in the motive products market.

Americas

We believe that we have the largest market share in the Americas industrial battery market. We compete principally with Exide Technologies and East Penn Manufacturing in the reserve and motive products markets; and C&D Technologies Inc., NorthStar Battery, SAFT and EaglePicher (OM Group) in the reserve products market.

Asia

We have a small share of the fragmented Asian industrial battery market. We compete principally with GS-Yuasa, Shin-Kobe and Zibo Torch in the motive products market and Coslight, Amara Raja, Narada, Leoch, Exide Industries and China Shoto in the reserve products market.

Warranties

Warranties for our products vary geographically and by product type and are competitive with other suppliers of these types of products. Generally, our reserve power product warranties range from one to twenty years and our motive power product warranties range from one to seven-years. The length of our warranties are varied to reflect regional characteristics and competitive influences. In some cases, our warranty period may include a pro rata period, which is typically based around the design life of the product and the application served. Our warranties generally cover defects in workmanship and materials and are limited to specific usage parameters.

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

Although other manufacturers may possess certain TPPL technology, we believe we are the only manufacturer of products using this technology in the reserve and motive power markets. Some aspects of this technology may be patented in the future. In any event, we believe that a significant capital investment would be required by any party desiring to produce products using TPPL technology for our markets.

We own or possess exclusive and non-exclusive licenses and other rights to use a number of trademarks in various jurisdictions. We have obtained registrations for many of these trademarks in the United States and other jurisdictions. Our various trademark registrations currently have durations of approximately 10 to 20 years, varying by mark and jurisdiction of registration and may be renewable. We endeavor to keep all of our material registrations current. We believe that many such rights and licenses are important to our business by helping to develop strong brand-name recognition in the marketplace. Some of the significant (registered and unregistered) trademarks that we use include: ArmaSafePlus, Battery Technologies, Cyclon, DataSafe, Deserthog, Douglas Battery, Douglas Legacy, EAS, Energia, EnerSystem, Energy Leader, FIAMM Motive Power, General Battery, Genesis, Hawker, Huada, HUP, Ironclad, LifeGuard, LifePlus, Life Speed, LifeTech, Loadhog, Odyssey, Oerlikon Battery, Oldham, Perfect Plus, PowerGuard, PowerSafe, ProSeries, Redion, Smarthog, Superhog, Supersafe, TeleData, Waterless, Wi-IQ, Workhog and XFC.

Today, our reserve power batteries are marketed and sold principally under the ABSL, ABSL Power, ABSL Space, ArmaSafePlus, Cyclon, DataSafe, Genesis, Hawker, Huada, Odyssey, Oerlikon Battery, PowerSafe and SuperSafe brands. Our motive power batteries are marketed and sold principally under the Douglas Battery, Express, Fiamm Motive Power, General Battery, Hawker, Huada and Ironclad brands. We also manufacture and sell related “DC” (Direct Current) power products including chargers, electronic power equipment and a wide variety of battery accessories. Our battery products span a broad range of sizes, configurations and electrical capacities, enabling us to meet a wide variety of customer applications.

Seasonality

Our business generally does not experience significant quarterly fluctuations in net sales as a result of weather or other trends that can be directly linked to seasonality patterns. However, our earnings are impacted by our summer manufacturing shutdowns and holidays primarily in the Americas and Western Europe.

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

Employees

At March 31, 2012, we had approximately 9,200 employees. Of these employees, approximately 40% were covered by collective bargaining agreements. The average term of these agreements is two years, with the longest term being four years. These agreements expire over the period from calendar years 2012 to 2014.

We consider our employee relations to be good. Historically, we have not experienced any significant labor unrest or disruption of production. However, during our second quarter of fiscal 2012, we were affected by a three-week strike at our manufacturing plant in Poland.

Environmental Matters

In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and evolving environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, we are required to comply with the regulation issued from the European Economic Union called Registration, Evaluation, Authorization and Restriction of Chemicals or “REACH,” that came into force on June 1, 2007. Under the regulation, companies which manufacture or import more than one ton of a chemical substance per year are required to register it in a central database administered by the European Chemicals Agency. REACH requires a registration over a period of 11 years. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws and regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time, we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, can bring personal injury or other claims against us due to the presence of, or their exposure to, hazardous substances used, stored, transported or disposed of by us or contained in our products.

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at their current or former properties or at properties at which they have disposed of hazardous substances. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties that was caused by former owners. Soil and groundwater contamination has occurred at some of our current and former properties and may occur or be discovered at other properties in the future. In addition, we have been and may in the future, be liable to contribute to the cleanup of locations owned or operated by other persons to which we or our predecessor companies have sent wastes for disposal, pursuant to federal and other environmental laws. Under these laws, the owner or operator of contaminated properties and companies that generated, disposed of or arranged for the disposal of wastes sent to a contaminated disposal facility can be held jointly and severally liable for the investigation and cleanup of such properties, regardless of fault.

Sumter, South Carolina

We currently are responsible for certain environmental obligations at our former battery facility in Sumter, South Carolina that predate our ownership of this facility. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. We have established a reserve for this facility that totaled $3.0 million as of March 31, 2012. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.

Jiangsu Province, China

In September 2011, the Company’s facility in Jiangsu Province, China, was closed by government authorities for an environmental review. After completion of the review, the government authorities allowed the plant to reopen in November 2011 on a conditional basis, with the understanding we would work with the assistance of the government agencies to relocate to a more preferable location.

Environmental and safety certifications

Thirteen of our facilities in the United States, Europe and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Two facilities in Europe and one in Africa are certified to OHSAS 18001 standards.

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

We compete with a number of major international manufacturers and distributors, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of our industry and consolidation among industrial battery purchasers, we have been subjected to significant pricing pressures. We anticipate continued competitive pricing pressure as foreign producers are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major Americas and European markets. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with OEMs and other customers. In addition, certain of our competitors own lead smelting facilities which, during periods of lead cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to reduce our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

The uncertainty in global economic conditions could negatively affect the Company’s operating results.

Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our business segments are highly dependent on the economic and market conditions in each of the geographic areas in which we operate. Our products are heavily dependent on the end markets that we serve and our operating results will vary by geographic segment, depending on the economic environment in these markets. Sales of our motive power products, for example, depend significantly on demand for new electric industrial forklift trucks, which in turn depends on end-user demand for additional motive capacity in their distribution and manufacturing facilities. The uncertainty in global economic conditions varies by geographic segment, and can result in substantial volatility in global credit markets, particularly in the United States, where we service the vast majority of our debt. These conditions affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products, which could in turn negatively impact our sales and earnings generation and result in a material adverse effect on our business, cash flow, results of operations and financial position.

Risk of forced conversion of Convertible Notes which could adversely affect the Company’s liquidity.

Under the terms of our Convertible Notes, a holder of Convertible Notes may require the Company to repurchase some or all of the holder’s Convertible Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of June 1, 2015, 2018, 2023, 2028 and 2033 at a price equal to 100% of the accreted principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest, if any, in each case. As of March 31, 2012, the Company has $172.5 million of Convertible Notes outstanding.

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

We depend on third parties, including suppliers, distributors, lead toll operators, freight forwarders, insurance brokers, commodity brokers, major financial institutions and other third party service providers, for key aspects of our business including the provision of derivative contracts to manage risks of: (a) lead cost volatility, (b) foreign currency exposures and (c) interest rate volatility on a portion of our long-term floating-rate debt. Failure of these third parties to meet their contractual, regulatory and other obligations to the Company or the development of factors that materially disrupt our relationships with these third parties could expose us to the risks of higher lead costs, unfavorable foreign currency rates and higher interest expenses, which could have a material adverse effect on our business.

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

We invoice our foreign sales and service transactions in local and foreign currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current exchange rates as of the balance sheet date. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, primarily the euro, British pound, Polish zloty and Swiss franc may adversely affect our revenue, cost of revenue and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. Approximately 60% of net sales were generated outside of the United States for the last three fiscal years.

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

We manufacture and assemble our products globally in the Americas, Europe and Asia. Approximately 60% of our sales and expenses are translated in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, our business could be negatively impacted if some of our competitors manufacture in countries that have a depreciating currency versus the currency in countries where we manufacture. Also, as we report our financial statements in the U.S. dollar, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the euro, British pound, Polish zloty, Chinese renminbi and Mexican peso.

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

We currently have significant manufacturing and/or distribution facilities outside of the United States, in Argentina, Australia, Belgium, Brazil, Canada, Bulgaria, China, the Czech Republic, France, Germany, India, Italy, Mexico, Poland, South Africa, Spain, Switzerland, Tunisia and the United Kingdom. We may face political instability, economic uncertainty, and/or difficult labor relations in our foreign operations. We also may face barriers in the form of long-standing relationships between potential customers and their existing suppliers, national policies favoring domestic manufacturers and protective regulations including exchange controls, restrictions on foreign investment or the repatriation of profits or invested capital, changes in export or import restrictions and changes in the tax system or rate of taxation in countries where we do business. We cannot assure you that we will be able to successfully develop and expand our international operations and sales or that we will be able to overcome the significant obstacles and risks of our international operations.

Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

Many new energy storage technologies have been introduced over the past several years. For certain important and growing markets, such as aerospace and defense, lithium-based battery technologies have a large and growing market share. Our ability to achieve significant and sustained penetration of key developing markets, including aerospace and defense, will depend upon our success in developing or acquiring these and other technologies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our lead-acid products will remain competitive with products based on new technologies.

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

The failure or security breach of critical computer systems could seriously affect our sales and operations.

We operate a number of critical computer systems throughout our business that can fail for a variety of reasons. If such a failure were to occur, we may not be able to sufficiently recover from the failure in time to avoid the loss of data or any adverse impact on certain of our operations that are dependent on such systems. This could result in lost sales and the inefficient operation of our facilities for the duration of such a failure.

We operate a number of critical computer systems throughout our business for the exchange of information both within the company and in communicating with third parties. Despite our efforts to protect the integrity of our systems and network as well as sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and results of operations.

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

As of March 31, 2012, we had $256.1 million of total consolidated debt (including capital lease obligations). This level of debt could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	restrict our ability to introduce new products or new technologies or exploit business opportunities;

•	place us at a disadvantage compared with competitors that have proportionately less debt;

•	limit our ability to borrow additional funds in the future, if we need them, due to financial and restrictive covenants in our debt agreements;

•	have a material adverse effect on us if we fail to comply with the financial and restrictive covenants in our debt agreements; and

•	dilute share ownership percentage if the Company’s share price is higher than the Convertible Notes’ conversion price of $40.60 per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s worldwide headquarters is located in Reading, Pennsylvania. Geographic headquarters for our Americas, Europe and Asia segments are located in Reading, Pennsylvania, Zurich, Switzerland and Singapore, respectively. The Company owns approximately 80% of its manufacturing facilities and distribution centers worldwide. The following sets forth the Company’s principal owned or leased facilities by business segment:

Americas: Colorado, Kansas, Kentucky, Missouri, Ohio, Pennsylvania, South Carolina and Tennessee in the United States, Monterrey and Tijuana in Mexico, Argentina and Brazil in South America.

Europe: Bulgaria, Czech Republic, France, Germany, Poland, UK, South Africa and Tunisia.

Asia: Jiangdu, Shantou and Shuangqiao in China and Andhra Pradesh in India.

We consider our plants and facilities, whether owned or leased, to be in satisfactory condition and adequate to meet the needs of our current businesses and projected growth. Information as to material lease commitments is included in Note 9, “Leases,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business. We do not expect that any of this litigation, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flow.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock has been listed on the New York Stock Exchange under the symbol “ENS” since it began trading on July 30, 2004. Prior to that time, there had been no public market for our common stock. The following table sets forth, on a per share basis for the periods presented, the range of high, low and closing prices of the Company’s common stock.

Quarter Ended	High Price	Low Price	Closing Price
March 31, 2012	$36.15	$25.93	$34.65
January 1, 2012	27.25	17.50	25.97
October 2, 2011	36.48	17.35	20.02
July 3, 2011	40.32	30.95	35.21

March 31, 2011	$39.90	$31.33	$39.75
January 2, 2011	33.52	24.44	32.12
October 3, 2010	25.50	20.93	25.08
July 4, 2010	27.23	20.74	21.32

Holders of Record

As of May 21, 2012, there were approximately 344 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock, and we have certain restrictions from doing so pursuant to our credit agreements. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three fiscal years ended March 31, 2012, we did not issue any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fourth quarter ended March 31, 2012:

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(2)
January 2, 2012- January 29, 2012	—		$—	—	80,692
January 30, 2012-Febuary 26, 2012	10,530	(1)	34.24	—	137,475
February 27, 2012-March 31, 2012	5,807	(1)	34.80	—	151,562

Total	16,337		$34.44	—

(1)	These amounts represent the number of shares of common stock we purchased from participants in our equity incentive plans. As provided by our equity incentive plans, vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the respective plans to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise.
(2)	On May 26, 2011, the Company’s Board of Directors authorized the Company to repurchase up to the number of shares exercised through previous stock option awards and common stock issued under the 2010 Equity Incentive Plan.

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

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group (duly updated for changes) on March 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Income:
Net sales	$2,283,369	$1,964,462	$1,579,385	$1,972,867	$2,026,640
Cost of goods sold	1,770,664	1,514,618	1,218,481	1,559,433	1,644,753

Gross profit	512,705	449,844	360,904	413,434	381,887
Operating expenses	297,806	259,217	235,597	256,507	249,350
Legal proceedings (settlement income) charge	(900)	—	—	3,366	—
Restructuring charges	4,988	6,813	13,929	22,424	13,191
Bargain purchase gain	—	—	(2,919)	—	—
Gain on sale of facilities	—	—	—	(11,308)	—

Operating earnings	210,811	183,814	114,297	142,445	119,346
Interest expense	16,484	22,038	22,658	26,733	28,917
Charges related to refinancing	—	8,155	—	5,209	—
Other (income) expense, net	3,068	2,177	4,384	(8,597)	4,234

Earnings before income taxes	191,259	151,444	87,255	119,100	86,195
Income tax expense	47,292	38,018	24,951	37,170	26,499

Net earnings	143,967	113,426	62,304	81,930	59,696
Net losses attributable to noncontrolling interests	(36)	—	—	—	—

Net earnings attributable to EnerSys stockholders	$144,003	$113,426	$62,304	$81,930	$59,696

Net earnings per share attributable to EnerSys stockholders:
Basic	$2.95	$2.30	$1.29	$1.68	$1.25
Diluted	2.93	2.27	1.28	1.66	1.22
Weighted average shares of common stock outstanding:
Basic	48,748,205	49,376,132	48,122,207	48,824,434	47,645,225
Diluted	49,216,035	50,044,246	48,834,095	49,420,303	48,644,450

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$204,196	$76,459	$136,602	$219,437	$4,018
Net cash used in investing activities	(73,420)	(91,661)	(77,244)	(46,810)	(62,150)
Net cash (used in) provided by financing activities	(78,382)	(82,677)	(24,472)	(23,196)	39,558
Other operating data:
Capital expenditures	48,943	59,940	45,111	57,143	45,037

	As of March 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$160,490	$108,869	$201,042	$163,161	$20,620
Working capital	611,372	554,164	475,768	429,769	389,480
Total assets	1,919,279	1,828,387	1,652,010	1,492,851	1,710,790
Total debt, including capital leases	256,101	253,400	350,486	375,656	426,754
Total EnerSys stockholders’ equity	1,032,195	974,331	779,897	670,151	691,543

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2012, 2011, and 2010, should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

See Note 23 to the Consolidated Financial Statements for segment related disclosures.

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

We have two primary industrial battery product lines: reserve power products and motive power products. Net sales classifications by product line are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, UPS applications for computer and computer-controlled systems, and other specialty power applications, including security systems, premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities and energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships, tactical vehicles and portable energy packs.

•

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, diesel locomotive starting and other rail equipment.

Current Market Conditions

Economic Climate

Recent indicators suggest a mixed trend in economic activity among our different geographical regions. The Americas region continues its economic recovery which has been in place since fiscal 2010. Asia’s economic expansion continues but at a slower rate. The sovereign debt crisis in Europe is a factor in slowing overall economic growth in this region and leading to declining economic growth in many of the Western European countries. Overall, on a consolidated basis, we have experienced positive trends in our quarterly revenue and order rate.

We believe we are well positioned to take advantage of future growth in our markets. We have taken numerous steps to restructure our manufacturing base and administrative operations to reduce our costs. We expect the economic climate and our strong capital structure will be conducive to a continuation of acquisitions which will help grow our business faster than the overall market growth.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro. Volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate significantly as they have in the past several years. The increase in our cost of lead due to increases in average lead prices was approximately $59 million in fiscal 2012 compared to fiscal 2011.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Beginning in the third quarter of fiscal 2009, as a result of reductions in the cost of lead, our average selling prices began to decline on a sequential quarterly basis. As the cycle of lead costs turned upward in early fiscal 2010, we began to increase average selling prices to help offset the higher costs. During fiscal 2011 and 2012, our selling prices increased to reflect the rising commodity prices. Selling price increases offset approximately $49 million of the increased commodity costs of $72 million in fiscal 2012. Approximately 35% to 40% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

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

Our cash flows from operating activities were $204 million and $76 million during fiscal 2012 and 2011, respectively. We invested $49 million and $60 million in capital expenditures, and $25 million and $32 million in new business opportunities in fiscal 2012 and 2011, respectively.

As a result of the above actions, at March 31, 2012, our financial position is strong and we have substantial liquidity with $160 million of available cash and cash equivalents, $282 million of undrawn, committed credit lines, and over $95 million of uncommitted credit lines. We believe we have the financial resources and the capital available to remain active in pursuing further investment and acquisition opportunities.

Cost Savings Initiatives-Restructuring

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

During fiscal 2009 and fiscal 2010, we announced a plan to restructure certain of our European and American operations, which resulted in the reduction of approximately 470 employees on completion of the plan. These actions were primarily in Europe, the most significant of which was the closure of our leased Italian manufacturing facility and the opening of a new Italian distribution center to continue to provide responsive service to our customers in that market. Total charges for these actions amounted to approximately $32 million, which includes cash expenses of approximately $23 million, primarily for employee severance-related payments, and a non-cash charge of approximately $9 million, primarily for impairment of fixed assets. Based on the applicable accounting guidance, we recorded restructuring charges of $19.1 million in fiscal 2009, $12.4 million in fiscal 2010 and $0.4 million in fiscal 2011. As of March 31, 2012 this plan has been completed. Our fiscal 2012 operating results reflect virtually all of the estimated $24 million of favorable annualized pre-tax earnings impact related to those actions.

In fiscal 2010, we began the restructuring programs primarily related to the Oerlikon acquisition in Europe and completed the restructuring as of March 31, 2012.

During fiscal 2011, we began further restructuring programs related to our European operations, including distribution, which upon completion is expected to result in the reduction of approximately 60 employees. Our fiscal 2012 operating results reflect approximately half of the estimated $4 million of favorable annualized pre-tax earnings impact of these programs, with the remainder expected to be experienced in future periods.

In addition, during fiscal 2012 the we announced restructuring programs related to our operations in Europe, primarily consisting of the transfer of manufacturing of select products between certain of our manufacturing operations and restructuring of our selling, general and administrative operations. These actions are expected to result in the reduction of approximately 80 employees upon completion. Our fiscal 2012 operating results reflect approximately $1 million of the estimated $5 million of favorable annualized pre-tax earnings impact of the fiscal 2012 programs

The Company expects to be committed to approximately a total of $1 million of expenses for the remaining fiscal 2011 and 2012 restructuring programs in fiscal 2013.

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

Revenue Recognition

We recognize revenue when the earnings process is complete. This occurs when risk and title transfers, collectability is reasonably assured and pricing is fixed and determinable. Shipment terms to our battery product customers are either shipping point or destination and do not differ significantly between our business segments of the world. Accordingly, revenue is recognized when risk and title is transferred to the customer. Amounts invoiced to customers for shipping and handling are classified as revenue. Taxes on revenue producing transactions are not included in net sales.

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

Litigation and Claims

From time to time the Company has been or may be a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, federal and state employment laws, including wage and hour laws, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, governments, customers, suppliers and employees. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

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

Warranty

We record a warranty reserve for possible claims against our product warranties, which generally run for a period ranging from one to twenty years for our reserve power batteries and for a period ranging from one to seven years for our motive power batteries. The assessment of the adequacy of the reserve includes a review of open claims and historical experience.

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

Retirement Plans

We use certain assumptions in the calculation of the actuarial valuation of our defined benefit plans. These assumptions include the discount rate, expected long-term rates of return on assets and rates of increase in compensation levels. Changes in these assumptions can result in changes to the recognized pension expense and recorded liabilities.

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

Equity-Based Compensation

We recognize compensation cost relating to equity-based payment transactions by using a fair-value measurement method, in accordance with FASB guidance on accounting for share-based payment. FASB guidance requires all equity-based payments to employees, including grants of restricted stock units, stock options and market share units, to be recognized as compensation expense based on fair value at grant date over the requisite service period of the awards. We determine the fair value of restricted stock units based on the quoted market price of our common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model, which uses both historical and current market data to estimate the fair value. The fair value of market share units is estimated at the date of grant using a binomial lattice model. Both models incorporate various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the awards. When estimating the requisite service period of the awards, we consider many related factors including types of awards, employee class, and historical experience. Actual results, and future changes in estimates of the requisite service period may differ substantially from our current estimates.

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

Results of Operations—Fiscal 2012 Compared to Fiscal 2011

The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2012, compared to fiscal year ended March 31, 2011:

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,283.4	100.0%	$1,964.4	100.0%	$319.0	16.2%
Cost of goods sold	1,770.7	77.6	1,514.6	77.1	256.1	16.9

Gross profit	512.7	22.4	449.8	22.9	62.9	14.0
Operating expenses	297.8	13.0	259.2	13.2	38.6	14.9
Legal proceedings settlement income	(0.9)	(0.1)	—	—	(0.9)	NM
Restructuring charges	5.0	0.2	6.8	0.4	(1.8)	(26.8)

Operating earnings	210.8	9.3	183.8	9.4	27.0	14.7
Interest expense	16.5	0.7	22.0	1.1	(5.5)	(25.2)
Other (income) expense, net	3.1	0.2	2.2	0.2	0.9	40.9
Charges related to refinancing	—	—	8.2	0.4	(8.2)	NM

Earnings before income taxes	191.2	8.4	151.4	7.7	39.8	26.3
Income tax expense	47.3	2.1	38.0	1.9	9.3	24.4

Net earnings	143.9	6.3	113.4	5.8	30.5	26.9
Net losses attributable to noncontrolling interests	(0.1)	—	—	—	(0.1)	NM

Net earnings attributable to EnerSys Stockholders	$144.0	6.3%	$113.4	5.8%	$30.6	27.0%

NM = not meaningful

Overview

Our sales in fiscal 2012 were approximately $2.3 billion, a 16.2% increase from prior year sales primarily due to an improvement in organic volume and acquisitions of approximately 8% and 4%, respectively. Despite higher sales, the gross margin percentage in fiscal 2012 was down 50 basis points at 22.4% versus 22.9% in fiscal 2011, due mainly to higher commodity costs and unforeseen plant interruptions at two of our facilities.

Our financial position continues to be strong and we have substantial liquidity from our cash and cash equivalents, committed and uncommitted credit lines and our 2011 Credit Facility. Our positive cash flows and liquidity have enabled us to continue to invest in new business opportunities such as acquisitions in South Africa, South America, Germany and India and share repurchases.

A discussion of specific fiscal 2012 versus fiscal 2011 operating results follows, including an analysis and discussion of the results of our business segments.

Net Sales

Total net sales increased 16.2% or $319 million in fiscal 2012 from fiscal 2011. This was due to an 8% or $149 million increase in organic volume and price increases of 2% or $49 million. Acquisitions in fiscal 2012 added approximately 4% or $73 million to net sales. Fluctuations in the U.S. dollar versus foreign currencies increased sales by 2% or $48 million.

Fluctuations in foreign currencies had a positive impact on sales of fiscal 2012 versus fiscal 2011. The euro exchange rate to the U.S. dollar averaged $1.39 / € in fiscal 2012, compared to $1.33 / € in fiscal 2011 and $1.42 / € in fiscal 2010.

Net sales by business segment were as follows:

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Europe	$995.4	43.6%	$890.3	45.3%	$105.1	11.8%
Americas	1,082.8	47.4	896.6	45.7	186.2	20.8
Asia	205.2	9.0	177.5	9.0	27.7	15.6

Total net sales	$2,283.4	100.0%	$1,964.4	100.0%	$319.0	16.2%

The Europe segment’s revenue increased by $105.1 million or 11.8% in fiscal 2012, as compared to fiscal 2011. Acquisitions and currency translation impact contributed approximately 5% and 4%, respectively, while increases in pricing contributed approximately 2%. Organic volume in Europe was flat.

The Americas segment’s revenue increased by $186.2 million or 20.8% in fiscal 2012, as compared to fiscal 2011, primarily due to higher organic volume, which contributed approximately a 15% increase. Price increases and acquisitions contributed approximately 3% each to the improvement.

The Asia segment’s revenue increased by $27.7 million or 15.6% in fiscal 2012 as compared to fiscal 2011. Higher organic volume and currency translation impact contributed approximately 8% and a 7%, respectively, while increases in pricing contributed approximately 1%.

Net sales by product line were as follows:

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$1,092.7	47.9%	$970.4	49.4%	$122.3	12.6%
Motive power	1,190.7	52.1	994.0	50.6	196.7	19.8

Total net sales	$2,283.4	100.0%	$1,964.4	100.0%	$319.0	16.2%

Sales in our reserve power product line increased in fiscal 2012 by $122.3 million or 12.6% compared to the prior year primarily due to acquisitions and higher organic volume which contributed approximately 5% and 4%, respectively. Currency translation impact and price increases contributed approximately 3% and 1%, respectively.

Sales in our motive power product line increased in fiscal 2012 by $196.7 million or 19.8% compared to the prior year primarily due to an increase in organic volume of approximately 11%. Price increases, acquisitions and currency translation impact contributed approximately 4%, 3% and 2%, respectively.

Gross Profit

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$512.7	22.4%	$449.8	22.9%	$62.9	14.0%

Gross profit increased $62.9 million or 14.0% in fiscal 2012 compared to fiscal 2011. Gross profit, excluding the effect of foreign currency translation, increased $55 million or 12.3% in fiscal 2012 compared to fiscal 2011. Lead costs represented approximately 34% of total cost of goods sold for fiscal 2012 as compared to approximately 33% of total cost of goods sold for fiscal 2011. We have made great efforts to sustain gross margin in an environment of rising commodity and energy costs, and continue to focus on a wide variety of sales initiatives, which include improving product mix to higher margin products and obtaining appropriate pricing for products relative to our costs. At the same time, we continue to focus on cost savings initiatives such as relocating production to low cost facilities and implementing more automation in our manufacturing plants.

Operating Items

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$297.8	13.0%	$259.2	13.2%	$38.6	14.9%
Legal proceedings settlement income	(0.9)	(0.1)	—	—	(0.9)	NM
Restructuring charges	5.0	0.2	6.8	0.4	(1.8)	(26.8)

NM = not meaningful

Operating Expenses

Operating expenses increased $38.6 million or 14.9% in fiscal 2012 from fiscal 2011. Operating expenses, excluding the effect of foreign currency translation, increased $29.4 million or 11.4% in fiscal 2012 compared to fiscal 2011. As a percentage of sales, operating expenses decreased from 13.2% in fiscal 2011 to 13.0% in fiscal 2012. The 20 basis point decrease was achieved by leveraging our operating expenses with higher sales.

Legal proceedings settlement income

In fiscal 2009, the Court of Commerce in Lyon, France ruled that the Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. The Company’s portion of damages was assessed at €2.7 million or $4.2 million, which was duly recorded and paid by the Company, but the ruling was appealed. In a subsequent ruling by the Court of Appeal of Lyon, France, the portion of damages was reduced, entitling the Company to a refund of the monies paid of €0.7 million or $0.9 million, which has been recorded and collected in the second quarter of fiscal 2012. The Company further appealed the ruling to the French Supreme Court, which on March 14, 2012, ruled in the Company’s favor and ordered the case back to the Court of Appeal of Lyon to further review certain aspects of the original decision in the case, including the assessment of damages.

Restructuring Charges

In fiscal 2012, we recorded $5.0 million of restructuring charges, primarily for staff reductions in Europe.

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

At March 31, 2012, the Oerlikon and fiscal 2009 European restructuring programs have been completed. The fiscal 2011 and 2012 restructuring programs are expected to incur additional restructuring charges of approximately $1 million in fiscal 2013.

Operating Earnings

Fiscal 2012 operating earnings of $210.8 million were $27.0 million higher than in fiscal 2011 and was 9.3% of sales. Fiscal 2012 operating earnings were favorably affected by higher organic volume, our continuing cost savings programs and price increases, partially offset by higher commodity costs. Fiscal 2012 and 2011 operating earnings included $5.0 million and $6.8 million, respectively, of restructuring charges and $2.8 million and $2.5 million, respectively, for acquisition activity related expense in Europe, Americas and Asia.

Operating earnings by geographic segment were as follows:

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Europe	$63.9	6.4%	$55.6	6.3%	$8.3	14.8%
Americas	138.8	12.8	124.5	13.9	14.3	11.6
Asia	12.2	5.9	10.5	5.9	1.7	15.9

Subtotal	214.9	9.4	190.6	9.7	24.3	12.7
Legal proceedings settlement income-Europe	(0.9)	(0.1)	—	—	(0.9)	NM
Restructuring charges-Europe	5.0	0.5	6.8	0.8	(1.8)	(26.8)

Total	$210.8	9.3%	$183.8	9.4%	$27.0	14.7%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

The Europe segment’s operating earnings, excluding the highlighted items discussed above, increased $8.3 million or 14.8% in fiscal 2012 compared to fiscal 2011. This improvement in operating earnings, despite a negative impact of approximately $2 million due to a three-week strike at our manufacturing plant in Poland in the second quarter of fiscal 2012 and start-up costs relating to our new business in Germany of approximately $1.3 million, is primarily attributable to pricing and the benefits of the restructuring programs on both production and operating expenses, partially offset by higher commodity costs.

The Americas segment’s operating earnings, excluding the highlighted items discussed above, increased $14.3 million or 11.6% in fiscal 2012, with the operating margin decreasing 110 basis points to 12.8%. This decline of operating margin in our Americas segment, despite a 15% increase in organic volumes, was due to increased commodity costs net of pricing and product mix.

Operating earnings in Asia increased 15.9% in fiscal 2012 in comparison to fiscal 2011, with the operating margin as a percentage of sales remaining flat at 5.9%. The increase in our Asia segment earnings in fiscal 2012 was primarily attributable to volume increase and better product mix, offset partially by higher commodity costs. We incurred approximately $3.8 million of start-up costs related to our new facility in Chongqing, China in fiscal 2012. Start-up costs related to Chongqing were approximately $1.6 million in fiscal 2011. In addition, we incurred approximately $0.9 million in fiscal 2012, costs related to a temporary closure of our facility in Jiangsu Province, China, by government authorities for an environmental review, as were, to our knowledge, all lead processing facilities in that province. After completion of the review, the government authorities allowed the plant to reopen in November 2011 on a conditional basis with the understanding that the Company would work with the assistance of the government agencies, to relocate to a more preferable location.

Interest Expense

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$16.5	0.7%	$22.0	1.1%	$(5.5)	(25.2)%

Interest expense of $16.5 million in fiscal 2012 (net of interest income of $0.9 million) was $5.5 million lower than the $22.0 million in fiscal 2011 (net of interest income of $1.3 million). The decrease in interest expense in fiscal 2012 compared to fiscal 2011 is attributable primarily to $6.7 million of expense associated with outstanding interest rate hedging contracts in the prior fiscal year. In the current fiscal year, the swaps no longer qualified for hedge accounting and losses realized on the swaps amounting to $1.0 million were included in other (income) expense, net. Lower interest expense in fiscal 2012 was also due to lower average borrowings offset by higher interest expense in Asia and South America.

Our average debt outstanding (including the average amount of the Convertible Notes discount of $27.5 million) was $270.1 million in fiscal 2012, compared to our average debt outstanding (including the average amount of the Convertible Notes discount of $33.7 million) of $326.3 million, in fiscal 2011. Our average cash interest rate incurred in fiscal 2012 was 3.1% compared to 4.4% in fiscal 2011.

Included in interest expense is non-cash, accreted interest on the Convertible Notes of $6.4 million in fiscal 2012 and $5.9 million in fiscal 2011. Also included in interest expense are non-cash charges related to amortization of deferred financing fees of $1.3 million in fiscal 2012, compared to $1.9 million, in fiscal 2011.

Charges Related to Refinancing

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Charges related to refinancing	$—	—%	$8.2	0.4%	$(8.2)	NM

In fiscal 2011, we incurred charges in connection with the refinancing of our credit facility. These charges included $2.3 million in write offs of deferred financing fees and $5.9 million of unrealized losses on account of discontinuing hedge accounting for the interest rate swap agreements.

Other (Income) Expense, Net

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$3.1	0.2%	$2.2	0.2%	$0.9	40.9%

Other (income) expense, net was expense of $3.1 million in fiscal 2012 compared to expense of $2.2 million in fiscal 2011. This $0.9 million unfavorable change is attributable to $1.5 million foreign currency losses in fiscal 2012 compared to $0.7 million foreign currency losses in the comparable prior year period and unrealized losses of $1.0 million on interest rate swaps as discussed above, offset by the $0.6 million for the secondary offering fees related to the shares sold by certain stockholders of the Company, including affiliates of Metalmark Capital LLC and certain other institutional stockholders in fiscal 2011.

Earnings Before Income Taxes

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$191.2	8.4%	$151.4	7.7%	$39.8	26.3%

As a result of the factors discussed above, fiscal 2012 earnings before income taxes were $191.2 million, an increase of $39.8 million or 26.3% compared to fiscal 2011.

Income Tax Expense

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$47.3	2.1%	$38.0	1.9%	$9.3	24.4%

Effective tax rate	24.7%		25.1%

The effective income tax rate was 24.7% in fiscal 2012, compared to the fiscal 2011 effective tax rate of 25.1%. The rate decrease in fiscal 2012 as compared to fiscal 2011 is primarily due to changes in the mix of earnings among tax jurisdictions.

Net Earnings

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net earnings	$144.0	6.3%	$113.4	5.8%	$30.6	27.0%

As a result of the factors described above, fiscal 2012 net earnings were $144.0 million compared to fiscal 2011 net earnings of $113.4 million. The $30.6 million increase is due primarily to a $62.9 million or 14.0% increase in gross profit as a result of a $319.0 million or 16.2% increase in sales. Operating expenses increased $38.6 million or 14.9% due mainly to increased sales volume but reduced as a percentage of sales from 13.2% in fiscal 2011 to 13.0% in fiscal 2012. This decrease in the percentage is largely the result of leveraging our operating expenses with higher revenue.

Net earnings per common share in fiscal 2012 were $2.95 per basic share and $2.93 per diluted share compared to $2.30 per basic share and $2.27 per diluted share in fiscal 2011.

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

NM = not meaningful

Overview

Our sales in fiscal 2011 were approximately $2.0 billion, a 24.4% increase from prior year sales primarily due to an improvement in organic volume of approximately 18%. Despite higher commodity costs, we were able to maintain our gross margin percentage at the same level as fiscal 2010 at 22.9%.

Our financial position was strong and we had substantial liquidity from our cash and cash equivalents, uncommitted credit lines and our new 2011 Credit Facility. Our positive cash flows and liquidity enabled us to continue to invest in new business opportunities such as our new manufacturing plant in China and to make three acquisitions, including ABSL.

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

Gross profit increased $88.9 million or 24.6% in fiscal 2011 compared to fiscal 2010. Gross profit, excluding the effect of foreign currency translation, increased $91 million or 25.1% in fiscal 2011 compared to fiscal 2010. Lead costs represented approximately 33% of total cost of goods sold for fiscal 2011 as compared to approximately 26% of total cost of goods sold for fiscal 2010. We have made great efforts to sustain gross margin in an environment of rising commodity and energy costs, and continue to focus on a wide variety of sales initiatives, which included improving product mix to higher margin products and obtaining appropriate pricing for products relative to our costs. At the same time, we continued to focus on cost savings initiatives such as relocating production to low cost facilities and implementing more automation in our manufacturing plants.

Operating Expenses, Restructuring Charges and Bargain Purchase Gain

	Fiscal 2011		Fiscal 2010		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$259.2	13.2%	$235.6	15.0%	$23.6	10.0%
Restructuring charges	6.8	0.4	13.9	0.9	(7.1)	(51.1)
Bargain purchase gain	—	—	(2.9)	(0.2)	(2.9)	NM

Operating Expenses

Operating expenses increased $23.6 million or 10.0% in fiscal 2011 from fiscal 2010 as net sales increased 24.4%, but reduced as a percentage of sales from 15.0% in fiscal 2010 to 13.2% in fiscal 2011. This decrease in the percentage was largely the result of leveraging our operating expenses with higher revenue.

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

At March 31, 2011, our fiscal 2009 European restructuring programs were essentially complete; however, the Oerlikon and fiscal 2011 European restructuring programs were expected to incur additional restructuring charges of approximately $3 million, primarily in fiscal 2012.

Operating Earnings

Fiscal 2011 operating earnings of $183.8 million were $69.5 million higher than in fiscal 2010 and were 9.4% of sales. Fiscal 2011 operating earnings were favorably affected by higher organic volume, our continuing cost savings programs and price increases, partially offset by higher commodity costs. As discussed above, fiscal 2011 and 2010 operating earnings included the negative impact of $6.8 million and $13.9 million, respectively, of restructuring charges, offset in fiscal 2010, by a $2.9 million bargain purchase gain related to the Oerlikon acquisition. Although not highlighted below, fiscal 2011 and 2010 also included the negative impact of $2.5 million and $2.0 million, respectively, for acquisition activity related expense in Europe and Americas.

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

The Europe segment’s operating earnings, excluding the highlighted items discussed above, increased $38.0 million or 215.3% in fiscal 2011 compared to fiscal 2010 primarily due to the favorable impacts of higher organic volumes and selling prices, partially offset by higher commodity costs. Organic volume in Europe improved by 16% in fiscal 2011, a significant improvement when compared to fiscal 2010.

The Americas segment’s operating earnings, excluding the highlighted items discussed above, increased $37.3 million or 42.9% in fiscal 2011 primarily due to the favorable impacts of sales growth of 28% coupled with higher selling prices and improved plant utilization which were partially offset by higher commodity costs. Organic volume and pricing contributed approximately 19% and 4%, respectively, to this improvement and the favorable impact of acquisitions contributed a 5% increase. The Americas segment’s operating earnings were favorably affected by improved plant utilization.

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

Interest expense of $22.0 million in fiscal 2011 (net of interest income of $1.3 million) was $0.7 million lower than the $22.7 million in fiscal 2010 (net of interest income of $1.8 million). The decrease in interest expense in fiscal 2011 compared to fiscal 2010 was attributed primarily to lower borrowing levels and the expiration of a portion of our interest rate swap agreements in the third and fourth quarters of fiscal 2011.

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

As a result of the factors described above, fiscal 2011 net earnings were $113.4 million compared to fiscal 2010 net earnings of $62.3 million. The $51.1 million increase was due primarily to an $88.9 million or 24.6% increase in gross profit as a result of a $385.0 million or 24.4% increase in sales. Operating expenses increased $23.6 million or 10.0% due mainly to increased sales volume but reduced as a percentage of sales from 15.0% in fiscal 2010 to 13.2% in fiscal 2011. This decrease in the percentage was largely the result of leveraging our operating expenses with higher revenue.

Net earnings per common share in fiscal 2011 were $2.30 per basic share and $2.27 per diluted share compared to $1.29 per basic share and $1.28 per diluted share in fiscal 2010.

Liquidity and Capital Resources

Overview

As we discussed in our Overview and Current Market Conditions above, our results have been significantly affected by the economic environment during the past three fiscal years. During periods of decreasing revenue, as during the recent recession, our Primary Working Capital generally decreases, enhancing cash flow from operations. In periods of increasing revenue, such as in fiscal 2012 and 2011, operating cash flow will generally be reduced by the need for additional Primary Working Capital. We have maintained sufficient lines of credit since the Company was formed in 2000 to fund our requirements for Primary Working Capital, capital expenditures, acquisitions and other investments. As discussed earlier, we believe that the 2011 Credit Facility which consists of a revolving line of credit of $350 million, expiring in March 2016, along with other credit lines of $138 million and our available cash and cash equivalents of $160.5 million as of March 31, 2012, will be sufficient for our needs and anticipated growth in the foreseeable future.

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2012, 2011 and 2010, were $160.5 million, $108.9 million and $201.0 million, respectively.

Cash provided by operating activities for fiscal 2012, 2011 and 2010, was $204.2 million, $76.5 million and $136.6 million, respectively.

During fiscal 2012, cash from operating activities was provided primarily from net earnings of $144.0 million, depreciation and amortization of $50.4 million and a net source of $14.5 million from non-cash interest expense, provision for doubtful accounts, deferred taxes, net losses and settlements on derivatives, stock compensation and gains on disposal of fixed assets. Change in current and other assets, accrued expenses, and other liabilities contributed a further $20.2 million, offset by a $24.9 million increase in Primary Working Capital.

During fiscal 2011, cash from operating activities was provided primarily from net earnings of $113.4 million, depreciation and amortization of $44.4 million and a net source of $17.6 million from non-cash interest expense, write-off of deferred finance fees, provision for doubtful accounts, deferred taxes and stock compensation. This cash flow was partially offset by an $86.7 million increase in Primary Working Capital and a $12.2 million net increase in current and other assets, accrued expenses, and other liabilities.

During fiscal 2010, cash from operating activities was provided primarily from net earnings of $62.3 million, depreciation and amortization of $44.9 million, a $28.4 million decrease in Primary Working Capital and a net source of $23.8 million from non-cash interest expense, provision for doubtful accounts, deferred taxes and stock compensation. This cash flow was partially offset by a $16.6 million decrease in accrued expenses and other liabilities, $2.9 million non-cash bargain purchase gain on the acquisition of Oerlikon, and a $0.9 million gain on disposal of assets.

As explained above in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of sales of Primary Working Capital. Primary Working Capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three month net sales (annualized) to derive a Primary Working Capital percentage. Primary Working Capital was $578.6 million (yielding a Primary Working Capital percentage of 24.4%) at March 31, 2012 and $547.3 million (yielding a Primary Working Capital percentage of 25.0%) at March 31, 2011. The 60 basis point decrease at March 31, 2012 versus March 31, 2011 was mainly a result of holding accounts receivables steady in spite of higher year-over-year organic sales and acquisitions. We had increased inventory levels in fiscal 2012 versus fiscal 2011 as we experienced an improvement in orders and sales, and as a result of our recent acquisitions. We closely monitor our inventory turns and continue to adjust production levels as necessary.

Primary Working Capital and Primary Working Capital percentages at March 31, 2012, 2011 and 2010 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital %
		(in millions)
2012	$466.8	$361.8	$(250.0)	$578.6	$2,371.0	24.4%
2011	464.1	335.0	(251.8)	547.3	2,192.2	25.0
2010	383.6	254.4	(198.3)	439.7	1,802.1	24.4

Cash used in investing activities for fiscal 2012, 2011 and 2010 was $73.4 million, $91.7 million and $77.2 million, respectively. Capital expenditures were $48.9 million, $59.9 million and $45.1 million in fiscal 2012, 2011 and 2010, respectively. The current year’s capital spending included the completion of our new plant in Chongqing, China and the capacity expansion of some of our existing manufacturing facilities. Our purchases of and investments in businesses were $24.6 million, $32.2 million and $33.2 million in fiscal 2012, 2011 and 2010, respectively.

During fiscal 2012, we borrowed $111.6 million on our revolver and repaid $132.2 million. Borrowings financed a portion of our repurchases of common stock of $58.4 million and acquisitions of $24.6 million.

During fiscal 2011, we repaid $201.1 million of the 2008 Credit Facility and $11.1 million of the Euro Term Loan with $100 million of revolver proceeds borrowed under the new 2011 Credit Facility and available cash and cash equivalents. Additionally, in fiscal 2011 we borrowed $6.1 million under the China Term Loan, $3.1 million of short-term debt and paid $3.5 million in refinancing fees related to the 2011 Credit Facility.

During fiscal 2010, we repaid $7.4 million of short-term debt and made regularly scheduled payments of $25.2 million of long-term debt.

The exercise of stock options and the related tax benefits contributed $2.7 million, $24.0 million and $7.3 million, respectively, in fiscal 2012, 2011, and 2010.

As a result of the above, cash and cash equivalents increased $51.6 million from $108.9 million at March 31, 2011 to $160.5 million at March 31, 2012.

We currently are in compliance with all covenants and conditions under our credit agreements.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $377 million at March 31, 2012 to cover short-term liquidity requirements. Our 2011 Credit Facility is committed through March 2016, as long as we continue to comply with the covenants and conditions of the credit facility agreement. Included in our available credit lines at March 31, 2012 is $269.4 million of our 2011 Credit Facility.

We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under our credit facility will be sufficient to meet our liquidity needs, including normal levels of capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2012, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$263.4	$2.6	$4.9	$255.9	$—
Interest on debt	26.1	8.3	15.8	2.0	—
Operating leases	57.4	18.3	23.5	12.0	3.6
Pension benefit payments and profit sharing	29.9	2.2	4.7	5.7	17.3
Restructuring	1.2	1.2	—	—	—
Facility construction commitments	8.6	8.6	—	—	—
Interest rate swap agreements	3.8	3.6	0.2	—	—
Lead contracts	0.9	0.9	—	—	—
Purchase commitments	9.8	9.8	—	—	—
Capital lease obligations, including interest	1.0	0.5	0.5	—	—

Total	$402.1	$56.0	$49.6	$275.6	$20.9

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the table above.

Under our 2011 Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $9.1 million as of March 31, 2012.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. Shown below are the leverage ratios at March 31, 2012 and 2011, in connection with our 2011 Credit Facility.

The total net debt as defined under our 2011 Credit Facility is $214.4 million for fiscal 2012 and is 0.8 times adjusted EBITDA (non-GAAP) as described below and reflects improved net earnings and positive cash flows

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) as per our credit agreements:

	Fiscal 2012		Fiscal 2011
	(in millions, except ratios)
Net earnings as reported	$144.0		$113.4
Add back:
Depreciation and amortization	50.4		44.4
Interest expense	16.5		22.0
Income tax expense	47.3		38.0

EBITDA (non GAAP)(1)	$258.2		$217.8
Adjustments per credit agreement definitions	11.6	(2)	11.4	(2)

Adjusted EBITDA (non-GAAP) per credit agreement	$269.8		$229.2

Total net debt(3)	$214.4		$219.8

Leverage ratios:
Total net debt/adjusted EBITDA ratio(4)	0.8 X		1.0 X
Maximum ratio permitted	3.25 X		3.25 X
Consolidated interest coverage ratio(5)	22.6 X		15.9 X
Minimum ratio required	4.5 X		4.5 X

(1)	We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use it as a key measure of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our 2011 Credit Facility are based on EBITDA, subject to adjustments, which are shown above. Because we have a significant amount of debt, and because continued availability of credit under our 2011 Credit Facility is critical to our ability to meet our business plans, we believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding revolving credit loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing fees, which is included in interest expense.
(2)

The $11.6 million adjustment to EBITDA in fiscal 2012 related primarily to the adjustment of non-cash stock compensation expense. The $11.4 million adjustment to EBITDA in fiscal 2011 related primarily to the adjustment of $2.3 million for non-cash write off of deferred financing fees related to the March 2011 refinancing and $9.1 million related to non-cash stock compensation expense.
(3)	Debt includes capital lease obligations and letters of credit and is net of U.S. cash and cash equivalents and a portion of European cash investments, as defined in the 2011 Credit Facility. In fiscal 2012, U.S. cash and cash equivalents and European cash investments were $5 million and $70 million, respectively, and in fiscal 2011, were $22 million and $44 million, respectively.
(4)	These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our 2011 Credit Facilities.
(5)	As defined in the 2011 Credit Facility, interest expense used in the consolidated interest coverage ratio excludes non cash interest of $8.0 million and includes $3.4 million of interest rate swap contract settlements for fiscal 2012. For fiscal 2011, interest expense used in the consolidated interest coverage ratio excludes non cash interest of $7.6 million.

EnerSys Stockholders’ Equity

EnerSys stockholders’ equity increased $57.9 million during fiscal 2012 due to net earnings of $144.0 million; $14.3 million of increases related to stock-based compensation and the exercise of stock options; decrease of $1.0 million due to acquisition of noncontrolling interest in a subsidiary, decrease due to repurchase of common shares of $58.4 million, currency translation adjustments of $32.3 million due primarily to the weakening of European currencies, $3.2 million unrealized loss on derivative instruments and $5.5 million related to pension liabilities.

EnerSys stockholders’ equity increased $194.4 million during fiscal 2011 due to net earnings of $113.4 million; an increase for currency translation adjustments of $36.5 million due primarily to the strengthening of European currencies, $33.0 million of increases related to stock-based compensation and the exercise of stock options and a $9.5 million unrealized gain on derivative instruments and $2.0 million related to pension liabilities.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminated the option to present components of other comprehensive income as part of the statement of shareholders’ equity. This guidance will be effective for us in the first quarter of fiscal 2013 and is not expected to have an impact on our financial statements other than the change in presentation.

In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. The amendments will permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We plan to adopt this guidance for its annual goodwill impairment test performed in fiscal 2013 and thereafter. The adoption will not have an impact on our financial statements.

Effective January 2, 2012, we prospectively adopted accounting guidance that was issued to clarify existing fair value measurement guidance as well as enhance fair value disclosures. The additional disclosures required by this guidance include quantitative information about significant unobservable inputs used for Level 3 measurements, qualitative information about the sensitivity of recurring Level 3 measurements, information about any transfers between Level 1 and 2 of the fair value hierarchy, information about when the current use of a non-financial asset is different from the highest and best use, and the hierarchy classification for assets and liabilities whose fair value is disclosed only in the notes to the financial statements. The adoption of this standard did not have a material impact on our financial statements.

Related Party Transactions

FASB guidance, Related Party Disclosures requires us to identify and describe material transactions involving related persons or entities and to disclose information necessary to understand the effects of such transactions on our consolidated financial statements. In fiscal 2011, under the terms of a security holder agreement, we paid $0.6 million in fees related to secondary offerings of 2.85 million shares of our common stock to underwriters by certain of our stockholders, including affiliates of Metalmark Capital LLC and certain other institutional stockholders.

Sequential Quarterly Information

Fiscal 2012 and 2011quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2012 versus fiscal 2011analyses previously discussed.

	Fiscal 2012				Fiscal 2011
	July 3, 2011 1st Qtr.	Oct. 2, 2011 2nd Qtr.	Jan. 1, 2012 3rd Qtr.	March 31, 2012 4th Qtr.	July 4, 2010 1st Qtr.	Oct. 3, 2010 2nd Qtr.	Jan. 2, 2011 3rd Qtr.	March 31, 2011 4th Qtr.
	(in millions, except per share amounts)
Net sales	$569.2	$547.2	$574.2	$592.8	$435.0	$472.8	$508.6	$548.0
Cost of goods sold	447.2	432.8	443.4	447.3	338.4	362.1	390.7	423.4

Gross profit	122.0	114.4	130.8	145.5	96.6	110.7	117.9	124.6
Operating expenses, including amortization	72.9	71.9	75.7	77.3	58.4	63.5	67.8	69.5
Legal proceedings settlement income	—	(0.9)	—	—	—	—	—	—
Restructuring charges	0.4	0.9	1.4	2.3	0.7	2.7	1.8	1.6

Operating earnings	48.7	42.5	53.7	65.9	37.5	44.5	48.3	53.5
Interest expense	3.4	4.1	4.8	4.2	6.0	6.1	5.6	4.3
Charges related to refinancing	—	—	—	—	—	—	—	8.2
Other (income) expense, net	1.2	—	1.1	1.2	—	1.0	(0.4)	1.6

Earnings before income taxes	44.1	38.4	47.8	60.5	31.5	37.4	43.1	39.4
Income tax expense	10.6	10.1	11.0	15.6	8.5	10.8	9.4	9.3

Net earnings	33.5	28.3	36.8	44.9	23.0	26.6	33.7	30.1
Net losses attributable to noncontrolling interests	—	—	—	(0.5)	—	—	—	—

Net earnings attributable to EnerSys stockholders	$33.5	$28.3	$36.8	$45.4	$23.0	$26.6	$33.7	$30.1

Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.67	$0.57	$0.77	$0.95	$0.47	$0.54	$0.68	$0.60
Diluted	0.66	0.57	0.77	0.94	0.47	0.53	0.67	0.59
Weighted average shares outstanding:
Basic	50,052,627	49,469,694	47,704,567	47,765,933	48,819,481	49,120,985	49,564,495	49,999,565
Diluted	50,668,276	49,806,964	48,045,900	48,343,000	49,442,915	49,746,602	50,331,554	50,655,912

Net Sales

Quarterly net sales by business segment were as follows:

	Fiscal 2012				Fiscal 2011
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by segment:
Europe	$253.0	$245.3	$247.6	$249.5	$188.5	$207.4	$236.4	$258.0
Americas	259.2	252.3	281.2	290.1	205.7	221.1	224.6	245.2
Asia	57.0	49.6	45.4	53.2	40.8	44.3	47.6	44.8

Total	$569.2	$547.2	$574.2	$592.8	$435.0	$472.8	$508.6	$548.0

Segment net sales as % total:
Europe	44.4%	44.8%	43.1%	42.1%	43.3%	43.9%	46.5%	47.1%
Americas	45.6	46.1	49.0	48.9	47.3	46.8	44.2	44.7
Asia	10.0	9.1	7.9	9.0	9.4	9.3	9.3	8.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly net sales by product line were as follows:

	Fiscal 2012				Fiscal 2011
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by product line:
Reserve power	$265.9	$267.3	$277.3	$282.2	$207.6	$247.3	$252.9	$262.6
Motive power	303.3	279.9	296.9	310.6	227.4	225.5	255.7	285.4

Total	$569.2	$547.2	$574.2	$592.8	$435.0	$472.8	$508.6	$548.0

Product line net sales as % total:
Reserve power	46.7%	48.9%	48.3%	47.6%	47.7%	52.3%	49.7%	47.9%
Motive power	53.3	51.1	51.7	52.4	52.3	47.7	50.3	52.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Counterparty Risks

We have entered into interest rate swap agreements to manage risk on a portion of our long-term floating-rate debt. We have entered into lead forward purchase contracts to manage risk on the cost of lead. We have entered into foreign exchange forward contracts and purchased option contracts to manage risk on foreign currency exposures. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2012 are $5.4 million (pre-tax), therefore the Company believes there is little risk of nonperformance by the counterparties. Those contracts that result in an asset position at March 31, 2012 are $1.5 million (pre-tax) and the vast majority of these will settle within one year.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At the end of fiscal 2011, these interest rate swaps no longer qualified for hedge accounting due to the refinancing of the Company’s then existing credit facility. Changes in the fair value of these contracts for fiscal 2012 have therefore been recorded in the income statement in other (income) expense, net, while changes in fair value for the comparable period in fiscal 2011 were recorded in accumulated other comprehensive income.

At March 31, 2012 and 2011, the aggregate notional amount of interest rate swap agreements is $85.0 million. These agreements expire between February—May 2013.

Under the interest rate swaps, the Company receives three-month LIBOR and pays a fixed interest rate which averaged 4.28% on March 31, 2012 and 2011.

A 100 basis point increase in interest rates would increase annual interest expense by approximately $0.8 million on the variable rate portions of our debt.

Commodity Cost Risks—Lead Contracts

We have a significant risk in our exposure to certain raw materials, which we estimate was over half of total cost of goods sold for fiscal 2012, 2011 and 2010. Our largest single raw material cost is for lead, for which the cost remains volatile. In order to hedge against increases in our lead cost, we have entered into contracts with financial institutions to fix the price of lead. A vast majority of such contracts are for a period not extending beyond one year. We had the following contracts outstanding at the dates shown below:

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements(1)
	(in millions)	(in millions)
March 31, 2012	$56.6	60.0	$0.94	12%
March 31, 2011	68.2	63.4	1.08	14
March 31, 2010	60.7	63.4	0.96	17

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead (over our current estimated cost in fiscal 2012) would increase our annual total cost of goods sold by approximately $59 million.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products globally in the Americas, Europe and Asia. Approximately 60% of our sales and expenses are transacted in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in U.S. dollars, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Euro, Swiss franc, British pound, Polish zloty, Chinese renminbi and Mexican peso.

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

To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. Each contract is for a period not extending beyond one year. Forward contracts outstanding as of March 31, 2012 were $53.5 million. The details of contracts outstanding as of March 31, 2012 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual Requirements(2)
Sell Euros for U.S. dollars	$16.7	$/€1.31	8%
Sell Euros for Polish zloty	19.2	PLN/€ 4.36	19
Sell Euros for British pounds	12.9	£/€ 0.85	22
Sell AUD for U.S. dollars	2.7	$/AUD 1.03	45
Other	2.0

Total	$53.5

(2)	Based on the fiscal year currency requirements for the year ended March 31, 2012.

Foreign exchange translation adjustments are recorded as a separate component of accumulated other comprehensive income in EnerSys’ stockholders’ equity and noncontrolling interests.

Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges, actual gains and losses in the future may differ from our historical results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnerSys’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 25, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

EnerSys

We have audited EnerSys’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EnerSys’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, EnerSys maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnerSys as of March 31, 2012 and 2011 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012 of EnerSys and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 25, 2012

EnerSys

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$160,490	$108,869
Accounts receivable, net of allowance for doubtful accounts (2012—$10,022; 2011—$10,547)	466,769	464,072
Inventories, net	361,774	335,003
Deferred taxes	30,247	19,801
Prepaid and other current assets	52,393	70,203

Total current assets	1,071,673	997,948
Property, plant, and equipment, net	353,215	344,385
Goodwill	347,061	343,666
Other intangible assets, net	107,082	98,819
Deferred taxes	15,999	15,785
Other assets	24,249	27,784

Total assets	$1,919,279	$1,828,387

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$16,042	$3,160
Current portion of long-term debt	2,540	43
Current portion of capital lease obligations	409	819
Accounts payable	249,996	251,814
Accrued expenses	188,403	184,700
Deferred taxes	2,911	3,248

Total current liabilities	460,301	443,784
Long-term debt	236,589	247,949
Capital lease obligations	521	1,429
Deferred taxes	84,479	79,589
Other liabilities	92,468	76,643

Total liabilities	874,358	849,394
Commitments and contingencies	—	—
Equity:
Series A Convertible Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2012 and at March 31, 2011	—	—
Common Stock, $0.01 par value, 135,000,000 shares authorized, 52,247,014 shares issued and 47,800,129 shares outstanding at March 31, 2012; 51,834,353 shares issued and 50,034,353 shares outstanding at March 31, 2011	522	518
Additional paid-in capital	474,924	461,597
Treasury stock at cost, 4,446,885 shares held as of March 31, 2012 and 1,800,000 shares held as of March 31, 2011	(78,183)	(19,800)
Retained earnings	560,839	416,836
Accumulated other comprehensive income	74,093	115,180

Total EnerSys stockholders’ equity	1,032,195	974,331
Noncontrolling interests	12,726	4,662

Total equity	1,044,921	978,993

Total liabilities and equity	$1,919,279	$1,828,387

See accompanying notes.

EnerSys

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2012	2011	2010
Net sales	$2,283,369	$1,964,462	$1,579,385
Cost of goods sold	1,770,664	1,514,618	1,218,481

Gross profit	512,705	449,844	360,904
Operating expenses	297,806	259,217	235,597
Legal proceedings settlement income	(900)	—	—
Restructuring charges	4,988	6,813	13,929
Bargain purchase gain	—	—	(2,919)

Operating earnings	210,811	183,814	114,297
Interest expense	16,484	22,038	22,658
Charges related to refinancing	—	8,155	—
Other (income) expense, net	3,068	2,177	4,384

Earnings before income taxes	191,259	151,444	87,255
Income tax expense	47,292	38,018	24,951

Net earnings	143,967	113,426	62,304
Net losses attributable to noncontrolling interests	(36)	—	—

Net earnings attributable to EnerSys stockholders	$144,003	$113,426	$62,304

Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.95	$2.30	$1.29

Diluted	$2.93	$2.27	$1.28

Weighted-average shares of common stock outstanding:
Basic	48,748,205	49,376,132	48,122,207

Diluted	49,216,035	50,044,246	48,834,095

See accompanying notes.

EnerSys

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Series A Convertible Preferred Stock	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total EnerSys Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
Balance at March 31, 2009	$—	$498	$414,292	$(19,800)	$241,106	$34,055	$670,151	$4,242	$674,393
Stock-based compensation	—	—	6,964	—	—	—	6,964	—	6,964
Exercise of stock options	—	6	5,036	—	—	—	5,042	—	5,042
Tax benefit from stock options	—	—	2,287	—	—	—	2,287	—	2,287
Increase in noncontrolling interest	—	—	—	—	—	—	—	85	85
Net earnings	—	—	—	—	62,304	—	62,304	—	62,304
Other comprehensive income:
Pension funded status adjustment, (net of tax benefit of $367)	—	—	—	—	—	(685)	(685)	—	(685)
Unrealized income on derivative instruments (net of tax expense of $1,421)	—	—	—	—	—	2,626	2,626	—	2,626
Foreign currency translation adjustment	—	—	—	—	—	31,208	31,208	—	31,208

Comprehensive income							95,453	—	95,453

Balance at March 31, 2010	$—	$504	$428,579	$(19,800)	$303,410	$67,204	$779,897	$4,327	$784,224
Stock-based compensation	—	—	9,056	—	—	—	9,056	—	9,056
Exercise of stock options	—	14	17,880	—	—	—	17,894	—	17,894
Tax benefit from stock options	—	—	6,082	—	—	—	6,082	—	6,082
Increase in noncontrolling interest	—	—	—	—	—	—	—	335	335
Net earnings	—	—	—	—	113,426	—	113,426	—	113,426
Other comprehensive income:
Pension funded status adjustment (net of tax expense of $794)	—	—	—	—	—	1,967	1,967	—	1,967
Unrealized income on derivative instruments (net of tax expense of $5,251)	—	—	—	—	—	9,470	9,470	—	9,470
Foreign currency translation adjustment	—	—	—	—	—	36,539	36,539	—	36,539

Comprehensive income							161,402	—	161,402

Balance at March 31, 2011	$—	$518	$461,597	$(19,800)	$416,836	$115,180	$974,331	$4,662	$978,993
Stock-based compensation	—	—	11,585	—	—	—	11,585	—	11,585
Exercise of stock options	—	4	970	—	—	—	974	—	974
Tax benefit from stock options	—	—	1,772	—	—	—	1,772	—	1,772
Purchase of common stock	—	—	—	(58,383)	—	—	(58,383)	—	(58,383)
Acquisition of noncontrolling interests	—	—	(1,000)	—	—	—	(1,000)	—	(1,000)
Noncontrolling interests attributable to the consolidation of acquisitions	—	—	—	—	—	—	—	8,260	8,260
Net earnings	—	—	—	—	144,003	—	144,003	(36)	143,967
Other comprehensive income:
Pension funded status adjustment, (net of tax benefit of $1,841)	—	—	—	—	—	(5,470)	(5,470)	—	(5,470)
Unrealized losses on derivative instruments (net of tax benefit of $1,909)	—	—	—	—	—	(3,261)	(3,261)	—	(3,261)
Foreign currency translation adjustment	—	—	—	—	—	(32,356)	(32,356)	(160)	(32,516)

Comprehensive income (loss)							102,916	(196)	102,720

Balance at March 31, 2012	$—	$522	$474,924	$(78,183)	$560,839	$74,093	$1,032,195	$12,726	$1,044,921

See accompanying notes.

EnerSys

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal year ended March 31,
	2012	2011	2010
Cash flows from operating activities
Net earnings	$143,967	$113,426	$62,304
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,360	44,393	44,851
Derivatives not designated in hedging relationships:
Net losses	1,083	—	—
Cash settlements	(3,763)	—	—
Provision for doubtful accounts	1,395	1,513	2,712
Deferred income taxes	(3,227)	(3,064)	6,975
Non-cash interest expense	7,983	7,776	7,163
Stock-based compensation	11,585	9,056	6,964
Write-off of deferred financing fees	—	2,308	—
Bargain purchase gain	—	—	(2,919)
Gain on disposal of fixed assets	(432)	—	(912)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,106	(61,892)	(7,303)
Inventory	(19,655)	(67,250)	(23,445)
Prepaid expenses and other current assets	8,834	(15,658)	(1,075)
Other assets	(955)	(2,552)	(1,218)
Accounts payable	(12,377)	42,422	59,116
Accrued expenses	13,505	(3,822)	(5,816)
Other liabilities	(1,213)	9,803	(10,795)

Net cash provided by operating activities	204,196	76,459	136,602

Cash flows from investing activities
Capital expenditures	(48,943)	(59,940)	(45,111)
Purchase of businesses, net of cash acquired	(24,553)	(32,200)	(33,242)
Proceeds from disposal of property, plant, and equipment	76	479	1,109

Net cash used in investing activities	(73,420)	(91,661)	(77,244)

Cash flows from financing activities
Net (decrease) increase in short-term debt	(462)	3,084	(7,436)
Proceeds from revolving credit borrowings	111,550	100,000	—
Repayment of revolving credit borrowings	(132,150)	—	—
Proceeds from long-term debt—other	—	6,112	—
Payments of long-term debt—other	(308)	(212,238)	(25,243)
Deferred financing fees incurred in connection with refinancing prior credit facility	—	(3,500)	—
Capital lease obligations and other	(1,375)	(111)	878
Net effect from exercising of stock options and vesting of equity awards	974	17,894	5,042
Excess tax benefits from exercise of stock options and vesting of equity awards	1,772	6,082	2,287
Purchase of treasury stock	(58,383)	—	—

Net cash used in financing activities	(78,382)	(82,677)	(24,472)
Effect of exchange rate changes on cash	(773)	5,706	2,995

Net increase (decrease) in cash and cash equivalents	51,621	(92,173)	37,881
Cash and cash equivalents at beginning of year	108,869	201,042	163,161

Cash and cash equivalents at end of year	$160,490	$108,869	$201,042

See accompanying notes.

EnerSys

Notes to Consolidated Financial Statements

March 31, 2012

(In Thousands, Except Share and Per Share Data)

1. Summary of Significant Accounting Policies

Description of Business

EnerSys and its predecessor companies have been manufacturers of industrial batteries for over 100 years. EnerSys is a global leader in stored energy solutions for industrial applications. The Company manufactures, markets and distributes industrial batteries and related products such as chargers, power equipment and battery accessories, and provides related after-market and customer-support services for industrial batteries.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially-owned subsidiaries that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are generally consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency Translation

Results of foreign operations are translated into U.S. dollars using average exchange rates during the period. The assets and liabilities are translated into U.S. dollars using exchange rates as of the balance sheet date. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (“AOCI”) in EnerSys’ stockholders’ equity and noncontrolling interests.

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency of the applicable subsidiary are included in the Consolidated Statements of Income, within “Other (income) expense, net”, in the year in which the change occurs.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This occurs when risk and title transfers, collectibility is reasonably assured and pricing is fixed and determinable. Shipment terms are either shipping point or destination and do not differ significantly between the Company’s business segments. Accordingly, revenue is recognized when risk and title are transferred to the customer. Amounts invoiced to customers for shipping and handling are classified as revenue. Taxes on revenue producing transactions are not included in net sales.

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

Warranties

The Company’s products are warranted for a period ranging from one to twenty years for reserve power batteries and for a period ranging from one to seven years for motive power batteries. The Company provides for estimated product warranty expenses when the related products are sold. The assessment of the adequacy of the reserve includes a review of open claims and historical experience.

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

Goodwill and Other Intangible Assets

The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill and indefinite-lived trade names are tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred. The Company utilizes financial projections of its business segments, certain cash flow measures, as well as its market capitalization in its determination of the fair value of these assets.

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

Derivative Financial Instruments

The Company utilizes derivative instruments to mitigate volatility related to interest rates, lead prices and foreign currency exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company recognizes derivatives as either assets or liabilities in the accompanying balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in AOCI if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed on the initial purchases quarterly that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value of effective hedges are deferred and reported in AOCI until the underlying transaction affects earnings.

The Company has commodity, foreign exchange and interest rate hedging authorization from the Board of Directors and has established a hedging and risk management program that includes the management of market and counterparty risk. Key risk control activities designed to ensure compliance with the risk management program include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, portfolio stress tests, sensitivity analyses and frequent portfolio reporting, including open positions, determinations of fair value and other risk management metrics.

Market risk is the potential loss the Company and its subsidiaries may incur as a result of price changes associated with a particular financial or commodity instrument. The Company utilizes forward contracts, and swaps as part of its risk management strategies, to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, interest rates and/or foreign currency exchange rates. All derivatives are recognized on the balance sheet at their fair value, unless they qualify for Normal Purchase Normal Sale.

Credit risk is the potential loss the Company may incur due to counterparty’s non-performance. The Company is exposed to credit risk from interest rate, foreign currency and commodity derivatives with financial institutions. The Company has credit policies to manage their credit risk, including the use of an established credit approval process, monitoring of counterparty positions and the use of master netting agreements.

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2012 and 2011.

The Company does not have any credit-related contingent features associated with their derivative instruments.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate carrying value due to their short maturities.

The fair value of the Company’s $350,000 senior secured revolving credit facility (“2011 Credit Facility”), the 75,000 Chinese Renminbi (“RMB”) credit facility (“China Term Loan”), the 273,780 Indian Rupee (“INR”) term loan (“India Term Loan”) and short-term debt approximate their carrying value, as they are variable rate debt and the current terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The fair value amounts of the Company’s $172,500 senior unsecured 3.375% convertible notes (“Convertible Notes”) represent the trading values of the Convertible Notes which is based upon quoted market prices and are classified as Level 2.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

Lead contracts, foreign currency contracts and interest rate contracts generally use an income approach to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., London Interbank Offered Rate—“LIBOR”) and forward foreign currency exchange rates (e.g., GBP and euro) and commodity prices (e.g. London Metals Exchange), as well as inputs that may not be observable, such as credit valuation adjustments. When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2. Over-the-counter (OTC) contracts are valued using quotes obtained from an exchange, binding and non-binding broker quotes. Furthermore, the Company obtains independent quotes from the market to validate the forward price curves. OTC contracts include forwards, swaps and options. To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3. The Company did not have any Level 3 positions at March 31, 2012 or March 31, 2011. Additionally, Level 2 fair value measurements include adjustments for credit risk based on the Company’s own creditworthiness (for net liabilities) and its counterparties’ creditworthiness (for net assets). The Company assumes that observable market prices include sufficient adjustments for liquidity and modeling risks. The Company did not have any contracts that transferred between Level 2 and Level 3 as well as Level 1 and Level 2.

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

The Company uses certain assumptions in the calculation of the actuarial valuations of its defined benefit plans. These assumptions include discount rate, rates of increase in compensation levels and expected long-term rates of return of plan assets. If actual results are less favorable than those projected by the Company, additional expense may be required.

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

Market Share Units

The fair value of the market share units is estimated at the date of grant using a binomial lattice model with the following assumptions: a risk-free interest rate, dividend yield, time to maturity and expected volatility. These units vest and are settled in common stock on the third anniversary of the date of grant. Market share units are converted into between zero and two shares of common stock for each unit granted at the end of a three-year performance cycle. The conversion ratio is calculated by dividing the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the vesting date by the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the grant date, with the resulting quotient capped at two. This quotient is then multiplied by the number of market share units granted to yield the number of shares of common stock to be delivered on the vesting date. The Company recognizes compensation expense using the straight-line method over the life of the market share units.

Restricted Stock Units

The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of grant. These awards generally vest, and are settled in common stock, at 25% per year, over a four-year period from the date of grant. The Company recognizes compensation expense using the straight-line method over the life of the restricted stock units.

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

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2012, 2011 and 2010, the Company had outstanding stock options, restricted stock units, market share units and Convertible Notes, which could potentially dilute basic earnings per share in the future.

Segment Reporting

FASB guidance defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the chief operating decision maker to assess segment performance and to make decisions about a public entity’s allocation of resources. Based on this guidance, the Company reports its segment results based upon the three geographical regions of operations—Americas, Europe and Asia.

New Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance requiring entities to present net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminated the option to present components of other comprehensive income as part of the statement of shareholders’ equity. This guidance will be effective for the Company in the first quarter of fiscal 2013 and is not expected to have an impact on its financial statements other than the change in presentation.

In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. The amendments will permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt this guidance for its annual goodwill impairment test performed in fiscal 2013 and thereafter. The adoption will not have an impact on the Company’s financial statements.

Effective January 2, 2012, the Company prospectively adopted accounting guidance that was issued to clarify existing fair value measurement guidance as well as enhance fair value disclosures. The additional disclosures required by this guidance include quantitative information about significant unobservable inputs used for Level 3 measurements, qualitative information about the sensitivity of recurring Level 3 measurements, information about any transfers between Level 1 and 2 of the fair value hierarchy, information about when the current use of a non-financial asset is different from the highest and best use, and the hierarchy classification for assets and liabilities whose fair value is disclosed only in the notes to the financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation.

2. Acquisitions

In fiscal 2012, the Company completed the following four acquisitions with a combined net purchase price of $24,553, using cash on hand.

The Company obtained a controlling financial interest in Powertech Batteries (which is a part of Allied Electronics Corporation Limited (Altron)), in South Africa to produce and market batteries for industrial applications. This will serve both reserve power and motive power customers across sub-Saharan Africa, including South Africa.

The Company obtained a controlling financial interest in EAS Germany GmBH, to produce large format lithium-ion battery cells with GAIA Akkumulatorenwerke GmbH (“GAIA”), a wholly owned subsidiary of Lithium Technology Corporation (“LTC”).

The Company obtained a controlling financial interest in Energy Leader Batteries India Limited in India to serve both reserve and motive power customers in India.

The Company has also acquired Industrial Battery Holding S.A., the parent company of EnerSystem, a market leader in the South American motive power and reserve power battery markets, with headquarters in Buenos Aires, Argentina and with manufacturing plants in Argentina and Brazil as well as operations in Chile.

The Company is in the process of finalizing purchase accounting for these acquisitions. The Company made initial allocations of the purchase prices at the dates of the acquisitions based on the estimated fair value of the acquired assets and liabilities assumed. The Company obtained this information during due diligence and through other sources. The Company will finalize the estimates of fair value and the allocations of purchase prices will be adjusted during fiscal 2013. The Company acquired intangible assets, in connection with each acquisition, including trademarks, customer relationships, technology and goodwill. Trademarks were initially valued at $2,000, non-compete agreements at $500, customer relationships at $3,400 and technology at $4,265. Customer relationships, non-compete agreements and technology were assigned finite useful lives and amortization is recorded over the economic life of the intangibles. Goodwill relating to these acquisitions was recorded at $10,723.

The results of these acquisitions have been included in the Company’s results of operations from the dates of their respective acquisitions. Pro forma earnings per share computations have not been presented as these acquisitions are not considered material.

In fiscal 2011, the Company made three acquisitions, the most significant of which was the acquisition of the lithium-ion battery business, ABSL Power Solutions Ltd (“ABSL”), which was completed on February 28, 2011. The purchase price paid for these transactions, net of cash received, was $32,200 and was financed using cash on hand. The Company finalized purchase accounting for these acquisitions. The Company acquired intangible assets, in connection with the ABSL acquisition, including trademarks, customer relationships, technology and goodwill. Trademarks were valued at $1,774, customer relationships at $3,547 and technology at $2,741. Customer relationships and technology were assigned finite useful lives and amortization is recorded over the economic life of the intangibles. Goodwill relating to the acquisition of ABSL was recorded at $15,342.

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

3. Inventories

Net inventories consist of:

	March 31,
	2012	2011
Raw materials	$100,538	$92,928
Work-in-process	111,629	100,261
Finished goods	149,607	141,814

Total	$361,774	$335,003

Inventory reserves for obsolescence and other estimated losses, mainly relating to finished goods, were $14,831 and $15,052 at March 31, 2012 and 2011, respectively, and have been included in the net amounts shown above.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2012	2011
Land, buildings, and improvements	$201,038	$174,887
Machinery and equipment	511,599	475,818
Construction in progress	29,779	51,662

	742,416	702,367
Less accumulated depreciation	(389,201)	(357,982)

Total	$353,215	$344,385

Depreciation expense for the fiscal years ended March 31, 2012, 2011 and 2010 totaled $48,532, $43,517, and $44,145, respectively. Interest capitalized in connection with major construction projects amounted to $797, $1,292, and $929 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

5. Goodwill and Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2012			2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$86,745	$(953)	$85,792	$83,021	$(953)	$82,068
Finite-lived intangible assets:
Customer relationships	14,330	(2,839)	11,491	11,064	(1,880)	9,184
Non-compete	2,602	(1,224)	1,378	2,117	(954)	1,163
Patents	5,230	(615)	4,615	3,402	(210)	3,192
Trademarks	2,003	(643)	1,360	3,771	(559)	3,212
Licenses	2,640	(194)	2,446	82	(82)	—

Total	$113,550	$(6,468)	$107,082	$103,457	$(4,638)	$98,819

The Company’s amortization expense related to finite-lived intangible assets was $1,828, $876, and $706, for the years ended March 31, 2012, 2011 and 2010, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2012, is $2,463 in 2013, $2,238 in 2014, $2,124 in 2015, $2,092 in 2016 and $1,966 in 2017.

The changes in the carrying amount of goodwill by business segment are as follows:

	Fiscal year ended March 31, 2012
	Europe	Americas	Asia	Total
Balance at beginning of year	$177,881	$143,225	$22,560	$343,666
Goodwill acquired during the year	1,250	7,973	1,500	10,723
Adjustments related to the finalization of purchase accounting for prior year acquisitions	374	5	—	379
Foreign currency translation	(7,977)	(449)	719	(7,707)

Balance at end of year	$171,528	$150,754	$24,779	$347,061

	Fiscal year ended March 31, 2011
	Europe	Americas	Asia	Total
Balance at beginning of year	$162,641	$132,915	$21,709	$317,265
Goodwill acquired during the year	7,710	7,591	—	15,301
Adjustments related to the finalization of purchase accounting for prior year acqusitions	24	2,250	—	2,274
Foreign currency translation	7,506	469	851	8,826

Balance at end of year	$177,881	$143,225	$22,560	$343,666

The Company estimated tax-deductible goodwill to be approximately $12,745 and $14,982 as of March 31, 2012 and 2011, respectively.

6. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2012	2011
Prepaid non income taxes	$23,737	$22,753
Non-trade receivables	8,247	8,214
Prepaid income taxes	7,716	15,986
Lead hedges	—	9,575
Other	12,693	13,675

Total	$52,393	$70,203

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2012	2011
Payroll and benefits	$55,595	$58,794
Accrued selling expenses	26,269	24,257
Warranty	19,274	16,218
Income taxes payable	16,979	15,591
VAT and other non-income taxes	10,966	11,937
Freight	12,314	10,208
Deferred income	12,057	7,107
Interest rate swaps	3,628	—
Interest	2,040	2,471
Pension and social security	1,696	1,854
Restructuring	1,186	5,323
Other	26,399	30,940

Total	$188,403	$184,700

8. Debt

Summary of Long-Term Debt

The following summarizes the Company’s long-term debt:

	March 31,
	2012	2011
3.375% Convertible Notes, net of discount, due 2038	$148,272	$141,837
2011 Credit Facility due 2016	79,400	100,000
China Term Loan due 2017	6,034	6,112
India Term Loan due 2017	5,383	—
Other	40	43

	239,129	247,992
Less current portion	2,540	43

Total long-term debt	$236,589	$247,949

2011 Senior Secured Revolving Credit Facility

On March 29, 2011, the Company entered into a $350,000 senior secured revolving credit facility (“2011 Credit Facility”). The 2011 Credit Facility matures on March 31, 2016. This facility includes an early termination provision under which the Company is required to meet a liquidity test in February 2015 related to its capacity to meet certain potential obligations related to the Convertible Notes in June 2015. Borrowings under the 2011 Credit Facility bear interest at a floating rate based, at the Company’s option, upon (i) LIBOR plus an applicable percentage (currently 1.25%), (ii) the greater of the Federal Funds rate plus 0.50% or the prime rate, or one-month LIBOR plus 1.0%, plus an applicable percentage (currently 0.25%). There are no prepayment penalties on loans under the 2011 Credit Facility. The interest rate as of March 31, 2012 was 1.60%.

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

China Term Loan

During the fourth quarter of fiscal 2011, the Company completed the financing of a 75,000 Chinese Renminbi (RMB) ($11,909) credit facility (“China Term Loan”). This is a six year term loan to provide a portion of the capital requirements for the Company’s operations in China. At March 31, 2012, the Company had drawn RMB 38,000 ($6,034). This term loan currently bears interest at a rate of 7.26% per annum, adjusted annually, based on the official Peoples Bank of China Bank Rate and is payable in quarterly installments of RMB 2,000 ($318) commencing in April 2012.

India Term Loan

During the fourth quarter of fiscal 2012, the Company entered into a joint venture with Energy Leader Batteries India Limited in India, where the Company acquired majority ownership. The joint venture had, at March 31, 2012, a syndicated term loan (“India Term Loan”) with an outstanding balance of 273,780 Indian Rupee (INR) ($5,383). The India Term Loan bears interest at a rate of 15.1% per annum adjusted every two years based on the prevailing Indian Benchmark Prime Lending Rate (“BPLR”) and is payable in equal quarterly installments of 15,000 INR ($295) over five years.

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

At any time after June 6, 2015, the Company may at its option redeem the Convertible Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of Convertible Notes to be redeemed, plus any accrued and unpaid interest. A holder of Convertible Notes may require the Company to repurchase some or all of the holder’s Convertible Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of June 1, 2015, 2018, 2023, 2028 and 2033 at a price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest, if any, in each case. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.

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

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of March 31, 2012 and 2011, respectively:

	March 31, 2012	March 31, 2011
Principal	$172,500	$172,500
Unamortized discount	(24,228)	(30,663)

Net carrying amount	$148,272	$141,837

Carrying amount of equity component	$29,850	$29,850

As of March 31, 2012, the remaining discount will be amortized over a period of 38 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $6,435, $5,917 and $5,439, respectively, for the fiscal years ended March 31, 2012, 2011 and 2010.

As of March 31, 2012 and 2011, the Company had available and undrawn, under all its lines of credit, $377,230 and $356,447, respectively. Included in the March 31, 2012 and 2011 amounts are $95,340 and $95,049, respectively, of uncommitted lines of credit.

The Company paid $8,933, $16,101 and $16,456, net of interest received, for interest during the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Aggregate maturities of long-term debt (including $24,228 of Convertible Notes discount) are as follows at March 31, 2012:

2013	$2,540
2014	2,450
2015	2,450
2016	254,350
2017	1,567
Thereafter	—

$263,357

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

As of March 31, 2012 and 2011, the Company had $9,108 and $1,150, respectively, of standby letters of credit outstanding under the 2011 Credit Facility and other credit arrangements. As of March 31, 2012 and 2011, the Company had no bank guarantees.

Deferred Financing Fees

In fiscal 2011, in connection with the refinancing of the Company’s previous credit facility, the Company wrote-off $2,308 of unamortized deferred financing fees associated with the previous Credit Facility, and incurred $3,500 in new deferred financing fees.

Deferred financing fees, net of accumulated amortization totaled $4,634 and $5,912 as of March 31, 2012 and 2011, respectively. Amortization expense, relating to deferred financing fees, included in interest expense was $1,278, $1,861, and $1,724 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

9. Leases

The Company’s future minimum lease payments under capital and operating leases that have noncancelable terms in excess of one year at March 31, 2012 are as follows:

	Capital Leases	Operating Leases
2013	$451	$18,268
2014	475	13,478
2015	84	10,108
2016	14	6,981
2017	7	5,008
Thereafter	—	3,588

Total minimum lease payments	1,031	$57,431

Amounts representing interest	101

Net minimum lease payments, including current portion of $409	$930

Rental expense was $31,619, $28,047, and $26,957 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Amortization of capitalized leased assets is included in depreciation expense. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

10. Other Liabilities

Other long-term liabilities consist of the following:

	March 31,
	2012	2011
Pension and profit sharing obligation	$35,804	$29,297
Warranty	22,793	19,788
Long-term income taxes liabilities	13,520	11,320
Deferred income	6,094	3,839
Interest rate swap liabilities	244	5,847
Other	14,013	6,552

Total	$92,468	$76,643

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

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of March 31, 2012 and March 31, 2011 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2012	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(3,872)	$—	$(3,872)	$—
Lead forward contracts	(851)	—	(851)	—
Foreign currency forward contracts	782	—	782	—

Total derivatives	$(3,941)	$—	$(3,941)	$—

	Total Fair Value Measurement March 31, 2011	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(5,847)	$—	$(5,847)	$—
Lead forward contracts	9,575	—	9,575	—
Foreign currency forward contracts	(2,591)	—	(2,591)	—

Total derivatives	$1,137	$—	$1,137	$—

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

The fair value of the Company’s 2011 Credit Facility, the China Term Loan, the India Term Loan and short-term debt approximate their carrying value, as they are variable rate debt and the current terms are comparable to market terms as of the balance sheet dates.

The Convertible Notes, with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On March 31, 2012, the Company’s stock price closed at $34.65 per share. The Convertible Notes have a conversion option at $40.60 per share, and due to current conditions in the financial markets, the Company’s Convertible Notes were trading at 116% of face value on March 31, 2012, and 125% of face value on March 31, 2011. As of March 31, 2012 and 2011, the unamortized discount on the Convertible Notes was $24,228 and $30,663, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at March 31, 2012 and 2011 were as follows:

	March 31, 2012				March 31, 2011
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives(1)	$782		$782		$9,575		$9,575

Financial liabilities:
Convertible Notes	$148,272	(2)	$200,100	(3)	$141,837	(2)	$215,625	(3)
Derivatives(1)	4,723		4,723		8,438		8,438

(1)	Represents interest rate swap agreements, lead and foreign currency hedges (see Note 12 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at March 31, 2012 and March 31, 2011).
(2)	The carrying amounts of the Convertible Notes at March 31, 2012 and March 31, 2011 represent the $172,500 principal value, less the unamortized debt discount (see Note 8).
(3)	The fair value amounts of the Convertible Notes represent the trading values of the Convertible Notes with a principal value of $172,500 at March 31, 2012 and March 31, 2011.

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

Derivatives in Cash Flow Hedging Relationships

Lead Hedge Forward Contracts

The Company enters into lead hedge forward contracts to fix the price for a portion of lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases based on the criteria under FASB guidance. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at March 31, 2012 and 2011 were 60.0 million and 63.4 million pounds, respectively.

Foreign Currency Forward Contracts

The Company purchases lead and other commodities in certain countries where the foreign currency exposure is different from the functional currency of that country. The Company uses foreign currency forward contracts to hedge a portion of the Company’s foreign currency exposures for lead and other commodities purchases so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. Each contract is for a period not extending beyond one year. As of March 31, 2012 and 2011, the Company had entered into a total of $42,121 and $71,930, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $1,784 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Interest Rate Swap Agreements

As of March 31, 2012 and March 31, 2011, the Company maintained interest rate swap agreements that converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. These agreements, which expire between February 2013 and May 2013, no longer qualified for hedge accounting at the end of fiscal 2011 as a result of the refinancing of the Company’s previous credit facility. Changes in the fair value of these agreements of $977 in expense during the twelve months of fiscal 2012 have been recorded in the consolidated statements of income in other (income) expense, net. In fiscal 2011, the changes in the fair value of these agreements were recorded in AOCI.

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables. These are not designated as hedging instruments. The notional amount of these contracts was $11,410 as of March 31, 2012. Net changes in the fair value of these agreements of $106 in expense during the twelve months of fiscal 2012 have been recorded in the consolidated statements of income in other (income) expense, net.

Presented below in tabular form is information on the location and amounts of derivative fair values in the consolidated balance sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments

March 31, 2012 and 2011

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Prepaid and other current assets
Lead hedge forward contracts	$—	$9,575	$—	$—
Foreign currency forward contracts	670	—	112	—
Other assets	30	—	—	—

Total assets	$700	$9,575	$112	$—

Accrued expenses
Interest rate swap agreements	$—	$—	$3,628	$—
Lead hedge forward contracts	881	—	—	—
Foreign currency forward contracts	—	2,591	—	—
Other liabilities
Interest rate swap agreements	—	—	244	5,847

Total liabilities	$881	$2,591	$3,872	$5,847

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the fiscal year ended March 31, 2012

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge forward contracts	$(9,731)	Cost of goods sold	$(831)
Foreign currency forward contracts	(152)	Cost of goods sold	(3,882)

Total	$(9,883)		$(4,713)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss)
Interest rate swap contracts	Other (income) expense, net	$(977)
Foreign currency forward contracts	Other (income) expense, net	(106)

Total		$(1,083)

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the fiscal year ending March 31, 2011

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate swap contracts	$(2,835)	Interest expense	$(6,698)
Lead hedge forward contracts	15,930	Cost of goods sold	6,417
Foreign currency forward contracts	(4,031)	Cost of goods sold	471

Total	$9,064		$190

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss)
Interest rate swap contracts	Charges related to refinancing	$(5,847)

Total		$(5,847)

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the fiscal year ending March 31, 2010

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate swap contracts	$(3,141)	Interest expense	$(7,059)
Lead hedge forward contracts	9,844	Cost of goods sold	11,973
Foreign currency forward contracts	2,679	Cost of goods sold	428

Total	$9,382		$5,342

13. Income Taxes

Income tax expense is composed of the following:

	Fiscal year ended March 31,
	2012	2011	2010
Current:
Federal	$30,459	$24,232	$9,000
State	3,778	2,736	(981)
Foreign	16,282	14,114	9,957

Total current	50,519	41,082	17,976
Deferred:
Federal	(1,609)	(1,358)	4,678
State	(962)	2,010	852
Foreign	(656)	(3,716)	1,445

Total deferred	(3,227)	(3,064)	6,975

Income tax expense	$47,292	$38,018	$24,951

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2012	2011	2010
United States	$87,597	$57,710	$37,418
Foreign	103,662	93,734	49,837

Earnings before income taxes	$191,259	$151,444	$87,255

Income taxes paid by the Company for the fiscal years ended March 31, 2012, 2011 and 2010 were $38,482, $41,800 and $22,553, respectively.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2012	2011
Deferred tax assets:
Accounts receivable	$1,111	$1,304
Inventories	6,707	6,669
Net operating loss carryforwards	71,773	78,236
Accrued liabilities	26,997	22,061
Other assets	10,228	9,200

Gross deferred tax assets	116,816	117,470
Less valuation allowance	(56,359)	(63,617)

Total deferred tax assets	60,457	53,853
Deferred tax liabilities:
Property, plant and equipment	30,957	31,945
Other intangible assets	46,628	43,440
Convertible Notes	21,616	20,727
Other liabilities	2,400	4,992

Total deferred tax liabilities	101,601	101,104

Net deferred tax liabilities	$(41,144)	$(47,251)

The Company has approximately $11,139 in United States federal net operating loss carryforwards, approximately $3,375 of which are limited by Section 382 of the Internal Revenue Code, that begin to expire in the year ending 2023. The Company has approximately $235,000 of net operating loss carryforwards at March 31, 2012 that relate to the Company’s foreign subsidiaries. Some of these net operating loss carryforwards have an unlimited life, while others expire at various times over the next 20 years. In addition, the Company also had approximately $45,559 of net operating loss carryforwards for state tax purposes that expire at various times over the next 20 years.

The Company has recorded a valuation allowance against certain federal net operating losses that are limited by Section 382. As of March 31, 2012 and 2011 these valuation allowances were $793 and $5,432, respectively. Of the decrease, $2,477 was recorded as a tax benefit primarily as a result of increasing the ownership in a domestic joint venture, and $2,162 was offset by a corresponding decrease to the net operating loss deferred tax asset due to the statutory limit on net operating loss usage pursuant to Section 382. The Company has also recorded a valuation allowance for net deferred tax assets in certain foreign and state tax jurisdictions, primarily related to net operating loss carryforwards, due to the significant losses incurred in these tax jurisdictions. As of March 31, 2012 and 2011 the valuation allowance associated with certain foreign tax jurisdictions was $53,206 and $55,738, respectively. As of March 31, 2012 and 2011 the valuation allowance associated with the state tax jurisdictions was $2,360 and $2,447, respectively. During the fiscal years ended March 31, 2012 and 2011, the Company recorded tax benefits of $2,940 and $2,498, respectively, due to the utilization of net operating loss carryforwards in certain foreign subsidiaries.

A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31,
	2012	2011	2010
United States statutory income tax expense (at 35%)	$66,962	$53,005	$30,539
Increase (decrease) resulting from:
State income taxes, net of federal effect	1,592	3,035	(116)
Nondeductible expenses, domestic manufacturing deduction and other	1,587	(1,848)	3,799
Effect of foreign operations	(20,028)	(14,841)	(9,253)
Valuation allowance	(2,821)	(1,333)	(18)

Income tax expense	$47,292	$38,018	$24,951

The effective income tax rate was 24.7% in fiscal 2012, compared to 25.1% in fiscal 2011 and 28.6% in fiscal 2010.

At March 31, 2012, the Company has not recorded United States income or foreign withholding taxes on approximately $494,000 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts permanently invested overseas. It is not practical to calculate the income tax expense that would result upon repatriation of these earnings.

The Company recognizes and measures uncertain tax positions taken, or expected to be taken, in a tax return in accordance with FASB guidance on accounting for uncertainty in income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits under FASB guidance is as follows:

March 31, 2009	$13,305
Increases related to current year tax positions	919
Increases related to prior year tax positions due to foreign currency translation	5
Decreases related to prior year tax position settled	(2,940)
Lapse of statute of limitations	(539)

March 31, 2010	10,750
Increases related to current year tax positions	2,896
Increases related to prior year tax positions	324
Increases related to prior year tax positions due to foreign currency translation	122
Decreases related to prior year tax position settled	(3,145)
Lapse of statute of limitations	(302)

March 31, 2011	10,645
Increases related to current year tax positions	5,032
Increases related to prior year tax positions	182
Increases related to prior year tax positions due to foreign currency translation	(28)
Decreases related to prior year tax position settled	—
Lapse of statute of limitations	(2,886)

March 31, 2012	$12,945

All of the balance of unrecognized tax benefits at March 31, 2012 and 2011, if recognized, would be included in the Company’s consolidated statements of income and have a favorable impact on both the company’s statements of income and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

The Company anticipates that it is reasonably possible that a portion of the March 31, 2012 balance of the unrecognized tax benefits could be recognized within the next twelve months due to the expiration of the relevant statutes of limitations. An estimate of the range of the adjustments cannot be made at this time.

The Company recognizes tax related interest and penalties in income tax expense in its consolidated statements of income. As of March 31, 2012 and 2011, the Company had an accrual of $575 and $675, respectively, for interest and penalties.

14. Retirement Plans

Defined Benefit Plans

The Company provides retirement benefits to substantially all eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2012, 2011, and 2010, includes the following components:

	United States Plans			International Plans
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2012	2011	2010	2012	2011	2010
Service cost	$285	$250	$224	$645	$603	$621
Interest cost	668	646	635	2,504	2,503	2,520
Expected return on plan assets	(706)	(624)	(491)	(1,787)	(1,615)	(1,256)
Amortization and deferral	238	248	458	32	53	(43)

Net periodic benefit cost	$485	$520	$826	$1,394	$1,544	$1,842

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2012	2011	2012	2011
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$11,903	$10,992	$48,881	$46,851
Service cost	285	250	645	603
Interest cost	668	646	2,504	2,503
Benefits paid, inclusive of plan expenses	(615)	(581)	(1,709)	(1,481)
Plan settlements	—	—	(40)	—
Plan amendments	—	108	—	817
Plan combinations (including newly material plans)	—	—	—	337
Experience (gain) loss	1,799	488	5,442	(3,366)
Foreign currency translation adjustment	—	—	(1,828)	2,617

Benefit obligation at the end of the period	$14,040	$11,903	$53,895	$48,881

	United States Plans		International Plans
	March 31,		March 31,
	2012	2011	2012	2011
Change in plan assets
Fair value of plan assets at the beginning of the period	$8,746	$7,859	$25,779	$22,712
Actual return on plan assets	420	1,102	1,555	1,751
Employer contributions	641	366	1,505	1,424
Benefits paid, inclusive of plan expenses	(615)	(581)	(1,709)	(1,481)
Plan settlements	—	—	(40)	—
Foreign currency translation adjustments	—	—	(148)	1,373

Fair value of plan assets at the end of the period	$9,192	$8,746	$26,942	$25,779

Funded status deficit	$(4,848)	$(3,157)	$(26,953)	$(23,102)

	March 31,
	2012	2011
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$260	$2,513
Accrued expenses	(1,309)	(1,369)
Other liabilities	(30,752)	(27,403)

	$(31,801)	$(26,259)

The following table represents pension components (before tax) and related changes (net of tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2012, 2011 and 2010:

	March 31,
	2012	2011	2010
Amounts recorded in AOCI before taxes:
Prior service credit (cost)	$(922)	$(1,054)	$(132)
Net gain (loss)	(11,176)	(3,712)	(7,344)

Net amount recognized	$(12,098)	$(4,766)	$(7,476)

	March 31,
	2012	2011	2010
Changes in plan assets and benefit obligations:
New prior service cost	$—	$905	$—
Net loss /(gain) arising during the year	7,757	(3,505)	753
Effect of exchange rates on amounts included in AOCI	(176)	151	40
Amounts recognized as a component of net periodic benefit costs:
Amortization or curtailment recognition of prior service credit /(cost)	(83)	(62)	(142)
Amortization or settlement recognition of net gain/(loss)	(187)	(250)	(333)

Total recognized in other comprehensive income	$7,311	$(2,761)	$318

The amounts included in AOCI as of March 31, 2012 that are expected to be recognized as components of net periodic pension cost during the fiscal year ended March 31, 2013 are as follows:

Net loss	$(81)
Net prior service cost	(534)

Net amount expected to be recognized	$(615)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year follows:

	United States Plans		International Plans
	March 31,		March 31,
	2012	2011	2012	2011
All defined benefit plans:
Accumulated benefit obligation	$14,040	$11,903	$50,416	$46,225
Unfunded defined benefit plans:
Projected benefit obligation	—	—	26,892	25,533
Accumulated benefit obligation	—	—	25,508	24,413
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	14,040	11,903	28,003	25,560
Accumulated benefit obligation	14,040	11,903	26,445	24,440
Fair value of plan assets	9,192	8,746	789	—

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the US and International plans were as follows:

	United States Plans			International Plans
	March 31,			March 31,
	2012	2011	2010	2012	2011	2010
Discount rate	5.7%	6.0%	6.5%	4.0-5.5%	4.3-6.0%	3.8-6.0%
Expected return on plan assets	8.0	8.0	8.0	5.5-7.0	5.5-7.0	5.5-7.0
Rate of compensation increase	N/A	N/A	N/A	2.0-4.0	2.0-3.5	2.0-3.5

Significant assumptions used to determine the projected benefit obligations for the US and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2012	2011	2012	2011
Discount rate	4.8%	5.7%	2.5-5.5%	4.0-5.5%
Expected return on plan assets	8.0	8.0	5.5-7.0	5.5-7.0
Rate of compensation increase	N/A	N/A	2.0-4.0	2.0-4.0

N/A = not applicable

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

In connection with a past acquisition, the Company had assumed defined benefit plans in Germany and France. These plans have no assets, while their benefit obligations were $22,874 and $21,706 as of March 31, 2012 and 2011, respectively. Other salary and hourly employees are provided benefits in accordance with governmental regulatory requirements.

The following table represents our pension plan investments measured at fair value as of March 31, 2012 and 2011 and the basis for that measurement:

	March 31, 2012
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash and Cash Equivalents	$868	$868	$—	$—	$—	$—	$—	$—
Equity Securities
US(a)	5,067	5,067	—	—	2,742	2,742	—	—
International(b)	837	837	—	—	14,728	14,728	—	—
Fixed Income(c)	2,420	2,420	—	—	9,472	9,472	—	—

Total	$9,192	$9,192	$—	$—	$26,942	$26,942	$—	$—

	March 31, 2011
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Cash and Cash Equivalents	$528	$528	$—	$—	$—	$—	$—	$—
Equity Securities
US(a)	4,839	4,839	—	—	2,521	2,521	—	—
International(b)	840	840	—	—	13,600	13,600	—	—
Fixed Income(c)	2,539	2,539	—	—	9,658	9,658	—	—

Total	$8,746	$8,746	$—	$—	$25,779	$25,779	$—	$—

The fair values presented above were determined based on valuation techniques categorized as follows:

•	Level one: The use of unadjusted quoted prices in active markets for identical instruments.

•

Level two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

•	Level three: The use of significant unobservable inputs and that typically require the use of management’s estimates of assumptions that market participants would use in pricing.

(a)	US equities include companies that are well diversified by industry sector and equity style (i.e., growth and value strategies). Active and passive management strategies are employed. Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.

(b)	International equities are invested in companies that are traded on exchanges outside the U.S. and are well diversified by industry sector, country and equity style. Active and passive strategies are employed. The vast majority of the investments are made in companies in developed markets with a small percentage in emerging markets.

(c)	Fixed income consists primarily of investment grade bonds from diversified industries.

The Company expects to make cash contributions of approximately $2,571 to its pension plans in fiscal year 2013.

Estimated future benefit payments under the Company’s pension plans are as follows:

Pension Benefits
2013	$2,173
2014	2,319
2015	2,445
2016	2,674
2017	2,993
Years 2018-2022	17,281

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

Employer expenses for the 401(k) plan and the Amended U.K. Plan for the fiscal years ended March 31, 2012, 2011 and 2010 were $5,146, $5,025 and $3,909, respectively.

15. Stockholders’ Equity

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2012 and 2011, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following demonstrates the change in the number of shares of common stock outstanding during fiscal 2012:

Shares outstanding as of March 31, 2011	50,034,353
Repurchase of common shares	(2,646,885)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	412,661

Shares outstanding as of March 31, 2012	47,800,129

Treasury Stock

In fiscal 2012, the Company purchased 2,646,885 shares of its common stock for $58,383 from institutional shareholders and recorded the same as treasury stock. Treasury stock as of March 31, 2012 and 2011 was $78,183 and $19,800, respectively.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
March 31, 2012
Pension funded status adjustment	$(3,512)	$(7,311)	$1,841	$(5,470)	$(8,982)
Unrealized gain (loss) on derivative instruments	4,436	(5,170)	1,909	(3,261)	1,175
Foreign currency translation adjustment	114,256	(32,356)	—	(32,356)	81,900

Accumulated other comprehensive income	$115,180	$(44,837)	$3,750	$(41,087)	$74,093

March 31, 2011
Pension funded status adjustment	$(5,479)	$2,761	$(794)	$1,967	$(3,512)
Unrealized gain (loss) on derivative instruments	(5,034)	14,721	(5,251)	9,470	4,436
Foreign currency translation adjustment	77,717	36,539	—	36,539	114,256

Accumulated other comprehensive income	$67,204	$54,021	$(6,045)	$47,976	$115,180

March 31, 2010
Pension funded status adjustment	$(4,794)	$(318)	$(367)	$(685)	$(5,479)
Unrealized gain (loss) on derivative instruments	(7,660)	4,047	(1,421)	2,626	(5,034)
Foreign currency translation adjustment	46,509	31,208	—	31,208	77,717

Accumulated other comprehensive income	$34,055	$34,937	$(1,788)	$33,149	$67,204

16. Secondary Offerings of Common Shares

In fiscal 2011 and 2010, certain of the Company’s stockholders sold 2,845,869 and 3,200,000 shares of the Company’s common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 19, 2008.

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

There were no secondary offerings in fiscal 2012.

17. Stock-Based Compensation

As of March 31, 2012, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserves 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market share units and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2010 EIP. Shares subject to awards that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of an award shall not count against the limit described above, and only the number of shares delivered in the settlement of stock appreciation rights shall count against the limit.

At March 31, 2012, 2,872,490 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

Non-qualified stock options have been granted to employees under the equity incentive plans at prices not less than the fair market value of the shares on the dates the options were granted. Options issued in fiscal 2010 vest over a three-year or six-month period. Options become exercisable in equal installments over the vesting period. No non-qualified stock options were granted in fiscal 2012 or 2011. Options generally expire in 10 years, however options vesting in six months expire in 3 1/2 years.

The weighted average fair value of options granted in fiscal 2010 were $8.35 and $5.15, and were determined using the following assumptions:

	2010	2010
	10 Year Options	3.5 Year Options
Exercise price	$16.20	$16.24
Risk-free interest rate	2.01%	0.93%
Dividend yield	0%	0%
Expected life	5years	2years
Expected volatility	56.6%	56.6%
Weighted average fair value	$8.35	$5.15

For fiscal 2012, 2011 and 2010, the Company recognized $1,092 ($822 net of taxes), $2,333 ($1,844 net of taxes) and $2,993 ($2,095 net of taxes), respectively, of stock-based compensation expense associated with the stock option grants.

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2009	2,643,175	4.2	$16.70	$1,752
Granted	539,506		16.21	—
Exercised	(667,862)		12.22	7,125
Canceled	(83,586)		21.43	522

Options outstanding as of March 31, 2010	2,431,233	4.0	$17.69	$19,191
Exercised	(1,415,391)		15.34	18,482
Canceled	(155,063)		29.32	9

Options outstanding as of March 31, 2011	860,779	6.2	$19.52	$17,129
Exercised	(227,116)		15.82	3,691

Options outstanding as of March 31, 2012	633,663	6.1	$20.85	$8,879

Options exercisable as of March 31, 2012	523,626	5.9	$21.82	$6,826

Options expected to vest after March 31, 2012	110,037	7.1	$16.20	$2,053

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10.01-15.00	65,954	3.1	$14.12	65,954	$14.12
$15.01-20.00	361,661	6.6	16.75	251,624	16.99
Over $20.00	206,048	6.1	30.19	206,048	30.19

	633,663	6.1	$20.85	523,626	$21.82

A summary of the status of the Company’s non-vested options as of March 31, 2012, and changes during the year ended March 31, 2012, is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2011	357,903	$8.70
Vested	(247,866)	9.06

Nonvested at March 31, 2012	110,037	$7.87

Restricted Stock Units and Market Share Units

In fiscal 2012, the Company granted to non-employee directors 35,632 deferred restricted stock units at the market price of $22.45 per restricted stock unit at the date of grant. The fiscal 2012 non-employee director awards vested immediately upon the date of grant and the payment of shares of common stock under this grant are payable upon such director’s termination of service as a director. In fiscal 2011, the Company granted to non-employee directors 21,248 restricted stock units at the market price of $22.59 per restricted stock unit at the date of grant. The fiscal 2011 non-employee director awards vested thirteen months following the date of grant.

In fiscal 2012, the Company granted to management and other key employees 95,026 restricted stock units at the market price on that date of $35.79 per share and 224,397 market share units at the fair market value on that date of $48.36 per share. Restricted stock units are granted at the market price of the Company’s common stock on the date of grant and vest and are settled in common stock 25% per year over a four-year period from the date of grant. Also, in fiscal 2012, the Company granted 9,340 restricted stock units, at various fair values, under deferred compensation plans.

Market share units are granted at fair value on the date of grant and vest and are settled in common stock on the third anniversary of the date of grant. Market share units are converted into between zero and two shares of common stock for each unit granted at the end of a three-year performance cycle. The conversion ratio is calculated by dividing the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the vesting date by the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the grant date, with the resulting quotient capped at two. This quotient is then multiplied by the number of market share units granted to yield the number of shares of common stock to be delivered on the vesting date. The fair value of the market share units granted in fiscal 2012 was estimated at the date of grant using a binomial lattice model with the following assumptions: a risk-free interest rate of 0.93%, dividend yield of zero, time to maturity of 3 years and expected volatility of 45.5%.

In fiscal 2011, the Company granted to management and other key employees 291,701 restricted stock units at the market price on that date of $25.67 per share and 124,091 market share units at the fair market value on that date of $34.45 per share. These restricted stock units are granted at the fair market value of the Company’s common stock on the date of grant and vest 25% per year over a four-year period from the date of grant. The fair value of the market share units granted in fiscal 2011 was estimated at the date of grant using a binomial lattice model with the following assumptions: a risk-free interest rate of 1.30%, dividend yield of zero, time to maturity of 3 years and expected volatility of 43.0%.

A summary of the changes in restricted stock units and market share units awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2012 is presented below:

	Restricted Stock Units (RSU) / Market Share Units (MSU)
	Number of RSU and MSU	Weighted Average Grant Date Fair Value
Non-vested awards as of March 31, 2011	865,392	$23.97
Granted	364,395	40.76
Vested	(259,151)	22.28
Canceled	(6,833)	11.49

Non-vested awards as of March 31, 2012	963,803	$30.84

The Company recognized equity-based compensation expense related to the vesting of restricted stock units and market share units of approximately $10,493, with a related tax benefit of $2,599 for fiscal 2012, $6,723, with a related tax benefit of $1,659 for fiscal 2011 and $3,968, with a related tax benefit of $1,190 for fiscal 2010.

All Award Plans

As of March 31, 2012, unrecognized compensation expense associated with the non-vested incentive awards outstanding was $18,451 and is expected to be recognized over a weighted average period of nineteen months.

18. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share.

	March 31,
	2012	2011	2010
Net earnings attributable to EnerSys stockholders	$144,003	$113,426	$62,304

Average common shares:
Basic (weighted-average outstanding shares)	48,748,205	49,376,132	48,122,207
Dilutive potential common shares from exercise and lapse of equity awards, net of shares assumed reacquired	467,830	668,114	711,888

Diluted (weighted-average outstanding shares)	49,216,035	50,044,246	48,834,095

Basic earnings per common share attributable to EnerSys stockholders	$2.95	$2.30	$1.29

Diluted earnings per common share attributable to EnerSys stockholders	$2.93	$2.27	$1.28

Anti-dilutive equity awards not included in weighted average common shares—diluted	221,097	—	383,696

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $172,500 Convertible Notes which the Company issued in May 2008, is approximately 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during fiscal 2012, 2011 and 2010, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

19. Commitments, Contingencies and Litigation

Litigation and Other Legal Matters

The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows.

In fiscal 2009, the Court of Commerce in Lyon, France ruled that the Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. The Company’s portion of damages was assessed at €2,700 or $4,200 which was duly recorded and paid by the Company, but the ruling was appealed. In a subsequent ruling by the Court of Appeal of Lyon, France, the portion of damages was reduced, entitling the Company to a refund of the monies paid of €671 or $900 which has been recorded and collected in the second quarter of fiscal 2012. The Company further appealed the ruling to the French Supreme Court, which on March 14, 2012, ruled in the Company’s favor and ordered the case back to the Court of Appeal of Lyon to further review certain aspects of the original decision in the case, including the assessment of damages.

Environmental Issues

As a result of its operations, the Company is subject to various federal, state and local, as well as international environmental laws and regulations and is exposed to the costs and risks of registering, handling, processing, storing, transporting, and disposing of hazardous substances, especially lead and acid. The

Company’s operations are also subject to federal, state, local and international occupational safety and health regulations, including laws and regulations relating to exposure to lead in the workplace.

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and is separate from the Company’s current metal fabrication facility in Sumter. The Company has established a reserve for this facility. As of March 31, 2012 and 2011, the reserves related to this facility totaled $2,995 and $3,279, respectively. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.

In September 2011, the Company’s facility in Jiangsu Province, China, was closed by government authorities for an environmental review. After completion of the review, the government authorities allowed the plant to reopen in November 2011 on a conditional basis, with the understanding that the Company would work with the assistance of the government agencies, to relocate to a more preferable location.

Collective Bargaining

At March 31, 2012, the Company had approximately 9,200 employees. Of these employees, approximately 40% were covered by collective bargaining agreements. The average term of these agreements is two years, with the longest term being four years. These agreements expire over the period from calendar years 2012 to 2014.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at March 31, 2012 and 2011, the Company hedged the price to purchase approximately 60.0 million and 63.4 million pounds of lead, respectively, for a total purchase price of $56,610 and $68,212, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The maturity period of these contracts is less than one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $53,531 and $82,829, respectively, of foreign currency forward contracts with financial institutions as of March 31, 2012 and 2011.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. At March 31, 2012 and March 31, 2011, such agreements, which expire between February 2013 and May 2013, converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

20. Restructuring Plans

The Company has acquisition related restructuring plans and non-acquisition related restructuring plans and bases its restructuring accounting and disclosures on the applicable accounting guidance. As a result, charges to net earnings were made in the periods in which restructuring plan liabilities were incurred.

Acquisition related restructuring plan

In fiscal 2010, the Company acquired the stock of OEB Traction Batteries and certain operating assets and liabilities of the reserve power battery business of Accu Holding AG and its Swedish sales subsidiary (all collectively referred to as “Oerlikon”). The Company completed the process of closing the two manufacturing facilities of Oerlikon during the third quarter of fiscal 2011, which resulted in the reduction of approximately 100 employees. The Company recorded restructuring charges related to this plan of $4,526 in fiscal 2010 through fiscal 2012. This plan has been completed as of March 31, 2012.

A roll-forward of the acquisition related restructuring reserve is as follows:

	Employee Severance	Plant Closure and Other	Total
Balance at March 31, 2009	$—	$—	$—
Accrued	1,269	—	1,269
Costs incurred	—	—	—
Foreign currency impact and other	23	—	23

Balance at March 31, 2010	$1,292	$—	$1,292
Accrued	108	2,438	2,546
Costs incurred	(1,107)	(2,313)	(3,420)
Foreign currency impact and other	(36)	21	(15)

Balance at March 31, 2011	$257	$146	$403
Accrued	81	630	711
Costs incurred	(338)	(776)	(1,114)

Balance at March 31, 2012	$—	$—	$—

Non-acquisition related restructuring plans

In February and May 2009, the Company announced a plan to restructure certain of its European and American operations, which resulted in a reduction of approximately 470 employees upon completion across its operations. These actions were primarily in Europe and included charges for employee-related severance payments and asset impairments, the most significant of which was the closure of its leased Italian manufacturing facility and the opening of a new Italian distribution center. The Company recorded restructuring charges of $31,894 in fiscal 2009 through fiscal 2011, with $105 of additional charges offset by a favorable accrual adjustment of $246 during fiscal 2012. The Company incurred $2,270 of costs against the accrual during fiscal 2012. This plan has been completed as of March 31, 2012.

During fiscal 2011, the Company announced a further restructuring of its European operations, which will result in the reduction of approximately 60 employees upon completion across its operations. The Company estimates that the total charges for these actions will amount to approximately $5,200, primarily from cash expenses for employee severance-related payments and site closure costs. Based on commitments incurred to date, the Company recorded restructuring charges of $3,830 in fiscal 2011, with $1,783 of additional charges, offset by a favorable accrual adjustment of $435 related to the fiscal 2011 plan recorded in fiscal 2012. The Company incurred $1,316 of costs against the accrual during fiscal 2011, with an additional $3,263 of costs incurred during fiscal 2012. As of March 31, 2012, the reserve balance associated with these actions is $556. The Company does not expect to be committed to significant additional restructuring charges in fiscal 2013 related to these actions.

During fiscal 2012, the Company announced restructuring plans related to its operations in Europe, primarily consisting of the transfer of manufacturing of select products between certain of its manufacturing operations and restructuring of its selling, general and administrative operations, which is expected to result in the reduction of approximately 80 employees upon completion. The Company estimates that the total charges for these actions will amount to approximately $4,200, primarily from cash expenses for employee severance-related payments. During fiscal 2012, the Company recorded restructuring charges of $3,070 and incurred $2,433 of costs against the accrual. As of March 31, 2012, the reserve balance associated with these actions is $630. The Company expects to be committed to an additional $1,100 of restructuring charges in fiscal 2013 related to these actions.

A roll-forward of the non-acquisition related restructuring reserve is as follows:

	Employee Severance	Plant Closure and Other	Total
Balance at March 31, 2009	$10,289	$—	$10,289
Accrued	10,107	2,263	12,370
Costs incurred	(13,276)	(2,263)	(15,539)
Foreign currency impact and other	362	—	362

Balance at March 31, 2010	$7,482	$—	$7,482
Accrued	4,267	—	4,267
Costs incurred	(6,945)	—	(6,945)
Foreign currency impact and other	116	—	116

Balance at March 31, 2011	$4,920	$—	$4,920
Accrual adjustment	(681)	—	(681)
Accrued	4,958	—	4,958
Costs incurred	(7,966)	—	(7,966)
Foreign currency impact and other	(45)	—	(45)

Balance at March 31, 2012	$1,186	$—	$1,186

21. Warranty

The Company provides for estimated product warranty expenses when the related products are sold and are included within accrued expenses and other liabilities. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties is as follows:

Balance at March 31, 2009	$30,914
Current year provisions	13,123
Costs incurred	(13,283)
Foreign exchange and other	985

Balance at March 31, 2010	$31,739
Current year provisions	20,565
Costs incurred	(17,499)
Foreign exchange and other	1,201

Balance at March 31, 2011	$36,006
Current year provisions	26,841
Costs incurred	(20,185)
Foreign exchange and other	(595)

Balance at March 31, 2012	$42,067

22. Other (Income) Expense, Net and Charges Related to Refinancing

Other (income) expense, net consists of the following:

	Fiscal Years Ended March 31,
	2012	2011	2010
Foreign exchange transaction losses	$1,483	$732	$3,045
Secondary offering fees	—	615	150
Other	1,585	830	1,189

Total	$3,068	$2,177	$4,384

Charges related to refinancing:

	Fiscal Years Ended March 31,
	2012	2011	2010
Charges related to refinancing	$—	$8,155	$—

In fiscal 2011, the Company incurred charges of $8,155 in connection with the refinancing of the Company’s previous credit facility. These charges included $2,308 in write offs of deferred financing fees and $5,847 of losses from discontinuing hedge accounting for the interest rate swap agreements.

23. Operations by Industry Segment and Geographic Area

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

Summarized financial information related to the Company’s business segments at March 31, 2012, 2011 and 2010 and for each of the fiscal years then ended is shown below.

	Fiscal Years Ended March 31,
	2012	2011	2010
Net sales by segment to unaffiliated customers
Europe	$995,431	$890,313	$741,975
Americas	1,082,747	896,629	700,297
Asia	205,191	177,520	137,113

Total net sales	$2,283,369	$1,964,462	$1,579,385

Net sales by product line
Reserve power	$1,092,734	$970,480	$820,526
Motive power	1,190,635	993,982	758,859

Total net sales	$2,283,369	$1,964,462	$1,579,385

Intersegment sales
Europe	$75,652	$55,586	$37,449
Americas	38,115	42,141	24,848
Asia	21,182	21,349	13,237

Total intersegment sales(1)	$134,949	$119,076	$75,534

Operating earnings
Europe	$63,872	$55,643	$17,649
Americas	138,894	124,515	87,156
Asia	12,133	10,469	20,502
Legal proceedings settlement income (Europe)	900	—	—
Restructuring charges (Europe)	(4,988)	(6,813)	(13,212)
Restructuring charges (Americas)	—	—	(717)
Bargain purchase gain (Europe)	—	—	2,919

Total operating earnings(2)	$210,811	$183,814	$114,297

Property, plant and equipment, net
Europe	$161,854	$169,056	$156,953
Americas	144,701	142,263	138,217
Asia	46,660	33,066	19,971

Total	$353,215	$344,385	$315,141

Capital Expenditures
Europe	$21,631	$22,034	$20,624
Americas	20,862	22,368	21,089
Asia	6,450	15,538	3,398

Total	$48,943	$59,940	$45,111

Depreciation and Amortization
Europe	$25,451	$21,564	$22,348
Americas	21,466	19,842	19,189
Asia	3,443	2,987	3,314

Total	$50,360	$44,393	$44,851

(1)	Intersegment sales are presented on a cost plus basis which takes into consideration the effect of transfer prices between legal entities.
(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sale approval and acceptance. Sales to customers in the United States were 42.6%, 41.3% and 40.4% for fiscal years ended March 31, 2012, 2011 and 2010, respectively. No single country, outside the United States, exceeded 10% of consolidated net sales, and therefore deemed not material for separate disclosure.

24. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2012 ended on July 3, 2011, October 2, 2011, January 1, 2012, and March 31, 2012, respectively. The four quarters in fiscal 2011 ended on July 4, 2010, October 3, 2010, January 2, 2011, and March 31, 2011, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2012
Net sales	$569,229	$547,140	$574,246	$592,754	$2,283,369
Gross profit	121,971	114,395	130,876	145,463	512,705
Operating earnings(1)	48,715	42,440	53,777	65,879	210,811
Net earnings	33,496	28,289	36,859	45,323	143,967
Net earnings attributable to EnerSys stockholders	33,496	28,289	36,859	45,359	144,003
Net earnings per common share attributable to EnerSys stockholders—basic	$0.67	$0.57	$0.77	$0.95	$2.95
Net earnings per common share attributable to EnerSys stockholders—diluted	$0.66	$0.57	$0.77	$0.94	$2.93
Fiscal year ended March 31, 2011
Net sales	$434,969	$472,843	$508,596	$548,054	$1,964,462
Gross profit	96,614	110,721	117,900	124,609	449,844
Operating earnings(2)	37,480	44,496	48,320	53,518	183,814
Net earnings(3)	23,027	26,549	33,759	30,091	113,426
Net earnings attributable to EnerSys stockholders	23,027	26,549	33,759	30,091	113,426
Net earnings per common share attributable to EnerSys stockholders—basic	$0.47	$0.54	$0.68	$0.60	$2.30
Net earnings per common share attributable to EnerSys stockholders—diluted	$0.47	$0.53	$0.67	$0.59	$2.27

(1)	Included in Operating earnings were restructuring charges of $410, $902, $1,440 and $2,236 for the first, second, third and fourth quarters of fiscal 2012, respectively. Operating earnings also included a legal proceedings settlement income of $900, in the second quarter of fiscal 2012.
(2)	Included in Operating earnings were restructuring charges of $723, $2,750, $1,754 and $1,586 for the first, second, third and fourth quarters of fiscal 2011, respectively.
(3)	Included in Net earnings of fiscal 2011 were charges related to refinancing of $8,155 in the fourth quarter of fiscal 2011.

25. Subsequent Events

On May 14, 2012, under the Company’s 2010 Equity Incentive Plan, the Company granted 223,224 restricted stock units, which vest 25% each year over four years from the date of grant, and 292,123 market share units, which vest three years from the date of grant.

SCHEDULE II

EnerSys

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Purchase accounting adjustments	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2010	$7,978	$2,712	$(1,257)	$—	$446	$9,879
Fiscal year ended March 31, 2011	9,879	1,513	(1,673)	—	828	10,547
Fiscal year ended March 31, 2012	10,547	1,395	(2,012)	—	92	10,022

Allowance for inventory valuation:
Fiscal year ended March 31, 2010	$16,725	$1,704	$(7,437)	$—	$686	$11,678
Fiscal year ended March 31, 2011	11,678	8,329	(5,361)	—	406	15,052
Fiscal year ended March 31, 2012	15,052	7,659	(7,657)	—	(223)	14,831

Deferred tax asset—valuation allowance:
Fiscal year ended March 31, 2010	$57,397	$894	$(2,896)	$—	$2,987	$58,382
Fiscal year ended March 31, 2011	58,382	825	(2,444)	5,340	1,514	63,617
Fiscal year ended March 31, 2012	63,617	2,457	(7,528)	1,124	(3,311)	56,359

(1)	Primarily the impact of currency changes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting.”

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes substantially all of our businesses. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,944,029	(1)	$20.85	(2)	2,525,927
Equity compensation plans not approved by security holders	—		—		—

Total	1,944,029		$20.85		2,525,927

(1)	Assumes a 200% payout of market share units.
(2)	Awards of restricted stock units, market share units and deferred stock units and stock units held in both the EnerSys Voluntary Deferred Compensation Plan for Non-Employee Directors and the EnerSys Voluntary Deferred Compensation Plan for Executives were not included in calculating the weighted-average exercise price as they will be settled in shares of common stock for no consideration.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance,” and “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section entitled “Audit Committee Report” of the Proxy Statement to be filed no later than 120 days after the fiscal year end.

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

(b) The following documents are filed herewith as exhibits:

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

4.2	First Supplemental Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

10.1	Credit Agreement, dated as of June 27, 2008, among EnerSys, Bank of America, N.A., as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, Goldman Sachs Credit Partners L.P., RZB Finance LLC and PNC Bank, National Association, as Co-Documentation Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 30, 2008).

10.2	Credit Agreement, dated as of March 29, 2011, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on March 29, 2011).

10.3	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.4	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on January 16, 2007).

Exhibit Number	Description of Exhibit
10.5	Waiver and Amendment Agreement to Euro 25,000,000 Credit Agreement, among EnerSys Holdings (Luxembourg) S.a.r.l., EnerSys, EnerSys Capital, Inc. and Intesa Sanpaolo S.p.A., as Facility Agent and lender (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 19, 2008).

10.6	Amendment and Supplemental Facility Agreement to the Company’s Euro 25 Million Credit Facility Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on February 4, 2009).

10.7	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.10	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.11	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.12	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.13	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.14	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.16	Employment Agreement, dated as of July 1, 2007 between EH Europe GmbH and Raymond R. Kubis (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2007).

10.17	Severance Agreement, dated as of May 26, 2011 between EnerSys and Michael J. Schmidtlein (filed herewith).

Exhibit Number	Description of Exhibit
10.18	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.20	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.21	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.22	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.23	Form of 2010 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 16, 2010).

10.24	EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26th, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.25	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.26	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.27	Form of Stock Option Agreement (four year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.28	Form of Stock Option Agreement (three year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.29	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.30	Form of Restricted Stock Unit Agreement - Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.31	Form of Restricted Stock Unit Agreement - Employees – 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.32	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.33	Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.34	Form of Restricted Stock Unit Agreement – Employees and Senior Executives – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

Exhibit Number	Description of Exhibit
10.35	Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.36	Form of Deferred Stock Unit Agreement - Non-Employee Directors – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.37	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on November 9, 2010).

10.38	Form of Stock Option Agreement (six month vesting) (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 18 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with FASB guidance for calculating earnings per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ JOHN D. CRAIG
Date: May 25, 2012		John D. Craig Chairman, President and Chief Executive Officer

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

Name	Title	Date

/s/ JOHN D. CRAIG John D. Craig	Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)	May 25, 2012

/s/ MICHAEL J. SCHMIDTLEIN Michael J. Schmidtlein	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	May 25, 2012

/s/ KERRY M. KANE Kerry M. Kane	Vice President and Corporate Controller (Principal Accounting Officer)	May 25, 2012

/s/ HWAN-YOON F. CHUNG Hwan-yoon F. Chung	Director	May 25, 2012

/S/ SEIFI GHASEMI Seifi Ghasemi	Director	May 25, 2012

/s/ HOWARD I. HOFFEN Howard I. Hoffen	Director	May 25, 2012

/s/ ARTHUR T. KATSAROS Arthur T. Katsaros	Director	May 25, 2012

Name	Title	Date

/s/ JOHN F. LEHMAN John F. Lehman	Director	May 25, 2012

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED) General Robert Magnus, USMC (Retired)	Director	May 25, 2012

/s/ DENNIS S. MARLO Dennis S. Marlo	Director	May 25, 2012

/s/ JOSEPH C. MUSCARI Joseph C. Muscari	Director	May 25, 2012

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

4.2	First Supplemental Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

10.1	Credit Agreement, dated as of June 27, 2008, among EnerSys, Bank of America, N.A., as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, Goldman Sachs Credit Partners L.P., RZB Finance LLC and PNC Bank, National Association, as Co-Documentation Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 30, 2008).

10.2	Credit Agreement, dated as of March 29, 2011, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on March 29, 2011).

10.3	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.4	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on January 16, 2007).

10.5	Waiver and Amendment Agreement to Euro 25,000,000 Credit Agreement, among EnerSys Holdings (Luxembourg) S.a.r.l., EnerSys, EnerSys Capital, Inc. and Intesa Sanpaolo S.p.A., as Facility Agent and lender (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 19, 2008).

10.6	Amendment and Supplemental Facility Agreement to the Company’s Euro 25 Million Credit Facility Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on February 4, 2009).

10.7	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

Exhibit Number	Description of Exhibit
10.10	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.11	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.12	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.13	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.14	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.16	Employment Agreement, dated as of July 1, 2007 between EH Europe GmbH and Raymond R. Kubis (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2007).

10.17	Severance Agreement, dated as of May 26, 2011 between EnerSys and Michael J. Schmidtlein (filed herewith).

10.18	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.20	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.21	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.22	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.23	Form of 2010 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 16, 2010).

10.24	EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26th, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

Exhibit Number	Description of Exhibit
10.25	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.26	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.27	Form of Stock Option Agreement (four year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.28	Form of Stock Option Agreement (three year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.29	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.30	Form of Restricted Stock Unit Agreement - Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.31	Form of Restricted Stock Unit Agreement - Employees – 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.32	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.33	Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.34	Form of Restricted Stock Unit Agreement – Employees and Senior Executives – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.35	Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.36	Form of Deferred Stock Unit Agreement - Non-Employee Directors – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.37	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on November 9, 2010).

10.38	Form of Stock Option Agreement (six month vesting) (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

Exhibit Number	Description of Exhibit
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 18 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with FASB guidance for calculating earnings per share.