Form 10-Q
period 2012-07-01
EnerSys
filed 2012-08-08
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Common Stock outstanding at August 3, 2012: 48,020,321 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS

Consolidated Condensed Balance Sheets (Unaudited)

(In Thousands, Except Share and Per Share Data)

	July 1,	March 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$180,711	$160,490
Accounts receivable, net of allowance for doubtful accounts (July 1, 2012 - $9,297; March 31, 2012 - $10,022)	478,483	466,769
Inventories, net	350,046	361,774
Deferred taxes	32,539	30,247
Prepaid and other current assets	46,367	52,393

Total current assets	1,088,146	1,071,673

Property, plant, and equipment, net	346,643	353,215
Goodwill	344,771	352,737
Other intangible assets, net	105,714	107,082
Other assets	38,819	40,248

Total assets	$1,924,093	$1,924,955

Liabilities and Equity
Current liabilities:
Short-term debt	$11,099	$16,042
Current portion of long-term debt and capital lease obligations	2,789	2,949
Accounts payable	231,049	249,996
Accrued expenses	181,862	191,314

Total current liabilities	426,799	460,301

Long-term debt and capital lease obligations	258,637	237,110
Deferred taxes	82,887	84,479
Other liabilities	92,185	92,468

Total liabilities	860,508	874,358

Commitments and contingencies	—	—

Redeemable noncontrolling interests	9,142	9,782

Equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 52,464,406 shares issued and 48,017,521 outstanding at July 1, 2012; 52,247,014 shares issued and 47,800,129 shares outstanding at March 31, 2012	524	522
Additional paid-in capital	479,583	474,924
Treasury stock, at cost, 4,446,885 shares held as of July 1, 2012 and March 31, 2012	(78,183)	(78,183)
Retained earnings	606,643	560,839
Accumulated other comprehensive income	37,511	74,093

Total EnerSys stockholders’ equity	1,046,078	1,032,195
Noncontrolling interests	8,365	8,620

Total equity	1,054,443	1,040,815

Total liabilities and equity	$1,924,093	$1,924,955

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Quarter Ended
	July 1, 2012	July 3, 2011

Net sales	$593,910	$569,229
Cost of goods sold	445,604	447,258

Gross profit	148,306	121,971
Operating expenses	77,681	72,846
Restructuring charges	370	410

Operating earnings	70,255	48,715
Interest expense	4,732	3,414
Other (income) expense, net	1,250	1,227

Earnings before income taxes	64,273	44,074
Income tax expense	18,709	10,578

Net earnings	45,564	33,496
Net losses attributable to noncontrolling interests	(240)	—

Net earnings attributable to EnerSys stockholders	45,804	33,496

Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.96	$0.67

Diluted	$0.95	$0.66

Weighted-average shares of common stock outstanding:
Basic	47,901,203	50,052,627

Diluted	48,426,991	50,668,276

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Quarter ended
	July 1,	July 3,
	2012	2011

Net earnings	$45,564	$33,496
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments, net of tax	(5,346)	2,746
Pension funded status adjustment, net of tax	215	(27)
Foreign currency translation adjustments	(31,975)	14,977

Total comprehensive income	8,458	51,192
Comprehensive loss attributable to noncontrolling interests	(764)	—

Comprehensive income attributable to EnerSys stockholders	$9,222	$51,192

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Quarter Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities
Net earnings	$45,564	$33,496
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,450	12,122
Derivatives not designated in hedging relationships:
Net losses	129	—
Cash settlements	(730)	—
Provision for doubtful accounts	(131)	598
Deferred income taxes	(707)	46
Non-cash interest expense	2,139	1,878
Stock-based compensation	3,373	2,718
(Gain) loss on disposal of property, plant, and equipment	(108)	52
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,841)	983
Inventory	(190)	(15,748)
Prepaid expenses and other current assets	3,141	(2,667)
Other assets	(1,394)	1,201
Accounts payable	(12,471)	(11,021)
Accrued expenses	(8,619)	(6,701)
Other liabilities	4,610	45

Net cash provided by operating activities	24,215	17,002

Cash flows from investing activities
Capital expenditures	(16,060)	(11,674)
Proceeds from disposal of property, plant, and equipment	14	44

Net cash used in investing activities	(16,046)	(11,630)

Cash flows from financing activities
Net (decrease) increase in short-term debt	(4,095)	9,382
Proceeds from revolving credit borrowings	122,650	—
Repayment of revolving credit borrowings	(107,150)	—
Proceeds from long-term debt – other	5,959	—
Capital lease obligations and other	(195)	(1,103)
Net effect from exercising of stock options and vesting of equity awards	(870)	(763)
Excess tax benefits from exercises of stock options and vesting of equity awards	2,159	2,921
Purchase of treasury stock	—	(9,753)

Net cash provided by financing activities	18,458	684
Effect of exchange rate changes on cash and cash equivalents	(6,406)	1,652

Net increase in cash and cash equivalents	20,221	7,708
Cash and cash equivalents at beginning of period	160,490	108,869

Cash and cash equivalents at end of period	$180,711	$116,577

See accompanying notes.

ENERSYS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all normal recurring adjustments considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2012 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 25, 2012.

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2013 end on July 1, 2012, September 30, 2012, December 30, 2012, and March 31, 2013, respectively. The four quarters in fiscal 2012 ended on July 3, 2011, October 2, 2011, January 1, 2012, and March 31, 2012, respectively.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially-owned subsidiaries that the Company has the ability to control. All intercompany transactions and balances have been eliminated in consolidation.

The Company also consolidates certain subsidiaries in which the noncontrolling interest party has within their control the right to require the Company to redeem all or a portion of its interest in the subsidiary. The redeemable noncontrolling interests are reported at their estimated redemption value. Any adjustment to the redemption value impacts retained earnings but does not impact net income or comprehensive income. Redeemable noncontrolling interests which are redeemable only upon future events, the occurrence of which is not currently probable, are recorded at carrying value.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current-year presentation.

Recently Adopted Accounting Pronouncements

In the first quarter of fiscal 2013, the Company conformed its presentation of results of operations, in accordance with new guidance on the presentation of comprehensive income (loss). The guidance requires total comprehensive income (loss) for interim periods to be presented in single continuous statement or in two separate, but consecutive, statements. The new guidance does not change where the components of comprehensive income (loss) are recognized.

2. Inventories

Inventories, net consist of:

	July 1, 2012	March 31, 2012

Raw materials	$93,669	$100,538
Work-in-process	111,348	111,629
Finished goods	145,029	149,607

Total	$350,046	$361,774

Inventory reserves for obsolescence and other estimated losses were $15,983 and $14,831 at July 1, 2012 and March 31, 2012, respectively, and have been included in the net amounts shown above.

3. Fair Value of Financial Instruments

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

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of July 1, 2012 and March 31, 2012 and the basis for that measurement:

	Total Fair Value Measurement July 1, 2012	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(3,076)	$—	$(3,076)	$—
Lead forward contracts	(4,308)	—	(4,308)	—
Foreign currency forward contracts	202	—	202	—

Total derivatives	$(7,182)	$—	$(7,182)	$—

	Total Fair Value Measurement March 31, 2012	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(3,872)	$—	$(3,872)	$—
Lead forward contracts	(851)	—	(851)	—
Foreign currency forward contracts	782	—	782	—

Total derivatives	$(3,941)	$—	$(3,941)	$—

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

The Company’s $172,500 senior unsecured 3.375% convertible notes (“Convertible Notes”), with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On July 1, 2012, the Company’s stock price closed at $35.07 per share. The Convertible Notes have a conversion option at $40.60 per share. The fair value of these notes represent the trading values based upon quoted market prices and are classified as Level 2. The Convertible Notes were trading at 112% of face value on July 1, 2012, and 116% of face value on March 31, 2012.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at July 1, 2012 and March 31, 2012 were as follows:

	July 1, 2012				March 31, 2012
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$202		$202		$782		$782

Financial liabilities:
Convertible Notes	$149,968	(2)	$193,200	(3)	$148,272	(2)	$200,100	(3)
Derivatives (1)	7,384		7,384		4,723		4,723

(1)

Represents interest rate swap agreements, lead and foreign currency hedges (see Note 4 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at July 1, 2012 and March 31, 2012).

(2)	The carrying amounts of the Convertible Notes at July 1, 2012 and March 31, 2012 represent the $172,500 principal value, less the unamortized debt discount (see Note 9).
(3)	The fair value amounts of the Convertible Notes at July 1, 2012 and March 31, 2012 represent the trading values of the Convertible Notes with a principal value of $172,500.

4. Derivative Financial Instruments

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

Derivatives in Cash Flow Hedging Relationships

Lead Hedge Forward Contracts

The Company enters into lead hedge forward contracts to fix the price for a portion of lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases based on the criteria under FASB guidance. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at July 1, 2012 and March 31, 2012 were 60.5 million and 60.0 million pounds, respectively.

Foreign Currency Forward Contracts

The Company purchases lead and other commodities in certain countries where the foreign currency exposure is different from the functional currency of that country. The Company uses foreign currency forward contracts to hedge a portion of the Company’s foreign currency exposures for lead and other commodity purchases so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of July 1, 2012 and March 31, 2012, the Company had entered into a total of $53,318 and $42,121, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $6,495 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Interest Rate Swap Agreements

As of July 1, 2012 and March 31, 2012, the Company maintained interest rate swap agreements that converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. These agreements expire between February 2013 and May 2013. Changes in the fair value of these agreements of $15 and $710 in expense during the first quarter of fiscal 2013 and 2012, respectively, have been recorded in the consolidated condensed statements of income in other (income) expense, net.

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables. These are not designated as hedging instruments. As of July 1, 2012 and March 31, 2012, the notional amount of these contracts was $30,582 and $11,410, respectively. Net changes in the fair value of these contracts of $114 in expense during the first quarter of fiscal 2013 have been recorded in the consolidated condensed statements of income in other (income) expense, net.

Presented below in tabular form is information on the location and amounts of derivative fair values in the consolidated condensed balance sheets and derivative gains and losses in the consolidated condensed statements of income:

Fair Value of Derivative Instruments

July 1, 2012 and March 31, 2012

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	July 1,	March 31,	July 1,	March 31,
	2012	2012	2012	2012
Prepaid and other current assets
Foreign currency forward contracts	$284	$670	$—	$112
Other assets
Lead hedge forward contracts	—	30	—	—

Total assets	$284	$700	$—	$112

Accrued expenses
Interest rate swap agreements	$—	$—	$3,076	$3,628
Lead hedge forward contracts	4,137	881	—	—
Foreign currency forward contracts	—	—	82	—
Other liabilities
Lead hedge forward contracts	171	—	—	—
Interest rate swap agreements	—	—	—	244

Total liabilities	$4,308	$881	$3,158	$3,872

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarter ended July 1, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Lead hedge contracts	$(6,413)	Cost of goods sold	$1,498
Foreign currency forward contracts	707	Cost of goods sold	1,278

Total	$(5,706)		$2,776

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss)

Interest rate swap contracts	Other (income) expense, net	$(15)
Foreign currency forward contracts	Other (income) expense, net	(114)

Total		$(129)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarter ended July 3, 2011

Derivatives in a Cash Flow Hedging Relationship	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Lead hedge contracts	$(1,422)	Cost of goods sold	$(895)
Foreign currency forward contracts	156	Cost of goods sold	(1,935)

Total	$(1,266)		$(2,830)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss)
Interest rate swap contracts	Other (income) expense, net	$(710)

Total		$(710)

5. Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the first quarters of fiscal 2013 and 2012 were based on the estimated effective tax rates applicable for the full years ending March 31, 2013 and March 31, 2012, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the first quarters of fiscal 2013 and 2012 were 29.1% and 24.0%, respectively. The rate increase in the first quarter of fiscal 2013 as compared to the prior year quarter is primarily due to changes in the mix of earnings among tax jurisdictions, the expiration of certain U.S. corporate tax exemptions and the decrease in favorable discrete items compared to prior year quarter.

6. Warranties

The Company provides for estimated product warranty expenses when the related products are sold, with related liabilities included within accrued expenses and other liabilities. Warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, and claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties is as follows:

	Quarter ended
	July 1, 2012	July 3, 2011

Balance at beginning of period	$42,067	$36,006
Current period provisions	5,596	6,185
Costs incurred	(4,495)	(4,441)
Foreign exchange and other	(680)	435

Balance at end of period	$42,488	$38,185

7. Commitments, Contingencies and Litigation

Litigation and Other Legal Matters

The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows. See Note 19 to the Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K. There have been no significant changes since March 31, 2012.

Environmental Issues

As a result of its operations, the Company is subject to various federal, state, and local, as well as international environmental laws and regulations and is exposed to the costs and risks of handling, processing, storing, transporting, and disposing of hazardous substances, especially lead and acid. The Company’s operations are also subject to federal, state, local and international occupational safety and health regulations, including laws and regulations relating to exposure to lead in the workplace. See Note 19 to the Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K for a full description of environmental issues. There have been no significant changes since March 31, 2012.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at July 1, 2012 and March 31, 2012, the Company has hedged the price to purchase 60.5 million and 60.0 million pounds of lead, respectively, for a total purchase price of $55,397 and $56,610, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The maturity period for substantially all these contracts is less than one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $83,900 and $53,531, respectively, of foreign currency forward contracts with financial institutions as of July 1, 2012 and March 31, 2012.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. At July 1, 2012 and March 31, 2012, such agreements which expire between February 2013 and May 2013, converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

8. Restructuring Plans

During fiscal 2011, the Company announced a restructuring of its European operations, which will result in the reduction of approximately 60 employees upon completion across its operations. The Company estimates that the total charges for these actions will amount to approximately $5,200, primarily from cash expenses for employee severance-related payments and site closure costs. Based on commitments incurred to date, the Company recorded restructuring charges of $5,178 in fiscal 2011 through 2012, with no additional charges in the first quarter of fiscal 2013. The Company incurred $4,579 of costs against the accrual during fiscal 2011 through 2012, with an additional $121 of costs incurred during the first quarter of fiscal 2013. As of July 1, 2012, the reserve balance associated with these actions is $408. The Company does not expect to be committed to significant additional restructuring charges in fiscal 2013 related to these actions.

During fiscal 2012, the Company announced restructuring plans related to its operations in Europe, primarily consisting of the transfer of manufacturing of select products between certain of its manufacturing operations and restructuring of its selling, general and administrative operations, which is expected to result in the reduction of approximately 80 employees upon completion. The Company estimates that the total charges for these actions will amount to approximately $4,200, primarily from cash expenses for employee severance-related payments. The Company recorded restructuring charges of $3,070 in fiscal 2012 with an additional $370 of costs incurred during the first quarter of fiscal 2013. The Company incurred $2,433 of costs against the accrual during fiscal 2012, with an additional $389 of costs incurred during the first quarter of fiscal 2013. As of July 1, 2012, the reserve balance associated with these actions is $603. The Company expects to be committed to an additional $760 of restructuring charges in fiscal 2013 related to these actions.

A roll-forward of the restructuring reserve is as follows:

Employee Severance
Balance at March 31, 2012	$1,186

Accrued	370
Costs incurred	(510)
Foreign currency impact and other	(35)

Balance at July 1, 2012	$1,011

9. Debt

The following summarizes the Company’s long-term debt including capital lease obligations:

	July 1, 2012	March 31, 2012
3.375% Convertible Notes, net of discount, due 2038	$149,968	$148,272
2011 Credit Facility due 2016	94,900	79,400
China Term Loan due 2017	11,172	6,034
India Term Loan due 2017	4,642	5,383
Capital lease obligations and other	744	970

	261,426	240,059
Less current portion	2,789	2,949

Total long-term debt and capital lease obligations	$258,637	$237,110

The Convertible Notes are represented by a liability component which is reported herein as long-term debt, net of discount and an equity component representing the convertible feature, which is included in additional paid-in-capital in EnerSys stockholders’ equity.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of July 1, 2012 and March 31, 2012, respectively:

	July 1, 2012	March 31, 2012

Principal	$172,500	$172,500
Unamortized discount	(22,532)	(24,228)

Net carrying amount	$149,968	$148,272

Carrying amount of equity component	$29,850	$29,850

As of July 1, 2012, the remaining discount will be amortized over a period of 35 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,696 and $1,558, respectively, during the quarters ended July 1, 2012 and July 3, 2011.

Available Lines of Credit

As of July 1, 2012 and March 31, 2012, the Company had available and undrawn, under all its lines of credit, $357,554 and $377,230, respectively. Included in the July 1, 2012 and March 31, 2012 amounts are $97,375 and $95,340, respectively, of uncommitted lines of credit.

As of July 1, 2012 and March 31, 2012, the Company had $9,100 and $9,108, respectively, of standby letters of credit. As of July 1, 2012 and March 31, 2012, the Company had no bank guarantees.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter Ended		Quarter Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Service cost	$81	$70	$177	$181
Interest cost	164	166	594	653
Expected return on plan assets	(189)	(176)	(464)	(458)
Amortization and deferral	100	58	52	7

Net periodic benefit cost	$156	$118	$359	$383

11. Stock-Based Compensation

As of July 1, 2012, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of equity-based compensation.

The Company recognized equity-based compensation expense associated with its equity incentive plans of $3,373, with a related tax benefit of $978, for the first quarter of fiscal 2013, and $2,718 with a related tax benefit of $653, for the first quarter of fiscal 2012.

In the first quarter of fiscal 2013, the Company granted to management and other key employees 202,452 restricted stock units which vest 25% each year over four years from the date of grant, and 292,125 market share units which vest three years from the date of grant. In the first quarter of fiscal 2012, the Company granted to management and other key employees 96,840 restricted stock units and 224,397 market share units with similar vesting as in fiscal 2013 grants.

Common stock activity for the first quarter of fiscal 2013 included the exercise of 49,980 options and the vesting of 226,593 restricted stock units and for the comparable period in fiscal 2012 included the exercise of 79,800 options and the vesting of 243,676 restricted stock units. Net cash paid, reflecting the cost of equity awards surrendered for option price and withholding taxes were $870 and $763, respectively, for the first quarter of fiscal 2013 and 2012.

As of July 1, 2012 there were 581,183 non-qualified stock options, 592,349 restricted stock units and 638,688 market share units outstanding. At March 31, 2012, there were 633,663 non-qualified stock options, 617,240 restricted stock units and 346,563 market share units outstanding.

12. Stockholders’ Equity

Common Stock

The following demonstrates the change in the number of shares of Common Stock outstanding during the first quarter ended July 1, 2012:

Shares outstanding as of March 31, 2012	47,800,129
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	217,392

Shares outstanding as of July 1, 2012	48,017,521

Treasury Stock

There were no stock repurchases during the first quarter of fiscal 2013. During the first quarter of fiscal 2012, the Company purchased 294,200 shares of its common stock for $9,753 from institutional shareholders. At July 1, 2012 and March 31, 2012, the Company held 4,446,885 shares as treasury stock.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	March 31, 2012	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	July 1, 2012

Pension funded status adjustment	$(8,982)	$215	$—	$215	$(8,767)
Unrealized gain (loss) on derivative instruments	1,175	(8,482)	3,136	(5,346)	(4,171)
Foreign currency translation adjustment	81,900	(31,451)	—	(31,451)	50,449

Accumulated other comprehensive income	$74,093	$(39,718)	$3,136	$(36,582)	$37,511

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share:

	Quarter ended
	July 1, 2012	July 3, 2011

Net earnings attributable to EnerSys stockholders	$45,804	$33,496

Average common shares:
Basic (weighted average outstanding shares)	47,901,203	50,052,627
Dilutive potential common shares from exercise and lapse of equity awards, net of shares assumed reacquired	525,788	615,649

Diluted (weighted average outstanding shares)	48,426,991	50,668,276

Basic earnings per common share attributable to EnerSys stockholders	$0.96	$0.67

Diluted earnings per common share attributable to EnerSys stockholders	$0.95	$0.66

Anti-dilutive equity awards not included in weighted average common shares – diluted	107,217	317,435

The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes that the Company sold in May 2008 is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during the first quarters of fiscal 2013 and 2012, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

14. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA,

•	Europe, which includes Europe, the Middle East and Africa, with segment headquarters in Zurich, Switzerland, and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

The following table provides selected financial data for the Company’s reportable business segments and product lines:

	Quarter ended
	July 1, 2012	July 3, 2011
Net sales by segment to unaffiliated customers
Europe	$237,051	$252,992
Americas	288,924	259,228
Asia	67,935	57,009

Total net sales	$593,910	$569,229

Net sales by product line
Reserve power	$289,294	$265,936
Motive power	304,616	303,293

Total net sales	$593,910	$569,229

Intersegment sales
Europe	$22,162	$16,132
Americas	10,554	10,146
Asia	6,359	3,054

Total intersegment sales (1)	$39,075	$29,332

Operating earnings by segment
Europe	$17,220	$14,137
Americas	44,514	31,618
Asia	8,891	3,370
Restructuring charges (Europe)	(370)	(410)

Total operating earnings (2)	$70,255	$48,715

(1)	Intersegment sales are presented on a cost plus basis which takes into consideration the effect of transfer prices between legal entities.
(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

The Company evaluated all subsequent events through the date that the Consolidated Condensed Financial Statements were issued. No material subsequent events have occurred since July 1, 2012 that required recognition or disclosure in the Consolidated Condensed Financial Statements.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2012 Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

•	the operation, capacity and security of our information systems and infrastructure.

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

We evaluate business segment performance based primarily upon operating earnings exclusive of highlighted items. Highlighted items are those that the Company deems are not indicative of ongoing operating results, including those charges that the Company incurs as a result of restructuring activities and those charges and credits that are not directly related to ongoing business segment performance. All corporate and centrally incurred costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels (see definition of primary working capital in “Liquidity and Capital Resources” below). Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount due to the significant impact it has on our cash flow.

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

Economic Climate

Recent indicators continue to suggest a mixed trend in economic activity among our different geographical regions. The Americas region continued its economic recovery which has been in place since fiscal 2010. Asia’s economic expansion continues but at a slower rate. The ongoing financial crisis in Europe is a factor in slowing overall economic growth in this region and leading to declining economic growth in many of the Western European countries. Overall, on a consolidated basis, we have experienced neutral trends in our sequential quarterly revenue and order rate.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate significantly as they have in the past several years. The decrease in our cost of lead due to a decrease in average lead prices was approximately $21 million in the current quarter of fiscal 2013, compared to the first quarter of fiscal 2012.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Beginning in the third quarter of fiscal 2009, as a result of reductions in the cost of lead, our average selling prices began to decline on a sequential quarterly basis. As the cycle of lead costs turned upward in early fiscal 2010, we began to increase average selling prices to help offset the higher costs. During the current quarter of fiscal 2013, our selling prices declined slightly to reflect declining lead costs, which reduced cost of sales by approximately $21 million compared to the prior year quarter. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Liquidity and Capital Resources

Our capital structure and liquidity remain strong. As of July 1, 2012, we had approximately $181 million of cash and cash equivalents, approximately $261 million of undrawn, committed credit lines, and approximately $97 million of available and uncommitted credit lines. A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The company believes that it has sufficient sources of domestic liquidity.

Results of Operations

Net Sales

	Quarter ended July 1, 2012		Quarter ended July 3, 2011		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Europe	$237.1	39.9%	$253.0	44.4%	$(15.9)	(6.3)%
Americas	288.9	48.7	259.2	45.6	29.7	11.5
Asia	67.9	11.4	57.0	10.0	10.9	19.2

Total net sales	$593.9	100.0%	$569.2	100.0%	$24.7	4.3%

Net sales increased $24.7 million or 4.3% in the first quarter of fiscal 2013 from the comparable period in fiscal 2012. This increase for the quarter was the result of a 7% increase in organic volume, a 3% increase from acquisitions, and a 6% decrease due to foreign currency translation impact.

Segment sales

The Americas segment experienced improved year over year economic and market conditions which led to organic volume improvements in the first quarter of fiscal 2013 compared to the prior year quarter. Our Europe segment experienced sales growth from organic volume and acquisitions, offset by pricing and foreign currency translation impact in the first quarter of fiscal 2013, compared to the comparable period of fiscal 2012, while our Asia segment improved with double digit growth primarily from organic volume.

Our Europe segment’s net sales decreased $15.9 million or 6.3% in the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012, primarily due to a 12% decrease related to weaker foreign currencies and 2% decrease due to pricing. Higher organic volume and acquisitions contributed an increase of approximately 4% each.

Our Americas segment’s revenue increased $29.7 million or 11.5% in the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012, primarily due to higher organic volume, which contributed approximately 8% of the increased revenue. Acquisitions and pricing contributed approximately 3% and 1%, respectively, to the improvement offset by negative currency translation impact of approximately 1%.

Our Asia segment’s revenue increased $10.9 million or 19.2% in the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012, primarily due to higher organic volume and acquisitions, which contributed approximately 16% and 6%, respectively. Currency translation impact and pricing partially offset this increase by approximately 2% and 1%, respectively.

Product line sales

	Quarter ended July 1, 2012		Quarter ended July 3, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Reserve power	$289.3	48.7%	$265.9	46.7%	$23.4	8.8%
Motive power	304.6	51.3	303.3	53.3	1.3	0.4

Total net sales	$593.9	100.0%	$569.2	100.0%	$24.7	4.3%

Sales of our reserve power products in the first quarter of fiscal 2013 increased $23.4 million or 8.8% compared to the first quarter of fiscal 2012. In the first quarter of fiscal 2013, organic volume and acquisitions contributed approximately 11% and 4%, respectively, partially offset by negative currency translation impact of approximately 6%.

Sales of our motive power products in the first quarter of fiscal 2013 increased $1.3 million or 0.4% compared to the first quarter of fiscal 2012. The first quarter increase was primarily due to higher organic volume of approximately 4% and acquisitions of approximately 3% offset by negative currency translation impact of approximately 6%.

Gross Profit

	Quarter ended July 1, 2012		Quarter ended July 3, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Gross Profit	$148.3	25.0%	$122.0	21.4%	$26.3	21.6%

Gross profit increased $26.3 million or 21.6% in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012.

Gross profit, as a percentage of net sales increased 360 basis points in the first quarter of fiscal 2013, when compared to the first quarter of fiscal 2012. This increase is primarily attributed to increased volume, lower commodity costs and on-going cost reduction programs.

We estimate that the cost of lead alone, our most significant raw material, decreased our cost of sales by approximately $21 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 while selling prices reduced sales by $1.0 million.

Our gross profit initiatives will continue to emphasize cost reduction activities to improve gross profit and continue to focus on improving product mix to higher margin products.

Operating Items

	Quarter ended July 1, 2012		Quarter ended July 3, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Operating expenses	$77.7	13.1%	$72.9	12.8%	$4.8	6.6%

Restructuring charges	$0.4	0.1%	$0.4	0.1%	$—	—%

Operating expenses as a percentage of net sales increased 30 basis points in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Operating expenses, excluding the effect of foreign currency translation, increased 12.9% or $9.3 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, due primarily to higher sales volume and the higher operating costs of recent acquisitions. Selling expenses, our main component of operating expenses, were 60.7% of total operating expenses in the first quarter of fiscal 2013 compared to 59.9% of total operating expenses in the first quarter of fiscal 2012.

Restructuring charges

Included in each of our first quarters of fiscal 2013 and fiscal 2012 operating results are $0.4 million of restructuring charges, primarily for staff reductions in Europe.

Operating Earnings

	Quarter ended July 1, 2012		Quarter ended July 3, 2011		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%

Europe	$17.2	7.3%	$14.1	5.6%	$3.1	21.8%
Americas	44.5	15.4	31.6	12.2	12.9	40.8
Asia	8.9	13.1	3.4	5.9	5.5	163.8

Subtotal	70.6	11.9	49.1	8.6	21.5	43.8
Restructuring charges-Europe	(0.4)	(0.2)	(0.4)	(0.2)	—	—

Total operating earnings	$70.2	11.8%	$48.7	8.6%	$21.5	44.2%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased $21.5 million or 44.2% in the first quarter of fiscal 2013 in comparison to the first quarter of fiscal 2012. Operating earnings as a percentage of net sales, as shown in the table above, increased 320 basis points in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012.

We experienced an increase in operating earnings in our Europe segment in the first quarter of fiscal 2013 in comparison to the comparable quarter in the prior year, with the operating margin increasing 170 basis points to 7.3%. This increase in operating margin is attributable to an increase in organic volume and lower commodity costs, along with the benefits of the restructuring programs on both production and operating expenses.

Our Americas segment had an increase in operating earnings in the first quarter of fiscal 2013 in comparison to the first quarter of fiscal 2012, with the operating margin increasing 320 basis points to 15.4%. The operating margin increase is primarily attributable to higher organic volume and lower commodity costs.

Operating earnings increased 163.8% in our Asia segment in the first quarter of fiscal 2013 in comparison to the first quarter of fiscal 2012, with the operating margin increasing 720 basis points to 13.1%. The improvement in the first quarter of fiscal 2013 in comparison to the prior year quarter is primarily due to improved volume and a better mix of higher margin products in the region.

Interest Expense

	Quarter ended July 1, 2012		Quarter ended July 3, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Interest expense	$4.7	0.8%	$3.4	0.6%	$1.3	38.6%

Interest expense of $4.7 million in the first quarter of fiscal 2013 (net of interest income of $0.2 million) was $1.3 million higher than the interest expense of $3.4 million in the first quarter of fiscal 2012 (net of interest income of $0.3 million).

The increase in interest expense in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 is attributable to higher interest expense in Asia and South America.

Included in interest expense are non-cash charges for deferred financing fees of $0.3 million in both the first quarters of fiscal 2013 and 2012.

Included in interest expense for the first quarter of fiscal 2013 and 2012 is non-cash, accreted interest on the Convertible Notes of $1.7 million and $1.6 million, respectively. (See Note 9 to the Consolidated Condensed Financial Statements).

Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $266.0 million in the first quarter of fiscal 2013, compared to $258.5 million in the first quarter of fiscal 2012. The average Convertible Notes discount excluded from our average debt outstanding was $23.4 million in the first quarter of fiscal 2013 and $29.9 million in the first quarter of fiscal 2012.

Other (Income) Expense, Net

	Quarter ended July 1, 2012		Quarter ended July 3, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Other (income) expense, net	$1.2	0.2%	$1.2	0.2%	$—	—%

Other (income) expense, net for the first quarter of fiscal 2013 was $1.2 million compared to $1.2 million in the first quarter of fiscal 2012. Foreign currency losses in the first quarter of fiscal 2013 were $0.7 million compared to $0.1 million foreign currency gains in the prior year quarter. Unrealized losses on interest rate swaps in the first quarter of fiscal 2012 were $0.7 million and were negligible in the first quarter of fiscal 2013.

Earnings Before Income Taxes

	Quarter ended July 1, 2012		Quarter ended July 3, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Earnings before income taxes	$64.3	10.8%	$44.1	7.8%	$20.2	45.8%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2013 increased $20.2 million or 45.8% compared to the first quarter of fiscal 2012. Earnings before income taxes as a percentage of net sales were 10.8% in the first quarter of fiscal 2013 compared to 7.8% in the first quarter of fiscal 2012.

Income Tax Expense

	Quarter ended July 1, 2012		Quarter ended July 3, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Income tax expense	$18.7	3.1%	$10.6	1.9%	$8.1	76.9%

Effective tax rate	29.1%		24.0%		5.1%

The Company’s income tax provisions for both periods consist of federal, state and foreign income taxes. The tax provisions for the first quarters of fiscal 2013 and fiscal 2012 were based on the estimated effective tax rates applicable for the full years ending March 31, 2013 and March 31, 2012, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the first quarters of fiscal 2013 and fiscal 2012 were 29.1% and 24.0%, respectively. The rate increase in the first quarter of fiscal 2013 as compared to the prior year quarter is primarily due to changes in the mix of earnings among tax jurisdictions, the expiration of certain U.S. corporate tax exemptions and the decrease in favorable discrete items compared to prior year quarter.

Net Earnings Attributable to EnerSys Stockholders

	Quarter ended July 1, 2012		Quarter ended July 3, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Net earnings attributable to EnerSys stockholders	$45.8	7.7%	$33.5	5.9%	$12.3	36.7%

As a result of the above, net earnings in the first quarter of fiscal 2013 were $45.8 million or 7.7% of net sales, compared to net earnings in the first quarter of fiscal 2012 of $33.5 million or 5.9% of net sales.

Net earnings per common share in the first quarter of fiscal 2013 were $0.96 per basic share and $0.95 per diluted share, compared to $0.67 per basic share and $0.66 per diluted share in the first quarter of fiscal 2012 which reflects a $0.04 benefit from lower average shares outstanding from the $9.8 million stock repurchases net of shares issued under equity awards during fiscal 2012.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Liquidity and Capital Resources

Operating activities provided cash of $24.2 million in the first quarter of fiscal 2013 compared to $17.0 million in the first quarter of fiscal 2012. In the first quarter of fiscal 2013, net earnings of $45.6 million and depreciation and amortization of $12.5 million were offset by cash used for the increase in primary working capital of $35.5 million, net of currency translation changes. In the first quarter of fiscal 2012, net earnings of $33.5 million and depreciation and amortization of $12.1 million were offset by cash used for the increase in primary working capital of $25.8 million, net of currency translation changes.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $597.5 million (yielding a primary working capital percentage of 25.2%) at July 1, 2012, $578.6 million (yielding a primary working capital percentage of 24.4%) at March 31, 2012 and $585.2 million at July 3, 2011 (yielding a primary working capital percentage of 25.7%). The primary working capital percentage of 25.2% at July 1, 2012 is 0.8 percentage points higher than that for March 31, 2012, and 0.5 percentage points lower than that for the prior year quarter.

Primary working capital increased during the first quarter of fiscal 2013, largely due to an increase in accounts receivable and decrease in accounts payable.

Primary working capital and primary working capital percentages at July 1, 2012, March 31, 2012 and July 3, 2011 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %

July 1, 2012	$478.5	$350.0	$(231.0)	$597.5	$2,375.6	25.2%
March 31, 2012	466.8	361.8	(250.0)	578.6	2,371.0	24.4
July 3, 2011	468.5	359.2	(242.5)	585.2	2,276.9	25.7

Investing activities used cash of $16.0 million in the first quarter of fiscal 2013, compared to cash used of $11.6 million in the comparable period in fiscal 2012, comprised of capital expenditures.

Financing activities provided cash of $18.5 million in the first quarter of fiscal 2013, primarily reflecting borrowings and repayments of $122.7 million and $107.2 million, respectively, on our revolver. Borrowings on long term debt of $6.0 million were offset by repayments on short term debt of $4.1 million in Asia. Exercise of stock options and the related tax benefits contributed $1.3 million. In the first quarter of fiscal 2012, financing activities provided cash of $0.7 million, primarily reflecting borrowings on short-term debt of $9.4 million and the exercise of stock options and the related tax benefits that contributed $2.2 million, offset by the repurchase of common stock of $9.8 million and capital lease payments of $1.1 million.

As a result of the above, total cash and cash equivalents increased by $20.2 million to $180.7 million in the first quarter of fiscal 2013 compared to an increase of $7.7 million to $116.6 million in the comparable period of fiscal 2012.

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

We are in compliance with all covenants and conditions under our credit agreements. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for a detailed description of debt.

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

Counterparty Risks

We have entered into interest rate swap agreements to manage risk on a portion of our long-term floating-rate debt. We have entered into lead forward purchase contracts to manage risk on the cost of lead. We have entered into foreign exchange forward contracts and purchased option contracts to manage risk on foreign currency exposures. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at July 1, 2012 are $7.8 million (pre-tax), therefore there is no risk of nonperformance by the counterparties. Those contracts that result in an asset position at July 1, 2012 are $0.6 million (pre-tax) and the impact on the Company due to nonperformance by the counterparties is not material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Changes in the fair value of these contracts for the quarters ended July 1, 2012 and July 3, 2011 have been recorded in the income statement in other (income) expense, net.

At July 1, 2012 and March 31, 2012, the aggregate notional amount of interest rate swap agreements is $85.0 million. These agreements expire between February – May 2013.

Under the interest rate swaps, the Company receives three-month LIBOR and pays a fixed interest rate which averaged 4.28% and 4.46% on July 1, 2012 and July 3, 2011, respectively.

A 100 basis point increase in interest rates would increase annual interest expense by approximately $0.9 million on the variable rate portions of our debt.

Commodity Cost Risks – Lead Contracts

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)

July 1, 2012	$55.4	60.5	$0.92	12%
March 31, 2012	56.6	60.0	0.94	12
July 3, 2011	32.8	31.0	1.06	7

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, we believe approximately 31% of the cost of our lead requirement is known. This takes into account the hedge contracts in place at July 1, 2012, lead purchased by July 1, 2012 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would increase our cost of goods sold by approximately $14 million in the first quarter of fiscal 2013.

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

To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts is for a period not extending beyond one year. Forward contracts outstanding as of July 1, 2012 and March 31, 2012 were $83.9 million and $53.5 million, respectively. The details of contracts outstanding as of July 1, 2012 were as follows:

	July 1, 2012
Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)

Sell Euros for U.S. dollars	$20.0	$/€	1. 27	10%
Sell Euros for Polish zloty	17.6	PLN/€	4.28	22
Sell Euros for British pounds	22.4	£/€	0.82	35
Sell Japanese yen for U.S. dollars	17.0	¥/$	80.71	54
Sell Australian dollars for U.S. dollars	2.2	$/AUD	1.01	23
Sell U.S. dollars for Mexican pesos	2.5	MXN/$	13.38	50
Other	2.2

Total	$83.9

(1)	Based on the fiscal year currency requirements.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2012, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)

April 1 – April 29, 2012	—	$—	—	$254,895
April 30 – May 27, 2012	66,535	30.81	—	56,328,047	(2)
May 28 – July 1, 2012	—	—	—	57,156,645

Total	66,535	$30.81	—

(1)

On May 26, 2011, the Company’s Board of Directors authorized the Company to repurchase up to the number of shares exercised through previous stock option awards and common stock issued under the 2010 Equity Incentive Plan. As of April 29, 2012, May 27, 2012 and July 1, 2012, this repurchase limit amounted to a total 7,757 shares, 192,576 shares, and 217,792 shares, respectively, that may be repurchased under this program. For purposes of presenting the approximate dollar value of shares that may be purchased under this program, we multiplied the remaining balance under this program by $32.86 per share, which is the average closing price of the Company’s common stock during the period.

(2)	On May 24, 2012, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its common stock.

Item 4. Mine Safety Disclosures

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (filed herewith).

10.1	Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (filed herewith).

10.2	Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Senior Vice President Finance & Chief Financial Officer

Date: August 8, 2012

EnerSys

EXHIBIT INDEX

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (filed herewith).

10.1	Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (filed herewith).

10.2	Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document