Form 10-Q
period 2012-09-30
EnerSys
filed 2012-11-05
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common Stock outstanding at November 2, 2012: 48,483,321 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS

Consolidated Condensed Balance Sheets (Unaudited)

(In Thousands, Except Share and Per Share Data)

	September 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$212,342	$160,490
Accounts receivable, net of allowance for doubtful accounts (September 30, 2012 - $9,406; March 31, 2012 - $10,022)	472,775	466,769
Inventories, net	366,539	361,774
Deferred taxes	30,512	30,247
Prepaid and other current assets	59,308	52,393

Total current assets	1,141,476	1,071,673
Property, plant, and equipment, net	349,336	353,215
Goodwill	349,610	352,737
Other intangible assets, net	105,608	107,082
Other assets	39,360	40,248

Total assets	$1,985,390	$1,924,955

Liabilities and Equity
Current liabilities:
Short-term debt	$21,019	$16,042
Current portion of long-term debt and capital lease obligations	329	2,949
Accounts payable	232,134	249,996
Accrued expenses	184,838	191,314

Total current liabilities	438,320	460,301

Long-term debt and capital lease obligations	227,644	237,110
Deferred taxes	83,682	84,479
Other liabilities	91,265	92,468

Total liabilities	840,911	874,358

Commitments and contingencies	—	—

Redeemable noncontrolling interests	8,598	9,782

Equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 52,930,206 shares issued and 48,483,321 outstanding at September 30, 2012; 52,247,014 shares issued and 47,800,129 shares outstanding at March 31, 2012	529	522
Additional paid-in capital	496,610	474,924
Treasury stock, at cost, 4,446,885 shares held as of September 30, 2012 and March 31, 2012	(78,183)	(78,183)
Retained earnings	650,433	560,839
Accumulated other comprehensive income	61,008	74,093

Total EnerSys stockholders’ equity	1,130,397	1,032,195
Noncontrolling interests	5,484	8,620

Total equity	1,135,881	1,040,815

Total liabilities and equity	$1,985,390	$1,924,955

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Quarter Ended
	September 30, 2012	October 2, 2011
Net sales	$554,212	$547,140
Cost of goods sold	415,873	432,745

Gross profit	138,339	114,395
Operating expenses	74,159	71,953
Restructuring charges	1,295	902
Legal proceedings settlement income	—	(900)

Operating earnings	62,885	42,440
Interest expense	4,942	4,083
Other (income) expense, net	(1,794)	(33)

Earnings before income taxes	59,737	38,390
Income tax expense	16,726	10,101

Net earnings	43,011	28,289
Net losses attributable to noncontrolling interests	(779)	—

Net earnings attributable to EnerSys stockholders	$43,790	$28,289

Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.91	$0.57

Diluted	$0.90	$0.57

Weighted average shares of common stock outstanding:
Basic	48,188,331	49,469,694

Diluted	48,719,916	49,806,964

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Six Months Ended
	September 30, 2012	October 2, 2011
Net sales	$1,148,122	$1,116,369
Cost of goods sold	861,477	880,003

Gross profit	286,645	236,366
Operating expenses	151,840	144,799
Restructuring charges	1,665	1,312
Legal proceedings settlement income	—	(900)

Operating earnings	133,140	91,155
Interest expense	9,674	7,497
Other (income) expense, net	(544)	1,194

Earnings before income taxes	124,010	82,464
Income tax expense	35,435	20,679

Net earnings	88,575	61,785
Net losses attributable to noncontrolling interests	(1,019)	—

Net earnings attributable to EnerSys stockholders	$89,594	$61,785

Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.86	$1.24

Diluted	$1.84	$1.23

Weighted average shares of common stock outstanding:
Basic	48,044,767	49,761,160

Diluted	48,573,454	50,237,620

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Quarter ended		Six months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net earnings	$43,011	$28,289	$88,575	$61,785
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	7,937	(10,825)	2,591	(8,079)
Pension funded status adjustment, net of tax	(131)	104	84	77
Foreign currency translation adjustments	15,794	(55,071)	(16,181)	(40,094)

Total comprehensive income (loss)	$66,611	$(37,503)	$75,069	$13,689
Comprehensive loss attributable to noncontrolling interests	(676)	—	(1,440)	—

Comprehensive income (loss) attributable to EnerSys stockholders	$67,287	$(37,503)	$76,509	$13,689

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities
Net earnings	$88,575	$61,785
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,070	24,253
Derivatives not designated in hedging relationships:
Net losses	510	2,369
Cash settlements	(1,336)	(1,727)
Provision for doubtful accounts	(120)	1,751
Deferred income taxes	(902)	42
Non-cash interest expense	4,310	3,790
Stock-based compensation	7,198	5,734
Gain on disposal of property, plant, and equipment	(74)	(652)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,533)	(24,950)
Inventory	(14,077)	(21,471)
Prepaid expenses and other current assets	(1,228)	(10,944)
Other assets	1,858	967
Accounts payable	(15,528)	(9,922)
Accrued expenses	(2,557)	(6,181)
Other liabilities	(1,396)	2,378

Net cash provided by operating activities	78,770	27,222

Cash flows from investing activities
Capital expenditures	(26,674)	(24,153)
Purchases of businesses, net of cash acquired	—	(1,110)
Proceeds from disposal of property, plant, and equipment	89	71

Net cash used in investing activities	(26,585)	(25,192)

Cash flows from financing activities
Net increase in short-term debt	5,402	16,251
Proceeds from revolving credit borrowings	173,250	22,600
Repayments of revolving credit borrowings	(182,800)	(3,600)
Proceeds from long-term debt - other	5,556	—
Payments of long-term debt - other	(10,638)	—
Capital lease obligations	(282)	(1,233)
Net effect from exercising of stock options and vesting of equity awards	8,922	(96)
Excess tax benefits from exercise of stock options and vesting of equity awards	4,965	3,099
Purchase of treasury stock	—	(49,888)
Purchase of noncontrolling interests	(2,131)	—
Proceeds from noncontrolling interests	613	—

Net cash provided by (used in) financing activities	2,857	(12,867)
Effect of exchange rate changes on cash and cash equivalents	(3,190)	(2,438)

Net increase (decrease) in cash and cash equivalents	51,852	(13,275)
Cash and cash equivalents at beginning of period	160,490	108,869

Cash and cash equivalents at end of period	$212,342	$95,594

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

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current-year presentation for redeemable noncontrolling interests.

Recently Adopted Accounting Pronouncements

In the first quarter of fiscal 2013, the Company conformed its presentation of results of operations, in accordance with new guidance on the presentation of comprehensive income (loss). The guidance requires total comprehensive income (loss) for interim periods to be presented in single continuous statement or in two separate, but consecutive, statements. The new guidance does not change where the components of comprehensive income (loss) are recognized. During the current quarter, no new accounting standards were adopted or pending adoption that would have a significant impact on the Company’s consolidated financial position and results of operations.

2. Inventories

Inventories, net consist of:

	September 30, 2012	March 31, 2012
Raw materials	$99,708	$100,538
Work-in-process	110,832	111,629
Finished goods	155,999	149,607

Total	$366,539	$361,774

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

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of September 30, 2012 and March 31, 2012 and the basis for that measurement:

	Total Fair Value Measurement September 30, 2012	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(2,339)	$—	$(2,339)	$—
Lead forward contracts	7,736	—	7,736	—
Foreign currency forward contracts	(717)	—	(717)	—

Total derivatives	$4,680	$—	$4,680	$—

	Total Fair Value Measurement March 31, 2012	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(3,872)	$—	$(3,872)	$—
Lead forward contracts	(851)	—	(851)	—
Foreign currency forward contracts	782	—	782	—

Total derivatives	$(3,941)	$—	$(3,941)	$—

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

The fair value of the Company’s 2011 Credit Facility, the China Term Loan, the India Term Loan and short-term debt approximate their carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The Company’s $172,500 senior unsecured 3.375% convertible notes (“Convertible Notes”), with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On September 30, 2012, the Company’s stock price closed at $35.29 per share. The Convertible Notes have a conversion option at $40.60 per share. The fair value of these notes represent the trading values based upon quoted market prices and are classified as Level 2. The Convertible Notes were trading at 114% of face value on September 30, 2012, and 116% of face value on March 31, 2012.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at September 30, 2012 and March 31, 2012 were as follows:

	September 30, 2012				March 31, 2012
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$7,736		$7,736		$782		$782
Financial liabilities:
Convertible Notes	$151,699	(2)	$196,650	(3)	$148,272	(2)	$200,100	(3)
Derivatives (1)	3,056		3,056		4,723		4,723

(1)

Represents interest rate swap agreements, lead and foreign currency hedges (see Note 4 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at September 30, 2012 and March 31, 2012).

(2)	The carrying amounts of the Convertible Notes at September 30, 2012 and March 31, 2012 represent the $172,500 principal value, less the unamortized debt discount (see Note 9).
(3)	The fair value amounts of the Convertible Notes at September 30, 2012 and March 31, 2012 represent the trading values of the Convertible Notes with a principal value of $172,500.

4. Derivative Financial Instruments

The Company utilizes derivative instruments to reduce its exposure to fluctuations in commodity prices, foreign exchange rates and interest rates, under established procedures and controls. The Company does not enter into derivative contracts for speculative purposes. The Company’s agreements are with creditworthy financial institutions and the Company anticipates performance by counterparties to these contracts and therefore no material loss is expected.

Derivatives in Cash Flow Hedging Relationships

Lead Hedge Forward Contracts

The Company enters into lead hedge forward contracts to fix the price for a portion of the lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases based on the criteria under the Financial Accounting Standards Board (“FASB”) guidance. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at September 30, 2012 and March 31, 2012 were 46.8 million and 60.0 million pounds, respectively.

Foreign Currency Forward Contracts

The Company purchases lead and other commodities in certain countries where the foreign currency exposure is different from the functional currency of that country. The Company uses foreign currency forward contracts to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of September 30, 2012 and March 31, 2012, the Company had entered into a total of $45,753 and $42,121, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $6,996 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Interest Rate Swap Agreements

As of September 30, 2012 and March 31, 2012, the Company maintained interest rate swap agreements that converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. These agreements expire between February 2013 and May 2013. The Company recorded expense relating to changes in the fair value of these agreements in the consolidated condensed statements of income, within other (income) expense, of $77 and $171 during the second quarter of fiscal 2013 and 2012, respectively, and of $92 and $881 for the six months ended September 30, 2012 and October 2, 2011, respectively.

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables. These are not designated as hedging instruments. As of September 30, 2012 and March 31, 2012, the notional amount of these contracts was $44,610 and $11,410, respectively. The Company recorded expense in the consolidated condensed statements of income within other (income) expense, of $304 and $1,407 during the second quarter of fiscal 2013 and 2012, respectively, and of $418 and $1,487 for the six months ended September 30, 2012 and October 2, 2011, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the consolidated condensed balance sheets and derivative gains and losses in the consolidated condensed statements of income:

Fair Value of Derivative Instruments

September 30, 2012 and March 31, 2012

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012
Prepaid and other current assets
Foreign currency forward contracts	$—	$670	$—	$112
Lead hedge forward contracts	7,566	—	—	—
Other assets
Lead hedge forward contracts	170	30	—	—
Foreign currency forward contracts	—	—	12	—

Total assets	$7,736	$700	$12	$112

Accrued expenses
Interest rate swap agreements	$—	$—	$2,339	$3,628
Lead hedge forward contracts	—	881	—	—
Foreign currency forward contracts	122	—	607	—
Other liabilities
Interest rate swap agreements	—	—	—	244

Total liabilities	$122	$881	$2,946	$3,872

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarter ended September 30, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$12,476	Cost of goods sold	$(1,967)
Foreign currency forward contracts	(706)	Cost of goods sold	1,094

Total	$11,770		$(873)

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	(Gain) Loss

Interest rate swap contracts	Other (income) expense, net	$77
Foreign currency forward contracts	Other (income) expense, net	304

Total		$381

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarter ended October 2, 2011

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(10,723)	Cost of goods sold	$3,697
Foreign currency forward contracts	(2,084)	Cost of goods sold	(2,175)

Total	$(12,807)		$1,522

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	(Gain) Loss
Interest rate swap contracts	Other (income) expense, net	$171
Foreign currency forward contracts	Other (income) expense, net	1,407

Total		$1,578

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the six months ended September 30, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$6,063	Cost of goods sold	$(469)
Foreign currency forward contracts	1	Cost of goods sold	2,372

Total	$6,064		$1,903

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	(Gain) Loss
Interest rate swap contracts	Other (income) expense, net	$92
Foreign currency forward contracts	Other (income) expense, net	418

Total		$510

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the six months ended October 2, 2011

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(12,145)	Cost of goods sold	$2,802
Foreign currency forward contracts	(1,928)	Cost of goods sold	(4,110)

Total	$(14,073)		$(1,308)

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	(Gain) Loss
Interest rate swap contracts	Other (income) expense, net	$881
Foreign currency forward contracts	Other (income) expense, net	1,487

Total		$2,368

5. Income Taxes

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provisions for the second quarters of fiscal 2013 and 2012 were based on the estimated effective tax rates applicable for the full years ending March 31, 2013 and March 31, 2012, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the second quarters of fiscal 2013 and 2012 were 28.0% and 26.3%, respectively. The effective income tax rates for the first six months of fiscal 2013 and 2012 were 28.6% and 25.1%, respectively. The increase in the rates compared to the prior year periods are primarily due to changes in the mix of earnings among tax jurisdictions and the expiration of certain U.S. corporate tax exemptions.

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

	Quarter ended		Six months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Balance at beginning of period	$42,488	$38,185	$42,067	$36,006
Current period provisions	5,892	5,945	11,488	12,130
Costs incurred	(6,083)	(4,988)	(10,578)	(9,429)
Foreign exchange and other	342	(1,117)	(338)	(682)

Balance at end of period	$42,639	$38,025	$42,639	$38,025

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

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at September 30, 2012 and March 31, 2012, the Company has hedged the price to purchase 46.8 million and 60.0 million pounds of lead, respectively, for a total purchase price of $40,683 and $56,610, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The maturity period for substantially all these contracts is less than one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $90,363 and $53,531, respectively, of foreign currency forward contracts with financial institutions as of September 30, 2012 and March 31, 2012.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. At September 30, 2012 and March 31, 2012, such agreements which expire between February 2013 and May 2013, converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

8. Restructuring Plans

During fiscal 2011, the Company announced a restructuring of its European operations, which will result in the reduction of approximately 60 employees upon completion across its operations. The Company estimates that the total charges for these actions will amount to approximately $5,200, primarily from cash expenses for employee severance-related payments and site closure costs. Based on commitments incurred to date, the Company recorded restructuring charges of $5,178 in fiscal 2011 through 2012, with no additional charges in the first six months of fiscal 2013. The Company incurred $4,579 of costs against the accrual during fiscal 2011 through 2012, with an additional $503 of costs incurred during the first six months of fiscal 2013. As of September 30, 2012, the reserve balance associated with these actions is $48. The Company does not expect to be committed to significant additional restructuring charges in fiscal 2013 related to these actions and expects to complete the program in fiscal 2013.

During fiscal 2012, the Company announced restructuring plans related to its operations in Europe, primarily consisting of the transfer of manufacturing of select products between certain of its manufacturing operations and restructuring of its selling, general and administrative operations, which is expected to result in the reduction of approximately 85 employees upon completion. The Company estimates that the total charges for these actions will amount to approximately $4,200, primarily from cash expenses for employee severance-related payments. The Company recorded restructuring charges of $3,070 in fiscal 2012 with an additional $474 of charges during the first six months of fiscal 2013. The Company incurred $2,433 of costs against the accrual during fiscal 2012, with an additional $773 of costs incurred during the first six months of fiscal 2013. As of September 30, 2012, the reserve balance associated with these actions is $323. The Company expects to be committed to an additional $700 of restructuring charges in fiscal 2013 related to these actions, and expects to complete the program in fiscal 2014.

During fiscal 2013, the Company announced a further restructuring related to improving the efficiency of its manufacturing operations in Europe. The Company estimates that the total charges for these actions will amount to approximately $4,500, primarily from cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately 45 employees upon completion. During the first six months of fiscal 2013, the Company recorded restructuring charges of $1,191, consisting of a non-cash charge of $965 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $194. During the first six months of fiscal 2013, the Company incurred $32 of costs against the accrual. As of September 30, 2012, the reserve balance associated with these actions is $226. The Company expects to be committed to an additional $1,100 of restructuring charges in fiscal 2013 related to these actions, and expects to complete the program during fiscal 2015.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2012	$1,186	$—	$1,186
Accrued	668	32	700
Costs incurred	(1,276)	(32)	(1,308)
Foreign currency impact and other	(13)	—	(13)

Balance at September 30, 2012	$565	$—	$565

9. Debt

The following summarizes the Company’s long-term debt including capital lease obligations:

	September 30, 2012	March 31, 2012
3.375% Convertible Notes, net of discount, due 2038	$151,699	$148,272
2011 Credit Facility due 2016	69,850	79,400
China Term Loan due 2017	4,931	6,034
India Term Loan due 2017	881	5,383
Capital lease obligations and other	612	970

	227,973	240,059
Less current portion	329	2,949

Total long-term debt and capital lease obligations	$227,644	$237,110

The Convertible Notes are represented by a liability component, which is reported herein as long-term debt, net of discount and an equity component representing the convertible feature, which is included in additional paid-in-capital in EnerSys stockholders’ equity.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the Convertible Notes as of September 30, 2012 and March 31, 2012, respectively:

	September 30, 2012	March 31, 2012
Principal	$172,500	$172,500
Unamortized discount	(20,801)	(24,228)

Net carrying amount	$151,699	$148,272

Carrying amount of equity component	$29,850	$29,850

As of September 30, 2012, the remaining discount will be amortized over a period of 32 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,731 and $1,592, respectively, during the quarters ended September 30, 2012 and October 2, 2011 and $3,427 and $3,150, respectively, during the six months ended September 30, 2012 and October 2, 2011.

Available Lines of Credit

As of September 30, 2012 and March 31, 2012, the Company had available and undrawn, under all its lines of credit, $393,023 and $377,230, respectively. Included in the September 30, 2012 and March 31, 2012 amounts are $107,694 and $95,340, respectively, of uncommitted lines of credit.

As of September 30, 2012 and March 31, 2012, the Company had $8,012 and $9,108, respectively, of standby letters of credit.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter Ended		Quarter Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Service cost	$81	$70	$176	$172
Interest cost	163	166	591	635
Expected return on plan assets	(188)	(176)	(465)	(449)
Amortization and deferral	101	58	51	6

Net periodic benefit cost	$157	$118	$353	$364

	United States Plans		International Plans
	Six months Ended		Six months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Service cost	$162	$140	$353	$353
Interest cost	327	332	1,185	1,288
Expected return on plan assets	(377)	(352)	(929)	(907)
Amortization and deferral	201	116	103	13

Net periodic benefit cost	$313	$236	$712	$747

11. Stock-Based Compensation

As of September 30, 2012, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of equity-based compensation.

The Company recognized equity-based compensation expense associated with its equity incentive plans of $3,825 for the second quarter of fiscal 2013 and $3,016 for the second quarter of fiscal 2012. The Company recognized equity-based compensation expense associated with its equity incentive plans of $7,198 for the six months of fiscal 2013 and $5,734 for the six months of fiscal 2012.

In the six months of fiscal 2013, the Company granted to management, directors and other key employees 226,167 restricted stock units that vest 25% each year over four years from the date of grant, and 303,942 market share units that vest three years from the date of grant. In the six months of fiscal 2012, the Company granted to management and other key employees 134,263 restricted stock units and 224,397 market share units with similar vesting as in the fiscal 2013 grants.

Common stock activity for the six months of fiscal 2013 included the exercise of 512,900 options and the vesting of 230,743 restricted stock units and for the comparable period in fiscal 2012 included the exercise of 93,760 options and the vesting of 257,290 restricted stock units.

As of September 30, 2012 there were 120,763 non-qualified stock options, 605,971 restricted stock units and 641,446 market share units outstanding. At March 31, 2012, there were 633,663 non-qualified stock options, 617,240 restricted stock units and 346,563 market share units outstanding.

12. Stockholders’ Equity

Common Stock

The following demonstrates the change in the number of shares of Common Stock outstanding during the first six months of fiscal 2013:

Shares outstanding as of March 31, 2012	47,800,129
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	683,192

Shares outstanding as of September 30, 2012	48,483,321

Treasury Stock

There were no stock repurchases during the six months of fiscal 2013. During the six months of fiscal 2012, the Company purchased 2,646,885 shares of its common stock from institutional shareholders. At September 30, 2012 and March 31, 2012, the Company held 4,446,885 shares as treasury stock.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	March 31, 2012	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	September 30, 2012
Pension funded status adjustment	$(8,982)	$84	$—	$84	$(8,898)
Unrealized gain on derivative instruments	1,175	4,161	1,570	2,591	3,766
Foreign currency translation adjustment	81,900	(15,760)	—	(15,760)	66,140

Accumulated other comprehensive income	$74,093	$(11,515)	$1,570	$(13,085)	$61,008

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share:

	Quarter ended		Six months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net earnings attributable to EnerSys stockholders	$43,790	$28,289	$89,594	$61,785

Weighted average shares of common stock outstanding:
Basic	48,188,331	49,469,694	48,044,767	49,761,160
Dilutive potential common shares from exercise and lapse of equity awards, net of shares assumed reacquired	531,585	337,270	528,687	476,460

Diluted	48,719,916	49,806,964	48,573,454	50,237,620

Basic earnings per common share attributable to EnerSys stockholders	$0.91	$0.57	$1.86	$1.24

Diluted earnings per common share attributable to EnerSys stockholders	$0.90	$0.57	$1.84	$1.23

Anti-dilutive equity awards not included in weighted average common shares—diluted	287,566	526,808	197,392	422,122

The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes that the Company sold in May 2008 is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. No contingent shares were included in diluted shares outstanding during fiscal 2013 and 2012, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

14. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA,

•	Europe, which includes Europe, the Middle East and Africa, with segment headquarters in Zurich, Switzerland, and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

The following table provides selected financial data for the Company’s reportable business segments and product lines:

	Quarter ended		Six months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales by segment to unaffiliated customers
Europe	$215,453	$245,337	$452,504	$498,329
Americas	276,704	252,250	565,628	511,478
Asia	62,055	49,553	129,990	106,562

Total net sales	$554,212	$547,140	$1,148,122	$1,116,369

Net sales by product line
Reserve power	$285,286	$267,294	$574,580	$533,232
Motive power	268,926	279,846	573,542	583,137

Total net sales	$554,212	$547,140	$1,148,122	$1,116,369

Intersegment sales
Europe	$23,222	$13,287	$45,384	$29,419
Americas	9,143	10,054	19,697	20,200
Asia	7,785	4,001	14,144	7,055

Total intersegment sales (1)	$40,150	$27,342	$79,225	$56,674

Operating earnings by segment
Europe	$14,021	$14,597	$31,241	$28,734
Americas	43,572	27,396	88,086	59,014
Asia	6,587	449	15,478	3,819
Restructuring charges (Europe)	(1,295)	(902)	(1,665)	(1,312)
Legal proceedings settlement income (Europe)	—	900	—	900

Total operating earnings (2)	$62,885	$42,440	$133,140	$91,155

(1)	Intersegment sales are presented on a cost plus basis which takes into consideration the effect of transfer prices between legal entities.
(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

The Company evaluated all subsequent events through the date that the Consolidated Condensed Financial Statements were issued. No material subsequent events have occurred since September 30, 2012 that required recognition or disclosure in the Consolidated Condensed Financial Statements.

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

Economic Climate

Recent indicators continue to suggest a mixed trend in economic activity among our different geographical regions. The Americas region continued its economic recovery which has been in place since fiscal 2010. Asia’s economic expansion continues but at a slower rate. The ongoing financial crisis and austerity measures in Europe are a factor in slowing overall economic growth in this region and leading to declining economic growth in many of the Western European countries.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate significantly as they have in the past several years. The decrease in our cost of lead due to a decrease in average lead prices was approximately $20 million and $41 million in the current quarter and six months of fiscal 2013, respectively, compared to the comparable prior year periods.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. During the current quarter and six months of fiscal 2013, our selling prices declined slightly to reflect declining lead costs. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead.

Liquidity and Capital Resources

Our capital structure and liquidity remain strong. As of September 30, 2012, we had $212.3 million of cash and cash equivalents, approximately $285 million of undrawn, committed credit lines, and approximately $108 million of available and uncommitted credit lines. A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

Results of Operations

Net Sales

	Quarter ended September 30, 2012		Quarter ended October 2, 2011		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Europe	$215.4	38.9%	$245.3	44.8%	$(29.9)	(12.2)%
Americas	276.7	49.9	252.3	46.1	24.4	9.7
Asia	62.1	11.2	49.6	9.1	12.5	25.2

Total net sales	$554.2	100.0%	$547.2	100.0%	$7.0	1.3%

	Six months ended September 30, 2012		Six months ended October 2, 2011		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Europe	$452.5	39.4%	$498.3	44.6%	$(45.8)	(9.2)%
Americas	565.6	49.3	511.5	45.8	54.1	10.6
Asia	130.0	11.3	106.6	9.6	23.4	22.0

Total net sales	$1,148.1	100.0%	$1,116.4	100.0%	$31.7	2.8%

Net sales increased $7.0 million or 1.3% in the second quarter of fiscal 2013 from the comparable period in fiscal 2012. This increase for the quarter was the result of a 2% increase in organic volume, a 4% increase from acquisitions, a 4% decrease due to foreign currency translation impact and a 1% decrease due to pricing. Net sales increased $31.7 million or 2.8% in the six months of fiscal 2013 from the comparable period in fiscal 2012. This increase for the six months of fiscal 2013 was the result of a 4% increase in both organic volume and acquisitions, partially offset by a 5% decrease from foreign currency translation impact.

Segment sales

The Americas and Asia segments experienced improved year over year economic and market conditions, which led to organic volume improvements in the second quarter and first half of fiscal 2013 compared to the prior year periods. Our Europe segment experienced sales declines in the second quarter and first half of fiscal 2013 from lower organic volume, unfavorable pricing and foreign currency translation impact, partially offset by acquisitions, compared to the comparable periods of fiscal 2012. The declines in European volume growth and currency rates reflect the economic conditions facing that region.

Our Europe segment’s net sales decreased $29.9 million or 12.2% in the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012, primarily due to a decrease of approximately 8% related to currency translation impact, 6% decrease in organic volume and 1% decrease due to pricing. Acquisitions contributed an increase of approximately 3%. Revenue decreased $45.8 million or 9.2% in the six months of fiscal 2013, as compared to the six months of fiscal 2012, primarily due to a decrease of approximately 10% related to currency translation impact, organic volume and pricing each with a 1% decrease, while acquisitions contributed an increase of approximately 3%.

Our Americas segment’s net sales increased $24.4 million or 9.7% in the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012, primarily due to higher organic volume, which contributed approximately 6% of the increased revenue. Acquisitions contributed an increase of approximately 5% partially offset by currency translation impact of approximately 1%. Revenue increased $54.1 million or 10.6% in the six months of fiscal 2013, as compared to the six months of fiscal 2012, primarily due to higher organic volume which contributed approximately 7%. Acquisitions and pricing contributed an increase of approximately 4% and 1%, respectively, partially offset by currency translation impact of 1%.

Our Asia segment’s net sales increased $12.5 million or 25.2% in the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012, primarily due to higher organic volume and acquisitions, which contributed approximately 20% and 8%, respectively. Currency translation impact and pricing partially offset this increase by approximately 2% and 1%, respectively. Revenue increased $23.4 million or 22.0% in the six months of fiscal 2013, as compared to the six months of fiscal 2012, primarily due to organic volume growth and acquisitions, which contributed approximately 18% and 7%, partially offset by currency translation impact and pricing of approximately 2% and 1%, respectively.

Product line sales

	Quarter ended September 30, 2012		Quarter ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$285.3	51.5%	$267.3	48.9%	$18.0	6.7%
Motive power	268.9	48.5	279.9	51.1	(11.0)	(3.9)

Total net sales	$554.2	100.0%	$547.2	100.0%	$7.0	1.3%

	Six months ended September 30, 2012		Six months ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$574.6	50.0%	$533.2	47.8%	$41.4	7.8%
Motive power	573.5	50.0	583.2	52.2	(9.7)	(1.6)

Total net sales	$1,148.1	100.0%	$1,116.4	100.0%	$31.7	2.8%

Sales of our reserve power products in the second quarter of fiscal 2013 increased $18.0 million or 6.7% compared to the second quarter of fiscal 2012. Organic volume and acquisitions contributed approximately 6% each to the increased revenue, partially offset by lower currency translation impact and pricing of approximately 4% and 1%, respectively. Sales in the six months of fiscal 2013 increased $41.4 million or 7.8% compared to the six months of fiscal 2012. Organic volume and acquisitions contributed approximately 8% and 5%, respectively, to the increased revenue, partially offset by currency translation impact of approximately 5%.

Sales of our motive power products in the second quarter of fiscal 2013 decreased $11.0 million or 3.9% compared to the second quarter of fiscal 2012. The second quarter decrease was primarily due to decrease in organic volume of approximately 3% and currency translation impact of approximately 4% partially offset by an increase of approximately 3% from acquisitions. The lower volumes in motive power for the quarter were in our Europe segment. Sales in the six months of fiscal 2013 decreased $9.7 million or 1.6% compared to the six months of fiscal 2012, primarily due to currency translation impact of approximately 5% partially offset by an increase of approximately 3% from acquisitions and 1% due to organic volume.

Gross Profit

	Quarter ended September 30, 2012		Quarter ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$138.3	25.0%	$114.4	20.9%	$23.9	20.9%

	Six months ended September 30, 2012		Six months ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$286.6	25.0%	$236.4	21.2%	$50.2	21.3%

Gross profit increased $23.9 million or 20.9% in the second quarter of fiscal 2013 and increased $50.2 million or 21.3% in the six months of fiscal 2013, compared to the comparable periods of fiscal 2012. Gross profit, as a percentage of net sales increased 410 basis points in the second quarter and 380 points in the six month period of fiscal 2013, when compared to the comparable periods of fiscal 2012. This increase is primarily attributed to higher sales volume and lower commodity costs. Pricing held relatively constant in the six month period.

We estimate that the cost of lead alone, our most significant raw material, decreased our cost of sales by approximately $20 million and $41 million, respectively, in the second quarter and six months of fiscal 2013, compared to the comparable periods in fiscal 2012 while selling prices decreased sales by approximately $3 million and $4 million, respectively, in the second quarter and in the six months of fiscal 2013.

Our gross profit initiatives will continue to emphasize cost reduction activities to improve gross profit and continue to focus on improving product mix to higher margin products.

Operating Items

	Quarter ended September 30, 2012		Quarter ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$74.1	13.4%	$71.9	13.1%	$2.2	3.1%

Restructuring charges	$1.3	0.2%	$0.9	0.2%	$0.4	43.6%

Legal proceedings settlement income	$—	—%	$(0.9)	(0.2)%	$(0.9)	NM

	Six months ended September 30, 2012		Six months ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$151.8	13.2%	$144.8	13.0%	$7.0	4.9%

Restructuring charges	$1.7	0.1%	$1.3	0.1%	$0.4	26.9%

Legal proceedings settlement income	$—	—%	$(0.9)	(0.1)%	$(0.9)	NM

NM = not meaningful

Operating expenses as a percentage of net sales increased 30 basis points in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 and 20 basis points in the six months of fiscal 2013 compared to the six months of fiscal 2012. Operating expenses, excluding the effect of foreign currency translation, increased $6.3 million or 8.9% in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 and increased $15.6 million or 10.9% in the six months of fiscal 2013 compared to the six months of fiscal 2012, due primarily to higher sales volume and the higher operating costs of recent acquisitions. Selling expenses, our main component of operating expenses, were 59.5% and 60.1% of total operating expenses in the second quarter and six months of fiscal 2013, respectively, compared to 58.6% and 59.2% of total operating expenses in the second quarter and six months of fiscal 2012, respectively.

Restructuring charges

Included in our second quarter and six months of fiscal 2013 operating results are $1.3 million and $1.7 million of restructuring charges, respectively, primarily for staff reductions and write-off of fixed assets and inventory in Europe. Included in our second quarter and six months of fiscal 2012 operating results are $0.9 million and $1.3 million of restructuring charges, respectively, for staff reductions in Europe.

Operating Earnings

	Quarter ended September 30, 2012		Quarter ended October 2, 2011		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Europe	$14.1	6.5%	$14.7	6.0%	$(0.6)	(3.9)%
Americas	43.5	15.7	27.3	10.9	16.2	59.1
Asia	6.6	10.6	0.5	0.9	6.1	NM

Subtotal	64.2	11.6	42.5	7.8	21.7	51.2
Legal proceedings settlement income-Europe	—	—	0.9	0.4	(0.9)	NM
Restructuring charges-Europe	(1.3)	(0.6)	(0.9)	(0.4)	(0.4)	43.6

Total operating earnings	$62.9	11.4%	$42.5	7.8%	$20.4	48.2%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

	Six months ended September 30, 2012		Six months ended October 2, 2011		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Europe	$31.3	6.9%	$28.8	5.8%	$2.5	8.7%
Americas	88.0	15.6	58.9	11.5	29.1	49.3
Asia	15.5	11.9	3.9	3.6	11.6	NM

Subtotal	134.8	11.7	91.6	8.2	43.2	47.2
Legal proceedings settlement income-Europe	—	—	0.9	0.2	(0.9)	NM
Restructuring charges-Europe	(1.7)	(0.4)	(1.3)	(0.3)	(0.4)	26.9

Total operating earnings	$133.1	11.6%	$91.2	8.2%	$41.9	46.1%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

Operating earnings increased $20.4 million or 48.2% in the second quarter of fiscal 2013 in comparison to the second quarter of fiscal 2012. Operating earnings as a percentage of net sales, as shown in the table above, increased 360 basis points in the second quarter of fiscal 2013 when compared to the second quarter of fiscal 2012.

We experienced a decrease in operating earnings in our Europe segment in the second quarter of fiscal 2013 in comparison to the comparable quarter in the prior year, although the operating margin increased 50 basis points to 6.5%. Operating earnings increased in the six months of fiscal 2013 in comparison to the comparable period in the prior year, with the operating margin increasing 110 basis points to 6.9%. This improvement in Europe earnings is primarily attributable to lower commodity costs and the benefits of the restructuring programs.

Our Americas segment had an increase in operating earnings in the second quarter of fiscal 2013 in comparison to the second quarter of fiscal 2012, with the operating margin increasing 480 basis points to 15.7%. Operating earnings increased in the six months of fiscal 2013 in comparison to the comparable period in the prior year, with the operating margin increasing 410 basis points to 15.6%. The operating margin increase in the second quarter and six months of fiscal 2013 is primarily attributable to higher organic volume and lower commodity costs.

Operating earnings increased in our Asia segment in the second quarter and six months of fiscal 2013 in comparison to the second quarter of fiscal 2012, with the operating margin increasing 970 basis points and 830 basis points, respectively. The improvement in the second quarter and six months of fiscal 2013 in comparison to the prior year periods is primarily due to increased volume and a better mix of higher margin products in the region.

Interest Expense

	Quarter ended September 30, 2012		Quarter ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$5.0	0.9%	$4.1	0.8%	$0.9	21.0%

	Six months ended September 30, 2012		Six months ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$9.7	0.8%	$7.5	0.7%	$2.2	29.0%

Interest expense of $5.0 million in the second quarter of fiscal 2013 (net of interest income of $0.2 million) was $0.9 million higher than the interest expense of $4.1 million in the second quarter of fiscal 2012 (net of interest income of $0.2 million). Interest expense of $9.7 million in the six months of fiscal 2013 (net of interest income of $0.4 million) was $2.2 million higher than the interest expense of $7.5 million in the six months of fiscal 2012 (net of interest income of $0.5 million).

The increase in interest expense in the second quarter and six months of fiscal 2013 compared to the comparable prior year periods is primarily attributable to higher interest rates in Asia and South America where we made recent acquisitions.

Included in interest expense are non-cash charges for deferred financing fees of $0.3 million and $0.6 million, respectively, in the second quarter and six months of fiscal 2013 and $0.3 million and $0.6 million, respectively, in the second quarter and six months of fiscal 2012.

Included in interest expense is non-cash, accreted interest on the Convertible Notes of $1.7 million and $3.4 million, respectively, in the second quarter and six months of fiscal 2013 and $1.6 million and $3.2 million, respectively, in the second quarter and six months of fiscal 2012. (See Note 9 to the Consolidated Condensed Financial Statements.)

Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $262.3 million and $262.8 million in the second quarter and six months of fiscal 2013, respectively, compared to $273.2 million and $266.2 million in the second quarter and six months of fiscal 2012, respectively. The average Convertible Notes discount excluded from our average debt outstanding was $21.7 million and $22.6 million, respectively, in the second quarter and six months of fiscal 2013 and $28.3 million and $29.1 million, respectively, in the second quarter and six months of fiscal 2012.

Other (Income) Expense, Net

	Quarter ended September 30, 2012		Quarter ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(1.8)	(0.3)%	$—	—%	$1.8	NM	%

	Six months ended September 30, 2012		Six months ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(0.6)	—%	$1.2	0.1%	$1.8	NM	%

Other (income) expense, net for the second quarter as well as the six months of fiscal 2013 increased by $1.8 million compared to the comparable prior year periods primarily on account of insurance recoveries.

Earnings Before Income Taxes

	Quarter ended September 30, 2012		Quarter ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$59.7	10.8%	$38.4	7.0%	$21.3	55.6%

	Six months ended September 30, 2012		Six months ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$124.0	10.8%	$82.5	7.4%	$41.5	50.4%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2013 increased $21.3 million or 55.6% compared to the second quarter of fiscal 2012 and earnings before income taxes in the six months of fiscal 2013 increased $41.5 million or 50.4% compared to the six months of fiscal 2012. Earnings before income taxes as a percentage of net sales were 10.8% for both the second quarter and six months of fiscal 2013 compared to 7.0% and 7.4%, respectively, in the second quarter and six months of fiscal 2012.

Income Tax Expense

	Quarter ended September 30, 2012		Quarter ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$16.7	3.0%	$10.1	1.8%	$6.6	65.6%

Effective tax rate	28.0%		26.3%		1.7%

	Six months ended September 30, 2012		Six months ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$35.4	3.1%	$20.7	1.9%	$14.7	71.4%

Effective tax rate	28.6%		25.1%		3.5%

The Company’s income tax provisions for both periods consist of federal, state and foreign income taxes. The tax provisions for the second quarters of fiscal 2013 and fiscal 2012 were based on the estimated effective tax rates applicable for the full years ending March 31, 2013 and March 31, 2012, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the second quarters of fiscal 2013 and fiscal 2012 were 28.0% and 26.3%, respectively. The effective income tax rates for the six months of fiscal 2013 and fiscal 2012 were 28.6% and 25.1%, respectively. The rate increase in the second quarter and six months of fiscal 2013 as compared to the comparable prior year periods are primarily due to changes in the mix of earnings among tax jurisdictions and the expiration of certain U.S. corporate tax exemptions.

Net Earnings Attributable to EnerSys Stockholders

	Quarter ended September 30, 2012		Quarter ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Net earnings attributable to EnerSys stockholders	$43.8	7.9%	$28.3	5.2%	$15.5	54.8%

	Six Months ended September 30, 2012		Quarter ended October 2, 2011		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Net earnings attributable to EnerSys stockholders	$89.6	7.8%	$61.8	5.5%	$27.8	45.0%

As a result of the above, net earnings attributable to EnerSys Stockholders in the second quarter of fiscal 2013 were $43.8 million or 7.9% of net sales, compared to the second quarter of fiscal 2012 of $28.3 million or 5.2% of net sales. Net earnings attributable to EnerSys Stockholders in the six months of fiscal 2013 were $89.6 million or 7.8% of net sales, compared to the six months of fiscal 2012 of $61.8 million or 5.5% of net sales.

Net earnings attributable to EnerSys Stockholders per common share in the second quarter of fiscal 2013 were $0.91 per basic share and $0.90 per diluted share, compared to $0.57 per basic share and diluted share in the second quarter of fiscal 2012. Net earnings attributable to EnerSys Stockholders per common share in the six months of fiscal 2013 were $1.86 per basic share and $1.84 per diluted share, compared to $1.24 per basic share and $1.23 per diluted share in the six months of fiscal 2012.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Liquidity and Capital Resources

Operating activities provided cash of $78.8 million in the six months of fiscal 2013 compared to $27.2 million in the comparable period of fiscal 2012. In the six months of fiscal 2013, net earnings of $88.6 million and depreciation and amortization of $25.1 million were offset by cash used for the increase in primary working capital of $41.1 million, net of currency translation changes. In the six months of fiscal 2012, net earnings of $61.8 million and depreciation and amortization of $24.3 million were offset by cash used for the increase in primary working capital of $56.3 million, net of currency translation changes.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $607.2 million (yielding a primary working capital percentage of 27.4%) at September 30, 2012, $578.6 million (yielding a primary working capital percentage of 24.4%) at March 31, 2012 and $576.1 million at October 2, 2011 (yielding a primary working capital percentage of 26.3%). The primary working capital percentage of 27.4% at September 30, 2012 is 3.0 percentage points higher than that for March 31, 2012, and 1.1 percentage points higher than that for the prior year quarter.

Primary working capital increased during the six months of fiscal 2013, largely due to an increase in accounts receivable and inventories and a decrease in accounts payable.

Primary working capital and primary working capital percentages at September 30, 2012, March 31, 2012 and October 2, 2011 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
September 30, 2012	$472.8	$366.5	$(232.1)	$607.2	$2,216.8	27.4%
March 31, 2012	466.8	361.8	(250.0)	578.6	2,371.0	24.4
October 2, 2011	474.3	345.5	(243.7)	576.1	2,188.6	26.3

Investing activities used cash of $26.6 million in the six months of fiscal 2013, compared to $25.2 million in the comparable period in fiscal 2012, primarily comprised of capital expenditures.

Financing activities provided cash of $2.9 million in the six months of fiscal 2013. Borrowings and repayments on our revolver were $173.3 million and $182.8 million, respectively, while borrowings on long-term debt and short-term debt were $5.6 million and

$5.4 million, respectively, which were partially offset by repayments of long-term debt of $10.6 million in Asia. Exercise of stock options and the related tax benefits contributed $13.9 million. In the six months of fiscal 2012, financing activities utilized cash of $12.9 million, primarily reflecting the repurchase of common stock of $49.9 million. Borrowings and repayments on our revolver were $22.6 million and $3.6 million, respectively, while borrowings on short-term debt were $16.3 million partially offset by capital lease payments of $1.2 million. Exercise of stock options and the related tax benefits contributed $3.0 million.

As a result of the above, total cash and cash equivalents increased by $51.9 million to $212.3 million in the six months of fiscal 2013 compared to a decrease of $13.3 million to $95.6 million in the comparable period of fiscal 2012.

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

Counterparty Risks

We have entered into interest rate swap agreements to manage risk on a portion of our long-term floating-rate debt. We have entered into lead forward purchase contracts to manage risk on the cost of lead. We have entered into foreign exchange forward contracts to manage risk on foreign currency exposures. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at September 30, 2012 are $3.8 million (pre-tax), therefore there is no risk of nonperformance by the counterparties. Those contracts that result in an asset position at September 30, 2012 are $8.4 million (pre-tax) and the impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Changes in the fair value of these contracts for the quarters ended September 30, 2012 and October 2, 2011 have been recorded in the income statement in other (income) expense, net.

At September 30, 2012 and March 31, 2012, the aggregate notional amount of interest rate swap agreements is $85.0 million. These agreements expire between February – May 2013.

Under the interest rate swaps, the Company receives three-month LIBOR and pays a fixed interest rate which averaged 4.28% on September 30, 2012 and October 2, 2011.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
September 30, 2012	$40.7	46.8	$0.87	10%
March 31, 2012	56.6	60.0	0.94	12
October 2, 2011	63.2	62.3	1.01	14

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe approximately 43% of the cost of our lead requirement is known. This takes into account the hedge contracts in place at September 30, 2012, lead purchased by September 30, 2012 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would increase our cost of goods sold by approximately $14 million and $28 million in the second quarter and six months of fiscal 2013, respectively.

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

To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of September 30, 2012 and March 31, 2012 were $90.4 million and $53.5 million, respectively. The details of contracts outstanding as of September 30, 2012 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$12.9	$/€ 1. 23	7%
Sell Euros for Polish zloty	14.4	PLN/€ 4.26	21
Sell Euros for British pounds	27.2	£/€ 0.80	33
Sell Japanese yen for U.S. dollars	26.0	¥/$ 79.98	70
Sell Australian dollars for U.S. dollars	2.0	$/AUD 1.01	20
Sell U.S. dollars for Mexican pesos	2.5	MXN/$ 13.38	50
Sell Australian dollars for Euros	1.9	€/AUD 1.19	15
Other	3.5

Total	$90.4

(1)	Based on the fiscal year currency requirements.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
July 2 – July 29, 2012	—	$—	—	$57,973,315
July 30 – August 26, 2012	—	—	—	66,164,803
August 27 – September 30, 2012	—	—	—	74,746,440

Total	—	$—	—

(1)

On May 26, 2011, the Company’s Board of Directors authorized the Company to repurchase up to the number of shares exercised through previous stock option awards and common stock issued under the 2010 Equity Incentive Plan. As of July 29, 2012, August 26, 2012 and September 30, 2012, this repurchase limit amounted to a total 220,592 shares, 447,220 shares, and 684,642 shares, respectively, that may be repurchased under this program. For purposes of presenting the approximate dollar value of shares that may be purchased under this program, we multiplied the remaining balance under this program by $36.15 per share, which is the average closing price of the Company’s common stock during the period.

(2)	On May 24, 2012, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its common stock.

Item 4.	Mine Safety Disclosures

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2012).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Senior Vice President Finance & Chief Financial Officer

Date: November 5, 2012

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2012).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document