Form 10-Q
period 2012-12-30
EnerSys
filed 2013-02-06
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

Common Stock outstanding at February 1, 2013: 47,812,407 shares

ENERSYS

INDEX – FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS

Consolidated Condensed Balance Sheets (Unaudited)

(In Thousands, Except Share and Per Share Data)

	December 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$228,646	$160,490
Accounts receivable, net of allowance for doubtful accounts (December 30, 2012 - $10,538; March 31, 2012 - $10,022)	460,068	466,769
Inventories, net	380,048	361,774
Deferred taxes	30,582	30,247
Prepaid and other current assets	59,565	52,393

Total current assets	1,158,909	1,071,673

Property, plant, and equipment, net	350,946	353,215
Goodwill	352,185	352,737
Other intangible assets, net	104,973	107,082
Other assets	39,807	40,248

Total assets	$2,006,820	$1,924,955

Liabilities and Equity
Current liabilities:
Short-term debt	$28,352	$16,042
Current portion of long-term debt and capital lease obligations	676	2,949
Accounts payable	228,373	249,996
Accrued expenses	188,290	191,314

Total current liabilities	445,691	460,301

Long-term debt and capital lease obligations	209,793	237,110
Deferred taxes	84,051	84,479
Other liabilities	85,542	92,468

Total liabilities	825,077	874,358

Commitments and contingencies	—	—

Redeemable noncontrolling interests	12,024	9,782

Equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 52,930,852 shares issued and 47,800,775 outstanding at December 30, 2012; 52,247,014 shares issued and 47,800,129 shares outstanding at March 31, 2012	529	522
Additional paid-in capital	500,315	474,924
Treasury stock, at cost, 5,130,077 shares held as of December 30, 2012 and 4,446,885 shares held as of March 31, 2012	(100,776)	(78,183)
Retained earnings	689,617	560,839
Accumulated other comprehensive income	74,199	74,093

Total EnerSys stockholders’ equity	1,163,884	1,032,195
Noncontrolling interests	5,835	8,620

Total equity	1,169,719	1,040,815

Total liabilities and equity	$2,006,820	$1,924,955

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Quarter Ended
	December 30, 2012	January 1, 2012

Net sales	$557,320	$574,246
Cost of goods sold	413,622	443,370

Gross profit	143,698	130,876
Operating expenses	80,185	75,659
Restructuring charges	3,776	1,440

Operating earnings	59,737	53,777
Interest expense	4,612	4,808
Other (income) expense, net	1,271	1,121

Earnings before income taxes	53,854	47,848
Income tax expense	15,177	10,989

Net earnings	38,677	36,859
Net losses attributable to noncontrolling interests	(507)	—

Net earnings attributable to EnerSys stockholders	$39,184	$36,859

Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.81	$0.77

Diluted	$0.80	$0.77

Weighted average shares of common stock outstanding:
Basic	48,176,206	47,704,567

Diluted	48,682,346	48,045,900

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Income (Unaudited)

(In Thousands, Except Share and Per Share Data)

	Nine months Ended
	December 30, 2012	January 1, 2012

Net sales	$1,705,442	$1,690,615
Cost of goods sold	1,275,099	1,323,373

Gross profit	430,343	367,242
Operating expenses	232,025	220,458
Restructuring charges	5,441	2,752
Legal proceedings settlement income	—	(900)

Operating earnings	192,877	144,932
Interest expense	14,286	12,305
Other (income) expense, net	727	2,315

Earnings before income taxes	177,864	130,312
Income tax expense	50,612	31,668

Net earnings	127,252	98,644
Net losses attributable to noncontrolling interests	(1,526)	—

Net earnings attributable to EnerSys stockholders	$128,778	$98,644

Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.68	$2.01

Diluted	$2.65	$1.99

Weighted average shares of common stock outstanding:
Basic	48,088,580	49,075,629

Diluted	48,609,751	49,507,047

See accompanying notes.

ENERSYS

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(In Thousands)

	Quarter ended		Nine months ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012

Net earnings	$38,677	$36,859	$127,252	$98,644
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	997	1,196	3,588	(6,883)
Pension funded status adjustment, net of tax	(90)	44	(6)	121
Foreign currency translation adjustments	12,705	(15,882)	(3,476)	(55,976)

Total comprehensive income	$52,289	$22,217	$127,358	$35,906
Comprehensive loss attributable to noncontrolling interests	(679)	—	(2,119)	—

Comprehensive income attributable to EnerSys stockholders	$52,968	$22,217	$129,477	$35,906

ENERSYS

Consolidated Condensed Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine months Ended
	December 30, 2012	January 1, 2012
Cash flows from operating activities
Net earnings	$127,252	$98,644
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,779	37,022
Derivatives not designated in hedging relationships:
Net (gains) losses	(1,541)	2,117
Cash settlements	(1,965)	(2,589)
Provision for doubtful accounts	1,132	1,322
Deferred income taxes	(1,135)	173
Non-cash interest expense	6,512	5,980
Stock-based compensation	10,960	8,764
Loss (gain) on disposal of property, plant, and equipment	128	(643)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	848	6,663
Inventory	(18,022)	(22,903)
Prepaid expenses and other current assets	(5,747)	(5,582)
Other assets	1,030	150
Accounts payable	(18,441)	(8,237)
Accrued expenses	(3,737)	4,452
Other liabilities	444	(5,347)

Net cash provided by operating activities	135,497	119,986

Cash flows from investing activities
Capital expenditures	(37,624)	(35,032)
Purchases of businesses, net of cash acquired	—	(21,046)
Proceeds from disposal of property, plant, and equipment	113	94

Net cash used in investing activities	(37,511)	(55,984)

Cash flows from financing activities
Net increase in short-term debt	13,181	5,704
Proceeds from revolving credit borrowings	230,450	98,035
Repayments of revolving credit borrowings	(258,150)	(98,035)
Proceeds from long-term debt - other	5,556	—
Payments of long-term debt - other	(11,800)	—
Capital lease obligations	(253)	(1,320)
Net effect from exercising of stock options and vesting of equity awards	8,864	250
Excess tax benefits from exercise of stock options and vesting of equity awards	4,965	3,209
Purchase of treasury stock	(22,593)	(58,383)
Purchase of noncontrolling interests	(2,131)	—
Proceeds from noncontrolling interests	613	—

Net cash used in financing activities	(31,298)	(50,540)
Effect of exchange rate changes on cash and cash equivalents	1,468	(2,564)

Net increase in cash and cash equivalents	68,156	10,898
Cash and cash equivalents at beginning of period	160,490	108,869

Cash and cash equivalents at end of period	$228,646	$119,767

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

The Company also consolidates certain subsidiaries in which the noncontrolling interest party has within its control the right to require the Company to redeem all or a portion of its interest in the subsidiary. The redeemable noncontrolling interests are reported at their estimated redemption value. Any adjustment to the redemption value impacts retained earnings but does not impact net income or comprehensive income. Noncontrolling interests which are redeemable only upon future events, the occurrence of which is not currently probable, are recorded at carrying value.

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

2. Inventories

Inventories, net consist of:

	December 30, 2012	March 31, 2012

Raw materials	$101,830	$100,538
Work-in-process	119,987	111,629
Finished goods	158,231	149,607

Total	$380,048	$361,774

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

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of December 30, 2012 and March 31, 2012 and the basis for that measurement:

	Total Fair Value Measurement December 30, 2012	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(1,511)	$—	$(1,511)	$—
Lead forward contracts	3,685	—	3,685	—
Foreign currency forward contracts	1,290	—	1,290	—

Total derivatives	$3,464	$—	$3,464	$—

	Total Fair Value Measurement March 31, 2012	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(3,872)	$—	$(3,872)	$—
Lead forward contracts	(851)	—	(851)	—
Foreign currency forward contracts	782	—	782	—

Total derivatives	$(3,941)	$—	$(3,941)	$—

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

The Company’s $172,500 senior unsecured 3.375% convertible notes (“Convertible Notes”), with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On December 30, 2012, the Company’s stock price closed at $36.80 per share. The Convertible Notes have a conversion option at $40.60 per share. The fair value of these notes represent the trading values based upon quoted market prices and are classified as Level 2. The Convertible Notes were trading at 114% of face value on December 30, 2012, and 116% of face value on March 31, 2012.

See Note 8 to the Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K for more details.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at December 30, 2012 and March 31, 2012 were as follows:

	December 30, 2012				March 31, 2012
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$4,975		$4,975		$782		$782

Financial liabilities:
Convertible Notes	$153,467	(2)	$196,650	(3)	$148,272	(2)	$200,100	(3)
Derivatives (1)	1,511		1,511		4,723		4,723

(1)

Represents interest rate swap agreements, lead and foreign currency hedges (see Note 4 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at December 30, 2012 and March 31, 2012).

(2)	The carrying amounts of the Convertible Notes at December 30, 2012 and March 31, 2012 represent the $172,500 principal value, less the unamortized debt discount (see Note 9).
(3)	The fair value amounts of the Convertible Notes at December 30, 2012 and March 31, 2012 represent the trading values of the Convertible Notes with a principal value of $172,500.

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

Derivatives in Cash Flow Hedging Relationships

Lead Hedge Forward Contracts

The Company enters into lead hedge forward contracts to fix the price for a portion of the lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at December 30, 2012 and March 31, 2012 were 57.6 million and 60.0 million pounds, respectively.

Foreign Currency Forward Contracts

The Company purchases lead and other commodities in certain countries where the foreign currency exposure is different from the functional currency of that country. The Company uses foreign currency forward contracts to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of December 30, 2012 and March 31, 2012, the Company had entered into a total of $53,926 and $42,121, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $7,403 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Interest Rate Swap Agreements

As of December 30, 2012 and March 31, 2012, the Company maintained interest rate swap agreements that converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. These agreements expire between February 2013 and May 2013. The Company recorded expense relating to changes in the fair value of these agreements in the consolidated condensed statements of income, within other (income) expense, net of $7 and ($118) during the third quarter of fiscal 2013 and 2012, respectively, and of $99 and $763 for the nine months ended December 30, 2012 and January 1, 2012, respectively.

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the consolidated statements of income. As of December 30, 2012 and March 31, 2012, the notional amount of these contracts was $38,890 and $11,410, respectively. The Company recorded (income) expense in the consolidated condensed statements of income within other (income) expense, net of ($2,058) and ($133) during the third quarter of fiscal 2013 and 2012, respectively, and of ($1,640) and $1,354 for the nine months ended December 30, 2012 and January 1, 2012, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the consolidated condensed balance sheets and derivative gains and losses in the consolidated condensed statements of income:

Fair Value of Derivative Instruments

December 30, 2012 and March 31, 2012

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	December 30, 2012	March 31, 2012	December 30, 2012	March 31, 2012
Prepaid and other current assets
Foreign currency forward contracts	$26	$670	$1,257	$112
Lead hedge forward contracts	3,538	—	—	—
Other assets
Lead hedge forward contracts	147	30	—	—
Foreign currency forward contracts	7	—	—	—

Total assets	$3,718	$700	$1,257	$112

Accrued expenses
Interest rate swap agreements	$—	$—	$1,511	$3,628
Lead hedge forward contracts	—	881	—	—
Other liabilities
Interest rate swap agreements	—	—	—	244

Total liabilities	$—	$881	$1,511	$3,872

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarter ended December 30, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(788)	Cost of goods sold	$(1,785)
Foreign currency forward contracts	1,093	Cost of goods sold	509

Total	$305		$(1,276)

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	(Gain) Loss
Interest rate swap contracts	Other (income) expense, net	$7
Foreign currency forward contracts	Other (income) expense, net	(2,058)

Total		$(2,051)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the quarter ended January 1, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$2,210	Cost of goods sold	$1,752
Foreign currency forward contracts	964	Cost of goods sold	(478)

Total	$3,174		$1,274

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	(Gain) Loss
Interest rate swap contracts	Other (income) expense, net	$(118)
Foreign currency forward contracts	Other (income) expense, net	(133)

Total		$(251)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the nine months ended December 30, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$5,275	Cost of goods sold	$(2,254)
Foreign currency forward contracts	1,094	Cost of goods sold	2,881

Total	$6,369		$627

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	(Gain) Loss
Interest rate swap contracts	Other (income) expense, net	$99
Foreign currency forward contracts	Other (income) expense, net	(1,640)

Total		$(1,541)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income

For the nine months ended January 1, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(9,938)	Cost of goods sold	$4,554
Foreign currency forward contracts	(964)	Cost of goods sold	(4,588)

Total	$(10,902)		$(34)

Derivatives Not Designated as Hedging Instruments	Location of (Gain) Loss Recognized in Income on Derivative	(Gain) Loss
Interest rate swap contracts	Other (income) expense, net	$763
Foreign currency forward contracts	Other (income) expense, net	1,354

Total		$2,117

5. Income Taxes

The Company’s income tax provisions consist of federal, state and foreign income taxes. The tax provisions for the third quarters of fiscal 2013 and 2012 were based on the estimated effective tax rates applicable for the full years ending March 31, 2013 and March 31, 2012, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the third quarters of fiscal 2013 and 2012 were 28.2% and 23.0%, respectively. The effective income tax rates for the first nine months of fiscal 2013 and 2012 were 28.5% and 24.3%, respectively. The increase in the rates compared to the prior year periods are primarily due to changes in the mix of earnings among tax jurisdictions and the expiration of certain U.S. corporate tax exemptions.

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

	Quarter ended		Nine months ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012

Balance at beginning of period	$42,639	$38,025	$42,067	$36,006
Current period provisions	3,752	4,908	15,240	17,038
Costs incurred	(4,308)	(4,654)	(14,886)	(14,083)
Foreign exchange and other	161	(256)	(177)	(938)

Balance at end of period	$42,244	$38,023	$42,244	$38,023

7. Commitments, Contingencies and Litigation

Litigation and Other Legal Matters

The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial position, results of operations, or cash flows. See Note 19 to the Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K. There have been no significant changes since March 31, 2012.

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

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at December 30, 2012 and March 31, 2012, the Company has hedged the price to purchase 57.6 million and 60.0 million pounds of lead, respectively, for a total purchase price of $56,791 and $56,610, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The maturity period for substantially all these contracts is less than one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $92,816 and $53,531, respectively, of foreign currency forward contracts with financial institutions as of December 30, 2012 and March 31, 2012.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. At December 30, 2012 and March 31, 2012, such agreements which expire between February 2013 and May 2013, converted $85,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

8. Restructuring Plans

During fiscal 2011, the Company announced a restructuring of its European operations, which will result in the reduction of approximately 60 employees upon completion across its operations. The Company estimates that the total charges for these actions will amount to approximately $5,200, primarily from cash expenses for employee severance-related payments and site closure costs. Based on commitments incurred to date, the Company recorded restructuring charges of $5,178 in fiscal 2011 through 2012, with no additional charges in the nine months of fiscal 2013. The Company incurred $4,579 of costs against the accrual during fiscal 2011 through 2012, with an additional $556 of costs incurred during the nine months of fiscal 2013. As of December 30, 2012, the reserve balance associated with these actions is $0. The Company does not expect to be committed to significant additional restructuring charges in fiscal 2013 related to these actions and expects to complete the program in fiscal 2013.

During fiscal 2012, the Company announced restructuring plans related to its operations in Europe, primarily consisting of the transfer of manufacturing of select products between certain of its manufacturing operations and restructuring of its selling, general and administrative operations, which is expected to result in the reduction of approximately 85 employees upon completion. The Company estimates that the total charges for these actions will amount to approximately $3,600, primarily from cash expenses for employee severance-related payments. The Company recorded restructuring charges of $3,070 in fiscal 2012 with an additional $475 of charges during the nine months of fiscal 2013. The Company incurred $2,433 of costs against the accrual during fiscal 2012, with an additional $707 of costs incurred during the nine months of fiscal 2013. As of December 30, 2012, the reserve balance associated with these actions is $396. The Company does not expect to be committed to significant additional restructuring charges in fiscal 2013 related to these actions and expects to complete the program in fiscal 2013.

During fiscal 2013, the Company announced a further restructuring related to improving the efficiency of its manufacturing operations in Europe. The Company estimates that the total charges for these actions will amount to approximately $7,900, primarily from cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately 115 employees upon completion. During the nine months of fiscal 2013, the Company recorded restructuring charges of $2,275, consisting of non-cash charges of $1,346 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $929. During the nine months of fiscal 2013, the Company incurred $434 of costs against the accrual. As of December 30, 2012, the reserve balance associated with these actions is $492. The Company expects to be committed to an additional $3,500 of restructuring charges in fiscal 2013 related to these actions, and expects to complete the program during fiscal 2015.

During fiscal 2013, the Company announced a restructuring related to the closure of its manufacturing facility located in Chaoan, China, in which the company will transfer the manufacturing at that location to its Chongqing, China facility to improve operational efficiencies. The Company estimates that the total charges related to this action will amount to $3,400. During the third quarter of fiscal 2013, the Company recorded restructuring charges of $2,691, consisting of non-cash charges of $2,290 related to the write off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $401. During the third quarter of fiscal 2013, the Company incurred $88 in costs against the accrual. As of December 30, 2012, the reserve balance associated with this action is $313. The Company expects to complete the restructuring and to sell the building and land use rights of its Chaoan, China facility during fiscal 2014.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2012	$1,186	$—	$1,186
Accrued	1,685	120	1,805
Costs incurred	(1,665)	(120)	(1,785)
Foreign currency impact and other	(5)	—	(5)

Balance at December 30, 2012	$1,201	$—	$1,201

9. Debt

The following summarizes the Company’s long-term debt including capital lease obligations:

	December 30, 2012	March 31, 2012
3.375% Convertible Notes, net of discount, due 2038	$153,467	$148,272
2011 Credit Facility due 2016	51,700	79,400
China Term Loan due 2017	4,654	6,034
India Term Loan due 2017	—	5,383
Capital lease obligations and other	648	970

	210,469	240,059
Less current portion	676	2,949

Total long-term debt and capital lease obligations	$209,793	$237,110

The Convertible Notes are represented by a liability component, which is reported herein as long-term debt, net of discount and an equity component representing the convertible feature, which is included in additional paid-in-capital in EnerSys stockholders’ equity. See Note 8 to the Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K for early redemption features.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the Convertible Notes as of December 30, 2012 and March 31, 2012, respectively:

	December 30,	March 31,
	2012	2012

Principal	$172,500	$172,500
Unamortized discount	(19,033)	(24,228)

Net carrying amount	$153,467	$148,272

Carrying amount of equity component	$29,850	$29,850

As of December 30, 2012, the remaining discount will be amortized over a period of 29 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,768 and $1,625, respectively, during the quarters ended December 30, 2012 and January 1, 2012 and $5,195 and $4,775, respectively, during the nine months ended December 30, 2012 and January 1, 2012.

Available Lines of Credit

As of December 30, 2012 and March 31, 2012, the Company had available and undrawn, under all its lines of credit, $411,390 and $377,230, respectively. Included in the December 30, 2012 and March 31, 2012 amounts are $107,732 and $95,340, respectively, of uncommitted lines of credit.

As of December 30, 2012 and March 31, 2012, the Company had $8,224 and $9,108, respectively, of standby letters of credit.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter Ended		Quarter Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012

Service cost	$93	$73	$183	$137
Interest cost	161	168	604	610
Expected return on plan assets	(190)	(177)	(471)	(437)
Amortization and deferral	97	61	53	6

Net periodic benefit cost	$161	$125	$369	$316

	United States Plans		International Plans
	Nine months Ended		Nine months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012

Service cost	$255	$213	$536	$490
Interest cost	488	500	1,789	1,898
Expected return on plan assets	(567)	(529)	(1,400)	(1,344)
Amortization and deferral	298	177	156	19

Net periodic benefit cost	$474	$361	$1,081	$1,063

11. Stock-Based Compensation

As of December 30, 2012, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of equity-based compensation.

The Company recognized equity-based compensation expense associated with its equity incentive plans of $3,762 for the third quarter of fiscal 2013 and $3,030 for the third quarter of fiscal 2012. The Company recognized equity-based compensation expense associated with its equity incentive plans of $10,960 for the nine months of fiscal 2013 and $8,764 for the nine months of fiscal 2012.

In the nine months of fiscal 2013, the Company granted to management, directors and other key employees 228,044 restricted stock units that generally vest 25% each year over four years from the date of grant, and 303,942 market share units that vest three years from the date of grant. In the nine months of fiscal 2012, the Company granted to management, directors and other key employees 137,368 restricted stock units and 224,397 market share units with similar vesting as in the fiscal 2013 grants.

Common stock activity for the nine months of fiscal 2013 included the exercise of 514,833 options and the vesting of 230,743 restricted stock units and for the comparable period in fiscal 2012 included the exercise of 130,698 options and the vesting of 258,533 restricted stock units.

As of December 30, 2012, there were 118,830 non-qualified stock options, 607,848 restricted stock units and 630,039 market share units outstanding. At March 31, 2012, there were 633,663 non-qualified stock options, 617,240 restricted stock units and 346,563 market share units outstanding.

12. Stockholders’ Equity

Common Stock

The following demonstrates the change in the number of shares of Common Stock outstanding during the nine months of fiscal 2013:

Shares outstanding as of March 31, 2012	47,800,129
Purchase of treasury stock	(683,192)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	683,838

Shares outstanding as of December 30, 2012	47,800,775

Treasury Stock

During the nine months of fiscal 2013, the Company purchased 683,192 shares of its common stock for $22,593. At December 30, 2012 and March 31, 2012, the Company held 5,130,077 and 4,446,885 shares as treasury stock.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	March 31, 2012	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	December 30, 2012

Pension funded status adjustment	$(8,982)	$(6)	$—	$(6)	$(8,988)
Unrealized gain on derivative instruments	1,175	5,742	2,154	3,588	4,763
Foreign currency translation adjustment	81,900	(3,476)	—	(3,476)	78,424

Accumulated other comprehensive income	$74,093	$2,260	$2,154	$106	$74,199

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share:

	Quarter ended		Nine months ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012

Net earnings attributable to EnerSys stockholders	$39,184	$36,859	$128,778	$98,644

Weighted average shares of common stock outstanding:
Basic	48,176,206	47,704,567	48,088,580	49,075,629
Dilutive potential common shares from exercise and lapse of equity awards, net of shares assumed reacquired	506,140	341,333	521,171	431,418

Diluted	48,682,346	48,045,900	48,609,751	49,507,047

Basic earnings per common share attributable to EnerSys stockholders	$0.81	$0.77	$2.68	$2.01

Diluted earnings per common share attributable to EnerSys stockholders	$0.80	$0.77	$2.65	$1.99

Anti-dilutive equity awards not included in weighted average common shares - diluted	—	523,445	131,594	455,896

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

14. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA,

•	Europe, which includes Europe, the Middle East and Africa, with segment headquarters in Zurich, Switzerland, and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

The following table provides selected financial data for the Company’s reportable business segments and product lines:

	Quarter ended		Nine months ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012
Net sales by segment to unaffiliated customers
Europe	$231,434	$247,557	$683,938	$745,886
Americas	275,752	281,210	841,380	792,688
Asia	50,134	45,479	180,124	152,041

Total net sales	$557,320	$574,246	$1,705,442	$1,690,615

Net sales by product line
Reserve power	$265,167	$277,349	$839,747	$810,581
Motive power	292,153	296,897	865,695	880,034

Total net sales	$557,320	$574,246	$1,705,442	$1,690,615

Intersegment sales
Europe	$14,270	$22,437	$59,654	$51,856
Americas	7,359	7,298	27,056	27,498
Asia	9,531	6,297	23,675	13,352

Total intersegment sales (1)	$31,160	$36,032	$110,385	$92,706

Operating earnings by segment
Europe	$14,929	$16,292	$46,170	$45,026
Americas	45,334	35,657	133,420	94,671
Asia	3,250	3,268	18,728	7,087
Restructuring charges (Europe)	(1,085)	(1,440)	(2,750)	(2,752)
Restructuring charges (Asia)	(2,691)	—	(2,691)	—
Legal proceedings settlement income (Europe)	—	—	—	900

Total operating earnings (2)	$59,737	$53,777	$192,877	$144,932

(1)	Intersegment sales are presented on a cost plus basis which takes into consideration the effect of transfer prices between legal entities.
(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

The Company evaluated all subsequent events through the date that the Consolidated Condensed Financial Statements were issued. No material subsequent events have occurred since December 30, 2012 that required recognition or disclosure in the Consolidated Condensed Financial Statements.

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

We operate and manage our business in three geographic regions of the world—Americas, Europe and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside the United States, and approximately 60% of our net sales were generated outside the United States. The Company has three reportable business segments based on geographic regions, defined as follows:

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

Economic Climate

Recent indicators continue to suggest a mixed trend in our economic activity among the different geographical regions. The Americas and Asia’s economic expansion continues but at a slower rate. The ongoing financial crisis and austerity measures in Europe are a factor in slowing overall economic growth in this region and leading to declining economic growth rates in many of the Western European countries.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate as they have in the past several years.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the current quarter and nine months of fiscal 2013, our selling prices declined slightly.

Liquidity and Capital Resources

Our capital structure and liquidity remain strong. As of December 30, 2012, we had $228.6 million of cash and cash equivalents, approximately $303 million of undrawn, committed credit lines, and approximately $108 million of uncommitted credit lines. A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

Results of Operations

Net Sales

	Quarter ended December 30, 2012		Quarter ended January 1, 2012		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Europe	$231.4	41.5%	$247.6	43.1%	$(16.2)	(6.5)%
Americas	275.8	49.5	281.2	49.0	(5.4)	(1.9)
Asia	50.1	9.0	45.4	7.9	4.7	10.2

Total net sales	$557.3	100.0%	$574.2	100.0%	$(16.9)	(2.9)%

	Nine months ended December 30, 2012		Nine months ended January 1, 2012		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Europe	$683.9	40.1%	$745.9	44.1%	$(62.0)	(8.3)%
Americas	841.4	49.3	792.7	46.9	48.7	6.1
Asia	180.1	10.6	152.0	9.0	28.1	18.5

Total net sales	$1,705.4	100.0%	$1,690.6	100.0%	$14.8	0.9%

Net sales decreased $16.9 million or 2.9% in the third quarter of fiscal 2013 from the comparable period in fiscal 2012. This decrease for the quarter was the result of a 2% decrease in organic volume, a 1% decrease in both pricing and currency translation impact partially offset by a 1% increase from acquisitions. Net sales increased $14.8 million or 0.9% in the nine months of fiscal 2013 from the comparable period in fiscal 2012. This increase for the nine months of fiscal 2013 was the result of a 2% increase in organic volume, a 3% increase due to acquisitions, partially offset by a 4% decrease from currency translation impact.

Segment sales

Our Europe segment’s net sales decreased $16.2 million or 6.5% in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, primarily due to a decrease of approximately 4% in organic volume, 1% decrease due to pricing and 2% decrease related to currency translation impact. Revenue decreased $62.0 million or 8.3% in the nine months of fiscal 2013, as compared to the nine months of fiscal 2012, primarily due to a decrease of approximately 7% related to currency translation impact, a decrease of approximately 2% and 1% in organic volume and pricing, respectively, while acquisitions contributed an increase of approximately 2%.

Our Americas segment’s net sales decreased $5.4 million or 1.9% in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, primarily due to a decrease of approximately 2% and 1% in organic volume and pricing, respectively, partially offset by a 1% increase from acquisitions. Revenue increased $48.7 million or 6.1% in the nine months of fiscal 2013, as compared to the nine months of fiscal 2012, due to higher organic volume and acquisitions which contributed an increase of approximately 4% and 3%, respectively, partially offset by currency translation impact of 1%.

Our Asia segment’s net sales increased $4.7 million or 10.2% in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, primarily due to higher organic volume, acquisitions and currency translation impact which contributed approximately 7%, 2% and 1%, respectively. Revenue increased $28.1 million or 18.5% in the nine months of fiscal 2013, as compared to the nine months of fiscal 2012, primarily due to organic volume growth and acquisitions, which contributed approximately 15% and 5%, respectively, partially offset by currency translation impact of approximately 1%.

Product line sales

	Quarter ended December 30, 2012		Quarter ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Reserve power	$265.2	47.6%	$277.3	48.3%	$(12.1)	(4.4)%
Motive power	292.1	52.4	296.9	51.7	(4.8)	(1.6)

Total net sales	$557.3	100.0%	$574.2	100.0%	$(16.9)	(2.9)%

	Nine months ended December 30, 2012		Nine months ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Reserve power	$839.8	49.2%	$810.5	47.9%	$29.3	3.6%
Motive power	865.6	50.8	880.1	52.1	(14.5)	(1.6)

Total net sales	$1,705.4	100.0%	$1,690.6	100.0%	$14.8	0.9%

Sales of our reserve power products in the third quarter of fiscal 2013 decreased $12.1 million or 4.4% compared to the third quarter of fiscal 2012. Organic volume decreased approximately 4% and pricing and currency translation impact decreased approximately 1% each, partially offset by acquisitions of approximately 1%. Sales in the nine months of fiscal 2013 increased $29.3 million or 3.6% compared to the nine months of fiscal 2012. Organic volume and acquisitions contributed approximately 4% each to the increased revenue, partially offset by currency translation impact and pricing of approximately 4% and 1%, respectively.

Sales of our motive power products in the third quarter of fiscal 2013 decreased $4.8 million or 1.6% compared to the third quarter of fiscal 2012. The third quarter decrease was primarily due to pricing and currency translation impact of approximately 1% each. Sales in the nine months of fiscal 2013 decreased $14.5 million or 1.6% compared to the nine months of fiscal 2012, primarily due to currency translation impact of approximately 4% partially offset by an increase of approximately 2% from acquisitions.

Gross Profit

	Quarter ended December 30, 2012		Quarter ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Gross Profit	$143.7	25.8%	$130.8	22.8%	$12.9	9.8%

	Nine months ended December 30, 2012		Nine months ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Gross Profit	$430.3	25.2%	$367.2	21.7%	$63.1	17.2%

Gross profit increased $12.9 million or 9.8% in the third quarter of fiscal 2013 and increased $63.1 million or 17.2% in the nine months of fiscal 2013, compared to the comparable periods of fiscal 2012. Gross profit, as a percentage of net sales increased 300 basis points in the third quarter and 350 basis points in the nine month period of fiscal 2013, when compared to the comparable periods of fiscal 2012. This increase for both periods is primarily attributed to lower commodity costs with pricing declining slightly in the nine month period. Pricing normally lags behind the cost curve. We anticipate that gross profit percentage to sales of our fourth quarter of fiscal 2013 will decline as commodity costs have increased in the third quarter.

Operating Items

	Quarter ended December 30, 2012		Quarter ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Operating expenses	$80.2	14.4%	$75.7	13.2%	$4.5	6.0%

Restructuring charges	$3.7	0.7%	$1.4	0.3%	$2.3	162.2%

	Nine months ended December 30, 2012		Nine months ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Operating expenses	$232.0	13.6%	$220.5	13.0%	$11.5	5.2%

Restructuring charges	$5.4	0.3%	$2.7	0.2%	$2.7	97.7%

Legal proceedings settlement income	$—	—%	$0.9	0.1%	$(0.9)	NM

NM = not meaningful

Operating expenses as a percentage of net sales increased 120 basis points in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 and 60 basis points in the nine months of fiscal 2013 compared to the nine months of fiscal 2012. Operating expenses, excluding the effect of foreign currency translation, increased $5.5 million or 7.3% in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 and increased $21.1 million or 9.7% in the nine months of fiscal 2013 compared to the nine months of fiscal 2012, due primarily to higher incentive based compensation and the operating costs of recent acquisitions. Selling expenses, our main component of operating expenses, were 58.0% and 59.4% of total operating expenses in the third quarter and nine months of fiscal 2013, respectively, compared to 60.2% and 59.6% of total operating expenses in the third quarter and nine months of fiscal 2012, respectively.

Restructuring charges

Included in our third quarter and nine months of fiscal 2013 operating results are $3.7 million and $5.4 million of restructuring charges, respectively, primarily for staff reductions and write-off of fixed assets and inventory in Europe and Asia. During the third quarter of fiscal 2013, the Company announced its commitment to restructure certain of its operations in Asia. The restructure was designed to improve operational efficiencies, primarily in view of our recently built facility in Chongqing, China.

Included in our third quarter and nine months of fiscal 2012 operating results are $1.4 million and $2.7 million of restructuring charges, respectively, for staff reductions in Europe.

Operating Earnings

	Quarter ended December 30, 2012		Quarter ended January 1, 2012		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%

Europe	$14.9	6.5%	$16.2	6.6%	$(1.3)	(8.4)%
Americas	45.3	16.4	35.7	12.7	9.6	27.1
Asia	3.3	6.5	3.2	7.2	0.1	—

Subtotal	63.5	11.4	55.1	9.6	8.4	15.0
Restructuring charges-Europe	(1.0)	(0.5)	(1.4)	(0.6)	0.4	24.7
Restructuring charges-Asia	(2.7)	(5.4)	—	—	(2.7)	NM

Total operating earnings	$59.8	10.7%	$53.7	9.4%	$6.1	11.1%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

	Nine months ended December 30, 2012		Nine months ended January 1, 2012		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%

Europe	$46.2	6.8%	$45.0	6.0%	$1.2	2.5%
Americas	133.3	15.9	94.6	11.9	38.7	40.9
Asia	18.8	10.4	7.1	4.7	11.7	164.3

Subtotal	198.3	11.6	146.7	8.7	51.6	35.1
Legal proceedings settlement income-Europe	—	—	0.9	0.1	(0.9)	NM
Restructuring charges-Europe	(2.7)	(0.4)	(2.7)	(0.4)	—	—
Restructuring charges-Asia	(2.7)	(1.5)	—	—	(2.7)	NM

Total operating earnings	$192.9	11.3%	$144.9	8.6%	$48.0	33.1%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

Operating earnings increased $6.1 million or 11.1% in the third quarter of fiscal 2013 in comparison to the third quarter of fiscal 2012. Operating earnings as a percentage of net sales, as shown in the table above, increased 130 basis points in the third quarter of fiscal 2013 when compared to the third quarter of fiscal 2012.

We experienced a decrease in operating earnings in our Europe segment in the third quarter of fiscal 2013 in comparison to the comparable quarter in the prior year, with the operating margin decreasing 10 basis points to 6.5%. Operating earnings increased in the nine months of fiscal 2013 in comparison to the comparable period in the prior year, with the operating margin increasing 80 basis points to 6.8%. Operating earnings margin decreased slightly during the quarter, but increased in the nine months of fiscal 2013 due to lower commodity costs and the benefits of the restructuring programs.

Our Americas segment had an increase in operating earnings in the third quarter of fiscal 2013 in comparison to the third quarter of fiscal 2012, with the operating margin increasing 370 basis points to 16.4%. Operating earnings increased in the nine months of fiscal 2013 in comparison to the comparable period in the prior year, with the operating margin increasing 400 basis points to 15.9%. Operating margin increase in the third quarter of fiscal 2013 is primarily attributable to lower commodity costs while the nine months of fiscal 2013 additionally benefitted from higher volumes. We anticipate lower operating margins in our fourth quarter of fiscal 2013 as commodity cost have increased.

Operating earnings increased in our Asia segment in the third quarter and nine months of fiscal 2013 in comparison to the comparable prior year periods of fiscal 2012, although the operating margin decreased 70 basis points in the quarter to 6.5% but increased 570 basis points in the nine months to 10.4%. The decrease in operating margin in the current quarter was primarily on account of a less favorable product mix in the current quarter when compared to the prior year third quarter. The improvement in the current nine months of fiscal 2013 in comparison to the prior year period is primarily due to increased volume and a better mix of higher margin products in the region.

Interest Expense

	Quarter ended December 30, 2012		Quarter ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Interest expense	$4.6	0.8%	$4.8	0.8%	$(0.2)	(4.1)%

	Nine months ended December 30, 2012		Nine months ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Interest expense	$14.3	0.8%	$12.3	0.7%	$2.0	16.1%

Interest expense of $4.6 million in the third quarter of fiscal 2013 (net of interest income of $0.6 million) was $0.2 million lower than the interest expense of $4.8 million in the third quarter of fiscal 2012 (net of interest income of $0.2 million). Interest expense of $14.3 million in the nine months of fiscal 2013 (net of interest income of $1.0 million) was $2.0 million higher than the interest expense of $12.3 million in the nine months of fiscal 2012 (net of interest income of $0.7 million).

The decrease in interest expense in the third quarter of fiscal 2013 compared to the comparable prior year quarter is primarily due to an increase in interest income. The increase in interest expense in the nine months of fiscal 2013 compared to the nine months of fiscal 2012 is attributable to higher interest rates on indebtedness in Asia and South America where we made recent acquisitions.

Also included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $1.0 million, respectively, in the third quarter and nine months of fiscal 2013 and $0.4 million and $1.0 million, respectively, in the third quarter and nine months of fiscal 2012.

Included in interest expense is non-cash, accreted interest on the Convertible Notes of $1.8 million and $5.2 million, respectively, in the third quarter and nine months of fiscal 2013 and $1.6 million and $4.8 million, respectively, in the third quarter and nine months of fiscal 2012. (See Note 9 to the Consolidated Condensed Financial Statements.)

Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $249.3 million and $258.8 million in the third quarter and nine months of fiscal 2013, respectively, compared to $288.0 million and $272.4 million in the third quarter and nine months of fiscal 2012, respectively. The average Convertible Notes discount excluded from our average debt outstanding was $20.0 million and $21.7 million, respectively, in the third quarter and nine months of fiscal 2013 and $26.7 million and $28.3 million, respectively, in the third quarter and nine months of fiscal 2012.

Other (Income) Expense, Net

	Quarter ended December 30, 2012		Quarter ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Other (income) expense, net	$1.3	0.2%	$1.1	0.2%	$0.2	13.4%

	Nine months ended December 30, 2012		Nine months ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Other (income) expense, net	$0.7	—%	$2.3	0.1%	$(1.6)	(68.6)%

Other (income) expense, net in the third quarter of fiscal 2013 was $1.3 million compared to $1.1 million in the third quarter of fiscal 2012. The unfavorable impact in the third quarter of fiscal 2013 is mainly attributable to higher miscellaneous charges and non-income related taxes of $1.1 million partially offset by lower foreign currency losses of $0.9 million in the current quarter compared to prior year quarter.

Other (income) expense, net for the nine months of fiscal 2013 decreased by $1.6 million primarily on account of insurance recoveries.

Earnings Before Income Taxes

	Quarter ended December 30, 2012		Quarter ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Earnings before income taxes	$53.9	9.7%	$47.8	8.3%	$6.1	12.6%

	Nine months ended December 30, 2012		Nine months ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Earnings before income taxes	$177.9	10.4%	$130.3	7.7%	$47.6	36.5%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2013 increased $6.1 million or 12.6% compared to the third quarter of fiscal 2012 and earnings before income taxes in the nine months of fiscal 2013 increased $47.6 million or 36.5% compared to the nine months of fiscal 2012. Earnings before income taxes as a percentage of net sales were 9.7% and 10.4%, respectively, for the third quarter and nine months of fiscal 2013 compared to 8.4% and 7.9%, respectively, in the third quarter and nine months of fiscal 2012.

Income Tax Expense

	Quarter ended December 30, 2012		Quarter ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Income tax expense	$15.2	2.7%	$11.0	1.9%	$4.2	38.1%

Effective tax rate	28.2%		23.0%		5.2%

	Nine months ended December 30, 2012		Nine months ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Income tax expense	$50.6	3.0%	$31.7	1.9%	$18.9	59.8%

Effective tax rate	28.5%		24.3%		4.2%

The Company’s income tax provisions consist of federal, state and foreign income taxes. The tax provisions for the third quarters of fiscal 2013 and fiscal 2012 were based on the estimated effective tax rates applicable for the full years ending March 31, 2013 and March 31, 2012, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the third quarters of fiscal 2013 and fiscal 2012 were 28.2% and 23.0%, respectively. The effective income tax rates for the nine months of fiscal 2013 and fiscal 2012 were 28.5% and 24.3%, respectively. The rate increase in the third quarter and nine months of fiscal 2013 as compared to the comparable prior year periods are primarily due to changes in the mix of earnings among tax jurisdictions and the expiration of certain U.S. corporate tax exemptions.

Net Earnings Attributable to EnerSys Stockholders

	Quarter ended December 30, 2012		Quarter ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Net earnings attributable to EnerSys stockholders	$39.2	7.0%	$36.8	6.4%	$2.4	6.3%

	Nine months ended December 30, 2012		Quarter ended January 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%

Net earnings attributable to EnerSys stockholders	$128.8	7.6%	$98.6	5.8%	$30.2	30.5%

As a result of the above, net earnings attributable to EnerSys stockholders in the third quarter of fiscal 2013 were $39.2 million or 7.0% of net sales, compared to the third quarter of fiscal 2012 of $36.8 million or 6.4% of net sales. Net earnings attributable to EnerSys stockholders in the nine months of fiscal 2013 were $128.8 million or 7.6% of net sales, compared to the nine months of fiscal 2012 of $98.6 million or 5.8% of net sales.

Net earnings attributable to EnerSys stockholders per common share in the third quarter of fiscal 2013 were $0.81 per basic share and $0.80 per diluted share, compared to $0.77 per basic share and diluted share in the third quarter of fiscal 2012. Net earnings attributable to EnerSys stockholders per common share in the nine months of fiscal 2013 were $2.68 per basic share and $2.65 per diluted share, compared to $2.01 per basic share and $1.99 per diluted share in the nine months of fiscal 2012.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

Liquidity and Capital Resources

Operating activities provided cash of $135.5 million in the nine months of fiscal 2013 compared to $120.0 million in the comparable period of fiscal 2012. In the nine months of fiscal 2013, net earnings of $127.3 million and depreciation and amortization of $37.8 million were offset by cash used for the increase in primary working capital of $35.6 million, net of currency translation changes. In the nine months of fiscal 2012, net earnings of $98.6 million and depreciation and amortization of $37.0 million were offset by cash used for the increase in primary working capital of $24.5 million, net of currency translation changes.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $611.7 million (yielding a primary working capital percentage of 27.4%) at December 30, 2012, $578.6 million (yielding a primary working capital percentage of 24.4%) at March 31, 2012 and $556.6 million at January 1, 2012 (yielding a primary working capital percentage of 24.2%). The primary working capital percentage of 27.4% at December 30, 2012 is 3.0 percentage points higher than that for March 31, 2012, and 3.2 percentage points higher than that for the prior year quarter.

Primary working capital increased during the nine months of fiscal 2013, largely due to an increase in inventories and a decrease in accounts payable.

Primary working capital and primary working capital percentages at December 30, 2012, March 31, 2012 and January 1, 2012 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %

December 30, 2012	$460.1	$380.0	$(228.4)	$611.7	$2,229.3	27.4%
March 31, 2012	466.8	361.8	(250.0)	578.6	2,371.0	24.4
January 1, 2012	453.9	349.6	(246.9)	556.6	2,297.0	24.2

Investing activities used cash of $37.5 million in the nine months of fiscal 2013, primarily comprised of capital expenditures, compared to $56.0 million in the comparable period in fiscal 2012. Investing activities in the nine months of fiscal 2012 included acquisitions for a total purchase price of approximately $21.0 million.

Financing activities used cash of $31.3 million in the nine months of fiscal 2013. Borrowings and repayments on our revolver were $230.5 million and $258.2 million, respectively, while borrowings on long-term debt and short-term debt were $5.6 million and $13.2 million, respectively, which were partially offset by repayments of long-term debt of $11.8 million in Asia. In the nine months of fiscal 2013, we repurchased $22.6 million of our common stock. Exercise of stock options and the related tax benefits contributed $13.8 million. In the nine months of fiscal 2012, financing activities utilized cash of $50.5 million, primarily reflecting the repurchase of common stock of $58.3 million. During the nine months of fiscal 2012, we borrowed $98.0 million on the revolver and subsequently repaid the entire amount. Borrowings on short-term debt were $5.7 million and capital lease payments were $1.3 million. Exercise of stock options and the related tax benefits contributed $3.4 million.

As a result of the above, total cash and cash equivalents increased by $68.1 million to $228.6 million in the nine months of fiscal 2013 compared to an increase of $10.9 million to $119.8 million in the comparable period of fiscal 2012.

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

Counterparty Risks

We have entered into interest rate swap agreements to manage risk on a portion of our long-term floating-rate debt. We have entered into lead forward purchase contracts to manage risk on the cost of lead. We have entered into foreign exchange forward contracts to manage risk on foreign currency exposures. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at December 30, 2012 are $2.6 million (pre-tax), therefore there is no risk of nonperformance by these counterparties. Those contracts that result in an asset position at December 30, 2012 are $6.0 million (pre-tax) and the impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Changes in the fair value of these contracts for the quarters ended December 30, 2012 and January 1, 2012 have been recorded in the income statement in other (income) expense, net.

At December 30, 2012 and March 31, 2012, the aggregate notional amount of interest rate swap agreements is $85.0 million. These agreements expire between February – May 2013.

Under the interest rate swaps, the Company receives three-month LIBOR and pays a fixed interest rate which averaged 4.28% on December 30, 2012 and January 1, 2012.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $0.8 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)

December 30, 2012	$56.8	57.6	$0.99	12%
March 31, 2012	56.6	60.0	0.94	12
January 1, 2012	51.0	56.1	0.91	13

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 93% of the cost of our lead requirement is known. This takes into account the hedge contracts in place at December 30, 2012, lead purchased by December 30, 2012 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $13 million and $41 million in the third quarter and nine months of fiscal 2013, respectively.

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

To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of December 30, 2012 and March 31, 2012 were $92.8 million and $53.5 million, respectively. The details of contracts outstanding as of December 30, 2012 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)

Sell Euros for U.S. dollars	$18.1	$/€	1.32	10%
Sell Euros for Polish zloty	14.7	PLN/€	4.17	20
Sell Euros for British pounds	29.1	£/€	0.80	40
Sell Japanese yen for U.S. dollars	18.0	$/¥	79.24	90
Sell Australian dollars for U.S. dollars	2.3	$/AUD	1.03	23
Sell U.S. dollars for Mexican pesos	2.5	MXN/$	13.44	50
Sell Australian dollars for Euros	3.0	€/AUD	1.26	23
Other	5.1

Total	$92.8

(1)	Based on the fiscal year currency requirements.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)

October 1 – October 28, 2012	—	$—	—	$73,613,303
October 29 – November 25, 2012	580,640	33.04	580,640	53,587,029
November 26 – December 30, 2012	103,839	33.67	102,552	50,072,291

Total	684,479	$33.07	683,192

(1)

On May 26, 2011, the Company’s Board of Directors authorized the Company to repurchase up to the number of shares exercised through previous stock option awards and common stock issued under the 2010 Equity Incentive Plan. As of October 28, 2012, November 25, 2012 and December 30, 2012, this repurchase limit amounted to a total 684,642 shares, 104,002 shares, and 2,096 shares, respectively, that may be repurchased under this program. For purposes of presenting the approximate dollar value of shares that may be purchased under this program, we multiplied the remaining balance under this program by $34.49 per share, which is the average closing price of the Company’s common stock during the period.

(2)	On May 24, 2012, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its common stock.

Item 4.	Mine Safety Disclosures

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Amended and Restated Bylaws (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Senior Vice President Finance & Chief Financial Officer

Date: February 6, 2013

EnerSys

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Amended and Restated Bylaws (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document