Form 10-K
period 2013-03-31
EnerSys
filed 2013-05-28
CIK 1289308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2013 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-32253

ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at September 30, 2012: $1,696,495,217 (1) (based upon its closing transaction price on the New York Stock Exchange on September 28, 2012).

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 24, 2013:                          53,251,921 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 1, 2013 are incorporated by reference in Part III of this Annual Report.

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

For the Fiscal Year Ended March 31, 2013

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

We operate and manage our business in three geographic regions of the world—Americas, EMEA and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the United States, and approximately 60% of our net sales were generated outside of the United States. The Company has three reportable segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with our segment headquarters in Reading, Pennsylvania, USA,

•	EMEA, which includes Europe, the Middle East and Africa, with our segment headquarters in Zurich, Switzerland, and

•	Asia, which includes Asia, Australia and Oceania, with our segment headquarters in Singapore.

We have two primary industrial battery product lines: reserve power products and motive power products. Net sales classifications by product line are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems, and other specialty power applications, including security systems, premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities, large scale energy storage, energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships and tactical vehicles.

•

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, diesel locomotive starting and other rail equipment.

Additionally, see Note 22 to the Consolidated Financial Statements for information on segment reporting.

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2013”, which refers to our fiscal year ended March 31, 2013. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2013 ended on July 1, 2012, September 30, 2012, December 30, 2012, and March 31, 2013, respectively. The four quarters in fiscal 2012 ended on July 3, 2011, October 2, 2011, January 1, 2012, and March 31, 2012, respectively.

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

In 2004, EnerSys completed its initial public offering (the “IPO”). The Company’s registration statement (SEC File No. 333-115553) for its IPO was declared effective by the Securities and Exchange Commission (the “SEC”) and the Company’s common stock commenced trading on the New York Stock Exchange, under the trading symbol “ENS”.

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

During fiscal years 2003 through 2012, we acquired twenty-two battery businesses around the globe.

While there were no acquisitions during fiscal 2013, we announced in March 2013 our plans to construct a new battery manufacturing facility in Gaoyou City, Jiangsu Province, People’s Republic of China for the production of industrial batteries for Chinese and international markets. The new facility is scheduled to be completed by 2015 and will provide capacity to meet increasing customer demand in these markets.

Liquidity and Capital Resources

We believe that our financial position is strong and we have substantial liquidity with $249 million of available cash and cash equivalents and undrawn committed and uncommitted credit lines of approximately $469 million at March 31, 2013 to cover short-term liquidity requirements. Our $350 million 2011 senior secured revolving credit facility (“2011 Credit Facility”), which we entered into in March 2011, is committed through March 2016 as long as we continue to comply with its covenants and conditions. The facility includes an early termination provision under which the Company is required to meet a liquidity test in February 2015 related to its capacity to meet certain potential funding obligations of the $172.5 million senior unsecured 3.375% convertible notes (“Convertible Notes”) in June 2015 at a conversion price of $40.60. It is our current intent to settle the principal amount of any such conversion in cash, and any additional optional conversions in cash, shares of EnerSys common stock or a combination of cash and shares.

Other than the 2011 Credit Facility, on which we have no outstanding balance as of March 31, 2013, and the Convertible Notes, we have no other significant amount of long-term debt maturing in the near future.

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

Distribution and Services

We distribute, sell and service reserve and motive power products throughout the world, principally through company-owned sales and service facilities, as well as through independent manufacturers’ representatives. This company-owned network allows us to offer high-quality service, including preventative maintenance programs and customer support. Our warehouses and service locations enable us to respond quickly to customers in the markets we serve. We believe that the extensive industry experience of our sales organization results in strong long-term customer relationships.

Manufacturing and Raw Materials

We manufacture and assemble our products at manufacturing facilities located in the Americas, EMEA and Asia. With a view toward projected demand, we strive to optimize and balance capacity at our battery manufacturing facilities globally, while simultaneously minimizing our product cost. By taking a global view of our manufacturing requirements and capacity, we are better able to anticipate potential capacity bottlenecks and equipment and capital funding needs.

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

EMEA

We believe that we have the largest market share in the European industrial battery market. Our primary competitors are Exide Technologies, Hoppecke, FIAMM, NorthStar Battery, SAFT as well as Chinese producers in the reserve products market; and Exide Technologies, Hoppecke and Midac in the motive products market.

Americas

We believe that we have the largest market share in the Americas industrial battery market. We compete principally with Exide Technologies, East Penn Manufacturing and Newpower in the reserve and motive products markets; and C&D Technologies Inc., NorthStar Battery, SAFT and EaglePicher (OM Group) in the reserve products market.

Asia

We have a small share of the fragmented Asian industrial battery market. We compete principally with GS-Yuasa, Shin-Kobe and Zibo Torch in the motive products market and Coslight, Amara Raja, Narada, Leoch, Exide Industries and China Shoto in the reserve products market.

Warranties

Warranties for our products vary geographically and by product type and are competitive with other suppliers of these types of products. Generally, our reserve power product warranties range from one to twenty years and our motive power product warranties range from one to seven years. The length of our warranties is varied to reflect regional characteristics and competitive influences. In some cases, our warranty period may include a pro rata period, which is typically based around the design life of the product and the application served. Our warranties generally cover defects in workmanship and materials and are limited to specific usage parameters.

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

Although other manufacturers may possess certain thin plate pure lead (“TPPL”) technology, we believe we are the only manufacturer of products using this technology in the reserve and motive power markets. Some aspects of this technology may be patented in the future. In any event, we believe that a significant capital investment would be required by any party desiring to produce products using TPPL technology for our markets.

We own or possess exclusive and non-exclusive licenses and other rights to use a number of trademarks in various jurisdictions. We have obtained registrations for many of these trademarks in the United States and other jurisdictions. Our various trademark registrations currently have durations of approximately 10 to 20 years, varying by mark and jurisdiction of registration and may be renewable. We endeavor to keep all of our material registrations current. We believe that many such rights and licenses are important to our business by helping to develop strong brand-name recognition in the marketplace. Some of the significant (registered and unregistered) trademarks that we use include: ArmaSafePlus, Cyclon, DataSafe, Deserthog, Douglas Battery, Douglas Legacy, EAS, Energia, EnerSystem, Energy Leader, FIAMM Motive Power, General Battery, Genesis, Hawker, Huada, HUP, Ironclad, LifeGuard, LifePlus, Life Speed, LifeTech, Loadhog, Odyssey, Oerlikon Battery, Oldham, Perfect Plus, PowerGuard, PowerSafe, ProSeries, Redion, Smarthog, Superhog, Supersafe, TeleData, Waterless, Wi-IQ, Workhog and XFC.

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

Employees

At March 31, 2013, we had approximately 9,000 employees. Of these employees, approximately 35% were covered by collective bargaining agreements. The average term of these agreements is two years, with the longest term being four years. Approximately 33% of these agreements expire over the next twelve months.

We consider our employee relations to be good. We have not experienced any significant labor unrest or disruption of production during fiscal 2013.

Environmental Matters

In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and evolving environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, we are required to comply with the regulation issued from the European Economic Union called Registration, Evaluation, Authorization and Restriction of Chemicals or “REACH,” that came into force on June 1, 2007. Under the regulation, companies which manufacture or import more than one ton of a covered chemical substance per year are required to register it in a central database administered by the European Chemicals Agency. REACH requires a registration over a period of 11 years. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws and regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time, we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, can bring personal injury or other claims against us due to the presence of, or their exposure to, hazardous substances used, stored, transported or disposed of by us or contained in our products.

Sumter, South Carolina

We currently are responsible for certain environmental obligations at our former battery facility in Sumter, South Carolina that predate our ownership of this facility. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. We have a reserve for this facility that totaled $2.9 million as of March 31, 2013. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.

Environmental and safety certifications

Thirteen of our facilities in the Americas, EMEA and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Two facilities in Europe and one in Africa are certified to OHSAS 18001 standards. OHSAS 18001 is a globally recognized occupational health and safety management systems standard.

Quality Systems

We utilize a global strategy for quality management systems, policies and procedures, the basis of which is the ISO 9001:2008 standard, which is a worldwide recognized quality standard. We believe in the principles of this standard and reinforce this by requiring mandatory compliance for all manufacturing, sales and service locations globally that are registered to the ISO 9001 standard. This strategy enables us to provide consistent quality products and services to meet our customers’ needs.

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

Under the terms of our Convertible Notes, a holder of Convertible Notes may require the Company to repurchase some or all of the holder’s Convertible Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of June 1, 2015, 2018, 2023, 2028 and 2033 at a price equal to 100% of the accreted principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest, if any, in each case. As of March 31, 2013, the Company has $172.5 million of Convertible Notes outstanding.

It is the Company’s current intent to settle the principal amount of any such conversions in cash, and any additional optional conversions in cash, shares of EnerSys common stock or a combination of cash and shares. To the extent that then existing domestic cash balances and cash flow from operations, together with borrowing capacity under then existing credit facilities, are insufficient to satisfy any such settlement or optional put or conversion, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are acceptable to us. The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased by the Company.

Reliance on third party relationships and derivative agreements could adversely affect the Company’s business.

We depend on third parties, including suppliers, distributors, lead toll operators, freight forwarders, insurance brokers, commodity brokers, major financial institutions and other third party service providers, for key aspects of our business including the provision of derivative contracts to manage risks of: (a) lead cost volatility, (b) foreign currency exposures and (c) interest rate volatility. Failure of these third parties to meet their contractual, regulatory and other obligations to the Company or the development of factors that materially disrupt our relationships with these third parties could expose us to the risks of business disruption, higher lead costs, unfavorable foreign currency rates and higher expenses, which could have a material adverse effect on our business.

Our raw materials costs are volatile and expose us to significant movements in our product costs.

Lead is our most significant raw material and is used along with significant amounts of plastics, steel, copper and other materials in our manufacturing processes. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lead, are volatile and beyond our control. Volatile raw material costs can significantly affect our operating results and make period-to-period comparisons extremely difficult. We cannot assure you that we will be able to hedge the costs of our raw material requirements at a reasonable level or, even with respect to our agreements that adjust pricing to a market-based index for lead, pass on to our customers the increased costs of our raw materials.

Our operations expose us to litigation, tax, environmental and other legal compliance risks.

We are subject to a variety of litigation, tax, environmental, health and safety and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, health and safety liabilities, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments or other damages (in certain cases, treble damages). As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.

In the area of taxes, changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and tax liabilities. Additionally, in the ordinary course of business, we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty.

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

Changes in environmental and climate laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in production designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs. Additionally, we cannot assure you that we have been or at all times will be in compliance with environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits, or that we will not be exposed to material environmental, health or safety litigation.

Also, the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Certain of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and internal control policies, these measures may not always prevent reckless or criminal acts by our employees or agents. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

There is also a regulation to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones in and around the Democratic Republic of Congo. New U.S. legislation includes disclosure requirements regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Future regulations may become more stringent or costly and our compliance costs and potential liabilities could increase, which may harm our business.

We are exposed to exchange rate risks, and our net earnings and financial condition may suffer due to currency translations.

We invoice our foreign sales and service transactions in local and foreign currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current exchange rates as of the balance sheet dates. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, primarily the euro, British pound, Polish zloty, Chinese renminbi, Mexican peso and Swiss franc may adversely affect our revenue, cost of goods sold and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. Approximately 60% of net sales were generated outside of the United States for the last three fiscal years.

Most of the risk of fluctuating foreign currencies is in our EMEA segment, which comprised just under 50% of our net sales during the last two fiscal years. The euro is the dominant currency in our EMEA operations. In the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established.

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

We currently have significant manufacturing and/or distribution facilities outside of the United States, in Argentina, Australia, Belgium, Brazil, Bulgaria, Canada, the Czech Republic, France, Germany, India, Italy, Mexico, People’s Republic of China, Poland, South Africa, Spain, Switzerland, Tunisia and the United Kingdom. We may face political instability, economic uncertainty, and/or difficult labor relations in our foreign operations. We also may face barriers in the form of long-standing relationships between potential customers and their existing suppliers, national policies favoring domestic manufacturers and protective regulations including exchange controls, restrictions on foreign investment or the repatriation of profits or invested capital, changes in export or import restrictions and changes in the tax system or rate of taxation in countries where we do business. We cannot assure you that we will be able to successfully develop and expand our international operations and sales or that we will be able to overcome the significant obstacles and risks of our international operations.

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

As of March 31, 2013, we had $178.5 million of total consolidated debt (including capital lease obligations and net of the discount on the Convertible Notes). This level of debt could:

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

•

dilute share ownership percentage if the Company’s share price, at the time of conversion, is higher than the Convertible Notes’ conversion price of $40.60 per share and the Company does not settle the Convertible Notes, including any optional conversions, solely in cash.

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.

On May 28, 2013, we announced the declaration of our first quarterly cash dividend of $0.125 per share of common stock to be paid on June 28, 2013 to stockholders of record as of June 14, 2013. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of existing and future indebtedness and credit facilities, and other factors that the Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on our share price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s worldwide headquarters is located in Reading, Pennsylvania. Geographic headquarters for our Americas, EMEA and Asia segments are located in Reading, Pennsylvania, Zurich, Switzerland and Singapore, respectively. The Company owns approximately 80% of its manufacturing facilities and distribution centers worldwide. The following sets forth the Company’s principal owned or leased facilities by business segment:

Americas: Longmont, Colorado; Hays, Kansas; Richmond, Kentucky; Warrensburg, Missouri; Cleveland, Ohio; Horsham, Pennsylvania; Sumter, South Carolina; and Ooltewah, Tennessee in the United States; Monterrey and Tijuana in Mexico; Buenos Aires, Argentina and Sao Paulo in Brazil.

EMEA: Targovishte, Bulgaria; Hostimice, Czech Republic; Arras, France; Hagen and Zwickau in Germany; Bielsko-Biala, Poland; Newport, Culhman and Thurso in the United Kingdom; Port Elizabeth, South Africa; and Tunis, Tunisia.

Asia: Jiangsu, Chaoan and Chongqing in the People’s Republic of China and Andhra Pradesh in India.

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

Quarter Ended	High Price	Low Price	Closing Price
March 31, 2013	$45.87	$36.57	$45.58
December 30, 2012	37.73	31.07	36.80
September 30, 2012	39.61	31.77	35.29
July 1, 2012	35.80	30.02	35.07

March 31, 2012	$36.15	$25.93	$34.65
January 1, 2012	27.25	17.50	25.97
October 2, 2011	36.48	17.35	20.02
July 3, 2011	40.32	30.95	35.21

Holders of Record

As of May 24, 2013, there were approximately 353 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Dividends

On May 28, 2013, we announced the payment of our first quarterly cash dividend of $0.125 per share of common stock to be paid on June 28, 2013 to stockholders of record as of June 14, 2013. The declaration of cash dividends on our common stock is at the discretion of the Board of Directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, applicable covenants under our credit agreements and other contractual restrictions, Delaware law and other factors deemed relevant.

Recent Sales of Unregistered Securities

During the three fiscal years ended March 31, 2013, we did not issue any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fourth quarter ended March 31, 2013:

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(2)(3)(4)
December 31, 2012-January 27, 2013	—		$—	—	$50,508,064
January 28, 2013-February 24, 2013	1,415	(1)	41.00	—	51,545,998
February 25, 2013-March 31, 2013	—		—	—	66,658,304

Total	1,415		$41.00	—

(1)	As provided in our equity incentive plans, vested options may be exercised through surrender to the Company of option shares or vested options outstanding under our equity incentive plans to satisfy the applicable aggregate exercise price (and withholding tax) required to be paid upon such exercise.
(2)	On May 26, 2011, the Company’s Board of Directors authorized the Company to repurchase up to the number of shares exercised through previous stock option awards and repurchase shares up to the amount necessary to offset the dilutive effect of the common stock granted under the 2010 Equity Incentive Plan. As of January 27, 2013, February 24, 2013 and March 31, 2013, this repurchase limit amounted to a total 12,278 shares, 37,361 shares, and 40,075 shares, respectively, that may be repurchased under this program. For purposes of presenting the approximate dollar value of shares that may be purchased under this program, we multiplied the remaining balance under this program by $41.38 per share, which is the average closing price of the Company’s common stock during the period.
(3)	On May 24, 2012, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of its common stock. This authorization expired on March 31, 2013 and was unutilized.
(4)	The Company’s Board of Directors authorized the Company to repurchase up to $65 million of its common stock. This authorization expires on March 31, 2014.

STOCK PERFORMANCE GRAPH

The following graph compares the changes in cumulative total returns on EnerSys’ common stock with the changes in cumulative total returns of the New York Stock Exchange Composite Index, a broad equity market index, and the total return on a selected peer group index. The peer group selected is based on the standard industrial classification codes (“SIC Codes”) established by the U.S. government. The index chosen was “Miscellaneous Electrical Equipment and Suppliers” and comprises all publicly traded companies having the same three-digit SIC Code (369) as EnerSys.

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group (duly updated for changes) on March 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Consolidated Statements of Income:
Net sales	$2,277,559	$2,283,369	$1,964,462	$1,579,385	$1,972,867
Cost of goods sold	1,708,203	1,770,664	1,514,618	1,218,481	1,559,433

Gross profit	569,356	512,705	449,844	360,904	413,434
Operating expenses	312,324	297,806	259,217	235,597	256,507
Restructuring charges	7,164	4,988	6,813	13,929	22,424
Legal proceedings (settlement income) charge	—	(900)	—	—	3,366
Bargain purchase gain	—	—	—	(2,919)	—
Gain on sale of facilities	—	—	—	—	(11,308)

Operating earnings	249,868	210,811	183,814	114,297	142,445
Interest expense	18,719	16,484	22,038	22,658	26,733
Charges related to refinancing	—	—	8,155	—	5,209
Other (income) expense, net	916	3,068	2,177	4,384	(8,597)

Earnings before income taxes	230,233	191,259	151,444	87,255	119,100
Income tax expense	65,275	47,292	38,018	24,951	37,170

Net earnings	164,958	143,967	113,426	62,304	81,930
Net losses attributable to noncontrolling interests	(1,550)	(36)	—	—	—

Net earnings attributable to EnerSys stockholders	$166,508	$144,003	$113,426	$62,304	$81,930

Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.47	$2.95	$2.30	$1.29	$1.68
Diluted	$3.42	$2.93	$2.27	$1.28	$1.66
Weighted-average number of common shares outstanding:
Basic	48,022,005	48,748,205	49,376,132	48,122,207	48,824,434
Diluted	48,635,449	49,216,035	50,044,246	48,834,095	49,420,303

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$244,400	$204,196	$76,459	$136,602	$219,437
Net cash used in investing activities	(55,092)	(72,420)	(91,661)	(77,244)	(46,810)
Net cash used in financing activities	(95,962)	(79,382)	(82,677)	(24,472)	(23,196)
Other operating data:
Capital expenditures	55,286	48,943	59,940	45,111	57,143

	As of March 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$249,348	$160,490	$108,869	$201,042	$163,161
Working capital	685,403	611,372	554,164	475,768	429,769
Total assets	1,987,867	1,924,955	1,828,387	1,652,010	1,492,851
Total debt, including capital leases, excluding discount on the Convertible Notes	178,489	256,101	253,400	350,486	375,656
Total EnerSys stockholders’ equity	1,169,401	1,032,195	974,331	779,897	670,151

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2013, 2012, and 2011, should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

EnerSys’ management uses the non-GAAP measures, EBITDA and Adjusted EBITDA, in its computation of compliance with loan covenants. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP for interest, taxes, depreciation and amortization, and certain charges or credits as permitted by our credit agreements, that were recorded during the periods presented.

EnerSys’ management uses the non-GAAP measures, Primary Working Capital and Primary Working Capital Percentage (see definition in “Overview” below) along with capital expenditures, in its evaluation of business segment cash flow and financial position performance.

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

We operate and manage our business in three geographic regions of the world—Americas, EMEA and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the United States, and approximately 60% of our net sales are generated outside of the United States. The Company has three reportable segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with our segment headquarters in Reading, Pennsylvania, USA,

•	EMEA, which includes Europe, the Middle East and Africa, with our segment headquarters in Zurich, Switzerland, and

•	Asia, which includes Asia, Australia and Oceania, with our segment headquarters in Singapore.

See Note 22 to the Consolidated Financial Statements for segment related disclosures.

We evaluate segment performance based primarily upon operating earnings, exclusive of highlighted items. Highlighted items are those that the Company deems are not indicative of ongoing operating results, including those charges that the Company incurs as a result of restructuring activities and those charges and credits that are not directly related to ongoing segment performance. All corporate and centrally incurred costs are allocated to the reportable segments based principally on net sales. We evaluate segment cash flow and financial position performance based primarily upon capital expenditures and Primary Working Capital levels (see definition of Primary Working Capital in “Liquidity and Capital Resources” below).

Our management structure, financial reporting systems, and associated internal controls and procedures, are all consistent with our three geographic segments. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

•	global economic conditions and general cyclical patterns of the industries in which our customers operate;

•	changes in our selling prices and, in periods when our product costs increase, our ability to raise our selling prices to pass such cost increases through to our customers;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;

•	the extent to which we can control our fixed and variable costs, including those for our raw materials, manufacturing, distribution and operating activities;

•	changes in our level of debt and changes in the variable interest rates under our credit facilities;

•	the mix of earnings in the various tax jurisdictions we operate in and their tax impact on our income tax rates; and

•	the size and number of acquisitions and our ability to achieve their intended benefits.

We have two primary industrial battery product lines: reserve power products and motive power products. Net sales classifications by product line are as follows:

•

Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, UPS applications for computer and computer-controlled systems, and other specialty power applications, including security systems, premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities, large scale energy storage, energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships and tactical vehicles

•

Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, diesel locomotive starting and other rail equipment.

Current Market Conditions

Economic Climate

Recent indicators suggest a mixed trend in economic activity among our different geographical regions. The Americas’ and Asia’s economic expansion continues but at a slower rate. The ongoing financial crisis and austerity measures in Europe are a factor in slowing overall economic growth in this region and leading to declining economic growth rates in many of the Western European countries.

Overall, on a consolidated basis, we have experienced stable trends in our revenue and order rates.

We believe we are well positioned to take advantage of future growth in our markets. We continue to take numerous steps to restructure our manufacturing base and administrative operations to reduce our costs. We have developed new product initiatives in advanced nickel, TPPL for motive power and large scale energy storage. We expect the economic climate and our strong capital structure will be conducive to a continuation of acquisitions which in combination with our new product initiatives will help grow our business faster than the overall market growth.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During fiscal 2011 and 2012, our selling prices increased, to reflect the rising commodity prices, and declined slightly in fiscal 2013.

Liquidity and Capital Resources

Current market conditions related to our liquidity and capital resources are favorable. In March 2011, we refinanced our 2008 senior secured credit facility with a $350 million revolving credit line gaining additional flexibility in terms, liquidity, and an extended maturity to March 2016. We believe current conditions remain favorable for the Company to have continued positive cash flow from operations that, along with available cash and cash equivalents and our undrawn lines of credit, will be sufficient to fund our capital expenditures, acquisitions and other investments for growth.

Our cash flows from operating activities were $244 million and $204 million during fiscal 2013 and 2012, respectively. We invested $55 million and $49 million in capital expenditures in fiscal 2013 and 2012, respectively. We also repurchased $23 million and $58 million of our common stock in fiscal 2013 and 2012, respectively. Our investments in new business opportunities in fiscal 2012 were $24 million.

As a result of the above actions, at March 31, 2013, our financial position is strong and we have substantial liquidity with $249 million of available cash and cash equivalents, $349 million of undrawn, committed credit lines, and over $120 million of uncommitted credit lines. A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

Cost Savings Initiatives-Restructuring

Cost savings programs remain a continuous element of our business strategy and are directed primarily at further reductions in plant manufacturing (labor and overhead), raw material costs and our operating expenses (primarily selling, general and administrative). In order to realize cost savings benefits for a majority of these initiatives, costs are incurred either in the form of capital expenditures, funding the cash obligations of previously recorded restructuring expenses or current period expenses.

In fiscal 2010, we began the restructuring programs primarily related to the Oerlikon acquisition in Europe and completed the restructuring as of March 31, 2012.

During fiscal 2011, we began further restructuring programs related to our EMEA operations, including distribution, which upon completion is expected to result in the reduction of approximately 60 employees. Our fiscal 2013 operating results reflected approximately $4.0 million of favorable annualized pre-tax earnings impact of these programs. This program has been completed as of March 31, 2013.

During fiscal 2012, we announced restructuring programs related to our operations in EMEA, primarily consisting of the transfer of manufacturing of select products between certain of our manufacturing operations and restructuring of our selling, general and administrative operations. These actions are expected to result in the reduction of approximately 85 employees upon completion. Our fiscal 2013 operating results reflected approximately $4.6 million of the estimated $6.0 million of favorable annualized pre-tax earnings impact of the fiscal 2012 programs. The Company does not expect to be committed to significant additional restructuring charges in fiscal 2014 related to these actions and expects to complete the program during fiscal 2014.

During fiscal 2013, the Company announced further restructurings related to improving the efficiency of its manufacturing operations in EMEA, primarily consisting of cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately 130 employees upon completion. Our fiscal 2013 operating results reflect approximately $1.3 million of the estimated $7.0 million of favorable annualized pre-tax earnings impact of the fiscal 2013 programs. The Company expects to be committed to an additional $3.0 million of restructuring charges related to these programs during fiscal 2014, and expects to complete the program during fiscal 2015.

During fiscal 2013, the Company announced a restructuring related to the closure of its manufacturing facility located in Chaoan, People’s Republic of China, in which the Company will transfer the manufacturing at that location to its Chongqing, People’s Republic of China facility to improve operational efficiencies. The Company expects to be committed to an additional $0.7 million related to the program and expects to complete the program in fiscal 2014.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Notes to Consolidated Financial Statements in Item 8. In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts in the Consolidated Financial Statements and accompanying notes. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the more significant estimates and related assumptions used in the preparation of our consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

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

Asset Impairment Determinations

We test for the impairment of our goodwill and indefinite-lived trademarks at least annually and whenever events or circumstances occur indicating that a possible impairment has been incurred. We utilize financial projections, certain cash flow measures, as well as our market capitalization in the determination of the estimated fair value of these assets.

With respect to our other long-lived assets other than goodwill and indefinite-lived trademarks, we test for impairment when indicators of impairment are present. An asset is considered impaired when the undiscounted estimated net cash flows expected to be generated by the asset are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair value of the impaired asset.

In making future cash flow analyses of goodwill and other long-lived assets, we make assumptions relating to the following:

•	the intended use of assets and the expected future cash flows resulting directly from such use;

•	industry-specific economic conditions;

•	competitor activities and regulatory initiatives; and

•	client and customer preferences and patterns.

We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our financial statements.

Litigation and Claims

From time to time, the Company has been or may be a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, federal and state employment laws, including wage and hour laws, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, governments, customers, suppliers and employees. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

•	interpretation of contractual rights and obligations;

•	the status of government regulatory initiatives, interpretations and investigations;

•	the status of settlement negotiations;

•	prior experience with similar types of claims;

•	whether there is available insurance coverage; and

•	advice of outside counsel.

Environmental Loss Contingencies

Accruals for environmental loss contingencies (i.e., environmental reserves) are recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated. Management views the measurement of environmental reserves as a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the need to forecast well into the future. From time to time, we may be involved in legal proceedings under federal, state and local, as well as international environmental laws in connection with our operations and companies that we have acquired. The estimation of environmental reserves is based on the evaluation of currently available information, prior experience in the remediation of contaminated sites and assumptions with respect to government regulations and enforcement activity, changes in remediation technology and practices, and financial obligations and creditworthiness of other responsible parties and insurers.

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

We account for our defined benefit pension plans in accordance with the Financial Accounting Standards Board (“FASB”) guidance. The guidance requires an entity to recognize in its statements of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs.

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

Income Taxes

Our effective tax rate is based on pretax income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. We account for income taxes in accordance with applicable guidance on accounting for income taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases on recorded assets and liabilities. Accounting guidance also requires that deferred tax assets be reduced by a valuation allowance, when it is more likely than not that a tax benefit will not be realized.

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

Results of Operations—Fiscal 2013 Compared to Fiscal 2012

The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2013, compared to fiscal year ended March 31, 2012:

	Fiscal 2013		Fiscal 2012		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,277.6	100.0%	$2,283.4	100.0%	$(5.8)	(0.3)%
Cost of goods sold	1,708.2	75.0	1,770.7	77.6	(62.5)	(3.5)

Gross profit	569.4	25.0	512.7	22.4	56.7	11.0
Operating expenses	312.3	13.7	297.8	13.0	14.5	4.9
Restructuring charges	7.2	0.3	5.0	0.2	2.2	43.6
Legal proceedings settlement income	—	—	(0.9)	(0.1)	0.9	NM

Operating earnings	249.9	11.0	210.8	9.3	39.1	18.5
Interest expense	18.7	0.8	16.5	0.7	2.2	13.6
Other (income) expense, net	0.9	0.1	3.1	0.2	(2.2)	(70.1)

Earnings before income taxes	230.3	10.1	191.2	8.4	39.1	20.4
Income tax expense	65.3	2.9	47.3	2.1	18.0	38.0

Net earnings	165.0	7.2	143.9	6.3	21.1	14.6
Net losses attributable to noncontrolling interests	(1.5)	(0.1)	(0.1)	—	(1.4)	NM

Net earnings attributable to EnerSys stockholders	$166.5	7.3%	$144.0	6.3%	$22.5	15.6%

NM = not meaningful

Overview

Our sales in fiscal 2013 were relatively flat at approximately $2.3 billion compared to prior year sales. Acquisitions and improvement in organic volume contributed approximately 2% and 1%, respectively, and were offset by a 3% decrease due to foreign currency translation impact. Despite sales being relatively flat, the gross margin percentage in fiscal 2013 was up 260 basis points at 25.0% versus 22.4% in fiscal 2012, due mainly to lower commodity costs.

A discussion of specific fiscal 2013 versus fiscal 2012 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Net sales by reportable segment were as follows:

	Fiscal 2013		Fiscal 2012		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
EMEA	$926.2	40.7%	$995.4	43.6%	$(69.2)	(7.0)%
Americas	1,126.9	49.5	1,082.8	47.4	44.1	4.1
Asia	224.5	9.8	205.2	9.0	19.3	9.4

Total net sales	$2,277.6	100.0%	$2,283.4	100.0%	$(5.8)	(0.3)%

The EMEA segment’s revenue decreased by $69.2 million or 7.0% in fiscal 2013, as compared to fiscal 2012. A negative currency translation impact of approximately 6% combined with a decrease in organic volume and pricing of approximately 2% and 1%, respectively, partially offset by a 2% increase from acquisitions resulted in the decreased revenue.

The Americas segment’s revenue increased by $44.1 million or 4.1% in fiscal 2013, as compared to fiscal 2012, primarily due to an increase in organic volume and acquisitions of approximately 3% and 2%, respectively, partially offset by a negative currency translation impact of approximately 1%.

The Asia segment’s revenue increased by $19.3 million or 9.4% in fiscal 2013 as compared to fiscal 2012. Higher organic volume and acquisitions contributed approximately 5% and 7%, respectively, partially offset by a decrease in both pricing and currency translation impact of approximately 1%.

Net sales by product line were as follows:

	Fiscal 2013		Fiscal 2012		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$1,119.1	49.1%	$1,092.7	47.9%	$26.4	2.4%
Motive power	1,158.5	50.9	1,190.7	52.1	(32.2)	(2.7)

Total net sales	$2,277.6	100.0%	$2,283.4	100.0%	$(5.8)	(0.3)%

Sales in our reserve power product line increased in fiscal 2013 by $26.4 million or 2.4% compared to the prior year primarily due to acquisitions and higher organic volume which contributed approximately 3% each, offset by negative currency translation impact and price decreases of approximately 3% and 1%, respectively.

Sales in our motive power product line decreased in fiscal 2013 by $32.2 million or 2.7% compared to the prior year primarily due to currency translation impact and decrease in organic volume of approximately 3% and 1%, respectively, partially offset by a 1% increase due to acquisitions.

Gross Profit

	Fiscal 2013		Fiscal 2012		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$569.4	25.0%	$512.7	22.4%	$56.7	11.0%

Gross profit increased $56.7 million or 11.0% in fiscal 2013 compared to fiscal 2012. Gross profit, excluding the effect of foreign currency translation, increased $69 million or 13.4% in fiscal 2013 compared to fiscal 2012. This increase is primarily attributed to lower commodity costs with pricing declining slightly. We have made great efforts to sustain gross margin and continue to focus on a wide variety of sales initiatives, which include improving product mix to higher margin products and obtaining appropriate pricing for products relative to our costs. At the same time, we continue to focus on cost savings initiatives such as relocating production to low cost facilities and implementing more automation in our manufacturing plants.

Operating Items

	Fiscal 2013		Fiscal 2012		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$312.3	13.7%	$297.8	13.0%	$14.5	4.9%
Restructuring charges	7.2	0.3	5.0	0.2	2.2	43.6
Legal proceedings settlement income	—	—	0.9	0.1	(0.9)	NM

NM = not meaningful

Operating Expenses

Operating expenses increased $14.5 million or 4.9% in fiscal 2013 from fiscal 2012. Operating expenses, excluding the effect of foreign currency translation, increased $25.5 million or 8.6% in fiscal 2013 compared to fiscal 2012. As a percentage of sales, operating expenses increased from 13.0% in fiscal 2012 to 13.7% in fiscal 2013 partially as a result of higher payroll related costs, including stock compensation expense.

Restructuring Charges

In fiscal 2013, we recorded $7.2 million of restructuring charges, primarily for staff reductions and asset write-offs in Europe and Asia.

In fiscal 2012, we recorded $5.0 million of restructuring charges, primarily for staff reductions in Europe.

The fiscal 2012 and 2013 restructuring programs are expected to incur additional restructuring charges of approximately $4.0 million during fiscal 2014.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2013		Fiscal 2012		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
EMEA	$64.2	6.9%	$63.9	6.4%	$0.3	0.3%
Americas	171.7	15.3	138.8	12.8	32.9	23.7
Asia	21.2	9.4	12.2	5.9	9.0	74.3

Subtotal	257.1	11.3	214.9	9.4	42.2	19.6
Restructuring charges-EMEA	4.5	0.5	5.0	0.5	(0.5)	(10.3)
Restructuring charges-Asia	2.7	1.2	—	—	2.7	NM
Legal proceedings settlement income-EMEA	—	—	(0.9)	(0.1)	0.9	NM

Total	$249.9	11.0%	$210.8	9.3%	$39.1	18.5%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Fiscal 2013 operating earnings of $249.9 million were $39.1 million higher than in fiscal 2012 and were 11.0% of sales. Fiscal 2013 operating earnings were favorably affected by organic volume, acquisitions, our continuing cost savings programs and lower commodity costs. Fiscal 2013 and 2012 operating earnings included $7.2 million and $5.0 million, respectively, of restructuring charges and $0.3 million and $2.8 million, respectively, for acquisition activity related expense.

The EMEA segment’s operating earnings, excluding the highlighted items discussed above, increased $0.3 million or 0.3% in fiscal 2013 compared to fiscal 2012. Benefits of the restructuring programs on both production and operating expenses and lower commodity costs kept operating earnings relatively flat compared to the prior year despite the economic downturn in the region.

The Americas segment’s operating earnings increased $32.9 million or 23.7% in fiscal 2013, with the operating margin increasing 250 basis points to 15.3%. This increase of operating margin in our Americas segment is primarily due to an increase in organic volumes and decreased commodity costs and better product mix.

Operating earnings in Asia, excluding the highlighted items discussed above, increased 74.3% in fiscal 2013 in comparison to fiscal 2012, with the operating margin as a percentage of sales increasing by 350 basis points to 9.4%. The increase in our Asia segment earnings in fiscal 2013 was primarily attributable to volume increase and better product mix.

Interest Expense

	Fiscal 2013		Fiscal 2012		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$18.7	0.8%	$16.5	0.7%	$2.2	13.6%

Interest expense of $18.7 million in fiscal 2013 (net of interest income of $1.4 million) was $2.2 million higher than the $16.5 million in fiscal 2012 (net of interest income of $0.9 million). The increase in interest expense in fiscal 2013 compared to fiscal 2012 is attributable primarily to higher interest expense on indebtedness in Asia and South America where we made recent acquisitions and higher bond accretion partially offset by lower average borrowings.

Our average debt outstanding (including the average amount of the Convertible Notes discount of $20.8 million) was $246.3 million in fiscal 2013, compared to our average debt outstanding (including the average amount of the Convertible Notes discount of $27.5 million) of $270.1 million in fiscal 2012. Our average cash interest rate incurred in fiscal 2013 was 4.2% compared to 3.1% in fiscal 2012.

Included in interest expense is non-cash, accreted interest on the Convertible Notes of $7.0 million in fiscal 2013 and $6.4 million in fiscal 2012. Also included in interest expense are non-cash charges related to amortization of deferred financing fees of $1.3 million in both fiscal 2013 and fiscal 2012.

Other (Income) Expense, Net

	Fiscal 2013		Fiscal 2012		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$0.9	0.1%	$3.1	0.2%	$(2.2)	(70.1)%

Other (income) expense, net was expense of $0.9 million in fiscal 2013 compared to expense of $3.1 million in fiscal 2012. Current year includes foreign currency losses of $1.9 million, miscellaneous charges of $0.8 million partially offset by insurance recoveries of $1.8 million. Prior year includes foreign currency losses of $1.5 million and other miscellaneous charges of $1.6 million.

Earnings Before Income Taxes

	Fiscal 2013		Fiscal 2012		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$230.3	10.1%	$191.2	8.4%	$39.1	20.4%

As a result of the factors discussed above, fiscal 2013 earnings before income taxes were $230.3 million, an increase of $39.1 million or 20.4% compared to fiscal 2012.

Income Tax Expense

	Fiscal 2013		Fiscal 2012		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$65.3	2.9%	$47.3	2.1%	$18.0	38.0%

Effective tax rate	28.4%		24.7%

The effective income tax rate was 28.4% in fiscal 2013 compared to the fiscal 2012 effective tax rate of 24.7%. The rate increase in fiscal 2013 as compared to fiscal 2012 is primarily due to changes in the mix of earnings among tax jurisdictions and the increase in non-deductible expenses in certain jurisdictions.

Results of Operations—Fiscal 2012 Compared to Fiscal 2011

The following table presents summary Consolidated Statement of Income data for fiscal year ended March 31, 2012, compared to fiscal year ended March 31, 2011:

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,283.4	100.0%	$1,964.4	100.0%	$319.0	16.2%
Cost of goods sold	1,770.7	77.6	1,514.6	77.1	256.1	16.9

Gross profit	512.7	22.4	449.8	22.9	62.9	14.0
Operating expenses	297.8	13.0	259.2	13.2	38.6	14.9
Legal proceedings settlement income	(0.9)	(0.1)	—	—	(0.9)	NM
Restructuring charges	5.0	0.2	6.8	0.3	(1.8)	(26.8)

Operating earnings	210.8	9.3	183.8	9.4	27.0	14.7
Interest expense	16.5	0.7	22.0	1.1	(5.5)	(25.2)
Other (income) expense, net	3.1	0.2	2.2	0.2	0.9	40.9
Charges related to refinancing	—	—	8.2	0.4	(8.2)	NM

Earnings before income taxes	191.2	8.4	151.4	7.7	39.8	26.3
Income tax expense	47.3	2.1	38.0	1.9	9.3	24.4

Net earnings	143.9	6.3	113.4	5.8	30.5	26.9
Net losses attributable to noncontrolling interests	(0.1)	—	—	—	(0.1)	NM

Net earnings attributable to EnerSys stockholders	$144.0	6.3%	$113.4	5.8%	$30.6	27.0%

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

Our financial position continued to be strong and we had substantial liquidity from our cash and cash equivalents, committed and uncommitted credit lines and our 2011 Credit Facility. Our positive cash flows and liquidity enabled us to continue to invest in new business opportunities such as acquisitions in South Africa, South America, Germany and India and to repurchase our shares.

A discussion of specific fiscal 2012 versus fiscal 2011 operating results follows, including an analysis and discussion of the results of our segments.

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

Net sales by segment were as follows:

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
EMEA	$995.4	43.6%	$890.3	45.3%	$105.1	11.8%
Americas	1,082.8	47.4	896.6	45.7	186.2	20.8
Asia	205.2	9.0	177.5	9.0	27.7	15.6

Total net sales	$2,283.4	100.0%	$1,964.4	100.0%	$319.0	16.2%

The EMEA segment’s revenue increased by $105.1 million or 11.8% in fiscal 2012, as compared to fiscal 2011. Acquisitions and currency translation impact contributed approximately 5% and 4%, respectively, while increases in pricing contributed approximately 2%. Organic volume in EMEA was flat.

The Americas segment’s revenue increased by $186.2 million or 20.8% in fiscal 2012, as compared to fiscal 2011, primarily due to higher organic volume, which contributed approximately a 15% increase. Price increases and acquisitions contributed approximately 3% each to the improvement.

The Asia segment’s revenue increased by $27.7 million or 15.6% in fiscal 2012 as compared to fiscal 2011. Higher organic volume and currency translation impact contributed approximately 8% and 7%, respectively, while increases in pricing contributed approximately 1%.

Net sales by product line were as follows:

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As %Net Sales	In Millions	As %Net Sales	In Millions	%
Reserve power	$1,092.7	47.9%	$970.4	49.4%	$122.3	12.6%
Motive power	1,190.7	52.1	994.0	50.6	196.7	19.8

Total net sales	$2,283.4	100.0%	$1,964.4	100.0%	$319.0	16.2%

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

Gross profit increased $62.9 million or 14.0% in fiscal 2012 compared to fiscal 2011. Gross profit, excluding the effect of foreign currency translation, increased $55 million or 12.3% in fiscal 2012 compared to fiscal 2011. Lead costs represented approximately 34% of total cost of goods sold for fiscal 2012 as compared to approximately 33% of total cost of goods sold for fiscal 2011. We made great efforts to sustain gross margin in an environment of rising commodity and energy costs, and continued to focus on a wide variety of sales initiatives, which included improving product mix to higher margin products and obtaining appropriate pricing for products relative to our costs. At the same time, we continued to focus on cost savings initiatives such as relocating production to low cost facilities and implementing more automation in our manufacturing plants.

Operating Items

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$297.8	13.0%	$259.2	13.2%	$38.6	14.9%
Legal proceedings settlement income	0.9	0.1	—	—	0.9	NM
Restructuring charges	5.0	0.2	6.8	0.3	(1.8)	(26.8)

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

Legal Proceedings Settlement Income

In fiscal 2009, the Court of Commerce in Lyon, France ruled that the Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. The Company’s portion of damages was assessed at €2.7 million or $4.2 million, which was duly recorded and paid by the Company, but the ruling was appealed. In a subsequent ruling by the Court of Appeal of Lyon, France, the portion of damages was reduced, entitling the Company to a refund of the monies paid of €0.7 million or $0.9 million, which has been recorded and collected in the second quarter of fiscal 2012. The Company further appealed the ruling to the French Supreme Court, which on March 14, 2012, ruled in the Company’s favor and ordered the case back to the Court of Appeal of Lyon to further review certain aspects of the original decision in the case, including the assessment of damages. The Court of Appeal of Lyon heard arguments on April 9, 2013 and a ruling is expected in the second quarter of fiscal 2014.

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

At March 31, 2012, the Oerlikon and fiscal 2009 European restructuring programs were completed. The fiscal 2011 and 2012 restructuring programs incurred additional restructuring charges of approximately $1 million in fiscal 2013.

Operating Earnings

Fiscal 2012 operating earnings of $210.8 million were $27.0 million higher than in fiscal 2011 and was 9.3% of sales. Fiscal 2012 operating earnings were favorably affected by higher organic volume, our continuing cost savings programs and price increases, partially offset by higher commodity costs. Fiscal 2012 and 2011 operating earnings included $5.0 million and $6.8 million, respectively, of restructuring charges and $2.8 million and $2.5 million, respectively, for acquisition activity related expense in EMEA, Americas and Asia.

Operating earnings by segment were as follows:

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
EMEA	$63.9	6.4%	$55.6	6.3%	$8.3	14.8%
Americas	138.8	12.8	124.5	13.9	14.3	11.6
Asia	12.2	5.9	10.5	5.9	1.7	15.9

Subtotal	214.9	9.4	190.6	9.7	24.3	12.7
Legal proceedings settlement income-EMEA	(0.9)	(0.1)	—	—	(0.9)	NM
Restructuring charges-EMEA	5.0	0.5	6.8	0.8	(1.8)	(26.8)

Total	$210.8	9.3%	$183.8	9.4%	$27.0	14.7%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

The EMEA segment’s operating earnings, excluding the highlighted items discussed above, increased $8.3 million or 14.8% in fiscal 2012 compared to fiscal 2011. This improvement in operating earnings, despite a negative impact of approximately $2 million due to a three-week strike at our manufacturing plant in Poland in the second quarter of fiscal 2012 and start-up costs relating to our new business in Germany of approximately $1.3 million, is primarily attributable to pricing and the benefits of the restructuring programs on both production and operating expenses, partially offset by higher commodity costs.

The Americas segment’s operating earnings increased $14.3 million or 11.6% in fiscal 2012, with the operating margin decreasing 110 basis points to 12.8%. This decline of operating margin in our Americas segment, despite a 15% increase in organic volumes, was due to increased commodity costs net of pricing and product mix.

Operating earnings in Asia increased 15.9% in fiscal 2012 in comparison to fiscal 2011, with the operating margin as a percentage of sales remaining flat at 5.9%. The increase in our Asia segment earnings in fiscal 2012 was primarily attributable to volume increase and better product mix, offset partially by higher commodity costs. We incurred approximately $3.8 million of start-up costs related to our new facility in Chongqing, China in fiscal 2012. Start-up costs related to Chongqing were approximately $1.6 million in fiscal 2011. In addition, we incurred approximately $0.9 million in fiscal 2012, costs related to a temporary closure of our facility in Jiangsu Province, People’s Republic of China, by government authorities for an environmental review, as were, to our knowledge, all lead processing facilities in that province. After completion of the review, the government authorities allowed the plant to reopen in November 2011 on a conditional basis with the understanding that the Company would work with the assistance of the government agencies, to relocate to a more preferable location.

Interest Expense

	Fiscal 2012		Fiscal 2011		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$16.5	0.7%	$22.0	1.1%	$(5.5)	(25.2)%

Interest expense of $16.5 million in fiscal 2012 (net of interest income of $0.9 million) was $5.5 million lower than the $22.0 million in fiscal 2011 (net of interest income of $1.3 million). The decrease in interest expense in fiscal 2012 compared to fiscal 2011 is attributable primarily to $6.7 million of expense associated with outstanding interest rate hedging contracts in the prior fiscal year. In fiscal 2012, the swaps no longer qualified for hedge accounting and losses realized on the swaps amounting to $1.0 million were included in other (income) expense, net. Lower interest expense in fiscal 2012 was also due to lower average borrowings offset by higher interest expense in Asia and South America.

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

Liquidity and Capital Resources

Overview

As we discussed in our Overview and Current Market Conditions above, our results have been significantly affected by the economic environment during the past three fiscal years. In periods of increasing revenue, such as in fiscal 2012 and 2011, operating cash flow was generally reduced by the need for additional Primary Working Capital. In fiscal 2013, revenue and Primary Working Capital remained relatively flat. We have maintained sufficient lines of credit since the Company was formed in 2000 to fund our requirements for Primary Working Capital, capital expenditures, acquisitions, common stock repurchases and other investments. As discussed earlier, we believe that the 2011 Credit Facility, which consists of a revolving line of credit of $350 million expiring in March 2016, along with other credit lines of $148 million and our available cash and cash equivalents of $249.3 million as of March 31, 2013, will be sufficient for our needs and anticipated growth in the foreseeable future.

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2013, 2012 and 2011, were $249.3 million, $160.5 million and $108.9 million, respectively.

Cash provided by operating activities for fiscal 2013, 2012 and 2011, was $244.4 million, $204.2 million and $76.5 million, respectively.

During fiscal 2013, cash from operating activities was provided primarily from net earnings of $165.0 million, depreciation and amortization of $50.5 million and a net source of $26.4 million from non-cash interest expense, provision for doubtful accounts, deferred taxes, net gains and settlements on derivatives, stock compensation, asset write-offs related to restructuring and losses on disposal of fixed assets. Primary Working Capital improved by $9.9 million and was offset partially by a change in current and other assets, accrued expenses, and other liabilities of $7.4 million.

During fiscal 2012, cash from operating activities was provided primarily from net earnings of $144.0 million, depreciation and amortization of $50.4 million and a net source of $14.5 million from non-cash interest expense, provision for doubtful accounts, deferred taxes, net gains and settlements on derivatives, stock compensation and gains on disposal of fixed assets. Change in current and other assets, accrued expenses, and other liabilities contributed a further $20.2 million, offset by a $24.9 million increase in Primary Working Capital.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of Primary Working Capital to sales. Primary Working Capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three-month net sales (annualized) to derive a Primary Working Capital percentage. Primary Working Capital was $552.7 million (yielding a Primary Working Capital percentage of 24.2%) at March 31, 2013 and $578.6 million (yielding a Primary Working Capital percentage of 24.4%) at March 31, 2012. The 20 basis point decrease at March 31, 2013 versus March 31, 2012 was mainly attributed to a drop in accounts receivable balances while sales were flat.

Primary Working Capital and Primary Working Capital percentages at March 31, 2013, 2012 and 2011 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital (%)
		(in millions)
2013	$448.1	$353.9	$(249.3)	$552.7	$2,288.5	24.2%
2012	$466.8	$361.8	$(250.0)	$578.6	$2,371.0	24.4%
2011	$464.1	$335.0	$(251.8)	$547.3	$2,192.2	25.0%

Cash used in investing activities for fiscal 2013, 2012 and 2011 was $55.1 million, $72.4 million and $91.7 million, respectively. Capital expenditures were $55.3 million, $48.9 million and $59.9 million in fiscal 2013, 2012 and 2011, respectively. The current year’s capital spending focused primarily on TPPL capacity expansion in EMEA and Americas, completion of expansion of our Chongqing plant in the People’s Republic of China and the acquisition of land, building and equipment in our primary lithium business in Pennsylvania. Our purchases of and investments in businesses were $23.6 million and $32.2 million in fiscal 2012 and 2011, respectively. No acquisitions were made during fiscal 2013.

During fiscal 2013, we borrowed $246.0 million on our revolver and repaid $325.4 million. Borrowings on long-term debt and short-term debt were $5.6 million and $7.4 million, respectively, which were partially offset by repayments of long-term debt of $16.5 million in Asia. During fiscal 2013, we repurchased $22.6 million of our common stock.

During fiscal 2012, we borrowed $111.6 million on our revolver and repaid $132.2 million. Borrowings financed a portion of our repurchases of common stock of $58.4 million and acquisitions of $23.6 million.

During fiscal 2011, we repaid $201.1 million of the 2008 Credit Facility and $11.1 million of the Euro 25,000 Credit Facility Agreement among EnerSys Holdings (Luxembourg), S.a.r.l., San Paolo IMI S.p.A., as Facility Agent and lender, and Banca Intesa S.p.A., as lender (the “Euro Term Loan”) with $100 million of revolver proceeds borrowed under the new 2011 Credit Facility and available cash and cash equivalents. Additionally, in fiscal 2011, we borrowed under the 75,000 Chinese Renminbi (“RMB”) credit facility (“China Term Loan”), $6.1 million, $3.1 million of short-term debt and paid $3.5 million in refinancing fees related to the 2011 Credit Facility.

The exercise of stock options and the related tax benefits contributed $11.3 million, $2.7 million and $24.0 million, respectively, in fiscal 2013, 2012 and 2011.

As a result of the above, cash and cash equivalents increased $88.8 million from $160.5 million at March 31, 2012 to $249.3 million at March 31, 2013.

We currently are in compliance with all covenants and conditions under our credit agreements.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $469 million at March 31, 2013 to cover short-term liquidity requirements. Our 2011 Credit Facility is committed through March 2016, as long as we continue to comply with the covenants and conditions of the credit facility agreement. Included in our available credit lines at March 31, 2013 is $348.8 million of our 2011 Credit Facility.

We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under our credit facilities will be sufficient to meet our liquidity needs, including normal levels of capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2013, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$195.2	$22.7	$172.5	$—	$—
Interest on debt	12.6	5.8	6.8	—	—
Operating leases	64.0	19.4	24.5	11.5	8.6
Pension benefit payments and profit sharing	30.4	2.5	4.7	5.7	17.5
Restructuring	2.0	2.0	—	—	—
Facility construction commitments	10.0	10.0	—	—	—
Interest rate swap agreements	0.6	0.6	—	—	—
Lead and foreign currency forward contracts	4.8	4.8	—	—	—
Purchase commitments	10.6	10.6	—	—	—
Capital lease obligations, including interest	0.5	0.3	0.2	—	—

Total	$330.7	$78.7	$208.7	$17.2	$26.1

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the table above.

Under our 2011 Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $11.9 million as of March 31, 2013.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. Shown below are the leverage ratios at March 31, 2013 and 2012, in connection with our 2011 Credit Facility.

The total net debt as defined under our 2011Credit Facility is $81.6 million for fiscal 2013 and is 0.3 times adjusted EBITDA (non-GAAP) as described below and reflects improved net earnings and positive cash flows.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) as per our 2011 Credit Facility:

	Fiscal 2013		Fiscal 2012
	(in millions, except ratios)
Net earnings as reported	$165.0		$144.0
Add back:
Depreciation and amortization	50.5		50.4
Interest expense	18.7		16.5
Income tax expense	65.3		47.3

EBITDA (non GAAP)(1)	$299.5		$258.2
Adjustments per credit agreement definitions	14.7	(2)	11.6	(2)

Adjusted EBITDA (non-GAAP) per credit agreement	$314.2		$269.8

Total net debt(3)	$81.6		$214.4

Leverage ratios:
Total net debt/adjusted EBITDA ratio(4)	0.3 X		0.8 X
Maximum ratio permitted	3.25 X		3.25 X
Consolidated interest coverage ratio(5)	23.2 X		22.6 X
Minimum ratio required	4.5 X		4.5 X

(1)	We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use it as a key measure of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our 2011 Credit Facility are based on EBITDA, subject to adjustments, which are shown above. Continued availability of credit under our 2011 Credit Facility is critical to our ability to meet our business plans, we believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding revolving credit loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing fees, which is included in interest expense.

(2)	The $14.7 million and $11.6 million adjustment to EBITDA in fiscal 2013 and 2012, respectively, related to the adjustment of non-cash stock compensation expense.
(3)	Debt includes capital lease obligations and letters of credit and is net of U.S. cash and cash equivalents and a portion of European cash investments, as defined in the 2011 Credit Facility. In fiscal 2013, U.S. cash and cash equivalents and European cash investments were $26 million and $100 million, respectively, and in fiscal 2012, were $5 million and $70 million, respectively.
(4)	These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our 2011 Credit Facility.
(5)	As defined in the 2011 Credit Facility, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $8.5 million and includes $3.3 million of interest rate swap contract settlements for fiscal 2013. For fiscal 2012, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $8.0 million and includes $3.4 million of interest rate swap contract settlements.

EnerSys Stockholders’ Equity

EnerSys stockholders’ equity increased $137.2 million during fiscal 2013 due to net earnings of $166.5 million; $26.1 million of increases related to stock-based compensation and the exercise of stock options; acquisition of noncontrolling interest of $0.6 million; decrease due to repurchase of common shares of $22.6 million; currency translation adjustments of $27.2 million due primarily to the weakening of European currencies; $2.0 million unrealized loss on derivative instruments; and $4.2 million related to pension liabilities.

EnerSys stockholders’ equity increased $57.9 million during fiscal 2012 due to net earnings of $144.0 million; $14.3 million of increases related to stock-based compensation and the exercise of stock options; decrease of $1.0 million due to acquisition of noncontrolling interest in a subsidiary; decrease due to repurchase of common shares of $58.4 million; currency translation adjustments of $32.3 million due primarily to the weakening of European currencies; $3.2 million unrealized loss on derivative instruments; and $5.5 million related to pension liabilities.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

During fiscal 2013, no new accounting standards were adopted or pending adoption that would have a significant impact on our Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

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

Sequential Quarterly Information

Fiscal 2013 and 2012 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2013 versus fiscal 2012 analyses previously discussed.

	Fiscal 2013				Fiscal 2012
	July 1, 2012 1st Qtr.	Sep. 30, 2012 2nd Qtr.	Dec. 30, 2012 3rd Qtr.	March 31, 2013 4th Qtr.	July 3, 2011 1st Qtr.	Oct. 2, 2011 2nd Qtr.	Jan. 1, 2012 3rd Qtr.	March 31, 2012 4th Qtr.
	(in millions, except share and per share amounts)
Net sales	$593.9	$554.2	$557.3	$572.2	$569.2	$547.2	$574.2	$592.8
Cost of goods sold	445.6	415.9	413.6	433.1	447.2	432.8	443.4	447.3

Gross profit	148.3	138.3	143.7	139.1	122.0	114.4	130.8	145.5
Operating expenses	77.7	74.1	80.2	80.3	72.9	71.9	75.7	77.3
Restructuring charges	0.4	1.3	3.7	1.8	0.4	0.9	1.4	2.3
Legal proceedings settlement income	—	—	—	—	—	(0.9)	—	—

Operating earnings	70.2	62.9	59.8	57.0	48.7	42.5	53.7	65.9
Interest expense	4.7	5.0	4.6	4.4	3.4	4.1	4.8	4.2
Other (income) expense, net	1.2	(1.8)	1.3	0.2	1.2	—	1.1	1.2

Earnings before income taxes	64.3	59.7	53.9	52.4	44.1	38.4	47.8	60.5
Income tax expense	18.7	16.7	15.2	14.7	10.6	10.1	11.0	15.6

Net earnings	45.6	43.0	38.7	37.7	33.5	28.3	36.8	44.9
Net losses attributable to noncontrolling interests	(0.2)	(0.8)	(0.5)	—	—	—	—	(0.5)

Net earnings attributable to EnerSys stockholders	$45.8	$43.8	$39.2	$37.7	$33.5	$28.3	$36.8	$45.4

Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.96	$0.91	$0.81	$0.79	$0.67	$0.57	$0.77	$0.95
Diluted	$0.95	$0.90	$0.80	$0.77	$0.66	$0.57	$0.77	$0.94
Weighted-average number of common shares outstanding:
Basic	47,901,203	48,188,331	48,176,206	47,822,281	50,052,627	49,469,694	47,704,567	47,765,933
Diluted	48,426,991	48,719,916	48,682,346	48,712,542	50,668,276	49,806,964	48,045,900	48,343,000

Net Sales

Quarterly net sales by segment were as follows:

	Fiscal 2013				Fiscal 2012
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by segment:
EMEA	$237.1	$215.4	$231.4	$242.3	$253.0	$245.3	$247.6	$249.5
Americas	288.9	276.7	275.8	285.5	259.2	252.3	281.2	290.1
Asia	67.9	62.1	50.1	44.4	57.0	49.6	45.4	53.2

Total	$593.9	$554.2	$557.3	$572.2	$569.2	$547.2	$574.2	$592.8

Segment net sales as % of total:
EMEA	39.9%	38.9%	41.5%	42.3%	44.4%	44.8%	43.1%	42.1%
Americas	48.7	49.9	49.5	49.9	45.6	46.1	49.0	48.9
Asia	11.4	11.2	9.0	7.8	10.0	9.1	7.9	9.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly net sales by product line were as follows:

	Fiscal 2013				Fiscal 2012
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by product line:
Reserve power	$289.3	$285.3	$265.2	$279.3	$265.9	$267.3	$277.3	$282.2
Motive power	304.6	268.9	292.1	292.9	303.3	279.9	296.9	310.6

Total	$593.9	$554.2	$557.3	$572.2	$569.2	$547.2	$574.2	$592.8

Product line net sales as % of total:
Reserve power	48.7%	51.5%	47.6%	48.8%	46.7%	48.9%	48.3%	47.6%
Motive power	51.3	48.5	52.4	51.2	53.3	51.1	51.7	52.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Counterparty Risks

We had entered into interest rate swap agreements to manage risk on a portion of our long-term floating-rate debt. We have entered into lead forward purchase contracts to manage risk on the cost of lead. We have entered into foreign exchange forward contracts to manage risk on foreign currency exposures. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2013 are $4.8 million (pre-tax), therefore, there is no risk of nonperformance by these counterparties. Those contracts that result in an asset position at March 31, 2013 are $1.3 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At the end of fiscal 2011, these interest rate swaps no longer qualified for hedge accounting due to the refinancing of the Company’s then existing credit facility. Changes in the fair value of these contracts for fiscal 2013 and 2012 have therefore been recorded in the Consolidated Statements of Income in other (income) expense, net, while changes in fair value for the comparable period in fiscal 2011 were recorded in accumulated other comprehensive income.

At March 31, 2013 and 2012, the aggregate notional amount of interest rate swap agreements is $65.0 million and $85.0 million, respectively. These agreements expired in May 2013.

Under the interest rate swaps, the Company received three-month LIBOR and paid a fixed interest rate which averaged 4.32% and 4.28%, on March 31, 2013 and 2012, respectively.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $0.2 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements(1)
	(in millions)	(in millions)
March 31, 2013	$56.6	56.3	$1.00	12%
March 31, 2012	56.6	60.0	0.94	12
March 31, 2011	68.2	63.4	1.08	14

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead would have increased our annual cost of goods sold by approximately $54 million for the fiscal year ended March 31, 2013.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products globally in the Americas, EMEA and Asia. Approximately 60% of our sales and expenses are transacted in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in U.S. dollars, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Euro, Swiss franc, British pound, Polish zloty, Chinese renminbi and Mexican peso.

We quantify and monitor our global foreign currency exposures. Our largest foreign currency exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, we have currency exposures from intercompany financing and trade transactions. On a selective basis, we enter into foreign currency forward contracts and option contracts to reduce the impact from the volatility of currency movements; however, we cannot be certain that foreign currency fluctuations will not impact our operations in the future.

To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of March 31, 2013 were $73.1 million. The details of contracts outstanding as of March 31, 2013 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged	Approximate % of Annual Requirements(1)
Sell Euros for U.S. dollars	$20.5	$/€1.30	12%
Sell Euros for Polish zloty	14.2	PLN/€ 4.18	20
Sell Euros for British pounds	25.1	£/€ 0.81	41
Sell South African Rand for Euros	4.4	ZAR/€ 11.85	34
Sell Australian dollars for U.S. dollars	1.3	$/AUD 1.03	13
Sell U.S. dollars for Mexican pesos	2.5	MXN/$ 13.44	50
Sell Australian dollars for Euros	2.2	AUD/€ 1.28	17
Other	2.9

Total	$73.1

(1)	Based on the fiscal year currency requirements for the year ended March 31, 2013.

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

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnerSys’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

EnerSys

We have audited EnerSys’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EnerSys’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, EnerSys maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnerSys as of March 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013 of EnerSys and our report dated May 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

May 28, 2013

EnerSys

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	March 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$249,348	$160,490
Accounts receivable, net of allowance for doubtful accounts (2013—$9,292; 2012—$10,022)	448,068	466,769
Inventories, net	353,941	361,774
Deferred taxes	37,786	30,247
Prepaid and other current assets	63,819	52,393

Total current assets	1,152,962	1,071,673
Property, plant, and equipment, net	350,126	353,215
Goodwill	345,499	352,737
Other intangible assets, net	103,701	107,082
Deferred taxes	14,168	15,999
Other assets	21,411	24,249

Total assets	$1,987,867	$1,924,955

Liabilities and Equity
Current liabilities:
Short-term debt	$22,702	$16,042
Current portion of long-term debt	—	2,540
Current portion of capital lease obligations	311	409
Accounts payable	249,359	249,996
Accrued expenses	191,664	188,403
Deferred taxes	3,523	2,911

Total current liabilities	467,559	460,301
Long-term debt	155,273	236,589
Capital lease obligations	203	521
Deferred taxes	88,036	84,479
Other liabilities	90,418	92,468

Total liabilities	801,489	874,358
Commitments and contingencies	—	—
Redeemable noncontrolling interests	11,095	9,782
Equity:
Series A Convertible Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2013 and at March 31, 2012	—	—
Common Stock, $0.01 par value, 135,000,000 shares authorized, 52,970,281 shares issued and 47,840,204 shares outstanding at March 31, 2013; 52,247,014 shares issued and 47,800,129 shares outstanding at March 31, 2012	529	522
Additional paid-in capital	501,646	474,924
Treasury stock at cost, 5,130,077 shares held as of March 31, 2013 and 4,446,885 shares held as of March 31, 2012	(100,776)	(78,183)
Retained earnings	727,347	560,839
Accumulated other comprehensive income	40,655	74,093

Total EnerSys stockholders’ equity	1,169,401	1,032,195
Nonredeemable noncontrolling interests	5,882	8,620

Total equity	1,175,283	1,040,815

Total liabilities and equity	$1,987,867	$1,924,955

See accompanying notes.

EnerSys

Consolidated Statements of Income

(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2013	2012	2011
Net sales	$2,277,559	$2,283,369	$1,964,462
Cost of goods sold	1,708,203	1,770,664	1,514,618

Gross profit	569,356	512,705	449,844
Operating expenses	312,324	297,806	259,217
Restructuring charges	7,164	4,988	6,813
Legal proceedings settlement income	—	(900)	—

Operating earnings	249,868	210,811	183,814
Interest expense	18,719	16,484	22,038
Charges related to refinancing	—	—	8,155
Other (income) expense, net	916	3,068	2,177

Earnings before income taxes	230,233	191,259	151,444
Income tax expense	65,275	47,292	38,018

Net earnings	164,958	143,967	113,426
Net losses attributable to noncontrolling interests	(1,550)	(36)	—

Net earnings attributable to EnerSys stockholders	$166,508	$144,003	$113,426

Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.47	$2.95	$2.30

Diluted	$3.42	$2.93	$2.27

Weighted-average number of common shares outstanding:
Basic	48,022,005	48,748,205	49,376,132

Diluted	48,635,449	49,216,035	50,044,246

See accompanying notes.

EnerSys

Consolidated Statements of Comprehensive Income

(In Thousands)

	Fiscal year ended March 31,
	2013	2012	2011
Net earnings	$164,958	$143,967	$113,426
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	(2,007)	(3,261)	9,470
Pension funded status adjustment, net of tax	(4,187)	(5,470)	1,967
Foreign currency translation adjustment	(28,894)	(32,516)	36,539

Total other comprehensive income (loss), net of tax	(35,088)	(41,247)	47,976

Total comprehensive income	129,870	102,720	161,402
Comprehensive income (loss) attributable to noncontrolling interests	(3,200)	(196)	335

Comprehensive income attributable to EnerSys stockholders	$133,070	$102,916	$161,067

See accompanying notes.

EnerSys

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Series A Convertible Preferred Stock	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total EnerSys Stockholders’ Equity	Non- redeemable Non- controlling Interests	Total Equity
Balance at March 31, 2010	$—	$504	$428,579	$(19,800)	$303,410	$67,204	$779,897	$4,327	$784,224
Stock-based compensation	—	—	9,056	—	—	—	9,056	—	9,056
Exercise of stock options	—	14	17,880	—	—	—	17,894	—	17,894
Tax benefit from stock options	—	—	6,082	—	—	—	6,082	—	6,082
Net earnings	—	—	—	—	113,426	—	113,426	—	113,426
Other comprehensive income:
Pension funded status adjustment (net of tax expense of $794)	—	—	—	—	—	1,967	1,967	—	1,967
Net unrealized gain (loss) on derivative instruments (net of tax expense of $5,251)	—	—	—	—	—	9,470	9,470	—	9,470
Foreign currency translation adjustment	—	—	—	—	—	36,539	36,539	335	36,874

Balance at March 31, 2011	$—	$518	$461,597	$(19,800)	$416,836	$115,180	$974,331	$4,662	$978,993
Stock-based compensation	—	—	11,585	—	—	—	11,585	—	11,585
Exercise of stock options	—	4	970	—	—	—	974	—	974
Tax benefit from stock options	—	—	1,772	—	—	—	1,772	—	1,772
Purchase of common stock	—	—	—	(58,383)	—	—	(58,383)	—	(58,383)
Purchase of noncontrolling interests	—	—	(1,000)	—	—	—	(1,000)	—	(1,000)
Noncontrolling interests attributable to the consolidation of fiscal 2012 acquisitions	—	—	—	—	—	—	—	4,020	4,020
Net earnings (excludes $170 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	144,003	—	144,003	134	144,137
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $1,841)	—	—	—	—	—	(5,470)	(5,470)	—	(5,470)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,909)	—	—	—	—	—	(3,261)	(3,261)	—	(3,261)
Foreign currency translation adjustment (excludes $36 related to redeemable noncontrolling interests)	—	—	—	—	—	(32,356)	(32,356)	(196)	(32,552)

Balance at March 31, 2012	$—	$522	$474,924	$(78,183)	$560,839	$74,093	$1,032,195	$8,620	$1,040,815
Stock-based compensation	—	—	14,737	—	—	—	14,737	—	14,737
Exercise of stock options	—	7	10,026	—	—	—	10,033	—	10,033
Tax benefit from stock options	—	—	1,351	—	—	—	1,351	—	1,351
Purchase of common stock	—	—	—	(22,593)	—	—	(22,593)	—	(22,593)
Purchase of noncontrolling interests	—	—	608	—	—	—	608	(2,739)	(2,131)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	613	613
Net earnings (excluding $1,429 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	166,508	—	166,508	(121)	166,387
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $1,195)	—	—	—	—	—	(4,187)	(4,187)	—	(4,187)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,134)	—	—	—	—	—	(2,007)	(2,007)	—	(2,007)
Foreign currency translation adjustment (excludes ($1,159) related to redeemable noncontrolling interests)	—	—	—	—	—	(27,244)	(27,244)	(491)	(27,735)

Balance at March 31, 2013	$—	$529	$501,646	$(100,776)	$727,347	$40,655	$1,169,401	$5,882	$1,175,283

See accompanying notes.

EnerSys

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal year ended March 31,
	2013	2012	2011
Cash flows from operating activities
Net earnings	$164,958	$143,967	$113,426
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,502	50,360	44,393
Write-off of assets related to restructuring activities	3,689	—	—
Derivatives not designated in hedging relationships:
Net (gains) losses	(2,496)	1,083	—
Cash settlements	(851)	(3,763)	—
Provision for doubtful accounts	998	1,395	1,513
Deferred income taxes	1,673	(3,227)	(3,064)
Non-cash interest expense	8,492	7,983	7,776
Stock-based compensation	14,737	11,585	9,056
Write-off of deferred financing fees	—	—	2,308
Loss (gain) on disposal of fixed assets	170	(432)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,421	7,106	(61,892)
Inventory	(921)	(19,655)	(67,250)
Prepaid and other current assets	(15,754)	8,834	(15,658)
Other assets	3,293	(955)	(2,552)
Accounts payable	5,370	(12,377)	42,422
Accrued expenses	2,997	13,505	(3,822)
Other liabilities	2,122	(1,213)	9,803

Net cash provided by operating activities	244,400	204,196	76,459

Cash flows from investing activities
Capital expenditures	(55,286)	(48,943)	(59,940)
Purchase of businesses, net of cash acquired	—	(23,553)	(32,200)
Proceeds from disposal of property, plant, and equipment	194	76	479

Net cash used in investing activities	(55,092)	(72,420)	(91,661)

Cash flows from financing activities
Net increase (decrease) in short-term debt	7,435	(462)	3,084
Proceeds from revolving credit borrowings	246,050	111,550	100,000
Repayment of revolving credit borrowings	(325,450)	(132,150)	—
Proceeds from long-term debt—other	5,556	—	6,112
Payments of long-term debt—other	(16,468)	(308)	(212,238)
Deferred financing fees incurred in connection with refinancing prior credit facility	—	—	(3,500)
Capital lease obligations and other	(358)	(1,375)	(111)
Net effect from exercising of stock options and vesting of equity awards	10,033	974	17,894
Excess tax benefits from exercise of stock options and vesting of equity awards	1,351	1,772	6,082
Purchase of treasury stock	(22,593)	(58,383)	—
Purchase of noncontrolling interests	(2,131)	(1,000)	—
Proceeds from noncontrolling interests	613	—	—

Net cash used in financing activities	(95,962)	(79,382)	(82,677)
Effect of exchange rate changes on cash and cash equivalents	(4,488)	(773)	5,706

Net increase (decrease) in cash and cash equivalents	88,858	51,621	(92,173)
Cash and cash equivalents at beginning of year	160,490	108,869	201,042

Cash and cash equivalents at end of year	$249,348	$160,490	$108,869

See accompanying notes.

EnerSys

Notes to Consolidated Financial Statements

March 31, 2013

(In Thousands, Except Share and Per Share Data)

1. Summary of Significant Accounting Policies

Description of Business

EnerSys (the “Company”) and its predecessor companies have been manufacturers of industrial batteries for over 100 years. EnerSys is a global leader in stored energy solutions for industrial applications. The Company manufactures markets and distributes industrial batteries and related products such as chargers, power equipment and battery accessories, and provides related after-market and customer-support services for industrial batteries.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are generally consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. All intercompany transactions and balances have been eliminated in consolidation.

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

Foreign Currency Translation

Results of foreign operations are translated into U.S. dollars using average exchange rates during the periods. The assets and liabilities are translated into U.S. dollars using exchange rates as of the balance sheet dates. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (“AOCI”) in EnerSys’ stockholders’ equity and noncontrolling interests.

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

Concentration of Credit Risk

Financial instruments that subject the Company to potential concentration of credit risk consist principally of short-term cash investments and trade accounts receivable. The Company invests its cash with various financial institutions and in various investment instruments limiting the amount of credit exposure to any one financial institution or entity. The Company has bank deposits that exceed federally insured limits. In addition, certain cash investments may be made in U.S. and foreign government bonds, or other highly rated investments guaranteed by the U.S. or foreign governments. Concentration of credit risk with respect to trade receivables is limited by a large, diversified customer base and its geographic dispersion. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, such as letters of credit, in certain circumstances.

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

Business Combinations

The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in the Company’s operating results from the dates of acquisition.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived trademarks are tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred. Goodwill is tested for impairment by determining the fair value of the Company’s reporting units. These estimated fair values are based on financial projections, certain cash flow measures, and market capitalization. The indefinite-lived trademarks are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value is recognized as impairment. Any impairment would be recognized in full in the reporting period in which it has been identified.

Finite-lived assets such as customer relationships, patents, and non-compete agreements are amortized over their estimated useful lives, generally over periods ranging from 3 to 20 years. The Company reviews the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

Derivative Financial Instruments

The Company utilizes derivative instruments to mitigate volatility related to interest rates, lead prices and foreign currency exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company recognizes derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair value of those instruments are reported in AOCI if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows on the lead and foreign currency forward contracts with the changes in the expected all-in cash outflow required for the lead and foreign currency purchases. This analysis is performed on the initial purchases quarterly that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value of effective hedges are deferred and reported in AOCI until the underlying transaction affects earnings.

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

Credit risk is the potential loss the Company may incur due to the counterparty’s non-performance. The Company is exposed to credit risk from interest rate, foreign currency and commodity derivatives with financial institutions. The Company has credit policies to manage their credit risk, including the use of an established credit approval process, monitoring of the counterparty positions and the use of master netting agreements.

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2013 and 2012.

The Company does not have any credit-related contingent features associated with its derivative instruments.

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

Lead contracts, foreign currency contracts and interest rate contracts generally use an income approach to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., London Interbank Offered Rate—“LIBOR”) and forward foreign currency exchange rates (e.g., GBP and euro) and commodity prices (e.g., London Metals Exchange), as well as inputs that may not be observable, such as credit valuation adjustments. When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2. Over-the-counter (OTC) contracts are valued using quotes obtained from an exchange, binding and non-binding broker quotes. Furthermore, the Company obtains independent quotes from the market to validate the forward price curves. OTC contracts include forwards, swaps and options. To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3. The Company did not have any Level 3 positions at March 31, 2013 or March 31, 2012. Additionally, Level 2 fair value measurements include adjustments for credit risk based on the Company’s own creditworthiness (for net liabilities) and its counterparties’ creditworthiness (for net assets). The Company assumes that observable market prices include sufficient adjustments for liquidity and modeling risks. The Company did not have any contracts that transferred between Level 2 and Level 3 as well as Level 1 and Level 2.

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

Retirement Plans

The Company accounts for retirement plans in accordance with FASB guidance on employers’ accounting for defined benefit pension plans, which requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, and to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the balance sheet date.

The Company uses certain assumptions in the calculation of the actuarial valuations of its defined benefit plans. These assumptions include discount rate, rates of increase in compensation levels and expected long-term rates of return of plan assets. If actual results are less favorable than those projected by the Company, additional expense may be required.

Stock-Based Compensation Plans

The Company measures the cost of employee services received in exchange for the award of an equity instrument based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period.

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

Stock Options

The fair value of the options granted is estimated at the date of grant using the Black-Scholes option-pricing model utilizing assumptions based on historical data and current market data. The assumptions include expected term of the options, risk-free interest rate, expected volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at the grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using historical volatility rates based on historical weekly price changes. The Company’s dividend yield is based on historical data. The Company recognizes compensation expense using the straight-line method over the vesting period of the options.

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2013, 2012 and 2011, the Company had outstanding stock options, restricted stock units, market share units and Convertible Notes, which could potentially dilute basic earnings per share in the future.

Segment Reporting

FASB guidance defines that a segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the chief operating decision maker to assess segment performance and to make decisions about a public entity’s allocation of resources. Based on this guidance, the Company reports its segment results based upon the three geographical regions of operations.

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA,

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zurich, Switzerland, and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” requiring entities to present net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminated the option to present components of other comprehensive income as part of the statement of shareholders’ equity. This guidance became effective for the Company in the first quarter of fiscal 2013 and did not have an impact on its financial statements other than the change in presentation.

In February 2013, the FASB finalized the disclosure requirements on how entities should present financial information about reclassification adjustments from accumulated other comprehensive income in ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross-reference to the related footnote for additional information. The disclosures required by this amendment are effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2012.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

In fiscal 2012, the Company completed the following four acquisitions with a combined net purchase price of $23,553, using cash on hand.

The Company obtained a controlling financial interest in Powertech Batteries (which is a part of Allied Electronics Corporation Limited (Altron)), in South Africa to produce and market batteries for industrial applications which would serve both reserve power and motive power customers across sub-Saharan Africa, including South Africa.

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

The Company also acquired Industrial Battery Holding S.A., the parent company of EnerSystem, a market leader in the South American motive power and reserve power battery markets, with headquarters in Buenos Aires, Argentina and with manufacturing plants in Argentina and Brazil as well as operations in Chile.

The Company finalized purchase accounting for these acquisitions in fiscal 2013. These adjustments in the aggregate were not significant to the financial statements.

The Company acquired intangible assets, in connection with each of the fiscal 2012 acquisitions, including trademarks, customer relationships, technology and goodwill. Trademarks were valued at $2,000, non-compete agreements at $500, customer relationships at $3,400 and technology at $4,265. Customer relationships, non-compete agreements and technology were assigned finite useful lives and amortization is recorded over the economic life of the intangibles. Goodwill relating to these acquisitions was recorded at $16,764.

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

These acquisitions and investments provide the Company with an expanded geographic presence and advanced technology products for use in high integrity applications in telecommunications, utilities, rail, material handling and mining, as well as other sectors.

3. Inventories

Net inventories consist of:

	March 31,
	2013	2012
Raw materials	$88,787	$100,538
Work-in-process	113,119	111,629
Finished goods	152,035	149,607

Total	$353,941	$361,774

Inventory reserves for obsolescence and other estimated losses, mainly relating to finished goods, were $17,372 and $14,831 at March 31, 2013 and 2012, respectively, and have been included in the net amounts shown above.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2013	2012
Land, buildings, and improvements	$206,610	$201,038
Machinery and equipment	528,546	511,599
Construction in progress	25,139	29,779

	760,295	742,416
Less accumulated depreciation	(410,169)	(389,201)

Total	$350,126	$353,215

Depreciation expense for the fiscal years ended March 31, 2013, 2012 and 2011 totaled $47,876, $48,532, and $43,517, respectively. Interest capitalized in connection with major construction projects amounted to $619, $797, and $1,292 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

5. Goodwill and Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2013			2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$86,298	$(953)	$85,345	$86,745	$(953)	$85,792
Finite-lived intangible assets:
Customer relationships	14,016	(3,994)	10,022	14,330	(2,839)	11,491
Non-compete	2,558	(1,524)	1,034	2,602	(1,224)	1,378
Patents	5,383	(1,237)	4,146	5,230	(615)	4,615
Trademarks	2,004	(727)	1,277	2,003	(643)	1,360
Licenses	2,527	(650)	1,877	2,640	(194)	2,446

Total	$112,786	$(9,085)	$103,701	$113,550	$(6,468)	$107,082

The Company’s amortization expense related to finite-lived intangible assets was $2,626, $1,828, and $876, for the years ended March 31, 2013, 2012 and 2011, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2013, is $2,160 in 2014, $2,045 in 2015, $2,013 in 2016, $1,799 in 2017 and $1,432 in 2018.

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Fiscal year ended March 31, 2013
	EMEA	Americas	Asia	Total
Balance at beginning of year	$173,442	$150,754	$28,541	$352,737
Adjustments related to the finalization of purchase accounting for fiscal 2012 acquisitions	155	230	(20)	365
Foreign currency translation adjustment	(6,889)	(953)	239	(7,603)

Balance at end of year	$166,708	$150,031	$28,760	$345,499

	Fiscal year ended March 31, 2012
	EMEA	Americas	Asia	Total
Balance at beginning of year	$177,881	$143,225	$22,560	$343,666
Goodwill acquired during the year	3,164	7,973	5,262	16,399
Adjustments related to the finalization of purchase accounting for fiscal 2011 acquisitions	374	5	—	379
Foreign currency translation adjustment	(7,977)	(449)	719	(7,707)

Balance at end of year	$173,442	$150,754	$28,541	$352,737

During fiscal 2013, the Company retroactively adjusted the fair value of the redeemable noncontrolling interests by approximately $5,676 relating to the Powertech Batteries and Energy Leader Batteries India Limited acquisitions and increased the corresponding goodwill associated with these transactions as of March 31, 2012. In addition, the Company adjusted nonredeemable noncontrolling interests by an amount of $4,106 to properly account for the redeemable noncontrolling interests.

The Company estimated tax-deductible goodwill to be approximately $10,444 and $12,745 as of March 31, 2013 and 2012, respectively.

6. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2013	2012
Prepaid non-income taxes	$27,525	$23,737
Prepaid income taxes	16,145	7,716
Non-trade receivables	6,096	8,247
Other	14,053	12,693

Total	$63,819	$52,393

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2013	2012
Payroll and benefits	$52,484	$55,595
Accrued selling expenses	28,896	26,269
Warranty	20,079	19,274
Income taxes payable	19,273	16,979
Freight	11,768	12,314
VAT and other non-income taxes	10,438	10,966
Deferred income	7,789	12,057
Lead forward contracts	2,832	—
Interest	2,171	2,040
Pension and social security	1,787	1,696
Restructuring	1,959	1,186
Interest rate swaps	654	3,628
Other	31,534	26,399

Total	$191,664	$188,403

8. Debt

Summary of Long-Term Debt

The following summarizes the Company’s long-term debt:

	March 31,
	2013	2012
3.375% Convertible Notes, net of discount, due 2038	$155,273	$148,272
2011 Credit Facility due 2016	—	79,400
China Term Loan due 2017	—	6,034
India Term Loan due 2017	—	5,383
Other	—	40

	155,273	239,129
Less current portion	—	2,540

Total long-term debt	$155,273	$236,589

2011 Senior Secured Revolving Credit Facility

On March 29, 2011, the Company entered into a $350,000 senior secured revolving credit facility (“2011 Credit Facility”). The 2011 Credit Facility matures on March 31, 2016. This facility includes an early termination provision under which the Company is required to meet a liquidity test in February 2015 related to its capacity to meet certain potential obligations related to the Convertible Notes in June 2015. Borrowings under the 2011 Credit Facility bear interest at a floating rate based, at the Company’s option, upon (i) LIBOR plus an applicable percentage (currently 1.25%), (ii) the greater of the Federal Funds rate plus 0.50% or the prime rate, or one-month LIBOR plus 1.0%, plus an applicable percentage (currently 0.25%). There are no prepayment penalties on loans under the 2011 Credit Facility. There was no balance outstanding as of March 31, 2013.

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

China Term Loan

During the fourth quarter of fiscal 2011, the Company completed the financing of the China Term Loan. This was a six-year term loan to provide a portion of the capital requirements for the Company’s operations in China. This term loan was paid in full during the fourth quarter of fiscal 2013.

India Term Loan

During the fourth quarter of fiscal 2012, the Company obtained a controlling financial interest in Energy Leader Batteries India Limited in India. The Company assumed the India Term Loan at the date of acquisition. The loan was paid in full during the third quarter of fiscal 2013 and was replaced with a short-term borrowing. The amount outstanding as of March 31, 2013, on the short-term borrowings was $15,077.

Senior Unsecured 3.375% Convertible Notes

On May 28, 2008, the Company completed a registered offering of $172,500 aggregate principal amount of senior unsecured 3.375% Convertible Notes Due 2038 (“Convertible Notes”) (see prospectus and supplemental indenture dated May 28, 2008). The Company received net proceeds of $168,200 after the deduction of commissions and offering expenses. The Company used all of the net proceeds to repay a portion of its then existing senior secured credit facility.

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

The Convertible Notes require the semi annual payment of interest in arrears on June 1 and December 1 of each year beginning December 1, 2008, at 3.375% per annum on the principal amount outstanding. The Convertible Notes will accrete principal beginning on June 1, 2015 and will bear contingent interest, if any, beginning with the six-month interest period commencing on June 1, 2015 under certain circumstances. The Convertible Notes will mature on June 1, 2038. Prior to maturity, the holders may convert their Convertible Notes into shares of the Company’s common stock at any time after March 1, 2015 or prior to that date under certain circumstances. When issued, the initial conversion rate was 24.6305 shares per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of $40.60 per share. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.

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

The Convertible Notes were issued in an offering registered under the Securities Act of 1933, as amended (“Securities Act”).

In accordance with FASB guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial settlement), the liability and equity components are separated in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest expense is recognized in subsequent periods.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of March 31, 2013 and 2012, respectively:

	March 31, 2013	March 31, 2012
Principal	$172,500	$172,500
Unamortized discount	(17,227)	(24,228)

Net carrying amount	$155,273	$148,272

Carrying amount of equity component	$29,850	$29,850

As of March 31, 2013, the remaining discount will be amortized over a period of 26 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is $40.60 per share and the number of shares on which the aggregate consideration to be delivered upon conversion is 4,248,761.

The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $7,001, $6,435 and $5,917, respectively, for the fiscal years ended March 31, 2013, 2012 and 2011.

As of March 31, 2013 and 2012, the Company had available and undrawn, under all its lines of credit, $469,123 and $377,230, respectively. Included in the March 31, 2013 and 2012 amounts are $120,373 and $95,340, respectively, of uncommitted lines of credit.

The Company paid $10,056, $8,933 and $16,101, net of interest received, for interest during the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

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

Short-Term Debt

As of March 31, 2013 and 2012, the Company had $22,702 and $16,042, respectively, of short-term borrowings from banks. The weighted-average interest rates on these borrowings were approximately 9% for each of the fiscal years ended March 31, 2013 and 2012.

Letters of Credit

As of March 31, 2013 and 2012, the Company had $11,854 and $9,108, respectively, of standby letters of credit outstanding under the 2011 Credit Facility and other credit arrangements.

Deferred Financing Fees

In fiscal 2011, in connection with the refinancing of the Company’s previous credit facility, the Company wrote off $2,308 of unamortized deferred financing fees associated with the previous Credit Facility, and incurred $3,500 in new deferred financing fees.

Deferred financing fees, net of accumulated amortization, totaled $3,355 and $4,634 as of March 31, 2013 and 2012, respectively. Amortization expense, relating to deferred financing fees, included in interest expense was $1,279, $1,278, and $1,861 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

9. Leases

The Company’s future minimum lease payments under capital and operating leases that have noncancelable terms in excess of one year as of March 31, 2013 are as follows:

	Capital Leases	Operating Leases
2014	$330	$19,433
2015	130	14,129
2016	48	10,312
2017	27	6,793
2018	14	4,714
Thereafter	—	8,606

Total minimum lease payments	549	$63,987

Amounts representing interest	34

Net minimum lease payments, including current portion of $311	$515

Rental expense was $33,090, $31,619, and $28,047 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. Amortization of capitalized leased assets is included in depreciation expense. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

10. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2013	2012
Pension and profit sharing obligation	$34,554	$30,752
Warranty	22,512	22,793
Long-term income taxes liabilities	17,165	13,520
Deferred income	6,285	6,094
Interest rate swap liabilities	—	244
Other	9,902	19,065

Total	$90,418	$92,468

11. Fair Value of Financial Instruments

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

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of March 31, 2013 and March 31, 2012 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(654)	$—	$(654)	$—
Lead forward contracts	(2,832)	—	(2,832)	—
Foreign currency forward contracts	(11)	—	(11)	—

Total derivatives	$(3,497)	$—	$(3,497)	$—

	Total Fair Value Measurement March 31, 2012	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(3,872)	$—	$(3,872)	$—
Lead forward contracts	(851)	—	(851)	—
Foreign currency forward contracts	782	—	782	—

Total derivatives	$(3,941)	$—	$(3,941)	$—

The fair values of interest rate swap agreements are based on observable prices as quoted for receiving the variable three-month LIBOR and paying fixed interest rates and, therefore, were classified as Level 2.

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2.

The fair values for foreign currency forward contracts are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

Financial Instruments

The fair values of the Company’s cash and cash equivalents accounts receivable and accounts payable approximate carrying value due to their short maturities.

The fair values of the Company’s 2011 Credit Facility, the China Term Loan, the India Term Loan and short-term debt approximate their carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates. The China Term Loan and the India Term Loan were repaid in full as of March 31, 2013.

The Convertible Notes, with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On March 31, 2013, the Company’s stock price closed at $45.58 per share. The Convertible Notes have a conversion option at $40.60 per share. The fair value of these notes represent the trading values based upon quoted market prices and are classified as Level 2. The Convertible Notes were trading at 126% of face value on March 31, 2013, and 116% of face value on March 31, 2012.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at March 31, 2013 and 2012 were as follows:

	March 31, 2013				March 31, 2012
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives(1)	$241		$241		$812		$812

Financial liabilities:
Convertible Notes	$155,273	(2)	$217,350	(3)	$148,272	(2)	$200,100	(3)
Derivatives(1)	3,738		3,738		4,753		4,753

(1)	Represents interest rate swap agreements, lead and foreign currency hedges (see Note 12 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at March 31, 2013 and March 31, 2012).
(2)	The carrying amounts of the Convertible Notes at March 31, 2013 and March 31, 2012 represent the $172,500 principal value, less the unamortized debt discount (see Note 8).
(3)	The fair value amounts of the Convertible Notes represent the trading values of the Convertible Notes with a principal value of $172,500 at March 31, 2013 and March 31, 2012.

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

Derivatives in Cash Flow Hedging Relationships

Lead Hedge Forward Contracts

The Company enters into lead hedge forward contracts to fix the price for a portion of lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at March 31, 2013 and 2012 were 56.3 million pounds and 60.0 million pounds, respectively.

Foreign Currency Forward Contracts

The Company purchases lead and other commodities in certain countries where the foreign currency exposure is different from the functional currency of that country. The Company uses foreign currency forward contracts to hedge a portion of the Company’s foreign currency exposures for lead as well as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2013 and 2012, the Company had entered into a total of $51,366 and $42,121, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $1,389 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Interest Rate Swap Agreements

As of March 31, 2013 and March 31, 2012, the Company maintained interest rate swap agreements that converted $65,000 and $85,000, respectively, of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. These agreements, which expired in May 2013, no longer qualified for hedge accounting at the end of fiscal 2011 as a result of the refinancing of the Company’s previous credit facility. The Company recorded expense relating to changes in the fair value of these agreements in the Consolidated Statements of Income, within other (income) expense, net of $101 and $977 during fiscal 2013 and 2012, respectively. In fiscal 2011, the changes in the fair value of these agreements were recorded in AOCI.

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2013 and 2012, the notional amount of these contracts was $21,749 and $11,410, respectively. The Company recorded (income) expense in the Consolidated Statements of Income within other (income) expense, net of ($2,597) and $106 during fiscal 2013 and 2012, respectively. There were no such contracts in fiscal 2011.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments

March 31, 2013 and 2012

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Prepaid and other current assets
Foreign currency forward contracts	$—	$670	$241	$112
Other assets
Lead hedge forward contracts	—	30	—	—

Total assets	$—	$700	$241	$112

Accrued expenses
Interest rate swap agreements	$—	$—	$654	$3,628
Lead hedge forward contracts	2,832	881	—	—
Foreign currency forward contracts	252	—	—	—
Other liabilities
Interest rate swap agreements	—	—	—	244

Total liabilities	$3,084	$881	$654	$3,872

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the fiscal year ended March 31, 2013

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge forward contracts	$1,623	Cost of goods sold	$3,309
Foreign currency forward contracts	248	Cost of goods sold	1,703

Total	$1,871		$5,012

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss)
Interest rate swap contracts	Other (income) expense, net	$(101)
Foreign currency forward contracts	Other (income) expense, net	2,597

Total		$2,496

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the fiscal year ended March 31, 2012

Derivatives Designated as Cash Flow Hedges	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge forward contracts	$(9,731)	Cost of goods sold	$(831)
Foreign currency forward contracts	(152)	Cost of goods sold	(3,882)

Total	$(9,883)		$(4,713)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss)
Interest rate swap contracts	Other (income) expense, net	$(977)
Foreign currency forward contracts	Other (income) expense, net	(106)

Total		$(1,083)

The Effect of Derivative Instruments on the Consolidated Statements of Income

For the fiscal year ended March 31, 2011

Derivatives in a Cash Flow Hedging Relationship	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Interest rate swap contracts	$(2,835)	Interest expense	$(6,698)
Lead hedge forward contracts	15,930	Cost of goods sold	6,417
Foreign currency forward contracts	(4,031)	Cost of goods sold	471

Total	$9,064		$190

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss)
Interest rate swap contracts	Charges related to refinancing	$(5,847)

13. Income Taxes

Income tax expense is composed of the following:

	Fiscal year ended March 31,
	2013	2012	2011
Current:
Federal	$38,480	$30,459	$24,232
State	5,684	3,778	2,736
Foreign	19,438	16,282	14,114

Total current	63,602	50,519	41,082
Deferred:
Federal	3,915	(1,609)	(1,358)
State	214	(962)	2,010
Foreign	(2,456)	(656)	(3,716)

Total deferred	1,673	(3,227)	(3,064)

Income tax expense	$65,275	$47,292	$38,018

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2013	2012	2011
United States	$107,191	$87,597	$57,710
Foreign	123,042	103,662	93,734

Earnings before income taxes	$230,233	$191,259	$151,444

Income taxes paid by the Company for the fiscal years ended March 31, 2013, 2012 and 2011 were $64,210, $38,482 and $41,800, respectively.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2013	2012
Deferred tax assets:
Accounts receivable	$660	$1,111
Inventories	4,345	6,707
Net operating loss carryforwards	67,834	71,773
Accrued expenses	32,773	26,997
Other assets	9,703	10,228

Gross deferred tax assets	115,315	116,816
Less valuation allowance	(54,542)	(56,359)

Total deferred tax assets	60,773	60,457
Deferred tax liabilities:
Property, plant and equipment	28,985	30,957
Other intangible assets	48,142	46,628
Convertible Notes	22,386	21,616
Other liabilities	865	2,400

Total deferred tax liabilities	100,378	101,601

Net deferred tax liabilities	$(39,605)	$(41,144)

The Company has approximately $3,213 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, that begin to expire in the year ending 2023. The Company has approximately $235,623 of net operating loss carryforwards at March 31, 2013 that relate to the Company’s foreign subsidiaries. Some of these net operating loss carryforwards have an unlimited life, while others expire at various times over the next 20 years. In addition, the Company also had approximately $35,751 of net operating loss carryforwards for state tax purposes that expire at various times over the next 20 years.

During the current fiscal year, the Company reversed a valuation allowance against certain federal net operating losses that were limited by Section 382. The amount of the valuation allowance reversal was $793. The Company has also recorded a valuation allowance for net deferred tax assets in certain foreign and state tax jurisdictions, primarily related to net operating loss carryforwards, due to the significant losses incurred in these tax jurisdictions. As of March 31, 2013 and 2012 the valuation allowance associated with certain foreign tax jurisdictions was $52,781 and $53,206, respectively. As of March 31, 2013 and 2012 the valuation allowance associated with the state tax jurisdictions was $1,761 and $2,360, respectively. During the fiscal years ended March 31, 2013 and 2012, the Company recorded tax benefits of $1,866 and $2,940, respectively, due to the utilization of net operating loss carryforwards in certain foreign subsidiaries.

A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31,
	2013	2012	2011
United States statutory income tax expense (at 35%)	$80,581	$66,962	$53,005
Increase (decrease) resulting from:
State income taxes, net of federal effect	3,742	1,592	3,035
Nondeductible expenses, domestic manufacturing deduction and other	7,664	1,587	(1,848)
Effect of foreign operations	(27,883)	(20,028)	(14,841)
Valuation allowance	1,171	(2,821)	(1,333)

Income tax expense	$65,275	$47,292	$38,018

The effective income tax rate was 28.4% in fiscal 2013, compared to 24.7% in fiscal 2012 and 25.1% in fiscal 2011.

At March 31, 2013, the Company has not recorded United States income or foreign withholding taxes on approximately $598,500 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts permanently invested overseas. It is not practical to calculate the income tax expense that would result upon repatriation of these earnings.

The Company recognizes and measures uncertain tax positions taken, or expected to be taken, in a tax return in accordance with FASB guidance on accounting for uncertainty in income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits under FASB guidance is as follows:

March 31, 2010	$10,750
Increases related to current year tax positions	2,896
Increases related to prior year tax positions	324
Increases related to prior year tax positions due to foreign currency translation	122
Decreases related to prior year tax position settled	(3,145)
Lapse of statute of limitations	(302)

March 31, 2011	10,645
Increases related to current year tax positions	5,032
Increases related to prior year tax positions	182
Decreases related to prior year tax positions due to foreign currency translation	(28)
Lapse of statute of limitations	(2,886)

March 31, 2012	12,945
Increases related to current year tax positions	6,296
Increases related to prior year tax positions	969
Increases related to prior year tax positions due to foreign currency translation	245
Lapse of statute of limitations	(3,970)

March 31, 2013	$16,485

All of the balance of unrecognized tax benefits at March 31, 2013 and 2012, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

The Company anticipates that it is reasonably possible that a portion of the March 31, 2013 balance of the unrecognized tax benefits could be recognized within the next twelve months due to the expiration of the relevant statutes of limitations. An estimate of the range of the adjustments cannot be made at this time.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2013 and 2012, the Company had an accrual of $680 and $575, respectively, for interest and penalties.

14. Retirement Plans

Defined Benefit Plans

The Company provides retirement benefits to substantially all eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2013, 2012 and 2011, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2013	2012	2011	2013	2012	2011
Service cost	$349	$285	$250	$679	$645	$603
Interest cost	649	668	646	2,377	2,504	2,503
Expected return on plan assets	(756)	(706)	(624)	(1,851)	(1,787)	(1,615)
Amortization and deferral	393	238	248	209	32	53

Net periodic benefit cost	$635	$485	$520	$1,414	$1,394	$1,544

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2013	2012	2013	2012
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$14,040	$11,903	$53,895	$48,881
Service cost	349	285	679	645
Interest cost	649	668	2,377	2,504
Benefits paid, inclusive of plan expenses	(664)	(615)	(1,667)	(1,709)
Plan settlements	—	—	—	(40)
Experience loss	1,537	1,799	7,099	5,442
Foreign currency translation adjustment	—	—	(2,507)	(1,828)

Benefit obligation at the end of the period	$15,911	$14,040	$59,876	$53,895

	United States Plans		International Plans
	March 31,		March 31,
	2013	2012	2013	2012
Change in plan assets
Fair value of plan assets at the beginning of the period	$9,192	$8,746	$26,942	$25,779
Actual return on plan assets	843	420	4,024	1,555
Employer contributions	963	641	1,639	1,505
Benefits paid, inclusive of plan expenses	(664)	(615)	(1,667)	(1,709)
Plan settlements	—	—	—	(40)
Foreign currency translation adjustment	—	—	(1,470)	(148)

Fair value of plan assets at the end of the period	$10,334	$9,192	$29,468	$26,942

Funded status deficit	$(5,577)	$(4,848)	$(30,408)	$(26,953)

	March 31,
	2013	2012
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$—	$260
Accrued expenses	(1,431)	(1,309)
Other liabilities	(34,554)	(30,752)

	$(35,985)	$(31,801)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2013, 2012 and 2011:

	Fiscal year ended March 31,
	2013	2012	2011
Amounts recorded in AOCI before taxes:
Prior service cost	$(816)	$(922)	$(1,054)
Net loss	(16,645)	(11,176)	(3,712)

Net amount recognized	$(17,461)	$(12,098)	$(4,766)

	Fiscal year ended March 31,
	2013	2012	2011
Changes in plan assets and benefit obligations:
New prior service cost	$—	$—	$905
Net loss (gain) arising during the year	6,376	7,757	(3,505)
Effect of exchange rates on amounts included in AOCI	(392)	(176)	151
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(79)	(83)	(62)
Amortization or settlement recognition of net loss	(523)	(187)	(250)

Total recognized in other comprehensive income	$5,382	$7,311	$(2,761)

The amounts included in AOCI as of March 31, 2013 that are expected to be recognized as components of net periodic pension cost during the fiscal year ended March 31, 2014 are as follows:

Net loss	$(866)
Prior service cost	(78)

Net amount expected to be recognized	$(944)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2013	2012	2013	2012
All defined benefit plans:
Accumulated benefit obligation	$15,911	$14,040	$56,135	$50,416
Unfunded defined benefit plans:
Projected benefit obligation	—	—	28,444	26,892
Accumulated benefit obligation	—	—	27,032	25,508
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$15,911	$14,040	$59,876	$28,003
Accumulated benefit obligation	15,911	14,040	56,135	26,445
Fair value of plan assets	10,334	9,192	29,468	789
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$15,911	$14,040	$29,571	$28,003
Accumulated benefit obligation	15,911	14,040	27,985	26,445
Fair value of plan assets	10,334	9,192	777	789

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the US and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2013	2012	2011	2013	2012	2011
Discount rate	4.8%	5.7%	6.0%	2.5-5.5%	4.0-5.5%	4.3-6.0%
Expected return on plan assets	8.0	8.0	8.0	5.5-7.0	5.5-7.0	5.5-7.0
Rate of compensation increase	N/A	N/A	N/A	2.0-4.0	2.0-4.0	2.0-3.5

Significant assumptions used to determine the projected benefit obligations for the US and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2013	2012	2013	2012
Discount rate	4.0%	4.8%	2.5-4.4%	2.5-5.5%
Expected return on plan assets	8.0	8.0	4.0-7.0	5.5-7.0
Rate of compensation increase	N/A	N/A	2.0-4.0	2.0-4.0

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

The following table represents our pension plan investments measured at fair value as of March 31, 2013 and 2012 and the basis for that measurement:

	March 31, 2013
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,454	$1,454	$—	$—	$—	$—	$—	$—
Equity securities
US(a)	5,346	5,346	—	—	2,856	2,856	—	—
International(b)	905	905	—	—	15,617	15,617	—	—
Fixed income(c)	2,629	2,629	—	—	10,995	10,995	—	—

Total	$10,334	$10,334	$—	$—	$29,468	$29,468	$—	$—

	March 31, 2012
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$868	$868	$—	$—	$—	$—	$—	$—
Equity securities
US(a)	5,067	5,067	—	—	2,742	2,742	—	—
International(b)	837	837	—	—	14,728	14,728	—	—
Fixed income(c)	2,420	2,420	—	—	9,472	9,472	—	—

Total	$9,192	$9,192	$—	$—	$26,942	$26,942	$—	$—

The fair values presented above were determined based on valuation techniques categorized as follows:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

(a)	US equities include companies that are well diversified by industry sector and equity style (i.e., growth and value strategies). Active and passive management strategies are employed. Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.

(b)	International equities are invested in companies that are traded on exchanges outside the U.S. and are well diversified by industry sector, country and equity style. Active and passive strategies are employed. The vast majority of the investments are made in companies in developed markets with a small percentage in emerging markets.

(c)	Fixed income consists primarily of investment grade bonds from diversified industries.

The Company expects to make cash contributions of approximately $2,226 to its pension plans in fiscal year 2014.

Estimated future benefit payments under the Company’s pension plans are as follows:

Pension Benefits
2014	$2,486
2015	2,253
2016	2,464
2017	2,888
2018	2,872
Years 2019-2023	17,519

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. Eligible employees can contribute a portion of their pre-tax and /or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and /or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2013, 2012 and 2011 were $5,191, $5,146 and $5,025, respectively.

15. Stockholders’ Equity and Noncontrolling Interests

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2013 and 2012, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following demonstrates the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2011, 2012 and 2013, respectively:

Shares outstanding as of March 31, 2010	48,581,832
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	1,452,521

Shares outstanding as of March 31, 2011	50,034,353
Purchase of treasury stock	(2,646,885)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	412,661

Shares outstanding as of March 31, 2012	47,800,129
Purchase of treasury stock	(683,192)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	723,267

Shares outstanding as of March 31, 2013	47,840,204

Treasury Stock

In fiscal 2013 and 2012, the Company purchased 683,192 shares of its common stock for $22,593 and 2,646,885 shares for $58,383, respectively. At March 31, 2013 and 2012, the Company held 5,130,077 and 4,446,885 shares as treasury stock.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
March 31, 2013
Pension funded status adjustment	$(8,982)	$(5,382)	$1,195	$(4,187)	$(13,169)
Net unrealized gain (loss) on derivative instruments	1,175	(3,141)	1,134	(2,007)	(832)
Foreign currency translation adjustment	81,900	(27,244)	—	(27,244)	54,656

Accumulated other comprehensive income	$74,093	$(35,767)	$2,329	$(33,438)	$40,655

March 31, 2012
Pension funded status adjustment	$(3,512)	$(7,311)	$1,841	$(5,470)	$(8,982)
Net unrealized gain (loss) on derivative instruments	4,436	(5,170)	1,909	(3,261)	1,175
Foreign currency translation adjustment	114,256	(32,356)	—	(32,356)	81,900

Accumulated other comprehensive income	$115,180	$(44,837)	$3,750	$(41,087)	$74,093

March 31, 2011
Pension funded status adjustment	$(5,479)	$2,761	$(794)	$1,967	$(3,512)
Net unrealized gain (loss) on derivative instruments	(5,034)	14,721	(5,251)	9,470	4,436
Foreign currency translation adjustment	77,717	36,539	—	36,539	114,256

Accumulated other comprehensive income	$67,204	$54,021	$(6,045)	$47,976	$115,180

Noncontrolling Interests

During fiscal 2013, the Company acquired the remaining 40% of noncontrolling interest of EAS Germany GmbH previously owned by GAIA Akkumulatorenwerke GmbH (“GAIA”), a wholly owned subsidiary of Lithium Technology Corporation (“LTC”) for $2,131. The noncontrolling interest related to the fiscal 2012 acquisition of EAS Germany GmbH.

Redeemable Noncontrolling Interests

During fiscal 2012, the Company acquired a controlling financial interest in Powertech Batteries and Energy Leader Batteries India Limited (Note 2). The minority partners of both Powertech Batteries and Energy Leader Batteries India Limited have options exercisable to require the redemption of the shares owned by them, which if exercised, would make the Company the sole owner of these entities. The noncontrolling interests in both of these entities are reported by the Company as redeemable noncontrolling interests and classified as mezzanine equity (temporary equity) on the Consolidated Balance Sheets. The redeemable noncontrolling interests are reported at their estimated redemption value.

The following demonstrates the change in redeemable noncontrolling interests during the fiscal years ended March 31, 2012 and 2013, respectively:

Balance as of March 31, 2011	$—
Redeemable noncontrolling interests recognized in acquisitions of Powertech Batteries and Energy Leader Batteries India Limited	9,916
Net losses attributable to redeemable noncontrolling interests	(170)
Foreign currency translation adjustment	36

Balance as of March 31, 2012	$9,782
Net losses attributable to redeemable noncontrolling interests	(1,429)
Loan to equity conversion by redeemable noncontrolling interests	3,901
Foreign currency translation adjustment	(1,159)

Balance as of March 31, 2013	$11,095

16. Stock-Based Compensation

As of March 31, 2013, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market share units and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2010 EIP. Shares subject to awards that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of an award shall not count against the limit described above.

As of March 31, 2013, 2,452,522 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

No non-qualified stock options were granted during the last three fiscal years. Options generally expire 10 years from the date of grant.

For fiscal 2013, 2012 and 2011, the Company recognized $97 ($69 net of taxes), $1,092 ($822 net of taxes) and $2,333 ($1,844 net of taxes), respectively, of stock-based compensation expense associated with stock option grants.

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2010	2,431,233	4.0	$17.69	$19,191
Exercised	(1,415,391)		15.34	18,482
Canceled	(155,063)		29.32	9

Options outstanding as of March 31, 2011	860,779	6.2	$19.52	$17,129
Exercised	(227,116)		15.82	3,691

Options outstanding as of March 31, 2012	633,663	6.1	$20.85	$8,879
Exercised	(555,677)		21.70	8,860

Options outstanding and exercisable as of March 31, 2013	77,986	2.5	$14.76	$2,404

The following table summarizes information regarding stock options outstanding, all of which are also exercisable, as of March 31, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$10.01-$15.00	65,954	2.1	$14.12
$15.01-$30.19	12,032	4.1	18.29

	77,986	2.5	$14.76

A summary of the status of the Company’s non-vested options as of March 31, 2013, and changes during fiscal 2013, is presented below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at March 31, 2012	110,037	$7.87
Vested	(110,037)	7.87

Nonvested at March 31, 2013	—	$—

Restricted Stock Units and Market Share Units

In fiscal 2013, the Company granted to non-employee directors 21,328 deferred restricted stock units at the fair value of $37.51 per restricted stock unit at the date of grant. In fiscal 2012, such grants amounted to 35,632 restricted stock units at the fair value of $22.45 per restricted stock unit at the date of grant. The fiscal 2012 and 2013 awards vested immediately upon the date of grant and the payment of shares of common stock under this grant are payable upon such director’s termination of service as a director. In fiscal 2011, the Company granted to non-employee directors 21,248 restricted stock units at the market price of $22.59 per restricted stock unit at the date of grant. These restricted stock units vested in thirteen months following the date of grant.

In fiscal 2013, 2012 and 2011, the Company granted 9,412, 9,340 and 2,792 restricted stock units, respectively, at various fair values, under deferred compensation plans.

In fiscal 2013, the Company granted to management and other key employees 199,139 restricted stock units at the fair value of $31.76 per restricted stock unit and 303,942 market share units at a weighted average fair value of $41.36 per market share unit at the date of grant. The fair value of the market share units granted in fiscal 2013 was estimated at the date of grant using a binomial lattice model with the following assumptions: a risk-free interest rate of 0.37%, dividend yield of zero, time to maturity of 3 years and expected volatility of 39.08%.

In fiscal 2012, the Company granted to management and other key employees 95,026 restricted stock units at the fair value of $35.79 per restricted stock unit at the date of grant and 224,397 market share units at the fair value of $48.36 per market share unit at the date of grant. The fair value of the market share units granted in fiscal 2012 was estimated at the date of grant using a binomial lattice model with the following assumptions: a risk-free interest rate of 0.93%, dividend yield of zero, time to maturity of 3 years and expected volatility of 45.5%.

In fiscal 2011, the Company granted to management and other key employees 291,701 restricted stock units at the fair value of $25.67 per restricted stock unit at the date of grant and 124,091 market share units at the fair value of $34.45 per market share unit at the date of grant. The fair value of the market share units granted in fiscal 2011was estimated at the date of grant using a binomial lattice model with the following assumptions: a risk-free interest rate of 1.30%, dividend yield of zero, time to maturity of 3 years and expected volatility of 43.0%.

A summary of the changes in restricted stock units and market share units awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2013 is presented below:

	Restricted Stock Units (RSU)		Market Share Units (MSU)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of MSU	Weighted- Average Grant Date Fair Value
Non-vested awards as of March 31, 2012	617,240	$24.61	346,563	$43.38
Granted	229,879	31.23	303,942	41.36
Vested	(238,320)	23.99	—	—
Canceled	(6,693)	32.01	(20,466)	46.77

Non-vested awards as of March 31, 2013	602,106	$27.30	630,039	$42.29

The Company recognized stock-based compensation expense relating to restricted stock units and market share units of approximately $14,640, with a related tax benefit of $4,105 for fiscal 2013, $10,493, with a related tax benefit of $2,599 for fiscal 2012 and $6,723, with a related tax benefit of $1,659 for fiscal 2011.

All Award Plans

As of March 31, 2013, unrecognized compensation expense associated with the non-vested incentive awards outstanding was $22,941 and is expected to be recognized over a weighted-average period of nineteen months.

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	March 31,
	2013	2012	2011
Net earnings attributable to EnerSys stockholders	$166,508	$144,003	$113,426

Weighted-average number of common shares outstanding:
Basic	48,022,005	48,748,205	49,376,132
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	593,422	467,830	668,114
Convertible Notes	20,022	—	—

Diluted weighted-average number of common shares outstanding	48,635,449	49,216,035	50,044,246

Basic earnings per common share attributable to EnerSys stockholders	$3.47	$2.95	$2.30

Diluted earnings per common share attributable to EnerSys stockholders	$3.42	$2.93	$2.27

Anti-dilutive equity awards not included in diluted weighted-average common shares	—	221,097	—

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $172,500 Convertible Notes which the Company issued in May 2008, is approximately 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. During the fourth quarter of fiscal 2013, the average price of our common stock at $41.38 per share exceeded the conversion price of $40.60 per share on the Convertible Notes. 20,022 shares relating to the conversion premium ($41.38-$40.60) on the Convertible Notes were included in the diluted earnings per share using the treasury stock method. No contingent shares were included in diluted shares outstanding during fiscal 2012 and 2011 as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive. See Note 8 for more details on the Convertible Notes and their redemption.

18. Commitments, Contingencies and Litigation

Litigation and Other Legal Matters

The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial condition, results of operations, or cash flows.

In fiscal 2009, the Court of Commerce in Lyon, France ruled that the Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. The Company’s portion of damages was assessed at €2,700 or $4,200 which was duly recorded and paid by the Company, but the ruling was appealed. In a subsequent ruling by the Court of Appeal of Lyon, France, the portion of damages was reduced, entitling the Company to a refund of the monies paid of €671 or $900 which has been recorded and collected in the second quarter of fiscal 2012. The Company further appealed the ruling to the French Supreme Court, which on March 14, 2012, ruled in the Company’s favor and ordered the case back to the Court of Appeal of Lyon to further review certain aspects of the original decision in the case, including the assessment of damages. The Court of Appeal of Lyon heard arguments on April 9, 2013 and a ruling is expected in the second quarter of fiscal 2014.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and is separate from the Company’s current metal fabrication facility in Sumter. The Company has established a reserve for this facility. As of March 31, 2013 and 2012, the reserves related to this facility totaled $2,915 and $2,995, respectively. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.

Collective Bargaining

At March 31, 2013, the Company had approximately 9,000 employees. Of these employees, approximately 35% were covered by collective bargaining agreements. The average term of these agreements is two years, with the longest term being four years. Approximately 33% of these agreements expire over the next twelve months.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at March 31, 2013 and 2012, the Company hedged the price to purchase approximately 56.3 million pounds and 60.0 million pounds of lead, respectively, for a total purchase price of $56,601 and $56,610, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, the Company has currency exposures from intercompany and third-party trade transactions. To hedge these exposures, the Company has entered into a total of $73,115 and $53,531, of foreign currency forward contracts with financial institutions as of March 31, 2013 and 2012, respectively.

Interest Rate Swap Agreements

The Company is exposed to changes in variable U.S. interest rates on borrowings under its credit agreements. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. At March 31, 2013 and 2012, such agreements, which expired in May 2013, converted $65,000 and $85,000, respectively, of variable-rate debt to a fixed-rate basis utilizing the three-month LIBOR as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

19. Restructuring Plans

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

A roll-forward of the acquisition related restructuring reserve is as follows:

	Employee Severance	Plant Closure and Other	Total
Balance at March 31, 2010	$1,292	$—	$1,292
Accrued	108	2,438	2,546
Costs incurred	(1,107)	(2,313)	(3,420)
Foreign currency impact and other	(36)	21	(15)

Balance at March 31, 2011	257	146	403
Accrued	81	630	711
Costs incurred	(338)	(776)	(1,114)
Foreign currency impact and other	—	—	—

Balance at March 31, 2012	$—	$—	$—

Non-acquisition related restructuring plans

In February and May 2009, the Company announced a plan to restructure certain of its EMEA and American operations, which resulted in a reduction of approximately 470 employees upon completion across its operations. These actions were primarily in EMEA and included charges for employee-related severance payments and asset impairments, the most significant of which was the closure of its leased Italian manufacturing facility and the opening of a new Italian distribution center. The Company recorded restructuring charges of $31,753 in fiscal 2009 through fiscal 2012. This plan has been completed as of March 31, 2012.

During fiscal 2011, the Company announced a restructuring of its EMEA operations, which resulted in a reduction of approximately 60 employees upon completion across its operations. The Company recorded restructuring charges of $5,178 in fiscal 2011 through 2012, with no additional charges in fiscal 2013. These charges were primarily from cash expenses for employee severance-related payments. The Company incurred $4,579 of costs against the accrual during fiscal 2011 through 2012, with an additional $556 of costs incurred during fiscal 2013. This plan has been completed as of March 31, 2013.

During fiscal 2012, the Company announced restructuring plans related to its operations in EMEA, primarily consisting of the transfer of manufacturing of select products between certain of its manufacturing operations and restructuring of its selling, general and administrative operations, which is expected to result in the reduction of approximately 85 employees upon completion. The Company estimates that the total charges for these actions will amount to approximately $3,600, primarily from cash expenses for employee severance-related payments. The Company recorded restructuring charges of $3,070 in fiscal 2012 with an additional $475 of charges in fiscal 2013. The Company incurred $2,433 of costs against the accrual during fiscal 2012, with an additional $913 of costs incurred in fiscal 2013. As of March 31, 2013, the reserve balance associated with these actions is $185. The Company does not expect to be committed to significant additional restructuring charges in fiscal 2014 related to these actions and expects to complete the program during fiscal 2014.

During fiscal 2013, the Company announced further restructurings related to improving the efficiency of its manufacturing operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $8,100, primarily from cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately 130 employees upon completion. During fiscal 2013, the Company recorded restructuring charges of $3,998, consisting of non-cash charges of $1,399 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $2,599. During fiscal 2013, the Company incurred $952 of costs against the accrual. As of March 31, 2013, the reserve balance associated with these actions is $1,594. The Company expects to be committed to an additional $3,000 of restructuring charges related to these actions during fiscal 2014, and expects to complete the program during fiscal 2015.

During fiscal 2013, the Company announced a restructuring related to the closure of its manufacturing facility located in Chaoan, People’s Republic of China, in which the Company will transfer the manufacturing at that location to its other facilities in the People’s Republic of China, to improve operational efficiencies. The Company estimates that the total charges related to this action will amount to approximately $3,400. During fiscal 2013, the Company recorded restructuring charges of $2,691, consisting of non-cash charges of $2,290 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $401. During fiscal 2013, the Company incurred $221 in costs against the accrual. As of March 31, 2013, the reserve balance associated with this action is $180. The Company expects to be committed to an additional $700 of restructuring charges related to these actions. The Company expects to complete the restructuring during fiscal 2014.

A roll-forward of the non-acquisition related restructuring reserve is as follows:

	Employee Severance	Plant Closure and Other	Total
Balance at March 31, 2010	$7,482	$—	$7,482
Accrued	4,267	—	4,267
Costs incurred	(6,945)	—	(6,945)
Foreign currency impact and other	116	—	116

Balance at March 31, 2011	$4,920	$—	$4,920
Accrual adjustment	(681)	—	(681)
Accrued	4,958	—	4,958
Costs incurred	(7,966)	—	(7,966)
Foreign currency impact and other	(45)	—	(45)

Balance at March 31, 2012	$1,186	$—	$1,186
Accrued	3,093	382	3,475
Costs incurred	(2,485)	(157)	(2,642)
Foreign currency impact and other	(56)	(4)	(60)

Balance at March 31, 2013	$1,738	$221	$1,959

20. Warranty

The Company provides for estimated product warranty expenses when the related products are sold and are included within accrued expenses and other liabilities. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, costs may differ from amounts provided. An analysis of changes in the liability for product warranties is as follows:

Balance at March 31, 2010	$31,739
Current year provisions	20,565
Costs incurred	(17,499)
Foreign exchange and other	1,201

Balance at March 31, 2011	36,006
Current year provisions	26,841
Costs incurred	(20,185)
Foreign exchange and other	(595)

Balance at March 31, 2012	42,067
Current year provisions	19,724
Costs incurred	(20,945)
Foreign exchange and other	1,745

Balance at March 31, 2013	$42,591

21. Other (Income) Expense, Net and Charges Related to Refinancing

Other (income) expense, net consists of the following:

	Fiscal Years Ended March 31,
	2013	2012	2011
Foreign exchange transaction losses	$1,887	$1,483	$732
Insurance recoveries	(1,800)	—	—
Secondary offering fees	—	—	615
Other	829	1,585	830

Total	$916	$3,068	$2,177

Charges related to refinancing:

	Fiscal Years Ended March 31,
	2013	2012	2011
Charges related to refinancing	$—	$—	$8,155

In fiscal 2011, the Company incurred charges of $8,155 in connection with the refinancing of the Company’s previous credit facility. These charges included $2,308 in write-offs of deferred financing fees and $5,847 of losses from discontinuing hedge accounting for the interest rate swap agreements.

22. Operations by Industry Segment and Geographic Area

Summarized financial information related to the Company’s reportable segments at March 31, 2013, 2012 and 2011 and for each of the fiscal years then ended is shown below.

	Fiscal Years Ended March 31,
	2013	2012	2011
Net sales by segment to unaffiliated customers
EMEA	$926,165	$995,431	$890,313
Americas	1,126,904	1,082,747	896,629
Asia	224,490	205,191	177,520

Total net sales	$2,277,559	$2,283,369	$1,964,462

Net sales by product line
Reserve power	$1,118,965	$1,092,734	$970,480
Motive power	1,158,594	1,190,635	993,982

Total net sales	$2,277,559	$2,283,369	$1,964,462

Intersegment sales
EMEA	$76,947	$75,652	$55,586
Americas	36,854	38,115	42,141
Asia	31,246	21,182	21,349

Total intersegment sales(1)	$145,047	$134,949	$119,076

Operating earnings
EMEA	$64,032	$63,872	$55,643
Americas	171,854	138,894	124,515
Asia	21,146	12,133	10,469
Restructuring charges—EMEA	(4,473)	(4,988)	(6,813)
Restructuring charges—Asia	(2,691)	—	—
Legal proceedings settlement income—EMEA	—	900	—

Total operating earnings(2)	$249,868	$210,811	$183,814

Property, plant and equipment, net
EMEA	$152,577	$161,854	$169,056
Americas	152,678	144,701	142,263
Asia	44,871	46,660	33,066

Total	$350,126	$353,215	$344,385

Capital Expenditures
EMEA	$20,761	$21,631	$22,034
Americas	29,566	20,862	22,368
Asia	4,959	6,450	15,538

Total	$55,286	$48,943	$59,940

Depreciation and Amortization
EMEA	$22,255	$25,451	$21,564
Americas	23,073	21,466	19,842
Asia	5,174	3,443	2,987

Total	$50,502	$50,360	$44,393

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.
(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 43.0%, 42.6% and 41.3% for fiscal years ended March 31, 2013, 2012 and 2011, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2013 and 2012, were $127,191 and $119,242, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and therefore was deemed not material for separate disclosure.

23. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2013 ended on July 1, 2012, September 30, 2012, December 30, 2012, and March 31, 2013, respectively. The four quarters in fiscal 2012 ended on July 3, 2011, October 2, 2011, January 1, 2012, and March 31, 2012, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2013
Net sales	$593,910	$554,212	$557,320	$572,117	$2,277,559
Gross profit	148,306	138,339	143,698	139,013	569,356
Operating earnings(1)	70,255	62,885	59,737	56,991	249,868
Net earnings	45,564	43,011	38,677	37,706	164,958
Net earnings attributable to EnerSys stockholders	45,804	43,790	39,184	37,730	166,508
Net earnings per common share attributable to EnerSys stockholders—basic	$0.96	$0.91	$0.81	$0.79	$3.47
Net earnings per common share attributable to EnerSys stockholders—diluted	$0.95	$0.90	$0.80	$0.77	$3.42
Fiscal year ended March 31, 2012
Net sales	$569,229	$547,140	$574,246	$592,754	$2,283,369
Gross profit	121,971	114,395	130,876	145,463	512,705
Operating earnings(2)	48,715	42,440	53,777	65,879	210,811
Net earnings	33,496	28,289	36,859	45,323	143,967
Net earnings attributable to EnerSys stockholders	33,496	28,289	36,859	45,359	144,003
Net earnings per common share attributable to EnerSys stockholders—basic	$0.67	$0.57	$0.77	$0.95	$2.95
Net earnings per common share attributable to EnerSys stockholders—diluted	$0.66	$0.57	$0.77	$0.94	$2.93

(1)	Included in Operating earnings were restructuring charges of $370, $1,295, $3,776 and $1,723 for the first, second, third and fourth quarters of fiscal 2013, respectively.
(2)	Included in Operating earnings were restructuring charges of $410, $902, $1,440 and $2,236 for the first, second, third and fourth quarters of fiscal 2012, respectively. Operating earnings also included a legal proceedings settlement income of $900, in the second quarter of fiscal 2012.

24. Subsequent Events

On May 28, 2013, the Company announced the payment of a quarterly cash dividend of $0.125 per share of common stock to be paid on June 28, 2013, to stockholders of record as of June 14, 2013.

SCHEDULE II

EnerSys

Valuation and Qualifying Accounts

(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Purchase accounting adjustments	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2011	$9,879	$1,513	$(1,673)	$—	$828	$10,547
Fiscal year ended March 31, 2012	10,547	1,395	(2,012)	—	92	10,022
Fiscal year ended March 31, 2013	10,022	998	(1,568)	—	(160)	9,292

Allowance for inventory valuation:
Fiscal year ended March 31, 2011	$11,678	$8,329	$(5,361)	$—	$406	$15,052
Fiscal year ended March 31, 2012	15,052	7,659	(7,657)	—	(223)	14,831
Fiscal year ended March 31, 2013	14,831	7,337	(4,584)	—	(212)	17,372

Deferred tax asset—valuation allowance:
Fiscal year ended March 31, 2011	$58,382	$825	$(2,444)	$5,340	$1,514	$63,617
Fiscal year ended March 31, 2012	63,617	2,457	(7,528)	1,124	(3,311)	56,359
Fiscal year ended March 31, 2013	56,359	3,829	(3,259)	—	(2,387)	54,542

(1)	Primarily the impact of currency changes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting.”

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes substantially all of our businesses. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

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

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance—Compensation Committee” and “Executive Compensation” of the Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement to be filed no later than 120 days after the fiscal year end.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,940,170	(1)	$14.76	(2)	2,452,522
Equity compensation plans not approved by security holders	—		—		—

Total	1,940,170		$14.76		2,452,522

(1)	Assumes a 200% payout of market share units.
(2)	Awards of restricted stock units, market share units and deferred stock units and stock units held in both the EnerSys Voluntary Deferred Compensation Plan for Non-Employee Directors and the EnerSys Voluntary Deferred Compensation Plan for Executives were not included in calculating the weighted-average exercise price as they will be settled in shares of common stock for no consideration.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance,” and “Certain Relationships and Related Transactions” of the Proxy Statement to be filed no later than 120 days after the fiscal year end.

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

(b) The following documents are filed herewith as exhibits:

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

4.2	First Supplemental Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

10.1	Credit Agreement, dated as of June 27, 2008, among EnerSys, Bank of America, N.A., as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, Goldman Sachs Credit Partners L.P., RZB Finance LLC and PNC Bank, National Association, as Co-Documentation Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 30, 2008).

10.2	Credit Agreement, dated as of March 29, 2011, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on March 29, 2011).

10.3	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.4	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on January 16, 2007).

Exhibit Number	Description of Exhibit
10.5	Waiver and Amendment Agreement to Euro 25,000,000 Credit Agreement, among EnerSys Holdings (Luxembourg) S.a.r.l., EnerSys, EnerSys Capital, Inc. and Intesa Sanpaolo S.p.A., as Facility Agent and lender (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 19, 2008).

10.6	Amendment and Supplemental Facility Agreement to the Company’s Euro 25 Million Credit Facility Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on February 4, 2009).

10.7	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.9	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.10	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.11	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.12	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.13	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.14	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.16	Employment Agreement, dated as of July 1, 2007 between EH Europe GmbH and Raymond R. Kubis (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2007).

10.17	Severance Agreement, dated as of May 26, 2011 between EnerSys and Michael J. Schmidtlein (incorporated by reference to Exhibit 10.17 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 25, 2012).

Exhibit Number	Description of Exhibit
10.18	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.20	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.21	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.22	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.23	Form of 2010 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 16, 2010).

10.24	EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.25	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.26	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.27	Form of Stock Option Agreement (four-year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.28	Form of Stock Option Agreement (three-year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.29	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.30	Form of Restricted Stock Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.31	Form of Restricted Stock Unit Agreement – Employees – 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.32	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.33	Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.34	Form of Restricted Stock Unit Agreement – Employees and Senior Executives – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

Exhibit Number	Description of Exhibit

10.35	Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.36	Form of Deferred Stock Unit Agreement – Non-Employee Directors – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.37	Form of Severance Agreement (filed herewith).

10.38	Form of Stock Option Agreement (six-month vesting) (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.39	Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (filed herewith).

10.40	Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (filed herewith).

10.41	Severance Agreement and Release dated April 1, 2013, between EnerSys and Raymond R. Kubis (filed herewith).

10.42	Consulting Agreement, dated April 1, 2013, between NKF Investments, LLC and EnerSys Delaware Inc. (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with FASB guidance for calculating earnings per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ JOHN D. CRAIG
Date: May 28, 2013		John D. Craig Chairman, President and Chief Executive Officer

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

Name	Title	Date

/s/ JOHN D. CRAIG John D. Craig	Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2013

/s/ MICHAEL J. SCHMIDTLEIN Michael J. Schmidtlein	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	May 28, 2013

/s/ KERRY M. KANE Kerry M. Kane	Vice President and Corporate Controller (Principal Accounting Officer)	May 28, 2013

/s/ HWAN-YOON F. CHUNG Hwan-yoon F. Chung	Director	May 28, 2013

/S/ SEIFI GHASEMI Seifi Ghasemi	Director	May 28, 2013

/s/ HOWARD I. HOFFEN Howard I. Hoffen	Director	May 28, 2013

/s/ ARTHUR T. KATSAROS Arthur T. Katsaros	Director	May 28, 2013

Name	Title	Date

/s/ JOHN F. LEHMAN John F. Lehman	Director	May 28, 2013

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED) General Robert Magnus, USMC (Retired)	Director	May 28, 2013

/s/ DENNIS S. MARLO Dennis S. Marlo	Director	May 28, 2013

/s/ JOSEPH C. MUSCARI Joseph C. Muscari	Director	May 28, 2013

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

4.1	Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

4.2	First Supplemental Indenture, dated as of May 28, 2008, between EnerSys and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 28, 2008).

10.1	Credit Agreement, dated as of June 27, 2008, among EnerSys, Bank of America, N.A., as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, Goldman Sachs Credit Partners L.P., RZB Finance LLC and PNC Bank, National Association, as Co-Documentation Agent, and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 30, 2008).

10.2	Credit Agreement, dated as of March 29, 2011, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers and the various lending institutions party thereto (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on March 29, 2011).

10.3	Euro Credit Agreement, dated June 15, 2005, among EnerSys S.p.A., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.4	Amendment to Euro 25,000,000 Credit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on January 16, 2007).

10.5	Waiver and Amendment Agreement to Euro 25,000,000 Credit Agreement, among EnerSys Holdings (Luxembourg) S.a.r.l., EnerSys, EnerSys Capital, Inc. and Intesa Sanpaolo S.p.A., as Facility Agent and lender (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 19, 2008).

10.6	Amendment and Supplemental Facility Agreement to the Company’s Euro 25 Million Credit Facility Agreement, dated October 16, 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on February 4, 2009).

10.7	Pledge Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.8	Security Agreement, dated March 17, 2004, among EnerSys, various subsidiaries of EnerSys and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

Exhibit Number	Description of Exhibit

10.9	Subsidiaries Guaranty, dated March 17, 2004, among various subsidiaries of EnerSys, in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.10	Pledge over the Participation in EnerSys S.p.A., dated June 15, 2005, among EnerSys Holdings (Luxembourg) S.à r.l., Banca Intesa S.p.A., Sanpaolo IMI S.p.A., et al. (incorporated by reference to Exhibit 10.3 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.11	Guaranty, dated June 15, 2005, of EnerSys Capital Inc. in favor of Sanpaolo IMI S.p.A. (incorporated by reference to Exhibit 10.4 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on June 20, 2005).

10.12	Stock Subscription Agreement, dated March 22, 2002, among EnerSys Holdings Inc., Morgan Stanley Dean Witter Capital Partners IV, L.P., Morgan Stanley Dean Witter Capital Investors IV, L.P., MSDW IV 892 Investors, L.P., Morgan Stanley Global Emerging Markets Private Investment Fund, L.P. and Morgan Stanley Global Emerging Markets Private Investors, L.P. (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.13	Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.14	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and John D. Craig and letter of amendment thereto (incorporated by reference to Exhibit 10.2 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.15	Employment Agreement, dated November 9, 2000, between Yuasa, Inc. and Richard W. Zuidema and letter of amendment thereto (incorporated by reference to Exhibit 10.6 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on May 17, 2004).

10.16	Employment Agreement, dated as of July 1, 2007 between EH Europe GmbH and Raymond R. Kubis (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2007).

10.17	Severance Agreement, dated as of May 26, 2011 between EnerSys and Michael J. Schmidtlein (incorporated by reference to Exhibit 10.17 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 25, 2012).

10.18	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.20	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.21	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

Exhibit Number	Description of Exhibit

10.22	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.23	Form of 2010 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 16, 2010).

10.24	EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.25	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.26	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.27	Form of Stock Option Agreement (four-year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.28	Form of Stock Option Agreement (three-year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.29	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.30	Form of Restricted Stock Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.31	Form of Restricted Stock Unit Agreement – Employees – 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.32	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.33	Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.34	Form of Restricted Stock Unit Agreement – Employees and Senior Executives – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.35	Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.36	Form of Deferred Stock Unit Agreement – Non-Employee Directors – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.37	Form of Severance Agreement (filed herewith).

10.38	Form of Stock Option Agreement (six-month vesting) (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.39	Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (filed herewith).

Exhibit Number	Description of Exhibit

10.40	Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (filed herewith).

10.41	Severance Agreement and Release, dated April 1, 2013, between EnerSys and Raymond R. Kubis (filed herewith).

10.42	Consulting Agreement, dated April 1, 2013, between NKF Investments, LLC and EnerSys Delaware Inc. (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K in accordance with FASB guidance for calculating earnings per share.