Form 10-Q
period 2013-06-30
EnerSys
filed 2013-08-07
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Common Stock outstanding at July 31, 2013: 47,609,323 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 30, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$240,058	$249,348
Accounts receivable, net of allowance for doubtful accounts: June 30, 2013 - $8,787; March 31, 2013 - $9,292	467,625	448,068
Inventories, net	332,917	353,941
Deferred taxes	38,250	37,786
Prepaid and other current assets	64,803	63,819
Total current assets	1,143,653	1,152,962
Property, plant, and equipment, net	348,842	350,126
Goodwill	344,701	345,499
Other intangible assets, net	102,657	103,701
Other assets	34,672	35,579
Total assets	$1,974,525	$1,987,867
Liabilities and Equity
Current liabilities:
Short-term debt	$20,687	$22,702
Current portion of long-term debt and capital lease obligations	274	311
Accounts payable	241,220	249,359
Accrued expenses	181,471	195,187
Total current liabilities	443,652	467,559
Long-term debt and capital lease obligations	157,277	155,476
Deferred taxes	87,770	88,036
Other liabilities	90,674	90,418
Total liabilities	779,373	801,489
Commitments and contingencies	—	—
Redeemable noncontrolling interests	9,838	11,095
Equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 53,256,758 shares issued and 47,685,093 outstanding at June 30, 2013; 52,970,281 shares issued and 47,840,204 shares outstanding at March 31, 2013	532	529
Additional paid-in capital	501,328	501,646
Treasury stock, at cost, 5,571,665 shares held as of June 30, 2013; 5,130,077 shares held as of March 31, 2013	(122,769)	(100,776)
Retained earnings	762,080	727,347
Accumulated other comprehensive income	38,235	40,655
Total EnerSys stockholders’ equity	1,179,406	1,169,401
Nonredeemable noncontrolling interests	5,908	5,882
Total equity	1,185,314	1,175,283
Total liabilities and equity	$1,974,525	$1,987,867
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	June 30, 2013	July 1, 2012
Net sales	$597,297	$593,910
Cost of goods sold	457,158	445,604
Gross profit	140,139	148,306
Operating expenses	77,110	77,681
Restructuring charges	421	370
Operating earnings	62,608	70,255
Interest expense	4,271	4,732
Other (income) expense, net	2,358	1,250
Earnings before income taxes	55,979	64,273
Income tax expense	15,562	18,709
Net earnings	40,417	45,564
Net losses attributable to noncontrolling interests	(430)	(240)
Net earnings attributable to EnerSys stockholders	$40,847	$45,804
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.85	$0.96
Diluted	$0.83	$0.95
Dividends per common share	$0.125	$—
Weighted-average number of common shares outstanding:
Basic	47,868,982	47,901,203
Diluted	49,304,944	48,426,991
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	June 30, 2013	July 1, 2012
Net earnings	$40,417	$45,564
Other comprehensive loss:
Net unrealized loss on derivative instruments, net of tax	(1,488)	(5,346)
Pension funded status adjustment, net of tax	201	215
Foreign currency translation adjustment	(1,934)	(31,975)
Total other comprehensive loss, net of tax	(3,221)	(37,106)
Total comprehensive income	37,196	8,458
Comprehensive loss attributable to noncontrolling interests	(1,231)	(764)
Comprehensive income attributable to EnerSys stockholders	$38,427	$9,222
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities
Net earnings	$40,417	$45,564
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,607	12,450
Derivatives not designated in hedging relationships:
Net losses	226	129
Cash settlements	(208)	(730)
Provision for doubtful accounts	(217)	(131)
Deferred income taxes	153	(707)
Non-cash interest expense	2,235	2,139
Stock-based compensation	3,023	3,373
Gain on disposal of property, plant, and equipment	(328)	(108)
Changes in assets and liabilities:
Accounts receivable	(21,395)	(22,841)
Inventory	13,080	(190)
Prepaid expenses and other current assets	(1,247)	3,141
Other assets	156	(1,394)
Accounts payable	(6,020)	(12,471)
Accrued expenses	(7,896)	(8,619)
Other liabilities	(194)	4,610
Net cash provided by operating activities	34,392	24,215
Cash flows from investing activities
Capital expenditures	(12,828)	(16,060)
Proceeds from disposal of property, plant, and equipment	1,128	14
Net cash used in investing activities	(11,700)	(16,046)
Cash flows from financing activities
Net decrease in short-term debt	(478)	(4,095)
Proceeds from revolving credit borrowings	—	122,650
Repayments of revolving credit borrowings	—	(107,150)
Proceeds from long-term debt - other	—	5,959
Capital lease obligations	(83)	(195)
Taxes paid related to net share settlement of equity awards, net of option proceeds	(7,952)	(870)
Excess tax benefits from exercise of stock options and vesting of equity awards	4,614	2,159
Purchase of treasury stock	(21,993)	—
Dividends paid to stockholders	(5,965)	—
Net cash (used in) provided by financing activities	(31,857)	18,458
Effect of exchange rate changes on cash and cash equivalents	(125)	(6,406)
Net (decrease) increase in cash and cash equivalents	(9,290)	20,221
Cash and cash equivalents at beginning of period	249,348	160,490
Cash and cash equivalents at end of period	$240,058	$180,711
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation
The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all normal recurring adjustments considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2013 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 28, 2013.
The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2014 end on June 30, 2013, September 29, 2013, December 29, 2013, and March 31, 2014, respectively. The four quarters in fiscal 2013 ended on July 1, 2012, September 30, 2012, December 30, 2012, and March 31, 2013, respectively.
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
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) finalized the disclosure requirements on how entities should present financial information about reclassification adjustments from accumulated other comprehensive income in ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross-reference to the related footnote for additional information. The Company adopted ASU No. 2013-02 as of April 1, 2013, and the adoption did not have a material impact on the Company's consolidated condensed financial statements.

2. Inventories
Inventories, net consist of:

	June 30, 2013	March 31, 2013
Raw materials	$90,164	$88,787
Work-in-process	106,562	113,119
Finished goods	136,191	152,035
Total	$332,917	$353,941

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
The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of June 30, 2013 and March 31, 2013 and the basis for that measurement:

	Total Fair Value Measurement June 30, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$585	—	$585	$—
Foreign currency forward contracts	(637)	—	(637)	—
Total derivatives	$(52)	$—	$(52)	$—

	Total Fair Value Measurement March 31, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(654)	$—	$(654)	$—
Lead forward contracts	(2,832)	—	(2,832)	—
Foreign currency forward contracts	(11)	—	(11)	—
Total derivatives	$(3,497)	$—	$(3,497)	$—
The fair values of interest rate swap agreements are based on observable prices as quoted for receiving the variable three month LIBOR and paying fixed interest rates and, therefore, were classified as Level 2. At June 30, 2013, the Company had no interest rate swap agreements.
The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2.
The fair values for foreign currency forward contracts are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.
Financial Instruments
The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate carrying value due to their short maturities.
The fair value of the Company’s short-term debt approximates its carrying value, as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates and is classified as Level 2.
The Company’s senior unsecured 3.375% convertible notes (“Convertible Notes”), with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On June 30, 2013, the Company’s stock price closed at $49.04 per share. The Convertible Notes have a conversion option at $40.60 per share. The fair value of these notes represent the trading values based upon quoted market prices and are classified as Level 2. The Convertible Notes were trading at 130% of face value on June 30, 2013, and 126% of face value on March 31, 2013.
See Note 8 to the Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K for more details.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at June 30, 2013 and March 31, 2013 were as follows:

	June 30, 2013				March 31, 2013
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$586		$586		$241		$241
Financial liabilities:
Convertible Notes	$157,117	(2)	$224,250	(3)	$155,273	(2)	$217,350	(3)
Derivatives (1)	638		638		3,738		3,738

(1)
Represents interest rate swap agreements, lead and foreign currency hedges (see Note 4 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at June 30, 2013 and March 31, 2013).

(2)	The carrying amounts of the Convertible Notes at June 30, 2013 and March 31, 2013 represent the $172,500 principal value, less the unamortized debt discount (see Note 9).

(3)	The fair value amounts of the Convertible Notes at June 30, 2013 and March 31, 2013 represent the trading values of the Convertible Notes with a principal value of $172,500.

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
Derivatives in Cash Flow Hedging Relationships
Lead Hedge Forward Contracts
The Company enters into lead hedge forward contracts to fix the price for a portion of its lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at June 30, 2013 and March 31, 2013 were 90.9 million pounds and 56.3 million pounds, respectively.
Foreign Currency Forward Contracts
The Company purchases lead and other commodities in certain countries where the foreign currency exposure is different from the functional currency of that country. The Company uses foreign currency forward contracts to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of June 30, 2013 and March 31, 2013, the Company had entered into a total of $71,227 and $51,366, respectively, of such contracts.
In the coming twelve months, the Company anticipates that $3,624 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.
Derivatives not Designated in Hedging Relationships
Interest Rate Swap Agreements
As of March 31, 2013, the Company maintained interest rate swap agreements that converted $65,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. These agreements expired during the current quarter ended June 30, 2013, and the Company had no interest rate swap agreements as of June 30, 2013. The Company recorded expense relating to changes in the fair value of these agreements in the consolidated condensed statements of income, within other (income) expense, net of $0 and $15 during the first quarter of fiscal 2014 and 2013, respectively.
Foreign Currency Forward Contracts
The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the consolidated statements of income. As of June 30, 2013 and March 31, 2013, the notional amount of these contracts was $10,722 and $21,749, respectively. The Company recorded expense in the consolidated condensed statements of income within other (income) expense, net of $226 and $114 during the first quarter of fiscal 2014 and 2013, respectively.
Presented below in tabular form is information on the location and amounts of derivative fair values in the consolidated condensed balance sheets and derivative gains and losses in the consolidated condensed statements of income:
Fair Value of Derivative Instruments
June 30, 2013 and March 31, 2013

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	June 30, 2013	March 31, 2013	June 30, 2013	March 31, 2013
Prepaid and other current assets
Foreign currency forward contracts	$—	$—	$—	$241
Lead hedge forward contracts	559	—	—	—
Other assets
Lead hedge forward contracts	26	—	—	—
Foreign currency forward contracts	1	—	—	—
Total assets	$586	$—	$—	$241
Accrued expenses
Interest rate swap agreements	$—	$—	$—	$654
Lead hedge forward contracts	—	2,832	—	—
Foreign currency forward contracts	207	252	431	—
Total liabilities	$207	$3,084	$431	$654
The Effect of Derivative Instruments on the Consolidated Condensed Statement of Income
For the quarter ended June 30, 2013

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(303)	Cost of goods sold	$2,046
Foreign currency forward contracts	(606)	Cost of goods sold	(591)
Total	$(909)		$1,455

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	(226)
Total		$(226)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 1, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(6,413)	Cost of goods sold	$1,498
Foreign currency forward contracts	707	Cost of goods sold	1,278
Total	$(5,706)		$2,776

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss)
Interest rate swap contracts	Other (income) expense, net	$(15)
Foreign currency forward contracts	Other (income) expense, net	(114)
Total		$(129)

5. Income Taxes
The Company’s income tax provisions consist of federal, state and foreign income taxes. The tax provisions for the first quarters of fiscal 2014 and 2013 were based on the estimated effective tax rates applicable for the full years ending March 31, 2014 and March 31, 2013, respectively, after giving effect to items specifically related to the interim periods.
The effective income tax rates for the first quarters of fiscal 2014 and 2013 were 27.8% and 29.1%, respectively. The rate decrease in the first quarter of fiscal 2014 compared to the prior year quarter is primarily due to changes in the mix of earnings among tax jurisdictions and a reduction in income taxes related to a legal entity reorganization of certain foreign subsidiaries.

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

	Quarter ended
	June 30, 2013	July 1, 2012
Balance at beginning of period	$42,591	$42,067
Current period provisions	5,343	5,596
Costs incurred	(5,753)	(4,495)
Foreign exchange and other	21	(680)
Balance at end of period	$42,202	$42,488

7. Commitments, Contingencies and Litigation
Litigation and Other Legal Matters
The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial position, results of operations, or cash flows. See Note 18 to the Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K. There have been no significant changes since March 31, 2013.
Environmental Issues
As a result of its operations, the Company is subject to various federal, state, and local, as well as international environmental laws and regulations and is exposed to the costs and risks of handling, processing, storing, transporting, and disposing of hazardous substances, especially lead and acid. The Company’s operations are also subject to federal, state, local and international occupational safety and health regulations, including laws and regulations relating to exposure to lead in the workplace. See Note 18 to the Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K for a full description of environmental issues. There have been no significant changes since March 31, 2013.

Lead Contracts
To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at June 30, 2013 and March 31, 2013, the Company has hedged the price to purchase 90.9 million pounds and 56.3 million pounds of lead, respectively, for a total purchase price of $83,996 and $56,601, respectively.
Foreign Currency Forward Contracts
The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $81,949 and $73,115, respectively, of foreign currency forward contracts with financial institutions as of June 30, 2013 and March 31, 2013.
Interest Rate Swap Agreements
The Company is exposed to changes in variable U.S. interest rates on borrowings under its U.S. credit agreement. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. These agreements expired during the current quarter ended June 30, 2013 and the Company had no interest rate swap agreements at June 30, 2013 as well as no borrowings under its U.S. credit agreement. At March 31, 2013, such agreements converted $65,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

8. Restructuring Plans
During fiscal 2012, the Company announced restructuring plans related to its operations in EMEA, primarily consisting of the transfer of manufacturing of select products between certain of its manufacturing operations and restructuring of its selling, general and administrative operations, which is expected to result in the reduction of approximately 85 employees upon completion. The Company estimates that the total charges for these actions will amount to approximately $3,600, primarily from cash expenses for employee severance-related payments. The Company recorded restructuring charges of $3,545 through fiscal 2013, with no additional charges during the first quarter of fiscal 2014. The Company incurred $3,346 of costs against the accrual through fiscal 2013, with no additional costs incurred against the accrual during the first quarter of fiscal 2014. As of June 30, 2013, the reserve balance associated with these actions is $188. The Company does not expect to be committed to significant additional restructuring charges in fiscal 2014 related to these actions and expects to complete the program in fiscal 2014.
During fiscal 2013, the Company announced a further restructuring related to improving the efficiency of its manufacturing operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $8,100, primarily from cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately 130 employees upon completion. During fiscal 2013, the Company recorded restructuring charges of $3,998, consisting of non-cash charges of $1,399 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $2,599. The Company recorded an additional $421 in charges during the first quarter of fiscal 2014. During fiscal 2013, the Company incurred $952 of costs against the accrual, with an additional $1,073 of costs incurred during the first quarter of fiscal 2014. As of June 30, 2013, the reserve balance associated with these actions is $954. The Company expects to be committed to an additional $2,700 of restructuring charges in fiscal 2014 related to these actions, and expects to complete the program during fiscal 2015.
During fiscal 2013, the Company announced a restructuring related to the closure of its manufacturing facility located in Chaoan, People's Republic of China, pursuant to which the Company will transfer the manufacturing at that location to its other facilities in the People's Republic of China, to improve operational efficiencies. The Company estimates that the total charges related to this action will amount to $3,400. During fiscal 2013, the Company recorded restructuring charges of $2,691, consisting of non-cash charges of $2,290 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $401. During the first quarter of fiscal 2014, no additional restructuring charges were accrued. During fiscal 2013, the Company incurred $221 in costs against the accrual, with an additional $92 of costs incurred during the first quarter of fiscal 2014. As of June 30, 2013, the reserve balance associated with this action is $88. The Company expects to be committed to an additional $700 of restructuring related to these actions and expects to complete the restructuring during fiscal 2014.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2013	$1,738	$221	$1,959
Accrued	421	—	421
Costs incurred	(1,057)	(108)	(1,165)
Foreign currency impact and other	15	—	15
Balance as of June 30, 2013	$1,117	$113	$1,230

9. Debt
The following summarizes the Company’s long-term debt including capital lease obligations:

	June 30, 2013	March 31, 2013
3.375% Convertible Notes, net of discount, due 2038	$157,117	$155,273
Capital lease obligations and other	434	514
	157,551	155,787
Less current portion	274	311
Total long-term debt and capital lease obligations	$157,277	$155,476
The Convertible Notes are represented by a liability component, which is reported herein as long-term debt, net of discount and an equity component representing the convertible feature, which is included in additional paid-in capital in EnerSys stockholders’ equity. See Note 8 to the Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K for early redemption features.
The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the Convertible Notes as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Principal	$172,500	$172,500
Unamortized discount	(15,383)	(17,227)
Net carrying amount	$157,117	$155,273
Carrying amount of equity component	$29,850	$29,850
As of June 30, 2013, the remaining discount will be amortized over a period of 23 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is $40.60 per share and the number of shares on which the aggregate consideration is to be delivered upon conversion is 4,248,761.
The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,844 and $1,696, respectively, during the quarters ended June 30, 2013 and July 1, 2012.
Short-Term Debt
As of June 30, 2013 and March 31, 2013, the Company had $20,687 and $22,702, respectively, of short-term borrowings from banks. The weighted-average interest rates on these borrowings were approximately 10% and 9% for the quarters ended June 30, 2013 and March 31, 2013.
Available Lines of Credit
As of June 30, 2013 and March 31, 2013, the Company had available and undrawn, under all its lines of credit, $475,289 and $469,123, respectively. Included in the June 30, 2013 and March 31, 2013 amounts are $126,539 and $120,373, respectively, of uncommitted lines of credit.
As of June 30, 2013 and March 31, 2013, the Company had $8,124 and $11,854, respectively, of standby letters of credit.

10. Retirement Plans
The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter Ended		Quarter Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$91	$81	$200	$177
Interest cost	156	164	580	594
Expected return on plan assets	(199)	(189)	(511)	(464)
Amortization and deferral	133	100	104	52
Net periodic benefit cost	$181	$156	$373	$359

11. Stock-Based Compensation
As of June 30, 2013, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of equity-based compensation.
The Company recognized equity-based compensation expense associated with its equity incentive plans of $3,023 for the first quarter of fiscal 2014 and $3,373 for the first quarter of fiscal 2013.
In the first quarter of fiscal 2014, the Company granted to non-employee directors 1,626 restricted stock units, pursuant to the EnerSys Deferred Compensation Plan for non-employee directors.
In the first quarter of fiscal 2014, the Company granted to management and other key employees 150,629 restricted stock units that vest 25% each year over four years from the date of grant, and 189,438 market share units that vest three years from the date of grant.
Common stock activity during the first quarter of fiscal 2014 included the exercise of 5,523 options and the vesting of 216,432 restricted stock units and 222,123 market share units.
As of June 30, 2013, there were 72,463 non-qualified stock options, 537,121 restricted stock units and 666,737 market share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests
Common Stock
The following demonstrates the change in the number of shares of Common Stock outstanding during the first quarter of fiscal 2014:

Shares outstanding as of March 31, 2013	47,840,204
Purchase of treasury stock	(441,588)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	286,477

Shares outstanding as of June 30, 2013	47,685,093
Treasury Stock
During the first quarter of fiscal 2014, the Company purchased 441,588 shares of its common stock for $21,993. At June 30, 2013 and March 31, 2013, the Company held 5,571,665 and 5,130,077 shares as treasury stock.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31, 2013	Before Reclassifications	Amounts Reclassified from AOCI	June 30, 2013
Pension funded status adjustment	$(13,169)	$—	$201	$(12,968)
Net unrealized loss on derivative instruments	(832)	(573)	(915)	(2,320)
Foreign currency translation adjustment	54,656	(1,133)	—	53,523
Accumulated other comprehensive income	$40,655	$(1,706)	$(714)	$38,235

Reclassification out of Accumulated Other Comprehensive Income during the first quarter ended June 30, 2013:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized (gain) on derivative instruments	$(1,455)
Tax	540
Net unrealized (gain) on derivative instruments, net of tax	$(915)	Cost of goods sold

Defined benefit pension costs:
Prior service costs and deferrals	$237
Tax	(36)
Net periodic benefit cost, net of tax	$201	Net periodic benefit cost, included in Cost of goods sold, Operating expenses - See Note 10

The following demonstrates the change in equity attributable to the Company and nonredeemable noncontrolling interests during the first quarter ended June 30, 2013:

	Equity attributable to EnerSys stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2013	$1,169,401	$5,882	$1,175,283
Total comprehensive income:
Net earnings	40,847	50	40,897
Net unrealized loss on derivative instruments, net of tax	(1,488)	—	(1,488)
Pension funded status adjustment, net of tax	201	—	201
Foreign currency translation adjustment	(1,133)	(24)	(1,157)
Total other comprehensive loss, net of tax	(2,420)	(24)	(2,444)
Total comprehensive income	38,427	26	38,453
Other changes in equity:
Purchase of treasury stock	(21,993)	—	(21,993)
Cash dividends - common stock ($0.125 per share)	(5,965)	—	(5,965)
Other, including activity related to equity awards	(464)	—	(464)
Balance as of June 30, 2013	$1,179,406	$5,908	$1,185,314

The following demonstrates the change in redeemable noncontrolling interests during the first quarter ended June 30, 2013:

Redeemable Noncontrolling Interests
Balance as of March 31, 2013	$11,095
Net losses attributable to noncontrolling interests	(480)
Foreign currency translation adjustment	(777)
Balance as of June 30, 2013	$9,838

13. Earnings Per Share
The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to the Company's stockholders.

	Quarter ended
	June 30, 2013	July 1, 2012
Net earnings attributable to EnerSys stockholders	$40,847	$45,804
Weighted-average number of common shares outstanding:
Basic	47,868,982	47,901,203
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	829,509	525,788
Convertible Notes	606,453	—
Diluted weighted-average number of common shares outstanding	49,304,944	48,426,991
Basic earnings per common share attributable to EnerSys stockholders	$0.85	$0.96
Diluted earnings per common share attributable to EnerSys stockholders	$0.83	$0.95
Anti-dilutive equity awards not included in diluted weighted-average common shares	15,632	107,217
The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes that the Company sold in May 2008 is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. During the first quarter of fiscal 2014, the average price of our common stock at $47.36 per share exceeded the conversion price of $40.60 per share on the Convertible Notes. 606,453 shares relating to the conversion premium ($47.36-$40.60) on the Convertible Notes were included in the diluted earnings per share using the treasury stock method. No contingent shares were included in diluted shares outstanding during the first quarter of fiscal 2013, as the specified conversion price exceeded the average market price of the Company’s common stock, and the inclusion of contingent shares would have been anti-dilutive.

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

Summarized financial information related to the Company's reportable segments for the first quarters ended June 30, 2013 and July 1, 2012, is shown below:

	Quarter ended
	June 30, 2013	July 1, 2012
Net sales by segment to unaffiliated customers
EMEA	$230,967	$237,051
Americas	315,623	288,924
Asia	50,707	67,935
Total net sales	$597,297	$593,910
Net sales by product line
Reserve power	$292,819	$289,294
Motive power	304,478	304,616
Total net sales	$597,297	$593,910
Intersegment sales
EMEA	$18,297	$22,162
Americas	10,093	10,554
Asia	7,711	6,359
Total intersegment sales (1)	$36,101	$39,075
Operating earnings by segment
EMEA	$16,083	$17,220
Americas	41,725	44,514
Asia	5,221	8,891
Restructuring charges - EMEA	(421)	(370)
Total operating earnings (2)	$62,608	$70,255

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events
On August 1, 2013, the Company announced the payment of a quarterly cash dividend of $0.125 per share of common stock to be paid on September 27, 2013, to stockholders of record as of September 13, 2013.
 On August 2, 2013, the Company amended its $350,000 2011 Credit Facility to extend its term from March 31, 2016 to September 30, 2018, and increased the Company's flexibility to undertake acquisitions, pay cash dividends, invest in joint ventures and repurchase its common stock.

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
Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2013 Annual Report on Form 10-K and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
We have two primary industrial battery product lines: reserve power products and motive power products. Net sales classifications by product line are as follows:

•
Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems, and other specialty power applications, including security systems, premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities, large-scale energy storage, energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships and tactical vehicles.

•
Motive power products are used to provide power for manufacturing, warehousing and other material handling equipment, primarily electric industrial forklift trucks, mining equipment, diesel locomotive starting and other rail equipment.

Economic Climate
Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. The Americas and Asia’s economic expansion continues but at a slower rate. The ongoing financial crisis and austerity measures in Europe are a factor in slowing overall economic growth in this region and leading to declining economic growth rates in many of the Western European countries.
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

Overall, on a consolidated basis, we have experienced stable trends in our revenue and order rates and commodity cost changes have not been substantial.
Customer Pricing
Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the current quarter of fiscal 2014, our selling prices increased slightly.
Liquidity and Capital Resources
Our capital structure and liquidity remain strong. As of June 30, 2013, we had $240.1 million of cash and cash equivalents, approximately $349 million of undrawn, committed credit lines, and approximately $126 million of uncommitted credit lines. A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

Results of Operations
Net Sales

	Quarter ended June 30, 2013		Quarter ended July 1, 2012		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
EMEA	$231.0	38.7%	$237.1	39.9%	$(6.1)	(2.6)%
Americas	315.6	52.8	288.9	48.7	26.7	9.2
Asia	50.7	8.5	67.9	11.4	(17.2)	(25.4)
Total net sales	$597.3	100.0%	$593.9	100.0%	$3.4	0.6%

Net sales increased $3.4 million or 0.6% in the first quarter of fiscal 2014 from the comparable period in fiscal 2013. This relatively flat trend for the quarter was the result of a combined 1% increase in organic volume and pricing, partially offset by a decrease related to currency translation impact. This was our highest quarterly net sales to date.
Segment sales
The EMEA segment’s net sales decreased $6.1 million or 2.6% in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, primarily due to a decrease of approximately 4% in organic volume partially offset by a 1% increase from pricing.
The Americas segment’s net sales increased $26.7 million or 9.2% in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, primarily due to an increase of approximately 9% in organic volume.
The Asia segment’s net sales decreased $17.2 million or 25.4% in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, primarily due to lower organic volume and pricing of approximately 21% and 4%, respectively. The prior period sales included a large project in Japan which has concluded.

Product line sales

	Quarter ended June 30, 2013		Quarter ended July 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$292.8	49.0%	$289.3	48.7%	$3.5	1.2%
Motive power	304.5	51.0	304.6	51.3	(0.1)	—
Total net sales	$597.3	100.0%	$593.9	100.0%	$3.4	0.6%

Net sales of our reserve power products in the first quarter of fiscal 2014 increased $3.5 million or 1.2% compared to the first quarter of fiscal 2013. Organic volume increased approximately 2% partially offset by foreign currency translation impact of approximately 1%.
Net sales of our motive power products in the first quarter of fiscal 2014 remained relatively flat compared to the first quarter of fiscal 2013. An improvement of approximately 1% due to pricing was offset by a decrease in organic volume in the first quarter of fiscal 2014.

Gross Profit

	Quarter ended June 30, 2013		Quarter ended July 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$140.1	23.5%	$148.3	25.0%	$(8.2)	(5.5)%

Gross profit decreased $8.2 million or 5.5% in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Gross profit, as a percentage of net sales decreased 150 basis points in the first quarter of fiscal 2014, when compared to the first quarter of fiscal 2013. This decrease is primarily attributed to higher commodity costs.

Operating Items

	Quarter ended June 30, 2013		Quarter ended July 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$77.1	12.9%	$77.7	13.1%	$(0.6)	(0.7)%
Restructuring charges	0.4	0.1%	0.4	0.1%	—	13.8%

Operating expenses as a percentage of net sales decreased 20 basis points in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Operating expenses, excluding the effect of foreign currency translation, increased $0.1 million or 0.2% in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Selling expenses, our main component of operating expenses, were 60.7% of total operating expenses in both the first quarters of fiscal 2014 and fiscal 2013.
Restructuring charges
Included in each of our first quarters of fiscal 2014 and fiscal 2013 operating results are $0.4 million of restructuring charges, respectively, primarily for staff reductions in EMEA.

Operating Earnings

	Quarter ended June 30, 2013		Quarter ended July 1, 2012		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
EMEA	$16.1	7.0%	$17.2	7.3%	(1.1)	(6.6)%
Americas	41.7	13.2	44.5	15.4	(2.8)	(6.3)
Asia	5.2	10.3	8.9	13.1	(3.7)	(41.3)
Subtotal	63.0	10.6	70.6	11.9	(7.6)	(10.8)
Restructuring charges-EMEA	(0.4)	(0.2)	(0.4)	(0.2)	—	13.8
Total operating earnings	$62.6	10.5%	$70.2	11.8%	$(7.6)	(10.9)%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $7.6 million or 10.9% in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Operating earnings as a percentage of net sales, as shown in the table above, decreased 130 basis points in the first quarter of fiscal 2014 when compared to the first quarter of fiscal 2013.
The EMEA segment's operating earnings, excluding the highlighted items discussed above, decreased in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, with the operating margin decreasing 30 basis points to 7.0%. This decrease is primarily attributable to lower organic volume and higher commodity costs partially offset by the benefits of the restructuring programs.
The Americas segment had a decrease in operating earnings in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, with the operating margin decreasing 220 basis points to 13.2%. This decrease of operating margin in the first quarter of fiscal 2014 is primarily attributable to higher commodity costs and a less favorable product mix in the current quarter compared to the prior year first quarter.
Operating earnings decreased in the Asia segment in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, with the operating margin decreasing by 280 basis points in the current quarter to 10.3%. The decrease in operating margin was primarily on account of a less favorable product mix in the current quarter compared to the prior year first quarter.

Interest Expense

	Quarter ended June 30, 2013		Quarter ended July 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$4.3	0.7%	$4.7	0.8%	$(0.4)	(9.7)%

Interest expense of $4.3 million in the first quarter of fiscal 2014 (net of interest income of $0.3 million) was $0.4 million lower than the interest expense of $4.7 million in the first quarter of fiscal 2013 (net of interest income of $0.2 million).
The decrease in interest expense in the first quarter of fiscal 2014 compared to the comparable prior year quarter is primarily due to lower average debt outstanding in the current quarter compared to prior year quarter.
Included in interest expense are non-cash charges for deferred financing fees of $0.3 million in both the first quarters of fiscal 2014 and fiscal 2013.
Included in interest expense for the first quarter of fiscal 2014 and 2013 is non-cash, accreted interest on the Convertible Notes of $1.8 million and $1.7 million, respectively (see Note 9 to the Consolidated Condensed Financial Statements).
Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $177.4 million in the first quarter of fiscal 2014, compared to $266.0 million in the first quarter of fiscal 2013. This decrease was mainly due to the repayment of our 2011 Credit Facility and term loans in Asia. The average Convertible Notes discount excluded from our average debt outstanding was $16.3 million in the first quarter of fiscal 2014 and $23.4 million in the first quarter of fiscal 2013.

Other (Income) Expense, Net

	Quarter ended June 30, 2013		Quarter ended July 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$2.3	0.4%	$1.2	0.2%	$1.1	88.6%
Other (income) expense, net in the first quarter of fiscal 2014 was $2.3 million compared to $1.2 million in the first quarter of fiscal 2013. The unfavorable impact in the first quarter of fiscal 2014 is mainly attributable to higher foreign currency losses of $1.8 million in the current quarter compared to $0.7 million in the prior year quarter.

Earnings Before Income Taxes

	Quarter ended June 30, 2013		Quarter ended July 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$56.0	9.4%	$64.3	10.8%	$(8.3)	(12.9)%
As a result of the above, earnings before income taxes in the first quarter of fiscal 2014 decreased $8.3 million or 12.9% compared to the first quarter of fiscal 2013. Earnings before income taxes as a percentage of net sales were 9.4% for the first quarter of fiscal 2014 compared to 10.8% in the first quarter of fiscal 2013.

Income Tax Expense

	Quarter ended June 30, 2013		Quarter ended July 1, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$15.6	2.6%	$18.7	3.1%	$(3.1)	(16.8)%
Effective tax rate	27.8%		29.1%		(1.3)%

The Company’s income tax provisions consist of federal, state and foreign income taxes. The tax provisions for the first quarters of fiscal 2014 and fiscal 2013 were based on the estimated effective tax rates applicable for the full years ending March 31, 2014 and March 31, 2013, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the first quarters of fiscal 2014 and fiscal 2013 were 27.8% and 29.1%, respectively. The rate decrease in the first quarter of fiscal 2014 as compared to the comparable prior year period is primarily due to changes in the mix of earnings among tax jurisdictions and a reduction in income taxes related to a legal entity reorganization of certain foreign subsidiaries.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

Liquidity and Capital Resources
Operating activities provided cash of $34.4 million in the first quarter of fiscal 2014 compared to $24.2 million in the comparable period of fiscal 2013. In the first quarter of fiscal 2014, net earnings of $40.4 million and depreciation and amortization of $12.6 million were offset by cash used for the increase in primary working capital of $14.3 million, net of currency translation changes. In the first quarter of fiscal 2013, net earnings of $45.6 million and depreciation and amortization of $12.5 million were offset by cash used for the increase in primary working capital of $35.5 million, net of currency translation changes.
Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $559.3 million (yielding a primary working capital percentage of 23.4%) at June 30, 2013, $552.7 million (yielding a primary working capital percentage of 24.2%) at March 31, 2013 and $597.5 million at July 1, 2012 (yielding a primary working capital percentage of 25.2%). The primary working capital percentage of 23.4% at June 30, 2013 is 80 basis points lower than that for March 31, 2013, and 180 basis points lower than that for the prior year quarter.

Primary working capital increased slightly during the first quarter of fiscal 2014, largely due to an increase in receivables and a decrease in inventories.
Primary working capital and primary working capital percentages at June 30, 2013, March 31, 2013 and July 1, 2012 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
June 30, 2013	$467.6	$332.9	$(241.2)	$559.3	$2,389.2	23.4%
March 31, 2013	448.1	353.9	(249.3)	552.7	2,288.5	24.2
July 1, 2012	478.5	350.0	(231.0)	597.5	2,375.6	25.2
Investing activities used cash of $11.7 million in the first quarter of fiscal 2014, primarily comprised of capital expenditures, compared to $16.0 million in the comparable period in fiscal 2013.
Financing activities used cash of $31.9 million in the first quarter of fiscal 2014 primarily due to the repurchase of our common stock for $22.0 million and payment of a cash dividend to our stockholders of $6.0 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $3.3 million. Repayments on short-term debt were $0.5 million. In the first quarter of fiscal 2013, financing activities provided cash of $18.5 million, primarily reflecting borrowings and repayments of $122.7 million and $107.2 million, respectively, on our revolver. Borrowings on long-term debt of $6.0 million were offset by repayments on short-term debt of $4.1 million in Asia. Option proceeds and related tax benefits net of taxes paid related to net share settlement of equity awards, contributed $1.3 million.
As a result of the above, total cash and cash equivalents decreased by $9.3 million to $240.1 million in the first quarter of fiscal 2014 compared to an increase of $20.2 million to $180.7 million in the comparable period of fiscal 2013.
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
We are in compliance with all covenants and conditions under our credit agreement. Since we believe that we will continue to comply with these covenants and conditions, we believe that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for a detailed description of debt.

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
Counterparty Risks
We have entered into interest rate swap agreements, lead forward purchase contracts and foreign exchange forward contracts to manage the risk associated with our exposures. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at June 30, 2013 are $1.4 million (pre-tax), therefore, there is no risk of nonperformance by these counterparties. Those contracts that result in an asset position at June 30, 2013 are $1.3 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.
Interest Rate Risks
We are exposed to changes in variable U.S. interest rates on borrowings under our U.S. credit agreement. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Changes in the fair value of these contracts for the quarters ended June 30, 2013 and July 1, 2012 have been recorded in the income statement in other (income) expense, net.
At March 31, 2013, the aggregate notional amount of interest rate swap agreements was $65.0 million. These agreements expired in May 2013.
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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
June 30, 2013	$84.0	90.9	$0.92	19%
March 31, 2013	56.6	56.3	1.00	12
July 1, 2012	55.4	60.5	0.92	12

(1)	Based on approximate annual lead requirements for the periods then ended.
For the remaining three quarters of this fiscal year, we believe approximately 45% of the cost of our lead requirement is known. This takes into account the hedge contracts in place at June 30, 2013, lead purchased by June 30, 2013 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.
We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $14 million in the first quarter of fiscal 2014.

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

To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of June 30, 2013 and March 31, 2013 were $81.9 million and $73.1 million, respectively. The details of contracts outstanding as of June 30, 2013 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$32.3	$/€	1.31	16%
Sell Euros for Polish zloty	24.6	PLN/€	4.28	32
Sell Euros for British pounds	20.9	£/€	0.84	26
Sell Australian dollars for U.S. dollars	0.7	$/AUD	0.97	6
Sell U.S. dollars for Mexican pesos	2.5	MXN/$	12.21	50
Sell Australian dollars for Euros	0.8	€/AUD	1.31	4
Other	0.1
Total	$81.9

(1)	Based on the fiscal year currency requirements.
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
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2013, which could materially affect our business, financial condition or future results.

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
Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 – April 28, 2013	—	$—	—	$82,760,000
April 29 – May 26, 2013	163,354	50.12	—	82,760,000
May 27 – June 30, 2013	441,588	49.80	441,588	61,705,150
Total	604,942	$49.89	441,588

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. As of April 28, 2013, May 26, 2013 and June 30, 2013, this repurchase limit amounted to a total of 375,000 shares, 375,000 shares, and 0 shares, respectively, that may be repurchased under this program. For purposes of presenting the approximate dollar value of shares that may be purchased under this program, we multiplied the remaining balance under this program by $47.36 per share, which is the average closing price of the Company's common stock during the period.

(2)	The Company's Board of Directors authorized the Company to repurchase up to $65 million of its common stock. This authorization expires on March 31, 2014.

Item 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to EnerSys' Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2012).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Senior Vice President Finance & Chief Financial Officer
Date: August 7, 2013

EnerSys
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to EnerSys' Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2012).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document