Form 10-Q
period 2013-09-29
EnerSys
filed 2013-11-06
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013

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
Common Stock outstanding at October 31, 2013: 47,401,370 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 29, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$272,690	$249,348
Accounts receivable, net of allowance for doubtful accounts: September 29, 2013 - $9,646; March 31, 2013 - $9,292	467,704	448,068
Inventories, net	352,134	353,941
Deferred taxes	36,866	37,786
Prepaid and other current assets	65,599	63,819
Total current assets	1,194,993	1,152,962
Property, plant, and equipment, net	354,942	350,126
Goodwill	351,911	345,499
Other intangible assets, net	103,040	103,701
Other assets	36,187	35,579
Total assets	$2,041,073	$1,987,867
Liabilities and Equity
Current liabilities:
Short-term debt	$20,676	$22,702
Current portion of long-term debt and capital lease obligations	234	311
Accounts payable	233,502	249,359
Accrued expenses	208,403	195,187
Total current liabilities	462,815	467,559
Long-term debt and capital lease obligations	159,134	155,476
Deferred taxes	89,220	88,036
Other liabilities	78,220	90,418
Total liabilities	789,389	801,489
Commitments and contingencies	—	—
Redeemable noncontrolling interests	9,439	11,095
Equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 53,257,321 shares issued and 47,465,952 outstanding at September 29, 2013; 52,970,281 shares issued and 47,840,204 shares outstanding at March 31, 2013	532	529
Additional paid-in capital	505,903	501,646
Treasury stock, at cost, 5,791,369 shares held as of September 29, 2013; 5,130,077 shares held as of March 31, 2013	(134,369)	(100,776)
Retained earnings	797,331	727,347
Accumulated other comprehensive income	66,940	40,655
Total EnerSys stockholders’ equity	1,236,337	1,169,401
Nonredeemable noncontrolling interests	5,908	5,882
Total equity	1,242,245	1,175,283
Total liabilities and equity	$2,041,073	$1,987,867
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	September 29, 2013	September 30, 2012
Net sales	$568,847	$554,212
Cost of goods sold	424,497	415,873
Gross profit	144,350	138,339
Operating expenses	82,226	74,159
Restructuring charges	1,119	1,295
Operating earnings	61,005	62,885
Interest expense	4,119	4,942
Other (income) expense, net	515	(1,794)
Earnings before income taxes	56,371	59,737
Income tax expense	15,220	16,726
Net earnings	41,151	43,011
Net losses attributable to noncontrolling interests	(188)	(779)
Net earnings attributable to EnerSys stockholders	$41,339	$43,790
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.87	$0.91
Diluted	$0.84	$0.90
Dividends per common share	$0.125	$—
Weighted-average number of common shares outstanding:
Basic	47,573,496	48,188,331
Diluted	49,405,818	48,719,916
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	September 29, 2013	September 30, 2012
Net sales	$1,166,144	$1,148,122
Cost of goods sold	881,655	861,477
Gross profit	284,489	286,645
Operating expenses	159,336	151,840
Restructuring charges	1,540	1,665
Operating earnings	123,613	133,140
Interest expense	8,390	9,674
Other (income) expense, net	2,873	(544)
Earnings before income taxes	112,350	124,010
Income tax expense	30,782	35,435
Net earnings	81,568	88,575
Net losses attributable to noncontrolling interests	(618)	(1,019)
Net earnings attributable to EnerSys stockholders	$82,186	$89,594
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.72	$1.86
Diluted	$1.67	$1.84
Dividends per common share	$0.25	$—
Weighted-average number of common shares outstanding:
Basic	47,721,239	48,044,767
Diluted	49,355,381	48,573,454

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net earnings	$41,151	$43,011	$81,568	$88,575
Other comprehensive income (loss):
Net unrealized gain on derivative instruments, net of tax	3,778	7,937	2,290	2,591
Pension funded status adjustment, net of tax	115	(131)	316	84
Foreign currency translation adjustment	24,601	15,794	22,667	(16,181)
Total other comprehensive income (loss), net of tax	28,494	23,600	25,273	(13,506)
Total comprehensive income	69,645	66,611	106,841	75,069
Comprehensive loss attributable to noncontrolling interests	(399)	(676)	(1,630)	(1,440)
Comprehensive income attributable to EnerSys stockholders	$70,044	$67,287	$108,471	$76,509
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities
Net earnings	$81,568	$88,575
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,320	25,070
Derivatives not designated in hedging relationships:
Net losses	180	510
Cash settlements	(217)	(1,336)
Provision for doubtful accounts	612	(120)
Deferred income taxes	144	(902)
Non-cash interest expense	4,404	4,310
Stock-based compensation	7,592	7,198
Gain on disposal of property, plant, and equipment	(310)	(74)
Changes in assets and liabilities:
Accounts receivable	(15,508)	(11,533)
Inventories	4,104	(14,077)
Prepaid and other current assets	1,314	(1,228)
Other assets	858	1,858
Accounts payable	(18,936)	(15,528)
Accrued expenses	237	(2,557)
Other liabilities	(185)	(1,396)
Net cash provided by operating activities	91,177	78,770
Cash flows from investing activities
Capital expenditures	(24,736)	(26,674)
Purchases of businesses	(856)	—
Proceeds from disposal of property, plant, and equipment	1,263	89
Net cash used in investing activities	(24,329)	(26,585)
Cash flows from financing activities
Net increase in short-term debt	443	5,402
Proceeds from revolving credit borrowings	—	173,250
Repayments of revolving credit borrowings	—	(182,800)
Proceeds from long-term debt - other	—	5,556
Payments of long-term debt - other	—	(10,638)
Deferred financing costs	(823)	—
Capital lease obligations	(161)	(282)
Option proceeds (taxes paid related to net share settlement of equity awards), net	(7,947)	8,922
Excess tax benefits from exercise of stock options and vesting of equity awards	4,614	4,965
Purchase of treasury stock	(33,593)	—
Dividends paid to stockholders	(11,902)	—
Purchase of noncontrolling interests	—	(2,131)
Proceeds from noncontrolling interests	—	613
Net cash (used in) provided by financing activities	(49,369)	2,857
Effect of exchange rate changes on cash and cash equivalents	5,863	(3,190)
Net increase in cash and cash equivalents	23,342	51,852
Cash and cash equivalents at beginning of period	249,348	160,490
Cash and cash equivalents at end of period	$272,690	$212,342
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
The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All intercompany transactions and balances have been eliminated in consolidation.
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
Recently Adopted Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) finalized the disclosure requirements on how entities should present financial information about reclassification adjustments from accumulated other comprehensive income in ASU No. 2013-02,
“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross-reference to the related footnote for additional information. The Company adopted ASU No. 2013-02 as of April 1, 2013, and the adoption did not have a material impact on the Company's consolidated condensed financial statements.

2. Inventories
Inventories, net consist of:

	September 29, 2013	March 31, 2013
Raw materials	$88,985	$88,787
Work-in-process	113,922	113,119
Finished goods	149,227	152,035
Total	$352,134	$353,941

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
The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of September 29, 2013 and March 31, 2013 and the basis for that measurement:

	Total Fair Value Measurement September 29, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$1,079	—	$1,079	$—
Foreign currency forward contracts	(559)	—	(559)	—
Total derivatives	$520	$—	$520	$—

	Total Fair Value Measurement March 31, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(654)	$—	$(654)	$—
Lead forward contracts	(2,832)	—	(2,832)	—
Foreign currency forward contracts	(11)	—	(11)	—
Total derivatives	$(3,497)	$—	$(3,497)	$—
The fair values of interest rate swap agreements are based on observable prices as quoted for receiving the variable three month LIBOR and paying fixed interest rates and, therefore, were classified as Level 2. At September 29, 2013, the Company had no interest rate swap agreements.
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
The Company’s senior unsecured 3.375% convertible notes (“Convertible Notes”), with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On September 29, 2013, the Company’s stock price closed at $60.55 per share. The Convertible Notes have a conversion option at $40.60 per share. The fair value of these notes represent the trading values based upon quoted market prices and are classified as Level 2. The Convertible Notes were trading at 154% of face value on September 29, 2013, and 126% of face value on March 31, 2013.
See Note 8 to the Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K for more details.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at September 29, 2013 and March 31, 2013 were as follows:

	September 29, 2013				March 31, 2013
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$1,079		$1,079		$241		$241
Financial liabilities:
Convertible Notes	$159,000	(2)	$265,650	(3)	$155,273	(2)	$217,350	(3)
Derivatives (1)	559		559		3,738		3,738

(1)
Represents interest rate swap agreements, lead and foreign currency hedges (see Note 4 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at September 29, 2013 and March 31, 2013).

(2)	The carrying amounts of the Convertible Notes at September 29, 2013 and March 31, 2013 represent the $172,500 principal value, less the unamortized debt discount (see Note 9 for further details).

(3)	The fair value amounts of the Convertible Notes at September 29, 2013 and March 31, 2013 represent the trading values of the Convertible Notes with a principal value of $172,500.

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
Derivatives in Cash Flow Hedging Relationships
Lead Hedge Forward Contracts
The Company enters into lead hedge forward contracts to fix the price for a portion of its lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at September 29, 2013 and March 31, 2013 were 94.2 million pounds and 56.3 million pounds, respectively.
Foreign Currency Forward Contracts
The Company purchases lead and other commodities in certain countries where the foreign currency exposure is different from the functional currency of that country. The Company uses foreign currency forward contracts to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of September 29, 2013 and March 31, 2013, the Company had entered into a total of $83,443 and $51,366, respectively, of such contracts.
In the coming twelve months, the Company anticipates that $2,242 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.
Derivatives not Designated in Hedging Relationships
Interest Rate Swap Agreements
As of March 31, 2013, the Company maintained interest rate swap agreements that converted $65,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. These agreements expired during the first quarter ended June 30, 2013, and the Company had no interest rate swap agreements as of September 29, 2013. The Company recorded expense relating to changes in the fair value of these agreements in the consolidated condensed statements of income, within other (income) expense, net of $77 and $92 during the second quarter and six months ended September 30, 2012, respectively.
Foreign Currency Forward Contracts
The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the consolidated condensed statements of income. As of September 29, 2013 and March 31, 2013, the notional amount of these contracts was $16,251 and $21,749, respectively. The Company recorded income in the consolidated condensed statements of income within other (income) expense, net of $46 during the second quarter of fiscal 2014 and expense of $304 during the second quarter of fiscal 2013, respectively, and expense of $180 and $418 for the six months ended September 29, 2013 and September 30, 2012, respectively.
Presented below in tabular form is information on the location and amounts of derivative fair values in the consolidated condensed balance sheets and derivative gains and losses in the consolidated condensed statements of income:
Fair Value of Derivative Instruments
September 29, 2013 and March 31, 2013

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	September 29, 2013	March 31, 2013	September 29, 2013	March 31, 2013
Prepaid and other current assets
Foreign currency forward contracts	$—	$—	$—	$241
Lead hedge forward contracts	1,004	—	—	—
Other assets
Lead hedge forward contracts	75	—	—	—
Total assets	$1,079	$—	$—	$241
Accrued expenses
Interest rate swap agreements	$—	$—	$—	$654
Lead hedge forward contracts	—	2,832	—	—
Foreign currency forward contracts	182	252	377	—
Total liabilities	$182	$3,084	$377	$654
The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 29, 2013

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$2,427	Cost of goods sold	$(3,661)
Foreign currency forward contracts	(492)	Cost of goods sold	(411)
Total	$1,935		$(4,072)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$46
Total		$46

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 30, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$12,476	Cost of goods sold	$(1,967)
Foreign currency forward contracts	(706)	Cost of goods sold	1,094
Total	$11,770		$(873)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Interest rate swap contracts	Other (income) expense, net	$(77)
Foreign currency forward contracts	Other (income) expense, net	(304)
Total		$(381)
The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 29, 2013

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$2,124	Cost of goods sold	$(1,615)
Foreign currency forward contracts	(1,098)	Cost of goods sold	(1,002)
Total	$1,026		$(2,617)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(180)
Total		$(180)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 30, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$6,063	Cost of goods sold	$(469)
Foreign currency forward contracts	1	Cost of goods sold	2,372
Total	$6,064		$1,903

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Interest rate swap contracts	Other (income) expense, net	$(92)
Foreign currency forward contracts	Other (income) expense, net	(418)
Total		$(510)

5. Income Taxes
The Company’s income tax provisions consist of federal, state and foreign income taxes. The tax provisions for the second quarters of fiscal 2014 and 2013 were based on the estimated effective tax rates applicable for the full years ending March 31, 2014 and March 31, 2013, respectively, after giving effect to items specifically related to the interim periods.
The effective income tax rates for the second quarters of fiscal 2014 and 2013 were 27.0% and 28.0%, respectively. The effective income tax rates for the first six months of fiscal 2014 and 2013 were 27.4% and 28.6%, respectively. The rate decrease in the second quarter and six months of fiscal 2014 compared to the prior year periods are primarily due to changes in the mix of earnings among tax jurisdictions and a reduction in income taxes related to a legal entity reorganization of certain foreign subsidiaries.

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

	Quarter ended		Six months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Balance at beginning of period	$42,202	$42,488	$42,591	$42,067
Current period provisions	2,302	5,892	7,645	11,488
Costs incurred	(4,477)	(6,083)	(10,230)	(10,578)
Foreign currency translation adjustment	1,497	342	1,518	(338)
Balance at end of period	$41,524	$42,639	$41,524	$42,639

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
Lead Contracts
To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at September 29, 2013 and March 31, 2013, the Company has hedged the price to purchase 94.2 million pounds and 56.3 million pounds of lead, respectively, for a total purchase price of $88,546 and $56,601, respectively.
Foreign Currency Forward Contracts
The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $99,694 and $73,115, respectively, of foreign currency forward contracts with financial institutions as of September 29, 2013 and March 31, 2013.
Interest Rate Swap Agreements
The Company is exposed to changes in variable U.S. interest rates on borrowings under its 2011 Credit Facility. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. These agreements expired during the first quarter ended June 30, 2013 and the Company had no interest rate swap agreements at September 29, 2013 as well as no borrowings under its 2011 Credit Facility. At March 31, 2013, such agreements converted $65,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

8. Restructuring Plans
During fiscal 2012, the Company announced restructuring plans related to its operations in EMEA, primarily consisting of the transfer of manufacturing of select products between certain of its manufacturing operations and restructuring of its selling, general and administrative operations, which resulted in the reduction of approximately 85 employees upon completion at the end of the second quarter of fiscal 2014. The total charges for these actions amounted to $3,545, primarily from cash expenses for employee severance-related payments. The Company recorded restructuring charges of $3,545 through fiscal 2013, with no additional charges during the first six months of fiscal 2014. The Company incurred $3,346 of costs against the accrual through fiscal 2013, with $185 additional costs incurred against the accrual during the first six months of fiscal 2014. This plan has been completed as of September 29, 2013.
During fiscal 2013, the Company announced a further restructuring related to improving the efficiency of its manufacturing operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $8,100, primarily from cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately 130 employees upon completion. During fiscal 2013, the Company recorded restructuring charges of $3,998, consisting of non-cash charges of $1,399 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $2,599. The Company recorded an additional $1,387 in charges during the first six months of fiscal 2014. During fiscal 2013, the Company incurred $952 of costs against the accrual, with an additional $1,483 of costs incurred during the first six months of fiscal 2014. As of September 29, 2013, the reserve balance associated with these actions is $1,559. The Company expects to be committed to an additional $1,324 of restructuring charges in fiscal 2014 related to these actions, and expects to complete the program during fiscal 2015.
During fiscal 2013, the Company announced a restructuring related to the closure of its manufacturing facility located in Chaoan, People's Republic of China, pursuant to which the Company will transfer the manufacturing at that location to its other facilities in the People's Republic of China, to improve operational efficiencies. The Company estimates that the total charges related to this action will amount to

$3,400. During fiscal 2013, the Company recorded restructuring charges of $2,691, consisting of non-cash charges of $2,290 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $401. During the first six months of fiscal 2014, no additional restructuring charges were accrued. During fiscal 2013, the Company incurred $221 in costs against the accrual, with an additional $136 of costs incurred during the first six months of fiscal 2014. As of September 29, 2013, the reserve balance associated with this action is $44. The Company expects to be committed to an additional $700 of restructuring related to these actions and expects to complete the restructuring during fiscal 2014.
During fiscal 2014, the Company announced a further restructuring related to improving the efficiency of its manufacturing operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $1,300, primarily from cash expenses for employee severance-related payments and contract obligations. The Company estimates that these actions will result in the reduction of approximately 20 employees upon completion. During fiscal 2014, the Company recorded restructuring charges of $153 consisting of cash charges related to employee severance and incurred $139 of costs against the accrual. As of September 29, 2013, the reserve balance associated with these actions is $14. The Company expects to be committed to an additional $850 of restructuring charges in fiscal 2014 related to these actions, and expects to complete the program during fiscal 2015.
A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2013	$1,738	$221	$1,959
Accrued	1,540	—	1,540
Costs incurred	(1,786)	(157)	(1,943)
Foreign currency impact and other	56	5	61
Balance as of September 29, 2013	$1,548	$69	$1,617

9. Debt
The following summarizes the Company’s long-term debt including capital lease obligations:

	September 29, 2013	March 31, 2013
3.375% Convertible Notes, net of discount, due 2038	$159,000	$155,273
Capital lease obligations and other	368	514
	159,368	155,787
Less current portion	234	311
Total long-term debt and capital lease obligations	$159,134	$155,476
The Convertible Notes will mature on June 1, 2038. Prior to maturity, the holders may convert their Convertible Notes into shares of the Company’s common stock at any time after March 1, 2015 or prior to that date under certain circumstances. When issued, the initial conversion rate was 24.6305 shares per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of$40.60 per share. The conversion price is subject to adjustment under certain circumstances. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased.
Holders may convert their Convertible Notes prior to March 1, 2015, at the option of the holder, under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price (as defined in the indenture for the Convertible Notes) of a share of EnerSys common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect for the Convertible Notes on the last trading day of the immediately preceding calendar quarter, (ii) upon the occurrence of specified corporate events, or (iii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture for the Convertible Notes) of the Convertible Notes for each day of the measurement period was less than 98% of the product of the “last reported sale price” (as defined in the indenture for the Convertible Notes) of a share of EnerSys common stock and the applicable conversion rate on such day.
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

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the Convertible Notes as of September 29, 2013 and March 31, 2013:

	September 29, 2013	March 31, 2013
Principal	$172,500	$172,500
Unamortized discount	(13,500)	(17,227)
Net carrying amount	$159,000	$155,273
Carrying amount of equity component	$29,850	$29,850
As of September 29, 2013, the remaining discount will be amortized over a period of 20 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes is $40.60 per share and the number of shares on which the aggregate consideration is to be delivered upon conversion is 4,248,761.
The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,883 and $1,731, respectively, during the quarters ended September 29, 2013 and September 30, 2012 and $3,727 and $3,427, respectively, during the six months ended September 29, 2013 and September 30, 2012.
Short-Term Debt
As of September 29, 2013 and March 31, 2013, the Company had $20,676 and $22,702, respectively, of short-term borrowings from banks. The weighted-average interest rates on these borrowings were approximately 11% and 14%, respectively, at September 29, 2013 and September 30, 2012.
Available Lines of Credit
As of September 29, 2013 and March 31, 2013, the Company had available and undrawn, under all its lines of credit, $480,502 and $469,123, respectively. Included in the September 29, 2013 and March 31, 2013 were $131,752 and $120,373, respectively, of uncommitted lines of credit.
As of September 29, 2013 and March 31, 2013, the Company had $6,970 and $11,854, respectively, of standby letters of credit.
Amendment to 2011 Credit Facility
In August 2013, the Company amended its 2011 Credit Facility. The key amendments to the agreement were extending the maturity until September 2018, increasing flexibility for entering into acquisitions and joint ventures, stock buybacks and cash dividend payments. The Company incurred $823 in new deferred financing fees in connection with this amendment.

10. Retirement Plans
The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$90	$81	$206	$176
Interest cost	156	163	596	591
Expected return on plan assets	(198)	(188)	(525)	(465)
Amortization and deferral	134	101	107	51
Net periodic benefit cost	$182	$157	$384	$353

	United States Plans		International Plans
	Six months ended		Six months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$181	$162	$406	$353
Interest cost	312	327	1,176	1,185
Expected return on plan assets	(397)	(377)	(1,036)	(929)
Amortization and deferral	267	201	211	103
Net periodic benefit cost	$363	$313	$757	$712

11. Stock-Based Compensation
As of September 29, 2013, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of stock-based compensation.
The Company recognized stock-based compensation expense associated with its equity incentive plans of $4,569 for the second quarter of fiscal 2014 and $3,825 for the second quarter of fiscal 2013. The Company recognized stock-based compensation expense associated with its equity incentive plans of $7,592 for the six months ended September 29, 2013 and $7,198 for the six months ended September 30, 2012.
During the six months ended September 29, 2013, the Company granted to non-employee directors 20,148 restricted stock units, pursuant to the EnerSys Deferred Compensation Plan for non-employee directors.
During the six months ended September 29, 2013, the Company granted to management and other key employees 150,629 restricted stock units that vest 25% each year over four years from the date of grant, and 189,438 market share units that vest three years from the date of grant.
Common stock activity during the six months ended September 29, 2013 included the exercise of 5,786 options and the vesting of 216,432 restricted stock units and 222,123 market share units.
As of September 29, 2013, there were 72,200 non-qualified stock options, 556,847 restricted stock units and 668,208 market share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests
Common Stock
The following demonstrates the change in the number of shares of Common Stock outstanding during the six months ended September 29, 2013:

Shares outstanding as of March 31, 2013	47,840,204
Purchase of treasury stock	(661,292)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	287,040

Shares outstanding as of September 29, 2013	47,465,952
Treasury Stock
During the six months ended September 29, 2013, the Company purchased 661,292 shares of its common stock for $33,593. At September 29, 2013 and March 31, 2013, the Company held 5,791,369 and 5,130,077 shares as treasury stock, respectively.
Accumulated Other Comprehensive Income ("AOCI")
The components of AOCI, net of tax, are as follows:

	March 31, 2013	Before Reclassifications	Amounts Reclassified from AOCI	September 29, 2013
Pension funded status adjustment	$(13,169)	$—	$316	$(12,853)
Net unrealized loss (gain) on derivative instruments	(832)	644	1,646	1,458
Foreign currency translation adjustment	54,656	23,679	—	78,335
Accumulated other comprehensive income	$40,655	$24,323	$1,962	$66,940

The following table presents reclassifications from other AOCI during the second quarter ended September 29, 2013:

Components of AOCI	Amounts Reclassified from AOCI	Location of Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$4,072
Tax benefit	(1,511)
Net unrealized loss on derivative instruments, net of tax	$2,561	Cost of goods sold

Defined benefit pension costs:
Prior service costs and deferrals	$235
Tax benefit	(120)
Net periodic benefit cost, net of tax	$115	Net periodic benefit cost, included in Cost of goods sold, Operating expenses - See Note 10

The following table presents reclassifications from AOCI during the six months ended September 29, 2013:

Components of AOCI	Amounts Reclassified from AOCI	Location of Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$2,617
Tax benefit	(971)
Net unrealized loss on derivative instruments, net of tax	$1,646	Cost of goods sold

Defined benefit pension costs:
Prior service costs and deferrals	$472
Tax benefit	(156)
Net periodic benefit cost, net of tax	$316	Net periodic benefit cost, included in Cost of goods sold, Operating expenses - See Note 10

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the six months ended September 29, 2013:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2013	$1,169,401	$5,882	$1,175,283
Total comprehensive income:
Net earnings	82,186	12	82,198
Net unrealized gain on derivative instruments, net of tax	2,290	—	2,290
Pension funded status adjustment, net of tax	(196)	—	(196)
Foreign currency translation adjustment	24,191	14	24,205
Total other comprehensive income, net of tax	26,285	14	26,299
Total comprehensive income	108,471	26	108,497
Other changes in equity:
Purchase of treasury stock	(33,593)	—	(33,593)
Cash dividends - common stock ($0.25 per share)	(11,902)	—	(11,902)
Other, including activity related to equity awards	3,960	—	3,960
Balance as of September 29, 2013	$1,236,337	$5,908	$1,242,245
The following demonstrates the change in redeemable noncontrolling interests during the six months ended September 29, 2013:

Redeemable Noncontrolling Interests
Balance as of March 31, 2013	$11,095
Net losses	(630)
Foreign currency translation adjustment	(1,026)
Balance as of September 29, 2013	$9,439

13. Earnings Per Share
The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net earnings attributable to EnerSys stockholders	$41,339	$43,790	$82,186	$89,594
Weighted-average number of common shares outstanding:
Basic	47,573,496	48,188,331	47,721,239	48,044,767
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	801,839	531,585	815,674	528,687
Convertible Notes	1,030,483	—	818,468	—
Diluted weighted-average number of common shares outstanding	49,405,818	48,719,916	49,355,381	48,573,454
Basic earnings per common share attributable to EnerSys stockholders	$0.87	$0.91	$1.72	$1.86
Diluted earnings per common share attributable to EnerSys stockholders	$0.84	$0.90	$1.67	$1.84
Anti-dilutive equity awards not included in diluted weighted-average common shares	11,010	287,566	13,321	197,392
The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes that the Company sold in May 2008 is 4,248,761. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company’s common stock or a combination of cash and shares. During the second quarter of fiscal 2014, the average price of our common stock at $53.60 per share exceeded the conversion price of $40.60 per share on the Convertible Notes. For the current quarter and six months ended September 29, 2013, 1,030,483 and 818,468 shares, respectively, relating to the conversion premium on the Convertible Notes were included in the diluted earnings per share using the treasury stock method.

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
Summarized financial information related to the Company's reportable segments for the quarters and six months ended September 29, 2013 and September 30, 2012, is shown below:

	Quarter ended		Six months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales by segment to unaffiliated customers
EMEA	$223,374	$215,453	$454,341	$452,504
Americas	287,683	276,704	603,306	565,628
Asia	57,790	62,055	108,497	129,990
Total net sales	$568,847	$554,212	$1,166,144	$1,148,122
Net sales by product line
Reserve power	$279,494	$285,286	$572,313	$574,580
Motive power	289,353	268,926	593,831	573,542
Total net sales	$568,847	$554,212	$1,166,144	$1,148,122
Intersegment sales
EMEA	$18,276	$23,222	$36,573	$45,384
Americas	8,176	9,143	18,269	19,697
Asia	10,052	7,785	17,763	14,144
Total intersegment sales (1)	$36,504	$40,150	$72,605	$79,225
Operating earnings by segment
EMEA	$15,243	$14,021	$31,326	$31,241
Americas	43,143	43,572	84,868	88,086
Asia	3,738	6,587	8,959	15,478
Restructuring charges - EMEA	(1,119)	(1,295)	(1,540)	(1,665)
Total operating earnings (2)	$61,005	$62,885	$123,613	$133,140

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events
On October 8, 2013, the Company completed the acquisition of Purcell Systems, Inc., a designer, manufacturer and marketer of thermally managed electronic equipment and battery cabinet enclosures, headquartered in Spokane, WA, from Weston Presidio and other stockholders, representing an investment of approximately $115,000.
 On October 31, 2013, the Company announced the declaration of a quarterly cash dividend of $0.125 per share of common stock to be paid on December 27, 2013, to stockholders of record as of December 13, 2013.

On November 1, 2013, the Company completed the acquisition of Quallion, LLC, a manufacturer of lithium ion cells and batteries for medical devices, defense, aviation and space, headquartered in Sylmer, California, representing an investment of approximately $30,000.

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

On October 8, 2013, the Company completed the acquisition of Purcell Systems, Inc., a designer, manufacturer and marketer of thermally managed electronic equipment and battery cabinet enclosures, headquartered in Spokane, WA.With the acquisition of Purcell Systems, Inc., we will be supplementing our Reserve Power Products with thermally managed cabinets and enclosures for electronic equipment and batteries.
Economic Climate
Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. The Americas and Asia’s economic expansion continues but at a slower rate. The ongoing financial crisis and austerity measures in Europe are a factor in slowing overall economic growth in this region.
Volatility of Commodities and Foreign Currencies
Our most significant commodity and foreign currency exposures are related to lead and the euro. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate as they have in the past several years. Overall, on a consolidated basis, we have experienced stable trends more recently in our revenue and order rates and commodity cost changes have not been substantial.
Customer Pricing
Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the current quarter and six months of fiscal 2014, our selling prices increased slightly, compared to the comparable prior year periods.
Liquidity and Capital Resources
Our capital structure and liquidity remain strong. As of September 29, 2013, we had $272.7 million of cash and cash equivalents and $481 million, undrawn and available under all our lines of credit including approximately $132 million of uncommitted credit lines. A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

Results of Operations

Net Sales

	Quarter ended September 29, 2013		Quarter ended September 30, 2012		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
EMEA	$223.3	39.3%	$215.4	38.9%	$7.9	3.7%
Americas	287.7	50.6	276.7	49.9	11.0	4.0
Asia	57.8	10.1	62.1	11.2	(4.3)	(6.9)
Total net sales	$568.8	100.0%	$554.2	100.0%	$14.6	2.6%

	Six months ended September 29, 2013		Six months ended September 30, 2012		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
EMEA	$454.3	39.0%	$452.5	39.4%	$1.8	0.4%
Americas	603.3	51.7	565.6	49.3	37.7	6.7
Asia	108.5	9.3	130.0	11.3	(21.5)	(16.5)
Total net sales	$1,166.1	100.0%	$1,148.1	100.0%	$18.0	1.6%

Net sales increased $14.6 million or 2.6% in the second quarter of fiscal 2014 from the comparable period in fiscal 2013. This increase for the quarter was the result of a 1% increase in each of organic volume, pricing and currency translation impact.

Net sales increased $18.0 million or 1.6% in the six months of fiscal 2014 from the comparable period in fiscal 2013. This increase for the six months was the result of a slight increase in organic volume, price and currency translation impact.
Segment sales
The EMEA segment’s net sales increased $7.9 million or 3.7% in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, primarily due to foreign currency translation impact. Net sales increased $1.8 million or 0.4% in the six months of fiscal 2014, as compared to the six months of fiscal 2013, primarily due to an increase of approximately 2% related to currency translation impact, and 1% increase in pricing partially offset by a decrease of 2% in organic volume.
The Americas segment’s net sales increased $11.0 million or 4.0% in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, primarily due to an increase of approximately 4% in organic volume and a 1% increase in pricing, partially offset by a 1% decrease due to foreign currency translation impact. Net sales increased $37.7 million or 6.7% six months of fiscal 2014, as compared to the six months of fiscal 2013, primarily due to higher organic volume which contributed approximately 6% and a 1% increase due to pricing.
The Asia segment’s net sales decreased $4.3 million or 6.9% in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, primarily due to lower organic volume and foreign currency translation impact of approximately 3% each and a 1% decrease in pricing. Net sales decreased $21.5 million or 16.5% in the six months of fiscal 2014, as compared to the six months of fiscal 2013, primarily due to organic volume decrease of approximately 12% and a decrease of 3% and 1%, due to pricing and foreign currency translation, respectively. The prior periods' sales included a large project in Japan which has concluded.
Product line sales

	Quarter ended September 29, 2013		Quarter ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$279.5	49.1%	$285.3	51.5%	$(5.8)	(2.0)%
Motive power	289.3	50.9	268.9	48.5	20.4	7.6
Total net sales	$568.8	100.0%	$554.2	100.0%	$14.6	2.6%

	Six months ended September 29, 2013		Six months ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$572.3	49.1%	$574.6	50.0%	$(2.3)	(0.4)%
Motive power	593.8	50.9	573.5	50.0	20.3	3.5
Total net sales	$1,166.1	100.0%	$1,148.1	100.0%	$18.0	1.6%

Net sales of our reserve power products in the second quarter of fiscal 2014 decreased $5.8 million or 2.0% compared to the second quarter of fiscal 2013. Organic volume decreased approximately 3% partially offset by an increase in pricing of approximately 1%. Net sales in the six months of fiscal 2014 decreased $2.3 million or 0.4% compared to the six months of fiscal 2013. Organic volume decreased by approximately 2% and was partially offset by both pricing and currency translation impact of approximately 1%.
Net sales of our motive power products in the second quarter of fiscal 2014 increased by $20.4 million or 7.6% compared to the second quarter of fiscal 2013. An improvement of approximately 6% in organic volume and a 1% increase due to foreign currency translation impact contributed to this improvement in the second quarter of fiscal 2014. Net sales in the six months of fiscal 2014 increased $20.3 million or

3.5% compared to the six months of fiscal 2013, primarily due to a 2% increase in organic volume and a combined 1% increase due to pricing and foreign currency translation impact.

Gross Profit

	Quarter ended September 29, 2013		Quarter ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$144.3	25.4%	$138.3	25.0%	$6.0	4.3%

	Six months ended September 29, 2013		Six months ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$284.4	24.4%	$286.6	25.0%	$(2.2)	(0.8)%

Gross profit increased $6.0 million or 4.3% in the second quarter of fiscal 2014 and decreased $2.2 million or 0.8% in the six months of fiscal 2014 compared to the comparable periods of fiscal 2013. Gross profit, as a percentage of net sales increased 40 basis points in the second quarter but decreased 60 basis points in the six months of fiscal 2014, when compared to the comparable prior year periods of fiscal 2013. The increase in the current quarter is primarily attributed to higher volume and pricing partially offset by higher commodity costs. The decrease in the six months of fiscal 2014 compared to the prior year six months is primarily due to higher commodity costs partially offset by organic volume and pricing.

Operating Items

	Quarter ended September 29, 2013		Quarter ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$82.2	14.5%	$74.1	13.4%	$8.1	10.9%
Restructuring charges	$1.1	0.2%	$1.3	0.2%	$(0.2)	(13.6)%

	Six months ended September 29, 2013		Six months ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$159.3	13.7%	$151.8	13.2%	$7.5	4.9%
Restructuring charges	$1.5	0.1%	$1.7	0.1%	$(0.2)	(7.5)%
Operating expenses as a percentage of net sales increased 110 and 50 basis points in the second quarter and six months of fiscal 2014 compared to the second quarter and six months of fiscal 2013. Operating expenses, excluding the effect of foreign currency translation, increased $7.8 million or 10.6% in the second quarter of fiscal 2014 and increased $8.0 million or 5.3% in the six months of fiscal 2014 compared to the six months of fiscal 2013. Increase in operating expenses in both the quarter and six months is primarily on account of increased sales volume, bad debt expense, acquisition related fees and payroll related expenses. Selling expenses, our main component of operating expenses, were 56.8% and 58.7% of total operating expenses in the second quarter and six months of fiscal 2014, respectively, compared to 59.5% and 60.1% of total operating expenses in the second quarter and six months of fiscal 2013, respectively.
Restructuring charges
Included in our second quarter and six months of fiscal 2014, operating results are $1.1 million and $1.5 million of restructuring charges, respectively, primarily for staff reductions in EMEA. Included in our second quarter and six months of fiscal 2013 operating results are $1.3 million and $1.7 million of restructuring charges, respectively, primarily for staff reductions and write-off of fixed assets and inventory in EMEA.

Operating Earnings

	Quarter ended September 29, 2013		Quarter ended September 30, 2012		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
EMEA	$15.2	6.8%	$14.1	6.5%	$1.1	8.7%
Americas	43.2	15.0	43.5	15.7	(0.3)	(1.0)
Asia	3.7	6.5	6.6	10.6	(2.9)	(43.3)
Subtotal	62.1	10.9	64.2	11.6	(2.1)	(3.2)
Restructuring charges-EMEA	(1.1)	(0.5)	(1.3)	(0.6)	0.2	(13.6)
Total operating earnings	$61.0	10.7%	$62.9	11.4%	$(1.9)	(3.0)%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

	Six months ended September 29, 2013		Six months ended September 30, 2012		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
EMEA	$31.3	6.9%	$31.3	6.9%	$—	0.3%
Americas	84.9	14.1	88.0	15.6	(3.1)	(3.7)
Asia	8.9	8.3	15.5	11.9	(6.6)	(42.1)
Subtotal	125.1	10.7	134.8	11.7	(9.7)	(7.2)
Restructuring charges-EMEA	(1.5)	(0.3)	(1.7)	(0.4)	0.2	(7.5)
Total operating earnings	$123.6	10.6%	$133.1	11.6%	$(9.5)	(7.2)%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $1.9 million or 3.0% in the second quarter and decreased $9.5 million or 7.2% in the six months of fiscal 2014 compared to the second quarter and six months of fiscal 2013. Operating earnings as a percentage of net sales, as shown in the table above, decreased 70 basis points in the second quarter of fiscal 2014 and decreased 100 basis points in the six months of fiscal 2014 when compared to the comparable periods of fiscal 2013.
The EMEA segment's operating earnings, excluding restructuring charges discussed above, increased in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, with the operating margin increasing 30 basis points to 6.8%. Operating earnings remained flat in the six months of fiscal 2014 in comparison to the comparable period in the prior year. This flat trend in EMEA earnings primarily reflects the current economic environment in this region.
The Americas segment had a slight decrease in operating earnings in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, with the operating margin decreasing 70 basis points to 15.0%. Operating earnings decreased in the six months of fiscal 2014 in comparison to the comparable period in the prior year, with the operating margin decreasing 150 basis points to 14.1%. This decrease in both the quarter and six months of fiscal 2014 is primarily attributable to higher commodity costs and operating expenses and a less favorable product mix.
Operating earnings decreased in the Asia segment in the second quarter and six months of fiscal 2014 compared to the prior year periods, with the operating margin decreasing by 410 basis points and 360 basis points, respectively, in the current quarter and six months to 6.5% and 8.3%, respectively. The decrease in operating margin was primarily on account of a less favorable product mix and increased bad debt expense in the current quarter and six months of fiscal 2014 compared to the comparable prior year periods.

Interest Expense

	Quarter ended September 29, 2013		Quarter ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$4.1	0.7%	$5.0	0.9%	$(0.9)	(16.7)%

	Six months ended September 29, 2013		Six months ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$8.4	0.7%	$9.7	0.8%	$(1.3)	(13.3)%

Interest expense of $4.1 million in the second quarter of fiscal 2014 (net of interest income of $0.1 million) was $0.9 million lower than the interest expense of $5.0 million in the second quarter of fiscal 2013 (net of interest income of $0.2 million). Interest expense of $8.4 million in the six months of fiscal 2014 (net of interest income of $0.4 million) was $1.3 million lower than the interest expense of $9.7 million in the six months of fiscal 2013 (net of interest income of $0.4 million).
The decrease in interest expense in the second quarter and six months of fiscal 2014 compared to the comparable prior year periods is primarily due to lower average debt outstanding.
Included in interest expense are non-cash charges for deferred financing fees of $0.3 million and $0.6 million, respectively, in the second quarter and six months of fiscal 2014 and $0.3 million and $0.6 million, respectively, in the second quarter and six months of fiscal 2013.
Included in interest expense is non-cash, accreted interest on the Convertible Notes of $1.9 million and $3.7 million, respectively, in the second quarter and six months of fiscal 2014 and $1.7 million and $3.4 million, respectively, in the second quarter and six months of fiscal 2013 (see Note 9 to the Consolidated Condensed Financial Statements).
Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $179.0 million and $178.2 million in the second quarter and six months of fiscal 2014, respectively, compared to $262.3 million and $262.8 million in the second quarter and six months of fiscal 2013. This decrease was mainly due to the repayment of outstanding debt under our 2011 Credit Facility and term loans in Asia. The average Convertible Notes discount excluded from our average debt outstanding was $14.5 million and $15.4 million in the second quarter and six months of fiscal 2014 and $21.7 million and $22.6 million, respectively, in the second quarter of fiscal 2013.

Other (Income) Expense, Net

	Quarter ended September 29, 2013		Quarter ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$0.5	0.1%	$(1.8)	(0.3)%	$2.3	NM

	Six months ended September 29, 2013		Six months ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$2.8	0.3%	$(0.6)	—%	$3.4	NM
NM = not meaningful
Other (income) expense, net in the second quarter of fiscal 2014 was an expense of $0.5 million compared to an income of $1.8 million in the second quarter of fiscal 2013. Other (income) expense, net in the six months of fiscal 2014 was an expense of $2.8 million compared to an income of $0.6 million in the six months of fiscal 2013. The unfavorable impact in the second quarter and six months of fiscal 2014 is mainly attributable to higher foreign currency losses of $0.8 million and $2.6 million, respectively, in the current quarter and six months compared to $0.4 million and $1.2 million, respectively in the comparable prior year periods. The prior year second quarter and six months also had insurance recoveries of $1.8 million in each of the periods.

Earnings Before Income Taxes

	Quarter ended September 29, 2013		Quarter ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$56.4	9.9%	$59.7	10.8%	$(3.3)	(5.6)%

	Six months ended September 29, 2013		Six months ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$112.4	9.6%	$124.0	10.8%	$(11.6)	(9.4)%
As a result of the above, earnings before income taxes in the second quarter of fiscal 2014 decreased $3.3 million or 5.6% compared to the second quarter of fiscal 2013 and earnings before income taxes in the six months of fiscal 2014 decreased $11.6 million or 9.4% compared to the six months of fiscal 2013. Earnings before income taxes as a percentage of net sales were 9.9% for the second quarter of fiscal 2014 compared to 10.8% in the second quarter of fiscal 2013 and 9.6% for the six months of fiscal 2014 compared to 10.8% for the six months of fiscal 2013.

Income Tax Expense

	Quarter ended September 29, 2013		Quarter ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$15.2	2.7%	$16.7	3.0%	$(1.5)	(9.0)%
Effective tax rate	27.0%		28.0%		(1.0)%

	Six months ended September 29, 2013		Six months ended September 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$30.8	2.6%	$35.4	3.1%	$(4.6)	(13.1)%
Effective tax rate	27.4%		28.6%		(1.2)%

The Company’s income tax provisions consist of federal, state and foreign income taxes. The tax provisions for the second quarters of fiscal 2014 and fiscal 2013 were based on the estimated effective tax rates applicable for the full years ending March 31, 2014 and March 31, 2013, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the second quarters of fiscal 2014 and fiscal 2013 were 27.0% and 28.0%, respectively. The effective income tax rates for the six months of fiscal 2014 and fiscal 2013 were 27.4% and 28.6%, respectively. The rate decrease in the second quarter and six months of fiscal 2014 as compared to the comparable prior year periods are primarily due to changes in the mix of earnings among tax jurisdictions and a reduction in income taxes related to a legal entity reorganization of certain foreign subsidiaries.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

Liquidity and Capital Resources
Operating activities provided cash of $91.2 million in the six months of fiscal 2014 compared to $78.8 million in the comparable period of fiscal 2013. In the six months of fiscal 2014, net earnings of $81.6 million and depreciation and amortization of $25.3 million were partially offset by cash used for the increase in primary working capital of $30.3 million, net of currency translation changes. In the first six months of fiscal 2013, net earnings of $88.6 million and depreciation and amortization of $25.1 million were offset by cash used for the increase in primary working capital of $41.1 million, net of currency translation changes.
Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $586.3 million (yielding a primary working capital percentage of 25.8%) at September 29, 2013, $552.7 million (yielding a primary working capital percentage of 24.2%) at March 31, 2013 and $607.2 million at September 30, 2012 (yielding a primary working capital percentage of 27.4%). The primary working capital percentage of 25.8% at September 29, 2013 is 160 basis points higher than that for March 31, 2013, and 160 basis points lower than that for the prior year period.
Primary working capital increased during the six months of fiscal 2014, largely due to an increase in receivables and a decrease in payables.
Primary working capital and primary working capital percentages at September 29, 2013, March 31, 2013 and September 30, 2012 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
September 29, 2013	$467.7	$352.1	$(233.5)	$586.3	$2,275.4	25.8%
March 31, 2013	448.1	353.9	(249.3)	552.7	2,288.5	24.2
September 30, 2012	472.8	366.5	(232.1)	607.2	2,216.8	27.4
Investing activities used cash of $24.3 million in the six months of fiscal 2014, primarily comprised of capital expenditures, compared to $26.6 million used in the comparable period in fiscal 2013.
Financing activities used cash of $49.4 million in the six months of fiscal 2014 primarily due to the repurchase of our common stock for $33.6 million and payment of a cash dividend to our stockholders of $11.9 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $3.3 million. Net borrowings on short-term debt were $0.4 million. In the six months of fiscal 2013, financing activities provided cash of $2.9 million, primarily reflecting borrowings and repayments of $173.3 million and $182.8 million, respectively, on our revolver. Borrowings on long-term and short-term debt were $5.6 million and $5.4 million, respectively, which were partially offset by repayments of long-term debt of $10.6 million in Asia. Exercise of stock options and the related tax benefits contributed $13.9 million.
As a result of the above, total cash and cash equivalents increased by $23.3 million to $272.7 million in the six months of fiscal 2014 compared to an increase of $51.9 million to $212.3 million in the comparable period of fiscal 2013.
All obligations under our 2011 Credit Facility are secured by, among other things, substantially all of our U.S. assets. This credit agreement contains various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under this credit facility.
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
Counterparty Risks
We have entered into interest rate swap agreements, lead forward purchase contracts and foreign exchange forward contracts to manage the risk associated with our exposures. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at September 29, 2013 are $1.9 million (pre-tax), therefore, there is no risk of nonperformance by these counterparties. Those contracts that result in an asset position at September 29, 2013 are $2.4 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.
Interest Rate Risks
We are exposed to changes in variable U.S. interest rates on borrowings under our 2011 Credit Facility. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. We had no interest rate swap agreements as of September 29, 2013.
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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
September 29, 2013	$88.5	94.2	$0.94	19%
March 31, 2013	56.6	56.3	1.00	12
September 30, 2012	40.7	46.8	0.87	10

(1)	Based on approximate annual lead requirements for the periods then ended.
For the remaining two quarters of this fiscal year, we believe approximately 58% of the cost of our lead requirement is known. This takes into account the hedge contracts in place at September 29, 2013, lead purchased by September 29, 2013 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.
We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $4 million and $15 million in the second quarter and six months of fiscal 2014.

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

To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of September 29, 2013 and March 31, 2013 were $99.7 million and $73.1 million, respectively. The details of contracts outstanding as of September 29, 2013 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$33.5	$/€	1.32	18%
Sell Euros for Polish zloty	31.6	PLN/€	4.28	29
Sell Euros for British pounds	22.0	£/€	0.84	28
Sell Euros for Chinese Renminbi	5.1	RMB/€	8.13	50
Sell Australian dollars for U.S. dollars	2.4	$/AUD	0.93	19
Sell U.S. dollars for Mexican pesos	2.5	MXN/$	12.21	50
Sell Australian dollars for Euros	1.5	€/AUD	1.46	8
Other	1.1
Total	$99.7

(1)	Based on the fiscal year currency requirements.
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
Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
July 1 – July 28, 2013	65,279	$51.21	65,279	$58,362,211
July 29 – August 25, 2013	72,705	52.85	72,705	54,519,444
August 26 – September 29, 2013	81,720	54.01	81,720	50,105,433
Total	219,704	$52.80	219,704

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. This repurchase program has been exhausted for fiscal year 2014.

(2)	The Company's Board of Directors authorized the Company to repurchase up to $65 million of its common stock. This authorization expires on March 31, 2014.

Item 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

2.1
Amended and Restated Agreement and Plan of Merger, dated as of September 30, 2013, by and among EnerSys Capital Inc., ECI Merger Corporation, Purcell Systems, Inc. and Fortis Advisors LLC, as representative and with respect to Article VII thereof only (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to EnerSys' Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2012).

10.1
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

10.2
Amendment to the Credit Facility, dated as of August 2, 2013, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers, and the various lending institutions (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on August 6, 2013).

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
Michael J. Schmidtlein
Senior Vice President Finance & Chief Financial Officer
Date: November 6, 2013

EnerSys
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Amended and Restated Agreement and Plan of Merger, dated as of September 30, 2013, by and among EnerSys Capital Inc., ECI Merger Corporation, Purcell Systems, Inc. and Fortis Advisors LLC, as representative and with respect to Article VII thereof only (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to EnerSys' Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 8, 2012).

10.1
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

10.2
Amendment to the Credit Facility, dated as of August 2, 2013, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers, and the various lending institutions (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on August 6, 2013).

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