Form 10-Q
period 2013-12-29
EnerSys
filed 2014-02-05
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2013

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
Common Stock outstanding at January 31, 2014: 47,161,914 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 29, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$211,641	$249,348
Accounts receivable, net of allowance for doubtful accounts: December 29, 2013 - $9,368; March 31, 2013 - $9,292	535,024	448,068
Inventories, net	360,839	353,941
Deferred taxes	41,502	37,786
Prepaid and other current assets	86,619	63,819
Total current assets	1,235,625	1,152,962
Property, plant, and equipment, net	368,356	350,126
Goodwill	429,484	345,499
Other intangible assets, net	156,087	103,701
Other assets	52,790	35,579
Total assets	$2,242,342	$1,987,867
Liabilities and Equity
Current liabilities:
Short-term debt	$32,607	$22,702
Current portion of long-term debt and capital lease obligations	365	311
Accounts payable	242,261	249,359
Accrued expenses	212,818	195,187
Total current liabilities	488,051	467,559
Long-term debt and capital lease obligations	281,033	155,476
Deferred taxes	99,925	88,036
Other liabilities	83,572	90,418
Total liabilities	952,581	801,489
Commitments and contingencies	—	—
Redeemable noncontrolling interests	7,279	11,095
Redeemable equity component of Convertible Notes	11,577	—
Equity:
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 53,257,394 shares issued and 47,227,415 shares outstanding at December 29, 2013; 52,970,281 shares issued and 47,840,204 shares outstanding at March 31, 2013	532	529
Additional paid-in capital	496,055	501,646
Treasury stock, at cost, 6,029,979 shares held as of December 29, 2013; 5,130,077 shares held as of March 31, 2013	(150,344)	(100,776)
Retained earnings	842,342	727,347
Accumulated other comprehensive income	76,326	40,655
Total EnerSys stockholders’ equity	1,264,911	1,169,401
Nonredeemable noncontrolling interests	5,994	5,882
Total equity	1,270,905	1,175,283
Total liabilities and equity	$2,242,342	$1,987,867
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	December 29, 2013	December 30, 2012
Net sales	$643,031	$557,320
Cost of goods sold	475,909	413,622
Gross profit	167,122	143,698
Operating expenses	90,083	80,185
Restructuring charges	12,920	3,776
Goodwill impairment charge	5,179	—
Operating earnings	58,940	59,737
Interest expense	4,597	4,612
Other (income) expense, net	8,193	1,271
Earnings before income taxes	46,150	53,854
Income tax (benefit) expense	(6,240)	15,177
Net earnings	52,390	38,677
Net losses attributable to noncontrolling interests	(2,910)	(507)
Net earnings attributable to EnerSys stockholders	$55,300	$39,184
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.17	$0.81
Diluted	$1.10	$0.80
Dividends per common share	$0.125	$—
Weighted-average number of common shares outstanding:
Basic	47,351,750	48,176,206
Diluted	50,214,782	48,682,346
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine months ended
	December 29, 2013	December 30, 2012
Net sales	$1,809,175	$1,705,442
Cost of goods sold	1,357,564	1,275,099
Gross profit	451,611	430,343
Operating expenses	249,419	232,025
Restructuring charges	14,460	5,441
Goodwill impairment charge	5,179	—
Operating earnings	182,553	192,877
Interest expense	12,987	14,286
Other (income) expense, net	11,066	727
Earnings before income taxes	158,500	177,864
Income tax expense	24,542	50,612
Net earnings	133,958	127,252
Net losses attributable to noncontrolling interests	(3,528)	(1,526)
Net earnings attributable to EnerSys stockholders	$137,486	$128,778
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.89	$2.68
Diluted	$2.77	$2.65
Dividends per common share	$0.375	$—
Weighted-average number of common shares outstanding:
Basic	47,598,076	48,088,580
Diluted	49,641,848	48,609,751

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Nine months ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net earnings	$52,390	$38,677	$133,958	$127,252
Other comprehensive income (loss):
Net unrealized gain on derivative instruments, net of tax	1,322	997	3,612	3,588
Pension funded status adjustment, net of tax	152	(90)	468	(6)
Foreign currency translation adjustment	7,665	12,705	30,332	(3,476)
Total other comprehensive income (loss), net of tax	9,139	13,612	34,412	106
Total comprehensive income	61,529	52,289	168,370	127,358
Comprehensive loss attributable to noncontrolling interests	(3,157)	(679)	(4,787)	(2,119)
Comprehensive income attributable to EnerSys stockholders	$64,686	$52,968	$173,157	$129,477
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	December 29, 2013	December 30, 2012
Cash flows from operating activities
Net earnings	$133,958	$127,252
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38,903	37,779
Non-cash write-off of assets relating to restructuring	5,298	3,636
Non-cash write-off of other assets	5,000	—
Goodwill impairment charge	5,179	—
Derivatives not designated in hedging relationships:
Net losses (gains)	56	(1,541)
Cash settlements	(420)	(1,965)
Provision for doubtful accounts	278	1,132
Deferred income taxes	(24,942)	(1,135)
Non-cash interest expense	6,594	6,512
Stock-based compensation	12,186	10,960
(Gain) loss on disposal of property, plant, and equipment	(301)	128
Changes in assets and liabilities:
Accounts receivable	(46,548)	848
Inventories	5,774	(18,022)
Prepaid and other current assets	(15,720)	(5,747)
Other assets	95	1,030
Accounts payable	(26,348)	(18,441)
Accrued expenses	11,218	(7,373)
Other liabilities	(11,210)	444
Net cash provided by operating activities	99,050	135,497
Cash flows from investing activities
Capital expenditures	(48,856)	(37,624)
Purchases of businesses	(146,196)	—
Proceeds from disposal of property, plant, and equipment	1,373	113
Net cash used in investing activities	(193,679)	(37,511)
Cash flows from financing activities
Net increase in short-term debt	12,264	13,181
Proceeds from revolving credit borrowings	213,100	230,450
Repayments of revolving credit borrowings	(93,300)	(258,150)
Proceeds from long-term debt - other	—	5,556
Payments of long-term debt - other	—	(11,800)
Deferred financing costs	(823)	—
Capital lease obligations	(277)	(253)
Option proceeds (taxes paid related to net share settlement of equity awards), net	(7,945)	8,864
Excess tax benefits from exercise of stock options and vesting of equity awards	4,614	4,965
Purchase of treasury stock	(49,568)	(22,593)
Dividends paid to stockholders	(17,809)	—
Payment of deferred consideration	(4,820)	—
Purchase of noncontrolling interests	(6,012)	(2,131)
Proceeds from noncontrolling interests	—	613
Net cash provided by (used in) financing activities	49,424	(31,298)
Effect of exchange rate changes on cash and cash equivalents	7,498	1,468
Net (decrease) increase in cash and cash equivalents	(37,707)	68,156
Cash and cash equivalents at beginning of period	249,348	160,490
Cash and cash equivalents at end of period	$211,641	$228,646
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
The Company also consolidates certain subsidiaries in which the noncontrolling interest party has within its control the right to require the Company to redeem all or a portion of its interest in the subsidiary. The redeemable noncontrolling interests are reported at their estimated redemption value, and the amount presented in temporary equity is not less than the initial amount reported in temporary equity. Any adjustment to the redemption value impacts retained earnings but does not impact net income or comprehensive income. Noncontrolling interests which are redeemable only upon future events, the occurrence of which is not currently probable, are recorded at carrying value.
Certain amounts in the prior year's financial statements have been reclassified to conform to the current-year presentation for non-cash write-off of assets relating to restructuring.
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

2. Acquisitions

During the third quarter of fiscal 2014, the Company completed the following acquisitions in the Americas, using both cash on hand and borrowings under the 2011 Credit Facility.

On October 8, 2013, the Company completed the acquisition of Purcell Systems Inc., a designer, manufacturer and marketer of thermally managed electronic equipment and battery cabinet enclosures, headquartered in Spokane, Washington, for $119,540, net of cash acquired. The Company acquired tangible and intangible assets, including trademarks, technology, customer relationships and goodwill. Based on preliminary valuations performed, trademarks were valued at $15,000, technology at $5,000, customer relationships at $25,000, and goodwill was recorded at $68,818.

On November 1, 2013, the Company completed the acquisition of Quallion, LLC, a manufacturer of lithium ion cells and batteries for medical devices, defense, aviation and space, headquartered in Sylmer, California, for $25,800, net of cash acquired. The Company acquired tangible and intangible assets, in connection with the acquisition, including trademarks, technology, customer relationships and goodwill. Based on preliminary valuations performed, trademarks were valued at $2,000, technology at $3,000, customer relationships at $4,000, and goodwill was recorded at $11,367.

The Company made an initial allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated respective fair values as of the date of acquisition. The valuation of these tangible and identifiable intangible assets and liabilities is preliminary, subject to completion of a formal valuation process and further management review, and may be retrospectively adjusted, if necessary, as additional information becomes available. The fair valuation estimates particularly subject to change are those relating to accounts receivable and identifiable intangible assets subject to amortization. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The Company expects to finalize the valuations and complete the purchase price allocations by 2014 fiscal year-end.

3. Inventories
Inventories, net consist of:

	December 29, 2013	March 31, 2013
Raw materials	$90,386	$88,787
Work-in-process	124,174	113,119
Finished goods	146,279	152,035
Total	$360,839	$353,941

4. Goodwill Impairment Charge

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. During the third quarter of fiscal 2014, the Company determined that the fair value of its subsidiary in India, which was acquired in fiscal 2012, was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipates from the operations of this subsidiary. Accordingly, the Company recorded a non-cash charge of $5,179 for goodwill impairment relating to this subsidiary.

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nine months ended December 29, 2013
	EMEA	Americas	Asia	Total
Balance at March 31, 2013	$166,708	$150,031	$28,760	$345,499
Goodwill acquired during the period	—	80,415	—	80,415
Goodwill impairment charge	—	—	(5,179)	(5,179)
Foreign currency translation adjustment	10,148	(1,756)	357	8,749

Balance at December 29, 2013	$176,856	$228,690	$23,938	$429,484

5. Fair Value of Financial Instruments
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
The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of December 29, 2013 and March 31, 2013 and the basis for that measurement:

	Total Fair Value Measurement December 29, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$3,151	$—	$3,151	$—
Foreign currency forward contracts	320	—	320	—
Total derivatives	$3,471	$—	$3,471	$—

	Total Fair Value Measurement March 31, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(654)	$—	$(654)	$—
Lead forward contracts	(2,832)	—	(2,832)	—
Foreign currency forward contracts	(11)	—	(11)	—
Total derivatives	$(3,497)	$—	$(3,497)	$—
The fair values of interest rate swap agreements are based on observable prices as quoted for receiving the variable three month LIBOR and paying fixed interest rates and, therefore, were classified as Level 2. At December 29, 2013, the Company had no interest rate swap agreements.
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
The Company’s senior 3.375% convertible notes (“Convertible Notes”), with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On December 29, 2013, the Company’s stock price closed at $70.09 per share. The Convertible Notes have a conversion option of $40.33 per share which equates to 24.7953 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes as of January 2, 2014, the date when the the holders were notified that they can submit the Convertible Notes for conversion. The conversion rate may be adjusted in accordance with the terms of the Convertible Notes and the indenture under which the Convertible Notes were issued. The fair value of these notes represent the trading values based upon quoted market prices and are classified as Level 2. The Convertible Notes were trading at 177% of face value on December 29, 2013, and 126% of face value on March 31, 2013. See Note 11 for further details.
The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at December 29, 2013 and March 31, 2013 were as follows:

	December 29, 2013				March 31, 2013
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$3,521		$3,521		$241		$241
Financial liabilities:
Convertible Notes	$160,923	(2)	$305,325	(3)	$155,273	(2)	$217,350	(3)
Derivatives (1)	50		50		3,738		3,738

(1)	Represents interest rate swap agreements, lead and foreign currency hedges.

(2)	The carrying amounts of the Convertible Notes at December 29, 2013 and March 31, 2013 represent the $172,500 principal value, less the unamortized debt discount (see Note 11 for further details).

(3)	The fair value amounts of the Convertible Notes at December 29, 2013 and March 31, 2013 represent the trading values of the Convertible Notes with a principal value of $172,500.

6. Derivative Financial Instruments
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
Derivatives in Cash Flow Hedging Relationships
Lead Hedge Forward Contracts
The Company enters into lead hedge forward contracts to fix the price for a portion of its lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at December 29, 2013 and March 31, 2013 were 64.2 million pounds and 56.3 million pounds, respectively.
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of December 29, 2013 and March 31, 2013, the Company had entered into a total of $79,803 and $51,366, respectively, of such contracts.
In the coming twelve months, the Company anticipates that $4,017 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.
Derivatives not Designated in Hedging Relationships
Interest Rate Swap Agreements
As of March 31, 2013, the Company maintained interest rate swap agreements that converted $65,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. These agreements expired during the first quarter ended June 30, 2013, and the Company had no interest rate swap agreements as of December 29, 2013. The Company recorded expense relating to changes in the fair value of these agreements in the consolidated condensed statements of income, within other (income) expense, net of $7 and $99 during the third quarter and nine months ended December 30, 2012, respectively.
Foreign Currency Forward Contracts
The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the consolidated condensed statements of income. As of December 29, 2013 and March 31, 2013, the notional amount of these contracts was $23,205 and $21,749, respectively. The Company recorded income in the consolidated condensed statements of income within other (income) expense, net of $124 and $2,058 during the third quarter of fiscal 2014 and fiscal 2013, respectively, and expense of $56 and income of $1,640 for the nine months ended December 29, 2013 and December 30, 2012, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the consolidated condensed balance sheets and derivative gains and losses in the consolidated condensed statements of income:
Fair Value of Derivative Instruments
December 29, 2013 and March 31, 2013

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	December 29, 2013	March 31, 2013	December 29, 2013	March 31, 2013
Prepaid and other current assets
Foreign currency forward contracts	$370	$—	$—	$241
Lead hedge forward contracts	3,070	—	—	—
Other assets
Lead hedge forward contracts	81	—	—	—
Total assets	$3,521	$—	$—	$241
Accrued expenses
Interest rate swap agreements	$—	$—	$—	$654
Lead hedge forward contracts	—	2,832	—	—
Foreign currency forward contracts	—	252	50	—
Total liabilities	$—	$3,084	$50	$654
The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 29, 2013

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$2,657	Cost of goods sold	$1,293
Foreign currency forward contracts	644	Cost of goods sold	225
Total	$3,301		$1,518

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$124
Total		$124
The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 30, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(788)	Cost of goods sold	$(1,785)
Foreign currency forward contracts	1,093	Cost of goods sold	509
Total	$305		$(1,276)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Interest rate swap contracts	Other (income) expense, net	$(7)
Foreign currency forward contracts	Other (income) expense, net	2,058
Total		$2,051

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 29, 2013

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$4,781	Cost of goods sold	$(322)
Foreign currency forward contracts	(454)	Cost of goods sold	(777)
Total	$4,327		$(1,099)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(56)
Total		$(56)
The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 30, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$5,275	Cost of goods sold	$(2,254)
Foreign currency forward contracts	1,094	Cost of goods sold	2,881
Total	$6,369		$627

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Interest rate swap contracts	Other (income) expense, net	$(99)
Foreign currency forward contracts	Other (income) expense, net	1,640
Total		$1,541

7. Income Taxes
The Company’s income tax provisions consist of federal, state and foreign income taxes. The tax provisions for the third quarters of fiscal 2014 and 2013 were based on the estimated effective tax rates applicable for the full years ending March 31, 2014 and March 31, 2013, respectively, after giving effect to items specifically related to the interim periods.
The effective income tax rates for the third quarters of fiscal 2014 and 2013 were (13.5)% and 28.2%, respectively. The effective income tax rates for the first nine months of fiscal 2014 and 2013 were 15.5% and 28.5%, respectively. The rate decrease in the third quarter and nine months of fiscal 2014 compared to the prior year periods is primarily due to the reversal of a previously recognized deferred tax valuation allowance related to one of the Company's foreign subsidiaries of $24,925 and changes in the mix of earnings among tax jurisdictions. The valuation allowance release is the result of an operational restructuring approved during the third quarter of fiscal 2014.

8. Warranties
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

	Quarter ended		Nine months ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Balance at beginning of period	$41,524	$42,639	$42,591	$42,067
Current period provisions	4,326	3,752	14,057	15,240
Costs incurred	(5,132)	(4,308)	(17,448)	(14,886)
Warranty reserves of acquired businesses	2,339	—	2,339	—
Foreign currency translation adjustment	107	161	1,625	(177)
Balance at end of period	$43,164	$42,244	$43,164	$42,244

9. Commitments, Contingencies and Litigation
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
Lead Contracts
To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at December 29, 2013 and March 31, 2013, the Company has hedged the price to purchase 64.2 million pounds and 56.3 million pounds of lead, respectively, for a total purchase price of $61,903 and $56,601, respectively.
Foreign Currency Forward Contracts
The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $103,008 and $73,115, respectively, of foreign currency forward contracts with financial institutions as of December 29, 2013 and March 31, 2013.
Interest Rate Swap Agreements
The Company is exposed to changes in variable U.S. interest rates on borrowings under its 2011 Credit Facility. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. These agreements expired during the first quarter ended June 30, 2013 and the Company had no interest rate swap agreements at December 29, 2013. At March 31, 2013, such agreements converted $65,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

10. Restructuring Plans
During fiscal 2012, the Company announced restructuring plans related to its operations in EMEA, primarily consisting of the transfer of manufacturing of select products between certain of its manufacturing operations and restructuring of its selling, general and administrative operations, which resulted in the reduction of approximately 85 employees upon completion at the end of the second quarter of fiscal 2014. The total charges for these actions amounted to $3,545, primarily from cash expenses for employee severance-related payments. The Company recorded restructuring charges of $3,545 through fiscal 2013, with no additional charges during the nine months of fiscal 2014. The Company incurred $3,346 of costs against the accrual through fiscal 2013, with $185 of additional costs incurred against the accrual during the six months of fiscal 2014. This plan was completed as of September 29, 2013.
During fiscal 2013, the Company announced a further restructuring related to improving the efficiency of its manufacturing operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $8,100, primarily from cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately 130 employees upon completion. During fiscal 2013, the Company recorded restructuring charges of $3,998, consisting of non-cash charges of $1,399 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $2,599. The Company recorded an additional $2,381 in charges during the nine months of fiscal 2014. During fiscal 2013, the Company incurred $952 of costs against the accrual, with an additional $2,086 of costs incurred during the nine months of fiscal 2014. As of December 29, 2013, the reserve balance associated with these actions is $2,017. The Company expects to be committed to an additional $296 of restructuring charges in fiscal 2014 related to these actions, and expects to complete the program during fiscal 2015.
During fiscal 2013, the Company announced a restructuring related to the closure of its manufacturing facility located in Chaoan, People's Republic of China, pursuant to which the Company will transfer the manufacturing at that location to its other facilities in the People's Republic of China, to improve operational efficiencies. The Company estimates that the total charges related to this action will amount to $3,400. During fiscal 2013, the Company recorded restructuring charges of $2,691, consisting of non-cash charges of $2,290 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $401. During the nine months of fiscal 2014, $157 of additional other restructuring charges were accrued. During fiscal 2013, the Company incurred $221 in costs against the accrual, with an additional $294 of costs incurred during the nine months of fiscal 2014. As of December 29, 2013, the reserve balance associated with this action is $44. The Company expects to be committed to an additional $550 of restructuring charges related to these actions and expects to complete the restructuring during fiscal 2014.
During fiscal 2014, the Company announced further restructuring programs to improve the efficiency of its manufacturing operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consists of the transfer of motive power and a portion of reserve power battery manufacturing to the Company's facilities in Western Europe. The Company estimates that the total charges for all actions announced during fiscal 2014 will amount to approximately $27,000, primarily from non-cash charges related to the write-off of fixed assets and inventory of $13,000, along with cash charges for employee severance-related payments and other charges of $14,000. The Company estimates that these actions will result in the reduction of approximately 460 employees upon completion. During the nine months of fiscal 2014, the Company recorded restructuring charges of $11,922 consisting of non-cash charges of $5,298 related to the write-off of fixed assets and inventory, along with cash charges of $6,624 related to employee severance. During the nine months of fiscal 2014 the Company incurred $408 in costs against the accrual. As of December 29, 2013, the reserve balance associated with these actions is $6,445. The Company expects to be committed to an additional $7,000 of restructuring charges in fiscal 2014 related to these actions, comprising of non-cash charges of $4,400 and cash charges of $2,600 and expects to complete the program during fiscal 2015.
A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2013	$1,738	$221	$1,959
Accrued	7,887	1,275	9,162
Costs incurred	(2,596)	(377)	(2,973)
Foreign currency impact and other	325	33	358
Balance as of December 29, 2013	$7,354	$1,152	$8,506

11. Debt
The following summarizes the Company’s long-term debt including capital lease obligations:

	December 29, 2013	March 31, 2013
3.375% Convertible Notes, net of discount, due 2038	$160,923	$155,273
2011 Credit Facility, due 2018	119,800	—
Capital lease obligations and other	675	514
	281,398	155,787
Less current portion	365	311
Total long-term debt and capital lease obligations	$281,033	$155,476
3.375% Convertible Notes
The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased. Prior to maturity, the holders may convert their Convertible Notes into shares of the Company’s common stock at any time after March 1, 2015 or prior to that date under certain circumstances. When issued, the initial conversion rate was 24.6305 shares per one thousand dollars in principal amount of Convertible Notes, which was equivalent to an initial conversion price of $40.60 per share. The conversion rate as of January 2, 2014, the date when the the holders were notified that they can submit the Convertible Notes for conversion was 24.7953 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes due to the cumulative impact of cash dividends paid on the Company's common stock. The conversion price is subject to adjustment under certain circumstances. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares.
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
At December 31, 2013, the closing price of the Company's common stock exceeded 130% of the conversion price for more than 20 trading days during the period of 30 consecutive trading days ending December 31, 2013, thereby satisfying one of the early conversion events and as a result, the Convertible Notes became convertible on demand, and the holders were notified that they can elect to submit the Convertible Notes for conversion, between the notification date of January 2, 2014 and March 31, 2014. The carrying value of the Convertible Notes of $160,923 continues to be reported as long-term debt on the Consolidated Condensed Balance Sheet as of December 29, 2013 as the Company intends to draw on the $350,000, 2011 Credit Facility to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the Convertible Notes was approximately $305,325 as of December 29, 2013.
This optional conversion period is reset each quarter and the Company will reassess on the last day of each calendar quarter.
In addition, upon becoming convertible, a portion of the equity component that was recorded upon the issuance of the Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Consolidated Condensed Balance Sheet. Such amount was determined based on the cash considerations to be paid upon conversion and the carrying amount of the debt. As the holders of the Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the Convertible Notes, the reclassification into temporary equity as of December 29, 2013 was $11,577 based on the Convertible Notes principal of $172,500 and the carrying value of $160,923. If a conversion event takes place in the following quarter, this temporary equity balance will be recalculated based on the difference between the Convertible Notes principal and the debt carrying value. If the Convertible Notes are settled during the fourth quarter of fiscal 2014, an amount equal to the fair value of the liability component immediately prior to the settlement will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction of EnerSys stockholders’ equity.
The Convertible Notes are general senior unsecured obligations of the Company and will rank equally in right of payment to all of its other senior unsecured indebtedness and senior in right of payment with all indebtedness that is contractually subordinated to the notes. The Convertible Notes will be structurally subordinated to all existing and future claims of the Company's (including subsidiaries) creditors, including trade creditors, and will be effectively subordinated to any of our secured indebtedness (including capital leases) to the extent of the value of our assets that secure such indebtedness.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the Convertible Notes as of December 29, 2013 and March 31, 2013:

	December 29, 2013	March 31, 2013
Principal	$172,500	$172,500
Unamortized discount	(11,577)	(17,227)
Net carrying amount	$160,923	$155,273
As of December 29, 2013, the remaining discount will be amortized over a period of 17 months. The conversion price of the $172,500 in aggregate principal amount of the Convertible Notes as of January 2, 2014, is $40.33 per share and the number of shares on which the aggregate consideration is to be delivered upon conversion is 4,277,213.
The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,923 and $1,768, respectively, during the quarters ended December 29, 2013 and December 30, 2012 and $5,650 and $5,195, respectively, during the nine months ended December 29, 2013 and December 30, 2012.
2011 Credit Facility
The Company had $119,800 revolver borrowings outstanding under its 2011 Credit Facility as of December 29, 2013. These borrowings were primarily utilized to fund new acquisitions.
Short-Term Debt
As of December 29, 2013 and March 31, 2013, the Company had $32,607 and $22,702, respectively, of short-term borrowings from banks. The weighted-average interest rates on these borrowings were approximately 6% and 11%, respectively.
Available Lines of Credit
As of December 29, 2013 and March 31, 2013, the Company had available and undrawn, under all its lines of credit, $349,097 and $469,123, respectively, including $120,147 and $120,373, respectively, of uncommitted lines of credit as of December 29, 2013 and March 31, 2013.
As of December 29, 2013 and March 31, 2013, the Company had $1,322 and $11,854, respectively, of standby letters of credit.
Amendment to 2011 Credit Facility
In August 2013 and December 2013, the Company amended its 2011 Credit Facility. The key amendments to the agreement were extending the maturity until September 2018, and increasing flexibility for entering into acquisitions and joint ventures, divestitures, stock buybacks and cash dividend payments. The Company incurred $823 in deferred financing fees in connection with the amendments.

12. Retirement Plans
The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Service cost	$84	$93	$211	$183
Interest cost	153	161	614	604
Expected return on plan assets	(200)	(190)	(544)	(471)
Amortization and deferral	106	97	109	53
Net periodic benefit cost	$143	$161	$390	$369

	United States Plans		International Plans
	Nine months ended		Nine months ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Service cost	$265	$255	$617	$536
Interest cost	465	488	1,790	1,789
Expected return on plan assets	(597)	(567)	(1,580)	(1,400)
Amortization and deferral	373	298	320	156
Net periodic benefit cost	$506	$474	$1,147	$1,081

13. Stock-Based Compensation
As of December 29, 2013, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of stock-based compensation.
The Company recognized stock-based compensation expense associated with its equity incentive plans of $4,594 for the third quarter of fiscal 2014 and $3,762 for the third quarter of fiscal 2013. The Company recognized stock-based compensation expense associated with its equity incentive plans of $12,186 for the nine months ended December 29, 2013 and $10,960 for the nine months ended December 30, 2012.
During the nine months ended December 29, 2013, the Company granted to non-employee directors 21,269 restricted stock units, pursuant to the EnerSys Deferred Compensation Plan for Non-Employee Directors.
During the nine months ended December 29, 2013, the Company granted to management and other key employees 158,629 restricted stock units that vest 25% each year over four years from the date of grant, and 189,438 market share units that vest three years from the date of grant.
Common stock activity during the nine months ended December 29, 2013 included the exercise of 5,859 options and the vesting of 216,432 restricted stock units and 222,123 market share units.
As of December 29, 2013, there were 72,127 non-qualified stock options, 566,969 restricted stock units and 669,428 market share units outstanding.

14. Stockholders’ Equity and Noncontrolling Interests
Common Stock
The following demonstrates the change in the number of shares of Common Stock outstanding during the nine months ended December 29, 2013:

Shares outstanding as of March 31, 2013	47,840,204
Purchase of treasury stock	(899,902)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	287,113

Shares outstanding as of December 29, 2013	47,227,415
Treasury Stock
During the nine months ended December 29, 2013, the Company purchased 899,902 shares of its common stock for $49,568. At December 29, 2013 and March 31, 2013, the Company held 6,029,979 and 5,130,077 shares as treasury stock, respectively.

Accumulated Other Comprehensive Income ("AOCI")
The components of AOCI, net of tax, are as follows:

	March 31, 2013	Before Reclassifications	Amounts Reclassified from AOCI	December 29, 2013
Pension funded status adjustment	$(13,169)	$—	$468	$(12,701)
Net unrealized (loss) gain on derivative instruments	(832)	2,921	691	2,780
Foreign currency translation adjustment	54,656	31,591	—	86,247
Accumulated other comprehensive income	$40,655	$34,512	$1,159	$76,326

The following table presents reclassifications from AOCI during the third quarter ended December 29, 2013:

Components of AOCI	Amounts Reclassified from AOCI	Location of Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(1,518)
Tax expense	563
Net unrealized gain on derivative instruments, net of tax	$(955)	Cost of goods sold

Defined benefit pension costs:
Prior service costs and deferrals	$236
Tax benefit	(84)
Net periodic benefit cost, net of tax	$152	Net periodic benefit cost, included in Cost of goods sold, Operating expenses - See Note 12

The following table presents reclassifications from AOCI during the nine months ended December 29, 2013:

Components of AOCI	Amounts Reclassified from AOCI	Location of Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,099
Tax benefit	(408)
Net unrealized loss on derivative instruments, net of tax	$691	Cost of goods sold

Defined benefit pension costs:
Prior service costs and deferrals	$708
Tax benefit	(240)
Net periodic benefit cost, net of tax	$468	Net periodic benefit cost, included in Cost of goods sold, Operating expenses - See Note 12

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the nine months ended December 29, 2013:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2013	$1,169,401	$5,882	$1,175,283
Total comprehensive income:
Net earnings attributable to EnerSys stockholders and nonredeemable noncontrolling interests	137,486	53	137,539
Net unrealized gain on derivative instruments, net of tax	3,612	—	3,612
Pension funded status adjustment, net of tax	468	—	468
Foreign currency translation adjustment	31,591	59	31,650
Total other comprehensive income, net of tax	35,671	59	35,730
Total comprehensive income	173,157	112	173,269
Other changes in equity:
Purchase of treasury stock	(49,568)	—	(49,568)
Cash dividends - common stock ($0.375 per share)	(17,809)	—	(17,809)
Reclassification of redeemable equity component of Convertible Notes	(11,577)	—	(11,577)
Purchase of subsidiary shares from redeemable noncontrolling interest	(2,866)	—	(2,866)
Other, including activity related to equity awards	4,173	—	4,173
Balance as of December 29, 2013	$1,264,911	$5,994	$1,270,905
The following demonstrates the change in redeemable noncontrolling interests during the nine months ended December 29, 2013:

Redeemable Noncontrolling Interests
Balance as of March 31, 2013	$11,095
Net losses	(3,581)
Redemption value adjustment	4,229
Purchase of subsidiary shares from redeemable noncontrolling interest	(3,146)
Foreign currency translation adjustment	(1,318)
Balance as of December 29, 2013	$7,279

During the current quarter of fiscal 2014, the Company recorded an increase to redeemable noncontrolling interests of $4,229 to reflect the estimated redemption value of the redeemable noncontrolling interests. Any adjustment to the redemption value impacts retained earnings but does not impact net income. The Company thereafter negotiated with the redeemable noncontrolling interest shareholders to acquire all of their redeemable noncontrolling interest shares of $3,146 for $6,012. The difference between the amount paid and the carrying value of the noncontrolling interest was recorded as a reduction to additional paid-in capital and the noncontrolling interest was eliminated as of December 29, 2013.

15. Earnings Per Share
The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Nine months ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net earnings attributable to EnerSys stockholders	$55,300	$39,184	$137,486	$128,778
Weighted-average number of common shares outstanding:
Basic	47,351,750	48,176,206	47,598,076	48,088,580
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	1,190,816	506,140	940,721	521,171
Convertible Notes	1,672,216	—	1,103,051	—
Diluted weighted-average number of common shares outstanding	50,214,782	48,682,346	49,641,848	48,609,751
Basic earnings per common share attributable to EnerSys stockholders	$1.17	$0.81	$2.89	$2.68
Diluted earnings per common share attributable to EnerSys stockholders	$1.10	$0.80	$2.77	$2.65
Anti-dilutive equity awards not included in diluted weighted-average common shares	—	—	8,881	131,594
The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes as of December 29, 2013, is 4,277,213. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration ("conversion premium") in cash, shares of the Company’s common stock or a combination of cash and shares. During the third quarter of fiscal 2014, the average price of the Company's common stock of $66.90 per share exceeded the conversion price of $40.60 per share on the Convertible Notes. For the current quarter and nine months ended December 29, 2013, 1,672,216 and 1,103,051 shares, respectively, relating to the conversion premium on the Convertible Notes were included in the diluted earnings per share using the "if converted" method.

16. Business Segments
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
Summarized financial information related to the Company's reportable segments for the quarters and nine months ended December 29, 2013 and December 30, 2012, is shown below:

	Quarter ended		Nine months ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net sales by segment to unaffiliated customers
EMEA	$251,273	$231,434	$705,614	$683,938
Americas	326,932	275,752	930,238	841,380
Asia	64,826	50,134	173,323	180,124
Total net sales	$643,031	$557,320	$1,809,175	$1,705,442
Net sales by product line
Reserve power	$328,787	$265,167	$901,100	$839,747
Motive power	314,244	292,153	908,075	865,695
Total net sales	$643,031	$557,320	$1,809,175	$1,705,442
Intersegment sales
EMEA	$20,119	$14,270	$56,692	$59,654
Americas	7,360	7,359	25,629	27,056
Asia	5,138	9,531	22,901	23,675
Total intersegment sales (1)	$32,617	$31,160	$105,222	$110,385
Operating earnings by segment
EMEA	$21,367	$14,929	$52,693	$46,170
Americas	48,484	45,334	133,352	133,420
Asia	7,188	3,250	16,147	18,728
Restructuring charges - EMEA	(12,762)	(1,085)	(14,302)	(2,750)
Restructuring charges - Asia	(158)	(2,691)	(158)	(2,691)
Goodwill impairment - Asia	(5,179)	—	(5,179)	—
Total operating earnings (2)	$58,940	$59,737	$182,553	$192,877

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

17. Subsequent Events
On January 27, 2014, the Company completed the acquisition of UTS Holdings Sdn. Bhd. and its subsidiaries, a distributor of motive and reserve power battery products and services, headquartered in Kuala Lumpur, Malaysia, representing an investment of approximately $30,000.
On January 30, 2014, the Company announced the declaration of a quarterly cash dividend of $0.125 per share of common stock to be paid on March 28, 2014, to stockholders of record as of March 14, 2014.

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
In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Quarterly Report on Form 10-Q. EnerSys’ management uses the non-GAAP measures “primary working capital”, “primary working capital percentage” and capital expenditures in its evaluation of business segment cash flow and financial position performance. These disclosures have limitations as an analytical tool, should not be viewed as a substitute for cash flow determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information is helpful in understanding the Company’s ongoing operating results.

Overview
EnerSys (the “Company,” “we,” or “us”) is the world’s largest manufacturer, marketer and distributor of industrial batteries. We also manufacture, market and distribute products such as battery chargers, power equipment, battery accessories, and outdoor equipment enclosure solutions. Additionally, we provide related aftermarket and customer-support services for our products. We market our products globally to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force.
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

During the current quarter, we completed the acquisition of Purcell Systems, Inc., a designer, manufacturer and marketer of thermally managed electronic equipment and battery cabinet enclosures, headquartered in Spokane, Washington. With the acquisition of Purcell Systems, Inc., we will be supplementing our reserve power products with thermally managed cabinets and enclosures for electronic equipment and batteries. We also completed the acquisition of Quallion LLC, a manufacturer of lithium ion cells and batteries for high integrity applications including implantable medical devices, defense, aviation and space, headquartered in Sylmar, California.
Economic Climate
Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. The Americas economic activity continues to be strong. Our overall Asia region's economic growth is slowing but has been positively impacted by increased capital spending in telecommunications. The EMEA economy appears to have stabilized and should experience flat to moderate growth.
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
Customer Pricing
Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the current quarter and nine months of fiscal 2014, our selling prices increased slightly, compared to the comparable prior year periods.
Liquidity and Capital Resources
Our capital structure and liquidity remain strong. As of December 29, 2013, we had $211.6 million of cash and cash equivalents and $349 million, undrawn and available under all our lines of credit including approximately $120 million of uncommitted credit lines. A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.
The Convertible Notes became convertible at the option of the holders effective January 2, 2014, as described in Note 11. If the Convertible Notes holders would exercise their conversion rights, we would pay the principal amount by drawing on our $350 million 2011 Credit Facility and, at our election, issue shares or pay cash for any remaining value.
Our leverage has increased in fiscal 2014 mainly due to increased acquisitions activity, initiation of quarterly dividend payments and continuation of our share repurchase program. We believe that our strong capital structure and liquidity affords us access to capital for future acquisition and stock repurchase opportunities and continued dividend payments.

Results of Operations
Net Sales

	Quarter ended December 29, 2013		Quarter ended December 30, 2012		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
EMEA	$251.3	39.1%	$231.4	41.5%	$19.9	8.6%
Americas	327.0	50.8%	275.8	49.5%	51.2	18.6%
Asia	64.8	10.1%	50.1	9.0%	14.7	29.3%
Total net sales	$643.1	100.0%	$557.3	100.0%	$85.8	15.4%

	Nine months ended December 29, 2013		Nine months ended December 30, 2012		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
EMEA	$705.6	39.0%	$683.9	40.1%	$21.7	3.2%
Americas	930.3	51.4%	841.4	49.3%	88.9	10.6%
Asia	173.3	9.6%	180.1	10.6%	(6.8)	(3.8)%
Total net sales	$1,809.2	100.0%	$1,705.4	100.0%	$103.8	6.1%

Net sales increased $85.8 million or 15.4% in the third quarter of fiscal 2014 from the comparable period in fiscal 2013. This increase for the quarter was the result of a 9% increase in organic volume and a 6% increase due to acquisitions.

Net sales increased $103.8 million or 6.1% in the nine months of fiscal 2014 from the comparable period in fiscal 2013. This increase for the nine months was the result of a 4% increase in organic volume and a 2% increase due to acquisitions.
Segment sales
The EMEA segment’s net sales increased $19.9 million or 8.6% in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013, primarily due to a 6% increase in organic volume and a 3% increase in foreign currency translation impact. Net sales increased $21.7 million or 3.2% in the nine months of fiscal 2014, as compared to the nine months of fiscal 2013, primarily due to an increase of approximately 2% related to currency translation impact and a 1% increase in pricing.
The Americas segment’s net sales increased $51.2 million or 18.6% in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013, primarily due to an increase of approximately 7% in organic volume and a 12% increase due to acquisitions. Net sales increased $88.9 million or 10.6% in the nine months of fiscal 2014, as compared to the nine months of fiscal 2013, primarily due to higher organic volume of approximately 7% and a 4% increase due to acquisitions.
The Asia segment’s net sales increased $14.7 million or 29.3% in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013, primarily due to higher organic volume of 34% partially offset by a decrease due to foreign currency translation impact of approximately 4% and a 1% decrease in pricing. Net sales decreased $6.8 million or 3.8% in the nine months of fiscal 2014, as compared to the nine months of fiscal 2013, primarily due to a decrease of approximately 3% due to foreign currency translation and a 2% decrease due to pricing, partially offset by an increase of 1% due to organic volume.

Product line sales

	Quarter ended December 29, 2013		Quarter ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$328.8	51.1%	$265.2	47.6%	$63.6	24.0%
Motive power	314.3	48.9%	292.1	52.4%	22.2	7.6%
Total net sales	$643.1	100.0%	$557.3	100.0%	$85.8	15.4%

	Nine months ended December 29, 2013		Nine months ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$901.1	49.8%	$839.8	49.2%	$61.3	7.3%
Motive power	908.1	50.2%	865.6	50.8%	42.5	4.9%
Total net sales	$1,809.2	100.0%	$1,705.4	100.0%	$103.8	6.1%

Net sales of our reserve power products in the third quarter of fiscal 2014 increased $63.6 million or 24.0% compared to the third quarter of fiscal 2013. Organic volume and acquisitions contributed to this improvement by approximately 11% and 13%, respectively. Net sales in the nine months of fiscal 2014 increased $61.3 million or 7.3% compared to the nine months of fiscal 2013. Organic volume and acquisitions contributed to this improvement by approximately 3% and 4%, respectively.
Net sales of our motive power products in the third quarter of fiscal 2014 increased by $22.2 million or 7.6% compared to the third quarter of fiscal 2013. An improvement of approximately 7% in organic volume and a 1% increase due to foreign currency translation impact contributed to this improvement in the third quarter of fiscal 2014. Net sales in the nine months of fiscal 2014 increased $42.5 million or 4.9% compared to the nine months of fiscal 2013, primarily due to a 4% increase in organic volume and a combined 1% increase due to pricing and foreign currency translation impact.

Gross Profit

	Quarter ended December 29, 2013		Quarter ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$167.2	26.0%	$143.7	25.8%	$23.5	16.3%

	Nine months ended December 29, 2013		Nine months ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$451.6	25.0%	$430.3	25.2%	$21.3	4.9%

Gross profit increased $23.5 million or 16.3% in the third quarter of fiscal 2014 and increased $21.3 million or 4.9% in the nine months of fiscal 2014 compared to the comparable periods of fiscal 2013. Gross profit, as a percentage of net sales increased 20 basis points in the third quarter but decreased 20 basis points in the nine months of fiscal 2014, when compared to the comparable periods of fiscal 2013. The increase in the current quarter is primarily attributed to higher volume and pricing partially offset by higher commodity costs. The decrease in the nine months of fiscal 2014 compared to the prior year nine months is primarily due to higher commodity costs partially offset by higher volume and pricing.

Operating Items

	Quarter ended December 29, 2013		Quarter ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$90.1	14.0%	$80.2	14.4%	$9.9	12.3%
Restructuring charges	$13.0	2.0%	$3.7	0.7%	$9.3	NM
Goodwill impairment charge	$5.2	0.8%	$—	—%	$5.2	NM
NM = not meaningful

	Nine months ended December 29, 2013		Nine months ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$249.4	13.8%	$232.0	13.6%	$17.4	7.5%
Restructuring charges	$14.5	0.8%	$5.4	0.3%	$9.1	NM
Goodwill impairment charge	$5.2	0.3%	$—	—%	$5.2	NM
Operating expenses as a percentage of net sales decreased 40 basis points in the third quarter and increased 20 basis points in the nine months of fiscal 2014 compared to the third quarter and nine months of fiscal 2013. Operating expenses, excluding the effect of foreign currency translation, increased $10.1 million or 12.6% in the third quarter of fiscal 2014 and increased $18.1 million or 7.8% in the nine months of fiscal 2014 compared to the nine months of fiscal 2013. Increase in operating expenses in both the quarter and nine months is primarily due to increased sales volume, acquisitions, acquisition related fees and payroll related expenses. Selling expenses, our main component of operating expenses, were 55.4% and 57.5% of total operating expenses in the third quarter and nine months of fiscal 2014, respectively, compared to 58.0% and 59.4% of total operating expenses in the third quarter and nine months of fiscal 2013, respectively.
Restructuring charges
Included in our third quarter and nine months of fiscal 2014 operating results are $13.0 million and $14.5 million of restructuring charges, respectively, primarily for staff reductions and write-off of fixed assets and inventory in EMEA and relocating our motive power and a portion of our reserve power manufacturing from Bulgaria to our facilities in Western Europe. Included in our third quarter and nine months of fiscal 2013 operating results are $3.7 million and $5.4 million of restructuring charges, respectively, primarily for staff reductions and write-off of fixed assets and inventory in EMEA and Asia.
Goodwill impairment charge
Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. During the third quarter of fiscal 2014, we determined that the fair value of our subsidiary in India, which was acquired in fiscal 2012, was less than its carrying amount based on our analysis of the estimated future expected cash flows we anticipate from the operations of this subsidiary. Accordingly, we recorded a non-cash charge of $5,179 for goodwill impairment relating to this subsidiary (see Note 4 to the Consolidated Condensed Financial Statements).

Operating Earnings

	Quarter ended December 29, 2013		Quarter ended December 30, 2012		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
EMEA	$21.4	8.5%	$14.9	6.5%	$6.5	43.1%
Americas	48.5	14.8	45.3	16.4	3.2	6.9
Asia	7.2	11.1	3.3	6.5	3.9	121.2
Subtotal	77.1	12.0	63.5	11.4	13.6	21.3
Restructuring charges - EMEA	(12.8)	(5.1)	(1.0)	(0.5)	(11.8)	NM
Restructuring charges - Asia	(0.2)	(0.2)	(2.7)	(5.4)	2.5	NM
Goodwill impairment charge - Asia	(5.2)	(8.0)	—	—	(5.2)	NM
Total operating earnings	$58.9	9.2%	$59.8	10.7%	$(0.9)	(1.3)%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.
NM = not meaningful

	Nine months ended December 29, 2013		Nine months ended December 30, 2012		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
EMEA	$52.7	7.5%	$46.2	6.8%	$6.5	14.1%
Americas	133.4	14.3	133.3	15.9	0.1	0.1
Asia	16.1	9.3	18.8	10.4	(2.7)	(13.8)
Subtotal	202.2	11.2	198.3	11.6	3.9	2.0
Restructuring charges - EMEA	(14.3)	(2.0)	(2.7)	(0.4)	(11.6)	NM
Restructuring charges - Asia	(0.2)	(0.1)	(2.7)	(1.5)	2.5	NM
Goodwill impairment charge - Asia	(5.2)	(3.0)	—	—	(5.2)	NM
Total operating earnings	$182.5	10.1%	$192.9	11.3%	$(10.4)	(5.4)%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $0.9 million or 1.3% in the third quarter and decreased $10.4 million or 5.4% in the nine months of fiscal 2014 compared to the third quarter and nine months of fiscal 2013. Operating earnings as a percentage of net sales, decreased 150 basis points in the third quarter of fiscal 2014 and decreased 120 basis points in the nine months of fiscal 2014 when compared to the comparable periods of fiscal 2013.
The EMEA segment's operating earnings, excluding restructuring charges discussed above, increased in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, with the operating margin increasing 200 basis points to 8.5%. Operating earnings, excluding restructuring charges, increased in the nine months of fiscal 2014 in comparison to the comparable period in the prior year, with the operating margin increasing 70 basis points to 7.5%. This improvement in EMEA earnings primarily reflects the increase in organic volume in the third quarter and a positive impact due to restructuring programs in both the current quarter and year to date periods.
The Americas segment had an increase in operating earnings in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, with the operating margin decreasing 160 basis points to 14.8%. Operating earnings increased slightly in the nine months of fiscal 2014 in comparison to the comparable period in the prior year, with the operating margin decreasing 160 basis points to 14.3%. This decrease in both the quarter and nine months of fiscal 2014 compared to the prior year periods is primarily attributable to higher commodity costs and operating expenses and a less favorable product mix, partially offset by higher volume.
Operating earnings, excluding restructuring and goodwill impairment charges, increased in the Asia segment in the third quarter compared to the third quarter of fiscal 2013, with the operating margin increasing by 460 basis points to 11.1% primarily due to a significant improvement in organic volume of approximately 34%. Operating earnings decreased in the nine months of fiscal 2014 in comparison to the comparable period in the prior year, with the operating margin decreasing 110 basis points to 9.3%. The decrease in operating margin was primarily due to a less favorable product mix in the nine months of fiscal 2014 compared to the comparable prior year period.

Interest Expense

	Quarter ended December 29, 2013		Quarter ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$4.6	0.7%	$4.6	0.8%	$—	—%

	Nine months ended December 29, 2013		Nine months ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$13.0	0.7%	$14.3	0.8%	$(1.3)	(9.1)%

Interest expense of $4.6 million in the third quarter of fiscal 2014 (net of interest income of $0.3 million) was comparable to the interest expense of $4.6 million in the third quarter of fiscal 2013 (net of interest income of $0.6 million). Interest expense of $13.0 million in the nine months of fiscal 2014 (net of interest income of $0.7 million) was $1.3 million lower than the interest expense of $14.3 million in the nine months of fiscal 2013 (net of interest income of $1.0 million).
The decrease in interest expense in the nine months of fiscal 2014 compared to the comparable prior year period is primarily due to lower average debt outstanding.
Included in interest expense are non-cash charges for deferred financing fees of $0.3 million and $0.9 million, respectively, in the third quarter and nine months of fiscal 2014 and $0.4 million and $1.0 million, respectively, in the third quarter and nine months of fiscal 2013.
Included in interest expense is non-cash, accreted interest on the Convertible Notes of $1.9 million and $5.6 million, respectively, in the third quarter and nine months of fiscal 2014 and $1.8 million and $5.2 million, respectively, in the third quarter and nine months of fiscal 2013 (see Note 11 to the Consolidated Condensed Financial Statements).
Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $267.7 million and $213.9 million in the third quarter and nine months of fiscal 2014, respectively, compared to $249.3 million and $258.8 million in the third quarter and nine months of fiscal 2013. The decrease in the nine months was mainly due to the repayment of outstanding debt under our 2011 Credit Facility and term loans in Asia. The average Convertible Notes discount excluded from our average debt outstanding was $12.6 million and $14.5 million in the third quarter and nine months of fiscal 2014, respectively, and $20.0 million and $21.7 million, respectively, in the third quarter and nine months of fiscal 2013.

Other (Income) Expense, Net

	Quarter ended December 29, 2013		Quarter ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$8.2	1.3%	$1.3	0.2%	$6.9	NM
NM = not meaningful

	Nine months ended December 29, 2013		Nine months ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$11.0	0.6%	$0.7	—%	$10.3	NM
Other (income) expense, net in the third quarter of fiscal 2014 was an expense of $8.2 million compared to an expense of $1.3 million in the third quarter of fiscal 2013. Other (income) expense, net in the nine months of fiscal 2014 was an expense of $11.0 million compared to an expense of $0.7 million in the nine months of fiscal 2013. The unfavorable impact in the third quarter and nine months of fiscal 2014 is mainly attributable to write-offs relating to non-operating assets and other charges of $6.5 million in both the periods, higher foreign currency losses of $1.2 million and $3.8 million, in the current quarter and nine months, respectively, compared to $0.4 million and $1.6 million, respectively, in the comparable prior year periods. The prior year's nine months also had insurance recoveries of $1.8 million.

Earnings Before Income Taxes

	Quarter ended December 29, 2013		Quarter ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$46.1	7.2%	$53.9	9.7%	$(7.8)	(14.3)%

	Nine months ended December 29, 2013		Nine months ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$158.5	8.8%	$177.9	10.4%	$(19.4)	(10.9)%
As a result of the above, earnings before income taxes in the third quarter of fiscal 2014 decreased $7.8 million or 14.3% compared to the third quarter of fiscal 2013 and earnings before income taxes in the nine months of fiscal 2014 decreased $19.4 million or 10.9% compared to the nine months of fiscal 2013. Earnings before income taxes as a percentage of net sales were 7.2% for the third quarter of fiscal 2014 compared to 9.7% in the third quarter of fiscal 2013 and 8.8% for the nine months of fiscal 2014 compared to 10.4% for the nine months of fiscal 2013.

Income Tax Expense

	Quarter ended December 29, 2013		Quarter ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$(6.3)	(1.0)%	$15.2	2.7%	$(21.5)	NM
Effective tax rate	(13.5)%		28.2%		(41.7)%
NM = not meaningful

	Nine months ended December 29, 2013		Nine months ended December 30, 2012		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$24.5	1.4%	$50.6	3.0%	$(26.1)	(51.5)%
Effective tax rate	15.5%		28.5%		(13.0)%

The Company’s income tax provisions consist of federal, state and foreign income taxes. The tax provisions for the third quarters of fiscal 2014 and fiscal 2013 were based on the estimated effective tax rates applicable for the full years ending March 31, 2014 and March 31, 2013, respectively, after giving effect to items specifically related to the interim periods.

The effective income tax rates for the third quarters of fiscal 2014 and fiscal 2013 were (13.5)% and 28.2%, respectively. The effective income tax rates for the nine months of fiscal 2014 and fiscal 2013 were 15.5% and 28.5%, respectively. The rate decrease in the third quarter and nine months of fiscal 2014 as compared to the comparable prior year periods is primarily due to the reversal of a previously recognized deferred tax valuation allowance related to one of our foreign subsidiaries of $24.9 million and changes in the mix of earnings among tax jurisdictions. The valuation allowance release is the result of an operational restructuring approved during the third quarter of fiscal 2014.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

Liquidity and Capital Resources
Operating activities provided cash of $99.1 million in the nine months of fiscal 2014 compared to $135.5 million in the comparable period of fiscal 2013. In the nine months of fiscal 2014, net earnings of $134.0 million, depreciation and amortization of $38.9 million, non-cash charges relating to write-off of goodwill and other assets of $10.2 million, and restructuring charges of $5.3 million, were partially offset by cash used for the increase in primary working capital of $67.1 million and deferred taxes of $24.9 million, net of currency translation changes. In the first nine months of fiscal 2013, net earnings of $127.3 million and depreciation and amortization of $37.8 million were offset by cash used for the increase in primary working capital of $35.6 million, net of currency translation changes.
Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $653.6 million (yielding a primary working capital percentage of 25.4%) at December 29, 2013, $552.7 million (yielding a primary working capital percentage of 24.2%) at March 31, 2013 and $611.7 million at December 30, 2012 (yielding a primary working capital percentage of 27.4%). The primary working capital percentage of 25.4% at December 29, 2013 is 120 basis points higher than that for March 31, 2013, and 200 basis points lower than that for the prior year period.
Primary working capital increased during the nine months of fiscal 2014, largely due to an increase in receivables which resulted from higher sales volume, acquisitions and a seasonal increase in days sales outstanding.
Primary working capital and primary working capital percentages at December 29, 2013, March 31, 2013 and December 30, 2012 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
December 29, 2013	$535.0	$360.8	$(242.2)	$653.6	$2,572.1	25.4%
March 31, 2013	448.1	353.9	(249.3)	552.7	2,288.5	24.2
December 30, 2012	460.1	380.0	(228.4)	611.7	2,229.3	27.4
Investing activities used cash of $193.7 million in the nine months of fiscal 2014, primarily comprised of acquisitions of $146.2 million and capital expenditures of $48.9 million. In the comparable period in fiscal 2013, investing activities used cash of $37.5 million and primarily comprised of capital expenditures. There were no acquisitions in the prior year period.
Financing activities provided cash of $49.4 million in the nine months of fiscal 2014 primarily due to borrowings and repayments under the 2011 Credit Facility of $213.1 million and $93.3 million, respectively, repurchase of our common stock for $49.6 million and payment of cash dividends to our stockholders of $17.8 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $3.3 million. Net borrowings on short-term debt were $12.3 million. We also acquired the share of noncontrolling interests in one of our foreign subsidiaries for $6.0 million and paid deferred consideration of $4.8 million in connection with an acquisition made in fiscal 2012. In the nine months of fiscal 2013, financing activities used cash of $31.3 million, primarily reflecting borrowings and repayments of $230.5 million and $258.2 million, respectively, under the 2011 Credit Facility. Borrowings on long-term and short-term debt were $5.6 million and $13.2 million, respectively, which were partially offset by repayments of long-term debt of $11.8 million in Asia. In the nine months of fiscal 2013, we repurchased $22.6 million of our common stock. Exercise of stock options and the related tax benefits contributed $13.8 million.
As a result of the above, total cash and cash equivalents decreased by $37.7 million to $211.6 million, respectively, in the nine months of fiscal 2014 compared to an increase of $68.1 million to $228.6 million, respectively, in the comparable period of fiscal 2013.
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
We are in compliance with all covenants and conditions under our credit agreement. As we believe that we will continue to comply with these covenants and conditions, we believe that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for a detailed description of debt.

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
Counterparty Risks
We have entered into interest rate swap agreements, lead forward purchase contracts and foreign exchange forward contracts to manage the risk associated with our exposures. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at December 29, 2013 are $1.1 million (pre-tax), therefore, there is minimal risk of nonperformance by these counterparties. Those contracts that result in an asset position at December 29, 2013 are $4.5 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.
Interest Rate Risks
We are exposed to changes in variable U.S. interest rates on borrowings under our 2011 Credit Facility. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. We had no interest rate swap agreements as of December 29, 2013.
At March 31, 2013, the aggregate notional amount of interest rate swap agreements was $65.0 million. These agreements expired in May 2013.
A 100 basis point increase in interest rates would have increased annual interest expense by approximately $1.5 million on the variable rate portions of our debt.
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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
December 29, 2013	$61.9	64.2	$0.96	14%
March 31, 2013	56.6	56.3	1.00	12
December 30, 2012	56.8	57.6	0.99	12

(1)	Based on approximate annual lead requirements for the periods then ended.
For the remaining quarter of this fiscal year, we believe substantially all of the cost of our lead requirements is known. This takes into account the hedge contracts in place at December 29, 2013, lead purchased by December 29, 2013 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.
We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $16 million and $44 million in the third quarter and nine months of fiscal 2014.
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

To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of December 29, 2013 and March 31, 2013 were $103.0 million and $73.1 million, respectively. The details of contracts outstanding as of December 29, 2013 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$29.8	$/€	1.34	16%
Sell Euros for Polish zloty	39.0	PLN/€	4.25	35
Sell Euros for British pounds	20.6	£/€	0.84	28
Sell JPY for U.S. dollars	6.6	¥/$	102.22	80
Sell U.S. dollars for Mexican pesos	4.4	MXN/$	13.24	50
Sell Australian dollars for Euros	1.5	€/AUD	1.44	9
Sell Australian dollars for U.S. dollars	1.1	$/AUD	0.93	9
Total	$103.0

(1)	Based on the fiscal year currency requirements.
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
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2013, which could materially affect our business, financial condition or future results, and the following:
Risk of conversion or repurchase of Convertible Notes could adversely affect the Company’s liquidity.
Under the terms of our Convertible Notes, a holder of Convertible Notes may require the Company to repurchase some or all of the holder’s Convertible Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of June 1, 2015, 2018, 2023, 2028 and 2033 at a price equal to 100% of the accreted principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest, if any, in each case. Additionally, in the event that holders are permitted to convert their Convertible Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding March 1, 2015, because (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per $1,000 in original principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the “last reported sale price” (as defined in the indenture governing the Convertible Notes) of the Company’s common stock and the applicable conversion rate for the Convertible Notes for such day; (2) during any calendar quarter after the calendar quarter ending June 30, 2008 (and only during such quarter), if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events, the Company may settle conversions (a) entirely in shares of its common stock, (b) entirely in cash, or (c) in cash for the accreted principal amount of the Convertible Notes and shares of its common stock, or cash and shares of its common stock, for the excess, if any, of the conversion value above the accreted principal amount. As of December 29, 2013, the Company has $172.5 million of Convertible Notes outstanding, and the Convertible Notes have become convertible through March 31, 2014.
It is the Company’s current intent to settle the principal amount of any such conversions in cash, and any additional conversion consideration at the conversion rate then applicable in cash, shares of the Company’s common stock or a combination of cash and shares. To the extent that then existing domestic cash balances and cash flow from operations, together with borrowing capacity under then existing credit facilities, are insufficient to satisfy any such settlement or optional put or conversion, the Company may require additional financing from other sources. The Company’s ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in the Company’s business and its operating results; and those factors may affect its efforts to arrange additional financing on terms that are acceptable to the Company. The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased by the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the number of shares of common stock we purchased from participants in our equity incentive plans as well as repurchases of common stock authorized by the Board of Directors. As provided by our equity incentive plans, vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the Equity Incentive Plan to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise.
Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
September 30 – October 27, 2013	54,485	$62.09	54,485	$46,722,282
October 28 – November 24, 2013	93,544	67.56	93,544	40,402,842
November 25 – December 29, 2013	90,654	69.25	90,581	34,130,321
Total	238,683	$66.95	238,610

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

2.1
Amended and Restated Agreement and Plan of Merger, dated as of September 30, 2013, by and among EnerSys Capital Inc., ECI Merger Corporation, Purcell Systems, Inc. and Fortis Advisors LLC, as representative and with respect to Article VII thereof only (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to EnerSys' Quarterly Report on Form 10-Q (File No. 001-32253) filed on November 6, 2013).

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

10.2
Amendment to the Credit Agreement, dated as of August 2, 2013, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers, and the various lending institutions (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on August 6, 2013).

10.3
Amendment to the Credit Agreement, dated as of December 18, 2013, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers, and the various lending institutions filed herewith.

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
Date: February 5, 2014

EnerSys
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Amended and Restated Agreement and Plan of Merger, dated as of September 30, 2013, by and among EnerSys Capital Inc., ECI Merger Corporation, Purcell Systems, Inc. and Fortis Advisors LLC, as representative and with respect to Article VII thereof only (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to EnerSys' Quarterly Report on Form 10-Q (File No. 001-32253) filed on November 6, 2013).

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

10.2
Amendment to the Credit Agreement, dated as of August 2, 2013, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers, and the various lending institutions (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on August 6, 2013).

10.3
Amendment to the Credit Agreement, dated as of December 18, 2013, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers, and the various lending institutions filed herewith.

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