Form 10-K
period 2014-03-31
EnerSys
filed 2014-05-28
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2014 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 001-32253
 ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO
State the aggregate market value of the voting and non-voting common equity held by non-affiliates at September 29, 2013: $2,854,540,499 (1) (based upon its closing transaction price on the New York Stock Exchange on September 27, 2013).

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 23, 2014:                          46,920,004 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 31, 2014 are incorporated by reference in Part III of this Annual Report.

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

•	our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;

•	our ability to maintain our existing credit facilities or obtain satisfactory new credit facilities;

•	adverse changes in our short- and long-term debt levels under our credit facilities;

•	our exposure to fluctuations in interest rates on our variable-rate debt;

•	our ability to attract and retain qualified management and personnel;

•	our ability to maintain good relations with labor unions;

•	credit risk associated with our customers, including risk of insolvency and bankruptcy;

•	our ability to successfully recover in the event of a disaster affecting our infrastructure;

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
For the Fiscal Year Ended March 31, 2014

PART I

ITEM 1.	BUSINESS
Overview
EnerSys (the “Company,” “we,” or “us”) is the world’s largest manufacturer, marketer and distributor of industrial batteries. We also manufacture, market and distribute related products such as chargers, power equipment, outdoor cabinet enclosures and battery accessories, and we provide related after-market and customer-support services for industrial batteries. We market and sell our products globally to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force.
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
We have two primary product lines: reserve power and motive power products. Net sales classifications by product line are as follows:

•
Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems, and other specialty power applications, including security systems, premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities, large-scale energy storage, energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships and tactical vehicles. Reserve power products also include thermally managed cabinets and enclosures for electronic equipment and batteries.

•
Motive power products are used to provide power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications as well as mining equipment, diesel locomotive starting and other rail equipment.

Additionally, see Note 22 to the Consolidated Financial Statements for information on segment reporting.
Fiscal Year Reporting
In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2014”, which refers to our fiscal year ended March 31, 2014. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2014 ended on June 30, 2013, September 29, 2013, December 29, 2013, and March 31, 2014, respectively. The four quarters in fiscal 2013 ended on July 1, 2012, September 30, 2012, December 30, 2012, and March 31, 2013, respectively.
History
EnerSys and its predecessor companies have been manufacturers of industrial batteries for over 125 years. Morgan Stanley Capital Partners teamed with the management of Yuasa, Inc. in late 2000 to acquire from Yuasa Corporation (Japan) its reserve power and motive power battery businesses in North and South America. We were incorporated in October 2000 for the purpose of completing the Yuasa, Inc. acquisition. On January 1, 2001, we changed our name from Yuasa, Inc. to EnerSys to reflect our focus on the energy systems nature of our businesses.
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
During fiscal years 2003 through 2014, we made twenty-five acquisitions around the globe.
In fiscal 2013, we announced our plans to construct a new battery manufacturing facility in Gaoyou City, Jiangsu Province, People’s Republic of China for the production of industrial batteries for Chinese and international markets. The new facility is scheduled to be completed during 2015 and will provide capacity to meet customer demand in these markets.
In fiscal 2014, we completed the acquisition of Purcell Systems, Inc., a designer, manufacturer and marketer of thermally managed electronic equipment and battery cabinet enclosures, headquartered in Spokane, Washington. With the acquisition of Purcell Systems, Inc., we will be supplementing our reserve power products with thermally managed cabinets and enclosures for electronic equipment and batteries. We also completed the acquisition of Quallion LLC, a manufacturer of lithium ion cells and batteries for high integrity applications including implantable medical devices, defense, aviation and space, headquartered in Sylmar, California. In our Asia region, we completed the acquisition of UTS Holdings Sdn. Bhd. and its subsidiaries, a distributor of motive and reserve power battery products and services.

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

Americas
We believe that we have the largest market share in the Americas industrial battery market. We compete principally with Exide Technologies, East Penn Manufacturing and New Power in the reserve and motive products markets; and C&D Technologies Inc., NorthStar Battery, SAFT and EaglePicher (OM Group) in the reserve products market.
EMEA
We believe that we have the largest market share in the European industrial battery market. Our primary competitors are Exide Technologies, Hoppecke, FIAMM, SAFT as well as Chinese producers in the reserve products market; and Exide Technologies, Hoppecke and Midac in the motive products market.
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
We believe we are leaders in thin plate pure lead technology ("TPPL"). Some aspects of this technology may be patented in the future. In any event, we believe that a significant capital investment would be required by any party desiring to produce products using TPPL technology for our markets.
We own or possess exclusive and non-exclusive licenses and other rights to use a number of trademarks in various jurisdictions. We have obtained registrations for many of these trademarks in the United States and other jurisdictions. Our various trademark registrations currently have durations of approximately 10 to 20 years, varying by mark and jurisdiction of registration and may be renewable. We endeavor to keep all of our material registrations current. We believe that many such rights and licenses are important to our business by helping to develop strong brand-name recognition in the marketplace. Some of the significant (registered and unregistered) trademarks that we use include: ArmaSafePlus, Cyclon, DataSafe, Deserthog, Douglas Battery, Douglas Legacy, EAS, Energia, EnerSystem, Energy Leader, FlexSure, FIAMM Motive Power, General Battery, Genesis, Hawker, Huada, HUP, Ironclad, LifeGuard, LifePlus, Life Speed, LifeTech, Loadhog, Odyssey, Oerlikon Battery, Oldham, Perfect Plus, PowerGuard, PowerSafe, ProSeries, Purcell Systems, Quallion, Redion, Smarthog, Superhog, Supersafe, TeleData, Waterless, Wi-IQ, Workhog and XFC.
Today, our reserve power batteries are marketed and sold principally under the ABSL, ABSL Space, ArmaSafePlus, Cyclon, DataSafe, Genesis, Hawker, Huada, Odyssey, Oerlikon Battery, PowerSafe, Quallion and SuperSafe brands. Our motive power batteries are marketed and sold principally under the Douglas Battery, Express, Fiamm Motive Power, General Battery, Hawker, Huada and Ironclad brands. We also manufacture and sell related “DC” (Direct Current) power products including chargers, electronic power equipment and a wide variety of battery accessories. Our battery products span a broad range of sizes, configurations and electrical capacities, enabling us to meet a wide variety of customer applications.

Seasonality
Our business generally does not experience significant quarterly fluctuations in net sales as a result of weather or other trends that can be directly linked to seasonality patterns, but historically our fourth quarter is our best quarter with higher revenues and generally more working days and our second quarter is the weakest due to the summer holiday season in Western Europe and Americas.
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
Employees
At March 31, 2014, we had approximately 9,500 employees. Of these employees, approximately 34% were covered by collective bargaining agreements. Employees covered by agreements that did not exceed twelve months were approximately 13%. The average term of these agreements is two years, with the longest term being four years.
We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2014.
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

Sumter, South Carolina
We currently are responsible for certain environmental obligations at our former battery facility in Sumter, South Carolina that predate our ownership of this facility. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. We have a reserve for this facility that totaled $2.9 million as of March 31, 2014. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.
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
We compete with a number of major international manufacturers and distributors, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of our industry and consolidation among industrial battery purchasers, we have been subjected to significant pricing pressures. We anticipate continued competitive pricing pressure as foreign producers are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major Americas and European markets. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with OEMs and other customers. In addition, certain of our competitors own lead smelting facilities which, during periods of lead cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. Our ability to maintain and improve our operating margins has depended, and continues to depend, on our ability to control and reduce our costs. We cannot assure you that we will be able to continue to control our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.
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

Government reviews, inquiries, investigations, and actions could harm our business or reputation.
 As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and/or reputation. Even if an inquiry does not result in these types of determinations, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business, and it potentially could create negative publicity which could harm our business and/or reputation.
Risk of accelerated conversion or required repurchase of Convertible Notes which could adversely affect the Company’s liquidity.
Under the terms of our senior unsecured 3.375% convertible notes ("Convertible Notes"), a holder of such Convertible Notes may require the Company to repurchase some or all of the holder’s Convertible Notes for cash upon the occurrence of a fundamental change as defined in the indenture and on each of June 1, 2015, 2018, 2023, 2028 and 2033 at a price equal to 100% of the accreted principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest, if any, in each case. Additionally, the holders are permitted to convert their Convertible Notes at their option at any time commencing March 1, 2015 or under any of the following conditions prior to that date: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per $1,000 in original principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the “last reported sale price” (as defined in the indenture governing the Convertible Notes) of the Company’s common stock and the applicable conversion rate for the Convertible Notes for such day; (2) during any calendar quarter after the calendar quarter ending June 30, 2008 (and only during such quarter), if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events, the Company may settle conversions (a) entirely in shares of its common stock, (b) entirely in cash, or (c) in cash for the accreted principal amount of the Convertible Notes and shares of its common stock, or cash and shares of its common stock, for the excess, if any, of the conversion value above the accreted principal amount. As of April 1, 2014, the Company has $172.5 million of Convertible Notes outstanding, and the Convertible Notes have become convertible through June 30, 2014.
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
Most of the risk of fluctuating foreign currencies is in our EMEA segment, which comprised approximately 40% of our net sales during the last three fiscal years. The euro is the dominant currency in our EMEA operations. In the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established.
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
As of March 31, 2014, we had $322.3 million of total consolidated debt (including capital lease obligations and net of the discount on the Convertible Notes). This level of debt could:

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

•
dilute share ownership percentage if the Company’s share price, at the time of conversion, is higher than the Convertible Notes’ conversion price of $40.26 per share and the Company does not settle the Convertible Notes, including any optional conversions, solely in cash.

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.
During fiscal 2014, we announced the declaration of a quarterly cash dividend of $0.125 per share of common stock for quarters ended June 30, 2013, September 29, 2013, December 29, 2013 and March 31, 2014. On May 7, 2014, we announced a fiscal 2015 first quarter cash dividend of $0.175 per share of common stock. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of existing and future indebtedness and credit facilities, and other factors that the Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on our share price.
We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.
Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. We are vulnerable to attrition among our current senior management team and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations. In addition, certain key members of our senior management team are at or nearing retirement age. If we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely affected.

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
Americas: Sylmar, California; Longmont, Colorado; Hays, Kansas; Richmond, Kentucky; Warrensburg, Missouri; Cleveland, Ohio; Horsham, Pennsylvania; Sumter, South Carolina; Ooltewah, Tennessee and Spokane, Washington in the United States; Monterrey and Tijuana in Mexico; Buenos Aires, Argentina and Sao Paulo in Brazil.
EMEA: Targovishte, Bulgaria; Hostimice, Czech Republic; Arras, France; Hagen and Zwickau in Germany; Bielsko-Biala, Poland; Newport and Culham in the United Kingdom; Port Elizabeth, South Africa; and Tunis, Tunisia.
Asia: Jiangsu, Chongqing and Gaoyou in the People’s Republic of China and Andhra Pradesh in India.
We consider our plants and facilities, whether owned or leased, to be in satisfactory condition and adequate to meet the needs of our current businesses and projected growth. Information as to material lease commitments is included in Note 9, “Leases,” to the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in litigation incidental to the conduct of our business. See Litigation and Other Legal Matters in Note 18 - Commitments, Contingencies and Litigation to the Consolidated Financial Statements, which is incorporated herein by reference.

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

Quarter Ended	High Price	Low Price	Closing Price
March 31, 2014	$74.17	$64.46	$69.29
December 29, 2013	71.75	59.40	70.09
September 29, 2013	61.17	48.99	60.55
June 30, 2013	51.79	42.37	49.04
March 31, 2013	$45.87	$36.57	$45.58
December 30, 2012	37.73	31.07	36.80
September 30, 2012	39.61	31.77	35.29
July 1, 2012	35.80	30.02	35.07

Holders of Record
As of May 23, 2014, there were approximately 384 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.
Dividends
During fiscal 2014, we announced and paid our first quarterly cash dividend of $0.125 per share of common stock for the quarters ended June 30, 2013, September 29, 2013, December 29, 2013 and March 31, 2014. On May 7, 2014, we announced our first quarter cash dividend of fiscal 2015 of $0.175 per share of common stock. The declaration of cash dividends on our common stock is at the discretion of the Board of Directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, applicable covenants under our credit agreements and other contractual restrictions, Delaware law and other factors deemed relevant.
Recent Sales of Unregistered Securities
During the three fiscal years ended March 31, 2014, we did not issue any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the number of shares of common stock we purchased during our fourth quarter from participants in our equity incentive plans as well as repurchases of common stock authorized by the Board of Directors. As provided by our equity incentive plans, vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the Equity Incentive Plan to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise.
Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)(2)
December 30, 2013-January 26, 2014	50,610	$69.87	50,610	$30,594,324
January 27, 2014-February 23, 2014	90,847	69.35	84,893	24,711,937
February 24, 2014-March 31, 2014	155,740	69.87	155,740	—
Total	297,197	$69.70	291,243

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. This repurchase program has been exhausted for fiscal year 2014.

(2)
The Company's Board of Directors authorized the Company to repurchase up to $65 million of its common stock. This authorization expired on March 31, 2014 and was replaced by a resolution to repurchase up to $70 million which expires on March 31, 2015.

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
The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group (duly updated for changes) on March 31, 2009.

Comparison Of Five Year Cumulative Total Return*
For Year Ended March 31, 2014
Among EnerSys, the NYSE Composite Index, and SIC Code 369

$700
$600
$500
$400
$300
$200
$100
$0
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
EnerSys
NYSE Composite
SIC Code 369

*$100 invested on 3/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended March 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Consolidated Statements of Income:
Net sales	$2,474,433	$2,277,559	$2,283,369	$1,964,462	$1,579,385
Cost of goods sold	1,844,813	1,708,203	1,770,664	1,514,618	1,218,481
Gross profit	629,620	569,356	512,705	449,844	360,904
Operating expenses	344,421	312,324	297,806	259,217	235,597
Restructuring and other exit charges	27,326	7,164	4,988	6,813	13,929
Legal proceedings charge (settlement income)	58,184	—	(900)	—	—
Goodwill impairment charge	5,179	—	—	—	—
Bargain purchase gain	—	—	—	—	(2,919)
Operating earnings	194,510	249,868	210,811	183,814	114,297
Interest expense	17,105	18,719	16,484	22,038	22,658
Charges related to refinancing	—	—	—	8,155	—
Other (income) expense, net	13,658	916	3,068	2,177	4,384
Earnings before income taxes	163,747	230,233	191,259	151,444	87,255
Income tax expense	16,980	65,275	47,292	38,018	24,951
Net earnings	146,767	164,958	143,967	113,426	62,304
Net losses attributable to noncontrolling interests	(3,561)	(1,550)	(36)	—	—
Net earnings attributable to EnerSys stockholders	$150,328	$166,508	$144,003	$113,426	$62,304
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.17	$3.47	$2.95	$2.30	$1.29
Diluted	$3.02	$3.42	$2.93	$2.27	$1.28
Weighted-average number of common shares outstanding:
Basic	47,473,690	48,022,005	48,748,205	49,376,132	48,122,207
Diluted	49,788,155	48,635,449	49,216,035	50,044,246	48,834,095

	Fiscal Year Ended March 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$193,621	$244,400	$204,196	$76,459	$136,602
Net cash used in investing activities	(232,005)	(55,092)	(72,420)	(91,661)	(77,244)
Net cash provided by (used in) financing activities	21,562	(95,962)	(79,382)	(82,677)	(24,472)
Other operating data:
Capital expenditures	61,995	55,286	48,943	59,940	45,111

	As of March 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$240,103	$249,348	$160,490	$108,869	$201,042
Working capital	719,297	685,403	611,372	554,164	475,768
Total assets	2,321,858	1,987,867	1,924,955	1,828,387	1,652,010
Total debt, including capital leases, excluding discount on the Convertible Notes	322,300	178,489	256,101	253,400	350,486
Total EnerSys stockholders’ equity	1,246,402	1,169,401	1,032,195	974,331	779,897

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2014, 2013, and 2012, should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.
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
We have two primary product lines: reserve power products and motive power products. Net sales classifications by product line are as follows:

•
Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems, and other specialty power applications, including security systems, premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities, large-scale energy storage, energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships and tactical vehicles. Reserve power products also include thermally managed cabinets and enclosures for electronic equipment and batteries.

•
Motive power products are used to provide power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications as well as mining equipment, diesel locomotive starting and other rail equipment.

During fiscal 2014, we completed the acquisition of Purcell Systems, Inc., a designer, manufacturer and marketer of thermally managed electronic equipment and battery cabinet enclosures, headquartered in Spokane, Washington. We also completed the acquisition of Quallion LLC, a manufacturer of lithium ion cells and batteries for high integrity applications including implantable medical devices, defense, aviation and space, headquartered in Sylmar, California. Additionally, we completed the acquisition of UTS Holdings Sdn. Bhd. and its subsidiaries, a distributor of motive and reserve power battery products and services, headquartered in Kuala Lumpur, Malaysia.
Current Market Conditions
Economic Climate
Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. The Americas economic activity continues to strengthen. Our overall Asia region's economic growth is slowing but has been positively impacted by increased capital spending in telecommunications. The EMEA economy appears to have stabilized and should experience flat to moderate growth.
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
Customer Pricing
Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During fiscal 2014, our selling prices increased slightly, compared to the comparable prior year periods.
Liquidity and Capital Resources
We believe that our financial position is strong and we have substantial liquidity with $240 million of available cash and cash equivalents and undrawn committed and uncommitted credit lines of approximately $360 million at March 31, 2014 to cover short-term liquidity requirements and anticipated growth in the foreseeable future. Our $350 million 2011 senior secured revolving credit facility (“2011 Credit Facility”), which we entered into in March 2011, is committed through September 2018 as long as we continue to comply with its covenants and conditions. The facility includes an early termination provision under which the Company is required to meet a liquidity test in February 2015 related to its capacity to meet certain potential funding obligations of the $172.5 million Convertible Notes in June 2015 at a conversion price of $40.26. It is our current intent to settle the principal amount of any such conversion in cash, and any additional optional conversions in cash, shares of EnerSys common stock or a combination of cash and shares.
Current market conditions related to our liquidity and capital resources are favorable. In August 2013, we amended our 2011 Credit Facility gaining additional flexibility in terms and extending maturity to September 2018. We believe current conditions remain favorable for the Company to have continued positive cash flow from operations that, along with available cash and cash equivalents and our undrawn lines of credit, will be sufficient to fund our capital expenditures, acquisitions and other investments for growth.
The Convertible Notes became convertible at the option of the holders effective January 2, 2014, as described in Note 8. If the Convertible Notes holders would exercise their conversion rights, we would pay the principal amount by drawing on our cash balances and our $350 million 2011 Credit Facility and, at our election, issue shares or pay cash for any remaining value.
Other than the 2011 Credit Facility and the Convertible Notes, we have no other significant amount of long-term debt maturing in the near future.
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
During fiscal 2011, we began further restructuring programs related to our EMEA operations, including distribution, which after completion at the end of fiscal 2013, resulted in the reduction of approximately 60 employees with annual pre-tax savings of $4.0 million.
During fiscal 2012, we announced restructuring programs related to our operations in EMEA, primarily consisting of the transfer of manufacturing of select products between certain of our manufacturing operations and restructuring of our selling, general and administrative operations. These actions, which after completion during the second quarter of fiscal 2014, resulted in the reduction of approximately 85 employees with an estimated annual savings of $6.0 million. Our fiscal 2014 operating results reflected the vast majority of the estimated $6.0 million favorable annualized pre-tax earnings impact of the fiscal 2012 programs.
During fiscal 2013, the Company announced further restructurings related to improving the efficiency of its manufacturing operations in EMEA, primarily consisting of cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately 130 employees upon completion. Our fiscal 2014 operating results reflect approximately $4.0 million of the estimated $7.0 million of favorable annualized pre-tax earnings impact of the fiscal 2013 programs. The Company expects to be committed to an additional $0.7 million of restructuring charges related to these programs during fiscal 2015, and expects to complete the program during fiscal 2015.
During fiscal 2014, the Company announced additional restructuring programs to improve the efficiency of its manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consists of the transfer of motive power and a portion of reserve power battery manufacturing to the Company's facilities in Western Europe. The Company estimates that the total charges for all actions announced during fiscal 2014 will amount to approximately $26.5 million, primarily from non-cash charges related to the write-off of fixed assets and inventory of approximately $12.0 million, along with cash charges for employee severance-related payments and other charges of $14.5 million. The Company estimates that these actions will result in the reduction of approximately 510 employees upon completion. Our fiscal 2014 operating results reflect approximately $1.0 million of the total estimated $20.0 million of favorable annualized pre-tax earnings impact of the fiscal 2014 programs. The Company expects to be committed to an additional $7.5 million of restructuring charges related to these programs during fiscal 2015, and expects to complete the program during fiscal 2015.
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
Revenue Recognition
We recognize revenue when the earnings process is complete. This occurs when risk and title transfers, collectibility is reasonably assured and pricing is fixed or determinable. Shipment terms to our battery product customers are either shipping point or destination and do not differ significantly between our business segments of the world. Accordingly, revenue is recognized when risk and title is transferred to the customer. Amounts invoiced to customers for shipping and handling are classified as revenue. Taxes on revenue producing transactions are not included in net sales.
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
We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a material impact on our financial statements.
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
Retirement Plans
We use certain assumptions in the calculation of the actuarial valuation of our defined benefit plans. These assumptions include the discount rate, expected long-term rates of return on assets and rates of increase in compensation levels. Changes in these assumptions can result in changes to the pension expense and recorded liabilities. Management reviews these assumptions at least annually. We use independent actuaries to assist us in formulating assumptions and making estimates. These assumptions are updated periodically to reflect the actual experience and expectations on a plan-specific basis, as appropriate.
For benefit plans which are funded, we establish strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. We set the expected long-term rate of return based on the expected long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this rate, we consider historical and expected returns for the asset classes in which the plans are invested, advice from pension consultants and investment advisors, and current economic and capital market conditions. The expected return on plan assets is incorporated into the computation of pension expense. The difference between this expected return and the actual return on plan assets is deferred and will affect future net periodic pension costs through subsequent amortization.
We believe that the current assumptions used to estimate plan obligations and annual expense are appropriate in the current economic environment. However, if economic conditions change materially, we may change our assumptions, and the resulting change could have a material impact on the consolidated statements of income and on the consolidated balance sheets.

Equity-Based Compensation
We recognize compensation cost relating to equity-based payment transactions by using a fair-value measurement method whereby all equity-based payments to employees, including grants of restricted stock units, stock options and market share units, are recognized as compensation expense based on fair value at grant date over the requisite service period of the awards. We determine the fair value of restricted stock units based on the quoted market price of our common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model, which uses both historical and current market data to estimate the fair value. The fair value of market share units is estimated at the date of grant using a binomial lattice model. Both models incorporate various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the awards. When estimating the requisite service period of the awards, we consider many related factors including types of awards, employee class, and historical experience. Actual results, and future changes in estimates of the requisite service period may differ substantially from our current estimates.
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

Results of Operations—Fiscal 2014 Compared to Fiscal 2013
The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2014, compared to fiscal year ended March 31, 2013:

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,474.4	100.0%	$2,277.6	100.0%	$196.8	8.6%
Cost of goods sold	1,844.8	74.6	1,708.2	75.0	136.6	8.0
Gross profit	629.6	25.4	569.4	25.0	60.2	10.6
Operating expenses	344.4	13.9	312.3	13.7	32.1	10.3
Restructuring and other exit charges	27.4	1.1	7.2	0.3	20.2	NM
Legal proceedings charge	58.2	2.3	—	—	58.2	NM
Goodwill impairment charge	5.2	0.2	—	—	5.2	NM
Operating earnings	194.4	7.9	249.9	11.0	(55.5)	(22.2)
Interest expense	17.1	0.7	18.7	0.8	(1.6)	(8.6)
Other (income) expense, net	13.6	0.6	0.9	0.1	12.7	NM
Earnings before income taxes	163.7	6.6	230.3	10.1	(66.6)	(28.9)
Income tax expense	17.0	0.7	65.3	2.9	(48.3)	(74.0)
Net earnings	146.7	5.9	165.0	7.2	(18.3)	(11.0)
Net losses attributable to noncontrolling interests	(3.6)	(0.1)	(1.5)	(0.1)	(2.1)	NM
Net earnings attributable to EnerSys stockholders	$150.3	6.0%	$166.5	7.3%	$(16.2)	(9.7)%
 NM = not meaningful
Overview
Our sales in fiscal 2014 were $2.5 billion, an 8.6% increase from prior year's sales primarily due to improvement in organic volume and acquisitions of approximately 5% and 3%, respectively. Gross margin percentage in fiscal 2014 increased by 40 basis points to 25.4% compared to fiscal 2013, mainly due to organic volume of 5% and improved pricing offsetting increased commodity costs. Our fourth quarter gross margin was the highest compared to other quarters in the fiscal year.
A discussion of specific fiscal 2014 versus fiscal 2013 operating results follows, including an analysis and discussion of the results of our reportable segments.
Net Sales
Net sales by reportable segment were as follows:

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Americas	$1,267.6	51.2%	$1,126.9	49.5%	$140.7	12.5%
EMEA	966.1	39.1	926.2	40.7	39.9	4.3
Asia	240.7	9.7	224.5	9.8	16.2	7.2
Total net sales	$2,474.4	100.0%	$2,277.6	100.0%	$196.8	8.6%
The Americas segment’s revenue increased by $140.7 million or 12.5% in fiscal 2014, as compared to fiscal 2013, primarily due to an increase in organic volume, acquisitions and pricing of approximately 7%, 5% and 1%, respectively, partially offset by a negative currency translation impact of approximately 1%.
The EMEA segment’s revenue increased by $39.9 million or 4.3% in fiscal 2014, as compared to fiscal 2013 primarily due to an increase of 1% each in organic volume and pricing and a 2% increase due to currency translation impact.

The Asia segment’s revenue increased by $16.2 million or 7.2% in fiscal 2014 as compared to fiscal 2013. Higher organic volume and acquisitions contributed approximately 10% and 2%, respectively, partially offset by a decrease in pricing and currency translation impact of approximately 2% and 3%, respectively.
Net sales by product line were as follows:

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$1,234.5	49.9%	$1,119.1	49.1%	$115.4	10.3%
Motive power	1,239.9	50.1	1,158.5	50.9	81.4	7.0
Total net sales	$2,474.4	100.0%	$2,277.6	100.0%	$196.8	8.6%
Sales in our reserve power product line increased in fiscal 2014 by $115.4 million or 10.3% compared to the prior year primarily due to acquisitions, higher organic volume and pricing which contributed approximately 6%, 4% and 1%, respectively, offset by negative currency translation impact of 1%.
Sales in our motive power product line increased in fiscal 2014 by $81.4 million or 7.0% compared to the prior year primarily due to higher organic volume of approximately 6%.
Gross Profit

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$629.6	25.4%	$569.4	25.0%	$60.2	10.6%
Gross profit increased $60.2 million or 10.6% in fiscal 2014 compared to fiscal 2013. Gross profit, excluding the effect of foreign currency translation, increased $63 million or 11.1% in fiscal 2014 compared to fiscal 2013. This increase is primarily attributed to lower manufacturing costs resulting from higher volume and prior year's restructuring activities along with improved pricing. We have made great efforts to sustain gross margin and continue to focus on a wide variety of sales initiatives, which include improving product mix to higher margin products and obtaining appropriate pricing for products relative to our costs. At the same time, we continue to focus on cost savings initiatives such as relocating production to low cost facilities and implementing more automation in our manufacturing plants.
Operating Items

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$344.4	13.9%	$312.3	13.7%	$32.1	10.3%
Restructuring and other exit charges	27.4	1.1	7.2	0.3	20.2	NM
Legal proceedings charge	58.2	2.3	—	—	58.2	NM
Goodwill impairment charge	5.2	0.2	—	—	5.2	NM
NM = not meaningful
Operating Expenses
Operating expenses increased $32.1 million or 10.3% in fiscal 2014 from fiscal 2013. Operating expenses, excluding the effect of foreign currency translation, increased $33.1 million or 10.6% in fiscal 2014 compared to fiscal 2013. As a percentage of sales, operating expenses increased from 13.7% in fiscal 2013 to 13.9% in fiscal 2014 partially as a result of higher payroll related costs, including stock compensation expense.
Restructuring and other exit charges
In fiscal 2014, we recorded $27.4 million of restructuring charges, primarily for staff reductions and write-off of fixed assets and inventory in EMEA including relocating our motive power and a portion of our reserve power manufacturing from

Bulgaria to our facilities in Western Europe. Included in these charges are exit charges of $5.6 million related to certain operations in Europe.
In fiscal 2013, we recorded $7.2 million of restructuring charges, primarily for staff reductions and asset write-offs in Europe and Asia.
The fiscal 2013 and 2014 restructuring programs are expected to incur additional restructuring charges of approximately $8.2 million during fiscal 2015.
Legal proceedings charge
In the fourth quarter of fiscal 2014, we recorded a $58.2 million legal proceedings charge in connection with an adverse arbitration result involving disputes between our wholly-owned subsidiary, EnerSys Delaware Inc. (“EDI”), and Altergy Systems (“Altergy”). EDI and Altergy were parties to a Supply and Distribution Agreement (the “SDA”) pursuant to which EDI was, among other things, granted the exclusive right to distribute and sell certain fuel cell products manufactured by Altergy for various applications throughout the United States. Commencing in 2011, various disputes arose and, because of the mandatory arbitration provision in the SDA, an arbitration action was filed by EDI in November 2012 seeking arbitration of claims relating to the SDA. In February 2013, EDI terminated the SDA. Following unsuccessful attempts to resolve their disputes by mediation in July 2013, the parties moved forward with arbitration in August 2013, where each party asserted various claims against the other.

After discovery, a hearing and post-hearing submissions by each party, on May 13, 2014, the arbitration panel issued an award in favor of Altergy. As a result, the arbitration panel concluded that Altergy should recover $58.2 million in net money damages from EDI. On May 13, 2014, Altergy filed a petition with the U.S. District Court for the Northern District of California seeking to confirm the arbitration panel award as well as post-award, prejudgment interest at the rate of 5.75% and post-judgment interest at the applicable federal statutory rate.

We are currently reviewing our options with our legal counsel to challenge this award, however there can be no assurances that a challenge, if and when made, will ultimately be successful. The full amount of the award was recorded in the fourth quarter of fiscal 2014 with an after tax expense of approximately $35.7 million. Adjustments to the accrual may be made in future periods depending on the outcome of any challenge.
Goodwill impairment charge
Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. During the third quarter of fiscal 2014, we determined that the fair value of our subsidiary in India, which was acquired in fiscal 2012, was less than its carrying amount based on our analysis of the estimated future expected cash flows we anticipate from the operations of this subsidiary. Accordingly, we recorded a non-cash charge of $5.2 million for goodwill impairment relating to this subsidiary (see Note 5 to the Consolidated Financial Statements).
Operating Earnings
Operating earnings by segment were as follows:

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Americas	$179.1	14.1%	$171.7	15.3%	$7.4	4.2%
EMEA	84.9	8.8	64.2	6.9	20.7	32.6
Asia	21.2	8.8	21.2	9.4	—	0.3
Subtotal	285.2	11.5	257.1	11.3	28.1	11.0
Restructuring charges-EMEA	27.1	2.8	4.5	0.5	22.6	NM
Restructuring charges-Asia	0.3	0.1	2.7	1.2	(2.4)	NM
Legal proceedings charge-Americas	58.2	4.6	—	—	58.2	NM
Goodwill impairment charge-Asia	5.2	2.2	—	—	5.2	NM
Total	$194.4	7.9%	$249.9	11.0%	$(55.5)	(22.2)%
  NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Fiscal 2014 operating earnings of $194.4 million were $55.5 million lower than in fiscal 2013 and were 7.9% of sales. Fiscal 2014 operating earnings were favorably affected by organic volume, acquisitions, our continuing cost savings programs and our pricing actions catching up to commodity cost increases in early fiscal 2014. The unfavorable arbitration ruling of $58.2 million offset those other benefits. Fiscal 2014 and 2013 operating earnings included $27.4 million and $7.2 million, respectively, of restructuring charges and $1.9 million and $0.3 million, respectively, for acquisition activity related expense.
The Americas segment’s operating earnings, excluding the highlighted items discussed above, increased $7.4 million or 4.2% in fiscal 2014, with the operating margin decreasing 120 basis points to 14.1%. This decrease of operating margin in our Americas segment is primarily due to an increase in commodity costs and unfavorable product mix partially offset by improved pricing and volume.
The EMEA segment’s operating earnings, excluding the highlighted items discussed above, increased $20.7 million or 32.6% in fiscal 2014 compared to fiscal 2013. Benefits of the restructuring programs on both production and operating expenses and better pricing and customer mix drove the improvements.
Operating earnings in Asia, excluding the highlighted items discussed above, remained flat in fiscal 2014 in comparison to fiscal 2013, with the operating margin as a percentage of sales decreasing by 60 basis points to 8.8%. The decrease in our Asia segment margins in fiscal 2014 was primarily attributable to unfavorable customer mix.
Interest Expense

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$17.1	0.7%	$18.7	0.8%	$(1.6)	(8.6)%
Interest expense of $17.1 million in fiscal 2014 (net of interest income of $1.0 million) was $1.6 million lower than the $18.7 million in fiscal 2013 (net of interest income of $1.4 million). The decrease in interest expense in fiscal 2014 compared to fiscal 2013 is primarily due to lower average interest rates and lower average debt outstanding, partially offset by increased accreted interest on Convertible Notes.
Our average debt outstanding (including the average amount of the Convertible Notes discount of $13.5 million) was $236.9 million in fiscal 2014, compared to our average debt outstanding (including the average amount of the Convertible Notes discount of $20.8 million) of $246.3 million in fiscal 2013. Our average cash interest rate incurred in fiscal 2014 was 3.5% compared to 4.2% in fiscal 2013.
Included in interest expense is non-cash, accreted interest on the Convertible Notes of $7.6 million in fiscal 2014 and $7.0 million in fiscal 2013. Also included in interest expense are non-cash charges related to amortization of deferred financing fees of $1.1 million in fiscal 2014 and $1.3 million in fiscal 2013.
Other (Income) Expense, Net

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$13.6	0.6%	$0.9	0.1%	$12.7	NM
NM = not meaningful
Other (income) expense, net was expense of $13.6 million in fiscal 2014 compared to expense of $0.9 million in fiscal 2013. The unfavorable impact in fiscal 2014 is mainly attributable to write-offs relating to non-operating assets and other charges of $6.5 million and higher foreign currency losses of $5.8 million compared to foreign currency losses of $1.9 million in fiscal 2013. The prior year also included insurance recoveries of $1.8 million.

Earnings Before Income Taxes

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$163.7	6.6%	$230.3	10.1%	$(66.6)	(28.9)%
As a result of the factors discussed above, fiscal 2014 earnings before income taxes were $163.7 million, a decrease of $66.6 million or 28.9% compared to fiscal 2013.
Income Tax Expense

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$17.0	0.7%	$65.3	2.9%	$(48.3)	(74.0)%
Effective tax rate	10.4%		28.4%
The Company’s income tax provisions consist of federal, state and foreign income taxes. The effective income tax rate was 10.4% in fiscal 2014 compared to the fiscal 2013 effective tax rate of 28.4%. The rate decrease in fiscal 2014 as compared to fiscal 2013 is primarily due to the reversal of a previously recognized deferred tax valuation allowance related to one of our foreign subsidiaries of $24.9 million and changes in the mix of earnings among tax jurisdictions, which were significantly impacted by a legal proceedings charge recorded in the fourth quarter of fiscal 2014. The valuation allowance release is the result of an operational restructuring approved during the third quarter of fiscal 2014.
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
Net Sales
Net sales by reportable segment were as follows:

	Fiscal 2013		Fiscal 2012		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Americas	$1,126.9	49.5%	$1,082.8	47.4%	$44.1	4.1%
EMEA	926.2	40.7	995.4	43.6	(69.2)	(7.0)
Asia	224.5	9.8	205.2	9.0	19.3	9.4
Total net sales	$2,277.6	100.0%	$2,283.4	100.0%	$(5.8)	(0.3)%
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
Gross profit increased $56.7 million or 11.0% in fiscal 2013 compared to fiscal 2012. Gross profit, excluding the effect of foreign currency translation, increased $69 million or 13.4% in fiscal 2013 compared to fiscal 2012. This increase was primarily attributed to lower commodity costs with pricing declining slightly. We made great efforts to sustain gross margin and continued to focus on a wide variety of sales initiatives, which included improving product mix to higher margin products and obtaining appropriate pricing for products relative to our costs. At the same time, we continued to focus on cost savings initiatives such as relocating production to low cost facilities and implementing more automation in our manufacturing plants.
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
The fiscal 2012 and 2013 restructuring programs were expected to incur additional restructuring charges of approximately $4.0 million during fiscal 2014.

Operating Earnings
Operating earnings by segment were as follows:

	Fiscal 2013		Fiscal 2012		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Americas	$171.7	15.3%	$138.8	12.8%	$32.9	23.7%
EMEA	64.2	6.9	63.9	6.4	0.3	0.3
Asia	21.2	9.4	12.2	5.9	9.0	74.3
Subtotal	257.1	11.3	214.9	9.4	42.2	19.6
Restructuring charges-EMEA	4.5	0.5	5.0	0.5	(0.5)	(10.3)
Restructuring charges-Asia	2.7	1.2	—	—	2.7	NM
Legal proceedings settlement income-EMEA	—	—	(0.9)	(0.1)	0.9	NM
Total	$249.9	11.0%	$210.8	9.3%	$39.1	18.5%
NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.
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
The Americas segment’s operating earnings increased $32.9 million or 23.7% in fiscal 2013, with the operating margin increasing 250 basis points to 15.3%. This increase of operating margin in our Americas segment was primarily due to an increase in organic volumes and decreased commodity costs and better product mix.
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
Interest expense of $18.7 million in fiscal 2013 (net of interest income of $1.4 million) was $2.2 million higher than the $16.5 million in fiscal 2012 (net of interest income of $0.9 million). The increase in interest expense in fiscal 2013 compared to fiscal 2012 was attributable primarily to higher interest expense on indebtedness in Asia and South America where we made acquisitions and higher bond accretion partially offset by lower average borrowings.
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
Other (income) expense, net was expense of $0.9 million in fiscal 2013 compared to expense of $3.1 million in fiscal 2012. Fiscal 2013 included foreign currency losses of $1.9 million, miscellaneous charges of $0.8 million partially offset by insurance recoveries of $1.8 million. Fiscal 2012 included foreign currency losses of $1.5 million and other miscellaneous charges of $1.6 million.
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
The effective income tax rate was 28.4% in fiscal 2013 compared to the fiscal 2012 effective tax rate of 24.7%. The rate increase in fiscal 2013 as compared to fiscal 2012 was primarily due to changes in the mix of earnings among tax jurisdictions and the increase in non-deductible expenses in certain jurisdictions.
Liquidity and Capital Resources
Cash Flow and Financing Activities
Cash and cash equivalents at March 31, 2014, 2013 and 2012, were $240.1 million, $249.3 million and $160.5 million, respectively.
Cash provided by operating activities for fiscal 2014, 2013 and 2012, was $193.6 million, $244.4 million and $204.2 million, respectively.
During fiscal 2014 cash from operating activities was provided primarily from net earnings of $146.7 million, depreciation and amortization of $54.0 million, non-cash charges relating to write-off of goodwill and other assets of $10.2 million, restructuring charges of $11.5 million, a net source of $25.6 million from non-cash interest expense and stock compensation, $90.3 million from other accrued, including the legal proceedings charge of $58.2 million, were partially offset by cash used for the increase in Primary Working Capital of $77.0 million and deferred taxes of $49.7 million, net of currency translation changes.
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
As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of Primary Working Capital to sales. Primary Working Capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three-month net sales (annualized) to derive a Primary Working Capital percentage. Primary Working Capital was $666.9 million (yielding a Primary Working Capital percentage of 25.1%) at March 31, 2014 and $552.7 million (yielding a Primary Working Capital percentage of 24.2%) at March 31, 2013.
Primary Working Capital and Primary Working Capital percentages at March 31, 2014, 2013 and 2012 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital (%)
		(in millions)
2014	$564.6	$361.8	$(259.5)	$666.9	$2,661.0	25.1%
2013	$448.1	$353.9	$(249.3)	$552.7	$2,288.5	24.2%
2012	$466.8	$361.8	$(250.0)	$578.6	$2,371.0	24.4%
Cash used in investing activities for fiscal 2014, 2013 and 2012 was $232.0 million, $55.1 million and $72.4 million, respectively. Capital expenditures were $62.0 million, $55.3 million and $48.9 million in fiscal 2014, 2013 and 2012, respectively. The current year’s capital spending focused primarily on TPPL capacity expansion in EMEA and Americas, completion of our Gaoyou plant in the People’s Republic of China. Our purchases of and investments in businesses were $171.5 million with three significant acquisitions-Purcell Systems Inc., a designer, manufacturer and marketer of thermally managed electronic equipment and battery cabinet enclosures, Quallion, LLC, a manufacturer of lithium ion cells and batteries for medical devices, defense, aviation and space and UTS Holdings Sdn. Bhd. and its subsidiaries, a distributor of motive and reserve power battery products and services. There were no acquisitions during fiscal 2013. Acquisitions were $23.6 million in fiscal 2012.
During fiscal 2014, we borrowed $251.9 million on our revolver and repaid $126.9 million. Borrowings on short-term debt were $8.5 million. During fiscal 2014, we repurchased $69.9 million of our common stock and paid cash dividends to our stockholders of $23.7 million. We also acquired the share of noncontrolling interests in one of our foreign subsidiaries for $6.0 million and paid deferred consideration of $4.8 million in connection with an acquisition made in fiscal 2012.
During fiscal 2013, we borrowed $246.0 million on our revolver and repaid $325.4 million. Borrowings on long-term debt and short-term debt were $5.6 million and $7.4 million, respectively, which were offset by repayments of long-term debt of $16.5 million in Asia. During fiscal 2013, we repurchased $22.6 million of our common stock.

During fiscal 2012, we borrowed $111.6 million on our revolver and repaid $132.2 million. Borrowings financed a portion of our repurchases of common stock of $58.4 million and acquisitions of $23.6 million.
Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $6.3 million in fiscal 2014. The exercise of stock options and the related tax benefits contributed $11.3 million and $2.7 million, respectively, in fiscal 2013 and 2012.
As a result of the above, cash and cash equivalents decreased $9.2 million from $249.3 million at March 31, 2013 to $240.1 million at March 31, 2014.
We currently are in compliance with all covenants and conditions under our credit agreements.
In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $360 million at March 31, 2014 to cover short-term liquidity requirements. Our 2011 Credit Facility is committed through September 2018, as long as we continue to comply with the covenants and conditions of the credit facility agreement. Included in our available credit lines at March 31, 2014 is $224 million under our 2011 Credit Facility.

We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under our credit facilities will be sufficient to meet our liquidity needs, including normal levels of capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case.
Off-Balance Sheet Arrangements
The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.
Contractual Obligations and Commercial Commitments
At March 31, 2014, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$287.9	$162.9	$—	$125.0	$—
Short-term debt	33.8	33.8	—	—	—
Interest on debt	15.6	7.6	4.5	3.5	—
Operating leases	69.9	21.4	28.1	13.6	6.8
Legal proceedings	58.2	58.2	—	—	—
Pension benefit payments and profit sharing	36.2	2.7	5.8	6.4	21.3
Restructuring	8.4	8.4	—	—	—
Facility construction commitments	13.0	13.0	—	—	—
Lead forward contracts	2.4	2.4	—	—	—
Purchase commitments	16.1	16.1	—	—	—
Capital lease obligations, including interest	0.6	0.4	0.2	—	—
Total	$542.1	$326.9	$38.6	$148.5	$28.1
Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the table above.
Under our 2011 Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $1.7 million as of March 31, 2014.
Credit Facilities and Leverage
Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. Shown below are the leverage ratios at March 31, 2014 and 2013, in connection with our 2011 Credit Facility.
The total net debt as defined under our 2011 Credit Facility is $224.9 million for fiscal 2014 and is 0.8 times adjusted EBITDA (non-GAAP) as described below.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) as per our 2011 Credit Facility:

	Fiscal 2014	Fiscal 2013
	(in millions, except ratios)
Net earnings as reported	$146.7	$165.0
Add back:
Depreciation and amortization	54.0	50.5
Interest expense	17.1	18.7
Income tax expense	17.0	65.3
EBITDA (non GAAP)(1)	$234.8	$299.5
Adjustments per credit agreement definitions(2)	43.9	14.7
Adjusted EBITDA (non-GAAP) per credit agreement	$278.7	$314.2
Total net debt(3)	$224.9	$81.6
Leverage ratios:
Total net debt/adjusted EBITDA ratio(4)	0.8 X	0.3 X
Maximum ratio permitted	3.25 X	3.25 X
Consolidated interest coverage ratio(5)	31.2 X	23.2 X
Minimum ratio required	4.5 X	4.5 X

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

(2)
The $43.9 million adjustment to EBITDA in fiscal 2014 primarily related to $16.7 million of non-cash stock compensation, $11.5 million of non-cash restructuring charges and $5.2 million of goodwill impairment charge and $5.0 million non-cash write-off of certain assets. The $14.7 million adjustment to EBITDA in fiscal 2013 primarily relates to non-cash stock compensation expense.

(3)
Debt includes capital lease obligations and letters of credit and is net of U.S. cash and cash equivalents and a portion of European cash investments, as defined in the 2011 Credit Facility. In fiscal 2014, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and European cash investments of $9 million and $100 million, respectively, and in fiscal 2013, $26 million and $100 million, respectively.

(4)
These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our 2011 Credit Facility.

(5)
As defined in the 2011 Credit Facility, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $8.8 million and includes $0.7 million of interest rate swap contract settlements for fiscal 2014. For fiscal 2013, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $8.5 million and includes $3.3 million of interest rate swap contract settlements.

EnerSys Stockholders’ Equity
EnerSys stockholders’ equity increased $77.0 million during fiscal 2014 due to net earnings of $150.3 million; $10.5 million of increases related to stock-based compensation and the exercise of stock options; decrease due to acquisition of noncontrolling interest of $2.9 million; decrease due to repurchase of common shares of $69.9 million and payment of cash dividend of $23.7 million; decrease due to reclass of debt conversion feature of $9.6 million, redemption value adjustment of redeemable noncontrolling interests of $5.0 million; increase due to currency translation adjustments of $30.6 million due primarily to the strengthening of European currencies; decrease due to $1.4 million unrealized loss on derivative instruments; and $2.0 million related to pension liabilities.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
During fiscal 2014, no new accounting standards were adopted or are pending adoption that would have a significant impact on our Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.
Related Party Transactions
None.
Sequential Quarterly Information
Fiscal 2014 and 2013 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2013 versus fiscal 2012 analysis previously discussed.

	Fiscal 2014				Fiscal 2013
	June 30, 2013 1st Qtr.	Sep. 29, 2013 2nd Qtr.	Dec. 29, 2013 3rd Qtr.	March 31, 2014 4th Qtr.	July 1, 2012 1st Qtr.	Sep. 30, 2012 2nd Qtr.	Dec. 30, 2012 3rd Qtr.	March 31, 2013 4th Qtr.
	(in millions, except share and per share amounts)
Net sales	$597.3	$568.8	$643.1	$665.2	$593.9	$554.2	$557.3	$572.2
Cost of goods sold	457.2	424.5	475.9	487.2	445.6	415.9	413.6	433.1
Gross profit	140.1	144.3	167.2	178.0	148.3	138.3	143.7	139.1
Operating expenses	77.1	82.2	90.1	95.0	77.7	74.1	80.2	80.3
Restructuring charges	0.4	1.1	13.0	12.9	0.4	1.3	3.7	1.8
Legal proceedings charge	—	—	—	58.2	—	—	—	—
Goodwill impairment charge	—	—	5.2	—	—	—	—	—
Operating earnings	62.6	61.0	58.9	11.9	70.2	62.9	59.8	57.0
Interest expense	4.3	4.1	4.6	4.1	4.7	5.0	4.6	4.4
Other (income) expense, net	2.3	0.5	8.2	2.6	1.2	(1.8)	1.3	0.2
Earnings before income taxes	56.0	56.4	46.1	5.2	64.3	59.7	53.9	52.4
Income tax expense (benefit)	15.6	15.2	(6.3)	(7.5)	18.7	16.7	15.2	14.7
Net earnings	40.4	41.2	52.4	12.7	45.6	43.0	38.7	37.7
Net losses attributable to noncontrolling interests	(0.4)	(0.2)	(2.9)	(0.1)	(0.2)	(0.8)	(0.5)	—
Net earnings attributable to EnerSys stockholders	$40.8	$41.4	$55.3	$12.8	$45.8	$43.8	$39.2	$37.7
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.85	$0.87	$1.17	$0.27	$0.96	$0.91	$0.81	$0.79
Diluted	$0.83	$0.84	$1.10	$0.26	$0.95	$0.90	$0.80	$0.77
Weighted-average number of common shares outstanding:
Basic	47,868,982	47,573,496	47,351,750	47,100,531	47,901,203	48,188,331	48,176,206	47,822,281
Diluted	49,304,944	49,405,818	50,214,782	50,227,076	48,426,991	48,719,916	48,682,346	48,712,542

Net Sales
Quarterly net sales by segment were as follows:

	Fiscal 2014				Fiscal 2013
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by segment:
Americas	$315.6	$287.7	$327.0	$337.3	$288.9	$276.7	$275.8	$285.5
EMEA	231.0	223.3	251.3	260.5	237.1	215.4	231.4	242.3
Asia	50.7	57.8	64.8	67.4	67.9	62.1	50.1	44.4
Total	$597.3	$568.8	$643.1	$665.2	$593.9	$554.2	$557.3	$572.2
Segment net sales as % of total:
Americas	52.8%	50.6%	50.8%	50.7%	48.7%	49.9%	49.5%	49.9%
EMEA	38.7	39.3	39.1	39.2	39.9	38.9	41.5	42.3
Asia	8.5	10.1	10.1	10.1	11.4	11.2	9.0	7.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Quarterly net sales by product line were as follows:

	Fiscal 2014				Fiscal 2013
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by product line:
Reserve power	$292.8	$279.5	$328.8	$333.4	$289.3	$285.3	$265.2	$279.3
Motive power	304.5	289.3	314.3	331.8	304.6	268.9	292.1	292.9
Total	$597.3	$568.8	$643.1	$665.2	$593.9	$554.2	$557.3	$572.2
Product line net sales as % of total:
Reserve power	49.0%	49.1%	51.1%	50.1%	48.7%	51.5%	47.6%	48.8%
Motive power	51.0	50.9	48.9	49.9	51.3	48.5	52.4	51.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Counterparty Risks
We have entered into interest rate swap agreements, lead forward purchase contracts and foreign exchange forward contracts to manage the risk associated with our exposures. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2014 are $3.0 million (pre-tax), therefore, there is minimal risk of nonperformance by these counterparties. Those contracts that result in an asset position at March 31, 2014 are $0.7 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.
Interest Rate Risks
We are exposed to changes in variable U.S. interest rates on borrowings under our 2011 Credit Facility. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. We had no interest rate swap agreements as of March 31, 2014.
At March 31, 2013, the aggregate notional amount of interest rate swap agreements was $65.0 million. These agreements expired in May 2013.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $1.6 million on the variable rate portions of our debt.
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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2014	$86.5	89.9	$0.96	19%
March 31, 2013	56.6	56.3	1.00	12
March 31, 2012	56.6	60.0	0.94	12

(1)	Based on the fiscal year lead requirements for the period then ended.
We estimate that a 10% increase in our cost of lead would have increased our annual cost of goods sold by approximately $58 million for the fiscal year ended March 31, 2014.
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

To hedge these exposures, we have entered into forward contracts with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of March 31, 2014 were $92.8 million. The details of contracts outstanding as of March 31, 2014 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$34.3	$/€	1.37	19%
Sell Euros for Polish zloty	22.0	PLN/€	4.23	20
Sell Euros for British pounds	18.6	£/€	0.83	24
Sell JPY for U.S. dollars	6.6	¥/$	102.18	76
Sell U.S. dollars for Mexican pesos	4.4	MXN/$	13.24	50
Sell Australian dollars for Euros	2.1	€/AUD	1.54	12
Sell Australian dollars for U.S. dollars	1.5	$/AUD	0.89	13
Other	3.3
Total	$92.8

(1)	Based on the fiscal year currency requirements for the year ended March 31, 2014.
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
Contents
EnerSys

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnerSys’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 28, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of EnerSys

We have audited EnerSys’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). EnerSys’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Purcell Systems, Inc., Quallion, LLC, and UTS Holdings Sdn. Bhd. and its subsidiaries, all of which were acquired during fiscal 2014, which are included in the fiscal 2014 consolidated financial statements of EnerSys and constituted 9.9% of total assets as of March 31, 2014 and 2.8% of net sales for the year then ended.  Our audit of internal control over financial reporting of EnerSys also did not include an evaluation of internal control over financial reporting of those businesses that were acquired during fiscal 2014.
In our opinion, EnerSys maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnerSys as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2014 of EnerSys and our report dated May 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 28, 2014

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$240,103	$249,348
Accounts receivable, net of allowance for doubtful accounts (2014–$9,446; 2013–$9,292)	564,584	448,068
Inventories, net	361,846	353,941
Deferred taxes	64,765	37,786
Prepaid and other current assets	69,402	63,819
Total current assets	1,300,700	1,152,962
Property, plant, and equipment, net	370,166	350,126
Goodwill	426,056	345,499
Other intangible assets, net	172,472	103,701
Deferred taxes	33,446	14,168
Other assets	19,018	21,411
Total assets	$2,321,858	$1,987,867
Liabilities and Equity
Current liabilities:
Short-term debt	$33,814	$22,702
Current portion of capital lease obligations	354	311
Accounts payable	259,484	249,359
Accrued expenses	284,902	191,664
Deferred taxes	2,849	3,523
Total current liabilities	581,403	467,559
Long-term debt	287,887	155,273
Capital lease obligations	245	203
Deferred taxes	101,149	88,036
Other liabilities	81,225	90,418
Total liabilities	1,051,909	801,489
Commitments and contingencies	—	—
Redeemable noncontrolling interests	8,047	11,095
Redeemable equity component of Convertible Notes	9,613	—
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2014 and at March 31, 2013	—	—
Common Stock, $0.01 par value, 135,000,000 shares authorized, 53,263,348 shares issued and 46,942,126 shares outstanding at March 31, 2014; 52,970,281 shares issued and 47,840,204 shares outstanding at March 31, 2013	532	529
Additional paid-in capital	500,254	501,646
Treasury stock at cost, 6,321,222 shares held as of March 31, 2014 and 5,130,077 shares held as of March 31, 2013	(170,643)	(100,776)
Retained earnings	848,414	727,347
Accumulated other comprehensive income	67,845	40,655
Total EnerSys stockholders’ equity	1,246,402	1,169,401
Nonredeemable noncontrolling interests	5,887	5,882
Total equity	1,252,289	1,175,283
Total liabilities and equity	$2,321,858	$1,987,867

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2014	2013	2012
Net sales	$2,474,433	$2,277,559	$2,283,369
Cost of goods sold	1,844,813	1,708,203	1,770,664
Gross profit	629,620	569,356	512,705
Operating expenses	344,421	312,324	297,806
Restructuring and other exit charges	27,326	7,164	4,988
Legal proceedings charge (settlement income)	58,184	—	(900)
Goodwill impairment charge	5,179	—	—
Operating earnings	194,510	249,868	210,811
Interest expense	17,105	18,719	16,484
Other (income) expense, net	13,658	916	3,068
Earnings before income taxes	163,747	230,233	191,259
Income tax expense	16,980	65,275	47,292
Net earnings	146,767	164,958	143,967
Net losses attributable to noncontrolling interests	(3,561)	(1,550)	(36)
Net earnings attributable to EnerSys stockholders	$150,328	$166,508	$144,003
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.17	$3.47	$2.95
Diluted	$3.02	$3.42	$2.93
Dividends per common share	$0.50	$—	$—
Weighted-average number of common shares outstanding:
Basic	47,473,690	48,022,005	48,748,205
Diluted	49,788,155	48,635,449	49,216,035

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2014	2013	2012
Net earnings	$146,767	$164,958	$143,967
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	(1,421)	(2,007)	(3,261)
Pension funded status adjustment, net of tax	(2,038)	(4,187)	(5,470)
Foreign currency translation adjustment	29,339	(28,894)	(32,516)
Total other comprehensive income (loss), net of tax	25,880	(35,088)	(41,247)
Total comprehensive income	172,647	129,870	102,720
Comprehensive income (loss) attributable to noncontrolling interests	(4,871)	(3,200)	(196)
Comprehensive income attributable to EnerSys stockholders	$177,518	$133,070	$102,916

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity
(In Thousands)

	Preferred Stock	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total EnerSys Stockholders’ Equity	Non- redeemable Non- controlling Interests	Total Equity
Balance at March 31, 2011	$—	$518	$461,597	$(19,800)	$416,836	$115,180	$974,331	$4,662	$978,993
Stock-based compensation	—	—	11,585	—	—	—	11,585	—	11,585
Exercise of stock options	—	4	970	—	—	—	974	—	974
Tax benefit from stock options	—	—	1,772	—	—	—	1,772	—	1,772
Purchase of common stock	—	—	—	(58,383)	—	—	(58,383)	—	(58,383)
Purchase of noncontrolling interests	—	—	(1,000)	—	—	—	(1,000)	—	(1,000)
Noncontrolling interests attributable to the consolidation of fiscal 2012 acquisitions	—	—	—	—	—	—	—	4,020	4,020
Net earnings (excludes $170 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	144,003	—	144,003	134	144,137
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $1,841)	—	—	—	—	—	(5,470)	(5,470)	—	(5,470)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,909)	—	—	—	—	—	(3,261)	(3,261)	—	(3,261)
Foreign currency translation adjustment (excludes $36 related to redeemable noncontrolling interests)	—	—	—	—	—	(32,356)	(32,356)	(196)	(32,552)
Balance at March 31, 2012	$—	$522	$474,924	$(78,183)	$560,839	$74,093	$1,032,195	$8,620	$1,040,815
Stock-based compensation	—	—	14,737	—	—	—	14,737	—	14,737
Exercise of stock options	—	7	10,026	—	—	—	10,033	—	10,033
Tax benefit from stock options	—	—	1,351	—	—	—	1,351	—	1,351
Purchase of common stock	—	—	—	(22,593)	—	—	(22,593)	—	(22,593)
Purchase of noncontrolling interests	—	—	608	—	—	—	608	(2,739)	(2,131)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	613	613
Net earnings (excluding $1,429 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	166,508	—	166,508	(121)	166,387
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $1,195)	—	—	—	—	—	(4,187)	(4,187)	—	(4,187)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,134)	—	—	—	—	—	(2,007)	(2,007)	—	(2,007)
Foreign currency translation adjustment (excludes ($1,159) related to redeemable noncontrolling interests)	—	—	—	—	—	(27,244)	(27,244)	(491)	(27,735)
Balance at March 31, 2013	$—	$529	$501,646	$(100,776)	$727,347	$40,655	$1,169,401	$5,882	$1,175,283
Stock-based compensation	—	—	16,742	—	—	—	16,742	—	16,742
Exercise of stock options (taxes paid related to net share settlement of equity awards), net	—	3	(7,873)	—	—	—	(7,870)	—	(7,870)
Tax benefit from stock options	—	—	1,612	—	—	—	1,612	—	1,612
Purchase of common stock	—	—	—	(69,867)	—	—	(69,867)	—	(69,867)
Purchase of noncontrolling interests	—	—	(2,866)	—	—	—	(2,866)	—	(2,866)
Reclassification of debt conversion feature	—	—	(9,613)	—	—	—	(9,613)	—	(9,613)
Net earnings (excluding $3,536 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	150,328	—	150,328	(25)	150,303
Dividends ($0.50 per common share)	—	—	606	—	(24,287)	—	(23,681)	—	(23,681)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	—	(4,974)	—	(4,974)	—	(4,974)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $26)	—	—	—	—	—	(2,038)	(2,038)	—	(2,038)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $834)	—	—	—	—	—	(1,421)	(1,421)	—	(1,421)
Foreign currency translation adjustment (excludes ($1,340) related to redeemable noncontrolling interests)	—	—	—	—	—	30,649	30,649	30	30,679
Balance at March 31, 2014	$—	$532	$500,254	$(170,643)	$848,414	$67,845	$1,246,402	$5,887	$1,252,289
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2014	2013	2012
Cash flows from operating activities
Net earnings	$146,767	$164,958	$143,967
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,972	50,502	50,360
Write-off of assets related to restructuring	11,497	3,689	—
Non-cash write-off of other assets	5,000	—	—
Goodwill impairment charge	5,179	—	—
Derivatives not designated in hedging relationships:
Net losses (gains)	188	(2,496)	1,083
Cash settlements	(703)	(851)	(3,763)
Provision for doubtful accounts	907	998	1,395
Deferred income taxes	(49,748)	1,673	(3,227)
Non-cash interest expense	8,826	8,492	7,983
Stock-based compensation	16,742	14,737	11,585
(Gain) loss on disposal of fixed assets	(100)	170	(432)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(70,134)	5,421	7,106
Inventory	8,144	(921)	(19,655)
Prepaid and other current assets	(7,669)	(15,754)	8,834
Other assets	(1,347)	3,293	(955)
Accounts payable	(14,979)	5,370	(12,377)
Accrued expenses	90,339	2,997	13,505
Other liabilities	(9,260)	2,122	(1,213)
Net cash provided by operating activities	193,621	244,400	204,196
Cash flows from investing activities
Capital expenditures	(61,995)	(55,286)	(48,943)
Purchase of businesses, net of cash acquired	(171,528)	—	(23,553)
Proceeds from disposal of property, plant, and equipment	1,518	194	76
Net cash used in investing activities	(232,005)	(55,092)	(72,420)
Cash flows from financing activities
Net increase (decrease) in short-term debt	8,458	7,435	(462)
Proceeds from revolving credit borrowings	251,900	246,050	111,550
Repayments of revolving credit borrowings	(126,900)	(325,450)	(132,150)
Proceeds from long-term debt—other	—	5,556	—
Payments of long-term debt—other	—	(16,468)	(308)
Deferred financing fees incurred in connection with refinancing prior credit facility	(853)	—	—
Capital lease obligations and other	(404)	(358)	(1,375)
Option proceeds (taxes paid related to net share settlement of equity awards), net	(7,871)	10,033	974
Excess tax benefits from exercise of stock options and vesting of equity awards	1,612	1,351	1,772
Purchase of treasury stock	(69,867)	(22,593)	(58,383)
Dividends paid to stockholders	(23,681)	—	—
Payment of deferred purchase consideration	(4,820)	—	—
Purchase of noncontrolling interests	(6,012)	(2,131)	(1,000)
Proceeds from noncontrolling interests	—	613	—
Net cash provided by (used in) financing activities	21,562	(95,962)	(79,382)
Effect of exchange rate changes on cash and cash equivalents	7,577	(4,488)	(773)
Net (decrease) increase in cash and cash equivalents	(9,245)	88,858	51,621
Cash and cash equivalents at beginning of year	249,348	160,490	108,869
Cash and cash equivalents at end of year	$240,103	$249,348	$160,490

See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2014
(In Thousands, Except Share and Per Share Data)
1. Summary of Significant Accounting Policies
Description of Business
EnerSys (the “Company”) and its predecessor companies have been manufacturers of industrial batteries for over 125 years. EnerSys is a global leader in stored energy solutions for industrial applications. The Company manufactures, markets and distributes industrial batteries and related products such as chargers, outdoor cabinet enclosures, power equipment and battery accessories, and provides related after-market and customer-support services for industrial batteries.
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
Revenue Recognition
The Company recognizes revenue when the earnings process is complete. This occurs when risk and title transfers, collectibility is reasonably assured and pricing is fixed or determinable. Shipment terms are either shipping point or destination and do not differ significantly between the Company’s business segments. Accordingly, revenue is recognized when risk and title are transferred to the customer. Amounts invoiced to customers for shipping and handling are classified as revenue. Taxes on revenue producing transactions are not included in net sales.
The Company recognizes revenue from the service of its products when the respective services are performed.
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
Business Combinations
The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired business are included in the Company’s operating results from the date of acquisition.
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

Impairment of Long-Lived Assets
The Company reviews the carrying values of its long-lived assets to be held and used for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on undiscounted estimated cash flows expected to result from its use and eventual disposition. The factors considered by the Company in performing this assessment include current operating results, trends and other economic factors. In assessing the recoverability of the carrying value of a long-lived asset, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets.
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
The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2014 and 2013.
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
The fair value of the Company’s $350,000 senior secured revolving credit facility (“2011 Credit Facility”) and short-term debt approximate their carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.
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
Income Taxes
The Company accounts for income taxes using the asset and liability approach, which requires deferred tax assets and liabilities be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets, if it is more likely than not some portion or all of the deferred tax assets will not be recognized.  The need to establish valuation allowances against deferred tax assets is assessed quarterly. The primary factors used to assess the likelihood of realization are forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
The Company has not recorded United States income or foreign withholding taxes related to undistributed earnings of foreign subsidiaries because the Company currently plans to keep these amounts permanently invested overseas.
The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statement of Income.
With respect to accounting for uncertainty in income taxes, the Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position.

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
Stock Options
The fair value of the options granted is estimated at the date of grant using the Black-Scholes option-pricing model utilizing assumptions based on historical data and current market data. The assumptions include expected term of the options, risk-free interest rate, expected volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at the grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using historical volatility rates based on historical weekly price changes over a term equal to the expected term of the options. The Company’s dividend yield is based on historical data. The Company recognizes compensation expense using the straight-line method over the vesting period of the options.
Earnings Per Share
Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2014, 2013 and 2012, the Company had outstanding stock options, restricted stock units, market share units and Convertible Notes, which could potentially dilute basic earnings per share in the future.

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
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) finalized the disclosure requirements on how entities should present financial information about reclassification adjustments from accumulated other comprehensive income in ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross-reference to the related footnote for additional information. The Company adopted ASU No. 2013-02 as of April 1, 2013, and the adoption did not have a material impact on the Company's consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

In fiscal 2014, the Company completed two acquisitions in the Americas and one in Asia, using both cash on hand and borrowings under the 2011 Credit Facility.

On October 8, 2013, the Company completed the acquisition of Purcell Systems, Inc., a designer, manufacturer and marketer of thermally managed electronic equipment and battery cabinet enclosures, headquartered in Spokane, Washington, for $119,540, net of cash acquired. The Company acquired tangible and intangible assets, including trademarks, technology, customer relationships and goodwill. Based on preliminary valuations performed, trademarks were valued at $16,800, technology at $7,900, customer relationships at $35,700, and goodwill was recorded at $54,145. The useful life of technology and customer lists were estimated at 10 and 13 years, respectively. Trademarks were considered to be indefinite-lived assets.

On October 28, 2013, the Company completed the acquisition of Quallion, LLC, a manufacturer of lithium ion cells and batteries for medical devices, defense, aviation and space, headquartered in Sylmar, California, for $25,800, net of cash acquired. The Company acquired tangible and intangible assets, in connection with the acquisition, including trademarks, technology, customer relationships and goodwill. Based on preliminary valuations performed, trademarks were valued at $500, technology at $4,400, customer relationships at $3,400, and goodwill was recorded at $13,502. The useful life of technology and customer relationships were estimated at 20 and 14 years, respectively. Trademarks were considered to be indefinite-lived assets.
On January 27, 2014, the Company completed the acquisition of UTS Holdings Sdn. Bhd. and its subsidiaries, a distributor of motive and reserve power battery products and services, headquartered in Kuala Lumpur, Malaysia, for $25,332, net of cash acquired. The Company acquired tangible and intangible assets, including trademarks, customer relationships and goodwill. Based on initial valuations performed, trademarks were valued at $1,294, customer relationships at $2,586 and goodwill was recorded at $9,254. The average life of customer relationships were estimated at 10 years and trademarks were considered to be indefinite-lived assets.

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
The results of these acquisitions have been included in the Company’s results of operations from the dates of their respective acquisitions. Pro forma earnings and earnings per share computations have not been presented as these acquisitions are not considered material. Net sales and net earnings attributable to EnerSys stockholders, related to the fiscal 2014 acquisitions were $68,231 and $2,126, respectively, during fiscal 2014.

3. Inventories
Net inventories consist of:

	March 31,
	2014	2013
Raw materials	$87,469	$88,787
Work-in-process	116,124	113,119
Finished goods	158,253	152,035
Total	$361,846	$353,941
Inventory reserves for obsolescence and other estimated losses, mainly relating to finished goods, were $20,316 and $17,372 at March 31, 2014 and 2013, respectively, and have been included in the net amounts shown above.

4. Property, Plant, and Equipment
Property, plant, and equipment consist of:

	March 31,
	2014	2013
Land, buildings, and improvements	$226,008	$206,610
Machinery and equipment	576,729	528,546
Construction in progress	35,463	25,139
	838,200	760,295
Less accumulated depreciation	(468,034)	(410,169)
Total	$370,166	$350,126
Depreciation expense for the fiscal years ended March 31, 2014, 2013 and 2012 totaled $49,693, $47,876, and $48,532, respectively. Interest capitalized in connection with major construction projects amounted to $1,046, $619, and $797 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

5. Goodwill and Other Intangible Assets
Other Intangible Assets
Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2014			2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$104,917	$(953)	$103,964	$86,298	$(953)	$85,345
Finite-lived intangible assets:
Customer relationships	55,505	(6,729)	48,776	14,016	(3,994)	10,022
Non-compete	2,581	(1,822)	759	2,558	(1,524)	1,034
Patents	17,592	(2,073)	15,519	5,383	(1,237)	4,146
Trademarks	2,004	(813)	1,191	2,004	(727)	1,277
Licenses	3,177	(914)	2,263	2,527	(650)	1,877
Total	$185,776	$(13,304)	$172,472	$112,786	$(9,085)	$103,701

The Company’s amortization expense related to finite-lived intangible assets was $4,279, $2,626, and $1,828, for the years ended March 31, 2014, 2013 and 2012, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2014, is $6,581 in 2015, $6,588 in 2016, $6,250 in 2017, $5,873 in 2018 and $5,776 in 2019.
Goodwill
The changes in the carrying amount of goodwill by reportable segment are as follows:

	Fiscal year ended March 31, 2014
	Americas	EMEA	Asia	Total
Balance at beginning of year	$150,031	$166,708	$28,760	$345,499
Goodwill acquired during the year	67,912	—	9,254	77,166
Goodwill impairment charge	—	—	(5,179)	(5,179)
Foreign currency translation adjustment	(2,313)	10,878	5	8,570
Balance at end of year	$215,630	$177,586	$32,840	$426,056

	Fiscal year ended March 31, 2013
	Americas	EMEA	Asia	Total
Balance at beginning of year	$150,754	$173,442	$28,541	$352,737
Adjustments related to the finalization of purchase accounting for fiscal 2012 acquisitions	230	155	(20)	365
Foreign currency translation adjustment	(953)	(6,889)	239	(7,603)
Balance at end of year	$150,031	$166,708	$28,760	$345,499

A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

	March 31, 2014
	Americas	EMEA	Asia	Total
Gross carrying value	$215,630	$177,586	$38,019	$431,235
Accumulated goodwill impairment charges	—	—	(5,179)	(5,179)
Net book value	$215,630	$177,586	$32,840	$426,056

	March 31, 2013
	Americas	EMEA	Asia	Total
Gross carrying value	$150,031	$166,708	$28,760	$345,499
Accumulated goodwill impairment charges	—	—	—	—
Net book value	$150,031	$166,708	$28,760	$345,499
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
The Company estimated tax-deductible goodwill to be approximately $28,126 and $10,444 as of March 31, 2014 and 2013, respectively.

6. Prepaid and Other Current Assets
Prepaid and other current assets consist of the following:

	March 31,
	2014	2013
Prepaid non-income taxes	$25,120	$27,525
Prepaid income taxes	23,762	16,145
Non-trade receivables	4,435	6,096
Other	16,085	14,053
Total	$69,402	$63,819

7. Accrued Expenses
Accrued expenses consist of the following:

	March 31,
	2014	2013
Payroll and benefits	$62,518	$52,484
Legal proceedings	58,184	—
Accrued selling expenses	30,963	28,896
Income taxes payable	27,116	19,273
Warranty	17,577	20,079
Freight	14,700	11,768
VAT and other non-income taxes	12,789	10,438
Deferred income	10,839	7,789
Restructuring	8,414	1,959
Lead forward contracts	2,371	2,832
Interest	1,980	2,171
Pension	1,602	1,431
Interest rate swaps	—	654
Other	35,849	31,890
Total	$284,902	$191,664

8. Debt
Summary of Long-Term Debt
The following summarizes the Company’s long-term debt:

	March 31,
	2014	2013
3.375% Convertible Notes, net of discount, due 2038	$162,887	$155,273
2011 Credit Facility due 2018	125,000	—
	287,887	155,273
Less current portion	—	—
Total long-term debt	$287,887	$155,273
2011 Senior Secured Revolving Credit Facility
The Company is party to a $350,000 senior secured revolving credit facility (“2011 Credit Facility”) which matures in September 2018. This facility includes an early termination provision under which the Company is required to meet a liquidity test in February 2015 related to its capacity to meet certain potential obligations related to the Convertible Notes in June 2015. Borrowings under the 2011 Credit Facility bear interest at a floating rate based, at the Company’s option, upon (i) LIBOR plus an applicable percentage (currently 1.25%), (ii) the greater of the Federal Funds rate plus 0.50% or the prime rate, or one-month LIBOR plus 1.0%, plus an applicable percentage (currently 0.25%). The interest rate at the end of March 31, 2014 was 1.39%. There are no prepayment penalties on loans under the 2011 Credit Facility. The Company had $125,000 revolver borrowings outstanding under its 2011 Credit Facility as of March 31, 2014. These borrowings were primarily utilized to fund new acquisitions. The Company had no borrowings outstanding as of March 31, 2013.
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

Amendment to 2011 Credit Facility
In August 2013 and December 2013, the Company amended its 2011 Credit Facility. The key amendments to the agreement were extending the maturity until September 2018, and increasing flexibility for entering into acquisitions and joint ventures, divestitures, stock buybacks and cash dividend payments. The Company incurred $853 in deferred financing fees in connection with the amendments.
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
The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased. Prior to maturity, the holders may convert their Convertible Notes into shares of the Company’s common stock at any time after March 1, 2015 or prior to that date under certain circumstances. When issued, the initial conversion rate was 24.6305 shares per one thousand dollars in principal amount of Convertible Notes, which was equivalent to an initial conversion price of $40.60 per share. The conversion rate as of April 1, 2014, the date when the the holders were notified that they can submit the Convertible Notes for conversion was 24.8385 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes or $40.26 per share, due to the cumulative impact of cash dividends paid on the Company's common stock. Based on this conversion rate, the number of shares to be delivered upon conversion is 4,284,641. The conversion price is subject to adjustment under certain circumstances. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares.
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
At March 31, 2014, the closing price of the Company's common stock exceeded 130% of the conversion price for more than 20 trading days during the period of 30 consecutive trading days ending March 31, 2014, thereby satisfying one of the early conversion events and as a result, the Convertible Notes became convertible on demand, and the holders were notified that they can elect to submit the Convertible Notes for conversion, between the notification date of April 1, 2014 and June 30, 2014. The carrying value of the Convertible Notes of $162,887 continues to be reported as long-term debt on the Consolidated Balance Sheet as of March 31, 2014 as the Company intends to draw on the $350,000, 2011 Credit Facility to settle the principal amount of any such conversions in cash and issue shares or a combination of cash and shares for the remaining value of the

Convertible Notes. No gain or loss was recognized when the debt became convertible. The estimated fair value of the Convertible Notes was approximately $301,875 as of March 31, 2014.
This optional conversion period is reset each quarter and the Company will reassess on the last day of each calendar quarter.
In addition, upon becoming convertible, a portion of the equity component that was recorded upon the issuance of the Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Consolidated Balance Sheet. Such amount was determined based on the cash considerations to be paid upon conversion and the carrying amount of the debt. As the holders of the Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the Convertible Notes, the reclassification into temporary equity as of March 31, 2014 was $9,613 based on the Convertible Notes principal of $172,500 and the carrying value of $162,887. If a conversion event takes place in the following quarter, this temporary equity balance will be recalculated based on the difference between the Convertible Notes principal and the debt carrying value. If the Convertible Notes are settled during the first quarter of fiscal 2015, an amount equal to the fair value of the liability component immediately prior to the settlement will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction of EnerSys stockholders’ equity.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of March 31, 2014 and 2013, respectively:

	March 31, 2014	March 31, 2013
Principal	$172,500	$172,500
Unamortized discount	(9,613)	(17,227)
Net carrying amount	$162,887	$155,273
As of March 31, 2014, the remaining discount will be amortized over a period of 14 months.
The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $7,614, $7,001 and $6,435, respectively, for the fiscal years ended March 31, 2014, 2013 and 2012.
The Company paid $8,490, $10,056 and $8,933, net of interest received, for interest during the fiscal years ended March 31, 2014, 2013 and 2012, respectively.
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
Short-Term Debt
As of March 31, 2014 and 2013, the Company had $33,814 and $22,702, respectively, of short-term borrowings from banks. The weighted-average interest rates on these borrowings were approximately 7% and 9% for fiscal years ended March 31, 2014 and 2013, respectively.
Letters of Credit
As of March 31, 2014 and 2013, the Company had $1,653 and $11,854, respectively, of standby letters of credit outstanding under the 2011 Credit Facility and other credit arrangements.
Deferred Financing Fees
Deferred financing fees, net of accumulated amortization, totaled $2,899 and $3,355 as of March 31, 2014 and 2013, respectively. Amortization expense, relating to deferred financing fees, included in interest expense was $1,141, $1,279, and $1,278 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Available Lines of Credit
As of March 31, 2014 and March 31, 2013, the Company had available and undrawn, under all its lines of credit, $360,275 and $469,123, respectively, including $136,525 and $120,373, respectively, of uncommitted lines of credit as of March 31, 2014 and March 31, 2013.

9. Leases
The Company’s future minimum lease payments under capital and operating leases that have noncancelable terms in excess of one year as of March 31, 2014 are as follows:

	Capital Leases	Operating Leases
2015	$374	$21,447
2016	202	16,534
2017	30	11,596
2018	15	7,926
2019	4	5,633
Thereafter	—	6,742
Total minimum lease payments	625	$69,878
Amounts representing interest	26
Net minimum lease payments, including current portion of $354	$599
Rental expense was $34,923, $33,090, and $31,619 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Amortization of capitalized leased assets is included in depreciation expense. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

10. Other Liabilities
Other liabilities consist of the following:

	March 31,
	2014	2013
Pension	$37,900	$34,554
Warranty	22,849	22,512
Liability for uncertain tax benefits	4,265	17,165
Deferred income	7,012	6,285
Other	9,199	9,902
Total	$81,225	$90,418

11. Fair Value of Financial Instruments
The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of March 31, 2014 and March 31, 2013 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$—	$—	$—	$—
Lead forward contracts	(2,371)	—	(2,371)	—
Foreign currency forward contracts	113	—	113	—
Total derivatives	$(2,258)	$—	$(2,258)	$—

	Total Fair Value Measurement March 31, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(654)	$—	$(654)	$—
Lead forward contracts	(2,832)	—	(2,832)	—
Foreign currency forward contracts	(11)	—	(11)	—
Total derivatives	$(3,497)	$—	$(3,497)	$—
The fair values of interest rate swap agreements are based on observable prices as quoted for receiving the variable three-month LIBOR and paying fixed interest rates and, therefore, were classified as Level 2. At March 31, 2014, the Company had no interest rate swap agreements.
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
The fair values of the Company’s short-term debt approximates its carrying value, as it is variable rate debt and the terms are comparable to market terms as of the balance sheet dates and is classified as Level 2.
The Company's senior 3.375% Convertible Notes, with a face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On March 31, 2014, the Company’s stock price closed at $69.29 per share. The Convertible Notes have a conversion option of $40.26 per share which equates to 24.8385 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes as of April 1, 2014, the date when the the holders were notified that they can submit the Convertible Notes for conversion. The conversion rate may be adjusted in accordance with the terms of the Convertible Notes and the indenture under which the Convertible Notes were issued. The fair value of these notes represent the trading values based upon quoted market prices and are classified as Level 2. The Convertible Notes were trading at 175% of face value on March 31, 2014, and 126% of face value on March 31, 2013. See Note 8 for further details.
The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at March 31, 2014 and 2013 were as follows:

	March 31, 2014				March 31, 2013
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives(1)	$113		$113		$241		$241
Financial liabilities:
Convertible Notes	$162,887	(2)	$301,875	(3)	$155,273	(2)	$217,350	(3)
Derivatives(1)	2,371		2,371		3,738		3,738

(1)
Represents interest rate swap agreements, lead and foreign currency hedges (see Note 12 for asset and liability positions of the interest rate swap agreements, lead and foreign currency hedges at March 31, 2014 and March 31, 2013).

(2)	The carrying amounts of the Convertible Notes at March 31, 2014 and March 31, 2013 represent the $172,500 principal value, less the unamortized debt discount (see Note 8 for further details).

(3)	The fair value amounts of the Convertible Notes represent the trading values of the Convertible Notes with a principal value of $172,500 at March 31, 2014 and March 31, 2013.

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
Derivatives in Cash Flow Hedging Relationships
Lead Hedge Forward Contracts
The Company enters into lead hedge forward contracts to fix the price for a portion of its lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at March 31, 2014 and 2013 were 89.9 million pounds and 56.3 million pounds, respectively.
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to hedge a portion of the Company’s foreign currency exposures for lead as well as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2014 and 2013, the Company had entered into a total of $70,332 and $51,366, respectively, of such contracts.
In the coming twelve months, the Company anticipates that $3,600 of net pretax loss relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.
Derivatives not Designated in Hedging Relationships
Interest Rate Swap Agreements
As of March 31, 2013, the Company maintained interest rate swap agreements that converted $65,000 of variable-rate debt to a fixed-rate basis, utilizing the three-month LIBOR, as a floating rate reference. These agreements expired in May 2013, and the Company had no interest rate swap agreements as of March 31, 2014.
Foreign Currency Forward Contracts
The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly within other (income) expense, net in the Consolidated Statements of Income. As of March 31, 2014 and 2013, the notional amount of these contracts was $22,461 and $21,749, respectively.
Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2014 and 2013

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Prepaid and other current assets
Foreign currency forward contracts	$12	$—	$101	$241
Total assets	$12	$—	$101	$241
Accrued expenses
Interest rate swap agreements	$—	$—	$—	$654
Lead hedge forward contracts	2,371	2,832	—	—
Foreign currency forward contracts	—	252	—	—
Total liabilities	$2,371	$3,084	$—	$654
The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge forward contracts	$(1,562)	Cost of goods sold	$718
Foreign currency forward contracts	(682)	Cost of goods sold	(707)
Total	$(2,244)		$11

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(188)
Total		$(188)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2013

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge forward contracts	$1,623	Cost of goods sold	$3,309
Foreign currency forward contracts	248	Cost of goods sold	1,703
Total	$1,871		$5,012

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Interest rate swap contracts	Other (income) expense, net	$(101)
Foreign currency forward contracts	Other (income) expense, net	2,597
Total		$2,496

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2012

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge forward contracts	$(9,731)	Cost of goods sold	$(831)
Foreign currency forward contracts	(152)	Cost of goods sold	(3,882)
Total	$(9,883)		$(4,713)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Interest rate swap contracts	Other (income) expense, net	$(977)
Foreign currency forward contracts	Other (income) expense, net	(106)
Total		$(1,083)

13. Income Taxes
Income tax expense is composed of the following:

	Fiscal year ended March 31,
	2014	2013	2012
Current:
Federal	$41,256	$38,480	$30,459
State	2,845	5,684	3,778
Foreign	22,627	19,438	16,282
Total current	66,728	63,602	50,519
Deferred:
Federal	(18,410)	3,915	(1,609)
State	(4,088)	214	(962)
Foreign	(27,250)	(2,456)	(656)
Total deferred	(49,748)	1,673	(3,227)
Income tax expense	$16,980	$65,275	$47,292
Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2014	2013	2012
United States	$47,753	$107,191	$87,597
Foreign	115,994	123,042	103,662
Earnings before income taxes	$163,747	$230,233	$191,259
Income taxes paid by the Company for the fiscal years ended March 31, 2014, 2013 and 2012 were $76,644, $64,210 and $38,482, respectively.
The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2014	2013
Deferred tax assets:
Accounts receivable	$1,204	$660
Inventories	6,146	4,345
Net operating loss carryforwards	60,359	67,834
Accrued expenses	58,417	32,773
Other assets	13,291	9,703
Gross deferred tax assets	139,417	115,315
Less valuation allowance	(23,583)	(54,542)
Total deferred tax assets	115,834	60,773
Deferred tax liabilities:
Property, plant and equipment	26,286	28,985
Other intangible assets	71,094	48,142
Convertible Notes	22,687	22,386
Other liabilities	1,554	865
Total deferred tax liabilities	121,621	100,378
Net deferred tax liabilities	$(5,787)	$(39,605)

The Company has approximately $8,993 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, with expirations between 2024 and 2033. The Company has approximately

$187,310 of foreign net operating loss carryforwards, of which $160,809 may be carried forward indefinitely and $26,501 expire between 2018 and 2022. In addition, the Company also had approximately $36,333 of state net operating loss carryforwards with expirations between 2015 and 2034.

As of March 31, 2014 and 2013, the federal valuation allowance was $1,750 and $0, respectively. The increase related to a capital loss deferred tax asset recorded in the current fiscal year that is not expected to be realized. As of March 31, 2014 and 2013, the valuation allowance associated with the state tax jurisdictions was $1,974 and $1,761, respectively. As of March 31, 2014 and 2013, the valuation allowance associated with certain foreign tax jurisdictions was $19,859 and $52,781, respectively, a decrease of $32,922, of which, $22,281 resulted in a decrease to tax expense. The remaining decrease is primarily related to currency fluctuations, the sale of one of the Company's foreign subsidiaries, and an offset to adjustments to foreign net operating losses for which a full valuation allowance was recorded. The $22,281 net decrease to tax expense includes a decrease of $25,950 due to the reversal of a previously recognized deferred tax valuation allowance related to one of the Company's foreign subsidiaries, and an increase of $3,669 primarily related to net operating loss carryforwards generated in the currrent year.
A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31,
	2014	2013	2012
United States statutory income tax expense (at 35%)	$57,311	$80,581	$66,962
Increase (decrease) resulting from:
State income taxes, net of federal effect	(647)	3,742	1,592
Nondeductible expenses, domestic manufacturing deduction and other	5,124	7,664	1,587
Effect of foreign operations	(24,277)	(27,883)	(20,028)
Valuation allowance	(20,531)	1,171	(2,821)
Income tax expense	$16,980	$65,275	$47,292
The effective income tax rate for the fiscal years ended March 31, 2014, 2013 and 2012 were 10.4%, 28.4% and 24.7%, respectively.
At March 31, 2014, the Company has not recorded United States income or foreign withholding taxes on approximately $688,870 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts permanently invested overseas. It is not practical to calculate the income tax expense that would result upon repatriation of these earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

March 31, 2011	$10,645
Increases related to current year tax positions	5,032
Increases related to prior year tax positions	182
Decreases related to prior year tax positions due to foreign currency translation	(28)
Lapse of statute of limitations	(2,886)

March 31, 2012	12,945
Increases related to current year tax positions	6,296
Increases related to prior year tax positions	969
Increases related to prior year tax positions due to foreign currency translation	245
Lapse of statute of limitations	(3,970)

March 31, 2013	16,485
Increases related to current year tax positions	207
Increases related to prior year tax positions	2,877
Decreases related to prior tax positions due to foreign currency translation	(68)
Decreases related to prior year tax positions	(14,835)
Lapse of statute of limitations	(923)
March 31, 2014	$3,743
All of the balance of unrecognized tax benefits at March 31, 2014 and 2013, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.
While the net effect on total unrecognized tax benefits cannot be reasonably estimated, approximately $240 is expected to reverse in fiscal 2015 due to expiration of various statute of limitations.
The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2014 and 2013, the Company had an accrual of $522 and $680, respectively, for interest and penalties.

14. Retirement Plans
Defined Benefit Plans
The Company provides retirement benefits to substantially all eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.
Net periodic pension cost for fiscal 2014, 2013 and 2012, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2014	2013	2012	2014	2013	2012
Service cost	$348	$349	$285	$829	$679	$645
Interest cost	619	649	668	2,412	2,377	2,504
Expected return on plan assets	(796)	(756)	(706)	(2,134)	(1,851)	(1,787)
Amortization and deferral	479	393	238	56	209	32
Net periodic benefit cost	$650	$635	$485	$1,163	$1,414	$1,394

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2014	2013	2014	2013
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$15,911	$14,040	$59,876	$53,895
Service cost	348	349	829	679
Interest cost	619	649	2,412	2,377
Plan amendments	254	—	—	—
Benefits paid, inclusive of plan expenses	(670)	(664)	(2,000)	(1,667)
Plan curtailments and settlements	—	—	(356)	—
Actuarial (gains) losses	(1,172)	1,537	3,329	7,099
Foreign currency translation adjustment	—	—	5,137	(2,507)
Benefit obligation at the end of the period	$15,290	$15,911	$69,227	$59,876

Change in plan assets
Fair value of plan assets at the beginning of the period	$10,334	$9,192	$29,468	$26,942
Actual return on plan assets	1,158	843	1,666	4,024
Employer contributions	487	963	1,852	1,639
Benefits paid, inclusive of plan expenses	(670)	(664)	(2,000)	(1,667)
Plan curtailments and settlements	—	—	(115)	—
Foreign currency translation adjustment	—	—	2,835	(1,470)
Fair value of plan assets at the end of the period	$11,309	$10,334	$33,706	$29,468
Funded status deficit	$(3,981)	$(5,577)	$(35,521)	$(30,408)

	March 31,
	2014	2013
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued expenses	$(1,602)	$(1,431)
Other liabilities	(37,900)	(34,554)
	$(39,502)	$(35,985)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2014, 2013 and 2012:

	Fiscal year ended March 31,
	2014	2013	2012
Amounts recorded in AOCI before taxes:
Prior service cost	$(1,036)	$(816)	$(922)
Net loss	(19,239)	(16,645)	(11,176)
Net amount recognized	$(20,275)	$(17,461)	$(12,098)

	Fiscal year ended March 31,
	2014	2013	2012
Changes in plan assets and benefit obligations:
New prior service cost	$255	$—	$—
Net loss arising during the year	2,262	6,376	7,757
Effect of exchange rates on amounts included in AOCI	920	(392)	(176)
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(81)	(79)	(83)
Amortization or settlement recognition of net loss	(694)	(523)	(187)
Total recognized in other comprehensive income	$2,662	$5,382	$7,311
The amounts included in AOCI as of March 31, 2014 that are expected to be recognized as components of net periodic pension cost during the next twelve months are as follows:

Net loss	$(952)
Prior service cost	(108)

Net amount expected to be recognized	$(1,060)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2014	2013	2014	2013
All defined benefit plans:
Accumulated benefit obligation	$15,290	$15,911	$65,049	$56,135
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$31,335	$28,444
Accumulated benefit obligation	—	—	29,693	27,032
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$15,290	$15,911	$69,227	$59,876
Accumulated benefit obligation	15,290	15,911	65,049	56,135
Fair value of plan assets	11,309	10,334	33,706	29,468
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$15,290	$15,911	$68,446	$29,571
Accumulated benefit obligation	15,290	15,911	64,388	27,985
Fair value of plan assets	11,309	10,334	33,009	777

Assumptions
Significant assumptions used to determine the net periodic benefit cost for the US and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2014	2013	2012	2014	2013	2012
Discount rate	4.0%	4.8%	5.7%	2.5-4.4%	2.5-5.5%	4.0-5.5%
Expected return on plan assets	7.8	8.0	8.0	3.5-7.0	5.5-7.0	5.5-7.0
Rate of compensation increase	N/A	N/A	N/A	2.0-4.0	2.0-4.0	2.0-4.0

Significant assumptions used to determine the projected benefit obligations for the US and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2014	2013	2014	2013
Discount rate	4.5%	4.0%	3.0-4.6%	2.5-4.4%
Expected return on plan assets	7.8	8.0	3.5-7.0	4.0-7.0
Rate of compensation increase	N/A	N/A	2.0-4.0	2.0-4.0

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
Equity investments are maintained within a target range of 40%-75% of the total portfolio market value. Investments in debt securities include issues of various maturities, and the average quality rating of bonds should be investment grade with a minimum quality rating of “B” at the time of purchase.
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

The following table represents our pension plan investments measured at fair value as of March 31, 2014 and 2013 and the basis for that measurement:

	March 31, 2014
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,225	$1,225	$—	$—	$—	$—	$—	$—
Equity securities
US(a)	6,520	6,520	—	—	3,452	3,452	—	—
International(b)	1,011	1,011	—	—	19,193	19,193	—	—
Fixed income(c)	2,553	2,553	—	—	11,061	11,061	—	—
Total	$11,309	$11,309	$—	$—	$33,706	$33,706	$—	$—

	March 31, 2013
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,454	$1,454	$—	$—	$—	$—	$—	$—
Equity securities
US(a)	5,346	5,346	—	—	2,856	2,856	—	—
International(b)	905	905	—	—	15,617	15,617	—	—
Fixed income(c)	2,629	2,629	—	—	10,995	10,995	—	—
Total	$10,334	$10,334	$—	$—	$29,468	$29,468	$—	$—
The fair values presented above were determined based on valuation techniques to measure fair value as discussed in Note 1.

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

(c)	Fixed income consists primarily of investment grade bonds from diversified industries.
The Company expects to make cash contributions of approximately $2,898 to its pension plans in fiscal 2015.
Estimated future benefit payments under the Company’s pension plans are as follows:

Pension Benefits
2015	$2,697
2016	2,653
2017	3,151
2018	3,148
2019	3,415
Years 2020-2024	21,298

Defined Contribution Plan
The Company maintains defined contribution plans primarily in the U.S. and U.K. Eligible employees can contribute a portion of their pre-tax and /or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2014, 2013 and 2012 were $6,311, $5,191 and $5,146, respectively.

15. Stockholders’ Equity and Noncontrolling Interests
Preferred Stock and Common Stock
The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2014 and 2013, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.
The following demonstrates the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2012, 2013 and 2014, respectively:

Shares outstanding as of March 31, 2011	50,034,353
Purchase of treasury stock	(2,646,885)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	412,661
Shares outstanding as of March 31, 2012	47,800,129
Purchase of treasury stock	(683,192)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	723,267
Shares outstanding as of March 31, 2013	47,840,204
Purchase of treasury stock	(1,191,145)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	293,067
Shares outstanding as of March 31, 2014	46,942,126
Treasury Stock
In fiscal 2014 and 2013, the Company purchased 1,191,145 shares of its common stock for $69,867 and 683,192 shares for $22,593, respectively. At March 31, 2014 and 2013, the Company held 6,321,222 and 5,130,077 shares as treasury stock, respectively.

Accumulated Other Comprehensive Income ("AOCI")
The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2014
Pension funded status adjustment	$(13,169)	$(2,662)	$624	$(15,207)
Net unrealized (loss) on derivative instruments	(832)	(1,414)	(7)	(2,253)
Foreign currency translation adjustment	54,656	30,649	—	85,305
Accumulated other comprehensive income	$40,655	$26,573	$617	$67,845
March 31, 2013
Pension funded status adjustment	$(8,982)	$(5,382)	$1,195	$(13,169)
Net unrealized gain (loss) on derivative instruments	1,175	1,153	(3,160)	(832)
Foreign currency translation adjustment	81,900	(27,244)	—	54,656
Accumulated other comprehensive income	$74,093	$(31,473)	$(1,965)	$40,655
March 31, 2012
Pension funded status adjustment	$(3,512)	$(7,311)	$1,841	$(8,982)
Net unrealized gain (loss) on derivative instruments	4,436	(6,232)	2,971	1,175
Foreign currency translation adjustment	114,256	(32,356)	—	81,900
Accumulated other comprehensive income	$115,180	$(45,899)	$4,812	$74,093

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2014:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(11)
Tax expense	4
Net unrealized gain on derivative instruments, net of tax	$(7)	Cost of goods sold

Defined benefit pension costs:
Prior service costs and deferrals	$944
Tax benefit	(320)
Net periodic benefit cost, net of tax	$624	Net periodic benefit cost, included in Cost of goods sold, Operating expenses - See Note 14
Noncontrolling Interests
During fiscal 2013, the Company acquired the remaining 40% of noncontrolling interest of EAS Germany GmbH previously owned by GAIA Akkumulatorenwerke GmbH (“GAIA”), a wholly owned subsidiary of Lithium Technology Corporation (“LTC”) for $2,131.
Redeemable Noncontrolling Interests
During fiscal 2012, the Company acquired a controlling financial interest in Powertech Batteries and Energy Leader Batteries India Limited. The minority partners of both Powertech Batteries and Energy Leader Batteries India Limited had options exercisable to require the redemption of the shares owned by them, which if exercised, would make the Company the sole owner of these entities. The noncontrolling interests in both of these entities were reported by the Company as redeemable noncontrolling interests at their estimated redemption value and classified as mezzanine equity (temporary equity) on the Consolidated Balance Sheets. In the third quarter of fiscal 2014, the Company acquired the remaining 37.45% of noncontrolling interest of Energy Leader Batteries India Limited for $6,012.

The following demonstrates the change in redeemable noncontrolling interests during the fiscal years ended March 31, 2012, 2013 and 2014, respectively:

Balance as of March 31, 2011	$—
Redeemable noncontrolling interests recognized in acquisitions of Powertech Batteries and Energy Leader Batteries India Limited	9,916
Net losses attributable to redeemable noncontrolling interests	(170)
Foreign currency translation adjustment	36
Balance as of March 31, 2012	$9,782
Net losses attributable to redeemable noncontrolling interests	(1,429)
Loan to equity conversion by redeemable noncontrolling interests	3,901
Foreign currency translation adjustment	(1,159)
Balance as of March 31, 2013	$11,095
Net losses attributable to redeemable noncontrolling interests	(3,536)
Redemption value adjustment	4,974
Purchase of subsidiary shares from redeemable noncontrolling interest	(3,146)
Foreign currency translation adjustment	(1,340)
Balance as of March 31, 2014	$8,047

16. Stock-Based Compensation
As of March 31, 2014, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market share units and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2010 EIP. Shares subject to awards that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of an award shall not count against the limit described above.
As of March 31, 2014, 2,174,313 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.
Stock Options
No non-qualified stock options were granted during the last three fiscal years. Options generally expire 10 years from the date of grant.
For fiscal 2014, 2013 and 2012, the Company recognized $0 ($0 net of taxes), $97 ($69 net of taxes) and $1,092 ($822 net of taxes), respectively, of stock-based compensation expense associated with stock option grants.

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2011	860,779	6.2	$19.52	$17,129
Exercised	(227,116)		15.82	3,691
Options outstanding as of March 31, 2012	633,663	6.1	$20.85	$8,879
Exercised	(555,677)		21.70	8,860
Options outstanding as of March 31, 2013	77,986	2.5	$14.76	$2,404
Exercised	(11,813)		14.72	537
Options outstanding and exercisable as of March 31, 2014	66,173	1.4	$14.77	$3,608
The following table summarizes information regarding stock options outstanding, all of which are also exercisable, as of March 31, 2014:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$10.01-$15.00	58,000	1.1	$14.27
$15.01-$30.19	8,173	3.2	18.31
	66,173	1.4	$14.77

Restricted Stock Units and Market Share Units
In fiscal 2014, the Company granted to non-employee directors 17,064 deferred restricted stock units at the fair value of $53.92 per restricted stock unit at the date of grant. In fiscal 2013, such grants amounted to 21,328 restricted stock units at the fair value of $37.51 per restricted stock unit at the date of grant and in fiscal 2012, amounted to 35,632 restricted stock units at the market price of $22.45 per restricted stock unit at the date of grant. The awards vest immediately upon the date of grant and the payment of shares of common stock under this grant are payable upon such director’s termination of service as a director.
In fiscal 2014, 2013 and 2012, the Company granted 5,232, 9,412 and 9,340 restricted stock units, respectively, at various fair values, under deferred compensation plans.
In fiscal 2014, the Company granted to management and other key employees 161,629 restricted stock units at the fair value of $50.70 per restricted stock unit and 189,438 market share units at a weighted average fair value of $65.03 per market share unit at the date of grant.
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
For purposes of determining the fair value of market share units granted, the Company uses a binomial lattice model with the following assumptions:

	2014	2013	2012
Risk-free interest rate	0.52%	0.37%	0.93%
Dividend yield	1%	—%	—%
Expected life (years)	3	3	3
Volatility	33.89%	39.08%	45.5%

A summary of the changes in restricted stock units and market share units awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2014 is presented below:

	Restricted Stock Units (RSU)		Market Share Units (MSU)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of MSU	Weighted- Average Grant Date Fair Value
Non-vested awards as of March 31, 2013	599,981	$26.53	630,039	$42.29
Granted	183,925	49.41	189,438	65.03
Stock dividend	4,485	34.99	5,600	50.12
Performance factor	—	—	98,032	34.45
Vested	(216,432)	24.63	(222,123)	34.45
Canceled	(9,927)	33.09	(30,379)	44.74
Non-vested awards as of March 31, 2014	562,032	$35.13	670,607	$50.14
The Company recognized stock-based compensation expense relating to restricted stock units and market share units of approximately $16,742, with a related tax benefit of $2,843 for fiscal 2014, $14,640, with a related tax benefit of $4,105 for fiscal 2013 and $10,493, with a related tax benefit of $2,599 for fiscal 2012.
All Award Plans
As of March 31, 2014, unrecognized compensation expense associated with the non-vested incentive awards outstanding was $25,353 and is expected to be recognized over a weighted-average period of 18 months.

17. Earnings Per Share
The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2014	2013	2012
Net earnings attributable to EnerSys stockholders	$150,328	$166,508	$144,003
Weighted-average number of common shares outstanding:
Basic	47,473,690	48,022,005	48,748,205
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	1,034,505	593,422	467,830
Convertible Notes	1,279,960	20,022	—
Diluted weighted-average number of common shares outstanding	49,788,155	48,635,449	49,216,035
Basic earnings per common share attributable to EnerSys stockholders	$3.17	$3.47	$2.95
Diluted earnings per common share attributable to EnerSys stockholders	$3.02	$3.42	$2.93
Anti-dilutive equity awards not included in diluted weighted-average common shares	—	—	221,097
The Company's Convertible Notes became convertible at the option of the holders effective January 2, 2014, as described in Note 8 and it is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration ("conversion premium") in cash, shares of the Company’s common stock or a combination of cash and shares. During fiscal 2014, the average price of our common stock at $59.46 per share exceeded the conversion price of $40.60 per share on the Convertible Notes. For fiscal 2014 and 2013, 1,279,960 and 20,022 shares, respectively, relating to the conversion premium on the Convertible Notes were included in the diluted earnings per share using the "if converted" method.

18. Commitments, Contingencies and Litigation
Litigation and Other Legal Matters
In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of environmental, anti-competition, employment, contract and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. In the ordinary course of business, the Company and its subsidiaries are also subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. In connection with formal and informal inquiries by federal, state, local and foreign agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their activities.
In view of the inherent difficulty of predicting the outcome of such litigation, regulatory and governmental matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation, regulatory and governmental matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a litigation, regulatory or governmental matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. If, at the time of evaluation, the loss contingency related to a litigation, regulatory or governmental matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation, regulatory or governmental matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

Altergy
In the fourth quarter of fiscal 2014, the Company recorded a $58,184 legal proceedings charge in connection with an adverse arbitration result involving disputes between the Company's wholly-owned subsidiary, EnerSys Delaware Inc. (“EDI”), and Altergy Systems (“Altergy”). EDI and Altergy were parties to a Supply and Distribution Agreement (the “SDA”) pursuant to which EDI was, among other things, granted the exclusive right to distribute and sell certain fuel cell products manufactured by Altergy for various applications throughout the United States. Commencing in 2011, various disputes arose and, because of the mandatory arbitration provision in the SDA, an arbitration action was filed by EDI in November 2012 seeking arbitration of claims relating to the SDA. In February 2013, EDI terminated the SDA. Following unsuccessful attempts to resolve their disputes by mediation in July 2013, the parties moved forward with arbitration in August 2013, where each party asserted various claims against the other.

After discovery, a hearing and post-hearing submissions by each party, on May 13, 2014, the arbitration panel issued an award in favor of Altergy. As a result, the arbitration panel concluded that Altergy should recover $58,184 in net money damages from EDI. On May 13, 2014, Altergy filed a petition with the U.S. District Court for the Northern District of California seeking to confirm the arbitration panel award as well as post-award, prejudgment interest at the rate of 5.75% and post-judgment interest at the applicable federal statutory rate.

We are currently reviewing our options with our legal counsel to challenge this award, however there can be no assurances that a challenge, if and when made, will ultimately be successful. The full amount of the award was recorded in the fourth quarter of fiscal 2014 with an after tax expense of approximately $35,667. Adjustments to the accrual may be made in future periods depending on the outcome of any challenge.

EnerSys Sarl Litigation
In fiscal 2009, the Court of Commerce in Lyon, France ruled that the Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. The Company’s portion of damages was assessed at €2,700 or $4,200, which was duly recorded and paid by the Company, but the ruling was appealed. In a subsequent ruling by the Court of Appeal of Lyon, France, portion of damages was reduced, entitling the Company to a refund of the monies paid of €671 or $900, which has been recorded and collected in the second quarter of fiscal 2012. The Company further appealed the ruling to the French Supreme Court, which on March 14, 2012, ruled in the Company’s favor and ordered the case back to the Court of Appeal of Lyon to further review certain aspects of the original decision in the case, including the assessment of damages. The Court of Appeal of Lyon heard arguments on April 9, 2013 and ruled in the Company’s favor on June 11, 2013, entitling the Company to a refund of the monies paid of €2,000, or $2,756. One of the parties to the litigation that is adverse to the Company has appealed this ruling to the French Supreme Court, with a ruling expected in the 4th quarter of fiscal 2015. While the Company intends to pursue these matters vigorously, there can be no assurances as to the outcome of the matter. Additionally, the Company recorded no accrual or receivable based upon the June 2013 ruling of the Court of Appeal of Lyon, but adjustments may be made in future periods depending on the outcome of the appeal to the French Supreme Court.
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
The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and is separate from the Company’s current metal fabrication facility in Sumter. The Company has established a reserve for this facility. As of March 31, 2014 and 2013, the reserves related to this facility were $2,915. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.
Collective Bargaining
At March 31, 2014, the Company had approximately 9,500 employees. Of these employees, approximately 34% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that did not exceed twelve months were approximately 13%. The average term of these agreements is two years, with the longest term being four years.
Lead Contracts
To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at March 31, 2014 and 2013, the Company has hedged the price to purchase approximately 89.9 million pounds and 56.3 million pounds of lead, respectively, for a total purchase price of $86,494 and $56,601, respectively.
Foreign Currency Forward Contracts
The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany and third-party trade transactions. To hedge these exposures, the Company has entered into a total of $92,793 and $73,115, respectively, of foreign currency forward contracts with financial institutions as of March 31, 2014 and 2013, respectively.
Interest Rate Swap Agreements
The Company is exposed to changes in variable U.S. interest rates on borrowings under its 2011 Credit Facility. On a selective basis, from time to time, the Company enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. These agreements expired in May 2013 and the Company had no interest rate swap agreements at March 31, 2014. At March 31, 2013, such agreements converted $65,000 of variable-rate debt to a fixed-rate basis utilizing the three-month LIBOR as a floating rate reference. Fluctuations in LIBOR and fixed rates affect both the Company’s net financial investment position and the amount of cash to be paid or received under these agreements.

19. Restructuring and Other Exit Charges

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
During fiscal 2011, the Company announced a restructuring of its European operations, which resulted in a reduction of approximately 60 employees upon completion across its operations. The Company recorded restructuring charges of $5,178 in fiscal 2011 through 2012, with no additional charges in fiscal 2013. These charges were primarily from cash expenses for employee severance-related payments. This plan has been completed as of March 31, 2013.
During fiscal 2012, the Company announced restructuring plans related to its operations in EMEA, primarily consisting of the transfer of manufacturing of select products between certain of its manufacturing operations and restructuring of its selling, general and administrative operations, which resulted in the reduction of approximately 85 employees upon completion at the end of the second quarter of fiscal 2014. The total charges for these actions amounted to $3,545, primarily from cash expenses for employee severance-related payments. The Company recorded restructuring charges of $3,070 in fiscal 2012 and $475 of charges in fiscal 2013 with no additional charges in fiscal 2014. The Company incurred $2,433 of costs against the accrual during fiscal 2012, and $913 of costs incurred in fiscal 2013 with $185 of additional incurred against the accrual during fiscal 2014. This plan was completed as of September 29, 2013.
During fiscal 2013, the Company announced further restructurings related to improving the efficiency of its manufacturing operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,200, primarily from cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately130 employees upon completion. During fiscal 2013, the Company recorded restructuring charges of $3,998, consisting of non-cash charges of $1,399 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $2,599. During fiscal 2014, the Company recorded an additional $2,465 in charges. During fiscal 2013, the Company incurred $952 of costs against the accrual with an additional $2,748 of costs incurred during fiscal 2014. As of March 31, 2014, the reserve balance associated with these actions is $1,409. The Company expects to be committed to an additional $700 of restructuring charges related to these actions during fiscal 2015, and expects to complete the program during fiscal 2015.
During fiscal 2013, the Company announced a restructuring related to the closure of its manufacturing facility located in Chaoan, People’s Republic of China, pursuant to which the Company transferred the manufacturing at that location to its other facilities in the People’s Republic of China, to improve operational efficiencies. The total charges related to this action amounted to $2,939. During fiscal 2013, the Company recorded restructuring charges of $2,691, consisting of non-cash charges of $2,290 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $401. During fiscal 2014, $248 of additional other restructuring charges were accrued. During fiscal 2013, the Company incurred $221 in costs against the accrual with an additional $428 of costs incurred during fiscal 2014. This plan was completed as of March 31, 2014.
During fiscal 2014, the Company announced further restructuring programs to improve the efficiency of its manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consists of the transfer of motive power and a portion of reserve power battery manufacturing to the Company's facilities in Western Europe. The Company estimates that the total charges for all actions announced during fiscal 2014 will amount to approximately $26,500, primarily from non-cash charges related to the write-off of fixed assets and inventory of approximately $12,000, along with cash charges for employee severance-related payments and other charges of $14,500. The Company estimates that these actions will result in the reduction of approximately 510 employees upon completion. During fiscal 2014, the Company recorded restructuring charges of $19,039 consisting of non-cash charges of $10,089 related to the write-off of fixed assets and inventory, along with cash charges of $8,950 related to employee severance. During fiscal 2014 the Company incurred $2,130 in costs against the accrual. As of March 31, 2014, the reserve balance associated with these actions is $7,005. The Company expects to be committed to an additional $7,500 of restructuring charges in fiscal 2015 related to these actions, comprising of non-cash charges of $1,900 and cash charges of $5,600 and expects to complete the program during fiscal 2015.
A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2011	$4,920	$—	$4,920
Accrual adjustment	(681)	—	(681)
Accrued	4,958	—	4,958
Costs incurred	(7,966)	—	(7,966)
Foreign currency impact and other	(45)	—	(45)
Balance at March 31, 2012	$1,186	$—	$1,186
Accrued	3,093	382	3,475
Costs incurred	(2,485)	(157)	(2,642)
Foreign currency impact and other	(56)	(4)	(60)
Balance at March 31, 2013	$1,738	$221	$1,959
Accrued	10,285	1,378	11,663
Costs incurred	(4,966)	(525)	(5,491)
Foreign currency impact and other	255	28	283
Balance at March 31, 2014	$7,312	$1,102	$8,414

Other Exit Charges
During fiscal 2014, the Company recorded exit charges of $5,574, consisting of non-cash charges of $1,409 and cash charges of $4,165 related to certain operations in Europe.

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

Balance at March 31, 2011	$36,006
Current year provisions	26,841
Costs incurred	(20,185)
Foreign currency translation adjustment	(595)

Balance at March 31, 2012	42,067
Current year provisions	19,724
Costs incurred	(20,945)
Foreign currency translation adjustment	1,745

Balance at March 31, 2013	42,591
Current year provisions	16,098
Costs incurred	(22,862)
Fair value of warranty reserves of acquired businesses	2,817
Foreign currency translation adjustment	1,782
Balance at March 31, 2014	$40,426

21. Other (Income) Expense, Net
Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2014	2013	2012
Foreign exchange transaction losses	$5,845	$1,887	$1,483
Non-operational assets written off	5,000	—	—
Insurance recoveries	—	(1,800)	—
Other	2,813	829	1,585
Total	$13,658	$916	$3,068

22. Business Segments

Summarized financial information related to the Company’s reportable segments at March 31, 2014, 2013 and 2012 and for each of the fiscal years then ended is shown below.

	Fiscal year ended March 31,
	2014	2013	2012
Net sales by segment to unaffiliated customers
Americas	$1,267,598	$1,126,904	$1,082,747
EMEA	966,152	926,165	995,431
Asia	240,683	224,490	205,191
Total net sales	$2,474,433	$2,277,559	$2,283,369
Net sales by product line
Reserve power	$1,234,538	$1,118,965	$1,092,734
Motive power	1,239,895	1,158,594	1,190,635
Total net sales	$2,474,433	$2,277,559	$2,283,369
Intersegment sales
Americas	$33,951	$36,854	$38,115
EMEA	77,549	76,947	75,652
Asia	29,428	31,246	21,182
Total intersegment sales(1)	$140,928	$145,047	$134,949
Operating earnings
Americas	$179,080	$171,854	$138,894
EMEA	84,902	64,032	63,872
Asia	21,217	21,146	12,133
Restructuring and other exit charges—EMEA	(27,078)	(4,473)	(4,988)
Restructuring charges—Asia	(248)	(2,691)	—
Legal proceedings charge—Americas	(58,184)	—	—
Legal proceedings settlement income—EMEA	—	—	900
Goodwill impairment charge—Asia	(5,179)	—	—
Total operating earnings(2)	$194,510	$249,868	$210,811
Property, plant and equipment, net
Americas	$155,988	$152,678	$144,701
EMEA	145,308	152,577	161,854
Asia	68,870	44,871	46,660
Total	$370,166	$350,126	$353,215
Capital Expenditures
Americas	$24,641	$29,566	$20,862
EMEA	14,871	20,761	21,631
Asia	22,483	4,959	6,450
Total	$61,995	$55,286	$48,943
Depreciation and Amortization
Americas	$26,596	$23,073	$21,466
EMEA	22,708	22,255	25,451
Asia	4,668	5,174	3,443
Total	$53,972	$50,502	$50,360

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 44.0%, 43.0% and 42.6% for fiscal years ended March 31, 2014, 2013 and 2012, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2014 and 2013, were $128,712 and $127,191, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and therefore was deemed not material for separate disclosure.

23. Quarterly Financial Data (Unaudited)
The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2014 ended on June 30, 2013, September 29, 2013, December 29, 2013, and March 31, 2014, respectively. The four quarters in fiscal 2013 ended on July 1, 2012, September 30, 2012, December 30, 2012, and March 31, 2013, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2014
Net sales	$597,297	$568,847	$643,031	$665,258	$2,474,433
Gross profit	140,139	144,350	167,122	178,009	629,620
Operating earnings(1)(3)(4)	62,608	61,005	58,940	11,957	194,510
Net earnings	40,417	41,151	52,390	12,809	146,767
Net earnings attributable to EnerSys stockholders	40,847	41,339	55,300	12,842	150,328
Net earnings per common share attributable to EnerSys stockholders—basic	$0.85	$0.87	$1.17	$0.27	$3.17
Net earnings per common share attributable to EnerSys stockholders—diluted	$0.83	$0.84	$1.10	$0.26	$3.02
Fiscal year ended March 31, 2013
Net sales	$593,910	$554,212	$557,320	$572,117	$2,277,559
Gross profit	148,306	138,339	143,698	139,013	569,356
Operating earnings(2)	70,255	62,885	59,737	56,991	249,868
Net earnings	45,564	43,011	38,677	37,706	164,958
Net earnings attributable to EnerSys stockholders	45,804	43,790	39,184	37,730	166,508
Net earnings per common share attributable to EnerSys stockholders—basic	$0.96	$0.91	$0.81	$0.79	$3.47
Net earnings per common share attributable to EnerSys stockholders—diluted	$0.95	$0.90	$0.80	$0.77	$3.42

(1)	Included in Operating earnings were restructuring charges of $421, $1,119, $12,920 and $12,866 for the first, second, third and fourth quarters of fiscal 2014, respectively.

(2)	Included in Operating earnings were restructuring charges of $370, $1,295, $3,776 and $1,723 for the first, second, third and fourth quarters of fiscal 2013, respectively.

(3)	Included in Operating earnings for the third quarter of fiscal 2014 was a charge for goodwill impairment relating to a subsidiary in India for $5,179.

(4)	Included in Operating earnings for the fourth quarter of fiscal 2014 was a legal proceedings charge of $58,184.

24. Subsequent Events
On May 7, 2014, the Company announced the payment of a quarterly cash dividend of $0.175 per share of common stock to be paid on June 27, 2014, to stockholders of record as of June 13, 2014.
On May 7, 2014, the Company also announced the establishment of a new $70,000 stock repurchase authorization that expires on March 31, 2015.
On May 12, 2014, under the Company's 2010 Equity Incentive Plan, the Company granted 76,512 stock options which vest over three years, 118,312 restricted stock units, which vest 25% each year over four-years from the date of grant, and 152,203 market share units, which vest three years from the date of grant.
On May 13, 2014, in the EnerSys Delaware Inc. ("EDI") v. Altergy Systems ("Altergy") arbitration matter, the arbitration panel issued an award in favor of Altergy and concluded that Altergy should recover $58,184 in net money damages from EDI. See Note 18 for details.

SCHEUDLE II
EnerSys
Valuation and Qualifying Accounts
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Purchase accounting adjustments	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2012	$10,547	$1,395	$(2,012)	$—	$92	$10,022
Fiscal year ended March 31, 2013	10,022	998	(1,568)	—	(160)	9,292
Fiscal year ended March 31, 2014	9,292	907	(963)	—	210	9,446

Allowance for inventory valuation:
Fiscal year ended March 31, 2012	$15,052	$7,659	$(7,657)	$—	$(223)	$14,831
Fiscal year ended March 31, 2013	14,831	7,337	(4,584)	—	(212)	17,372
Fiscal year ended March 31, 2014	17,372	5,944	(3,283)	—	283	20,316

Deferred tax asset—valuation allowance: (2)
Fiscal year ended March 31, 2012	$63,617	$2,457	$(7,528)	$1,124	$(3,311)	$56,359
Fiscal year ended March 31, 2013	56,359	3,829	(3,259)	—	(2,387)	54,542
Fiscal year ended March 31, 2014	54,542	6,951	(27,269)	327	(10,968)	23,583

(1)	Primarily the impact of currency changes.

(2)	"Other" also includes sale of one of the Company’s foreign subsidiaries and an offset to adjustments to foreign net operating losses for which a full valuation allowance was recorded.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
The report called for by Item 308(a) of Regulation S-K is included herein as “Management Report on Internal Control Over Financial Reporting.”
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Our evaluation of internal control over financial reporting did not include the internal controls of entities that were acquired ( Purcell Systems, Inc., Quallion, LLC, and UTS Holdings Sdn. Bhd. and its subsidiaries ) during fiscal 2014, which are included in the fiscal 2014 consolidated financial statements and constituted 9.9% of total assets as of March 31, 2014 and 2.8% of net sales for the year then ended.
Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2014.
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
The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.
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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,969,419	(1)	$14.77	(2)	2,174,313
Equity compensation plans not approved by security holders	—		—		—
Total	1,969,419		$14.77		2,174,313

(1)	Assumes a 200% payout of market share units.

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
(b) The following documents are filed herewith as exhibits:

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 001-32253) filed on February 6, 2013).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to EnerSys’ Quarterly Report on Form 10-Q for the period ended December 30, 2012 (File No. 001-32253) filed on February 6, 2013).

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

10.3
Third Amendment to the Credit Agreement, dated as of December 18, 2013, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers, and the various lending institutions (incorporated by reference to Exhibit 10.3 to EnerSys’ Quarterly Report on Form 10-Q for the period ended December 29, 2013 (File No. 001-32253) filed on February 5, 2014).

10.4
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

10.5
Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.6
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

10.9	Form of Severance Agreement (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K for year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013).

10.10
Form of Stock Option Agreement (six-month vesting) (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2008 (File No. 001-32253) filed on June 1, 2009).

10.11	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.12	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.13	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.14	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.15	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.16	Form of 2010 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 16, 2010).

10.17
EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.18	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.20	Form of Stock Option Agreement (four-year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.21	Form of Stock Option Agreement (three-year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.22	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.23	Form of Restricted Stock Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.24
Form of Restricted Stock Unit Agreement – Employees – 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.25	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.26
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.27
Form of Restricted Stock Unit Agreement – Employees and Senior Executives – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.28
Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.29
Form of Deferred Stock Unit Agreement – Non-Employee Directors – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.30
Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013.

10.31
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013.

10.32	Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.33	Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (filed herewith).

10.34	Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.35	Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.36	Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (filed herewith).

10.37	Form of Indemnification Agreement - Directors and Officers

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ JOHN D. CRAIG
Date: May 28, 2014		John D. Craig Chairman, President and Chief Executive Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ JOHN D. CRAIG John D. Craig	Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2014

/s/ MICHAEL J. SCHMIDTLEIN Michael J. Schmidtlein	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	May 28, 2014

/s/ KERRY M. KANE Kerry M. Kane	Vice President and Corporate Controller (Principal Accounting Officer)	May 28, 2014

/s/ HWAN-YOON F. CHUNG Hwan-yoon F. Chung	Director	May 28, 2014

/S/ SEIFI GHASEMI Seifi Ghasemi	Director	May 28, 2014

/s/ HOWARD I. HOFFEN Howard I. Hoffen	Director	May 28, 2014

/s/ ARTHUR T. KATSAROS Arthur T. Katsaros	Director	May 28, 2014

Name	Title	Date

/s/ JOHN F. LEHMAN John F. Lehman	Director	May 28, 2014

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED) General Robert Magnus, USMC (Retired)	Director	May 28, 2014

/s/ DENNIS S. MARLO Dennis S. Marlo	Director	May 28, 2014

/s/ JOSEPH C. MUSCARI Joseph C. Muscari	Director	May 28, 2014

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 001-32253) filed on February 6, 2013).

3.2	Bylaws (incorporated by reference to Exhibits 3.2 to EnerSys’ Quarterly Report on Form 10-Q for the period ended December 30, 2012 (File No. 001-32253) filed on February 6, 2013).

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

10.3
Third Amendment to the Credit Agreement, dated as of December 18, 2013, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers, and the various lending institutions (incorporated by reference to Exhibit 10.3 to EnerSys’ Quarterly Report on Form 10-Q for the period ended December 29, 2013 (File No. 001-32253) filed on February 5, 2014).

10.4
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

10.5
Form of Indemnification Agreement between EnerSys and each of its Directors and Officers (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.6
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

10.9	Form of Severance Agreement (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K for year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013).

10.10
Form of Stock Option Agreement (six-month vesting) (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2008 (File No. 001-32253) filed on June 1, 2009).

10.11	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.12	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.13	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.14	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.15	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.16	Form of 2010 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 16, 2010).

10.17
EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.18	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.19	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.20	Form of Stock Option Agreement (four-year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.21	Form of Stock Option Agreement (three-year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.22	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.23	Form of Restricted Stock Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.24
Form of Restricted Stock Unit Agreement – Employees – 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.25	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.26
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.27
Form of Restricted Stock Unit Agreement – Employees and Senior Executives – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.28
Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.29
Form of Deferred Stock Unit Agreement – Non-Employee Directors – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.30
Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013.

10.31
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013.

10.32	Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.33	Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (filed herewith).

10.34	Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.35	Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.36	Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (filed herewith).

10.37	Form of Indemnification Agreement - Directors and Officers

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.