Form 10-Q
period 2014-06-29
EnerSys
filed 2014-08-06
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014

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
Common Stock outstanding at August 1, 2014: 46,529,587 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 29, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$234,898	$240,103
Accounts receivable, net of allowance for doubtful accounts: June 29, 2014 - $9,474; March 31, 2014 - $9,446	560,313	564,584
Inventories, net	384,194	361,846
Deferred taxes	64,009	64,765
Prepaid and other current assets	70,868	69,402
Total current assets	1,314,282	1,300,700
Property, plant, and equipment, net	371,712	370,166
Goodwill	422,937	426,056
Other intangible assets, net	170,687	172,472
Other assets	49,947	52,464
Total assets	$2,329,565	$2,321,858
Liabilities and Equity
Current liabilities:
Short-term debt	$30,109	$33,814
Capital lease obligations	327	354
Accounts payable	261,478	259,484
Accrued expenses	272,033	287,751
Total current liabilities	563,947	581,403
Long-term debt and capital lease obligations	328,490	288,132
Deferred taxes	97,638	101,149
Other liabilities	81,055	81,225
Total liabilities	1,071,130	1,051,909
Commitments and contingencies	—	—
Redeemable noncontrolling interests	7,880	8,047
Redeemable equity component of Convertible Notes	7,607	9,613
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at June 29, 2014 and at March 31, 2014	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 53,619,794 shares issued and 46,635,974 shares outstanding at June 29, 2014; 53,263,348 shares issued and 46,942,126 shares outstanding at March 31, 2014	532	532
Additional paid-in capital	495,490	500,254
Treasury stock, at cost, 6,983,820 shares held as of June 29, 2014; 6,321,222 shares held as of March 31, 2014	(216,230)	(170,643)
Retained earnings	889,192	848,414
Accumulated other comprehensive income	68,131	67,845
Total EnerSys stockholders’ equity	1,237,115	1,246,402
Nonredeemable noncontrolling interests	5,833	5,887
Total equity	1,242,948	1,252,289
Total liabilities and equity	$2,329,565	$2,321,858
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	June 29, 2014	June 30, 2013
Net sales	$634,110	$597,297
Cost of goods sold	471,533	457,158
Gross profit	162,577	140,139
Operating expenses	89,059	77,110
Restructuring charges	1,829	421
Operating earnings	71,689	62,608
Interest expense	4,884	4,271
Other (income) expense, net	1,028	2,358
Earnings before income taxes	65,777	55,979
Income tax expense	16,662	15,562
Net earnings	49,115	40,417
Net losses attributable to noncontrolling interests	(54)	(430)
Net earnings attributable to EnerSys stockholders	$49,169	$40,847
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.05	$0.85
Diluted	$0.99	$0.83
Dividends per common share	$0.175	$0.125
Weighted-average number of common shares outstanding:
Basic	46,899,303	47,868,982
Diluted	49,726,238	49,304,944
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	June 29, 2014	June 30, 2013
Net earnings	$49,115	$40,417
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	2,491	(1,488)
Pension funded status adjustment, net of tax	185	201
Foreign currency translation adjustment	(2,557)	(1,934)
Total other comprehensive income (loss), net of tax	119	(3,221)
Total comprehensive income	49,234	37,196
Comprehensive loss attributable to noncontrolling interests	(221)	(1,231)
Comprehensive income attributable to EnerSys stockholders	$49,455	$38,427
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities
Net earnings	$49,115	$40,417
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,291	12,607
Write-off of assets relating to restructuring	365	—
Derivatives not designated in hedging relationships:
Net losses	10	226
Cash proceeds (settlements)	33	(208)
Provision for doubtful accounts	250	(217)
Deferred income taxes	58	153
Non-cash interest expense	2,262	2,235
Stock-based compensation	5,096	3,023
Gain on disposal of property, plant, and equipment	(17)	(328)
Changes in assets and liabilities:
Accounts receivable	3,256	(21,395)
Inventories	(24,423)	13,080
Prepaid and other current assets	1,469	(1,247)
Other assets	1,626	156
Accounts payable	1,760	(6,020)
Accrued expenses	(19,474)	(7,896)
Other liabilities	6,144	(194)
Net cash provided by operating activities	41,821	34,392
Cash flows from investing activities
Capital expenditures	(14,761)	(12,828)
Proceeds from disposal of property, plant, and equipment	34	1,128
Net cash used in investing activities	(14,727)	(11,700)
Cash flows from financing activities
Net decrease in short-term debt	(3,858)	(478)
Proceeds from revolving credit borrowings	81,600	—
Repayments of revolving credit borrowings	(43,000)	—
Repurchase of Convertible Notes	(194)	—
Capital lease obligations	(47)	(83)
Option proceeds (taxes paid related to net share settlement of equity awards), net	(12,664)	(7,952)
Excess tax benefits from exercise of stock options and vesting of equity awards	600	4,614
Purchase of treasury stock	(45,587)	(21,993)
Dividends paid to stockholders	(8,196)	(5,965)
Net cash used in financing activities	(31,346)	(31,857)
Effect of exchange rate changes on cash and cash equivalents	(953)	(125)
Net decrease in cash and cash equivalents	(5,205)	(9,290)
Cash and cash equivalents at beginning of period	240,103	249,348
Cash and cash equivalents at end of period	$234,898	$240,058

See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation
The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all normal recurring adjustments considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2014 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 28, 2014 (the "2014 Annual Report").
The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2015 end on June 29, 2014, September 28, 2014, December 28, 2014, and March 31, 2015, respectively. The four quarters in fiscal 2014 ended on June 30, 2013, September 29, 2013, December 29, 2013, and March 31, 2014, respectively.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a full retrospective or modified retrospective transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the consolidated financial position, results of operations and related disclosures.

2. Acquisitions
In fiscal 2014, the Company completed the acquisition of Purcell Systems, Inc., ("Purcell") Quallion, LLC., ("Quallion"), and UTS Holdings Sdn. Bhd. and its subsidiaries ("UTS") and assigned values and useful lives to assets acquired based on preliminary valuations. During the first quarter of fiscal 2015, the Company completed purchase accounting for Purcell and based on final valuations performed, trademarks were valued at $16,800, technology at $7,900, customer relationships at $35,700, and goodwill was recorded at $50,889. The useful lives of technology and customer relationships were estimated at 10 and 9 years, respectively. Trademarks were considered to be indefinite-lived assets.
During the first quarter of fiscal 2015, the Company also completed purchase accounting for Quallion and based on final valuations performed, trademarks were valued at $500, technology at $4,400, customer relationships at $3,400, and goodwill was recorded at $13,502. The useful lives of technology and customer relationships were estimated at 20 and 14 years, respectively. Trademarks were considered to be indefinite-lived assets.
The Company expects to complete purchase accounting for UTS during fiscal 2015.

3. Inventories
Inventories, net consist of:

	June 29, 2014	March 31, 2014
Raw materials	$94,149	$87,469
Work-in-process	120,609	116,124
Finished goods	169,436	158,253
Total	$384,194	$361,846

4. Goodwill
The changes in the carrying amount of goodwill during the current quarter of fiscal 2015 by reportable segment are as follows:

	Quarter ended June 29, 2014
	Americas	EMEA	Asia	Total
Balance at beginning of year	$215,630	$177,586	$32,840	$426,056
Adjustments related to the finalization of purchase accounting for Purcell	(3,256)	—	—	(3,256)
Foreign currency translation adjustment	321	(325)	141	137
Balance at end of year	$212,695	$177,261	$32,981	$422,937

5. Fair Value of Financial Instruments
The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of June 29, 2014 and March 31, 2014:

	Total Fair Value Measurement June 29, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$1,316	$—	$1,316	$—
Foreign currency forward contracts	468	—	468	—
Total derivatives	$1,784	$—	$1,784	$—

	Total Fair Value Measurement March 31, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(2,371)	$—	$(2,371)	$—
Foreign currency forward contracts	113	—	113	—
Total derivatives	$(2,258)	$—	$(2,258)	$—
The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in the Company's consolidated financial statements included in its 2014 Annual Report in Note 1, Summary of Significant Accounting Policies.
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
The Company’s senior 3.375% convertible notes (“Convertible Notes”), with an original face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On June 29, 2014, the Company’s stock price closed at $68.91 per share. The conversion rate of the Convertible Notes as of July 1, 2014, the date when the the holders were notified that they can submit the Convertible Notes for conversion was 24.9008 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes, which equated to $40.16 per share. The conversion rate may be adjusted in accordance with the terms of the Convertible Notes and the indenture under which the Convertible Notes were issued. The fair value of these notes represent the trading values based upon quoted market prices and are classified as Level 2. The Convertible Notes were trading at 173% of face value on June 29, 2014 and at 175% of face value on March 31, 2014. See Note 11 for further details.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at June 29, 2014 and March 31, 2014 were as follows:

	June 29, 2014				March 31, 2014
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$1,784		$1,784		$113		$113
Financial liabilities:
Convertible Notes	$164,699	(2)	$298,089	(3)	$162,887	(2)	$301,875	(3)
Derivatives (1)	—		—		2,371		2,371

(1)	Represents lead and foreign currency hedges.

(2)
The carrying amounts of the Convertible Notes at June 29, 2014 and March 31, 2014 represent the $172,306 and $172,500 principal value, less the unamortized debt discount (see Note 11 for further details).

(3)	The fair value amounts of the Convertible Notes at June 29, 2014 and March 31, 2014 represent the trading values of the Convertible Notes with a principal value of $172,306 and $172,500, respectively.

6. Derivative Financial Instruments
The Company utilizes derivative instruments to reduce its exposure to fluctuations in commodity prices and foreign exchange rates under established procedures and controls. The Company does not enter into derivative contracts for speculative purposes. The Company’s agreements are with creditworthy financial institutions and the Company anticipates performance by counterparties to these contracts and therefore no material loss is expected.
Derivatives in Cash Flow Hedging Relationships
Lead Hedge Forward Contracts
The Company enters into lead hedge forward contracts to fix the price for a portion of its lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at June 29, 2014 and March 31, 2014 were 103.2 million pounds and 89.9 million pounds, respectively.
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts and purchased options to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of June 29, 2014 and March 31, 2014, the Company had entered into a total of $72,730 and $70,332, respectively, of such contracts.
In the coming twelve months, the Company anticipates that $339 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the income statement as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.
Derivatives not Designated in Hedging Relationships
Foreign Currency Forward Contracts
The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of June 29, 2014 and March 31, 2014, the notional amount of these contracts was $19,188 and $22,461, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:
Fair Value of Derivative Instruments
June 29, 2014 and March 31, 2014

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	June 29, 2014	March 31, 2014	June 29, 2014	March 31, 2014
Prepaid and other current assets
Foreign currency forward contracts	$410	$12	$58	$101
Lead hedge forward contracts	1,291	—	—	—
Other assets
Lead hedge forward contracts	25	—	—	—
Total assets	$1,726	$12	$58	$101
Accrued expenses
Lead hedge forward contracts	$—	$2,371	$—	$—
Total liabilities	$—	$2,371	$—	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended June 29, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$3,036	Cost of goods sold	$(528)
Foreign currency forward contracts	502	Cost of goods sold	120
Total	$3,538		$(408)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(10)
Total		$(10)
The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended June 30, 2013

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(303)	Cost of goods sold	$2,046
Foreign currency forward contracts	(606)	Cost of goods sold	(591)
Total	$(909)		$1,455

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(226)
Total		$(226)

7. Income Taxes
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarters of fiscal 2015 and 2014 were based on the estimated effective tax rates applicable for the full years ending March 31, 2015 and March 31, 2014, respectively, after giving effect to items specifically related to the interim periods.
The effective income tax rates for the first quarters of fiscal 2015 and 2014 were 25.3% and 27.8%, respectively. The rate decrease in the first quarter of fiscal 2015 compared to the prior year quarter is primarily due to a reduction in income taxes from the release of a previously recognized valuation allowance related to one of our domestic subsidiaries and changes in the mix of earnings among tax jurisdictions.

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

	Quarter ended
	June 29, 2014	June 30, 2013
Balance at beginning of period	$40,426	$42,591
Current period provisions	4,515	5,343
Costs incurred	(3,564)	(5,753)
Foreign currency translation adjustment	(61)	21
Balance at end of period	$41,316	$42,202

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
After discovery, a hearing and post-hearing submissions by each party, on May 13, 2014, the arbitration panel issued an award in favor of Altergy. As a result, the arbitration panel concluded that Altergy should recover $58,184 in net money damages from EDI. On May 13, 2014, Altergy filed a petition with the U.S. District Court for the Northern District of California (the “District Court”) seeking to confirm the arbitration panel award as well as post-award, prejudgment interest at the rate of 5.75% and post-judgment interest at the applicable federal statutory rate.
On July 11, 2014, EDI filed a motion to vacate this award with the District Court. A hearing is scheduled before the District Court in late September 2014. While we are currently pursuing legal challenges of this award, there can be no assurances that this challenge will ultimately be successful. The full amount of the award was recorded in the fourth quarter of fiscal 2014 with an after tax expense of approximately $35,667. Adjustments to the accrual may be made in future periods depending on the outcome of this challenge.
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
The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and is separate from the Company’s current metal fabrication facility in Sumter. The Company has established a reserve for this facility. As of June 29, 2014 and March 31, 2014, the reserves related to this facility were $2,902 and $2,915, respectively. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.

Lead Contracts
To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at June 29, 2014 and March 31, 2014, the Company has hedged the price to purchase 103.2 million pounds and 89.9 million pounds of lead, respectively, for a total purchase price of $99,089 and $86,494, respectively.
Foreign Currency Forward Contracts
The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and purchased option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $91,918 and $92,793, respectively, of foreign currency forward and purchased option contracts with financial institutions as of June 29, 2014 and March 31, 2014.

10. Restructuring Plans
During fiscal 2013, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,000, primarily from cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately 130 employees upon completion. The Company recorded restructuring charges of $6,463 through fiscal 2014, consisting of non-cash charges of $1,399 and cash charges of $5,064 and recorded an additional charge of $236 during the first quarter of fiscal 2015. The Company incurred $3,700 of costs against the accrual through fiscal 2014, and incurred $686 in costs against the accrual during the first quarter of fiscal 2015. As of June 29, 2014, the reserve balance associated with these actions is $948. The Company expects to be committed to an additional $301 of restructuring charges in fiscal 2015 related to these actions, and expects to complete the program during fiscal 2015.
During fiscal 2014, the Company announced further restructuring programs to improve the efficiency of its manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consists of the transfer of motive power and a portion of reserve power battery manufacturing to the Company's facilities in Western Europe. The Company estimates that the total charges for all actions announced during fiscal 2014 will amount to approximately $23,700, primarily from non-cash charges related to the write-off of fixed assets and inventory of $11,000, along with cash charges for employee severance-related payments and other charges of $12,700. The Company estimates that these actions will result in the reduction of approximately 500 employees upon completion. During fiscal 2014, the Company recorded restructuring charges of $19,039 consisting of non-cash charges of $10,089 related to the write-off of fixed assets and inventory, and cash charges of $8,950 related to employee severance. During the first quarter of fiscal 2015 the Company recorded an additional charge of $1,593 consisting of non-cash charges of $365 related to the write-off of inventory, and $1,228 related to other cash charges. During fiscal 2014, the Company incurred $2,130 in costs against the accrual and incurred an additional $5,080 against the accrual during the first quarter of fiscal 2015. As of June 29, 2014, the reserve balance associated with these actions is $3,100. The Company expects to be committed to an additional $3,068 of restructuring charges in fiscal 2015 related to these actions, comprising of $2,522 in severance and other charges and $546 in non-cash charges and expects to complete the program during fiscal 2015.
A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2014	$7,312	$1,102	$8,414
Accrued	875	589	1,464
Costs incurred	(5,734)	(32)	(5,766)
Foreign currency impact and other	(48)	(16)	(64)
Balance as of June 29, 2014	$2,405	$1,643	$4,048

11. Debt
The following summarizes the Company’s long-term debt including capital lease obligations as of June 29, 2014 and March 31, 2014:

	June 29, 2014	March 31, 2014
3.375% Convertible Notes, net of discount, due 2038	$164,699	$162,887
2011 Credit Facility, due 2018	163,600	125,000
Capital lease obligations and other	518	599
	328,817	288,486
Less current portion	327	354
Total long-term debt and capital lease obligations	$328,490	$288,132
3.375% Convertible Notes
The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased. Prior to maturity, the holders may convert their Convertible Notes into shares of the Company’s common stock at any time after March 1, 2015 or prior to that date under certain circumstances. When issued, the initial conversion rate was 24.6305 shares of the Company's common stock per one thousand dollars in principal amount of Convertible Notes, which was equivalent to an initial conversion price of $40.60 per share. The conversion rate as of July 1, 2014, the most recent date when the the holders were notified that they can submit the Convertible Notes for conversion, was 24.9008 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes due to the cumulative impact of cash dividends paid on the Company's common stock. The conversion price is subject to adjustment under certain circumstances. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company's common stock or a combination of cash and shares.
At any time after June 6, 2015, the Company may at its option redeem the Convertible Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of Convertible Notes to be redeemed, plus any accrued and unpaid interest.
Holders may convert their Convertible Notes prior to March 1, 2015, at the option of the holder, under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price (as defined in the indenture for the Convertible Notes) of a share of the Company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect for the Convertible Notes on the last trading day of the immediately preceding calendar quarter, (ii) upon the occurrence of specified corporate events, or (iii) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture for the Convertible Notes) of the Convertible Notes for each day of the measurement period was less than 98% of the product of the “last reported sale price” (as defined in the indenture for the Convertible Notes) of a share of the Company's common stock and the applicable conversion rate on such day.
At June 30, 2014, the closing price of the Company's common stock exceeded 130% of the conversion price for more than 20 trading days during the period of 30 consecutive trading days ending June 30, 2014, thereby satisfying one of the early conversion events and as a result, the Convertible Notes became convertible on demand, and the holders were notified that they can elect to submit the Convertible Notes for conversion, between the notification date of July 1, 2014 and September 30, 2014. The carrying value of the Convertible Notes of $164,699 continues to be reported as long-term debt on the Consolidated Condensed Balance Sheet as of June 29, 2014 as the Company intends to draw on the 2011 Credit Facility to settle, at a minimum, the principal amount of any such conversions in cash. No gain or loss was recognized when the Convertible Notes became convertible.
This optional conversion period is reset each quarter and the Company will reassess on the last day of each calendar quarter.
In addition, upon becoming convertible, a portion of the equity component that was recorded upon the issuance of the Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the consolidated balance sheet. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. As the holders of the Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the Convertible Notes, the reclassification into temporary equity as of June 29, 2014 was $7,607 based on the Convertible Notes principal of $172,306 and the carrying value of $164,699. If a conversion event takes place in the following quarter, this temporary equity balance will be recalculated based on the difference between the Convertible Notes principal and the debt carrying value. If the Convertible Notes are settled during the second quarter of fiscal 2015, an amount equal to the fair value of the liability component immediately prior to the settlement will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction of EnerSys stockholders’ equity.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the Convertible Notes as of June 29, 2014 and March 31, 2014:

	June 29, 2014	March 31, 2014
Principal	$172,306	$172,500
Unamortized discount	(7,607)	(9,613)
Net carrying amount	$164,699	$162,887
As of June 29, 2014, the remaining discount will be amortized over a period of 11 months. The conversion price of the $172,306 in aggregate principal amount of the Convertible Notes as of July 1, 2014, equated to $40.16 per share and the number of shares on which the aggregate consideration is to be delivered upon conversion is 4,290,557.
The effective interest rate on the liability component of the Convertible Notes was 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $2,006 and $1,844, respectively, during the quarters ended June 29, 2014 and June 30, 2013.
2011 Credit Facility
The Company is party to a $350,000 senior secured revolving credit facility (as amended, “2011 Credit Facility”) and, on July 8, 2014, amended the credit facility while also entering into an Incremental Commitment Agreement (“Incremental Commitment Agreement”) pursuant to which certain banks agreed to provide incremental term loan commitments of $150,000 and incremental revolving commitments of $150,000. Pursuant to these changes, the 2011 Credit Facility is now comprised of a $500,000 senior secured revolving credit facility and a $150,000 senior secured incremental term loan credit facility which matures on September 30, 2018. The 2011 Credit Facility may be increased by an aggregate amount of $300,000 in revolving commitments and/or one or more new tranches of term loans, under certain conditions. Both revolving loans and incremental term loans under the 2011 Credit Facility will bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus between 1.25% and 1.75% (based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which is the highest of (a) the Bank of America prime rate, and (b) the Federal Funds Effective Rate) plus between 0.25% and 0.75% (based on the Company’s consolidated net leverage ratio).
As of June 29, 2014, the Company had $163,600 outstanding in revolver borrowings.
Short-Term Debt
As of June 29, 2014 and March 31, 2014, the Company had $30,109 and $33,814, respectively, of short-term borrowings. The weighted-average interest rates on these borrowings were approximately 9% and 7%, respectively.
Available Lines of Credit
As of June 29, 2014 and March 31, 2014, the Company had available and undrawn, under all its lines of credit, $317,560 and $360,275, respectively, including $132,960 and $136,525, of uncommitted lines of credit as of June 29, 2014 and March 31, 2014, respectively.
As of June 29, 2014 and March 31, 2014, the Company had $4,035 and $1,653, respectively, of standby letters of credit.

12. Retirement Plans
The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$102	$91	$211	$200
Interest cost	169	156	680	580
Expected return on plan assets	(221)	(199)	(592)	(511)
Amortization and deferral	87	133	178	104
Net periodic benefit cost	$137	$181	$477	$373

13. Stock-Based Compensation
As of June 29, 2014, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of stock-based compensation.
The Company recognized stock-based compensation expense associated with its equity incentive plans of $5,096 for the first quarter of fiscal 2015 and $3,023 for the first quarter of fiscal 2014.

During the quarter ended June 29, 2014, the Company granted to non-employee directors 1,064 restricted stock units, pursuant to the EnerSys Deferred Compensation Plan for Non-Employee Directors.
During the quarter ended June 29, 2014, the Company granted to management and other key employees 76,512 non-qualified stock options that vest three years from the date of grant, 118,312 restricted stock units that vest 25% each year over four years from the date of grant, and 152,300 market share units that vest three years from the date of grant.
Common stock activity during the quarter ended June 29, 2014 included the vesting of 175,587 restricted stock units and 384,448 market share units.
As of June 29, 2014, there were 142,685 non-qualified stock options, 505,316 restricted stock units and 619,952 market share units outstanding.

14. Stockholders’ Equity and Noncontrolling Interests
Common Stock
The following demonstrates the change in the number of shares of common stock outstanding during the first quarter ended June 29, 2014:

Shares outstanding as of March 31, 2014	46,942,126
Purchase of treasury stock	(662,598)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	356,446

Shares outstanding as of June 29, 2014	46,635,974
Treasury Stock
During the first quarter ended June 29, 2014, the Company purchased 662,598 shares of its common stock for $45,587. At June 29, 2014 and March 31, 2014, the Company held 6,983,820 and 6,321,222 shares as treasury stock, respectively.
Accumulated Other Comprehensive Income ("AOCI")
The components of AOCI, net of tax, as of June 29, 2014 and June 30, 2013, are as follows:

	March 31, 2014	Before Reclassifications	Amounts Reclassified from AOCI	June 29, 2014
Pension funded status adjustment	$(15,207)	$—	$185	$(15,022)
Net unrealized (loss) gain on derivative instruments	(2,253)	2,234	257	238
Foreign currency translation adjustment	85,305	(2,390)	—	82,915
Accumulated other comprehensive income	$67,845	$(156)	$442	$68,131

	March 31, 2013	Before Reclassifications	Amounts Reclassified from AOCI	June 30, 2013
Pension funded status adjustment	$(13,169)	$—	$201	$(12,968)
Net unrealized (loss) on derivative instruments	(832)	(573)	(915)	(2,320)
Foreign currency translation adjustment	54,656	(1,133)	—	53,523
Accumulated other comprehensive income	$40,655	$(1,706)	$(714)	$38,235

The following table presents reclassifications from AOCI during the first quarter ended June 29, 2014:

Components of AOCI	Amounts Reclassified from AOCI	Location of Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$408
Tax benefit	(151)
Net unrealized loss on derivative instruments, net of tax	$257	Cost of goods sold

Defined benefit pension costs:
Prior service costs and deferrals	$265
Tax benefit	(80)
Net periodic benefit cost, net of tax	$185	Net periodic benefit cost, included in Cost of goods sold, Operating expenses - See Note 12

The following table presents reclassifications from AOCI during the first quarter ended June 30, 2013:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized (gain) on derivative instruments	$(1,455)
Tax expense	540
Net unrealized (gain) on derivative instruments, net of tax	$(915)	Cost of goods sold

Defined benefit pension costs:
Prior service costs and deferrals	$237
Tax benefit	(36)
Net periodic benefit cost, net of tax	$201	Net periodic benefit cost, included in Cost of goods sold, Operating expenses - See Note 12

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the quarter ended June 29, 2014:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2014	$1,246,402	$5,887	$1,252,289
Total comprehensive income:
Net earnings	49,169	59	49,228
Net unrealized gain on derivative instruments, net of tax	2,491	—	2,491
Pension funded status adjustment, net of tax	185	—	185
Foreign currency translation adjustment	(2,390)	(113)	(2,503)
Total other comprehensive income (loss), net of tax	286	(113)	173
Total comprehensive income (loss)	49,455	(54)	49,401
Other changes in equity:
Purchase of treasury stock	(45,587)	—	(45,587)
Cash dividends - common stock ($0.175 per share)	(8,196)	—	(8,196)
Reclassification of redeemable equity component of Convertible Notes	2,006	—	2,006
Other, including activity related to equity awards	(6,965)	—	(6,965)
Balance as of June 29, 2014	$1,237,115	$5,833	$1,242,948

The following demonstrates the change in redeemable noncontrolling interests during the quarter ended June 29, 2014:

Redeemable Noncontrolling Interests
Balance as of March 31, 2014	$8,047
Net losses	(113)
Foreign currency translation adjustment	(54)
Balance as of June 29, 2014	$7,880

15. Earnings Per Share
The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended
	June 29, 2014	June 30, 2013
Net earnings attributable to EnerSys stockholders	$49,169	$40,847
Weighted-average number of common shares outstanding:
Basic	46,899,303	47,868,982
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	1,089,658	829,509
Convertible Notes	1,737,277	606,453
Diluted weighted-average number of common shares outstanding	49,726,238	49,304,944
Basic earnings per common share attributable to EnerSys stockholders	$1.05	$0.85
Diluted earnings per common share attributable to EnerSys stockholders	$0.99	$0.83
Anti-dilutive equity awards not included in diluted weighted-average common shares	414	15,632
The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes, as of June 29, 2014, is 4,290,557. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration ("conversion premium") in cash, shares of the Company’s common stock or a combination of cash and shares. During the first quarter of fiscal 2015, the average price of the Company's common stock of $67.94 per share exceeded the conversion price of $40.16 per share on the Convertible Notes. For the current quarter ended June 29, 2014, 1,737,277 shares relating to the conversion premium on the Convertible Notes were included in the diluted earnings per share using the "if converted" method.

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
Summarized financial information related to the Company's reportable segments for the first quarters ended June 29, 2014 and June 30, 2013, is shown below:

	Quarter ended
	June 29, 2014	June 30, 2013
Net sales by segment to unaffiliated customers
Americas	$330,928	$315,623
EMEA	241,935	230,967
Asia	61,247	50,707
Total net sales	$634,110	$597,297
Net sales by product line
Reserve power	$311,374	$292,819
Motive power	322,736	304,478
Total net sales	$634,110	$597,297
Intersegment sales
Americas	$8,918	$10,093
EMEA	17,699	18,297
Asia	11,459	7,711
Total intersegment sales (1)	$38,076	$36,101
Operating earnings by segment
Americas	$41,489	$41,725
EMEA	28,601	16,083
Asia	3,428	5,221
Restructuring charges - EMEA	(1,829)	(421)
Total operating earnings (2)	$71,689	$62,608

(1)	Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

17. Subsequent Events
On August 5, 2014, the Company announced the declaration of a quarterly cash dividend of $0.175 per share of common stock to be paid on September 26, 2014, to stockholders of record as of September 12, 2014.
On August 5, 2014, the Company also announced the establishment of an additional $60,000 stock repurchase authorization, which is in addition to the existing $70,000 stock repurchase authorization announced in May 2014 and the stock repurchase authorization in connection with the dilutive effects of previously granted equity-based awards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys. EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to stockholders. Generally, the inclusion of the words “anticipate,” “believe,” “expect,” “future,” “intend,” “estimate,” “will,” “plans,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management, and are applicable only as of the dates of such statements.
Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2014 Annual Report on Form 10-K (the "2014 Annual Report") and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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

Economic Climate
Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. The Americas economic activity continues to strengthen. Our Asia region is experiencing the fastest economic growth which has been positively impacted by increased capital spending in telecommunications. The EMEA economy appears to have stabilized and we expect moderate growth in this region.
Volatility of Commodities and Foreign Currencies
Our most significant commodity and foreign currency exposures are related to lead and the euro. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs may continue to fluctuate as they have in the past several years. Overall, on a consolidated basis, we have experienced stable trends more recently in our revenue and order rates, and commodity cost changes have not been substantial.

Customer Pricing
Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the first quarter of fiscal 2015, our selling prices increased slightly, compared to the comparable prior year period.
Liquidity and Capital Resources
Our capital structure and liquidity remain strong. We amended our 2011 Credit Facility to provide additional liquidity for flexibility in funding the expected conversion of the Convertible Notes in fiscal 2016. As of June 29, 2014, we had $234.9 million of cash and cash equivalents and $318 million, undrawn and available under all our lines of credit including approximately $133 million of uncommitted credit lines. A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.
The Convertible Notes became convertible at the option of the holders effective January 2, 2014, and continue to remain convertible through September 30, 2014, as described in Note 11. If the Convertible Notes holders elect to exercise their conversion rights, we would pay the principal amount by drawing on our 2011 Credit Facility and, at our election, issue shares or pay cash for any remaining value.
Other than the 2011 Credit Facility and the Convertible Notes, we have no other significant amount of long-term debt maturing in the near future.
We believe that our strong capital structure and liquidity affords us access to capital for future acquisition and stock repurchase opportunities and continued dividend payments.

Results of Operations
Net Sales

	Quarter ended June 29, 2014		Quarter ended June 30, 2013		Increase (Decrease)
Current Quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$330.9	52.2%	$315.6	52.8%	$15.3	4.8%
EMEA	242.0	38.1	231.0	38.7	11.0	4.7
Asia	61.2	9.7	50.7	8.5	10.5	20.8
Total net sales	$634.1	100.0%	$597.3	100.0%	$36.8	6.2%

Net sales increased $36.8 million or 6.2% in the first quarter of fiscal 2015 from the comparable period in fiscal 2014. This increase for the quarter was the result of a 6% increase due to acquisitions and a 1% increase due to foreign currency translation impact, partially offset by a 1% decrease in organic volume.
Segment sales
The Americas segment’s net sales increased $15.3 million or 4.8% in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, primarily due to an increase of approximately 9% due to acquisitions, partially offset by a decrease of 2% in organic volume and a 1% decrease each in both pricing and foreign currency translation impact.
The EMEA segment’s net sales increased $11.0 million or 4.7% in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, primarily due to a 5% increase due to foreign currency translation impact, 1% increase in pricing, partially offset by a 1% decrease in organic volume.
The Asia segment’s net sales increased $10.5 million or 20.8% in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, primarily due to acquisitions of 21%, 2% increase in pricing, partially offset by a decrease due to foreign currency translation impact of approximately 2%.
Product line sales

	Quarter ended June 29, 2014		Quarter ended June 30, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$311.4	49.1%	$292.8	49.0%	$18.6	6.3%
Motive power	322.7	50.9	304.5	51.0	18.2	6.0
Total net sales	$634.1	100.0%	$597.3	100.0%	$36.8	6.2%

Net sales of our reserve power products in the first quarter of fiscal 2015 increased $18.6 million or 6.3% compared to the first quarter of fiscal 2014. Acquisitions and foreign currency translation impact contributed to this improvement by approximately 10% and 1%, respectively, and were partially offset by a decrease due to organic volume and pricing of 4% and 1%, respectively.
Net sales of our motive power products in the first quarter of fiscal 2015 increased by $18.2 million or 6.0% compared to the first quarter of fiscal 2014. Acquisitions contributed 3% to this improvement and organic volume, pricing and foreign currency translation impact contributed 1% each in the first quarter of fiscal 2015.

Gross Profit

	Quarter ended June 29, 2014		Quarter ended June 30, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$162.6	25.6%	$140.1	23.5%	$22.5	16.0%

Gross profit increased $22.5 million or 16.0% in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Gross profit, as a percentage of net sales increased 210 basis points in the first quarter when compared to the first quarter of fiscal 2014. The increase in the current quarter is primarily attributed to lower commodity costs and benefits of restructuring programs in EMEA.

Operating Items

	Quarter ended June 29, 2014		Quarter ended June 30, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$89.1	14.0%	$77.1	12.9%	$12.0	15.5%
Restructuring charges	$1.8	0.3%	$0.4	0.1%	$1.4	NM
NM = not meaningful
Operating expenses as a percentage of net sales increased 110 basis points in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Operating expenses, excluding the effect of foreign currency translation, increased $11.3 million or 14.7% in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The increase in operating expenses in the quarter is primarily due to increased sales volume, acquisitions, acquisition related fees and payroll related expenses. Selling expenses, our main component of operating expenses, were 58.5% of total operating expenses in the first quarter of fiscal 2015, compared to 60.7% of total operating expenses in the first quarter of fiscal 2014.
Restructuring charges
Included in our first quarter of fiscal 2015 operating results are $1.8 million of restructuring charges in EMEA, primarily for staff reductions and other cash charges in EMEA related to the relocation of our motive power and a portion of our reserve power manufacturing from Bulgaria to our existing facilities in Western Europe.

Operating Earnings

	Quarter ended June 29, 2014		Quarter ended June 30, 2013		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$41.5	12.5%	$41.7	13.2%	$(0.2)	(0.6)%
EMEA	28.6	11.8	16.1	7.0	12.5	77.8
Asia	3.4	5.6	5.2	10.3	(1.8)	(34.3)
Subtotal	73.5	11.6	63.0	10.6	10.5	16.6
Restructuring charges - EMEA	(1.8)	(0.8)	(0.4)	(0.2)	(1.4)	NM
Total operating earnings	$71.7	11.3%	$62.6	10.5%	$9.1	14.5%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.
NM = not meaningful

Operating earnings increased $9.1 million or 14.5% in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Operating earnings as a percentage of net sales, increased 80 basis points in the first quarter of fiscal 2015 when compared to the first quarter of fiscal 2014.
The Americas segment had a decrease in operating earnings in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, with the operating margin decreasing 70 basis points to 12.5%. This decrease in the first quarter of fiscal 2015 compared to the prior year quarter is primarily attributable to a decrease in organic volume and higher operating expenses, partially offset by lower commodity costs.
The EMEA segment's operating earnings, excluding restructuring charges discussed above, increased in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, with the operating margin increasing 480 basis points to 11.8%. This improvement in EMEA earnings primarily reflects a favorable customer mix, lower commodity costs and benefits of the restructuring programs.
Operating earnings decreased in the Asia segment in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, with the operating margin decreasing by 470 basis points to 5.6% primarily due to under utilization of reserve power plant capacity in China and costs associated with our subsidiary in India.

Interest Expense

	Quarter ended June 29, 2014		Quarter ended June 30, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$4.9	0.8%	$4.3	0.7%	$0.6	14.4%

Interest expense of $4.9 million in the first quarter of fiscal 2015 (net of interest income of $0.3 million) was $0.6 million higher than the interest expense of $4.3 million in the first quarter of fiscal 2014 (net of interest income of $0.3 million). The increase in interest expense in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 is primarily due to higher average debt outstanding.
Included in interest expense are non-cash charges for deferred financing fees of $0.3 million in both the the first quarters of fiscal 2015 and fiscal 2014.
Included in interest expense is non-cash, accreted interest on the Convertible Notes of $2.0 million in the first quarter of fiscal 2015 and $1.8 million, in the first quarter of fiscal 2014. (For more information, see Note 11 to the Consolidated Condensed Financial Statements)
Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $325.2 million in the first quarter of fiscal 2015, compared to $177.4 million in the first quarter of fiscal 2014. The increase in the quarter compared to the first quarter of fiscal 2014 was mainly due to borrowings under our 2011 Credit Facility. The average Convertible Notes discount excluded from our average debt outstanding was $8.6 million in the first quarter of fiscal 2015 and $16.3 million in the first quarter of fiscal 2014.

Other (Income) Expense, Net

	Quarter ended June 29, 2014		Quarter ended June 30, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$1.0	0.1%	$2.3	0.4%	$(1.3)	(56.4)%
Other (income) expense, net in the first quarter of fiscal 2015 was an expense of $1.0 million compared to an expense of $2.3 million in the first quarter of fiscal 2014. The favorable impact in the first quarter of fiscal 2015 is mainly attributable to lower foreign currency losses of $0.8 million in the current quarter, compared to $1.8 million in the first quarter of fiscal 2014.

Earnings Before Income Taxes

	Quarter ended June 29, 2014		Quarter ended June 30, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$65.8	10.4%	$56.0	9.4%	$9.8	17.5%
As a result of the above, earnings before income taxes in the first quarter of fiscal 2015 increased $9.8 million, or 17.5%, compared to the first quarter of fiscal 2014. Earnings before income taxes as a percentage of net sales were 10.4% for the first quarter of fiscal 2015 compared to 9.4% in the first quarter of fiscal 2014.

Income Tax Expense

	Quarter ended June 29, 2014		Quarter ended June 30, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$16.7	2.6%	$15.6	2.6%	$1.1	7.1%
Effective tax rate	25.3%		27.8%		(2.5)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarters of fiscal 2015 and 2014 were based on the estimated effective tax rates applicable for the full years ending March 31, 2015 and March 31, 2014, respectively, after giving effect to items specifically related to the interim periods.
The effective income tax rates for the first quarters of fiscal 2015 and 2014 were 25.3% and 27.8%, respectively. The rate decrease in the first quarter of fiscal 2015 compared to the prior year quarter is primarily due to a reduction in income taxes from the release of a previously recognized valuation allowance related to one of our domestic subsidiaries and changes in the mix of earnings among tax jurisdictions.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report.

Liquidity and Capital Resources
Operating activities provided cash of $41.8 million in the first quarter of fiscal 2015 compared to $34.4 million in the comparable period of fiscal 2014. In the first quarter of fiscal 2015, net earnings of $49.1 million, depreciation and amortization of $14.3 million, non-cash charges relating to restructuring charges of $0.4 million were partially offset by cash used for the increase in primary working capital of $19.4 million, net of currency translation changes. In the first quarter of fiscal 2014, net earnings of $40.4 million and depreciation and amortization of $12.6 million were offset by cash used for the increase in primary working capital of $14.3 million, net of currency translation changes.
Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $683.0 million (yielding a primary working capital percentage of 26.9%) at June 29, 2014, $666.9 million (yielding a primary working capital percentage of 25.1%) at March 31, 2014 and $559.3 million at June 30, 2013 (yielding a primary working capital percentage of 23.4%). The primary working capital percentage of 26.9% at June 29, 2014 is 180 basis points higher than that for March 31, 2014, and is 350 basis points higher than that for the prior year period.
Primary working capital and primary working capital percentages at June 29, 2014, March 31, 2014 and June 30, 2013 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
June 29, 2014	$560.3	$384.2	$(261.5)	$683.0	$2,536.4	26.9%
March 31, 2014	564.6	361.8	(259.5)	666.9	2,661.0	25.1
June 30, 2013	467.6	332.9	(241.2)	559.3	2,389.2	23.4
Investing activities used cash of $14.7 million in the first quarter of fiscal 2015 compared to $11.7 million in the first quarter of fiscal 2014 and primarily comprised of capital expenditures.
Financing activities used cash of $31.3 million in the first quarter of fiscal 2015 primarily due to borrowings and repayments under the 2011 Credit Facility of $81.6 million and $43.0 million, respectively, repurchase of our common stock for $45.6 million and payment of cash dividends to our stockholders of $8.2 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $12.1 million. Net repayments on short-term debt were $3.9 million. In the first quarter of fiscal 2014, financing activities used cash of $31.9 million, primarily due to the repurchase of our common stock for $22.0 million and payment of a cash dividend to our stockholders of $6.0 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $3.3 million. Repayments on short-term debt were $0.5 million.
As a result of the above, total cash and cash equivalents decreased by $5.2 million to $234.9 million, in the first quarter of fiscal 2015 compared to a decrease of $9.3 million to $240.1 million, in the comparable period of fiscal 2014.
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
We are in compliance with all covenants and conditions under our credit agreement. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2014 Annual Report and Note 11 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

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
Counterparty Risks
We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in foreign currency exchange rates and raw material costs. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at June 29, 2014 are $0.6 million (pre-tax), therefore, there is minimal risk of nonperformance by these counterparties. Those contracts that result in an asset position at June 29, 2014 are $2.4 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.
Interest Rate Risks
We are exposed to changes in variable U.S. interest rates on borrowings under our 2011 Credit Facility. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. We had no interest rate swap agreements as of June 29, 2014 and March 31, 2014.
A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $1.9 million on the variable rate portions of our debt.
Commodity Cost Risks – Lead Contracts
We have a significant risk in our exposure to certain raw materials. Our largest single raw material cost is for lead, for which the cost remains volatile. In order to hedge against increases in our lead cost, we have entered into forward contracts with financial institutions to fix the price of lead. A vast majority of such contracts are for a period not extending beyond one year. We had the following contracts outstanding at the dates shown below:

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
June 29, 2014	$99.1	103.2	$0.96	22%
March 31, 2014	86.5	89.9	0.96	19
June 30, 2013	84.0	90.9	0.92	19

(1)	Based on approximate annual lead requirements for the periods then ended.
For the remaining three quarters of this fiscal year, we believe approximately 56% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at June 29, 2014, lead purchased by June 29, 2014 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.
We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $15 million in the first quarter of fiscal 2015.
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

To hedge these exposures, we have entered into forward contracts and purchased options with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of June 29, 2014 and March 31, 2014 were $91.9 million and $92.8 million, respectively. The details of contracts outstanding as of June 29, 2014 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$40.0	$/€	1.37	21%
Sell Euros for Polish zloty	20.7	PLN/€	4.22	17
Sell Euros for British pounds	13.5	£/€	0.82	31
Sell JPY for U.S. dollars	6.6	¥/$	102.15	53
Sell U.S. dollars for Mexican pesos	4.4	MXN/$	13.22	50
Sell Australian dollars for Euros	2.9	€/AUD	1.49	19
Sell Australian dollars for U.S. dollars	2.1	$/AUD	0.92	21
Other	1.7
Total	$91.9

(1)	Based on the fiscal year currency requirements.
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
From time to time, we are involved in litigation incidental to the conduct of our business. See Litigation and Other Legal Matters in Note 9 - Commitments, Contingencies and Litigation to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2014 Annual Report for the year ended March 31, 2014, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the number of shares of common stock we purchased from participants in our equity incentive plans as well as repurchases of common stock authorized by the Board of Directors. As provided by the Company’s equity incentive plans, (a) vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the Company’s equity incentive plans to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise and (b) the withholding tax requirements related to the vesting and settlement of restricted stock units and market share units may be satisfied by the surrender of shares of the Company’s common stock.
Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 – April 27, 2014	10,402	$68.68	10,402	$92,885,606
April 28 – May 25, 2014	227,466	67.55	45,883	89,686,033
May 26 – June 29, 2014	616,589	68.75	606,313	48,012,890
Total	854,457	$68.43	662,598

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. This repurchase program has been exhausted for fiscal 2015.

(2)
The Company’s Board of Directors authorized the Company to repurchase up to $70 million of its common stock which expires on March 31, 2015. Additionally, on August 5, 2014, the Company announced that its Board of Directors had authorized the Company to repurchase an additional $60 million of its common stock.

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

10.1
Amended and Restated Credit Agreement, dated as of July 8, 2014, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers and the various lending institutions party thereto (incorporated by reference to Annex A to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 8, 2014).

10.2
Incremental Commitment Agreement, dated July 8, 2014, among EnerSys and certain financial institutions (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 8, 2014).

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
Michael J. Schmidtlein
Senior Vice President Finance & Chief Financial Officer
Date: August 6, 2014

EnerSys
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to EnerSys' Quarterly Report on Form 10-Q for the period ended December 30, 2012 (File No. 001-32253) filed on February 6, 2013).

10.1
Amended and Restated Credit Agreement, dated as of July 8, 2014, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers and the various lending institutions party thereto (incorporated by reference to Annex A to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 8, 2014).

10.2
Incremental Commitment Agreement, dated July 8, 2014, among EnerSys and certain financial institutions (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 8, 2014).

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