Form 10-Q
period 2014-09-28
EnerSys
filed 2014-11-05
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014

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
Common Stock outstanding at October 31, 2014: 45,357,718 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 28, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$239,900	$240,103
Accounts receivable, net of allowance for doubtful accounts: September 28, 2014 - $8,967; March 31, 2014 - $9,446	563,852	564,584
Inventories, net	389,172	361,846
Deferred taxes	42,020	64,765
Prepaid and other current assets	72,999	69,402
Total current assets	1,307,943	1,300,700
Property, plant, and equipment, net	361,492	370,166
Goodwill	411,998	426,056
Other intangible assets, net	167,836	172,472
Other assets	46,760	52,464
Total assets	$2,296,029	$2,321,858
Liabilities and Equity
Current liabilities:
Short-term debt	$25,537	$33,814
Capital lease obligations	303	354
Accounts payable	260,395	259,484
Accrued expenses	203,277	287,751
Total current liabilities	489,512	581,403
Long-term debt and capital lease obligations	436,856	288,132
Deferred taxes	95,613	101,149
Other liabilities	78,177	81,225
Total liabilities	1,100,158	1,051,909
Commitments and contingencies	—	—
Redeemable noncontrolling interests	7,710	8,047
Redeemable equity component of Convertible Notes	5,558	9,613
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at September 28, 2014 and at March 31, 2014	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 53,626,832 shares issued and 45,450,544 shares outstanding at September 28, 2014; 53,263,348 shares issued and 46,942,126 shares outstanding at March 31, 2014	536	532
Additional paid-in capital	512,128	500,254
Treasury stock, at cost, 8,176,288 shares held as of September 28, 2014; 6,321,222 shares held as of March 31, 2014	(291,581)	(170,643)
Retained earnings	937,353	848,414
Accumulated other comprehensive income	18,392	67,845
Total EnerSys stockholders’ equity	1,176,828	1,246,402
Nonredeemable noncontrolling interests	5,775	5,887
Total equity	1,182,603	1,252,289
Total liabilities and equity	$2,296,029	$2,321,858
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	September 28, 2014	September 29, 2013
Net sales	$629,927	$568,847
Cost of goods sold	467,387	424,497
Gross profit	162,540	144,350
Operating expenses	96,910	82,226
Restructuring and other exit charges	1,810	1,119
Reversal of legal accrual, net of fees - See Note 9	(16,233)	—
Operating earnings	80,053	61,005
Interest expense	4,362	4,119
Other (income) expense, net	(3,407)	515
Earnings before income taxes	79,098	56,371
Income tax expense	22,548	15,220
Net earnings	56,550	41,151
Net earnings (losses) attributable to noncontrolling interests	234	(188)
Net earnings attributable to EnerSys stockholders	$56,316	$41,339
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.22	$0.87
Diluted	$1.16	$0.84
Dividends per common share	$0.175	$0.125
Weighted-average number of common shares outstanding:
Basic	46,133,637	47,573,496
Diluted	48,537,276	49,405,818

See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	September 28, 2014	September 29, 2013
Net sales	$1,264,037	$1,166,144
Cost of goods sold	938,920	881,655
Gross profit	325,117	284,489
Operating expenses	185,969	159,336
Restructuring and other exit charges	3,639	1,540
Reversal of legal accrual, net of fees - See Note 9	(16,233)	—
Operating earnings	151,742	123,613
Interest expense	9,246	8,390
Other (income) expense, net	(2,379)	2,873
Earnings before income taxes	144,875	112,350
Income tax expense	39,210	30,782
Net earnings	105,665	81,568
Net earnings (losses) attributable to noncontrolling interests	180	(618)
Net earnings attributable to EnerSys stockholders	$105,485	$82,186
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.27	$1.72
Diluted	$2.15	$1.67
Dividends per common share	$0.35	$0.25
Weighted-average number of common shares outstanding:
Basic	46,516,470	47,721,239
Diluted	49,131,757	49,355,381
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net earnings	$56,550	$41,151	$105,665	$81,568
Other comprehensive income (loss):
Net unrealized gain on derivative instruments, net of tax	76	3,778	2,567	2,290
Pension funded status adjustment, net of tax	181	115	366	316
Foreign currency translation adjustment	(50,458)	24,601	(53,015)	22,667
Total other comprehensive income (loss), net of tax	(50,201)	28,494	(50,082)	25,273
Total comprehensive income	6,349	69,645	55,583	106,841
Comprehensive loss attributable to noncontrolling interests	(228)	(399)	(449)	(1,630)
Comprehensive income attributable to EnerSys stockholders	$6,577	$70,044	$56,032	$108,471
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities
Net earnings	$105,665	$81,568
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,366	25,320
Write-off of assets relating to restructuring	547	—
Derivatives not designated in hedging relationships:
Net (gains) losses	(364)	180
Cash proceeds (settlements)	198	(217)
Provision for doubtful accounts	567	612
Deferred income taxes	22,270	144
Reversal of legal accrual, net of fees - See Note 9	(16,233)	—
Gain on disposition of equity interest in Altergy - See Note 9	(2,000)	—
Non-cash interest expense	4,655	4,404
Stock-based compensation	17,059	7,592
Gain on disposal of property, plant, and equipment	(58)	(310)
Changes in assets and liabilities:
Accounts receivable	(17,429)	(15,508)
Inventories	(40,304)	4,104
Prepaid and other current assets	(3,910)	1,314
Other assets	1,163	858
Accounts payable	9,152	(18,936)
Accrued expenses	(67,909)	237
Other liabilities	9,130	(185)
Net cash provided by operating activities	50,565	91,177
Cash flows from investing activities
Capital expenditures	(27,513)	(24,736)
Purchases of businesses	—	(856)
Proceeds from disposition of equity interest in Altergy	2,000	—
Proceeds from disposal of property, plant, and equipment	103	1,263
Net cash used in investing activities	(25,410)	(24,329)
Cash flows from financing activities
Net (decrease) increase in short-term debt	(7,534)	443
Proceeds from revolving credit borrowings	246,000	—
Repayments of revolving credit borrowings	(251,000)	—
Proceeds from long-term debt	150,000	—
Repurchase of Convertible Notes	(203)	—
Deferred financing costs	(1,076)	(823)
Capital lease obligations	(134)	(161)
Option proceeds (taxes paid related to net share settlement of equity awards), net	(12,664)	(7,947)
Excess tax benefits from exercise of stock options and vesting of equity awards	3,035	4,614
Purchase of treasury stock	(120,938)	(33,593)
Dividends paid to stockholders	(16,156)	(11,902)
Net cash used in financing activities	(10,670)	(49,369)
Effect of exchange rate changes on cash and cash equivalents	(14,688)	5,863
Net (decrease) increase in cash and cash equivalents	(203)	23,342
Cash and cash equivalents at beginning of period	240,103	249,348
Cash and cash equivalents at end of period	$239,900	$272,690

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

2. Acquisitions
In fiscal 2014, the Company completed the acquisitions of Purcell Systems, Inc. ("Purcell"), Quallion, LLC. ("Quallion"), and UTS Holdings Sdn. Bhd. and its subsidiaries ("UTS") and assigned values and useful lives to assets acquired based on preliminary valuations. During the first quarter of fiscal 2015, the Company completed purchase accounting for Purcell and based on final valuations performed, trademarks were valued at $16,800, technology at $7,900, customer relationships at $35,700, and goodwill was recorded at $50,889. The useful lives of technology and customer relationships were estimated at 10 and 9 years, respectively. Trademarks were considered to be indefinite-lived assets.
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
The Company expects to complete purchase accounting for UTS during fiscal 2015.

3. Inventories
Inventories, net consist of:

	September 28, 2014	March 31, 2014
Raw materials	$104,291	$87,469
Work-in-process	119,543	116,124
Finished goods	165,338	158,253
Total	$389,172	$361,846

4. Goodwill
The changes in the carrying amount of goodwill during the six months of fiscal 2015 by reportable segment are as follows:

	Six months ended September 28, 2014
	Americas	EMEA	Asia	Total
Balance at beginning of year	$215,630	$177,586	$32,840	$426,056
Adjustments related to the finalization of purchase accounting for Purcell	(3,256)	—	—	(3,256)
Foreign currency translation adjustment	(484)	(10,549)	231	(10,802)
Balance at end of year	$211,890	$167,037	$33,071	$411,998

5. Fair Value of Financial Instruments
The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of September 28, 2014 and March 31, 2014:

	Total Fair Value Measurement September 28, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(3,343)	$—	$(3,343)	$—
Foreign currency forward contracts	2,312	—	2,312	—
Total derivatives	$(1,031)	$—	$(1,031)	$—

	Total Fair Value Measurement March 31, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(2,371)	$—	$(2,371)	$—
Foreign currency forward contracts	113	—	113	—
Total derivatives	$(2,258)	$—	$(2,258)	$—
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
The fair value of the Company’s short-term debt and borrowings under the 2011 Credit Facility (as defined in Note 11), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.
The Company’s 3.375% convertible senior notes due 2038 (“Convertible Notes”), with an original face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On September 28, 2014, the Company’s stock price closed at $60.07 per share. The conversion rate of the Convertible Notes as of October 1, 2014, the date when the the holders were notified that they can submit the Convertible Notes for conversion, was 24.9692 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes, which equated to $40.05 per share. The conversion rate may be adjusted in accordance with the terms of the Convertible Notes and the indenture under which the Convertible Notes were issued. The fair value of these notes represent the trading values based upon quoted market prices and are classified as Level 2. The Convertible Notes were trading at 154% of face value on September 28, 2014 and at 175% of face value on March 31, 2014. See Note 11 for further details.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at September 28, 2014 and March 31, 2014 were as follows:

	September 28, 2014				March 31, 2014
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$2,312		$2,312		$113		$113
Financial liabilities:
Convertible Notes	$166,739	(2)	$265,337	(3)	$162,887	(2)	$301,875	(3)
Derivatives (1)	3,343		3,343		2,371		2,371

(1)	Represents lead and foreign currency hedges.

(2)
The carrying amounts of the Convertible Notes at September 28, 2014 and March 31, 2014 represent the $172,297 and $172,500 principal balance, less the unamortized debt discount (see Note 11 for further details).

(3)
The fair value amounts of the Convertible Notes at September 28, 2014 and March 31, 2014 represent the trading values of the Convertible Notes with a principal balance of $172,297 and $172,500, respectively.

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
Derivatives in Cash Flow Hedging Relationships
Lead Hedge Forward Contracts
The Company enters into lead hedge forward contracts to fix the price for a portion of its lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at September 28, 2014 and March 31, 2014 were 95.4 million pounds and 89.9 million pounds, respectively.
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts and purchased options to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of September 28, 2014 and March 31, 2014, the Company had entered into a total of $71,141 and $70,332, respectively, of such contracts.
In the coming twelve months, the Company anticipates that $488 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the statement of income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.
Derivatives not Designated in Hedging Relationships
Foreign Currency Forward Contracts
The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of September 28, 2014 and March 31, 2014, the notional amount of these contracts was $18,363 and $22,461, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:
Fair Value of Derivative Instruments
September 28, 2014 and March 31, 2014

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	September 28, 2014	March 31, 2014	September 28, 2014	March 31, 2014
Prepaid and other current assets
Foreign currency forward contracts	$2,044	$12	$268	$101
Total assets	$2,044	$12	$268	$101
Accrued expenses
Lead hedge forward contracts	$3,343	$2,371	$—	$—
Total liabilities	$3,343	$2,371	$—	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 28, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(3,296)	Cost of goods sold	$(1,147)
Foreign currency forward contracts	2,222	Cost of goods sold	(48)
Total	$(1,074)		$(1,195)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$374
Total		$374

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 29, 2013

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$2,427	Cost of goods sold	$(3,661)
Foreign currency forward contracts	(492)	Cost of goods sold	(411)
Total	$1,935		$(4,072)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	46
Total		$46

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 28, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(260)	Cost of goods sold	$(1,675)
Foreign currency forward contracts	2,724	Cost of goods sold	72
Total	$2,464		$(1,603)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$364
Total		$364
The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 29, 2013

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$2,124	Cost of goods sold	$(1,615)
Foreign currency forward contracts	(1,098)	Cost of goods sold	(1,002)
Total	$1,026		$(2,617)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(180)
Total		$(180)

7. Income Taxes
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarters of fiscal 2015 and 2014 were based on the estimated effective tax rates applicable for the full years ending March 31, 2015 and March 31, 2014, respectively, after giving effect to items specifically related to the interim periods. The Company’s corporate effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of the Company's consolidated income before taxes.
The worldwide effective income tax rates for the second quarters of fiscal 2015 and 2014 were 28.5% and 27.0%, respectively, and 27.1% and 27.4%, respectively, for the six months of fiscal 2015 and 2014. The rate increase in the second quarter of fiscal 2015 compared to the prior year period is primarily due to permanent tax differences increasing the Company's domestic income taxes. The rate decrease in the six months of fiscal 2015 compared to the prior year period is primarily due to a reduction in income taxes from the release of a valuation allowance against a state net operating loss deferred tax asset of a domestic subsidiary of the Company and changes in the mix of earnings among tax jurisdictions.
Foreign income as a percentage of worldwide income is estimated to be 54% for the six months of fiscal 2015. The foreign effective income tax rate for the six months of fiscal 2015 and 2014 were 15.5% and 15.9%, respectively, and the rate decrease compared to the prior year period is primarily due to a change in the mix of income between the foreign jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at approximately 6%.

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

	Quarter ended		Six months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Balance at beginning of period	$41,316	$42,202	$40,426	$42,591
Current period provisions	5,102	2,302	9,617	7,645
Costs incurred	(4,901)	(4,477)	(8,465)	(10,230)
Foreign currency translation adjustment	(999)	1,497	(1,060)	1,518
Balance at end of period	$40,518	$41,524	$40,518	$41,524

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
On July 11, 2014, EDI filed a motion to vacate this award with the District Court. On August 12, 2014, prior to a hearing scheduled before the District Court in late September 2014, EDI, on behalf of itself and its affiliates, entered into a binding term sheet with Altergy that resolved the outstanding legal challenges related to this award. In accordance with the term sheet, EDI and Altergy entered into (a) a settlement agreement and release of claims pursuant to which EDI paid Altergy $40,000 in settlement of this award, a separate proceeding related to certain rights of EDI as a shareholder of Altergy and related litigations and the parties granted the other a release and (b) a stock purchase agreement pursuant to which Altergy paid EDI $2,000 to purchase EDI’s entire equity interest in Altergy. These agreements were entered into on September 2, 2014, and September 5, 2014, respectively. On September 16, 2014, courts in the respective jurisdictions had issued orders ending all of the ongoing litigation between EDI and Altergy. Since the full amount of the initial award of $58,184 was recorded in the fourth quarter of fiscal 2014, the Company reversed approximately $16,233, net of professional fees, from this previously recorded legal proceedings charge during the current quarter. The Company also included the $2,000 received in exchange for of its equity interest in Altergy in the Consolidated Condensed Statements of Income in Other (income) expense, net. The Company had previously written off the carrying value of the investment of $5,000 in the third quarter of fiscal 2014.
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
The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and is separate from the Company’s current metal fabrication facility in Sumter. The Company has established a reserve for this facility. As of September 28, 2014 and March 31, 2014, the reserves related to this facility were $2,902 and $2,915, respectively. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.

Lead Contracts
To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at September 28, 2014 and March 31, 2014, the Company has hedged the price to purchase 95.4 million pounds and 89.9 million pounds of lead, respectively, for a total purchase price of $93,502 and $86,494, respectively.
Foreign Currency Forward Contracts
The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and purchased option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $89,504 and $92,793, respectively, of foreign currency forward and purchased option contracts with financial institutions as of September 28, 2014 and March 31, 2014.

10. Restructuring and Other Exit Charges

Restructuring Plans
During fiscal 2013, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,000, primarily from cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately 135 employees upon completion. The Company recorded restructuring charges of $6,463 through fiscal 2014, consisting of non-cash charges of $1,399 and cash charges of $5,064 and recorded an additional charge of $244 during the six months of fiscal 2015. The Company incurred $3,700 of costs against the accrual through fiscal 2014, and incurred $1,222 in costs against the accrual during the six months of fiscal 2015. As of September 28, 2014, the reserve balance associated with these actions is $403. The Company expects to be committed to an additional $300 of restructuring charges in fiscal 2015 related to these actions, and expects to complete the program during fiscal 2015.
During fiscal 2014, the Company announced further restructuring programs to improve the efficiency of its manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consists of the transfer of motive power and a portion of reserve power battery manufacturing to the Company's facilities in Western Europe. The Company estimates that the total charges for all actions announced during fiscal 2014 will amount to approximately $23,700, primarily from non-cash charges related to the write-off of fixed assets and inventory of $11,000, along with cash charges for employee severance-related payments and other charges of $12,700. The Company estimates that these actions will result in the reduction of approximately 500 employees upon completion. During fiscal 2014, the Company recorded restructuring charges of $19,039 consisting of non-cash charges of $10,089 related to the write-off of fixed assets and inventory, and cash charges of $8,950 related to employee severance. During the six months of fiscal 2015, the Company recorded an additional charge of $2,291 consisting of non-cash charges of $547 related to the write-off of inventory, and $1,744 related to other cash charges. During fiscal 2014, the Company incurred $2,130 in costs against the accrual and incurred an additional $5,924 against the accrual during the six months of fiscal 2015. As of September 28, 2014, the reserve balance associated with these actions is $2,517. The Company expects to be committed to an additional $2,400 of restructuring charges in fiscal 2015 related to these actions, comprising of $2,100 in severance and other charges and $300 in non-cash charges and expects to complete the program during fiscal 2015.
A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2014	$7,312	$1,102	$8,414
Accrued	1,333	655	1,988
Costs incurred	(6,814)	(332)	(7,146)
Foreign currency impact and other	(229)	(107)	(336)
Balance as of September 28, 2014	$1,602	$1,318	$2,920

Other Exit Charges

During the second quarter of fiscal 2015, the Company recorded cash exit charges of $1,104 related to certain operations in Europe.

11. Debt
The following summarizes the Company’s long-term debt including capital lease obligations as of September 28, 2014 and March 31, 2014:

	September 28, 2014	March 31, 2014
3.375% Convertible Notes, net of discount, due 2038	$166,739	$162,887
2011 Credit Facility, due 2018	270,000	125,000
Capital lease obligations and other	420	599
	437,159	288,486
Less current portion	303	354
Total long-term debt and capital lease obligations	$436,856	$288,132
3.375% Convertible Notes
The Convertible Notes will mature on June 1, 2038, unless earlier converted, redeemed or repurchased. Prior to maturity, the holders may convert their Convertible Notes into shares of the Company’s common stock at any time after March 1, 2015, or prior to that date under certain circumstances. When issued, the initial conversion rate was 24.6305 shares of the Company's common stock per one thousand dollars in principal amount of Convertible Notes, which was equivalent to an initial conversion price of $40.60 per share. The conversion rate as of October 1, 2014, the most recent date when the holders were notified that they can submit the Convertible Notes for conversion, was 24.9692 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes due to the cumulative impact of cash dividends paid on the Company's common stock. The conversion rate is subject to adjustment under certain circumstances. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company's common stock or a combination of cash and shares.
At any time, on or after June 6, 2015, the Company may at its option redeem the Convertible Notes, in whole or in part, in cash, at a redemption price equal to 100% of the principal amount of Convertible Notes to be redeemed, plus any accrued and unpaid interest.
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
At September 30, 2014, the closing price of the Company's common stock exceeded 130% of the conversion price for more than 20 trading days during the period of 30 consecutive trading days ending September 30, 2014, thereby satisfying one of the early conversion events and as a result, the Convertible Notes became convertible on demand, and the holders were notified that they can elect to submit the Convertible Notes for conversion, between the notification date of October 1, 2014 and December 31, 2014. The carrying value of the Convertible Notes of $166,739 continues to be reported as long-term debt on the Consolidated Condensed Balance Sheet as of September 28, 2014 as the Company intends to draw on the 2011 Credit Facility to settle, at a minimum, the principal amount of any such conversions in cash. No gain or loss was recognized when the Convertible Notes became convertible.
This optional conversion period is reset each calendar quarter and the Company will reassess on December 31, 2014. In addition, upon becoming convertible, a portion of the equity component that was recorded upon the issuance of the Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Consolidated Condensed Balance Sheet. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. As the holders of the Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the Convertible Notes, the reclassification into temporary equity as of September 28, 2014 was $5,558 based on the Convertible Notes principal of $172,297 and the carrying value of $166,739. If a conversion event takes place in the following quarter, this temporary equity balance will be recalculated based on the difference between the Convertible Notes principal and the debt carrying value. If the Convertible Notes are settled during the third quarter of fiscal 2015, an amount equal to the fair value of the liability component immediately prior to the settlement will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction of EnerSys stockholders’ equity, including the amount classified as temporary equity.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the Convertible Notes as of September 28, 2014 and March 31, 2014:

	September 28, 2014	March 31, 2014
Principal	$172,297	$172,500
Unamortized discount	(5,558)	(9,613)
Net carrying amount	$166,739	$162,887
As of September 28, 2014, the remaining discount will be amortized over a period of 8 months. The conversion price of the $172,297 in aggregate principal amount of the Convertible Notes as of October 1, 2014, equated to $40.05 per share and the number of shares on which the aggregate consideration is to be delivered upon conversion is 4,302,047.
The effective interest rate on the liability component of the Convertible Notes is 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $2,049 and $1,883, respectively, during the quarters ended September 28, 2014 and September 29, 2013 and was $4,055 and $3,727, respectively, during the six months ended September 28, 2014 and September 29, 2013.
2011 Credit Facility
The Company is party to a $350,000 senior secured revolving credit facility (as amended, “2011 Credit Facility”) and, on July 8, 2014, amended the credit facility while also entering into an Incremental Commitment Agreement pursuant to which certain banks agreed to provide incremental term loan commitments of $150,000 and incremental revolving commitments of $150,000. Pursuant to these changes, the 2011 Credit Facility is now comprised of a $500,000 senior secured revolving credit facility and a $150,000 senior secured incremental term loan ("Term Loan") which matures on September 30, 2018. The Term Loan is payable in quarterly installments of $1,875 beginning June 30, 2015 and $3,750 beginning June 30, 2016 with a final payment of $108,750 on September 30, 2018. The 2011 Credit Facility may be increased by an aggregate amount of $300,000 in revolving commitments and/or one or more new tranches of term loans, under certain conditions. Both revolving loans and term loans under the 2011 Credit Facility will bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus between 1.25% and 1.75% (based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which is the highest of (a) the Bank of America prime rate, and (b) the Federal Funds Effective Rate) plus between 0.25% and 0.75% (based on the Company’s consolidated net leverage ratio).
As of September 28, 2014, the Company had $120,000 outstanding in revolver borrowings and $150,000 under its term loan borrowings.
Short-Term Debt
As of September 28, 2014 and March 31, 2014, the Company had $25,537 and $33,814, respectively, of short-term borrowings. The weighted-average interest rates on these borrowings were approximately 12% and 7%, respectively.
Available Lines of Credit
As of September 28, 2014 and March 31, 2014, the Company had available and undrawn, under all its lines of credit, $524,946 and $360,275, respectively, including $146,746 and $136,525, of uncommitted lines of credit as of September 28, 2014 and March 31, 2014, respectively.
As of September 28, 2014 and March 31, 2014, the Company had $3,897 and $1,653, respectively, of standby letters of credit.

12. Retirement Plans
The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$102	$90	$202	$206
Interest cost	168	156	662	596
Expected return on plan assets	(222)	(198)	(581)	(525)
Amortization and deferral	87	134	174	107
Net periodic benefit cost	$135	$182	$457	$384

	United States Plans		International Plans
	Six months ended		Six months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$204	$181	$413	$406
Interest cost	337	312	1,342	1,176
Expected return on plan assets	(443)	(397)	(1,173)	(1,036)
Amortization and deferral	174	267	352	211
Net periodic benefit cost	$272	$363	$934	$757

13. Stock-Based Compensation
As of September 28, 2014, the Company maintains the EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of stock-based compensation.
The Company recognized stock-based compensation expense associated with its equity incentive plans of $11,963 for the second quarter of fiscal 2015 and $4,569 for the second quarter of fiscal 2014. Stock-based compensation expense was $17,059 for the six months of fiscal 2015 and $7,592 for the six months of fiscal 2014. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards, except for awards issued to certain retirement-eligible participants, which are expensed on an accelerated basis.
During the six months ended September 28, 2014, the Company granted to non-employee directors 16,474 restricted stock units, pursuant to the EnerSys Deferred Compensation Plan for Non-Employee Directors.
During the six months ended September 28, 2014, the Company granted to management and other key employees 76,512 non-qualified stock options that vest three years from the date of grant, 118,312 restricted stock units that vest 25% each year over four years from the date of grant, and 152,300 market share units that vest three years from the date of grant.
Common stock activity during the six months ended September 28, 2014 included the vesting of 182,204 restricted stock units and 384,448 market share units.
As of September 28, 2014, there were 142,251 non-qualified stock options, 511,686 restricted stock units and 612,672 market share units outstanding.

14. Stockholders’ Equity and Noncontrolling Interests
Common Stock
The following demonstrates the change in the number of shares of common stock outstanding during the six months ended September 28, 2014:

Shares outstanding as of March 31, 2014	46,942,126
Purchase of treasury stock	(1,855,066)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	363,484

Shares outstanding as of September 28, 2014	45,450,544

Treasury Stock
During the six months ended September 28, 2014, the Company purchased 1,855,066 shares of its common stock for $120,938. At September 28, 2014 and March 31, 2014, the Company held 8,176,288 shares and 6,321,222 shares as treasury stock, respectively.
Accumulated Other Comprehensive Income ("AOCI")
The components of AOCI, net of tax, as of September 28, 2014 and March 31, 2014, are as follows:

	March 31, 2014	Before Reclassifications	Amounts Reclassified from AOCI	September 28, 2014
Pension funded status adjustment	$(15,207)	$—	$366	$(14,841)
Net unrealized (loss) gain on derivative instruments	(2,253)	1,556	1,011	314
Foreign currency translation adjustment	85,305	(52,386)	—	32,919
Accumulated other comprehensive income	$67,845	$(50,830)	$1,377	$18,392

The following table presents reclassifications from AOCI during the second quarter ended September 28, 2014:

Components of AOCI	Amounts Reclassified from AOCI	Location of Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,195	Cost of Goods Sold
Tax benefit	(441)
Net unrealized loss on derivative instruments, net of tax	$754

Defined benefit pension costs:
Prior service costs and deferrals	$261	Net periodic benefit cost, included in Cost of Goods Sold, Operating expenses - See Note 12
Tax benefit	(80)
Net periodic benefit cost, net of tax	$181

The following table presents reclassifications from AOCI during the six months ended September 28, 2014:

Components of AOCI	Amounts Reclassified from AOCI	Location of Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,603	Cost of Goods Sold
Tax benefit	(592)
Net unrealized loss on derivative instruments, net of tax	$1,011

Defined benefit pension costs:
Prior service costs and deferrals	$526	Net periodic benefit cost, included in Cost of Goods Sold, Operating expenses - See Note 12
Tax benefit	(160)
Net periodic benefit cost, net of tax	$366

The following table presents reclassifications from AOCI during the second quarter ended September 29, 2013:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$4,072	Cost of Goods Sold
Tax benefit	(1,511)
Net unrealized loss on derivative instruments, net of tax	$2,561

Defined benefit pension costs:
Prior service costs and deferrals	$235	Net periodic benefit cost, included in Cost of Goods Sold, Operating expenses - See Note 12
Tax benefit	(120)
Net periodic benefit cost, net of tax	$115

The following table presents reclassifications from AOCI during the six months ended September 29, 2013:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$2,617	Cost of Goods Sold
Tax benefit	(971)
Net unrealized loss on derivative instruments, net of tax	$1,646

Defined benefit pension costs:
Prior service costs and deferrals	$472	Net periodic benefit cost, included in Cost of Goods Sold, Operating expenses - See Note 12
Tax benefit	(156)
Net periodic benefit cost, net of tax	$316

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the six months ended September 28, 2014:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2014	$1,246,402	$5,887	$1,252,289
Total comprehensive income:
Net earnings	105,485	54	105,539
Net unrealized gain on derivative instruments, net of tax	2,567	—	2,567
Pension funded status adjustment, net of tax	366	—	366
Foreign currency translation adjustment	(52,386)	(166)	(52,552)
Total other comprehensive income (loss), net of tax	(49,453)	(166)	(49,619)
Total comprehensive income (loss)	56,032	(112)	55,920
Other changes in equity:
Purchase of treasury stock	(120,938)	—	(120,938)
Cash dividends - common stock ($0.35 per share)	(16,156)	—	(16,156)
Reclassification of redeemable equity component of Convertible Notes	4,055	—	4,055
Other, including activity related to equity awards	7,433	—	7,433
Balance as of September 28, 2014	$1,176,828	$5,775	$1,182,603

The following demonstrates the change in redeemable noncontrolling interests during the six months ended September 28, 2014:

Redeemable Noncontrolling Interests
Balance as of March 31, 2014	$8,047
Net earnings	126
Foreign currency translation adjustment	(463)
Balance as of September 28, 2014	$7,710

15. Earnings Per Share
The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net earnings attributable to EnerSys stockholders	$56,316	$41,339	$105,485	$82,186
Weighted-average number of common shares outstanding:
Basic	46,133,637	47,573,496	46,516,470	47,721,239
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	813,912	801,839	951,785	815,674
Convertible Notes	1,589,727	1,030,483	1,663,502	818,468
Diluted weighted-average number of common shares outstanding	48,537,276	49,405,818	49,131,757	49,355,381
Basic earnings per common share attributable to EnerSys stockholders	$1.22	$0.87	$2.27	$1.72
Diluted earnings per common share attributable to EnerSys stockholders	$1.16	$0.84	$2.15	$1.67
Anti-dilutive equity awards not included in diluted weighted-average common shares	—	11,010	207	13,321
The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes, as of September 28, 2014, is 4,302,047. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration ("conversion premium") in cash, shares of the Company’s common stock or a combination of cash and shares. During the second quarter of fiscal 2015, the average price of the Company's common stock of $64.17 per share exceeded the conversion price of $40.05 per share on the Convertible Notes. For the current quarter and six months ended September 28, 2014, 1,589,727 shares and 1,663,502 shares, respectively, relating to the conversion premium on the Convertible Notes were included in the diluted earnings per share using the "if converted" method.

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
Summarized financial information related to the Company's reportable segments for the quarters and six months ended September 28, 2014 and September 29, 2013 is shown below:

	Quarter ended		Six months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales by segment to unaffiliated customers
Americas	$333,185	$287,683	$664,113	$603,306
EMEA	233,340	223,374	475,275	454,341
Asia	63,402	57,790	124,649	108,497
Total net sales	$629,927	$568,847	$1,264,037	$1,166,144
Net sales by product line
Reserve power	$315,525	$279,494	$626,899	$572,313
Motive power	314,402	289,353	637,138	593,831
Total net sales	$629,927	$568,847	$1,264,037	$1,166,144
Intersegment sales
Americas	$10,977	$8,176	$19,895	$18,269
EMEA	17,192	18,276	34,891	36,573
Asia	9,125	10,052	20,584	17,763
Total intersegment sales (1)	$37,294	$36,504	$75,370	$72,605
Operating earnings by segment
Americas	$38,378	$43,143	$79,867	$84,868
EMEA	23,439	15,243	52,040	31,326
Asia	3,813	3,738	7,241	8,959
Restructuring and other exit charges - EMEA	(1,810)	(1,119)	(3,639)	(1,540)
Reversal of legal accrual, net of fees - Americas	16,233	—	16,233	—
Total operating earnings (2)	$80,053	$61,005	$151,742	$123,613

(1)	Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

17. Subsequent Events
On October 30, 2014, the Company announced the declaration of a quarterly cash dividend of $0.175 per share of common stock to be paid on December 26, 2014, to stockholders of record as of December 12, 2014.
On November 5, 2014, the Company also announced an authorization of an additional $60,000 stock repurchase.

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

•
potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames;

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

Economic Climate
Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. Economic activity continues to strengthen in North America while South America is experiencing limited growth. Middle East and Africa are experiencing strong economic activity while Western European economies are experiencing limited growth. Our Asia region is experiencing the fastest economic growth.
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

Customer Pricing
Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the second quarter of fiscal 2015, our selling prices remained relatively flat, compared to the comparable prior year period.
Liquidity and Capital Resources
Our capital structure and liquidity remain strong. We amended our 2011 Credit Facility during the second quarter of fiscal 2015 to provide additional liquidity for flexibility in funding the expected conversion of the Convertible Notes in fiscal 2016. As of September 28, 2014, we had $239.9 million of cash and cash equivalents and $525 million undrawn and available under all our lines of credit, including approximately $147 million of uncommitted credit lines. A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.
The Convertible Notes became convertible at the option of the holders effective January 2, 2014 and continue to remain convertible through December 31, 2014, as described in Note 11. Regardless of the foregoing circumstances, holders may, at their option, convert their Convertible Notes at any time on or after March 1, 2015 but prior to the close of business on the scheduled trading day immediately preceding June 1, 2038, the maturity date. If the Convertible Notes holders elect to exercise their conversion rights, we would pay the principal amount by drawing on our 2011 Credit Facility and, at our election, issue shares or pay cash for any remaining value. Beginning on June 6, 2015, we may redeem any or all of the Convertible Notes in cash at a redemption price equal to 100% of the accreted principal amount of the Convertible Notes being redeemed, plus accrued and unpaid interest.
Other than the 2011 Credit Facility and the Convertible Notes, we have no other significant amount of long-term debt maturing in the near future.
We believe that our strong capital structure and liquidity affords us access to capital for future acquisition and stock repurchase opportunities and continued dividend payments.

Results of Operations
Net Sales

	Quarter ended September 28, 2014		Quarter ended September 29, 2013		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$333.2	52.9%	$287.7	50.6%	$45.5	15.8%
EMEA	233.3	37.0	223.3	39.3	10.0	4.5
Asia	63.4	10.1	57.8	10.1	5.6	9.7
Total net sales	$629.9	100.0%	$568.8	100.0%	$61.1	10.7%

	Six months ended September 28, 2014		Six months ended September 29, 2013		Increase (Decrease)
Year to Date by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$664.1	52.5%	$603.3	51.7%	$60.8	10.1%
EMEA	475.3	37.6	454.3	39.0	21.0	4.6
Asia	124.6	9.9	108.5	9.3	16.1	14.9
Total net sales	$1,264.0	100.0%	$1,166.1	100.0%	$97.9	8.4%

Net sales increased $61.1 million or 10.7% in the second quarter of fiscal 2015 from the comparable period in fiscal 2014. This increase for the quarter was the result of a 7% increase in organic volume and a 6% increase due to acquisitions, partially offset by a 2% decrease due to foreign currency translation impact.

Net sales increased $97.9 million or 8.4% in the six months of fiscal 2015 from the comparable period in fiscal 2014. This increase for the six months was the result of a 6% increase due to acquisitions and a 2% increase due to organic volume.

Segment sales
The Americas segment’s net sales increased $45.5 million or 15.8% in the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, primarily due to an increase of approximately 10% in organic volume and an 8% increase due to acquisitions, partially offset by a 1% decrease each in pricing and foreign currency translation impact. Net sales increased $60.8 million or 10.1% in the six months of fiscal 2015, as compared to the six months of fiscal 2014, primarily due to an increase of approximately 8% due to acquisitions and 4% due to organic volume, partially offset by a 1% decrease each in pricing and foreign currency translation impact.
The EMEA segment’s net sales increased $10.0 million or 4.5% in the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, primarily due to a 6% and 1% increase in organic volume and pricing, respectively, partially offset by a 3% decrease due to foreign currency translation impact. Net sales increased $21.0 million or 4.6% in the six months of fiscal 2015, as compared to the six months of fiscal 2014, primarily due to an increase of approximately 3% due to organic volume and a 1% increase each in pricing and foreign currency translation impact.
The Asia segment’s net sales increased $5.6 million or 9.7% in the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, primarily due to acquisitions of 17% and a 2% increase in pricing, partially offset by a decrease due to organic volume of approximately 9%. Net sales increased $16.1 million or 14.9% in the six months of fiscal 2015, as compared to the six months of fiscal 2014, primarily due to an increase of approximately 19% due to acquisitions and a 2% increase due to pricing, partially offset by a decrease of 5% in organic volume and a 1% decrease due to foreign currency translation impact. The decrease in Asia's organic volume is due to lower sales to a major Chinese telecommunication company under a new tender program pursuant to which we participated at a lower volume.
Product line sales

	Quarter ended September 28, 2014		Quarter ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$315.5	50.1%	$279.5	49.1%	$36.0	12.9%
Motive power	314.4	49.9	289.3	50.9	25.1	8.7
Total net sales	$629.9	100.0%	$568.8	100.0%	$61.1	10.7%

	Six months ended September 28, 2014		Six months ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$626.9	49.6%	$572.3	49.1%	$54.6	9.5%
Motive power	637.1	50.4	593.8	50.9	43.3	7.3
Total net sales	$1,264.0	100.0%	$1,166.1	100.0%	$97.9	8.4%

Net sales of our reserve power products in the second quarter of fiscal 2015 increased $36.0 million or 12.9% compared to the second quarter of fiscal 2014. Acquisitions and organic volume contributed to this improvement by approximately 9% and 6%, respectively, and were partially offset by a decrease due to foreign currency translation impact of 2%. Net sales increased $54.6 million or 9.5% in the six months of fiscal 2015, as compared to the six months of fiscal 2014, primarily due to an increase of approximately 9% due to acquisitions and a 1% increase due to organic volume.
Net sales of our motive power products in the second quarter of fiscal 2015 increased by $25.1 million or 8.7% compared to the second quarter of fiscal 2014. Organic volume, acquisitions and pricing contributed 7%, 3% and 1%, respectively, to this improvement and was partially offset by a 2% foreign currency translation impact in the second quarter of fiscal 2015. Net sales increased $43.3 million or 7.3% in the six months of fiscal 2015, as compared to the six months of fiscal 2014, primarily due to an increase of approximately 4% and 3% due to organic volume and acquisitions, respectively.

Gross Profit

	Quarter ended September 28, 2014		Quarter ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$162.5	25.8%	$144.3	25.4%	$18.2	12.6%

	Six months ended September 28, 2014		Six months ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$325.1	25.7%	$284.4	24.4%	$40.7	14.3%

Gross profit increased $18.2 million or 12.6% in the second quarter of fiscal 2015 and increased $40.7 million or 14.3% compared to the comparable prior year periods. Gross profit, as a percentage of net sales, increased 40 basis points in the second quarter and increased 130 basis points in the six months when compared to the comparable prior year periods. The increase in the current quarter and six months compared to the prior year periods is primarily attributed to lower commodity costs and favorable mix combined with the benefits of restructuring programs in EMEA.

Operating Items

	Quarter ended September 28, 2014		Quarter ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$96.9	15.4%	$82.2	14.5%	$14.7	17.9%
Restructuring and other exit charges	$1.8	0.3%	$1.1	0.2%	$0.7	61.8%
Reversal of legal accrual, net of fees	$(16.2)	(2.6)%	$—	—%	$(16.2)	NM

	Six months ended September 28, 2014		Six months ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$186.0	14.7%	$159.3	13.7%	$26.7	16.7%
Restructuring and other exit charges	$3.6	0.3%	$1.5	0.1%	$2.1	NM
Reversal of legal accrual, net of fees	$(16.2)	(1.3)%	$—	—%	$(16.2)	NM
NM = not meaningful
Operating expenses as a percentage of net sales increased 90 basis points and 100 basis points in the second quarter and six months of fiscal 2015 compared to the comparable prior year periods of fiscal 2014. Operating expenses, excluding the effect of foreign currency translation, increased $6.9 million or 8.5% in the second quarter of fiscal 2015 and increased $7.1 million or 4.5% in the six months of fiscal 2015 compared to the comparable prior year periods of fiscal 2014. The increase in operating expenses in both the second quarter and six months is primarily due to increased sales volume, acquisitions and acquisition related fees, stock-based compensation, implementation costs for a new ERP system in the Americas, and payroll related expenses. Selling expenses, our main component of operating expenses, were 51.8% and 55.0% of total operating expenses in the second quarter and six months of fiscal 2015, respectively, compared to 56.8% and 58.7% of total operating expenses in the second quarter and six months of fiscal 2014, respectively.
Restructuring and other exit charges
Included in our second quarter and six months of fiscal 2015 operating results are $1.8 million and $3.6 million, respectively, of exit charges and other restructuring charges in EMEA. Included in our second quarter and six months of fiscal 2014 are $1.1 million and $1.5 million of restructuring charges, respectively, primarily for staff reductions in EMEA.
Reversal of legal accrual, net of fees
Included in our second quarter and six months of fiscal 2015 operating results is a reversal of legal accrual, net of fees, of $16.2 million relating to the final settlement of the Altergy matter. See Note 9 for more details.

Operating Earnings

	Quarter ended September 28, 2014		Quarter ended September 29, 2013		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$38.4	11.5%	$43.2	15.0%	$(4.8)	(11.0)%
EMEA	23.4	10.0	15.2	6.8	8.2	53.8
Asia	3.8	6.0	3.7	6.5	0.1	2.0
Subtotal	65.6	10.4	62.1	10.9	3.5	5.6
Restructuring charges - EMEA	(1.8)	(0.8)	(1.1)	(0.5)	(0.7)	61.8
Reversal of legal accrual, net of fees - Americas	16.2	4.9	—	—	16.2	NM
Total operating earnings	$80.0	12.7%	$61.0	10.7%	$19.0	31.2%

	Six months ended September 28, 2014		Six months ended September 29, 2013		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$79.9	12.0%	$84.9	14.1%	$(5.0)	(5.9)%
EMEA	52.0	11.0	31.3	6.9	20.7	66.1
Asia	7.2	5.8	8.9	8.3	(1.7)	(19.2)
Subtotal	139.1	11.0	125.1	10.7	14.0	11.2
Restructuring charges - EMEA	(3.6)	(0.8)	(1.5)	(0.3)	(2.1)	NM
Reversal of legal accrual, net of fees - Americas	16.2	2.4	—	—	16.2	NM
Total operating earnings	$151.7	12.0%	$123.6	10.6%	$28.1	22.8%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.
NM = not meaningful

Operating earnings increased $19.0 million or 31.2% in the second quarter and increased $28.1 million or 22.8% in the six months of fiscal 2015 compared to the second quarter and six months of fiscal 2014. Operating earnings, as a percentage of net sales, increased 200 basis points in the second quarter of fiscal 2015 and increased 140 basis points in the six months of fiscal 2015 when compared to the second quarter and six months of fiscal 2014.
The Americas segment, excluding the reversal of legal accrual, had a decrease in operating earnings in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, with the operating margin decreasing 350 basis points to 11.5%. The second quarter of fiscal 2014 was a record quarter for the Americas due to favorable product mix. Operating earnings decreased in the six months of fiscal 2015 in comparison to the comparable period in the prior year, with the operating margin decreasing 210 basis points to 12.0%. This decrease in the second quarter and six months of fiscal 2015 compared to the comparable prior year periods is attributable to stock-based compensation, reserve power pricing, our recent acquisition of Purcell, which has not delivered the accretion we had expected by this time, due primarily to the delay in capital spending in their enclosure programs by a large customer and implementation costs relating to a new ERP system. While we remain confident in Purcell's future contribution, we do not anticipate this accretion to occur in our upcoming third quarter of fiscal 2015.
The EMEA segment's operating earnings, excluding restructuring charges discussed above, increased in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, with the operating margin increasing 320 basis points to 10.0%. Operating earnings increased in the six months of fiscal 2015 in comparison to the comparable period in the prior year, with the operating margin increasing 410 basis points to 11.0%. This improvement in EMEA earnings primarily reflects strong replacement and 4G Telecom sales, better customer mix, lower commodity costs and benefits of the restructuring programs, partially offset by stock-based compensation.
Operating earnings increased in the Asia segment in the second quarter and decreased in the six months of fiscal 2015 compared to the comparable prior year periods of fiscal 2014, with the operating margin decreasing by 50 basis points and 250 basis points, respectively, in the current quarter and six months to 6.0% and 5.8%, respectively, primarily due to lower operating results of our subsidiary in India and reduction in telecom sales in China.

Interest Expense

	Quarter ended September 28, 2014		Quarter ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$4.3	0.7%	$4.1	0.7%	$0.2	5.9%

	Six months ended September 28, 2014		Six months ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$9.2	0.7%	$8.4	0.7%	$0.8	10.2%

Interest expense of $4.3 million in the second quarter of fiscal 2015 (net of interest income of $0.3 million) was $0.2 million higher than the interest expense of $4.1 million in the second quarter of fiscal 2014 (net of interest income of $0.1 million). Interest expense of $9.2 million in the six months of fiscal 2015 (net of interest income of $0.6 million) was $0.8 million higher than the interest expense of $8.4 million in the six months of fiscal 2014 (net of interest income of $0.4 million).

The increase in interest expense in the second quarter and six months of fiscal 2015 compared to the comparable prior year periods of fiscal 2014 is primarily due to higher average debt outstanding.
Included in interest expense are non-cash charges for deferred financing fees of $0.3 million and $0.6 million, respectively, in the second quarter and six months of fiscal 2015 which was the same in the second quarter and six months of fiscal 2014.
Included in interest expense is non-cash, accreted interest on the Convertible Notes of $2.1 million and $4.1 million, respectively, in the second quarter and six months of fiscal 2015 and $1.9 million and $3.7 million, respectively, in the second quarter and six months of fiscal 2014. For more information, see Note 11 to the Consolidated Condensed Financial Statements.
Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $389.3 million and $357.0 million in the second quarter and six months of fiscal 2015, respectively, compared to $179.0 million and $178.2 million in the second quarter and six months of fiscal 2014. The increase was mainly due to borrowings under our 2011 Credit Facility, which were used to fund increases in primary working capital from higher sales, purchase of treasury stock and payment of the Altergy legal settlement. The average Convertible Notes discount excluded from our average debt outstanding was $6.6 million and $7.6 million, respectively, in the second quarter and six months of fiscal 2015 and $14.5 million and $15.4 million, respectively, in the second quarter and six months of fiscal 2014.

Other (Income) Expense, Net

	Quarter ended September 28, 2014		Quarter ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(3.4)	(0.5)%	$0.5	0.1%	$(3.9)	NM

	Six months ended September 28, 2014		Six months ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(2.4)	(0.2)%	$2.8	0.3%	$(5.2)	NM
Other (income) expense, net in the second quarter of fiscal 2015 was income of $3.4 million compared to expense of $0.5 million in the second quarter of fiscal 2014. Other (income) expense, net in the six months of fiscal 2015 was income of $2.4 million compared to expense of $2.8 million in the six months of fiscal 2014. The favorable impact in the second quarter and six months of fiscal 2015 is attributable to foreign currency gains of $1.6 million and $0.8 million in the second quarter and six months of fiscal 2015, respectively, compared to foreign currency losses of $0.8 million and $2.6 million, respectively, in the comparable prior year periods. Also contributing to the favorable impact in both the current quarter and six months of fiscal 2015 is the receipt of $2.0 million towards our equity interest in Altergy pursuant to the final legal settlement with Altergy. Our investment in Altergy of $5.0 million was written off in the third quarter of fiscal 2014.

Earnings Before Income Taxes

	Quarter ended September 28, 2014		Quarter ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$79.1	12.5%	$56.4	9.9%	$22.7	40.3%

	Six months ended September 28, 2014		Six months ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$144.9	11.5%	$112.4	9.6%	$32.5	28.9%
As a result of the above, earnings before income taxes in the second quarter of fiscal 2015 increased $22.7 million, or 40.3%, compared to the second quarter of fiscal 2014 and increased $32.5 million, or 28.9%, in the six months of fiscal 2015 compared to the six months of fiscal 2014. Earnings before income taxes as a percentage of net sales were 12.5% for the second quarter of fiscal 2015 compared to 9.9% in the second quarter of fiscal 2014 and 11.5% for the six months of fiscal 2015 compared to 9.6% for the six months of fiscal 2014.

Income Tax Expense

	Quarter ended September 28, 2014		Quarter ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$22.5	3.5%	$15.2	2.7%	$7.3	48.2%
Effective tax rate	28.5%		27.0%		1.5%

	Six months ended September 28, 2014		Six months ended September 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$39.2	3.1%	$30.8	2.6%	$8.4	27.4%
Effective tax rate	27.1%		27.4%		(0.3)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarters of fiscal 2015 and 2014 were based on the estimated effective tax rates applicable for the full years ending March 31, 2015 and March 31, 2014, respectively, after giving effect to items specifically related to the interim periods. Our corporate effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the we operate and the amount of our consolidated income before taxes.
The worldwide effective income tax rates for the second quarters of fiscal 2015 and 2014 were 28.5% and 27.0%, respectively, and 27.1% and 27.4%, respectively, for the six months of fiscal 2015 and 2014. The rate increase in the second quarter of fiscal 2015 compared to the prior year period is primarily due to permanent tax differences increasing our domestic income taxes. The rate decrease in the six months of fiscal 2015 compared to the prior year period is primarily due to a reduction in income taxes from the release of a valuation allowance against a state net operating loss deferred tax asset related to one of our domestic subsidiaries and changes in the mix of earnings among tax jurisdictions.
Foreign income as a percentage of worldwide income is estimated to be 54% for the six months of fiscal 2015. The foreign effective income tax rate for the six months of fiscal 2015 and 2014 were 15.5% and 15.9%, respectively, and the rate decrease compared to the prior year period is primarily due to a change in the mix of income between the foreign jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at approximately 6%.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report. We are supplementing and restating our discussion regarding the specific valuation approach and methodology and significant assumptions used in our goodwill impairment test as follows:
In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods.
We perform our annual goodwill impairment test on the first day of our fourth quarter for each of our reporting units based on the income approach, also known as the discounted cash flow (“DCF”) method, which utilizes the present value of future cash flows to estimate fair value. We also use the market approach, which utilizes market price data of companies engaged in the same or a similar line of business as that of our company, to estimate fair value. A reconciliation of the two methods is performed to assess the reasonableness of fair value of each of the reporting units.
The future cash flows used under the DCF method are derived from estimates of future revenues, operating income, working capital requirements and capital expenditures, which in turn reflect specific global, industry and market conditions. The discount rate developed for each of the reporting units is based on data and factors relevant to the economies in which the business operates and other risks associated with those cash flows, including the potential variability in the amount and timing of the cash flows. A terminal growth rate is applied to the final year of the projected period and reflects our estimate of stable growth to perpetuity. We then calculate the present value of the respective cash flows for each reporting unit to arrive at the fair value using the income approach and then determine the appropriate weighting between the fair value estimated using the income approach and the fair value estimated using the market approach. Finally, we compare the estimated fair value of each reporting unit to its respective carrying value in order to determine if the goodwill assigned to each reporting unit is potentially impaired. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step of the goodwill impairment test to measure the amount of impairment loss, if any.
Significant assumptions used include management’s estimates of future growth rates, the amount and timing of future operating cash flows, capital expenditures, discount rates as well as market and industry conditions and relevant comparable company multiples for the market approach. An adverse change in any of the assumptions could result in an impairment charge.

Liquidity and Capital Resources
Operating activities provided cash of $50.6 million in the six months of fiscal 2015 compared to $91.2 million in the comparable period of fiscal 2014. In the six months of fiscal 2015, net earnings of $105.7 million, depreciation and amortization of $28.4 million, non-cash charges relating to deferred taxes of $22.3 million, stock-based compensation of $17.1 million, interest of $4.7 million, restructuring charges of $0.5 million, were partially offset by non-cash credits relating to the reversal of the remaining legal accrual of $16.2 million and gain of $2.0 million on disposition of our equity interest in Altergy. Also partially offsetting our cash provided from operating activities was the increase in primary working capital of $48.6 million, net of currency translation changes and our payment of $40.0 million towards the Altergy award, pursuant to the final legal settlement of the Altergy matter and income tax changes of $22.5 million. In the six months of fiscal 2014, net earnings of $81.6 million and depreciation and amortization of $25.3 million were offset by cash used for the increase in primary working capital of $30.3 million, net of currency translation changes.
Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $692.7 million (yielding a primary working capital percentage of 27.5%) at September 28, 2014, $666.9 million (yielding a primary working capital percentage of 25.1%) at March 31, 2014 and $586.3 million at September 29, 2013 (yielding a primary working capital percentage of 25.8%). The primary working capital percentage of 27.5% at September 28, 2014 is 240 basis points higher than that for March 31, 2014, and is 170 basis points higher than that for the prior year period. Primary working capital increased during the six months of fiscal 2015 largely due to increase in inventories and trade receivables.
Primary working capital and primary working capital percentages at September 28, 2014, March 31, 2014 and September 29, 2013 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
September 28, 2014	$563.9	$389.2	$(260.4)	$692.7	$2,519.7	27.5%
March 31, 2014	564.6	361.8	(259.5)	666.9	2,661.0	25.1
September 29, 2013	467.7	352.1	(233.5)	586.3	2,275.4	25.8
Investing activities used cash of $25.4 million in the six months of fiscal 2015 compared to $24.3 million in the six months of fiscal 2014 and primarily comprised of capital expenditures. Proceeds from the disposition of our equity interest in Altergy amounted to $2.0 million in the six months of fiscal 2015.

Financing activities used cash of $10.7 million in the six months of fiscal 2015 primarily due to revolver borrowings and repayments of $246.0 million and $251.0 million, respectively, and $150.0 million incremental term loan borrowing under the 2011 Credit Facility, purchase of treasury stock for $120.9 million and payment of cash dividends to our stockholders of $16.2 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $9.6 million. Net repayments on short-term debt were $7.5 million. In the six months of fiscal 2014, financing activities used cash of $49.4 million, primarily due to the repurchase of our common stock for $33.6 million and payment of cash dividends to our stockholders of $11.9 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $3.3 million. Net borrowings on short-term debt were $0.4 million.
As a result of the above, total cash and cash equivalents decreased by $0.2 million to $239.9 million, in the six months of fiscal 2015 compared to an increase of $23.3 million to $272.7 million, in the comparable period of fiscal 2014.
All obligations under our 2011 Credit Facility are secured by, among other things, substantially all of our U.S. assets. The 2011 Credit Facility contains various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under this credit facility.
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

Contractual Obligations and Commercial Commitments
A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2014 Annual Report for the year ended March 31, 2014. As of September 28, 2014, we had the following significant changes to our contractual obligations table contained in our 2014 Form 10-K:
We amended our 2011 Credit Facility while also entering into an Incremental Commitment Agreement pursuant to which certain banks agreed to provide incremental term loan commitments of $150 million and incremental revolving commitments of $150 million. Pursuant to these changes, the 2011 Credit Facility is now comprised of a $500 million senior secured revolving credit facility and a $150 million senior secured incremental term loan ("Term Loan") which matures on September 30, 2018. The Term Loan is payable in quarterly installments of $1.9 million beginning June 30, 2015 and $3.8 million beginning June 30, 2016 with a final payment of $108.8 million on September 30, 2018.

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
Counterparty Risks
We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in foreign currency exchange rates and raw material costs. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at September 28, 2014 are $3.7 million (pre-tax), therefore, there is minimal risk of nonperformance by these counterparties. Those contracts that result in an asset position at September 28, 2014 are $2.7 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.
Interest Rate Risks
We are exposed to changes in variable U.S. interest rates on borrowings under our 2011 Credit Facility. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. We had no interest rate swap agreements as of September 28, 2014 and March 31, 2014.
A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $3.0 million on the variable rate portions of our debt.
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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
September 28, 2014	$93.5	95.4	$0.98	21%
March 31, 2014	86.5	89.9	0.96	19
September 29, 2013	88.5	94.2	0.94	19

(1)	Based on approximate annual lead requirements for the periods then ended.
For the remaining two quarters of this fiscal year, we believe approximately 77% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at September 28, 2014, lead purchased by September 28, 2014 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.
We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $16 million and $31 million in the second quarter and six months of fiscal 2015, respectively.
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

To hedge these exposures, we have entered into forward contracts and purchased options with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of September 28, 2014 and March 31, 2014 were $89.5 million and $92.8 million, respectively. The details of contracts outstanding as of September 28, 2014 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$39.0	$/€	1.34	19%
Sell Euros for Polish zloty	22.2	PLN/€	4.20	19
Sell Euros for British pounds	12.8	£/€	0.81	29
Sell JPY for U.S. dollars	5.5	¥/$	107.57	59
Sell U.S. dollars for Mexican pesos	4.4	MXN/$	13.22	50
Sell Australian dollars for Euros	2.0	€/AUD	1.46	16
Sell Australian dollars for U.S. dollars	1.7	$/AUD	0.92	19
Other	1.9
Total	$89.5

(1)	Based on the fiscal year currency requirements.
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

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are involved in litigation incidental to the conduct of our business. See Litigation and Other Legal Matters in Note 9 - Commitments, Contingencies and Litigation to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

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
Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
June 30 – July 27, 2014	88,131	$68.12	88,131	$42,009,830
July 28 – August 24, 2014	544,545	61.73	544,545	68,396,777
August 25 – September 28, 2014	559,792	63.84	559,792	32,662,300
Total	1,192,468	$63.19	1,192,468

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. This repurchase program has been exhausted for fiscal 2015.

(2)
The Company’s Board of Directors authorized the Company to repurchase up to $70 million of its common stock, which expires on March 31, 2015. Additionally, on August 5, 2014, the Company announced that its Board of Directors had authorized the Company to repurchase an additional $60 million of its common stock. On November 5, 2014 the Company announced the authorization to repurchase an additional $60 million of its common stock, bringing the total of repurchase programs expiring on March 31, 2015 to $190 million.

Item 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to EnerSys' Quarterly Report on Form 10-Q for the period ended December 30, 2012 (File No. 001-32253) filed on February 6, 2013).

3.3	Second Amended and Restated Bylaws of EnerSys.

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

10.3	Amended and Restated 2010 Equity Incentive Plan of EnerSys.

10.4	Side letter to Employment Agreement, dated October 10, 2014, between EnerSys and John D. Craig.

10.5	Employment Offer Letter, dated October 20, 2014, of EnerSys Delaware Inc. to David M. Shaffer.

10.6	Employment Contract, dated September 12, 2014, between EH Europe GmbH and Todd M. Sechrist.

10.7	Letter Agreement, dated September 12, 2014, between EnerSys and Todd M. Sechrist.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Senior Vice President Finance & Chief Financial Officer
Date: November 5, 2014

EnerSys
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to EnerSys' Quarterly Report on Form 10-Q for the period ended December 30, 2012 (File No. 001-32253) filed on February 6, 2013).

3.3	Second Amended and Restated Bylaws of EnerSys.

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

10.3	Amended and Restated 2010 Equity Incentive Plan of EnerSys.

10.4	Side letter to Employment Agreement, dated October 10, 2014, between EnerSys and John D. Craig.

10.5	Employment Offer Letter, dated October 20, 2014, of EnerSys Delaware Inc. to David M. Shaffer.

10.6	Employment Contract, dated September 12, 2014, between EH Europe GmbH and Todd M. Sechrist.

10.7	Letter Agreement, dated September 12, 2014, between EnerSys and Todd M. Sechrist.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document