Form 10-Q
period 2014-12-28
EnerSys
filed 2015-02-04
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2014

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
Common Stock outstanding at January 30, 2015: 44,178,715 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 28, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$279,983	$240,103
Accounts receivable, net of allowance for doubtful accounts: December 28, 2014 - $8,323; March 31, 2014 - $9,446	506,304	564,584
Inventories, net	386,739	361,846
Deferred taxes	44,981	64,765
Prepaid and other current assets	69,423	69,402
Total current assets	1,287,430	1,300,700
Property, plant, and equipment, net	361,544	370,166
Goodwill	402,903	426,056
Other intangible assets, net	164,958	172,472
Other assets	42,164	52,464
Total assets	$2,258,999	$2,321,858
Liabilities and Equity
Current liabilities:
Short-term debt	$14,375	$33,814
Capital lease obligations	303	354
Accounts payable	236,151	259,484
Accrued expenses	202,324	287,751
Total current liabilities	453,153	581,403
Long-term debt and capital lease obligations	498,861	288,132
Deferred taxes	91,652	101,149
Other liabilities	76,530	81,225
Total liabilities	1,120,196	1,051,909
Commitments and contingencies
Redeemable noncontrolling interests	7,536	8,047
Redeemable equity component of Convertible Notes	3,466	9,613
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 28, 2014 and at March 31, 2014	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 53,645,889 shares issued and 44,536,070 shares outstanding at December 28, 2014; 53,263,348 shares issued and 46,942,126 shares outstanding at March 31, 2014	536	532
Additional paid-in capital	519,009	500,254
Treasury stock, at cost, 9,109,819 shares held as of December 28, 2014; 6,321,222 shares held as of March 31, 2014	(346,671)	(170,643)
Retained earnings	978,545	848,414
Accumulated other comprehensive (loss) income	(29,281)	67,845
Total EnerSys stockholders’ equity	1,122,138	1,246,402
Nonredeemable noncontrolling interests	5,663	5,887
Total equity	1,127,801	1,252,289
Total liabilities and equity	$2,258,999	$2,321,858
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	December 28, 2014	December 29, 2013
Net sales	$611,578	$643,031
Cost of goods sold	454,313	475,909
Gross profit	157,265	167,122
Operating expenses	86,145	90,083
Restructuring and other exit charges	2,437	12,920
Goodwill impairment charge	—	5,179
Operating earnings	68,683	58,940
Interest expense	4,947	4,597
Other (income) expense, net	(866)	8,193
Earnings before income taxes	64,602	46,150
Income tax expense (benefit)	15,271	(6,240)
Net earnings	49,331	52,390
Net earnings (losses) attributable to noncontrolling interests	79	(2,910)
Net earnings attributable to EnerSys stockholders	$49,252	$55,300
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.09	$1.17
Diluted	$1.04	$1.10
Dividends per common share	$0.175	$0.125
Weighted-average number of common shares outstanding:
Basic	45,188,942	47,351,750
Diluted	47,368,173	50,214,782

See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine months ended
	December 28, 2014	December 29, 2013
Net sales	$1,875,615	$1,809,175
Cost of goods sold	1,393,233	1,357,564
Gross profit	482,382	451,611
Operating expenses	272,114	249,419
Restructuring and other exit charges	6,076	14,460
Reversal of legal accrual, net of fees - See Note 9	(16,233)	—
Goodwill impairment charge	—	5,179
Operating earnings	220,425	182,553
Interest expense	14,192	12,987
Other (income) expense, net	(3,244)	11,066
Earnings before income taxes	209,477	158,500
Income tax expense	54,481	24,542
Net earnings	154,996	133,958
Net earnings (losses) attributable to noncontrolling interests	259	(3,528)
Net earnings attributable to EnerSys stockholders	$154,737	$137,486
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.36	$2.89
Diluted	$3.19	$2.77
Dividends per common share	$0.525	$0.375
Weighted-average number of common shares outstanding:
Basic	46,073,961	47,598,076
Diluted	48,543,896	49,641,848
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Nine months ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net earnings	$49,331	$52,390	$154,996	$133,958
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax	(5,268)	1,322	(2,701)	3,612
Pension funded status adjustment, net of tax	155	152	521	468
Foreign currency translation adjustment	(42,925)	7,665	(95,940)	30,332
Total other comprehensive (loss) income, net of tax	(48,038)	9,139	(98,120)	34,412
Total comprehensive income	1,293	61,529	56,876	168,370
Comprehensive loss attributable to noncontrolling interests	(286)	(3,157)	(735)	(4,787)
Comprehensive income attributable to EnerSys stockholders	$1,579	$64,686	$57,611	$173,157
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	December 28, 2014	December 29, 2013
Cash flows from operating activities
Net earnings	$154,996	$133,958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,124	38,903
Write-off of assets relating to restructuring	644	5,298
Non-cash write-off of other assets	—	5,000
Goodwill impairment charges	—	5,179
Derivatives not designated in hedging relationships:
Net (gains) losses	(132)	56
Cash proceeds (settlements)	461	(420)
Provision for doubtful accounts	609	278
Deferred income taxes	21,951	(24,942)
Reversal of legal accrual, net of fees - See Note 9	(16,233)	—
Gain on disposition of equity interest in Altergy - See Note 9	(2,000)	—
Non-cash interest expense	7,078	6,594
Stock-based compensation	21,339	12,186
Gain on disposal of property, plant, and equipment	(79)	(301)
Changes in assets and liabilities:
Accounts receivable	23,556	(46,548)
Inventories	(52,050)	5,774
Prepaid and other current assets	(5,857)	(15,720)
Other assets	(168)	95
Accounts payable	(9,056)	(26,348)
Accrued expenses	(65,547)	11,218
Other liabilities	11,277	(11,210)
Net cash provided by operating activities	132,913	99,050

Cash flows from investing activities
Capital expenditures	(47,184)	(48,856)
Purchases of businesses	—	(146,196)
Proceeds from disposition of equity interest in Altergy	2,000	—
Proceeds from disposal of property, plant, and equipment	177	1,373
Net cash used in investing activities	(45,007)	(193,679)

Cash flows from financing activities
Net (decrease) increase in short-term debt	(17,824)	12,264
Proceeds from revolving credit borrowings	337,700	213,100
Repayments of revolving credit borrowings	(282,700)	(93,300)
Proceeds from long-term debt	150,000	—
Repurchase of Convertible Notes	(234)	—
Deferred financing costs	(1,076)	(823)
Capital lease obligations	(183)	(277)
Option proceeds (taxes paid related to net share settlement of equity awards), net	(12,656)	(7,945)
Excess tax benefits from exercise of stock options and vesting of equity awards	3,341	4,614
Purchase of treasury stock	(176,028)	(49,568)
Dividends paid to stockholders	(24,021)	(17,809)
Payment of deferred consideration	—	(4,820)
Purchase of noncontrolling interests	—	(6,012)
Net cash (used in) provided by financing activities	(23,681)	49,424
Effect of exchange rate changes on cash and cash equivalents	(24,345)	7,498
Net increase (decrease) in cash and cash equivalents	39,880	(37,707)
Cash and cash equivalents at beginning of period	240,103	249,348
Cash and cash equivalents at end of period	$279,983	$211,641

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
The Company expects to complete purchase accounting for UTS in the fourth quarter of fiscal 2015.

3. Inventories
Inventories, net consist of:

	December 28, 2014	March 31, 2014
Raw materials	$99,548	$87,469
Work-in-process	113,014	116,124
Finished goods	174,177	158,253
Total	$386,739	$361,846

4. Goodwill
The changes in the carrying amount of goodwill during the nine months of fiscal 2015 by reportable segment are as follows:

	Americas	EMEA	Asia	Total
Balance as of March 31, 2014	$215,630	$177,586	$32,840	$426,056
Adjustments related to the finalization of purchase accounting for Purcell	(3,256)	—	—	(3,256)
Foreign currency translation adjustment	(1,417)	(17,751)	(729)	(19,897)
Balance as of December 28, 2014	$210,957	$159,835	$32,111	$402,903

5. Fair Value of Financial Instruments
The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of December 28, 2014 and March 31, 2014:

	Total Fair Value Measurement December 28, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(6,437)	$—	$(6,437)	$—
Foreign currency forward contracts	168	—	168	—
Total derivatives	$(6,269)	$—	$(6,269)	$—

	Total Fair Value Measurement March 31, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(2,371)	$—	$(2,371)	$—
Foreign currency forward contracts	113	—	113	—
Total derivatives	$(2,258)	$—	$(2,258)	$—
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
The Company’s 3.375% convertible senior notes due 2038 (“Convertible Notes”), with an original face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On December 28, 2014, the Company’s stock price closed at $61.78 per share. The conversion rate of the Convertible Notes as of January 1, 2015, the date when the the holders were notified that they can submit the Convertible Notes for conversion, was 25.0416 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes, which equated to $39.93 per share. The conversion rate may be adjusted in accordance with the terms of the Convertible Notes and the indenture under which the Convertible Notes were issued. The fair value of these notes represent the trading values based upon quoted market prices and are classified as Level 2. The Convertible Notes were trading at 154% of face value on December 28, 2014 and at 175% of face value on March 31, 2014. See Note 11 for further details.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at December 28, 2014 and March 31, 2014 were as follows:

	December 28, 2014				March 31, 2014
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$168		$168		$113		$113
Financial liabilities:
Convertible Notes	$168,800	(2)	$265,290	(3)	$162,887	(2)	$301,875	(3)
Derivatives (1)	6,437		6,437		2,371		2,371

(1)	Represents lead and foreign currency hedges.

(2)
The carrying amounts of the Convertible Notes at December 28, 2014 and March 31, 2014 represent the $172,266 and $172,500 principal balance, less the unamortized debt discount (see Note 11 for further details).

(3)
The fair value amounts of the Convertible Notes at December 28, 2014 and March 31, 2014 represent the trading values of the Convertible Notes with a principal balance of $172,266 and $172,500, respectively.

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
Derivatives in Cash Flow Hedging Relationships
Lead Hedge Forward Contracts
The Company enters into lead hedge forward contracts to fix the price for a portion of its lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at December 28, 2014 and March 31, 2014 were 102.9 million pounds and 89.9 million pounds, respectively.
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of December 28, 2014 and March 31, 2014, the Company had entered into a total of $86,599 and $70,332, respectively, of such contracts.
In the coming twelve months, the Company anticipates that $7,812 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the statement of income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.
Derivatives not Designated in Hedging Relationships
Foreign Currency Forward Contracts
The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of December 28, 2014 and March 31, 2014, the notional amount of these contracts was $31,888 and $22,461, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:
Fair Value of Derivative Instruments
December 28, 2014 and March 31, 2014

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	December 28, 2014	March 31, 2014	December 28, 2014	March 31, 2014
Prepaid and other current assets
Foreign currency forward contracts	$396	$12	$—	$101
Total assets	$396	$12	$—	$101
Accrued expenses
Lead hedge forward contracts	$6,437	$2,371	$—	$—
Foreign currency forward contracts	—	—	228	—
Total liabilities	$6,437	$2,371	$228	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 28, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(5,898)	Cost of goods sold	$1,554
Foreign currency forward contracts	32	Cost of goods sold	920
Total	$(5,866)		$2,474

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(232)
Total		$(232)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 29, 2013

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$2,657	Cost of goods sold	$1,293
Foreign currency forward contracts	644	Cost of goods sold	225
Total	$3,301		$1,518

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$124
Total		$124

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 28, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(6,158)	Cost of goods sold	$(121)
Foreign currency forward contracts	2,756	Cost of goods sold	992
Total	$(3,402)		$871

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$132
Total		$132
The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 29, 2013

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$4,781	Cost of goods sold	$(322)
Foreign currency forward contracts	(454)	Cost of goods sold	(777)
Total	$4,327		$(1,099)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(56)
Total		$(56)

7. Income Taxes
The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarters of fiscal 2015 and 2014 were based on the estimated effective tax rates applicable for the full years ending March 31, 2015 and March 31, 2014, respectively, after giving effect to items specifically related to the interim periods. The Company’s corporate effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of the Company's consolidated income before taxes.
The worldwide effective income tax rates for the third quarters of fiscal 2015 and 2014 were 23.6% and (13.5)%, respectively, and 26.0% and 15.5%, respectively, for the nine months of fiscal 2015 and 2014. The rate increase in the third quarter and the nine months of fiscal 2015 compared to the prior year periods is primarily due to the reversal in the third quarter of fiscal 2014 of a previously recognized deferred tax valuation allowance related to one of the Company's foreign subsidiaries of $24,925 and changes in the mix of earnings among tax jurisdictions. The valuation allowance was reversed as a direct result of a restructuring of manufacturing operations in EMEA that resulted in a change in the jurisdictions in which future taxable income would be earned and recognized. Specifically, the Company analyzed its European operations and capacity compared to expected market demands and considered the possibility of shutting down or reducing manufacturing operations in various European subsidiaries. In connection with the preparation and review of the financial statements for the third quarter of fiscal 2014, the Company approved a restructuring of its Bulgarian manufacturing operations. As part of the Bulgarian restructuring, motive power and certain reserve power battery manufacturing operations were transferred to other European subsidiaries, including one subsidiary for which a valuation allowance was recorded against its deferred tax assets. As a result of the planned expansion of manufacturing operations at this European subsidiary, the Company concluded that future forecasted taxable income was now sufficient to reverse the valuation allowance.
Foreign income as a percentage of worldwide income is estimated to be 56% for the nine months of fiscal 2015 compared to 45% for the nine months of fiscal 2014. The foreign effective income tax rate for the nine months of fiscal 2015 and 2014 were 14.7% and (6.8)%, respectively. The rate increase compared to the prior year period is primarily due to the reversal of a previously recognized deferred tax valuation allowance referred to above and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

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

	Quarter ended		Nine months ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Balance at beginning of period	$40,518	$41,524	$40,426	$42,591
Current period provisions	4,083	4,326	13,700	14,057
Costs incurred	(3,706)	(5,132)	(12,171)	(17,448)
Warranty reserves of acquired businesses	—	2,339	—	2,339
Foreign currency translation adjustment	(612)	107	(1,672)	1,625
Balance at end of period	$40,283	$43,164	$40,283	$43,164

9. Commitments, Contingencies and Litigation
Litigation and Other Legal Matters
The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial position, results of operations, or cash flows.

Altergy
In the fourth quarter of fiscal 2014, the Company recorded a $58,184 legal proceedings charge in connection with an adverse arbitration result involving disputes between the Company's wholly-owned subsidiary, EnerSys Delaware Inc. (“EDI”), and Altergy Systems (“Altergy”). EDI and Altergy were parties to a Supply and Distribution Agreement (the “SDA”) pursuant to which EDI was, among other things, granted the exclusive right to distribute and sell certain fuel cell products manufactured by Altergy for various applications throughout the United States. Commencing in 2011, various disputes arose and, because of the mandatory arbitration provision in the SDA, the parties moved forward with arbitration in August 2013.
After discovery, a hearing and post-hearing submissions by each party, on May 13, 2014, the arbitration panel issued an award in favor of Altergy. As a result, the arbitration panel concluded that Altergy should recover $58,184 in net money damages from EDI.
 On August 12, 2014, EDI, on behalf of itself and its affiliates, entered into a binding term sheet with Altergy that resolved the outstanding legal challenges related to this award. In accordance with the term sheet, in September 2014, EDI and Altergy entered into (a) a settlement agreement and release of claims pursuant to which EDI paid Altergy $40,000 in settlement of this award, a separate proceeding related to certain rights of EDI as a shareholder of Altergy and related litigations and the parties granted the other a release and (b) a stock purchase agreement pursuant to which Altergy paid EDI $2,000 to purchase EDI’s entire equity interest in Altergy. On September 16, 2014, courts in the respective jurisdictions had issued orders ending all of the ongoing litigation between EDI and Altergy. Since the full amount of the initial award of $58,184 was recorded in the fourth quarter of fiscal 2014, the Company reversed approximately $16,233, net of professional fees, from this previously recorded legal proceedings charge during the second quarter of fiscal 2015. The Company also included the $2,000 received in exchange for its equity interest in Altergy in the Consolidated Condensed Statements of Income in Other (income) expense, net during the second quarter of fiscal 2015. The Company had previously written off the carrying value of the investment of $5,000 in the third quarter of fiscal 2014.
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
The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and is separate from the Company’s current metal fabrication facility in Sumter. The Company has established a reserve for this facility. As of December 28, 2014 and March 31, 2014, the reserves related to this facility were $2,902 and $2,915, respectively. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.

Lead Contracts
To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at December 28, 2014 and March 31, 2014, the Company has hedged the price to purchase 102.9 million pounds and 89.9 million pounds of lead, respectively, for a total purchase price of $94,206 and $86,494, respectively.
Foreign Currency Forward Contracts
The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and purchased option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $118,487 and $92,793, respectively, of foreign currency forward and purchased option contracts with financial institutions as of December 28, 2014 and March 31, 2014.

10. Restructuring and Other Exit Charges

Restructuring Plans
During fiscal 2013, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,000, primarily from cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately 140 employees upon completion. The Company recorded restructuring charges of $6,463 through fiscal 2014, consisting of non-cash charges of $1,399 and cash charges of $5,064 and recorded an additional charge of $286 during the nine months of fiscal 2015. The Company incurred $3,700 of costs against the accrual through fiscal 2014, and incurred $1,466 in costs against the accrual during the nine months of fiscal 2015. As of December 28, 2014, the reserve balance associated with these actions is $202. The Company expects to be committed to an additional $300 of restructuring charges in fiscal 2015 related to these actions, and expects to complete the program during fiscal 2015.
During fiscal 2014, the Company announced further restructuring programs to improve the efficiency of its manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consists of the transfer of motive power and a portion of reserve power battery manufacturing to the Company's facilities in Western Europe. The Company estimates that the total charges for all actions announced during fiscal 2014 will amount to approximately $23,700, primarily from non-cash charges related to the write-off of fixed assets and inventory of $11,000, along with cash charges for employee severance-related payments and other charges of $12,700. The Company estimates that these actions will result in the reduction of approximately 500 employees upon completion. During fiscal 2014, the Company recorded restructuring charges of $19,039 consisting of non-cash charges of $10,089 related to the write-off of fixed assets and inventory, and cash charges of $8,950 related to employee severance. During the nine months of fiscal 2015, the Company recorded an additional charge of $2,812 consisting of non-cash charges of $644 related to the write-off of inventory, and $2,168 related to other cash charges. During fiscal 2014, the Company incurred $2,130 in costs against the accrual and incurred an additional $7,167 against the accrual during the nine months of fiscal 2015. As of December 28, 2014, the reserve balance associated with these actions is $1,742. The Company expects to be committed to an additional $600 of restructuring charges in fiscal 2015 related to these actions, comprising of $300 in severance and other charges and $300 in non-cash charges. The Company expects to be committed to an additional $1,200 of cash severance and other charges in fiscal 2016 when it expects to complete the program.

During the third quarter of fiscal 2015, the Company announced a restructuring related to its manufacturing facility located in Jiangdu, the People’s Republic of China ("PRC"), pursuant to which the Company transferred a significant portion of the manufacturing at that location to its other facilities in PRC, as part of an expected closure of the Jiangdu facility in fiscal 2016. The remaining production at Jiangdu is expected to be transferred to other facilities in the PRC. The Company recorded restructuring charges of $1,874 during the third quarter of fiscal 2015 consisting of cash charges for employee severance-related payments associated with approximately 200 employees, all of which were paid in the third quarter of fiscal 2015.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2014	$7,312	$1,102	$8,414
Accrued	3,618	710	4,328
Costs incurred	(9,857)	(650)	(10,507)
Foreign currency impact and other	(119)	(172)	(291)
Balance as of December 28, 2014	$954	$990	$1,944

Other Exit Charges

During the nine months of fiscal 2015, the Company recorded cash exit charges of $1,104 related to certain operations in Europe.

11. Debt
The following summarizes the Company’s long-term debt including capital lease obligations as of December 28, 2014 and March 31, 2014:

	December 28, 2014	March 31, 2014
3.375% Convertible Notes, net of discount, due 2038	$168,800	$162,887
2011 Credit Facility, due 2018	330,000	125,000
Capital lease obligations and other	364	599
	499,164	288,486
Less current portion	303	354
Total long-term debt and capital lease obligations	$498,861	$288,132
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
The Convertible Notes will continue to be convertible from January 1, 2015 through February 27, 2015 as provided in the indenture under which the Convertible Notes were issued because the last sale price of EnerSys’ common stock price for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the calendar quarter ended December 31, 2014 exceeded 130% of the conversion price per share of EnerSys’ common stock on such trading day. Thereafter, holders of the Convertible Notes shall have the right to convert all or any portion of the Convertible Notes at the applicable conversion rate at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date of June 1, 2038. The Company notified the trustee and the holders of the Convertible Notes that the conversion rate as of January 1, 2015 was 25.0416 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes due to the cumulative impact of cash dividends paid on the Company's common stock, which conversion rate may be adjusted in accordance with the terms of the Convertible Notes and the indenture under which the Convertible Notes were issued.
Upon conversion of the Convertible Notes, as permitted by the terms of the Convertible Notes and the indenture under which the Convertible Notes were issued, the Company may settle conversions (i) entirely in shares of its common stock, (ii) entirely in cash, or (iii) (a) in cash for the accreted principal amount of the Convertible Notes and (b) shares of its common stock, or cash and shares of its common stock, for the excess, if any, of the conversion value above the accreted principal amount.
It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration in cash, shares of the Company's common stock or a combination of cash and shares.
The carrying value of the Convertible Notes of $168,800 continues to be reported as long-term debt on the Consolidated Condensed Balance Sheet as of December 28, 2014 as the Company intends to draw on the 2011 Credit Facility to settle, at a minimum, the principal amount of any such conversions in cash. No gain or loss was recognized when the Convertible Notes became convertible.
In addition, upon becoming convertible, a portion of the equity component that was recorded upon the issuance of the Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Consolidated Condensed Balance Sheet. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. As the holders of the Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the Convertible Notes, the reclassification into temporary equity as of December 28, 2014 was $3,466 based on the Convertible Notes principal of $172,266 and the carrying value of $168,800. If the Convertible Notes are settled during the fourth quarter of fiscal 2015, an amount equal to the fair value of the liability component immediately prior to the settlement will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction of EnerSys stockholders’ equity, including the amount classified as temporary equity.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the Convertible Notes as of December 28, 2014 and March 31, 2014:

	December 28, 2014	March 31, 2014
Principal	$172,266	$172,500
Unamortized discount	(3,466)	(9,613)
Net carrying amount	$168,800	$162,887
As of December 28, 2014, the remaining discount will be amortized over a period of 5 months. The conversion price of the $172,266 in aggregate principal amount of the Convertible Notes as of January 1, 2015, equated to $39.93 per share and the number of shares on which the aggregate consideration is to be delivered upon conversion is 4,314,200.
The effective interest rate on the liability component of the Convertible Notes is 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $2,092 and $1,923, respectively, during the quarters ended December 28, 2014 and December 29, 2013 and was $6,147 and $5,650, respectively, during the nine months ended December 28, 2014 and December 29, 2013.
2011 Credit Facility
The Company is party to a $350,000 senior secured revolving credit facility (as amended, “2011 Credit Facility”) and, on July 8, 2014, amended the credit facility while also entering into an Incremental Commitment Agreement pursuant to which certain banks agreed to provide incremental term loan commitments of $150,000 and incremental revolving commitments of $150,000. Pursuant to these changes, the 2011 Credit Facility is now comprised of a $500,000 senior secured revolving credit facility and a $150,000 senior secured incremental term loan (the "Term Loan") which matures on September 30, 2018. The Term Loan is payable in quarterly installments of $1,875 beginning June 30, 2015 and $3,750 beginning June 30, 2016 with a final payment of $108,750 on September 30, 2018. The 2011 Credit Facility may be increased by an aggregate amount of $300,000 in revolving commitments and/or one or more new tranches of term loans, under certain conditions. Both revolving loans and the Term loan under the 2011 Credit Facility will bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus between 1.25% and 1.75% (based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which is the highest of (a) the Bank of America prime rate, and (b) the Federal Funds Effective Rate) plus between 0.25% and 0.75% (based on the Company’s consolidated net leverage ratio).
As of December 28, 2014, the Company had $180,000 outstanding in revolver borrowings and $150,000 under its term loan borrowings.
Short-Term Debt
As of December 28, 2014 and March 31, 2014, the Company had $14,375 and $33,814, respectively, of short-term borrowings. The weighted-average interest rates on these borrowings were approximately 15% and 7%, respectively.
Available Lines of Credit
As of December 28, 2014 and March 31, 2014, the Company had available and undrawn, under all its lines of credit, $472,325 and $360,275, respectively, including $154,125 and $136,525, of uncommitted lines of credit as of December 28, 2014 and March 31, 2014, respectively.
As of December 28, 2014 and March 31, 2014, the Company had $3,965 and $1,653, respectively, of standby letters of credit.

12. Retirement Plans
The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Service cost	$96	$84	$189	$211
Interest cost	168	153	624	614
Expected return on plan assets	(223)	(200)	(551)	(544)
Amortization and deferral	64	106	166	109
Net periodic benefit cost	$105	$143	$428	$390

	United States Plans		International Plans
	Nine months ended		Nine months ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Service cost	$300	$265	$602	$617
Interest cost	505	465	1,966	1,790
Expected return on plan assets	(666)	(597)	(1,724)	(1,580)
Amortization and deferral	238	373	518	320
Net periodic benefit cost	$377	$506	$1,362	$1,147

13. Stock-Based Compensation
As of December 28, 2014, the Company maintains the EnerSys 2010 Equity Incentive Plan, as amended (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various types of equity awards including nonqualified stock options, restricted stock, restricted stock units, market share units and other forms of stock-based compensation.
The Company recognized stock-based compensation expense associated with its equity incentive plans of $4,280 for the third quarter of fiscal 2015 and $4,594 for the third quarter of fiscal 2014. Stock-based compensation expense was $21,339 for the nine months of fiscal 2015 and $12,186 for the nine months of fiscal 2014. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards, except for awards issued to certain retirement-eligible participants, which are expensed on an accelerated basis.
During the nine months ended December 28, 2014, the Company granted to non-employee directors 17,356 restricted stock units, pursuant to the EnerSys Deferred Compensation Plan for Non-Employee Directors.
During the nine months ended December 28, 2014, the Company granted to management and other key employees 76,512 non-qualified stock options that vest three years from the date of grant, 118,312 restricted stock units that vest 25% each year over four years from the date of grant, and 152,300 performance-based market share units that vest three years from the date of grant.
Common stock activity during the nine months ended December 28, 2014 included the vesting of 184,222 restricted stock units and 384,448 market share units and exercise of 23,368 stock options.
As of December 28, 2014, there were 119,317 non-qualified stock options, 511,909 restricted stock units and 614,539 market share units outstanding.

14. Stockholders’ Equity and Noncontrolling Interests
Common Stock
The following demonstrates the change in the number of shares of common stock outstanding during the nine months ended December 28, 2014:

Shares outstanding as of March 31, 2014	46,942,126
Purchase of treasury stock	(2,788,597)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	382,541

Shares outstanding as of December 28, 2014	44,536,070

Treasury Stock
During the nine months ended December 28, 2014, the Company purchased 2,788,597 shares of its common stock for $176,028. At December 28, 2014 and March 31, 2014, the Company held 9,109,819 shares and 6,321,222 shares as treasury stock, respectively.
Accumulated Other Comprehensive Income ("AOCI")
The components of AOCI, net of tax, as of December 28, 2014 and March 31, 2014, are as follows:

	March 31, 2014	Before Reclassifications	Amounts Reclassified from AOCI	December 28, 2014
Pension funded status adjustment	$(15,207)	$—	$521	$(14,686)
Net unrealized (loss) gain on derivative instruments	(2,253)	(2,150)	(551)	(4,954)
Foreign currency translation adjustment	85,305	(94,946)	—	(9,641)
Accumulated other comprehensive income (loss)	$67,845	$(97,096)	$(30)	$(29,281)

The following table presents reclassifications from AOCI during the third quarter ended December 28, 2014:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(2,474)	Cost of goods sold
Tax expense	912
Net unrealized gain on derivative instruments, net of tax	$(1,562)

Defined benefit pension costs:
Prior service costs and deferrals	$230	Net periodic benefit cost, included in cost of goods sold and Operating expenses - See Note 12
Tax benefit	(75)
Net periodic benefit cost, net of tax	$155

The following table presents reclassifications from AOCI during the nine months ended December 28, 2014:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(871)	Cost of goods sold
Tax expense	320
Net unrealized gain on derivative instruments, net of tax	$(551)

Defined benefit pension costs:
Prior service costs and deferrals	$756	Net periodic benefit cost, included in cost of goods sold and Operating expenses - See Note 12
Tax benefit	(235)
Net periodic benefit cost, net of tax	$521

The following table presents reclassifications from AOCI during the third quarter ended December 29, 2013:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(1,518)	Cost of goods sold
Tax expense	563
Net unrealized gain on derivative instruments, net of tax	$(955)

Defined benefit pension costs:
Prior service costs and deferrals	$215	Net periodic benefit cost, included in cost of goods sold and Operating expenses - See Note 12
Tax benefit	(63)
Net periodic benefit cost, net of tax	$152

The following table presents reclassifications from AOCI during the nine months ended December 29, 2013:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,099	Cost of goods sold
Tax benefit	(408)
Net unrealized loss on derivative instruments, net of tax	$691

Defined benefit pension costs:
Prior service costs and deferrals	$693	Net periodic benefit cost, included in cost of goods sold and Operating expenses - See Note 12
Tax benefit	(225)
Net periodic benefit cost, net of tax	$468

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the nine months ended December 28, 2014:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2014	$1,246,402	$5,887	$1,252,289
Total comprehensive income:
Net earnings	154,737	79	154,816
Net unrealized loss on derivative instruments, net of tax	(2,701)	—	(2,701)
Pension funded status adjustment, net of tax	521	—	521
Foreign currency translation adjustment	(94,946)	(303)	(95,249)
Total other comprehensive income (loss), net of tax	(97,126)	(303)	(97,429)
Total comprehensive income (loss)	57,611	(224)	57,387
Other changes in equity:
Purchase of treasury stock	(176,028)	—	(176,028)
Cash dividends - common stock ($0.525 per share)	(24,021)	—	(24,021)
Reclassification of redeemable equity component of Convertible Notes	6,147	—	6,147
Other, including activity related to equity awards	12,027	—	12,027
Balance as of December 28, 2014	$1,122,138	$5,663	$1,127,801

The following demonstrates the change in redeemable noncontrolling interests during the nine months ended December 28, 2014:

Redeemable Noncontrolling Interests
Balance as of March 31, 2014	$8,047
Net earnings	180
Foreign currency translation adjustment	(691)
Balance as of December 28, 2014	$7,536

15. Earnings Per Share
The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Nine months ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net earnings attributable to EnerSys stockholders	$49,252	$55,300	$154,737	$137,486
Weighted-average number of common shares outstanding:
Basic	45,188,942	47,351,750	46,073,961	47,598,076
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	791,739	1,190,816	898,436	940,721
Convertible Notes	1,387,492	1,672,216	1,571,499	1,103,051
Diluted weighted-average number of common shares outstanding	47,368,173	50,214,782	48,543,896	49,641,848
Basic earnings per common share attributable to EnerSys stockholders	$1.09	$1.17	$3.36	$2.89
Diluted earnings per common share attributable to EnerSys stockholders	$1.04	$1.10	$3.19	$2.77
Anti-dilutive equity awards not included in diluted weighted-average common shares	—	—	138	8,881
The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes, as of December 28, 2014, is 4,314,200. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any additional conversion consideration ("conversion premium") in cash, shares of the Company’s common stock or a combination of cash and shares. During the third quarter of fiscal 2015, the average price of the Company's common stock of $64.17 per share exceeded the conversion price of $39.93 per share on the Convertible Notes. For the current quarter and nine months ended December 28, 2014, 1,387,492 shares and 1,571,499 shares, respectively, relating to the conversion premium on the Convertible Notes were included in the diluted earnings per share using the "if converted" method.

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
Summarized financial information related to the Company's reportable segments for the quarters and nine months ended December 28, 2014 and December 29, 2013 is shown below:

	Quarter ended		Nine months ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net sales by segment to unaffiliated customers
Americas	$314,263	$326,932	$978,376	$930,238
EMEA	242,345	251,273	717,620	705,614
Asia	54,970	64,826	179,619	173,323
Total net sales	$611,578	$643,031	$1,875,615	$1,809,175
Net sales by product line
Reserve power	$306,989	$328,787	$933,888	$901,100
Motive power	304,589	314,244	941,727	908,075
Total net sales	$611,578	$643,031	$1,875,615	$1,809,175
Intersegment sales
Americas	$11,657	$7,360	$31,552	$25,629
EMEA	16,433	20,119	51,324	56,692
Asia	6,560	5,138	27,144	22,901
Total intersegment sales (1)	$34,650	$32,617	$110,020	$105,222
Operating earnings by segment
Americas	$40,884	$48,484	$120,751	$133,352
EMEA	27,805	21,367	79,845	52,693
Asia	2,431	7,188	9,672	16,147
Restructuring and other exit charges - EMEA	(563)	(12,762)	(4,202)	(14,302)
Restructuring charges - Asia	(1,874)	(158)	(1,874)	(158)
Reversal of legal accrual, net of fees - Americas	—	—	16,233	—
Goodwill impairment - Asia	—	(5,179)	—	(5,179)
Total operating earnings (2)	$68,683	$58,940	$220,425	$182,553

(1)	Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

17. Subsequent Events
On January 29, 2015, the Company announced the declaration of a quarterly cash dividend of $0.175 per share of common stock to be paid on March 27, 2015, to stockholders of record as of March 13, 2015.

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
Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw materials in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in our products;

•	risks involved in our operations such as disruption of markets, changes in import and export laws, environmental regulations, currency restrictions and local currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	litigation and regulatory proceedings to which we might be subject;

•	changes in our market share in the geographic business segments where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, manufacturing expansion and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

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

Economic Climate
Recent indicators continue to suggest a mixed trend in economic activity among our different geographical regions. Economic activity continues to strengthen in North America while South America and EMEA are experiencing limited growth. Our Asia region is experiencing the fastest growth of any region in which we do business.
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

Customer Pricing
Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the third quarter of fiscal 2015, our selling prices remained relatively flat, compared to the comparable prior year period.
Liquidity and Capital Resources
Our capital structure and liquidity remain strong. We amended our 2011 Credit Facility during the second quarter of fiscal 2015 to provide additional liquidity for flexibility in funding the expected conversion of the Convertible Notes in fiscal 2016. As of December 28, 2014, we had $280.0 million of cash and cash equivalents and $472 million undrawn and available under all our lines of credit, including approximately $154 million of uncommitted credit lines. A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.
The Convertible Notes became convertible at the option of the holders effective January 2, 2014 and continue to remain convertible until the close of business on the scheduled trading day immediately preceding the maturity date of June 1, 2038, as described in Note 11. If the Convertible Notes holders elect to exercise their conversion rights, we expect to pay the principal amount by drawing on our 2011 Credit Facility and, at our election, issue shares or pay cash for any remaining value. Beginning on June 6, 2015, we may redeem any or all of the Convertible Notes in cash at a redemption price equal to 100% of the accreted principal amount of the Convertible Notes being redeemed, plus accrued and unpaid interest.
Other than the 2011 Credit Facility and the Convertible Notes, we have no other significant amount of long-term debt maturing in the near future.
We believe that our strong capital structure and liquidity affords us access to capital for future acquisition and stock repurchase opportunities and continued dividend payments.

Results of Operations
Net Sales

	Quarter ended December 28, 2014		Quarter ended December 29, 2013		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$314.3	51.4%	$327.0	50.8%	$(12.7)	(3.9)%
EMEA	242.3	39.6	251.3	39.1	(9.0)	(3.6)
Asia	55.0	9.0	64.8	10.1	(9.8)	(15.2)
Total net sales	$611.6	100.0%	$643.1	100.0%	$(31.5)	(4.9)%

	Nine months ended December 28, 2014		Nine months ended December 29, 2013		Increase (Decrease)
Year to Date by segment	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$978.4	52.2%	$930.3	51.4%	$48.1	5.2%
EMEA	717.6	38.3	705.6	39.0	12.0	1.7
Asia	179.6	9.5	173.3	9.6	6.3	3.6
Total net sales	$1,875.6	100.0%	$1,809.2	100.0%	$66.4	3.7%

Net sales decreased $31.5 million or 4.9% in the third quarter of fiscal 2015 from the comparable period in fiscal 2014. This decrease for the quarter was the result of a 6% decrease due to foreign currency translation impact and a 2% decrease in organic volume partially offset by a 2% increase due to acquisitions and a 1% increase due to pricing.

Net sales increased $66.4 million or 3.7% in the nine months of fiscal 2015 from the comparable period in fiscal 2014. This increase for the nine months was the result of a 5% increase due to acquisitions and a 1% increase in organic volume, partially offset by a 2% decrease due foreign currency translation impact.

Segment sales
The Americas segment’s net sales decreased $12.7 million or 3.9% in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014, primarily due to a decrease of approximately 3% and 2% in organic volume and foreign currency translation impact, respectively, partially offset by a 1% increase due to acquisitions. Net sales increased $48.1 million or 5.2% in the nine months of fiscal 2015, as compared to the nine months of fiscal 2014, primarily due to an increase of approximately 6% due to acquisitions and 1% due to organic volume, partially offset by a 1% decrease each in pricing and foreign currency translation impact.
The EMEA segment’s net sales decreased $9.0 million or 3.6% in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014, primarily due to a decrease of approximately 11% due to foreign currency translation impact partially offset by a 6% and 1% increase in organic volume and pricing, respectively. Net sales increased $12.0 million or 1.7% in the nine months of fiscal 2015, as compared to the nine months of fiscal 2014, primarily due to an increase of approximately 4% due to organic volume and a 1% increase in pricing, partially offset by a 3% decrease due to foreign currency translation impact.
The Asia segment’s net sales decreased $9.8 million or 15.2% in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014, primarily due to a decrease in organic volume and foreign currency translation impact of 26% and 3%, respectively, partially offset by a 14% increase due to acquisitions. Net sales increased $6.3 million or 3.6% in the nine months of fiscal 2015, as compared to the nine months of fiscal 2014, primarily due to an increase of approximately 18% due to acquisitions and a 1% increase due to pricing, partially offset by a decrease of 13% in organic volume and a 2% decrease due to foreign currency translation impact. The decrease in Asia's organic volume is primarily due to lower sales to a major Chinese telecommunication company under a new tender program pursuant to which we participated at a lower volume.
Product line sales

	Quarter ended December 28, 2014		Quarter ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$307.0	50.2%	$328.8	51.1%	$(21.8)	(6.6)%
Motive power	304.6	49.8	314.3	48.9	(9.7)	(3.1)
Total net sales	$611.6	100.0%	$643.1	100.0%	$(31.5)	(4.9)%

	Nine months ended December 28, 2014		Nine months ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$933.9	49.8%	$901.1	49.8%	$32.8	3.6%
Motive power	941.7	50.2	908.1	50.2	33.6	3.7
Total net sales	$1,875.6	100.0%	$1,809.2	100.0%	$66.4	3.7%

Net sales of our reserve power products in the third quarter of fiscal 2015 decreased $21.8 million or 6.6% compared to the third quarter of fiscal 2014. The decrease was primarily due to foreign currency translation impact of 5% and organic volume decrease of 3% offset partially by a 1% increase due to acquisitions. Net sales increased $32.8 million or 3.6% in the nine months of fiscal 2015, as compared to the nine months of fiscal 2014, primarily due to an increase of approximately 7% due to acquisitions partially offset by a 2% decrease due to foreign currency translation impact and a combined 1% increase due to organic volume and pricing.
Net sales of our motive power products in the third quarter of fiscal 2015 decreased by $9.7 million or 3.1% compared to the third quarter of fiscal 2014. The decrease was primarily due to foreign currency translation impact of 6% offset partially by a 2% increase in acquisitions and a 1% increase due to pricing. Net sales increased $33.6 million or 3.7% in the nine months of fiscal 2015, as compared to the nine months of fiscal 2014. Organic volume, acquisitions and pricing contributed 3%, 2% and 1%, respectively, to this improvement and was partially offset by a 2% decrease due to foreign currency translation.

Gross Profit

	Quarter ended December 28, 2014		Quarter ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$157.3	25.7%	$167.2	26.0%	$(9.9)	(5.9)%

	Nine months ended December 28, 2014		Nine months ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$482.4	25.7%	$451.6	25.0%	$30.8	6.8%

Gross profit decreased $9.9 million or 5.9% in the third quarter of fiscal 2015 but increased $30.8 million or 6.8% in the nine months of fiscal 2015 compared to the comparable prior year periods. Gross profit, as a percentage of net sales, decreased 30 basis points in the third quarter but increased 70 basis points in the nine months when compared to the comparable prior year periods. The decrease in the current quarter is primarily attributable to lower organic volume and higher commodity costs and the increase in the nine months compared to the prior year periods is primarily attributed to higher organic volume, lower commodity costs and favorable mix combined with the benefits of restructuring programs in EMEA.

Operating Items

	Quarter ended December 28, 2014		Quarter ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$86.2	14.1%	$90.1	14.0%	$(3.9)	(4.4)%
Restructuring and other exit charges	$2.4	0.4%	$13.0	2.0%	$(10.6)	(81.1)%
Goodwill impairment charge	$—	—%	$5.2	0.8%	$(5.2)	NM

	Nine months ended December 28, 2014		Nine months ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$272.2	14.5%	$249.4	13.8%	$22.8	9.1%
Restructuring and other exit charges	$6.0	0.3%	$14.5	0.8%	$(8.5)	(58.0)%
Reversal of legal accrual, net of fees	$(16.2)	(0.9)%	$—	—%	$(16.2)	NM
Goodwill impairment charge	$—	—%	$5.2	0.3%	$(5.2)	NM
NM = not meaningful
Operating expenses as a percentage of net sales increased 10 basis points and 70 basis points in the third quarter and nine months of fiscal 2015, respectively, compared to the comparable prior year periods of fiscal 2014. Operating expenses, excluding the effect of foreign currency translation, increased $0.3 million or 0.4% in the third quarter of fiscal 2015 and increased $27.6 million or 11.1% in the nine months of fiscal 2015 compared to the comparable prior year periods of fiscal 2014. The increase in operating expenses in both the third quarter and nine months is primarily due to acquisitions and acquisition related fees, stock-based compensation, implementation costs for a new ERP system in the Americas, and payroll related expenses. Selling expenses, our main component of operating expenses, were 56.8% and 55.0% of total operating expenses in the third quarter and nine months of fiscal 2015, respectively, compared to 55.4% and 57.5% of total operating expenses in the third quarter and nine months of fiscal 2014, respectively.
Restructuring and other exit charges
Included in our third quarter and nine months of fiscal 2015 operating results are restructuring and other exit charges in EMEA of $0.5 million and $4.1million, respectively, and restructuring charges of $1.9 million in the third quarter and nine months in Asia. Included in our third quarter and nine months of fiscal 2014 are $13.0 million and $14.5 million of restructuring charges, respectively, primarily for staff reductions and write-off of fixed assets and inventory in EMEA and relocating our motive power and a portion of our reserve power manufacturing from Bulgaria to our facilities in Western Europe.

Reversal of legal accrual, net of fees
Included in the nine months of fiscal 2015 operating results is a reversal of legal accrual, net of fees, of $16.2 million relating to the final settlement of the Altergy matter. See Note 9 for more details.
Goodwill impairment charge
During the third quarter of fiscal 2014, we determined that the fair value of our subsidiary in India, which was acquired in fiscal 2012, was less than its carrying amount based on our analysis of the estimated future expected cash flows we anticipated from the operations of this subsidiary. Accordingly, we recorded a non-cash charge of $5,179 for goodwill impairment relating to this subsidiary. See critical Accounting Policies and Estimates for a further discussion on our valuation approach and methodology and significant assumptions used in our goodwill impairment testing.

Operating Earnings

	Quarter ended December 28, 2014		Quarter ended December 29, 2013		Increase (Decrease)
Current quarter by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$40.9	13.0%	$48.5	14.8%	$(7.6)	(15.7)%
EMEA	27.8	11.5	21.4	8.5	6.4	30.1
Asia	2.4	4.4	7.2	11.1	(4.8)	(66.2)
Subtotal	71.1	11.6	77.1	12.0	(6.0)	(7.7)
Restructuring charges - EMEA	(0.5)	(0.2)	(12.8)	(5.1)	12.3	(95.6)
Restructuring charges - Asia	(1.9)	(3.4)	(0.2)	(0.2)	(1.7)	NM
Goodwill impairment charge - Asia	—	—	(5.2)	(8.0)	5.2	NM
Total operating earnings	$68.7	11.2%	$58.9	9.2%	$9.8	16.5%

	Nine months ended December 28, 2014		Nine months ended December 29, 2013		Increase (Decrease)
Year to date by segment	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$120.8	12.3%	$133.4	14.3%	$(12.6)	(9.4)%
EMEA	79.8	11.1	52.7	7.5	27.1	51.5
Asia	9.6	5.4	16.1	9.3	(6.5)	(40.1)
Subtotal	210.2	11.2	202.2	11.2	8.0	4.0
Restructuring and other exit charges - EMEA	(4.1)	(0.6)	(14.3)	(2.0)	10.2	(70.6)
Restructuring charges - Asia	(1.9)	(1.0)	(0.2)	(0.1)	(1.7)	NM
Reversal of legal accrual, net of fees - Americas	16.2	1.7	—	—	16.2	NM
Goodwill impairment charge - Asia	—	—	(5.2)	(3.0)	5.2	NM
Total operating earnings	$220.4	11.8%	$182.5	10.1%	$37.9	20.8%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.
NM = not meaningful

Operating earnings increased $9.8 million or 16.5% in the third quarter and increased $37.9 million or 20.8% in the nine months of fiscal 2015 compared to the third quarter and nine months of fiscal 2014. Operating earnings, as a percentage of net sales, increased 200 basis points in the third quarter of fiscal 2015 and increased 170 basis points in the nine months of fiscal 2015 when compared to the third quarter and nine months of fiscal 2014.
The Americas segment had a decrease in operating earnings in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, with the operating margin decreasing 180 basis points to 13.0%. The third quarter of fiscal 2014 was a strong quarter for the Americas due to favorable product mix. Operating earnings decreased in the nine months of fiscal 2015 in comparison to the comparable period in the prior year, with the operating margin decreasing 200 basis points to 12.3%. This decrease in the third quarter and nine months of fiscal 2015 compared to the comparable prior year periods is attributable to lower pricing for a single customer, our recent acquisition of Purcell, which has not delivered the accretion we had expected by this time, due primarily to the delay in capital spending in their enclosure programs by a large customer, stock-based compensation and implementation costs relating to a new ERP system.
The EMEA segment's operating earnings, excluding restructuring charges discussed above, increased in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, with the operating margin increasing 300 basis points to 11.5%. Operating earnings increased in the nine months of fiscal 2015 in comparison to the comparable period in the prior year, with the operating margin increasing 360 basis points to 11.1%. This improvement in EMEA earnings primarily reflects improved market segment mix across the business, 4G expansion, strong reserve power demand in emerging markets and shifts to our premium Thin Plate Pure Lead solutions, further amplified by the execution of our restructuring programs.
Operating earnings decreased in the Asia segment in the third quarter and in the nine months of fiscal 2015 compared to the comparable prior year periods of fiscal 2014, with the operating margin decreasing by 670 basis points and 390 basis points, respectively, in the current quarter and nine months to 4.4% and 5.4%, respectively, primarily due to costs associated with a temporary shut down at one of our plants in the People's Republic of China ("PRC"), reduction in telecom sales in PRC and adverse impact of currency translation in Australia and Japan.

Interest Expense

	Quarter ended December 28, 2014		Quarter ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$5.0	0.8%	$4.6	0.7%	$0.4	7.6%

	Nine months ended December 28, 2014		Nine months ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$14.2	0.8%	$13.0	0.7%	$1.2	9.3%

Interest expense of $5.0 million in the third quarter of fiscal 2015 (net of interest income of $0.2 million) was $0.4 million higher than the interest expense of $4.6 million in the third quarter of fiscal 2014 (net of interest income of $0.3 million). Interest expense of $14.2 million in the nine months of fiscal 2015 (net of interest income of $0.8 million) was $1.2 million higher than the interest expense of $13.0 million in the nine months of fiscal 2014 (net of interest income of $0.7 million).

The increase in interest expense in the third quarter and nine months of fiscal 2015 compared to the comparable prior year periods of fiscal 2014 is primarily due to higher average debt outstanding.
Included in interest expense are non-cash charges for deferred financing fees of $0.3 million and $0.9 million, respectively, in the third quarter and nine months of fiscal 2015 which was the same in the third quarter and nine months of fiscal 2014.
Included in interest expense is non-cash, accreted interest on the Convertible Notes of $2.1 million and $6.2 million, respectively, in the third quarter and nine months of fiscal 2015 and $1.9 million and $5.6 million, respectively, in the third quarter and nine months of fiscal 2014. For more information, see Note 11 to the Consolidated Condensed Financial Statements.
Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $473.0 million and $392.9 million in the third quarter and nine months of fiscal 2015, respectively, compared to $267.7 million and $213.9 million in the third quarter and nine months of fiscal 2014. The increase was mainly due to borrowings under our 2011 Credit Facility, which were used to fund increases in primary working capital, purchase of treasury stock and payment of the Altergy legal settlement. The average Convertible Notes discount excluded from our average debt outstanding was $4.2 million and $6.6 million, respectively, in the third quarter and nine months of fiscal 2015 and $12.6 million and $14.5 million, respectively, in the third quarter and nine months of fiscal 2014.

Other (Income) Expense, Net

	Quarter ended December 28, 2014		Quarter ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(0.9)	(0.2)%	$8.2	1.3%	$(9.1)	NM

	Nine months ended December 28, 2014		Nine months ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(3.3)	(0.2)%	$11.0	0.6%	$(14.3)	NM
Other (income) expense, net in the third quarter of fiscal 2015 was income of $0.9 million compared to expense of $8.2 million in the third quarter of fiscal 2014. Other (income) expense, net in the nine months of fiscal 2015 was income of $3.3 million compared to expense of $11.0 million in the nine months of fiscal 2014. The favorable impact in the third quarter and nine months of fiscal 2015 is attributable to foreign currency gains of $1.2 million and $2.0 million in the third quarter and nine months of fiscal 2015, respectively, compared to foreign currency losses of $1.2 million and $3.8 million, respectively, in the comparable prior year periods. Also contributing to the favorable impact in the nine months of fiscal 2015 is the receipt of $2.0 million towards our equity interest in Altergy pursuant to the final legal settlement with Altergy compared to the write-off of $5.0 million relating to the carrying value of our investment in Altergy and $1.5 million relating to other charges in the comparable prior year period.

Earnings Before Income Taxes

	Quarter ended December 28, 2014		Quarter ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$64.6	10.6%	$46.1	7.2%	$18.5	40.0%

	Nine months ended December 28, 2014		Nine months ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$209.5	11.2%	$158.5	8.8%	$51.0	32.2%
As a result of the above, earnings before income taxes in the third quarter of fiscal 2015 increased $18.5 million, or 40.0%, compared to the third quarter of fiscal 2014 and increased $51.0 million, or 32.2%, in the nine months of fiscal 2015 compared to the nine months of fiscal 2014. Earnings before income taxes as a percentage of net sales were 10.6% for the third quarter of fiscal 2015 compared to 7.2% in the third quarter of fiscal 2014 and 11.2% for the nine months of fiscal 2015 compared to 8.8% for the nine months of fiscal 2014.

Income Tax Expense

	Quarter ended December 28, 2014		Quarter ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$15.3	2.5%	$(6.3)	(1.0)%	$21.6	NM
Effective tax rate	23.6%		(13.5)%		37.1%

	Nine months ended December 28, 2014		Nine months ended December 29, 2013		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$54.5	2.9%	$24.5	1.4%	$30.0	NM
Effective tax rate	26.0%		15.5%		10.5%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarters of fiscal 2015 and 2014 were based on the estimated effective tax rates applicable for the full years ending March 31, 2015 and March 31, 2014, respectively, after giving effect to items specifically related to the interim periods. Our corporate effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the we operate and the amount of our consolidated income before taxes.
The worldwide effective income tax rates for the third quarters of fiscal 2015 and 2014 were 23.6% and (13.5)%, respectively, and 26.0% and 15.5%, respectively, for the nine months of fiscal 2015 and 2014. The rate increase in the third quarter and the nine months of fiscal 2015 compared to the prior year periods is primarily due to the reversal in the third quarter of fiscal 2014 of a previously recognized deferred tax valuation allowance related to one of our foreign subsidiaries of $24.9 million as a result of an operational restructuring approved during the third quarter of fiscal 2014 and changes in the mix of earnings among tax jurisdictions.
Foreign income as a percentage of worldwide income is estimated to be 56% for the nine months of fiscal 2015 compared to 45% for the nine months of fiscal 2014. The foreign effective income tax rate for the nine months of fiscal 2015 and 2014 were 14.7% and (6.8)%, respectively. The rate increase compared to the prior year period is primarily due to the reversal of a previously recognized deferred tax valuation allowance referred to above and changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

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

Liquidity and Capital Resources
Operating activities provided cash of $132.9 million in the nine months of fiscal 2015 compared to $99.1 million in the comparable period of fiscal 2014. In the nine months of fiscal 2015, net earnings of $155.0 million, depreciation and amortization of $42.1 million, non-cash charges relating to deferred taxes of $22.0 million, stock-based compensation of $21.3 million, non-cash interest and restructuring charges of $7.1 million and $0.6 million, respectively, were partially offset by a gain of $2.0 million on disposition of our equity interest in Altergy and non-cash credits relating to the reversal of the remaining legal accrual of $16.2 million. Also partially offsetting our cash provided from operating activities was the increase in primary working capital of $37.5 million, net of currency translation changes and our payment of $40.0 million towards the Altergy award, pursuant to the final legal settlement of the Altergy matter and accrued income tax expense of $22.5 million.
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
Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $656.9 million (yielding a primary working capital percentage of 26.9%) at December 28, 2014, $666.9 million (yielding a primary working capital percentage of 25.1%) at March 31, 2014 and $653.6 million at December 29, 2013 (yielding a primary working capital percentage of 25.4%). The primary working capital percentage of 26.9% at December 28, 2014 is 180 basis points higher than that for March 31, 2014, and is 150 basis points higher than that for the prior year period. Primary working capital increased during the nine months of fiscal 2015 largely due to an increase in inventories.
Primary working capital and primary working capital percentages at December 28, 2014, March 31, 2014 and December 29, 2013 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
December 28, 2014	$506.3	$386.7	$(236.1)	$656.9	$2,446.3	26.9%
March 31, 2014	564.6	361.8	(259.5)	666.9	2,661.0	25.1
December 29, 2013	535.0	360.8	(242.2)	653.6	2,572.1	25.4
Investing activities used cash of $45.0 million in the nine months of fiscal 2015 and were primarily comprised of capital expenditures. Proceeds from the disposition of our equity interest in Altergy amounted to $2.0 million in the nine months of fiscal 2015.
Investing activities used cash of $193.7 million in the nine months of fiscal 2014 and were primarily comprised of capital expenditures of $48.9 million and acquisitions of $146.2 million.
Financing activities used cash of $23.7 million in the nine months of fiscal 2015 primarily due to revolver borrowings and repayments of $337.7 million and $282.7 million, respectively, and $150.0 million incremental term loan borrowing under the 2011 Credit Facility, purchase of treasury stock for $176.0 million and payment of cash dividends to our stockholders of $24.0 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $9.3 million. Net repayments on short-term debt were $17.8 million.
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
As a result of the above, total cash and cash equivalents increased by $39.9 million to $280.0 million, in the nine months of fiscal 2015 compared to a decrease of $37.7 million to $211.6 million, in the comparable period of fiscal 2014.
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

Contractual Obligations and Commercial Commitments
A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2014 Annual Report for the year ended March 31, 2014. As of December 28, 2014, we had the following significant changes to our contractual obligations table contained in our 2014 Form 10-K:
We amended our 2011 Credit Facility while also entering into an Incremental Commitment Agreement pursuant to which certain banks agreed to provide incremental term loan commitments of $150 million and incremental revolving commitments of $150 million. Pursuant to these changes, the 2011 Credit Facility is now comprised of a $500 million senior secured revolving credit facility and a $150 million senior secured incremental term loan (the "Term Loan") which matures on September 30, 2018. The Term Loan is payable in quarterly installments of $1.9 million beginning June 30, 2015 and $3.8 million beginning June 30, 2016 with a final payment of $108.8 million on September 30, 2018.

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
Counterparty Risks
We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in foreign currency exchange rates and raw material costs. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at December 28, 2014 are $8.3 million (pre-tax), therefore, there is minimal risk of nonperformance by these counterparties. Those contracts that result in an asset position at December 28, 2014 are $2.0 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.
Interest Rate Risks
We are exposed to changes in variable U.S. interest rates on borrowings under our 2011 Credit Facility. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. We had no interest rate swap agreements as of December 28, 2014 and March 31, 2014.
A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $3.4 million on the variable rate portions of our debt.
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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
December 28, 2014	$94.2	102.9	$0.92	23%
March 31, 2014	86.5	89.9	0.96	19
December 29, 2013	61.9	64.2	0.96	14

(1)	Based on approximate annual lead requirements for the periods then ended.
For the remaining quarter of this fiscal year, we believe substantially all of the cost of our lead requirements is known. This takes into account the hedge contracts in place at December 28, 2014, lead purchased by December 28, 2014 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.
We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $16 million and $47 million in the third quarter and nine months of fiscal 2015, respectively.
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

To hedge these exposures, we have entered into forward contracts and options with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of December 28, 2014 and March 31, 2014 were $118.5 million and $92.8 million, respectively. The details of contracts outstanding as of December 28, 2014 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$43.5	$/€	1.26	22%
Sell Euros for Polish zloty	33.2	PLN/€	4.25	30
Sell Euros for British pounds	17.0	£/€	0.80	38
Sell CNY for Euros	13.6	CNY/€	7.74	100
Sell JPY for U.S. dollars	4.2	¥/$	117.11	51
Sell U.S. dollars for Mexican pesos	4.3	MXN/$	13.67	83
Other	2.7
Total	$118.5

(1)	Based on the fiscal year currency requirements.
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
Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
September 29 – October 26, 2014	83,659	$56.28	81,892	$28,052,194
October 27 – November 23, 2014	228,723	59.91	228,723	74,348,257
November 24 – December 28, 2014	627,042	59.05	622,916	37,571,601
Total	939,424	$59.01	933,531

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. This repurchase program has been exhausted for fiscal 2015.

(2)
The Company’s Board of Directors authorized the Company to repurchase up to $70 million of its common stock, which expires on March 31, 2015. Additionally, on August 5, 2014, the Company announced that its Board of Directors had authorized the Company to repurchase an additional $60 million of its common stock. On November 5, 2014, the Company announced the authorization to repurchase an additional $60 million of its common stock, bringing the total of repurchase programs expiring on March 31, 2015 to $190 million.

Item 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2
Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.1
Amended and Restated 2010 Equity Incentive Plan of EnerSys (incorporated by reference to Exhibit 10.3 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.2
Side letter to Employment Agreement, dated October 10, 2014, between EnerSys and John D. Craig (incorporated by reference to Exhibit 10.4 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.3
Employment Offer Letter, dated October 20, 2014, of EnerSys Delaware Inc. to David M. Shaffer (incorporated by reference to Exhibit 10.5 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

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
Date: February 4, 2015

EnerSys
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2
Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.1
Amended and Restated 2010 Equity Incentive Plan of EnerSys (incorporated by reference to Exhibit 10.3 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.2
Side letter to Employment Agreement, dated October 10, 2014, between EnerSys and John D. Craig (incorporated by reference to Exhibit 10.4 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.3
Employment Offer Letter, dated October 20, 2014, of EnerSys Delaware Inc. to David M. Shaffer (incorporated by reference to Exhibit 10.5 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

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