Form 10-K
period 2015-03-31
EnerSys
filed 2015-05-27
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2015 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 001-32253
 ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO
State the aggregate market value of the voting and non-voting common equity held by non-affiliates at September 28, 2014: $2,713,445,337 (1) (based upon its closing transaction price on the New York Stock Exchange on September 26, 2014).

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 22, 2015:                          44,460,340 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 30, 2015 are incorporated by reference in Part III of this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys. EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in EnerSys' filings with the Securities and Exchange Commission and its reports to stockholders. Generally, the inclusion of the words “anticipates,” “believe,” “expect,” “future,” “intend,” “estimate,” “anticipate,” “will,” “plans,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management, and are applicable only as of the dates of such statements.

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
For the Fiscal Year Ended March 31, 2015

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

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2015”, which refers to our fiscal year ended March 31, 2015. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2015 ended on June 29, 2014, September 28, 2014, December 28, 2014, and March 31, 2015, respectively. The four quarters in fiscal 2014 ended on June 30, 2013, September 29, 2013, December 29, 2013, and March 31, 2014, respectively.

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

During fiscal years 2003 through 2014, we made twenty-five acquisitions around the globe. There were no acquisitions in fiscal 2015.

In fiscal 2013, we announced our plans to construct a new battery manufacturing facility in Yangzhou, Jiangsu Province, People’s Republic of China (the "PRC") for the production of industrial batteries for Chinese and international markets. The new 440,000 square foot facility began operations during the second half of fiscal 2015 and will provide capacity to meet growing customer demand in these markets.

Our Customers

We serve over 10,000 customers in over 100 countries, on a direct basis or through our distributors. We are not overly dependent on any particular end market. Our customer base is highly diverse and no single customer accounts for more than 5% of our revenues.

Our reserve power customers consist of both global and regional customers. These customers are in diverse markets including telecom, UPS, electric utilities, security systems, emergency lighting, premium starting, lighting and ignition applications and space satellites. In addition, we sell our aerospace and defense products in numerous countries, including the governments of the U.S., Germany and the U.K. and to major defense and aviation original equipment manufacturers (“OEMs”).

Our motive power products are sold to a large, diversified customer base. These customers include material handling equipment dealers, OEMs and end users of such equipment. End users include manufacturers, distributors, warehouse operators, retailers, airports, mine operators and railroads.

Distribution and Services

We distribute, sell and service reserve and motive power products throughout the world, principally through company-owned sales and service facilities, as well as through independent manufacturers’ representatives. Our company-owned network allows us to offer high-quality service, including preventative maintenance programs and customer support. Our warehouses and service locations enable us to respond quickly to customers in the markets we serve. We believe that the extensive industry experience of our sales organization results in strong long-term customer relationships.

Manufacturing and Raw Materials

We manufacture and assemble our products at manufacturing facilities located in the Americas, EMEA and Asia. With a view toward projected demand, we strive to optimize and balance capacity at our battery manufacturing facilities globally, while simultaneously minimizing our product cost. By taking a global view of our manufacturing requirements and capacity, we believe we are better able to anticipate potential capacity bottlenecks and equipment and capital funding needs.

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

Americas

We believe that we have the largest market share in the Americas industrial battery market. We compete principally with Exide Technologies, East Penn Manufacturing and New Power in both the reserve and motive products markets; and also C&D Technologies Inc., NorthStar Battery, SAFT and EaglePicher (OM Group) in the reserve products market.

EMEA

We believe that we have the largest market share in the European industrial battery market. Our primary competitors are Exide Technologies, Hoppecke, FIAMM, SAFT as well as Chinese producers in the reserve products market; and Exide Technologies, Hoppecke and Midac in the motive products market.

Asia

We have a small share of the fragmented Asian industrial battery market. We compete principally with GS-Yuasa, Shin-Kobe and Zibo Torch in the motive products market; and Coslight, Amara Raja, Narada, Leoch, Exide Industries and China Shoto in the reserve products market.

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

Employees

At March 31, 2015, we had approximately 9,500 employees. Of these employees, approximately 31% were covered by collective bargaining agreements. Employees covered by agreements that did not exceed twelve months were approximately 7% of the total workforce. The average term of these agreements is two years, with the longest term being five years.
We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2015 except for a temporary shut down at one of our plants in the PRC.

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

Sumter, South Carolina

We currently are responsible for certain environmental obligations at our former battery facility in Sumter, South Carolina, that predate our ownership of this facility. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. We have a reserve for this facility that totaled $2.9 million as of March 31, 2015. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.

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

Accelerated conversion or required repurchase of Convertible Notes could adversely affect the Company’s liquidity.

On May 7, 2015, the Company announced that it had called for redemption all of our senior unsecured 3.375% convertible notes (the "Convertible Notes") on June 8, 2015, at a price equal to $1,000.66 per $1,000 original principal amount of Convertible Notes, which is equal to 100% of the accreted principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest. Additionally, the holders are now permitted to convert their Convertible Notes at their option on or before June 5, 2015. The conversion rate, as of May 7, 2015, of the Convertible Notes is 25.1086 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes. It is the Company's current intent to settle the principal amount of any conversions in cash and any additional conversion consideration in cash, shares of EnerSys common stock or a combination of cash and shares. The Company has also offered to purchase all outstanding Convertible Notes in cash at a purchase price of $1,000 original principal amount of Convertible Notes, with such offer expiring on May 29, 2015. As of March 31, 2015, the Company has $172.3 million of Convertible Notes outstanding. In anticipation of the redemption, conversion or repurchase of the Convertible Notes, on April 23, 2015, the Company issued its $300 million 5% Senior Secured Notes due 2023 (the "Notes").

To the extent that our existing domestic cash balances and cash flow from operations, together with borrowing capacity under our existing credit facilities, are insufficient to satisfy any such settlement or optional put or conversion, the Company may require additional financing from other sources. Redemption of the Convertible Notes and settling any Convertible Notes entirely or partly in cash upon conversion may have an adverse effect on our liquidity and reduce our borrowing capacity under our credit facility. This may impair our ability to react to changes in the industrial battery business, our ability to invest in our manufacturing and distribution facilities and research and development and our ability to take advantage of acquisition or other business opportunities.

Reliance on third party relationships and derivative agreements could adversely affect the Company’s business.

We depend on third parties, including suppliers, distributors, lead toll operators, freight forwarders, insurance brokers, commodity brokers, major financial institutions and other third party service providers, for key aspects of our business, including the provision of derivative contracts to manage risks of (a) lead cost volatility, (b) foreign currency exposures and (c) interest rate volatility. Failure of these third parties to meet their contractual, regulatory and other obligations to the Company or the development of factors that materially disrupt our relationships with these third parties could expose us to the risks of business disruption, higher lead costs, unfavorable foreign currency rates and higher expenses, which could have a material adverse effect on our business.

Our operating results could be adversely affected by changes in the cost and availability of raw materials.

Lead is our most significant raw material and is used along with significant amounts of plastics, steel, copper and other materials in our manufacturing processes. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lead, are volatile and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Furthermore, the cost of raw materials may also be influenced by transportation costs. Volatile raw material costs can significantly affect our operating results and make period-to-period comparisons extremely difficult. We cannot assure you that we will be able to either hedge the costs or secure the availability of our raw material requirements at a reasonable level or, even with respect to our agreements that adjust pricing to a market-based index for lead, pass on to our customers the increased costs of our raw materials without affecting demand or that limited availability of materials will not impact our production capabilities. Our inability to raise the price of our products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on our revenue, operating profit and net income.

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

Changes in environmental and climate laws or regulations, could lead to new or additional investment in production designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs. Additionally, we cannot assure you that we have been or at all times will be in compliance with environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits, or that we will not be exposed to material environmental, health or safety litigation.

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

The translation impact from currency fluctuations on net sales and operating earnings in our Americas and Asia segments are not as significant as our EMEA segment, as a substantial majority of these net sales and operating earnings are in U.S. dollars or foreign currencies that have been closely correlated to the U.S. dollar.

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

We quantify and monitor our global foreign currency exposures. Our largest foreign currency exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany financing and intercompany and third party trade transactions. On a selective basis, we enter into foreign currency forward contracts and purchase option contracts to reduce the impact from the volatility of currency movements; however, we cannot be certain that foreign currency fluctuations will not impact our operations in the future.

If we are unable to effectively hedge against currency fluctuations, our operating costs and revenues in our non-U.S. operations may be adversely affected, which would have an adverse effect on our operating profit and net income.

Our international operations may be adversely affected by actions taken by foreign governments or other forces or events over which we may have no control.

We currently have significant manufacturing and/or distribution facilities outside of the United States, in Argentina, Australia, Belgium, Brazil, Bulgaria, Canada, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, PRC, Poland, South Africa, Spain, Switzerland, Tunisia and the United Kingdom. We may face political instability, economic uncertainty, and/or difficult labor relations in our foreign operations. We also may face barriers in the form of long-standing relationships between potential customers and their existing suppliers, national policies favoring domestic manufacturers and protective regulations including exchange controls, restrictions on foreign investment or the repatriation of profits or invested capital, changes in export or import restrictions and changes in the tax system or rate of taxation in countries where we do business. We cannot assure you that we will be able to successfully develop and expand our international operations and sales or that we will be able to overcome the significant obstacles and risks of our international operations. This may impair our ability to compete with battery manufacturers who are based in such foreign countries or who have long established manufacturing or distribution facilities or networks in such countries.

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

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Certain of these technologies, especially TPPL technology, are important to our business and are not protected by patents. Despite our efforts to protect our proprietary intellectual property and technology and other confidential information, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property and proprietary technologies. If we are unable to protect our intellectual property and technology, we may lose any technological advantage we currently enjoy and may be required to take an impairment charge with respect to the carrying value of such intellectual property or goodwill established in connection with the acquisition thereof. In either case, our operating results and net income may be adversely affected.

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

In addition, our computer systems are essential for the exchange of information both within the company and in communicating with third parties. Despite our efforts to protect the integrity of our systems and network as well as sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and results of operations.

Our ability to maintain adequate credit facilities.

Our ability to continue our ongoing business operations and fund future growth depends on our ability to maintain adequate credit facilities and to comply with the financial and other covenants in such credit facilities or to secure alternative sources of financing. However, such credit facilities or alternate financing may not be available or, if available, may not be on terms favorable to us. If we do not have adequate access to credit, we may be unable to refinance our existing borrowings and credit facilities when they mature and to fund future acquisitions, and this may reduce our flexibility in responding to changing industry conditions.

Our indebtedness could adversely affect our financial condition and results of operations.

As of March 31, 2015, we had $515.9 million of total consolidated debt (including capital lease obligations and net of the discount on the Convertible Notes). On April 23, 2015, the Company also issued $300 million of Notes. This level of debt could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	restrict our ability to introduce new products or new technologies or exploit business opportunities;

•	place us at a disadvantage compared with competitors that have proportionately less debt;

•	limit our ability to borrow additional funds in the future, if we need them, due to financial and restrictive covenants in our debt agreements;

•	have a material adverse effect on us if we fail to comply with the financial and restrictive covenants in our debt agreements; and

•	dilute share ownership percentage if the Company does not settle the Convertible Notes, including any optional conversions, solely in cash.

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.

During fiscal 2015, we announced the declaration of a quarterly cash dividend of $0.175 per share of common stock for quarters ended June 29, 2014, September 28, 2014, December 28, 2014 and March 31, 2015. On May 7, 2015, we announced a fiscal 2016 first quarter cash dividend of $0.175 per share of common stock. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of existing and future indebtedness and credit facilities, and other factors that the Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on our share price.

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

Americas: Sylmar, California; Longmont, Colorado; Hays, Kansas; Richmond, Kentucky; Warrensburg, Missouri; Cleveland, Ohio; Horsham, Pennsylvania; Sumter, South Carolina; Ooltewah, Tennessee and Spokane, Washington in the United States; Monterrey and Tijuana in Mexico; Buenos Aires, Argentina and Sao Paulo, in Brazil.

EMEA: Targovishte, Bulgaria; Hostomice, Czech Republic; Arras, France; Hagen and Zwickau in Germany; Bielsko-Biala, Poland; Newport and Culham in the United Kingdom; Port Elizabeth, South Africa; and Tunis, Tunisia.

Asia: Jiangsu, Chongqing and Yangzhou in the PRC and Andhra Pradesh in India.

We consider our plants and facilities, whether owned or leased, to be in satisfactory condition and adequate to meet the needs of our current businesses and projected growth. Information as to material lease commitments is included in Note 9 - Leases to the Consolidated Financial Statements.

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

Quarter Ended	High Price	Low Price	Closing Price	Dividends Declared
March 31, 2015	$66.89	$57.47	$64.24	$0.175
December 28, 2014	63.39	50.63	61.78	0.175
September 28, 2014	70.00	57.88	60.07	0.175
June 29, 2014	71.94	62.72	68.91	0.175
March 31, 2014	$74.17	$64.46	$69.29	$0.125
December 29, 2013	71.75	59.40	70.09	0.125
September 29, 2013	61.17	48.99	60.55	0.125
June 30, 2013	51.79	42.37	49.04	0.125

Holders of Record

As of May 22, 2015, there were approximately 390 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

During the three fiscal years ended March 31, 2015, we did not issue any unregistered securities.

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
Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)(2)
December 29, 2014-January 25, 2015	353,150	$59.44	353,150	$16,580,995
January 26, 2015-February 22, 2015	59,819	59.55	59,494	13,019,061
February 23, 2015-March 31, 2015	74,141	64.97	73,588	—
Total	487,110	$60.29	486,232

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. This repurchase program was exhausted for fiscal 2015.

(2)	The Company’s Board of Directors authorized the Company to repurchase up to $190 million of its common stock, which expired on March 31, 2015.

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

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group (duly updated for changes) on March 31, 2010.

Comparison Of Five Year Cumulative Total Return*
For Year Ended March 31, 2015
Among EnerSys, the NYSE Composite Index, and SIC Code 369

$350
$300
$250
$200
$150
$100
$50
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
EnerSys
NYSE Composite
SIC Code 369

*$100 invested on 3/31/10 in stock or index, including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended March 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Consolidated Statements of Income:
Net sales	$2,505,512	$2,474,433	$2,277,559	$2,283,369	$1,964,462
Cost of goods sold	1,864,601	1,844,813	1,708,203	1,770,664	1,514,618
Gross profit	640,911	629,620	569,356	512,705	449,844
Operating expenses	358,381	344,421	312,324	297,806	259,217
Restructuring and other exit charges	11,436	27,326	7,164	4,988	6,813
Impairment of goodwill and indefinite-lived intangibles	23,946	5,179	—	—	—
Legal proceedings charge / (reversal of legal accrual, net of fees)	(16,233)	58,184	—	(900)	—
Operating earnings	263,381	194,510	249,868	210,811	183,814
Interest expense	19,644	17,105	18,719	16,484	22,038
Charges related to refinancing	—	—	—	—	8,155
Other (income) expense, net	(5,602)	13,658	916	3,068	2,177
Earnings before income taxes	249,339	163,747	230,233	191,259	151,444
Income tax expense	67,814	16,980	65,275	47,292	38,018
Net earnings	181,525	146,767	164,958	143,967	113,426
Net gains (losses) attributable to noncontrolling interests	337	(3,561)	(1,550)	(36)	—
Net earnings attributable to EnerSys stockholders	$181,188	$150,328	$166,508	$144,003	$113,426
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.97	$3.17	$3.47	$2.95	$2.30
Diluted	$3.77	$3.02	$3.42	$2.93	$2.27
Weighted-average number of common shares outstanding:
Basic	45,606,317	47,473,690	48,022,005	48,748,205	49,376,132
Diluted	48,052,729	49,788,155	48,635,449	49,216,035	50,044,246

	Fiscal Year Ended March 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$194,471	$193,621	$244,400	$204,196	$76,459
Net cash used in investing activities	(59,616)	(232,005)	(55,092)	(72,420)	(91,661)
Net cash (used in) provided by financing activities	(59,313)	21,562	(95,962)	(79,382)	(82,677)
Other operating data:
Capital expenditures	63,625	61,995	55,286	48,943	59,940

	As of March 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$268,921	$240,103	$249,348	$160,490	$108,869
Working capital	800,047	719,297	685,403	611,372	554,164
Total assets	2,163,047	2,321,858	1,987,867	1,924,955	1,828,387
Total debt, including capital leases, excluding discount on the Convertible Notes	515,925	322,300	178,489	256,101	253,400
Total EnerSys stockholders’ equity	1,038,900	1,246,402	1,169,401	1,032,195	974,331

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2015, 2014 and 2013, should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

EnerSys’ management uses the non-GAAP measures, EBITDA and Adjusted EBITDA, in its computation of compliance with loan covenants. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP for interest, taxes, depreciation and amortization, and certain charges or credits as permitted by our credit agreements, that were recorded during the periods presented.

EnerSys’ management uses the non-GAAP measures,"primary working capital" and "primary working capital percentage" (see definition in “Overview” below) along with capital expenditures, in its evaluation of business segment cash flow and financial position performance.

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

Current Market Conditions

Economic Climate

Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. Economic activity continues to strengthen in North America while EMEA is experiencing limited growth. Our Asia region is experiencing the fastest growth of any region in which we do business.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs and foreign currency exposures may continue to fluctuate as they have in the past several years. Overall, on a consolidated basis, we have experienced stable trends more recently in our revenue and order rates and commodity cost changes have not been substantial. However, we have experienced lower revenues and increased costs due to movements in foreign currency exchange rates.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During fiscal 2015, our selling prices increased slightly, compared to the comparable prior year periods.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $269 million of available cash and cash equivalents and undrawn committed and uncommitted credit lines of approximately $465 million at March 31, 2015 to cover short-term liquidity requirements and anticipated growth in the foreseeable future. Our 2011 Credit Facility, which we entered into in March 2011 and expanded in July 2014, is committed through September 2018 as long as we continue to comply with its covenants and conditions.

Current market conditions related to our liquidity and capital resources are favorable. We believe current conditions remain favorable for the Company to have continued positive cash flow from operations that, along with available cash and cash equivalents and our undrawn lines of credit, will be sufficient to fund our capital expenditures, acquisitions and other investments for growth.

The Convertible Notes became convertible at the option of the holders effective March 1, 2015. Additionally, on May 7, 2015, the Company announced that it had called for redemption all of the Convertible Notes on June 8, 2015, at a price equal to $1,000.66 per $1,000 original principal amount of Convertible Notes, which is equal to 100% of the accreted principal amount of the Convertible Notes being repurchased, plus accrued and unpaid interest. Additionally, the holders are now permitted to convert their Convertible Notes at their option on or before June 5, 2015. The conversion rate, as of May 7, 2015, of the Convertible Notes is 25.1086 shares of the Company's common stock per $1,000 in principal amount of the Convertible Notes. The Company has also offered (the “Offer”) to purchase all outstanding Convertible Notes in cash at a purchase price of $1,000 original principal amount of Convertible Notes, with such offer expiring on May 29, 2015. As of March 31, 2015, the Company has $172.3 million of Convertible Notes outstanding. If the holders of the Convertible Notes would exercise their conversion rights or have their Convertible Notes repurchased by the Company pursuant to the terms and conditions of the Offer, it is our current intent to pay the principal amount and any accrued and unpaid interest by using the net proceeds from the April 2015 financings discussed below, and/or drawing on our 2011 Credit Facility. However, the Company may, at its election, pay the premium on the Convertible Notes in connection with any conversion with cash or shares of our common stock or a combination of both cash or shares.

In April 2015, we issued $300 million of Notes bearing interest at 5% and maturing in April 2023. See Note 24 to the Consolidated Financial Statements for additional details.

Our leverage increased in fiscal 2015 mainly due to the our share repurchase program. We believe that our strong capital structure and liquidity affords us access to capital for future acquisition and additional stock repurchase opportunities and continued dividend payments.

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
During fiscal 2012, we announced restructuring programs related to our operations in EMEA, primarily consisting of the transfer of manufacturing of select products between certain of our manufacturing operations and restructuring of our selling, general and administrative operations. These actions were completed during fiscal 2014 and resulted in the reduction of approximately 85 employees with an estimated annual savings of $6.0 million.

During fiscal 2013, we announced further restructuring related to improving the efficiency of our manufacturing operations in EMEA, primarily consisting of cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. These actions were substantially completed in fiscal 2015 and resulted in the reduction of approximately 140 employees. Our fiscal 2015 operating results reflect the full benefit of the estimated $7.0 million of favorable annualized pre-tax earnings impact of the fiscal 2013 programs. There are no further costs to be incurred under these programs.

During fiscal 2014, we announced additional restructuring programs to improve the efficiency of our manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consists of the transfer of motive power and a portion of reserve power battery manufacturing to our facilities in Western Europe. We estimate that the total charges for all actions announced during fiscal 2014 will amount to approximately $23.4 million, primarily from non-cash charges related to the write-off of fixed assets and inventory of approximately $11.0 million, along with cash charges for employee severance-related payments and other charges of $12.4 million. We estimate that these actions will result in the reduction of approximately 500 employees upon completion. Our fiscal 2015 operating results reflect approximately $19.0 million of the total estimated $20.0 million of favorable annualized pre-tax earnings impact of the fiscal 2014 programs. We expect to be committed to an additional $1.2 million of restructuring charges related to these programs during fiscal 2016, and expect to complete the program during fiscal 2016.

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

Significant assumptions used include management’s estimates of future growth rates, the amount and timing of future operating cash flows, capital expenditures, discount rates as well as market and industry conditions and relevant comparable company multiples for the market approach. Assumptions utilized are highly judgmental, especially given the role technology plays in driving the demand for products in the telecommunications and aerospace markets.

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

Our annual goodwill impairment test, which we performed during the fourth quarter of fiscal 2015, resulted in an impairment charge for goodwill and certain indefinite-lived assets such as trademarks in the Purcell and Quallion/ABSL US reporting units, which are both part of the Americas operating segment, as discussed in Note 5 to the Consolidated Financial Statements. The excess of fair value over carrying value for each of our other reporting units as of December 29, 2014, the annual testing date, ranged from approximately 6% to approximately 146% of carrying value. The ABSL UK and South Africa reporting units have the lowest excess of fair value over carrying value at 6% and 11%, respectively. The aggregate carrying value as of March 31, 2015, of goodwill and indefinite-lived intangibles of ABSL UK was $8.9 million and goodwill of South Africa was $2.3 million.

 In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in the ABSL UK reporting unit having a fair value below its carrying value of 5%. For the remaining reporting units, such hypothetical decrease would result in excess fair values over carrying values range from approximately 1% to approximately 122% of the carrying values. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or loss of a major customer, indicate that there may be a potential indicator of impairment.

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

Retirement Plans

We use certain economic and demographic assumptions in the calculation of the actuarial valuation of our defined benefit plans. These assumptions include the discount rate, expected long-term rates of return on assets and rates of increase in compensation levels. Changes in these assumptions can result in changes to the pension expense and recorded liabilities. Management reviews these assumptions at least annually. We use independent actuaries to assist us in formulating assumptions and making estimates. These assumptions are updated periodically to reflect the actual experience and expectations on a plan-specific basis, as appropriate. During fiscal 2015, we revised our mortality assumptions to incorporate the new set of tables issued by the Society of Actuaries for purposes of measuring U.S. pension and other post-retirement obligations at year-end.
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

Equity-Based Compensation

We recognize compensation cost relating to equity-based payment transactions by using a fair-value measurement method whereby all equity-based payments to employees, including grants of restricted stock units, stock options, market share units and performance market share units, are recognized as compensation expense based on fair value at grant date over the requisite service period of the awards. We determine the fair value of restricted stock units based on the quoted market price of our common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model, which uses both historical and current market data to estimate the fair value. The fair value of market share units and performance market share units are estimated at the date of grant using a binomial lattice model and a Monte Carlo Simulation, respectively. All models incorporate various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the awards. When estimating the requisite service period of the awards, we consider many related factors including types of awards, employee class, and historical experience. Actual results, and future changes in estimates of the requisite service period may differ substantially from our current estimates.

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

Results of Operations—Fiscal 2015 Compared to Fiscal 2014

The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2015, compared to fiscal year ended March 31, 2014:

	Fiscal 2015		Fiscal 2014		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,505.5	100.0%	$2,474.4	100.0%	$31.1	1.3%
Cost of goods sold	1,864.6	74.4	1,844.8	74.6	19.8	1.1
Gross profit	640.9	25.6	629.6	25.4	11.3	1.8
Operating expenses	358.4	14.3	344.4	13.9	14.0	4.1
Restructuring and other exit charges	11.4	0.5	27.4	1.1	(16.0)	(58.2)
Impairment of goodwill and indefinite-lived intangibles	23.9	1.0	5.2	0.2	18.7	NM
Legal proceedings charge (reversal of legal accrual, net of fees)	(16.2)	(0.7)	58.2	2.3	(74.4)	NM
Operating earnings	263.4	10.5	194.4	7.9	69.0	35.4
Interest expense	19.7	0.8	17.1	0.7	2.6	14.8
Other (income) expense, net	(5.6)	(0.2)	13.6	0.6	(19.2)	NM
Earnings before income taxes	249.3	9.9	163.7	6.6	85.6	52.3
Income tax expense	67.8	2.7	17.0	0.7	50.8	NM
Net earnings	181.5	7.2	146.7	5.9	34.8	23.7
Net losses attributable to noncontrolling interests	0.3	—	(3.6)	(0.1)	3.9	NM
Net earnings attributable to EnerSys stockholders	$181.2	7.2%	$150.3	6.0%	$30.9	20.5%
 NM = not meaningful

Overview

Our sales in fiscal 2015 were $2.5 billion, a 1.3% increase from prior year's sales. This was the result of a 2% increase in organic volume and a 3% increase from acquisitions partially offset by a 4% decrease due to foreign currency translation impact.

Gross margin percentage in fiscal 2015 increased by 20 basis points to 25.6% compared to fiscal 2014, mainly due to higher organic volume and favorable mix combined with the benefits of restructuring programs in EMEA.

A discussion of specific fiscal 2015 versus fiscal 2014 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Net sales by reportable segment were as follows:

	Fiscal 2015		Fiscal 2014		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Americas	$1,322.4	52.8%	$1,267.6	51.2%	$54.8	4.3%
EMEA	948.8	37.9	966.1	39.1	(17.3)	(1.8)
Asia	234.3	9.3	240.7	9.7	(6.4)	(2.6)
Total net sales	$2,505.5	100.0%	$2,474.4	100.0%	$31.1	1.3%

The Americas segment’s revenue increased by $54.8 million or 4.3% in fiscal 2015, as compared to fiscal 2014, primarily due to an increase in acquisitions and organic volume of approximately 4% and 2%, respectively, partially offset by a negative currency translation impact of approximately 2%.

The EMEA segment’s revenue decreased by $17.3 million or 1.8% in fiscal 2015, as compared to fiscal 2014, primarily due to an 8% decrease due to currency translation impact partially offset by an increase of 5% in organic volume and a 1% increase in pricing.

The Asia segment’s revenue decreased by $6.4 million or 2.6% in fiscal 2015, as compared to fiscal 2014, primarily due to a 14% decrease in organic volume and a 3% decrease in currency translation impact partially offset by a 14% increase in acquisitions. The decrease in Asia's organic volume is primarily due to lower sales to a major Chinese telecommunication company under a new tender program pursuant to which we participated at a lower volume.

Net sales by product line were as follows:

	Fiscal 2015		Fiscal 2014		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$1,252.7	50.0%	$1,234.5	49.9%	$18.2	1.5%
Motive power	1,252.8	50.0	1,239.9	50.1	12.9	1.1
Total net sales	$2,505.5	100.0%	$2,474.4	100.0%	$31.1	1.3%

Sales in our reserve power product line increased in fiscal 2015 by $18.2 million or 1.5% compared to the prior year primarily due to acquisitions and higher organic volume which contributed approximately 5% and 1%, respectively, offset by negative currency translation impact of 4%.

Sales in our motive power product line increased in fiscal 2015 by $12.9 million or 1.1% compared to the prior year primarily due to higher organic volume and acquisitions of 2% each, pricing of approximately 1%, offset partially by negative currency translation impact of 4%.

Gross Profit

	Fiscal 2015		Fiscal 2014		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$640.9	25.6%	$629.6	25.4%	$11.3	1.8%
Gross profit increased $11.3 million or 1.8% in fiscal 2015 compared to fiscal 2014. Gross profit, excluding the effect of foreign currency translation, increased $30 million or 4.7% in fiscal 2015 compared to fiscal 2014. This increase is primarily attributed to higher organic volume and favorable mix combined with the benefits of restructuring programs in EMEA.

Operating Items

	Fiscal 2015		Fiscal 2014		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$358.4	14.3%	$344.4	13.9%	$14.0	4.1%
Restructuring and other exit charges	11.4	0.5	27.4	1.1	(16.0)	(58.2)
Impairment of goodwill and indefinite-lived intangibles	23.9	1.0	5.2	0.2	18.7	NM
Legal proceedings charge / (reversal of legal accrual, net of fees)	(16.2)	(0.7)	58.2	2.3	(74.4)	NM
NM = not meaningful

Operating Expenses

Operating expenses increased $14.0 million or 4.1% in fiscal 2015 from fiscal 2014. Operating expenses, excluding the effect of foreign currency translation, increased $8.0 million or 2.3% in fiscal 2015 compared to fiscal 2014. As a percentage of sales, operating expenses increased from 13.9% in fiscal 2014 to 14.3% in fiscal 2015 primarily due to acquisitions, stock-based compensation, implementation costs for a new ERP system in the Americas, and payroll related expenses.

Restructuring and other exit charges

Included in fiscal 2015 operating results are restructuring and other exit charges in EMEA of $7.5 million and restructuring charges of $3.9 million in Asia.

In fiscal 2014, we recorded $27.4 million of restructuring charges, primarily for staff reductions and write-off of fixed assets and inventory in EMEA including relocating our motive power and a portion of our reserve power manufacturing from Bulgaria to our facilities in Western Europe. Included in these charges are exit charges of $5.6 million related to certain operations in Europe.

Impairment of goodwill and indefinite-lived intangibles

We perform our annual goodwill impairment test on the first day of our fourth quarter or whenever an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We use the income approach, also known as the discounted cash flow (“DCF”) method, which utilizes the present value of future cash flows to estimate fair value for each of our reporting units. We also use the market approach, which utilizes market price data of companies engaged in the same or a similar line of business as that of our company, to estimate fair value. A reconciliation of the two methods is performed to assess the reasonableness of fair value of each of the reporting units. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

In the fourth quarter of fiscal 2015, we conducted step one of our annual goodwill impairment test which indicated that the fair values of two of our reporting units - Purcell and Quallion/ABSL US - in the Americas operating segment were less than their respective carrying value, and we proceeded to perform step two of the goodwill impairment analysis.

Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. This allocation process was performed only for the purpose of measuring the goodwill impairment, and not to adjust the carrying values of the recognized tangible assets and liabilities. Indefinite-lived intangibles, like trademarks were adjusted as a result of fair value being lower than their respective carrying value. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an impairment loss. Based on our analysis, the implied fair value of goodwill was lower than the carrying value of the goodwill for the Purcell and Quallion/ABSL US reporting units in the Americas operating segment. We recorded a non-cash charge of $20.3 million related to goodwill impairment in the Americas and EMEA operating segments and $3.6 million related to impairment of indefinite-lived trademarks in the Americas. The combined charges resulted in a tax benefit of $3.2 million, for a net charge of $20.7 million.

The key factors contributing to the impairments were that both reporting units were recent acquisitions that have not performed to our expectations. In the case of Purcell, sales were negatively impacted by the slowdown in the enclosure business resulting from lower capital spending by a major customer in the telecommunications market. In the case of Quallion/ABSL US, the cancellation of certain programs with a major contractor serving the aerospace and defense markets resulted in poor performance. The sales levels began to decline in our second quarter of fiscal 2015, and despite our initial expectation that the declines were temporary, their downward trend continued through fiscal 2015.

Legal proceedings charge / (reversal of legal accrual, net of fees)

In the fourth quarter of fiscal 2014, the Company recorded a $58.2 million legal proceedings charge in connection with an adverse arbitration result involving disputes between the Company's wholly-owned subsidiary, EnerSys Delaware Inc. (“EDI”), and Altergy Systems (“Altergy”). EDI and Altergy were parties to a Supply and Distribution Agreement (the “SDA”) pursuant to which EDI was, among other things, granted the exclusive right to distribute and sell certain fuel cell products manufactured by Altergy for various applications throughout the United States. Commencing in 2011, various disputes arose and, because of the mandatory arbitration provision in the SDA, the parties moved forward with arbitration in August 2013.

After discovery, a hearing and post-hearing submissions by each party, on May 13, 2014, the arbitration panel issued an award in favor of Altergy. As a result, the arbitration panel concluded that Altergy should recover $58.2 million in net money damages from EDI.

On August 12, 2014, EDI, on behalf of itself and its affiliates, entered into a binding term sheet with Altergy that resolved the outstanding legal challenges related to this award. In accordance with the term sheet, in September 2014, EDI and Altergy entered into (a) a settlement agreement and release of claims pursuant to which EDI paid Altergy $40.0 million in settlement of this award, a separate proceeding related to certain rights of EDI as a shareholder of Altergy and related litigations and the parties granted the other a release and (b) a stock purchase agreement pursuant to which Altergy paid EDI $2.0 million to purchase EDI’s entire equity interest in Altergy. On September 16, 2014, courts in the respective jurisdictions had issued orders ending all of the ongoing litigation between EDI and Altergy. Since the full amount of the initial award of $58.2 million was recorded in the fourth quarter of fiscal 2014, the Company reversed approximately $16.2 million, net of professional fees, from this previously recorded legal proceedings charge during the second quarter of fiscal 2015. The Company also included the $2.0 million received in exchange for its equity interest in Altergy in the Consolidated Statements of Income in Other (income) expense, net during the second quarter of fiscal 2015. The Company had previously written off the carrying value of the investment of $5.0 million in the third quarter of fiscal 2014.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2015		Fiscal 2014		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Americas	$162.8	12.3%	$179.1	14.1%	$(16.3)	(9.1)%
EMEA	109.8	11.6	84.9	8.8	24.9	29.4
Asia	9.9	4.2	21.2	8.8	(11.3)	(53.2)
Subtotal	282.5	11.3	285.2	11.5	(2.7)	(0.9)
Restructuring and other exit charges-EMEA	(7.5)	(0.8)	(27.1)	(2.8)	19.6	(72.1)
Restructuring charges-Asia	(3.9)	(1.7)	(0.3)	(0.1)	(3.6)	NM
Impairment of goodwill and indefinite-lived intangibles-Americas	(23.1)	(1.8)	—	—	(23.1)	NM
Goodwill impairment charge-EMEA	(0.8)	(0.1)	—	—	(0.8)	NM
Goodwill impairment charge-Asia	—	—	(5.2)	(2.2)	5.2	NM
Legal proceedings (charge) reversal of legal accrual, net of fees-Americas	16.2	1.2	(58.2)	(4.6)	74.4	NM
Total	$263.4	10.5%	$194.4	7.9%	$69.0	35.4%
  NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Fiscal 2015 operating earnings of $263.4 million were $69.0 million higher than in fiscal 2014 and were 10.5% of sales. Fiscal 2015 operating earnings included $19.1 million in net restructuring, impairment charges and reversal of legal proceedings accrual compared to $90.8 million in fiscal 2014. Without these charges, operating earnings were $282.5 million or 11.3% of sales in fiscal 2015 compared to $285.2 million or 11.5% of sales in fiscal 2014, which reflects a relatively stable environment for revenues, pricing and commodity costs between the two fiscal years.

The Americas segment’s operating earnings, excluding the highlighted items discussed above, decreased $16.3 million or 9.1% in fiscal 2015 compared to fiscal 2014, with the operating margin decreasing 180 basis points to 12.3%. This decrease of operating margin in our Americas segment is primarily due to lower pricing for a single customer, our recent acquisition of Purcell, which has not delivered the accretion we had expected by this time, due primarily to the delay in capital spending in their enclosure programs by a large telecommunications customer, stock-based compensation and implementation costs relating to a new ERP system.

The EMEA segment’s operating earnings, excluding the highlighted items discussed above, increased $24.9 million or 29.4% in fiscal 2015 compared to fiscal 2014, with the operating margin increasing 280 basis points to 11.6%. Benefits of the restructuring programs on both production and operating expenses and better pricing and customer mix drove the improvements. This improvement in EMEA earnings primarily reflects improved market segment mix across the business, 4G expansion, strong reserve power demand in emerging markets and shifts to our premium TPPL solutions, further amplified by the execution of our restructuring programs.

Operating earnings in Asia, excluding the highlighted items discussed above, decreased $11.3 million or 53.2% in fiscal 2015 compared to fiscal 2014, with the operating margin decreasing by 460 basis points to 4.2% primarily due to costs associated with a temporary shut down at one of our plants in the PRC, transition to our new plant in the PRC, reduction in telecom sales in the PRC and adverse impact of currency translation in Australia and Japan.

Interest Expense

	Fiscal 2015		Fiscal 2014		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$19.7	0.8%	$17.1	0.7%	$2.6	14.8%

Interest expense of $19.7 million in fiscal 2015 (net of interest income of $1.3 million) was $2.6 million higher than the $17.1 million in fiscal 2014 (net of interest income of $1.0 million). The increase in interest expense in fiscal 2015 compared to fiscal 2014 was primarily due to higher average debt outstanding and increased accreted interest on the Convertible Notes partially offset by lower average interest rates.

Our average debt outstanding (including the average amount of the Convertible Notes discount of $5.6 million) was $422.5 million in fiscal 2015, compared to our average debt outstanding (including the average amount of the Convertible Notes discount of $13.5 million) of $236.9 million in fiscal 2014. Our average cash interest rate incurred in fiscal 2015 was 2.3% compared to 3.5% in fiscal 2014. This higher average debt outstanding is the result of our stock buy back program under which over $205 million of our shares were purchased during fiscal 2015.

Included in interest expense was non-cash, accreted interest on the Convertible Notes of $8.3 million in fiscal 2015 and $7.6 million in fiscal 2014. Also included in interest expense were non-cash charges related to amortization of deferred financing fees of $1.3 million in fiscal 2015 and $1.1 million in fiscal 2014.

Other (Income) Expense, Net

	Fiscal 2015		Fiscal 2014		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$(5.6)	(0.2)%	$13.6	0.6%	$(19.2)	NM
NM = not meaningful

Other (income) expense, net was income of $5.6 million in fiscal 2015 compared to expense of $13.6 million in fiscal 2014. The favorable impact in fiscal 2015 is mainly attributable to foreign currency gains of $5.0 million in fiscal 2015 compared to foreign currency losses in fiscal 2014 of $5.8 million due mainly to the impact of a strong U.S. dollar and a weak euro on our foreign exchange exposures. Also contributing to the favorable impact in fiscal 2015 is the receipt of $2.0 million in exchange for our equity interest in Altergy pursuant to the final legal settlement with Altergy compared to the write-off of $5.0 million relating to the carrying value of our investment in Altergy and $1.5 million relating to other charges in fiscal 2014.

Earnings Before Income Taxes

	Fiscal 2015		Fiscal 2014		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$249.3	9.9%	$163.7	6.6%	$85.6	52.3%

As a result of the factors discussed above, fiscal 2015 earnings before income taxes were $249.3 million, an increase of $85.6 million or 52.3% compared to fiscal 2014.

Income Tax Expense

	Fiscal 2015		Fiscal 2014		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$67.8	2.7%	$17.0	0.7%	$50.8	NM
Effective tax rate	27.2%		10.4%		16.8%

Our effective corporate income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The Company’s income tax provisions consist of federal, state and foreign income taxes. The effective income tax rate was 27.2% in fiscal 2015 compared to the fiscal 2014 effective income tax rate of 10.4%. The rate increase in fiscal 2015 as compared to fiscal 2014 is primarily due to the reversal of a previously recognized deferred tax valuation allowance related to one of our foreign subsidiaries of $24.9 million in fiscal 2014 and changes in the mix of earnings among tax jurisdictions, which were significantly impacted by a legal proceedings charge recorded in fiscal 2014. The fiscal 2015 effective income tax rate also includes an increase due to non-deductible goodwill impairment charges.

The fiscal 2015 foreign effective income tax rate on foreign pre-tax income of $173.0 million was 14.8%. The difference in the foreign effective tax rate versus the U.S. statutory rate of 35% is primarily attributable to lower tax rates in the foreign countries in which we operate. The fiscal 2014 foreign effective income tax rate on foreign pre-tax income of $116.0 million was a net benefit of 4.0%. The difference in the foreign effective tax rate versus the U.S. statutory rate of 35% is primarily due to a release of a valuation allowance in a European subsidiary combined with lower statutory tax rates in foreign countries. The foreign effective income tax rate of fiscal 2014 without the valuation allowance release was 17.5%, and is higher than the fiscal 2015 foreign effective income tax rate of 14.8% due to a change in mix of earnings between foreign jurisdictions.

Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2015 and fiscal 2014 and is taxed at approximately 7%.

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

Legal proceedings charge

In connection with the litigation involving Altergy, which is discussed in detail “- Results of Operations - Fiscal 2015 Compared to Fiscal 2014 - Legal proceedings charge/ (reversal of legal accrual, net of fees)” above, we recorded a $58.2 million legal proceedings charge in the fourth quarter of fiscal 2014 in connection with the related adverse arbitration result. This reflected the full amount of the award, which amounted to an after tax expense of approximately $35.7 million.

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

Operating Earnings
Operating earnings by segment were as follows:

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Americas	$179.1	14.1%	$171.7	15.3%	$7.4	4.2%
EMEA	84.9	8.8	64.2	6.9	20.7	32.6
Asia	21.2	8.8	21.2	9.4	—	0.3
Subtotal	285.2	11.5	257.1	11.3	28.1	11.0
Restructuring and other exit charges-EMEA	(27.1)	(2.8)	(4.5)	(0.5)	(22.6)	NM
Restructuring charges-Asia	(0.3)	(0.1)	(2.7)	(1.2)	2.4	NM
Legal proceedings charge-Americas	(58.2)	(4.6)	—	—	(58.2)	NM
Goodwill impairment charge-Asia	(5.2)	(2.2)	—	—	(5.2)	NM
Total	$194.4	7.9%	$249.9	11.0%	$(55.5)	(22.2)%
NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

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

The Americas segment’s operating earnings, excluding the highlighted items discussed above, increased $7.4 million or 4.2% in fiscal 2014, with the operating margin decreasing 120 basis points to 14.1%. This decrease of operating margin in our Americas segment was primarily due to an increase in commodity costs and unfavorable product mix partially offset by improved pricing and volume.

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

Interest expense of $17.1 million in fiscal 2014 (net of interest income of $1.0 million) was $1.6 million lower than the $18.7 million in fiscal 2013 (net of interest income of $1.4 million). The decrease in interest expense in fiscal 2014 compared to fiscal 2013 is primarily due to lower average interest rates and lower average debt outstanding, partially offset by increased accreted interest on the Convertible Notes.

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
NM = not meaningful

Other (income) expense, net was expense of $13.6 million in fiscal 2014 compared to expense of $0.9 million in fiscal 2013. The unfavorable impact in fiscal 2014 was mainly attributable to write-offs relating to non-operating assets and other charges of $6.5 million and higher foreign currency losses of $5.8 million compared to foreign currency losses of $1.9 million in fiscal 2013. The prior year also included insurance recoveries of $1.8 million.

Earnings Before Income Taxes

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$163.7	6.6%	$230.3	10.1%	$(66.6)	(28.9)%

As a result of the factors discussed above, fiscal 2014 earnings before income taxes were $163.7 million, a decrease of $66.6 million or 28.9% compared to fiscal 2013.

Income Tax Expense

	Fiscal 2014		Fiscal 2013		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$17.0	0.7%	$65.3	2.9%	$(48.3)	(74.0)%
Effective tax rate	10.4%		28.4%		(18.0)%

Our corporate effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The Company’s income tax provisions consist of federal, state and foreign income taxes. The effective income tax rate was 10.4% in fiscal 2014 compared to the fiscal 2013 effective tax rate of 28.4%. The rate decrease in fiscal 2014 as compared to fiscal 2013 was primarily due to the reversal of a previously recognized deferred tax valuation allowance related to one of our foreign subsidiaries of $24.9 million and changes in the mix of earnings among tax jurisdictions, which were significantly impacted by a legal proceedings charge recorded in fiscal 2014. The valuation allowance release was the result of an operational restructuring approved during fiscal 2014.

The fiscal 2014 foreign effective income tax rate on foreign pre-tax income of $116.0 million was a net benefit of 4.0%. The difference in the foreign effective tax rate versus the U.S. statutory rate of 35% was primarily attributable to a release of a valuation allowance in a European subsidiary combined with lower statutory rates in foreign countries. The foreign effective income tax rate without the valuation allowance release was 17.5%. The fiscal 2013 foreign effective income tax rate on foreign pre-tax income of $123.0 million was 13.8%. The difference in the foreign effective income tax rate versus the U.S. statutory rate of 35% was attributable to lower statutory rates in foreign countries.

Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2014 and fiscal 2013 and is taxed at approximately 7%.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2015, 2014 and 2013, were $268.9 million, $240.1 million and $249.3 million, respectively.

Cash provided by operating activities for fiscal 2015, 2014 and 2013, was $194.5 million, $193.6 million and $244.4 million, respectively.

During fiscal 2015, cash from operating activities was provided primarily from net earnings of $181.5 million, depreciation and amortization of $57.0 million, non-cash charges relating to write-off of goodwill and other assets of $23.9 million, deferred taxes of $31.9 million, stock-based compensation of $25.3 million, non-cash interest and restructuring charges of $9.5 million and $3.3 million, respectively, were partially offset by a non-cash gain of $2.0 million on disposition of our equity interest in Altergy and non-cash credits relating to the reversal of the remaining legal accrual of $16.2 million. Also partially offsetting our cash provided from operating activities was the increase in Primary Working Capital of $49.9 million, net of currency translation changes and our payment of $40.0 million towards the Altergy award, pursuant to the final legal settlement of the Altergy matter and accrued income tax expense of $15.5 million.

During fiscal 2014, cash from operating activities was provided primarily from net earnings of $146.7 million, depreciation and amortization of $54.0 million, non-cash charges relating to write-off of goodwill and other assets of $10.2 million, restructuring charges of $11.5 million, a net source of $25.6 million from non-cash interest expense and stock compensation, $90.3 million from other accrued, including the legal proceedings charge of $58.2 million, were partially offset by cash used for the increase in Primary Working Capital of $77.0 million and deferred taxes of $49.7 million, net of currency translation changes.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of Primary Working Capital to sales. Primary Working Capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary working capital percentage. Primary Working Capital was $636.6 million (yielding a Primary Working Capital percentage of 25.3%) at March 31, 2015 and $666.9 million (yielding a Primary Working Capital percentage of 25.1%) at March 31, 2014.
Primary Working Capital and Primary Working Capital percentages at March 31, 2015, 2014 and 2013 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital (%)
		(in millions)
2015	$518.2	$337.0	$(218.6)	$636.6	$2,519.6	25.3%
2014	564.6	361.8	(259.5)	666.9	2,661.0	25.1
2013	448.1	353.9	(249.3)	552.7	2,288.5	24.2

Cash used in investing activities for fiscal 2015, 2014 and 2013 was $59.6 million, $232.0 million and $55.1 million, respectively. Capital expenditures were $63.6 million, $62.0 million and $55.3 million in fiscal 2015, 2014 and 2013, respectively. Our current year’s capital spending focused primarily on manufacturing capacity expansion projects, the continuation of a new enterprise resource planning system ("ERP") for our Americas and Asia businesses and an office building expansion to our Reading, Pennsylvania offices.

There were no acquisitions during fiscal 2015. In fiscal 2014, our purchases of and investments in businesses were $171.5 million with three significant acquisitions comprising Purcell Systems Inc., a designer, manufacturer and marketer of thermally managed electronic equipment and battery cabinet enclosures, Quallion, LLC, a manufacturer of lithium ion cells and batteries for medical devices, defense, aviation and space, and UTS Holdings Sdn. Bhd. and its subsidiaries, a distributor of motive and reserve power battery products and services. There were no acquisitions during fiscal 2013.

Financing activities used cash of $59.3 million primarily due to revolver borrowings and repayments of $372.7 million and $322.7 million, respectively, and $150.0 million incremental term loan borrowing under the 2011 Credit Facility, purchase of treasury stock for $205.4 million and payment of cash dividends to our stockholders of $31.7 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $8.6 million. Net repayments on short-term debt were $11.9 million.

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

During fiscal 2013, we borrowed $246.0 million on our revolver and repaid $325.4 million. Borrowings on long-term debt and short-term debt were $5.6 million and $7.4 million, respectively, which were offset by repayments of long-term debt of $16.5 million in Asia. During fiscal 2013, we repurchased $22.6 million of our common stock. The exercise of stock options and the related tax benefits contributed $11.3 million in fiscal 2013.

As a result of the above, cash and cash equivalents increased $28.8 million from $240.1 million at March 31, 2014 to $268.9 million at March 31, 2015.

We currently are in compliance with all covenants and conditions under our credit agreements.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $465 million at March 31, 2015 to cover short-term liquidity requirements. Our 2011 Credit Facility is committed through

September 2018, as long as we continue to comply with the covenants and conditions of the credit facility agreement. Included in our available credit lines at March 31, 2015 is $323 million under our 2011 Credit Facility.

On May 7, 2015, the Company called for redemption of all of the Convertible Notes on June 8, 2015. For more information regarding the redemption of, and the Company’s offer to purchase all of, the Convertible Notes and the issuance in April 2015 of the $300 million of 5.00% senior notes due 2023, see “Item 1A. Risk Factors - Risk of accelerated conversion or required repurchase of Convertible Notes could adversely affect the Company’s liquidity” and “- Current Market Conditions - Liquidity and Capital Resources” above.

We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under our credit facilities will be sufficient to meet our liquidity needs, including normal levels of capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2015, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations *	$501.1	$7.5	$30.0	$163.6	$300.0
Short-term debt	19.7	19.7	—	—	—
Interest on debt *	130.3	17.9	35.0	31.1	46.3
Operating leases	66.9	19.9	24.8	14.9	7.3
Pension benefit payments and profit sharing	32.2	2.4	4.9	5.9	19.0
Restructuring	3.8	3.8	—	—	—
Capital spending commitments	76.7	76.7	—	—	—
Lead forward contracts	0.3	0.3	—	—	—
Purchase commitments	20.0	20.0	—	—	—
Capital lease obligations, including interest	0.3	0.3	—	—	—
Total	$851.3	$168.5	$94.7	$215.5	$372.6
* On April 23, 2015, the Company issued $300 million of Notes and has available to it the net proceeds from the sale of the Notes to redeem, settle, repurchase or otherwise repay and retire in full the principal of the Convertible Notes in cash, if it elects to do so. The Convertible Notes have been called for redemption on June 8, 2015. The above table reflects (i) the Notes and related interest payments beginning in fiscal 2016 and (ii) all of the Convertible Notes being retired in the first quarter of fiscal 2016.

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the above table.

Under our 2011 Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $3.9 million as of March 31, 2015.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. Shown below are the leverage ratios at March 31, 2015 and 2014, in connection with our 2011 Credit Facility.

The total net debt as defined under our 2011 Credit Facility is $392.3 million for fiscal 2015 and is 1.0 times adjusted EBITDA (non-GAAP) as described below.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) as per our 2011 Credit Facility:

	Fiscal 2015	Fiscal 2014
	(in millions, except ratios)
Net earnings as reported	$181.5	$146.7
Add back:
Depreciation and amortization	57.0	54.0
Interest expense	19.7	17.1
Income tax expense	67.8	17.0
EBITDA (non GAAP)(1)	$326.0	$234.8
Adjustments per credit agreement definitions(2)	52.6	43.9
Adjusted EBITDA (non-GAAP) per credit agreement	$378.6	$278.7
Total net debt(3)	$392.3	$224.9
Leverage ratios:
Total net debt/adjusted EBITDA ratio(4)	1.0 X	0.8 X
Maximum ratio permitted	3.25 X	3.25 X
Consolidated interest coverage ratio(5)	37.5 X	31.2 X
Minimum ratio required	4.5 X	4.5 X

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

(2)
The $52.6 million adjustment to EBITDA in fiscal 2015 primarily related to $25.3 million of non-cash stock compensation, $3.3 million of non-cash restructuring and other exit charges and $23.9 million of impairment of goodwill and indefinite-lived intangibles. The $43.9 million adjustment to EBITDA in fiscal 2014 primarily related to $16.7 million of non-cash stock compensation, $11.5 million of non-cash restructuring charges and $5.2 million of goodwill impairment charge and $5.0 million non-cash write-off of certain assets.

(3)
Debt includes capital lease obligations and letters of credit and is net of U.S. cash and cash equivalents and a portion of European cash investments, as defined in the 2011 Credit Facility. In fiscal 2015, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and foreign cash investments of $4 million and $124 million, respectively, and in fiscal 2014, $9 million and $100 million, respectively.

(4)
These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our 2011 Credit Facility.

(5)
As defined in the 2011 Credit Facility, for fiscal 2015 interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $9.5 million. For fiscal 2014, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $8.8 million and includes $0.7 million of interest rate swap contract settlements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements - Summary of Significant Accounting Policies for a description of certain recently issued accounting standards that were adopted or are pending adoption that would have a significant impact on our Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Related Party Transactions

None.

Sequential Quarterly Information

Fiscal 2015 and 2014 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2015 versus fiscal 2014 analysis previously discussed.

	Fiscal 2015				Fiscal 2014
	June 29, 2014 1st Qtr.	Sep. 28, 2014 2nd Qtr.	Dec. 28, 2014 3rd Qtr.	March 31, 2015 4th Qtr.	June 30, 2013 1st Qtr.	Sep. 29, 2013 2nd Qtr.	Dec. 29, 2013 3rd Qtr.	March 31, 2014 4th Qtr.
	(in millions, except share and per share amounts)
Net sales	$634.1	$629.9	$611.6	$629.9	$597.3	$568.8	$643.1	$665.2
Cost of goods sold	471.5	467.4	454.3	471.4	457.2	424.5	475.9	487.2
Gross profit	162.6	162.5	157.3	158.5	140.1	144.3	167.2	178.0
Operating expenses	89.1	96.9	86.2	86.2	77.1	82.2	90.1	95.0
Restructuring and other exit charges	1.8	1.8	2.4	5.4	0.4	1.1	13.0	12.9
Impairment of goodwill and indefinite-lived intangibles	—	—	—	23.9	—	—	5.2	—
Legal proceedings charge / (reversal of legal accrual, net of fees)	—	(16.2)	—	—	—	—	—	58.2
Operating earnings	71.7	80.0	68.7	43.0	62.6	61.0	58.9	11.9
Interest expense	4.9	4.3	5.0	5.5	4.3	4.1	4.6	4.1
Other (income) expense, net	1.0	(3.4)	(0.9)	(2.3)	2.3	0.5	8.2	2.6
Earnings before income taxes	65.8	79.1	64.6	39.8	56.0	56.4	46.1	5.2
Income tax expense (benefit)	16.7	22.5	15.3	13.3	15.6	15.2	(6.3)	(7.5)
Net earnings	49.1	56.6	49.3	26.5	40.4	41.2	52.4	12.7
Net gains (losses) attributable to noncontrolling interests	(0.1)	0.3	0.1	—	(0.4)	(0.2)	(2.9)	(0.1)
Net earnings attributable to EnerSys stockholders	$49.2	$56.3	$49.2	$26.5	$40.8	$41.4	$55.3	$12.8
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.05	$1.22	$1.09	$0.60	$0.85	$0.87	$1.17	$0.27
Diluted	$0.99	$1.16	$1.04	$0.57	$0.83	$0.84	$1.10	$0.26
Weighted-average number of common shares outstanding:
Basic	46,899,303	46,133,637	45,188,942	44,203,385	47,868,982	47,573,496	47,351,750	47,100,531
Diluted	49,726,238	48,537,276	47,368,173	46,579,230	49,304,944	49,405,818	50,214,782	50,227,076

Net Sales

Quarterly net sales by segment were as follows:

	Fiscal 2015				Fiscal 2014
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by segment:
Americas	$330.9	$333.2	$314.3	$344.0	$315.6	$287.7	$327.0	$337.3
EMEA	242.0	233.3	242.3	231.2	231.0	223.3	251.3	260.5
Asia	61.2	63.4	55.0	54.7	50.7	57.8	64.8	67.4
Total	$634.1	$629.9	$611.6	$629.9	$597.3	$568.8	$643.1	$665.2
Segment net sales as % of total:
Americas	52.2%	52.9%	51.4%	54.6%	52.8%	50.6%	50.8%	50.7%
EMEA	38.1	37.0	39.6	36.7	38.7	39.3	39.1	39.2
Asia	9.7	10.1	9.0	8.7	8.5	10.1	10.1	10.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly net sales by product line were as follows:

	Fiscal 2015				Fiscal 2014
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by product line:
Reserve power	$311.4	$315.5	$307.0	$318.8	$292.8	$279.5	$328.8	$333.4
Motive power	322.7	314.4	304.6	311.1	304.5	289.3	314.3	331.8
Total	$634.1	$629.9	$611.6	$629.9	$597.3	$568.8	$643.1	$665.2
Product line net sales as % of total:
Reserve power	49.1%	50.1%	50.2%	50.6%	49.0%	49.1%	51.1%	50.1%
Motive power	50.9	49.9	49.8	49.4	51.0	50.9	48.9	49.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates and raw material costs. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2015 are $1.5 million (pre-tax), therefore, there is minimal risk of nonperformance by these counterparties. Those contracts that result in an asset position at March 31, 2015 are
$5.3 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $3.4 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2015	$76.1	91.6	$0.83	19%
March 31, 2014	86.5	89.9	0.96	19
March 31, 2013	56.6	56.3	1.00	12

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead would have increased our annual cost of goods sold by approximately $61 million for the fiscal year ended March 31, 2015.

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

We quantify and monitor our global foreign currency exposures. Our largest foreign currency exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany financing and intercompany and third party trade transactions. On a selective basis, we enter into foreign currency forward contracts and purchase option contracts to reduce the impact from the volatility of currency movements; however, we cannot be certain that foreign currency fluctuations will not impact our operations in the future.

To hedge these exposures, we have entered into forward contracts and options with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of March 31, 2015 were $102.1 million. The details of contracts outstanding as of March 31, 2015 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$48.1	$/€	1.14	20%
Sell Euros for Polish zloty	22.1	PLN/€	4.25	18
Sell Euros for British pounds	16.2	£/€	0.77	38
Sell U.S. dollars for Mexican pesos	6.2	MXN/$	14.07	49
Sell Japanese Yen for U.S. dollars	4.2	¥/$	117.11	98
Sell Australian dollars for Euros	1.9	AUD/€	1.45	15
Sell Malaysian Ringgit for Euros	1.8	MYR/€	4.04	50
Sell Australian dollars for U.S. dollars	0.7	$/AUD	0.78	7
Other	0.9
Total	$102.1

(1)	Based on the fiscal year currency requirements for the year ended March 31, 2015.

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

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnerSys’ internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of EnerSys

We have audited EnerSys’ internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). EnerSys’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, EnerSys maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnerSys as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2015 of EnerSys and our report dated May 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 27, 2015

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$268,921	$240,103
Accounts receivable, net of allowance for doubtful accounts (2015–$7,562; 2014–$9,446)	518,165	564,584
Inventories, net	337,011	361,846
Deferred taxes	31,749	64,765
Prepaid and other current assets	77,572	69,402
Total current assets	1,233,418	1,300,700
Property, plant, and equipment, net	356,854	370,166
Goodwill	369,730	426,056
Other intangible assets, net	158,160	172,472
Deferred taxes	28,547	33,446
Other assets	16,338	19,018
Total assets	$2,163,047	$2,321,858
Liabilities and Equity
Current liabilities:
Short-term debt	$19,715	$33,814
Current portion of capital lease obligations	237	354
Accounts payable	218,574	259,484
Accrued expenses	193,262	284,902
Deferred taxes	1,583	2,849
Total current liabilities	433,371	581,403
Long-term debt	495,936	287,887
Capital lease obligations	37	245
Deferred taxes	99,398	101,149
Other liabilities	81,579	81,225
Total liabilities	1,110,321	1,051,909
Commitments and contingencies
Redeemable noncontrolling interests	6,956	8,047
Redeemable equity component of Convertible Notes	1,330	9,613
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2015 and at March 31, 2014	—	—
Common Stock, $0.01 par value, 135,000,000 shares authorized, 53,664,639 shares issued and 44,068,588 shares outstanding at March 31, 2015; 53,263,348 shares issued and 46,942,126 shares outstanding at March 31, 2014	537	532
Additional paid-in capital	525,967	500,254
Treasury stock at cost, 9,596,051 shares held as of March 31, 2015 and 6,321,222 shares held as of March 31, 2014	(376,005)	(170,643)
Retained earnings	997,376	848,414
Accumulated other comprehensive (loss) income	(108,975)	67,845
Total EnerSys stockholders’ equity	1,038,900	1,246,402
Nonredeemable noncontrolling interests	5,540	5,887
Total equity	1,044,440	1,252,289
Total liabilities and equity	$2,163,047	$2,321,858

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2015	2014	2013
Net sales	$2,505,512	$2,474,433	$2,277,559
Cost of goods sold	1,864,601	1,844,813	1,708,203
Gross profit	640,911	629,620	569,356
Operating expenses	358,381	344,421	312,324
Restructuring and other exit charges	11,436	27,326	7,164
Impairment of goodwill and indefinite-lived intangibles	23,946	5,179	—
Legal proceedings charge / (reversal of legal accrual, net of fees)	(16,233)	58,184	—
Operating earnings	263,381	194,510	249,868
Interest expense	19,644	17,105	18,719
Other (income) expense, net	(5,602)	13,658	916
Earnings before income taxes	249,339	163,747	230,233
Income tax expense	67,814	16,980	65,275
Net earnings	181,525	146,767	164,958
Net earnings (losses) attributable to noncontrolling interests	337	(3,561)	(1,550)
Net earnings attributable to EnerSys stockholders	$181,188	$150,328	$166,508
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.97	$3.17	$3.47
Diluted	$3.77	$3.02	$3.42
Dividends per common share	$0.70	$0.50	$—
Weighted-average number of common shares outstanding:
Basic	45,606,317	47,473,690	48,022,005
Diluted	48,052,729	49,788,155	48,635,449

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2015	2014	2013
Net earnings	$181,525	$146,767	$164,958
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	2,158	(1,421)	(2,007)
Pension funded status adjustment, net of tax	(8,512)	(2,038)	(4,187)
Foreign currency translation adjustment	(171,830)	29,339	(28,894)
Total other comprehensive income (loss), net of tax	(178,184)	25,880	(35,088)
Total comprehensive income	3,341	172,647	129,870
Comprehensive loss attributable to noncontrolling interests	(1,027)	(4,871)	(3,200)
Comprehensive income attributable to EnerSys stockholders	$4,368	$177,518	$133,070

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity

(In Thousands)	Preferred Stock	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total EnerSys Stockholders’ Equity	Non- redeemable Non- controlling Interests	Total Equity
Balance at March 31, 2012	$—	$522	$474,924	$(78,183)	$560,839	$74,093	$1,032,195	$8,620	$1,040,815
Stock-based compensation	—	—	14,737	—	—	—	14,737	—	14,737
Exercise of stock options	—	7	10,026	—	—	—	10,033	—	10,033
Tax benefit from stock options	—	—	1,351	—	—	—	1,351	—	1,351
Purchase of common stock	—	—	—	(22,593)	—	—	(22,593)	—	(22,593)
Purchase of noncontrolling interests	—	—	608	—	—	—	608	(2,739)	(2,131)
Proceeds from noncontrolling interests	—	—	—	—	—	—	—	613	613
Net earnings (excluding $1,429 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	166,508	—	166,508	(121)	166,387
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $1,195)	—	—	—	—	—	(4,187)	(4,187)	—	(4,187)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,134)	—	—	—	—	—	(2,007)	(2,007)	—	(2,007)
Foreign currency translation adjustment (excludes ($1,159) related to redeemable noncontrolling interests)	—	—	—	—	—	(27,244)	(27,244)	(491)	(27,735)
Balance at March 31, 2013	$—	$529	$501,646	$(100,776)	$727,347	$40,655	$1,169,401	$5,882	$1,175,283
Stock-based compensation	—	—	16,742	—	—	—	16,742	—	16,742
Exercise of stock options (taxes paid related to net share settlement of equity awards), net	—	3	(7,873)	—	—	—	(7,870)	—	(7,870)
Tax benefit from stock options	—	—	1,612	—	—	—	1,612	—	1,612
Purchase of common stock	—	—	—	(69,867)	—	—	(69,867)	—	(69,867)
Purchase of noncontrolling interests	—	—	(2,866)	—	—	—	(2,866)	—	(2,866)
Reclassification of debt conversion feature	—	—	(9,613)	—	—	—	(9,613)	—	(9,613)
Net earnings (excluding $3,536 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	150,328	—	150,328	(25)	150,303
Dividends ($0.50 per common share)	—	—	606	—	(24,287)	—	(23,681)	—	(23,681)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	—	(4,974)	—	(4,974)	—	(4,974)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $26)	—	—	—	—	—	(2,038)	(2,038)	—	(2,038)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $834)	—	—	—	—	—	(1,421)	(1,421)	—	(1,421)
Foreign currency translation adjustment (excludes ($1,340) related to redeemable noncontrolling interests)	—	—	—	—	—	30,649	30,649	30	30,679
Balance at March 31, 2014	$—	$532	$500,254	$(170,643)	$848,414	$67,845	$1,246,402	$5,887	$1,252,289
Stock-based compensation	—	—	25,259	—	—	—	25,259	—	25,259
Exercise of stock options (taxes paid related to net share settlement of equity awards), net	—	5	(12,676)	—	—	—	(12,671)	—	(12,671)
Tax benefit from stock options	—	—	4,071	—	—	—	4,071	—	4,071
Purchase of common stock	—	—	—	(205,362)	—	—	(205,362)	—	(205,362)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(119)	(119)
Reclassification of debt conversion feature	—	—	8,283	—	—	—	8,283	—	8,283
Other	—	—	(3)	—	—	—	(3)	—	(3)
Net earnings (excluding $191 of earnings attributable to redeemable noncontrolling interests)	—	—	—	—	181,188	—	181,188	146	181,334
Dividends ($0.70 per common share)	—	—	779	—	(32,518)	—	(31,739)	—	(31,739)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	—	292	—	292	—	292
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $3,250)	—	—	—	—	—	(8,512)	(8,512)	—	(8,512)
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,266)	—	—	—	—	—	2,158	2,158	—	2,158
Foreign currency translation adjustment (excludes ($990) related to redeemable noncontrolling interests)	—	—	—	—	—	(170,466)	(170,466)	(374)	(170,840)
Balance at March 31, 2015	$—	$537	$525,967	$(376,005)	$997,376	$(108,975)	$1,038,900	$5,540	$1,044,440
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2015	2014	2013
Cash flows from operating activities
Net earnings	$181,525	$146,767	$164,958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57,040	53,972	50,502
Write-off of assets related to restructuring	3,349	11,497	3,689
(Gain) on disposition of equity interest in Altergy / write-off of investment in Altergy	(2,000)	5,000	—
Impairment of goodwill and indefinite-lived intangibles	23,946	5,179	—
Derivatives not designated in hedging relationships:
Net (gains) losses	(972)	188	(2,496)
Cash proceeds (settlements)	654	(703)	(851)
Provision for doubtful accounts	1,125	907	998
Deferred income taxes	31,886	(49,748)	1,673
Reversal of legal accrual, net of fees - See Note 18	(16,233)	—	—
Non-cash interest expense	9,546	8,826	8,492
Stock-based compensation	25,259	16,742	14,737
Loss (gain) on disposal of fixed assets	8	(100)	170
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,250)	(70,134)	5,421
Inventory	(10,153)	8,144	(921)
Prepaid and other current assets	(18,998)	(7,669)	(15,754)
Other assets	701	(1,347)	3,293
Accounts payable	(26,500)	(14,979)	5,370
Accrued expenses	(64,147)	90,339	2,997
Other liabilities	11,685	(9,260)	2,122
Net cash provided by operating activities	194,471	193,621	244,400
Cash flows from investing activities
Capital expenditures	(63,625)	(61,995)	(55,286)
Purchase of businesses, net of cash acquired	—	(171,528)	—
Proceeds from disposition of equity interest in Altergy	2,000	—	—
Proceeds from disposal of property, plant, and equipment and other assets	2,009	1,518	194
Net cash used in investing activities	(59,616)	(232,005)	(55,092)
Cash flows from financing activities
Net (decrease) increase in short-term debt	(11,923)	8,458	7,435
Proceeds from revolving credit borrowings	372,700	251,900	246,050
Repayments of revolving credit borrowings	(322,700)	(126,900)	(325,450)
Proceeds from long-term debt—other	150,000	—	5,556
Payments of long-term debt—other	—	—	(16,468)
Repurchase of Convertible Notes	(234)	—	—
Deferred financing fees	(1,076)	(853)	—
Capital lease obligations and other	(260)	(404)	(358)
Option proceeds (taxes paid related to net share settlement of equity awards), net	(12,671)	(7,871)	10,033
Excess tax benefits from exercise of stock options and vesting of equity awards	4,071	1,612	1,351
Purchase of treasury stock	(205,362)	(69,867)	(22,593)
Dividends paid to stockholders	(31,739)	(23,681)	—
Payment of deferred purchase consideration	—	(4,820)	—
Purchase of noncontrolling interests	(119)	(6,012)	(2,131)
Proceeds from noncontrolling interests	—	—	613
Net cash (used in) provided by financing activities	(59,313)	21,562	(95,962)
Effect of exchange rate changes on cash and cash equivalents	(46,724)	7,577	(4,488)
Net increase (decrease) in cash and cash equivalents	28,818	(9,245)	88,858
Cash and cash equivalents at beginning of year	240,103	249,348	160,490
Cash and cash equivalents at end of year	$268,921	$240,103	$249,348

See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2015
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

Goodwill impairment test involves a two-step process. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

The Company estimates the fair value of its reporting units using a weighting of fair values derived from both the income approach and the market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The weighting of the fair value derived from the market approach ranges from 0% to 50% depending on the level of comparability of these publicly-traded companies to the reporting unit.

In order to assess the reasonableness of the calculated fair values of its reporting units, the Company also compares the sum of the reporting units' fair values to its market capitalization and calculates an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). The Company evaluates the control premium by comparing it to control premiums of recent comparable market transactions.

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

Environmental Expenditures

The Company records a loss and establishes a reserve for environmental remediation liabilities when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts existing and proposed technology, the identification of other potentially responsible parties, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management’s judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum probable loss is accrued.

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

Market risk is the potential loss the Company and its subsidiaries may incur as a result of price changes associated with a particular financial or commodity instrument. The Company utilizes forward contracts, options, and swaps as part of its risk management strategies, to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, interest rates and/or foreign currency exchange rates. All derivatives are recognized on the balance sheet at their fair value, unless they qualify for Normal Purchase Normal Sale.

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

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2015 and 2014.

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

Market Share Units and Performance Market Share Units

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

The fair value of the performance market share units is estimated at the date of grant using a Monte Carlo Simulation. A participant may earn based on the total shareholder return (the "TSR") of the Company's common stock over a three-year period ranging from 0% to 200% of the number of performance market share units granted. The awards will cliff vest on the 3rd anniversary of the grant date. The TSR is calculated by dividing the 90-calendar day average price at end of the period and the reinvested dividends thereon by the 90-calendar day average price at start of the period.The maximum number of awards earned is capped at 200% of the target award. Additionally, no payout will be awarded in the event that the TSR at the vesting date reflects less than a 25% return from the average price at the grant date. The 90-calendar day average prices immediately preceding the beginning and the end of the performance period are used to calculate TSR. Performance market share units are similar to the market share units except that the performance schedule is more difficult to achieve.

The Company recognizes compensation expense using the straight-line method over the life of the market share units and performance market share units except for those issued to certain retirement-eligible participants, which are expensed on an accelerated basis.

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
Stock Options

The fair value of the options granted is estimated at the date of grant using the Black-Scholes option-pricing model utilizing assumptions based on historical data and current market data. The assumptions include expected term of the options, risk-free interest rate, expected volatility, and dividend yield. The expected term represents the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior. The risk-free rate is based on the rate at the grant date of zero-coupon U.S. Treasury Notes with a term equal to the expected term of the option. Expected volatility is estimated using historical volatility rates based on historical weekly price changes over a term equal to the expected term of the options. The Company’s dividend yield is based on historical data. The Company recognizes compensation expense using the straight-line method over the vesting period of the options except for those issued to certain retirement-eligible participants, which are expensed on an accelerated basis.

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2015, 2014 and 2013, the Company had outstanding stock options, restricted stock units, market share units, performance market share units and Convertible Notes, which could potentially dilute basic earnings per share in the future.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). However, the FASB has proposed a one-year deferral of the effective date, which is currently subject to approval. The guidance permits the use of either a full retrospective or modified retrospective transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on the consolidated financial position, results of operations and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update and amortization of the costs will continue to be reported as interest expense. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company does not expect this standard to have a significant impact on its consolidated financial statements and has not yet concluded whether it will adopt ASU 2015-03 prior to the effective date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

There were no acquisitions in fiscal 2015, however, the Company finalized purchase accounting for acquisitions made in fiscal 2014.

In fiscal 2014, the Company completed two acquisitions in the Americas and one in Asia, using both cash on hand and borrowings under the 2011 Credit Facility.

The Company completed the acquisition of Purcell Systems, Inc., a designer, manufacturer and marketer of thermally managed electronic equipment and battery cabinet enclosures, headquartered in Spokane, Washington, for $119,540, net of cash acquired. The Company acquired tangible and intangible assets, including trademarks, technology, customer relationships and goodwill. Based on the final valuation, trademarks were valued at $16,800, technology at $7,900, customer relationships at $35,700, and goodwill was recorded at $50,889. The useful lives of technology and customer lists were estimated at 10 and 9 years, respectively. Trademarks were considered to be indefinite-lived assets.

On October 28, 2013, the Company completed the acquisition of Quallion, LLC, a manufacturer of lithium ion cells and batteries for medical devices, defense, aviation and space, headquartered in Sylmar, California, for $25,800, net of cash acquired. The Company acquired tangible and intangible assets, in connection with the acquisition, including trademarks, technology, customer relationships and goodwill. Based on the final valuation, trademarks were valued at $500, technology at $4,400, customer relationships at $3,400, and goodwill was recorded at $13,502. The useful lives of technology and customer relationships were estimated at 20 and 14 years, respectively. Trademarks were considered to be indefinite-lived assets.
On January 27, 2014, the Company completed the acquisition of UTS Holdings Sdn. Bhd. and its subsidiaries, a distributor of motive and reserve power battery products and services, headquartered in Kuala Lumpur, Malaysia, for $25,332, net of cash acquired. The Company acquired tangible and intangible assets, including trademarks, customer relationships and goodwill. Based on the final valuation, trademarks were valued at $1,410, non-compete at $160, customer relationships at $3,200 and goodwill was recorded at $10,796. The useful life of customer relationships was estimated at 8 years and trademarks were considered to be indefinite-lived assets.

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

3. Inventories

Inventories, net consist of:

	March 31,
	2015	2014
Raw materials	$82,954	$87,469
Work-in-process	106,196	116,124
Finished goods	147,861	158,253
Total	$337,011	$361,846

Inventory reserves for obsolescence and other estimated losses, mainly relating to finished goods, were $20,242 and $20,316 at March 31, 2015 and 2014, respectively, and have been included in the net amounts shown above.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2015	2014
Land, buildings, and improvements	$224,617	$226,008
Machinery and equipment	546,513	576,729
Construction in progress	48,889	35,463
	820,019	838,200
Less accumulated depreciation	(463,165)	(468,034)
Total	$356,854	$370,166

Depreciation expense for the fiscal years ended March 31, 2015, 2014 and 2013 totaled $49,261, $49,693, and $47,876, respectively. Interest capitalized in connection with major capital expenditures amounted to $1,989, $1,046, and $619 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

5. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2015			2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$100,546	$(953)	$99,593	$104,917	$(953)	$103,964
Finite-lived intangible assets:
Customer relationships	55,482	(12,377)	43,105	55,505	(6,729)	48,776
Non-compete	2,680	(2,155)	525	2,581	(1,822)	759
Patents	17,049	(3,642)	13,407	17,592	(2,073)	15,519
Trademarks	2,004	(898)	1,106	2,004	(813)	1,191
Licenses	1,482	(1,058)	424	3,177	(914)	2,263
Total	$179,243	$(21,083)	$158,160	$185,776	$(13,304)	$172,472

The Company’s amortization expense related to finite-lived intangible assets was $7,779, $4,279, and $2,626, for the years ended March 31, 2015, 2014 and 2013, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2015, is $7,476 in 2016, $7,246 in 2017, $6,921 in 2018, $6,859 in 2019 and $6,648 in 2020.

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Fiscal year ended March 31, 2015
	Americas	EMEA	Asia	Total
Balance at beginning of year	$215,630	$177,586	$32,840	$426,056
Adjustments related to the finalization of purchase accounting for fiscal 2014 acquisitions	(3,256)	—	1,542	(1,714)
Goodwill impairment charge	(19,621)	(750)	—	(20,371)
Foreign currency translation adjustment	(2,432)	(29,874)	(1,935)	(34,241)
Balance at end of year	$190,321	$146,962	$32,447	$369,730

	Fiscal year ended March 31, 2014
	Americas	EMEA	Asia	Total
Balance at beginning of year	$150,031	$166,708	$28,760	$345,499
Goodwill acquired during the year	67,912	—	9,254	77,166
Goodwill impairment charge	—	—	(5,179)	(5,179)
Foreign currency translation adjustment	(2,313)	10,878	5	8,570
Balance at end of year	$215,630	$177,586	$32,840	$426,056

A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

	March 31, 2015
	Americas	EMEA	Asia	Total
Gross carrying value	$209,942	$147,712	$37,626	$395,280
Accumulated goodwill impairment charges	(19,621)	(750)	(5,179)	(25,550)
Net book value	$190,321	$146,962	$32,447	$369,730

	March 31, 2014
	Americas	EMEA	Asia	Total
Gross carrying value	$215,630	$177,586	$38,019	$431,235
Accumulated goodwill impairment charges	—	—	(5,179)	(5,179)
Net book value	$215,630	$177,586	$32,840	$426,056

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

In the fourth quarter of fiscal 2015, the Company conducted step one of the annual goodwill impairment test which indicated that the fair values of two of its reporting units - Purcell and Quallion/ABSL US in the Americas - were less than their respective carrying values, and the Company proceeded to perform step two of the goodwill impairment analysis.

Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. This allocation process is performed only for the purposes of measuring the goodwill impairment, and not to adjust the carrying values of the recognized tangible assets and liabilities, other than indefinite-lived assets. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an impairment loss. Based on the aforementioned analysis, the implied fair value of goodwill was lower than the carrying value of the goodwill for the Purcell and Quallion/ABSL US reporting units in the Americas operating segment.

The Company recorded a non-cash charge of $20,371 related to goodwill impairment in the Americas and EMEA operating segments and $3,575 related to impairment of indefinite-lived trademarks in the Americas under the caption "Impairment of goodwill and other indefinite-lived intangibles" in the Consolidated Statements of Income.

The key factors contributing to the impairments were that both reporting units were recent acquisitions that have not performed to management's expectations. In the case of Purcell, sales were negatively impacted by the slowdown in the enclosure business resulting from lower capital spending by a major customer in the telecommunications market. In the case of Quallion/ABSL US, the cancellation of certain programs with a major contractor serving the aerospace and defense markets resulted in poor performance. The sales levels began to decline in the second quarter of fiscal 2015, and despite management's initial expectation that the declines were temporary, their downward trend continued through the end of fiscal 2015.

In fiscal 2014, the Company determined that the fair value of its subsidiary in India, which was acquired in fiscal 2012, was less than its carrying amount based on the Company's analysis of the estimated future expected cash flows the Company anticipated from the operations of this subsidiary. Accordingly, the Company recorded a non-cash charge of $5,179 for goodwill impairment relating to this subsidiary.

The Company estimated tax-deductible goodwill to be approximately $24,446 and $28,126 as of March 31, 2015 and 2014, respectively.

6. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2015	2014
Prepaid non-income taxes	$19,231	$25,120
Prepaid income taxes	30,577	23,762
Non-trade receivables	4,050	4,435
Other	23,714	16,085
Total	$77,572	$69,402

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2015	2014
Payroll and benefits	$47,323	$62,518
Legal proceedings - Altergy	—	58,184
Accrued selling expenses	31,269	30,963
Income taxes payable	17,721	27,116
Warranty	18,285	17,577
Freight	14,315	14,700
VAT and other non-income taxes	8,657	12,789
Deferred income	12,188	10,839
Restructuring	3,820	8,414
Lead forward contracts	341	2,371
Interest	1,970	1,980
Pension	1,226	1,602
Other	36,147	35,849
Total	$193,262	$284,902

8. Debt

Summary of Long-Term Debt

The following summarizes the Company’s long-term debt:

	March 31,
	2015	2014
2011 Credit Facility, due 2018	$325,000	$125,000
3.375% Convertible Notes, net of discount, due 2038	170,936	162,887
	495,936	287,887
Less current portion	—	—
Total long-term debt	$495,936	$287,887

2011 Senior Secured Credit Facility

In July 2014, the Company amended its existing senior secured revolving credit facility (as amended, the "2011 Credit Facility") while also entering into an Incremental Commitment Agreement pursuant to which certain banks agreed to provide incremental term loan commitments of $150,000 and incremental revolving commitments of $150,000. Pursuant to these changes, the 2011 Credit Facility is now comprised of a $500,000 senior secured revolving credit facility and a $150,000 senior secured incremental term loan (the "Term Loan") that matures on September 30, 2018. The Term Loan is payable in quarterly installments of $1,875 beginning June 30, 2015 and $3,750 beginning June 30, 2016 with a final payment of $108,750 on September 30, 2018. The 2011 Credit Facility may be increased by an aggregate amount of $300,000 in revolving commitments and/or one or more new tranches of term loans, under certain conditions. Both revolving loans and the Term Loan under the 2011 Credit Facility will bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus between 1.25% and 1.75% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which is the highest of (a) the Bank of America prime rate, and (b) the Federal Funds Effective Rate) plus between 0.25% and 0.75% (based on the Company’s consolidated net leverage ratio).
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

There are no prepayment penalties on loans under the 2011 Credit Facility. The Company had $175,000 revolver borrowings and $150,000 Term Loan borrowings outstanding under its 2011 Credit Facility as of March 31, 2015.

The current portion of the Term Loan of $7,500 is classified as long-term debt as the Company expects to refinance the quarterly payments beginning June 30, 2015 with revolver borrowings under its 2011 Credit Facility.

Senior Unsecured 3.375% Convertible Notes

On May 28, 2008, the Company completed a registered offering of $172,500 aggregate principal amount of senior unsecured 3.375% Convertible Notes Due 2038 (the “Convertible Notes”) (see prospectus and supplemental indenture dated May 28, 2008). The Company received net proceeds of $168,200 after the deduction of commissions and offering expenses. The Company used all of the net proceeds to repay a portion of its then existing senior secured credit facility.

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

The Convertible Notes require the semi annual payment of interest in arrears on June 1 and December 1 of each year beginning December 1, 2008, at 3.375% per annum on the principal amount outstanding. The Convertible Notes will accrete principal on June 1, 2015. While the Convertible Notes have a maturity date of June 1, 2038, on May 7, 2015, the Company announced that it had called for redemption all of the Convertible Notes on June 8, 2015, at a price equal to $1,000.66 per $1,000 original principal amount of Convertible Notes, which is equal to 100% of the accreted principal amount of the Convertible Notes being repurchased plus accrued and unpaid interest. Holders are permitted to convert their Convertible Notes at their option on or before June 5, 2015.

When issued, the initial conversion rate was 24.6305 shares of the Company's common stock per one thousand dollars in principal amount of Convertible Notes, which was equivalent to an initial conversion price of $40.60 per share. The conversion rate as of May 7, 2015, the date the Company filed a notice of redemption, was 25.1086 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes which equated to $39.83 per share, due to the cumulative impact of cash dividends paid on the Company's common stock. Based on this conversion rate, the number of shares to be delivered upon conversion is 4,325,031. The conversion price is subject to adjustment under certain circumstances. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any premium on the Convertible Notes in cash, shares of EnerSys common stock or a combination of cash and shares.

On April 23, 2015, the Company issued $300,000 in aggregate principal amount of its 5.00% Senior Notes due 2023 (the “Notes”). The Company intends to use the net proceeds from the sale of the Notes to redeem, settle, repurchase or otherwise repay and retire in full the $172,266 principal amount of the Company’s outstanding 3.375% Convertible Notes due 2038 with the remaining net proceeds to be used to pay the premium on the Convertible Notes, partially repay outstanding revolving loans under its existing senior secured credit facilities and/or for general corporate purposes. The Notes bear interest at a rate of 5.00% per annum accruing from April 23, 2015. Interest is payable semiannually in arrears on April 30 and October 30 of each year, commencing on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by each of its subsidiaries that are guarantors under the 2011 Credit Facility (the "Guarantors"). The Guarantees are unsecured and unsubordinated obligations of the Guarantors.

The carrying value of the Convertible Notes of $170,936 continues to be reported as long-term debt on the Consolidated Balance Sheet as of March 31, 2015 as the Company intends to pay the principal amount together with any accrued and unpaid interest by using on the net proceeds from the Notes and the 2011 Credit Facility and may pay the premium on the Convertible Notes with cash or shares of the Company's common stock or a combination of both cash or shares. No gain or loss was recognized when the debt became convertible. The estimated fair value of the Convertible Notes was approximately $277,348 as of March 31, 2015.

At any time after June 6, 2015, the Company may at its option redeem the Convertible Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of Convertible Notes to be redeemed, plus any accrued and unpaid interest. As permitted and as discussed above, on May 7, 2015, the Company filed a notice of redemption for all of the Convertible Notes with a redemption date of June 8, 2015. The Company has offered (the “Offer”) to purchase all of the outstanding Convertible Notes in cash at a purchase price of $1,000 original principal amount of Convertible Notes, with such offer expiring on May 29, 2015. The Company will redeem the Convertible Notes unless the holders either (a) exercise their conversion rights on or before June 5, 2015 or (b) have their Convertible Notes repurchased by the Company pursuant to the terms and conditions of the Offer.

Upon becoming convertible, a portion of the equity component that was recorded upon the issuance of the Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Consolidated Balance Sheet. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. As the holders of the Convertible Notes will be paid in cash for the principal amount and paid in cash or issued shares or a combination of cash and shares for the remaining value of the Convertible Notes, the reclassification into temporary equity as of March 31, 2015 was $1,330 based on the Convertible Notes principal of $172,266 and the carrying value of $170,936. If the Convertible Notes are settled during the first quarter of fiscal 2016, an amount equal to the fair value of the liability component immediately prior to the settlement will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction of EnerSys stockholders’ equity, including the amount classified as temporary equity.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of March 31, 2015 and 2014, respectively:

	March 31,
	2015	2014
Principal	$172,266	$172,500
Unamortized discount	(1,330)	(9,613)
Net carrying amount	$170,936	$162,887

As of March 31, 2015, the remaining discount will be amortized during the first quarter of fiscal 2016.
The effective interest rate on the liability component of the Convertible Notes is 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $8,283, $7,614 and $7,001, respectively, for the fiscal years ended March 31, 2015, 2014 and 2013.

The Company paid $10,088, $8,490 and $10,056, net of interest received, for interest during the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

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

Short-Term Debt

As of March 31, 2015 and 2014, the Company had $19,715 and $33,814, respectively, of short-term borrowings from banks. The weighted-average interest rates on these borrowings were approximately 10% and 7% for fiscal years ended March 31, 2015 and 2014, respectively.

Letters of Credit

As of March 31, 2015 and 2014, the Company had $3,862 and $1,653, respectively, of standby letters of credit outstanding under the 2011 Credit Facility and other credit arrangements.

Deferred Financing Fees

Deferred financing fees, net of accumulated amortization, totaled $2,712 and $2,899 as of March 31, 2015 and 2014, respectively. Amortization expense, relating to deferred financing fees, included in interest expense was $1,263, $1,141, and $1,279 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Available Lines of Credit

As of March 31, 2015 and 2014, the Company had available and undrawn, under all its lines of credit, $464,733 and $360,275, respectively, including $141,533 and $136,525, respectively, of uncommitted lines of credit as of March 31, 2015 and March 31, 2014.

9. Leases

The Company’s future minimum lease payments under operating leases that have noncancelable terms in excess of one year as of March 31, 2015 are as follows:

Operating Leases
2016	$19,923
2017	14,307
2018	10,513
2019	7,861
2020	7,007
Thereafter	7,329
Total minimum lease payments	$66,940

Rental expense was $35,974, $34,923, and $33,090 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

10. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2015	2014
Pension	$42,144	$37,900
Warranty	21,525	22,849
Liability for uncertain tax benefits	3,796	4,265
Deferred income	6,564	7,012
Other	7,550	9,199
Total	$81,579	$81,225

11. Fair Value Measurements

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities), measured at fair value on a recurring basis as of March 31, 2015 and March 31, 2014 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(341)	$—	$(341)	$—
Foreign currency forward contracts	4,155	—	4,155	—
Total derivatives	$3,814	$—	$3,814	$—

	Total Fair Value Measurement March 31, 2014	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(2,371)	$—	$(2,371)	$—
Foreign currency forward contracts	113	—	113	—
Total derivatives	$(2,258)	$—	$(2,258)	$—

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

The fair value of the Company’s short-term debt and borrowings under the 2011 Credit Facility (as defined in Note 8), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The Company's 3.375% Convertible Notes, with an original face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On March 31, 2015, the Company’s stock price closed at $64.24 per share. The conversion rate as of May 7, 2015, the date when the the Company filed a notice of redemption was 25.1086 shares of the Company's common stock per one thousand dollars in principal amount of the Convertible Notes which equated to $39.83 per share. The conversion rate may be adjusted in accordance with the terms of the Convertible Notes and the indenture under which the Convertible Notes were issued. The fair value of these notes represent the trading values based upon quoted market prices and are classified as Level 2. The Convertible Notes were trading at 161% of face value on March 31, 2015, and 175% of face value on March 31, 2014. See Note 8 for further details.

The carrying amounts and estimated fair values of the Company’s derivatives and Convertible Notes at March 31, 2015 and 2014 were as follows:

	March 31, 2015				March 31, 2014
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives(1)	$4,155		$4,155		$113		$113
Financial liabilities:
Convertible Notes	$170,936	(2)	$277,348	(3)	$162,887	(2)	$301,875	(3)
Derivatives(1)	341		341		2,371		2,371

(1)	Represents lead and foreign currency hedges (see Note 12 for asset and liability positions of the lead and foreign currency hedges at March 31, 2015 and March 31, 2014).

(2)
The carrying amounts of the Convertible Notes at March 31, 2015 and March 31, 2014 represent the $172,266 and $172,500 principal balance, respectively, less the unamortized debt discount (see Note 8 for further details).

(3)	The fair value amounts at March 31, 2015 and March 31, 2014 represent the trading values of the Convertible Notes with a principal balance of $172,266 and $172,500, respectively.

Non-recurring fair value measurements

The valuation of goodwill and other intangible assets is based on information and assumptions available to the Company at the time of acquisition, using income and market approaches to determine fair value. The Company tests goodwill and other intangible assets annually for impairment, or when indications of potential impairment exist (see Note 1).

Goodwill is tested for impairment by determining the fair value of the Company’s reporting units. The unobservable inputs used to measure the fair value of the reporting units include projected growth rates, profitability, and the risk factor premium added to the discount rate. The remeasurement of goodwill is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using company-specific information.

The inputs used to measure the fair value of other intangible assets were largely unobservable and accordingly were also classified as Level 3. The fair value of indefinite-lived assets, such as trademarks, is based on the royalties saved that would have been paid to a third party had the Company not owned the trademark. The Company used royalty rates ranging between 1%-2.5% based on comparable market rates, and used discount rates ranging between 19%-23.5%.

The fair value of other intangible assets was estimated using the income approach, based on cash flow projections of revenue growth rates, taking into consideration industry and market conditions.

Indefinite-lived trademarks associated with Purcell and Quallion/ABSL US were recorded during the fourth quarter of fiscal 2015 at fair value on a nonrecurring basis at $13,300 and $1,070, respectively, and the remeasurement resulted in an aggregate impairment charge of $3,575 which is included under the caption "Impairment of goodwill and other indefinite-lived assets" in the Consolidated Statements of Income.

12. Derivative Financial Instruments

The Company utilizes derivative instruments to reduce its exposure to fluctuations in commodity prices and foreign exchange rates, under established procedures and controls. The Company does not enter into derivative contracts for speculative purposes. The Company’s agreements are with creditworthy financial institutions and the Company anticipates performance by counterparties to these contracts and therefore no material loss is expected.

Derivatives in Cash Flow Hedging Relationships

Lead Hedge Forward Contracts

The Company enters into lead hedge forward contracts to fix the price for a portion of its lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at March 31, 2015 and 2014 were 91.6 million pounds and 89.9 million pounds, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2015 and 2014, the Company had entered into a total of $75,878 and $70,332, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $165 of net pretax loss relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Statement of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2015 and 2014, the notional amount of these contracts was $26,246 and $22,461, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2015 and 2014

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Prepaid and other current assets
Foreign currency forward contracts	$3,735	$12	$420	$101
Total assets	$3,735	$12	$420	$101
Accrued expenses
Lead hedge forward contracts	$341	$2,371	$—	$—
Total liabilities	$341	$2,371	$—	$—

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge forward contracts	$(7,743)	Cost of goods sold	$(4,347)
Foreign currency forward contracts	8,206	Cost of goods sold	1,386
Total	$463		$(2,961)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$972
Total		$972

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge forward contracts	$(1,562)	Cost of goods sold	$718
Foreign currency forward contracts	(682)	Cost of goods sold	(707)
Total	$(2,244)		$11

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(188)
Total		$(188)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2013

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge forward contracts	$1,623	Cost of goods sold	$3,309
Foreign currency forward contracts	248	Cost of goods sold	1,703
Total	$1,871		$5,012

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Interest rate swap contracts	Other (income) expense, net	$(101)
Foreign currency forward contracts	Other (income) expense, net	2,597
Total		$2,496

13. Income Taxes

Income tax expense is composed of the following:

	Fiscal year ended March 31,
	2015	2014	2013
Current:
Federal	$12,299	$41,256	$38,480
State	3,044	2,845	5,684
Foreign	20,585	22,627	19,438
Total current	35,928	66,728	63,602
Deferred:
Federal	25,113	(18,410)	3,915
State	1,771	(4,088)	214
Foreign	5,002	(27,250)	(2,456)
Total deferred	31,886	(49,748)	1,673
Income tax expense	$67,814	$16,980	$65,275

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2015	2014	2013
United States	$76,327	$47,753	$107,191
Foreign	173,012	115,994	123,042
Earnings before income taxes	$249,339	$163,747	$230,233

Income taxes paid by the Company for the fiscal years ended March 31, 2015, 2014 and 2013 were $42,404, $76,644 and $64,210, respectively.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2015	2014
Deferred tax assets:
Accounts receivable	$907	$1,204
Inventories	5,855	6,146
Net operating loss carryforwards	46,069	60,359
Accrued expenses	28,830	58,417
Other assets	21,279	13,291
Gross deferred tax assets	102,940	139,417
Less valuation allowance	(20,063)	(23,583)
Total deferred tax assets	82,877	115,834
Deferred tax liabilities:
Property, plant and equipment	23,851	26,286
Other intangible assets	65,432	71,094
Convertible Notes	30,012	22,687
Other liabilities	4,267	1,554
Total deferred tax liabilities	123,562	121,621
Net deferred tax liabilities	$(40,685)	$(5,787)

The Company has approximately $2,169 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, with expirations between 2024 and 2030. The Company has approximately $147,574 of foreign net operating loss carryforwards, of which $120,513 may be carried forward indefinitely and $27,061 expire between 2017 and 2023. In addition, the Company also had approximately $41,340 of state net operating loss carryforwards with expirations between 2016 and 2035.

As of March 31, 2015 and 2014, the federal valuation allowance was $1,050 and $1,750, respectively. The decrease related to an adjustment to a capital loss deferred tax asset. As of March 31, 2015 and 2014, the valuation allowance associated with the state tax jurisdictions was $608 and $1,974, respectively. The net decrease is primarily related to state net operating losses that the Company believes as of March 31, 2015 are more likely than not to be realized. As of March 31, 2015 and 2014, the valuation allowance associated with certain foreign tax jurisdictions was $18,404 and $19,859, respectively. The change includes an increase of $2,492 to tax expense primarily related to net operating loss carryforwards generated in the current year, and a decrease of $3,947 primarily related to currency fluctuations and the sale of one of the Company's foreign subsidiaries.

A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31,
	2015	2014	2013
United States statutory income tax expense (at 35%)	$87,269	$57,311	$80,581
Increase (decrease) resulting from:
State income taxes, net of federal effect	3,206	(647)	3,742
Nondeductible expenses, domestic manufacturing deduction and other	8,666	5,124	7,664
Effect of foreign operations	(33,119)	(24,277)	(27,883)
Valuation allowance	1,792	(20,531)	1,171
Income tax expense	$67,814	$16,980	$65,275

The effective income tax rates for the fiscal years ended March 31, 2015, 2014 and 2013 were 27.2%, 10.4% and 28.4%, respectively. Our corporate effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The fiscal 2015 foreign effective income tax rate on foreign pre-tax income of $173,012 was 14.8%. The fiscal 2014 foreign effective income tax rate on foreign pre-tax income of $115,994 was (4.0)%. The fiscal 2013 foreign effective income tax rate on foreign pre-tax income of $123,042 was 13.8%.

Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for the fiscal years ended March 31, 2015, 2014 and 2013 and is taxed at approximately 7%.

At March 31, 2015, the Company has not recorded United States income or foreign withholding taxes on approximately $764,885 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts permanently invested overseas. It is not practical to calculate the income tax expense that would result upon repatriation of these earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

March 31, 2012	$12,945
Increases related to current year tax positions	6,296
Increases related to prior year tax positions	969
Increases related to prior year tax positions due to foreign currency translation	245
Lapse of statute of limitations	(3,970)
March 31, 2013	16,485
Increases related to current year tax positions	207
Increases related to prior year tax positions	2,877
Decreases related to prior tax positions due to foreign currency translation	(68)
Decreases related to prior year tax positions	(14,835)
Lapse of statute of limitations	(923)
March 31, 2014	3,743
Increases related to current year tax positions	3,241
Increases related to prior year tax positions	9
Decreases related to prior tax positions due to foreign currency translation	(85)
Decreases related to prior year tax positions settled	(2,695)
Lapse of statute of limitations	(101)
March 31, 2015	$4,112

All of the balance of unrecognized tax benefits at March 31, 2015 and 2014, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

While the net effect on total unrecognized tax benefits cannot be reasonably estimated, approximately $314 is expected to reverse in fiscal 2016 due to expiration of various statute of limitations.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2015 and 2014, the Company had an accrual of $170 and $522, respectively, for interest and penalties.

14. Retirement Plans

Defined Benefit Plans

The Company provides retirement benefits to substantially all eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2015, 2014 and 2013, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2015	2014	2013	2015	2014	2013
Service cost	$400	$348	$349	$767	$829	$679
Interest cost	673	619	649	2,546	2,412	2,377
Expected return on plan assets	(889)	(796)	(756)	(2,248)	(2,134)	(1,851)
Amortization and deferral	319	479	393	688	56	209
Net periodic benefit cost	$503	$650	$635	$1,753	$1,163	$1,414

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2015	2014	2015	2014
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$15,290	$15,911	$69,227	$59,876
Service cost	400	348	767	829
Interest cost	673	619	2,546	2,412
Plan amendments	—	254	—	—
Benefits paid, inclusive of plan expenses	(770)	(670)	(1,904)	(2,000)
Plan curtailments and settlements	—	—	(54)	(356)
Actuarial (gains) losses	2,466	(1,172)	14,198	3,329
Foreign currency translation adjustment	—	—	(12,689)	5,137
Benefit obligation at the end of the period	$18,059	$15,290	$72,091	$69,227

Change in plan assets
Fair value of plan assets at the beginning of the period	$11,309	$10,334	$33,706	$29,468
Actual return on plan assets	1,051	1,158	4,918	1,666
Employer contributions	789	487	1,890	1,852
Benefits paid, inclusive of plan expenses	(770)	(670)	(1,904)	(2,000)
Plan curtailments and settlements	—	—	(54)	(115)
Foreign currency translation adjustment	—	—	(4,155)	2,835
Fair value of plan assets at the end of the period	$12,379	$11,309	$34,401	$33,706
Funded status deficit	$(5,680)	$(3,981)	$(37,690)	$(35,521)

	March 31,
	2015	2014
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued expenses	$(1,226)	$(1,602)
Other liabilities	(42,144)	(37,900)
	$(43,370)	$(39,502)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2015, 2014 and 2013:

	Fiscal year ended March 31,
	2015	2014	2013
Amounts recorded in AOCI before taxes:
Prior service cost	$(800)	$(1,036)	$(816)
Net loss	(28,734)	(19,239)	(16,645)
Net amount recognized	$(29,534)	$(20,275)	$(17,461)

	Fiscal year ended March 31,
	2015	2014	2013
Changes in plan assets and benefit obligations:
New prior service cost	$—	$255	$—
Net loss arising during the year	13,831	2,262	6,376
Effect of exchange rates on amounts included in AOCI	(3,565)	920	(392)
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(101)	(81)	(79)
Amortization or settlement recognition of net loss	(906)	(694)	(523)
Total recognized in other comprehensive income	$9,259	$2,662	$5,382

The amounts included in AOCI as of March 31, 2015 that are expected to be recognized as components of net periodic pension cost during the next twelve months are as follows:

Prior service cost	$(93)
Net loss	(1,668)

Net amount expected to be recognized	$(1,761)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2015	2014	2015	2014
All defined benefit plans:
Accumulated benefit obligation	$18,059	$15,290	$68,272	$65,049
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$28,984	$31,335
Accumulated benefit obligation	—	—	27,768	29,693
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$18,059	$15,290	$72,091	$69,227
Fair value of plan assets	12,379	11,309	34,401	33,706
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$18,059	$15,290	$72,091	$68,446
Accumulated benefit obligation	18,059	15,290	68,272	64,388
Fair value of plan assets	12,379	11,309	34,401	33,009

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the US and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2015	2014	2013	2015	2014	2013
Discount rate	4.5%	4.0%	4.8%	3.0-4.6%	2.5-4.4%	2.5-5.5%
Expected return on plan assets	7.8	7.8	8.0	4.4-7.0	4.0-7.0	5.5-7.0
Rate of compensation increase	N/A	N/A	N/A	2.0-4.0	2.0-4.0	2.0-4.0

Significant assumptions used to determine the projected benefit obligations for the US and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2015	2014	2015	2014
Discount rate	3.8%	4.5%	1.25-3.4%	3.0-4.6%
Expected return on plan assets	7.0	7.8	3.2-6.5	4.4-7.0
Rate of compensation increase	N/A	N/A	1.5-3.75	2.0-4.0

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

Equity investments are maintained within a target range of 40%-75% of the total portfolio market value for the U.S. plans and with a target of approximately 65% for international plans. Investments in debt securities include issues of various maturities, and the average quality rating of bonds should be investment grade with a minimum quality rating of “B” at the time of purchase.

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

The following table represents our pension plan investments measured at fair value as of March 31, 2015 and 2014 and the basis for that measurement:

	March 31, 2015
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,248	$1,248	$—	$—	$—	$—	$—	$—
Equity securities
US(a)	7,282	7,282	—	—	3,431	3,431	—	—
International(b)	1,075	1,075	—	—	18,646	18,646	—	—
Fixed income(c)	2,774	2,774	—	—	12,324	12,324	—	—
Total	$12,379	$12,379	$—	$—	$34,401	$34,401	$—	$—

	March 31, 2014
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,225	$1,225	$—	$—	$—	$—	$—	$—
Equity securities
US(a)	6,520	6,520	—	—	3,452	3,452	—	—
International(b)	1,011	1,011	—	—	19,193	19,193	—	—
Fixed income(c)	2,553	2,553	—	—	11,061	11,061	—	—
Total	$11,309	$11,309	$—	$—	$33,706	$33,706	$—	$—

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

(c)	Fixed income consists primarily of investment grade bonds from diversified industries.

The Company expects to make cash contributions of approximately $2,190 to its pension plans in fiscal 2016.

Estimated future benefit payments under the Company’s pension plans are as follows:

Pension Benefits
2016	$2,424
2017	2,480
2018	2,455
2019	2,717
2020	3,124
Years 2021-2025	19,047

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. Eligible employees can contribute a portion of their pre-tax and/or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2015, 2014 and 2013 were $7,174, $6,311 and $5,191, respectively.

15. Stockholders’ Equity and Noncontrolling Interests

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2015 and 2014, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.
The following demonstrates the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2013, 2014 and 2015, respectively:

Shares outstanding as of March 31, 2012	47,800,129
Purchase of treasury stock	(683,192)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	723,267
Shares outstanding as of March 31, 2013	47,840,204
Purchase of treasury stock	(1,191,145)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	293,067
Shares outstanding as of March 31, 2014	46,942,126
Purchase of treasury stock	(3,274,829)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	401,291
Shares outstanding as of March 31, 2015	44,068,588

Treasury Stock

In fiscal 2015 and 2014, the Company purchased 3,274,829 shares of its common stock for $205,362 and 1,191,145 shares for $69,867, respectively. At March 31, 2015 and 2014, the Company held 9,596,051 and 6,321,222 shares as treasury stock, respectively.

Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2015
Pension funded status adjustment	$(15,207)	$(9,259)	$747	$(23,719)
Net unrealized gain (loss) on derivative instruments	(2,253)	289	1,869	(95)
Foreign currency translation adjustment	85,305	(170,466)	—	(85,161)
Accumulated other comprehensive income	$67,845	$(179,436)	$2,616	$(108,975)
March 31, 2014
Pension funded status adjustment	$(13,169)	$(2,662)	$624	$(15,207)
Net unrealized (loss) on derivative instruments	(832)	(1,414)	(7)	(2,253)
Foreign currency translation adjustment	54,656	30,649	—	85,305
Accumulated other comprehensive income	$40,655	$26,573	$617	$67,845
March 31, 2013
Pension funded status adjustment	$(8,982)	$(5,382)	$1,195	$(13,169)
Net unrealized gain (loss) on derivative instruments	1,175	1,153	(3,160)	(832)
Foreign currency translation adjustment	81,900	(27,244)	—	54,656
Accumulated other comprehensive income	$74,093	$(31,473)	$(1,965)	$40,655

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$2,961	Cost of goods sold
Tax benefit	(1,092)
Net unrealized loss on derivative instruments, net of tax	$1,869

Defined benefit pension costs:
Prior service costs and deferrals	$1,007	Net periodic benefit cost, included in cost of goods sold, Operating expenses - See Note 14
Tax benefit	(260)
Net periodic benefit cost, net of tax	$747

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2014:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(11)	Cost of goods sold
Tax expense	4
Net unrealized gain on derivative instruments, net of tax	$(7)

Defined benefit pension costs:
Prior service costs and deferrals	$944	Net periodic benefit cost, included in cost of goods sold, Operating expenses - See Note 14
Tax benefit	(320)
Net periodic benefit cost, net of tax	$624

The following demonstrates the change in redeemable noncontrolling interests during the fiscal years ended March 31, 2013, 2014 and 2015, respectively:

Balance as of March 31, 2012	$9,782
Net losses attributable to redeemable noncontrolling interests	(1,429)
Loan to equity conversion by redeemable noncontrolling interests	3,901
Foreign currency translation adjustment	(1,159)
Balance as of March 31, 2013	$11,095
Net losses attributable to redeemable noncontrolling interests	(3,536)
Redemption value adjustment	4,974
Purchase of subsidiary shares from redeemable noncontrolling interests	(3,146)
Foreign currency translation adjustment	(1,340)
Balance as of March 31, 2014	$8,047
Net earnings attributable to redeemable noncontrolling interests	191
Redemption value adjustment	(292)
Foreign currency translation adjustment	(990)
Balance as of March 31, 2015	$6,956

16. Stock-Based Compensation

As of March 31, 2015, the Company maintains the Amended and Restated EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market share units and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2010 EIP. Shares subject to awards that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of an award shall not count against the limit described above.

As of March 31, 2015, 1,826,372 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

During fiscal 2015, the Company granted to management and other key employees 76,512 non-qualified options that vest three years from the date of grant. Options granted prior to fiscal 2015 as well as the options granted in fiscal 2015 expire 10 years from the date of grant.

For fiscal 2015, 2014 and 2013, the Company recognized $1,470 ($968 net of taxes), $0 ($0 net of taxes) and $97 ($69 net of taxes), respectively, of stock-based compensation expense associated with stock option grants.

For purposes of determining the fair value of stock options granted in fiscal 2015, the Company used a Black-Scholes Model with the following assumptions:

2015
Risk-free interest rate	1.94%
Dividend yield	1%
Expected life (years)	6
Volatility	40.48%

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2012	633,663	6.1	$20.85	$8,879
Exercised	(555,677)		21.70	8,860
Options outstanding as of March 31, 2013	77,986	2.5	$14.76	$2,404
Exercised	(11,813)		14.72	537
Options outstanding as of March 31, 2014	66,173	1.4	$14.77	$3,608
Granted	76,512		69.85	—
Exercised	(39,868)		14.50	1,819
Options outstanding as of March 31, 2015	102,817	7.0	$55.86	$1,291
Options exercisable as of March 31, 2015	26,305	0.9	$15.17	$1,291
Options vested and expected to vest, as of March 31, 2015	100,289	7.0	$55.51	$1,291

The following table summarizes information regarding stock options outstanding as of March 31, 2015:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$10.01-$15.00	19,000	0.5	$13.96
$15.01-$20.00	7,305	2.2	18.32
$69.85	76,512	9.1	69.85
	102,817	7.0	$55.86

Restricted Stock Units and Market Share Units

In fiscal 2015, the Company granted to non-employee directors 14,781 deferred restricted stock units at the fair value of $61.16 per restricted stock unit at the date of grant. In fiscal 2014, such grants amounted to 17,064 restricted stock units at the fair value of $53.92 per restricted stock unit at the date of grant and in fiscal 2013, amounted to 21,328 restricted stock units at the fair value of $37.51 per restricted stock unit at the date of grant. The awards vest immediately upon the date of grant and the payment of shares of common stock under this grant are payable upon such director’s termination of service as a director.

In fiscal 2015, 2014 and 2013, the Company granted 3,434, 5,232 and 9,412 restricted stock units, respectively, at various fair values, under deferred compensation plans.

In fiscal 2015, the Company granted to management and other key employees 118,312 restricted stock units at the fair value of $69.83 per restricted stock unit and 152,300 performance market share units at a weighted average fair value of $70.42 per unit at the date of grant.

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

For purposes of determining the fair value of market share units granted in fiscal 2014 and fiscal 2013, the Company used a binomial lattice model with the following assumptions:

	2014	2013
Risk-free interest rate	0.52%	0.37%
Dividend yield	1%	—%
Expected life (years)	3	3
Volatility	33.89%	39.08%

For purposes of determining the fair value of performance market share units granted in fiscal 2015, the Company used a Monte Carlo Simulation with the following assumptions:

2015
Risk-free interest rate	0.87%
Dividend yield	—%
Expected life (years)	3
Volatility	30.83%

A summary of the changes in restricted stock units and market share units awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2015 is presented below:

	Restricted Stock Units (RSU)		Performance Market Share Units and Market Share Units (MSU)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of MSU	Weighted- Average Grant Date Fair Value
Non-vested awards as of March 31, 2014	562,032	$35.13	670,607	$50.14
Granted	136,527	67.90	152,300	70.42
Stock dividend	5,498	45.52	6,759	55.74
Performance factor	—	—	179,951	48.36
Vested	(194,392)	33.12	(384,448)	48.36
Canceled	(7,442)	44.64	(8,981)	52.77
Non-vested awards as of March 31, 2015	502,223	$45.30	616,188	$55.75

The Company recognized stock-based compensation expense relating to restricted stock units and market share units of approximately $23,789, with a related tax benefit of $4,790 for fiscal 2015, $16,742, with a related tax benefit of $2,843 for fiscal 2014 and $14,640, with a related tax benefit of $4,105 for fiscal 2013.

All Award Plans

As of March 31, 2015, unrecognized compensation expense associated with the non-vested incentive awards outstanding was $22,284 and is expected to be recognized over a weighted-average period of 17 months.

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2015	2014	2013
Net earnings attributable to EnerSys stockholders	$181,188	$150,328	$166,508
Weighted-average number of common shares outstanding:
Basic	45,606,317	47,473,690	48,022,005
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	879,406	1,034,505	593,422
Convertible Notes	1,567,006	1,279,960	20,022
Diluted weighted-average number of common shares outstanding	48,052,729	49,788,155	48,635,449
Basic earnings per common share attributable to EnerSys stockholders	$3.97	$3.17	$3.47
Diluted earnings per common share attributable to EnerSys stockholders	$3.77	$3.02	$3.42
Anti-dilutive equity awards not included in diluted weighted-average common shares	—	—	—

The Company's Convertible Notes became convertible at the option of the holders effective March 1, 2015, and the aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes, as of March 31, 2015 is 4,325,031. It is the Company’s current intent to settle the principal amount of any conversions in cash, and any premium on the Convertible Notes in cash, shares of the Company’s common stock or a combination of cash and shares. During fiscal 2015, the average price of the Company's common stock of $63.32 per share exceeded the conversion price of $39.83 per share on the Convertible Notes and as such, the Company included the shares relating to the conversion premium in the diluted earnings per share using the "if converted" method.

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

 On August 12, 2014, EDI, on behalf of itself and its affiliates, entered into a binding term sheet with Altergy that resolved the outstanding legal challenges related to this award. In accordance with the term sheet, in September 2014, EDI and Altergy entered into (a) a settlement agreement and release of claims pursuant to which EDI paid Altergy $40,000 in settlement of this award, a separate proceeding related to certain rights of EDI as a shareholder of Altergy and related litigations and the parties granted the other a release and (b) a stock purchase agreement pursuant to which Altergy paid EDI $2,000 to purchase EDI’s entire equity interest in Altergy. On September 16, 2014, courts in the respective jurisdictions had issued orders ending all of the ongoing litigation between EDI and Altergy. Since the full amount of the initial award of $58,184 was recorded in the fourth quarter of fiscal 2014, the Company reversed approximately $16,233, net of professional fees, from this previously recorded legal proceedings charge during the second quarter of fiscal 2015. The Company also included the $2,000 received in exchange for its equity interest in Altergy in the Consolidated Statements of Income in Other (income) expense, net during the second quarter of fiscal 2015. The Company had previously written off the carrying value of the investment of $5,000 in the third quarter of fiscal 2014.

EnerSys Sarl Litigation

In fiscal 2009, the Court of Commerce in Lyon, France ruled that the Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. The Company’s portion of damages was assessed at €2,700 or $4,200, which was duly recorded and paid by the Company, but the ruling was appealed. In a subsequent ruling by the Court of Appeal of Lyon, France, the Company's portion of damages was reduced, entitling the Company to a refund of the monies paid of €671 or $900, which has been recorded and collected in the second quarter of fiscal 2012. The Company further appealed the ruling to the French Supreme Court, which on March 14, 2012, ruled in the Company’s favor and ordered the case back to the Court of Appeal of Lyon to further review certain aspects of the original decision in the case, including the assessment of damages. The Court of Appeal of Lyon heard arguments on April 9, 2013 and ruled in the Company’s favor on June 11, 2013, entitling the Company to a refund of the monies paid of €2,000, or $2,756. One of the parties to the litigation that is adverse to the Company has appealed this ruling to the French Supreme Court which appeal was denied in January 2015. The Company is entitled to a refund of the monies paid and is pursuing such refund.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and is separate from the Company’s current metal fabrication facility in Sumter. The Company has established a reserve for this facility. As of March 31, 2015 and 2014, the reserves related to this facility were $2,902 and $2,915, respectively. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.

Collective Bargaining

At March 31, 2015, the Company had approximately 9,500 employees. Of these employees, approximately 31% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that did not exceed twelve months were approximately 7% of the total workforce. The average term of these agreements is two years, with the longest term being five years.

The Company considers its employee relations to be good and did not experience any significant labor unrest or disruption of production during fiscal 2015 except for a temporary shut down at one of the Company's plants in the People's Republic of China ("PRC").

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at March 31, 2015 and 2014, the Company has hedged the price to purchase approximately 91.6 million pounds and 89.9 million pounds of lead, respectively, for a total purchase price of $76,143 and $86,494, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany financing and intercompany and third-party trade transactions. To hedge these exposures, the Company has entered into a total of $102,124 and $92,793, respectively, of foreign currency forward contracts with financial institutions as of March 31, 2015 and 2014, respectively.

Other

The Company has various purchase and capital commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

19. Restructuring and Other Exit Charges

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

During fiscal 2013, the Company announced further restructurings related to improving the efficiency of its manufacturing operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $6,900, primarily from cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately140 employees upon completion. During fiscal 2013, the Company recorded restructuring charges of $3,998, consisting of non-cash charges of $1,399 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $2,599. During fiscal 2014, the Company recorded $2,465 in charges and an additional $432 was recorded in fiscal 2015. During fiscal 2013, 2014 and 2015, the Company incurred costs against the accrual of $952, $2,748 and $1,507, respectively. As of March 31, 2015, the reserve balance associated with these actions is $261. The Company expects no additional restructuring charges related to these actions during fiscal 2016, and expects to complete the program during fiscal 2016.

During fiscal 2013, the Company announced a restructuring related to the closure of its manufacturing facility located in Chaoan, People’s Republic of China ("PRC"), pursuant to which the Company transferred the manufacturing at that location to its other facilities in PRC, to improve operational efficiencies. The total charges related to this action amounted to $2,939. During fiscal 2013, the Company recorded restructuring charges of $2,691, consisting of non-cash charges of $2,290 related to the write-off of fixed assets and inventory, along with cash charges related to employee severance and other charges of $401. During fiscal 2014, $248 of additional other restructuring charges were accrued. During fiscal 2013, the Company incurred $221 in costs against the accrual with an additional $428 of costs incurred during fiscal 2014. This plan was completed as of March 31, 2014.

During fiscal 2014, the Company announced further restructuring programs to improve the efficiency of its manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consists of the transfer of motive power and a portion of reserve power battery manufacturing to the Company's facilities in Western Europe. The Company estimates that the total charges for all actions announced during fiscal 2014 will amount to approximately $23,400, primarily from non-cash charges related to the write-off of fixed assets and inventory of approximately $11,000, along with cash charges for employee severance-related payments and other charges of $12,400. The Company estimates that these actions will result in the reduction of approximately 500 employees upon completion. During fiscal 2014, the Company recorded restructuring charges of $19,039 consisting of non-cash charges of $10,089 related to the write-off of fixed assets and inventory, along with cash charges of $8,950 related to employee severance. During fiscal 2015 an additional $3,076 in restructuring charges were recorded consisting of non-cash charges of $845 and cash charges of $2,231. During fiscal 2014, the Company incurred $2,130 in costs against the accrual and an additional $7,607 was incurred in fiscal 2015. As of March 31, 2015, the reserve balance associated with these actions is $1,221. The Company expects to be committed to an additional $1,200 of restructuring charges in fiscal 2016 related to these actions and expects to complete the program during fiscal 2016.
During the third quarter of fiscal 2015, the Company announced a restructuring related to its manufacturing facility located in Jiangdu, the PRC, pursuant to which the Company transferred a significant portion of the manufacturing at that location to its other facilities in the PRC, as part of an expected closure of the Jiangdu facility in fiscal 2016. The Company estimates the total charges for this action will amount to approximately $5,700, primarily for employee severance related payments and other charges. The Company recorded restructuring charges of $3,870 during fiscal 2015 consisting of cash charges for employee severance-related payments associated with approximately 300 employees. During fiscal 2015 the Company incurred $1,874 in costs against the reserve. As of March 31, 2015, the reserve balance associated with these actions is $1,996. The Company expects to be committed to an additional $1,800 of restructuring charges in fiscal 2016 related to these actions, and expects to complete the program during fiscal 2016.

During fiscal 2015 the Company announced a restructuring primarily related to a portion of its sales and engineering organizations in Europe to improve efficiencies. The Company estimates that the total charges for these actions will amount to approximately $500, primarily from cash charges for employee severance-related payments. The Company estimates that these actions will result in the reduction of approximately 10 employees upon completion in fiscal 2016. During fiscal 2015, the Company recorded restructuring charges of $450 and incurred $193 in costs against the reserve. As of March 31, 2015 the reserve balance associated with these actions was $342.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2012	$1,186	$—	$1,186
Accrued	3,093	382	3,475
Costs incurred	(2,485)	(157)	(2,642)
Foreign currency impact and other	(56)	(4)	(60)
Balance at March 31, 2013	$1,738	$221	$1,959
Accrued	10,285	1,378	11,663
Costs incurred	(4,966)	(525)	(5,491)
Foreign currency impact and other	255	28	283
Balance at March 31, 2014	$7,312	$1,102	$8,414
Accrued	6,140	843	6,983
Costs incurred	(10,378)	(803)	(11,181)
Foreign currency impact and other	(108)	(288)	(396)
Balance at March 31, 2015	$2,966	$854	$3,820

Other Exit Charges

During fiscal 2015, the Company recorded exit charges of $3,608 related to certain operations in Europe.

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

Balance at March 31, 2012	$42,067
Current year provisions	19,724
Costs incurred	(20,945)
Foreign currency translation adjustment	1,745

Balance at March 31, 2013	42,591
Current year provisions	16,098
Costs incurred	(22,862)
Fair value of warranty reserves of acquired businesses	2,817
Foreign currency translation adjustment	1,782

Balance at March 31, 2014	40,426
Current year provisions	18,413
Costs incurred	(16,015)
Foreign currency translation adjustment	(3,014)
Balance at March 31, 2015	$39,810

21. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2015	2014	2013
Foreign exchange transaction (gains) losses	$(5,011)	$5,845	$1,887
(Gain) on disposition of equity interest in Altergy / write-off of investment in Altergy	(2,000)	5,000	—
Insurance recoveries	—	—	(1,800)
Other	1,409	2,813	829
Total	$(5,602)	$13,658	$916

22. Business Segments

Summarized financial information related to the Company’s reportable segments at March 31, 2015, 2014 and 2013 and for each of the fiscal years then ended is shown below.

	Fiscal year ended March 31,
	2015	2014	2013
Net sales by segment to unaffiliated customers
Americas	$1,322,337	$1,267,598	$1,126,904
EMEA	948,845	966,152	926,165
Asia	234,330	240,683	224,490
Total net sales	$2,505,512	$2,474,433	$2,277,559
Net sales by product line
Reserve power	$1,252,637	$1,234,538	$1,118,965
Motive power	1,252,875	1,239,895	1,158,594
Total net sales	$2,505,512	$2,474,433	$2,277,559
Intersegment sales
Americas	$29,987	$33,951	$36,854
EMEA	69,396	77,549	76,947
Asia	33,786	29,428	31,246
Total intersegment sales(1)	$133,169	$140,928	$145,047
Operating earnings
Americas	$162,741	$179,080	$171,854
EMEA	109,861	84,902	64,032
Asia	9,928	21,217	21,146
Restructuring and other exit charges—EMEA	(7,567)	(27,078)	(4,473)
Restructuring charges—Asia	(3,869)	(248)	(2,691)
Impairment of goodwill and indefinite-lived intangibles - Americas	(23,196)	—	—
Goodwill impairment charge—EMEA	(750)	—	—
Goodwill impairment charge—Asia	—	(5,179)	—
Legal proceedings (charge) / reversal of legal accrual, net of fees—Americas	16,233	(58,184)	—
Total operating earnings(2)	$263,381	$194,510	$249,868
Property, plant and equipment, net
Americas	$168,274	$155,988	$152,678
EMEA	114,681	145,308	152,577
Asia	73,899	68,870	44,871
Total	$356,854	$370,166	$350,126
Capital Expenditures
Americas	$34,768	$24,641	$29,566
EMEA	16,215	14,871	20,761
Asia	12,642	22,483	4,959
Total	$63,625	$61,995	$55,286
Depreciation and Amortization
Americas	$30,724	$26,596	$23,073
EMEA	19,664	22,708	22,255
Asia	6,652	4,668	5,174
Total	$57,040	$53,972	$50,502

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 46.0%, 44.0% and 43.0% for fiscal years ended March 31, 2015, 2014 and 2013, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2015 and 2014, were $140,514 and $128,712, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and therefore was deemed not material for separate disclosure.

23. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2015 ended on June 29, 2014, September 28, 2014, December 28, 2014, and March 31, 2015, respectively. The four quarters in fiscal 2014 ended on June 30, 2013, September 29, 2013, December 29, 2013, and March 31, 2014, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2015
Net sales	$634,110	$629,927	$611,578	$629,897	$2,505,512
Gross profit	162,577	162,540	157,265	158,529	640,911
Operating earnings(1)(3)(5)	71,689	80,053	68,683	42,956	263,381
Net earnings	49,115	56,550	49,331	26,529	181,525
Net earnings attributable to EnerSys stockholders	49,169	56,316	49,252	26,451	181,188
Net earnings per common share attributable to EnerSys stockholders—basic	$1.05	$1.22	$1.09	$0.60	$3.97
Net earnings per common share attributable to EnerSys stockholders—diluted	$0.99	$1.16	$1.04	$0.57	$3.77
Fiscal year ended March 31, 2014
Net sales	$597,297	$568,847	$643,031	$665,258	$2,474,433
Gross profit	140,139	144,350	167,122	178,009	629,620
Operating earnings(2)(4)(5)	62,608	61,005	58,940	11,957	194,510
Net earnings	40,417	41,151	52,390	12,809	146,767
Net earnings attributable to EnerSys stockholders	40,847	41,339	55,300	12,842	150,328
Net earnings per common share attributable to EnerSys stockholders—basic	$0.85	$0.87	$1.17	$0.27	$3.17
Net earnings per common share attributable to EnerSys stockholders—diluted	$0.83	$0.84	$1.10	$0.26	$3.02

(1)	Included in Operating earnings were restructuring and other exit charges of $1,829, $1,810, $2,437 and $5,360 for the first, second, third and fourth quarters of fiscal 2015, respectively.

(2)	Included in Operating earnings were restructuring and other exit charges of $421, $1,119, $12,920 and $12,866 for the first, second, third and fourth quarters of fiscal 2014, respectively.

(3)	Included in Operating earnings for the fourth quarter of fiscal 2015 was a charge relating to the impairment of goodwill and other indefinite-lived intangibles for $23,946.

(4)	Included in Operating earnings for the third quarter of fiscal 2014 was a charge for goodwill impairment relating to a subsidiary in India for $5,179.

(5)
Included in Operating earnings for the fourth quarter of fiscal 2014 was a legal proceedings charge of $58,184. During the second quarter of fiscal 2015, the Company reversed $16,233, net of professional fees upon final settlement of this legal matter.

24. Subsequent Events

On April 23, 2015, the Company issued $300,000 in aggregate principal amount of Notes. The Company intends to use the net proceeds from the sale of the Notes to redeem, settle, repurchase or otherwise repay and retire in full the $172,266 principal amount of the Company’s outstanding Convertible Notes with the remaining net proceeds to be used to pay all or any portion of the conversion premium on the Convertible Notes, partially repay outstanding revolving loans under its existing senior secured credit facilities and/or for general corporate purposes. However, the Company may elect to pay the premium on the Convertible Notes using cash, shares of its common stock or a combination thereof. See Note 8 for more information.

On May 1, 2015, the Company offered to purchase all of the outstanding Convertible Notes at a purchase price of $1,000 original principal amount, with such offer expiring on May 29, 2015.

On May 7, 2015, the Company announced the payment of a quarterly cash dividend of $0.175 per share of common stock to be paid on June 26, 2015, to stockholders of record as of June 12, 2015.

On May 7, 2015, the Company filed a notice of redemption to call all of the Convertible Notes on June 8, 2015, for principal and accrued interest.

On May 12, 2015, under the 2010 EIP, the Company granted 127,966 stock options, which vest over three years, 119,977 restricted stock units, which vest 25% each year over four-years from the date of grant, and 212,248 performance market share units, which vest three years from the date of grant.

SCHEUDLE II

EnerSys
Valuation and Qualifying Accounts
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Purchase accounting adjustments	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2013	$10,022	$998	$(1,568)	$—	$(160)	$9,292
Fiscal year ended March 31, 2014	9,292	907	(963)	—	210	9,446
Fiscal year ended March 31, 2015	9,446	516	(2,395)	—	(5)	7,562

Allowance for inventory valuation:
Fiscal year ended March 31, 2013	$14,831	$7,337	$(4,584)	$—	$(212)	$17,372
Fiscal year ended March 31, 2014	17,372	5,944	(3,283)	—	283	20,316
Fiscal year ended March 31, 2015	20,316	4,123	(3,478)	—	(719)	20,242

Deferred tax asset—valuation allowance: (2)
Fiscal year ended March 31, 2013	$56,359	$3,829	$(3,259)	$—	$(2,387)	$54,542
Fiscal year ended March 31, 2014	54,542	6,951	(27,269)	327	(10,968)	23,583
Fiscal year ended March 31, 2015	23,583	4,222	(3,796)	(327)	(3,619)	20,063

(1)	Primarily the impact of currency changes.

(2)
In fiscal 2014 and 2015, "Other" also included the reversal of deferred tax accounts and related valuation allowance upon the sale of certain foreign subsidiaries of the Company. In fiscal 2014, there was also an adjustment relating to the net operating losses of a foreign subsidiary of the Company and the related valuation allowance.

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

The report called for by Item 308(a) of Regulation S-K is included herein as “Management Report on Internal Control Over Financial Reporting.”

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2015.

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm,” which appears in Item 8 in this Annual Report on Form 10-K.

/s/ John D. Craig	/s/ Michael J. Schmidtlein
John D. Craig Chairman and CEO	Michael J. Schmidtlein Senior Vice President, Finance and CFO

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer, and Corporate Controller) and have posted the Code on our website at www.enersys.com, and a copy is available in print to any stockholder who requires a copy. If we waive any provision of the Code applicable to any director, our Chief Executive Officer, Chief Financial Officer, and Corporate Controller, such waiver will be promptly disclosed to the Company’s stockholders through the Company’s website.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,837,416	(1)	$55.51	(2)	1,826,372
Equity compensation plans not approved by security holders	—		—		—
Total	1,837,416		$55.51		1,826,372

(1)	Assumes a 200% payout of market share units and performance market share units.

(2)
Awards of restricted stock units, market share units, performance market share units and deferred stock units and stock units held in both the EnerSys Voluntary Deferred Compensation Plan for Non-Employee Directors and the EnerSys Voluntary Deferred Compensation Plan for Executives were not included in calculating the weighted-average exercise price as they will be settled in shares of common stock for no consideration.

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

3.2
Second Amended and Restated Bylaws (incorporated by reference to Exhibits 3.3 to EnerSys’ Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 001-32253) filed on November 5, 2014).

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

4.3
Indenture, dated as of April 23, 2015, among EnerSys, the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

4.4
First Supplemental Indenture, dated as of April 23, 2015, among EnerSys, the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

4.5	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

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

10.4
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

10.6
Side Letter to Employment Agreement, dated October 30, 2014, between EnerSys and John D. Craig (incorporated by reference to Exhibit 10.4 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

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

10.11
Employment Contract, dated September 12, 2014, between EH Europe GmbH and Todd M. Sechrist (incorporated by reference to Exhibit 10.6 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.12
Letter Agreement, dated September 12, 2014, between EnerSys and Todd M. Sechrist (incorporated by reference to Exhibit 10.7 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.13	EnerSys 2013 Management Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 27, 2013).

10.14
Form of Stock Option Agreement (six-month vesting) (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2008 (File No. 001-32253) filed on June 1, 2009).

10.15	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.16	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.17	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.18	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.19	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.20
Amended and Restated EnerSys 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to EnerSys’ Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.21
EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.22	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.23	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.24	Form of Stock Option Agreement (four-year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.25	Form of Stock Option Agreement (three-year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.26	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.27	Form of Restricted Stock Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.28
Form of Restricted Stock Unit Agreement – Employees – 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.29	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.30
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.31
Form of Restricted Stock Unit Agreement – Employees and Senior Executives – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.32
Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.33
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

10.35
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013).

10.36
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.37
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.38
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.39
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.40
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.41
Form of Indemnification Agreement - Directors and Officers (incorporated by reference to Exhibit 10.36 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.42	Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.43	Form of Stock Option Agreement - Executives - 2010 Equity Incentive Plan (filed herewith).

10.44	Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (filed herewith).

10.45	Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.46	Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.47	Form of Market Share Unit Agreement - Executives - 2010 Equity Incentive Plan (filed herewith).

10.48	Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ JOHN D. CRAIG
May 27, 2015		John D. Craig Chairman and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ JOHN D. CRAIG	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2015
John D. Craig

/s/ MICHAEL J. SCHMIDTLEIN	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)	May 27, 2015
Michael J. Schmidtlein

/s/ KERRY M. KANE	Vice President and Corporate Controller (Principal Accounting Officer)	May 27, 2015
Kerry M. Kane

/s/ HWAN-YOON F. CHUNG	Director	May 27, 2015
Hwan-yoon F. Chung

/s/ HOWARD I. HOFFEN	Director	May 27, 2015
Howard I. Hoffen

/s/ ARTHUR T. KATSAROS	Director	May 27, 2015
Arthur T. Katsaros

/s/ JOHN F. LEHMAN	Director	May 27, 2015
John F. Lehman

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED)	Director	May 27, 2015
General Robert Magnus, USMC (Retired)

/s/ DENNIS S. MARLO	Director	May 27, 2015
Dennis S. Marlo

/s/ JOSEPH C. MUSCARI	Director	May 27, 2015
Joseph C. Muscari

/s/ PAUL J. TUFANO	Director	May 27, 2015
Paul J. Tufano

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 001-32253) filed on February 6, 2013).

3.2
Second Amended and Restated Bylaws (incorporated by reference to Exhibits 3.3 to EnerSys’ Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 001-32253) filed on November 5, 2014).

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

4.3
Indenture, dated as of April 23, 2015, among EnerSys, the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

4.4
First Supplemental Indenture, dated as of April 23, 2015, among EnerSys, the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

4.5	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

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

10.4
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

10.6
Side Letter to Employment Agreement, dated October 30, 2014, between EnerSys and John D. Craig (incorporated by reference to Exhibit 10.4 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

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

10.11
Employment Contract, dated September 12, 2014, between EH Europe GmbH and Todd M. Sechrist (incorporated by reference to Exhibit 10.6 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.12
Letter Agreement, dated September 12, 2014, between EnerSys and Todd M. Sechrist (incorporated by reference to Exhibit 10.7 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.13	EnerSys 2013 Management Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 27, 2013).

10.14
Form of Stock Option Agreement (six-month vesting) (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2008 (File No. 001-32253) filed on June 1, 2009).

10.15	Form of 2000 Management Equity Plan (incorporated by reference as Exhibit 10.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.16	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.17	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.18	EnerSys Management Incentive Plan for fiscal year 2007 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 6, 2006).

10.19	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.20
Amended and Restated EnerSys 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to EnerSys’ Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.21
EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.22	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.23	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.24	Form of Stock Option Agreement (four-year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.25	Form of Stock Option Agreement (three-year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.26	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.27	Form of Restricted Stock Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.28
Form of Restricted Stock Unit Agreement – Employees – 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.29	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.30
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.31
Form of Restricted Stock Unit Agreement – Employees and Senior Executives – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.32
Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.33
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

10.35
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013).

10.36
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.37
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.38
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.39
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.40
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.41
Form of Indemnification Agreement - Directors and Officers (incorporated by reference to Exhibit 10.36 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.42	Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.43	Form of Stock Option Agreement - Executives - 2010 Equity Incentive Plan (filed herewith).

10.44	Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (filed herewith).

10.45	Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.46	Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.47	Form of Market Share Unit Agreement - Executives - 2010 Equity Incentive Plan (filed herewith).

10.48	Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document