Form 10-Q
period 2015-06-28
EnerSys
filed 2015-08-05
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

Common Stock outstanding at July 31, 2015: 46,377,476 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 28, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$444,779	$268,921
Accounts receivable, net of allowance for doubtful accounts: June 28, 2015 - $8,005; March 31, 2015 - $7,562	504,383	518,165
Inventories, net	353,535	337,011
Deferred taxes	29,250	31,749
Prepaid and other current assets	77,525	77,572
Total current assets	1,409,472	1,233,418
Property, plant, and equipment, net	360,781	356,854
Goodwill	375,531	369,730
Other intangible assets, net	156,764	158,160
Other assets	50,745	44,885
Total assets	$2,353,293	$2,163,047
Liabilities and Equity
Current liabilities:
Short-term debt	$18,910	$19,715
Current portion of long-term debt	172,180	—
Accounts payable	233,025	218,574
Accrued expenses	196,394	195,082
Total current liabilities	620,509	433,371
Long-term debt	450,000	495,936
Deferred taxes	97,591	99,398
Other liabilities	81,040	81,616
Total liabilities	1,249,140	1,110,321
Commitments and contingencies
Redeemable noncontrolling interests	6,479	6,956
Redeemable equity component of Convertible Notes	—	1,330
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at June 28, 2015 and at March 31, 2015	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 54,093,992 shares issued and 44,488,045 shares outstanding at June 28, 2015; 53,664,639 shares issued and 44,068,588 shares outstanding at March 31, 2015	545	537
Additional paid-in capital	519,508	525,967
Treasury stock, at cost, 9,605,947 shares held as of June 28, 2015; 9,596,051 shares held as of March 31, 2015	(376,642)	(376,005)
Retained earnings	1,037,797	997,376
Accumulated other comprehensive loss	(89,023)	(108,975)
Total EnerSys stockholders’ equity	1,092,185	1,038,900
Nonredeemable noncontrolling interests	5,489	5,540
Total equity	1,097,674	1,044,440
Total liabilities and equity	$2,353,293	$2,163,047
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	June 28, 2015	June 29, 2014
Net sales	$562,068	$634,110
Cost of goods sold	411,653	471,533
Gross profit	150,415	162,577
Operating expenses	84,508	89,059
Restructuring charges	1,218	1,829
Gain on sale of facility	(4,348)	—
Operating earnings	69,037	71,689
Interest expense	6,347	4,884
Other (income) expense, net	695	1,028
Earnings before income taxes	61,995	65,777
Income tax expense	14,061	16,662
Net earnings	47,934	49,115
Net losses attributable to noncontrolling interests	(453)	(54)
Net earnings attributable to EnerSys stockholders	$48,387	$49,169
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.09	$1.05
Diluted	$1.03	$0.99
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	44,233,915	46,899,303
Diluted	46,756,376	49,726,238
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	June 28, 2015	June 29, 2014
Net earnings	$47,934	$49,115
Other comprehensive income:
Net unrealized (loss) gain on derivative instruments, net of tax	(993)	2,491
Pension funded status adjustment, net of tax	323	185
Foreign currency translation adjustment	20,547	(2,557)
Total other comprehensive income, net of tax	19,877	119
Total comprehensive income	67,811	49,234
Comprehensive loss attributable to noncontrolling interests	(528)	(221)
Comprehensive income attributable to EnerSys stockholders	$68,339	$49,455
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities
Net earnings	$47,934	$49,115
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,615	14,291
Write-off of assets relating to restructuring	—	365
Derivatives not designated in hedging relationships:
Net losses	9	10
Cash proceeds	307	33
Provision for doubtful accounts	496	250
Deferred income taxes	(4,352)	58
Non-cash interest expense	1,763	2,262
Stock-based compensation	4,239	5,096
Gain on sale of facility	(4,348)	—
Gain on disposal of property, plant, and equipment	(25)	(17)
Changes in assets and liabilities:
Accounts receivable	21,446	3,256
Inventories	(5,919)	(24,423)
Prepaid and other current assets	2,147	1,469
Other assets	(351)	1,626
Accounts payable	15,503	1,760
Accrued expenses	(7,719)	(19,474)
Other liabilities	(2,415)	6,144
Net cash provided by operating activities	82,330	41,821

Cash flows from investing activities
Capital expenditures	(19,670)	(14,761)
Purchase of a business	(943)	—
Proceeds from sale of facility	9,179	—
Proceeds from disposal of property, plant, and equipment	69	34
Net cash used in investing activities	(11,365)	(14,727)

Cash flows from financing activities
Net decrease in short-term debt	(684)	(3,858)
Proceeds from revolving credit borrowings	10,000	81,600
Repayments of revolving credit borrowings	(185,000)	(43,000)
Proceeds from long-term debt	300,000	—
Repurchase of Convertible Notes	(86)	(194)
Deferred financing costs	(4,800)	—
Taxes paid related to net share settlement of equity awards, net of option proceeds	(15,291)	(12,664)
Excess tax benefits from exercise of stock options and vesting of equity awards	3,450	600
Purchase of treasury stock	(637)	(45,587)
Dividends paid to stockholders	(7,785)	(8,196)
Other	146	(47)
Net cash provided by (used in) financing activities	99,313	(31,346)
Effect of exchange rate changes on cash and cash equivalents	5,580	(953)
Net increase (decrease) in cash and cash equivalents	175,858	(5,205)
Cash and cash equivalents at beginning of period	268,921	240,103
Cash and cash equivalents at end of period	$444,779	$234,898
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all normal recurring adjustments considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2015 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 27, 2015 (the "2015 Annual Report").

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2016 end on June 28, 2015, September 27, 2015, December 27, 2015, and March 31, 2016, respectively. The four quarters in fiscal 2015 ended on June 29, 2014, September 28, 2014, December 28, 2014, and March 31, 2015, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017, with early adoption permissible one year earlier. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance on the consolidated financial position, results of operations and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update and amortization of the costs will continue to be reported as interest expense. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company does not expect this standard to have a significant impact on its consolidated financial statements and has not yet concluded whether it will adopt ASU 2015-03 prior to the effective date.

In July 2015, the FASB issued ASU 2015-011, “Simplifying the Measurement of Inventory (Topic 330).” This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This update will not have a material impact on the presentation of the Company’s financial position.

2. Inventories

Inventories, net consist of:

	June 28, 2015	March 31, 2015
Raw materials	$81,077	$82,954
Work-in-process	114,579	106,196
Finished goods	157,879	147,861
Total	$353,535	$337,011

3. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of June 28, 2015 and March 31, 2015 and the basis for that measurement:

	Total Fair Value Measurement June 28, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(4,591)	$—	$(4,591)	$—
Foreign currency forward contracts	506	—	506	—
Total derivatives	$(4,085)	$—	$(4,085)	$—

	Total Fair Value Measurement March 31, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(341)	$—	$(341)	$—
Foreign currency forward contracts	4,155	—	4,155	—
Total derivatives	$3,814	$—	$3,814	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in the Company's consolidated financial statements included in its 2015 Annual Report in Note 1, Summary of Significant Accounting Policies.

The fair values for foreign currency forward contracts are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

Financial Instruments

The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate carrying value due to their short maturities.

The fair value of the Company’s short-term debt and borrowings under the 2011 Credit Facility (as defined in Note 9), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The Company’s 3.375% convertible senior notes due 2038 ( the “Convertible Notes”), with an original face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. The Convertible Notes were called for redemption on June 8, 2015. Accordingly, as of June 28, 2015, the holders of the Convertible Notes exercised their conversion rights and the Convertible Notes were to be paid off on July 17, 2015. The fair value amount of the Convertible Notes, reflects in aggregate, the amount paid in cash on the scheduled settlement date of July 17, 2015, for principal and interest and the shares issued to settle the conversion premium, valued at the closing share price on the day of settlement. See Note 9 for further details.

The Company's 5.0% Senior Notes due 2023 (the "Notes"), with an original face value of $300,000, were issued in April 2015. The fair values of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at 99% of face value on June 28, 2015.

The carrying amounts and estimated fair values of the Company’s derivatives, Notes and Convertible Notes at June 28, 2015 and March 31, 2015 were as follows:

	June 28, 2015				March 31, 2015
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$506		$506		$4,155		$4,155
Financial liabilities:
Notes	$300,000		$296,250	(2)	$—		$—
Convertible Notes	172,180	(4)	297,034	(3)	170,936	(4)	277,348	(2)
Derivatives (1)	4,591		4,591		341		341

(1)	Represents lead and foreign currency hedges.

(2)	The fair value amount of the Notes at June 28, 2015 and the Convertible Notes at March 31, 2015 represent the trading value of the instruments.

(3)
The Convertible Notes were no longer trading at June 28, 2015 as the holders exercised their conversion rights by that date. The fair value amount of the Convertible Notes, reflects in aggregate, the amount paid in cash on the scheduled settlement date of July 17, 2015, for principal and interest and the shares issued to settle the conversion premium, valued at the closing share price on the day of settlement.

(4)
The carrying amounts of the Convertible Notes at June 28, 2015 and March 31, 2015 represent the $172,180 and $172,266 principal balance, less the unamortized debt discount (see Note 9 for further details).

Non-recurring fair value measurements

The valuation of goodwill and other intangible assets is based on information and assumptions available to the Company at the time of acquisition, using income and market approaches to determine fair value. The Company tests goodwill and other intangible assets annually for impairment, or when indications of potential impairment exist (see Note 1 to the Consolidated Financial Statements included in the Company's 2015 Annual Report for details).

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

Derivatives in Cash Flow Hedging Relationships

Lead Hedge Forward Contracts

The Company enters into lead hedge forward contracts to fix the price for a portion of its lead purchases. Management considers the lead hedge forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at June 28, 2015 and March 31, 2015 were 110.4 million pounds and 91.6 million pounds, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of June 28, 2015 and March 31, 2015, the Company had entered into a total of $86,623 and $75,878, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $1,716 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Statement of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of June 28, 2015 and March 31, 2015, the notional amount of these contracts was $22,650 and $26,246, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
June 28, 2015 and March 31, 2015

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	June 28, 2015	March 31, 2015	June 28, 2015	March 31, 2015
Prepaid and other current assets
Foreign currency forward contracts	$403	$3,735	$103	$420
Total assets	$403	$3,735	$103	$420
Accrued expenses
Lead hedge forward contracts	$4,591	$341	$—	$—
Total liabilities	$4,591	$341	$—	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended June 28, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$(1,089)	Cost of goods sold	$(5,402)
Foreign currency forward contracts	(2,060)	Cost of goods sold	3,827
Total	$(3,149)		$(1,575)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(9)
Total		$(9)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended June 29, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge contracts	$3,036	Cost of goods sold	$(528)
Foreign currency forward contracts	502	Cost of goods sold	120
Total	$3,538		$(408)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(10)
Total		$(10)

5. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarters of fiscal 2016 and 2015 were based on the estimated effective tax rates applicable for the full years ending March 31, 2016 and March 31, 2015, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of the Company's consolidated income before taxes.

The consolidated effective income tax rates for the first quarters of fiscal 2016 and 2015 were 22.7% and 25.3%, respectively. The rate decrease in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 is primarily due to the subsequent recognition of a previously unrecognized tax position related to one of the Company's foreign subsidiaries and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 57% for the first quarter of fiscal 2016 compared to 54% for the first quarter of fiscal 2015. The foreign effective income tax rate for the first quarter of fiscal 2016 and 2015 were 12.8% and 15.3%, respectively. The rate decrease compared to the prior year period is primarily due to the subsequent recognition of a previously unrecognized tax position related to one of the Company's foreign subsidiaries and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 7%.

6. Warranty

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

	Quarter ended
	June 28, 2015	June 29, 2014
Balance at beginning of period	$39,810	$40,426
Current period provisions	3,885	4,515
Costs incurred	(4,361)	(3,564)
Foreign currency translation adjustment	451	(61)
Balance at end of period	$39,785	$41,316

7. Commitments, Contingencies and Litigation

Litigation and Other Legal Matters

The Company is involved in litigation incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company’s financial position, results of operations, or cash flows. See Note 18 to the Consolidated Financial Statements included in the Company's 2015 Annual Report on Form 10-K. There have been no significant changes since March 31, 2015.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and is separate from the Company’s current metal fabrication facility in Sumter. The Company has established a reserve for this facility. As of June 28, 2015 and March 31, 2015, the reserves related to this facility were $1,923 and $2,902, respectively. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at June 28, 2015 and March 31, 2015, the Company has hedged the price to purchase 110.4 million pounds and 91.6 million pounds of lead, respectively, for a total purchase price of $94,162 and $76,143, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany financing and intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $109,273 and $102,124, respectively, of foreign currency forward contracts with financial institutions as of June 28, 2015 and March 31, 2015.

8. Restructuring Plans

During fiscal 2013, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $6,900, primarily from cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. The Company estimates that these actions will result in the reduction of approximately 140 employees upon completion. The Company recorded restructuring charges of $6,895 through fiscal 2015, consisting of non-cash charges of $1,399 and cash charges of $5,496 and no additional charges were recorded during the first quarter of fiscal 2016. The Company incurred $5,207 of costs against the accrual through fiscal 2015, and incurred $50 in costs against the accrual during the first quarter of fiscal 2016. As of June 28, 2015, the reserve balance associated with these actions is $221. The Company expects no additional restructuring charges related to these actions during fiscal 2016, and expects to complete the program during fiscal 2016.

During fiscal 2014, the Company announced further restructuring programs to improve the efficiency of its manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consists of the transfer of motive power and a portion of reserve power battery manufacturing to the Company's facilities in Western Europe. The Company estimates that the total charges for all actions announced during fiscal 2014 will amount to approximately $23,300, primarily from non-cash charges related to the write-off of fixed assets and inventory of $11,000, along with cash charges for employee severance-related payments and other charges of $12,300. The Company estimates that these actions will result in the reduction of approximately 500 employees upon completion. The Company recorded restructuring charges of $22,115 through fiscal 2015, consisting of non-cash charges of $10,934 and cash charges of $11,181 and recorded an additional $311 in cash charges during the first quarter of fiscal 2016. The Company incurred $9,737 in costs against the accrual through fiscal 2015 and incurred an additional $342 against the accrual during the first quarter of fiscal 2016. As of June 28, 2015, the reserve balance associated with these actions is $1,233. The Company expects to be committed to an additional $800 of restructuring charges related to these actions in fiscal 2016 when it expects to complete the program.

During the third quarter of fiscal 2015, the Company announced a restructuring related to its manufacturing facility located in Jiangdu, the People’s Republic of China ("PRC"), pursuant to which the Company completed the transfer of the manufacturing at that location to its other facilities in PRC, as part of the closure of the Jiangdu facility in the first quarter of fiscal 2016. The Company estimates that the total charges for these actions will amount to approximately $5,400 primarily from cash expenses for employee severance-related payments. The Company estimates that these actions will result in the reduction of approximately 300 employees upon completion. The Company recorded restructuring charges of $3,870 during fiscal 2015 consisting of cash charges for employee severance-related payments. No additional charges were recorded during the first quarter of fiscal 2016. The Company incurred $1,874 in costs against the accrual through fiscal 2015 and incurred an additional $1,914 against the accrual during the first quarter of fiscal 2016. As of June 28, 2015, the reserve balance associated with these actions is $82. The Company expects to be committed to an additional $1,600 of restructuring charges related to these actions in 2016 when it expects to complete the program.

During fiscal 2015 the Company announced a restructuring primarily related to a portion of its sales and engineering organizations in Europe to improve efficiencies. The Company estimates that the total charges for these actions will amount to approximately $800, primarily from cash charges for employee severance-related payments. The Company estimates that these actions will result in the reduction of approximately 10 employees upon completion in fiscal 2016. In fiscal 2015, the Company recorded restructuring charges of $450 and recorded an additional $337 during the first quarter of fiscal 2016. The Company incurred $193 in costs against the accrual in fiscal 2015 and incurred an additional $126 against the accrual during the first quarter of fiscal 2016. As of June 28, 2015, the reserve balance associated with these actions is $564. The Company expects no additional restructuring charges related to these actions during fiscal 2016, and expects to complete the program during fiscal 2017.

During the first quarter of fiscal 2016 the Company completed a restructuring related to a reduction of two executives associated with one of Americas’ recent acquisitions to improve efficiencies. The Company recorded total severance-related charges of $570, all of which was paid during the first quarter of fiscal 2016, primarily per the terms of a pre-existing employee agreement.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2015	$2,966	$854	$3,820
Accrued	1,218	—	1,218
Costs incurred	(2,926)	(76)	(3,002)
Foreign currency impact and other	32	32	64
Balance as of June 28, 2015	$1,290	$810	$2,100

9. Debt

The following summarizes the Company’s long-term debt as of June 28, 2015 and March 31, 2015:

	June 28, 2015	March 31, 2015
5.0% Senior Notes due 2023	$300,000	$—
2011 Credit Facility, due 2018	150,000	325,000
3.375% Convertible Notes, net of discount, due 2038	172,180	170,936
	622,180	495,936
Less current portion	172,180	—
Total long-term debt	$450,000	$495,936

5.0% Senior Notes

On April 23, 2015, the Company issued $300,000 in aggregate principal amount of its 5.00% Senior Notes due 2023 (the “Notes”). The Notes bear interest at a rate of 5.00% per annum accruing from April 23, 2015. Interest is payable semiannually in arrears on April 30 and October 30 of each year, commencing on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by each of its subsidiaries that are guarantors under the 2011 Credit Facility (the "Guarantors"). The Guarantees are unsecured and unsubordinated obligations of the Guarantors. The net proceeds from the sale of the Notes were used primarily to redeem, settle, repurchase or otherwise repay and retire in full the $172,180 principal amount of the Company’s outstanding 3.375% Convertible Notes as discussed below.

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

As of June 28, 2015, the Company had no balance outstanding in revolver borrowings and $150,000 under its term loan borrowings.

3.375% Convertible Notes

On May 7, 2015, the Company filed a notice of redemption for all of the Convertible Notes with a redemption date of June 8, 2015 and 99% of the Convertible Notes holders exercised their conversion rights on or before June 5, 2015, pursuant to which, on July 17, 2015, the Company paid the principal balance and accreted interest aggregating $172,388 in cash and settled the conversion premium by issuing in the aggregate, 1,889,431 shares of the Company's common stock issued from its treasury shares, thereby resulting in the extinguishment of all of the Convertible Notes as of that date. The impact resulting from such extinguishment is not expected to be material as the fair value of the total settlement consideration transferred and allocated to the liability component approximates the carrying value of the Convertible Notes and will be recognized in the second quarter of fiscal 2016.

The carrying value of the Convertible Notes of $172,180 is classified as current maturities of long-term debt on the Consolidated Condensed Balance Sheet as of June 28, 2015.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the Convertible Notes as of June 28, 2015 and March 31, 2015:

	June 28, 2015	March 31, 2015
Principal	$172,180	$172,266
Unamortized discount	—	(1,330)
Net carrying amount	$172,180	$170,936

The effective interest rate on the liability component of the Convertible Notes is 8.50%. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,330 and $2,006, respectively, during the quarters ended June 28, 2015 and June 29, 2014.

Short-Term Debt

As of June 28, 2015 and March 31, 2015, the Company had $18,910 and $19,715, respectively, of short-term borrowings. The weighted-average interest rates on these borrowings were approximately 10% at June 28, 2015 and March 31, 2015.

Letters of Credit

As of June 28, 2015 and March 31, 2015, the Company had $4,937 and $3,862, respectively, of standby letters of credit.

Deferred Financing Fees

In connection with the issuance of the Notes, the Company incurred $4,800 in new deferred finance fees. Amortization expense, relating to deferred financing fees, included in interest expense was $433 and $256, respectively, during the quarters ended June 28, 2015 and June 29, 2014. Deferred financing fees, net of accumulated amortization, totaled $7,079 and $2,712, respectively at June 28, 2015 and March 31, 2015.

Available Lines of Credit

As of June 28, 2015 and March 31, 2015, the Company had available and undrawn, under all its lines of credit, $652,233 and $464,733, respectively, including $154,033 and $141,533, of uncommitted lines of credit as of June 28, 2015 and March 31, 2015, respectively.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Service cost	$138	$102	$208	$211
Interest cost	168	169	485	680
Expected return on plan assets	(215)	(221)	(576)	(592)
Amortization and deferral	134	87	317	178
Net periodic benefit cost	$225	$137	$434	$477

11. Stock-Based Compensation

As of June 28, 2015, the Company maintains the Amended and Restated EnerSys 2010 Equity Incentive Plan, (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market share units and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $4,239 for the first quarter of fiscal 2016 and $5,096 for the first quarter of fiscal 2015. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards, except for awards issued to certain retirement-eligible participants, which are expensed on an accelerated basis.
During the first quarter ended June 28, 2015, the Company granted to non-employee directors 855 restricted stock units, pursuant to the EnerSys Deferred Compensation Plan for Non-Employee Directors.

During the first quarter ended June 28, 2015, the Company granted to management and other key employees 127,966 non-qualified stock options and 212,248 performance-based market share units that vest three years from the date of grant and 119,977 restricted stock units that vest 25% each year over four years from the date of grant. Of these grants, 127,966 non-qualified stock options and 134,948 performance-based market share units were subject to stockholders approval, which was obtained on July 30, 2015. See Note 15.

Common stock activity during the first quarter ended June 28, 2015 included the vesting of 133,493 restricted stock units and 527,009 market share units and exercise of 6,486 stock options.

As of June 28, 2015, there were 224,297 non-qualified stock options, 485,464 restricted stock units and 555,869 market share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the first quarter ended June 28, 2015:

Shares outstanding as of March 31, 2015	44,068,588
Purchase of treasury stock	(9,896)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	429,353

Shares outstanding as of June 28, 2015	44,488,045

Treasury Stock

During the first quarter ended June 28, 2015, the Company purchased 9,896 shares of its common stock for $637. At June 28, 2015 and March 31, 2015, the Company held 9,605,947 shares and 9,596,051 shares as treasury stock, respectively.
Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI, net of tax, as of June 28, 2015 and March 31, 2015, are as follows:

	March 31, 2015	Before Reclassifications	Amounts Reclassified from AOCI	June 28, 2015
Pension funded status adjustment	$(23,719)	$—	$323	$(23,396)
Net unrealized (loss) gain on derivative instruments	(95)	(1,988)	995	(1,088)
Foreign currency translation adjustment	(85,161)	20,622	—	(64,539)
Accumulated other comprehensive income (loss)	$(108,975)	$18,634	$1,318	$(89,023)

The following table presents reclassifications from AOCI during the first quarter ended June 28, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,575	Cost of goods sold
Tax benefit	(580)
Net unrealized loss on derivative instruments, net of tax	$995

Defined benefit pension costs:
Prior service costs and deferrals	$451	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(128)
Net periodic benefit cost, net of tax	$323

The following table presents reclassifications from AOCI during the first quarter ended June 29, 2014:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$408	Cost of goods sold
Tax benefit	(151)
Net unrealized loss on derivative instruments, net of tax	$257

Defined benefit pension costs:
Prior service costs and deferrals	$265	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(80)
Net periodic benefit cost, net of tax	$185

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter ended June 28, 2015:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2015	$1,038,900	$5,540	$1,044,440
Total comprehensive income:
Net earnings (losses)	48,387	(12)	48,375
Net unrealized loss on derivative instruments, net of tax	(993)	—	(993)
Pension funded status adjustment, net of tax	323	—	323
Foreign currency translation adjustment	20,622	(39)	20,583
Total other comprehensive income (loss), net of tax	19,952	(39)	19,913
Total comprehensive income (loss)	68,339	(51)	68,288
Other changes in equity:
Purchase of treasury stock	(637)	—	(637)
Cash dividends - common stock ($0.175 per share)	(7,785)	—	(7,785)
Reclassification of redeemable equity component of Convertible Notes	1,330	—	1,330
Other, including activity related to equity awards	(7,962)	—	(7,962)
Balance as of June 28, 2015	$1,092,185	$5,489	$1,097,674

The following demonstrates the change in redeemable noncontrolling interests during the first quarter ended June 28, 2015:

Redeemable Noncontrolling Interests
Balance as of March 31, 2015	$6,956
Net loss	(441)
Foreign currency translation adjustment	(36)
Balance as of June 28, 2015	$6,479

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended
	June 28, 2015	June 29, 2014
Net earnings attributable to EnerSys stockholders	$48,387	$49,169
Weighted-average number of common shares outstanding:
Basic	44,233,915	46,899,303
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	703,434	1,089,658
Convertible Notes	1,819,027	1,737,277
Diluted weighted-average number of common shares outstanding	46,756,376	49,726,238
Basic earnings per common share attributable to EnerSys stockholders	$1.09	$1.05
Diluted earnings per common share attributable to EnerSys stockholders	$1.03	$0.99
Anti-dilutive equity awards not included in diluted weighted-average common shares	—	414

The aggregate number of common shares that the Company could be obligated to issue upon conversion of its Convertible Notes, as of June 28, 2015, was 4,334,839. On June 8, 2015, the Company announced its election to settle the principal portion of the Convertible Notes and interest accreted thereon in cash and settle the conversion premium by issuing shares of its common stock. During the first quarter of fiscal 2016, the average price of the Company's common stock of $68.55 per share exceeded the conversion price of $39.72 per share on the Convertible Notes and 1,819,027 shares relating to the conversion premium on the Convertible Notes were included in the diluted earnings per share using the "if converted" method. On July 17, 2015, the Company paid the principal and accreted interest outstanding on the Convertible Notes amounting to $172,388 in cash and settled the conversion premium by issuing, in aggregate, 1,889,431 shares of its common stock. See Notes 9 and 15 for details.

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

Summarized financial information related to the Company's reportable segments for the first quarters ended June 28, 2015 and June 29, 2014 is shown below:

	Quarter ended
	June 28, 2015	June 29, 2014
Net sales by segment to unaffiliated customers
Americas	$317,026	$330,928
EMEA	196,641	241,935
Asia	48,401	61,247
Total net sales	$562,068	$634,110
Net sales by product line
Reserve power	$264,264	$311,374
Motive power	297,804	322,736
Total net sales	$562,068	$634,110
Intersegment sales
Americas	$10,040	$8,918
EMEA	18,638	17,699
Asia	6,386	11,459
Total intersegment sales (1)	$35,064	$38,076
Operating earnings by segment
Americas	$45,345	$41,489
EMEA	20,552	28,601
Asia	10	3,428
Restructuring charges - Americas	(570)	—
Restructuring charges - EMEA	(648)	(1,829)
Gain on sale of facility - Asia	4,348	—
Total operating earnings (2)	$69,037	$71,689

(1)	Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

On July 17, 2015, the Company paid the principal and accreted interest outstanding on the Convertible Notes amounting to $172,388 in cash and settled the conversion premium by issuing, in the aggregate, 1,889,431 shares of its common stock from its treasury shares. See Note 9 for details.

On July 23, 2015, the Company announced that it has completed the acquisition of of ICS Industries Pty. Ltd. (ICS), headquartered in Melbourne, Australia. ICS is a leading full line shelter designer, manufacturer with installation and maintenance services company serving the telecommunications, utilities, datacenter, natural resources and transport industries operating in Australia and serving customers in the Asia Pacific region.

On July 30, 2015, the Company's stockholders approved the grant to management of 127,966 non-qualified stock options and 134,948 performance-based market share units that vest three years from the date of grant.

On August 5, 2015, the Company announced the declaration of a quarterly cash dividend of $0.175 per share of common stock to be paid on September 25, 2015, to stockholders of record as of September 11, 2015.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2015 Annual Report on Form 10-K (the "2015 Annual Report") and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Overview

EnerSys (the “Company,” “we,” or “us”) is the world’s largest manufacturer, marketer and distributor of industrial batteries. We also manufacture, market and distribute products such as battery chargers, power equipment, battery accessories, and outdoor cabinet enclosures. Additionally, we provide related aftermarket and customer-support services for our products. We market our products globally to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force.
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

We have two primary product lines: reserve power and motive power products. Net sales classifications by product line are as follows:

•
Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems, and other specialty power applications, including medical and security systems, premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities, large-scale energy storage, energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships and tactical vehicles. Reserve power products also include thermally managed cabinets and enclosures for electronic equipment and batteries.

•
Motive power products are used to provide power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications as well as mining equipment, diesel locomotive starting and other rail equipment.

Economic Climate

Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. Economic activity continues to strengthen in North America while EMEA is experiencing limited growth. Asia region continues to grow faster than any other region in which we do business, but at a slower pace than a few years ago.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs and foreign currency exposures may continue to fluctuate as they have in the past several years. Overall, on a consolidated basis, we have experienced stable trends more recently in our revenue and order rates and commodity cost changes have not been substantial. However, we have experienced lower revenues due to movements in foreign currency exchange rates.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the first quarter of fiscal 2016, our selling prices remained relatively flat, compared to the comparable prior year period.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $445 million of available cash and cash equivalents and undrawn committed and uncommitted credit lines of approximately $652 million at June 28, 2015 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

In April 2015, we issued $300 million of 5.00% Senior Notes due 2023 (the “Notes”) maturing in April 2023, with the net proceeds used primarily to fund the payment of principal and accreted interest outstanding on the Convertible Notes that were settled in July 2015.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

On July 17, 2015, we paid the principal and accreted interest outstanding on the 3.375% convertible senior notes due 2038 (the “Convertible Notes”) amounting to $172.4 million in cash and settled the conversion premium by issuing, in the aggregate, 1,889,431 shares of common stock from our treasury shares. Subsequent to the extinguishment of the Convertible Notes, other than the Notes and the 2011 Credit Facility, we have no other significant amount of long-term debt maturing in the near future.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisition and stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Segment sales

	Quarter ended June 28, 2015		Quarter ended June 29, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$317.0	56.4%	$330.9	52.2%	$(13.9)	(4.2)%
EMEA	196.7	35.0	242.0	38.1	(45.3)	(18.7)
Asia	48.4	8.6	61.2	9.7	(12.8)	(21.0)
Total net sales	$562.1	100.0%	$634.1	100.0%	$(72.0)	(11.4)%

Net sales decreased $72.0 million or 11.4% in the first quarter of fiscal 2016 from the comparable period in fiscal 2015. This decrease for the first quarter was the result of a 9% decrease due to foreign currency translation impact and a 3% decrease in organic volume partially offset by a 1% increase due to pricing.

The Americas segment’s net sales decreased $13.9 million or 4.2% in the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015, primarily due to a decrease of 3% and 2% in organic volume and foreign currency translation impact, respectively, partially offset by a 1% increase due to pricing.

The EMEA segment’s net sales decreased $45.3 million or 18.7% in the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015, primarily due to a decrease of 20% due to foreign currency translation impact partially offset by a 1% increase in pricing.

The Asia segment’s net sales decreased $12.8 million or 21.0% in the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015, primarily due to a decrease in organic volume and foreign currency translation impact of 16% and 6%, respectively, partially offset by a 1% increase due to pricing.

Product line sales

	Quarter ended June 28, 2015		Quarter ended June 29, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$264.3	47.0%	$311.4	49.1%	$(47.1)	(15.1)%
Motive power	297.8	53.0	322.7	50.9	(24.9)	(7.7)
Total net sales	$562.1	100.0%	$634.1	100.0%	$(72.0)	(11.4)%

Net sales of our reserve power products in the first quarter of fiscal 2016 decreased $47.1 million or 15.1% compared to the first quarter of fiscal 2015. The decrease was primarily due to foreign currency translation impact and organic volume decrease of 8% each, offset partially by a 1% increase due to pricing.

Net sales of our motive power products in the first quarter of fiscal 2016 decreased by $24.9 million or 7.7% compared to the first quarter of fiscal 2015. The decrease was primarily due to foreign currency translation impact of 10% offset partially by a 1% increase each in organic volume and pricing, respectively.

Gross Profit

	Quarter ended June 28, 2015		Quarter ended June 29, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$150.4	26.8%	$162.6	25.6%	$(12.2)	(7.5)%

Gross profit decreased $12.2 million or 7.5% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 due to foreign currency translation impact and reduced reserve power organic volume partially offset by lower commodity costs. Gross profit, as a percentage of net sales, increased 120 basis points in the first quarter of fiscal 2016 when compared to the first quarter of fiscal 2015. The increase in the gross profit margin in the current quarter is primarily attributable to lower commodity costs and improved pricing.

Operating Items

	Quarter ended June 28, 2015		Quarter ended June 29, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$84.5	15.0%	$89.1	14.0%	$(4.6)	(5.1)%
Restructuring charges	$1.2	0.2%	$1.8	0.3%	$(0.6)	(33.4)%
Gain on sale of facility	$(4.3)	(0.7)%	$—	—%	$(4.3)	NM
NM = not meaningful

Operating expenses as a percentage of net sales increased 100 basis points in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. Operating expenses, excluding the effect of foreign currency translation, increased $1.8 million or 2.0% in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The increase in operating expenses as a percentage of sales is primarily due to payroll related expenses and implementation costs for a new ERP system in the Americas while we experienced lower organic volume. Selling expenses, our main component of operating expenses, were 56.3% of total operating expenses in the first quarter of fiscal 2016, respectively, compared to 58.5% of total operating expenses in the first quarter of fiscal 2015, respectively.

Restructuring charges

Included in our first quarter of fiscal 2016 operating results are restructuring charges in Americas and EMEA of $0.6 million each. Included in our first quarter of fiscal 2015 are $1.8 million of restructuring charges, respectively, primarily for staff reductions and other cash charges in EMEA related to the relocation of our motive power and a portion of our reserve power manufacturing from Bulgaria to our facilities in Western Europe.

Operating Earnings

	Quarter ended June 28, 2015		Quarter ended June 29, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$45.3	14.3%	$41.5	12.5%	$3.8	9.3%
EMEA	20.6	10.5	28.6	11.8	(8.0)	(28.1)
Asia	—	—	3.4	5.6	(3.4)	(99.7)
Subtotal	65.9	11.7	73.5	11.6	(7.6)	(10.4)
Restructuring charges - Americas	(0.6)	(0.2)	—	—	(0.6)	NM
Restructuring charges - EMEA	(0.6)	(0.3)	(1.8)	(0.8)	1.2	(64.6)
Gain on sale of facility - Asia	4.3	9.0	—	—	4.3	NM
Total operating earnings	$69.0	12.3%	$71.7	11.3%	$(2.7)	(3.7)%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

Operating earnings decreased $2.7 million or 3.7% in the first quarter compared to the first quarter of fiscal 2015. Operating earnings, as a percentage of net sales, increased 100 basis points in the first quarter of fiscal 2016 when compared to the first quarter of fiscal 2015, primarily on account of the $4.3 million gain on sale of our plant in Chaozhou, in the People's Republic of China ("PRC").

The Americas segment's operating earnings, excluding restructuring charges discussed above, increased in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, with the operating margin increasing 180 basis points to 14.3%. This increase is attributable to improved product mix and pricing, and lower commodity costs partially offset by implementation costs relating to a new ERP system.

The EMEA segment's operating earnings, excluding restructuring charges discussed above, decreased in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, with the operating margin decreasing 130 basis points to 10.5%. This decrease primarily reflects foreign currency headwinds and lower reserve power demand.

Operating earnings decreased in the Asia segment in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, primarily due to costs associated with the transition to our new plant in the PRC and reduced telecom sales.

Interest Expense

	Quarter ended June 28, 2015		Quarter ended June 29, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$6.3	1.1%	$4.9	0.8%	$1.4	30.0%

Interest expense of $6.3 million in the first quarter of fiscal 2016 (net of interest income of $0.6 million) was $1.4 million higher than the interest expense of $4.9 million in the first quarter of fiscal 2015 (net of interest income of $0.3 million).

The increase in interest expense in the first quarter of fiscal 2016 compared to the comparable prior year period of fiscal 2015 is primarily due to higher average debt outstanding. Our average debt outstanding (reflecting the reduction of the Convertible Notes discount) was $608.0 million in the first quarter of fiscal 2016, compared to $325.2 million in the first quarter of fiscal 2015. The increase in our average debt was mainly due to the fiscal 2015 share repurchase program and the issuance of $300 million Notes, the net proceeds of which were used to pay the Convertible Notes as discussed in Note 9 and Note 15 to the Consolidated Condensed Financial Statements. The average Convertible Notes discount excluded from our average debt outstanding was $0.5 million in the first quarter of fiscal 2016 and $8.6 million in the first quarter of fiscal 2015.

Included in interest expense is non-cash, accreted interest on the Convertible Notes of $1.3 million in the first quarter of fiscal 2016 and $2.0 million in the first quarter of fiscal 2015. For more information, see Note 9 to the Consolidated Condensed Financial Statements. Also included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $0.3 million, respectively, in the first quarter of fiscal 2016 and first quarter of fiscal 2015.

Other (Income) Expense, Net

	Quarter ended June 28, 2015		Quarter ended June 29, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$0.7	0.2%	$1.0	0.1%	$(0.3)	(32.3)%

Other (income) expense, net in the first quarter of fiscal 2016 was expense of $0.7 million compared to expense of $1.0 million in the first quarter of fiscal 2015. The decrease in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 is primarily attributable to foreign currency losses of $1.4 million offset by miscellaneous income of $1.2 million. Foreign currency losses in the first quarter of fiscal 2015 were $0.8 million.

Earnings Before Income Taxes

	Quarter ended June 28, 2015		Quarter ended June 29, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$62.0	11.0%	$65.8	10.4%	$(3.8)	(5.7)%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2016 decreased $3.8 million, or 5.8%, compared to the first quarter of fiscal 2015. Earnings before income taxes as a percentage of net sales were 11.0% for the first quarter of fiscal 2016 compared to 10.4% in the first quarter of fiscal 2015.

Income Tax Expense

	Quarter ended June 28, 2015		Quarter ended June 29, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$14.1	2.5%	$16.7	2.6%	$(2.6)	(15.6)%
Effective tax rate	22.7%		25.3%		(2.6)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarters of fiscal 2016 and 2015 were based on the estimated effective tax rates applicable for the full years ending March 31, 2016 and March 31, 2015, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The consolidated effective income tax rates for the first quarters of fiscal 2016 and 2015 were 22.7% and 25.3%, respectively. The rate decrease in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 is primarily due to the subsequent recognition of a previously unrecognized tax position related to one of our foreign subsidiaries and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 57% for the first quarter of fiscal 2016 compared to 54% for the first quarter of fiscal 2015. The foreign effective income tax rate for the first quarter of fiscal 2016 and 2015 were 12.8% and 15.3%, respectively. The rate decrease compared to the prior year period is primarily due to the subsequent recognition of a previously unrecognized tax position related to one of our foreign subsidiaries and changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 7%.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report.

Liquidity and Capital Resources

Operating activities provided cash of $82.3 million in the first quarter of fiscal 2016 compared to $41.8 million in the comparable period of fiscal 2015. In the first quarter of fiscal 2016, net earnings of $47.9 million, depreciation and amortization of $13.6 million, non-cash charges relating to stock-based compensation of $4.2 million and non-cash interest of $1.8 million were offset by a gain of $4.3 million on sale of our facility in the PRC and deferred taxes of $4.4 million. Also contributing to our cash provided from operating activities was the decrease in primary working capital of $31.0 million, net of currency translation changes, offset by decrease of $7.7 million in other accrued expenses primarily for payments related to sales and payroll related incentives.

In the first quarter of fiscal 2015, net earnings of $49.1 million, depreciation and amortization of $14.3 million, non-cash charges relating to restructuring charges of $0.4 million were partially offset by cash used for the increase in primary working capital of $19.4 million, net of currency translation changes.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $624.9 million (yielding a primary working capital percentage of 27.8%) at June 28, 2015, $636.6 million (yielding a primary working capital percentage of 25.3%) at March 31, 2015 and $683.0 million at June 29, 2014 (yielding a primary working capital percentage of 26.9%). The primary working capital percentage of 27.8% at June 28, 2015 is 250 basis points higher than that for March 31, 2015, and is 90 basis points higher than that for the prior year period. Primary working capital percentage increased during the first quarter of fiscal 2016 largely due to an increase in accounts receivables as a percentage of annualized sales.

Primary working capital and primary working capital percentages at June 28, 2015, March 31, 2015 and June 29, 2014 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
June 28, 2015	$504.4	$353.5	$(233.0)	$624.9	$2,248.3	27.8%
March 31, 2015	518.2	337.0	(218.6)	636.6	2,519.6	25.3
June 29, 2014	560.3	384.2	(261.5)	683.0	2,536.4	26.9

Investing activities used cash of $11.4 million in the first quarter of fiscal 2016 and were primarily comprised of capital expenditures of $19.7 million offset by proceeds from the sale of our manufacturing facility in Chaozhou, in the PRC for $9.2 million.

Investing activities used cash of $14.7 million in the first quarter of fiscal 2015 and were primarily comprised of capital expenditures.

Financing activities provided cash of $99.3 million in the first quarter of fiscal 2016 primarily due to the issuance of $300.0 million of Notes, revolver borrowings and repayments of $10.0 million and $185.0 million, respectively, deferred finance fees paid amounting to $4.8 million relating to the Notes, purchase of treasury stock for $0.6 million and payment of cash dividends to our stockholders of $7.8 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $11.8 million. Net repayments on short-term debt were $0.7 million.

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

As a result of the above, total cash and cash equivalents increased by $175.9 million to $444.8 million, in the first quarter of fiscal 2016 compared to a decrease of $5.2 million to $234.9 million, in the comparable period of fiscal 2015.

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
We are in compliance with all covenants and conditions under our credit agreement. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2015 Annual Report and Note 9 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2015 Annual Report for the year ended March 31, 2015. As of June 28, 2015, we had no significant changes to our contractual obligations table contained in our 2015 Form 10-K, which reflected the issuance of the $300 million of Notes and the redemption of the Convertible Notes in the first quarter of fiscal 2016.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at June 28, 2015 are $6.2 million (pre-tax), therefore, there is minimal risk of nonperformance by these counterparties. Those contracts that result in an asset position at June 28, 2015 are $2.1 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $1.7 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
June 28, 2015	$94.2	110.4	$0.85	21%
March 31, 2015	76.1	91.6	0.83	19
June 29, 2014	99.1	103.2	0.96	22

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, we believe approximately 59% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at June 28, 2015, lead purchased by June 28, 2015 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $14 million in the first quarter of fiscal 2016.

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

To hedge these exposures, we have entered into forward contracts and options with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of June 28, 2015 and March 31, 2015 were $109.3 million and $102.1 million, respectively. The details of contracts outstanding as of June 28, 2015 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$55.2	$/€	1.13	21%
Sell Euros for Polish zloty	26.5	PLN/€	4.12	19
Sell Euros for British pounds	16.4	£/€	0.73	45
Sell U.S. dollars for Mexican pesos	5.6	MXN/$	15.48	44
Sell Japanese Yen for U.S. dollars	2.4	¥/$	123.07	73
Sell Malaysian Ringgit for Euros	1.6	MYR/€	4.04	57
Sell Australian dollars for Euros	1.2	AUD/€	1.42	9
Other	0.4
Total	$109.3

(1)	Based on the fiscal year currency requirements.

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

From time to time, we are involved in litigation incidental to the conduct of our business. See Litigation and Other Legal Matters in Note 7 - Commitments, Contingencies and Litigation to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2015 Annual Report for the year ended March 31, 2015, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
April 1 – April 26, 2015	9,896	$64.36	9,896	$25,000,000
April 27 – May 24, 2015	214,481	68.43	—	25,000,000
May 25 – June 28, 2015	10,499	66.92	—	25,000,000
Total	234,876	$68.19	9,896

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

4.1
Indenture, dated as of April 23, 2015, among EnerSys, the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 23, 2015).

4.2
First Supplemental Indenture, dated as of April 23, 2015, among EnerSys, the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 23, 2015).

4.3	Form of 5.00% Senior Note due 2023 (included in Exhibit 4.2 hereto).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Senior Vice President Finance & Chief Financial Officer
Date: August 5, 2015

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

4.1
Indenture, dated as of April 23, 2015, among EnerSys, the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 23, 2015).

4.2
First Supplemental Indenture, dated as of April 23, 2015, among EnerSys, the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 23, 2015).

4.3	Form of 5.00% Senior Note due 2023 (included in Exhibit 4.2 hereto).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document