Form 10-Q
period 2015-09-27
EnerSys
filed 2015-11-02
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

Common Stock outstanding at October 28, 2015: 44,396,260 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 27, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$320,565	$268,921
Accounts receivable, net of allowance for doubtful accounts: September 27, 2015 - $9,610; March 31, 2015 - $7,562	482,933	518,165
Inventories, net	345,954	337,011
Deferred taxes	32,898	31,749
Prepaid and other current assets	132,146	77,572
Total current assets	1,314,496	1,233,418
Property, plant, and equipment, net	359,862	356,854
Goodwill	385,336	369,730
Other intangible assets, net	164,662	158,160
Other assets	53,154	44,885
Total assets	$2,277,510	$2,163,047
Liabilities and Equity
Current liabilities:
Short-term debt	$24,550	$19,715
Accounts payable	219,365	218,574
Accrued expenses	216,869	195,082
Total current liabilities	460,784	433,371
Long-term debt	643,125	495,936
Deferred taxes	70,261	99,398
Other liabilities	83,107	81,616
Total liabilities	1,257,277	1,110,321
Commitments and contingencies
Redeemable noncontrolling interests	5,488	6,956
Redeemable equity component of Convertible Notes	—	1,330
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at September 27, 2015 and at March 31, 2015	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 54,106,340 shares issued and 44,389,824 shares outstanding at September 27, 2015; 53,664,639 shares issued and 44,068,588 shares outstanding at March 31, 2015	545	537
Additional paid-in capital	429,754	525,967
Treasury stock, at cost, 9,716,516 shares held as of September 27, 2015; 9,596,051 shares held as of March 31, 2015	(370,293)	(376,005)
Retained earnings	1,069,870	997,376
Accumulated other comprehensive loss	(120,563)	(108,975)
Total EnerSys stockholders’ equity	1,009,313	1,038,900
Nonredeemable noncontrolling interests	5,432	5,540
Total equity	1,014,745	1,044,440
Total liabilities and equity	$2,277,510	$2,163,047
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	September 27, 2015	September 28, 2014
Net sales	$569,134	$629,927
Cost of goods sold	414,195	467,387
Gross profit	154,939	162,540
Operating expenses	89,561	96,910
Restructuring and other exit charges	2,629	1,810
Legal proceedings charge / (reversal of legal accrual, net of fees) - See Note 7	3,201	(16,233)
Operating earnings	59,548	80,053
Interest expense	5,020	4,362
Other (income) expense, net	736	(3,407)
Earnings before income taxes	53,792	79,098
Income tax expense	14,024	22,548
Net earnings	39,768	56,550
Net earnings (losses) attributable to noncontrolling interests	(257)	234
Net earnings attributable to EnerSys stockholders	$40,025	$56,316
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.89	$1.22
Diluted	$0.87	$1.16
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	44,944,027	46,133,637
Diluted	46,005,399	48,537,276
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	September 27, 2015	September 28, 2014
Net sales	$1,131,202	$1,264,037
Cost of goods sold	825,848	938,920
Gross profit	305,354	325,117
Operating expenses	174,069	185,969
Restructuring and other exit charges	3,847	3,639
Legal proceedings charge / (reversal of legal accrual, net of fees) - See Note 7	3,201	(16,233)
Gain on sale of facility	(4,348)	—
Operating earnings	128,585	151,742
Interest expense	11,367	9,246
Other (income) expense, net	1,431	(2,379)
Earnings before income taxes	115,787	144,875
Income tax expense	28,085	39,210
Net earnings	87,702	105,665
Net earnings (losses) attributable to noncontrolling interests	(710)	180
Net earnings attributable to EnerSys stockholders	$88,412	$105,485
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.98	$2.27
Diluted	$1.91	$2.15
Dividends per common share	$0.35	$0.35
Weighted-average number of common shares outstanding:
Basic	44,588,971	46,516,470
Diluted	46,380,887	49,131,757
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net earnings	$39,768	$56,550	$87,702	$105,665
Other comprehensive income:
Net unrealized (loss) gain on derivative instruments, net of tax	(4,444)	76	(5,437)	2,567
Pension funded status adjustment, net of tax	315	181	638	366
Foreign currency translation adjustment	(28,202)	(50,458)	(7,655)	(53,015)
Total other comprehensive loss, net of tax	(32,331)	(50,201)	(12,454)	(50,082)
Total comprehensive income	7,437	6,349	75,248	55,583
Comprehensive loss attributable to noncontrolling interests	(1,048)	(228)	(1,576)	(449)
Comprehensive income attributable to EnerSys stockholders	$8,485	$6,577	$76,824	$56,032
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities
Net earnings	$87,702	$105,665
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,851	28,366
Write-off of assets relating to restructuring	328	547
Derivatives not designated in hedging relationships:
Net losses (gains)	294	(364)
Cash proceeds	801	198
Provision for doubtful accounts	2,369	567
Deferred income taxes	(3,318)	22,270
Non-cash interest expense	2,104	4,655
Stock-based compensation	10,338	17,059
Gain on sale of facility	(4,348)	—
Gain on disposal of property, plant, and equipment	(13)	(58)
Reversal of legal accrual, net of fees - See Note 7	(799)	(16,233)
Gain on disposition of equity interest in Altergy - See Note 7	—	(2,000)
Changes in assets and liabilities:
Accounts receivable	40,899	(17,429)
Inventories	(4,799)	(40,304)
Prepaid and other current assets	3,338	(3,910)
Other assets	(1,195)	1,163
Accounts payable	2,577	9,152
Accrued expenses	8,642	(67,909)
Other liabilities	1,849	9,130
Net cash provided by operating activities	174,620	50,565

Cash flows from investing activities
Capital expenditures	(33,519)	(27,513)
Purchase of businesses	(39,079)	—
Proceeds from sale of facility	9,179	—
Proceeds from disposal of property, plant, and equipment	780	103
Proceeds from disposition of equity interest in Altergy	—	2,000
Net cash used in investing activities	(62,639)	(25,410)

Cash flows from financing activities
Net increase (decrease) in short-term debt	5,787	(7,534)
Proceeds from revolving credit borrowings	270,000	246,000
Repayments of revolving credit borrowings	(250,000)	(251,000)
Proceeds from long-term debt	300,000	150,000
Repayments of Convertible Notes	(172,266)	(203)
Repayments of long-term debt	(1,875)	—
Deferred financing costs	(4,971)	(1,076)
Taxes paid related to net share settlement of equity awards, net of option proceeds	(15,285)	(12,664)
Excess tax benefits from exercise of stock options and vesting of equity awards	3,450	3,035
Purchase of treasury stock	(120,637)	(120,938)
Prepayment of accelerated stock repurchase	(60,000)	—
Dividends paid to stockholders	(15,553)	(16,156)
Other	(45)	(134)
Net cash used in financing activities	(61,395)	(10,670)
Effect of exchange rate changes on cash and cash equivalents	1,058	(14,688)
Net increase (decrease) in cash and cash equivalents	51,644	(203)
Cash and cash equivalents at beginning of period	268,921	240,103
Cash and cash equivalents at end of period	$320,565	$239,900
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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017, with early adoption permissible one year earlier. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update and amortization of the costs will continue to be reported as interest expense. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. The Company does not expect this standard to have a significant impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-011, “Simplifying the Measurement of Inventory (Topic 330).” This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This update will not have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805).”
The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance on its consolidated financial statements.

2. Inventories

Inventories, net consist of:

	September 27, 2015	March 31, 2015
Raw materials	$82,935	$82,954
Work-in-process	110,845	106,196
Finished goods	152,174	147,861
Total	$345,954	$337,011

3. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of September 27, 2015 and March 31, 2015 and the basis for that measurement:

	Total Fair Value Measurement September 27, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(5,739)	$—	$(5,739)	$—
Foreign currency forward contracts	(1,070)	—	(1,070)	—
Total derivatives	$(6,809)	$—	$(6,809)	$—

	Total Fair Value Measurement March 31, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(341)	$—	$(341)	$—
Foreign currency forward contracts	4,155	—	4,155	—
Total derivatives	$3,814	$—	$3,814	$—

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

The Company's 5.00% Senior Notes due 2023 (the "Notes"), with an original face value of $300,000, were issued in April 2015. The fair values of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 97% of face value on September 27, 2015.

The carrying amounts and estimated fair values of the Company’s derivatives, Notes and Convertible Notes at September 27, 2015 and March 31, 2015 were as follows:

	September 27, 2015			March 31, 2015
	Carrying Amount	Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$—	$—		$4,155		$4,155
Financial liabilities:
Notes (2)	$300,000	$290,250	(2)	$—		$—
Convertible Notes (2) (3)	—	—		170,936	(3)	277,348	(2)
Derivatives (1)	6,809	6,809		341		341

(1)	Represents lead and foreign currency forward contracts.

(2)	The fair value amount of the Notes at September 27, 2015 and the Convertible Notes (as defined in Note 9) at March 31, 2015 represent the trading value of the instruments.

(3)	The carrying amount of the Convertible Notes at March 31, 2015 represent the $172,266 principal balance, less the unamortized debt discount (see Note 9 for further details).

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

During the six months of fiscal 2016, no assets or liabilities were recorded at fair value on a non-recurring basis.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at September 27, 2015 and March 31, 2015 were 84.7 million pounds and 91.6 million pounds, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of September 27, 2015 and March 31, 2015, the Company had entered into a total of $82,497 and $75,878, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $8,785 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statement of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of September 27, 2015 and March 31, 2015, the notional amount of these contracts was $23,562 and $26,246, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
September 27, 2015 and March 31, 2015

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	September 27, 2015	March 31, 2015	September 27, 2015	March 31, 2015
Prepaid and other current assets
Foreign currency forward contracts	$—	$3,735	$—	$420
Total assets	$—	$3,735	$—	$420
Accrued expenses
Lead forward contracts	$5,739	$341	$—	$—
Foreign currency forward contracts	394	—	676	—
Total liabilities	$6,133	$341	$676	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 27, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(4,026)	Cost of goods sold	$2,389
Foreign currency forward contracts	(513)	Cost of goods sold	124
Total	$(4,539)		$2,513

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(285)
Total		$(285)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 28, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,296)	Cost of goods sold	$(1,147)
Foreign currency forward contracts	2,222	Cost of goods sold	(48)
Total	$(1,074)		$(1,195)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$374
Total		$374

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 27, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(5,115)	Cost of goods sold	$(3,013)
Foreign currency forward contracts	(2,573)	Cost of goods sold	3,951
Total	$(7,688)		$938

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(294)
Total		$(294)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 28, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(260)	Cost of goods sold	$(1,675)
Foreign currency forward contracts	2,724	Cost of goods sold	72
Total	$2,464		$(1,603)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$364
Total		$364

5. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarters of fiscal 2016 and 2015 were based on the estimated effective tax rates applicable for the full years ending March 31, 2016 and March 31, 2015, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of the Company's consolidated income before taxes.

The consolidated effective income tax rates were 26.1% and 28.5%, respectively, for the second quarters of fiscal 2016 and 2015 and 24.3% and 27.1%, respectively, for the six months of fiscal 2016 and fiscal 2015. The rate decrease in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 is primarily due to the subsequent recognition in fiscal 2016 of a domestic deferred tax asset related to executive compensation and changes in the mix of earnings among tax jurisdictions. The rate decrease in the six months of fiscal 2016 compared to the six months of fiscal 2015 is primarily due to the subsequent recognition in fiscal 2016 of a domestic deferred tax asset related to executive compensation and a previously unrecognized tax position related to one of the Company's foreign subsidiaries, and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 57% for the six months of fiscal 2016 compared to 54% for the six months of fiscal 2015. The foreign effective income tax rates for the six months of fiscal 2016 and 2015 were 12.4% and 15.5%, respectively. The rate decrease compared to the prior year period is primarily due to the subsequent recognition in fiscal 2016 of a previously unrecognized tax position related to one of the Company's foreign subsidiaries and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 7%.

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

	Quarter ended		Six months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Balance at beginning of period	$39,785	$41,316	$39,810	$40,426
Current period provisions	4,698	5,102	8,583	9,617
Costs incurred	(4,147)	(4,901)	(8,508)	(8,465)
Foreign currency translation adjustment	(196)	(999)	255	(1,060)
Balance at end of period	$40,140	$40,518	$40,140	$40,518

7. Commitments, Contingencies and Litigation

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

European Competition Investigations

Certain of the Company’s European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, certain European competition authorities, including Belgium and the Netherlands, relating to conduct and anticompetitive practices of certain industrial battery participants. The Company is responding to these inquiries and has reserved $4,000 in connection with these investigations and other related legal charges. For the Dutch regulatory proceeding, the Company does not believe that such an estimate can be made at this time given the early stages of its investigation. The foregoing estimate of losses is based upon currently available information for this proceeding. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations, remains uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001, and the Company established a reserve that amounted to $1,301 and $2,902, respectively, as of September 27, 2015 and March 31, 2015. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility. This site is separate from the Company’s current metal fabrication facility in Sumter.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at September 27, 2015 and March 31, 2015, the Company has hedged the price to purchase 84.7 million pounds and 91.6 million pounds of lead, respectively, for a total purchase price of $69,852 and $76,143, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany financing and intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $106,059 and $102,124, respectively, of foreign currency forward contracts with financial institutions as of September 27, 2015 and March 31, 2015.

8. Restructuring Plans

During fiscal 2013, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in EMEA. This program was completed during the second quarter of fiscal 2016. Total charges for this program were $6,895, primarily for cash expenses of $5,496 for employee severance-related payments of approximately 140 employees and non-cash expenses of $1,399 associated with the write-off of certain fixed assets and inventory. The Company incurred $5,207 of costs against the accrual through fiscal 2015, and incurred $271 in costs against the accrual during the six months of fiscal 2016.

During fiscal 2014, the Company announced further restructuring programs to improve the efficiency of its manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consists of the transfer of motive power and a portion of reserve power battery manufacturing to the Company's facilities in Western Europe. The Company estimates that the total charges for all actions announced during fiscal 2014 will amount to approximately $23,000, primarily from non-cash charges related to the write-off of fixed assets and inventory of $11,000, along with cash charges for employee severance-related payments and other charges of $12,000. The Company estimates that these actions will result in the reduction of approximately 500 employees upon completion. The Company recorded restructuring charges of $22,115 through fiscal 2015, consisting of non-cash charges of $10,934 and cash charges of $11,181 and recorded an additional $422 in cash charges and a favorable accrual adjustment of $314 during the six months of fiscal 2016. The Company incurred $9,737 in costs against the accrual through fiscal 2015 and incurred an additional $468 against the accrual during the six months of fiscal 2016. As of September 27, 2015, the reserve balance associated with these actions is $908. The Company expects to be committed to an additional $700 of restructuring charges related to these actions in fiscal 2016 when it expects to complete the program.

During the third quarter of fiscal 2015, the Company announced a restructuring related to its manufacturing facility located in Jiangdu, the People’s Republic of China ("PRC"), pursuant to which the Company completed the transfer of the manufacturing at that location to its other facilities in PRC, as part of the closure of the Jiangdu facility in the first quarter of fiscal 2016. The Company estimates that the total charges for these actions will amount to approximately $5,400 primarily from cash charges for employee severance-related payments and other charges of $5,000, along with non-cash charges related to the write off of fixed assets of $400. The Company estimates that these actions will result in the reduction of approximately 300 employees upon completion. The Company recorded restructuring charges of $3,870 during fiscal 2015 consisting of cash charges for employee severance-related payments and recorded an additional $327 in cash charges and $398 in non-cash charges during the six months of fiscal 2016. The Company incurred $1,874 in costs against the accrual through fiscal 2015 and incurred an additional $2,323 against the accrual during the six months of fiscal 2016. As of September 27, 2015, the reserve balance associated with these actions is $0. The Company expects to be committed to an additional $800 of restructuring charges related to these actions in 2016 when it expects to complete the program.

During fiscal 2015, the Company announced a restructuring primarily related to a portion of its sales and engineering organizations in Europe to improve efficiencies. The Company estimates that the total charges for these actions will amount to approximately $800, primarily from cash charges for employee severance-related payments. The Company estimates that these actions will result in the reduction of approximately 10 employees upon completion in fiscal 2016. In fiscal 2015, the Company recorded restructuring charges of $450 and recorded an additional $337 during the six months of fiscal 2016. The Company incurred $193 in costs against the accrual in fiscal 2015 and incurred an additional $268 against the accrual during the six months of fiscal 2016. As of September 27, 2015, the reserve balance associated with these actions is $413. The Company expects no additional restructuring charges related to these actions during fiscal 2016, and expects to complete the program during fiscal 2016.

During the first quarter of fiscal 2016, the Company completed a restructuring related to a reduction of two executives associated with one of Americas’ recent acquisitions to improve efficiencies. The Company recorded total severance-related charges of $570, all of which was paid during the first quarter of fiscal 2016, primarily per the terms of a pre-existing employee agreement.

During the second quarter of fiscal 2016, the Company announced a restructuring to improve efficiencies primarily related to its motive power assembly and distribution center in Italy and its sales and administration organizations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $3,300, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 30 employees upon completion. During the six months of fiscal 2016, the Company recorded restructuring charges of $2,107 and incurred $106 in costs against the accrual. As of September 27, 2015, the reserve balance associated with these actions is $2,002. The Company expects to be committed to an additional $1,200 of restructuring charges related to these actions during fiscal 2016, and expects to complete the program during fiscal 2017.

During the second quarter of fiscal 2016, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in the Americas. The program consists of the announced closing of its Cleveland, Ohio charger manufacturing facility which is expected to be completed during the first quarter of fiscal 2017, with the transfer of production to other Americas manufacturing facilities. The Company estimates that the total charges for all actions associated with this program will amount to approximately $2,800, primarily from cash charges for employee severance-related payments and other charges of $1,800, along with non-cash charges related to the accelerated depreciation of fixed assets of $1,000. The Company expects these charges to be recorded starting in the third quarter of fiscal 2016 through the first quarter of fiscal 2017 and estimates that these actions will result in the reduction of approximately 100 employees upon completion.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2015	$2,966	$854	$3,820
Accrued	3,674	89	3,763
Accrual Adjustment	—	(314)	(314)
Costs incurred	(3,638)	(368)	(4,006)
Foreign currency impact and other	16	44	60
Balance as of September 27, 2015	$3,018	$305	$3,323

9. Debt

The following summarizes the Company’s long-term debt as of September 27, 2015 and March 31, 2015:

	September 27, 2015	March 31, 2015
5.00% Senior Notes due 2023	$300,000	$—
2011 Credit Facility, due 2018	343,125	325,000
3.375% Convertible Notes, net of discount, due 2038	—	170,936
Total long-term debt	$643,125	$495,936

5.00% Senior Notes

On April 23, 2015, the Company issued $300,000 in aggregate principal amount of 5.00% Senior Notes due 2023 (the “Notes”). The Notes bear interest at a rate of 5.00% per annum accruing from April 23, 2015. Interest is payable semiannually in arrears on April 30 and October 30 of each year, commencing on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by each of its subsidiaries that are guarantors under the 2011 Credit Facility (the "Guarantors"). The Guarantees are unsecured and unsubordinated obligations of the Guarantors. The net proceeds from the sale of the Notes were used primarily to repay and retire in full the principal amount of the Company’s 3.375% senior unsecured convertible notes (the “Convertible Notes”) as discussed below as well as fund the accelerated share repurchase program discussed in Note 12.

2011 Credit Facility

The Company is party to a $350,000 senior secured revolving credit facility (as amended, “2011 Credit Facility”) and, on July 8, 2014, amended the credit facility while also entering into an Incremental Commitment Agreement pursuant to which certain banks agreed to provide incremental term loan commitments of $150,000 and incremental revolving commitments of $150,000. Pursuant to these changes, the 2011 Credit Facility is now comprised of a $500,000 senior secured revolving credit facility and a $150,000 senior secured incremental term loan (the "Term Loan") that matures on September 30, 2018. The Term Loan is payable in quarterly installments of $1,875 beginning June 30, 2015 and $3,750 beginning June 30, 2016 with a final payment of $108,750 on September 30, 2018. The 2011 Credit Facility may be increased by an aggregate amount of $300,000 in revolving commitments and/or one or more new tranches of term loans, under certain conditions. Both revolving loans and the Term Loan under the 2011 Credit Facility will bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus between 1.25% and 1.75% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which is the highest of (a) the Bank of America prime rate, and (b) the Federal Funds Effective Rate) plus between 0.25% and 0.75% (based on the Company’s consolidated net leverage ratio). Obligations under the 2011 Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the credit facility, and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The current portion of the Term Loan of $9,375 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under its 2011 Credit Facility.

As of September 27, 2015, the Company had $195,000 outstanding in revolver borrowings and $148,125 under its Term Loan borrowings.

3.375% Convertible Notes

On May 7, 2015, the Company filed a notice of redemption for all of the Convertible Notes with a redemption date of June 8, 2015 and 99% of the Convertible Notes holders exercised their conversion rights on or before June 5, 2015, pursuant to which, on July 17, 2015, the Company paid $172,388 in aggregate, towards the principal balance including accreted interest, cash equivalent of fractional shares issued towards conversion premium and settled the conversion premium by issuing, in the aggregate, 1,889,431 shares of the Company's common stock from its treasury shares, thereby resulting in the extinguishment of all of the Convertible Notes as of that date. There was no impact to the income statement on the extinguishment as the fair value of the total settlement consideration transferred and allocated to the liability component approximated the carrying value of the Convertible Notes. The remaining consideration allocated to the equity component resulted in an adjustment of $84,140, to equity.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the Convertible Notes as of September 27, 2015 and March 31, 2015:

	September 27, 2015	March 31, 2015
Principal	$—	$172,266
Unamortized discount	—	(1,330)
Net carrying amount	$—	$170,936

Short-Term Debt

As of September 27, 2015 and March 31, 2015, the Company had $24,550 and $19,715, respectively, of short-term borrowings. The weighted-average interest rates on these borrowings were approximately 9% and 10% at September 27, 2015 and March 31, 2015, respectively.

Letters of Credit

As of September 27, 2015 and March 31, 2015, the Company had $5,451 and $3,862, respectively, of standby letters of credit.

Deferred Financing Fees

In connection with the issuance of the Notes, the Company incurred $4,971 in deferred finance fees. Amortization expense, relating to deferred financing fees, included in interest expense was $341 and $332, respectively, during the quarters ended September 27, 2015 and September 28, 2014 and $774 and $600 for the six months ended September 27, 2015 and September 28, 2014. Deferred financing fees, net of accumulated amortization, totaled $6,909 and $2,712, respectively at September 27, 2015 and March 31, 2015.

Available Lines of Credit

As of September 27, 2015 and March 31, 2015, the Company had available and undrawn, under all its lines of credit, $442,873 and $464,733, respectively, including $140,123 and $141,533 of uncommitted lines of credit as of September 27, 2015 and March 31, 2015, respectively.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$108	$102	$208	$202
Interest cost	170	168	486	662
Expected return on plan assets	(215)	(222)	(576)	(581)
Amortization and deferral	125	87	319	174
Net periodic benefit cost	$188	$135	$437	$457

	United States Plans		International Plans
	Six months ended		Six months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Service cost	$246	$204	$416	$413
Interest cost	338	337	971	1,342
Expected return on plan assets	(430)	(443)	(1,152)	(1,173)
Amortization and deferral	259	174	636	352
Net periodic benefit cost	$413	$272	$871	$934

11. Stock-Based Compensation

As of September 27, 2015, the Company maintains the EnerSys Second Amended and Restated 2010 Equity Incentive Plan, (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market share units and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $6,099 for the second quarter of fiscal 2016 and $11,963 for the second quarter of fiscal 2015. Stock-based compensation expense was $10,338 for the six months of fiscal 2016 and $17,059 for the six months of fiscal 2015. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards, except for awards issued to certain retirement-eligible participants, which are expensed on an accelerated basis.

During the six months ended September 27, 2015, the Company granted to non-employee directors 27,769 restricted stock units, pursuant to the EnerSys Deferred Compensation Plan for Non-Employee Directors.

During the six months ended September 27, 2015, the Company granted to management and other key employees 127,966 non-qualified stock options and 212,278 performance-based market share units that vest three years from the date of grant and 120,287 restricted stock units that vest 25% each year over four years from the date of grant.

Common stock activity during the six months ended September 27, 2015 included the vesting of 136,361 restricted stock units and 536,490 market share units and exercise of 6,486 stock options.

As of September 27, 2015, there were 224,297 non-qualified stock options, 505,949 restricted stock units and 548,214 market share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the six months ended September 27, 2015:

Shares outstanding as of March 31, 2015	44,068,588
Purchase of treasury stock	(2,009,896)
Shares issued to Convertible Note holders	1,889,431
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	441,701

Shares outstanding as of September 27, 2015	44,389,824

Treasury Stock Reissuance

On July 17, 2015, the Company settled the conversion premium on the Convertible Notes by issuing 1,889,431 shares from its treasury stock. The reissuance was recorded on a last-in, first-out method, and the difference between the repurchase cost and the fair value at reissuance was recorded as an adjustment to stockholders' equity.

Accelerated Share Repurchase

During the second quarter of fiscal 2016, the Company entered into an accelerated share repurchase agreement (“ASR”) with a major financial institution to repurchase $120,000 to $180,000 of its common stock. The Company prepaid $180,000 and received an initial delivery of 2,000,000 shares with a fair market value of approximately $108,100. The ASR is accounted for as a treasury stock repurchase, reducing the weighted average number of basic and diluted shares outstanding by the 2,000,000 shares initially repurchased, and as a forward contract indexed to the Company's own common shares to reflect the future settlement provisions. Because the minimum repurchase will be $120,000, as of September 27, 2015, $11,900 representing the difference between the fair value of shares delivered and the minimum notional amount of $120,000 is accounted for as an equity instrument and is included in additional paid-in capital and the optional $60,000 is included in prepaid and other current assets in the Condensed Consolidated Balance Sheet. The ASR is not accounted for as a derivative instrument.
Additional shares may be delivered to the Company by February 25, 2016 (settlement date), subject to the provisions of the ASR. The total number of shares to be repurchased will be determined on final settlement, with any additional shares reacquired being based generally on the volume-weighted average price of the Company's ordinary shares, minus a discount, during the repurchase period.

At September 27, 2015 and March 31, 2015, the Company held 9,716,516 shares and 9,596,051 shares as treasury stock, respectively.

Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI, net of tax, as of September 27, 2015 and March 31, 2015, are as follows:

	March 31, 2015	Before Reclassifications	Amounts Reclassified from AOCI	September 27, 2015
Pension funded status adjustment	$(23,719)	$—	$638	$(23,081)
Net unrealized (loss) gain on derivative instruments	(95)	(4,848)	(589)	(5,532)
Foreign currency translation adjustment	(85,161)	(6,789)	—	(91,950)
Accumulated other comprehensive income (loss)	$(108,975)	$(11,637)	$49	$(120,563)

The following table presents reclassifications from AOCI during the second quarter ended September 27, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(2,513)	Cost of goods sold
Tax expense	929
Net unrealized gain on derivative instruments, net of tax	$(1,584)

Defined benefit pension costs:
Prior service costs and deferrals	$444	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(129)
Net periodic benefit cost, net of tax	$315

The following table presents reclassifications from AOCI during the second quarter ended September 28, 2014:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,195	Cost of goods sold
Tax benefit	(441)
Net unrealized loss on derivative instruments, net of tax	$754

Defined benefit pension costs:
Prior service costs and deferrals	$261	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(80)
Net periodic benefit cost, net of tax	$181

The following table presents reclassifications from AOCI during the six months ended September 27, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(938)	Cost of goods sold
Tax expense	349
Net unrealized gain on derivative instruments, net of tax	$(589)

Defined benefit pension costs:
Prior service costs and deferrals	$895	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(257)
Net periodic benefit cost, net of tax	$638

The following table presents reclassifications from AOCI during the six months ended September 28, 2014:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,603	Cost of goods sold
Tax benefit	(592)
Net unrealized loss on derivative instruments, net of tax	$1,011

Defined benefit pension costs:
Prior service costs and deferrals	$526	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(160)
Net periodic benefit cost, net of tax	$366

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the six months ended September 27, 2015:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2015	$1,038,900	$5,540	$1,044,440
Total comprehensive income:
Net earnings (losses)	88,412	(6)	88,406
Net unrealized loss on derivative instruments, net of tax	(5,437)	—	(5,437)
Pension funded status adjustment, net of tax	638	—	638
Foreign currency translation adjustment	(6,789)	(102)	(6,891)
Total other comprehensive loss, net of tax	(11,588)	(102)	(11,690)
Total comprehensive income (loss)	76,824	(108)	76,716
Other changes in equity:
Purchase of treasury stock including ASR	(120,637)	—	(120,637)
Reissuance of treasury stock to Convertible Note holders	114,449		114,449
Adjustment to equity on debt extinguishment	(84,140)		(84,140)
Cash dividends - common stock ($0.35 per share)	(15,553)	—	(15,553)
Reclassification of redeemable equity component of Convertible Notes	1,330	—	1,330
Other, including activity related to equity awards	(1,860)	—	(1,860)
Balance as of September 27, 2015	$1,009,313	$5,432	$1,014,745

The following demonstrates the change in redeemable noncontrolling interests during the six months ended September 27, 2015:

Redeemable Noncontrolling Interests
Balance as of March 31, 2015	$6,956
Net loss	(704)
Foreign currency translation adjustment	(764)
Balance as of September 27, 2015	$5,488

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net earnings attributable to EnerSys stockholders	$40,025	$56,316	$88,412	$105,485
Weighted-average number of common shares outstanding:
Basic	44,944,027	46,133,637	44,588,971	46,516,470
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	666,875	813,912	685,154	951,785
Convertible Notes	394,497	1,589,727	1,106,762	1,663,502
Diluted weighted-average number of common shares outstanding	46,005,399	48,537,276	46,380,887	49,131,757
Basic earnings per common share attributable to EnerSys stockholders	$0.89	$1.22	$1.98	$2.27
Diluted earnings per common share attributable to EnerSys stockholders	$0.87	$1.16	$1.91	$2.15
Anti-dilutive equity awards not included in diluted weighted-average common shares	742	—	742	207

On July 17, 2015, the Company paid $172,388 in aggregate, towards the principal balance including accreted interest, cash equivalent of fractional shares issued towards conversion premium and settled the conversion premium by issuing, in the aggregate, 1,889,431 shares of its common stock, which were included in the diluted weighted average shares outstanding for the period prior to the extinguishment.

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

Summarized financial information related to the Company's reportable segments for the quarters and six months ended September 27, 2015 and September 28, 2014 is shown below:

	Quarter ended		Six months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales by segment to unaffiliated customers
Americas	$322,482	$333,185	$639,508	$664,113
EMEA	189,426	233,340	386,067	475,275
Asia	57,226	63,402	105,627	124,649
Total net sales	$569,134	$629,927	$1,131,202	$1,264,037
Net sales by product line
Reserve power	$274,236	$315,525	$538,500	$626,899
Motive power	294,898	314,402	592,702	637,138
Total net sales	$569,134	$629,927	$1,131,202	$1,264,037
Intersegment sales
Americas	$6,667	$10,977	$16,707	$19,895
EMEA	23,824	17,192	42,462	34,891
Asia	6,346	9,125	12,732	20,584
Total intersegment sales (1)	$36,837	$37,294	$71,901	$75,370
Operating earnings by segment
Americas	$48,427	$38,378	$93,772	$79,867
EMEA	17,141	23,439	37,693	52,040
Asia	(190)	3,813	(180)	7,241
Restructuring charges - Americas	—	—	(570)	—
Restructuring and other exit charges - EMEA	(1,905)	(1,810)	(2,553)	(3,639)
Restructuring charges - Asia	(724)	—	(724)	—
Reversal of legal accrual, net of fees - Americas	799	16,233	799	16,233
Legal proceedings charge - EMEA	(4,000)	—	(4,000)	—
Gain on sale of facility - Asia	—	—	4,348	—
Total operating earnings (2)	$59,548	$80,053	$128,585	$151,742

(1)	Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

On October 29, 2015, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on December 24, 2015, to stockholders of record as of December 11, 2015.

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

Economic Climate

Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. North America and EMEA are experiencing limited economic growth. Our Asia region continues to grow faster than any other region in which we do business, but at a slower pace than a few years ago.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the second quarter of fiscal 2016, our selling prices remained relatively flat, compared to the comparable prior year period.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $321 million of available cash and cash equivalents and undrawn committed and uncommitted credit lines of approximately $443 million at September 27, 2015 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

In April 2015, we issued $300 million of 5.00% Senior Notes due 2023 (the “Notes”), with the net proceeds used primarily to fund the payment of principal and accreted interest outstanding on the 3.375% convertible senior notes due 2038 (the “Convertible Notes”) that were settled in July 2015 and the accelerated stock repurchase program described below.

In the six months of fiscal 2016, we repurchased $121 million of treasury stock through open market purchases and through an accelerated share repurchase (“ASR”) agreement with a major financial institution. Share repurchases had a modest positive impact on earnings per diluted share.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

On July 17, 2015, we paid the principal and accreted interest outstanding on the Convertible Notes amounting to $172.3 million in cash and settled the conversion premium by issuing, in the aggregate,1,889,431 shares of common stock from our treasury shares. Subsequent to the extinguishment of the Convertible Notes, other than the Notes and the 2011 Credit Facility, we have no other significant amount of long-term debt maturing in the near future.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisition and stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Segment sales

	Quarter ended September 27, 2015		Quarter ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$322.5	56.7%	$333.2	52.9%	$(10.7)	(3.2)%
EMEA	189.4	33.3	233.3	37.0	(43.9)	(18.8)
Asia	57.2	10.0	63.4	10.1	(6.2)	(9.7)
Total net sales	$569.1	100.0%	$629.9	100.0%	$(60.8)	(9.7)%

	Six months ended September 27, 2015		Six months ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$639.5	56.5%	$664.1	52.5%	$(24.6)	(3.7)%
EMEA	386.1	34.1	475.3	37.6	(89.2)	(18.8)
Asia	105.6	9.4	124.6	9.9	(19.0)	(15.3)
Total net sales	$1,131.2	100.0%	$1,264.0	100.0%	$(132.8)	(10.5)%

Net sales decreased $60.8 million or 9.7% in the second quarter of fiscal 2016 from the comparable period in fiscal 2015. This decrease for the second quarter was the result of a 9% decrease due to foreign currency translation impact and a 3% decrease in organic volume, partially offset by a 1% increase each from pricing and acquisitions.

Net sales decreased $132.8 million or 10.5% in the six months of fiscal 2016 from the comparable period in fiscal 2015. This decrease was largely the result of a 9% decrease due to foreign currency translation impact and a 3% decrease in organic volume, partially offset by a 1% increase from acquisitions.

The Americas segment’s net sales decreased $10.7 million or 3.2% in the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015, primarily due to a decrease of 1% and 2% in organic volume and foreign currency translation impact, respectively. Net sales decreased $24.6 million or 3.7% in the six months of fiscal 2016, as compared to the six months of fiscal 2015, primarily due to a decrease of approximately 2% each in organic volume and foreign currency translation impact.

The EMEA segment’s net sales decreased $43.9 million or 18.8% in the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015, primarily due to a decrease of 16% due to foreign currency translation impact and a 5% decrease due to organic volume partially offset by a 2% increase in pricing. Net sales decreased $89.2 million or 18.8% in the six months of fiscal 2016, as compared to the six months of fiscal 2015, primarily due to a decrease of 17% due to foreign currency translation impact and a 3% decrease due to organic volume partially offset by a 1% increase in pricing.

The Asia segment’s net sales decreased $6.2 million or 9.7% in the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015, primarily due to a decrease in foreign currency translation impact, organic volume and pricing of 13%, 9% and 1%, respectively, partially offset by a 13% increase due to acquisitions. Net sales decreased $19.0 million or 15.3% in the six months of fiscal 2016, as compared to the six months of fiscal 2015, primarily due to a decrease in organic volume and foreign currency translation impact of 12% and 10%, respectively, partially offset by a 7% increase due to acquisitions. The decrease in Asia's organic volume in both the second quarter and six months of fiscal 2016 is due to lower sales to a major Chinese telecommunication company under a tender program pursuant to which we participated at a lower volume.

Product line sales

	Quarter ended September 27, 2015		Quarter ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$274.2	48.2%	$315.5	50.1%	$(41.3)	(13.1)%
Motive power	294.9	51.8	314.4	49.9	(19.5)	(6.2)
Total net sales	$569.1	100.0%	$629.9	100.0%	$(60.8)	(9.7)%

	Six months ended September 27, 2015		Six months ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$538.5	47.6%	$626.9	49.6%	$(88.4)	(14.1)%
Motive power	592.7	52.4	637.1	50.4	(44.4)	(7.0)
Total net sales	$1,131.2	100.0%	$1,264.0	100.0%	$(132.8)	(10.5)%

Net sales of our reserve power products in the second quarter of fiscal 2016 decreased $41.3 million or 13.1% compared to the second quarter of fiscal 2015. The decrease was primarily due to foreign currency translation impact and organic volume decrease of 8% each, offset partially by a 3% increase due to acquisitions. Net sales decreased $88.4 million or 14.1% in the six months of fiscal 2016, as compared to the six months of fiscal 2015, primarily due to a decrease of approximately 8% due to organic volume and a 8% decrease due to foreign currency translation impact, partially offset by a 1% increase each due to pricing and acquisitions.

Net sales of our motive power products in the second quarter of fiscal 2016 decreased by $19.5 million or 6.2% compared to the second quarter of fiscal 2015. The decrease was primarily due to foreign currency translation impact of 9% offset partially by a 1% increase in organic volume and a 2% increase in pricing. Net sales decreased $44.4 million or 7.0% in the six months of fiscal 2016, as compared to the six months of fiscal 2015, primarily due to a decrease of approximately 9% due to foreign currency translation impact offset partially by a 1% increase each from organic volume and pricing.

Gross Profit

	Quarter ended September 27, 2015		Quarter ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$155.0	27.2%	$162.5	25.8%	$(7.5)	(4.7)%

	Six months ended September 27, 2015		Six months ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$305.4	27.0%	$325.1	25.7%	$(19.7)	(6.1)%

Gross profit decreased $7.5 million or 4.7% in the second quarter of fiscal 2016 and decreased $19.7 million or 6.1% in the six months of fiscal 2016 compared to comparable prior year periods due to lower volume. Gross profit, as a percentage of net sales, increased 140 basis points in the second quarter of fiscal 2016 and increased 130 basis points in the six months of fiscal 2016 when compared to the comparable prior year periods. The increase in the gross profit margin in the current quarter and six months of fiscal 2016 is primarily attributable to lower commodity costs.

Operating Items

	Quarter ended September 27, 2015		Quarter ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$89.6	15.7%	$96.9	15.4%	$(7.3)	(7.6)%
Restructuring and other exit charges	$2.6	0.4%	$1.8	0.3%	$0.8	45.3%
Legal proceedings charge / (reversal of legal accrual, net of fees)	$3.2	0.6%	$(16.2)	(2.6)%	$19.4	NM

	Six months ended September 27, 2015		Six months ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$174.1	15.4%	$186.0	14.7%	$(11.9)	(6.4)%
Restructuring and other exit charges	$3.8	0.3%	$3.6	0.3%	$0.2	5.7%
Legal proceedings charge / (reversal of legal accrual, net of fees)	$3.2	0.3%	$(16.2)	(1.3)%	$19.4	NM
Gain on sale of facility	$(4.3)	(0.4)%	$—	—%	$(4.3)	NM
NM = not meaningful

Operating expenses as a percentage of net sales increased 30 basis points and 70 basis points in the second quarter and six months of fiscal 2016 compared to the comparable prior year periods of fiscal 2015. Operating expenses, excluding the effect of foreign currency translation, decreased $0.6 million or 0.7% in the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015 and increased $1.1 million or 0.6% in the six months of fiscal 2016, as compared to the six months of fiscal 2015. The increase in operating expenses as a percentage of sales in both the second quarter and six months of fiscal 2016 is primarily due to new acquisitions, payroll related expenses, bad debts and implementation costs for a new ERP system in the Americas while we experienced lower organic volume. Selling expenses, our main component of operating expenses, were 55.3% and 55.8% of total operating expenses in the second quarter and six months of fiscal 2016, respectively, compared to 51.8% and 55.0% of total operating expenses in the second quarter and six months of fiscal 2015, respectively.

Restructuring charges

Included in our second quarter of fiscal 2016 operating results are restructuring charges in EMEA and Asia of $1.9 million and $0.7 million, respectively, primarily for staff reductions in our motive power assembly and distribution center in Italy and Jiangdu factory in the People's Republic of China ("PRC"). Included in our second quarter of fiscal 2015 are $1.8 million of restructuring charges, primarily for staff reductions and other cash charges in EMEA related to the relocation of our motive power and a portion of our reserve power manufacturing from Bulgaria to our facilities in Western Europe.

Legal proceedings charge / (reversal of legal accrual, net of fees)

Included in our second quarter of fiscal 2016 operating results are $4.0 million of charges in EMEA relating to ongoing investigations conducted by certain European competition authorities, including Belgium and the Netherlands, relating to conduct and anticompetitive practices of certain industrial battery participants, including certain of our European subsidiaries. We are responding to these inquiries and have reserved $4.0 million in connection with these investigations and other related legal charges. For the Dutch regulatory proceeding, we do not believe that such an estimate can be made at this time given the early stages of its investigation. The foregoing estimate of losses is based upon currently available information for this proceeding. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations, remains uncertain. Accordingly, our estimate may change from time to time, and actual losses could vary.

Included in our second quarter of fiscal 2016 operating results is a reversal of $0.8 million of legal accrual in Americas, relating to legal fees, subsequent to the final settlement of the Altergy matter.

Gain on sale of facility

During the first quarter of fiscal 2016, we sold our plant in Chaozhou, in the PRC for $9.2 million and recorded a gain of $4.3 million.

Operating Earnings

	Quarter ended September 27, 2015		Quarter ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$48.4	15.0%	$38.4	11.5%	$10.0	26.2%
EMEA	17.1	9.0	23.4	10.0	(6.3)	(26.9)
Asia	(0.1)	(0.3)	3.8	6.0	(3.9)	(105.0)
Subtotal	65.4	11.5	65.6	10.4	(0.2)	(0.4)
Restructuring and other exit charges - EMEA	(1.9)	(1.0)	(1.8)	(0.8)	(0.1)	5.2
Restructuring charges - Asia	(0.7)	(1.3)	—	—	(0.7)	NM
Reversal of legal fees, net of fees - Americas	0.8	0.2	16.2	4.9	(15.4)	NM
Legal proceedings charge - EMEA	(4.0)	(2.1)	—	—	(4.0)	NM
Total operating earnings	$59.6	10.5%	$80.0	12.7%	$(20.4)	(25.6)%

	Six months ended September 27, 2015		Six months ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$93.7	14.7%	$79.9	12.0%	$13.8	17.4%
EMEA	37.7	9.8	52.0	11.0	(14.3)	(27.6)
Asia	(0.1)	(0.2)	7.2	5.8	(7.3)	(102.5)
Subtotal	131.3	11.6	139.1	11.0	(7.8)	(5.7)
Restructuring charges - Americas	(0.6)	(0.1)	—	—	(0.6)	NM
Restructuring and other exit charges - EMEA	(2.5)	(0.7)	(3.6)	(0.8)	1.1	(29.8)
Restructuring charges - Asia	(0.7)	(0.7)	—	—	(0.7)	NM
Reversal of legal fees, net of fees - Americas	0.8	0.1	16.2	2.4	(15.4)	NM
Legal proceedings charge - EMEA	(4.0)	(1.0)	—	—	(4.0)	NM
Gain on sale of facility - Asia	4.3	4.1	—	—	4.3	NM
Total operating earnings	$128.6	11.4%	$151.7	12.0%	$(23.1)	(15.3)%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

Operating earnings decreased $20.4 million or 25.6% in the second quarter and decreased $23.1 million or 15.3% in the six months of fiscal 2016 compared to the second quarter and six months of fiscal 2015. Operating earnings, as a percentage of net sales, decreased 220 basis points and 60 basis points in the second quarter and six months of fiscal 2016, respectively when compared to the second quarter and six months of fiscal 2015, primarily due to lower reserve power sales volume partially offset by better pricing and lower commodity costs. Other factors contributing to the negative impact are higher operating expenses and foreign currency translation impact.

The Americas segment's operating earnings, excluding restructuring charges discussed above, increased in the second quarter and six months of fiscal 2016 compared to the second quarter and six months of fiscal 2015, with the operating margin increasing 350 basis points and 270 basis points, respectively. This increase is attributable to improved product mix and pricing, and lower commodity costs, partially offset by implementation costs relating to a new ERP system.

The EMEA segment's operating earnings, excluding restructuring and legal proceedings charges discussed above, decreased in the second quarter and six months of fiscal 2016 compared to the second quarter and six months of fiscal 2015, with the operating margin decreasing 100 basis points and 120 basis points, respectively. This decrease primarily reflects foreign currency headwinds and lower reserve power demand.

Operating earnings decreased in the Asia segment in the second quarter and six months of fiscal 2016 compared to the second quarter and six months of fiscal 2015, primarily due to costs associated with the transition to our new plant in the PRC, foreign currency headwinds and reduced telecom sales.

Interest Expense

	Quarter ended September 27, 2015		Quarter ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$5.1	0.9%	$4.3	0.7%	$0.8	15.1%

	Six months ended September 27, 2015		Six months ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$11.4	1.0%	$9.2	0.7%	$2.2	22.9%

Interest expense of $5.1 million in the second quarter of fiscal 2016 (net of interest income of $0.4 million) was $0.8 million higher than the interest expense of $4.3 million in the second quarter of fiscal 2015 (net of interest income of $0.3 million). Interest expense of $11.4 million in the six months of fiscal 2016 (net of interest income of $1.0 million) was $2.2 million higher than the interest expense of $9.2 million in the six months of fiscal 2015 (net of interest income of $0.6 million).

The increase in interest expense in the second quarter and six months of fiscal 2016 compared to the comparable prior year periods of fiscal 2015 is primarily due to higher average debt outstanding. Our average debt outstanding was $618.3 and $609.1 million in the second quarter and six months of fiscal 2016, respectively, compared to $389.3 million and $357.0 million in the second quarter and six months of fiscal 2015. The increase in our average debt was mainly due to the the issuance of $300 million Notes, the net proceeds of which were used to pay the Convertible Notes as discussed in Note 9 and Note 15 and fund the ASR program as discussed in Note 12 to the Consolidated Condensed Financial Statements. Our interest expense was also higher as we had issued the Notes in April 2015 while the Convertible Notes were still outstanding until mid July 2015.

There was no accreted interest on the Convertible Notes in the second quarter of fiscal 2016. Accreted interest on the Convertible Notes was $1.3 million in the six months of fiscal 2016 and $2.1 million and $4.1 million in the second quarter and six months of fiscal 2015. Also included in interest expense are non-cash charges for deferred financing fees of $0.3 million and $0.8 million, respectively, in the second quarter and six months of fiscal 2016 and $0.3 million and $0.6 million, respectively, in the second quarter and six months of fiscal 2015.

Other (Income) Expense, Net

	Quarter ended September 27, 2015		Quarter ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$0.7	0.1%	$(3.4)	(0.5)%	$4.1	NM

	Six months ended September 27, 2015		Six months ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$1.4	0.1%	$(2.4)	(0.2)%	$3.8	NM
NM = not meaningful

Other (income) expense, net in the second quarter of fiscal 2016 was expense of $0.7 million compared to income of $3.4 million in the second quarter of fiscal 2015. Other (income) expense, net in the six months of fiscal 2016 was expense of $1.4 million compared to income of $2.4 million in the of fiscal 2015. Foreign currency losses in the second quarter and six months of fiscal 2016 were $0.6 million and $2.0 million, respectively, compared to the foreign currency gains of $1.6 million and $0.8 million, respectively, in the comparable prior year periods. Also contributing to the favorable impact in both the second quarter and six months of fiscal 2015 was the receipt of $2.0 million towards our equity interest in Altergy pursuant to the final legal settlement with Altergy.

Earnings Before Income Taxes

	Quarter ended September 27, 2015		Quarter ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$53.8	9.5%	$79.1	12.5%	$(25.3)	(32.0)%

	Six months ended September 27, 2015		Six months ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$115.8	10.3%	$144.9	11.5%	$(29.1)	(20.1)%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2016 decreased $25.3 million, or 32.0%, compared to the second quarter of fiscal 2015 and decreased $29.1 million, or 20.1%, in the six months of fiscal 2016 compared to the six months of fiscal 2015. Earnings before income taxes as a percentage of net sales were 9.5% for the second quarter of fiscal 2016 compared to 12.5% in the second quarter of fiscal 2015 and 10.3% for the six months of fiscal 2016 compared to 11.5% for the six months of fiscal 2015.

Income Tax Expense

	Quarter ended September 27, 2015		Quarter ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$14.0	2.5%	$22.5	3.5%	$(8.5)	(37.8)%
Effective tax rate	26.1%		28.5%		(2.4)%

	Six months ended September 27, 2015		Six months ended September 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$28.1	2.5%	$39.2	3.1%	$(11.1)	(28.4)%
Effective tax rate	24.3%		27.1%		(2.8)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarters of fiscal 2016 and 2015 were based on the estimated effective tax rates applicable for the full years ending March 31, 2016 and March 31, 2015, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The consolidated effective income tax rates were 26.1% and 28.5%, respectively, for the second quarters of fiscal 2016 and 2015 and 24.3% and 27.1%, respectively, for the six months of fiscal 2016 and 2015. The rate decrease in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 is primarily due to the subsequent recognition in fiscal 2016 of a domestic deferred tax asset related to executive compensation and changes in the mix of earnings among tax jurisdictions. The rate decrease in the six months of fiscal 2016 compared to the the six months of fiscal 2015 is primarily due to the subsequent recognition in fiscal 2016 of a domestic deferred tax asset related to executive compensation and a previously unrecognized tax position related to one of the Company's foreign subsidiaries, and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 57% for the six months of fiscal 2016 compared to 54% for the six months of fiscal 2015. The foreign effective income tax rates for the six months of fiscal 2016 and 2015 were 12.4% and 15.5%, respectively. The rate decrease compared to the prior year period is primarily due to the subsequent recognition in fiscal 2016 of a previously unrecognized tax position related to one of our foreign subsidiaries and changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of the our overall foreign mix of income and is taxed at an effective income tax rate of approximately 7%.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report.

Liquidity and Capital Resources

Operating activities provided cash of $174.6 million in the six months of fiscal 2016 compared to $50.6 million in the comparable period of fiscal 2015. In the six months of fiscal 2016, net earnings of $87.7 million, depreciation and amortization of $27.9 million, non-cash charges relating to stock-based compensation of $10.3 million and non-cash interest of $2.1 million were offset by a gain of $4.3 million on sale of our facility in the PRC and deferred taxes of $3.3 million. Also contributing to our cash provided from operating activities was the decrease in primary working capital of $38.7 million, net of currency translation changes, and an increase of $8.6 million in accrued expenses.

In the six months of fiscal 2015, operating activities provided cash of $50.6 million consisting of net earnings of $105.7 million, depreciation and amortization of $28.4 million, non-cash charges relating to deferred taxes of $22.3 million, stock-based compensation of $17.1 million, interest of $4.7 million, restructuring charges of $0.5 million, were partially offset by non-cash credits relating to the reversal of the remaining legal accrual of $16.2 million and gain of $2.0 million on disposition of our equity interest in Altergy. Also partially offsetting our cash provided from operating activities was the increase in primary working capital of $48.6 million, net of currency translation changes and our payment of $40.0 million towards the Altergy award, pursuant to the final legal settlement of the Altergy matter and income tax changes of $22.5 million.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $609.5 million (yielding a primary working capital percentage of 26.8%) at September 27, 2015, $636.6 million (yielding a primary working capital percentage of 25.3%) at March 31, 2015 and $692.7 million at September 28, 2014 (yielding a primary working capital percentage of 27.5%). The primary working capital percentage of 26.8% at September 27, 2015 is 150 basis points higher than that for March 31, 2015, and is 70 basis points lower than that for the prior year period. Primary working capital percentage increased during the six months of fiscal 2016 largely due to a seasonal increase in accounts receivables and inventory as a percentage of annualized sales.

Primary working capital and primary working capital percentages at September 27, 2015, March 31, 2015 and September 28, 2014 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
September 27, 2015	$482.9	$346.0	$(219.4)	$609.5	$2,276.5	26.8%
March 31, 2015	518.2	337.0	(218.6)	636.6	2,519.6	25.3
September 28, 2014	563.9	389.2	(260.4)	692.7	2,519.7	27.5

Investing activities used cash of $62.6 million in the six months of fiscal 2016 and were primarily comprised of capital expenditures of $33.5 million, acquisitions of $39.1 million, partially offset by proceeds from the sale of our manufacturing facility in Chaozhou, in the PRC for $9.2 million.

Investing activities used cash of $25.4 million in the six months of fiscal 2015 and were primarily comprised of capital expenditures. Proceeds from the disposition of our equity interest in Altergy amounted to $2.0 million in the six months of fiscal 2015.

Financing activities used cash of $61.4 million in the six months of fiscal 2016 primarily due to the issuance of $300.0 million of the Notes, principal payment of $172.3 million to the Convertible Note holders, revolver borrowings and repayments of $270.0 million and $250.0 million, respectively, repayment on Term Loan of $1.9 million, deferred finance fees of $5.0 million relating to the Notes, payment of $180.0 million under the ASR program, and payment of cash dividends to our stockholders of $15.6 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $11.8 million. Net borrowings on short-term debt were $5.8 million.

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

As a result of the above, total cash and cash equivalents increased by $51.6 million to $320.6 million, in the six months of fiscal 2016 compared to a decrease of $0.2 million to $239.9 million, in the comparable period of fiscal 2015.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2015 Annual Report for the year ended March 31, 2015. As of September 27, 2015, we had no significant changes to our contractual obligations table contained in our 2015 Form 10-K, which reflected the issuance of the $300 million of Notes and the redemption of the Convertible Notes in the first six months of fiscal 2016.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at September 27, 2015 are $7.6 million (pre-tax), therefore, there is minimal risk of nonperformance by these counterparties. Those contracts that result in an asset position at September 27, 2015 are $0.8 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $3.7 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
September 27, 2015	$69.9	84.7	$0.82	21%
March 31, 2015	76.1	91.6	0.83	19
September 28, 2014	93.5	95.4	0.98	21

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe approximately 76% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at September 27, 2015, lead purchased by September 27, 2015 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $14 million and $28 million, in the second quarter and six months of fiscal 2016, respectively.

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

To hedge these exposures, we have entered into forward contracts and options with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of September 27, 2015 and March 31, 2015 were $106.1 million and $102.1 million, respectively. The details of contracts outstanding as of September 27, 2015 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$48.4	$/€	1.12	19%
Sell Euros for Polish zloty	30.9	PLN/€	4.18	22
Sell Euros for British pounds	15.3	£/€	0.72	33
Sell U.S. dollars for Mexican pesos	5.6	MXN/$	15.48	53
Sell Japanese Yen for U.S. dollars	2.4	¥/$	123.07	83
Sell Malaysian Ringgit for Euros	1.6	MYR/€	5.00	50
Sell Australian dollars for Euros	0.6	AUD/€	1.49	5
Other	1.3
Total	$106.1

(1)	Based on the fiscal year currency requirements.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)		(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
June 29 – July 26, 2015	—	$—		—	$25,000,000
July 27 – August 23, 2015	2,000,000	TBD	(2)	2,000,000	25,000,000
August 24 – September 27, 2015	—	—		—	25,000,000
Total	2,000,000	TBD		2,000,000

TBD = To be determined

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.

(2) The Company's Board of Directors has authorized the Company to repurchase up to a $180 million of its common stock. On August 13, 2015, the Company prepaid $180 million, pursuant to the ASR agreement with a major financial institution, and received an initial delivery of 2,000,000 shares. Additional shares may be delivered to the Company by February 25, 2016 (settlement date), subject to the provisions of the ASR agreement. The total number of shares to be repurchased will be determined on final settlement, with any additional shares reacquired being based generally on the volume-weighted average price of the Company's ordinary shares, minus a discount, during the repurchase period.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Matters

In connection with the retirement of Richard W. Zuidema as Executive Vice President of EnerSys effective December 31, 2015, EnerSys and Mr. Zuidema entered into a Consulting Agreement dated October 30, 2015 (the “Consulting Agreement”) whereby, effective on January 1, 2016, Mr. Zuidema will provide such advisory and transition services for EnerSys as may be reasonably requested by its Chief Executive Officer. Under the Consulting Agreement, Mr. Zuidema will receive, among other things, a monthly consulting fee of $35,000. The Consulting Agreement expires on June 30, 2017 and may be extended by the parties. A copy of the Consulting Agreement is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is hereby incorporated by reference herein. The foregoing description of the Consulting Agreement is qualified in its entirety by reference to Exhibit 10.3.

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

10.1	Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (filed herewith).

10.2	Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (filed herewith).

10.3	Consulting Agreement with Richard W. Zuidema (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Chief Financial Officer
Date: November 2, 2015

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

10.1	Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (filed herewith).

10.2	Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (filed herewith).

10.3	Consulting Agreement with Richard W. Zuidema (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document