Form 10-Q
period 2015-12-27
EnerSys
filed 2016-01-28
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015

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

Common Stock outstanding at January 22, 2016: 43,434,816 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 27, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$346,117	$268,921
Accounts receivable, net of allowance for doubtful accounts: December 27, 2015 - $10,123; March 31, 2015 - $7,562	463,220	518,165
Inventories, net	341,170	337,011
Deferred taxes	30,558	31,749
Prepaid and other current assets	134,372	77,572
Total current assets	1,315,437	1,233,418
Property, plant, and equipment, net	357,496	356,854
Goodwill	382,949	369,730
Other intangible assets, net	162,623	158,160
Other assets	45,473	42,173
Total assets	$2,263,978	$2,160,335
Liabilities and Equity
Current liabilities:
Short-term debt	$23,503	$19,715
Accounts payable	214,273	218,574
Accrued expenses	200,787	195,082
Total current liabilities	438,563	433,371
Long-term debt, net of unamortized debt issuance costs	626,669	493,224
Deferred taxes	70,428	99,398
Other liabilities	81,081	81,616
Total liabilities	1,216,741	1,107,609
Commitments and contingencies
Redeemable noncontrolling interests	4,824	6,956
Redeemable equity component of Convertible Notes	—	1,330
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 27, 2015 and at March 31, 2015	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 54,112,776 shares issued and 44,396,260 shares outstanding at December 27, 2015; 53,664,639 shares issued and 44,068,588 shares outstanding at March 31, 2015	541	537
Additional paid-in capital	435,286	525,967
Treasury stock, at cost, 9,716,516 shares held as of December 27, 2015; 9,596,051 shares held as of March 31, 2015	(370,293)	(376,005)
Retained earnings	1,100,396	997,376
Accumulated other comprehensive loss	(128,790)	(108,975)
Total EnerSys stockholders’ equity	1,037,140	1,038,900
Nonredeemable noncontrolling interests	5,273	5,540
Total equity	1,042,413	1,044,440
Total liabilities and equity	$2,263,978	$2,160,335
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	December 27, 2015	December 28, 2014
Net sales	$573,573	$611,578
Cost of goods sold	427,691	454,313
Gross profit	145,882	157,265
Operating expenses	87,217	86,145
Restructuring and other exit charges	3,204	2,437
Operating earnings	55,461	68,683
Interest expense	5,329	4,947
Other (income) expense, net	1,142	(866)
Earnings before income taxes	48,990	64,602
Income tax expense	10,776	15,271
Net earnings	38,214	49,331
Net earnings (losses) attributable to noncontrolling interests	(264)	79
Net earnings attributable to EnerSys stockholders	$38,478	$49,252
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.87	$1.09
Diluted	$0.86	$1.04
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	44,394,925	45,188,942
Diluted	44,976,204	47,368,173
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine months ended
	December 27, 2015	December 28, 2014
Net sales	$1,704,775	$1,875,615
Cost of goods sold	1,253,539	1,393,233
Gross profit	451,236	482,382
Operating expenses	261,286	272,114
Restructuring and other exit charges	7,051	6,076
Legal proceedings charge / (reversal of legal accrual, net of fees)	3,201	(16,233)
Gain on sale of facility	(4,348)	—
Operating earnings	184,046	220,425
Interest expense	16,696	14,192
Other (income) expense, net	2,573	(3,244)
Earnings before income taxes	164,777	209,477
Income tax expense	38,861	54,481
Net earnings	125,916	154,996
Net earnings (losses) attributable to noncontrolling interests	(974)	259
Net earnings attributable to EnerSys stockholders	$126,890	$154,737
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.85	$3.36
Diluted	$2.76	$3.19
Dividends per common share	$0.525	$0.525
Weighted-average number of common shares outstanding:
Basic	44,524,289	46,073,961
Diluted	45,912,659	48,543,896
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Nine months ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net earnings	$38,214	$49,331	$125,916	$154,996
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments, net of tax	4,021	(5,268)	(1,416)	(2,701)
Pension funded status adjustment, net of tax	292	155	930	521
Foreign currency translation adjustment	(13,099)	(42,925)	(20,754)	(95,940)
Total other comprehensive loss, net of tax	(8,786)	(48,038)	(21,240)	(98,120)
Total comprehensive income	29,428	1,293	104,676	56,876
Comprehensive loss attributable to noncontrolling interests	(823)	(286)	(2,399)	(735)
Comprehensive income attributable to EnerSys stockholders	$30,251	$1,579	$107,075	$57,611
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	December 27, 2015	December 28, 2014
Cash flows from operating activities
Net earnings	$125,916	$154,996
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,915	42,124
Write-off of assets relating to restructuring	398	644
Derivatives not designated in hedging relationships:
Net losses (gains)	119	(132)
Cash proceeds	386	461
Provision for doubtful accounts	3,169	609
Deferred income taxes	(3,248)	21,951
Non-cash interest expense	2,447	7,078
Stock-based compensation	14,883	21,339
Gain on sale of facility	(4,348)	—
Gain on disposal of property, plant, and equipment	(8)	(79)
Reversal of legal accrual, net of fees	(799)	(16,233)
Gain on disposition of equity interest in Altergy	—	(2,000)
Changes in assets and liabilities:
Accounts receivable	53,969	23,556
Inventories	(5,705)	(52,050)
Prepaid and other current assets	1,646	(5,857)
Other assets	(1,201)	(168)
Accounts payable	(1,244)	(9,056)
Accrued expenses	2,498	(65,547)
Other liabilities	1,922	11,277
Net cash provided by operating activities	232,715	132,913

Cash flows from investing activities
Capital expenditures	(45,695)	(47,184)
Purchase of businesses	(39,079)	—
Proceeds from sale of facility	9,179	—
Proceeds from disposal of property, plant, and equipment	866	177
Proceeds from disposition of equity interest in Altergy	—	2,000
Net cash used in investing activities	(74,729)	(45,007)

Cash flows from financing activities
Net increase (decrease) in short-term debt	5,535	(17,824)
Proceeds from revolving credit borrowings	300,000	337,700
Repayments of revolving credit borrowings	(288,000)	(282,700)
Proceeds from long-term debt	300,000	150,000
Repayments of Convertible Notes	(172,266)	(234)
Repayments of long-term debt	(3,750)	—
Debt issuance costs	(4,986)	(1,076)
Taxes paid related to net share settlement of equity awards, net of option proceeds	(15,209)	(12,656)
Excess tax benefits from exercise of stock options and vesting of equity awards	4,175	3,341
Purchase of treasury stock	(120,637)	(176,028)
Prepayment of accelerated stock repurchase	(60,000)	—
Dividends paid to stockholders	(23,322)	(24,021)
Other	(106)	(183)
Net cash used in financing activities	(78,566)	(23,681)
Effect of exchange rate changes on cash and cash equivalents	(2,224)	(24,345)
Net increase in cash and cash equivalents	77,196	39,880
Cash and cash equivalents at beginning of period	268,921	240,103
Cash and cash equivalents at end of period	$346,117	$279,983
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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update and amortization of the costs will continue to be reported as interest expense. For public companies, this update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is to be applied retrospectively. Early adoption of this revised guidance is permitted for financial statements that have not been previously issued. The Company has elected to early adopt the revised guidance for its current quarter ended December 27, 2015 and as such debt issuance costs are now presented as a direct reduction of long-term debt on the Company’s condensed consolidated balance sheets, as further reflected in Note 9.

In July 2015, the FASB issued ASU 2015-011, “Simplifying the Measurement of Inventory (Topic 330).” This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This update will not have a material impact on the Company's consolidated financial statements.

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

The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740).”
This update simplifies the presentation of deferred income taxes, by requiring that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance on its consolidated financial statements.

2. Inventories

Inventories, net consist of:

	December 27, 2015	March 31, 2015
Raw materials	$91,308	$82,954
Work-in-process	104,371	106,196
Finished goods	145,491	147,861
Total	$341,170	$337,011

3. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of December 27, 2015 and March 31, 2015 and the basis for that measurement:

	Total Fair Value Measurement December 27, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$289	$—	$289	$—
Foreign currency forward contracts	264	—	264	—
Total derivatives	$553	$—	$553	$—

	Total Fair Value Measurement March 31, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(341)	$—	$(341)	$—
Foreign currency forward contracts	4,155	—	4,155	—
Total derivatives	$3,814	$—	$3,814	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1, Summary of Significant Accounting Policies to the Company's consolidated financial statements included in its 2015 Annual Report.

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

The Company's 5.00% Senior Notes due 2023 (the "Notes"), with an original face value of $300,000, were issued in April 2015. The fair values of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 100% of face value on December 27, 2015.

The carrying amounts and estimated fair values of the Company’s derivatives, Notes and Convertible Notes (as defined in Note 9) at December 27, 2015 and March 31, 2015 were as follows:

	December 27, 2015			March 31, 2015
	Carrying Amount	Fair Value		Carrying Amount		Fair Value
Financial assets:
Derivatives (1)	$553	$—		$4,155		$4,155
Financial liabilities:
Notes (2)	$300,000	$300,000	(2)	$—		$—
Convertible Notes (2) (3)	—	—		170,936	(3)	277,348	(2)
Derivatives (1)	—	—		341		341

(1)	Represents lead and foreign currency forward contracts.

(2)	The fair value amount of the Notes at December 27, 2015 and the Convertible Notes at March 31, 2015 represent the trading value of the instruments.

(3)	The carrying amount of the Convertible Notes at March 31, 2015 represent the $172,266 principal balance, less the unamortized debt discount (see Note 9 for further details).

Non-recurring fair value measurements

The valuation of goodwill and other intangible assets is based on information and assumptions available to the Company at the time of acquisition, using income and market approaches to determine fair value. The Company tests goodwill and other intangible assets annually for impairment, or when indications of potential impairment exist (see Note 1 to the Company's consolidated financial statements included in the Company's 2015 Annual Report for details).

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

During the nine months of fiscal 2016, no assets or liabilities were recorded at fair value on a non-recurring basis.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at December 27, 2015 and March 31, 2015 were 44.2 million pounds and 91.6 million pounds, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of December 27, 2015 and March 31, 2015, the Company had entered into a total of $55,564 and $75,878, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $2,407 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statement of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of December 27, 2015 and March 31, 2015, the notional amount of these contracts was $15,270 and $26,246, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
December 27, 2015 and March 31, 2015

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	December 27, 2015	March 31, 2015	December 27, 2015	March 31, 2015
Prepaid and other current assets
Lead forward contracts	$289	$—	$—	$—
Foreign currency forward contracts	350	3,735	—	420
Total assets	$639	$3,735	$—	$420
Accrued expenses
Lead forward contracts	$—	$341	$—	$—
Foreign currency forward contracts	—	—	86	—
Total liabilities	$—	$341	$86	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 27, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,109	Cost of goods sold	$(4,448)
Foreign currency forward contracts	525	Cost of goods sold	(296)
Total	$1,634		$(4,744)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$175
Total		$175

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 28, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(5,898)	Cost of goods sold	$1,554
Foreign currency forward contracts	32	Cost of goods sold	920
Total	$(5,866)		$2,474

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(232)
Total		$(232)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 27, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(4,006)	Cost of goods sold	$(7,461)
Foreign currency forward contracts	(2,048)	Cost of goods sold	3,655
Total	$(6,054)		$(3,806)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(119)
Total		$(119)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 28, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(6,158)	Cost of goods sold	$(121)
Foreign currency forward contracts	2,756	Cost of goods sold	992
Total	$(3,402)		$871

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$132
Total		$132

5. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarters of fiscal 2016 and 2015 were based on the estimated effective tax rates applicable for the full years ending March 31, 2016 and March 31, 2015, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of the Company's consolidated income before taxes.

The consolidated effective income tax rates were 22.0% and 23.6%, respectively, for the third quarters of fiscal 2016 and 2015 and 23.6% and 26.0%, respectively, for the nine months of fiscal 2016 and fiscal 2015. The rate decrease in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 is primarily due to the recognition in fiscal 2016 of a tax benefit related to international restructuring and changes in mix of earnings among tax jurisdictions. The rate decrease in the nine months of fiscal 2016 compared to the nine months of fiscal 2015 is primarily due to the recognition in fiscal 2016 of a tax benefit related to international restructuring, subsequent recognition of a domestic deferred tax asset related to executive compensation, and a previously unrecognized tax position related to one of the Company's foreign subsidiaries, as well as changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 51% for the nine months of fiscal 2016 compared to 56% for the nine months of fiscal 2015. The foreign effective income tax rates for the nine months of fiscal 2016 and 2015 were 10.1% and 14.7%, respectively. The rate decrease compared to the prior year period is primarily due to the recognition in fiscal 2016 of a tax benefit related to international restructuring and subsequent recognition of a previously unrecognized tax position related to one of the Company's foreign subsidiaries, as well as changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

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

	Quarter ended		Nine months ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Balance at beginning of period	$40,140	$40,518	$39,810	$40,426
Current period provisions	5,756	4,083	14,339	13,700
Costs incurred	(4,422)	(3,706)	(12,930)	(12,171)
Foreign currency translation adjustment	(427)	(612)	(172)	(1,672)
Balance at end of period	$41,047	$40,283	$41,047	$40,283

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001, and the Company established a reserve that amounted to $1,123 and $2,902, respectively, as of December 27, 2015 and March 31, 2015. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility. This site is separate from the Company’s current metal fabrication facility in Sumter, South Carolina.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at December 27, 2015 and March 31, 2015, the Company has hedged the price to purchase 44.2 million pounds and 91.6 million pounds of lead, respectively, for a total purchase price of $34,072 and $76,143, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany financing and intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $70,834 and $102,124, respectively, of foreign currency forward contracts with financial institutions as of December 27, 2015 and March 31, 2015.

8. Restructuring Plans

During fiscal 2013, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in EMEA. This program was completed during the second quarter of fiscal 2016. Total charges for this program were $6,895, primarily for cash expenses of $5,496 for employee severance-related payments of approximately 140 employees and non-cash expenses of $1,399 associated with the write-off of certain fixed assets and inventory. The Company incurred $5,207 of costs against the accrual through fiscal 2015, and incurred $271 in costs against the accrual during the nine months of fiscal 2016.

During fiscal 2014, the Company announced further restructuring programs to improve the efficiency of its manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consists of the transfer of motive power and a portion of reserve power battery manufacturing to the Company's facilities in Western Europe. The Company estimates that the total charges for all actions announced during fiscal 2014 will amount to approximately $22,800, primarily from non-cash charges related to the write-off of fixed assets and inventory of $11,000, along with cash charges for employee severance-related payments and other charges of $11,800. The Company estimates that these actions will result in the reduction of approximately 500 employees upon completion. The Company recorded restructuring charges of $22,115 through fiscal 2015, consisting of non-cash charges of $10,934 and cash charges of $11,181 and recorded an additional $826 in cash charges and a favorable accrual adjustment of $316 during the nine months of fiscal 2016. The Company incurred $9,737 in costs against the accrual through fiscal 2015 and incurred an additional $914 against the accrual during the nine months of fiscal 2016. As of December 27, 2015, the reserve balance associated with these actions is $843. The Company expects to be committed to an additional $100 of restructuring charges related to these actions in fiscal 2016 when it expects to complete the program.

During the third quarter of fiscal 2015, the Company announced a restructuring related to its manufacturing facility located in Jiangdu, the People’s Republic of China ("PRC"), pursuant to which the Company completed the transfer of the manufacturing at that location to its other facilities in PRC, as part of the closure of the Jiangdu facility in the first quarter of fiscal 2016. The Company estimates that the total charges for these actions will amount to approximately $5,400 primarily from cash charges for employee severance-related payments and other charges of $5,000, along with non-cash charges related to the write off of fixed assets of $400. The Company estimates that these actions will result in the reduction of approximately 300 employees upon completion. The Company recorded restructuring charges of $3,870 during fiscal 2015 consisting of cash charges for employee severance-related payments and recorded an additional $513 in cash charges and $398 in non-cash charges during the nine months of fiscal 2016. The Company incurred $1,874 in costs against the accrual through fiscal 2015 and incurred an additional $2,509 against the accrual during the nine months of fiscal 2016. As of December 27, 2015, the reserve balance associated with these actions is $0. The Company expects to be committed to an additional $700 of restructuring charges related to these actions in 2016 when it expects to complete the program.

During fiscal 2015, the Company announced a restructuring primarily related to a portion of its sales and engineering organizations in Europe to improve efficiencies. The Company estimates that the total charges for these actions will amount to approximately $800, primarily from cash charges for employee severance-related payments. The Company estimates that these actions will result in the reduction of approximately 10 employees upon completion in fiscal 2016. In fiscal 2015, the Company recorded restructuring charges of $450 and recorded an additional $337 during the nine months of fiscal 2016. The Company incurred $193 in costs against the accrual in fiscal 2015 and incurred an additional $377 against the accrual during the nine months of fiscal 2016. As of December 27, 2015, the reserve balance associated with these actions is $304. The Company expects no additional restructuring charges related to these actions during fiscal 2016, and expects to complete the program during fiscal 2016.

During the first quarter of fiscal 2016, the Company completed a restructuring related to a reduction of two executives associated with one of Americas’ recent acquisitions to improve efficiencies. The Company recorded total severance-related charges of $570, all of which was paid during the first quarter of fiscal 2016, primarily per the terms of a pre-existing employee agreement.

During the second quarter of fiscal 2016, the Company announced a restructuring to improve efficiencies primarily related to its motive power assembly and distribution center in Italy and its sales and administration organizations in EMEA. In addition, during the third quarter of fiscal 2016, the Company announced a further restructuring related to its manufacturing operations in Europe. The Company estimates that the total charges for these actions will amount to approximately $6,600, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 120 employees upon completion. During the nine months of fiscal 2016, the Company recorded restructuring charges of $3,858 and incurred $1,607 in costs against the accrual. As of December 27, 2015, the reserve balance associated with these actions is $2,230. The Company expects to be committed to an additional $2,800 of restructuring charges related to these actions during fiscal 2016, and expects to complete the program during fiscal 2017.

During the second quarter of fiscal 2016, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in the Americas. The program consists of the announced closing of its Cleveland, Ohio charger manufacturing facility which is expected to be completed during the first quarter of fiscal 2017, with the transfer of production to other Americas manufacturing facilities. The Company estimates that the total charges for all actions associated with this program will amount to approximately $2,100, primarily from cash charges for employee severance-related payments and other charges of $1,500, along with a pension curtailment charge of $313 and non-cash charges related to the accelerated depreciation of fixed assets of $300. The Company estimates that these actions will result in the reduction of approximately 100 employees at its Cleveland facility. During the nine months of fiscal 2016, the Company recorded restructuring charges of $865 including a pension curtailment charge of $313. As of December 27, 2015, the reserve balance associated with these actions is $552. The Company expects to be committed to an additional $1,100 of restructuring charges related to these actions during fiscal 2016 and fiscal 2017, and expects to complete the program during fiscal 2017.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2015	$2,966	$854	$3,820
Accrued	6,523	133	6,656
Accrual Adjustment	—	(316)	(316)
Costs incurred	(5,755)	(493)	(6,248)
Foreign currency impact and other	(16)	33	17
Balance as of December 27, 2015	$3,718	$211	$3,929

9. Debt

The following summarizes the Company’s long-term debt as of December 27, 2015 and March 31, 2015 giving effect to the adoption of ASU 2015-3:

	December 27, 2015		March 31, 2015
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$4,526	$—	$—
2011 Credit Facility, due 2018	333,250	2,055	325,000	2,615
3.375% Convertible Notes, net of discount, due 2038	—	—	170,936	97
Total	$633,250	$6,581	$495,936	$2,712
Long-term debt, net of unamortized issuance costs	$626,669		$493,224

As discussed in Note 1, the Company elected to early adopt accounting guidance issued in April 2015 to simplify the presentation of debt issuance costs. This change in accounting principle was implemented retrospectively as of March 31, 2015. Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense using the effective interest method over the contractual term of the underlying indebtedness. The Company has reclassified debt issuance costs as a direct reduction to the related debt obligation on the balance sheet as of March 31, 2015.

5.00% Senior Notes

On April 23, 2015, the Company issued $300,000 in aggregate principal amount of 5.00% Senior Notes due 2023 (the “Notes”). The Notes bear interest at a rate of 5.00% per annum accruing from April 23, 2015. Interest is payable semiannually in arrears on April 30 and October 30 of each year, commencing on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by each of its subsidiaries that are guarantors under the 2011 Credit Facility (the "Guarantors"). The Guarantees are unsecured and unsubordinated obligations of the Guarantors. The net proceeds from the sale of the Notes were used primarily to repay and retire in full the principal amount of the Company’s senior 3.375% convertible notes (the “Convertible Notes”), as discussed below, as well as fund the accelerated share repurchase program discussed in Note 12.

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

The current portion of the Term Loan of $11,250 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under its 2011 Credit Facility.

As of December 27, 2015, the Company had $187,000 outstanding in revolver borrowings and $146,250 under its Term Loan borrowings.

3.375% Convertible Notes

On May 7, 2015, the Company filed a notice of redemption for all of the Convertible Notes with a redemption date of June 8, 2015. 99% of the Convertible Notes holders exercised their conversion rights on or before June 5, 2015, pursuant to which, on July 17, 2015, the Company paid $172,388, in aggregate, towards the principal balance including accreted interest, cash equivalent of fractional shares issued towards conversion premium and settled the conversion premium by issuing, in the aggregate, 1,889,431 shares of the Company's common stock from its treasury shares, thereby resulting in the extinguishment of all of the Convertible Notes as of that date. There was no impact to the income statement on the extinguishment as the fair value of the total settlement consideration transferred and allocated to the liability component approximated the carrying value of the Convertible Notes. The remaining consideration allocated to the equity component resulted in an adjustment to equity of $84,140.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the Convertible Notes as of December 27, 2015 and March 31, 2015:

	December 27, 2015	March 31, 2015
Principal	$—	$172,266
Unamortized discount	—	(1,330)
Net carrying amount	$—	$170,936

Short-Term Debt

As of December 27, 2015 and March 31, 2015, the Company had $23,503 and $19,715, respectively, of short-term borrowings. The weighted-average interest rates on these borrowings were approximately 8% and 10% at December 27, 2015 and March 31, 2015, respectively.

Letters of Credit

As of December 27, 2015 and March 31, 2015, the Company had $4,396 and $3,862, respectively, of standby letters of credit.

Debt Issuance Costs

In connection with the issuance of the Notes, the Company incurred $4,986 in debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $343 and $332, respectively, during the quarters ended December 27, 2015 and December 28, 2014 and $1,117 and $932, respectively, for the nine months ended December 27, 2015 and December 28, 2014. Debt issuance costs, net of accumulated amortization, totaled $6,581 and $2,712, respectively, at December 27, 2015 and March 31, 2015.

Available Lines of Credit

As of December 27, 2015 and March 31, 2015, the Company had available and undrawn, under all its lines of credit, $447,369 and $464,733, respectively, including $136,619 and $141,533, respectively, of uncommitted lines of credit as of December 27, 2015 and March 31, 2015.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Service cost	$118	$96	$201	$189
Interest cost	172	168	476	624
Expected return on plan assets	(213)	(223)	(563)	(551)
Amortization and deferral	111	64	310	166
Curtailment loss	313	—	—	—
Net periodic benefit cost	$501	$105	$424	$428

	United States Plans		International Plans
	Nine months ended		Nine months ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Service cost	$364	$300	$617	$602
Interest cost	510	505	1,447	1,966
Expected return on plan assets	(643)	(666)	(1,715)	(1,724)
Amortization and deferral	370	238	946	518
Curtailment loss	313	—	—	—
Net periodic benefit cost	$914	$377	$1,295	$1,362

11. Stock-Based Compensation

As of December 27, 2015, the Company maintains the EnerSys Second Amended and Restated 2010 Equity Incentive Plan, as amended (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market share units and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $4,545 for the third quarter of fiscal 2016 and $4,280 for the third quarter of fiscal 2015. Stock-based compensation expense was $14,883 for the nine months of fiscal 2016 and $21,339 for the nine months of fiscal 2015. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards, except for awards issued to certain retirement-eligible participants, which are expensed on an accelerated basis.

During the nine months ended December 27, 2015, the Company granted to non-employee directors 28,582 restricted stock units, pursuant to the EnerSys Deferred Compensation Plan for Non-Employee Directors.

During the nine months ended December 27, 2015, the Company granted to management and other key employees 127,966 non-qualified stock options, 212,278 performance-based market share units that vest three years from the date of grant and 120,287 restricted stock units that vest 25% each year over four years from the date of grant.

Common stock activity during the nine months ended December 27, 2015 included the vesting of 137,636 restricted stock units and 536,490 market share units and exercise of 11,986 stock options.

As of December 27, 2015, there were 210,297 non-qualified stock options, 502,378 restricted stock units and 547,213 market share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the nine months ended December 27, 2015:

Shares outstanding as of March 31, 2015	44,068,588
Purchase of treasury stock	(2,009,896)
Shares issued to Convertible Notes holders	1,889,431
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	448,137
Shares outstanding as of December 27, 2015	44,396,260

Treasury Stock Reissuance

On July 17, 2015, the Company settled the conversion premium on the Convertible Notes by issuing 1,889,431 shares from its treasury stock. The reissuance was recorded on a last-in, first-out method, and the difference between the repurchase cost and the fair value at reissuance was recorded as an adjustment to stockholders' equity.

Accelerated Share Repurchase

During the second quarter of fiscal 2016, the Company entered into an accelerated share repurchase agreement (“ASR”) with a major financial institution to repurchase $120,000 to $180,000 of its common stock. The Company prepaid $180,000 and received an initial delivery of 2,000,000 shares with a fair market value of approximately $108,100. The ASR is accounted for as a treasury stock repurchase, reducing the weighted average number of basic and diluted shares outstanding by the 2,000,000 shares initially repurchased, and as a forward contract indexed to the Company's own common shares to reflect the future settlement provisions. Because the minimum repurchase will be $120,000, as of December 27, 2015, $11,900 representing the difference between the fair value of shares delivered and the minimum notional amount of $120,000 is accounted for as an equity instrument and is included in additional paid-in capital and the optional $60,000 is included in prepaid and other current assets in the Consolidated Condensed Balance Sheet. The ASR is not accounted for as a derivative instrument.

No shares were received during the current quarter pursuant to the ASR.

On January 19, 2016, the ASR was settled and the Company received an additional 961,444 shares and $13,608 in cash for the remaining amount not settled in shares. The Company repurchased a total of 2,961,444 shares under the ASR for a total cash investment of $166,392 at an average price of $56.19. See Note 15.

At December 27, 2015 and March 31, 2015, the Company held 9,716,516 shares and 9,596,051 shares as treasury stock, respectively.

Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI, net of tax, as of December 27, 2015 and March 31, 2015, are as follows:

	March 31, 2015	Before Reclassifications	Amounts Reclassified from AOCI	December 27, 2015
Pension funded status adjustment	$(23,719)	$—	$930	$(22,789)
Net unrealized (loss) gain on derivative instruments	(95)	(3,818)	2,402	(1,511)
Foreign currency translation adjustment	(85,161)	(19,329)	—	(104,490)
Accumulated other comprehensive income (loss)	$(108,975)	$(23,147)	$3,332	$(128,790)

The following table presents reclassifications from AOCI during the third quarter ended December 27, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$4,744	Cost of goods sold
Tax benefit	(1,753)
Net unrealized loss on derivative instruments, net of tax	$2,991

Defined benefit pension costs:
Prior service costs and deferrals	$421	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(129)
Net periodic benefit cost, net of tax	$292

The following table presents reclassifications from AOCI during the third quarter ended December 28, 2014:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(2,474)	Cost of goods sold
Tax expense	912
Net unrealized gain on derivative instruments, net of tax	$(1,562)

Defined benefit pension costs:
Prior service costs and deferrals	$230	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(75)
Net periodic benefit cost, net of tax	$155

The following table presents reclassifications from AOCI during the nine months ended December 27, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$3,806	Cost of goods sold
Tax benefit	(1,404)
Net unrealized loss on derivative instruments, net of tax	$2,402

Defined benefit pension costs:
Prior service costs and deferrals	$1,316	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(386)
Net periodic benefit cost, net of tax	$930

The following table presents reclassifications from AOCI during the nine months ended December 28, 2014:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(871)	Cost of goods sold
Tax expense	320
Net unrealized gain on derivative instruments, net of tax	$(551)

Defined benefit pension costs:
Prior service costs and deferrals	$756	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(235)
Net periodic benefit cost, net of tax	$521

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the nine months ended December 27, 2015:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2015	$1,038,900	$5,540	$1,044,440
Total comprehensive income:
Net earnings (losses)	126,890	(53)	126,837
Net unrealized loss on derivative instruments, net of tax	(1,416)	—	(1,416)
Pension funded status adjustment, net of tax	930	—	930
Foreign currency translation adjustment	(19,329)	(214)	(19,543)
Total other comprehensive loss, net of tax	(19,815)	(214)	(20,029)
Total comprehensive income (loss)	107,075	(267)	106,808
Other changes in equity:
Purchase of treasury stock including ASR	(120,637)	—	(120,637)
Reissuance of treasury stock to Convertible Notes holders	114,449	—	114,449
Adjustment to equity on debt extinguishment	(84,140)	—	(84,140)
Cash dividends - common stock ($0.525 per share)	(23,322)	—	(23,322)
Reclassification of redeemable equity component of Convertible Notes	1,330	—	1,330
Other, including activity related to equity awards	3,485	—	3,485
Balance as of December 27, 2015	$1,037,140	$5,273	$1,042,413

The following demonstrates the change in redeemable noncontrolling interests during the nine months ended December 27, 2015:

Redeemable Noncontrolling Interests
Balance as of March 31, 2015	$6,956
Net loss	(921)
Foreign currency translation adjustment	(1,211)
Balance as of December 27, 2015	$4,824

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Nine months ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net earnings attributable to EnerSys stockholders	$38,478	$49,252	$126,890	$154,737
Weighted-average number of common shares outstanding:
Basic	44,394,925	45,188,942	44,524,289	46,073,961
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	581,279	791,739	650,529	898,436
Convertible Notes	—	1,387,492	737,841	1,571,499
Diluted weighted-average number of common shares outstanding	44,976,204	47,368,173	45,912,659	48,543,896
Basic earnings per common share attributable to EnerSys stockholders	$0.87	$1.09	$2.85	$3.36
Diluted earnings per common share attributable to EnerSys stockholders	$0.86	$1.04	$2.76	$3.19
Anti-dilutive equity awards not included in diluted weighted-average common shares	—	—	—	138

On July 17, 2015, the Company paid $172,388, in aggregate, towards the principal balance including accreted interest, cash equivalent of fractional shares issued towards conversion premium and settled the conversion premium by issuing, in the aggregate, 1,889,431 shares of its common stock, which were included in the diluted weighted average shares outstanding for the period prior to the extinguishment.

During the second quarter of fiscal 2016, the Company entered into an ASR with a major financial institution to repurchase $120,000 to $180,000 of its common stock. The Company prepaid $180,000 and received an initial delivery of 2,000,000 shares with a fair market value of approximately $108,100. The ASR is accounted for as a treasury stock repurchase, reducing the weighted average number of basic and diluted shares outstanding by the 2,000,000 shares initially repurchased, and as a forward contract indexed to the Company's own common shares to reflect the future settlement provisions.

No shares were received pursuant to the ASR during the current quarter.

On January 19, 2016, the ASR was settled and the Company received an additional 961,444 shares. See Note 15 for more information.

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

Summarized financial information related to the Company's reportable segments for the quarters and nine months ended December 27, 2015 and December 28, 2014 is shown below:

	Quarter ended		Nine months ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net sales by segment to unaffiliated customers
Americas	$306,331	$314,263	$945,839	$978,376
EMEA	196,829	242,345	582,896	717,620
Asia	70,413	54,970	176,040	179,619
Total net sales	$573,573	$611,578	$1,704,775	$1,875,615
Net sales by product line
Reserve power	$271,948	$306,989	$810,448	$933,888
Motive power	301,625	304,589	894,327	941,727
Total net sales	$573,573	$611,578	$1,704,775	$1,875,615
Intersegment sales
Americas	$6,334	$11,657	$23,041	$31,552
EMEA	17,537	16,433	59,999	51,324
Asia	8,205	6,560	20,937	27,144
Total intersegment sales (1)	$32,076	$34,650	$103,977	$110,020
Operating earnings by segment
Americas	$40,572	$40,884	$134,344	$120,751
EMEA	16,525	27,805	54,218	79,845
Asia	1,568	2,431	1,388	9,672
Restructuring charges - Americas	(865)	—	(1,435)	—
Restructuring and other exit charges - EMEA	(2,153)	(563)	(4,706)	(4,202)
Restructuring charges - Asia	(186)	(1,874)	(910)	(1,874)
Reversal of legal accrual, net of fees - Americas	—	—	799	16,233
Legal proceedings charge - EMEA	—	—	(4,000)	—
Gain on sale of facility - Asia	—	—	4,348	—
Total operating earnings (2)	$55,461	$68,683	$184,046	$220,425

(1)	Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

On January 19, 2016, the ASR was settled and the Company received an additional 961,444 shares and $13,608 in cash for the remaining amount not settled in shares. The Company repurchased a total of 2,961,444 shares under the ASR for a total cash investment of $166,392 at an average price of $56.19.

On January 28, 2016, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on March 25, 2016, to stockholders of record as of March 11, 2016.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw materials in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in our products;

•	risks involved in our operations such as disruption of markets, changes in import and export laws, environmental regulations, currency restrictions and local currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets and other energy solutions for industrial applications throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	litigation and regulatory proceedings to which we might be subject;

•	our expectations concerning indemnification obligations;

•	changes in our market share in the geographic business segments where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, manufacturing expansion and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 35% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the third quarter of fiscal 2016, our selling prices remained relatively flat, compared to the comparable prior year period.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $346 million of available cash and cash equivalents and undrawn committed and uncommitted credit lines of approximately $447 million at December 27, 2015 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

In April 2015, we issued $300 million of 5.00% Senior Notes due 2023 (the “Notes”), with the net proceeds used primarily to fund the payment of principal and accreted interest outstanding on the senior 3.375% convertible notes due 2038 (the “Convertible Notes”) that were settled in July 2015 and the accelerated stock repurchase program described below.

On July 17, 2015, we paid the principal and accreted interest outstanding on the Convertible Notes amounting to $172.3 million in cash and settled the conversion premium by issuing, in the aggregate,1,889,431 shares of common stock from our treasury shares. Subsequent to the extinguishment of the Convertible Notes, other than the Notes and the 2011 Credit Facility, we have no other significant amount of long-term debt maturing in the near future

In the nine months of fiscal 2016, we repurchased $121 million of treasury stock through open market purchases and through an accelerated share repurchase (“ASR”) agreement with a major financial institution. Share repurchases had a modest positive impact on earnings per diluted share. On January 19, 2016, the ASR was settled and we received an additional 961,444 shares and $13.6 million in cash for the remaining amount not settled in shares. We repurchased a total of 2,961,444 shares under the ASR for a total cash investment of $166.4 million at an average price of $56.19.

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

Results of Operations

Net Sales

Segment sales

	Quarter ended December 27, 2015		Quarter ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$306.3	53.4%	$314.3	51.4%	$(8.0)	(2.5)%
EMEA	196.8	34.3	242.3	39.6	(45.5)	(18.8)
Asia	70.5	12.3	55.0	9.0	15.5	28.1
Total net sales	$573.6	100.0%	$611.6	100.0%	$(38.0)	(6.2)%

	Nine months ended December 27, 2015		Nine months ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$945.8	55.5%	$978.4	52.2%	$(32.6)	(3.3)%
EMEA	582.9	34.2	717.6	38.3	(134.7)	(18.8)
Asia	176.1	10.3	179.6	9.5	(3.5)	(2.0)
Total net sales	$1,704.8	100.0%	$1,875.6	100.0%	$(170.8)	(9.1)%

Net sales decreased $38.0 million or 6.2% in the third quarter of fiscal 2016 from the comparable period in fiscal 2015. This decrease for the third quarter was the result of a 7% decrease due to foreign currency translation impact and a 1% decrease in organic volume, partially offset by a 2% increase from acquisitions.

Net sales decreased $170.8 million or 9.1% in the nine months of fiscal 2016 from the comparable period in fiscal 2015. This decrease was largely the result of a 8% decrease due to foreign currency translation impact and a 3% decrease in organic volume, partially offset by a 1% increase each from acquisitions and pricing.

The Americas segment’s net sales decreased $8.0 million or 2.5% in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015, primarily due to foreign currency translation impact. Net sales decreased $32.6 million or 3.3% in the nine months of fiscal 2016 as compared to the nine months of fiscal 2015, primarily due to a decrease of approximately 2% due to foreign currency translation impact and a 1% decrease in organic volume.

The EMEA segment’s net sales decreased $45.5 million or 18.8% in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015, primarily due to a decrease of 12% due to foreign currency translation impact and a 8% decrease due to organic volume, partially offset by a 1% increase in pricing. Net sales decreased $134.7 million or 18.8% in the nine months of fiscal 2016 as compared to the nine months of fiscal 2015, primarily due to a decrease of 16% due to foreign currency translation impact and a 4% decrease due to organic volume, partially offset by a 1% increase in pricing.

The Asia segment’s net sales increased $15.5 million or 28.1% in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015, primarily due to an increase in organic volume and acquisitions of 23% and 19%, respectively, partially offset by a 13% decrease due to foreign currency translation impact and a 1% decrease due to pricing. Net sales decreased $3.5 million or 2.0% in the nine months of fiscal 2016, as compared to the nine months of fiscal 2015, primarily due to a decrease in foreign currency translation impact and organic volume of 11% and 2%, respectively, partially offset by an 11% increase due to acquisitions. The increase in Asia's organic volume in the third quarter is due to increase in telecommunications sales in China. The decrease in Asia's organic volume in the nine months of fiscal 2016 is due to lower sales to a major Chinese telecommunication company under a tender program pursuant to which we participated at a lower volume.

Product line sales

	Quarter ended December 27, 2015		Quarter ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$272.0	47.4%	$307.0	50.2%	$(35.0)	(11.4)%
Motive power	301.6	52.6	304.6	49.8	(3.0)	(1.0)
Total net sales	$573.6	100.0%	$611.6	100.0%	$(38.0)	(6.2)%

	Nine months ended December 27, 2015		Nine months ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$810.5	47.5%	$933.9	49.8%	$(123.4)	(13.2)%
Motive power	894.3	52.5	941.7	50.2	(47.4)	(5.0)
Total net sales	$1,704.8	100.0%	$1,875.6	100.0%	$(170.8)	(9.1)%

Net sales of our reserve power products in the third quarter of fiscal 2016 decreased $35.0 million or 11.4% compared to the third quarter of fiscal 2015. The decrease was primarily due to foreign currency translation impact and organic volume decrease of 7% each, offset partially by a 3% increase due to acquisitions. Net sales decreased $123.4 million or 13.2% in the nine months of fiscal 2016, as compared to the nine months of fiscal 2015, primarily due to a decrease of approximately 8% due to foreign currency translation impact and 7% decrease due to organic volume partially offset by a 2% increase due to acquisitions.

Net sales of our motive power products in the third quarter of fiscal 2016 decreased by $3.0 million or 1.0% compared to the third quarter of fiscal 2015. The decrease was primarily due to foreign currency translation impact of 8% offset partially by a 6% increase in organic volume and a 1% increase in pricing. Net sales decreased $47.4 million or 5.0% in the nine months of fiscal 2016, as compared to the nine months of fiscal 2015, primarily due to a decrease of approximately 8% due to foreign currency translation impact partially offset by a 2% increase from organic volume and a 1% increase in pricing.

Gross Profit

	Quarter ended December 27, 2015		Quarter ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$145.8	25.4%	$157.3	25.7%	$(11.5)	(7.2)%

	Nine months ended December 27, 2015		Nine months ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$451.2	26.5%	$482.4	25.7%	$(31.2)	(6.5)%

Gross profit decreased $11.5 million or 7.2% in the third quarter of fiscal 2016 and decreased $31.2 million or 6.5% in the nine months of fiscal 2016 compared to comparable prior year periods. Gross profit, as a percentage of net sales, decreased 30 basis points in the third quarter of fiscal 2016 but increased 80 basis points in the nine months of fiscal 2016 when compared to the comparable prior year periods.

The decrease in the gross profit margin in the current quarter compared to the prior year quarter is primarily due to slightly lower sales volume along with a higher sales mix from Asia which has lower margins, partially offset by lower commodity costs, while the increase in the nine months of fiscal 2016 compared to the prior year period is primarily attributable to lower commodity costs.

Operating Items

	Quarter ended December 27, 2015		Quarter ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$87.1	15.2%	$86.2	14.1%	$0.9	1.2%
Restructuring and other exit charges	$3.2	0.5%	$2.4	0.4%	$0.8	31.5%

	Nine months ended December 27, 2015		Nine months ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$261.2	15.3%	$272.2	14.5%	$(11.0)	(4.0)%
Restructuring and other exit charges	$7.0	0.4%	$6.0	0.3%	$1.0	16.0%
Legal proceedings charge / (reversal of legal accrual, net of fees)	$3.2	0.2%	$(16.2)	(0.9)%	$19.4	NM
Gain on sale of facility	$(4.3)	(0.2)%	$—	—%	$(4.3)	NM
NM = not meaningful

Operating expenses as a percentage of net sales increased 110 basis points and 80 basis points in the third quarter and nine months of fiscal 2016, respectively, compared to the comparable prior year periods of fiscal 2015. Operating expenses, excluding the effect of foreign currency translation, increased $6.7 million or 7.8% in the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015 and increased $7.8 million or 3.0% in the nine months of fiscal 2016, as compared to the nine months of fiscal 2015. The increase in operating expenses as a percentage of sales in both the third quarter and nine months of fiscal 2016 is primarily due to new acquisitions, payroll related expenses, bad debts and implementation costs for a new ERP system in the Americas while we experienced lower organic volume. Selling expenses, our main component of operating expenses, were 57.2% and 56.3% of total operating expenses in the third quarter and nine months of fiscal 2016, respectively, compared to 56.8% and 55.0% of total operating expenses in the third quarter and nine months of fiscal 2015, respectively.

Restructuring charges

Included in our third quarter of fiscal 2016 operating results are restructuring charges in Americas, EMEA and Asia of $0.9 million, $2.1 million and $0.2 million, respectively, primarily for staff reductions in our Cleveland, Ohio charger manufacturing facility in the U.S., motive power assembly and distribution center in Italy as well as our European manufacturing operations, along with reductions at our Jiangdu factory in the People's Republic of China ("PRC"). Included in our third quarter of fiscal 2015 are $1.9 million of restructuring charges, primarily for employee severance-related payments relating to our manufacturing facility located in Jiangdu, PRC and $0.5 million in EMEA related to the relocation of our motive power and a portion of our reserve power manufacturing from Bulgaria to our facilities in Western Europe.

Legal proceedings charge / (reversal of legal accrual, net of fees)

Included in our nine months of fiscal 2016 operating results are $4.0 million of charges, accrued in our second quarter of fiscal 2016, in EMEA relating to ongoing investigations conducted by certain European competition authorities, including Belgium and the Netherlands, relating to conduct and anticompetitive practices of certain industrial battery participants, including certain of our European subsidiaries. We are responding to these inquiries and have reserved $4.0 million in connection with these investigations and other related legal charges. For the Dutch regulatory proceeding, we do not believe that such an estimate can be made at this time given the early stages of its investigation. The foregoing estimate of losses is based upon currently available information for this proceeding. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations, remains uncertain. Accordingly, our estimate may change from time to time, and actual losses could vary.

Included in our nine months quarter of fiscal 2016 operating results is a reversal of $0.8 million of legal accrual in Americas, relating to legal fees, subsequent to the final settlement of a legal matter.

Gain on sale of facility

During the first quarter of fiscal 2016, we sold our plant in Chaozhou, in the PRC for $9.2 million and recorded a gain of $4.3 million.

Operating Earnings

	Quarter ended December 27, 2015		Quarter ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$40.6	13.2%	$40.9	13.0%	$(0.3)	(0.8)%
EMEA	16.5	8.4	27.8	11.5	(11.3)	(40.6)
Asia	1.6	2.2	2.4	4.4	(0.8)	(35.5)
Subtotal	58.7	10.2	71.1	11.6	(12.4)	(17.5)
Restructuring charges - Americas	(0.9)	(0.3)	—	—	(0.9)	NM
Restructuring and other exit charges - EMEA	(2.1)	(1.1)	(0.5)	(0.2)	(1.6)	NM
Restructuring charges - Asia	(0.2)	(0.3)	(1.9)	(3.4)	1.7	NM
Total operating earnings	$55.5	9.7%	$68.7	11.2%	$(13.2)	(19.3)%

	Nine months ended December 27, 2015		Nine months ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$134.3	14.2%	$120.8	12.3%	$13.5	11.3%
EMEA	54.2	9.3	79.8	11.1	(25.6)	(32.1)
Asia	1.5	0.8	9.6	5.4	(8.1)	(85.6)
Subtotal	190.0	11.1	210.2	11.2	(20.2)	(9.7)
Restructuring charges - Americas	(1.5)	(0.2)	—	—	(1.5)	NM
Restructuring and other exit charges - EMEA	(4.6)	(0.8)	(4.1)	(0.6)	(0.5)	12.0
Restructuring charges - Asia	(0.9)	(0.5)	(1.9)	(1.0)	1.0	(51.4)
Reversal of legal fees, net of fees - Americas	0.8	0.1	16.2	1.7	(15.4)	NM
Legal proceedings charge - EMEA	(4.0)	(0.7)	—	—	(4.0)	NM
Gain on sale of facility - Asia	4.3	2.5	—	—	4.3	NM
Total operating earnings	$184.1	10.8%	$220.4	11.8%	$(36.3)	(16.5)%

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

Operating earnings decreased $13.2 million or 19.3% in the third quarter and decreased $36.3 million or 16.5% in the nine months of fiscal 2016 compared to the third quarter and nine months of fiscal 2015. Operating earnings, as a percentage of net sales, decreased 150 basis points and 100 basis points in the third quarter and nine months of fiscal 2016, respectively, when compared to the third quarter and nine months of fiscal 2015, primarily due to lower reserve power sales volume and related manufacturing variances, relatively flat pricing offset partially by lower commodity costs. Other factors contributing to the negative impact are higher operating expenses and foreign currency translation impact.

The Americas segment's operating earnings, excluding restructuring charges discussed above, decreased in the third quarter of fiscal 2016 and increased in the nine months of fiscal 2016 compared to the comparable prior year periods, with the operating margin increasing 20 basis points and 190 basis points, respectively. This increase is attributable to improved product mix and pricing, and lower commodity costs, partially offset by implementation costs relating to a new ERP system.

The EMEA segment's operating earnings, excluding restructuring and legal proceedings charges discussed above, decreased in the third quarter and nine months of fiscal 2016 compared to the third quarter and nine months of fiscal 2015, with the operating margin decreasing 310 basis points and 180 basis points, respectively. This decrease primarily reflects foreign currency headwinds and lower reserve power sales in the Middle East.

Operating earnings decreased in the Asia segment in the third quarter and nine months of fiscal 2016 compared to the third quarter and nine months of fiscal 2015, primarily due to lower operating results of our subsidiary in India, foreign currency headwinds and reduced telecom sales.

Interest Expense

	Quarter ended December 27, 2015		Quarter ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$5.3	0.9%	$5.0	0.8%	$0.3	7.7%

	Nine months ended December 27, 2015		Nine months ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$16.7	1.0%	$14.2	0.8%	$2.5	17.6%

Interest expense of $5.3 million in the third quarter of fiscal 2016 (net of interest income of $0.6 million) was $0.3 million higher than the interest expense of $5.0 million in the third quarter of fiscal 2015 (net of interest income of $0.2 million). Interest expense of $16.7 million in the nine months of fiscal 2016 (net of interest income of $1.6 million) was $2.5 million higher than the interest expense of $14.2 million in the nine months of fiscal 2015 (net of interest income of $0.8 million).

The increase in interest expense in the third quarter and nine months of fiscal 2016 compared to the comparable prior year periods of fiscal 2015 is primarily due to higher average debt outstanding. Our average debt outstanding was $662.1 million and $624.4 million in the third quarter and nine months of fiscal 2016, respectively, compared to $473.0 million and $392.9 million in the third quarter and nine months of fiscal 2015, respectively. The increase in our average debt was mainly due to the the issuance of $300 million of the Notes, the net proceeds of which were used to pay the Convertible Notes and fund the ASR program as discussed in the "Overview - Liquidity and Capital Resources" section above. Our interest expense was also higher as we had issued the Notes in April 2015 while the Convertible Notes were still outstanding until mid July 2015.

There was no accreted interest on the Convertible Notes in the third quarter of fiscal 2016. Accreted interest on the Convertible Notes was $1.3 million in the nine months of fiscal 2016 and $2.1 million and $6.2 million in the third quarter and nine months of fiscal 2015, respectively. Also included in interest expense are non-cash charges for amortization of debt issuance costs of $0.3 million and $1.1 million, respectively, in the third quarter and nine months of fiscal 2016 and $0.3 million and $0.9 million, respectively, in the third quarter and nine months of fiscal 2015.

Other (Income) Expense, Net

	Quarter ended December 27, 2015		Quarter ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$1.2	0.2%	$(0.9)	(0.2)%	$2.1	NM

	Nine months ended December 27, 2015		Nine months ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$2.6	0.1%	$(3.3)	(0.2)%	$5.9	NM
NM = not meaningful

Other (income) expense, net in the third quarter of fiscal 2016 was expense of $1.2 million compared to income of $0.9 million in the third quarter of fiscal 2015. Other (income) expense, net in the nine months of fiscal 2016 was expense of $2.6 million compared to income of $3.3 million in the nine months of fiscal 2015. Foreign currency losses in the third quarter and nine months of fiscal 2016 were $1.1 million and $3.1 million, respectively, compared to the foreign currency gains of $1.2 million and $2.0 million, respectively, in the comparable prior year periods. Also contributing to the favorable impact in both the third quarter and nine months of fiscal 2015 was the receipt of $2.0 million towards our equity interest in Altergy pursuant to the final legal settlement with Altergy.

Earnings Before Income Taxes

	Quarter ended December 27, 2015		Quarter ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$49.0	8.6%	$64.6	10.6%	$(15.6)	(24.2)%

	Nine months ended December 27, 2015		Nine months ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$164.8	9.7%	$209.5	11.2%	$(44.7)	(21.3)%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2016 decreased $15.6 million, or 24.2%, compared to the third quarter of fiscal 2015 and decreased $44.7 million, or 21.3%, in the nine months of fiscal 2016 compared to the nine months of fiscal 2015. Earnings before income taxes as a percentage of net sales were 8.6% for the third quarter of fiscal 2016 compared to 10.6% in the third quarter of fiscal 2015 and 9.7% for the nine months of fiscal 2016 compared to 11.2% for the nine months of fiscal 2015.

Income Tax Expense

	Quarter ended December 27, 2015		Quarter ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$10.8	1.9%	$15.3	2.5%	$(4.5)	(29.4)%
Effective tax rate	22.0%		23.6%		(1.6)%

	Nine months ended December 27, 2015		Nine months ended December 28, 2014		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$38.9	2.3%	$54.5	2.9%	$(15.6)	(28.7)%
Effective tax rate	23.6%		26.0%		(2.4)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarters of fiscal 2016 and 2015 were based on the estimated effective tax rates applicable for the full years ending March 31, 2016 and March 31, 2015, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The consolidated effective income tax rates were 22.0% and 23.6%, respectively, for the third quarters of fiscal 2016 and 2015 and 23.6% and 26.0%, respectively, for the nine months of fiscal 2016 and 2015. The rate decrease in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 is primarily due to the recognition in fiscal 2016 of a tax benefit related to international restructuring and changes in mix of earnings among tax jurisdictions. The rate decrease in the nine months of fiscal 2016 compared to the nine months of fiscal 2015 is primarily due to the recognition in fiscal 2016 of a tax benefit related to international restructuring, subsequent recognition of a domestic deferred tax asset related to executive compensation, and a previously unrecognized tax position related to one of the Company's foreign subsidiaries, as well as changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 51% for the nine months of fiscal 2016 compared to 56% for the nine months of fiscal 2015. The foreign effective income tax rates for the nine months of fiscal 2016 and 2015 were 10.1% and 14.7%, respectively. The rate decrease compared to the prior year period is primarily due to the recognition in fiscal 2016 of a tax benefit related to international restructuring and subsequent recognition of a previously unrecognized tax position related to one of the Company's foreign subsidiaries, as well as changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of the our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report.

Liquidity and Capital Resources

Operating activities provided cash of $232.7 million in the nine months of fiscal 2016 compared to $132.9 million in the comparable period of fiscal 2015. In the nine months of fiscal 2016, net earnings of $125.9 million, depreciation and amortization of $41.9 million, non-cash charges relating to stock-based compensation of $14.9 million, provision of doubtful accounts of $3.2 million and non-cash interest of $2.4 million were offset by a gain of $4.3 million on sale of our facility in the PRC and deferred taxes of $3.2 million. Also contributing to our cash provided from operating activities was the decrease in primary working capital of $47.0 million, net of currency translation changes.

In the nine months of fiscal 2015, operating activities provided cash of $132.9 million consisting of net earnings of $155.0 million, depreciation and amortization of $42.1 million, non-cash charges relating to deferred taxes of $22.0 million, stock-based compensation of $21.3 million, non-cash interest and restructuring charges of $7.1 million and $0.6 million, respectively, were partially offset by a gain of $2.0 million on disposition of our equity interest in Altergy and non-cash credits relating to the reversal of the remaining legal accrual of $16.2 million. Also partially offsetting our cash provided from operating activities was the increase in primary working capital of $37.5 million, net of currency translation changes and our payment of $40.0 million towards the Altergy award, pursuant to the final legal settlement of the Altergy matter and accrued income tax expense of $22.5 million.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $590.1 million (yielding a primary working capital percentage of 25.7%) at December 27, 2015, $636.6 million (yielding a primary working capital percentage of 25.3%) at March 31, 2015 and $656.9 million at December 28, 2014 (yielding a primary working capital percentage of 26.9%). The primary working capital percentage of 25.7% at December 27, 2015 is 40 basis points higher than that for March 31, 2015, and is 120 basis points lower than that for the prior year period. Primary working capital percentage increased during the nine months of fiscal 2016 largely due to lower sales volume.

Primary working capital and primary working capital percentages at December 27, 2015, March 31, 2015 and December 28, 2014 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
December 27, 2015	$463.2	$341.2	$(214.3)	$590.1	$2,294.3	25.7%
March 31, 2015	518.2	337.0	(218.6)	636.6	2,519.6	25.3
December 28, 2014	506.3	386.7	(236.1)	656.9	2,446.3	26.9

Investing activities used cash of $74.7 million in the nine months of fiscal 2016 and were primarily comprised of capital expenditures of $45.7 million, acquisitions of $39.1 million, partially offset by proceeds from the sale of our manufacturing facility in Chaozhou, in the PRC for $9.2 million.

Investing activities used cash of $45.0 million in the nine months of fiscal 2015 and were primarily comprised of capital expenditures. Proceeds from the disposition of our equity interest in Altergy amounted to $2.0 million in the nine months of fiscal 2015.

Financing activities used cash of $78.6 million in the nine months of fiscal 2016 primarily due to the issuance of $300.0 million of the Notes, principal payment of $172.3 million to the Convertible Notes holders, revolver borrowings and repayments of $300.0 million and $288.0 million, respectively, repayment on Term Loan of $3.8 million, debt issuance costs of $5.0 million relating to the Notes, payment of $180.0 million under the ASR program, and payment of cash dividends to our stockholders of $23.3 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $11.0 million. Net borrowings on short-term debt were $5.5 million.

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

As a result of the above, total cash and cash equivalents increased by $77.2 million to $346.1 million, in the nine months of fiscal 2016 compared to an increase by $39.9 million to $280.0 million, in the comparable period of fiscal 2015.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2015 Annual Report for the year ended March 31, 2015. As of December 27, 2015, we had no significant changes to our contractual obligations table contained in our 2015 Form 10-K, which reflected the issuance of the $300 million of Notes and the redemption of the Convertible Notes in the nine months of fiscal 2016.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at December 27, 2015 are $1.0 million (pre-tax), therefore, there is minimal risk of nonperformance by these counterparties. Those contracts that result in an asset position at December 27, 2015 are $1.6 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $3.6 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
December 27, 2015	$34.1	44.2	$0.77	10%
March 31, 2015	76.1	91.6	0.83	19
December 28, 2014	94.2	102.9	0.92	23

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 100% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at December 27, 2015, lead purchased by December 27, 2015 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $13 million and $41 million, in the third quarter and nine months of fiscal 2016, respectively.

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

To hedge these exposures, we have entered into forward contracts and options with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of December 27, 2015 and March 31, 2015 were $70.8 million and $102.1 million, respectively. The details of contracts outstanding as of December 27, 2015 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$27.8	$/€	1.12	12%
Sell Euros for Polish zloty	25.7	PLN/€	4.26	19
Sell Euros for British pounds	8.6	£/€	0.73	21
Sell Malaysian Ringgit for Euros	2.6	MYR/€	4.99	60
Sell Australian dollars for U.S. dollars	2.0	$/AUD	0.72	26
Sell Australian dollars for British pounds	1.9	AUD/£	2.10	22
Sell Japanese Yen for U.S. dollars	1.7	¥/$	120.45	60
Sell Australian dollars for Euros	0.5	AUD/€	1.54	5
Total	$70.8

(1)	Based on the fiscal year currency requirements.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)		(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
September 28 – October 25, 2015	—	$—		—	$25,000,000
October 26 – November 22, 2015	338	64.70	(2)	—	25,000,000
November 23 – December 27, 2015	—	—		—	25,000,000
Total	338	$64.70		—

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.

(2) The Company's Board of Directors has authorized the Company to repurchase up to a $180 million of its common stock. On August 13, 2015, the Company prepaid $180 million, pursuant to the ASR with a major financial institution, and received an initial delivery of 2,000,000 shares. No shares were repurchased under the the ASR during the current quarter. On January 13, 2016, the ASR was settled and the Company received an additional 961,444 shares and $13.6 million in cash for the remaining amount not settled in shares.

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

10.1	Form of Fifth Amendment to Credit Agreement, dated as of November 23, 2015, among EnerSys, various lenders and Bank of America, N.A., as administrative agent (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Chief Financial Officer
Date: January 28, 2016

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

10.1	Form of Fifth Amendment to Credit Agreement, dated as of November 23, 2015, among EnerSys, various lenders and Bank of America, N.A., as administrative agent (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document