Form 10-K
period 2016-03-31
EnerSys
filed 2016-05-31
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2016 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 001-32253
 ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO
State the aggregate market value of the voting and non-voting common equity held by non-affiliates at September 27, 2015: $2,273,628,924 (1) (based upon its closing transaction price on the New York Stock Exchange on September 25, 2015).

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 27, 2016:                          43,260,603 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on July 28, 2016 are incorporated by reference in Part III of this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys. EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in EnerSys' filings with the Securities and Exchange Commission ("SEC") and its reports to stockholders. Generally, the inclusion of the words “anticipates,” “believe,” “expect,” “future,” “intend,” “estimate,” “anticipate,” “will,” “plans,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management, and are applicable only as of the dates of such statements.

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
For the Fiscal Year Ended March 31, 2016

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

We operate and manage our business in three geographic regions of the world—Americas, EMEA and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the United States, and approximately 50% of our net sales were generated outside of the United States. The Company has three reportable segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with our segment headquarters in Reading, Pennsylvania, USA;

•	EMEA, which includes Europe, the Middle East and Africa, with our segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with our segment headquarters in Singapore.

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

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2016”, which refers to our fiscal year ended March 31, 2016. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2016 ended on June 28, 2015, September 27, 2015, December 27, 2015, and March 31, 2016, respectively. The four quarters in fiscal 2015 ended on June 29, 2014, September 28, 2014, December 28, 2014, and March 31, 2015, respectively.

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

In 2004, EnerSys completed its initial public offering (the “IPO”) and the Company’s common stock commenced trading on the New York Stock Exchange, under the trading symbol “ENS”.

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

During fiscal years 2003 through 2015, we made twenty-five acquisitions around the globe. In fiscal 2016, we completed the acquisition of ICS Industries Pty. Ltd. (ICS), headquartered in Melbourne, Australia. ICS is a leading full line shelter designer and manufacturer with installation and maintenance services serving the telecommunications, utilities, datacenter, natural resources and transport industries operating in Australia and serving customers in the Asia Pacific region.

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

Americas

We believe that we have the largest market share in the Americas industrial battery market. We compete principally with East Penn Manufacturing, Exide Technologies and New Power in both the reserve and motive products markets; and also C&D Technologies Inc., EaglePicher (OM Group), NorthStar Battery, SAFT as well as Chinese producers in the reserve products market.

EMEA

We believe that we have the largest market share in the European industrial battery market. Our primary competitors are Exide Technologies, FIAMM, Hoppecke, SAFT as well as Chinese producers in the reserve products market; and Eternity, Exide Technologies, Hoppecke, Midac and TAB in the motive products market.

Asia

We have a small share of the fragmented Asian industrial battery market. We compete principally with GS-Yuasa, Shin-Kobe and Zibo Torch in the motive products market; and Amara Raja, China Shoto, Coslight, Exide Industries, Leoch and Narada, in the reserve products market.

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

Employees

At March 31, 2016, we had approximately 9,400 employees. Of these employees, approximately 29% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that did not exceed twelve months were approximately 7% of the total workforce. The average term of these agreements is two years, with the longest term being three years. We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2016.

Environmental Matters

In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and evolving environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, we are required to comply with the regulation issued from the European Union called Registration, Evaluation, Authorization and Restriction of Chemicals or “REACH,” that came into force on June 1, 2007. Under the regulation, companies which manufacture or import more than one ton of a covered chemical substance per year are required to register it in a central database administered by the European Chemicals Agency. REACH requires a registration over a period of 11 years. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws and regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time, we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, can bring personal injury or other claims against us due to the presence of, or their exposure to, hazardous substances used, stored, transported or disposed of by us or contained in our products.

Sumter, South Carolina

We currently are responsible for certain environmental obligations at our former battery facility in Sumter, South Carolina, that predate our ownership of this facility. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. We have a reserve for this facility that totaled $1.1 million as of March 31, 2016. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.

Environmental and safety certifications

Sixteen of our facilities in the Americas, EMEA and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Seven facilities in Europe and one in Africa are certified to OHSAS 18001 standards. OHSAS 18001 is a globally recognized occupational health and safety management systems standard.

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

 As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. For example, certain of the Company’s European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. The Company is responding to inquiries related to these matters. The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $2.0 million. (See Note 18 to the Consolidated Financial Statements for additional details.) Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and/or reputation. Even if an inquiry does not result in these types of determinations, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business, and it potentially could create negative publicity which could harm our business and/or reputation.

Reliance on third party relationships and derivative agreements could adversely affect the Company’s business.

We depend on third parties, including suppliers, distributors, lead toll operators, freight forwarders, insurance brokers, commodity brokers, major financial institutions and other third party service providers, for key aspects of our business, including the provision of derivative contracts to manage risks of (a) lead cost volatility, (b) foreign currency exposures and (c) interest rate volatility. Failure of these third parties to meet their contractual, regulatory and other obligations to the Company, or the development of factors that materially disrupt our relationships with these third parties, could expose us to the risks of business disruption, higher lead costs, unfavorable foreign currency rates and higher expenses, which could have a material adverse effect on our business.

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

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at their current or former properties or at properties at which they have disposed of hazardous substances. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties that was caused by former owners. Soil and groundwater contamination has occurred at some of our current and former properties and may occur or be discovered at other properties in the future. We are currently investigating and monitoring soil and groundwater contamination at several of our properties, in most cases as required by regulatory permitting processes. We may be required to conduct these operations at other properties in the future. In addition, we have been and in the future may be liable to contribute to the cleanup of locations owned or operated by other persons to which we or our predecessor companies have sent wastes for disposal, pursuant to federal and other environmental laws. Under these laws, the owner or operator of contaminated properties and companies that generated, disposed of or arranged for the disposal of wastes sent to a contaminated disposal facility can be held jointly and severally liable for the investigation and cleanup of such properties, regardless of fault. Additionally, our products may become subject to fees and taxes in order to fund cleanup of such properties, including those operated or used by other lead-battery industry participants.

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

We invoice our foreign sales and service transactions in local and foreign currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current exchange rates as of the balance sheet dates. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, primarily the euro, British pound, Polish zloty, Chinese renminbi, Mexican peso and Swiss franc may adversely affect our revenue, cost of goods sold and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. Approximately 50% of net sales were generated outside of the United States for the last three fiscal years.

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

We may experience difficulties implementing our new global enterprise resource planning system.
We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

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

As of March 31, 2016, we had $628.6 million of total consolidated debt (including capital lease obligations). This level of debt could:

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

During fiscal 2016, we announced the declaration of a quarterly cash dividend of $0.175 per share of common stock for quarters ended June 28, 2015, September 27, 2015, December 27, 2015 and March 31, 2016. On May 5, 2016, we announced a fiscal 2017 first quarter cash dividend of $0.175 per share of common stock. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of existing and future indebtedness and credit facilities, and other factors that the Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on our share price.

We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. We are vulnerable to attrition among our current senior management team and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations. In addition, if we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s worldwide headquarters is located in Reading, Pennsylvania. Geographic headquarters for our Americas, EMEA and Asia segments are located in Reading, Pennsylvania, Zug, Switzerland and Singapore, respectively. The Company owns approximately 80% of its manufacturing facilities and distribution centers worldwide. The following sets forth the Company’s principal owned or leased facilities by business segment:

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

Quarter Ended	High Price	Low Price	Closing Price	Dividends Declared
March 31, 2016	$58.89	$42.60	$55.72	$0.175
December 27, 2015	66.95	51.02	57.18	0.175
September 27, 2015	71.85	49.21	51.66	0.175
June 28, 2015	73.27	63.63	71.58	0.175

March 31, 2015	$66.89	$57.47	$64.24	$0.175
December 28, 2014	63.39	50.63	61.78	0.175
September 28, 2014	70.00	57.88	60.07	0.175
June 29, 2014	71.94	62.72	68.91	0.175

Holders of Record

As of May 27, 2016, there were approximately 370 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2016, we did not issue any unregistered securities.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)(2)
December 28, 2015 - January 24, 2016	961,444	$60.63	961,444	$38,600,000
January 25, 2016 - February 21, 2016	131,962	44.38	131,962	32,743,463
February 22, 2016 - March 31, 2016	113,352	47.27	113,352	27,385,432
Total	1,206,758	$57.60	1,206,758

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the Second Amended and Restated 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. This repurchase program was exhausted for fiscal 2016.

(2)
The Company's Board of Directors has authorized the Company to repurchase up to a $180 million of its common stock. On August 13, 2015, the Company prepaid $180 million, pursuant to an accelerated share repurchase (“ASR”) with a major financial institution, and received an initial delivery of 2,000,000 shares. On January 13, 2016, the ASR was settled and the Company received an additional 961,444 shares and $13.6 million in cash for the remaining amount not settled in shares. The Company repurchased a total of 2,961,444 shares under the ASR for a total cash investment of $166.4 million at an average price of $56.19. The Company also purchased an additional 245,314 shares during the fourth quarter through open market transactions for a total cash investment of $11.2 million at an average price of $45.72.

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

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group (duly updated for changes) on March 31, 2011.

Comparison Of Five Year Cumulative Total Return*
For Year Ended March 31, 2016
Among EnerSys, the NYSE Composite Index, and SIC Code 369

$200
$180
$160
$140
$120
$100
$80
$60
$40
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
EnerSys
NYSE Composite
SIC Code 369

*$100 invested on March 31, 2011 in stock or index, including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Consolidated Statements of Income:
Net sales	$2,316,249	$2,505,512	$2,474,433	$2,277,559	$2,283,369
Cost of goods sold	1,704,472	1,864,601	1,844,813	1,708,203	1,770,664
Gross profit	611,777	640,911	629,620	569,356	512,705
Operating expenses	352,767	358,381	344,421	312,324	297,806
Restructuring and other exit charges	12,978	11,436	27,326	7,164	4,988
Impairment of goodwill, indefinite-lived intangibles and fixed assets	36,252	23,946	5,179	—	—
Legal proceedings charge / (reversal of legal accrual, net of fees)	3,201	(16,233)	58,184	—	(900)
Gain on sale of facility	(3,420)	—	—	—	—
Operating earnings	209,999	263,381	194,510	249,868	210,811
Interest expense	22,343	19,644	17,105	18,719	16,484
Other (income) expense, net	5,719	(5,602)	13,658	916	3,068
Earnings before income taxes	181,937	249,339	163,747	230,233	191,259
Income tax expense	50,113	67,814	16,980	65,275	47,292
Net earnings	131,824	181,525	146,767	164,958	143,967
Net (losses) earnings attributable to noncontrolling interests	(4,326)	337	(3,561)	(1,550)	(36)
Net earnings attributable to EnerSys stockholders	$136,150	$181,188	$150,328	$166,508	$144,003
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.08	$3.97	$3.17	$3.47	$2.95
Diluted	$2.99	$3.77	$3.02	$3.42	$2.93
Weighted-average number of common shares outstanding:
Basic	44,276,713	45,606,317	47,473,690	48,022,005	48,748,205
Diluted	45,474,130	48,052,729	49,788,155	48,635,449	49,216,035

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$307,571	$194,471	$193,621	$244,400	$204,196
Net cash used in investing activities	(80,923)	(59,616)	(232,005)	(55,092)	(72,420)
Net cash (used in) provided by financing activities	(105,729)	(59,313)	21,562	(95,962)	(79,382)
Other operating data:
Capital expenditures	55,880	63,625	61,995	55,286	48,943

	As of March 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$397,307	$268,921	$240,103	$249,348	$160,490
Working capital	845,068	769,881	719,297	685,403	611,372
Total assets (1)	2,214,488	2,136,555	2,318,959	1,984,512	1,920,321
Total debt, including capital leases, excluding discount on the Convertible Notes (1)(2)	628,631	513,213	319,401	175,134	251,467
Total EnerSys stockholders’ equity	1,013,131	1,038,900	1,246,402	1,169,401	1,032,195
(1) Net of debt issuance costs
(2) Convertible Notes as defined under Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2016, 2015 and 2014, should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

We operate and manage our business in three geographic regions of the world—Americas, EMEA and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside the United States, and approximately 50% of our net sales were generated outside the United States. The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with our segment headquarters in Reading, Pennsylvania, USA;

•	EMEA, which includes Europe, the Middle East and Africa, with our segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with our segment headquarters in Singapore.

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

Current Market Conditions

Economic Climate

Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. Economic activity remains good in North America while EMEA is experiencing limited growth. Our Asia region continues to experience the fastest growth of any region in which we do business.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs and foreign currency exposures may continue to fluctuate as they have in the past several years. During the past year, on a consolidated basis, we have experienced lower commodity costs. However, our EMEA region’s commodity costs are down only slightly due to unfavorable movements in foreign exchange rates. In addition, these unfavorable movements in foreign exchange rates have led to lower revenues.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During fiscal 2016, our selling prices remained relatively flat, compared to the comparable prior year period.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $397 million of available cash and cash equivalents and undrawn committed and uncommitted credit lines of approximately $472 million at March 31, 2016 to cover short-term liquidity requirements and anticipated growth in the foreseeable future. Our $350 million senior secured revolving credit facility (as amended, the "2011 Credit Facility"), which we entered into in March 2011 was expanded in July 2014 by increasing the revolver by an additional $150 million and by adding a $150 million senior secured incremental term loan (the "Term Loan"). The 2011 Credit Facility is committed through September 2018 as long as we continue to comply with its covenants and conditions.

Current market conditions related to our liquidity and capital resources are favorable. We believe current conditions remain favorable for the Company to have continued positive cash flow from operations that, along with available cash and cash equivalents and our undrawn lines of credit, will be sufficient to fund our capital expenditures, acquisitions and other investments for growth.

In April 2015, we issued $300 million of 5.00% Senior Notes due 2023 (the “Notes”), with the net proceeds used primarily to fund the payment of principal and accreted interest outstanding on the senior 3.375% convertible notes due 2038 (the “Convertible Notes”) that were settled in July 2015. See Note 8 to the Consolidated Financial Statements for additional details.
Subsequent to the extinguishment of the Convertible Notes, other than the Notes and the 2011 Credit Facility, we have no other significant amount of long-term debt maturing in the near future.

In fiscal 2016, we repurchased $178 million of treasury stock through open market purchases and through an ASR with a major financial institution. Share repurchases had a modest positive impact on earnings per diluted share.

Our leverage increased in fiscal 2016 mainly to fund our share repurchase program. We believe that our strong capital structure and liquidity affords us access to capital for future acquisitions and additional stock repurchase opportunities and continued dividend payments.

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

During fiscal 2014, we announced additional restructuring programs to improve the efficiency of our manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consists of the transfer of motive power and a portion of reserve power battery manufacturing to our facilities in Western Europe. These actions resulted in the reduction of approximately 500 employees upon completion during fiscal 2016. Our fiscal 2015 operating results reflect substantially all of the approximately $19.0 million of expected favorable annualized pre-tax earnings impact of the fiscal 2014 programs.

During fiscal 2016 we announced restructuring programs related to improving operational efficiencies in EMEA and the Americas. These actions when completed in fiscal 2017 are expected to result in the reduction of approximately 240 employees and the closure of our Cleveland, Ohio manufacturing facility. Approximately $3.0 million pre-tax in savings have been reflected in the fiscal 2016 results.

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

The future cash flows used under the DCF method are derived from estimates of future revenues, operating income, working capital requirements and capital expenditures, which in turn reflect specific global, industry and market conditions. The discount rate developed for each of the reporting units is based on data and factors relevant to the economies in which the business operates and other risks associated with those cash flows, including the potential variability in the amount and timing of the cash flows. A terminal growth rate is applied to the final year of the projected period and reflects our estimate of stable growth to perpetuity. We then calculate the present value of the respective cash flows for each reporting unit to arrive at the fair value using the income approach and then determine the appropriate weighting between the fair value estimated using the income approach and the fair value estimated using the market approach. Finally, we compare the estimated fair value of each reporting unit to its respective carrying value in order to determine if the goodwill assigned to each reporting unit is potentially impaired. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step of the goodwill impairment test to measure the amount of impairment loss, if any. Step two of the goodwill impairment analysis measures the impairment charge by allocating the reporting unit's fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. This allocation process is performed only for the purpose of measuring the goodwill impairment, and not to adjust the carrying values of the recognized tangible assets and liabilities. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill is recorded as an impairment loss.

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

Our annual goodwill impairment test, which we performed during the fourth quarter of fiscal 2016, resulted in an impairment charge for goodwill and trademarks in our Purcell and Quallion/ABSL US reporting units, which are both part of the Americas operating segment, and a charge for goodwill and fixed assets in our South Africa joint venture, which is a part of the EMEA operating segment, as discussed in Note 5 to the Consolidated Financial Statements. The excess of fair value over carrying value for each of our other reporting units as of December 28, 2015, the annual testing date, ranged from approximately 8% to approximately 118% of carrying value. The ABSL UK and Asia reporting units have the lowest excess of fair value over carrying value at 8% and 21%, respectively. The aggregate carrying value as of March 31, 2016, of goodwill and indefinite-lived intangibles of ABSL UK and Asia were $9.5 million and $58.3 million, respectively.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in the ABSL UK reporting unit having a fair value below its carrying value of 3%. For the remaining reporting units, such hypothetical decrease would result in excess fair values over carrying values range from approximately 9% to approximately 96% of the carrying values. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or loss of a major customer, indicate that there may be a potential indicator of impairment.

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

In determining legal reserves, management considers, among other inputs:

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

Retirement Plans

We use certain economic and demographic assumptions in the calculation of the actuarial valuation of liabilities associated with our defined benefit plans. These assumptions include the discount rate, expected long-term rates of return on assets and rates of increase in compensation levels. Changes in these assumptions can result in changes to the pension expense and recorded liabilities. Management reviews these assumptions at least annually. We use independent actuaries to assist us in formulating assumptions and making estimates. These assumptions are updated periodically to reflect the actual experience and expectations on a plan-specific basis, as appropriate. During fiscal 2016, we revised our mortality assumptions to incorporate the new set of improvement tables issued by the Society of Actuaries for purposes of measuring U.S. pension and other post-retirement obligations at year-end.

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

Equity-Based Compensation

We recognize compensation cost relating to equity-based payment transactions by using a fair-value measurement method whereby all equity-based payments to employees, including grants of restricted stock units, stock options and market condition-based awards are recognized as compensation expense based on fair value at grant date over the requisite service period of the awards. We determine the fair value of restricted stock units based on the quoted market price of our common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model, which uses both historical and current market data to estimate the fair value. The fair value of market condition-based awards is estimated at the date of grant using a binomial lattice model or Monte Carlo Simulation. All models incorporate various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the awards. When estimating the requisite service period of the awards, we consider many related factors including types of awards, employee class, and historical experience. Actual results, and future changes in estimates of the requisite service period may differ substantially from our current estimates.

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

Results of Operations—Fiscal 2016 Compared to Fiscal 2015

The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2016, compared to fiscal year ended March 31, 2015:

	Fiscal 2016		Fiscal 2015		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,316.2	100.0%	$2,505.5	100.0%	$(189.3)	(7.6)%
Cost of goods sold	1,704.5	73.6	1,864.6	74.4	(160.1)	(8.6)
Gross profit	611.7	26.4	640.9	25.6	(29.2)	(4.6)
Operating expenses	352.7	15.2	358.4	14.3	(5.7)	(1.6)
Restructuring and other exit charges	12.9	0.5	11.4	0.5	1.5	13.5
Impairment of goodwill, indefinite-lived intangibles and fixed assets	36.3	1.6	23.9	1.0	12.4	51.4
Legal proceedings charge / (reversal of legal accrual, net of fees)	3.2	0.1	(16.2)	(0.7)	19.4	NM
Gain on sale of facility	(3.4)	(0.1)	—	—	(3.4)	NM
Operating earnings	210.0	9.1	263.4	10.5	(53.4)	(20.3)
Interest expense	22.3	1.0	19.7	0.8	2.6	13.7
Other (income) expense, net	5.7	0.2	(5.6)	(0.2)	11.3	NM
Earnings before income taxes	182.0	7.9	249.3	9.9	(67.3)	(27.0)
Income tax expense	50.1	2.2	67.8	2.7	(17.7)	(26.1)
Net earnings	131.9	5.7	181.5	7.2	(49.6)	(27.4)
Net (losses) earnings attributable to noncontrolling interests	(4.3)	(0.2)	0.3	—	(4.6)	NM
Net earnings attributable to EnerSys stockholders	$136.2	5.9%	$181.2	7.2%	$(45.0)	(24.9)%
 NM = not meaningful

Overview

Our sales in fiscal 2016 were $2.3 billion, an 8% decrease from prior year's sales. This was the result of a 7% decrease due to foreign currency translation impact and a 2% decrease in organic volume, partially offset by a 1% increase from acquisitions.

Gross margin percentage in fiscal 2016 increased by 80 basis points to 26.4% compared to fiscal 2015, mainly due to lower commodity costs and favorable product mix combined with the benefits of restructuring programs in EMEA, despite a small decline in organic volume and an increase in warranty costs.

A discussion of specific fiscal 2016 versus fiscal 2015 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Net sales by reportable segment were as follows:

	Fiscal 2016		Fiscal 2015		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Americas	$1,276.0	55.1%	$1,322.4	52.8%	$(46.4)	(3.5)%
EMEA	787.4	34.0	948.8	37.9	(161.4)	(17.0)
Asia	252.8	10.9	234.3	9.3	18.5	7.9
Total net sales	$2,316.2	100.0%	$2,505.5	100.0%	$(189.3)	(7.6)%

The Americas segment’s revenue decreased by $46.4 million or 3.5% in fiscal 2016, as compared to fiscal 2015, primarily due a decrease in currency translation impact and organic volume of approximately 2%, each.

The EMEA segment’s revenue decreased by $161.4 million or 17.0% in fiscal 2016, as compared to fiscal 2015, primarily due to a decrease in currency translation impact and organic volume of approximately 12% and 6%, respectively, partially offset by a 1% increase in pricing.

The Asia segment’s revenue increased by $18.5 million or 7.9% in fiscal 2016, as compared to fiscal 2015, primarily due to an increase from acquisitions and organic volume of approximately 13% and 6%, respectively, partially offset by a 10% decrease in currency translation impact and a 1% decrease due to pricing.

Net sales by product line were as follows:

	Fiscal 2016		Fiscal 2015		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$1,109.2	47.9%	$1,252.7	50.0%	$(143.5)	(11.5)%
Motive power	1,207.0	52.1	1,252.8	50.0	(45.8)	(3.7)
Total net sales	$2,316.2	100.0%	$2,505.5	100.0%	$(189.3)	(7.6)%

Sales in our reserve power product line decreased in fiscal 2016 by $143.5 million or 11.5% compared to the prior year primarily due to currency translation impact and lower organic volume of approximately 7% each, partially offset by a 2% increase from acquisitions.

Sales in our motive power product line decreased in fiscal 2016 by $45.8 million or 3.7% compared to the prior year primarily due to currency translation impact of 7%, partially offset by approximately 2% increase in organic volume and 1% increase in pricing.

Gross Profit

	Fiscal 2016		Fiscal 2015		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$611.7	26.4%	$640.9	25.6%	$(29.2)	(4.6)%

Gross profit decreased $29.2 million or 4.6% in fiscal 2016 compared to fiscal 2015. Gross profit, excluding the effect of foreign currency translation, decreased $0.9 million or 0.1% in fiscal 2016 compared to fiscal 2015. The 80 basis point improvement in the gross profit margin is primarily due to lower commodity costs and favorable product mix combined with the benefits of restructuring programs in EMEA, despite a small decline in organic volume and an increase in warranty costs.

Operating Items

	Fiscal 2016		Fiscal 2015		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$352.7	15.2%	$358.4	14.3%	$(5.7)	(1.6)%
Restructuring and other exit charges	12.9	0.5	11.4	0.5	1.5	13.5
Impairment of goodwill, indefinite-lived intangibles and fixed assets	36.3	1.6	23.9	1.0	12.4	51.4
Legal proceedings charge / (reversal of legal accrual, net of fees)	3.2	0.1	(16.2)	(0.7)	19.4	NM
Gain on sale of facility	(3.4)	(0.1)	—	—	(3.4)	NM
NM = not meaningful

Operating Expenses

Operating expenses decreased $5.7 million or 1.6% in fiscal 2016 from fiscal 2015. Operating expenses, excluding the effect of foreign currency translation, increased $16.1 million or 4.6% in fiscal 2016 compared to fiscal 2015. As a percentage of sales, operating expenses increased from 14.3% in fiscal 2015 to 15.2% in fiscal 2016 primarily due to lower sales coupled with higher implementation costs for a new ERP system in the Americas, higher bad debt, professional services, employee incentive and stock compensation and other payroll related expenses.

Restructuring and other exit charges

Included in fiscal 2016 operating results are restructuring and other exit charges in EMEA of $9.4 million and restructuring charges of $2.1 million and $1.4 million in Americas and Asia, respectively.

Included in fiscal 2015 operating results are restructuring and other exit charges in EMEA of $7.5 million and restructuring charges of $3.9 million in Asia.

Impairment of goodwill, indefinite-lived intangibles and fixed assets

In the fourth quarter of fiscal 2016, we conducted step one of our annual goodwill impairment test which indicated that the fair values of three of our reporting units - Purcell and Quallion/ABSL US in the Americas operating segment and our South Africa joint venture in the EMEA operating segment, were less than their respective carrying value, requiring us to perform step two of the goodwill impairment analysis.

Based on our analysis, the implied fair value of goodwill was lower than the carrying value of the goodwill for the Purcell and Quallion/ABSL US reporting units in the Americas operating segment and our joint venture in South Africa in the EMEA operating segment. We recorded a non-cash charge of $31.5 million related to goodwill impairment in the Americas and the EMEA operating segments. In addition, we recorded non-cash charges of $3.4 million related to impairment of indefinite-lived trademarks in the Americas and $1.4 million related to fixed assets in the EMEA operating segment. The combined charges resulted in a tax benefit of $4.2 million, for a net charge of $32.1 million.

The key factors contributing to the impairments in both fiscal years were that the reporting units in the Americas were recent acquisitions that have not performed to management's expectations. In the case of Purcell, the impairment was the result of lower estimated projected revenue and profitability in the near term caused by reduced level of capital spending by major customers in the telecommunications industry. In the case of Quallion/ABSL US, the impairment was the result of lower estimated projected revenue and profitability in the near term caused by delays, both in introducing new products and in programs serving the aerospace and defense markets. In the case of the South Africa joint venture, declining business conditions in South Africa resulted in negative cash flows.

Legal proceedings charge / (reversal of legal accrual, net of fees)

Certain of our European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. We are responding to inquiries related to these matters. We settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $2.0 million, which we paid in March 2016 and as of March 31, 2016, we had a reserve balance of $2.0 million in connection with these remaining investigations and other related legal charges. For the Dutch and German regulatory proceedings, we do not believe that such an estimate can be made at this time given the early stages of these proceedings. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations, remains uncertain. Accordingly, our estimate may change from time to time, and actual losses could vary.

Included in our fiscal 2016 results is the reversal of a $0.8 million legal accrual in Americas, relating to legal fees, subsequent to the final settlement of the Altergy matter.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2016		Fiscal 2015		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Americas	$182.7	14.3%	$162.8	12.3%	$19.9	12.3%
EMEA	75.6	9.6	109.8	11.6	(34.2)	(31.1)
Asia	0.7	0.2	9.9	4.2	(9.2)	(94.3)
Subtotal	259.0	11.2	282.5	11.3	(23.5)	(8.3)
Restructuring charges - Americas	(2.1)	(0.2)	—	—	(2.1)	NM
Restructuring and other exit charges - EMEA	(9.4)	(1.2)	(7.5)	(0.8)	(1.9)	25.6
Restructuring charges - Asia	(1.4)	(0.6)	(3.9)	(1.7)	2.5	(63.3)
Impairment of goodwill and indefinite-lived intangibles - Americas	(33.0)	(2.6)	(23.1)	(1.8)	(9.9)	42.3
Impairment of goodwill and fixed assets - EMEA	(3.3)	(0.4)	(0.8)	(0.1)	(2.5)	NM
Reversal of legal accrual, net of fees - Americas	0.8	0.1	16.2	1.2	(15.4)	(95.1)
Legal proceedings charge - EMEA	(4.0)	(0.5)	—	—	(4.0)	NM
Gain on sale of facility - Asia	3.4	1.4	—	—	3.4	NM
Total	$210.0	9.1%	$263.4	10.5%	$(53.4)	(20.3)%
  NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Fiscal 2016 operating earnings of $210.0 million were $53.4 million lower than in fiscal 2015 and were 9.1% of sales. Fiscal 2016 operating earnings included $49.0 million in restructuring, impairment charges and legal proceedings accrual, net of reversals and a gain on sale of facility, compared to $19.1 million in fiscal 2015. Without these net charges, operating earnings were $259.0 million or 11.2% of sales in fiscal 2016 compared to $282.5 million or 11.3% of sales in fiscal 2015, which reflects a relatively stable environment for revenues, pricing and commodity costs between the two fiscal years.

The Americas segment’s operating earnings, excluding the highlighted items discussed above, increased $19.9 million or 12.3% in fiscal 2016 compared to fiscal 2015, with the operating margin increasing 200 basis points to 14.3%. This increase of operating margin in our Americas segment is primarily due to improved product mix and pricing, lower commodity costs, partially offset by higher implementation costs relating to a new ERP system.

The EMEA segment’s operating earnings, excluding the highlighted items discussed above, decreased $34.2 million or 31.1% in fiscal 2016 compared to fiscal 2015, with the operating margin decreasing 200 basis points to 9.6%. This decrease primarily reflects foreign currency headwinds and lower reserve power product sales, particularly in the emerging markets.

Operating earnings in Asia, excluding the highlighted items discussed above, decreased $9.2 million or 94.3% in fiscal 2016 compared to fiscal 2015, with the operating margin decreasing by 400 basis points to 0.2% primarily due to lower operating results of our subsidiary in India, foreign currency headwinds and reduced telecom sales.

Interest Expense

	Fiscal 2016		Fiscal 2015		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$22.3	1.0%	$19.7	0.8%	$2.6	13.7%

Interest expense of $22.3 million in fiscal 2016 (net of interest income of $1.9 million) was $2.6 million higher than the $19.7 million in fiscal 2015 (net of interest income of $1.3 million). The increase in interest expense in fiscal 2016 compared to fiscal 2015 was primarily due to higher average debt outstanding, partially offset by lower accreted interest on the Convertible Notes in fiscal 2016 compared to fiscal 2015.

Our average debt outstanding (including the average amount of the Convertible Notes discount of $0.2 million) was $626.8 million in fiscal 2016, compared to our average debt outstanding (including the average amount of the Convertible Notes discount of $5.6 million) of $422.5 million in fiscal 2015. Our average cash interest rate incurred in fiscal 2016 was 3.1% compared to 2.3% in fiscal 2015. This higher average debt outstanding is the result of our stock buy back program under which $178 million of our shares were purchased during fiscal 2016.

Included in interest expense was non-cash, accreted interest on the Convertible Notes of $1.3 million in fiscal 2016 and $8.3 million in fiscal 2015. Also included in interest expense were non-cash charges related to amortization of deferred financing fees of $1.5 million in fiscal 2016 and $1.3 million in fiscal 2015.

Other (Income) Expense, Net

	Fiscal 2016		Fiscal 2015		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$5.7	0.2%	$(5.6)	(0.2)%	$11.3	NM
NM = not meaningful

Other (income) expense, net was expense of $5.7 million in fiscal 2016 compared to income of $5.6 million in fiscal 2015. The unfavorable impact in fiscal 2016 is mainly attributable to foreign currency losses of $5.4 million in fiscal 2016 compared to foreign currency gains in fiscal 2015 of $5.0 million.

Earnings Before Income Taxes

	Fiscal 2016		Fiscal 2015		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$182.0	7.9%	$249.3	9.9%	$(67.3)	(27.0)%

As a result of the factors discussed above, fiscal 2016 earnings before income taxes were $182.0 million, a decrease of $67.3 million or 27.0% compared to fiscal 2015.

Income Tax Expense

	Fiscal 2016		Fiscal 2015		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$50.1	2.2%	$67.8	2.7%	$(17.7)	(26.1)%
Effective tax rate	27.5%		27.2%		0.3%

Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The Company’s income tax provisions consist of federal, state and foreign income taxes. The effective income tax rate was 27.5% in fiscal 2016 compared to the fiscal 2015 effective income tax rate of 27.2%. The rate increase in fiscal 2016 as compared to fiscal 2015 is primarily due to changes in the mix of earnings among tax jurisdictions. The fiscal 2016 effective income tax rate also includes an increase due to a larger non-deductible goodwill impairment charges as compared to fiscal 2015.

The fiscal 2016 foreign effective income tax rate on foreign pre-tax income of $117.7 million was 16.9% compared to foreign pre-tax income of $173.0 million and effective income tax rate of 14.8% in fiscal 2015. For both fiscal 2016 and fiscal 2015 the difference in the foreign effective tax rate versus the U.S. statutory rate of 35% is primarily attributable to lower tax rates in the foreign countries in which we operate.

Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2016 and fiscal 2015 and is taxed at approximately 7%.

Results of Operations—Fiscal 2015 Compared to Fiscal 2014

The following table presents summary consolidated statement of income data for fiscal year ended March 31, 2015, compared to fiscal year ended March 31, 2014:

	Fiscal 2015		Fiscal 2014		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,505.5	100.0%	$2,474.4	100.0%	$31.1	1.3%
Cost of goods sold	1,864.6	74.4	1,844.8	74.6	19.8	1.1
Gross profit	640.9	25.6	629.6	25.4	11.3	1.8
Operating expenses	358.4	14.3	344.4	13.9	14.0	4.1
Restructuring and other exit charges	11.4	0.5	27.4	1.1	(16.0)	(58.2)
Impairment of goodwill and indefinite-lived intangibles	23.9	1.0	5.2	0.2	18.7	NM
Legal proceedings charge (reversal of legal accrual, net of fees)	(16.2)	(0.7)	58.2	2.3	(74.4)	NM
Operating earnings	263.4	10.5	194.4	7.9	69.0	35.4
Interest expense	19.7	0.8	17.1	0.7	2.6	14.8
Other (income) expense, net	(5.6)	(0.2)	13.6	0.6	(19.2)	NM
Earnings before income taxes	249.3	9.9	163.7	6.6	85.6	52.3
Income tax expense	67.8	2.7	17.0	0.7	50.8	NM
Net earnings	181.5	7.2	146.7	5.9	34.8	23.7
Net earnings (losses) attributable to noncontrolling interests	0.3	—	(3.6)	(0.1)	3.9	NM
Net earnings attributable to EnerSys stockholders	$181.2	7.2%	$150.3	6.0%	$30.9	20.5%
NM = not meaningful

Overview

Our sales in fiscal 2015 were $2.5 billion, a 1.3% increase from prior year's sales. This was the result of a 2% increase in organic volume and a 3% increase from acquisitions partially offset by a 4% decrease due to foreign currency translation impact.

Gross margin percentage in fiscal 2015 increased by 20 basis points to 25.6% compared to fiscal 2014, mainly due to higher organic volume and favorable product mix combined with the benefits of restructuring programs in EMEA.

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

The EMEA segment’s revenue decreased by $17.3 million or 1.8% in fiscal 2015, as compared to fiscal 2014, primarily due to an 8% decrease due to currency translation impact, partially offset by an increase of 5% in organic volume and a 1% increase in pricing.

The Asia segment’s revenue decreased by $6.4 million or 2.6% in fiscal 2015, as compared to fiscal 2014, primarily due to a 14% decrease in organic volume and a 3% decrease in currency translation impact, partially offset by a 14% increase in acquisitions. The decrease in Asia's organic volume was primarily due to lower sales to a major Chinese telecommunication company under a new tender program pursuant to which we participated at a lower volume.

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

Gross profit increased $11.3 million or 1.8% in fiscal 2015 compared to fiscal 2014. Gross profit, excluding the effect of foreign currency translation, increased $30.0 million or 4.7% in fiscal 2015 compared to fiscal 2014. This increase was primarily attributed to higher organic volume and favorable mix combined with the benefits of restructuring programs in EMEA.

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

Restructuring and other exit charges

Included in fiscal 2015 operating results were restructuring and other exit charges in EMEA of $7.5 million and restructuring charges of $3.9 million in Asia.

In fiscal 2014, we recorded $27.4 million of restructuring charges, primarily for staff reductions and write-off of fixed assets and inventory in EMEA including relocating our motive power and a portion of our reserve power manufacturing from Bulgaria to our facilities in Western Europe. Included in these charges were exit charges of $5.6 million related to certain operations in Europe.

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

The Americas segment’s operating earnings, excluding the highlighted items discussed above, decreased $16.3 million or 9.1% in fiscal 2015 compared to fiscal 2014, with the operating margin decreasing 180 basis points to 12.3%. This decrease of operating margin in our Americas segment was primarily due to lower pricing for a single customer, our recent acquisition of Purcell, which had not delivered the accretion we had expected, due primarily to the delay in capital spending in their enclosure programs by a large telecommunications customer, stock-based compensation and implementation costs relating to an ERP system.

The EMEA segment’s operating earnings, excluding the highlighted items discussed above, increased $24.9 million or 29.4% in fiscal 2015 compared to fiscal 2014, with the operating margin increasing 280 basis points to 11.6%. Benefits of the restructuring programs on both production and operating expenses and better pricing and customer mix drove the improvements. This improvement in EMEA earnings primarily reflected improved market segment mix across the business, 4G expansion, and strong reserve power demand in emerging markets and shifts to our premium TPPL solutions, further amplified by the execution of our restructuring programs.

Operating earnings in Asia, excluding the highlighted items discussed above, decreased $11.3 million or 53.2% in fiscal 2015 compared to fiscal 2014, with the operating margin decreasing by 460 basis points to 4.2% primarily due to costs associated with a temporary shutdown at one of our plants in the PRC, transition to our new plant in the PRC, reduction in telecom sales in the PRC and adverse impact of currency translation in Australia and Japan.

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

Our average debt outstanding (including the average amount of the Convertible Notes discount of $5.6 million) was $422.5 million in fiscal 2015, compared to our average debt outstanding (including the average amount of the Convertible Notes discount of $13.5 million) of $236.9 million in fiscal 2014. Our average cash interest rate incurred in fiscal 2015 was 2.3% compared to 3.5% in fiscal 2014. This higher average debt outstanding was the result of our stock buy back program under which over $205 million of our shares were purchased during fiscal 2015.

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
NM = not meaningful

Other (income) expense, net was income of $5.6 million in fiscal 2015 compared to expense of $13.6 million in fiscal 2014. The favorable impact in fiscal 2015 was mainly attributable to foreign currency gains of $5.0 million in fiscal 2015 compared to foreign currency losses in fiscal 2014 of $5.8 million due mainly to the impact of a strong U.S. dollar and a weak euro on our foreign exchange exposures. Also contributing to the favorable impact in fiscal 2015 was the receipt of $2.0 million in exchange for our equity interest in Altergy pursuant to the final legal settlement with Altergy compared to the write-off of $5.0 million relating to the carrying value of our investment in Altergy and $1.5 million relating to other charges in fiscal 2014.

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
NM = not meaningful

Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The Company’s income tax provisions consist of federal, state and foreign income taxes. The effective income tax rate was 27.2% in fiscal 2015 compared to the fiscal 2014 effective income tax rate of 10.4%. The rate increase in fiscal 2015 as compared to fiscal 2014 was primarily due to the reversal of a previously recognized deferred tax valuation allowance related to one of our foreign subsidiaries of $24.9 million in fiscal 2014 and changes in the mix of earnings among tax jurisdictions, which were significantly impacted by a legal proceedings charge recorded in fiscal 2014. The fiscal 2015 effective income tax rate also includes an increase due to non-deductible goodwill impairment charges.

The fiscal 2015 foreign effective income tax rate on foreign pre-tax income of $173.0 million was 14.8%. The difference in the foreign effective tax rate versus the U.S. statutory rate of 35% was primarily attributable to lower tax rates in the foreign countries in which we operate. The fiscal 2014 foreign effective income tax rate on foreign pre-tax income of $116.0 million was a net benefit of 4.0%. The difference in the foreign effective tax rate versus the U.S. statutory rate of 35% was primarily due to a release of a valuation allowance in a European subsidiary combined with lower statutory tax rates in foreign countries. The foreign effective income tax rate of fiscal 2014 without the valuation allowance release was 17.5%, and was higher than the fiscal 2015 foreign effective income tax rate of 14.8% due to a change in mix of earnings between foreign jurisdictions.

Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2015 and fiscal 2014 and was taxed at approximately 7%.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2016, 2015 and 2014, were $397.3 million, $268.9 million and $240.1 million, respectively.

Cash provided by operating activities for fiscal 2016, 2015 and 2014, was $307.6 million, $194.5 million and $193.6 million, respectively.

During fiscal 2016, cash from operating activities was provided primarily from net earnings of $131.8 million, depreciation and amortization of $56.0 million, non-cash charges relating to write-off of goodwill and other assets of $36.3 million, stock-based compensation of $19.6 million, provision of doubtful accounts of $4.7 million, restructuring of $3.8 million and non-cash interest of $2.8 million and were partially offset by a gain of $4.3 million on sale of our facility in the PRC. Also contributing to our cash provided from operating activities was the decrease in primary working capital of $55.0 million, net of currency translation changes.

During fiscal 2015, cash from operating activities was provided primarily from net earnings of $181.5 million, depreciation and amortization of $57.0 million, non-cash charges relating to write-off of goodwill and other assets of $23.9 million, deferred taxes of $31.9 million, stock-based compensation of $25.3 million, non-cash interest and restructuring charges of $9.5 million and $3.3 million, respectively, and were partially offset by a non-cash gain of $2.0 million on disposition of our equity interest in Altergy and non-cash credits relating to the reversal of the remaining legal accrual of $16.2 million. Also partially offsetting our cash provided from operating activities was the increase in Primary Working Capital of $49.9 million, net of currency translation changes and our payment of $40.0 million towards the Altergy award, pursuant to the final legal settlement of the Altergy matter and accrued income tax expense of $15.5 million.

During fiscal 2014, cash from operating activities was provided primarily from net earnings of $146.7 million, depreciation and amortization of $54.0 million, non-cash charges relating to write-off of goodwill and other assets of $10.2 million, restructuring charges of $11.5 million, a net source of $25.6 million from non-cash interest expense and stock compensation, $90.3 million from other accrued, including the legal proceedings charge of $58.2 million, and was partially offset by cash used for the increase in Primary Working Capital of $77.0 million and deferred taxes of $49.7 million, net of currency translation changes.

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of Primary Working Capital to sales. Primary Working Capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary working capital percentage. Primary Working Capital was $593.4 million (yielding a Primary Working Capital percentage of 24.3%) at March 31, 2016 and $636.6 million (yielding a Primary Working Capital percentage of 25.3%) at March 31, 2015.
Primary Working Capital and Primary Working Capital percentages at March 31, 2016, 2015 and 2014 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital (%)
		(in millions)
2016	$490.8	$331.0	$(228.4)	$593.4	$2,445.9	24.3%
2015	518.2	337.0	(218.6)	636.6	2,519.6	25.3
2014	564.6	361.8	(259.5)	666.9	2,661.0	25.1

Cash used in investing activities for fiscal 2016, 2015 and 2014 was $80.9 million, $59.6 million and $232.0 million, respectively. Capital expenditures were $55.9 million, $63.6 million and $62.0 million in fiscal 2016, 2015 and 2014, respectively. Our current year’s capital spending focused primarily on continuous improvement to our equipment and facilities world-wide, the continuation of a new ERP system implementation for our Americas and Asia businesses and an office building expansion to our Reading, Pennsylvania offices.

During fiscal 2016, we acquired ICS Industries Pty. Ltd. (ICS), headquartered in Melbourne Australia for $34.5 million. There were no acquisitions in fiscal 2015. In fiscal 2014, our purchases of and investments in businesses were $171.5 million with three significant acquisitions comprising Purcell Systems Inc., a designer, manufacturer and marketer of thermally managed electronic equipment and battery cabinet enclosures, Quallion, LLC, a manufacturer of lithium ion cells and batteries for medical devices, defense, aviation and space, and UTS Holdings Sdn. Bhd. and its subsidiaries, a distributor of motive and reserve power battery products and services.

During fiscal 2016 financing activities used cash of $105.7 million primarily due to revolver repayments of $360.8 million, purchase of treasury stock for $178.2 million, principal payment of $172.3 million to the Convertible Notes holders, payment of cash dividends to our stockholders of $30.9 million, repayment on Term Loan of $7.5 million and debt issuance costs of $5.0 million relating to the Notes. This was partially offset by revolver borrowings of $355.8 million and the issuance of $300.0 million of the Notes. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits also resulted in a net outflow of $10.9 million. Net borrowings on short-term debt were $4.2 million.

During fiscal 2015, financing activities used cash of $59.3 million primarily due to revolver borrowings and repayments of $372.7 million and $322.7 million, respectively, and $150.0 million incremental term loan borrowing under the 2011 Credit Facility, purchase of treasury stock for $205.4 million and payment of cash dividends to our stockholders of $31.7 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $8.6 million. Net repayments on short-term debt were $11.9 million.

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

As a result of the above, cash and cash equivalents increased $128.4 million from $268.9 million at March 31, 2015 to $397.3 million at March 31, 2016.

We currently are in compliance with all covenants and conditions under our credit agreements.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $472 million at March 31, 2016 to cover short-term liquidity requirements. Our 2011 Credit Facility is committed through September 2018, as long as we continue to comply with the covenants and conditions of the credit facility agreement. Included in our available credit lines at March 31, 2016 is $328 million under our 2011 Credit Facility.

We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under our credit facilities will be sufficient to meet our liquidity needs, including normal levels of capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2016, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$612.5	$15.0	$297.5	$—	$300.0
Short-term debt	22.1	22.1	—	—	—
Interest on debt	121.4	21.5	38.6	30.0	31.3
Operating leases	69.0	20.3	27.2	15.1	6.4
Pension benefit payments and profit sharing	35.7	2.7	5.2	6.7	21.1
Restructuring	3.0	3.0	—	—	—
Lead and foreign currency forward contracts	1.5	1.5	—	—	—
Purchase commitments	15.2	15.2	—	—	—
Capital lease obligations, including interest	0.2	0.1	0.1	—	—
Total	$880.6	$101.4	$368.6	$51.8	$358.8

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the above table.

Under our 2011 Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $2.7 million as of March 31, 2016.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. Shown below are the leverage ratios at March 31, 2016 and 2015, in connection with our 2011 Credit Facility.

The total net debt as defined under our 2011 Credit Facility is $491.9 million for fiscal 2016 and is 1.5 times adjusted EBITDA (non-GAAP) as described below.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) as per our 2011 Credit Facility:

	Fiscal 2016	Fiscal 2015
	(in millions, except ratios)
Net earnings as reported	$131.9	$181.5
Add back:
Depreciation and amortization	56.0	57.0
Interest expense	22.3	19.7
Income tax expense	50.1	67.8
EBITDA (non GAAP)(1)	$260.3	$326.0
Adjustments per credit agreement definitions(2)	60.5	52.6
Adjusted EBITDA (non-GAAP) per credit agreement	$320.8	$378.6
Total net debt(3)	$491.9	$392.3
Leverage ratios:
Total net debt/adjusted EBITDA ratio(4)	1.5 X	1.0 X
Maximum ratio permitted	3.25 X	3.25 X
Consolidated interest coverage ratio(5)	16.4 X	37.5 X
Minimum ratio required	4.5 X	4.5 X

(1)
We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use it as a key measure of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our 2011 Credit Facility are based on EBITDA, subject to adjustments, which are shown above. Continued availability of credit under our 2011 Credit Facility is critical to our ability to meet our business plans. We believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding revolving credit loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing fees, which is included in interest expense.

(2)
The $60.5 million adjustment to EBITDA in fiscal 2016 primarily related to $19.6 million of non-cash stock compensation, $3.8 million of non-cash restructuring and other exit charges and $36.3 million of impairment of goodwill, indefinite-lived intangibles and fixed assets and $0.7 million of acquisition expenses. The $52.6 million adjustment to EBITDA in fiscal 2015 primarily related to $25.3 million of non-cash stock compensation, $3.3 million of non-cash restructuring and other exit charges and $23.9 million of impairment of goodwill and indefinite-lived intangibles.

(3)
Debt includes capital lease obligations and letters of credit and is net of U.S. cash and cash equivalents and a portion of European cash investments, as defined in the 2011 Credit Facility. In fiscal 2016, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and foreign cash investments of $148 million, respectively, and in fiscal 2015, $128 million, respectively.

(4)
These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our 2011 Credit Facility.

(5)
As defined in the 2011 Credit Facility, for fiscal 2016 interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $2.8 million. For fiscal 2015, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $9.5 million.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements - Summary of Significant Accounting Policies for a description of certain recently issued accounting standards that were adopted or are pending adoption that could have a significant impact on our Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Related Party Transactions

None.

Sequential Quarterly Information

Fiscal 2016 and 2015 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2016 versus fiscal 2015 analysis previously discussed.

	Fiscal 2016				Fiscal 2015
	June 28, 2015 1st Qtr.	Sep. 27, 2015 2nd Qtr.	Dec. 27, 2015 3rd Qtr.	March 31, 2016 4th Qtr.	June 29, 2014 1st Qtr.	Sep. 28, 2014 2nd Qtr.	Dec. 28, 2014 3rd Qtr.	March 31, 2015 4th Qtr.
	(in millions, except share and per share amounts)
Net sales	$562.1	$569.1	$573.6	$611.4	$634.1	$629.9	$611.6	$629.9
Cost of goods sold	411.7	414.1	427.8	450.9	471.5	467.4	454.3	471.4
Gross profit	150.4	155.0	145.8	160.5	162.6	162.5	157.3	158.5
Operating expenses	84.5	89.6	87.1	91.5	89.1	96.9	86.2	86.2
Restructuring and other exit charges	1.2	2.6	3.2	5.9	1.8	1.8	2.4	5.4
Impairment of goodwill, indefinite-lived intangibles and fixed assets	—	—	—	36.3	—	—	—	23.9
Legal proceedings charge / (reversal of legal accrual, net of fees)	—	3.2	—	—	—	(16.2)	—	—
(Gain) loss on sale of facility	(4.3)	—	—	0.9	—	—	—	—
Operating earnings	69.0	59.6	55.5	25.9	71.7	80.0	68.7	43.0
Interest expense	6.3	5.1	5.3	5.6	4.9	4.3	5.0	5.5
Other (income) expense, net	0.7	0.7	1.2	3.1	1.0	(3.4)	(0.9)	(2.3)
Earnings before income taxes	62.0	53.8	49.0	17.2	65.8	79.1	64.6	39.8
Income tax expense	14.1	14.0	10.8	11.2	16.7	22.5	15.3	13.3
Net earnings	47.9	39.8	38.2	6.0	49.1	56.6	49.3	26.5
Net (losses) earnings attributable to noncontrolling interests	(0.5)	(0.2)	(0.3)	(3.3)	(0.1)	0.3	0.1	—
Net earnings attributable to EnerSys stockholders	$48.4	$40.0	$38.5	$9.3	$49.2	$56.3	$49.2	$26.5
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.09	$0.89	$0.87	$0.21	$1.05	$1.22	$1.09	$0.60
Diluted	$1.03	$0.87	$0.86	$0.21	$0.99	$1.16	$1.04	$0.57
Weighted-average number of common shares outstanding:
Basic	44,233,915	44,944,027	44,394,925	43,533,985	46,899,303	46,133,637	45,188,942	44,203,385
Diluted	46,756,376	46,005,399	44,976,204	44,158,541	49,726,238	48,537,276	47,368,173	46,579,230

Net Sales

Quarterly net sales by segment were as follows:

	Fiscal 2016				Fiscal 2015
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by segment:
Americas	$317.0	$322.5	$306.3	$330.2	$330.9	$333.2	$314.3	$344.0
EMEA	196.7	189.4	196.8	204.5	242.0	233.3	242.3	231.2
Asia	48.4	57.2	70.5	76.7	61.2	63.4	55.0	54.7
Total	$562.1	$569.1	$573.6	$611.4	$634.1	$629.9	$611.6	$629.9
Segment net sales as % of total:
Americas	56.4%	56.7%	53.4%	54.0%	52.2%	52.9%	51.4%	54.6%
EMEA	35.0	33.3	34.3	33.4	38.1	37.0	39.6	36.7
Asia	8.6	10.0	12.3	12.6	9.7	10.1	9.0	8.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly net sales by product line were as follows:

	Fiscal 2016				Fiscal 2015
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by product line:
Reserve power	$264.3	$274.2	$272.0	$298.7	$311.4	$315.5	$307.0	$318.8
Motive power	297.8	294.9	301.6	312.7	322.7	314.4	304.6	311.1
Total	$562.1	$569.1	$573.6	$611.4	$634.1	$629.9	$611.6	$629.9
Product line net sales as % of total:
Reserve power	47.0%	48.2%	47.4%	48.9%	49.1%	50.1%	50.2%	50.6%
Motive power	53.0	51.8	52.6	51.1	50.9	49.9	49.8	49.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2016 are $1.8 million (pre-tax). Those contracts that result in an asset position at March 31, 2016 are $0.3 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $3.3 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2016	$21.6	27.4	$0.79	6%
March 31, 2015	76.1	91.6	0.83	19
March 31, 2014	86.5	89.9	0.96	19

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead would have increased our annual cost of goods sold by approximately $54 million for the fiscal year ended March 31, 2016.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products globally in the Americas, EMEA and Asia. Approximately 50% of our sales and expenses are transacted in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in U.S. dollars, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Euro, Swiss franc, British pound, Polish zloty, Chinese renminbi and Mexican peso.

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

To hedge these exposures, we have entered into forward contracts and options with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of March 31, 2016 were $29.4 million. The details of contracts outstanding as of March 31, 2016 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$11.4	$/€	1.11	5%
Sell Euros for Polish zloty	5.7	PLN/€	4.30	8
Sell Euros for British pounds	5.2	£/€	0.76	13
Sell Malaysian Ringgit for Euros	2.8	MYR/€	4.17	92
Sell Australian dollars for U.S. dollars	1.7	$/AUD	0.72	19
Sell Japanese Yen for U.S. dollars	1.7	¥/$	120.45	69
Sell Australian dollars for British Pounds	0.9	AUD/£	1.94	10
Total	$29.4

(1)	Based on the fiscal year currency requirements for the year ended March 31, 2016.

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

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, EnerSys changed the classification of deferred tax assets and liabilities as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, effective March 31, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnerSys’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 31, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of EnerSys

We have audited EnerSys’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). EnerSys’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, EnerSys maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnerSys as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2016 of EnerSys and our report dated May 31, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 31, 2016

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$397,307	$268,921
Accounts receivable, net of allowance for doubtful accounts (2016–11,393; 2015–$7,562)	490,799	518,165
Inventories, net	331,081	337,011
Prepaid and other current assets	77,052	77,572
Total current assets	1,296,239	1,201,669
Property, plant, and equipment, net	357,409	356,854
Goodwill	353,547	369,730
Other intangible assets, net	159,658	158,160
Deferred taxes	33,530	36,516
Other assets	14,105	13,626
Total assets	$2,214,488	$2,136,555
Liabilities and Equity
Current liabilities:
Short-term debt	$22,144	$19,715
Current portion of capital lease obligations	89	237
Accounts payable	228,442	218,574
Accrued expenses	200,496	193,262
Total current liabilities	451,171	431,788
Long-term debt	606,221	493,224
Capital lease obligations	177	37
Deferred taxes	46,008	77,201
Other liabilities	86,479	81,579
Total liabilities	1,190,056	1,083,829
Commitments and contingencies
Redeemable noncontrolling interests	5,997	6,956
Redeemable equity component of Convertible Notes	—	1,330
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2016 and at March 31, 2015	—	—
Common Stock, $0.01 par value, 135,000,000 shares authorized, 54,112,776 shares issued and 43,189,502 shares outstanding at March 31, 2016; 53,664,639 shares issued and 44,068,588 shares outstanding at March 31, 2015	541	537
Additional paid-in capital	452,097	525,967
Treasury stock at cost, 10,923,274 shares held as of March 31, 2016 and 9,596,051 shares held as of March 31, 2015	(439,800)	(376,005)
Retained earnings	1,097,642	997,376
Accumulated other comprehensive loss	(97,349)	(108,975)
Total EnerSys stockholders’ equity	1,013,131	1,038,900
Nonredeemable noncontrolling interests	5,304	5,540
Total equity	1,018,435	1,044,440
Total liabilities and equity	$2,214,488	$2,136,555

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2016	2015	2014
Net sales	$2,316,249	$2,505,512	$2,474,433
Cost of goods sold	1,704,472	1,864,601	1,844,813
Gross profit	611,777	640,911	629,620
Operating expenses	352,767	358,381	344,421
Restructuring and other exit charges	12,978	11,436	27,326
Impairment of goodwill, indefinite-lived intangibles and fixed assets	36,252	23,946	5,179
Legal proceedings charge / (reversal of legal accrual, net of fees)	3,201	(16,233)	58,184
Gain on sale of facility	(3,420)	—	—
Operating earnings	209,999	263,381	194,510
Interest expense	22,343	19,644	17,105
Other (income) expense, net	5,719	(5,602)	13,658
Earnings before income taxes	181,937	249,339	163,747
Income tax expense	50,113	67,814	16,980
Net earnings	131,824	181,525	146,767
Net (losses) earnings attributable to noncontrolling interests	(4,326)	337	(3,561)
Net earnings attributable to EnerSys stockholders	$136,150	$181,188	$150,328
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.08	$3.97	$3.17
Diluted	$2.99	$3.77	$3.02
Dividends per common share	$0.70	$0.70	$0.50
Weighted-average number of common shares outstanding:
Basic	44,276,713	45,606,317	47,473,690
Diluted	45,474,130	48,052,729	49,788,155

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2016	2015	2014
Net earnings	$131,824	$181,525	$146,767
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	483	2,158	(1,421)
Pension funded status adjustment, net of tax	1,858	(8,512)	(2,038)
Foreign currency translation adjustment	8,035	(171,830)	29,339
Total other comprehensive income (loss), net of tax	10,376	(178,184)	25,880
Total comprehensive income	142,200	3,341	172,647
Comprehensive loss attributable to noncontrolling interests	(5,576)	(1,027)	(4,871)
Comprehensive income attributable to EnerSys stockholders	$147,776	$4,368	$177,518

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity

(In Thousands)	Preferred Stock	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2013	$—	$529	$501,646	$(100,776)	$727,347	$40,655	$1,169,401	$5,882	$1,175,283
Stock-based compensation	—	—	16,742	—	—	—	16,742	—	16,742
Exercise of stock options (taxes paid related to net share settlement of equity awards), net	—	3	(7,873)	—	—	—	(7,870)	—	(7,870)
Tax benefit from stock options	—	—	1,612	—	—	—	1,612	—	1,612
Purchase of common stock	—	—	—	(69,867)	—	—	(69,867)	—	(69,867)
Purchase of noncontrolling interests	—	—	(2,866)	—	—	—	(2,866)	—	(2,866)
Debt conversion feature	—	—	(9,613)	—	—	—	(9,613)	—	(9,613)
Net earnings (excluding $3,536 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	150,328	—	150,328	(25)	150,303
Dividends ($0.50 per common share)	—	—	606	—	(24,287)	—	(23,681)	—	(23,681)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	—	(4,974)	—	(4,974)	—	(4,974)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $26)	—	—	—	—	—	(2,038)	(2,038)	—	(2,038)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $834)	—	—	—	—	—	(1,421)	(1,421)	—	(1,421)
Foreign currency translation adjustment (excludes ($1,340) related to redeemable noncontrolling interests)	—	—	—	—	—	30,649	30,649	30	30,679
Balance at March 31, 2014	$—	$532	$500,254	$(170,643)	$848,414	$67,845	$1,246,402	$5,887	$1,252,289
Stock-based compensation	—	—	25,259	—	—	—	25,259	—	25,259
Exercise of stock options (taxes paid related to net share settlement of equity awards), net	—	5	(12,676)	—	—	—	(12,671)	—	(12,671)
Tax benefit from stock options	—	—	4,071	—	—	—	4,071	—	4,071
Purchase of common stock	—	—	—	(205,362)	—	—	(205,362)	—	(205,362)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(119)	(119)
Debt conversion feature	—	—	8,283	—	—	—	8,283	—	8,283
Other	—	—	(3)	—	—	—	(3)	—	(3)
Net earnings (excluding $191 of earnings attributable to redeemable noncontrolling interests)	—	—	—	—	181,188	—	181,188	146	181,334
Dividends ($0.70 per common share)	—	—	779	—	(32,518)	—	(31,739)	—	(31,739)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	—	292	—	292	—	292
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $3,250)	—	—	—	—	—	(8,512)	(8,512)	—	(8,512)
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,266)	—	—	—	—	—	2,158	2,158	—	2,158
Foreign currency translation adjustment (excludes ($990) related to redeemable noncontrolling interests)	—	—	—	—	—	(170,466)	(170,466)	(374)	(170,840)
Balance at March 31, 2015	$—	$537	$525,967	$(376,005)	$997,376	$(108,975)	$1,038,900	$5,540	$1,044,440
Stock-based compensation	—	—	19,603	—	—	—	19,603	—	19,603
Exercise of stock options (taxes paid related to net share settlement of equity awards), net	—	4	(15,209)	—	—	—	(15,205)	—	(15,205)
Tax benefit from stock options	—	—	4,291	—	—	—	4,291	—	4,291
Purchase of common stock	—	—	—	(178,244)	—	—	(178,244)	—	(178,244)
Reissuance of treasury stock to Convertible Notes holders	—	—	—	114,449	—	—	114,449	—	114,449
Adjustment to equity on debt extinguishment	—	—	(84,140)	—	—	—	(84,140)	—	(84,140)
Debt conversion feature	—	—	1,330	—	—	—	1,330	—	1,330
Other	—	—	(477)	—	—	—	(477)	—	(477)
Net earnings (excluding $4,272 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	136,150	—	136,150	(54)	136,096
Dividends ($0.70 per common share)	—	—	732	—	(31,612)	—	(30,880)	—	(30,880)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	—	(4,272)	—	(4,272)	—	(4,272)
Other comprehensive income:
Pension funded status adjustment (net of tax expense of $587)	—	—	—	—	—	1,858	1,858	—	1,858
Net unrealized gain (loss) on derivative instruments (net of tax expense of $277)	—	—	—	—	—	483	483	—	483
Foreign currency translation adjustment (excludes ($1,068) related to redeemable noncontrolling interests)	—	—	—	—	—	9,285	9,285	(182)	9,103
Balance at March 31, 2016	$—	$541	$452,097	$(439,800)	$1,097,642	$(97,349)	$1,013,131	$5,304	$1,018,435
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2016	2015	2014
Cash flows from operating activities
Net earnings	$131,824	$181,525	$146,767
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,994	57,040	53,972
Non-cash restructuring charges	3,800	3,349	11,497
(Gain) on disposition of equity interest in Altergy / write - off of investment in Altergy	—	(2,000)	5,000
Impairment of goodwill, indefinite-lived intangibles and fixed assets	36,252	23,946	5,179
Derivatives not designated in hedging relationships:
Net losses (gains)	409	(972)	188
Cash proceeds (settlements)	648	654	(703)
Provision for doubtful accounts	4,749	1,125	907
Deferred income taxes	(753)	31,886	(49,748)
Reversal of legal accrual, net of fees - See Note 18	(799)	(16,233)	—
Non-cash interest expense	2,794	9,546	8,826
Stock-based compensation	19,603	25,259	16,742
Gain on sale of facility	(4,348)	—	—
(Gain) loss on disposal of fixed assets	(114)	8	(100)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	31,142	(13,250)	(70,134)
Inventory	11,667	(10,153)	8,144
Prepaid and other current assets	4,751	(18,998)	(7,669)
Other assets	(331)	701	(1,347)
Accounts payable	12,178	(26,500)	(14,979)
Accrued expenses	(4,739)	(64,147)	90,339
Other liabilities	2,844	11,685	(9,260)
Net cash provided by operating activities	307,571	194,471	193,621
Cash flows from investing activities
Capital expenditures	(55,880)	(63,625)	(61,995)
Purchase of businesses, net of cash acquired	(35,439)	—	(171,528)
Proceeds from sale of facility	9,179	—	—
Proceeds from disposition of equity interest in Altergy	—	2,000	—
Proceeds from disposal of property, plant, and equipment and other assets	1,217	2,009	1,518
Net cash used in investing activities	(80,923)	(59,616)	(232,005)
Cash flows from financing activities
Net increase (decrease) in short-term debt	4,233	(11,923)	8,458
Proceeds from revolving credit borrowings	355,800	372,700	251,900
Repayments of revolving credit borrowings	(360,800)	(322,700)	(126,900)
Proceeds from long-term debt	300,000	150,000	—
Payments of long-term debt	(7,500)	—	—
Repurchase of Convertible Notes	(172,266)	(234)	—
Deferred financing fees	(5,031)	(1,076)	(853)
Capital lease obligations and other	(127)	(260)	(404)
Option proceeds (taxes paid related to net share settlement of equity awards), net	(15,205)	(12,671)	(7,871)
Excess tax benefits from exercise of stock options and vesting of equity awards	4,291	4,071	1,612
Purchase of treasury stock	(178,244)	(205,362)	(69,867)
Dividends paid to stockholders	(30,880)	(31,739)	(23,681)
Payment of deferred purchase consideration	—	—	(4,820)
Purchase of noncontrolling interests	—	(119)	(6,012)
Net cash (used in) provided by financing activities	(105,729)	(59,313)	21,562
Effect of exchange rate changes on cash and cash equivalents	7,467	(46,724)	7,577
Net increase (decrease) in cash and cash equivalents	128,386	28,818	(9,245)
Cash and cash equivalents at beginning of year	268,921	240,103	249,348
Cash and cash equivalents at end of year	$397,307	$268,921	$240,103

See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2016
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

Foreign Currency Translation

Results of foreign operations of subsidiaries, whose functional currency is the local currency, are translated into U.S. dollars using average exchange rates during the periods. The assets and liabilities are translated into U.S. dollars using exchange rates as of the balance sheet dates. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (“AOCI”) in EnerSys’ stockholders’ equity and noncontrolling interests.

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

The goodwill impairment test involves a two-step process. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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

Market risk is the potential loss the Company and its subsidiaries may incur as a result of price changes associated with a particular financial or commodity instrument. The Company utilizes forward contracts, options, and swaps as part of its risk management strategies, to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, interest rates and/or foreign currency exchange rates. All derivatives are recognized on the balance sheet at their fair value, unless they qualify for the Normal Purchase Normal Sale exemption.

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

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2016 and 2015.

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

Lead contracts, foreign currency contracts and interest rate contracts generally use an income approach to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., London Interbank Offered Rate

—“LIBOR”) and forward foreign currency exchange rates (e.g., GBP and euro) and commodity prices (e.g., London Metals Exchange), as well as inputs that may not be observable, such as credit valuation adjustments. When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2. Over-the-counter (OTC) contracts are valued using quotes obtained from an exchange, binding and non-binding broker quotes. Furthermore, the Company obtains independent quotes from the market to validate the forward price curves. OTC contracts include forwards, swaps and options. To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.

When unobservable inputs are significant to the fair value measurement, the asset or liability is classified as Level 3. Additionally, Level 2 fair value measurements include adjustments for credit risk based on the Company’s own creditworthiness (for net liabilities) and its counterparties’ creditworthiness (for net assets). The Company assumes that observable market prices include sufficient adjustments for liquidity and modeling risks. The Company did not have any contracts that transferred between Level 2 and Level 3 as well as Level 1 and Level 2.

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

The Company has not recorded United States income or foreign withholding taxes related to undistributed earnings of foreign subsidiaries because the Company currently plans to keep these amounts indefinitely invested overseas.

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

Market condition-based awards

The Company grants two types of market condition-based awards - market share units and performance market share units.

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

The fair value of the performance market share units is estimated at the date of grant using a Monte Carlo Simulation. A participant may earn based on the total shareholder return (the "TSR") of the Company's common stock over a three-year period ranging from 0% to 200% of the number of performance market share units granted. The awards will cliff vest on the third anniversary of the grant date. The TSR is calculated by dividing the sixty or ninety calendar day average price at end of the period (as applicable) and the reinvested dividends thereon by such sixty or ninety calendar day average price at start of the period. The maximum number of awards earned is capped at 200% of the target award. Additionally, no payout will be awarded in the event that the TSR at the vesting date reflects less than a 25% return from the average price at the grant date. Performance market share units are similar to the market share units except that the targets are more difficult to achieve and may be tied to TSR as compared to a peer group.

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

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2016, 2015 and 2014, the Company had outstanding stock options, restricted stock units, market share units and performance market share units, which could potentially dilute basic earnings per share in the future. The Convertible Notes, prior to their extinguishment on July 17, 2015, had a dilutive impact on the EPS for the fiscal years of 2016, 2015 and 2014.

Segment Reporting

A segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the chief operating decision maker to assess segment performance and to make decisions about a public entity’s allocation of resources. Based on this guidance, the Company reports its segment results based upon the three geographical regions of operations.

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA,

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zug, Switzerland, and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017, with early adoption permissible one year earlier. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact, if any, of the adoption of this newly issued guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update and amortization of the costs will continue to be reported as interest expense. For public companies, this update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is to be applied retrospectively. Early adoption of this revised guidance is permitted for financial statements that have not been previously issued. The Company has elected to early adopt the revised guidance and as such debt issuance costs are now presented as a direct reduction of long-term debt on the Company’s Consolidated Balance Sheets, as further reflected in Note 8.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740).”
This update simplifies the presentation of deferred income taxes, by requiring that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments may be applied prospectively or retrospectively. The Company early adopted ASU 2015-17 on a retrospective basis, and deferred taxes previously classified as components of current assets and current liabilities were reclassified to non-current assets and non-current liabilities, respectively, as of March 31, 2015 (see Note 13).

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This update is effective for reporting periods beginning after December 15, 2018, using a modified retrospective approach, with early adoption permitted. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting(Topic 718)”. This update simplifies several aspects related to how share-based payments are accounted for and presented in the financial statements, including the accounting for forfeitures and tax-effects related to share-based payments at settlement, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

On July 23, 2015, the Company completed the acquisition of ICS Industries Pty. Ltd. (ICS), headquartered in Melbourne, Australia, for $34,496, net of cash acquired. ICS is a leading full line shelter designer and manufacturer with installation and maintenance services serving the telecommunications, utilities, datacenter, natural resources and transport industries operating in Australia and serving customers in the Asia Pacific region. The Company acquired tangible and intangible assets, in connection with the acquisition, including trademarks, technology, customer relationships, non-competition agreements and goodwill. Based on the final valuation, trademarks were valued at $1,322, technology at $1,399, customer relationships at $10,211, non-competition agreements at $142 and goodwill was recorded at $13,898. The useful lives of technology were estimated at 10 years, customer relationships were estimated at 11 years and non-competition agreements ranged from 2-5 years. Trademarks were considered to be indefinite-lived assets.

There was no tax deductible goodwill associated with this acquisition.

There were no acquisitions in fiscal 2015.

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

3. Inventories

Inventories, net consist of:

	March 31,
	2016	2015
Raw materials	$84,198	$82,954
Work-in-process	104,085	106,196
Finished goods	142,798	147,861
Total	$331,081	$337,011

Inventory reserves for obsolescence and other estimated losses, mainly relating to finished goods, were $23,570 and $20,242 at March 31, 2016 and 2015, respectively, and have been included in the net amounts shown above.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2016	2015
Land, buildings, and improvements	$249,112	$224,617
Machinery and equipment	570,394	546,513
Construction in progress	35,450	48,889
	854,956	820,019
Less accumulated depreciation	(497,547)	(463,165)
Total	$357,409	$356,854

Depreciation expense for the fiscal years ended March 31, 2016, 2015 and 2014 totaled $47,686, $49,261, and $49,463, respectively. Interest capitalized in connection with major capital expenditures amounted to $1,526, $1,989, and $1,046 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

5. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2016			2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$98,245	$(953)	$97,292	$100,546	$(953)	$99,593
Finite-lived intangible assets:
Customer relationships	65,963	(18,485)	47,478	55,482	(12,377)	43,105
Non-compete	2,856	(2,457)	399	2,680	(2,155)	525
Technology	18,494	(5,423)	13,071	17,049	(3,642)	13,407
Trademarks	2,004	(983)	1,021	2,004	(898)	1,106
Licenses	1,487	(1,090)	397	1,482	(1,058)	424
Total	$189,049	$(29,391)	$159,658	$179,243	$(21,083)	$158,160

The Company’s amortization expense related to finite-lived intangible assets was $8,308, $7,779, and $4,279, for the years ended March 31, 2016, 2015 and 2014, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2016, is $8,253 in 2017, $8,000 in 2018, $7,953 in 2019, $7,803 in 2020 and $7,563 in 2021.

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Fiscal year ended March 31, 2016
	Americas	EMEA	Asia	Total
Balance at beginning of year	$190,321	$146,962	$32,447	$369,730
Goodwill acquired during the year	497	—	13,898	14,395
Goodwill impairment charge	(29,578)	(1,833)	—	(31,411)
Reclassification of reporting unit	6,712	(6,712)	—	—
Foreign currency translation adjustment	(1,755)	2,975	(387)	833
Balance at end of year	$166,197	$141,392	$45,958	$353,547

	Fiscal year ended March 31, 2015
	Americas	EMEA	Asia	Total
Balance at beginning of year	$215,630	$177,586	$32,840	$426,056
Adjustments related to the finalization of purchase accounting for fiscal 2014 acquisitions	(3,256)	—	1,542	(1,714)
Goodwill impairment charge	(19,621)	(750)	—	(20,371)
Foreign currency translation adjustment	(2,432)	(29,874)	(1,935)	(34,241)
Balance at end of year	$190,321	$146,962	$32,447	$369,730

A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

	March 31, 2016
	Americas	EMEA	Asia	Total
Gross carrying value	$215,396	$143,975	$51,137	$410,508
Accumulated goodwill impairment charges	(49,199)	(2,583)	(5,179)	(56,961)
Net book value	$166,197	$141,392	$45,958	$353,547

	March 31, 2015
	Americas	EMEA	Asia	Total
Gross carrying value	$209,942	$147,712	$37,626	$395,280
Accumulated goodwill impairment charges	(19,621)	(750)	(5,179)	(25,550)
Net book value	$190,321	$146,962	$32,447	$369,730

Impairment of goodwill, indefinite-lived intangibles and fixed assets

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

In the fourth quarter of fiscal 2016, the Company conducted step one of the annual goodwill impairment test which indicated that the fair values of three of its reporting units - Purcell and Quallion/ABSL US in the Americas and it's South Africa joint venture in the EMEA operating segment - were less than their respective carrying values, requiring the Company to perform step two of the goodwill impairment analysis.

Based on the aforementioned analysis, the implied fair value of goodwill was lower than the carrying value of the goodwill for the Purcell and Quallion/ABSL US reporting units in the Americas operating segment and the South Africa joint venture in the EMEA operating segment.

The Company recorded a non-cash charge of $31,411 related to goodwill impairment in the Americas and EMEA operating segment, $3,420 related to impairment of indefinite-lived trademarks in the Americas and $1,421 related to impairment of fixed assets in the EMEA operating segment for an aggregate charge of $36,252 under the caption "Impairment of goodwill, indefinite-lived intangibles and fixed assets" in the Consolidated Statements of Income.

The key factors contributing to the impairments in both fiscal years were that the reporting units in the Americas were recent acquisitions that have not performed to management's expectations. In the case of Purcell, the impairment was the result of lower estimated projected revenue and profitability in the near term caused by reduced levels of capital spending by major customers in the telecommunications industry. In the case of Quallion/ABSL US, the impairment was the result of lower estimated projected revenue and profitability in the near term caused by delays, both in introducing new products and in programs serving the aerospace and defense markets. In the case of the South Africa joint venture, declining business conditions in South Africa resulted in negative cash flows.

In fiscal 2015, as a result of failing step one of the annual goodwill impairment test, the Company performed step two of the goodwill impairment analysis and thereby recorded a non-cash charge of $20,371 related to goodwill impairment in the Americas and EMEA operating segments and $3,575 related to impairment of indefinite-lived trademarks in the Americas.

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

The Company estimated tax-deductible goodwill to be approximately $20,766 and $24,446 as of March 31, 2016 and 2015, respectively.

6. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2016	2015
Prepaid non-income taxes	$19,289	$19,231
Prepaid income taxes	35,294	30,577
Non-trade receivables	2,876	4,050
Other	19,593	23,714
Total	$77,052	$77,572

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2016	2015
Payroll and benefits	$48,470	$47,323
Accrued selling expenses	32,759	31,269
Income taxes payable	17,345	17,721
Warranty	20,198	18,285
Freight	13,791	14,315
VAT and other non-income taxes	4,302	8,657
Deferred income	9,840	12,188
Restructuring	2,989	3,820
Interest	6,297	1,970
Pension	1,321	1,226
Other	43,184	36,488
Total	$200,496	$193,262

8. Debt

Summary of Long-Term Debt

The following summarizes the Company’s long-term debt:

	As of March 31,
	2016		2015
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$4,370	$—	$—
2011 Credit Facility, due 2018	312,500	1,909	325,000	2,615
3.375% Convertible Notes, net of discount, due 2038	—	—	170,936	97
	$612,500	$6,279	$495,936	$2,712
Less: Unamortized issuance costs	6,279		2,712
Less: Current portion	—		—
Long-term debt, net of unamortized issuance costs	$606,221		$493,224
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

5.00% Senior Notes

On April 23, 2015, the Company issued $300,000 in aggregate principal amount of 5.00% Senior Notes due 2023 (the “Notes”). The Notes bear interest at a rate of 5.00% per annum accruing from April 23, 2015. Interest is payable semiannually in arrears on April 30 and October 30 of each year, commencing on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by each of its subsidiaries that are guarantors under the 2011 Credit Facility (the "Guarantors"). The Guarantees are unsecured and unsubordinated obligations of the Guarantors. The net proceeds from the sale of the Notes were used primarily to repay and retire in full the principal amount of the Company’s senior 3.375% convertible notes (the “Convertible Notes”), as discussed below, as well as, fund the accelerated share repurchase program discussed in Note 15.

2011 Senior Secured Credit Facility

The Company is party to a $350,000 senior secured revolving credit facility (as amended, the "2011 Credit Facility"), as well as, an Incremental Commitment Agreement pursuant to which certain banks agreed to provide incremental term loan commitments of $150,000 and incremental revolving commitments of $150,000. Pursuant to these changes, the 2011 Credit Facility is now comprised of a $500,000 senior secured revolving credit facility and a $150,000 senior secured incremental term loan (the "Term Loan") that matures on September 30, 2018. The Term Loan is payable in quarterly installments of $1,875 beginning June 30, 2015 and $3,750 beginning June 30, 2016 with a final payment of $108,750 on September 30, 2018. The 2011 Credit Facility may be increased by an aggregate amount of $300,000 in revolving commitments and/or one or more new tranches of term loans, under certain conditions. Both revolving loans and the Term Loan under the 2011 Credit Facility will bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus between 1.25% and 1.75% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which is the highest of (a) the Bank of America prime rate, and (b) the Federal Funds Effective Rate) plus between 0.25% and 0.75% (based on the Company’s consolidated net leverage ratio). Obligations under the 2011 Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the credit facility, and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States companies.

There are no prepayment penalties on loans under the 2011 Credit Facility. The Company had $170,000 revolver borrowings and $142,500 Term Loan borrowings outstanding under its 2011 Credit Facility as of March 31, 2016.

The current portion of the Term Loan of $15,000 is classified as long-term debt as the Company expects to refinance the quarterly payments with revolver borrowings under its 2011 Credit Facility.

Senior Unsecured 3.375% Convertible Notes

The Company's 3.375% Convertible Notes, with an original face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On March 31, 2015, the Company’s stock price closed at $64.24 per share. On May 7, 2015, the Company filed a notice of redemption for all of the Convertible Notes with a redemption date of June 8, 2015 at a price equal to $1,000.66 per $1,000 original principal amount of Convertible Notes, which is equal to 100% of the accreted principal amount of the Convertible Notes being repurchased plus accrued and unpaid interest. Holders were permitted to convert their Convertible Notes at their option on or before June 5, 2015.

Ninety-nine percent of the Convertible Notes holders exercised their conversion rights on or before June 5, 2015, pursuant to which, on July 17, 2015, the Company paid $172,388, in aggregate, towards the principal balance including accreted interest, cash equivalent of fractional shares issued towards conversion premium and settled the conversion premium by issuing, in the aggregate, 1,889,431 shares of the Company's common stock from its treasury shares, thereby resulting in the extinguishment of all of the Convertible Notes as of that date. There was no impact to the income statement from the extinguishment as the fair value of the total settlement consideration transferred and allocated to the liability component approximated the carrying value of the Convertible Notes. The remaining consideration allocated to the equity component resulted in an adjustment to equity of $84,140.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our Convertible Notes as of March 31, 2016 and 2015, respectively:

	March 31,
	2016	2015
Principal	$—	$172,266
Unamortized discount	—	(1,330)
Net carrying amount	$—	$170,936

The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,330, $8,283 and $7,614, respectively, for the fiscal years ended March 31, 2016, 2015 and 2014.

The Company paid $15,176, $10,088 and $8,490, net of interest received, for interest during the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

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

Short-Term Debt

As of March 31, 2016 and 2015, the Company had $22,144 and $19,715, respectively, of short-term borrowings from banks. The weighted-average interest rates on these borrowings were approximately 8% and 10% for fiscal years ended March 31, 2016 and 2015, respectively.

Letters of Credit

As of March 31, 2016 and 2015, the Company had $2,693 and $3,862, respectively, of standby letters of credit.

Deferred Financing Fees

In connection with the issuance of the Notes, the Company incurred $5,031 in debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $1,464, $1,263, and $1,141 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. Debt issuance costs, net of accumulated amortization, totaled $6,279 and $2,712 as of March 31, 2016 and 2015, respectively.

Available Lines of Credit

As of March 31, 2016 and 2015, the Company had available and undrawn, under all its lines of credit, $472,187 and $464,733, respectively, including $144,112 and $141,533, respectively, of uncommitted lines of credit as of March 31, 2016 and March 31, 2015.

9. Leases

The Company’s future minimum lease payments under operating leases that have noncancelable terms in excess of one year as of March 31, 2016 are as follows:

Operating Leases
2017	$20,291
2018	16,014
2019	11,160
2020	8,750
2021	6,387
Thereafter	6,447
Total minimum lease payments	$69,049

Rental expense was $34,590, $35,974, and $34,923 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

10. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2016	2015
Pension	$41,309	$42,144
Warranty	28,224	21,525
Deferred income	6,007	6,564
Liability for uncertain tax benefits	2,176	3,796
Other	8,763	7,550
Total	$86,479	$81,579

11. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2016 and March 31, 2015 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2016	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(499)	$—	$(499)	$—
Foreign currency forward contracts	(988)	—	(988)	—
Total derivatives	$(1,487)	$—	$(1,487)	$—

	Total Fair Value Measurement March 31, 2015	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(341)	$—	$(341)	$—
Foreign currency forward contracts	4,155	—	4,155	—
Total derivatives	$3,814	$—	$3,814	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 as described in Note 1, Summary of Significant Accounting Policies.

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

The Company's 5.00% Senior Notes due 2023, with an original face value of $300,000, were issued in April 2015. The fair values of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 96% of face value on March 31, 2016.

The Company's 3.375% Convertible Notes, with an original face value of $172,500, were issued when the Company’s stock price was trading at $30.19 per share. On March 31, 2015, the Company’s stock price closed at $64.24 per share. On July 17, 2015, the Company paid $172,388, in aggregate, towards the principal balance including accreted interest, cash equivalent of fractional shares issued towards conversion premium and settled the conversion premium by issuing, in the aggregate, 1,889,431 shares of the Company's common stock from its treasury shares, thereby resulting in the extinguishment of all of the Convertible Notes as of that date. The fair value of the Convertible Notes as of March 31, 2015, which were trading at 161% as of that date, represented the trading values based upon quoted market prices at and were classified as Level 2.

The carrying amounts and estimated fair values of the Company’s derivatives, the Notes and Convertible Notes (as defined in Note 8) at March 31, 2016 and 2015 were as follows:

	March 31, 2016		March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives(1)	$—	$—	$4,155	$4,155
Financial liabilities:
Notes (2)	300,000	288,000	—	—
Convertible Notes (2) (3)	—	—	170,936	277,348
Derivatives(1)	$1,487	$1,487	$341	$341

(1)	Represents lead and foreign currency forward contracts (see Note 12 for asset and liability positions of the lead and foreign currency forward contracts at March 31, 2016 and March 31, 2015).

(2)	The fair value amount of the Notes at March 31, 2016 and the Convertible Notes at March 31, 2015 represents the trading value of the instruments.

(3)	The carrying amount of the Convertible Notes at March 31, 2015 represents the $172,266 principal balance, less the unamortized debt discount (see Note 8 for further details).

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

The inputs used to measure the fair value of other intangible assets were largely unobservable and accordingly were also classified as Level 3. The fair value of trademarks, is based on the royalties saved that would have been paid to a third party had the Company not owned the trademark. For fiscal 2016, the Company used royalty rates ranging between 0.5%-2.5% based on comparable market rates, and used discount rates ranging between 16.0%-24.0%. For fiscal 2015, the Company used royalty rates ranging between 1.0%-2.5% based on comparable market rates, and used discount rates ranging between 19.0%-23.5%.
The fair value of other indefinite-lived intangibles was estimated using the income approach, based on cash flow projections of revenue growth rates, taking into consideration industry and market conditions.

In connection with the annual impairment testing conducted as of December 28, 2015 for fiscal 2016, indefinite-lived trademarks associated with Purcell and Quallion/ABSL US were recorded at fair value on a nonrecurring basis at $10,000 and $990, respectively, and the remeasurement resulted in an aggregate impairment charge of $3,420.

In connection with the annual impairment testing conducted as of December 29, 2014 for fiscal 2015, indefinite-lived trademarks associated with Purcell and Quallion/ABSL US were recorded at fair value on a nonrecurring basis at $13,300 and $1,070, respectively, and the remeasurement resulted in an aggregate impairment charge of $3,575.

These charges are included under the caption "Impairment of goodwill, indefinite-lived intangibles and fixed assets" in the Consolidated Statements of Income.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at March 31, 2016 and 2015 were 27.4 million pounds and 91.6 million pounds, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2016 and 2015, the Company had entered into a total of $18,206 and $75,878, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $601 of net pretax gain relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Statement of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2016 and 2015, the notional amount of these contracts was $11,156 and $26,246, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2016 and 2015

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Prepaid and other current assets
Foreign currency forward contracts	$—	$3,735	$—	$420
Total assets	$—	$3,735	$—	$420
Accrued expenses
Lead hedge forward contracts	$499	$341	$—	$—
Foreign currency forward contracts	350	—	638	—
Total liabilities	$849	$341	$638	$—

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2016

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge forward contracts	$(3,361)	Cost of goods sold	$(11,085)
Foreign currency forward contracts	(3,023)	Cost of goods sold	3,941
Total	$(6,384)		$(7,144)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(409)
Total		$(409)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge forward contracts	$(7,743)	Cost of goods sold	$(4,347)
Foreign currency forward contracts	8,206	Cost of goods sold	1,386
Total	$463		$(2,961)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$972
Total		$972

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2014

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead hedge forward contracts	$(1,562)	Cost of goods sold	$718
Foreign currency forward contracts	(682)	Cost of goods sold	(707)
Total	$(2,244)		$11

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(188)
Total		$(188)

13. Income Taxes

Income tax expense is composed of the following:

	Fiscal year ended March 31,
	2016	2015	2014
Current:
Federal	$29,082	$12,299	$41,256
State	4,750	3,044	2,845
Foreign	17,034	20,585	22,627
Total current	50,866	35,928	66,728
Deferred:
Federal	(3,706)	25,113	(18,410)
State	124	1,771	(4,088)
Foreign	2,829	5,002	(27,250)
Total deferred	(753)	31,886	(49,748)
Income tax expense	$50,113	$67,814	$16,980

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2016	2015	2014
United States	$64,235	$76,327	$47,753
Foreign	117,702	173,012	115,994
Earnings before income taxes	$181,937	$249,339	$163,747

Income taxes paid by the Company for the fiscal years ended March 31, 2016, 2015 and 2014 were $44,625, $42,404 and $76,644, respectively.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2016	2015
Deferred tax assets:
Accounts receivable	$1,450	$907
Inventories	6,596	5,855
Net operating loss carryforwards	50,094	46,069
Accrued expenses	25,436	28,830
Other assets	22,551	21,279
Gross deferred tax assets	106,127	102,940
Less valuation allowance	(25,416)	(20,063)
Total deferred tax assets	80,711	82,877
Deferred tax liabilities:
Property, plant and equipment	25,302	23,851
Other intangible assets	65,879	65,432
Convertible Notes	—	30,012
Other liabilities	2,008	4,267
Total deferred tax liabilities	93,189	123,562
Net deferred tax liabilities	$(12,478)	$(40,685)

As described in Note 1, the Company early adopted ASU 2015-17 on a retrospective basis effective March 31, 2016. As a result, the Company reclassified $31,749 and $1,583 of deferred tax assets and liabilities, respectively, from current deferred taxes resulting in non-current net deferred tax assets and liabilities of $36,516 and $77,201, respectively in the Consolidated Balance Sheet as of March 31, 2015.

The Company has approximately $1,977 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, with expirations between 2023 and 2027. The Company has approximately $159,088 of foreign net operating loss carryforwards, of which $120,353 may be carried forward indefinitely and $38,735 expire between 2019 and 2024. In addition, the Company also had approximately $38,142 of state net operating loss carryforwards with expirations between 2017 and 2036.

As of March 31, 2016 and 2015, the federal valuation allowance was $1,050. As of March 31, 2016 and 2015, the valuation allowance associated with the state tax jurisdictions was $656 and $608, respectively. As of March 31, 2016 and 2015, the valuation allowance associated with certain foreign tax jurisdictions was $23,710 and $18,404, respectively. The change includes an increase of $6,262 to tax expense primarily related to net operating loss carryforwards generated in the current year that the Company believes are not more likely than not to be realized, and a decrease of $956 primarily related to currency fluctuations.

A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31,
	2016	2015	2014
United States statutory income tax expense (at 35%)	$63,678	$87,269	$57,311
Increase (decrease) resulting from:
State income taxes, net of federal effect	3,282	3,206	(647)
Nondeductible expenses, domestic manufacturing deduction and other	(3,796)	8,666	5,124
Goodwill impairment	6,475	5,194	1,760
Effect of foreign operations	(25,788)	(38,313)	(26,037)
Valuation allowance	6,262	1,792	(20,531)
Income tax expense	$50,113	$67,814	$16,980

The effective income tax rates for the fiscal years ended March 31, 2016, 2015 and 2014 were 27.5%, 27.2% and 10.4%, respectively. The effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The fiscal 2016 foreign effective income tax rate on foreign pre-tax income of $117,702 was 16.9%. The fiscal 2015 foreign effective income tax rate on foreign pre-tax income of $173,012 was 14.8%. The fiscal 2014 foreign effective income tax rate on foreign pre-tax income of $115,994 was (4.0)%.

Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for the fiscal years ended March 31, 2016, 2015 and 2014 and is taxed at approximately 7%.

At March 31, 2016, the Company has not recorded United States income or foreign withholding taxes on approximately $878,225 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts indefinitely invested overseas. It is not practical to calculate the income tax expense that would result upon repatriation of these earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

March 31, 2013	$16,485
Increases related to current year tax positions	207
Increases related to prior year tax positions	2,877
Decreases related to prior tax positions due to foreign currency translation	(68)
Decreases related to prior year tax positions	(14,835)
Lapse of statute of limitations	(923)
March 31, 2014	3,743
Increases related to current year tax positions	3,241
Increases related to prior year tax positions	9
Decreases related to prior tax positions due to foreign currency translation	(85)
Decreases related to prior year tax positions settled	(2,695)
Lapse of statute of limitations	(101)
March 31, 2015	4,112
Increases related to current year tax positions	422
Increases related to prior year tax positions	470
Decreases related to prior tax positions due to foreign currency translation	—
Decreases related to prior year tax positions	(2,315)
Lapse of statute of limitations	(314)
March 31, 2016	$2,375

All of the balance of unrecognized tax benefits at March 31, 2016, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

While the net effect on total unrecognized tax benefits cannot be reasonably estimated, approximately $178 is expected to reverse in fiscal 2017 due to expiration of various statute of limitations.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2016 and 2015, the Company had an accrual of $310 and $170, respectively, for interest and penalties.

14. Retirement Plans

Defined Benefit Plans

The Company provides retirement benefits to substantially all eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2016, 2015 and 2014, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2016	2015	2014	2016	2015	2014
Service cost	$482	$400	$348	$820	$767	$829
Interest cost	682	673	619	1,904	2,546	2,412
Expected return on plan assets	(855)	(889)	(796)	(2,247)	(2,248)	(2,134)
Amortization and deferral	481	319	479	1,249	688	56
Curtailment loss	313	—	—	—	—	—
Net periodic benefit cost	$1,103	$503	$650	$1,726	$1,753	$1,163

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2016	2015	2016	2015
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$18,059	$15,290	$72,091	$69,227
Service cost	482	400	820	767
Interest cost	682	673	1,904	2,546
Plan amendments	—	—	—	—
Benefits paid, inclusive of plan expenses	(912)	(770)	(1,944)	(1,904)
Plan curtailments and settlements	(120)	—	—	(54)
Actuarial (gains) losses	(542)	2,466	(4,144)	14,198
Foreign currency translation adjustment	—	—	407	(12,689)
Benefit obligation at the end of the period	$17,649	$18,059	$69,134	$72,091

Change in plan assets
Fair value of plan assets at the beginning of the period	$12,379	$11,309	$34,401	$33,706
Actual return on plan assets	(124)	1,051	(591)	4,918
Employer contributions	496	789	1,504	1,890
Benefits paid, inclusive of plan expenses	(912)	(770)	(1,944)	(1,904)
Plan curtailments and settlements	—	—	—	(54)
Foreign currency translation adjustment	—	—	(1,056)	(4,155)
Fair value of plan assets at the end of the period	$11,839	$12,379	$32,314	$34,401
Funded status deficit	$(5,810)	$(5,680)	$(36,820)	$(37,690)

	March 31,
	2016	2015
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued expenses	$(1,321)	$(1,226)
Other liabilities	(41,309)	(42,144)
	$(42,630)	$(43,370)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2016, 2015 and 2014:

	Fiscal year ended March 31,
	2016	2015	2014
Amounts recorded in AOCI before taxes:
Prior service cost	$(445)	$(800)	$(1,036)
Net loss	(26,628)	(28,734)	(19,239)
Net amount recognized	$(27,073)	$(29,534)	$(20,275)

	Fiscal year ended March 31,
	2016	2015	2014
Changes in plan assets and benefit obligations:
New prior service cost	$—	$—	$255
Net loss arising during the year	(988)	13,831	2,262
Effect of exchange rates on amounts included in AOCI	142	(3,565)	920
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(382)	(101)	(81)
Amortization or settlement recognition of net loss	(1,661)	(906)	(694)
Total recognized in other comprehensive income	$(2,889)	$9,259	$2,662

The amounts included in AOCI as of March 31, 2016 that are expected to be recognized as components of net periodic pension cost during the next twelve months are as follows:

Prior service cost	$(44)
Net loss	(1,560)
Net amount expected to be recognized	$(1,604)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2016	2015	2016	2015
All defined benefit plans:
Accumulated benefit obligation	$17,649	$18,059	$65,732	$68,272
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$30,272	$28,984
Accumulated benefit obligation	—	—	28,875	27,768
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$17,649	$18,059	$69,134	$72,091
Fair value of plan assets	11,839	12,379	32,314	34,401
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$17,649	$18,059	$69,134	$72,091
Accumulated benefit obligation	17,649	18,059	65,732	68,272
Fair value of plan assets	11,839	12,379	32,314	34,401

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the U.S. and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2016	2015	2014	2016	2015	2014
Discount rate	3.8%	4.5%	4.0%	1.25-3.4%	3.0-4.6%	2.5-4.4%
Expected return on plan assets	7.0	7.8	7.8	3.2-6.5	4.4-7.0	4.0-7.0
Rate of compensation increase	N/A	N/A	N/A	1.5-3.75	2.0-4.0	2.0-4.0

Significant assumptions used to determine the projected benefit obligations for the U.S. and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2016	2015	2016	2015
Discount rate	3.9%	3.8%	1.8-3.7%	1.25-3.4%
Expected return on plan assets	7.0	7.0	3.3-6.5	3.2-6.5
Rate of compensation increase	N/A	N/A	1.5-4.0	1.5-3.75

N/A = not applicable

The United States plans do not include compensation in the formula for determining the pension benefit as it is based solely on years of service.

The expected long-term rate of return for the Company’s pension plan assets is based upon the target asset allocation and is determined using forward looking assumptions in the context of historical returns and volatilities for each asset class, as well as, correlations among asset classes. The Company evaluates the rate of return assumptions for each of its plans on an annual basis.

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

The following table represents our pension plan investments measured at fair value as of March 31, 2016 and 2015 and the basis for that measurement:

	March 31, 2016
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$928	$928	$—	$—	$—	$—	$—	$—
Equity securities
US(a)	7,324	7,324	—	—	—	—	—	—
International(b)	1,015	1,015	—	—	21,439	—	21,439	—
Fixed income(c)	2,572	2,572	—	—	10,875	—	10,875	—
Total	$11,839	$11,839	$—	$—	$32,314	$—	$32,314	$—

	March 31, 2015
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,248	$1,248	$—	$—	$—	$—	$—	$—
Equity securities
US(a)	7,282	7,282	—	—	3,431	3,431	—	—
International(b)	1,075	1,075	—	—	18,646	18,646	—	—
Fixed income(c)	2,774	2,774	—	—	12,324	12,324	—	—
Total	$12,379	$12,379	$—	$—	$34,401	$34,401	$—	$—

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

(c)	Fixed income consists primarily of investment grade bonds from diversified industries.

The Company expects to make cash contributions of approximately $2,145 to its pension plans in fiscal 2017.

Estimated future benefit payments under the Company’s pension plans are as follows:

Pension Benefits
2017	$2,703
2018	2,481
2019	2,751
2020	3,157
2021	3,526
Years 2022-2026	21,036

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. Eligible employees can contribute a portion of their pre-tax and/or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2016, 2015 and 2014 were $6,730, $7,174 and $6,311, respectively.

15. Stockholders’ Equity and Noncontrolling Interests

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2016 and 2015, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.
The following demonstrates the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2014, 2015 and 2016, respectively:

Shares outstanding as of March 31, 2013	47,840,204
Purchase of treasury stock	(1,191,145)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	293,067
Shares outstanding as of March 31, 2014	46,942,126
Purchase of treasury stock	(3,274,829)
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	401,291
Shares outstanding as of March 31, 2015	44,068,588
Purchase of treasury stock	(3,216,654)
Shares issued from treasury stock to settle conversion premium on Convertible Notes	1,889,431
Shares issued as part of equity-based compensation plans, net of equity awards surrendered for option price and taxes	448,137
Shares outstanding as of March 31, 2016	43,189,502

Treasury Stock

In fiscal 2016 and 2015, the Company purchased 3,216,654 shares of its common stock for $178,244 and 3,274,829 shares for $205,362, respectively. Of the shares purchased in fiscal 2016, 2,961,444 were acquired through an accelerated share repurchase program ("ASR") for a total cash investment of $166,392 at an average price of $56.19. At March 31, 2016 and 2015, the Company held 10,923,274 and 9,596,051 shares as treasury stock, respectively.

Treasury Stock Reissuance

On July 17, 2015, the Company settled the conversion premium on the Convertible Notes by issuing 1,889,431 shares from its treasury stock. The reissuance was recorded on a last-in, first-out method, and the difference between the repurchase cost and the fair value at reissuance was recorded as an adjustment to stockholders' equity.

Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2016
Pension funded status adjustment	$(23,719)	$298	$1,560	$(21,861)
Net unrealized gain (loss) on derivative instruments	(95)	(4,027)	4,510	388
Foreign currency translation adjustment	(85,161)	9,285	—	(75,876)
Accumulated other comprehensive loss	$(108,975)	$5,556	$6,070	$(97,349)
March 31, 2015
Pension funded status adjustment	$(15,207)	$(9,259)	$747	$(23,719)
Net unrealized gain (loss) on derivative instruments	(2,253)	289	1,869	(95)
Foreign currency translation adjustment	85,305	(170,466)	—	(85,161)
Accumulated other comprehensive loss	$67,845	$(179,436)	$2,616	$(108,975)
March 31, 2014
Pension funded status adjustment	$(13,169)	$(2,662)	$624	$(15,207)
Net unrealized (loss) on derivative instruments	(832)	(1,414)	(7)	(2,253)
Foreign currency translation adjustment	54,656	30,649	—	85,305
Accumulated other comprehensive income	$40,655	$26,573	$617	$67,845

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2016:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$7,144	Cost of goods sold
Tax benefit	(2,634)
Net unrealized loss on derivative instruments, net of tax	$4,510

Defined benefit pension costs:
Prior service costs and deferrals	$2,043	Net periodic benefit cost, included in cost of goods sold, operating expenses - See Note 14
Tax benefit	(483)
Net periodic benefit cost, net of tax	$1,560

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$2,961	Cost of goods sold
Tax benefit	(1,092)
Net unrealized loss on derivative instruments, net of tax	$1,869

Defined benefit pension costs:
Prior service costs and deferrals	$1,007	Net periodic benefit cost, included in cost of goods sold, operating expenses - See Note 14
Tax benefit	(260)
Net periodic benefit cost, net of tax	$747

The following demonstrates the change in redeemable noncontrolling interests during the fiscal years ended March 31, 2014, 2015 and 2016, respectively:

Balance as of March 31, 2013	$11,095
Net losses attributable to redeemable noncontrolling interests	(3,536)
Redemption value adjustment	4,974
Purchase of subsidiary shares from redeemable noncontrolling interests	(3,146)
Foreign currency translation adjustment	(1,340)
Balance as of March 31, 2014	$8,047
Net earnings attributable to redeemable noncontrolling interests	191
Redemption value adjustment	(292)
Foreign currency translation adjustment	(990)
Balance as of March 31, 2015	$6,956
Net losses attributable to redeemable noncontrolling interests	(4,272)
Redemption value adjustment	4,272
Other	109
Foreign currency translation adjustment	(1,068)
Balance as of March 31, 2016	$5,997

16. Stock-Based Compensation

As of March 31, 2016, the Company maintains the Second Amended and Restated EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market share units and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2010 EIP. Shares subject to awards that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of an award shall not count against the limit described above.

As of March 31, 2016, 1,327,427 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

During fiscal 2016, the Company granted to management and other key employees 127,966 non-qualified options that vest three years from the date of grant. Options granted prior to fiscal 2016 as well as the options granted in fiscal 2016 expire 10 years from the date of grant.

For fiscal 2016, 2015 and 2014, the Company recognized $1,419 with a related tax benefit of $477, $1,470 with a related tax benefit of $502 and $0, respectively, of stock-based compensation expense associated with stock option grants.

For purposes of determining the fair value of stock options granted in fiscal 2016 and fiscal 2015, the Company used a Black-Scholes Model with the following assumptions:

	2016	2015
Risk-free interest rate	1.79%	1.94%
Dividend yield	1.02%	1.00%
Expected life (years)	6	6
Volatility	32.75%	40.48%

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2013	77,986	2.5	$14.76	$2,404
Exercised	(11,813)		14.72	537
Options outstanding as of March 31, 2014	66,173	1.4	$14.77	$3,608
Granted	76,512		69.85	—
Exercised	(39,868)		14.50	1,819
Options outstanding as of March 31, 2015	102,817	7	$55.86	$1,291
Granted	127,966		68.40	—
Exercised	(11,986)		14.64	639
Expired	(8,500)
Options outstanding as of March 31, 2016	210,297	8.5	$67.54	$218
Options exercisable as of March 31, 2016	31,322	6.8	$60.28	$218
Options vested and expected to vest as of March 31, 2016	207,673	8.5	$67.53	$218

The following table summarizes information regarding stock options outstanding as of March 31, 2016:

	Options Outstanding
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$15.01-$20.00	5,819	1.1	$18.33
$20.01-$69.85	204,478	8.7	$68.94
	210,297	8.5	$67.54

Restricted Stock Units and Market Share Units

In fiscal 2016, the Company granted to non-employee directors 28,970 deferred restricted stock units at the fair value of $55.32 per restricted stock unit at the date of grant. In fiscal 2015, such grants amounted to 14,781 restricted stock units at the fair value of $61.16 per restricted stock unit at the date of grant and in fiscal 2014, amounted to 17,064 restricted stock units at the fair value of $53.92 per restricted stock unit at the date of grant. The awards vest immediately upon the date of grant and the payment of shares of common stock under this grant are payable upon such director’s termination of service as a director.

In fiscal 2016, 2015 and 2014, the Company granted 565, 3,434 and 5,232 restricted stock units, respectively, at various fair values, under deferred compensation plans.

In fiscal 2016, the Company granted to management and other key employees 120,287 restricted stock units at the fair value of $68.40 per restricted stock unit and 212,635 performance market share units at a weighted average fair value of $59.94 per unit at the date of grant.

In fiscal 2015, the Company granted to management and other key employees 118,312 restricted stock units at the fair value of $69.83 per restricted stock unit and 152,300 performance market share units at a weighted average fair value of $70.42 per market share unit at the date of grant.

In fiscal 2014, the Company granted to management and other key employees 161,629 restricted stock units at the fair value of $50.70 per restricted stock unit and 189,438 market share units at a weighted average fair value of $65.03 per market share unit at the date of grant.

For purposes of determining the fair value of performance market share units granted in fiscal 2016 and fiscal 2015, the Company used a Monte Carlo Simulation with the following assumptions:

	2016	2015
Risk-free interest rate	1.00%	0.87%
Dividend yield	—%	—%
Expected life (years)	3	3
Volatility	25.52%	30.83%

For purposes of determining the fair value of market share units granted in fiscal 2014, the Company used a binomial lattice model with the following assumptions:

2014
Risk-free interest rate	0.52%
Dividend yield	1.00%
Expected life (years)	3
Volatility	33.89%

A summary of the changes in restricted stock units and market share units awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2016 is presented below:

	Restricted Stock Units (RSU)		Performance Market Share Units and Market Share Units (MSU)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of MSU	Weighted- Average Grant Date Fair Value
Non-vested awards as of March 31, 2015	502,223	$45.30	616,188	$55.75
Granted	149,822	66.66	212,635	59.94
Stock dividend	5,984	51.72	6,603	64.45
Performance factor	—	—	255,534	41.28
Vested	(137,636)	46.15	(536,490)	41.55
Canceled	(17,953)	63.28	(5,524)	63.33
Non-vested awards as of March 31, 2016	502,440	$51.26	548,946	$64.46

The Company recognized stock-based compensation expense relating to restricted stock units and market share units of approximately $18,184, with a related tax benefit of $4,446 for fiscal 2016, $23,789, with a related tax benefit of $4,790 for fiscal 2015 and $16,742, with a related tax benefit of $2,843 for fiscal 2014.

All Award Plans

As of March 31, 2016, unrecognized compensation expense associated with the non-vested incentive awards outstanding was $24,219 and is expected to be recognized over a weighted-average period of 15 months.

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2016	2015	2014
Net earnings attributable to EnerSys stockholders	$136,150	$181,188	$150,328
Weighted-average number of common shares outstanding:
Basic	44,276,713	45,606,317	47,473,690
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	644,036	879,406	1,034,505
Convertible Notes	553,381	1,567,006	1,279,960
Diluted weighted-average number of common shares outstanding	45,474,130	48,052,729	49,788,155
Basic earnings per common share attributable to EnerSys stockholders	$3.08	$3.97	$3.17
Diluted earnings per common share attributable to EnerSys stockholders	$2.99	$3.77	$3.02
Anti-dilutive equity awards not included in diluted weighted-average common shares	—	—	—

On July 17, 2015, the Company paid $172,388, in aggregate, towards the principal balance of the Convertible Notes, including accreted interest, cash equivalent of fractional shares issued towards conversion premium and settled the conversion premium by issuing, in the aggregate, 1,889,431 shares of its common stock, which were included in the diluted weighted average shares outstanding for the period prior to the extinguishment.

During the second quarter of fiscal 2016, the Company entered into an ASR with a major financial institution to repurchase $120,000 to $180,000 of its common stock. The Company prepaid $180,000 and received an initial delivery of 2,000,000 shares with a fair market value of approximately $108,100. The ASR was accounted for as a treasury stock repurchase, reducing the weighted average number of basic and diluted shares outstanding by the 2,000,000 shares initially repurchased, and as a forward contract indexed to the Company's own common shares to reflect the future settlement provisions.
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

European Competition Investigations

Certain of the Company’s European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. The Company is responding to inquiries related to these matters. The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016 and as of March 31, 2016, the Company had a reserve balance of $2,038 in connection with these remaining investigations and other related legal charges. For the Dutch and German regulatory proceedings, the Company does not believe that such an estimate can be made at this time given the early stages of these proceedings. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations, remains uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

Altergy

In the fourth quarter of fiscal 2014, the Company recorded a $58,184 legal proceedings charge in connection with an adverse arbitration result involving disputes between the Company's wholly-owned subsidiary, EnerSys Delaware Inc. (“EDI”), and Altergy Systems (“Altergy”). In accordance with the final term sheet, EDI paid Altergy $40,000 in settlement of this award. Altergy paid $2,000 to purchase EDI’s entire equity interest in Altergy. Since the full amount of the initial award of $58,184 was recorded in fiscal 2014, the Company reversed approximately $16,233, net of professional fees, from this previously recorded legal proceedings charge in fiscal 2015 and $799 in fiscal 2016. The Company also included the $2,000 received in exchange for its equity interest in Altergy in the Consolidated Statements of Income in Other (income) expense, net in fiscal 2015. The Company had previously written off the carrying value of the investment of $5,000 in fiscal 2014.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and is separate from the Company’s current metal fabrication facility in Sumter. The Company has established a reserve for this facility. As of March 31, 2016 and 2015, the reserves related to this facility were $1,123 and $2,902, respectively. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.

Collective Bargaining

At March 31, 2015, the Company had approximately 9,400 employees. Of these employees, approximately 29% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that did not exceed twelve months were approximately 7% of the total workforce. The average term of these agreements is two years, with the longest term being three years. The Company considers its employee relations to be good and did not experience any significant labor unrest or disruption of production during fiscal 2016.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at March 31, 2016 and 2015, the Company has hedged the price to purchase approximately 27.4 million pounds and 91.6 million pounds of lead, respectively, for a total purchase price of $21,628 and $76,143, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany financing and intercompany and third-party trade transactions. To hedge these exposures, the Company has entered into a total of $29,362 and $102,124, respectively, of foreign currency forward contracts with financial institutions as of March 31, 2016 and 2015, respectively.

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

During fiscal 2013, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in EMEA. This program was completed during the third quarter of fiscal 2016. Total charges for this program were $6,895, primarily for cash expenses of $5,496 for employee severance-related payments of approximately 140 employees and non-cash expenses of $1,399 associated with the write-off of certain fixed assets and inventory. The Company incurred $5,207 of costs against the accrual through fiscal 2015, and incurred $271 in costs against the accrual during fiscal 2016.

During fiscal 2014, the Company announced further restructuring programs to improve the efficiency of its manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations was announced during the third quarter of fiscal 2014 and consisted of the transfer of motive power and a portion of reserve power battery manufacturing to the Company's facilities in Western Europe. This program was completed during the fourth quarter of fiscal 2016. Total charges for this program were $22,930 primarily for cash expenses of $11,996 for employee severance-related payments of approximately 500 employees and other charges and non-cash expenses of $10,934 associated with the write-off of certain fixed assets and inventory. The Company recorded restructuring charges of $22,115 through fiscal 2015, consisting of non-cash charges of $10,934 and cash charges of $11,181 and recorded an additional $1,229 in cash charges and a favorable accrual adjustment of $414 during fiscal 2016. The Company incurred $9,737 of costs against the accrual through fiscal 2015, and incurred $2,068 in costs against the accrual during fiscal 2016.

During the third quarter of fiscal 2015, the Company announced a restructuring related to its manufacturing facility located in Jiangdu, the People’s Republic of China ("PRC"), pursuant to which the Company completed the transfer of the manufacturing at that location to its other facilities in PRC, as part of the closure of the Jiangdu facility in the first quarter of fiscal 2016. This program was completed during the fourth quarter of fiscal 2016. Total charges for this program were $5,291 primarily for cash expenses of $4,893 for employee severance-related payments of approximately 300 employees and other charges and non-cash expenses of $398. The Company recorded cash restructuring charges of $3,870 during fiscal 2015 and recorded an additional $1,023 in cash charges and $398 in non-cash charges during fiscal 2016. The Company incurred $1,874 of costs against the accrual through fiscal 2015, and incurred $2,970 in costs against the accrual during fiscal 2016.

During fiscal 2015, the Company announced a restructuring primarily related to a portion of its sales and engineering organizations in Europe to improve efficiencies. This program was completed during the fourth quarter of fiscal 2016. Total charges for this program were $804 for cash expenses for employee severance-related payments of approximately 15 employees. The Company recorded cash restructuring charges of $450 during fiscal 2015 and recorded an additional $354 during fiscal 2016. The Company incurred $193 of costs against the accrual through fiscal 2015, and incurred $698 in costs against the accrual during fiscal 2016.

During the first quarter of fiscal 2016, the Company completed a restructuring related to a reduction of two executives associated with one of Americas’ recent acquisitions to improve efficiencies. The Company recorded total severance-related charges of $570, all of which was paid during the first quarter of fiscal 2016, primarily per the terms of a pre-existing employee agreement.

During the second quarter of fiscal 2016, the Company announced a restructuring to improve efficiencies primarily related to its motive power assembly and distribution center in Italy and its sales and administration organizations in EMEA. In addition, during the third quarter of fiscal 2016, the Company announced a further restructuring related to its manufacturing operations in Europe. The Company estimates that the total charges for these actions will amount to approximately $6,800, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 120 employees upon completion. During 2016, the Company recorded restructuring charges of $5,232 and incurred $2,993 in costs against the accrual. As of March 31, 2016, the reserve balance associated with these actions is $2,238. The Company expects to be committed to an additional $1,600 of restructuring charges related to these actions during fiscal 2016, and expects to complete the program during fiscal 2017.

During the second quarter of fiscal 2016, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in the Americas. The program consists of the announced closing of its Cleveland, Ohio charger manufacturing facility which is expected to be completed during the second quarter of fiscal 2017, with the transfer of production to other Americas manufacturing facilities. The Company estimates that the total charges for all actions associated with this program will amount to approximately $2,100, primarily from cash charges for employee severance-related payments and other charges of $1,500, along with a pension curtailment charge of $313 and non-cash charges related to the accelerated depreciation of fixed assets of $300. The Company estimates that these actions will result in the reduction of approximately 100 employees at its Cleveland facility. During fiscal 2016, the Company recorded restructuring charges of $1,488 including a pension curtailment charge of $313 and non-cash charges of $305 related to accelerated depreciation of fixed assets and incurred $119 of cost against the accrual. As of March 31, 2016, the reserve balance associated with these actions is $751. The Company expects to be committed to an additional $600 of restructuring charges related to these actions during fiscal 2017 when it expects to complete this program.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2013	$1,738	$221	$1,959
Accrued	10,285	1,378	11,663
Costs incurred	(4,966)	(525)	(5,491)
Foreign currency impact and other	255	28	283
Balance at March 31, 2014	$7,312	$1,102	$8,414
Accrued	6,140	843	6,983
Costs incurred	(10,378)	(803)	(11,181)
Foreign currency impact and other	(108)	(288)	(396)
Balance at March 31, 2015	$2,966	$854	$3,820
Accrued	8,859	419	9,278
Accrual adjustments	—	(414)	(414)
Costs incurred	(8,817)	(872)	(9,689)
Foreign currency impact and other	(44)	38	(6)
Balance at March 31, 2016	$2,964	$25	$2,989

Other Exit Charges

During fiscal 2016, the Company recorded exit charges of $3,098 related to certain operations in Europe.

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

Balance at March 31, 2013	$42,591
Current year provisions	16,098
Costs incurred	(22,862)
Fair value of warranty reserves of acquired businesses	2,817
Foreign currency translation adjustment	1,782

Balance at March 31, 2014	40,426
Current year provisions	18,413
Costs incurred	(16,015)
Foreign currency translation adjustment	(3,014)

Balance at March 31, 2015	39,810
Current year provisions	19,735
Costs incurred	(13,998)
Foreign currency translation adjustment	2,875

Balance at March 31, 2016	$48,422

21. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2016	2015	2014
Foreign exchange transaction (gains) losses	$5,425	$(5,011)	$5,845
(Gain) on disposition of equity interest in Altergy / write-off of investment in Altergy	—	(2,000)	5,000
Other	294	1,409	2,813
Total	$5,719	$(5,602)	$13,658

22. Business Segments

Summarized financial information related to the Company’s reportable segments at March 31, 2016, 2015 and 2014 and for each of the fiscal years then ended is shown below.

	Fiscal year ended March 31,
	2016	2015	2014
Net sales by segment to unaffiliated customers
Americas	$1,276,027	$1,322,337	$1,267,598
EMEA	787,402	948,845	966,152
Asia	252,820	234,330	240,683
Total net sales	$2,316,249	$2,505,512	$2,474,433
Net sales by product line
Reserve power	$1,109,154	$1,252,637	$1,234,538
Motive power	1,207,095	1,252,875	1,239,895
Total net sales	$2,316,249	$2,505,512	$2,474,433
Intersegment sales
Americas	$32,984	$29,987	$33,951
EMEA	78,812	69,396	77,549
Asia	23,590	33,786	29,428
Total intersegment sales(1)	$135,386	$133,169	$140,928
Operating earnings
Americas	$182,774	$162,741	$179,080
EMEA	75,666	109,861	84,902
Asia	570	9,928	21,217
Restructuring charges—Americas	(2,058)	—	—
Restructuring and other exit charges—EMEA	(9,501)	(7,567)	(27,078)
Restructuring charges—Asia	(1,419)	(3,869)	(248)
Impairment of goodwill and indefinite-lived intangibles—Americas	(32,999)	(23,196)	—
Impairment of goodwill and fixed assets—EMEA	(3,253)	(750)	—
Goodwill impairment charge—Asia	—	—	(5,179)
Legal proceedings (charge) / reversal of legal accrual, net of fees—Americas	799	16,233	(58,184)
Legal proceedings charge—EMEA	(4,000)	—	—
Gain on sale of facility—Asia	3,420	—	—
Total operating earnings(2)	$209,999	$263,381	$194,510
Property, plant and equipment, net
Americas	$177,720	$168,274	$155,988
EMEA	112,839	114,681	145,308
Asia	66,850	73,899	68,870
Total	$357,409	$356,854	$370,166
Capital Expenditures
Americas	$39,127	$34,768	$24,641
EMEA	12,625	16,215	14,871
Asia	4,128	12,642	22,483
Total	$55,880	$63,625	$61,995
Depreciation and Amortization
Americas	$31,070	$30,724	$26,596
EMEA	16,337	19,664	22,708
Asia	8,587	6,652	4,668
Total	$55,994	$57,040	$53,972

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 51.0%, 46.0% and 44.0% for fiscal years ended March 31, 2016, 2015 and 2014, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2016 and 2015, were $149,348 and $140,514, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and, therefore, was deemed not material for separate disclosure.

23. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2016 ended on June 28, 2015, September 27, 2015, December 27, 2015, and March 31, 2016, respectively. The four quarters in fiscal 2015 ended on June 29, 2014, September 28, 2014, December 28, 2014, and March 31, 2015, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2016
Net sales	$562,068	$569,134	$573,573	$611,474	$2,316,249
Gross profit	150,415	154,939	145,882	160,541	611,777
Operating earnings(1)(3)(5)(6)	69,037	59,548	55,461	25,953	209,999
Net earnings	47,934	39,768	38,214	5,908	131,824
Net earnings attributable to EnerSys stockholders	48,387	40,025	38,478	9,260	136,150
Net earnings per common share attributable to EnerSys stockholders—basic	$1.09	$0.89	$0.87	$0.21	$3.08
Net earnings per common share attributable to EnerSys stockholders—diluted	$1.03	$0.87	$0.86	$0.21	$2.99
Fiscal year ended March 31, 2015
Net sales	$634,110	$629,927	$611,578	$629,897	$2,505,512
Gross profit	162,577	162,540	157,265	158,529	640,911
Operating earnings(2)(4)(6)	71,689	80,053	68,683	42,956	263,381
Net earnings	49,115	56,550	49,331	26,529	181,525
Net earnings attributable to EnerSys stockholders	49,169	56,316	49,252	26,451	181,188
Net earnings per common share attributable to EnerSys stockholders—basic	$1.05	$1.22	$1.09	$0.60	$3.97
Net earnings per common share attributable to EnerSys stockholders—diluted	$0.99	$1.16	$1.04	$0.57	$3.77

(1)	Included in Operating earnings were restructuring and other exit charges of $1,218, $2,629, $3,204 and $5,927 for the first, second, third and fourth quarters of fiscal 2016, respectively.

(2)	Included in Operating earnings were restructuring and other exit charges of $1,829, $1,810, $2,437 and $5,360 for the first, second, third and fourth quarters of fiscal 2015, respectively.

(3)	Included in Operating earnings for the fourth quarter of fiscal 2016 was a charge relating to the impairment of goodwill, indefinite-lived intangibles and fixed assets for $36,252.

(4)	Included in Operating earnings for the fourth quarter of fiscal 2015 was a charge relating to the impairment of goodwill and other indefinite-lived intangibles for $23,946.

(5)	Included in Operating earnings for the first quarter of fiscal 2016 was a gain on sale of facility of $4,348 and in the fourth quarter of fiscal 2016, charges relating to the same of $928.

(6)
Included in Operating earnings for the second quarter of fiscal 2016 was a legal proceedings charge of $3,201. During the second quarter of fiscal 2015, the Company reversed $16,233, net of professional fees upon final settlement of a legal matter.

24. Subsequent Events

On May 5, 2016, the Company announced the payment of a quarterly cash dividend of $0.175 per share of common stock to be paid on June 24, 2016, to stockholders of record as of June 10, 2016.

On May 16, 2016, under the 2010 EIP, the Company granted 242,068 stock options, which vest over three years, 229,638 restricted stock units, which vest 25% each year over four-years from the date of grant, and 83,720 market condition-based share units, which vest three years from the date of grant.

On April 16, 2016, the Company announced that it had completed the acquisition of certain assets of Enser Corporation, headquartered in Pinellas Park, Florida. Enser is a leading manufacturer of molten salt “thermal” batteries used in powering a multitude of electronics, guidance and other electrical loads on advanced weapon systems.

SCHEDULE II

EnerSys
Valuation and Qualifying Accounts
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Purchase Accounting Adjustments	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2014	$9,292	$907	$(963)	$—	$210	$9,446
Fiscal year ended March 31, 2015	9,446	1,125	(2,315)	—	(694)	7,562
Fiscal year ended March 31, 2016	7,562	4,749	(649)	—	(269)	11,393

Allowance for inventory valuation:
Fiscal year ended March 31, 2014	$17,372	$5,944	$(3,283)	$—	$283	$20,316
Fiscal year ended March 31, 2015	20,316	9,306	(7,707)	—	(1,673)	20,242
Fiscal year ended March 31, 2016	20,242	10,052	(6,534)	—	(190)	23,570

Deferred tax asset—valuation allowance: (2)
Fiscal year ended March 31, 2014	$54,542	$6,951	$(27,269)	$327	$(10,968)	$23,583
Fiscal year ended March 31, 2015	23,583	4,222	(3,796)	(327)	(3,619)	20,063
Fiscal year ended March 31, 2016	20,063	6,670	(361)	—	(956)	25,416

(1)	Primarily the impact of currency changes.

(2)
In fiscal 2016, "other" was primarily the impact of currency changes. In fiscal 2015 and 2014, "Other" also included the reversal of deferred tax accounts and related valuation allowance upon the sale of certain foreign subsidiaries of the Company. In fiscal 2014, there was also an adjustment relating to the net operating losses of a foreign subsidiary of the Company and the related valuation allowance.

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

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2016.

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm,” which appears in Item 8 in this Annual Report on Form 10-K.

/s/ David M. Shaffer	/s/ Michael J. Schmidtlein
David M. Shaffer Chief Executive Officer	Michael J. Schmidtlein Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,517,217	(1)	$67.53	(2)	1,327,427
Equity compensation plans not approved by security holders	—		—		—
Total	1,517,217		$67.53		1,327,427

(1)	Assumes a 200% payout of market share units and performance market share units.

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

4.3
First Supplemental Indenture, dated as of April 23, 2015, among EnerSys, the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

4.4	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

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
10.4
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

10.6
Consulting Agreement with Richard W. Zuidema (incorporated by reference to Exhibit 10.3 to EnerSys Quarterly Report on Form 10-Q for the period ended September 27, 2015 (File No. 001-32253) filed on November 2, 2015).

10.7	Form of Severance Agreement, (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 28, 2013).

10.8
Employment Offer Letter, dated October 20, 2014, of EnerSys Delaware Inc. to David M. Shaffer (incorporated by reference to Exhibit 10.5 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.9	EnerSys 2013 Management Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 27, 2013).

10.10
Form of Stock Option Agreement (six-month vesting) (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2008 (File No. 001-32253) filed on June 1, 2009).

10.11	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.12	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.13	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.14	Second Amended and Restated EnerSys 2010 Equity Incentive Plan (filed herewith).

10.15
EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.16	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.17	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.18	Form of Stock Option Agreement (four-year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.19	Form of Stock Option Agreement (three-year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.20	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.21	Form of Restricted Stock Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

Exhibit Number	Description of Exhibit
10.22
Form of Restricted Stock Unit Agreement – Employees – 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.23	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.24
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

10.26
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

10.29
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013).

10.30
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.31
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.32
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.33
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.34
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.35
Form of Indemnification Agreement - Directors and Officers (incorporated by reference to Exhibit 10.36 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.36
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

Exhibit Number	Description of Exhibit
10.37
Form of Stock Option Agreement - Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.38
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.39
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.40
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.41
Form of Market Share Unit Agreement - Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.42
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.43
Form of Fifth Amendment to Credit Agreement, dated as of November 23, 2015, among EnerSys, various lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to EnerSys Quarterly Report on Form 10-Q for the period ended December 27, 2015 (File No. 001-32253) filed on January 28, 2016).

10.44
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys Quarterly Report on Form 10-Q for the period ended September 27, 2015 (File No. 001-32253) filed on November 2, 2016).

10.45
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys Quarterly Report on Form 10-Q for the period ended September 27, 2015 (File No. 001-32253) filed on November 2, 2016).

10.46	Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.47	Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.48	Form of Performance Share Unit Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.49	Employment Agreement, dated December 21, 2015, between EH Europe GmbH and Holger P. Aschke (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

Exhibit Number	Description of Exhibit

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	David M. Shaffer
May 31, 2016		David M. Shaffer Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose name appears below hereby appoints David M. Shaffer and Michael J. Schmidtlein and each of them, as his true and lawful agent, with full power of substitution and resubstitution, for him and in his, place or stead, in any and all capacities, to execute any and all amendments to the within annual report, and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAVID M. SHAFFER	Chief Executive Officer	May 31, 2016
David M. Shaffer

/s/ MICHAEL J. SCHMIDTLEIN	Chief Financial Officer	May 31, 2016
Michael J. Schmidtlein

/s/ KERRY M. KANE	Vice President and Corporate Controller (Principal Accounting Officer)	May 31, 2016
Kerry M. Kane

/s/ HWAN-YOON F. CHUNG	Director	May 31, 2016
Hwan-yoon F. Chung

/s/ HOWARD I. HOFFEN	Director	May 31, 2016
Howard I. Hoffen

/s/ ARTHUR T. KATSAROS	Director	May 31, 2016
Arthur T. Katsaros

/s/ JOHN F. LEHMAN	Director	May 31, 2016
John F. Lehman

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED)	Director	May 31, 2016
General Robert Magnus, USMC (Retired)

/s/ DENNIS S. MARLO	Director	May 31, 2016
Dennis S. Marlo

/s/ JOSEPH C. MUSCARI	Director	May 31, 2016
Joseph C. Muscari

/s/ PAUL J. TUFANO	Director	May 31, 2016
Paul J. Tufano

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 001-32253) filed on February 6, 2013).

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

4.3
First Supplemental Indenture, dated as of April 23, 2015, among EnerSys, the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

4.4	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

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

10.6
Consulting Agreement with Richard W. Zuidema (incorporated by reference to Exhibit 10.3 to EnerSys Quarterly Report on Form 10-Q for the period ended September 27, 2015 (File No. 001-32253) filed on November 2, 2015).

10.7	Form of Severance Agreement, (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 28, 2013).

10.8
Employment Offer Letter, dated October 20, 2014, of EnerSys Delaware Inc. to David M. Shaffer (incorporated by reference to Exhibit 10.5 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

Exhibit Number	Description of Exhibit
10.9	EnerSys 2013 Management Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 27, 2013).

10.10
Form of Stock Option Agreement (six-month vesting) (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2008 (File No. 001-32253) filed on June 1, 2009).

10.11	Form of 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.12	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.13	EnerSys Management Incentive Plan for fiscal year 2008 (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on April 2, 2007).

10.14	Second Amended and Restated EnerSys 2010 Equity Incentive Plan (filed herewith).

10.15
EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.16	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.17	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on December 9, 2005).

10.18	Form of Stock Option Agreement (four-year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.19	Form of Stock Option Agreement (three-year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.20	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.21	Form of Restricted Stock Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.22
Form of Restricted Stock Unit Agreement – Employees – 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.23	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.24
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

10.26
Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

Exhibit Number	Description of Exhibit
10.27
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

10.29
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013).

10.30
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.31
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.32
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.33
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.34
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.35
Form of Indemnification Agreement - Directors and Officers (incorporated by reference to Exhibit 10.36 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.36
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.37
Form of Stock Option Agreement - Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.38
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.39
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.40
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.41
Form of Market Share Unit Agreement - Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

Exhibit Number	Description of Exhibit
10.42
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.43
Form of Fifth Amendment to Credit Agreement, dated as of November 23, 2015, among EnerSys, various lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to EnerSys Quarterly Report on Form 10-Q for the period ended December 27, 2015 (File No. 001-32253) filed on January 28, 2016).

10.44
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys Quarterly Report on Form 10-Q for the period ended September 27, 2015 (File No. 001-32253) filed on November 2, 2016).

10.45
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys Quarterly Report on Form 10-Q for the period ended September 27, 2015 (File No. 001-32253) filed on November 2, 2016).

10.46	Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.47	Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.48	Form of Performance Share Unit Agreement - Employees - 2010 Equity Incentive Plan (filed herewith).

10.49	Employment Agreement, dated December 21, 2015, between EH Europe GmbH and Holger P. Aschke (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.