Form 10-Q
period 2016-07-03
EnerSys
filed 2016-08-10
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

Common Stock outstanding at August 8, 2016: 43,426,979 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	July 3, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$413,559	$397,307
Accounts receivable, net of allowance for doubtful accounts: July 3, 2016 - $11,985; March 31, 2016 - $11,393	456,130	490,799
Inventories, net	351,604	331,081
Prepaid and other current assets	80,568	77,052
Total current assets	1,301,861	1,296,239
Property, plant, and equipment, net	344,544	357,409
Goodwill	348,587	353,547
Other intangible assets, net	163,190	159,658
Deferred taxes	33,098	33,530
Other assets	13,291	14,105
Total assets	$2,204,571	$2,214,488
Liabilities and Equity
Current liabilities:
Short-term debt	$12,792	$22,144
Accounts payable	221,250	228,442
Accrued expenses	197,454	200,585
Total current liabilities	431,496	451,171
Long-term debt, net of unamortized debt issuance costs	607,818	606,221
Deferred taxes	46,386	46,008
Other liabilities	82,635	86,656
Total liabilities	1,168,335	1,190,056
Commitments and contingencies
Redeemable noncontrolling interests	5,948	5,997
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at July 3, 2016 and at March 31, 2016	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 54,350,229 shares issued and 43,426,955 shares outstanding at July 3, 2016; 54,112,776 shares issued and 43,189,502 shares outstanding at March 31, 2016	543	541
Additional paid-in capital	449,450	452,097
Treasury stock, at cost, 10,923,274 shares held as of July 3, 2016 and as of March 31, 2016	(439,800)	(439,800)
Retained earnings	1,134,434	1,097,642
Accumulated other comprehensive loss	(119,483)	(97,349)
Total EnerSys stockholders’ equity	1,025,144	1,013,131
Nonredeemable noncontrolling interests	5,144	5,304
Total equity	1,030,288	1,018,435
Total liabilities and equity	$2,204,571	$2,214,488
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	July 3, 2016	June 28, 2015
Net sales	$600,603	$562,068
Cost of goods sold	434,269	411,653
Gross profit	166,334	150,415
Operating expenses	99,005	84,508
Restructuring charges	1,297	1,218
Gain on sale of facility	—	(4,348)
Operating earnings	66,032	69,037
Interest expense	5,661	6,347
Other (income) expense, net	1,333	695
Earnings before income taxes	59,038	61,995
Income tax expense	14,419	14,061
Net earnings	44,619	47,934
Net earnings (losses) attributable to noncontrolling interests	46	(453)
Net earnings attributable to EnerSys stockholders	$44,573	$48,387
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.03	$1.09
Diluted	$1.02	$1.03
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	43,269,942	44,233,915
Diluted	43,829,813	46,756,376
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	July 3, 2016	June 28, 2015
Net earnings	$44,619	$47,934
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments, net of tax	670	(993)
Pension funded status adjustment, net of tax	281	323
Foreign currency translation adjustment	(23,340)	20,547
Total other comprehensive (loss) income, net of tax	(22,389)	19,877
Total comprehensive income	22,230	67,811
Comprehensive loss attributable to noncontrolling interests	(209)	(528)
Comprehensive income attributable to EnerSys stockholders	$22,439	$68,339
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	July 3, 2016	June 28, 2015
Cash flows from operating activities
Net earnings	$44,619	$47,934
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,768	13,615
Write-off of assets relating to restructuring	718	—
Non-cash write-off of property, plant and equipment	6,300	—
Derivatives not designated in hedging relationships:
Net losses	302	9
Cash (settlements) proceeds	(352)	307
Provision for doubtful accounts	921	496
Deferred income taxes	(204)	(4,352)
Non-cash interest expense	347	1,763
Stock-based compensation	5,067	4,239
Gain on sale of facility	—	(4,348)
Gain on disposal of property, plant, and equipment	(59)	(25)
Changes in assets and liabilities:
Accounts receivable	29,038	21,446
Inventories	(22,116)	(5,919)
Prepaid and other current assets	(2,889)	2,147
Other assets	510	(351)
Accounts payable	(4,431)	15,503
Accrued expenses	(5,286)	(7,719)
Other liabilities	1,304	(2,415)
Net cash provided by operating activities	67,557	82,330

Cash flows from investing activities
Capital expenditures	(7,487)	(19,670)
Purchase of businesses	(12,392)	(943)
Proceeds from sale of facility	—	9,179
Proceeds from disposal of property, plant, and equipment	82	69
Net cash used in investing activities	(19,797)	(11,365)

Cash flows from financing activities
Net decrease in short-term debt	(9,499)	(684)
Proceeds from revolving credit borrowings	84,300	10,000
Repayments of revolving credit borrowings	(79,300)	(185,000)
Proceeds from long-term debt	—	300,000
Repayments of Convertible Notes	—	(86)
Repayments of long-term debt	(3,750)	—
Debt issuance costs	—	(4,800)
Option proceeds	5	55
Payment of taxes related to net share settlement of equity awards	(7,644)	(15,346)
Excess tax benefits from exercise of stock options and vesting of equity awards	—	3,450
Purchase of treasury stock	—	(637)
Dividends paid to stockholders	(7,600)	(7,785)
Other	(29)	146
Net cash (used in) provided by financing activities	(23,517)	99,313
Effect of exchange rate changes on cash and cash equivalents	(7,991)	5,580
Net increase in cash and cash equivalents	16,252	175,858
Cash and cash equivalents at beginning of period	397,307	268,921
Cash and cash equivalents at end of period	$413,559	$444,779
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all normal recurring adjustments considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2016 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 31, 2016 (the "2016 Annual Report").

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2017 end on July 3, 2016, October 2, 2016, January 1, 2017, and March 31, 2017, respectively. The four quarters in fiscal 2016 ended on June 28, 2015, September 27, 2015, December 27, 2015, and March 31, 2016, respectively.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)”. This update simplifies several aspects related to how share-based payments are accounted for and presented in the financial statements, including the accounting for forfeitures and tax-effects related to share-based payments at settlement, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this standard for the quarter ended July 3, 2016. The impact of the adoption of this standard was as follows:

•	approximately $740 of excess tax benefits was recorded through income tax expense as a discrete item, adopted on a prospective basis;

•	excess tax benefits were included within operating cash flows adopted on a prospective basis;

•	cash paid by the Company when directly withholding shares to satisfy an employee's statutory tax obligations continued to be classified as a financing activity; and

•	no impact on prior periods due to adopting the guidance on a prospective basis.

The Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.

2. Inventories

Inventories, net consist of:

	July 3, 2016	March 31, 2016
Raw materials	$89,212	$84,198
Work-in-process	106,599	104,085
Finished goods	155,793	142,798
Total	$351,604	$331,081

3. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of July 3, 2016 and March 31, 2016 and the basis for that measurement:

	Total Fair Value Measurement July 3, 2016	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$1,598	$—	$1,598	$—
Foreign currency forward contracts	(560)	—	(560)	—
Total derivatives	$1,038	$—	$1,038	$—

	Total Fair Value Measurement March 31, 2016	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(499)	$—	$(499)	$—
Foreign currency forward contracts	(988)	—	(988)	—
Total derivatives	$(1,487)	$—	$(1,487)	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1, Summary of Significant Accounting Policies to the Company's consolidated financial statements included in its 2016 Annual Report.

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

The Company's 5.00% Senior Notes due 2023 (the “Notes”), with an original face value of $300,000, were issued in April 2015. The fair values of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 99% and 96% of face value on July 3, 2016 and March 31, 2016, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at July 3, 2016 and March 31, 2016 were as follows:

	July 3, 2016		March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$1,598	$1,598	$—	$—
Financial liabilities:
Notes (2)	$300,000	$295,500	$300,000	$288,000
Derivatives (1)	560	560	1,487	1,487

(1)	Represents lead and foreign currency forward contracts (see Note 4 for asset and liability positions of the lead and foreign currency forward contracts at July 3, 2016 at March 31, 2016).

(2)	The fair value amount of the Notes at July 3, 2016 and March 31, 2016 represent the trading value of the Notes.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at July 3, 2016 and March 31, 2016 were 23.9 million pounds and 27.4 million pounds, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of July 3, 2016 and March 31, 2016, the Company had entered into a total of $16,223 and $18,206, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $1,687 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statement of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of July 3, 2016 and March 31, 2016, the notional amount of these contracts was $8,073 and $11,156, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
July 3, 2016 and March 31, 2016

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	July 3, 2016	March 31, 2016	July 3, 2016	March 31, 2016
Prepaid and other current assets
Lead forward contracts	$1,598	$—	$—	$—
Foreign currency forward contracts	29	—	—	—
Total assets	$1,627	$—	$—	$—
Accrued expenses
Lead forward contracts	$—	$499	$—	$—
Foreign currency forward contracts	—	350	589	638
Total liabilities	$—	$849	$589	$638

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 3, 2016

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,813	Cost of goods sold	$1,059
Foreign currency forward contracts	128	Cost of goods sold	(180)
Total	$1,941		$879

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(302)
Total		$(302)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended June 28, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(1,089)	Cost of goods sold	$(5,402)
Foreign currency forward contracts	(2,060)	Cost of goods sold	3,827
Total	$(3,149)		$(1,575)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(9)
Total		$(9)

5. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarters of fiscal 2017 and 2016 were based on the estimated effective tax rates applicable for the full years ending March 31, 2017 and March 31, 2016, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of the Company's consolidated income before taxes.

The consolidated effective income tax rates were 24.4% and 22.7%, respectively, for the first quarters of fiscal 2017 and 2016. The rate increase in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 is primarily due to the subsequent recognition of a previously unrecognized tax position in fiscal 2016 related to one of the Company's foreign subsidiaries, as well as changes in mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 55% for the first quarter of fiscal 2017 compared to 57% for the first quarter of fiscal 2016. The foreign effective income tax rates for the first quarter of fiscal 2017 and 2016 were 14.4% and 12.8%, respectively. The rate increase compared to the prior year period is primarily due to the subsequent recognition of a previously unrecognized tax position in fiscal 2016 related to one of the Company's foreign subsidiaries, as well as changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

6. Warranty

The Company provides for estimated product warranty expenses when the related products are sold, with related liabilities included within accrued expenses and other liabilities. As warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties is as follows:

	Quarter ended
	July 3, 2016	June 28, 2015
Balance at beginning of period	$48,422	$39,810
Current period provisions	5,236	3,885
Costs incurred	(2,359)	(4,361)
Foreign currency translation adjustment	(3,224)	451
Balance at end of period	$48,075	$39,785

7. Commitments, Contingencies and Litigation

Litigation and Other Legal Matters

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of environmental, anticompetition, employment, contract and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. In the ordinary course of business, the Company and its subsidiaries are also subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. In connection with formal and informal inquiries by federal, state, local and foreign agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their activities.

European Competition Investigations

Certain of the Company’s European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. The Company is responding to inquiries related to these matters. The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. As of July 3, 2016 and March 31, 2016, the Company had a reserve balance of $1,844 and $2,038, respectively, in connection with these remaining investigations and other related legal charges. The change in the reserve balance between July 3, 2016 and March 31, 2016 was due to foreign currency translation impact. For the Dutch and German regulatory proceedings, the Company does not believe that such an estimate can be made at this time given the current stage of these proceedings. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations, remains uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and is separate from the Company’s current metal fabrication facility in Sumter. The Company established a reserve for this facility. As of July 3, 2016 and March 31, 2016, the reserve related to this facility was $1,123. Based on current information, the Company’s management believes these reserves are adequate to satisfy the Company’s environmental liabilities at this facility.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at July 3, 2016 and March 31, 2016, the Company has hedged the price to purchase approximately 23.9 million pounds and 27.4 million pounds of lead, respectively, for a total purchase price of $18,468 and $21,628, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany financing and intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $24,296 and $29,362, respectively, of foreign currency forward contracts with financial institutions as of July 3, 2016 and March 31, 2016.

8. Restructuring Plans

During the second quarter of fiscal 2016, the Company announced a restructuring to improve efficiencies primarily related to its motive power assembly and distribution center in Italy and its sales and administration organizations in EMEA. In addition, during the third quarter of fiscal 2016, the Company announced a further restructuring related to its manufacturing operations in Europe. The Company estimates that the total charges for these actions will amount to approximately $7,300, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 120 employees upon completion. In fiscal 2016, the Company recorded restructuring charges of $5,232 and recorded an additional $209 during the first quarter of fiscal 2017. The Company incurred $2,993 in costs against the accrual in fiscal 2016 and incurred an additional $808 against the accrual during the first quarter of fiscal 2017. As of July 3, 2016, the reserve balance associated with these actions is $1,594. The Company expects to be committed to an additional $1,900 of restructuring charges related to these actions during fiscal 2017, and expects to complete the program during fiscal 2017.

During the second quarter of fiscal 2016, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in the Americas. The program, which was completed during the first quarter of fiscal 2017, consisted of the closing of its Cleveland, Ohio charger manufacturing facility and the transfer of charger production to other Americas manufacturing facilities. The total charges for all actions associated with this program amounted to $2,379, primarily from cash charges for employee severance-related payments and other charges of $1,043, along with a pension curtailment charge of $313 and non-cash charges related to the accelerated depreciation of fixed assets of $1,023. The program resulted in the reduction of approximately 100 employees at its Cleveland facility. In fiscal 2016, the Company recorded restructuring charges of $1,488 including a pension curtailment charge of $313 and non-cash charges of $305 and recorded an additional $174 in cash charges and $718 in non-cash charges during the first quarter of fiscal 2017. The Company incurred $119 in costs against the accrual in fiscal 2016 and incurred an additional $924 against the accrual during the first quarter of fiscal 2017.

During the first quarter of fiscal 2017, the Company announced a restructuring to improve efficiencies primarily related to its motive power production in EMEA. The Company estimates that the total charges for these actions will amount to approximately $3,900, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 40 employees upon completion. During the first quarter of fiscal 2017, the Company recorded restructuring charges of $60 and incurred $60 in costs against the accrual. As of July 3, 2016, the reserve balance associated with these actions is $0. The Company expects to be committed to an additional $3,800 in restructuring charges related to this action through fiscal 2018, when it expects to complete this program.

During the first quarter of fiscal 2017, the Company announced a program primarily to complete the transfer of equipment and clean-up of its manufacturing facility located in Jiangdu, the People’s Republic of China, which stopped production during the first quarter of fiscal 2016. The Company estimates that the total cash charges for these actions will amount to approximately $750. During the first quarter of fiscal 2017, the Company recorded charges of $136 and incurred $136 in costs against the accrual. As of July 3, 2016, the reserve balance associated with these actions is $0. The Company expects to be committed to an additional $600 in charges related to this action through fiscal 2017, when it expects to complete this program.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2016	$2,964	$25	$2,989
Accrued	442	137	579
Costs incurred	(1,767)	(162)	(1,929)
Foreign currency impact and other	(45)	—	(45)
Balance as of July 3, 2016	$1,594	$—	$1,594

9. Debt

The following summarizes the Company’s long-term debt as of July 3, 2016 and March 31, 2016:

	July 3, 2016		March 31, 2016
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$4,214	$300,000	$4,370
2011 Credit Facility, due 2018	313,750	1,718	312,500	1,909
	$613,750	$5,932	$612,500	$6,279
Less: Unamortized issuance costs	5,932		6,279
Long-term debt, net of unamortized issuance costs	$607,818		$606,221

5.00% Senior Notes

The Company's $300,000 5.00% Senior Notes due 2023 bear interest at a rate of 5.00% per annum. Interest is payable semiannually in arrears on April 30 and October 30 of each year, commencing on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by each of its subsidiaries that are guarantors under the 2011 Credit Facility (the “Guarantors”). The Guarantees are unsecured and unsubordinated obligations of the Guarantors.

2011 Credit Facility

The Company is party to a $500,000 senior secured revolving credit facility and a $150,000 senior secured incremental term loan (the “Term Loan”) that matures on September 30, 2018, comprising the “2011 Credit Facility”. The quarterly installments payable on the Term Loan were $1,875 beginning June 30, 2015 and $3,750 beginning June 30, 2016 with a final payment of $108,750 on September 30, 2018. The 2011 Credit Facility may be increased by an aggregate amount of $300,000 in revolving commitments and/or one or more new tranches of term loans, under certain conditions. Both revolving loans and the Term Loan under the 2011 Credit Facility bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus between 1.25% and 1.75% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which is the highest of (a) the Bank of America prime rate, and (b) the Federal Funds Effective Rate) plus between 0.25% and 0.75% (based on the Company’s consolidated net leverage ratio). Obligations under the 2011 Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the credit facility, and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The current portion of the Term Loan of $15,000 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under its 2011 Credit Facility.

As of July 3, 2016, the Company had $175,000 outstanding in revolver borrowings and $138,750 under its Term Loan borrowings.

Short-Term Debt

As of July 3, 2016 and March 31, 2016, the Company had $12,792 and $22,144, respectively, of short-term borrowings. The weighted-average interest rates on these borrowings were approximately 11% and 8% at July 3, 2016 and March 31, 2016, respectively.

Letters of Credit

As of July 3, 2016 and March 31, 2016, the Company had $2,744 and $2,693, respectively, of standby letters of credit.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $347 and $433, respectively, during the quarters ended July 3, 2016 and June 28, 2015. Debt issuance costs, net of accumulated amortization, totaled $5,932 and $6,279, respectively, at July 3, 2016 and March 31, 2016.

Available Lines of Credit

As of July 3, 2016 and March 31, 2016, the Company had available and undrawn, under all its lines of credit, $478,253 and $472,187, respectively, including $155,178 and $144,112, respectively, of uncommitted lines of credit as of July 3, 2016 and March 31, 2016.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Service cost	$91	$138	$223	$208
Interest cost	170	168	494	485
Expected return on plan assets	(204)	(215)	(510)	(576)
Amortization and deferral	132	134	265	317
Net periodic benefit cost	$189	$225	$472	$434

11. Stock-Based Compensation

As of July 3, 2016, the Company maintains the Second Amended and Restated EnerSys 2010 Equity Incentive Plan, as amended (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based share units and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $5,067 for the first quarter of fiscal 2017 and $4,239 for the first quarter of fiscal 2016. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards, except for awards issued to certain retirement-eligible participants, which are expensed on an accelerated basis.

During the first quarter ended July 3, 2016, the Company granted to non-employee directors 1,586 restricted stock units, pursuant to the EnerSys Deferred Compensation Plan for Non-Employee Directors.

During the first quarter ended July 3, 2016, the Company granted to management and other key employees 242,068 non-qualified stock options and 83,720 market condition-based share units that vest three years from the date of grant and 229,638 restricted stock units that vest 25% each year over four years from the date of grant.

Common stock activity during the first quarter ended July 3, 2016 included the vesting of 139,526 restricted stock units and 232,817 market condition-based share units and exercise of 263 stock options.

As of July 3, 2016, there were 451,668 non-qualified stock options, 413,763 restricted stock units and 446,113 market condition-based share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the first quarter ended July 3, 2016:

Shares outstanding as of March 31, 2016	43,189,502
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	237,453
Shares outstanding as of July 3, 2016	43,426,955

Treasury Stock

There were no repurchases of treasury stock during the first quarter ended July 3, 2016, and the Company held 10,923,274 shares as treasury stock, at July 3, 2016 and March 31, 2016.

Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI, net of tax, as of July 3, 2016 and March 31, 2016, are as follows:

	March 31, 2016	Before Reclassifications	Amounts Reclassified from AOCI	July 3, 2016
Pension funded status adjustment	$(21,861)	$—	$281	$(21,580)
Net unrealized (loss) gain on derivative instruments	388	1,225	(555)	1,058
Foreign currency translation adjustment	(75,876)	(23,085)	—	(98,961)
Accumulated other comprehensive income (loss)	$(97,349)	$(21,860)	$(274)	$(119,483)

The following table presents reclassifications from AOCI during the first quarter ended July 3, 2016:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(879)	Cost of goods sold
Tax expense	324
Net unrealized gain on derivative instruments, net of tax	$(555)

Defined benefit pension costs:
Prior service costs and deferrals	$397	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(116)
Net periodic benefit cost, net of tax	$281

The following table presents reclassifications from AOCI during the first quarter ended June 28, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,575	Cost of goods sold
Tax benefit	(580)
Net unrealized loss on derivative instruments, net of tax	$995

Defined benefit pension costs:
Prior service costs and deferrals	$451	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(128)
Net periodic benefit cost, net of tax	$323

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter ended July 3, 2016:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2016	$1,013,131	$5,304	$1,018,435
Total comprehensive income:
Net earnings	44,573	86	44,659
Net unrealized gain on derivative instruments, net of tax	670	—	670
Pension funded status adjustment, net of tax	281	—	281
Foreign currency translation adjustment	(23,085)	(246)	(23,331)
Total other comprehensive loss, net of tax	(22,134)	(246)	(22,380)
Total comprehensive income (loss)	22,439	(160)	22,279
Other changes in equity:
Cash dividends - common stock ($0.175 per share)	(7,600)	—	(7,600)
Other, including activity related to equity awards	(2,826)	—	(2,826)
Balance as of July 3, 2016	$1,025,144	$5,144	$1,030,288

The following demonstrates the change in redeemable noncontrolling interests during the first quarter ended July 3, 2016:

Redeemable Noncontrolling Interests
Balance as of March 31, 2016	$5,997
Net loss	(40)
Foreign currency translation adjustment	(9)
Balance as of July 3, 2016	$5,948

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended
	July 3, 2016	June 28, 2015
Net earnings attributable to EnerSys stockholders	$44,573	$48,387
Weighted-average number of common shares outstanding:
Basic	43,269,942	44,233,915
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	559,871	703,434
3.375% Convertible Notes due 2038 (1)	—	1,819,027
Diluted weighted-average number of common shares outstanding	43,829,813	46,756,376
Basic earnings per common share attributable to EnerSys stockholders	$1.03	$1.09
Diluted earnings per common share attributable to EnerSys stockholders	$1.02	$1.03
Anti-dilutive equity awards not included in diluted weighted-average common shares	389,956	—

(1) On July 17, 2015, the Company paid $172,388, in aggregate, towards the principal balance of the Convertible Notes, including accreted interest, cash equivalent of fractional shares issued towards conversion premium and settled the conversion premium by issuing, in the aggregate, 1,889,431 shares of its common stock, which were included in the diluted weighted average shares outstanding for the period prior to the extinguishment.

14. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA;

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

Summarized financial information related to the Company's reportable segments for the first quarters ended July 3, 2016 and June 28, 2015 is shown below:

	Quarter ended
	July 3, 2016	June 28, 2015
Net sales by segment to unaffiliated customers
Americas	$329,720	$317,026
EMEA	197,130	196,641
Asia	73,753	48,401
Total net sales	$600,603	$562,068
Net sales by product line
Reserve power	$296,041	$264,264
Motive power	304,562	297,804
Total net sales	$600,603	$562,068
Intersegment sales
Americas	$6,004	$10,040
EMEA	22,163	18,638
Asia	3,697	6,386
Total intersegment sales (1)	$31,864	$35,064
Operating earnings by segment
Americas	$43,310	$45,345
EMEA	19,836	20,552
Asia	4,183	10
Restructuring charges - Americas	(892)	(570)
Restructuring charges - EMEA	(269)	(648)
Restructuring charges - Asia	(136)	—
Gain on sale of facility - Asia	—	4,348
Total operating earnings (2)	$66,032	$69,037

(1)	Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

On August 3, 2016, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on September 30, 2016, to stockholders of record as of September 16, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys. EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in EnerSys’ filings with the Securities and Exchange Commission and its reports to stockholders. Generally, the inclusion of the words “anticipate,” “believe,” “expect,” “future,” “intend,” “estimate,” “will,” “plans,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management, and are applicable only as of the dates of such statements.

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2016 Annual Report on Form 10-K (the "2016 Annual Report") and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the first quarter of fiscal 2017, our selling prices remained relatively flat, compared to the comparable prior year period.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $414 million of available cash and cash equivalents and undrawn committed and uncommitted credit lines of approximately $478 million at July 3, 2016 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

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

Results of Operations

Net Sales

Segment sales

	Quarter ended July 3, 2016		Quarter ended June 28, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$329.7	54.9%	$317.0	56.4%	$12.7	4.0%
EMEA	197.1	32.8	196.7	35.0	0.4	0.2
Asia	73.8	12.3	48.4	8.6	25.4	52.4
Total net sales	$600.6	100.0%	$562.1	100.0%	$38.5	6.9%

Net sales increased $38.5 million or 6.9% in the first quarter of fiscal 2017 from the comparable period in fiscal 2016. This increase for the first quarter was the result of a 6% increase in organic volume and a 3% increase from acquisitions, partially offset by a 2% decrease due to foreign currency translation impact.

The Americas segment’s net sales increased $12.7 million or 4.0% in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016, primarily due to a 5% increase in organic volume and a 1% increase from acquisitions, partially offset by a 2% decrease due to foreign currency translation impact.

The EMEA segment’s net sales increased $0.4 million or 0.2% in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016, primarily due to a 3% increase in organic volume, partially offset by a 2% and 1% decrease due to foreign currency translation impact and pricing, respectively.

The Asia segment’s net sales increased $25.4 million or 52.4% in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016, primarily due to an increase in organic volume of 33%, acquisitions 23% and pricing 2%, partially offset by a 6% decrease due to foreign currency translation impact.

Product line sales

	Quarter ended July 3, 2016		Quarter ended June 28, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$296.0	49.3%	$264.3	47.0%	$31.7	12.0%
Motive power	304.6	50.7	297.8	53.0	6.8	2.3
Total net sales	$600.6	100.0%	$562.1	100.0%	$38.5	6.9%

Net sales of our reserve power products in the first quarter of fiscal 2017 increased $31.7 million or 12.0% compared to the first quarter of fiscal 2016. The increase was primarily due to a 10% and 5% increase in organic volume and acquisitions, respectively, partially offset by a 3% decrease due to foreign currency translation impact.

Net sales of our motive power products in the first quarter of fiscal 2017 increased by $6.8 million or 2.3% compared to the first quarter of fiscal 2016. The increase was primarily due to a 3% increase in organic volume and a 1% increase from pricing, partially offset by a 2% decrease due to foreign currency translation impact.

Gross Profit

	Quarter ended July 3, 2016		Quarter ended June 28, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$166.3	27.7%	$150.4	26.8%	$15.9	10.6%

Gross profit increased $15.9 million or 10.6% in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Gross profit, as a percentage of net sales, increased 90 basis points in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase in the gross profit margin in the current quarter compared to the prior year quarter is primarily due to higher organic volume in all three business segments and both product lines combined with lower commodity costs, partially offset by higher warranty and manufacturing costs.

Operating Items

	Quarter ended July 3, 2016		Quarter ended June 28, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$99.0	16.5%	$84.5	15.0%	$14.5	17.2%
Restructuring charges	$1.3	0.2%	$1.2	0.2%	$0.1	6.5%
Gain on sale of facility	$—	—%	$(4.3)	(0.7)%	$4.3	NM

NM = not meaningful

Operating expenses as a percentage of net sales increased 150 basis points in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Operating expenses, excluding the effect of foreign currency translation, increased $6.3 million or 7.6% in the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016. The increase in operating expenses as a percentage of sales in the first quarter of fiscal 2017 is primarily due to new acquisitions, payroll related expenses and professional services. In addition, we also recorded a charge of $7.3 million in operating expenses, related to the ERP system implementation in our Americas region, including a $6.3 million write-off of previously capitalized costs. We determined that previously capitalized costs associated with the implementation should be written off, after reassessing our software design subsequent to encountering difficulty in the roll out at our pilot location. These costs were previously included in the construction in progress balance within property, plant and equipment, net, in the Consolidated Condensed Balance Sheet. Selling expenses, our main component of operating expenses, were 53.1% of total operating expenses in the first quarter of fiscal 2017, compared to 56.3% of total operating expenses in the first quarter of fiscal 2016.

Restructuring charges

Included in our first quarter of fiscal 2017 operating results are restructuring charges in Americas, EMEA and Asia of $0.9 million, $0.3 million and $0.1 million, respectively, primarily for our Cleveland, Ohio charger manufacturing facility in the U.S., motive power assembly and distribution center in Italy as well as our European manufacturing operations, along with costs to complete the transfer of equipment and clean-up of its manufacturing facility located in Jiangdu, the People’s Republic of China, ( “PRC”).

Gain on sale of facility

During the first quarter of fiscal 2016, we sold our plant in Chaozhou, the PRC for $9.2 million and recorded a gain of $4.3 million.

Operating Earnings

	Quarter ended July 3, 2016		Quarter ended June 28, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$43.3	13.1%	$45.3	14.3%	$(2.0)	(4.5)%
EMEA	19.8	10.1	20.6	10.5	(0.8)	(3.5)
Asia	4.2	5.7	—	—	4.2	NM
Subtotal	67.3	11.2	65.9	11.7	1.4	2.2
Restructuring charges - Americas	(0.9)	(0.3)	(0.6)	(0.2)	(0.3)	56.5
Restructuring charges - EMEA	(0.3)	(0.1)	(0.6)	(0.3)	0.3	(58.5)
Restructuring charges - Asia	(0.1)	(0.2)	—	—	(0.1)	NM
Gain on sale of facility - Asia	—	—	4.3	9.0	(4.3)	NM
Total operating earnings	$66.0	11.0%	$69.0	12.3%	$(3.0)	(4.4)%

The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

Operating earnings decreased $3.0 million or 4.4% in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. Operating earnings, as a percentage of net sales, decreased 130 basis points in the first quarter of fiscal 2017, when compared to the first quarter of fiscal 2016. Higher organic volume in all three business segments and both product lines combined with lower commodity costs were offset by higher warranty and manufacturing costs and the write-off of previously capitalized costs related to the new ERP system in the Americas. Also contributing to the negative impact in the comparison of the current quarter to the prior year quarter, was the $4.3 million gain on sale of our plant in Chaozhou, the PRC recorded in the first quarter of fiscal 2016.

The Americas segment's operating earnings, excluding restructuring charges discussed above, decreased in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, with the operating margin decreasing 120 basis points. This decrease is attributable to the write-off of previously capitalized costs of $6.3 million related to the new ERP system, partially offset by higher organic volume, improved product mix in both product lines combined with lower commodity costs.

The EMEA segment's operating earnings, excluding restructuring charges discussed above, decreased in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, with the operating margin decreasing 40 basis points. This decrease primarily reflects weak reserve power telecom market demand in emerging markets.

Operating earnings increased in the Asia segment in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, primarily due to an increase of 33% in organic volume and increased sales to the telecom sector in the PRC.

Interest Expense

	Quarter ended July 3, 2016		Quarter ended June 28, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$5.7	0.9%	$6.3	1.1%	$(0.6)	(10.8)%

Interest expense of $5.7 million in the first quarter of fiscal 2017 (net of interest income of $0.4 million) was $0.6 million lower than the interest expense of $6.3 million in the first quarter of fiscal 2016 (net of interest income of $0.6 million).

The decrease in interest expense in the first quarter of fiscal 2017 compared to the comparable prior year period of fiscal 2016 was primarily due to the redemption of the Convertible Notes in fiscal 2016, which resulted in no interest on the Convertible Notes in the first quarter of fiscal 2017 compared to $2.5 million on the same in the prior year quarter, partially offset by higher average debt outstanding. Our average debt outstanding was $636.8 million in the first quarter of fiscal 2017, compared to $608.0 million in the first quarter of fiscal 2016. The increase in our average debt was mainly due to the the issuance of $300 million of the Notes in fiscal 2016, the net proceeds of which were used to redeem the Convertible Notes and fund an accelerated share repurchase program during fiscal 2016.

There was no accreted interest on the Convertible Notes in the first quarter of fiscal 2017. Accreted interest on the Convertible Notes was $1.3 million in the first quarter of fiscal 2016. Also included in interest expense are non-cash charges for amortization of debt issuance costs of $0.3 million in the first quarter of fiscal 2017 and $0.4 million in the first quarter of fiscal 2016.

Other (Income) Expense, Net

	Quarter ended July 3, 2016		Quarter ended June 28, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$1.3	0.3%	$0.7	0.2%	$0.6	NM

NM = not meaningful

Other (income) expense, net in the first quarter of fiscal 2017 was expense of $1.3 million compared to expense of $0.7 million in the first quarter of fiscal 2016. Foreign currency losses in the first quarter of fiscal 2017 were $1.0 million compared to the foreign currency losses of $1.4 million in the first quarter of fiscal 2016. Also contributing to the negative impact in the comparison of the current quarter to the prior year quarter, was a miscellaneous income of $1.2 million in the first quarter of fiscal 2016.

Earnings Before Income Taxes

	Quarter ended July 3, 2016		Quarter ended June 28, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$59.0	9.8%	$62.0	11.0%	$(3.0)	(4.8)%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2017 decreased $3.0 million, or 4.8%, compared to the first quarter of fiscal 2016.

Income Tax Expense

	Quarter ended July 3, 2016		Quarter ended June 28, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$14.4	2.4%	$14.1	2.5%	$0.3	2.6%
Effective tax rate	24.4%		22.7%		1.7%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarters of fiscal 2017 and 2016 were based on the estimated effective tax rates applicable for the full years ending March 31, 2017 and March 31, 2016, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The consolidated effective income tax rates were 24.4% and 22.7%, respectively, for the first quarters of fiscal 2017 and 2016. The rate increase in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 is primarily due to the subsequent recognition of a previously unrecognized tax position in fiscal 2016 related to one of the Company's foreign subsidiaries, as well as changes in mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 55% for the first quarter of fiscal 2017 compared to 57% for the first quarter of fiscal 2016. The foreign effective income tax rates for the first quarter of fiscal 2017 and 2016 were 14.4% and 12.8%, respectively. The rate increase compared to the prior year period is primarily due to the subsequent recognition of a previously unrecognized tax position in fiscal 2016 related to one of the Company's foreign subsidiaries, as well as changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of the our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report.

Liquidity and Capital Resources

Operating activities provided cash of $67.6 million in the first quarter of fiscal 2017 compared to $82.3 million in the comparable period of fiscal 2016. In the first quarter of fiscal 2017, cash provided by operating activities was primarily from net earnings of $44.6 million, depreciation and amortization of $13.8 million, non-cash charges relating to write-offs relating to restructuring and ERP implementation of $7.0 million, stock-based compensation of $5.1 million, provision of doubtful accounts of $0.9 million and non-cash interest of $0.3 million. Also contributing to our cash provided from operating activities was the decrease in primary working capital of $2.5 million, net of currency translation changes, compared to the decrease in primary working capital of $31.0 million in the prior year quarter.

In the first quarter of fiscal 2016, cash provided by operating activities was primarily from net earnings of $47.9 million, depreciation and amortization of $13.6 million, non-cash charges relating to stock-based compensation of $4.2 million and non-cash interest of $1.8 million, offset by a gain of $4.3 million on sale of our facility in the PRC and deferred taxes of $4.4 million. Also contributing to our cash provided from operating activities was the decrease in primary working capital of $31.0 million, net of currency translation changes, offset by decrease of $7.7 million in other accrued expenses primarily for payments related to sales and payroll related incentives.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $586.5 million (yielding a primary working capital percentage of 24.4%) at July 3, 2016, $593.4 million (yielding a primary working capital percentage of 24.3%) at March 31, 2016 and $624.9 million at June 28, 2015 (yielding a primary working capital percentage of 27.8%). The primary working capital percentage of 24.4% at July 3, 2016 is 10 basis points higher than that for March 31, 2016, and is 340 basis points lower than that for the prior year period. Primary working capital percentage increased during the first quarter of fiscal 2017 largely due to higher inventory levels and lower sales volume offset by lower accounts receivable. The improvement in primary working capital in the current quarter compared to the prior year quarter is due in part, to the current quarter ending after June 30, 2016, which allowed collection of more trade receivables.

Primary working capital and primary working capital percentages at July 3, 2016, March 31, 2016 and June 28, 2015 are computed as follows:

(In Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
July 3, 2016	$456.1	$351.6	$(221.2)	$586.5	$2,402.4	24.4%
March 31, 2016	490.8	331.0	(228.4)	593.4	2,445.9	24.3
June 28, 2015	504.4	353.5	(233.0)	624.9	2,248.3	27.8

Investing activities used cash of $19.8 million in the first quarter of fiscal 2017 and were primarily comprised of capital expenditures of $7.5 million, and acquisitions of $12.4 million.

Investing activities used cash of $11.4 million in the first quarter of fiscal 2016 and were primarily comprised of capital expenditures of $19.7 million offset by proceeds from the sale of our manufacturing facility in Chaozhou, the PRC for $9.2 million.

Financing activities used cash of $23.5 million in the first quarter of fiscal 2017 primarily due to revolver borrowings and repayments of $84.3 million and $79.3 million, respectively, repayment of our Term Loan of $3.8 million, payment of cash dividends to our stockholders of $7.6 million, and payment of taxes related to net share settlement of equity awards of $7.6 million. Net borrowings on short-term debt were $9.5 million.

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

As a result of the above, total cash and cash equivalents increased by $16.3 million to $413.6 million, in the first quarter of fiscal 2017 compared to an increase by $175.9 million to $444.8 million, in the comparable period of fiscal 2016.

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
We are in compliance with all covenants and conditions under our credit agreement. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2016 Annual Report and Note 9 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2016 Annual Report for the year ended March 31, 2016. As of July 3, 2016, we had no significant changes to our contractual obligations table contained in our 2016 Form 10-K.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at July 3, 2016 are $0.7 million (pre-tax). Those contracts that result in an asset position at July 3, 2016 are $1.7 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $3.3 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
July 3, 2016	$18.5	23.9	$0.77	5%
March 31, 2016	21.6	27.4	0.79	6
June 28, 2015	94.2	110.4	0.85	21

(1)	Based on approximate annual lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, we believe approximately 39% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at July 3, 2016, lead purchased by July 3, 2016 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program. The quantity of lead hedged, compared to the prior year quarter is in part, due to stability in the price of lead.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $14 million in the first quarter of fiscal 2017.

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

To hedge these exposures, we have entered into forward contracts and options with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of July 3, 2016 and March 31, 2016 were $24.3 million and $29.4 million, respectively. The details of contracts outstanding as of July 3, 2016 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$7.3	$/€	1.13	4%
Sell Euros for Polish zloty	6.5	PLN/€	4.42	8
Sell Euros for British pounds	5.4	£/€	0.77	37
Sell Malaysian Ringgit for Euros	2.7	MYR/€	4.71	81
Sell Australian dollars for U.S. dollars	1.0	$/AUD	0.74	6
Sell Australian dollars for British pounds	0.7	AUD/£	1.92	8
Other	0.7
Total	$24.3

(1)	Based on the fiscal year currency requirements.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2016 Annual Report for the year ended March 31, 2016, which could materially affect our business, financial condition or future results, and the following:

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum in June 2016 in which voters in the United Kingdom (the “U.K.”) approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”, it is anticipated that the British government will begin discussions on the terms of the U.K.’s exit from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

The announcement of Brexit caused significant volatility in global stock and bond markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, especially the British Pound. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results.

The approval of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers, especially those with significant exposure to the U.K., to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the number of shares of common stock we purchased from participants in our equity incentive plans as well as repurchases of common stock authorized by the Board of Directors. As provided by the Company’s equity incentive plans, (a) vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the Company’s equity incentive plans to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise and (b) the withholding tax requirements related to the vesting and settlement of restricted stock units and market condition-based share units may be satisfied by the surrender of shares of the Company’s common stock.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)		(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
April 1 – May 1, 2016	—	$—		—	$25,000,000
May 2 – May 29, 2016	129,130	58.10	(2)	—	25,000,000
May 30 – July 3, 2016	263	64.90		—	25,000,000
Total	129,393	$58.11		—

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.

Item 4.	Mine Safety Disclosures

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to EnerSys' Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Chief Financial Officer
Date: August 10, 2016

EnerSys
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to EnerSys' Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document