Form 10-Q
period 2016-10-02
EnerSys
filed 2016-11-09
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

Common Stock outstanding at November 4, 2016: 43,430,129 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	October 2, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$440,286	$397,307
Accounts receivable, net of allowance for doubtful accounts: October 2, 2016 - $13,148; March 31, 2016 - $11,393	462,724	490,799
Inventories, net	370,041	331,081
Prepaid and other current assets	90,144	77,052
Total current assets	1,363,195	1,296,239
Property, plant, and equipment, net	347,853	357,409
Goodwill	347,727	353,547
Other intangible assets, net	161,013	159,658
Deferred taxes	32,464	33,530
Other assets	12,586	14,105
Total assets	$2,264,838	$2,214,488
Liabilities and Equity
Current liabilities:
Short-term debt	$21,731	$22,144
Accounts payable	210,131	228,442
Accrued expenses	224,908	200,585
Total current liabilities	456,770	451,171
Long-term debt, net of unamortized debt issuance costs	599,415	606,221
Deferred taxes	47,369	46,008
Other liabilities	82,089	86,656
Total liabilities	1,185,643	1,190,056
Commitments and contingencies
Redeemable noncontrolling interests	3,177	5,997
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at October 2, 2016 and at March 31, 2016	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 54,350,253 shares issued and 43,426,979 shares outstanding at October 2, 2016; 54,112,776 shares issued and 43,189,502 shares outstanding at March 31, 2016	543	541
Additional paid-in capital	454,205	452,097
Treasury stock, at cost, 10,923,274 shares held as of October 2, 2016 and as of March 31, 2016	(439,800)	(439,800)
Retained earnings	1,172,283	1,097,642
Accumulated other comprehensive loss	(116,346)	(97,349)
Total EnerSys stockholders’ equity	1,070,885	1,013,131
Nonredeemable noncontrolling interests	5,133	5,304
Total equity	1,076,018	1,018,435
Total liabilities and equity	$2,264,838	$2,214,488
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	October 2, 2016	September 27, 2015
Net sales	$576,048	$569,134
Cost of goods sold	412,094	414,195
Inventory write-off relating to exit activities - See Note 8	2,659	—
Gross profit	161,295	154,939
Operating expenses	93,493	89,561
Restructuring and other exit charges - See Note 8	4,893	2,629
Legal proceedings charge	—	3,201
Operating earnings	62,909	59,548
Interest expense	5,513	5,020
Other (income) expense, net	(582)	736
Earnings before income taxes	57,978	53,792
Income tax expense	15,185	14,024
Net earnings	42,793	39,768
Net losses attributable to noncontrolling interests	(2,843)	(257)
Net earnings attributable to EnerSys stockholders	$45,636	$40,025
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.05	$0.89
Diluted	$1.04	$0.87
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	43,426,955	44,944,027
Diluted	43,949,543	46,005,399
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	October 2, 2016	September 27, 2015
Net sales	$1,176,651	$1,131,202
Cost of goods sold	846,363	825,848
Inventory write-off relating to exit activities - See Note 8	2,659	—
Gross profit	327,629	305,354
Operating expenses	192,498	174,069
Restructuring and other exit charges - See Note 8	6,190	3,847
Legal proceedings charge	—	3,201
Gain on sale of facility	—	(4,348)
Operating earnings	128,941	128,585
Interest expense	11,174	11,367
Other (income) expense, net	751	1,431
Earnings before income taxes	117,016	115,787
Income tax expense	29,604	28,085
Net earnings	87,412	87,702
Net losses attributable to noncontrolling interests	(2,797)	(710)
Net earnings attributable to EnerSys stockholders	$90,209	$88,412
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.08	$1.98
Diluted	$2.06	$1.91
Dividends per common share	$0.35	$0.35
Weighted-average number of common shares outstanding:
Basic	43,348,449	44,588,971
Diluted	43,889,678	46,380,887
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net earnings	$42,793	$39,768	$87,412	$87,702
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments, net of tax	1,758	(4,444)	2,428	(5,437)
Pension funded status adjustment, net of tax	268	315	549	638
Foreign currency translation adjustment	1,172	(28,202)	(22,168)	(7,655)
Total other comprehensive (loss) income, net of tax	3,198	(32,331)	(19,191)	(12,454)
Total comprehensive income	45,991	7,437	68,221	75,248
Comprehensive loss attributable to noncontrolling interests	(2,782)	(1,048)	(2,991)	(1,576)
Comprehensive income attributable to EnerSys stockholders	$48,773	$8,485	$71,212	$76,824
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	October 2, 2016	September 27, 2015
Cash flows from operating activities
Net earnings	$87,412	$87,702
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,139	27,851
Write-off of assets relating to restructuring and other exit charges	3,982	328
Non-cash write-off of property, plant and equipment	6,300	—
Derivatives not designated in hedging relationships:
Net losses	177	294
Cash (settlements) proceeds	(866)	801
Provision for doubtful accounts	1,919	2,369
Deferred income taxes	1,280	(3,318)
Non-cash interest expense	694	2,104
Stock-based compensation	9,857	10,338
Gain on sale of facility	—	(4,348)
Gain on disposal of property, plant, and equipment	(47)	(13)
Reversal of legal accrual, net of fees	—	(799)
Changes in assets and liabilities:
Accounts receivable	21,177	40,899
Inventories	(41,205)	(4,799)
Prepaid and other current assets	(10,994)	3,338
Other assets	1,193	(1,195)
Accounts payable	(18,063)	2,577
Accrued expenses	20,625	8,642
Other liabilities	3,293	1,849
Net cash provided by operating activities	113,873	174,620

Cash flows from investing activities
Capital expenditures	(20,713)	(33,519)
Purchase of businesses	(12,392)	(39,079)
Proceeds from sale of facility	—	9,179
Proceeds from disposal of property, plant, and equipment	194	780
Net cash used in investing activities	(32,911)	(62,639)

Cash flows from financing activities
Net (decrease) increase in short-term debt	(676)	5,787
Proceeds from revolving credit borrowings	135,700	270,000
Repayments of revolving credit borrowings	(135,700)	(250,000)
Proceeds from long-term debt	—	300,000
Repayments of Convertible Notes	—	(172,266)
Repayments of long-term debt	(7,500)	(1,875)
Debt issuance costs	—	(4,971)
Option proceeds	5	63
Payment of taxes related to net share settlement of equity awards	(7,644)	(15,348)
Excess tax benefits from exercise of stock options and vesting of equity awards	—	3,450
Purchase of treasury stock	—	(120,637)
Prepayment of accelerated stock repurchase	—	(60,000)
Dividends paid to stockholders	(15,200)	(15,553)
Other	(52)	(45)
Net cash used in financing activities	(31,067)	(61,395)
Effect of exchange rate changes on cash and cash equivalents	(6,916)	1,058
Net increase in cash and cash equivalents	42,979	51,644
Cash and cash equivalents at beginning of period	397,307	268,921
Cash and cash equivalents at end of period	$440,286	$320,565
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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017, with early adoption permissible one year earlier. The standard permits the use of either modified retrospective or full retrospective transition methods. The Company has not yet selected a transition method and is currently evaluating the impact, if any, of the adoption of this newly issued guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This update is effective for reporting periods beginning after December 15, 2018, using a modified retrospective approach, with early adoption permitted. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)”. This update simplifies several aspects related to how share-based payments are accounted for and presented in the financial statements, including the accounting for forfeitures and tax-effects related to share-based payments at settlement, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this standard for the quarter ended July 3, 2016. The impact of the adoption of this standard was as follows:

•	approximately $740 of excess tax benefits was recorded through income tax expense for the six months of fiscal 2017 as a discrete item, adopted on a prospective basis;

•	excess tax benefits were included within operating cash flows adopted on a prospective basis;

•	cash paid by the Company when directly withholding shares to satisfy an employee's statutory tax obligations continued to be classified as a financing activity; and

•	no impact on prior periods due to adopting the guidance on a prospective basis.

The Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.

2. Inventories

Inventories, net consist of:

	October 2, 2016	March 31, 2016
Raw materials	$91,435	$84,198
Work-in-process	108,117	104,085
Finished goods	170,489	142,798
Total	$370,041	$331,081

3. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of October 2, 2016 and March 31, 2016 and the basis for that measurement:

	Total Fair Value Measurement October 2, 2016	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$2,433	$—	$2,433	$—
Foreign currency forward contracts	65	—	65	—
Total derivatives	$2,498	$—	$2,498	$—

	Total Fair Value Measurement March 31, 2016	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(499)	$—	$(499)	$—
Foreign currency forward contracts	(988)	—	(988)	—
Total derivatives	$(1,487)	$—	$(1,487)	$—

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

The Company's 5.00% Senior Notes due 2023 (the “Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 100% and 96% of face value on October 2, 2016 and March 31, 2016, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at October 2, 2016 and March 31, 2016 were as follows:

	October 2, 2016		March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$2,498	$2,498	$—	$—
Financial liabilities:
Notes (2)	$300,000	$300,000	$300,000	$288,000
Derivatives (1)	—	—	1,487	1,487

(1)	Represents lead and foreign currency forward contracts (see Note 4 for asset and liability positions of the lead and foreign currency forward contracts at October 2, 2016 and March 31, 2016).

(2)	The fair value amount of the Notes at October 2, 2016 and March 31, 2016 represent the trading value of the Notes.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at October 2, 2016 and March 31, 2016 were 23.1 million pounds and 27.4 million pounds, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of October 2, 2016 and March 31, 2016, the Company had entered into a total of $17,621 and $18,206, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $4,485 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statement of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of October 2, 2016 and March 31, 2016, the notional amount of these contracts was $16,362 and $11,156, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
October 2, 2016 and March 31, 2016

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	October 2, 2016	March 31, 2016	October 2, 2016	March 31, 2016
Prepaid and other current assets
Lead forward contracts	$2,433	$—	$—	$—
Foreign currency forward contracts	14	—	51	—
Total assets	$2,447	$—	$51	$—
Accrued expenses
Lead forward contracts	$—	$499	$—	$—
Foreign currency forward contracts	—	350	—	638
Total liabilities	$—	$849	$—	$638

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 2, 2016

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$2,807	Cost of goods sold	$217
Foreign currency forward contracts	150	Cost of goods sold	(46)
Total	$2,957		$171

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$125
Total		$125

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 27, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(4,026)	Cost of goods sold	$2,389
Foreign currency forward contracts	(513)	Cost of goods sold	124
Total	$(4,539)		$2,513

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(285)
Total		$(285)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 2, 2016

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$4,620	Cost of goods sold	$1,276
Foreign currency forward contracts	278	Cost of goods sold	(226)
Total	$4,898		$1,050

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(177)
Total		$(177)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 27, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(5,115)	Cost of goods sold	$(3,013)
Foreign currency forward contracts	(2,573)	Cost of goods sold	3,951
Total	$(7,688)		$938

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(294)
Total		$(294)

5. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarters of fiscal 2017 and 2016 was based on the estimated effective tax rates applicable for the full years ending March 31, 2017 and March 31, 2016, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of the Company's consolidated income before taxes.

The consolidated effective income tax rates were 26.2% and 26.1%, respectively, for the second quarters of fiscal 2017 and 2016 and 25.3% and 24.3%, respectively, for the six months of fiscal 2017 and 2016. The rate increase in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 is primarily due to the subsequent recognition in fiscal 2016 of a domestic deferred tax asset related to executive compensation and changes in the mix of earnings among tax jurisdictions. The rate increase in the six months of fiscal 2017 compared to the six months of fiscal 2016 is primarily due to the subsequent recognition in fiscal 2016 of a domestic deferred tax asset related to executive compensation and a previously unrecognized tax position related to one of the Company's foreign subsidiaries, and changes in mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 57% for the six months of fiscal 2017 compared to 57% for the six months of fiscal 2016. The foreign effective income tax rates for the six months of fiscal 2017 and 2016 were 14.5% and 12.4%, respectively. The rate increase compared to the prior year period is primarily due to the subsequent recognition of a previously unrecognized tax position in fiscal 2016 related to one of the Company's foreign subsidiaries, as well as changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

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

	Quarter ended		Six months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Balance at beginning of period	$48,075	$39,785	$48,422	$39,810
Current period provisions	5,611	4,698	10,847	8,583
Costs incurred	(5,883)	(4,147)	(8,242)	(8,508)
Foreign currency translation adjustment	309	(196)	(2,915)	255
Balance at end of period	$48,112	$40,140	$48,112	$40,140

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

European Competition Investigations

Certain of the Company’s European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. The Company is responding to inquiries related to these matters. The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. As of October 2, 2016 and March 31, 2016, the Company had a reserve balance of $1,923 and $2,038, respectively, in connection with these remaining investigations and other related legal charges. The change in the reserve balance between October 2, 2016 and March 31, 2016 was solely due to foreign currency translation impact. For the German and Dutch regulatory proceedings, the Company does not believe that such an estimate can be made at this time given the current stage of these proceedings. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,123 as of October 2, 2016 and March 31, 2016. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at October 2, 2016 and March 31, 2016, the Company has hedged the price to purchase approximately 23.1 million pounds and 27.4 million pounds of lead, respectively, for a total purchase price of $19,627 and $21,628, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany financing and intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $33,983 and $29,362, respectively, of foreign currency forward contracts with financial institutions as of October 2, 2016 and March 31, 2016.

8. Restructuring and Other Exit Charges

During the second quarter of fiscal 2016, the Company announced a restructuring to improve efficiencies primarily related to its motive power assembly and distribution center in Italy and its sales and administration organizations in EMEA. In addition, during the third quarter of fiscal 2016, the Company announced a further restructuring related to its manufacturing operations in Europe. The Company estimates that the total charges for these actions will amount to approximately $6,500, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 120 employees upon completion. In fiscal 2016, the Company recorded restructuring charges of $5,232 and recorded an additional $626 during the six months of fiscal 2017. The Company incurred $2,993 in costs against the accrual in fiscal 2016 and incurred an additional $2,266 against the accrual during the six months of fiscal 2017. As of October 2, 2016, the reserve balance associated with these actions is $563. The Company expects to be committed to an additional $600 of restructuring charges related to these actions during fiscal 2017, and expects to complete the program during fiscal 2017.

During the second quarter of fiscal 2016, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in the Americas. The program, which was completed during the first quarter of fiscal 2017, consisted of closing its Cleveland, Ohio charger manufacturing facility and the transfer of charger production to other Americas manufacturing facilities. The total charges for all actions associated with this program amounted to $2,379, primarily from cash charges for employee severance-related payments and other charges of $1,043, along with a pension curtailment charge of $313 and non-cash charges related to the accelerated depreciation of fixed assets of $1,023. The program resulted in the reduction of approximately 100 employees at its Cleveland facility. In fiscal 2016, the Company recorded restructuring charges of $1,488 including a pension curtailment charge of $313 and non-cash charges of $305 and recorded an additional $174 in cash charges and $718 in non-cash charges during the first quarter of fiscal 2017. The Company incurred $119 in costs against the accrual in fiscal 2016 and incurred an additional $924 against the accrual during the first quarter of fiscal 2017.

During the first and second quarters of fiscal 2017, the Company announced restructuring programs to improve efficiencies primarily related to its motive power production in EMEA. The Company estimates that the total charges for these actions will amount to approximately $4,500, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 45 employees upon completion. During the six months of fiscal 2017, the Company recorded restructuring charges of $1,333 and incurred $61 in costs against the accrual. As of October 2, 2016, the reserve balance associated with these actions is $1,273. The Company expects to be committed to an additional $3,100 in restructuring charges related to this action through fiscal 2018, when it expects to complete this program.

During the first quarter of fiscal 2017, the Company announced a restructuring primarily to complete the transfer of equipment and clean-up of its manufacturing facility located in Jiangdu, the People’s Republic of China, which stopped production during the first quarter of fiscal 2016. The Company estimates that the total cash charges for these actions will amount to approximately $600. During the six months of fiscal 2017, the Company recorded charges of $483 and incurred $483 in costs against the accrual. As of October 2, 2016, the reserve balance associated with these actions is $0. The Company expects to be committed to an additional $100 in charges related to this action through fiscal 2017, when it expects to complete this program.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2016	$2,964	$25	$2,989
Accrued	1,857	759	2,616
Costs incurred	(3,224)	(510)	(3,734)
Foreign currency impact and other	(34)	(1)	(35)
Balance as of October 2, 2016	$1,563	$273	$1,836

Other Exit Charges

During the second quarter of fiscal 2017, the Company recorded exit charges of $5,515 related to the South Africa joint venture, consisting of cash charges of $2,251 primarily relating to severance and non-cash charges of $3,264. Included in the non-cash charges are $2,659 relating to the write-off of inventory which is reported in cost of goods sold. Weakening of the general economic environment in South Africa, exacerbated by limited growth in the mining industry and competitive products flooding the market, have affected the joint venture’s ability to compete effectively in the marketplace and consequently, the Company has initiated an exit plan in consultation with its joint venture partner. The Company expects to be committed to approximately $5,000 of additional exit charges in fiscal 2017.

9. Debt

The following summarizes the Company’s long-term debt as of October 2, 2016 and March 31, 2016:

	October 2, 2016		March 31, 2016
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$4,058	$300,000	$4,370
2011 Credit Facility, due 2018	305,000	1,527	312,500	1,909
	$605,000	$5,585	$612,500	$6,279
Less: Unamortized issuance costs	5,585		6,279
Long-term debt, net of unamortized issuance costs	$599,415		$606,221

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

2011 Credit Facility

The Company is party to a $500,000 senior secured revolving credit facility and a $150,000 senior secured incremental term loan (the “Term Loan”) that matures on September 30, 2018, comprising the “2011 Credit Facility”. The quarterly installments payable on the Term Loan were $1,875 beginning June 30, 2015 and $3,750 beginning June 30, 2016 with a final payment of $108,750 on September 30, 2018. The 2011 Credit Facility may be increased by an aggregate amount of $300,000 in revolving commitments and/or one or more new tranches of term loans, under certain conditions. Both revolving loans and the Term Loan under the 2011 Credit Facility bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus between 1.25% and 1.75% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which is the highest of (a) the Bank of America prime rate, and (b) the Federal Funds Effective Rate) plus between 0.25% and 0.75% (based on the Company’s consolidated net leverage ratio). Obligations under the 2011 Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the credit facility and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The current portion of the Term Loan of $15,000 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under its 2011 Credit Facility.

As of October 2, 2016, the Company had $170,000 outstanding in revolver borrowings and $135,000 under its Term Loan borrowings.

Short-Term Debt

As of October 2, 2016 and March 31, 2016, the Company had $21,731 and $22,144, respectively, of short-term borrowings. The weighted-average interest rate on these borrowings was approximately 8% at October 2, 2016 and March 31, 2016.

Letters of Credit

As of October 2, 2016 and March 31, 2016, the Company had $4,070 and $2,693, respectively, of standby letters of credit.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $347 and $341, respectively, during the quarters ended October 2, 2016 and September 27, 2015 and $694 and $774 for the six months ended October 2, 2016 and September 27, 2015, respectively. Debt issuance costs, net of accumulated amortization, totaled $5,585 and $6,279, respectively, at October 2, 2016 and March 31, 2016.

Available Lines of Credit

As of October 2, 2016 and March 31, 2016, the Company had available and undrawn, under all its lines of credit, $473,101 and $472,187, respectively, including $145,026 and $144,112, respectively, of uncommitted lines of credit as of October 2, 2016 and March 31, 2016.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Service cost	$91	$108	$223	$208
Interest cost	170	170	467	486
Expected return on plan assets	(204)	(215)	(472)	(576)
Amortization and deferral	132	125	253	319
Net periodic benefit cost	$189	$188	$471	$437

	United States Plans		International Plans
	Six months ended		Six months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Service cost	$182	$246	$446	$416
Interest cost	340	338	961	971
Expected return on plan assets	(408)	(430)	(982)	(1,152)
Amortization and deferral	264	259	518	636
Net periodic benefit cost	$378	$413	$943	$871

11. Stock-Based Compensation

As of October 2, 2016, the Company maintains the Second Amended and Restated EnerSys 2010 Equity Incentive Plan, (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based share units and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $4,790 for the second quarter of fiscal 2017 and $6,099 for the second quarter of fiscal 2016. Stock-based compensation expense was $9,857 for the six months of fiscal 2017 and $10,338 for the six months of fiscal 2016. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards, except for awards issued to certain retirement-eligible participants, which are expensed on an accelerated basis.

During the six months ended October 2, 2016, the Company granted to non-employee directors 22,401 restricted stock units, pursuant to the 2010 EIP.

During the six months ended October 2, 2016, the Company granted to management and other key employees 242,068 non-qualified stock options and 83,720 market condition-based share units that vest three years from the date of grant, and 235,358 restricted stock units that vest 25% each year over four years from the date of grant.

Common stock activity during the six months ended October 2, 2016 included the vesting of 139,526 restricted stock units and 232,817 market condition-based share units and the exercise of 263 stock options.

As of October 2, 2016, there were 451,668 non-qualified stock options, 621,748 restricted stock units and 447,558 market condition-based share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the six months ended October 2, 2016:

Shares outstanding as of March 31, 2016	43,189,502
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	237,477
Shares outstanding as of October 2, 2016	43,426,979

Treasury Stock

There were no repurchases of treasury stock during the six months ended October 2, 2016, and the Company held 10,923,274 shares as treasury stock at October 2, 2016 and March 31, 2016.

Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI, net of tax, as of October 2, 2016 and March 31, 2016, are as follows:

	March 31, 2016	Before Reclassifications	Amounts Reclassified from AOCI	October 2, 2016
Pension funded status adjustment	$(21,861)	$—	$549	$(21,312)
Net unrealized (loss) gain on derivative instruments	388	3,091	(663)	2,816
Foreign currency translation adjustment	(75,876)	(21,974)	—	(97,850)
Accumulated other comprehensive income (loss)	$(97,349)	$(18,883)	$(114)	$(116,346)

The following table presents reclassifications from AOCI during the second quarter ended October 2, 2016:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(171)	Cost of goods sold
Tax expense	63
Net unrealized gain on derivative instruments, net of tax	$(108)

Defined benefit pension costs:
Prior service costs and deferrals	$385	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(117)
Net periodic benefit cost, net of tax	$268

The following table presents reclassifications from AOCI during the second quarter ended September 27, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(2,513)	Cost of goods sold
Tax expense	929
Net unrealized gain on derivative instruments, net of tax	$(1,584)

Defined benefit pension costs:
Prior service costs and deferrals	$444	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(129)
Net periodic benefit cost, net of tax	$315

The following table presents reclassifications from AOCI during the six months ended October 2, 2016:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(1,050)	Cost of goods sold
Tax expense	387
Net unrealized gain on derivative instruments, net of tax	$(663)

Defined benefit pension costs:
Prior service costs and deferrals	$782	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(233)
Net periodic benefit cost, net of tax	$549

The following table presents reclassifications from AOCI during the six months ended September 27, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(938)	Cost of goods sold
Tax expense	349
Net unrealized gain on derivative instruments, net of tax	$(589)

Defined benefit pension costs:
Prior service costs and deferrals	$895	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(257)
Net periodic benefit cost, net of tax	$638

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the six months ended October 2, 2016:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2016	$1,013,131	$5,304	$1,018,435
Total comprehensive income:
Net earnings	90,209	85	90,294
Net unrealized gain on derivative instruments, net of tax	2,428	—	2,428
Pension funded status adjustment, net of tax	549	—	549
Foreign currency translation adjustment	(21,974)	(256)	(22,230)
Total other comprehensive loss, net of tax	(18,997)	(256)	(19,253)
Total comprehensive income (loss)	71,212	(171)	71,041
Other changes in equity:
Cash dividends - common stock ($0.35 per share)	(15,200)	—	(15,200)
Other, including activity related to equity awards	1,742	—	1,742
Balance as of October 2, 2016	$1,070,885	$5,133	$1,076,018

The following demonstrates the change in redeemable noncontrolling interests during the six months ended October 2, 2016:

Redeemable Noncontrolling Interests
Balance as of March 31, 2016	$5,997
Net loss	(2,882)
Foreign currency translation adjustment	62
Balance as of October 2, 2016	$3,177

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net earnings attributable to EnerSys stockholders	$45,636	$40,025	$90,209	$88,412
Weighted-average number of common shares outstanding:
Basic	43,426,955	44,944,027	43,348,449	44,588,971
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	522,588	666,875	541,229	685,154
3.375% Convertible Notes due 2038 (1)	—	394,497	—	1,106,762
Diluted weighted-average number of common shares outstanding	43,949,543	46,005,399	43,889,678	46,380,887
Basic earnings per common share attributable to EnerSys stockholders	$1.05	$0.89	$2.08	$1.98
Diluted earnings per common share attributable to EnerSys stockholders	$1.04	$0.87	$2.06	$1.91
Anti-dilutive equity awards not included in diluted weighted-average common shares	245,199	742	317,578	742

(1) On July 17, 2015, the Company paid $172,388, in aggregate, towards the principal balance of the 3.375% Convertible Notes due 2038, including accreted interest, cash equivalent of fractional shares issued towards conversion premium and settled the conversion premium by issuing, in the aggregate, 1,889,431 shares of its common stock, which were included in the diluted weighted average shares outstanding for the period prior to the extinguishment.

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

Summarized financial information related to the Company's reportable segments for the second quarter and six months ended October 2, 2016 and September 27, 2015 is shown below:

	Quarter ended		Six months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net sales by segment to unaffiliated customers
Americas	$324,824	$322,482	$654,544	$639,508
EMEA	180,566	189,426	377,696	386,067
Asia	70,658	57,226	144,411	105,627
Total net sales	$576,048	$569,134	$1,176,651	$1,131,202
Net sales by product line
Reserve power	$277,449	$274,236	$573,490	$538,500
Motive power	298,599	294,898	603,161	592,702
Total net sales	$576,048	$569,134	$1,176,651	$1,131,202
Intersegment sales
Americas	$6,981	$6,667	$12,985	$16,707
EMEA	21,937	23,824	44,100	42,462
Asia	8,088	6,346	11,785	12,732
Total intersegment sales (1)	$37,006	$36,837	$68,870	$71,901
Operating earnings by segment
Americas	$49,890	$48,427	$93,200	$93,772
EMEA	16,997	17,141	36,833	37,693
Asia	3,574	(190)	7,757	(180)
Restructuring charges - Americas	—	—	(892)	(570)
Inventory write-off relating to exit activities - EMEA	(2,659)	—	(2,659)	—
Restructuring charges - EMEA	(4,547)	(1,905)	(4,816)	(2,553)
Restructuring charges - Asia	(346)	(724)	(482)	(724)
Reversal of legal accrual, net of fees - Americas	—	799	—	799
Legal proceedings charge - EMEA	—	(4,000)	—	(4,000)
Gain on sale of facility - Asia	—	—	—	4,348
Total operating earnings (2)	$62,909	$59,548	$128,941	$128,585

(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.
(2) The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

On November 2, 2016, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on December 30, 2016, to stockholders of record as of December 16, 2016.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the second quarter of fiscal 2017, our selling prices remained relatively flat, compared to the comparable prior year period.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $440 million of available cash and cash equivalents and available and undrawn credit lines of approximately $473 million at October 2, 2016 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

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

Results of Operations

Net Sales

Segment sales

	Quarter ended October 2, 2016		Quarter ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$324.8	56.4%	$322.5	56.7%	$2.3	0.7%
EMEA	180.6	31.4	189.4	33.3	(8.8)	(4.7)
Asia	70.6	12.2	57.2	10.0	13.4	23.5
Total net sales	$576.0	100.0%	$569.1	100.0%	$6.9	1.2%

	Six months ended October 2, 2016		Six months ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$654.5	55.6%	$639.5	56.5%	$15.0	2.4%
EMEA	377.7	32.1	386.1	34.1	(8.4)	(2.2)
Asia	144.4	12.3	105.6	9.4	38.8	36.7
Total net sales	$1,176.6	100.0%	$1,131.2	100.0%	$45.4	4.0%

Net sales increased $6.9 million or 1.2% in the second quarter of fiscal 2017 from the comparable period in fiscal 2016. This increase for the second quarter was the result of a 2% increase in organic volume and a 1% increase from acquisitions, partially offset by a 2% decrease due to foreign currency translation impact.

Net sales increased $45.4 million or 4.0% in the six months of fiscal 2017 from the comparable period in fiscal 2016. This increase was the result of a 4% increase in organic volume and a 2% increase from acquisitions, partially offset by a 2% decrease due to foreign currency translation impact.

The Americas segment’s net sales increased $2.3 million or 0.7% in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016, primarily due to a 1% increase in pricing and acquisitions each, partially offset by a 1% decrease due to foreign currency translation impact. Net sales increased $15.0 million or 2.4% in the six months of fiscal 2017, as compared to the six months of fiscal 2016, primarily due to an increase of approximately 2% in organic volume and a 1% increase in pricing and acquisitions each, partially offset by a 2% decrease due to foreign currency translation impact.

The EMEA segment’s net sales decreased $8.8 million or 4.7% in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016, primarily due to a 3% decrease due to foreign currency translation impact and a 1% decrease in both organic volume and pricing. Net sales decreased $8.4 million or 2.2% in the six months of fiscal 2017, as compared to the six months of fiscal 2016, primarily due to a decrease of 2% due to foreign currency translation impact and a 1% decrease in pricing, partially offset by a 1% increase from organic volume.

The Asia segment’s net sales increased $13.4 million or 23.5% in the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2016, primarily due to an increase in organic volume, acquisitions, foreign currency translation impact and pricing of 17%, 4%, 1% and 1%, respectively. Net sales increased $38.8 million or 36.7% in the six months of fiscal 2017, as compared to the six months of fiscal 2016, primarily due to an increase in organic volume, acquisitions and pricing of 24%, 13% and 2%, respectively, partially offset by a 2% decrease due to foreign currency translation impact.

Product line sales

	Quarter ended October 2, 2016		Quarter ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$277.4	48.2%	$274.2	48.2%	$3.2	1.2%
Motive power	298.6	51.8	294.9	51.8	3.7	1.3
Total net sales	$576.0	100.0%	$569.1	100.0%	$6.9	1.2%

	Six months ended October 2, 2016		Six months ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$573.4	48.7%	$538.5	47.6%	$34.9	6.5%
Motive power	603.2	51.3	592.7	52.4	10.5	1.8
Total net sales	$1,176.6	100.0%	$1,131.2	100.0%	$45.4	4.0%

Net sales of our reserve power products in the second quarter of fiscal 2017 increased $3.2 million or 1.2% compared to the second quarter of fiscal 2016. The increase was primarily due to a 2% and 1% increase in acquisitions and organic volume, respectively, partially offset by a 2% decrease due to foreign currency translation impact. Net sales increased $34.9 million or 6.5% in the six months of fiscal 2017, as compared to the six months of fiscal 2016, primarily due to an increase of approximately 5% and 4% due to organic volume and acquisitions, respectively, partially offset by a 2% decrease due to foreign currency translation impact.

Net sales of our motive power products in the second quarter of fiscal 2017 increased by $3.7 million or 1.3% compared to the second quarter of fiscal 2016. The increase was primarily due to a 2% increase in organic volume, partially offset by a 1% decrease due to foreign currency translation impact. Net sales increased $10.5 million or 1.8% in the six months of fiscal 2017, as compared to the six months of fiscal 2016, primarily due to a 3% increase in organic volume, partially offset by a decrease of approximately 1% due to foreign currency translation impact.

Gross Profit

	Quarter ended October 2, 2016		Quarter ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$161.3	28.0%	$155.0	27.2%	$6.3	4.1%

	Six months ended October 2, 2016		Six months ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$327.6	27.8%	$305.4	27.0%	$22.2	7.3%

Gross profit increased $6.3 million or 4.1% in the second quarter of fiscal 2017 and increased $22.2 million or 7.3% in the six months of fiscal 2017 compared to comparable prior year periods. Gross profit, as a percentage of net sales, increased 80 basis points in both the second quarter and six months of fiscal 2017 when compared to the comparable prior year periods. The increase in the gross profit margin in the current quarter and six months is primarily due to higher organic volume combined with lower commodity costs, partially offset by the inventory write-off relating to the South Africa joint venture exit activities.

Operating Items

	Quarter ended October 2, 2016		Quarter ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$93.5	16.2%	$89.6	15.7%	$3.9	4.4%
Restructuring and other exit charges	$4.9	0.8%	$2.6	0.4%	$2.3	86.1%
Legal proceedings charge	$—	—%	$3.2	0.6%	$(3.2)	NM

	Six months ended October 2, 2016		Six months ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$192.5	16.3%	$174.1	15.4%	$18.4	10.6%
Restructuring and other exit charges	$6.2	0.5%	$3.8	0.3%	$2.4	60.9%
Legal proceedings charge	$—	—%	$3.2	0.3%	$(3.2)	NM
Gain on sale of facility	$—	—%	$(4.3)	(0.4)%	$4.3	NM

NM = not meaningful

Operating expenses as a percentage of net sales increased 50 basis points and 90 basis points in the second quarter and six months of fiscal 2017, respectively, compared to the comparable prior year periods of fiscal 2016. Operating expenses, excluding the effect of foreign currency translation, increased $4.8 million or 5.4% in the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016 and increased $21.2 million or 12.3% in the six months of fiscal 2017, as compared to the six months of fiscal 2016. The increase in operating expenses as a percentage of sales in the second quarter of fiscal 2017 is primarily due to payroll related expenses. The increase in operating expenses as a percentage of sales in the six months of fiscal 2017 is primarily due to payroll related expenses, acquisitions and professional fees. In the six months of fiscal 2017, we also recorded a charge of $7.7 million in operating expenses, related to the ERP system implementation in our Americas region, including a $6.3 million write-off of previously capitalized costs during the first quarter of fiscal 2017. We determined that previously capitalized costs associated with the implementation should be written off, after reassessing our software design subsequent to encountering difficulty in the roll out at our pilot location. These costs were previously included in the construction in progress balance within property, plant and equipment, net, in the Consolidated Condensed Balance Sheet. Selling expenses, our main component of operating expenses, were 53.7% and 53.4% of total operating expenses in the second quarter and six months of fiscal 2017, respectively, compared to 55.3% and 55.8% of total operating expenses in the second quarter and six months of fiscal 2016, respectively.

Restructuring and other exit charges

Included in our second quarter of fiscal 2017 operating results are restructuring and other exit charges in EMEA of $4.6 million and restructuring charges of $0.3 million in Asia. The restructuring and other exit charges in EMEA comprise $2.9 million of exit charges related to our joint venture in South Africa and $1.7 million restructuring charges related to other European manufacturing operations. In addition, cost of goods sold also includes a $2.6 million write-off of inventory relating to the South Africa joint venture. Weakening of the general economic environment in South Africa, exacerbated by limited growth in the mining industry and competitive products flooding the market, have affected the joint venture’s ability to compete effectively in the marketplace and consequently, we have initiated an exit plan in consultation with our joint venture partner.

Included in our second quarter of fiscal 2016 operating results are restructuring charges in EMEA and Asia of $1.9 million and $0.7 million, respectively, primarily for staff reductions in our motive power assembly and distribution center in Italy and the Jiangdu factory, PRC.

Legal proceedings charge

Included in our second quarter and six months of fiscal 2016 operating results are $4.0 million of charges in EMEA relating to ongoing investigations conducted by the competition authorities of Belgium, Germany and the Netherlands, relating to conduct and anticompetitive practices of certain industrial battery participants. We are responding to these inquiries related to these matters. We settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $2.0 million, which was paid in March 2016. As of October 2, 2016 and March 31, 2016, we had a reserve balance of $1.9 million and $2.0 million, respectively, in connection with these remaining investigations and other related legal charges. The change in the reserve balance between October 2, 2016 and March 31, 2016 was solely due to foreign currency translation impact. For the German and Dutch regulatory proceedings, we do not believe that such an estimate can be made at this time given the current stage of these proceedings. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations, remains uncertain. Accordingly, our estimate may change from time to time, and actual losses could vary.

Included in our second quarter and six months of fiscal 2016 operating results is a reversal of $0.8 million of legal accrual in Americas, relating to legal fees, subsequent to the final settlement of the Altergy matter.

Gain on sale of facility

During the first quarter of fiscal 2016, we sold our plant in Chaozhou, the PRC for $9.2 million and recorded a gain of $4.3 million.

Operating Earnings

	Quarter ended October 2, 2016		Quarter ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$49.9	15.4%	$48.4	15.0%	$1.5	3.0%
EMEA	16.9	9.4	17.1	9.0	(0.2)	(0.8)
Asia	3.6	5.1	(0.1)	(0.3)	3.7	NM
Subtotal	70.4	12.2	65.4	11.5	5.0	7.8
Inventory write-off relating to exit activities - EMEA	(2.6)	(1.5)	—	—	(2.6)	NM
Restructuring and other exit charges - EMEA	(4.6)	(2.5)	(1.9)	(1.0)	(2.7)	NM
Restructuring charges - Asia	(0.3)	(0.5)	(0.7)	(1.3)	0.4	(52.2)
Reversal of legal fees, net - Americas	—	—	0.8	0.2	(0.8)	NM
Legal proceedings charge - EMEA	—	—	(4.0)	(2.1)	4.0	NM
Total operating earnings	$62.9	11.0%	$59.6	10.5%	$3.3	5.6%

	Six months ended October 2, 2016		Six months ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$93.2	14.2%	$93.7	14.7%	$(0.5)	(0.6)%
EMEA	36.7	9.8	37.7	9.8	(1.0)	(2.3)
Asia	7.8	5.4	(0.1)	(0.2)	7.9	NM
Subtotal	137.7	11.7	131.3	11.6	6.4	51.7
Restructuring charges - Americas	(0.9)	(0.1)	(0.6)	(0.1)	(0.3)	56.5
Inventory write-off relating to exit activities - EMEA	(2.6)	(0.7)	—	—	(2.6)	NM
Restructuring and other exit charges - EMEA	(4.9)	(1.3)	(2.5)	(0.7)	(2.4)	88.6
Restructuring charges - Asia	(0.4)	(0.3)	(0.7)	(0.7)	0.3	(33.4)
Reversal of legal fees, net of fees - Americas	—	—	0.8	0.1	(0.8)	NM
Legal proceedings charge - EMEA	—	—	(4.0)	(1.0)	4.0	NM
Gain on sale of facility - Asia	—	—	4.3	4.1	(4.3)	NM
Total operating earnings	$128.9	11.0%	$128.6	11.4%	$0.3	0.3%

(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

Operating earnings increased $3.3 million or 5.6% and increased $0.3 million or 0.3%, in the second quarter and six months of fiscal 2017, respectively, compared to the second quarter and six months of fiscal 2016. Operating earnings, as a percentage of net sales, increased 50 basis points but decreased 40 basis points in the second quarter and six months of fiscal 2017, when compared to the second quarter and six months of fiscal 2016. The increase in the operating earnings, as a percentage of net sales, in the second quarter of fiscal 2017 compared to the prior year quarter is attributable to higher organic volume combined with lower commodity costs, partially offset by higher restructuring and exit charges. The decrease in the operating earnings, as a percentage of net sales, in the six months of fiscal 2017 compared to the prior year period, is due to the aforementioned factors in the second quarter of fiscal 2017, offset by the $6.3 million write-off of previously capitalized costs related to the new ERP system in the Americas in the first quarter of fiscal 2017. Also contributing to the negative impact in the comparison of the six months to the comparable prior year period, was the $4.3 million gain on sale of our plant in Chaozhou, the PRC recorded in the first quarter of fiscal 2016.

The Americas segment's operating earnings, excluding restructuring charges, increased 40 basis points and decreased 50 basis points in the second quarter and six months of fiscal 2017, respectively, when compared to the second quarter and six months of fiscal 2016. The increase in the current quarter is attributable to higher organic volume, improved product mix in both product lines, combined with lower commodity costs, while the decrease in the current six months is attributable to the aforementioned factors negatively offset by the write-off during the first quarter fiscal 2017, of previously capitalized costs of $6.3 million related to the new ERP system.

The EMEA segment's operating earnings, excluding restructuring and other exit charges discussed above, increased 40 basis points and remained flat in the second quarter and six months of fiscal 2017, respectively, compared to the second quarter and six months of fiscal 2016. This flat performance reflects the low growth of the region and weak reserve power telecom market demand in emerging markets.

Operating earnings increased in the Asia segment in the second quarter and six months of fiscal 2017 compared to the second quarter and six months of fiscal 2016, primarily due to an increase in organic volume from increased sales to the telecom sector in the PRC.

Interest Expense

	Quarter ended October 2, 2016		Quarter ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$5.5	0.9%	$5.1	0.9%	$0.4	9.8%

	Six months ended October 2, 2016		Six months ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$11.2	1.0%	$11.4	1.0%	$(0.2)	(1.7)%

Interest expense of $5.5 million in the second quarter of fiscal 2017 (net of interest income of $0.4 million) was $0.4 million higher than the interest expense of $5.1 million in the second quarter of fiscal 2016 (net of interest income of $0.4 million). Interest expense of $11.2 million in the six months of fiscal 2017 (net of interest income of $0.8 million) was $0.2 million lower than the interest expense of $11.4 million in the six months of fiscal 2016 (net of interest income of $1.0 million).

The increase in interest expense in the second quarter of fiscal 2017 compared to the comparable prior year period of fiscal 2016 was primarily due to higher interest rates. The decrease in interest expense in the six months of fiscal 2017 compared to the six months of fiscal 2016 was due to the redemption of the Convertible Notes in fiscal 2016, which resulted in no interest on the Convertible Notes in fiscal 2017 compared to $2.5 million in the prior year six months, partially offset by higher average debt outstanding. Our average debt outstanding was $623.2 million and $630.4 million in the second quarter and six months of fiscal 2017, compared to $618.3 million and $609.1 million in the second quarter and six months of fiscal 2016. The increase in our average debt was mainly due to the the issuance of $300 million of the Notes in fiscal 2016, the net proceeds of which were used to redeem the Convertible Notes and fund an accelerated share repurchase program during fiscal 2016.

There was no accreted interest on the Convertible Notes in the second quarter of fiscal 2017 and fiscal 2016. Accreted interest on the Convertible Notes was $1.3 million in the six months of fiscal 2016. Also included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $0.7 million, respectively, in the second quarter and six months of fiscal 2017 and $0.3 million and $0.8 million, respectively, in the second quarter and six months of fiscal 2016.

Other (Income) Expense, Net

	Quarter ended October 2, 2016		Quarter ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(0.6)	—%	$0.7	0.1%	$(1.3)	NM

	Six months ended October 2, 2016		Six months ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$0.7	0.1%	$1.4	0.1%	$(0.7)	(47.5)%

NM = not meaningful

Other (income) expense, net in the second quarter of fiscal 2017 was income of $0.6 million compared to expense of $0.7 million in the second quarter of fiscal 2016. Other (income) expense, net in the six months of fiscal 2017 was expense of $0.7 million compared to expense of $1.4 million in the six months of fiscal 2016. Foreign currency impact in the second quarter resulted in a gain of $0.6 million and a loss of

$0.4 million in six months of fiscal 2017, compared to the foreign currency losses of $0.6 million and $2.0 million, respectively, in the comparable prior year periods. Also reducing the positive impact in the comparison of the current six months to the comparable prior year period, was miscellaneous income of $1.2 million in the first quarter of fiscal 2016.

Earnings Before Income Taxes

	Quarter ended October 2, 2016		Quarter ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$58.0	10.1%	$53.8	9.5%	$4.2	7.8%

	Six months ended October 2, 2016		Six months ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$117.0	9.9%	$115.8	10.3%	$1.2	1.1%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2017 increased $4.2 million, or 7.8%, compared to the second quarter of fiscal 2016 and increased $1.2 million, or 1.1%, in the six months of fiscal 2017 compared to the six months of fiscal 2016.

Income Tax Expense

	Quarter ended October 2, 2016		Quarter ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$15.2	2.7%	$14.0	2.5%	$1.2	8.3%
Effective tax rate	26.2%		26.1%		0.1%

	Six months ended October 2, 2016		Six months ended September 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$29.6	2.5%	$28.1	2.5%	$1.5	5.4%
Effective tax rate	25.3%		24.3%		1.0%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarters of fiscal 2017 and 2016 was based on the estimated effective tax rates applicable for the full years ending March 31, 2017 and March 31, 2016, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The consolidated effective income tax rates were 26.2% and 26.1%, respectively, for the second quarters of fiscal 2017 and 2016 and 25.3% and 24.3%, respectively, for the six months of fiscal 2017 and 2016. The rate increase in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 is primarily due to the subsequent recognition in fiscal 2016 of a domestic deferred tax asset related to executive compensation and changes in the mix of earnings among tax jurisdictions. The rate increase in the six months of fiscal 2017 compared to the six months of fiscal 2016 is primarily due to the subsequent recognition in fiscal 2016 of a domestic deferred tax asset related to executive compensation and a previously unrecognized tax position related to one of the Company's foreign subsidiaries, and changes in mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 57% for the six months of fiscal 2017 compared to 57% for the six months of fiscal 2016. The foreign effective income tax rates for the six months of fiscal 2017 and 2016 were 14.5% and 12.4%, respectively. The rate increase compared to the prior year period is primarily due to the subsequent recognition of a previously unrecognized tax position in fiscal 2016 related to one of the Company's foreign subsidiaries, as well as changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report.

Liquidity and Capital Resources

Operating activities provided cash of $113.9 million in the six months of fiscal 2017 compared to $174.6 million in the comparable period of fiscal 2016. In the six months of fiscal 2017, cash provided by operating activities was primarily from net earnings of $87.4 million, depreciation and amortization of $27.1 million, non-cash charges consisting of write-offs relating to restructuring and other exit charges and ERP implementation of $10.3 million, stock-based compensation of $9.9 million, provision of doubtful accounts of $1.9 million and non-cash interest of $0.7 million. Cash provided by operating activities were partially offset by the increase in primary working capital of $38.1 million, net of currency translation changes. Cash provided by operating activities were positively impacted by accrued expenses of $20.6 million, comprising primarily of income and other taxes, while prepaid and other current assets, comprising primarily of prepaid taxes, resulted in an outflow of $11.0 million.

In the six months of fiscal 2016, cash provided by operating activities was primarily from net earnings of $87.7 million, depreciation and amortization of $27.9 million, non-cash charges relating to stock-based compensation of $10.3 million and non-cash interest of $2.1 million were partially offset by a gain of $4.3 million on sale of our facility in the PRC and deferred taxes of $3.3 million. Also contributing to our cash provided from operating activities was the decrease in primary working capital of $38.7 million, net of currency translation changes, and an increase of $8.6 million in accrued expenses.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $622.6 million (yielding a primary working capital percentage of 27.0%) at October 2, 2016, $593.4 million (yielding a primary working capital percentage of 24.3%) at March 31, 2016 and $609.5 million at September 27, 2015 (yielding a primary working capital percentage of 26.8%). The primary working capital percentage of 27.0% at October 2, 2016 is 270 basis points higher than that for March 31, 2016, and is 20 basis points higher than that for the prior year period. Primary working capital percentage increased during the six months of fiscal 2017 largely due to higher inventory levels and lower accounts payable, partially offset by lower accounts receivable. The slight increase in primary working capital percentage in the six months of fiscal 2017 compared to the prior year six months is due in part to lower accounts payable and higher inventory levels being mostly offset by lower accounts receivable.

Primary working capital and primary working capital percentages at October 2, 2016, March 31, 2016 and September 27, 2015 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
October 2, 2016	$462.7	$370.0	$(210.1)	$622.6	$2,304.2	27.0%
March 31, 2016	490.8	331.0	(228.4)	593.4	2,445.9	24.3
September 27, 2015	482.9	346.0	(219.4)	609.5	2,276.5	26.8

Investing activities used cash of $32.9 million in the six months of fiscal 2017 and primarily consisted of capital expenditures of $20.7 million, and acquisitions of $12.4 million.

Investing activities used cash of $62.6 million in the six months of fiscal 2016 and primarily consisted of capital expenditures of $33.5 million, acquisitions of $39.1 million, partially offset by proceeds from the sale of our manufacturing facility in Chaozhou, in the PRC for $9.2 million.

Financing activities used cash of $31.1 million in the six months of fiscal 2017 primarily due to revolver borrowings and repayments of $135.7 million each, repayment of our Term Loan of $7.5 million, payment of cash dividends to our stockholders of $15.2 million, and payment of taxes related to net share settlement of equity awards of $7.6 million. Net payments on short-term debt were $0.7 million.

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

As a result of the above, total cash and cash equivalents increased by $43.0 million to $440.3 million, in the six months of fiscal 2017 compared to an increase by $51.6 million to $320.6 million, in the comparable period of fiscal 2016.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2016 Annual Report for the year ended March 31, 2016. As of October 2, 2016, we had no significant changes to our contractual obligations table contained in our 2016 Form 10-K.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at October 2, 2016 are $0.3 million (pre-tax). Those contracts that result in an asset position at October 2, 2016 are $2.8 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
October 2, 2016	$19.6	23.1	$0.85	5%
March 31, 2016	21.6	27.4	0.79	6
September 27, 2015	69.9	84.7	0.82	21
(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe approximately 59% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at October 2, 2016, lead purchased by October 2, 2016 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program. The quantity of lead hedged, compared to the prior year quarter is in part, due to stability in the price of lead.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $14 million and $28 million in the second quarter and six months of fiscal 2017.

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

To hedge these exposures, we have entered into forward contracts and options with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of October 2, 2016 and March 31, 2016 were $34.0 million and $29.4 million, respectively. The details of contracts outstanding as of October 2, 2016 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$8.8	$/€	1.12	5%
Sell Euros for Polish zloty	4.4	PLN/€	4.37	5
Sell Euros for British pounds	12.9	£/€	0.81	71
Sell Malaysian Ringgit for Euros	2.7	MYR/€	4.51	77
Sell Australian dollars for U.S. dollars	1.5	$/AUD	0.76	11
Sell U.S. dollars for Mexican pesos	1.3	MXN/$	18.49	50
Sell British pounds for U.S. dollars	1.0	$/£	1.32	4
Sell Euros for Swedish Krona	0.7	SEK/€	9.55	8
Sell Australian dollars for British pounds	0.7	AUD/£	1.73	8
Total	$34.0
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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2016 Annual Report for the year ended March 31, 2016, and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended July 3, 2016, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
July 4 – July 31, 2016	—	$—	—	$25,000,000
August 1 – August 28, 2016	—	—	—	25,000,000
August 29 – October 2, 2016	—	—	—	25,000,000
Total	—	$—	—

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
Michael J. Schmidtlein
Chief Financial Officer
Date: November 9, 2016

EnerSys
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document