Form 10-Q
period 2017-01-01
EnerSys
filed 2017-02-08
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2017

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

Common Stock outstanding at February 3, 2017: 43,430,129 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	January 1, 2017	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$467,149	$397,307
Accounts receivable, net of allowance for doubtful accounts: January 1, 2017 - $12,594; March 31, 2016 - $11,393	444,265	490,799
Inventories, net	370,196	331,081
Prepaid and other current assets	84,262	77,052
Total current assets	1,365,872	1,296,239
Property, plant, and equipment, net	341,715	357,409
Goodwill	336,816	353,547
Other intangible assets, net	156,771	159,658
Deferred taxes	32,418	33,530
Other assets	12,421	14,105
Total assets	$2,246,013	$2,214,488
Liabilities and Equity
Current liabilities:
Short-term debt	$35,879	$22,144
Accounts payable	202,885	228,442
Accrued expenses	224,009	200,585
Total current liabilities	462,773	451,171
Long-term debt, net of unamortized debt issuance costs	600,562	606,221
Deferred taxes	45,243	46,008
Other liabilities	77,952	86,656
Total liabilities	1,186,530	1,190,056
Commitments and contingencies
Redeemable noncontrolling interests	—	5,997
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at January 1, 2017 and at March 31, 2016	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 54,353,403 shares issued and 43,430,129 shares outstanding at January 1, 2017; 54,112,776 shares issued and 43,189,502 shares outstanding at March 31, 2016	544	541
Additional paid-in capital	459,065	452,097
Treasury stock, at cost, 10,923,274 shares held as of January 1, 2017 and as of March 31, 2016	(439,800)	(439,800)
Retained earnings	1,205,458	1,097,642
Accumulated other comprehensive loss	(170,707)	(97,349)
Total EnerSys stockholders’ equity	1,054,560	1,013,131
Nonredeemable noncontrolling interests	4,923	5,304
Total equity	1,059,483	1,018,435
Total liabilities and equity	$2,246,013	$2,214,488
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	January 1, 2017	December 27, 2015
Net sales	$563,697	$573,573
Cost of goods sold	408,315	427,691
Inventory adjustment relating to exit activities - See Note 8	(502)	—
Gross profit	155,884	145,882
Operating expenses	85,014	87,217
Restructuring and other exit (credits) charges - See Note 8	(1,153)	3,204
Legal proceedings charge - See Note 7	17,000	—
Operating earnings	55,023	55,461
Interest expense	5,646	5,329
Other (income) expense, net	(1,247)	1,142
Earnings before income taxes	50,624	48,990
Income tax expense	13,529	10,776
Net earnings	37,095	38,214
Net earnings (losses) attributable to noncontrolling interests	860	(264)
Net earnings attributable to EnerSys stockholders	$36,235	$38,478
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.83	$0.87
Diluted	$0.82	$0.86
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	43,429,525	44,394,925
Diluted	44,049,674	44,976,204
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine months ended
	January 1, 2017	December 27, 2015
Net sales	$1,740,348	$1,704,775
Cost of goods sold	1,254,678	1,253,539
Inventory adjustment relating to exit activities - See Note 8	2,157	—
Gross profit	483,513	451,236
Operating expenses	277,512	261,286
Restructuring and other exit charges - See Note 8	5,037	7,051
Legal proceedings charge - See Note 7	17,000	3,201
Gain on sale of facility	—	(4,348)
Operating earnings	183,964	184,046
Interest expense	16,820	16,696
Other (income) expense, net	(496)	2,573
Earnings before income taxes	167,640	164,777
Income tax expense	43,133	38,861
Net earnings	124,507	125,916
Net losses attributable to noncontrolling interests	(1,937)	(974)
Net earnings attributable to EnerSys stockholders	$126,444	$126,890
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.92	$2.85
Diluted	$2.88	$2.76
Dividends per common share	$0.525	$0.525
Weighted-average number of common shares outstanding:
Basic	43,375,474	44,524,289
Diluted	43,943,010	45,912,659
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Nine months ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net earnings	$37,095	$38,214	$124,507	$125,916
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax	(2,017)	4,021	411	(1,416)
Pension funded status adjustment, net of tax	198	292	747	930
Foreign currency translation adjustment	(52,754)	(13,099)	(74,922)	(20,754)
Total other comprehensive loss, net of tax	(54,573)	(8,786)	(73,764)	(21,240)
Total comprehensive (loss) income	(17,478)	29,428	50,743	104,676
Comprehensive income (loss) attributable to noncontrolling interests	648	(823)	(2,343)	(2,399)
Comprehensive (loss) income attributable to EnerSys stockholders	$(18,126)	$30,251	$53,086	$107,075
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	January 1, 2017	December 27, 2015
Cash flows from operating activities
Net earnings	$124,507	$125,916
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,468	41,915
Write-off of assets relating to restructuring and other exit charges	1,435	398
Non-cash write-off of property, plant and equipment	6,300	—
Derivatives not designated in hedging relationships:
Net losses	202	119
Cash (settlements) proceeds	(646)	386
Provision for doubtful accounts	1,952	3,169
Deferred income taxes	(683)	(3,248)
Non-cash interest expense	1,041	2,447
Stock-based compensation	14,556	14,883
Gain on sale of facility	—	(4,348)
Gain on disposal of property, plant, and equipment	(10)	(8)
Legal proceedings accrual (reversal of legal accrual, net of fees )	17,000	(799)
Changes in assets and liabilities:
Accounts receivable	22,843	53,969
Inventories	(55,888)	(5,705)
Prepaid and other current assets	(11,545)	1,646
Other assets	857	(1,201)
Accounts payable	(14,701)	(1,244)
Accrued expenses	13,856	2,498
Other liabilities	5,163	1,922
Net cash provided by operating activities	166,707	232,715

Cash flows from investing activities
Capital expenditures	(36,008)	(45,695)
Purchase of businesses	(12,392)	(39,079)
Proceeds from sale of facility	—	9,179
Proceeds from disposal of property, plant, and equipment	568	866
Net cash used in investing activities	(47,832)	(74,729)

Cash flows from financing activities
Net increase in short-term debt	13,639	5,535
Proceeds from revolving credit borrowings	191,300	300,000
Repayments of revolving credit borrowings	(186,750)	(288,000)
Proceeds from long-term debt	—	300,000
Repayments of Convertible Notes	—	(172,266)
Repayments of long-term debt	(11,250)	(3,750)
Debt issuance costs	—	(4,986)
Option proceeds	5	139
Payment of taxes related to net share settlement of equity awards	(7,668)	(15,348)
Excess tax benefits from exercise of stock options and vesting of equity awards	—	4,175
Purchase of treasury stock	—	(120,637)
Prepayment of accelerated stock repurchase	—	(60,000)
Dividends paid to stockholders	(22,800)	(23,322)
Other	(77)	(106)
Net cash used in financing activities	(23,601)	(78,566)
Effect of exchange rate changes on cash and cash equivalents	(25,432)	(2,224)
Net increase in cash and cash equivalents	69,842	77,196
Cash and cash equivalents at beginning of period	397,307	268,921
Cash and cash equivalents at end of period	$467,149	$346,117
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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017, with early adoption permissible one year earlier. The standard permits the use of either modified retrospective or full retrospective transition methods. The Company has not yet selected a transition method and is currently evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)”. This update simplifies several aspects related to how share-based payments are accounted for and presented in the financial statements, including the accounting for forfeitures and tax-effects related to share-based payments at settlement, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this standard for the quarter ended July 3, 2016. The impact of the adoption of this standard was as follows:

•	approximately $780 of excess tax benefits was recorded through income tax expense for the nine months of fiscal 2017 as a discrete item, adopted on a prospective basis;

•	excess tax benefits were included within operating cash flows adopted on a prospective basis;

•	cash paid by the Company when directly withholding shares to satisfy an employee's statutory tax obligations continued to be classified as a financing activity; and

•	no impact on prior periods due to adopting the guidance on a prospective basis.

The Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.

2. Inventories

Inventories, net consist of:

	January 1, 2017	March 31, 2016
Raw materials	$93,354	$84,198
Work-in-process	113,220	104,085
Finished goods	163,622	142,798
Total	$370,196	$331,081

3. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of January 1, 2017 and March 31, 2016 and the basis for that measurement:

	Total Fair Value Measurement January 1, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(3,015)	$—	$(3,015)	$—
Foreign currency forward contracts	5	—	5	—
Total derivatives	$(3,010)	$—	$(3,010)	$—

	Total Fair Value Measurement March 31, 2016	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(499)	$—	$(499)	$—
Foreign currency forward contracts	(988)	—	(988)	—
Total derivatives	$(1,487)	$—	$(1,487)	$—

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

The Company's 5.00% Senior Notes due 2023 (the “Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 101% and 96% of face value on January 1, 2017 and March 31, 2016, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at January 1, 2017 and March 31, 2016 were as follows:

	January 1, 2017		March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$5	$5	$—	$—
Financial liabilities:
Notes (2)	$300,000	$303,000	$300,000	$288,000
Derivatives (1)	3,015	3,015	1,487	1,487

(1)	Represents lead and foreign currency forward contracts (see Note 4 for asset and liability positions of the lead and foreign currency forward contracts at January 1, 2017 and March 31, 2016).

(2)	The fair value amount of the Notes at January 1, 2017 and March 31, 2016 represent the trading value of the Notes.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at January 1, 2017 and March 31, 2016 were 34.5 million pounds and 27.4 million pounds, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of January 1, 2017 and March 31, 2016, the Company had entered into a total of $24,868 and $18,206, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $1,217 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statement of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of January 1, 2017 and March 31, 2016, the notional amount of these contracts was $15,948 and $11,156, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
January 1, 2017 and March 31, 2016

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	January 1, 2017	March 31, 2016	January 1, 2017	March 31, 2016
Prepaid and other current assets
Foreign currency forward contracts	$200	$—	$—	$—
Total assets	$200	$—	$—	$—
Accrued expenses
Lead forward contracts	$3,015	$499	$—	$—
Foreign currency forward contracts	—	350	195	638
Total liabilities	$3,015	$849	$195	$638

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended January 1, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(2,362)	Cost of goods sold	$1,524
Foreign currency forward contracts	595	Cost of goods sold	(93)
Total	$(1,767)		$1,431

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(25)
Total		$(25)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 27, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,109	Cost of goods sold	$(4,448)
Foreign currency forward contracts	525	Cost of goods sold	(296)
Total	$1,634		$(4,744)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$175
Total		$175

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended January 1, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$2,258	Cost of goods sold	$2,800
Foreign currency forward contracts	873	Cost of goods sold	(319)
Total	$3,131		$2,481

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(202)
Total		$(202)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 27, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(4,006)	Cost of goods sold	$(7,461)
Foreign currency forward contracts	(2,048)	Cost of goods sold	3,655
Total	$(6,054)		$(3,806)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(119)
Total		$(119)

5. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarters of fiscal 2017 and 2016 was based on the estimated effective tax rates applicable for the full years ending March 31, 2017 and March 31, 2016, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of the Company's consolidated income before taxes.

The consolidated effective income tax rates were 26.7% and 22.0%, respectively, for the third quarters of fiscal 2017 and 2016 and 25.7% and 23.6%, respectively, for the nine months of fiscal 2017 and 2016. The rate increase in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 is primarily due to the German regulatory proceedings charge of $17,000 (with no associated tax benefit) recorded in the third quarter of fiscal 2017 and the recognition of a tax benefit in fiscal 2016 related to international restructuring, partially offset by a decrease related to changes in the mix of earnings among tax jurisdictions. The rate increase in the nine months of fiscal 2017 compared to the nine months of fiscal 2016 is primarily due to the aforementioned German regulatory proceedings charge (with no associated tax benefit) recorded in the third quarter of fiscal 2017 and the recognition of a tax benefit in fiscal 2016 related to international restructuring, the subsequent recognition of a domestic deferred tax asset related to executive compensation and the subsequent recognition of a previously unrecognized tax position related to one of the Company's foreign subsidiaries, partially offset by a decrease related to changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 60% for the nine months of fiscal 2017 compared to 51% for the nine months of fiscal 2016. The foreign effective income tax rates for the nine months of fiscal 2017 and 2016 were 15.9% and 10.1%, respectively. The rate increase compared to the prior year period is primarily due to the aforementioned German regulatory proceedings charge (with no associated tax benefit) recorded in the third quarter of fiscal 2017 and the recognition of a tax benefit in fiscal 2016 related to international restructuring and the subsequent recognition of a previously unrecognized tax position related to one of the Company's foreign subsidiaries, partially offset by a decrease related to changes in the mix of earnings among tax jurisdictions. Income from the Company's

Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

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

	Quarter ended		Nine months ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Balance at beginning of period	$48,112	$40,140	$48,422	$39,810
Current period provisions	4,085	5,756	14,932	14,339
Costs incurred	(4,250)	(4,422)	(12,492)	(12,930)
Foreign currency translation adjustment	(1,720)	(427)	(4,635)	(172)
Balance at end of period	$46,227	$41,047	$46,227	$41,047

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

European Competition Investigations

Certain of the Company’s European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. The Company is responding to inquiries related to these matters. The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. As of January 1, 2017 and March 31, 2016, the Company had a reserve balance of $1,804 and $2,038, respectively, relating to the Belgian regulatory proceeding. The change in the reserve balance between January 1, 2017 and March 31, 2016 was solely due to foreign currency translation impact. The Company currently estimates that the aggregate range of possible loss with respect to the German regulatory proceeding is $17,000 to $26,000 and has reserved $17,000 in connection with this matter. For the Dutch regulatory proceeding, the Company does not believe that an estimate can be made at this time given the current stage of this proceeding. As of January 1, 2017 and March 31, 2016, the Company had a total reserve balance of $18,804 and $2,038, respectively, in connection with these remaining investigations and other related legal matters. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,123 as of January 1, 2017 and March 31, 2016. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at January 1, 2017 and March 31, 2016, the Company has hedged the price to purchase approximately 34.5 million pounds and 27.4 million pounds of lead, respectively, for a total purchase price of $34,420 and $21,628, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany financing and intercompany and third party trade transactions. To hedge these exposures, the Company has entered into a total of $40,816 and $29,362, respectively, of foreign currency forward contracts with financial institutions as of January 1, 2017 and March 31, 2016.

8. Restructuring and Other Exit Charges

During the second quarter of fiscal 2016, the Company announced a restructuring to improve efficiencies primarily related to its motive power assembly and distribution center in Italy and its sales and administration organizations in EMEA. In addition, during the third quarter of fiscal 2016, the Company announced a further restructuring related to its manufacturing operations in Europe. The Company estimates that the total charges for these actions will amount to approximately $6,500, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 130 employees upon completion. In fiscal 2016, the Company recorded restructuring charges of $5,232 and recorded an additional $942 during the nine months of fiscal 2017. The Company incurred $2,993 in costs against the accrual in fiscal 2016 and incurred an additional $2,671 against the accrual during the nine months of fiscal 2017. As of January 1, 2017, the reserve balance associated with these actions is $435. The Company expects to be committed to an additional $300 of restructuring charges related to these actions during fiscal 2017, and expects to complete the program during fiscal 2017.

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

During the first and second quarters of fiscal 2017, the Company announced restructuring programs to improve efficiencies primarily related to its motive power production in EMEA. The Company estimates that the total charges for these actions will amount to approximately $4,500, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 45 employees upon completion. During the nine months of fiscal 2017, the Company recorded restructuring charges of $1,586 and incurred $217 in costs against the accrual. As of January 1, 2017, the reserve balance associated with these actions is $1,298. The Company expects to be committed to an additional $2,900 in restructuring charges related to this action through fiscal 2018, when it expects to complete this program.

During the first quarter of fiscal 2017, the Company announced a restructuring primarily to complete the transfer of equipment and clean-up of its manufacturing facility located in Jiangdu, the People’s Republic of China, which stopped production during the first quarter of fiscal 2016. The Company estimates that the total cash charges for these actions will amount to approximately $600. During the nine months of fiscal 2017, the Company recorded charges of $483 and incurred $483 in costs against the accrual. As of January 1, 2017, the reserve balance associated with these actions is $0. The Company expects to be committed to an additional $100 in charges related to this action through fiscal 2017, when it expects to complete this program.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2016	$2,964	$25	$2,989
Accrued	2,417	768	3,185
Costs incurred	(3,749)	(546)	(4,295)
Foreign currency impact and other	(133)	(13)	(146)
Balance as of January 1, 2017	$1,499	$234	$1,733

Other Exit Charges

During the nine months of fiscal 2017, the Company recorded exit charges of $3,303 related to the South Africa joint venture, consisting of cash charges of $2,586 primarily relating to severance and non-cash charges of $717. Included in the non-cash charges are $2,157 relating to the inventory adjustment which is reported in cost of goods sold, partially offset by a credit of $1,099 relating to a change in estimate of contract losses and a $341 gain on deconsolidation of the joint venture. Weakening of the general economic environment in South Africa, exacerbated by limited growth in the mining industry and competitive products flooding the market, affected the joint venture’s ability to compete effectively in the marketplace and consequently, the Company initiated an exit plan in consultation with its joint venture partner in the second quarter of fiscal 2017. The joint venture is currently under liquidation resulting in a loss of control and deconsolidation of the joint venture. The impact of the deconsolidation has been reflected in the Consolidated Condensed Statements of Income.

9. Debt

The following summarizes the Company’s long-term debt as of January 1, 2017 and March 31, 2016:

	January 1, 2017		March 31, 2016
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$3,902	$300,000	$4,370
2011 Credit Facility, due 2018	305,800	1,336	312,500	1,909
	$605,800	$5,238	$612,500	$6,279
Less: Unamortized issuance costs	5,238		6,279
Long-term debt, net of unamortized issuance costs	$600,562		$606,221

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

As of January 1, 2017, the Company had $174,550 outstanding in revolver borrowings and $131,250 under its Term Loan borrowings.

Short-Term Debt

As of January 1, 2017 and March 31, 2016, the Company had $35,879 and $22,144, respectively, of short-term borrowings. The weighted-average interest rate on these borrowings was approximately 7% and 8% at January 1, 2017 and March 31, 2016, respectively.

Letters of Credit

As of January 1, 2017 and March 31, 2016, the Company had $4,001 and $2,693, respectively, of standby letters of credit.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $347 and $343, respectively, during the quarters ended January 1, 2017 and December 27, 2015 and $1,041 and $1,117 for the nine months ended January 1, 2017 and December 27, 2015, respectively. Debt issuance costs, net of accumulated amortization, totaled $5,238 and $6,279, respectively, at January 1, 2017 and March 31, 2016.

Available Lines of Credit

As of January 1, 2017 and March 31, 2016, the Company had available and undrawn, under all its lines of credit, $451,267 and $472,187, respectively, including $127,742 and $144,112, respectively, of uncommitted lines of credit as of January 1, 2017 and March 31, 2016.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Service cost	$96	$118	$212	$201
Interest cost	158	172	441	476
Expected return on plan assets	(204)	(213)	(442)	(563)
Amortization and deferral	76	111	238	310
Curtailment loss	—	313	—	—
Net periodic benefit cost	$126	$501	$449	$424

	United States Plans		International Plans
	Nine months ended		Nine months ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Service cost	$278	$364	$658	$617
Interest cost	498	510	1,402	1,447
Expected return on plan assets	(612)	(643)	(1,424)	(1,715)
Amortization and deferral	340	370	756	946
Curtailment loss	—	313	—	—
Net periodic benefit cost	$504	$914	$1,392	$1,295

11. Stock-Based Compensation

As of January 1, 2017, the Company maintains the Second Amended and Restated EnerSys 2010 Equity Incentive Plan, (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based share units and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $4,699 for the third quarter of fiscal 2017 and $4,545 for the third quarter of fiscal 2016. Stock-based compensation expense was $14,556 for the nine months of fiscal 2017 and $14,883 for the nine months of fiscal 2016. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards, except for awards issued to certain retirement-eligible participants, which are expensed on an accelerated basis.

During the nine months ended January 1, 2017, the Company granted to non-employee directors 25,230 restricted stock units, pursuant to the 2010 EIP.

During the nine months ended January 1, 2017, the Company granted to management and other key employees 242,068 non-qualified stock options and 83,720 market condition-based share units that vest three years from the date of grant, and 235,358 restricted stock units that vest 25% each year over four years from the date of grant.

Common stock activity during the nine months ended January 1, 2017 included the vesting of 143,043 restricted stock units and 232,817 market condition-based share units and the exercise of 263 stock options.

As of January 1, 2017, there were 451,668 non-qualified stock options, 612,626 restricted stock units and 448,567 market condition-based share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the nine months ended January 1, 2017:

Shares outstanding as of March 31, 2016	43,189,502
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	240,627
Shares outstanding as of January 1, 2017	43,430,129

Treasury Stock

There were no repurchases of treasury stock during the nine months ended January 1, 2017, and the Company held 10,923,274 shares as treasury stock at January 1, 2017 and March 31, 2016.

Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI, net of tax, as of January 1, 2017 and March 31, 2016, are as follows:

	March 31, 2016	Before Reclassifications	Amounts Reclassified from AOCI	January 1, 2017
Pension funded status adjustment	$(21,861)	$—	$747	$(21,114)
Net unrealized gain (loss) on derivative instruments	388	1,977	(1,566)	799
Foreign currency translation adjustment	(75,876)	(74,516)	—	(150,392)
Accumulated other comprehensive income (loss)	$(97,349)	$(72,539)	$(819)	$(170,707)

The following table presents reclassifications from AOCI during the third quarter ended January 1, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(1,431)	Cost of goods sold
Tax expense	528
Net unrealized gain on derivative instruments, net of tax	$(903)

Defined benefit pension costs:
Prior service costs and deferrals	$314	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(116)
Net periodic benefit cost, net of tax	$198

The following table presents reclassifications from AOCI during the third quarter ended December 27, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$4,744	Cost of goods sold
Tax benefit	(1,753)
Net unrealized loss on derivative instruments, net of tax	$2,991

Defined benefit pension costs:
Prior service costs and deferrals	$421	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(129)
Net periodic benefit cost, net of tax	$292

The following table presents reclassifications from AOCI during the nine months ended January 1, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(2,481)	Cost of goods sold
Tax expense	915
Net unrealized gain on derivative instruments, net of tax	$(1,566)

Defined benefit pension costs:
Prior service costs and deferrals	$1,096	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(349)
Net periodic benefit cost, net of tax	$747

The following table presents reclassifications from AOCI during the nine months ended December 27, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$3,806	Cost of goods sold
Tax benefit	(1,404)
Net unrealized loss on derivative instruments, net of tax	$2,402

Defined benefit pension costs:
Prior service costs and deferrals	$1,316	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(386)
Net periodic benefit cost, net of tax	$930

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the nine months ended January 1, 2017:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2016	$1,013,131	$5,304	$1,018,435
Total comprehensive income (loss):
Net earnings	126,444	84	126,528
Net unrealized gain on derivative instruments, net of tax	411	—	411
Pension funded status adjustment, net of tax	747	—	747
Foreign currency translation adjustment	(74,516)	(465)	(74,981)
Total other comprehensive loss, net of tax	(73,358)	(465)	(73,823)
Total comprehensive income (loss)	53,086	(381)	52,705
Other changes in equity:
Cash dividends - common stock ($0.525 per share)	(22,800)	—	(22,800)
Other, including activity related to equity awards	11,143	—	11,143
Balance as of January 1, 2017	$1,054,560	$4,923	$1,059,483

The following demonstrates the change in redeemable noncontrolling interests during the nine months ended January 1, 2017:

Redeemable Noncontrolling Interests
Balance as of March 31, 2016	$5,997
Net loss	(2,021)
Deconsolidation of joint venture	(4,035)
Foreign currency translation adjustment	59
Balance as of January 1, 2017	$—

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Nine months ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net earnings attributable to EnerSys stockholders	$36,235	$38,478	$126,444	$126,890
Weighted-average number of common shares outstanding:
Basic	43,429,525	44,394,925	43,375,474	44,524,289
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	620,149	581,279	567,536	650,529
3.375% Convertible Notes due 2038 (1)	—	—	—	737,841
Diluted weighted-average number of common shares outstanding	44,049,674	44,976,204	43,943,010	45,912,659
Basic earnings per common share attributable to EnerSys stockholders	$0.83	$0.87	$2.92	$2.85
Diluted earnings per common share attributable to EnerSys stockholders	$0.82	$0.86	$2.88	$2.76
Anti-dilutive equity awards not included in diluted weighted-average common shares	62,470	—	232,542	—

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

Summarized financial information related to the Company's reportable segments for the third quarter and nine months ended January 1, 2017 and December 27, 2015 is shown below:

	Quarter ended		Nine months ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net sales by segment to unaffiliated customers
Americas	$313,972	$306,331	$968,516	$945,839
EMEA	186,069	196,829	563,765	582,896
Asia	63,656	70,413	208,067	176,040
Total net sales	$563,697	$573,573	$1,740,348	$1,704,775
Net sales by product line
Reserve power	$271,291	$271,948	$844,781	$810,448
Motive power	292,406	301,625	895,567	894,327
Total net sales	$563,697	$573,573	$1,740,348	$1,704,775
Intersegment sales
Americas	$6,319	$6,334	$19,304	$23,041
EMEA	22,086	17,537	66,186	59,999
Asia	6,285	8,205	18,070	20,937
Total intersegment sales (1)	$34,690	$32,076	$103,560	$103,977
Operating earnings by segment
Americas	$45,949	$40,572	$139,149	$134,344
EMEA	20,435	16,525	57,268	54,218
Asia	3,984	1,568	11,741	1,388
Restructuring charges - Americas	—	(865)	(892)	(1,435)
Inventory adjustment relating to exit activities - EMEA	502	—	(2,157)	—
Restructuring and other exit credits (charges) - EMEA	1,153	(2,153)	(3,663)	(4,706)
Restructuring charges - Asia	—	(186)	(482)	(910)
Reversal of legal accrual, net of fees - Americas	—	—	—	799
Legal proceedings charge - EMEA	(17,000)	—	(17,000)	(4,000)
Gain on sale of facility - Asia	—	—	—	4,348
Total operating earnings (2)	$55,023	$55,461	$183,964	$184,046

(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.
(2) The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

On February 8, 2017, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on March 31, 2017, to stockholders of record as of March 17, 2017.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the third quarter of fiscal 2017, our selling prices remained relatively flat, compared to the comparable prior year period.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $467 million of available cash and cash equivalents and available and undrawn credit lines of approximately $451 million at January 1, 2017 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

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

Results of Operations

Net Sales

Segment sales

	Quarter ended January 1, 2017		Quarter ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$314.0	55.7%	$306.3	53.4%	$7.7	2.5%
EMEA	186.1	33.0	196.8	34.3	(10.7)	(5.5)
Asia	63.6	11.3	70.5	12.3	(6.9)	(9.6)
Total net sales	$563.7	100.0%	$573.6	100.0%	$(9.9)	(1.7)%

	Nine months ended January 1, 2017		Nine months ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$968.5	55.6%	$945.8	55.5%	$22.7	2.4%
EMEA	563.8	32.4	582.9	34.2	(19.1)	(3.3)
Asia	208.0	12.0	176.1	10.3	31.9	18.2
Total net sales	$1,740.3	100.0%	$1,704.8	100.0%	$35.5	2.1%

Net sales decreased $9.9 million or 1.7% in the third quarter of fiscal 2017 from the comparable period in fiscal 2016. This decrease for the third quarter was the result of a 3% decrease due to foreign currency translation impact and a 1% decrease in organic volume, partially offset by a 1% increase each from pricing and acquisitions.

Net sales increased $35.5 million or 2.1% in the nine months of fiscal 2017 from the comparable period in fiscal 2016. This increase was the result of a 2% increase each in organic volume and acquisitions, partially offset by a 2% decrease due to foreign currency translation impact.

The Americas segment’s net sales increased $7.7 million or 2.5% in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016, primarily due to a 1% increase in organic volume and a 2% increase in acquisitions, partially offset by a 1% decrease due to foreign currency translation impact. Net sales increased $22.7 million or 2.4% in the nine months of fiscal 2017, as compared to the nine months of fiscal 2016, primarily due to an increase of approximately 2% in organic volume and a 1% increase in acquisitions, partially offset by a 1% decrease due to foreign currency translation impact.

The EMEA segment’s net sales decreased $10.7 million or 5.5% in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016, primarily due to a 5% decrease due to foreign currency translation impact and a 1% decrease in organic volume. Net sales decreased $19.1 million or 3.3% in the nine months of fiscal 2017, as compared to the nine months of fiscal 2016, primarily due to a decrease of 3% due to foreign currency translation impact.

The Asia segment’s net sales decreased $6.9 million or 9.6% in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016, primarily due to a 9% decrease in organic volume and a 2% decrease in foreign currency translation impact, partially offset by a 1% increase in pricing. Net sales increased $31.9 million or 18.2% in the nine months of fiscal 2017, as compared to the nine months of fiscal 2016, primarily due to an increase in organic volume, acquisitions and pricing of 11%, 8 and 1%, respectively, partially offset by a 2% decrease due to foreign currency translation impact.

Product line sales

	Quarter ended January 1, 2017		Quarter ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$271.3	48.1%	$272.0	47.4%	$(0.7)	(0.2)%
Motive power	292.4	51.9	301.6	52.6	(9.2)	(3.1)
Total net sales	$563.7	100.0%	$573.6	100.0%	$(9.9)	(1.7)%

	Nine months ended January 1, 2017		Nine months ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$844.7	48.5%	$810.5	47.5%	$34.2	4.2%
Motive power	895.6	51.5	894.3	52.5	1.3	0.1
Total net sales	$1,740.3	100.0%	$1,704.8	100.0%	$35.5	2.1%

Net sales of our reserve power products in the third quarter of fiscal 2017 decreased $0.7 million or 0.2% compared to the third quarter of fiscal 2016. The decrease was primarily due to a 3% decrease in foreign currency translation impact, partially offset by a 2% increase in acquisitions. Net sales increased $34.2 million or 4.2% in the nine months of fiscal 2017, as compared to the nine months of fiscal 2016, primarily due to an increase of approximately 4% and 3% due to organic volume and acquisitions, respectively, partially offset by a 3% decrease due to foreign currency translation impact.

Net sales of our motive power products in the third quarter of fiscal 2017 decreased by $9.2 million or 3.1% compared to the third quarter of fiscal 2016. The decrease was primarily due to a 2% decrease each in organic volume and foreign currency translation impact, partially offset by a 1% increase in pricing. Net sales increased $1.3 million or 0.1% in the nine months of fiscal 2017, as compared to the nine months of fiscal 2016, primarily due to a 1% increase each in organic volume and pricing, offset by a decrease of approximately 2% due to foreign currency translation impact.

Gross Profit

	Quarter ended January 1, 2017		Quarter ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$155.9	27.7%	$145.8	25.4%	$10.1	6.9%

	Nine months ended January 1, 2017		Nine months ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$483.5	27.8%	$451.2	26.5%	$32.3	7.2%

Gross profit increased $10.1 million or 6.9% in the third quarter of fiscal 2017 and increased $32.3 million or 7.2% in the nine months of fiscal 2017 compared to comparable prior year periods. Gross profit, as a percentage of net sales, increased 230 basis points and 130 basis points, in the third quarter and nine months of fiscal 2017, respectively, when compared to the comparable prior year periods. The increase in the gross profit margin in the current quarter is primarily due to improved manufacturing costs with a slight improvement in pricing due to an increase in lead pricing, partially offset by a drop in organic volume. The increase in the gross profit margin in the nine months is primarily due to lower commodity costs and benefits from cost reduction programs, partially offset by a $2.1 million inventory adjustment relating to the South Africa joint venture exit activities.

Operating Items

	Quarter ended January 1, 2017		Quarter ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$85.0	15.1%	$87.1	15.2%	$(2.1)	(2.5)%
Restructuring and other exit (credits) charges	$(1.2)	(0.2)%	$3.2	0.5%	$(4.4)	NM
Legal proceedings charge	$17.0	3.0%	$—	—%	$17.0	NM

	Nine months ended January 1, 2017		Nine months ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$277.5	15.9%	$261.2	15.3%	$16.3	6.2%
Restructuring and other exit charges	$5.0	0.3%	$7.0	0.4%	$(2.0)	(28.6)%
Legal proceedings charge	$17.0	1.0%	$3.2	0.2%	$13.8	NM
Gain on sale of facility	$—	—%	$(4.3)	(0.2)%	$4.3	NM

NM = not meaningful

Operating expenses as a percentage of net sales decreased 10 basis points in the third quarter of fiscal 2017 and increased 60 basis points in the nine months of fiscal 2017, compared to the comparable prior year periods of fiscal 2016. Operating expenses, excluding the effect of foreign currency translation, was flat in the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016 and increased $21 million or 8.0% in the nine months of fiscal 2017, as compared to the nine months of fiscal 2016. The operating expenses in the third quarter of fiscal 2017 included a receipt of $1.9 million of deferred purchase consideration relating to an acquisition made in fiscal 2014. The increase in operating expenses as a percentage of sales in the nine months of fiscal 2017 is primarily due to payroll related expenses, acquisitions and professional fees, partially offset by the aforementioned receipt of deferred purchase consideration. In the nine months of fiscal 2017, we also recorded a charge of $8.3 million in operating expenses, related to the ERP system implementation in our Americas region, including a $6.3 million write-off of previously capitalized costs during the first quarter of fiscal 2017. We determined that previously capitalized costs associated with the implementation should be written off, after reassessing our software design subsequent to encountering difficulty in the roll out at our pilot location. These costs were previously included in the construction in progress balance within property, plant and equipment, net, in the Consolidated Condensed Balance Sheet. Selling expenses, our main component of operating expenses, were 56.9% and 54.5% of total operating expenses in the third quarter and nine months of fiscal 2017, respectively, compared to 57.2% and 56.3% of total operating expenses in the third quarter and nine months of fiscal 2016, respectively.

Restructuring and other exit charges

Included in our third quarter of fiscal 2017 operating results is a credit of $1.2 million relating to restructuring and other exit charges in EMEA consisting of cash charges of $0.5 million primarily relating to severance and a credit of $1.7 million relating to South Africa joint venture exit activities. In addition, cost of goods sold also includes a $0.5 million credit of inventory adjustment relating to the South Africa joint venture. Included in our nine months of fiscal 2017 operating results is a $5.0 million charge consisting of restructuring and other exit charges in EMEA of $3.7 million, restructuring charges of $0.9 million in Americas and $0.4 million in Asia. Of the restructuring and exit charges in EMEA of $3.7 million, $2.5 million of restructuring charges related to European manufacturing operations and $1.2 million of exit charges related to our joint venture in South Africa. In addition, cost of goods sold also includes a $2.1 million inventory adjustment charge relating to the South Africa joint venture.

South Africa exit activities

During the nine months of fiscal 2017, the Company recorded exit charges of $3.3 million related to the South Africa joint venture, consisting of cash charges of $2.6 million primarily relating to severance and non-cash charges of $0.7 million. Included in the non-cash charges is a $2.1 million charge relating to the inventory adjustment which is reported in cost of goods sold, partially offset by a credit of $1.1 million relating to a change in estimate of contract losses and a $0.3 million gain on deconsolidation of the joint venture. Weakening of the general economic environment in South Africa, exacerbated by limited growth in the mining industry and competitive products flooding the market, affected the joint venture’s ability to compete effectively in the marketplace and consequently, the Company initiated an exit plan in consultation with its joint venture partner in the second quarter of fiscal 2017. The joint venture is currently under liquidation resulting in a loss of control and deconsolidation of the joint venture. The impact of the deconsolidation has been reflected in the Consolidated Condensed Statements of Income included in this Quarterly Report on Form 10-Q.

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

Legal proceedings charge

Included in our third quarter and nine months of fiscal 2017 operating results are $17.0 million of charges in EMEA relating to ongoing investigations conducted by the competition authorities of Belgium, Germany and the Netherlands, relating to conduct and anticompetitive practices of certain industrial battery participants, compared to $4.0 million related to the same in the nine months of fiscal 2016. We are responding to inquiries related to these matters. We settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $2.0 million, which was paid in March 2016. As of January 1, 2017 and March 31, 2016, we had a reserve balance of $1.8 million and $2.0 million, respectively, relating to the Belgian regulatory proceeding. The change in the reserve balance between January 1, 2017 and March 31, 2016 was solely due to foreign currency translation impact. We currently estimate that the aggregate range of possible loss with respect to the German regulatory proceeding is $17.0 million to $26.0 million and have reserved $17.0 million in connection with this matter. For the Dutch regulatory proceeding, we do not believe that an estimate can be made at this time given the current stage of this proceeding. As of January 1, 2017 and March 31, 2016, we had a total reserve balance of $18.8 million and $2.0 million, respectively, in connection with these remaining investigations and other related legal matters. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations, remains uncertain. Accordingly, our estimate may change from time to time, and actual losses could vary.

Included in our nine months of fiscal 2016 operating results is a reversal of $0.8 million of legal accrual in Americas, relating to legal fees, subsequent to the final settlement of the Altergy matter.

Gain on sale of facility

During the first quarter of fiscal 2016, we sold our plant in Chaozhou, the PRC for $9.2 million and recorded a gain of $4.3 million.

Operating Earnings

	Quarter ended January 1, 2017		Quarter ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$46.0	14.6%	$40.6	13.2%	$5.4	13.3%
EMEA	20.4	11.0	16.5	8.4	3.9	23.7
Asia	4.0	6.3	1.6	2.2	2.4	NM
Subtotal	70.4	12.5	58.7	10.2	11.7	20.0
Restructuring charges - Americas	—	—	(0.9)	(0.3)	0.9	NM
Inventory adjustment relating to exit activities - EMEA	0.5	0.3	—	—	0.5	NM
Restructuring and other exit credits (charges) - EMEA	1.2	0.6	(2.1)	(1.1)	3.3	NM
Restructuring charges - Asia	—	—	(0.2)	(0.3)	0.2	NM
Legal proceedings charge - EMEA	(17.0)	(9.1)	—	—	(17.0)	NM
Total operating earnings	$55.1	9.8%	$55.5	9.7%	$(0.4)	(0.8)%

	Nine months ended January 1, 2017		Nine months ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$139.2	14.4%	$134.3	14.2%	$4.9	3.6%
EMEA	57.1	10.2	54.2	9.3	2.9	5.6
Asia	11.8	5.6	1.5	0.8	10.3	NM
Subtotal	208.1	12.0	190.0	11.1	18.1	9.6
Restructuring charges - Americas	(0.9)	(0.1)	(1.5)	(0.2)	0.6	(37.8)
Inventory adjustment relating to exit activities - EMEA	(2.1)	(0.4)	—	—	(2.1)	NM
Restructuring and other exit charges - EMEA	(3.7)	(0.6)	(4.6)	(0.8)	0.9	(22.2)
Restructuring charges - Asia	(0.4)	(0.2)	(0.9)	(0.5)	0.5	(47.0)
Reversal of legal accrual, net of fees - Americas	—	—	0.8	0.1	(0.8)	NM
Legal proceedings charge - EMEA	(17.0)	(3.0)	(4.0)	(0.7)	(13.0)	NM
Gain on sale of facility - Asia	—	—	4.3	2.5	(4.3)	NM
Total operating earnings	$184.0	10.6%	$184.1	10.8%	$(0.1)	—%

(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

Operating earnings decreased $0.4 million or 0.8% in the third quarter and remained flat in the nine months of fiscal 2017 compared to the third quarter and nine months of fiscal 2016. Operating earnings, as a percentage of net sales, increased 10 basis points and decreased 20 basis points in the third quarter and nine months of fiscal 2017, respectively, when compared to the third quarter and nine months of fiscal 2016. The relatively flat performance in the operating earnings, as a percentage of net sales, in the third quarter of fiscal 2017 compared to the prior year quarter is attributable to improved mix combined with lower manufacturing costs and restructuring and exit charges largely offset by the legal proceedings charge in EMEA. The decrease in the operating earnings, as a percentage of net sales, in the nine months of fiscal 2017 compared to the prior year period, is due to the aforementioned factors in the third quarter of fiscal 2017, as well as the $6.3 million write-off of previously capitalized costs related to the new ERP system in the Americas in the first quarter of fiscal 2017, partially offset by higher organic volume and lower commodity costs. Also contributing to the negative impact in the comparison of the nine months to the comparable prior year period, was the $4.3 million gain on sale of our plant in Chaozhou, the PRC recorded in the first quarter of fiscal 2016.

The Americas segment's operating earnings, excluding restructuring charges, increased 140 basis points and 20 basis points in the third quarter and nine months of fiscal 2017, respectively, when compared to the third quarter and nine months of fiscal 2016. The increase in the current quarter is attributable to higher organic volume, improved product mix in both product lines, combined with lower manufacturing costs, while the modest increase in the current nine months is attributable to the aforementioned factors and lower commodity costs negatively offset by the write-off during the first quarter fiscal 2017 of previously capitalized costs of $6.3 million related to the new ERP system.

The EMEA segment's operating earnings, excluding restructuring and other exit charges and legal proceedings charge discussed above, increased 260 basis points and 90 basis points in the third quarter and nine months of fiscal 2017, respectively, compared to the third quarter and nine months of fiscal 2016. The increase in the third quarter and nine months of fiscal 2017 is primarily on account of improved product mix, manufacturing efficiencies combined with benefits from cost reduction programs, partially offset by currency headwinds and weak reserve power telecom market demand.

Operating earnings increased 410 basis points and 480 basis points in the Asia segment in the third quarter and nine months of fiscal 2017 compared to the third quarter and nine months of fiscal 2016. The increase in the current quarter is primarily due to improved product mix and results from our India and ICS (fiscal 2016 acquisition) operations in the current quarter while the increase in the nine months of fiscal 2017 is due to the aforementioned factors in the third quarter of fiscal 2017 as well as an increase in organic volume from increased sales to the telecom sector in the PRC.

Interest Expense

	Quarter ended January 1, 2017		Quarter ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$5.6	1.0%	$5.3	0.9%	$0.3	6.0%

	Nine months ended January 1, 2017		Nine months ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$16.8	1.0%	$16.7	1.0%	$0.1	0.7%

Interest expense of $5.6 million in the third quarter of fiscal 2017 (net of interest income of $0.5 million) was $0.3 million higher than the interest expense of $5.3 million in the third quarter of fiscal 2016 (net of interest income of $0.6 million). Interest expense of $16.8 million in the nine months of fiscal 2017 (net of interest income of $1.3 million) was $0.1 million higher than the interest expense of $16.7 million in the nine months of fiscal 2016 (net of interest income of $1.6 million).

The increase in interest expense in the third quarter of fiscal 2017 compared to the comparable prior year period of fiscal 2016 was primarily due to higher interest rates. The increase in interest expense in the nine months of fiscal 2017 compared to the nine months of fiscal 2016 was due to higher interest rates partially offset by the redemption of the Convertible Notes in fiscal 2016, which resulted in no interest on the Convertible Notes in fiscal 2017 compared to $2.5 million in the prior year nine months. Our average debt outstanding was $626.4 million and $629.2 million in the third quarter and nine months of fiscal 2017, respectively, compared to $662.1 million and $624.4 million in the third quarter and nine months of fiscal 2016, respectively. The increase in our average debt was mainly due to the the issuance of $300 million of the Notes in fiscal 2016, the net proceeds of which were used to redeem the Convertible Notes and fund an accelerated share repurchase program (“ASR”) during fiscal 2016.

Accreted interest on the Convertible Notes was $1.3 million in the nine months of fiscal 2016. Also included in interest expense are non-cash charges for deferred financing fees of $0.3 million and $1.0 million, respectively, in the third quarter and nine months of fiscal 2017 and $0.3 million and $1.1 million, respectively, in the third quarter and nine months of fiscal 2016.

Other (Income) Expense, Net

	Quarter ended January 1, 2017		Quarter ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(1.1)	(0.2)%	$1.2	0.2%	$(2.3)	NM

	Nine months ended January 1, 2017		Nine months ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(0.4)	—%	$2.6	0.1%	$(3.0)	NM

NM = not meaningful

Other (income) expense, net in the third quarter of fiscal 2017 was income of $1.1 million compared to expense of $1.2 million in the third quarter of fiscal 2016. Other (income) expense, net in the nine months of fiscal 2017 was income of $0.4 million compared to expense of $2.6 million in the nine months of fiscal 2016. Foreign currency impact resulted in a gain of $1.6 million and $1.2 million, respectively, in the third quarter and nine months of fiscal 2017, compared to the foreign currency losses of $1.1 million and $3.1 million, respectively, in the comparable prior year periods. Also reducing the positive impact in the comparison of the current nine months to the comparable prior year period, was miscellaneous income of $1.2 million in the first quarter of fiscal 2016.

Earnings Before Income Taxes

	Quarter ended January 1, 2017		Quarter ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$50.6	9.0%	$49.0	8.6%	$1.6	3.3%

	Nine months ended January 1, 2017		Nine months ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$167.6	9.6%	$164.8	9.7%	$2.8	1.7%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2017 increased $1.6 million, or 3.3%, compared to the third quarter of fiscal 2016 and increased $2.8 million, or 1.7%, in the nine months of fiscal 2017 compared to the nine months of fiscal 2016.

Income Tax Expense

	Quarter ended January 1, 2017		Quarter ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$13.5	2.4%	$10.8	1.9%	$2.7	25.6%
Effective tax rate	26.7%		22.0%		4.7%

	Nine months ended January 1, 2017		Nine months ended December 27, 2015		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$43.1	2.4%	$38.9	2.3%	$4.2	11.0%
Effective tax rate	25.7%		23.6%		2.1%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarters of fiscal 2017 and 2016 was based on the estimated effective tax rates applicable for the full years ending March 31, 2017 and March 31, 2016, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The consolidated effective income tax rates were 26.7% and 22.0%, respectively, for the third quarters of fiscal 2017 and 2016 and 25.7% and 23.6%, respectively, for the nine months of fiscal 2017 and 2016. The rate increase in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 is primarily due to the German regulatory proceedings charge of $17,000 (with no associated tax benefit) recorded in the third quarter of fiscal 2017 and the recognition of a tax benefit in fiscal 2016 related to international restructuring, partially offset by a decrease related to changes in the mix of earnings among tax jurisdictions. The rate increase in the nine months of fiscal 2017 compared to the nine months of fiscal 2016 is primarily due to the aforementioned German regulatory proceedings charge (with no associated tax benefit) recorded in the third quarter of fiscal 2017 and the recognition of a tax benefit in fiscal 2016 related to international restructuring, the subsequent recognition of a domestic deferred tax asset related to executive compensation and the subsequent recognition of a previously unrecognized tax position related to one of the Company's foreign subsidiaries, partially offset by a decrease related to changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 60% for the nine months of fiscal 2017 compared to 51% for the nine months of fiscal 2016. The foreign effective income tax rates for the nine months of fiscal 2017 and 2016 were 15.9% and 10.1%, respectively. The rate increase compared to the prior year period is primarily due to the aforementioned German regulatory proceedings charge (with no associated tax benefit) recorded in the third quarter of fiscal 2017 and the recognition of a tax benefit in fiscal 2016 related to international restructuring and the subsequent recognition of a previously unrecognized tax position related to one of the Company's foreign subsidiaries, partially offset by a decrease related to changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of the our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

Critical Accounting Policies and Estimates

Except as discussed in the following paragraph, there have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report.

During the third quarter of fiscal 2017, we performed an interim review of goodwill impairment for our Purcell EMEA reporting unit. As a result of this testing, the fair value of this reporting unit exceeded its carrying value, including goodwill by approximately 3%. Our goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used. As our testing results continue to indicate that there is only a marginal excess of fair value over book value for our Purcell EMEA reporting unit, we will continue to monitor this reporting unit and perform impairment testing in future periods as very small changes in projections could result in goodwill impairment of this reporting unit.

Liquidity and Capital Resources

Operating activities provided cash of $166.7 million in the nine months of fiscal 2017 compared to $232.7 million in the comparable period of fiscal 2016. In the nine months of fiscal 2017, cash provided by operating activities was primarily from net earnings of $124.5 million, depreciation and amortization of $40.5 million, non-cash charges consisting of write-offs relating to restructuring and other exit charges and ERP implementation of $7.7 million, stock-based compensation of $14.6 million, provision of doubtful accounts of $2.0 million and non-cash interest of $1.0 million. Cash provided by operating activities were partially offset by the increase in primary working capital of $47.7 million, net of currency translation changes. Cash provided by operating activities were positively impacted by legal proceedings accrual of $17.0 million and accrued expenses of $13.9 million, comprising primarily of income and other taxes, while prepaid and other current assets, comprising primarily of prepaid taxes, resulted in an outflow of $11.5 million.

In the nine months of fiscal 2016, cash provided by operating activities was primarily from net earnings of $125.9 million, depreciation and amortization of $41.9 million, non-cash charges relating to stock-based compensation of $14.9 million, provision of doubtful accounts of $3.2 million and non-cash interest of $2.4 million were offset by a gain of $4.3 million on sale of our facility in the PRC and deferred taxes of $3.2 million. Also contributing to our cash provided from operating activities was the decrease in primary working capital of $47.0 million, net of currency translation changes.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $611.6 million (yielding a primary working capital percentage of 27.1%) at January 1, 2017, $593.4 million (yielding a primary working capital percentage of 24.3%) at March 31, 2016 and $590.1 million at December 27, 2015 (yielding a primary working capital percentage of 25.7%). The primary working capital percentage of 27.1% at January 1, 2017 is 280 basis points higher than that for March 31, 2016, and is 140 basis points higher than that for the prior year period. Primary working capital percentage increased during the nine months of fiscal 2017 largely due to higher inventory levels. The reason for the increase in inventory is partially due to rising lead costs and is broad-based across the regions. We expect inventory turns to return to normal levels in our fourth quarter, which is usually our highest quarter for sales.

The increase in primary working capital percentage in the nine months of fiscal 2017 compared to the prior year nine months is due in part to lower accounts payable and higher inventory levels being partially offset by lower accounts receivable.

Primary working capital and primary working capital percentages at January 1, 2017, March 31, 2016 and December 27, 2015 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
January 1, 2017	$444.3	$370.2	$(202.9)	$611.6	$2,254.8	27.1%
March 31, 2016	490.8	331.0	(228.4)	593.4	2,445.9	24.3
December 27, 2015	463.2	341.2	(214.3)	590.1	2,294.3	25.7

Investing activities used cash of $47.8 million in the nine months of fiscal 2017 and primarily consisted of capital expenditures of $36.0 million, and acquisitions of $12.4 million.

Investing activities used cash of $74.7 million in the nine months of fiscal 2016 and were primarily comprised of capital expenditures of $45.7 million, acquisitions of $39.1 million, partially offset by proceeds from the sale of our manufacturing facility in Chaozhou, in the PRC for $9.2 million.

Financing activities used cash of $23.6 million in the nine months of fiscal 2017 primarily due to revolver borrowings of $191.3 million and repayments of $186.8 million, repayment of our Term Loan of $11.3 million, payment of cash dividends to our stockholders of $22.8 million, and payment of taxes related to net share settlement of equity awards of $7.7 million. Net borrowings on short-term debt were $13.6 million.

Financing activities used cash of $78.6 million in the nine months of fiscal 2016 primarily due to the issuance of $300.0 million of the Notes, principal payment of $172.3 million to the Convertible Notes holders, revolver borrowings and repayments of $300.0 million and $288.0 million, respectively, repayment on Term Loan of $3.8 million, debt issuance costs of $5.0 million relating to the Notes, payment of $180.0 million under the ASR, and payment of cash dividends to our stockholders of $23.3 million. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits resulted in a net outflow of $11.0 million. Net borrowings on short-term debt were $5.5 million.

As a result of the above, total cash and cash equivalents increased by $69.8 million to $467.1 million, in the nine months of fiscal 2017 compared to an increase by $77.2 million to $346.1 million, in the comparable period of fiscal 2016.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2016 Annual Report for the year ended March 31, 2016. As of January 1, 2017, we had no significant changes to our contractual obligations table contained in our 2016 Form 10-K.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at January 1, 2017 are $3.6 million (pre-tax). Those contracts that result in an asset position at January 1, 2017 are $0.6 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
January 1, 2017	$34.4	34.5	$1.00	8%
March 31, 2016	21.6	27.4	0.79	6
December 27, 2015	34.1	44.2	0.77	10
(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 100% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at January 1, 2017, lead purchased by January 1, 2017 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $14 million and $42 million in the third quarter and nine months of fiscal 2017.

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

To hedge these exposures, we have entered into forward contracts and options with financial institutions to fix the value at which we will buy or sell certain currencies. The vast majority of such contracts are for a period not extending beyond one year. Forward contracts outstanding as of January 1, 2017 and March 31, 2016 were $40.8 million and $29.4 million, respectively. The details of contracts outstanding as of January 1, 2017 were as follows:

Transactions Hedged	$US Equivalent (in millions)	Average Rate Hedged		Approximate % of Annual Requirements (1)
Sell Euros for U.S. dollars	$14.2	$/€	1.06	7%
Sell Euros for Polish zloty	6.1	PLN/€	4.41	8
Sell Euros for British pounds	12.6	£/€	0.81	64
Sell Malaysian Ringgit for Euros	2.5	MYR/€	4.71	78
Sell Australian dollars for U.S. dollars	1.5	$/AUD	0.75	11
Sell U.S. dollars for Mexican pesos	1.3	MXN/$	20.49	50
Sell British pounds for U.S. dollars	1.3	$/£	1.25	5
Sell Euros for Swedish Krona	0.6	SEK/€	9.86	7
Sell Australian dollars for British pounds	0.7	AUD/£	1.66	8
Total	$40.8
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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1)
October 3 – October 30, 2016	284	$67.55	284	$25,000,000
October 31 – November 27, 2016	—	—	—	25,000,000
November 28 – January 1, 2017	—	—	—	25,000,000
Total	284	$67.55	284

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
Michael J. Schmidtlein
Chief Financial Officer
Date: February 8, 2017

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