Form 10-K
period 2017-03-31
EnerSys
filed 2017-05-30
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2017 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 001-32253
 ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2366 Bernville Road
Reading, Pennsylvania 19605
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: 610-208-1991

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  YES    ☐  NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO
State the aggregate market value of the voting and non-voting common equity held by non-affiliates at October 2, 2016: $2,994,677,429 (1) (based upon its closing transaction price on the New York Stock Exchange on September 30, 2016).

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 25, 2017:                          43,518,085 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about August 2, 2017 are incorporated by reference in Part III of this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys. EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in EnerSys' filings with the Securities and Exchange Commission ( “SEC”) and its reports to stockholders. Generally, the inclusion of the words “anticipate,” “believe,” “expect,” “future,” “intend,” “estimate,” “will,” “plans,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management, and are applicable only as of the dates of such statements.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw materials in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in our products;

•	risks involved in our operations such as disruption of markets, changes in import and export laws, environmental regulations, currency restrictions and local currency exchange rate fluctuations;

•	our ability to maintain relationships with customers, including raising our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets and other energy solutions for industrial applications throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	litigation and regulatory proceedings to which we might be subject;

•	our expectations concerning indemnification obligations;

•	changes in our market share in the geographic business segments where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, manufacturing expansion and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

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
For the Fiscal Year Ended March 31, 2017

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

We operate and manage our business in three geographic regions of the world—Americas, EMEA and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the United States, and approximately 50% of our net sales were generated outside of the United States. The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with our segment headquarters in Reading, Pennsylvania, U.S.A.;

•	EMEA, which includes Europe, the Middle East and Africa, with our segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with our segment headquarters in Singapore.

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

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2017”, which refers to our fiscal year ended March 31, 2017. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2017 ended on July 3, 2016, October 2, 2016, January 1, 2017, and March 31, 2017, respectively. The four quarters in fiscal 2016 ended on June 28, 2015, September 27, 2015, December 27, 2015, and March 31, 2016, respectively.

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

In March 2002, we acquired the reserve power and motive power business of the Energy Storage Group of Invensys plc. (“ESG”). Our successful integration of ESG provided global scale in both the reserve and motive power markets. The ESG acquisition also provided us with a further opportunity to reduce costs and improve operating efficiency.

During fiscal years 2003 through 2017, we made twenty-seven acquisitions around the globe. In fiscal 2016, we completed the acquisition of ICS Industries Pty. Ltd. (ICS), headquartered in Melbourne, Australia. ICS is a leading full line shelter designer and manufacturer with installation and maintenance services serving the telecommunications, utilities, datacenter, natural resources and transport industries operating in Australia and serving customers in the Asia Pacific region.

Effective April 1, 2016, David Shaffer became our new President and Chief Executive Officer and Todd Sechrist became our new Executive Vice President and Chief Operating Officer of EnerSys. In addition, we hired a Chief Technical Officer, who reviewed our existing product portfolio and development programs and generated a new product roadmap.

We also hired a Vice President - Business Development to expand our capabilities to identify, review and execute M & A transitions. Mr. Shaffer and senior management of the company have performed a company-wide strategic review of our operations, product portfolio, enterprise systems and management capabilities, which resulted in the following key action items:

Develop operational excellence priorities to:

•	Update and upgrade our digital core;

•	Implement Lean initiatives to further substantial productivity gains; and

•	Invest in productivity and capacity automation.

Our goal is to improve our operating margins by a minimum of 200 basis points by the end of fiscal 2021.

Our Customers

We serve over 10,000 customers in over 100 countries, on a direct basis or through our distributors. We are not overly dependent on any particular end market. Our customer base is highly diverse, and no single customer accounts for more than 5% of our revenues.

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

Competition

The industrial battery market is highly competitive both among competitors who manufacture and sell industrial batteries and among customers who purchase industrial batteries. Our competitors range from development stage companies to large domestic and international corporations. Certain of our competitors produce energy storage products utilizing technologies or chemistries different from our own. We compete primarily on the basis of reputation, product quality, reliability of service, delivery and price. We believe that our products and services are competitively priced.

Americas

We believe that we have the largest market share in the Americas industrial battery market. We compete principally with East Penn Manufacturing, Exide Technologies and New Power in both the reserve and motive products markets; and also C&D Technologies Inc., EaglePicher (OM Group), NorthStar Battery, SAFT as well as Chinese producers in the reserve products market.

EMEA

We believe that we have the largest market share in the European industrial battery market. Our primary competitors are Exide Technologies, FIAMM, Hoppecke, SAFT as well as Chinese producers in the reserve products market; and Exide Technologies, Hoppecke, Midac, Eternity, and TAB in the motive products market.

Asia

We have a small share of the fragmented Asian industrial battery market. We compete principally with GS-Yuasa, Shin-Kobe, Hoppecke and Zibo Torch in the motive products market; and Amara Raja, China Shoto, Coslight, Exide Industries, Leoch and Narada, in the reserve products market.

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

We believe we are leaders in thin plate pure lead technology (“TPPL”). Some aspects of this technology may be patented in the future. We believe that a significant capital investment would be required by any party desiring to produce products using TPPL technology for our markets.

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

Seasonality

Our business generally does not experience significant quarterly fluctuations in net sales as a result of weather or other trends that can be directly linked to seasonality patterns, but historically our fourth quarter is our best quarter with higher revenues and generally more working days and our second quarter is the weakest due to the summer holiday season in Western Europe and North America.

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

Employees

At March 31, 2017, we had approximately 9,400 employees. Of these employees, approximately 29% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that did not exceed twelve months were approximately 7% of the total workforce. The average term of these agreements is two years, with the longest term being three years. We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2017.

Environmental Matters

In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and evolving environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, we are required to comply with the regulation issued from the European Union called Registration, Evaluation, Authorization and Restriction of Chemicals or “REACH”. Under the regulation, companies which manufacture or import more than one ton of a covered chemical substance per year are required to register it in a central database administered by the European Chemicals Agency. The registration process requires the submission of information to demonstrate the safety of chemicals as used and could result in significant costs or delay the manufacture or sale of our products in the European Union.  Additionally, industry associations and their member companies, including EnerSys, have scheduled meetings with the European Union member countries to advocate for their support of an exemption for lead compounds. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws and regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time, we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, can bring personal injury or other claims against us due to the presence of, or their exposure to, hazardous substances used, stored, transported or disposed of by us or contained in our products.

Sumter, South Carolina

We currently are responsible for certain environmental obligations at our former battery facility in Sumter, South Carolina, that predate our ownership of this facility. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. We have a reserve for this facility that totaled $1.1 million as of March 31, 2017. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.
Environmental and safety certifications

Twenty of our facilities in the Americas, EMEA and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Eight facilities in Europe and one in Africa are certified to OHSAS 18001 standards. OHSAS 18001 is a globally recognized occupational health and safety management systems standard.

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

The following risks and uncertainties, as well as others described in this Annual Report on Form 10-K, could materially and adversely affect our business, our results of operations and financial condition and could cause actual results to differ materially from our expectations and projections. Stockholders are cautioned that these and other factors, including those beyond our control, may affect future performance and cause actual results to differ from those which may, from time to time, be anticipated. There may be additional risks that are not presently material or known. See “Cautionary Note Regarding Forward-Looking Statements.” All forward-looking statements made by us or on our behalf are qualified by the risks described below.

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

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. For example, certain of the Company’s European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. The Company is responding to inquiries related to these matters. The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $2.0 million, which was paid in March 2016. As of March 31, 2017, the Company had a reserve balance of $1.8 million relating to the Belgian regulatory proceeding, $10.3 million relating to the Dutch regulatory proceeding and $13.5 million to a portion of the German regulatory proceeding and does not believe that an estimate can be made at this time given the current stage of a portion of the German regulatory proceeding. (See Note 18 to the Consolidated Financial Statement).

Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor, customer or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and/or reputation. Even if an inquiry does not result in these types of determinations, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business, and it potentially could create negative publicity which could harm our business and/or reputation.

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

In the area of taxes, changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and tax liabilities. Additionally, in the ordinary course of business, we are subject to examinations by various authorities, including tax authorities. In addition to ongoing examinations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty.

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

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at their current or former properties or at properties at which they have disposed of hazardous substances. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties caused by former owners. Soil and groundwater contamination has occurred at some of our current and former properties and may occur or be discovered at other properties in the future. We are currently investigating and monitoring soil and groundwater contamination at several of our properties, in most cases as required by regulatory permitting processes. We may be required to conduct these operations at other properties in the future. In addition, we have been and in the future may be liable to contribute to the cleanup of locations owned or operated by other persons to which we or our predecessor companies have sent wastes for disposal, pursuant to federal and other environmental laws. Under these laws, the owner or operator of contaminated properties and companies that generated, disposed of or arranged for the disposal of wastes sent to a contaminated disposal facility can be held jointly and severally liable for the investigation and cleanup of such properties, regardless of fault. Additionally, our products may become subject to fees and taxes in order to fund cleanup of such properties, including those operated or used by other lead-battery industry participants.

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

There is also a regulation to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones in and around the Democratic Republic of Congo. U.S. legislation included disclosure requirements regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. In addition, the European Union adopted a EU-wide conflict minerals rule under which most EU importers of tin, tungsten, tantalum, gold and their ores will have to conduct due diligence to ensure the minerals do not originate from conflict zones and do not fund armed conflicts. Large manufacturers also will have to disclose how they plan to monitor their sources to comply with the rules. Compliance with the regulation is required by January 1, 2021. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Future regulations may become more stringent or costly and our compliance costs and potential liabilities could increase, which may harm our business.

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

Most of the risk of fluctuating foreign currencies is in our EMEA segment, which comprised approximately one-third of our net sales during the last three fiscal years. The euro is the dominant currency in our EMEA operations. In the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established.

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
We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”). The ERP is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.
The failure to successfully implement efficiency and cost reduction initiatives, including restructuring activities, could materially adversely affect our business and results of operations, and we may not realize some or all of the anticipated benefits of those initiatives.

From time to time we have implemented efficiency and cost reduction initiatives intended to improve our profitability and to respond to changes impacting our business and industry. These initiatives include relocating manufacturing to lower cost regions, working with our material suppliers to lower costs, product design and manufacturing improvements, personnel reductions and voluntary retirement programs, and strategically planning capital expenditures and development activities. In the past we have recorded net restructuring charges to cover costs associated with our cost reduction initiatives involving restructuring. These costs have been primarily composed of employee separation costs, including severance payments, and asset impairments or losses from disposal. We also undertake restructuring activities and programs to improve our cost structure in connection with our business acquisitions, which can result in significant charges, including charges for severance payments to terminated employees and asset impairment charges.

We cannot assure you that our efficiency and cost reduction initiatives will be successfully or timely implemented, or that they will materially and positively impact our profitability. Because our initiatives involve changes to many aspects of our business, the associated cost reductions could adversely impact productivity and sales to an extent we have not anticipated. In addition, our ability to complete our efficiency and cost-savings initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to improve the efficiencies of our business operations and improve growth may not be successful. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended consequences that could materially adversely impact our profitability and business, including unintended employee attrition or harm to our competitive position. To the extent that we do not achieve the profitability enhancement or other benefits of our efficiency and cost reduction initiatives that we anticipate, our results of operations may be materially adversely effected.

Our international operations may be adversely affected by actions taken by foreign governments or other forces or events over which we may have no control.

We currently have significant manufacturing and/or distribution facilities outside of the United States, in Argentina, Australia, Belgium, Brazil, Bulgaria, Canada, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, the People’s Republic of China (“PRC”), Poland, Spain, Switzerland, Tunisia and the United Kingdom. We may face political instability, economic uncertainty, and/or difficult labor relations in our foreign operations. We also may face barriers in the form of long-standing relationships between potential customers and their existing suppliers, national policies favoring domestic manufacturers and protective regulations including exchange controls, restrictions on foreign investment or the repatriation of profits or invested capital, changes in export or import restrictions and changes in the tax system or rate of taxation in countries where we do business. We cannot assure you that we will be able to successfully develop and expand our international operations and sales or that we will be able to overcome the significant obstacles and risks of our international operations. This may impair our ability to compete with battery manufacturers who are based in such foreign countries or who have long established manufacturing or distribution facilities or networks in such countries.

Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

Many new energy storage technologies have been introduced over the past several years. For certain important and growing markets, such as aerospace and defense, lithium-based battery technologies have a large and growing market share. Our ability to achieve significant and sustained penetration of key developing markets, including aerospace and defense, will depend upon our success in developing or acquiring these and other technologies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our portfolio of primarily lead-acid products will remain competitive with products based on new technologies.

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

The approval of the Brexit Referendum in the United Kingdom may have an adverse impact on our results of operations.

In a referendum vote held on June 23, 2016, the United Kingdom voted to leave the European Union. Approximately 3% of our net sales from continuing operations in fiscal 2017 came from the U.K. At this time, we are not able to predict the impact that this vote will have on the economy in Europe, including in the U.K., or on the Great Britain Pound (the “GBP”) or other European exchange rates. Weakening of economic conditions or economic uncertainties tend to harm our business, and if such conditions emerge in the U.K. or in the rest of Europe, it may have a material adverse effect on our sales. In addition, any significant weakening of the GBP to the U.S. dollar will have an adverse impact on our European revenues due to the importance of U.K. sales.

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

As of March 31, 2017, we had $606.1 million of total consolidated debt (including capital lease obligations). This level of debt could:

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

During fiscal 2017, we announced the declaration of a quarterly cash dividend of $0.175 per share of common stock for quarters ended July 3, 2016, October 2, 2016, January 1, 2017 and March 31, 2017. On May 4, 2017, we announced a fiscal 2018 first quarter cash dividend of $0.175 per share of common stock. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of existing and future indebtedness and credit facilities, and other factors that the Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on our share price.

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

The Company’s worldwide headquarters is located in Reading, Pennsylvania, U.S.A. Geographic headquarters for our Americas, EMEA and Asia segments are located in Reading, Pennsylvania, U.S.A., Zug, Switzerland and Singapore, respectively. The Company owns approximately 80% of its manufacturing facilities and distribution centers worldwide. The following sets forth the Company’s principal owned or leased facilities by business segment:

Americas: Sylmar, California; Longmont, Colorado; Tampa, Florida; Hays, Kansas; Richmond, Kentucky; Warrensburg, Missouri; Horsham, Pennsylvania; Sumter, South Carolina; Ooltewah, Tennessee and Spokane, Washington in the United States; Monterrey and Tijuana in Mexico; Buenos Aires, Argentina and Sao Paulo, in Brazil.

EMEA: Targovishte, Bulgaria; Hostomice, Czech Republic; Arras, France; Hagen and Zwickau in Germany; Bielsko-Biala, Poland; Newport and Culham in the United Kingdom; and Tunis, Tunisia.

Asia: Chongqing and Yangzhou in the PRC and Andhra Pradesh in India.

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

Quarter Ended	High Price	Low Price	Closing Price	Dividends Declared
March 31, 2017	$81.63	$73.98	$78.94	$0.175
January 1, 2017	83.70	63.10	78.10	0.175
October 2, 2016	73.12	58.35	69.19	0.175
July 3, 2016	67.94	52.37	60.66	0.175

March 31, 2016	$58.89	$42.60	$55.72	$0.175
December 27, 2015	66.95	51.02	57.18	0.175
September 27, 2015	71.85	49.21	51.66	0.175
June 28, 2015	73.27	63.63	71.58	0.175

Holders of Record

As of May 25, 2017, there were approximately 361 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2017, we did not issue any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the number of shares of common stock we purchased from participants in our equity incentive plans as well as repurchases of common stock authorized by the Board of Directors. As provided by the Company’s equity incentive plans, (a) vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the Company’s equity incentive plans to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise and (b) the withholding tax requirements related to the vesting and settlement of equity awards may be satisfied by the surrender of shares of the Company’s common stock.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)
January 2, 2017 - January 29, 2017	—	—	$—	—	$25,000,000
January 30, 2017 - February 26, 2017	—		—	—	25,000,000
February 27, 2017 - March 31, 2017	—		—	—	25,000,000
Total	—		$—	—

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the Second Amended and Restated 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. This repurchase program was exhausted for fiscal 2017.

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

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group (duly updated for changes) on March 31, 2012.

Comparison Of Five Year Cumulative Total Return*
For Year Ended March 31, 2017
Among EnerSys, the NYSE Composite Index, and SIC Code 369

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
EnerSys
NYSE Composite
SIC Code 369

*$100 invested on March 31, 2012 in stock or index, including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended March 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share data)
Consolidated Statements of Income:
Net sales	$2,367,149	$2,316,249	$2,505,512	$2,474,433	$2,277,559
Cost of goods sold	1,714,367	1,704,472	1,864,601	1,844,813	1,708,203
Inventory adjustment relating to exit activities	2,157	—	—	—	—
Gross profit	650,625	611,777	640,911	629,620	569,356
Operating expenses	369,863	352,767	358,381	344,421	312,324
Restructuring and other exit charges	7,160	12,978	11,436	27,326	7,164
Impairment of goodwill, indefinite-lived intangibles and fixed assets	14,016	36,252	23,946	5,179	—
Legal proceedings charge / (reversal of legal accrual, net of fees)	23,725	3,201	(16,233)	58,184	—
Gain on sale of facility	—	(3,420)	—	—	—
Operating earnings	235,861	209,999	263,381	194,510	249,868
Interest expense	22,197	22,343	19,644	17,105	18,719
Other (income) expense, net	969	5,719	(5,602)	13,658	916
Earnings before income taxes	212,695	181,937	249,339	163,747	230,233
Income tax expense	54,472	50,113	67,814	16,980	65,275
Net earnings	158,223	131,824	181,525	146,767	164,958
Net (losses) earnings attributable to noncontrolling interests	(1,991)	(4,326)	337	(3,561)	(1,550)
Net earnings attributable to EnerSys stockholders	$160,214	$136,150	$181,188	$150,328	$166,508
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.69	$3.08	$3.97	$3.17	$3.47
Diluted	$3.64	$2.99	$3.77	$3.02	$3.42
Weighted-average number of common shares outstanding:
Basic	43,389,333	44,276,713	45,606,317	47,473,690	48,022,005
Diluted	44,012,543	45,474,130	48,052,729	49,788,155	48,635,449

	Fiscal Year Ended March 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$246,030	$307,571	$194,471	$193,621	$244,400
Net cash used in investing activities	(61,833)	(80,923)	(59,616)	(232,005)	(55,092)
Net cash (used in) provided by financing activities	(62,542)	(105,729)	(59,313)	21,562	(95,962)
Other operating data:
Capital expenditures	50,072	55,880	63,625	61,995	55,286

	As of March 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$500,329	$397,307	$268,921	$240,103	$249,348
Working capital	951,484	845,068	769,881	719,297	685,403
Total assets	2,293,029	2,214,488	2,136,555	2,318,959	1,984,512
Total debt, including capital leases, excluding discount on the Convertible Notes (1)	606,133	628,631	513,213	319,401	175,134
Total EnerSys stockholders’ equity	1,103,456	1,013,131	1,038,900	1,246,402	1,169,401
(1) Convertible Notes as defined under Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2017, 2016 and 2015, should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

EnerSys’ management uses the non-GAAP measures, EBITDA and adjusted EBITDA, in its computation of compliance with loan covenants. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP for interest, taxes, depreciation and amortization, and certain charges or credits as permitted by our credit agreements, that were recorded during the periods presented.

EnerSys’ management uses the non-GAAP measures,"primary working capital" and "primary working capital percentage" (see definition in “Liquidity and Capital Resources” below) along with capital expenditures, in its evaluation of business segment cash flow and financial position performance.

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

We operate and manage our business in three geographic regions of the world—Americas, EMEA and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside the United States, and approximately 50% of our net sales were generated outside the United States. The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with our segment headquarters in Reading, Pennsylvania, U.S.A.;

•	EMEA, which includes Europe, the Middle East and Africa, with our segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with our segment headquarters in Singapore.

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

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs and foreign currency exposures may continue to fluctuate as they have in the past several years. Over the past year, on a consolidated basis, we have experienced rising commodity costs. In addition, we have experienced unfavorable movements in foreign currency exchange rates.

Customer Pricing

Our selling prices fluctuated during the past year to offset the rising cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During fiscal 2017, our selling prices increased slightly, compared to the prior year.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $500 million of available cash and cash equivalents and available and undrawn credit lines of approximately $476 million at March 31, 2017 to cover short-term liquidity requirements and anticipated growth in the foreseeable future. Our $500 million senior secured revolving credit facility and $150 million senior secured incremental term loan (the “Term Loan”), comprising the “2011 Credit Facility” is committed through September 2018 as long as we continue to comply with its covenants and conditions.

Current market conditions related to our liquidity and capital resources are favorable. We believe current conditions remain favorable for the Company to have continued positive cash flow from operations that, along with available cash and cash equivalents and our undrawn lines of credit, will be sufficient to fund our capital expenditures, acquisitions and other investments for growth.

In fiscal 2016, we issued $300 million of 5.00% Senior Notes due 2023 (the “Notes”), with the net proceeds used primarily to fund the payment of principal and accreted interest outstanding on the senior 3.375% convertible notes due 2038 (the “Convertible Notes”) that were settled in fiscal 2016. See Note 8 to the Consolidated Financial Statements for additional details.

Subsequent to the extinguishment of the Convertible Notes, other than the Notes and the 2011 Credit Facility, we have no other significant amount of long-term debt maturing in the near future.

In fiscal 2016, we repurchased $178 million of treasury stock through open market purchases and through an accelerated share repurchase program with a major financial institution. Share repurchases had a modest positive impact on earnings per diluted share. There were no repurchases of treasury stock in fiscal 2017.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

Cost Savings Initiatives

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

During fiscal 2013, we announced further restructuring related to improving the efficiency of our manufacturing operations in EMEA, primarily consisting of cash expenses for employee severance-related payments and non-cash expenses associated with the write-off of certain fixed assets and inventory. These actions were substantially completed in fiscal 2015 and resulted in the reduction of approximately 140 employees. Our fiscal 2015 operating results reflected the full benefit of the estimated $7.0 million of favorable annualized pre-tax earnings impact of the fiscal 2013 programs.

During fiscal 2014, we announced additional restructuring programs to improve the efficiency of our manufacturing, sales and engineering operations in EMEA including the restructuring of its manufacturing operations in Bulgaria. The restructuring of the Bulgaria operations, which was announced during the third quarter of fiscal 2014, transferred motive power and a portion of reserve power battery manufacturing to our facilities in Western Europe. These actions resulted in the reduction of approximately 500 employees upon completion during fiscal 2016. Our fiscal 2015 operating results reflected substantially all of the approximately $19.0 million of expected favorable annualized pre-tax earnings impact of the fiscal 2014 programs.

During fiscal 2016 we announced restructuring programs related to improving operational efficiencies in EMEA and the Americas. These actions were completed in fiscal 2017 resulted in the reduction of approximately 240 employees and the closure of our Cleveland, Ohio, U.S.A., manufacturing facility. Approximately $3.0 million pre-tax savings have been reflected in the fiscal 2016 results, and an additional pre-tax savings of approximately $6.0 million have been reflected in the fiscal 2017 results.

We recently initiated an operational excellence program, referred to as EnerSys Operating System or EOS, to increase the focus on cost saving programs, as well as to improve targeted business processes, using lean tools and techniques. We began this effort in January 2017 and will gradually roll out the tools and techniques globally over a period of years. EOS is a major initiative towards our efforts to improve our operating margins by a minimum of 200 basis points by the end of fiscal 2021.

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

The future cash flows used under the DCF method are derived from estimates of future revenues, operating income, working capital requirements and capital expenditures, which in turn reflect specific global, industry and market conditions. The discount rate developed for each of the reporting units is based on data and factors relevant to the economies in which the business operates and other risks associated with those cash flows, including the potential variability in the amount and timing of the cash flows. A terminal growth rate is applied to the final year of the projected period and reflects our estimate of stable growth to perpetuity. We then calculate the present value of the respective cash flows for each reporting unit to arrive at the fair value using the income approach and then determine the appropriate weighting between the fair value estimated using the income approach and the fair value estimated using the market approach. Finally, we compare the estimated fair value of each reporting unit to its respective carrying value in order to determine if the goodwill assigned to each reporting unit is potentially impaired. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”, which eliminated Step 2 from the goodwill impairment test. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Consistent with our accounting policy of carrying out the annual goodwill impairment test on the first day of the fourth quarter of a fiscal year, we conducted the annual test on January 2, 2017 and were able to early adopt ASU 2017-04. For more details, see Note 5 to the Consolidated Financial Statements.

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

Our annual goodwill impairment test, which we performed during the fourth quarter of fiscal 2017, resulted in an impairment charge for goodwill and trademarks of $9.3 million and $4.7 million, in our Purcell US and Purcell EMEA reporting units, respectively, as discussed in Note 5 to the Consolidated Financial Statements. The aggregate remaining carrying value as of March 31, 2017, of goodwill and other intangibles of Purcell US and Purcell EMEA, were $25.7 million and $19.3 million, respectively. The excess of fair value over carrying value for each of our other reporting units as of January 2, 2017, the annual testing date, ranged from approximately 30% to approximately 145% of carrying value.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. Excluding the Purcell US and Purcell EMEA reporting units, this hypothetical 10% decrease would result in excess fair values over carrying values range from approximately 17% to approximately 120% of the carrying values. A 10% decrease in the fair value of the Purcell US and Purcell EMEA reporting units would result in additional impairment charges of $2.4 million and $3.1 million, respectively. We will continue to evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or loss of a major customer, indicate that there may be a potential indicator of impairment.

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

For certain matters, management is able to estimate a range of losses. When a loss is probable, but no amount of loss within a range of outcomes is more likely than other any other outcome, management will record a liability based on the low end of the estimated range. Additionally, management will evaluate whether losses in excess of amounts accrued are reasonably possible, and will make disclosure of those matters based on an assessment of the materiality of those addition possible losses.

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

Income Taxes

Our effective tax rate is based on pretax income and statutory tax rates available in the various jurisdictions in which we operate. We account for income taxes in accordance with applicable guidance on accounting for income taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases on recorded assets and liabilities. Accounting guidance also requires that deferred tax assets be reduced by a valuation allowance, when it is more likely than not that a tax benefit will not be realized.

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

Results of Operations—Fiscal 2017 Compared to Fiscal 2016

The following table presents summary Consolidated Statement of Income data for fiscal year ended March 31, 2017, compared to fiscal year ended March 31, 2016:

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,367.1	100.0%	$2,316.2	100.0%	$50.9	2.2%
Cost of goods sold	1,714.4	72.4	1,704.5	73.6	9.9	0.6
Inventory adjustment relating to exit activities - See Note 19	2.1	0.1	—	—	2.1	NM
Gross profit	650.6	27.5	611.7	26.4	38.9	6.4
Operating expenses	369.9	15.6	352.7	15.2	17.2	4.8
Restructuring and other exit charges	7.1	0.3	12.9	0.5	(5.8)	(44.8)
Impairment of goodwill, indefinite-lived intangibles and fixed assets	14.0	0.6	36.3	1.6	(22.3)	(61.3)
Legal proceedings charge	23.7	1.0	3.2	0.1	20.5	NM
Gain on sale of facility	—	—	(3.4)	(0.1)	3.4	NM
Operating earnings	235.9	10.0	210.0	9.1	25.9	12.3
Interest expense	22.2	1.0	22.3	1.0	(0.1)	(0.7)
Other (income) expense, net	1.0	—	5.7	0.2	(4.7)	(83.1)
Earnings before income taxes	212.7	9.0	182.0	7.9	30.7	16.9
Income tax expense	54.5	2.3	50.1	2.2	4.4	8.7
Net earnings	158.2	6.7	131.9	5.7	26.3	20.0
Net losses attributable to noncontrolling interests	(2.0)	(0.1)	(4.3)	(0.2)	2.3	(54.0)
Net earnings attributable to EnerSys stockholders	$160.2	6.8%	$136.2	5.9%	$24.0	17.7%
 NM = not meaningful

Overview

Our sales in fiscal 2017 were $2.4 billion, a 2% increase from prior year's sales. This increase was the result of a 2% increase in organic volume and a 1% increase each from pricing and acquisitions, partially offset by a 2% decrease due to foreign currency translation impact.

Gross profit margin percentage in fiscal 2017 increased by 110 basis points to 27.5% compared to fiscal 2016, mainly due to favorable product mix combined with the benefits of restructuring programs in EMEA, along with a modest growth in organic volume and a decrease in warranty costs.

A discussion of specific fiscal 2017 versus fiscal 2016 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Net sales by reportable segment were as follows:

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Americas	$1,332.3	56.3%	$1,276.0	55.1%	$56.3	4.4%
EMEA	763.1	32.2	787.4	34.0	(24.3)	(3.1)
Asia	271.7	11.5	252.8	10.9	18.9	7.5
Total net sales	$2,367.1	100.0%	$2,316.2	100.0%	$50.9	2.2%

The Americas segment’s revenue increased by $56.3 million or 4.4% in fiscal 2017, as compared to fiscal 2016, primarily due a 4% increase in organic volume and a 1% increase in acquisitions, partially offset by a 1% decrease in currency translation impact.

The EMEA segment’s revenue decreased by $24.3 million or 3.1% in fiscal 2017, as compared to fiscal 2016, primarily due to a 4% decrease in currency translation impact, partially offset by a 1% increase in organic volume.

The Asia segment’s revenue increased by $18.9 million or 7.5% in fiscal 2017, as compared to fiscal 2016, primarily due to an increase from acquisitions, pricing and organic volume of approximately 6%, 2% and 2%, respectively, partially offset by a 2% decrease in currency translation impact.

Net sales by product line were as follows:

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$1,142.2	48.3%	$1,109.2	47.9%	$33.0	3.0%
Motive power	1,224.9	51.7	1,207.0	52.1	17.9	1.5
Total net sales	$2,367.1	100.0%	$2,316.2	100.0%	$50.9	2.2%

Sales in our reserve power product line increased in fiscal 2017 by $33.0 million or 3% compared to the prior year primarily due to an increase from acquisitions and organic volume of approximately 3% and 2%, respectively, partially offset by a 2% decrease in currency translation impact.

Sales in our motive power product line increased in fiscal 2017 by $17.9 million or 1.5% compared to the prior year primarily due to an increase from organic volume and pricing of approximately 2% and 1%, respectively, partially offset by a 2% decrease in currency translation impact.

Gross Profit

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$650.6	27.5%	$611.7	26.4%	$38.9	6.4%

Gross profit increased $38.9 million or 6.4% in fiscal 2017 compared to fiscal 2016. Gross profit, excluding the effect of foreign currency translation, increased $45.4 million or 7.4% in fiscal 2017 compared to fiscal 2016. The 110 basis point improvement in the gross profit margin is primarily due to favorable product mix combined with the benefits of restructuring programs in EMEA, along with a modest growth in organic volume and a decrease in warranty costs.

Operating Items

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$369.9	15.6%	$352.7	15.2%	$17.2	4.8%
Restructuring and other exit charges	7.1	0.3	12.9	0.5	(5.8)	(44.8)
Impairment of goodwill, indefinite-lived intangibles and fixed assets	14.0	0.6	36.3	1.6	(22.3)	(61.3)
Legal proceedings charge	23.7	1.0	3.2	0.1	20.5	NM
Gain on sale of facility	—	—	(3.4)	(0.1)	3.4	NM
NM = not meaningful

Operating Expenses

Operating expenses increased $17.2 million or 4.8% in fiscal 2017 from fiscal 2016. Operating expenses, excluding the effect of foreign currency translation, increased $22.2 million or 6.4% in fiscal 2017 compared to fiscal 2016. The operating expenses in fiscal 2017 included a receipt of $1.9 million of deferred purchase consideration relating to an acquisition made in fiscal 2014. The increase in operating expenses as a percentage of sales of 40 basis points in fiscal 2017 is primarily due to payroll related expenses, acquisitions and professional fees, partially offset by the aforementioned receipt of deferred purchase consideration. In fiscal 2017, we also recorded a charge of $9.4 million in operating expenses, related to the ERP system implementation in our Americas region, including a $6.3 million write-off of previously capitalized costs during the first quarter of fiscal 2017. We determined that previously capitalized costs associated with the implementation should be written off, after reassessing our software design subsequent to encountering difficulty in the roll out at our pilot location. These costs were previously included in the construction in progress balance within property, plant and equipment, net, in the Consolidated Balance Sheet.

Restructuring and other exit charges

Included in our fiscal 2017 operating results is a $7.1 million charge consisting of restructuring and other exit charges, comprising primarily of $5.5 million in EMEA, $0.9 million in Americas and $0.7 million in Asia. Of the restructuring and exit charges in EMEA of $5.5 million, $4.3 million of restructuring charges related primarily to European manufacturing operations and $1.2 million of exit charges related to our joint venture in South Africa. In addition, cost of goods sold also includes a $2.1 million inventory adjustment charge relating to the South Africa joint venture.

South Africa exit activities

During fiscal 2017, the Company recorded exit charges of $3.3 million related to the South Africa joint venture, consisting of cash charges of $2.6 million primarily relating to severance and non-cash charges of $0.7 million. Included in the non-cash charges is a $2.1 million charge relating to the inventory adjustment which is reported in cost of goods sold, partially offset by a credit of $1.1 million relating to a change in estimate of contract losses and a $0.3 million gain on deconsolidation of the joint venture. Weakening of the general economic environment in South Africa, reflecting the limited growth in the mining industry, affected the joint venture’s ability to compete effectively in the marketplace and consequently, the Company initiated an exit plan in consultation with its joint venture partner in the second quarter of fiscal 2017. The joint venture is currently under liquidation resulting in a loss of control and deconsolidation of the joint venture. The impact of the deconsolidation has been reflected in the Consolidated Statements of Income.

Included in fiscal 2016 operating results are restructuring and other exit charges in EMEA of $9.4 million and restructuring charges of $2.1 million and $1.4 million in Americas and Asia, respectively.

Impairment of goodwill, indefinite-lived intangibles and fixed assets

In the fourth quarter of fiscal 2017, we conducted step one of the annual goodwill impairment test which indicated that the fair values of two of our reporting units - Purcell US in the Americas and Purcell EMEA in the EMEA operating segment, were less than their respective carrying values. Based on the guidance in ASU 2017-04, which we early adopted, we recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value.

We recorded a non-cash charge of $8.6 million and $3.6 million, related to goodwill impairment in the Americas and EMEA operating segments, respectively, and $0.7 million and $1.1 million, related to impairment of indefinite-lived trademarks in the Americas and EMEA operating segments, respectively, for an aggregate charge of $14.0 million, under the caption “Impairment of goodwill, indefinite-lived intangibles and fixed assets” in the Consolidated Statements of Income.

Purcell was acquired in fiscal 2014 during the height of the 4G telecom build-out. After performing to expectation for the first few quarters, its revenue slumped as telecom spending in the U.S. curtailed sharply. In both fiscal 2015 and 2016, lower estimated projected revenue and profitability in the near term caused by reduced levels of capital spending by major customers in the telecommunications industry was a key factor contributing to the impairment charges recorded in those years. In fiscal 2017, we transferred the European operations of Purcell to its EMEA operating segment, consistent with our geographical management approach. In the U.S., Purcell recently received significant orders, but at lower margins than recent years, resulting in an impairment in 2017. In Europe, Purcell's sales forecasts were reduced as a result of low telecom spending and accordingly recorded an impairment charge as well.

Legal proceedings charge / (reversal of legal accrual, net of fees)

Certain of our European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. We are responding to inquiries related to these matters. We settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $2.0 million, which was paid in March 2016. As of March 31, 2017 and March 31, 2016, we had a reserve balance of $1.8 million and $2.0 million, respectively, relating to the Belgian regulatory proceeding. The change in the reserve balance between March 31, 2017 and March 31, 2016 was solely due to foreign currency translation impact. As of January 1, 2017, we had estimated an aggregate range of possible loss associated with the German regulatory proceeding of $17.0 million to $26.0 million and reserved $17.0 million with respect to the German regulatory proceeding. Based on the continued evolution of facts and our interactions with the German competition authority in regard to this matter, we further refined our estimate for a portion of this proceeding to be $13.5 million as of March 31, 2017. We do not believe that an estimate can be made at this time given the current stage of the remaining portion of this proceeding. For the Dutch regulatory proceeding, we reserved $10.3 million as of March 31, 2017. As of March 31, 2017 and March 31, 2016, we had a total reserve balance of $25.6 million and $2.0 million, respectively, in connection with these remaining investigations and other related legal matters, included in Accrued Expenses on the Consolidated Balance Sheets. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

Included in our fiscal 2016 results is the reversal of a $0.8 million legal accrual in Americas, relating to legal fees, subsequent to the final settlement of the Altergy matter.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Americas	$191.5	14.4%	$182.7	14.3%	$8.8	4.8%
EMEA	76.2	10.0	75.6	9.6	0.6	1.0
Asia	15.1	5.5	0.7	0.2	14.4	NM
Subtotal	282.8	12.0	259.0	11.2	23.8	9.2
Restructuring charges - Americas	(0.9)	(0.1)	(2.1)	(0.2)	1.2	(56.7)
Inventory adjustment relating to exit activities - EMEA	(2.1)	(0.3)	—	—	(2.1)	NM
Restructuring and other exit charges - EMEA	(5.5)	(0.7)	(9.4)	(1.2)	3.9	(42.2)
Restructuring charges - Asia	(0.7)	(0.3)	(1.4)	(0.6)	0.7	(45.0)
Impairment of goodwill and indefinite-lived intangibles - Americas	(9.3)	(0.7)	(33.0)	(2.6)	23.7	(71.7)
Impairment of goodwill, indefinite-lived intangibles and fixed assets - EMEA	(4.7)	(0.6)	(3.3)	(0.4)	(1.4)	43.6
Reversal of legal accrual, net of fees - Americas	—	—	0.8	0.1	(0.8)	NM
Legal proceedings charge - EMEA	(23.7)	(3.1)	(4.0)	(0.5)	(19.7)	NM
Gain on sale of facility - Asia	—	—	3.4	1.4	(3.4)	NM
Total	$235.9	10.0%	$210.0	9.1%	$25.9	12.3%
  NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Fiscal 2017 operating earnings of $235.9 million were $25.9 million higher than in fiscal 2016 and were 10.0% of sales. The 90 basis point improvement in operating margin is primarily attributable to improved mix, better manufacturing capacity utilization from higher organic volume, benefits from cost saving initiatives and lower warranty costs. Commodity costs remained relatively flat compared to the prior year but are on the rise as we exit the fiscal year. The lower restructuring and exit charges and impairment charges in fiscal 2017 were largely offset by the legal proceedings charge in EMEA. Also included in the operating earnings of fiscal 2016 was the $3.4 million gain on sale of our plant in Chaozhou, the People’s Republic of China (“PRC”), recorded in fiscal 2016.

The Americas segment’s operating earnings, excluding the highlighted items discussed above, increased $8.8 million or 4.8% in fiscal 2017 compared to fiscal 2016, with the operating margin increasing 10 basis points to 14.4%. This relatively flat operating margin in our Americas segment is primarily due to higher organic volume, improved product mix in both product lines, combined with lower manufacturing costs, negatively offset by the write-off during the first quarter fiscal 2017 of previously capitalized costs of $6.3 million related to the new ERP system.

The EMEA segment’s operating earnings, excluding the highlighted items discussed above, increased $0.6 million or 1.0% in fiscal 2017 compared to fiscal 2016, with the operating margin increasing 40 basis points to10.0%. This increase is primarily on account of improved product mix, manufacturing efficiencies and lower warranty costs combined with benefits from cost reduction programs, partially offset by currency headwinds and weak reserve power telecom market demand.

Operating earnings in Asia, excluding the highlighted items discussed above, increased $14.4 million in fiscal 2017 compared to fiscal 2016, with the operating margin increasing by 530 basis points to 5.5% is primarily due to improved product mix and results from our India operations. Our PRC operations improved as the transition from our Jiangsu to Yangzhou facilities was completed.

Interest Expense

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$22.2	1.0%	$22.3	1.0%	$(0.1)	(0.7)%

Interest expense of $22.2 million in fiscal 2017 (net of interest income of $2.1 million) was $0.1 million lower than the $22.3 million in fiscal 2016 (net of interest income of $1.9 million).

Our average debt outstanding was $625.4 million in fiscal 2017, compared to our average debt outstanding (including the average amount of the Convertible Notes discount of $0.2 million) of $626.8 million in fiscal 2016. Our average cash interest rate incurred in fiscal 2017 was 3.3% compared to 3.1% in fiscal 2016.

Included in interest expense were non-cash charges related to amortization of deferred financing fees of $1.4 million in fiscal 2017 and $1.5 million in fiscal 2016. Also included in interest expense of fiscal 2016 was non-cash, accreted interest on the Convertible Notes of $1.3 million.

Other (Income) Expense, Net

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$1.0	—%	$5.7	0.2%	$(4.7)	(83.1)%

Other (income) expense, net was expense of $1.0 million in fiscal 2017 compared to expense of $5.7 million in fiscal 2016 primarily due to foreign currency gains of $0.6 million in fiscal 2017 compared to foreign currency losses of $5.4 million in fiscal 2016, partially offset by miscellaneous income of $1.2 million in fiscal 2016.

Earnings Before Income Taxes

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$212.7	9.0%	$182.0	7.9%	$30.7	16.9%

As a result of the factors discussed above, fiscal 2017 earnings before income taxes were $212.7 million, an increase of $30.7 million or 16.9% compared to fiscal 2016.

Income Tax Expense

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$54.5	2.3%	$50.1	2.2%	$4.4	8.7%
Effective tax rate	25.6%		27.5%		(1.9)%

Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The Company’s income tax provisions consist of federal, state and foreign income taxes. The effective income tax rate was 25.6% in fiscal 2017 compared to the fiscal 2016 effective income tax rate of 27.5%. The rate decrease in fiscal 2017 as compared to fiscal 2016 is primarily due to changes in the mix of earnings among tax jurisdictions and a decrease in non-

deductible goodwill impairment charges as compared to fiscal 2016, partially offset by an increase in non-deductible legal proceedings charge relating to the European competition investigation in fiscal 2017 as compared to fiscal 2016.

The fiscal 2017 foreign effective income tax rate on foreign pre-tax income of $132.3 million was 13.5% compared to foreign pre-tax income of $117.7 million and effective income tax rate of 16.9% in fiscal 2016. For both fiscal 2017 and fiscal 2016 the difference in the foreign effective tax rate versus the U.S. statutory rate of 35% is primarily attributable to lower tax rates in the foreign countries in which we operate. The rate decrease in fiscal 2017 compared to fiscal 2016 is primarily due to changes in the mix of earnings among tax jurisdictions and a decrease in non-deductible goodwill impairment charges compared to fiscal 2016, partially offset by an increase in non-deductible legal proceedings charge relating to the European competition investigation in fiscal 2017 compared to fiscal 2016.

Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2017 and fiscal 2016 and is taxed at approximately 5% and 7%, respectively.

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

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2016		Fiscal 2015		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Americas	$182.7	14.3%	$162.8	12.3%	$19.9	12.3%
EMEA	75.6	9.6	109.8	11.6	(34.2)	(31.1)
Asia	0.7	0.2	9.9	4.2	(9.2)	(94.3)
Subtotal	259.0	11.2	282.5	11.3	(23.5)	(8.3)
Restructuring charges-Americas	(2.1)	(0.2)	—	—	(2.1)	NM
Restructuring and other exit charges-EMEA	(9.4)	(1.2)	(7.5)	(0.8)	(1.9)	25.6
Restructuring charges-Asia	(1.4)	(0.6)	(3.9)	(1.7)	2.5	(63.3)
Impairment of goodwill and indefinite-lived intangibles-Americas	(33.0)	(2.6)	(23.1)	(1.8)	(9.9)	42.3
Impairment of goodwill and fixed assets-EMEA	(3.3)	(0.4)	(0.8)	(0.1)	(2.5)	NM
Reversal of legal accrual, net of fees-Americas	0.8	0.1	16.2	1.2	(15.4)	(95.1)
Legal proceedings charge-EMEA	(4.0)	(0.5)	—	—	(4.0)	NM
Gain on sale of facility-Asia	3.4	1.4	—	—	3.4	NM
Total	$210.0	9.1%	$263.4	10.5%	$(53.4)	(20.3)%
NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

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

The Company’s income tax provisions consist of federal, state and foreign income taxes. The effective income tax rate was 27.5% in fiscal 2016 compared to the fiscal 2015 effective income tax rate of 27.2%. The rate increase in fiscal 2016 as compared to fiscal 2015 is primarily due to changes in the mix of earnings among tax jurisdictions. The fiscal 2016 effective income tax rate also includes an increase due to a larger non-deductible goodwill impairment charge as compared to fiscal 2015.

The fiscal 2016 foreign effective income tax rate on foreign pre-tax income of $117.7 million was 16.9% compared to foreign pre-tax income of $173.0 million and effective income tax rate of 14.8% in fiscal 2015. For both fiscal 2016 and fiscal 2015 the difference in the foreign effective tax rate versus the U.S. statutory rate of 35% is primarily attributable to lower tax rates in the foreign countries in which we operate. The rate increase in fiscal 2016 compared to fiscal 2015 is primarily due to changes in the mix of earnings among tax jurisdictions and due to a larger non-deductible goodwill impairment charge compared to fiscal 2015.

Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2016 and fiscal 2015 and is taxed at approximately 7%.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2017, 2016 and 2015, were $500.3 million, $397.3 million and $268.9 million, respectively.

Cash provided by operating activities for fiscal 2017, 2016 and 2015, was $246.0 million, $307.6 million and $194.5 million, respectively.

During fiscal 2017, cash provided by operating activities was primarily from net earnings of $158.2 million, depreciation and amortization of $53.9 million, non-cash charges relating to write-off of goodwill and other assets of $20.3 million, stock-based compensation of $19.2 million, provision of doubtful accounts of $1.8 million, restructuring and other exit charges of $1.4 million, and non-cash interest of $1.4 million. Cash provided by operating activities were partially offset by the increase in primary working capital of $55.5 million, net of currency translation changes. Cash provided by operating activities were positively impacted by legal proceedings accrual of $23.7 million and accrued expenses of $9.3 million, comprising primarily of income and other taxes.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $624.8 million (yielding a primary working capital percentage of 24.9%) at March 31, 2017 and $593.4 million (yielding a primary working capital percentage of 24.3%) at March 31, 2016. The primary working capital percentage of 24.9% at March 31, 2017 is 60 basis points higher than that for March 31, 2016, and is 40 basis points lower than that for March 31, 2015. Primary working capital percentage increased during fiscal 2017 largely due to higher inventory levels. The reason for the increase in inventory is partially due to rising lead costs and is broad-based across the regions. We expect inventory turns to improve during fiscal 2018 due to our Lean initiatives.

Primary Working Capital and Primary Working Capital percentages at March 31, 2017, 2016 and 2015 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital (%)
		(in millions)
2017	$486.6	$360.7	$(222.5)	$624.8	$2,507.2	24.9%
2016	490.8	331.0	(228.4)	593.4	2,445.9	24.3
2015	518.2	337.0	(218.6)	636.6	2,519.6	25.3

Cash used in investing activities for fiscal 2017, 2016 and 2015 was $61.8 million, $80.9 million and $59.6 million, respectively. Capital expenditures were $50.1 million, $55.9 million and $63.6 million in fiscal 2017, 2016 and 2015, respectively. During fiscal 2017, capital spending focused primarily on continuous improvement to our equipment and facilities world-wide and the continuation of a new ERP system implementation for our Americas.

During fiscal 2017, and fiscal 2016, we had minor acquisitions resulting in a cash outflow of $12.4 million and $35.4 million, respectively. There were no acquisitions in fiscal 2015.

During fiscal 2017 financing activities used cash of $62.5 million primarily due to revolver borrowings of $262.0 million and repayments of $267.0 million, repayment of our Term Loan of $15.0 million, payment of cash dividends to our stockholders of $30.4 million, and payment of taxes related to net share settlement of equity awards of $7.4 million. Net payments on short-term debt were $4.6 million.

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

As a result of the above, cash and cash equivalents increased $103.0 million from $397.3 million at March 31, 2016 to $500.3 million at March 31, 2017.

We currently are in compliance with all covenants and conditions under our credit agreements.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $476 million at March 31, 2017 to cover short-term liquidity requirements. Our 2011 Credit Facility is committed through September 2018, as long as we continue to comply with the covenants and conditions of the credit facility agreement. Included in our available credit lines at March 31, 2017 is $333 million under our 2011 Credit Facility.

We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under our credit facilities will be sufficient to meet our liquidity needs, including normal levels of capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2017, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$592.5	$15.0	$277.5	$—	$300.0
Short-term debt	18.4	18.4	—	—	—
Interest on debt	109.6	23.6	33.5	30.0	22.5
Operating leases	98.7	24.5	36.0	21.7	16.5
Pension benefit payments and profit sharing	34.5	2.5	5.3	6.5	20.2
Restructuring	2.8	2.8	—	—	—
Purchase commitments	12.4	12.4	—	—	—
Foreign currency forward contracts	0.3	0.3	—	—	—
Capital lease obligations, including interest	0.2	0.1	0.1	—	—
Total	$869.4	$99.6	$352.4	$58.2	$359.2
Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the above table.

Under our 2011 Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $2.2 million as of March 31, 2017.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. Shown below are the leverage ratios at March 31, 2017 and 2016, in connection with our 2011 Credit Facility.

The total net debt as defined under our 2011 Credit Facility is $463.7 million for fiscal 2017 and is 1.4 times adjusted EBITDA (non-GAAP) as described below.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) as per our 2011 Credit Facility:

	Fiscal 2017	Fiscal 2016
	(in millions, except ratios)
Net earnings as reported	$158.2	$131.9
Add back:
Depreciation and amortization	53.9	56.0
Interest expense	22.2	22.3
Income tax expense	54.5	50.1
EBITDA (non GAAP)(1)	$288.8	$260.3
Adjustments per credit agreement definitions(2)	46.8	60.5
Adjusted EBITDA (non-GAAP) per credit agreement(1)	$335.6	$320.8
Total net debt(3)	$463.7	$491.9
Leverage ratios(4):
Total net debt/adjusted EBITDA ratio(4)	1.4 X	1.5 X
Maximum ratio permitted	3.25 X	3.25 X
Consolidated interest coverage ratio(5)	16.1 X	16.4 X
Minimum ratio required	4.5 X	4.5 X

(1)
We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use them as a key measures of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our 2011 Credit Facility are based on EBITDA, subject to adjustments, which are shown above. Continued availability of credit under our 2011 Credit Facility is critical to our ability to meet our business plans. We believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding revolving credit loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing fees, which is included in interest expense.

(2)
The $46.8 million adjustment to EBITDA in fiscal 2017 primarily related to $19.2 million of non-cash stock compensation, $1.4 million of non-cash restructuring and other exit charges and $24.1 million of impairment of goodwill, indefinite-lived intangibles, fixed assets and ERP system related charges, $2.0 million relating to minority partners' share of joint venture losses and $0.1 million of acquisition expenses. The $60.5 million adjustment to EBITDA in fiscal 2016 primarily related to $19.6 million of non-cash stock compensation, $3.8 million of non-cash restructuring and other exit charges and $36.3 million of impairment of goodwill, indefinite-lived intangibles and fixed assets and $0.7 million of acquisition expenses.

(3)
Debt includes capital lease obligations and letters of credit and is net of U.S. cash and cash equivalents and a portion of European cash investments, as defined in the 2011 Credit Facility. In fiscal 2017, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and foreign cash investments of $150 million, respectively, and in fiscal 2016, $148 million, respectively.

(4)
These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our 2011 Credit Facility.

(5)
As defined in the 2011 Credit Facility, for fiscal 2017 interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $1.4 million. For fiscal 2016, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $2.8 million.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements - Summary of Significant Accounting Policies for a description of certain recently issued accounting standards that were adopted or are pending adoption that could have a significant impact on our Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Related Party Transactions

None.

Sequential Quarterly Information

Fiscal 2017 and 2016 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions as described in the fiscal 2017 versus fiscal 2016 analysis previously discussed.

	Fiscal 2017				Fiscal 2016
	July 3, 2016 1st Qtr.	Oct. 2, 2016 2nd Qtr.	Jan. 1, 2017 3rd Qtr.	March 31, 2017 4th Qtr.	June 28, 2015 1st Qtr.	Sep. 27, 2015 2nd Qtr.	Dec. 27, 2015 3rd Qtr.	March 31, 2016 4th Qtr.
	(in millions, except share and per share amounts)
Net sales	$600.6	$576.0	$563.7	$626.8	$562.1	$569.1	$573.6	$611.4
Cost of goods sold	434.3	412.1	408.3	459.7	411.7	414.1	427.8	450.9
Inventory adjustment relating to exit activities	—	2.6	(0.5)	—	—	—	—	—
Gross profit	166.3	161.3	155.9	167.1	150.4	155.0	145.8	160.5
Operating expenses	99.0	93.5	85.0	92.4	84.5	89.6	87.1	91.5
Restructuring and other exit charges	1.3	4.9	(1.2)	2.1	1.2	2.6	3.2	5.9
Impairment of goodwill, indefinite-lived intangibles and fixed assets	—	—	—	14.0	—	—	—	36.3
Legal proceedings charge / (reversal of legal accrual, net of fees)	—	—	17.0	6.7	—	3.2	—	—
(Gain) loss on sale of facility	—	—	—	—	(4.3)	—	—	0.9
Operating earnings	66.0	62.9	55.1	51.9	69.0	59.6	55.5	25.9
Interest expense	5.7	5.5	5.6	5.4	6.3	5.1	5.3	5.6
Other (income) expense, net	1.3	(0.6)	(1.1)	1.4	0.7	0.7	1.2	3.1
Earnings before income taxes	59.0	58.0	50.6	45.1	62.0	53.8	49.0	17.2
Income tax expense	14.4	15.2	13.5	11.4	14.1	14.0	10.8	11.2
Net earnings	44.6	42.8	37.1	33.7	47.9	39.8	38.2	6.0
Net (losses) earnings attributable to noncontrolling interests	—	(2.8)	0.9	(0.1)	(0.5)	(0.2)	(0.3)	(3.3)
Net earnings attributable to EnerSys stockholders	$44.6	$45.6	$36.2	$33.8	$48.4	$40.0	$38.5	$9.3
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.03	$1.05	$0.83	$0.78	$1.09	$0.89	$0.87	$0.21
Diluted	$1.02	$1.04	$0.82	$0.76	$1.03	$0.87	$0.86	$0.21
Weighted-average number of common shares outstanding:
Basic	43,269,942	43,426,955	43,429,525	43,430,911	44,233,915	44,944,027	44,394,925	43,533,985
Diluted	43,829,813	43,949,543	44,049,674	44,221,143	46,756,376	46,005,399	44,976,204	44,158,541

Net Sales

Quarterly net sales by segment were as follows:

	Fiscal 2017				Fiscal 2016
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by segment:
Americas	$329.7	$324.8	$314.0	$363.8	$317.0	$322.5	$306.3	$330.2
EMEA	197.1	180.6	186.1	199.3	196.7	189.4	196.8	204.5
Asia	73.8	70.6	63.6	63.7	48.4	57.2	70.5	76.7
Total	$600.6	$576.0	$563.7	$626.8	$562.1	$569.1	$573.6	$611.4
Segment net sales as % of total:
Americas	54.9%	56.4%	55.7%	58.1%	56.4%	56.7%	53.4%	54.0%
EMEA	32.8	31.4	33.0	31.8	35.0	33.3	34.3	33.4
Asia	12.3	12.2	11.3	10.1	8.6	10.0	12.3	12.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly net sales by product line were as follows:

	Fiscal 2017				Fiscal 2016
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by product line:
Reserve power	$296.0	$277.4	$271.3	$297.5	$264.3	$274.2	$272.0	$298.7
Motive power	304.6	298.6	292.4	329.3	297.8	294.9	301.6	312.7
Total	$600.6	$576.0	$563.7	$626.8	$562.1	$569.1	$573.6	$611.4
Product line net sales as % of total:
Reserve power	49.3%	48.2%	48.1%	47.5%	47.0%	48.2%	47.4%	48.9%
Motive power	50.7	51.8	51.9	52.5	53.0	51.8	52.6	51.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2017 are $0.5 million (pre-tax). Those contracts that result in an asset position at March 31, 2017 are $1.4 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $3.1 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2017	$46.6	45.0	$1.03	8%
March 31, 2016	21.6	27.4	0.79	6
March 31, 2015	76.1	91.6	0.83	19

(1)	Based on the fiscal year lead requirements for the period then ended.

We estimate that a 10% increase in our cost of lead would have increased our annual cost of goods sold by approximately $57 million for the fiscal year ended March 31, 2017.

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

We hedge approximately 10% - 15% of the nominal amount of our known foreign exchange transactional exposures. We primarily enter into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. The vast majority of such contracts are for a period not extending beyond one year.

Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. We also selectively hedge anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815.

At March 31, 2017 and 2016, we estimate that an unfavorable 10% change in the exchange rates would have decreased net unrealized gains by approximately $3.2 million and $2.9 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of EnerSys

We have audited the accompanying consolidated balance sheets of EnerSys as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnerSys at March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EnerSys’ internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 30, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 30, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of EnerSys

We have audited EnerSys’ internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). EnerSys’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, EnerSys maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EnerSys as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2017 of EnerSys and our report dated May 30, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 30, 2017

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$500,329	$397,307
Accounts receivable, net of allowance for doubtful accounts (2017–$12,662; 2016–$11,393)	486,646	490,799
Inventories, net	360,694	331,081
Prepaid and other current assets	71,246	77,052
Total current assets	1,418,915	1,296,239
Property, plant, and equipment, net	348,549	357,409
Goodwill	328,657	353,547
Other intangible assets, net	153,960	159,658
Deferred taxes	31,587	33,530
Other assets	11,361	14,105
Total assets	$2,293,029	$2,214,488
Liabilities and Equity
Current liabilities:
Short-term debt	$18,359	$22,144
Current portion of capital lease obligations	69	89
Accounts payable	222,493	228,442
Accrued expenses	226,510	200,496
Total current liabilities	467,431	451,171
Long-term debt, net of unamortized debt issuance costs	587,609	606,221
Capital lease obligations	96	177
Deferred taxes	45,923	46,008
Other liabilities	83,601	86,479
Total liabilities	1,184,660	1,190,056
Commitments and contingencies
Redeemable noncontrolling interests	—	5,997
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2017 and at March 31, 2016	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 54,370,810 shares issued and 43,447,536 shares outstanding at March 31, 2017; 54,112,776 shares issued and 43,189,502 shares outstanding at March 31, 2016	544	541
Additional paid-in capital	464,092	452,097
Treasury stock at cost, 10,923,274 shares held as of March 31, 2017 and as of March 31, 2016	(439,800)	(439,800)
Retained earnings	1,231,444	1,097,642
Accumulated other comprehensive loss	(152,824)	(97,349)
Total EnerSys stockholders’ equity	1,103,456	1,013,131
Nonredeemable noncontrolling interests	4,913	5,304
Total equity	1,108,369	1,018,435
Total liabilities and equity	$2,293,029	$2,214,488

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2017	2016	2015
Net sales	$2,367,149	$2,316,249	$2,505,512
Cost of goods sold	1,714,367	1,704,472	1,864,601
Inventory adjustment relating to exit activities - See Note 19	2,157	—	—
Gross profit	650,625	611,777	640,911
Operating expenses	369,863	352,767	358,381
Restructuring and other exit charges - See Note 19	7,160	12,978	11,436
Impairment of goodwill, indefinite-lived intangibles and fixed assets - See Note 5	14,016	36,252	23,946
Legal proceedings charge / (reversal of legal accrual, net of fees) - See Note 18	23,725	3,201	(16,233)
Gain on sale of facility	—	(3,420)	—
Operating earnings	235,861	209,999	263,381
Interest expense	22,197	22,343	19,644
Other (income) expense, net	969	5,719	(5,602)
Earnings before income taxes	212,695	181,937	249,339
Income tax expense	54,472	50,113	67,814
Net earnings	158,223	131,824	181,525
Net (losses) earnings attributable to noncontrolling interests	(1,991)	(4,326)	337
Net earnings attributable to EnerSys stockholders	$160,214	$136,150	$181,188
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.69	$3.08	$3.97
Diluted	$3.64	$2.99	$3.77
Dividends per common share	$0.70	$0.70	$0.70
Weighted-average number of common shares outstanding:
Basic	43,389,333	44,276,713	45,606,317
Diluted	44,012,543	45,474,130	48,052,729

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2017	2016	2015
Net earnings	$158,223	$131,824	$181,525
Other comprehensive (loss) income:
Net unrealized gain on derivative instruments, net of tax	1,587	483	2,158
Pension funded status adjustment, net of tax	(3,694)	1,858	(8,512)
Foreign currency translation adjustment	(53,730)	8,035	(171,830)
Total other comprehensive (loss) income, net of tax	(55,837)	10,376	(178,184)
Total comprehensive income	102,386	142,200	3,341
Comprehensive loss attributable to noncontrolling interests	(2,353)	(5,576)	(1,027)
Comprehensive income attributable to EnerSys stockholders	$104,739	$147,776	$4,368

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity

(In Thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2014	$—	$532	$500,254	$(170,643)	$848,414	$67,845	$1,246,402	$5,887	$1,252,289
Stock-based compensation	—	—	25,259	—	—	—	25,259	—	25,259
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	5	(12,676)	—	—	—	(12,671)	—	(12,671)
Tax benefit from stock options	—	—	4,071	—	—	—	4,071	—	4,071
Purchase of common stock	—	—	—	(205,362)	—	—	(205,362)	—	(205,362)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(119)	(119)
Debt conversion feature	—	—	8,283	—	—	—	8,283	—	8,283
Other	—	—	(3)	—	—	—	(3)	—	(3)
Net earnings (excluding $191 of earnings attributable to redeemable noncontrolling interests)	—	—	—	—	181,188	—	181,188	146	181,334
Dividends ($0.70 per common share)	—	—	779	—	(32,518)	—	(31,739)	—	(31,739)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	—	292	—	292	—	292
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $3,250)	—	—	—	—	—	(8,512)	(8,512)	—	(8,512)
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,266)	—	—	—	—	—	2,158	2,158	—	2,158
Foreign currency translation adjustment (excludes ($990) related to redeemable noncontrolling interests)	—	—	—	—	—	(170,466)	(170,466)	(374)	(170,840)
Balance at March 31, 2015	$—	$537	$525,967	$(376,005)	$997,376	$(108,975)	$1,038,900	$5,540	$1,044,440
Stock-based compensation	—	—	19,603	—	—	—	19,603	—	19,603
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	4	(15,209)	—	—	—	(15,205)	—	(15,205)
Tax benefit from stock options	—	—	4,291	—	—	—	4,291	—	4,291
Purchase of common stock	—	—	—	(178,244)	—	—	(178,244)	—	(178,244)
Reissuance of treasury stock to Convertible Notes holders	—	—	—	114,449	—	—	114,449	—	114,449
Adjustment to equity on debt extinguishment	—	—	(84,140)	—	—	—	(84,140)	—	(84,140)
Debt conversion feature	—	—	1,330	—	—	—	1,330	—	1,330
Other	—	—	(477)	—	—	—	(477)	—	(477)
Net earnings (excluding $4,272 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	136,150	—	136,150	(54)	136,096
Dividends ($0.70 per common share)	—	—	732	—	(31,612)	—	(30,880)	—	(30,880)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	—	(4,272)	—	(4,272)	—	(4,272)
Other comprehensive income:
Pension funded status adjustment (net of tax expense of $587)	—	—	—	—	—	1,858	1,858	—	1,858
Net unrealized gain (loss) on derivative instruments (net of tax expense of $277)	—	—	—	—	—	483	483	—	483
Foreign currency translation adjustment (excludes ($1,068) related to redeemable noncontrolling interests)	—	—	—	—	—	9,285	9,285	(182)	9,103
Balance at March 31, 2016	$—	$541	$452,097	$(439,800)	$1,097,642	$(97,349)	$1,013,131	$5,304	$1,018,435
Stock-based compensation	—	—	19,185	—	—	—	19,185	—	19,185
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	3	(7,447)	—	—	—	(7,444)	—	(7,444)
Other	—	—	(480)	—	—	—	(480)	—	(480)
Net earnings (excluding $2,021 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	160,214	—	160,214	30	160,244
Dividends ($0.70 per common share)	—	—	737	—	(31,137)	—	(30,400)	—	(30,400)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	—	4,725	—	4,725	—	4,725
Other comprehensive income:
Pension funded status adjustment (net of tax expense of $142)	—	—	—	—	—	(3,694)	(3,694)	—	(3,694)
Net unrealized gain (loss) on derivative instruments (net of tax expense of $929)	—	—	—	—	—	1,587	1,587	—	1,587
Foreign currency translation adjustment (excludes $59 related to redeemable noncontrolling interests)	—	—	—	—	—	(53,368)	(53,368)	(421)	(53,789)
Balance at March 31, 2017	$—	$544	$464,092	$(439,800)	$1,231,444	$(152,824)	$1,103,456	$4,913	$1,108,369
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2017	2016	2015
Cash flows from operating activities
Net earnings	$158,223	$131,824	$181,525
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,945	55,994	57,040
Write-off of assets relating to restructuring and other exit charges	1,435	3,800	3,349
Non-cash write-off of property, plant and equipment	6,300	—	—
Gain on disposition of equity interest in Altergy	—	—	(2,000)
Impairment of goodwill, indefinite-lived intangibles and fixed assets	14,016	36,252	23,946
Derivatives not designated in hedging relationships:
Net losses (gains)	471	409	(972)
Cash proceeds (settlements)	(1,225)	648	654
Provision for doubtful accounts	1,794	4,749	1,125
Deferred income taxes	1,455	(753)	31,886
Legal proceedings accrual / (reversal of legal accrual, net of fees) - See Note 18	23,725	(799)	(16,233)
Non-cash interest expense	1,388	2,794	9,546
Stock-based compensation	19,185	19,603	25,259
Gain on sale of facility	—	(4,348)	—
(Gain) loss on disposal of fixed assets	(7)	(114)	8
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,535)	31,142	(13,250)
Inventory	(42,792)	11,667	(10,153)
Prepaid and other current assets	3,721	4,751	(18,998)
Other assets	2,034	(331)	701
Accounts payable	845	12,178	(26,500)
Accrued expenses	9,333	(4,739)	(64,147)
Other liabilities	5,719	2,844	11,685
Net cash provided by operating activities	246,030	307,571	194,471
Cash flows from investing activities
Capital expenditures	(50,072)	(55,880)	(63,625)
Purchase of businesses	(12,392)	(35,439)	—
Proceeds from sale of facility	—	9,179	—
Proceeds from disposition of equity interest in Altergy	—	—	2,000
Proceeds from disposal of property, plant, and equipment and other assets	631	1,217	2,009
Net cash used in investing activities	(61,833)	(80,923)	(59,616)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(4,600)	4,233	(11,923)
Proceeds from revolving credit borrowings	262,000	355,800	372,700
Repayments of revolving credit borrowings	(267,000)	(360,800)	(322,700)
Proceeds from long-term debt	—	300,000	150,000
Repayments of long-term debt	(15,000)	(7,500)	—
Repayments of Convertible Notes	—	(172,266)	(234)
Debt issuance costs	—	(5,031)	(1,076)
Capital lease obligations and other	(98)	(127)	(260)
Proceeds from the issuance of common stock	3	4	5
Payment of taxes related to net share settlement of equity awards	(7,447)	(15,209)	(12,676)
Excess tax benefits from exercise of stock options and vesting of equity awards	—	4,291	4,071
Purchase of treasury stock	—	(178,244)	(205,362)
Dividends paid to stockholders	(30,400)	(30,880)	(31,739)
Purchase of noncontrolling interests	—	—	(119)
Net cash used by financing activities	(62,542)	(105,729)	(59,313)
Effect of exchange rate changes on cash and cash equivalents	(18,633)	7,467	(46,724)
Net increase in cash and cash equivalents	103,022	128,386	28,818
Cash and cash equivalents at beginning of year	397,307	268,921	240,103
Cash and cash equivalents at end of year	$500,329	$397,307	$268,921

See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2017
(In Thousands, Except Share and Per Share Data)

1. Summary of Significant Accounting Policies

Description of Business

EnerSys (the “Company”) and its predecessor companies have been manufacturers of industrial batteries for over 125 years. EnerSys is a global leader in stored energy solutions for industrial applications. The Company manufactures, markets and distributes industrial batteries and related products such as chargers, outdoor cabinet enclosures, power equipment and battery accessories, and provides related after-market and customer-support services for its products.

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

The Company also consolidates certain subsidiaries in which the noncontrolling interest party has within its control the right to require the Company to redeem all or a portion of its interest in the subsidiary. The redeemable noncontrolling interests are reported at their estimated redemption value, and the amount presented in temporary equity is not less than the initial amount reported in temporary equity. Any adjustment to the redemption value impacts retained earnings but does not impact net income or comprehensive income. In fiscal 2017, the Company deconsolidated its joint venture in South Africa and the impact of this deconsolidation is reflected in the Consolidated Statements of Income. As a result, the Company has no redeemable noncontrolling interest on its Consolidated Balance Sheet as of March 31, 2017.

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

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is based on management’s estimate of uncollectible accounts, analysis of historical data and trends, as well as reviews of all relevant factors concerning the financial capability of its customers. Accounts receivable are considered to be past due based on when payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is uncollectible.

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

In fiscal 2016, in accordance with guidance under ASC 350, the Company conducted the goodwill impairment test using the two-step process. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

In fiscal 2017, as discussed in more detail under New Accounting Pronouncements, the Company early adopted ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”, which simplified the measurement of goodwill impairment by removing the second step of the goodwill impairment test that requires a hypothetical purchase price allocation.

The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2017 and 2016.

The Company does not have any credit-related contingent features associated with its derivative instruments.

Fair Value of Financial Instruments

The Company groups its recurring, non-recurring and disclosure-only fair value measurements into the following levels when making fair value measurement disclosures:

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

When unobservable inputs are significant to the fair value measurement, the asset or liability is classified as Level 3. Additionally, Level 2 fair value measurements include adjustments for credit risk based on the Company’s own creditworthiness (for net liabilities) and its counterparties’ creditworthiness (for net assets). The Company assumes that observable market prices include sufficient adjustments for liquidity and modeling risks. The Company did not have any fair value measurements that transferred between Level 2 and Level 3 as well as Level 1 and Level 2.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires deferred tax assets and liabilities be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets, if it is more likely than not some portion or all of the deferred tax assets will not be realized. The need to establish valuation allowances against deferred tax assets is assessed quarterly. The primary factors used to assess the likelihood of realization are forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

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

The fair value of the performance market share units is estimated at the date of grant using a Monte Carlo Simulation. A participant may earn between 0% to 200% of the number of performance market share units granted, based on the total shareholder return (the“TSR”) of the Company's common stock over a three-year period. The awards will cliff vest on the third anniversary of the grant date. The TSR is calculated by dividing the sixty or ninety calendar day average price at end of the period (as applicable) and the reinvested dividends thereon by such sixty or ninety calendar day average price at start of the period. The maximum number of awards earned is capped at 200% of the target award. Additionally, no payout will be awarded in the event that the TSR at the vesting date reflects less than a 25% return from the average price at the grant date. Performance market share units are similar to the market share units except that the targets are more difficult to achieve and may be tied to the TSR of a defined peer group.

The Company recognizes compensation expense using the straight-line method over the life of the market share units and performance market share units except for those issued to certain retirement-eligible participants, which are expensed on an accelerated basis. The Company estimates forfeitures rather than recognizing them when they occur.

Restricted Stock Units

The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of grant. These awards generally vest, and are settled in common stock, at 25% per year, over a four year period from the date of grant. The Company recognizes compensation expense using the straight-line method over the life of the restricted stock units.

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

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2017, 2016 and 2015, the Company had outstanding stock options, restricted stock units, market share units and performance market share units, which could potentially dilute basic earnings per share in the future. The Convertible Notes (as defined in Note 8), prior to their extinguishment on July 17, 2015, had a dilutive impact on the EPS for the fiscal years of 2016 and 2015.

Segment Reporting

A segment for reporting purposes is based on the financial performance measures that are regularly reviewed by the chief operating decision maker to assess segment performance and to make decisions about a public entity’s allocation of resources. Based on this guidance, the Company reports its segment results based upon the three geographical regions of operations.

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, U.S.A.,

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zug, Switzerland, and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017, with early adoption permissible one year earlier. The standard permits the use of either modified retrospective or full retrospective transition methods. The Company has developed an implementation plan, which is currently in the assessment phase. The Company has not selected a transition method and is currently evaluating the impact that adoption of the standard will have on the financial condition, results of operations and cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update will be effective for the Company for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This update will not have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805).” The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard in fiscal 2017 and this update did not have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)”. This update simplifies several aspects related to how share-based payments are accounted for and presented in the financial statements, including the accounting for forfeitures and tax-effects related to share-based payments at settlement, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this standard as of April 1, 2016. The impact of the adoption of this standard was as follows:

•	approximately $1,316 of excess tax benefits was recorded through income tax expense for fiscal 2017, adopted on a prospective basis;

•	excess tax benefits were included within operating cash flows adopted on a prospective basis;

•	cash paid by the Company when directly withholding shares to satisfy an employee's statutory tax obligations continued to be classified as a financing activity; and

•	no impact on prior periods due to adopting the guidance on a prospective basis.

The Company has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for

Goodwill Impairment”, which eliminated Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

Consistent with the Company's accounting policy of performing the annual goodwill impairment test on the first day of the fourth quarter of a fiscal year, the Company conducted the annual goodwill impairment test on January 2, 2017 and was able to early adopt ASU 2017-04. For more details, see Note 5 to the Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

There were no major acquisitions in fiscal 2017.

In fiscal 2016, the Company completed the acquisition of ICS Industries Pty. Ltd. (ICS), headquartered in Melbourne, Australia, for $34,496, net of cash acquired. ICS is a leading full line shelter designer and manufacturer with installation and maintenance services serving the telecommunications, utilities, datacenter, natural resources and transport industries operating in Australia and serving customers in the Asia Pacific region. The Company acquired tangible and intangible assets, in connection with the acquisition, including trademarks, technology, customer relationships, non-competition agreements and goodwill. Based on the final valuation, trademarks were valued at $1,322, technology at $1,399, customer relationships at $10,211, non-competition agreements at $142 and goodwill was recorded at $13,898. The useful lives of technology were estimated at 10 years, customer relationships were estimated at 11 years and non-competition agreements ranged from 2-5 years. Trademarks were considered to be indefinite-lived assets. There was no tax deductible goodwill associated with this acquisition.

There were no acquisitions in fiscal 2015.

The results of these acquisitions have been included in the Company’s results of operations from the dates of their respective acquisitions. Pro forma earnings and earnings per share computations have not been presented as these acquisitions are not considered material.

3. Inventories

Inventories, net consist of:

	March 31,
	2017	2016
Raw materials	$85,604	$84,198
Work-in-process	107,177	104,085
Finished goods	167,913	142,798
Total	$360,694	$331,081

Inventory reserves for obsolescence and other estimated losses, mainly relating to finished goods, were $18,461 and $23,570 at March 31, 2017 and 2016, respectively, and have been included in the net amounts shown above.

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2017	2016
Land, buildings, and improvements	$251,030	$249,112
Machinery and equipment	582,105	570,394
Construction in progress	33,418	35,450
	866,553	854,956
Less accumulated depreciation	(518,004)	(497,547)
Total	$348,549	$357,409
Depreciation expense for the fiscal years ended March 31, 2017, 2016 and 2015 totaled $45,388, $47,686, and $49,261, respectively. Interest capitalized in connection with major capital expenditures amounted to $817, $1,526, and $1,989 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

5. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2017			2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$96,849	$(953)	$95,896	$98,245	$(953)	$97,292
Finite-lived intangible assets:
Customer relationships	66,187	(24,936)	41,251	65,963	(18,485)	47,478
Non-compete	2,846	(2,701)	145	2,856	(2,457)	399
Technology	22,549	(7,168)	15,381	18,494	(5,423)	13,071
Trademarks	2,003	(1,066)	937	2,004	(983)	1,021
Licenses	1,474	(1,124)	350	1,487	(1,090)	397
Total	$191,908	$(37,948)	$153,960	$189,049	$(29,391)	$159,658

The Company’s amortization expense related to finite-lived intangible assets was $8,557, $8,308, and $7,779, for the years ended March 31, 2017, 2016 and 2015, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2017, is $8,244 in fiscal 2018, $8,206 in fiscal 2019, $8,063 in fiscal 2020, $7,813 in fiscal 2021 and $7,622 in fiscal 2022.

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Fiscal year ended March 31, 2017
	Americas	EMEA	Asia	Total
Balance at beginning of year	$166,197	$141,392	$45,958	$353,547
Reorganization of reporting structure	(11,628)	11,628	—	—
Goodwill acquired during the year, including purchase accounting adjustments	1,962	—	(840)	1,122
Goodwill impairment charge	(8,646)	(3,570)	—	(12,216)
Foreign currency translation adjustment	(903)	(10,637)	(2,256)	(13,796)
Balance at end of year	$146,982	$138,813	$42,862	$328,657

	Fiscal year ended March 31, 2016
	Americas	EMEA	Asia	Total
Balance at beginning of year	$190,321	$146,962	$32,447	$369,730
Reorganization of reporting structure	6,712	(6,712)	—	—
Goodwill acquired during the year	497	—	13,898	14,395
Goodwill impairment charge	(29,578)	(1,833)	—	(31,411)
Foreign currency translation adjustment	(1,755)	2,975	(387)	833
Balance at end of year	$166,197	$141,392	$45,958	$353,547

A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

	March 31, 2017
	Americas	EMEA	Asia	Total
Gross carrying value	$204,827	$144,966	$48,041	$397,834
Accumulated goodwill impairment charges	(57,845)	(6,153)	(5,179)	(69,177)
Net book value	$146,982	$138,813	$42,862	$328,657

	March 31, 2016
	Americas	EMEA	Asia	Total
Gross carrying value	$215,396	$143,975	$51,137	$410,508
Accumulated goodwill impairment charges	(49,199)	(2,583)	(5,179)	(56,961)
Net book value	$166,197	$141,392	$45,958	$353,547

Impairment of goodwill, indefinite-lived intangibles and fixed assets

As mentioned in Note 1, Summary of Significant Accounting Policies, the Company early adopted ASU 2017-04, which eliminated Step 2 from the goodwill impairment test. In the fourth quarter of fiscal 2017, the Company conducted step one of the annual goodwill impairment test which indicated that the fair values of two of its reporting units - Purcell US in the Americas and Purcell EMEA in the EMEA operating segment - were less than their respective carrying values. Based on the guidance in ASU 2017-04, the Company recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value.

The Company recorded a non-cash charge of $8,646 and $3,570, related to goodwill impairment in the Americas and EMEA operating segments, respectively, and $700 and $1,100 related to impairment of indefinite-lived trademarks in the Americas and

EMEA operating segments, respectively, for an aggregate charge of $14,016, under the caption “Impairment of goodwill, indefinite-lived intangibles and fixed assets” in the Consolidated Statements of Income.

Purcell was acquired in fiscal 2014 during the height of the 4G telecom build-out. After performing to expectation for the first few quarters, its revenue slumped as telecom spending in the U.S. curtailed sharply. In both fiscal 2015 and 2016, lower estimated projected revenue and profitability in the near term caused by reduced levels of capital spending by major customers in the telecommunications industry was a key factor contributing to the impairment charges recorded in those years. In fiscal 2017, the company transferred the European operations of Purcell to its EMEA operating segment, consistent with its geographical management approach. In the U.S., Purcell recently received significant orders, but at lower margins than recent years, resulting in an impairment in 2017. In Europe, Purcell's sales forecasts were reduced as a result of low telecom spending and accordingly recorded an impairment charge as well.

In fiscal 2016, the Company recorded a non-cash charge of $31,411 related to goodwill impairment in the Americas and EMEA operating segments, $3,420 related to impairment of indefinite-lived trademarks in the Americas and $1,421 related to impairment of fixed assets in the EMEA operating segment for an aggregate charge of $36,252.

In fiscal 2015, the Company recorded a non-cash charge of $20,371 related to goodwill impairment in the Americas and EMEA operating segments and $3,575 related to impairment of indefinite-lived trademarks in the Americas for an aggregate charge of $23,946.

The Company estimated tax-deductible goodwill to be approximately $19,857 and $20,766 as of March 31, 2017 and 2016, respectively.

6. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2017	2016
Prepaid non-income taxes	$22,268	$19,289
Prepaid income taxes	22,540	35,294
Non-trade receivables	4,318	2,876
Other	22,120	19,593
Total	$71,246	$77,052

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2017	2016
Payroll and benefits	$56,295	$48,470
Accrued selling expenses	34,561	32,759
Income taxes payable	13,708	17,345
Warranty	20,595	20,198
Freight	14,583	13,791
VAT and other non-income taxes	11,380	4,302
Deferred income	10,661	9,840
Restructuring	2,812	2,989
Interest	6,315	6,297
Pension	1,222	1,321
Other	54,378	43,184
Total	$226,510	$200,496

8. Debt

The following summarizes the Company’s long-term debt:

	As of March 31,
	2017		2016
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$3,746	$300,000	$4,370
2011 Credit Facility, due 2018	292,500	1,145	312,500	1,909
	$592,500	$4,891	$612,500	$6,279
Less: Unamortized issuance costs	4,891		6,279
Less: Current portion	—		—
Long-term debt, net of unamortized issuance costs	$587,609		$606,221

5.00% Senior Notes

The Company's $300,000 5.00% Senior Notes due 2023 (the “Notes”) bear interest at a rate of 5.00%. Interest is payable semiannually in arrears on April 30 and October 30 of each year, commencing on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by each of its subsidiaries that are guarantors under the 2011 Credit Facility (the “Guarantors”). The Guarantees are unsecured and unsubordinated obligations of the Guarantors. The net proceeds from the sale of the Notes were used primarily to repay and retire in full the principal amount of the Company’s senior 3.375% convertible notes (the “Convertible Notes”), as discussed below, as well as, fund the accelerated share repurchase program discussed in Note 15.

2011 Credit Facility

The Company is party to a $500,000 senior secured revolving credit facility and a $150,000 senior secured incremental term loan (the “Term Loan”) that matures on September 30, 2018, comprising the “2011 Credit Facility”. The quarterly installments payable on the Term Loan were $1,875 beginning June 30, 2015 and $3,750 beginning June 30, 2016 with a final payment of $108,750 on September 30, 2018. The 2011 Credit Facility may be increased by an aggregate amount of $300,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the revolving loan and the Term Loan under the 2011 Credit Facility will bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus between 1.25% and 1.75% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which is the highest of (a) the Bank of America prime rate, and (b) the Federal Funds Effective Rate) plus between 0.25% and 0.75% (based on the Company’s consolidated net leverage ratio). Obligations under the 2011 Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the credit facility, and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

There are no prepayment penalties on loans under the 2011 Credit Facility. The Company had $165,000 revolver borrowings and $127,500 Term Loan borrowings outstanding under its 2011 Credit Facility as of March 31, 2017.

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

The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $0, $1,330 and $8,283, respectively, for the fiscal years ended March 31, 2017, 2016 and 2015.

The Company paid $20,781, $15,176 and $10,088, net of interest received, for interest during the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

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

Short-Term Debt

As of March 31, 2017 and 2016, the Company had $18,359 and $22,144, respectively, of short-term borrowings from banks. The weighted-average interest rates on these borrowings were approximately 7% and 8% for fiscal years ended March 31, 2017 and 2016, respectively.

Letters of Credit

As of March 31, 2017 and 2016, the Company had $2,189 and $2,693, respectively, of standby letters of credit.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $1,388, $1,464, and $1,263 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. Debt issuance costs, net of accumulated amortization, totaled $4,891 and $6,279 as of March 31, 2017 and 2016, respectively.

Available Lines of Credit

As of March 31, 2017 and 2016, the Company had available and undrawn, under all its lines of credit, $475,947 and $472,187, respectively, including $142,872 and $144,112, respectively, of uncommitted lines of credit as of March 31, 2017 and March 31, 2016.

9. Leases

The Company’s future minimum lease payments under operating leases that have noncancelable terms in excess of one year as of March 31, 2017 are as follows:

2018	$24,510
2019	19,724
2020	16,327
2021	12,115
2022	9,559
Thereafter	16,459
Total minimum lease payments	$98,694

Rental expense was $35,991, $34,590, and $35,974 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. Certain operating lease agreements contain renewal or purchase options and/or escalation clauses.

10. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2017	2016
Pension	$42,930	$41,309
Warranty	25,521	28,224
Deferred income	4,929	6,007
Liability for uncertain tax benefits	1,562	2,176
Other	8,659	8,763
Total	$83,601	$86,479

11. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2017 and March 31, 2016 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$1,163	$—	$1,163	$—
Foreign currency forward contracts	(313)	—	(313)	—
Total derivatives	$850	$—	$850	$—

	Total Fair Value Measurement March 31, 2016	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(499)	$—	$(499)	$—
Foreign currency forward contracts	(988)	—	(988)	—
Total derivatives	$(1,487)	$—	$(1,487)	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy as described in Note 1, Summary of Significant Accounting Policies.

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

The Company's Notes, with an original face value of $300,000, were issued in April 2015. The fair value of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 101% and 96% of face value on March 31, 2017 and March 31, 2016, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at March 31, 2017 and 2016 were as follows:

	March 31, 2017		March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives(1)	$1,163	$1,163	$—	$—
Financial liabilities:
Notes (2)	300,000	303,000	300,000	288,000
Derivatives(1)	$313	$313	$1,487	$1,487

(1)	Represents lead and foreign currency forward contracts (see Note 12 for asset and liability positions of the lead and foreign currency forward contracts at March 31, 2017 and March 31, 2016).

(2)	The fair value amount of the Notes at March 31, 2017 at March 31, 2016 represents the trading value of the instruments.

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

The inputs used to measure the fair value of other intangible assets were largely unobservable and accordingly were also classified as Level 3. The fair value of trademarks, is based on an estimate of the royalties saved that would have been paid to a third party had the Company not owned the trademark. The fair value of other indefinite-lived intangibles was estimated using the income approach, based on cash flow projections of revenue growth rates, taking into consideration industry and market conditions.

In connection with the annual impairment testing conducted as of January 2, 2017 for fiscal 2017, indefinite-lived trademarks associated with Purcell US and Purcell EMEA were recorded at fair value on a nonrecurring basis at $4,300 and $3,900, respectively, and the remeasurement resulted in an impairment charge of $700 and $1,100, respectively. In determining the fair value of these assets, the Company used royalty rates ranging between 1.3%-2.5% based on comparable market rates, and used discount rates ranging between 15.0%-17.0%.

In connection with the annual impairment testing conducted as of December 28, 2015 for fiscal 2016, indefinite-lived trademarks associated with Purcell and Quallion/ABSL US were recorded at fair value on a nonrecurring basis at $10,000 and $990, respectively, and the remeasurement resulted in an aggregate impairment charge of $3,420. In determining the fair value of these assets, the Company used royalty rates ranging between 0.5%-2.5% based on comparable market rates, and used discount rates ranging between 16.0%-24.0%.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year and the notional amounts at March 31, 2017 and 2016 were 45.0 million pounds and 27.4 million pounds, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2017 and 2016, the Company had entered into a total of $30,751 and $18,206, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $3,118 of net pretax gain relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Statement of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2017 and 2016, the notional amount of these contracts was $13,560 and $11,156, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2017 and 2016

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Prepaid and other current assets
Lead forward contracts	$1,163	$—	$—	$—
Foreign currency forward contracts	11	—	—	—
Total assets	$1,174	$—	$—	$—
Accrued expenses
Lead forward contracts	$—	$499	$—	$—
Foreign currency forward contracts	—	350	324	638
Total liabilities	$—	$849	$324	$638

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$7,907	Cost of goods sold	$5,803
Foreign currency forward contracts	845	Cost of goods sold	433
Total	$8,752		$6,236

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(471)
Total		$(471)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2016

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,361)	Cost of goods sold	$(11,085)
Foreign currency forward contracts	(3,023)	Cost of goods sold	3,941
Total	$(6,384)		$(7,144)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(409)
Total		$(409)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2015

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(7,743)	Cost of goods sold	$(4,347)
Foreign currency forward contracts	8,206	Cost of goods sold	1,386
Total	$463		$(2,961)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$972
Total		$972

13. Income Taxes

	Fiscal year ended March 31,
	2017	2016	2015
Current income tax expense
Current:
Federal	$30,362	$29,082	$12,299
State	4,855	4,750	3,044
Foreign	17,800	17,034	20,585
Total current income tax expense	53,017	50,866	35,928
Deferred income tax expense (benefit)
Federal	857	(3,706)	25,113
State	590	124	1,771
Foreign	8	2,829	5,002
Total deferred income tax expense (benefit)	1,455	(753)	31,886
Total income tax expense	$54,472	$50,113	$67,814

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2017	2016	2015
United States	$80,436	$64,235	$76,327
Foreign	132,259	117,702	173,012
Earnings before income taxes	$212,695	$181,937	$249,339

Income taxes paid by the Company for the fiscal years ended March 31, 2017, 2016 and 2015 were $45,332, $44,625 and $42,404, respectively.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2017	2016
Deferred tax assets:
Accounts receivable	$2,419	$1,450
Inventories	6,521	6,596
Net operating loss carryforwards	46,178	50,094
Accrued expenses	29,783	25,436
Other assets	20,282	22,551
Gross deferred tax assets	105,183	106,127
Less valuation allowance	(27,053)	(25,416)
Total deferred tax assets	78,130	80,711
Deferred tax liabilities:
Property, plant and equipment	24,319	25,302
Other intangible assets	67,388	65,879
Other liabilities	759	2,008
Total deferred tax liabilities	92,466	93,189
Net deferred tax liabilities	$(14,336)	$(12,478)

The Company has approximately $1,797 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, with expirations between 2023 and 2027. The Company has approximately $151,340 of foreign net operating loss carryforwards, of which $110,506 may be carried forward indefinitely and $40,834 expire between fiscal 2018 and fiscal 2034. In addition, the Company also had approximately $33,263 of state net operating loss carryforwards with expirations between fiscal 2018 and fiscal 2037.

As of March 31, 2017 and 2016, the federal valuation allowance was $1,050. As of March 31, 2017 and 2016, the valuation allowance associated with the state tax jurisdictions was $705 and $656, respectively. As of March 31, 2017 and 2016, the valuation allowance associated with certain foreign tax jurisdictions was $25,298 and $23,710, respectively. The change includes an increase of $2,001 to tax expense primarily related to net operating loss carryforwards generated in the current year that the Company believes are not more likely than not to be realized, and a decrease of $413 primarily related to currency fluctuations.

A reconciliation of income taxes at the statutory rate to the income tax provision is as follows:

	Fiscal year ended March 31,
	2017	2016	2015
United States statutory income tax expense (at 35%)	$74,444	$63,678	$87,269
Increase (decrease) resulting from:
State income taxes, net of federal effect	3,677	3,282	3,206
Nondeductible expenses, domestic manufacturing deduction and other	1,993	(1,407)	8,128
Legal proceedings charge - European Competition Investigations - See Note 18	7,873	668	—
Goodwill impairment - See Note 5	3,812	6,475	5,194
Effect of foreign operations	(39,377)	(28,845)	(37,775)
Valuation allowance	2,050	6,262	1,792
Income tax expense	$54,472	$50,113	$67,814

The effective income tax rates for the fiscal years ended March 31, 2017, 2016 and 2015 were 25.6%, 27.5% and 27.2%, respectively. The effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of its consolidated income before taxes.
In fiscal 2017, the foreign effective income tax rate on foreign pre-tax income of $132,259 was 13.5%. In fiscal 2016, the foreign effective income tax rate on foreign pre-tax income of $117,702 was 16.9% and in fiscal 2015, the foreign effective income tax rate on foreign pre-tax income of $173,012 was 14.8%. The rate decrease in fiscal 2017 compared to fiscal 2016 is primarily due to changes in the mix of earnings among tax jurisdictions and a decrease in non-deductible goodwill impairment charges compared to fiscal 2016, partially offset by an increase in non-deductible legal proceedings charge relating to the European competition investigation in fiscal 2017 compared to fiscal 2016. The rate increase in fiscal 2016 compared to fiscal 2015 is primarily due to changes in the mix of earnings among tax jurisdictions and an increase in non-deductible goodwill impairment charges compared to fiscal 2015.

Income from the Company's Swiss subsidiary comprised a substantial portion of its overall foreign mix of income for the fiscal years ended March 31, 2017, 2016 and 2015 and was taxed at approximately 5%, 7% and 7%, respectively.

The Company has not recorded United States income or foreign withholding taxes on approximately $960,000 and $878,225 of undistributed earnings of foreign subsidiaries for fiscal years 2017 and 2016, respectively, that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts indefinitely invested overseas. It is not practical to calculate the income tax expense that would result upon repatriation of these earnings.

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Fiscal year ended March 31,
	2017	2016	2015
Balance at beginning of year	$2,375	$4,112	$3,743
Increases related to current year tax positions	252	422	3,241
Increases related to prior year tax positions	31	470	9
Decreases related to prior tax positions due to foreign currency translation	(352)	—	(85)
Decreases related to prior year tax positions settled	(678)	(2,315)	(2,695)
Lapse of statute of limitations	(178)	(314)	(101)
Balance at end of year	$1,450	$2,375	$4,112

All of the balance of unrecognized tax benefits at March 31, 2017, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

While the net effect on total unrecognized tax benefits cannot be reasonably estimated, approximately $284 is expected to reverse in fiscal 2017 due to expiration of various statute of limitations.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2017 and 2016, the Company had an accrual of $112 and $310, respectively, for interest and penalties.

14. Retirement Plans

Defined Benefit Plans

The Company provides retirement benefits to substantially all eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2017, 2016 and 2015, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2017	2016	2015	2017	2016	2015
Service cost	$371	$482	$400	$871	$820	$767
Interest cost	664	682	673	1,848	1,904	2,546
Expected return on plan assets	(816)	(855)	(889)	(1,875)	(2,247)	(2,248)
Amortization and deferral	453	481	319	978	1,249	688
Curtailment loss	—	313	—	—	—	—
Net periodic benefit cost	$672	$1,103	$503	$1,822	$1,726	$1,753

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2017	2016	2017	2016
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$17,649	$18,059	$69,134	$72,091
Service cost	371	482	871	820
Interest cost	664	682	1,848	1,904
Benefits paid, inclusive of plan expenses	(1,057)	(912)	(1,982)	(1,944)
Plan curtailments and settlements	—	(120)	(17)	—
Actuarial (gains) losses	(945)	(542)	11,863	(4,144)
Foreign currency translation adjustment	—	—	(7,239)	407
Benefit obligation at the end of the period	$16,682	$17,649	$74,478	$69,134

Change in plan assets
Fair value of plan assets at the beginning of the period	$11,839	$12,379	$32,314	$34,401
Actual return on plan assets	1,455	(124)	6,669	(591)
Employer contributions	494	496	1,640	1,504
Benefits paid, inclusive of plan expenses	(1,057)	(912)	(1,982)	(1,944)
Plan curtailments and settlements	—	—	(17)	—
Foreign currency translation adjustment	—	—	(4,301)	(1,056)
Fair value of plan assets at the end of the period	$12,731	$11,839	$34,323	$32,314
Funded status deficit	$(3,951)	$(5,810)	$(40,155)	$(36,820)

	March 31,
	2017	2016
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$46	$—
Accrued expenses	(1,222)	(1,321)
Other liabilities	(42,930)	(41,309)
	$(44,106)	$(42,630)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2017, 2016 and 2015:

	Fiscal year ended March 31,
	2017	2016	2015
Amounts recorded in AOCI before taxes:
Prior service cost	$(377)	$(445)	$(800)
Net loss	(28,475)	(26,628)	(28,734)
Net amount recognized	$(28,852)	$(27,073)	$(29,534)

	Fiscal year ended March 31,
	2017	2016	2015
Changes in plan assets and benefit obligations:
Net loss (gain) arising during the year	5,485	(988)	13,831
Effect of exchange rates on amounts included in AOCI	(2,275)	142	(3,565)
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(42)	(382)	(101)
Amortization or settlement recognition of net loss	(1,389)	(1,661)	(906)
Total recognized in other comprehensive (income) loss	$1,779	$(2,889)	$9,259

The amounts included in AOCI as of March 31, 2017 that are expected to be recognized as components of net periodic pension cost during the next twelve months are as follows:

Prior service cost	$(42)
Net loss	(1,633)
Net amount expected to be recognized	$(1,675)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2017	2016	2017	2016
All defined benefit plans:
Accumulated benefit obligation	$16,682	$17,649	$70,801	$65,732
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$28,623	$30,272
Accumulated benefit obligation	—	—	27,220	28,875
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$16,682	$17,649	$73,920	$69,134
Fair value of plan assets	12,731	11,839	33,719	32,314
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$16,682	$17,649	$73,920	$69,134
Accumulated benefit obligation	16,682	17,649	70,281	65,732
Fair value of plan assets	12,731	11,839	33,719	32,314

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the U.S. and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2017	2016	2015	2017	2016	2015
Discount rate	3.9%	3.8%	4.5%	1.8-3.7%	1.25-3.4%	3.0-4.6%
Expected return on plan assets	7.0	7.0	7.8	3.3-6.5	3.2-6.5	4.4-7.0
Rate of compensation increase	N/A	N/A	N/A	1.5-4.0	1.5-3.75	2.0-4.0

N/A = not applicable

Significant assumptions used to determine the projected benefit obligations for the U.S. and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2017	2016	2017	2016
Discount rate	4.1%	3.9%	1.5-3.5%	1.8-3.7%
Rate of compensation increase	N/A	N/A	1.5-4.0	1.5-4.0

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

The objectives of the Company’s investment strategies are: (a) the achievement of a reasonable long-term rate of total return consistent with an emphasis on preservation of capital and purchasing power,(b) stability of annual returns through a portfolio that reflects a conservative mix of risk versus return, and (c) reflective of the Company’s willingness to forgo significantly above-average rewards in order to minimize above-average risks. These objectives may not be met each year but should be attained over a reasonable period of time.

The following table represents the Company's pension plan investments measured at fair value as of March 31, 2017 and 2016 and the basis for that measurement:

	March 31, 2017
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$305	$305	$—	$—	$88	$88	$—	$—
Equity securities
US(a)	8,363	8,363	—	—	—	—	—	—
International(b)	1,050	1,050	—	—	22,727	—	22,727	—
Fixed income(c)	3,013	3,013	—	—	11,508	—	11,508	—
Total	$12,731	$12,731	$—	$—	$34,323	$88	$34,235	$—

	March 31, 2016
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$928	$928	$—	$—	$—	$—	$—	$—
Equity securities
US(a)	7,324	7,324	—	—	—	—	—	—
International(b)	1,015	1,015	—	—	21,439	—	21,439	—
Fixed income(c)	2,572	2,572	—	—	10,875	—	10,875	—
Total	$11,839	$11,839	$—	$—	$32,314	$—	$32,314	$—

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

(c)	Fixed income consists primarily of investment grade bonds from diversified industries.

The Company expects to make cash contributions of approximately $2,182 to its pension plans in fiscal 2018.

Estimated future benefit payments under the Company’s pension plans are as follows:

2018	$2,483
2019	2,560
2020	2,749
2021	3,131
2022	3,324
Years 2023-2027	20,230

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. Eligible employees can contribute a portion of their pre-tax and/or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and/or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2017, 2016 and 2015 were $7,447, $6,730 and $7,174, respectively.

15. Stockholders’ Equity and Noncontrolling Interests

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2017 and 2016, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following demonstrates the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2015, 2016 and 2017, respectively:

Shares outstanding as of March 31, 2014	46,942,126
Purchase of treasury stock	(3,274,829)
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	401,291
Shares outstanding as of March 31, 2015	44,068,588
Purchase of treasury stock	(3,216,654)
Shares issued from treasury stock to settle conversion premium on Convertible Notes	1,889,431
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	448,137
Shares outstanding as of March 31, 2016	43,189,502
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	258,034
Shares outstanding as of March 31, 2017	43,447,536

Treasury Stock

There were no repurchases of treasury stock during fiscal 2017. In fiscal 2016, the Company purchased 3,216,654 shares of its common stock for $178,244. Of the shares purchased in fiscal 2016, 2,961,444 were acquired through an accelerated share repurchase program for a total cash investment of $166,392 at an average price of $56.19. At March 31, 2017 and 2016, the Company held 10,923,274 shares as treasury stock.

Treasury Stock Reissuance

In fiscal 2016, the Company settled the conversion premium on the Convertible Notes by issuing 1,889,431 shares from its treasury stock. The reissuance was recorded on a last-in, first-out method, and the difference between the repurchase cost and the fair value at reissuance was recorded as an adjustment to stockholders' equity.

Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2017
Pension funded status adjustment	$(21,861)	$(4,659)	$965	$(25,555)
Net unrealized gain (loss) on derivative instruments	388	5,523	(3,936)	1,975
Foreign currency translation adjustment	(75,876)	(53,368)	—	(129,244)
Accumulated other comprehensive loss	$(97,349)	$(52,504)	$(2,971)	$(152,824)
March 31, 2016
Pension funded status adjustment	$(23,719)	$298	$1,560	$(21,861)
Net unrealized gain (loss) on derivative instruments	(95)	(4,027)	4,510	388
Foreign currency translation adjustment	(85,161)	9,285	—	(75,876)
Accumulated other comprehensive loss	$(108,975)	$5,556	$6,070	$(97,349)
March 31, 2015
Pension funded status adjustment	$(15,207)	$(9,259)	$747	$(23,719)
Net unrealized gain (loss) on derivative instruments	(2,253)	289	1,869	(95)
Foreign currency translation adjustment	85,305	(170,466)	—	(85,161)
Accumulated other comprehensive (loss) income	$67,845	$(179,436)	$2,616	$(108,975)

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(6,236)	Cost of goods sold
Tax expense	2,300
Net unrealized gain on derivative instruments, net of tax	$(3,936)

Defined benefit pension costs:
Prior service costs and deferrals	$1,431	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 14
Tax benefit	(466)
Net periodic benefit cost, net of tax	$965

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2016:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$7,144	Cost of goods sold
Tax benefit	(2,634)
Net unrealized loss on derivative instruments, net of tax	$4,510

Defined benefit pension costs:
Prior service costs and deferrals	$2,043	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 14
Tax benefit	(483)
Net periodic benefit cost, net of tax	$1,560

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2015:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$2,961	Cost of goods sold
Tax benefit	(1,092)
Net unrealized loss on derivative instruments, net of tax	$1,869

Defined benefit pension costs:
Prior service costs and deferrals	$1,007	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 14
Tax benefit	(260)
Net periodic benefit cost, net of tax	$747

The following demonstrates the change in redeemable noncontrolling interests during the fiscal years ended March 31, 2015, 2016 and 2017, respectively:

Balance as of March 31, 2014	$8,047
Net earnings attributable to redeemable noncontrolling interests	191
Redemption value adjustment	(292)
Foreign currency translation adjustment	(990)
Balance as of March 31, 2015	$6,956
Net losses attributable to redeemable noncontrolling interests	(4,272)
Redemption value adjustment	4,272
Other	109
Foreign currency translation adjustment	(1,068)
Balance as of March 31, 2016	$5,997
Net losses attributable to redeemable noncontrolling interests	(2,021)
Deconsolidation of joint venture	(4,035)
Foreign currency translation adjustment	59
Balance as of March 31, 2017	$—

16. Stock-Based Compensation

As of March 31, 2017, the Company maintains the Second Amended and Restated EnerSys 2010 Equity Incentive Plan (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market share units and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2010 EIP. Shares subject to awards that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of an award shall not count against the limit described above.

As of March 31, 2017, 823,554 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

During fiscal 2017, the Company granted to management and other key employees 242,068 non-qualified options that vest 3 years from the date of grant. Options granted prior to fiscal 2017, as well as the options granted in fiscal 2017 expire 10 years from the date of grant.

The Company recognized stock-based compensation expense relating to stock options of $1,705 with a related tax benefit of $457 for fiscal 2017, $1,419 with a related tax benefit of $477 for fiscal 2016 and $1,470 with a related tax benefit of $502 for fiscal 2015.

For purposes of determining the fair value of stock options granted in fiscal 2017 and fiscal 2016, the Company used a Black-Scholes Model with the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.41%	1.79%	1.94%
Dividend yield	1.22%	1.02%	1.00%
Expected life (years)	6	6	6
Volatility	30.4%	32.75%	40.48%

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price		Aggregate Intrinsic Value
Options outstanding as of March 31, 2014	66,173	1.4	$14.77		$3,608
Granted	76,512		69.85		—
Exercised	(39,868)		14.50		1,819
Options outstanding as of March 31, 2015	102,817	7.0	$55.86		$1,291
Granted	127,966		68.40		—
Exercised	(11,986)		14.64		639
Expired	(8,500)		—		—
Options outstanding as of March 31, 2016	210,297	8.5	$67.54		$218
Granted	242,068		57.60	—	—
Exercised	(263)		18.25	—	12
Expired	(434)		—		—
Options outstanding as of March 31, 2017	451,668	8.4	$62.29		$7,520
Options exercisable as of March 31, 2017	98,788	7.2	$66.55		$1,224
Options vested and expected to vest, as of March 31, 2017	442,808	8.4	$62.36		$7,340

The following table summarizes information regarding stock options outstanding as of March 31, 2017:

	Options Outstanding
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$15.01-$20.00	5,122	0.2	$18.34
$55.01-$60.00	242,068	9.1	57.60
$65-01-$69.85	204,478	7.7	68.94
	451,668	8.4	$62.29

Restricted Stock Units and Market Share Units

In fiscal 2017, the Company granted to non-employee directors 25,708 deferred restricted stock units at the fair value of $69.97 per restricted stock unit at the date of grant. In fiscal 2016, such grants amounted to 28,970 restricted stock units at the fair value of $55.32 per restricted stock unit at the date of grant and in fiscal 2015, amounted to 14,781 restricted stock units at the fair value of $61.16 per restricted stock unit at the date of grant. The awards vest immediately upon the date of grant and are payable in shares of common stock six months after termination of service as a director.

In fiscal 2017, the Company granted 1,239 restricted stock units and in fiscal 2016 and 2015, granted 565 and 3,434 restricted stock units, respectively, at various fair values, under deferred compensation plans.

In fiscal 2017, the Company granted to management and other key employees 237,358 restricted stock units at the fair value of $57.60 per restricted stock unit and 83,720 performance market share units at a weighted average fair value of $70.79 per unit at the date of grant.

In fiscal 2016, the Company granted to management and other key employees 120,287 restricted stock units at the fair value of $68.40 per restricted stock unit and 212,635 performance market share units at a weighted average fair value of $59.94 per market share unit at the date of grant.

In fiscal 2015, the Company granted to management and other key employees 118,312 restricted stock units at the fair value of $69.83 per restricted stock unit and 152,300 market share units at a weighted average fair value of $70.42 per market share unit at the date of grant.

For purposes of determining the fair value of performance market share units granted in fiscal 2017, fiscal 2016, and fiscal 2015, the Company used a Monte Carlo Simulation with the following assumptions:

	2017	2016	2015
Risk-free interest rate	0.94%	1.00%	0.87%
Dividend yield	—%	—%	—%
Expected life (years)	3	3	3
Volatility	31.74%	25.52%	30.83%

A summary of the changes in restricted stock units and market share units awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2017 is presented below:

	Restricted Stock Units (RSU)		Performance Market Share Units and Market Share Units (MSU)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of MSU	Weighted- Average Grant Date Fair Value
Non-vested awards as of March 31, 2016	502,440	$51.26	548,946	$64.46
Granted	264,305	56.40	83,720	70.79
Stock dividend	5,943	51.82	4,357	65.41
Performance factor	—	—	45,065	65.03
Vested	(160,453)	50.63	(232,947)	65.03
Canceled	(11,960)	63.02	—	—
Non-vested awards as of March 31, 2017	600,275	$51.96	449,141	$65.41

The Company recognized stock-based compensation expense relating to restricted stock units and market share units of $17,480, with a related tax benefit of $4,210 for fiscal 2017, $18,184, with a related tax benefit of $4,446 for fiscal 2016 and $23,789, with a related tax benefit of $4,790 for fiscal 2015.

All Award Plans

As of March 31, 2017, unrecognized compensation expense associated with the non-vested incentive awards outstanding was $30,113 and is expected to be recognized over a weighted-average period of 19 months.

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2017	2016	2015
Net earnings attributable to EnerSys stockholders	$160,214	$136,150	$181,188
Weighted-average number of common shares outstanding:
Basic	43,389,333	44,276,713	45,606,317
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	623,210	644,036	879,406
Convertible Notes	—	553,381	1,567,006
Diluted weighted-average number of common shares outstanding	44,012,543	45,474,130	48,052,729
Basic earnings per common share attributable to EnerSys stockholders	$3.69	$3.08	$3.97
Diluted earnings per common share attributable to EnerSys stockholders	$3.64	$2.99	$3.77
Anti-dilutive equity awards not included in diluted weighted-average common shares	1,295	—	—

In fiscal 2016, the Company paid $172,388, in aggregate, towards the principal balance of the Convertible Notes, including accreted interest, cash equivalent of fractional shares issued towards conversion premium and settled the conversion premium by issuing, in the aggregate, 1,889,431 shares of its common stock, which were included in the diluted weighted average shares outstanding for the period prior to the extinguishment.

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

European Competition Investigations

Certain of the Company’s European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. The Company is responding to inquiries related to these matters. The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. As of March 31, 2017 and March 31, 2016, the Company had a reserve balance of $1,830 and $2,038, respectively, relating to the Belgian regulatory proceeding. The change in the reserve balance between March 31, 2017 and March 31, 2016 was solely due to foreign currency translation impact. As of January 1, 2017, the Company had estimated an aggregate range of possible loss associated with the German regulatory proceeding of $17,000 to $26,000 and reserved $17,000 with respect to the German regulatory proceeding. Based on the continued evolution of facts and its interactions with the German competition authority in regard to this matter, the Company has further refined its estimate for a portion of this proceeding to be $13,463 as of March 31, 2017. The Company does not believe that an estimate can be made at this time given the current stage of the remaining portion of this proceeding. For the Dutch regulatory proceeding, the Company reserved $10,258 as of March 31, 2017. As of March 31, 2017 and March 31, 2016, the Company had a total reserve balance of $25,551 and $2,038, respectively, in connection with these remaining investigations and other related legal matters, included in accrued expenses on the Consolidated Balance Sheets. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility which was $1,123 as of March 31, 2017 and 2016. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Collective Bargaining

At March 31, 2017, the Company had approximately 9,400 employees. Of these employees, approximately 29% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that did not exceed twelve months were approximately 7% of the total workforce. The average term of these agreements is 2 years, with the longest term being 3 years. The Company considers its employee relations to be good and did not experience any significant labor unrest or disruption of production during fiscal 2017.

Lead Contracts

To stabilize its costs, the Company has entered into contracts with financial institutions to fix the price of lead. The vast majority of such contracts are for a period not extending beyond one year. Under these contracts, at March 31, 2017 and 2016, the Company has hedged the price to purchase approximately 45.0 million pounds and 27.4 million pounds of lead, respectively, for a total purchase price of $46,550 and $21,628, respectively.

Foreign Currency Forward Contracts

The Company quantifies and monitors its global foreign currency exposures. On a selective basis, the Company will enter into foreign currency forward and option contracts to reduce the volatility from currency movements that affect the Company. The vast majority of such contracts are for a period not extending beyond one year. The Company’s largest exposure is from the purchase and conversion of U.S. dollar based lead costs into local currencies in EMEA. Additionally, the Company has currency exposures from intercompany financing and intercompany and third-party trade transactions. To hedge these exposures, the Company has entered into a total of $44,311 and $29,362, respectively, of foreign currency forward contracts and options with financial institutions as of March 31, 2017 and 2016, respectively.

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

During the third quarter of fiscal 2015, the Company announced a restructuring related to its manufacturing facility located in Jiangdu, the People’s Republic of China (“PRC”), pursuant to which the Company completed the transfer of the manufacturing at that location to its other facilities in PRC, as part of the closure of the Jiangdu facility in the first quarter of fiscal 2016. This program was completed during the fourth quarter of fiscal 2016. Total charges for this program were $5,291 primarily for cash expenses of $4,893 for employee severance-related payments of approximately 300 employees and other charges and non-cash expenses of $398. The Company recorded cash restructuring charges of $3,870 during fiscal 2015 and recorded an additional $1,023 in cash charges and $398 in non-cash charges during fiscal 2016. The Company incurred $1,874 of costs against the accrual through fiscal 2015, and incurred $2,970 in costs against the accrual during fiscal 2016.

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

During fiscal 2016, the Company announced restructurings to improve efficiencies primarily related to its motive power assembly and distribution center in Italy and its sales and administration organizations in EMEA. In addition, the Company announced a further restructuring related to its manufacturing operations in Europe. The Company estimates that the total charges for these actions will amount to approximately $6,700, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 135 employees upon completion. In fiscal 2016, the Company recorded restructuring charges of $5,232 and recorded an additional $1,251 during fiscal 2017. The Company incurred $2,993 in costs against the accrual in fiscal 2016 and incurred an additional $3,037 against the accrual during fiscal 2017. As of March 31, 2017, the reserve balance associated with these actions is $393. The Company expects to be committed to an additional $200 of restructuring charges related to these actions during fiscal 2018, and expects to complete the program during fiscal 2018.

During fiscal 2016, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in the Americas. The program, which was completed during the first quarter of fiscal 2017, consisted of closing its Cleveland, Ohio charger manufacturing facility and the transfer of charger production to other Americas manufacturing facilities. The total charges for all actions associated with this program amounted to $2,379, primarily from cash charges for employee severance-related payments and other charges of $1,043, along with a pension curtailment charge of $313 and non-cash charges related to the accelerated depreciation of fixed assets of $1,023. The program resulted in the reduction of approximately 100 employees at its Cleveland facility. In fiscal 2016, the Company recorded restructuring charges of $1,488 including a pension curtailment charge of $313 and non-cash charges of $305 and recorded an additional $174 in cash charges and $718 in non-cash charges during the first quarter of fiscal 2017. The Company incurred $119 in costs against the accrual in fiscal 2016 and incurred an additional $924 against the accrual during the first quarter of fiscal 2017.

During fiscal 2017, the Company announced restructuring programs to improve efficiencies primarily related to its motive power production in EMEA. The Company estimates that the total charges for these actions will amount to approximately $5,000, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 45 employees upon completion. During fiscal 2017, the Company recorded restructuring charges of $3,104 and incurred $749 in costs against the accrual. As of March 31, 2017, the reserve balance associated with these actions is $2,290. The Company expects to be committed to an additional $1,900 in restructuring charges related to this action in fiscal 2018, when it expects to complete this program.

During fiscal 2017, the Company announced restructurings primarily to complete the transfer of equipment and clean-up of its manufacturing facility located in Jiangdu, the People’s Republic of China, which stopped production during the first quarter of fiscal 2016. The Company estimates that the total cash charges for these actions will amount to $779. During fiscal 2017, the Company recorded charges of $779 and incurred $648 in costs against the accrual. As of March 31, 2017, the reserve balance associated with these actions is $129. The Company expects no further charges related to this action in fiscal 2018, when it expects to complete this program.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2014	$7,312	$1,102	$8,414
Accrued	6,140	843	6,983
Costs incurred	(10,378)	(803)	(11,181)
Foreign currency impact and other	(108)	(288)	(396)
Balance at March 31, 2015	$2,966	$854	$3,820
Accrued	8,859	419	9,278
Accrual adjustments	—	(414)	(414)
Costs incurred	(8,817)	(872)	(9,689)
Foreign currency impact and other	(44)	38	(6)
Balance at March 31, 2016	$2,964	$25	$2,989
Accrued	4,566	742	5,308
Costs incurred	(4,754)	(604)	(5,358)
Foreign currency impact and other	(108)	(19)	(127)
Balance at March 31, 2017	$2,668	$144	$2,812

Other Exit Charges

During fiscal 2017, the Company recorded additional exit charges of $3,292 related to the South Africa joint venture, consisting of cash charges of $2,575 primarily relating to severance and non-cash charges of $717. Included in the non-cash charges are $2,157 relating to the inventory adjustment which is reported in cost of goods sold, partially offset by a credit of $1,099 relating to a change in estimate of contract losses and a $341 gain on deconsolidation of the joint venture. Weakening of the general economic environment in South Africa, reflecting the limited growth in the mining industry, affected the joint venture’s ability to compete effectively in the marketplace and consequently, the Company initiated an exit plan in consultation with its joint venture partner in the second quarter of fiscal 2017. The joint venture is currently under liquidation resulting in a loss of control and deconsolidation of the joint venture. The impact of the deconsolidation has been reflected in the Consolidated Statements of Income and was deemed not material.

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

	Fiscal year ended March 31,
	2017	2016	2015
Balance at beginning of year	$48,422	$39,810	$40,426
Current year provisions	17,852	19,735	18,413
Costs incurred	(15,945)	(13,998)	(16,015)
Foreign currency translation adjustment	(4,213)	2,875	(3,014)
Balance at end of year	$46,116	$48,422	$39,810

21. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2017	2016	2015
Foreign exchange transaction (gains) losses	$(662)	$5,425	$(5,011)
Gain on disposition of equity interest in Altergy	—	—	(2,000)
Other	1,631	294	1,409
Total	$969	$5,719	$(5,602)

22. Business Segments

Summarized financial information related to the Company’s reportable segments at March 31, 2017, 2016 and 2015 and for each of the fiscal years then ended is shown below.

	Fiscal year ended March 31,
	2017	2016	2015
Net sales by segment to unaffiliated customers
Americas	$1,332,353	$1,276,027	$1,322,337
EMEA	763,013	787,402	948,845
Asia	271,783	252,820	234,330
Total net sales	$2,367,149	$2,316,249	$2,505,512
Net sales by product line
Reserve power	$1,142,327	$1,109,154	$1,252,637
Motive power	1,224,822	1,207,095	1,252,875
Total net sales	$2,367,149	$2,316,249	$2,505,512
Intersegment sales
Americas	$26,039	$32,984	$29,987
EMEA	93,150	78,812	69,396
Asia	22,584	23,590	33,786
Total intersegment sales(1)	$141,773	$135,386	$133,169
Operating earnings
Americas	$191,500	$182,774	$162,741
EMEA	76,425	75,666	109,861
Asia	14,994	570	9,928
Inventory adjustment relating to exit activities—EMEA	(2,157)	—	—
Restructuring charges—Americas	(892)	(2,058)	—
Restructuring and other exit charges—EMEA	(5,487)	(9,501)	(7,567)
Restructuring charges—Asia	(781)	(1,419)	(3,869)
Impairment of goodwill and indefinite-lived intangibles—Americas	(9,346)	(32,999)	(23,196)
Impairment of goodwill, indefinite-lived intangibles and fixed assets—EMEA	(4,670)	(3,253)	(750)
Reversal of legal accrual, net of fees—Americas	—	799	16,233
Legal proceedings charge—EMEA	(23,725)	(4,000)	—
Gain on sale of facility—Asia	—	3,420	—
Total operating earnings(2)	$235,861	$209,999	$263,381
Property, plant and equipment, net
Americas	$190,169	$177,720	$168,274
EMEA	100,042	112,839	114,681
Asia	58,338	66,850	73,899
Total	$348,549	$357,409	$356,854
Capital Expenditures
Americas	$34,809	$39,127	$34,768
EMEA	13,733	12,625	16,215
Asia	1,530	4,128	12,642
Total	$50,072	$55,880	$63,625
Depreciation and Amortization
Americas	$30,204	$31,070	$30,724
EMEA	15,693	16,337	19,664
Asia	8,048	8,587	6,652
Total	$53,945	$55,994	$57,040

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense, net to the reportable segments.

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 50.0%, 51.0% and 46.0% for fiscal years ended March 31, 2017, 2016 and 2015, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2017 and 2016, were $156,828 and $149,348, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and, therefore, was deemed not material for separate disclosure.

23. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2017 ended on July 3, 2016, October 2, 2016, January 1, 2017, and March 31, 2017, respectively. The four quarters in fiscal 2016 ended on June 28, 2015, September 27, 2015, December 27, 2015, and March 31, 2016, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2017
Net sales	$600,603	$576,048	$563,697	$626,801	$2,367,149
Gross profit	166,334	161,295	155,884	167,112	650,625
Operating earnings(1)(2)(4)(7)	66,032	62,909	55,023	51,897	235,861
Net earnings	44,619	42,793	37,095	33,716	158,223
Net earnings attributable to EnerSys stockholders	44,573	45,636	36,235	33,770	160,214
Net earnings per common share attributable to EnerSys stockholders—basic	$1.03	$1.05	$0.83	$0.78	$3.69
Net earnings per common share attributable to EnerSys stockholders—diluted	$1.02	$1.04	$0.82	$0.76	$3.64
Fiscal year ended March 31, 2016
Net sales	$562,068	$569,134	$573,573	$611,474	$2,316,249
Gross profit	150,415	154,939	145,882	160,541	611,777
Operating earnings(3)(5)(6)(7)	69,037	59,548	55,461	25,953	209,999
Net earnings	47,934	39,768	38,214	5,908	131,824
Net earnings attributable to EnerSys stockholders	48,387	40,025	38,478	9,260	136,150
Net earnings per common share attributable to EnerSys stockholders—basic	$1.09	$0.89	$0.87	$0.21	$3.08
Net earnings per common share attributable to EnerSys stockholders—diluted	$1.03	$0.87	$0.86	$0.21	$2.99

(1)	Included in Operating earnings were inventory adjustment relating to exit activities of $2,659 and $(502) in the second and third quarters of fiscal 2017, respectively.

(2)	Included in Operating earnings were restructuring and other exit charges of $1,297, $4,893, $(1,153) and $2,123 for the first, second, third and fourth quarters of fiscal 2017, respectively.

(3)	Included in Operating earnings were restructuring and other exit charges of $1,218, $2,629, $3,204 and $5,927 for the first, second, third and fourth quarters of fiscal 2016, respectively.

(4)	Included in Operating earnings for the fourth quarter of fiscal 2017 was a charge relating to the impairment of goodwill, indefinite-lived intangibles for $14,016.

(5)	Included in Operating earnings for the fourth quarter of fiscal 2016 was a charge relating to the impairment of goodwill and other indefinite-lived intangibles for $36,252.

(6)	Included in Operating earnings for the first quarter of fiscal 2016 was a gain on sale of facility of $4,348 and in the fourth quarter of fiscal 2016, charges relating to the same of $928.

(7)
Included in Operating earnings were legal proceedings charge of $17,000 and $6,725 for the third and fourth quarters of fiscal 2017, respectively. Included in Operating earnings for the second quarter of fiscal 2016 was a legal proceedings charge of $3,201.

24. Subsequent Events

On May 4, 2017, the Company announced the payment of a quarterly cash dividend of $0.175 per share of common stock to be paid on June 30, 2017, to stockholders of record as of June 14, 2017.

On May 9, 2017, under the 2010 EIP, the Company granted 169,703 stock options, which vest over 3 years, 160,313 restricted stock units, which vest 25% each year over 4 years from the date of grant, and 60,008 market condition-based share units, which vest 3 years from the date of grant.

SCHEDULE II

EnerSys
Valuation and Qualifying Accounts
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charge-Offs	Purchase Accounting Adjustments	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2015	$9,446	$1,125	$(2,315)	$—	$(694)	$7,562
Fiscal year ended March 31, 2016	7,562	4,749	(649)	—	(269)	11,393
Fiscal year ended March 31, 2017	11,393	1,794	(173)	—	(352)	12,662

Allowance for inventory valuation:
Fiscal year ended March 31, 2015	$20,316	$9,306	$(7,707)	$—	$(1,673)	$20,242
Fiscal year ended March 31, 2016	20,242	10,052	(6,534)	—	(190)	23,570
Fiscal year ended March 31, 2017	23,570	9,451	(14,219)	—	(341)	18,461

Deferred tax asset—valuation allowance: (2)
Fiscal year ended March 31, 2015	$23,583	$4,222	$(3,796)	$(327)	$(3,619)	$20,063
Fiscal year ended March 31, 2016	20,063	6,670	(361)	—	(956)	25,416
Fiscal year ended March 31, 2017	25,416	4,305	(2,255)	—	(413)	27,053

(1)	Primarily the impact of currency changes.

(2)
In fiscal 2017 and 2016,“Other” was primarily the impact of currency changes. In fiscal 2015, “Other” also included the reversal of deferred tax accounts and related valuation allowance upon the sale of certain foreign subsidiaries of the Company.

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

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2017.

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

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,995,726	(1)	$62.36	(2)	823,554
Equity compensation plans not approved by security holders	—		—		—
Total	1,995,726		$62.36		823,554

(1)	Assumes a 200% payout of market share units and performance market share units.

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
3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys"’ Registration Statement on Form S-1 (File No. 001-32253) filed on February 6, 2013).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibits 3.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

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

4.4	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.3 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

10.1
Amended and Restated Credit Agreement, dated as of July 8, 2014, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers and the various lending institutions party thereto (incorporated by reference to Annex A to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 9, 2014).

10.2
Incremental Commitment Agreement, dated July 8, 2014, among EnerSys and certain financial institutions (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 9, 2014).

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

Exhibit Number	Description of Exhibit
10.4	Form of Severance Agreement, (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 28, 2013).

10.5
Employment Offer Letter, dated October 20, 2014, of EnerSys Delaware Inc. to David M. Shaffer (incorporated by reference to Exhibit 10.5 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.6	EnerSys 2013 Management Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 27, 2013).

10.7	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.8
Second Amended and Restated EnerSys 2010 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 23, 2016).

10.9
EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.10	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.11	Form of Stock Option Agreement (four-year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.12	Form of Stock Option Agreement (three-year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.13	Form of Restricted Stock Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.14	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.15
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

10.17
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

10.19
Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013).

10.20
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013).

Exhibit Number	Description of Exhibit
10.21
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.22
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.23
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.24
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.25
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.26	Form of Indemnification Agreement - Directors and Officers (filed herewith).

10.27
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.28
Form of Stock Option Agreement - Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.29
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.30
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.31
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.32
Form of Market Share Unit Agreement - Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.33
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.34
Form of Fifth Amendment to Credit Agreement, dated as of November 23, 2015, among EnerSys, various lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q for the period ended December 27, 2015 (File No. 001-32253) filed on January 28, 2016).

10.35
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q for the period ended September 27, 2015 (File No. 001-32253) filed on November 2, 2016).

Exhibit Number	Description of Exhibit
10.36
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q for the period ended September 27, 2015 (File No. 001-32253) filed on November 2, 2016).

10.37
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.38
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.39
Form of Performance Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.40
Employment Agreement, dated December 21, 2015, between EH Europe GmbH and Holger P. Aschke(incorporated by reference to Exhibit 10.49 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.41	Employment Agreement, dated April 1, 2016, between EnerSys Reserve Power Pte Ltd. and Myles Jones (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ DAVID M. SHAFFER
May 30, 2017		David M. Shaffer Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAVID M. SHAFFER	Chief Executive Officer	May 30, 2017
David M. Shaffer

/s/ MICHAEL J. SCHMIDTLEIN	Chief Financial Officer	May 30, 2017
Michael J. Schmidtlein

/s/ KERRY M. KANE	Vice President and Corporate Controller (Principal Accounting Officer)	May 30, 2017
Kerry M. Kane

/s/ HWAN-YOON F. CHUNG	Director	May 30, 2017
Hwan-yoon F. Chung

/s/ HOWARD I. HOFFEN	Director	May 30, 2017
Howard I. Hoffen

/s/ ARTHUR T. KATSAROS	Director	May 30, 2017
Arthur T. Katsaros

/s/ JOHN F. LEHMAN	Director	May 30, 2017
John F. Lehman

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED)	Director	May 30, 2017
General Robert Magnus, USMC (Retired)

/s/ DENNIS S. MARLO	Director	May 30, 2017
Dennis S. Marlo

/s/ PAUL J. TUFANO	Director	May 30, 2017
Paul J. Tufano

Exhibit Index

Exhibit Number	Description of Exhibit
3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to EnerSys"’ Registration Statement on Form S-1 (File No. 001-32253) filed on February 6, 2013).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibits 3.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

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

4.4	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.3 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

10.1
Amended and Restated Credit Agreement, dated as of July 8, 2014, among EnerSys, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, RB International Finance (USA) LLC and PNC Bank, National Association, as Co-Documentation Agents and Co-Managers and the various lending institutions party thereto (incorporated by reference to Annex A to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 9, 2014).

10.2
Incremental Commitment Agreement, dated July 8, 2014, among EnerSys and certain financial institutions (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on July 9, 2014).

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

10.4	Form of Severance Agreement, (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 28, 2013).

10.5
Employment Offer Letter, dated October 20, 2014, of EnerSys Delaware Inc. to David M. Shaffer (incorporated by reference to Exhibit 10.5 to EnerSys' Quarterly Report on Form 10-Q for the period ended September 28, 2014 (File No. 001-32253) filed on November 5, 2014).

10.6	EnerSys 2013 Management Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 27, 2013).

10.7	EnerSys Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 11, 2008).

10.8
Second Amended and Restated EnerSys 2010 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 23, 2016).

10.9
EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

Exhibit Number	Description of Exhibit

10.10	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.11	Form of Stock Option Agreement (four-year vesting) (incorporated by reference to Exhibit 10.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2007).

10.12	Form of Stock Option Agreement (three-year vesting) (incorporated by reference to Exhibit 10.2 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on May 6, 2008).

10.13	Form of Restricted Stock Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.29 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2009).

10.14	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.15
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

10.17
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

10.19
Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013).

10.20
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013).

10.21
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.22
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.23
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.24
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.25
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

Exhibit Number	Description of Exhibit

10.26	Form of Indemnification Agreement - Directors and Officers (filed herewith).

10.27
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.28
Form of Stock Option Agreement - Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.29
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.30
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.31
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.32
Form of Market Share Unit Agreement - Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.33
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.34
Form of Fifth Amendment to Credit Agreement, dated as of November 23, 2015, among EnerSys, various lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q for the period ended December 27, 2015 (File No. 001-32253) filed on January 28, 2016).

10.35
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q for the period ended September 27, 2015 (File No. 001-32253) filed on November 2, 2016).

10.36
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to EnerSys’ Quarterly Report on Form 10-Q for the period ended September 27, 2015 (File No. 001-32253) filed on November 2, 2016).

10.37
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.38
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.39
Form of Performance Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.40
Employment Agreement, dated December 21, 2015, between EH Europe GmbH and Holger P. Aschke(incorporated by reference to Exhibit 10.49 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

Exhibit Number	Description of Exhibit
10.41	Employment Agreement, dated April 1, 2016, between EnerSys Reserve Power Pte Ltd. and Myles Jones (filed herewith).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.