Form 10-Q
period 2017-07-02
EnerSys
filed 2017-08-09
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

Common Stock outstanding at August 4, 2017: 43,401,255 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	July 2, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$543,039	$500,329
Accounts receivable, net of allowance for doubtful accounts: July 2, 2017 - $12,953; March 31, 2017 - $12,662	502,159	486,646
Inventories, net	383,365	360,694
Prepaid and other current assets	77,842	71,246
Total current assets	1,506,405	1,418,915
Property, plant, and equipment, net	356,297	348,549
Goodwill	340,894	328,657
Other intangible assets, net	152,879	153,960
Deferred taxes	34,864	31,587
Other assets	11,515	11,361
Total assets	$2,402,854	$2,293,029
Liabilities and Equity
Current liabilities:
Short-term debt	$25,049	$18,359
Accounts payable	223,580	222,493
Accrued expenses	218,435	226,579
Total current liabilities	467,064	467,431
Long-term debt, net of unamortized debt issuance costs	634,206	587,609
Deferred taxes	45,736	45,923
Other liabilities	88,054	83,697
Total liabilities	1,235,060	1,184,660
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at July 2, 2017 and at March 31, 2017	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 54,585,646 shares issued and 43,401,255 shares outstanding at July 2, 2017; 54,370,810 shares issued and 43,447,536 shares outstanding at March 31, 2017	546	544
Additional paid-in capital	462,295	464,092
Treasury stock, at cost, 11,184,391 shares held as of July 2, 2017; 10,923,274 shares held as of March 31, 2017	(460,991)	(439,800)
Retained earnings	1,271,743	1,231,444
Accumulated other comprehensive loss	(110,799)	(152,824)
Total EnerSys stockholders’ equity	1,162,794	1,103,456
Nonredeemable noncontrolling interests	5,000	4,913
Total equity	1,167,794	1,108,369
Total liabilities and equity	$2,402,854	$2,293,029
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	July 2, 2017	July 3, 2016
Net sales	$622,625	$600,603
Cost of goods sold	459,528	434,269
Gross profit	163,097	166,334
Operating expenses	92,653	99,005
Restructuring charges	833	1,297
Operating earnings	69,611	66,032
Interest expense	5,734	5,661
Other (income) expense, net	2,911	1,333
Earnings before income taxes	60,966	59,038
Income tax expense	12,644	14,419
Net earnings	48,322	44,619
Net earnings attributable to noncontrolling interests	121	46
Net earnings attributable to EnerSys stockholders	$48,201	$44,573
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.11	$1.03
Diluted	$1.09	$1.02
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	43,450,082	43,269,942
Diluted	44,163,074	43,829,813
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	July 2, 2017	July 3, 2016
Net earnings	$48,322	$44,619
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax	(3,053)	670
Pension funded status adjustment, net of tax	327	281
Foreign currency translation adjustment	44,717	(23,340)
Total other comprehensive gain (loss), net of tax	41,991	(22,389)
Total comprehensive income	90,313	22,230
Comprehensive income (loss) attributable to noncontrolling interests	87	(209)
Comprehensive income attributable to EnerSys stockholders	$90,226	$22,439
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	July 2, 2017	July 3, 2016
Cash flows from operating activities
Net earnings	$48,322	$44,619
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,199	13,768
Write-off of assets relating to restructuring charges	—	718
Non-cash write-off of property, plant and equipment	—	6,300
Derivatives not designated in hedging relationships:
Net (gains) losses	(48)	302
Cash settlements	(313)	(352)
Provision for doubtful accounts	545	921
Deferred income taxes	(243)	(204)
Non-cash interest expense	347	347
Stock-based compensation	5,230	5,067
Loss (gain) on disposal of property, plant, and equipment	3	(59)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,891)	29,038
Inventories	(18,280)	(22,116)
Prepaid and other current assets	(4,160)	(2,889)
Other assets	(500)	510
Accounts payable	(3,352)	(4,431)
Accrued expenses	(15,171)	(5,286)
Other liabilities	(69)	1,304
Net cash provided by operating activities	21,619	67,557

Cash flows from investing activities
Capital expenditures	(13,102)	(7,487)
Purchase of businesses	(2,964)	(12,392)
Proceeds from disposal of property, plant, and equipment	64	82
Net cash used in investing activities	(16,002)	(19,797)

Cash flows from financing activities
Net increase (decrease) in short-term debt	6,729	(9,499)
Proceeds from revolving credit borrowings	112,050	84,300
Repayments of revolving credit borrowings	(62,050)	(79,300)
Repayments of long-term debt	(3,750)	(3,750)
Option proceeds	575	5
Payment of taxes related to net share settlement of equity awards	(7,367)	(7,644)
Purchase of treasury stock	(21,191)	—
Dividends paid to stockholders	(7,595)	(7,600)
Other	(17)	(29)
Net cash provided by (used in) financing activities	17,384	(23,517)
Effect of exchange rate changes on cash and cash equivalents	19,709	(7,991)
Net increase in cash and cash equivalents	42,710	16,252
Cash and cash equivalents at beginning of period	500,329	397,307
Cash and cash equivalents at end of period	$543,039	$413,559
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying interim unaudited consolidated condensed financial statements of EnerSys (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, the unaudited consolidated condensed financial statements include all normal recurring adjustments considered necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2017 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 30, 2017 (the “2017 Annual Report”).

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2018 end on July 2, 2017, October 1, 2017, December 31, 2017, and March 31, 2018, respectively. The four quarters in fiscal 2017 ended on July 3, 2016, October 2, 2016, January 1, 2017, and March 31, 2017, respectively.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All intercompany transactions and balances have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017, with early adoption permissible one year earlier. The standard permits the use of either modified retrospective or full retrospective transition methods. The Company has developed an implementation plan, which is currently in the assessment phase. The Company has not selected a transition method and is currently evaluating the impact that adoption of the standard will have on the financial condition, results of operations and cash flows.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. This update is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company early adopted the standard on a modified retrospective basis during the first quarter of fiscal 2018 through a cumulative-effect adjustment directly to retained earnings of $137, as of the beginning of the period of adoption.

In March 2017, the FASB issued ASU No. 2017-07,“Compensation—Retirement Benefits (Topic 715)” which requires an entity to report the service cost component of pension and other postretirement benefit costs in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

2. Inventories

Inventories, net consist of:

	July 2, 2017	March 31, 2017
Raw materials	$84,094	$85,604
Work-in-process	119,747	107,177
Finished goods	179,524	167,913
Total	$383,365	$360,694

3. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of July 2, 2017 and March 31, 2017, and the basis for that measurement:

	Total Fair Value Measurement July 2, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$2,806	$—	$2,806	$—
Foreign currency forward contracts	(1,372)	—	(1,372)	—
Total derivatives	$1,434	$—	$1,434	$—

	Total Fair Value Measurement March 31, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$1,163	$—	$1,163	$—
Foreign currency forward contracts	(313)	—	(313)	—
Total derivatives	$850	$—	$850	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1, Summary of Significant Accounting Policies to the Company's consolidated financial statements included in its 2017 Annual Report.

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

The Company's 5.00% Senior Notes due 2023 (the “Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 103% and 101% of face value on July 2, 2017 and March 31, 2017, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at July 2, 2017 and March 31, 2017 were as follows:

	July 2, 2017		March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$2,806	$2,806	$1,163	$1,163
Financial liabilities:
Notes (2)	$300,000	$309,000	$300,000	$303,000
Derivatives (1)	1,372	1,372	313	313

(1)	Represents lead and foreign currency forward contracts (see Note 4 for asset and liability positions of the lead and foreign currency forward contracts at July 2, 2017 and March 31, 2017).

(2)	The fair value amount of the Notes at July 2, 2017 and March 31, 2017 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At July 2, 2017 and March 31, 2017, the Company has hedged the price to purchase approximately 61.5 million pounds and 45.0 million pounds of lead, respectively, for a total purchase price of $61,038 and $46,550, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of July 2, 2017 and March 31, 2017, the Company had entered into a total of $44,073 and $30,751, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $1,722 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statement of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of July 2, 2017 and March 31, 2017, the notional amount of these contracts was $13,018 and $13,560, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
July 2, 2017 and March 31, 2017

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	July 2, 2017	March 31, 2017	July 2, 2017	March 31, 2017
Prepaid and other current assets
Lead forward contracts	$2,806	$1,163	$—	$—
Foreign currency forward contracts	$—	$11	$37	$—
Total assets	$2,806	$1,174	$37	$—
Accrued expenses
Lead forward contracts	$—	$—	$—	$—
Foreign currency forward contracts	1,409	—	—	324
Total liabilities	$1,409	$—	$—	$324

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 2, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(814)	Cost of goods sold	$1,803
Foreign currency forward contracts	(2,059)	Cost of goods sold	164
Total	$(2,873)		$1,967

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$48
Total		$48

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 3, 2016

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,813	Cost of goods sold	$1,059
Foreign currency forward contracts	128	Cost of goods sold	(180)
Total	$1,941		$879

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(302)
Total		$(302)

5. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarters of fiscal 2018 and 2017 was based on the estimated effective tax rates applicable for the full years ending March 31, 2018 and March 31, 2017, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of the Company's consolidated income before taxes.

The consolidated effective income tax rates were 20.7% and 24.4%, respectively, for the first quarters of fiscal 2018 and 2017. The rate decrease in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 is primarily due to changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 61% for fiscal 2018 compared to 55% for fiscal 2017. The foreign effective income tax rates for the first quarter of fiscal 2018 and 2017 were 11.6% and 14.4%, respectively. The rate decrease compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

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

	Quarter ended
	July 2, 2017	July 3, 2016
Balance at beginning of period	$46,116	$48,422
Current period provisions	3,091	5,236
Costs incurred	(3,196)	(2,359)
Foreign currency translation adjustment	666	(3,224)
Balance at end of period	$46,677	$48,075

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

European Competition Investigations

Certain of the Company’s European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. The Company is responding to inquiries related to these matters. The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. As of July 2, 2017 and March 31, 2017, the Company had a reserve balance of $1,955 and $1,830, respectively, relating to the Belgian regulatory proceeding. The change in the reserve balance between July 2, 2017 and March 31, 2017 was solely due to foreign currency translation impact.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14,393, which was paid on July 11, 2017. As of July 2, 2017 and March 31, 2017, the Company had a reserve balance of $14,393 and 13,463, respectively, relating to this matter. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business, which constitutes the remaining portion of the previously disclosed German proceeding. The Company is appealing this decision, including payment of the proposed fine of $11,415, and believes that the reserve power matter does not, based on current facts and circumstances, require an accrual. The Company is not required to escrow any portion of this fine during the appeal process.

In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $10,785, which is payable by August 11, 2017. For the Dutch regulatory proceeding, the Company had reserved $10,785 and $10,258, respectively, as of July 2, 2017 and March 31, 2017.

As of July 2, 2017 and March 31, 2017, the Company had a total reserve balance of $27,133 and $25,551, respectively, in connection with these remaining investigations and other related legal matters, included in accrued expenses on the Consolidated Condensed Balance Sheets. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,117 and $1,123 as of July 2, 2017 and March 31, 2017. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 4 - Derivative Financial Instruments for more details.

8. Restructuring and Other Exit Charges

During fiscal 2016, the Company announced restructurings to improve efficiencies primarily related to its motive power assembly and distribution center in Italy and its sales and administration organizations in EMEA. In addition, the Company announced a further restructuring related to its manufacturing operations in Europe. The Company estimates that the total charges for these actions will amount to approximately $6,600 primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 130 employees upon completion. In fiscal 2016, the Company recorded restructuring charges of $5,232 and recorded an additional $1,251 during fiscal 2017. The Company incurred $2,993 in costs against the accrual in fiscal 2016 and incurred an additional $3,037 against the accrual during fiscal 2017. During the first quarter of fiscal 2018, the Company recorded restructuring charges of $100 and incurred $133 against the accrual. As of July 2, 2017, the reserve balance associated with these actions is $379. The Company expects no further restructuring charges related to these actions and expects to complete the program during fiscal 2018.

During fiscal 2017, the Company announced restructuring programs to improve efficiencies primarily related to its motive power production in EMEA. The Company estimates that the total charges for these actions will amount to approximately $4,800, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 45 employees upon completion. During fiscal 2017, the Company recorded restructuring charges of $3,104 and incurred $749 in costs against the accrual. During the first quarter of fiscal 2018, the Company recorded restructuring charges of $733 and incurred $930 against the accrual. As of July 2, 2017, the reserve balance associated with these actions is $2,218. The Company expects to be committed to an additional $1,000 in restructuring charges related to this action in fiscal 2018, when it expects to complete this program.

During the first quarter of fiscal 2017, the Company announced a restructuring primarily to complete the transfer of equipment and clean-up of its manufacturing facility located in Jiangdu, the People’s Republic of China, which stopped production during fiscal 2016. This program was completed during the first quarter of fiscal 2018. The total cash charges for these actions amounted to $779. During fiscal 2017, the Company recorded charges of $779 and incurred $648 in costs against the accrual. During the first quarter of fiscal 2018, the Company recorded charges of $0 and incurred $129 in costs against the accrual.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2017	$2,668	$144	$2,812
Accrued	738	95	833
Costs incurred	(1,034)	(158)	(1,192)
Foreign currency impact	141	3	144
Balance as of July 2, 2017	$2,513	$84	$2,597

9. Debt

The following summarizes the Company’s long-term debt as of July 2, 2017 and March 31, 2017:

	July 2, 2017		March 31, 2017
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$3,590	$300,000	$3,746
2011 Credit Facility, due 2018	338,750	954	292,500	1,145
	$638,750	$4,544	$592,500	$4,891
Less: Unamortized issuance costs	4,544		4,891
Long-term debt, net of unamortized issuance costs	$634,206		$587,609

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

2011 Credit Facility

The Company is party to a $500,000 senior secured revolving credit facility and a $150,000 senior secured incremental term loan (the “Term Loan”) that matures on September 30, 2018, comprising the “2011 Credit Facility”. The quarterly installments payable on the Term Loan were $1,875 beginning June 30, 2015 and $3,750 beginning June 30, 2016 with a final payment of $108,750 on September 30, 2018. The 2011 Credit Facility may be increased by an aggregate amount of $300,000 in revolving commitments and/or one or more new tranches of term loans, under certain conditions. Both revolver loans and the Term Loan under the 2011 Credit Facility bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus between 1.25% and 1.75% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which is the highest of (a) the Bank of America prime rate, and (b) the Federal Funds Effective Rate) plus between 0.25% and 0.75% (based on the Company’s consolidated net leverage ratio). Obligations under the 2011 Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the credit facility and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The current portion of the Term Loan of $15,000 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under its 2011 Credit Facility.

As of July 2, 2017, the Company had $215,000 outstanding in revolver borrowings and $123,750 under its Term Loan borrowings.

Short-Term Debt

As of July 2, 2017 and March 31, 2017, the Company had $25,049 and $18,359, respectively, of short-term borrowings. The weighted-average interest rate on these borrowings was approximately 6% and 7% at July 2, 2017 and March 31, 2017, respectively.

Letters of Credit

As of July 2, 2017 and March 31, 2017, the Company had $3,383 and $2,189, respectively, of standby letters of credit.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $347, for the quarters ended July 2, 2017 and July 3, 2016. Debt issuance costs, net of accumulated amortization, totaled $4,544 and $4,891, respectively, at July 2, 2017 and March 31, 2017.

Available Lines of Credit

As of July 2, 2017 and March 31, 2017, the Company had available and undrawn, under all its lines of credit, $421,725 and $475,947, respectively, including $138,650 and $142,872, respectively, of uncommitted lines of credit as of July 2, 2017 and March 31, 2017.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Service cost	$—	$91	$243	$223
Interest cost	167	170	432	494
Expected return on plan assets	(120)	(204)	(548)	(510)
Amortization and deferral	79	132	351	265
Net periodic benefit cost	$126	$189	$478	$472

11. Stock-Based Compensation

As of July 2, 2017, the Company maintains the Second Amended and Restated EnerSys 2010 Equity Incentive Plan, (“2010 EIP”). The 2010 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based share units and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $5,230 for the first quarter of fiscal 2018 and $5,067 for the first quarter of fiscal 2017. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the first quarter fiscal 2018, the Company granted to non-employee directors 1,783 restricted stock units, pursuant to the 2010 EIP.

During the first quarter fiscal 2018, the Company granted to management and other key employees 169,703 non-qualified stock options and 60,008 market condition-based share units that vest three years from the date of grant, and 160,313 restricted stock units that vest 25% each year over four years from the date of grant.

Common stock activity during the first quarter fiscal 2018 included the vesting of 147,123 restricted stock units and 142,426 market condition-based share units and the exercise of 55,422 stock options.

As of July 2, 2017, there were 563,860 non-qualified stock options, 615,804 restricted stock units and 357,431 market condition-based share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the first quarter ended July 2, 2017:

Shares outstanding as of March 31, 2017	43,447,536
Purchase of treasury stock	(261,117)
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	214,836
Shares outstanding as of July 2, 2017	43,401,255

Treasury Stock

During the first quarter ended July 2, 2017, the Company purchased 261,117 shares for $21,191. At July 2, 2017 and March 31, 2017, the Company held 11,184,391 and 10,923,274 shares as treasury stock, respectively.

Accumulated Other Comprehensive Income ("AOCI")

The components of AOCI, net of tax, as of July 2, 2017 and March 31, 2017, are as follows:

	March 31, 2017	Before Reclassifications	Amounts Reclassified from AOCI	July 2, 2017
Pension funded status adjustment	$(25,555)	$—	$327	$(25,228)
Net unrealized gain (loss) on derivative instruments	1,975	(1,814)	(1,239)	(1,078)
Foreign currency translation adjustment	(129,244)	44,751	—	(84,493)
Accumulated other comprehensive loss	$(152,824)	$42,937	$(912)	$(110,799)

The following table presents reclassifications from AOCI during the first quarter ended July 2, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net gain on cash flow hedging derivative instruments	$(1,967)	Cost of goods sold
Tax expense	728
Net gain on derivative instruments, net of tax	$(1,239)

Defined benefit pension costs:
Prior service costs and deferrals	$430	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(103)
Net periodic benefit cost, net of tax	$327

The following table presents reclassifications from AOCI during the first quarter ended July 3, 2016:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net gain on cash flow hedging derivative instruments	$(879)	Cost of goods sold
Tax expense	324
Net gain on derivative instruments, net of tax	$(555)

Defined benefit pension costs:
Prior service costs and deferrals	$397	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(116)
Net periodic benefit cost, net of tax	$281

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter ended July 2, 2017:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2017	$1,103,456	$4,913	$1,108,369
Total comprehensive income:
Net earnings	48,201	121	48,322
Net unrealized loss on derivative instruments, net of tax	(3,053)	—	(3,053)
Pension funded status adjustment, net of tax	327	—	327
Foreign currency translation adjustment	44,751	(34)	44,717
Total other comprehensive gain (loss), net of tax	42,025	(34)	41,991
Total comprehensive income	90,226	87	90,313
Other changes in equity:
Purchase of treasury stock	(21,191)		(21,191)
Cash dividends - common stock ($0.175 per share)	(7,595)	—	(7,595)
Other, including activity related to equity awards	(2,102)	—	(2,102)
Balance as of July 2, 2017	$1,162,794	$5,000	$1,167,794

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended
	July 2, 2017	July 3, 2016
Net earnings attributable to EnerSys stockholders	$48,201	$44,573
Weighted-average number of common shares outstanding:
Basic	43,450,082	43,269,942
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	712,992	559,871
Diluted weighted-average number of common shares outstanding	44,163,074	43,829,813
Basic earnings per common share attributable to EnerSys stockholders	$1.11	$1.03
Diluted earnings per common share attributable to EnerSys stockholders	$1.09	$1.02
Anti-dilutive equity awards not included in diluted weighted-average common shares	230,811	389,956

14. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA;

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

Summarized financial information related to the Company's reportable segments for the first quarter ended July 2, 2017 and July 3, 2016 is shown below:

	Quarter ended
	July 2, 2017	July 3, 2016
Net sales by segment to unaffiliated customers
Americas	$354,603	$329,720
EMEA	199,077	197,130
Asia	68,945	73,753
Total net sales	$622,625	$600,603
Net sales by product line
Reserve power	$305,177	$296,041
Motive power	317,448	304,562
Total net sales	$622,625	$600,603
Intersegment sales
Americas	$7,237	$6,004
EMEA	28,817	22,163
Asia	5,133	3,697
Total intersegment sales (1)	$41,187	$31,864
Operating earnings by segment
Americas	$53,661	$43,310
EMEA	13,539	19,836
Asia	3,244	4,183
Restructuring charges - Americas	—	(892)
Restructuring charges - EMEA	(833)	(269)
Restructuring charges - Asia	—	(136)
Total operating earnings (2)	$69,611	$66,032

(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.
(2) The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

On August 2, 2017, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on September 29, 2017, to stockholders of record as of September 15, 2017.

On August 4, 2017, the Company refinanced its existing 2011 Credit Facility comprising of a $500,000 senior secured revolving credit facility and a $150,000 senior secured incremental term loan that matures on September 30, 2018, with a new facility that includes a $600,000 senior secured revolving credit facility and a $150,000 senior secured term loan, with a maturity date of September 30, 2022.

On August 9, 2017, the Company also announced the establishment of a new $100,000 stock repurchase authorization, with no expiration date. This authorization is in addition to the existing stock repurchase program, established in connection with the dilutive effects of previously granted equity-based awards.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2017 Annual Report on Form 10-K (the "2017 Annual Report") and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the first quarter of fiscal 2018, our selling prices increased due to increased commodity costs, compared to the comparable prior year period.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $543 million of available cash and cash equivalents and available and undrawn credit lines of approximately $422 million at July 2, 2017 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

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

Results of Operations

Net Sales

Segment sales

	Quarter ended July 2, 2017		Quarter ended July 3, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$354.6	56.9%	$329.7	54.9%	$24.9	7.5%
EMEA	199.1	32.0	197.1	32.8	2.0	1.0
Asia	68.9	11.1	73.8	12.3	(4.9)	(6.5)
Total net sales	$622.6	100.0%	$600.6	100.0%	$22.0	3.7%

Net sales increased $22.0 million or 3.7% in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. This increase for the first quarter was the result of a 4% increase in pricing and a 1% increase in organic volume, partially offset by a 1% decrease due to foreign currency translation impact.

The Americas segment’s net sales increased $24.9 million or 7.5% in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, primarily due to a 5% increase in organic volume and a 3% increase in pricing.

The EMEA segment’s net sales increased $2.0 million or 1.0% in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, primarily due to a 5% increase in pricing, partially offset by a 3% decrease in organic volume and a 1% decrease due to foreign currency translation impact.

The Asia segment’s net sales decreased $4.9 million or 6.5% in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, primarily due to a 8% decrease in organic volume and a 2% decrease in foreign currency translation impact, partially offset by a 3% increase in pricing.

Product line sales

	Quarter ended July 2, 2017		Quarter ended July 3, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$305.2	49.0%	$296.0	49.3%	$9.2	3.1%
Motive power	317.4	51.0	304.6	50.7	12.8	4.2
Total net sales	$622.6	100.0%	$600.6	100.0%	$22.0	3.7%

Net sales of our reserve power products in the first quarter of fiscal 2018 increased $9.2 million or 3.1% compared to the first quarter of fiscal 2017. The increase was primarily due to a 4% increase in pricing, partially offset by a 1% decrease due to foreign currency translation impact.

Net sales of our motive power products in the first quarter of fiscal 2018 increased by $12.8 million or 4.2% compared to the first quarter of fiscal 2017. The increase was primarily due to a 4% increase in pricing and a 1% increase in organic volume, partially offset by a 1% decrease due to foreign currency translation impact.

Gross Profit

	Quarter ended July 2, 2017		Quarter ended July 3, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$163.1	26.2%	$166.3	27.7%	$(3.2)	(2.0)%

Gross profit decreased $3.2 million or 2.0% in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. Gross profit, as a percentage of net sales, decreased 150 basis points in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The decrease in the gross profit margin in the current quarter is primarily due to an increase in lead cost of approximately $34 million, partially offset by price recoveries and cost saving initiatives.

Operating Items

	Quarter ended July 2, 2017		Quarter ended July 3, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$92.7	14.9%	$99.0	16.5%	$(6.3)	(6.4)%
Restructuring charges	$0.8	0.1%	$1.3	0.2%	$(0.5)	(35.8)%

Operating expenses as a percentage of net sales decreased 160 basis points in the first quarter of fiscal 2018, compared to the first quarter of fiscal 2017. Operating expenses, excluding the effect of foreign currency translation, decreased $5.7 million or 6.3% in the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017. Excluding the impact of the $6.3 million write-off of previously capitalized costs relating to the ERP system implementation in our Americas region during the first quarter of fiscal 2017, operating expenses were comparable to prior year quarter. Selling expenses, our main component of operating expenses, were 53.4% of total operating expenses in the first quarter of fiscal 2018, compared to 53.1% of total operating expenses in the first quarter of fiscal 2017.

Restructuring charges

Included in our first quarter of fiscal 2018 operating results are $0.8 million relating to restructuring charges in EMEA consisting of cash charges primarily relating to severance. Included in our first quarter of fiscal 2017 operating results were restructuring charges in Americas, EMEA and Asia of $0.9 million, $0.3 million and $0.1 million, respectively, primarily for our Cleveland, Ohio charger manufacturing facility in the U.S., motive power assembly and distribution center in Italy as well as our European manufacturing operations, along with costs to complete the transfer of equipment and clean-up of our manufacturing facility located in Jiangdu, the People’s Republic of China (“PRC”).

Operating Earnings

	Quarter ended July 2, 2017		Quarter ended July 3, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$53.7	15.1%	$43.3	13.1%	$10.4	23.9%
EMEA	13.5	6.8	19.8	10.1	(6.3)	(31.7)
Asia	3.2	4.7	4.2	5.7	(1.0)	(22.4)
Subtotal	70.4	11.3	67.3	11.2	3.1	4.6
Restructuring charges - Americas	—	—	(0.9)	(0.3)	0.9	NM
Restructuring charges - EMEA	(0.8)	(0.4)	(0.3)	(0.1)	(0.5)	NM
Restructuring charges - Asia	—	—	(0.1)	(0.2)	0.1	NM
Total operating earnings	$69.6	11.2%	$66.0	11.0%	$3.6	5.4%

(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

Operating earnings increased $3.6 million or 5.4% in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Operating earnings, as a percentage of net sales, increased 20 basis points in the first quarter of fiscal 2018, compared to the first quarter of fiscal 2017. Excluding the impact of the $6.3 million write-off of previously capitalized costs relating to the ERP system implementation in our Americas region during the first quarter of fiscal 2017, operating earnings in the current quarter decreased 90 basis points due to an increase in lead cost, partially offset by price recoveries and cost saving initiatives.

The Americas segment's operating earnings, excluding restructuring charges, increased 200 basis points in the first quarter of fiscal 2018, compared to the first quarter of fiscal 2017. Excluding the impact of the $6.3 million write-off of previously capitalized costs relating to the ERP system implementation in our Americas region during the first quarter of fiscal 2017, operating earnings in the current quarter increased by 10 basis points due to higher organic volume and pricing offset by higher lead costs.

The EMEA segment's operating earnings, excluding restructuring charges discussed above, decreased 330 basis points in the first quarter of fiscal 2018, compared to the first quarter of fiscal 2017 primarily due to delayed pricing recovery on unfavorable lead impact, partially offset by benefits from cost reduction programs.

Operating earnings decreased 100 basis points in the Asia segment in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to slow down in the telecom spending in the PRC.

Interest Expense

	Quarter ended July 2, 2017		Quarter ended July 3, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$5.7	0.9%	$5.7	0.9%	$—	1.3%

Interest expense of $5.7 million in the first quarter of fiscal 2018 (net of interest income of $0.7 million) was the same as the interest expense of $5.7 million in the first quarter of fiscal 2017 (net of interest income of $0.4 million) as the increase in interest rates in the current quarter impacted both interest expense and income for a zero impact in the current quarter. Our average debt outstanding was $630.8 million in the first quarter of fiscal 2018, compared to $636.8 million in the first quarter of fiscal 2017.

Included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $0.3 million, respectively, in the first quarters of fiscal 2018 and fiscal 2017.

Other (Income) Expense, Net

	Quarter ended July 2, 2017		Quarter ended July 3, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$2.9	0.5%	$1.3	0.3%	$1.6	NM

NM = not meaningful

Other (income) expense, net in the first quarter of fiscal 2018 was an expense of $2.9 million compared to expense of $1.3 million in the first quarter of fiscal 2017. Foreign currency impact resulted in a loss of $2.6 million in the first quarter of fiscal 2018, compared to the foreign currency losses of $1.0 million in the first quarter of fiscal 2017.

Earnings Before Income Taxes

	Quarter ended July 2, 2017		Quarter ended July 3, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$61.0	9.8%	$59.0	9.8%	$2.0	3.3%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2018 increased $2.0 million, or 3.3%, compared to the first quarter of fiscal 2017.

Income Tax Expense

	Quarter ended July 2, 2017		Quarter ended July 3, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$12.7	2.0%	$14.4	2.4%	$(1.7)	(12.3)%
Effective tax rate	20.7%		24.4%		(3.7)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarters of fiscal 2018 and 2017 was based on the estimated effective tax rates applicable for the full years ending March 31, 2018 and March 31, 2017, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The consolidated effective income tax rates were 20.7% and 24.4%, respectively, for the first quarters of fiscal 2018 and 2017. The rate decrease in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 is primarily due to changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 61% for fiscal 2018 compared to 55% for fiscal 2017. The foreign effective income tax rates for the current quarter of fiscal 2018 and 2017 were 11.6% and 14.4%, respectively. The rate decrease compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

Critical Accounting Policies and Estimates

Except as discussed in the following paragraph, there have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.

Liquidity and Capital Resources

Operating activities provided cash of $21.6 million in the first quarter of fiscal 2018 compared to $67.6 million in the comparable period of fiscal 2017. In the first quarter of fiscal 2018, cash provided by operating activities was primarily from net earnings of $48.3 million, depreciation and amortization of $13.2 million, stock-based compensation of $5.2 million, provision of doubtful accounts of $0.5 million and non-cash interest of $0.3 million. Cash provided by operating activities were partially offset by the increase in primary working capital of $25.5 million, net of currency translation changes, accrued expenses of $15.2 million, comprising primarily of payroll related expenses and income taxes and prepaid and other current assets of $4.2 million, comprising primarily of prepaid taxes.

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

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $661.9 million (yielding a primary working capital percentage of 26.6%) at July 2, 2017, $624.8 million (yielding a primary working capital percentage of 24.9%) at March 31, 2017 and $586.5 million at July 3, 2016 (yielding a primary working capital percentage of 24.4%). The primary working capital percentage of 26.6% at July 2, 2017 is 170 basis points higher than that for March 31, 2017, and is 220 basis points higher than that for the prior year period. Primary working capital percentage increased during the current quarter of fiscal 2018 largely due to higher inventory levels and accounts receivable. The reason for the increase in inventory is partially due to rising lead costs, slower inventory turns and a weaker U.S. dollar. Accounts receivable is higher mainly due to increased volume and higher selling prices.

Primary working capital and primary working capital percentages at July 2, 2017, March 31, 2017 and July 3, 2016 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
July 2, 2017	$502.1	$383.4	$(223.6)	$661.9	$2,490.5	26.6%
March 31, 2017	486.6	360.7	(222.5)	624.8	2,507.2	24.9
July 3, 2016	456.1	351.6	(221.2)	586.5	2,402.4	24.4

Investing activities used cash of $16.0 million in the first quarter of fiscal 2018 and primarily consisted of capital expenditures of $13.1 million, and acquisitions of $3.0 million.

Investing activities used cash of $19.8 million in the first quarter of fiscal 2017 and were primarily comprised of capital expenditures of $7.5 million, and acquisitions of $12.4 million.

Financing activities provided cash of $17.4 million in the first quarter of fiscal 2018 primarily due to revolver borrowings of $112.1 million and repayments of $62.1 million, purchase of treasury stock of $21.2 million, repayment of our Term Loan of $3.8 million, payment of cash dividends to our stockholders of $7.6 million, and payment of taxes related to net share settlement of equity awards of $7.4 million. Net borrowings on short-term debt were $6.7 million and proceeds from stock options were $0.6 million.

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

As a result of the above, total cash and cash equivalents increased by $42.7 million to $543.0 million, in the first quarter of fiscal 2018 compared to an increase by $16.3 million to $413.6 million, in the comparable period of fiscal 2017.

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

We are in compliance with all covenants and conditions under our credit agreement. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2017 Annual Report and Note 9 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2017 Annual Report for the year ended March 31, 2017. As of July 2, 2017, we had no significant changes to our contractual obligations table contained in our 2017 Form 10-K.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at July 2, 2017 are $1.7 million (pre-tax). Those contracts that result in an asset position at July 2, 2017 are $3.1 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
July 2, 2017	$61.0	61.5	$0.99	11%
March 31, 2017	46.6	45.0	1.03	8
July 3, 2016	18.5	23.9	0.77	5
(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, we believe approximately 46% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at July 2, 2017, lead purchased by July 2, 2017 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $17 million in the first quarter of fiscal 2018.

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

At July 2, 2017 and July 3, 2016, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $4.7 million and $2.4 million, respectively.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2017 Annual Report for the year ended March 31, 2017 which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 – April 30, 2017	6,809	$83.67	—	$25,000,000
May 1 – May 28, 2017	287,580	82.26	207,345	24,792,655
May 29 – July 2, 2017	62,825	79.22	53,772	24,738,883
Total	357,214	$81.75	261,117

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.

(2)	On August 9, 2017, the Company announced the establishment of the establishment of a new $100,000 stock repurchase authorization, with no expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

10.1
Form of letter agreement, dated June 7, 2017, between EnerSys and David M. Shaffer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on June 12, 2017).

10.2
Form of letter agreement, dated June 7, 2017, between EnerSys and an executive officer incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on June 12, 2017).

10.3	EnerSys 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 19, 2017).

10.4
Credit Agreement, dated as of August 4, 2017, among EnerSys, certain other borrowers and guarantors identified therein, Bank of America, N.A., as administrative agent, swing line lender and Letters of Credit issuer, and other lenders party thereto
 (filed herewith).

10.5	Form of Deferred Stock Unit Agreement - Non-Employee Directors - 2017 Equity Incentive Plan (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Chief Financial Officer
Date: August 9, 2017

EnerSys
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

10.1
Form of letter agreement, dated June 7, 2017, between EnerSys and David M. Shaffer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on June 12, 2017).

10.2
Form of letter agreement, dated June 7, 2017, between EnerSys and an executive officer incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on June 12, 2017).

10.3	EnerSys 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 19, 2017).

10.4
Credit Agreement, dated as of August 4, 2017, among EnerSys, certain other borrowers and guarantors identified therein, Bank of America, N.A., as administrative agent, swing line lender and Letters of Credit issuer, and other lenders party thereto
 (filed herewith).

10.5	Form of Deferred Stock Unit Agreement - Non-Employee Directors - 2017 Equity Incentive Plan (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document