Form 10-Q
period 2017-10-01
EnerSys
filed 2017-11-08
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

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

Common Stock outstanding at November 3, 2017: 42,124,966 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	October 1, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$540,113	$500,329
Accounts receivable, net of allowance for doubtful accounts: October 1, 2017 - $13,249; March 31, 2017 - $12,662	502,869	486,646
Inventories, net	422,508	360,694
Prepaid and other current assets	82,248	71,246
Total current assets	1,547,738	1,418,915
Property, plant, and equipment, net	365,349	348,549
Goodwill	346,161	328,657
Other intangible assets, net	151,533	153,960
Deferred taxes	35,038	31,587
Other assets	11,987	11,361
Total assets	$2,457,806	$2,293,029
Liabilities and Equity
Current liabilities:
Short-term debt	$12,978	$18,359
Accounts payable	235,239	222,493
Accrued expenses	203,583	226,579
Total current liabilities	451,800	467,431
Long-term debt, net of unamortized debt issuance costs	728,607	587,609
Deferred taxes	47,274	45,923
Other liabilities	90,084	83,697
Total liabilities	1,317,765	1,184,660
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at October 1, 2017 and at March 31, 2017	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 54,588,070 shares issued and 42,124,703 shares outstanding at October 1, 2017; 54,370,810 shares issued and 43,447,536 shares outstanding at March 31, 2017	546	544
Additional paid-in capital	446,794	464,092
Treasury stock, at cost, 12,463,367 shares held as of October 1, 2017; 10,923,274 shares held as of March 31, 2017	(540,991)	(439,800)
Retained earnings	1,307,424	1,231,444
Accumulated other comprehensive loss	(78,726)	(152,824)
Total EnerSys stockholders’ equity	1,135,047	1,103,456
Nonredeemable noncontrolling interests	4,994	4,913
Total equity	1,140,041	1,108,369
Total liabilities and equity	$2,457,806	$2,293,029
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	October 1, 2017	October 2, 2016
Net sales	$617,289	$576,048
Cost of goods sold	457,415	412,094
Inventory write-off relating to exit activities	—	2,659
Gross profit	159,874	161,295
Operating expenses	94,108	93,493
Restructuring charges	1,776	4,893
Operating earnings	63,990	62,909
Interest expense	6,509	5,513
Other (income) expense, net	2,382	(582)
Earnings before income taxes	55,099	57,978
Income tax expense	11,948	15,185
Net earnings	43,151	42,793
Net losses attributable to noncontrolling interests	(71)	(2,843)
Net earnings attributable to EnerSys stockholders	$43,222	$45,636
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.01	$1.05
Diluted	$1.00	$1.04
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,938,131	43,426,955
Diluted	43,327,361	43,949,543
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	October 1, 2017	October 2, 2016
Net sales	$1,239,914	$1,176,651
Cost of goods sold	916,943	846,363
Inventory write-off relating to exit activities	—	2,659
Gross profit	322,971	327,629
Operating expenses	186,761	192,498
Restructuring charges	2,609	6,190
Operating earnings	133,601	128,941
Interest expense	12,243	11,174
Other (income) expense, net	5,293	751
Earnings before income taxes	116,065	117,016
Income tax expense	24,592	29,604
Net earnings	91,473	87,412
Net earnings (losses) attributable to noncontrolling interests	50	(2,797)
Net earnings attributable to EnerSys stockholders	$91,423	$90,209
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.12	$2.08
Diluted	$2.09	$2.06
Dividends per common share	$0.35	$0.35
Weighted-average number of common shares outstanding:
Basic	43,194,107	43,348,449
Diluted	43,745,218	43,889,678
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net earnings	$43,151	$42,793	$91,473	$87,412
Other comprehensive (loss) income:
Net unrealized gain on derivative instruments, net of tax	3,669	1,758	616	2,428
Pension funded status adjustment, net of tax	338	268	665	549
Foreign currency translation adjustment	28,131	1,172	72,848	(22,168)
Total other comprehensive gain (loss), net of tax	32,138	3,198	74,129	(19,191)
Total comprehensive income	75,289	45,991	165,602	68,221
Comprehensive income (loss) attributable to noncontrolling interests	(6)	(2,782)	81	(2,991)
Comprehensive income attributable to EnerSys stockholders	$75,295	$48,773	$165,521	$71,212
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	October 1, 2017	October 2, 2016
Cash flows from operating activities
Net earnings	$91,473	$87,412
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,624	27,139
Write-off of assets relating to restructuring charges	210	3,982
Non-cash write-off of property, plant and equipment	—	6,300
Derivatives not designated in hedging relationships:
Net (gains) losses	(12)	177
Cash settlements	(287)	(866)
Provision for doubtful accounts	764	1,919
Deferred income taxes	(445)	1,280
Non-cash interest expense	975	694
Stock-based compensation	9,523	9,857
Gain on disposal of property, plant, and equipment	(8)	(47)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,412	21,177
Inventories	(51,089)	(41,205)
Prepaid and other current assets	(5,385)	(10,994)
Other assets	(770)	1,193
Accounts payable	1,912	(18,063)
Accrued expenses	(32,366)	20,625
Other liabilities	1,926	3,293
Net cash provided by operating activities	45,457	113,873

Cash flows from investing activities
Capital expenditures	(26,639)	(20,713)
Purchase of businesses	(2,964)	(12,392)
Proceeds from disposal of property, plant, and equipment	242	194
Net cash used in investing activities	(29,361)	(32,911)

Cash flows from financing activities
Net payments on short-term debt	(5,375)	(676)
Proceeds from 2017 Revolver borrowings	343,450	—
Proceeds from 2011 Revolver borrowings	147,050	135,700
Repayments of 2017 Revolver borrowings	(58,250)	—
Repayments of 2011 Revolver borrowings	(312,050)	(135,700)
Proceeds from 2017 Term Loan	150,000	—
Repayments of 2011 Term Loan	(127,500)	(7,500)
Debt issuance costs	(2,677)	—
Option proceeds	651	5
Payment of taxes related to net share settlement of equity awards	(7,407)	(7,644)
Purchase of treasury stock	(121,191)	—
Dividends paid to stockholders	(14,967)	(15,200)
Other	—	(52)
Net cash used in financing activities	(8,266)	(31,067)
Effect of exchange rate changes on cash and cash equivalents	31,954	(6,916)
Net increase in cash and cash equivalents	39,784	42,979
Cash and cash equivalents at beginning of period	500,329	397,307
Cash and cash equivalents at end of period	$540,113	$440,286
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended October 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2018.

The consolidated condensed balance sheet at March 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes  required by generally accepted accounting principles for complete financial statements.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017, with early adoption permissible one year earlier. The standard permits the use of either modified retrospective or full retrospective transition methods. The Company has substantially completed an impact assessment of the potential changes from adopting ASU 2014-09. The impact assessment included a review of customer arrangements across all of its global business units and an in-depth analysis of its global revenue processes and accounting policies to identify potential areas where change may be needed to comply with ASC 606. The Company has not selected a transition method and is currently evaluating the impact the adoption of the standard will have on its financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This update is effective for annual periods beginning after December 15, 2018, using a modified retrospective approach, with early adoption permitted. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740)”: Intra-Entity Transfers of Assets Other than Inventory. ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. This update is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company early adopted the standard on a modified retrospective basis during the first quarter of fiscal 2018 through a cumulative-effect adjustment directly to retained earnings of $137, as of the beginning of the period of adoption.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815)”: Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.
The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

2. Inventories

Inventories, net consist of:

	October 1, 2017	March 31, 2017
Raw materials	$96,587	$85,604
Work-in-process	138,812	107,177
Finished goods	187,109	167,913
Total	$422,508	$360,694

3. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of October 1, 2017 and March 31, 2017, and the basis for that measurement:

	Total Fair Value Measurement October 1, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$3,356	$—	$3,356	$—
Foreign currency forward contracts	(303)	—	(303)	—
Total derivatives	$3,053	$—	$3,053	$—

	Total Fair Value Measurement March 31, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$1,163	$—	$1,163	$—
Foreign currency forward contracts	(313)	—	(313)	—
Total derivatives	$850	$—	$850	$—

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

Financial Instruments

The fair values of the Company’s cash and cash equivalents approximate carrying value due to their short maturities.

The fair value of the Company’s short-term debt and borrowings under the new 2017 Credit Facility and the previous 2011 Credit Facility (as defined in Note 9), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The Company's 5.00% Senior Notes due 2023 (the “Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 104% and 101% of face value on October 1, 2017 and March 31, 2017, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at October 1, 2017 and March 31, 2017 were as follows:

	October 1, 2017		March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$3,356	$3,356	$1,163	$1,163
Financial liabilities:
Notes (2)	$300,000	$312,000	$300,000	$303,000
Derivatives (1)	303	303	313	313

(1)	Represents lead and foreign currency forward contracts (see Note 4 for asset and liability positions of the lead and foreign currency forward contracts at October 1, 2017 and March 31, 2017).

(2)	The fair value amount of the Notes at October 1, 2017 and March 31, 2017 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At October 1, 2017 and March 31, 2017, the Company has hedged the price to purchase approximately 50.1 million pounds and 45.0 million pounds of lead, respectively, for a total purchase price of $53,235 and $46,550, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of October 1, 2017 and March 31, 2017, the Company had entered into a total of $45,116 and $30,751, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $4,102 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statement of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of October 1, 2017 and March 31, 2017, the notional amount of these contracts was $14,740 and $13,560, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
October 1, 2017 and March 31, 2017

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	October 1, 2017	March 31, 2017	October 1, 2017	March 31, 2017
Prepaid and other current assets
Lead forward contracts	$3,356	$1,163	$—	$—
Foreign currency forward contracts	—	11	—	—
Total assets	$3,356	$1,174	$—	$—
Accrued expenses
Foreign currency forward contracts	$278	$—	$25	$324
Total liabilities	$278	$—	$25	$324

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 1, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$3,896	Cost of goods sold	$(1,892)
Foreign currency forward contracts	(1,029)	Cost of goods sold	(1,067)
Total	$2,867		$(2,959)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(36)
Total		$(36)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 2, 2016

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$2,807	Cost of goods sold	$217
Foreign currency forward contracts	150	Cost of goods sold	(46)
Total	$2,957		$171

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$125
Total		$125

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 1, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$3,082	Cost of goods sold	$(89)
Foreign currency forward contracts	(3,088)	Cost of goods sold	(903)
Total	$(6)		$(992)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$12
Total		$12

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 2, 2016

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$4,620	Cost of goods sold	$1,276
Foreign currency forward contracts	278	Cost of goods sold	(226)
Total	$4,898		$1,050

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(177)
Total		$(177)

5. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarters of fiscal 2018 and 2017 was based on the estimated effective tax rates applicable for the full years ending March 31, 2018 and March 31, 2017, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of the Company's consolidated income before taxes.

The consolidated effective income tax rates for the second quarters of fiscal 2018 and 2017 were 21.7% and 26.2%, respectively, and for the six months of fiscal 2018 and 2017 were 21.2% and 25.3%, respectively. The rate decrease in the second quarter and six months of fiscal 2018 compared to the comparable prior year periods of fiscal 2017 is primarily due to changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 63% for fiscal 2018 compared to 57% for fiscal 2017. The foreign effective income tax rates for the six months of fiscal 2018 and 2017 were 11.2% and 14.5%, respectively. The rate decrease compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

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

	Quarter ended		Six months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Balance at beginning of period	$46,677	$48,075	$46,116	$48,422
Current period provisions	3,717	5,611	6,808	10,847
Costs incurred	(3,841)	(5,883)	(7,037)	(8,242)
Foreign currency translation adjustment	560	309	1,226	(2,915)
Balance at end of period	$47,113	$48,112	$47,113	$48,112

7. Commitments, Contingencies and Litigation

Litigation and Other Legal Matters

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of environmental, anticompetition, employment, contract and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. In the ordinary course of business, the Company and its subsidiaries are also subject to regulatory and governmental examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. In connection with formal and informal inquiries by federal, state, local and foreign agencies, the Company and its subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their activities.

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants.

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. As of October 1, 2017 and March 31, 2017, the Company had a reserve balance of $2,022 and $1,830, respectively, relating to the Belgian regulatory proceeding. The change in the reserve balance between October 1, 2017 and March 31, 2017 was solely due to foreign currency translation impact.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14,811, which was paid on July 11, 2017. As of October 1, 2017 and March 31, 2017, the Company had a reserve balance of $0 and $13,463, respectively, relating to this matter. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business, which constitutes the remaining portion of the previously disclosed German proceeding. The Company is appealing this decision, including payment of the proposed fine of $11,415, and believes that the reserve power matter does not, based on current facts and circumstances known to management, require an accrual. The Company is not required to escrow any portion of this fine during the appeal process.

In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11,229, which was paid on August 11, 2017. As of October 1, 2017 and March 31, 2017, the Company had a reserve balance of $0 and $10,258, respectively, relating to the Dutch regulatory proceeding.

As of October 1, 2017 and March 31, 2017, the Company had a total reserve balance of $2,022 and $25,551, respectively, in connection with these investigations and other related legal matters, included in accrued expenses on the Consolidated Condensed Balance Sheets. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,117 and $1,123 as of October 1, 2017 and March 31, 2017. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 4 - Derivative Financial Instruments for more details.

8. Restructuring Plans

During fiscal 2016, the Company announced restructurings to improve efficiencies primarily related to its motive power assembly and distribution center in Italy and its sales and administration organizations in EMEA. In addition, the Company announced a further restructuring related to its manufacturing operations in Europe. The Company estimates that the total charges for these actions will amount to approximately $6,600 primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 130 employees upon completion. In fiscal 2016, the Company recorded restructuring charges of $5,232 and recorded an additional $1,251 during fiscal 2017. The Company incurred $2,993 in costs against the accrual in fiscal 2016 and incurred an additional $3,037 against the accrual during fiscal 2017. During the six months of fiscal 2018, the Company recorded restructuring charges of $85 and incurred $348 against the accrual. As of October 1, 2017, the reserve balance associated with these actions is $154. The Company expects no further restructuring charges related to these actions and expects to complete the program during fiscal 2018.

During fiscal 2017, the Company announced restructuring programs to improve efficiencies primarily related to its motive power production in EMEA. The Company estimates that the total charges for these actions will amount to approximately $4,500, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 45 employees upon completion. During fiscal 2017, the Company recorded restructuring charges of $3,104 and incurred $749 in costs against the accrual. During the six months of fiscal 2018, the Company recorded restructuring charges of $1,243 and incurred $1,350 against the accrual. As of October 1, 2017, the reserve balance associated with these actions is $2,380. The Company expects to be committed to an additional $155 in restructuring charges related to this action in fiscal 2018, when it expects to complete this program.

During the first quarter of fiscal 2017, the Company announced a restructuring primarily to complete the transfer of equipment and clean-up of its manufacturing facility located in Jiangdu, the People’s Republic of China, which stopped production during fiscal 2016. This program was completed during the first quarter of fiscal 2018. The total cash charges for these actions amounted to $779. During fiscal 2017, the Company recorded charges of $779 and incurred $648 in costs against the accrual. During the six months of fiscal 2018, the Company recorded charges of $0 and incurred $129 in costs against the accrual.

During fiscal 2018, the Company announced restructuring programs to improve efficiencies primarily related to supply chain and general operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $2,800, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 25 employees upon completion. During the six months of fiscal 2018, the Company recorded restructuring charges of $996 and incurred $781 in costs against the accrual. As of October 1, 2017, the reserve balance associated with these actions is $215. The Company expects to be committed to an additional $1,800 in restructuring charges related to this action in fiscal 2018, when it expects to complete this program.

During the second quarter of fiscal 2018, the Company completed the sale of its Cleveland, Ohio facility and recorded a non-cash loss on the sale of the building of $210 and other cash charges of $75. The Cleveland facility ceased charger production in fiscal 2017.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2017	$2,668	$144	$2,812
Accrued	2,172	227	2,399
Costs incurred	(2,310)	(373)	(2,683)
Foreign currency impact	219	2	221
Balance as of October 1, 2017	$2,749	$—	$2,749

9. Debt

The following summarizes the Company’s long-term debt as of October 1, 2017 and March 31, 2017:

	October 1, 2017		March 31, 2017
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$3,434	$300,000	$3,746
2017 Credit Facility, due 2022	435,200	3,159	—	—
2011 Credit Facility, due 2018	—	—	292,500	1,145
	$735,200	$6,593	$592,500	$4,891
Less: Unamortized issuance costs	6,593		4,891
Long-term debt, net of unamortized issuance costs	$728,607		$587,609

5.00% Senior Notes

The Company's $300,000 Notes bear interest at a rate of 5.00% per annum. Interest is payable semiannually in arrears on April 30 and October 30 of each year, commencing on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by certain of its subsidiaries that are guarantors (the “Guarantors”) under the 2011 Credit Facility and its successor, the 2017 Credit Facility. The Guarantees are unsecured and unsubordinated obligations of the Guarantors.

2017 Credit Facility

On August 4, 2017, the Company entered into a new credit facility (“2017 Credit Facility”). The 2017 Credit Facility matures on September 30, 2022 and comprises a $600,000 senior secured revolving credit facility (“2017 Revolver”) and a $150,000 senior secured term loan (“2017 Term Loan”). The Company's previous credit facility (“2011 Credit Facility”) comprised a $500,000 senior secured revolving credit facility (“2011 Revolver”) and a $150,000 senior secured incremental term loan (the “2011 Term Loan”) with a maturity date of September 30, 2018. On August 4, 2017, the outstanding balance on the 2011 Revolver and the 2011 Term Loan of $240,000 and $123,750, respectively, was repaid utilizing borrowings from the 2017 Credit Facility.

As of October 1, 2017, the Company had $285,200 outstanding on the 2017 Revolver and $150,000 under the 2017 Term Loan.

The quarterly installments payable on the 2017 Term Loan are $1,875 beginning December 31, 2018, $2,813 beginning December 31, 2019 and $3,750 beginning December 31, 2020 with a final payment of $105,000 on September 30, 2022. The 2017 Credit Facility may be increased by an aggregate amount of $325,000 in revolving commitments and/or one or more new tranches of term loans, under certain conditions. Both the 2017 Revolver and the 2017 Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus between 1.25% and 2.00% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero). Obligations under the 2017 Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the 2017 Credit Facility and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

Short-Term Debt

As of October 1, 2017 and March 31, 2017, the Company had $12,978 and $18,359, respectively, of short-term borrowings. The weighted-average interest rate on these borrowings was approximately 8% and 7% at October 1, 2017 and March 31, 2017, respectively.

Letters of Credit

As of October 1, 2017 and March 31, 2017, the Company had $3,255 and $2,189, respectively, of standby letters of credit.

Debt Issuance Costs

In connection with the refinancing, the Company incurred $2,677 in debt issuance costs and wrote off $301 relating to the 2011 Credit Facility. Amortization expense, relating to debt issuance costs, included in interest expense was $327 and $347, for the quarters ended October 1, 2017 and October 2, 2016 and $674 and $694 for the six months ended October 1, 2017 and October 2, 2016. Debt issuance costs, net of accumulated amortization, totaled $6,593 and $4,891, respectively, at October 1, 2017 and March 31, 2017.

Available Lines of Credit

As of October 1, 2017 and March 31, 2017, the Company had available and undrawn, under all its lines of credit, $465,703 and $475,947, respectively, including $152,628 and $142,872, respectively, of uncommitted lines of credit as of October 1, 2017 and March 31, 2017.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Service cost	$—	$91	$256	$223
Interest cost	167	170	444	467
Expected return on plan assets	(120)	(204)	(557)	(472)
Amortization and deferral	80	132	360	253
Net periodic benefit cost	$127	$189	$503	$471

	United States Plans		International Plans
	Six months ended		Six months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Service cost	$—	$182	$499	$446
Interest cost	334	340	876	961
Expected return on plan assets	(240)	(408)	(1,105)	(982)
Amortization and deferral	159	264	711	518
Net periodic benefit cost	$253	$378	$981	$943

11. Stock-Based Compensation

As of October 1, 2017, the Company maintains the 2017 Equity Incentive Plan, (“2017 EIP”). The 2017 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based share units and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $4,293 for the second quarter of fiscal 2018 and $4,790 for the second quarter of fiscal 2017. Stock-based compensation expense was $9,523 for the six months of fiscal 2018 and $9,857 for the six months of fiscal 2017. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the six months of fiscal 2018, the Company granted to non-employee directors 30,366 restricted stock units, pursuant to the 2017 EIP.

During the six months of fiscal 2018, the Company granted to management and other key employees 169,703 non-qualified stock options and 60,008 market condition-based share units that vest three years from the date of grant, and 160,313 restricted stock units that vest 25% each year over four years from the date of grant.

Common stock activity during the six months of fiscal 2018 included the vesting of 148,567 restricted stock units and 142,426 market condition-based share units and the exercise of 56,744 stock options.

As of October 1, 2017, there were 557,313 non-qualified stock options, 640,792 restricted stock units and 353,726 market condition-based share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the six months ended October 1, 2017:

Shares outstanding as of March 31, 2017	43,447,536
Purchase of treasury stock	(1,540,093)
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	217,260
Shares outstanding as of October 1, 2017	42,124,703

Accelerated Share Repurchase

During the second quarter of fiscal 2018, the Company entered into an accelerated share repurchase agreement (“ASR”) with a major financial institution to repurchase up to $100,000 of its common stock. The Company prepaid $100,000 and received an initial delivery of 1,278,976 shares with a fair market value of approximately $80,000. The ASR is accounted for as a treasury stock repurchase, reducing the weighted average number of basic and diluted shares outstanding by the 1,278,976 shares initially received, and as a forward contract indexed to the Company's own common shares to reflect the future settlement provisions. Because the maximum repurchase will be $100,000, as of October 1, 2017, $20,000 representing the difference between the fair value of shares delivered and the maximum notional amount of $100,000, is accounted for as an equity instrument and is included in additional paid-in capital. The ASR is not accounted for as a derivative instrument.

Additional shares may be delivered to the Company on or before January 5, 2018 (scheduled settlement date), subject to the provisions of the ASR. The total number of shares to be repurchased will be determined on final settlement, with any additional shares reacquired being based generally on the volume-weighted average price of the Company's ordinary shares, minus a discount, during the repurchase period.

Treasury Stock

During the six months ended October 1, 2017, the Company also acquired 261,117 shares for $21,191 through open market purchases.

At October 1, 2017 and March 31, 2017, the Company held 12,463,367 and 10,923,274 shares as treasury stock, respectively.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of October 1, 2017 and March 31, 2017, are as follows:

	March 31, 2017	Before Reclassifications	Amounts Reclassified from AOCI	October 1, 2017
Pension funded status adjustment	$(25,555)	$—	$665	$(24,890)
Net unrealized gain (loss) on derivative instruments	1,975	(9)	625	2,591
Foreign currency translation adjustment	(129,244)	72,817	—	(56,427)
Accumulated other comprehensive (loss) income	$(152,824)	$72,808	$1,290	$(78,726)

The following table presents reclassifications from AOCI during the second quarter ended October 1, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net loss on cash flow hedging derivative instruments	$2,959	Cost of goods sold
Tax benefit	(1,095)
Net loss on derivative instruments, net of tax	$1,864

Defined benefit pension costs:
Prior service costs and deferrals	$440	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(102)
Net periodic benefit cost, net of tax	$338

The following table presents reclassifications from AOCI during the second quarter ended October 2, 2016:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net gain on cash flow hedging derivative instruments	$(171)	Cost of goods sold
Tax expense	63
Net gain on derivative instruments, net of tax	$(108)

Defined benefit pension costs:
Prior service costs and deferrals	$385	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(117)
Net periodic benefit cost, net of tax	$268

The following table presents reclassifications from AOCI during the six months ended October 1, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net loss on cash flow hedging derivative instruments	$992	Cost of goods sold
Tax benefit	(367)
Net loss on derivative instruments, net of tax	$625

Defined benefit pension costs:
Prior service costs and deferrals	$870	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(205)
Net periodic benefit cost, net of tax	$665

The following table presents reclassifications from AOCI during the six months ended October 2, 2016:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net gain on cash flow hedging derivative instruments	$(1,050)	Cost of goods sold
Tax expense	387
Net gain on derivative instruments, net of tax	$(663)

Defined benefit pension costs:
Prior service costs and deferrals	$782	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(233)
Net periodic benefit cost, net of tax	$549

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the six months ended October 1, 2017:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2017	$1,103,456	$4,913	$1,108,369
Total comprehensive income:
Net earnings	91,423	50	91,473
Net unrealized gain on derivative instruments, net of tax	616	—	616
Pension funded status adjustment, net of tax	665	—	665
Foreign currency translation adjustment	72,817	31	72,848
Total other comprehensive gain, net of tax	74,098	31	74,129
Total comprehensive income	165,521	81	165,602
Other changes in equity:
Purchase of treasury stock including ASR	(121,191)	—	(121,191)
Cash dividends - common stock ($0.35 per share)	(14,967)	—	(14,967)
Other, including activity related to equity awards	2,228	—	2,228
Balance as of October 1, 2017	$1,135,047	$4,994	$1,140,041

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net earnings attributable to EnerSys stockholders	$43,222	$45,636	$91,423	$90,209
Weighted-average number of common shares outstanding:
Basic	42,938,131	43,426,955	43,194,107	43,348,449
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	389,230	522,588	551,111	541,229
Diluted weighted-average number of common shares outstanding	43,327,361	43,949,543	43,745,218	43,889,678
Basic earnings per common share attributable to EnerSys stockholders	$1.01	$1.05	$2.12	$2.08
Diluted earnings per common share attributable to EnerSys stockholders	$1.00	$1.04	$2.09	$2.06
Anti-dilutive equity awards not included in diluted weighted-average common shares	283,674	245,199	257,243	317,578

14. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA;

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

Summarized financial information related to the Company's reportable segments for the second quarter and six months ended October 1, 2017 and October 2, 2016 is shown below:

	Quarter ended		Six months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net sales by segment to unaffiliated customers
Americas	$341,504	$324,824	$696,107	$654,544
EMEA	197,856	180,566	396,933	377,696
Asia	77,929	70,658	146,874	144,411
Total net sales	$617,289	$576,048	$1,239,914	$1,176,651
Net sales by product line
Reserve power	$292,238	$277,449	$597,415	$573,490
Motive power	325,051	298,599	642,499	603,161
Total net sales	$617,289	$576,048	$1,239,914	$1,176,651
Intersegment sales
Americas	$8,979	$6,981	$16,216	$12,985
EMEA	38,563	21,937	67,380	44,100
Asia	5,178	8,088	10,311	11,785
Total intersegment sales (1)	$52,720	$37,006	$93,907	$68,870
Operating earnings by segment
Americas	$44,029	$49,890	$97,690	$93,200
EMEA	17,555	16,997	31,094	36,833
Asia	4,182	3,574	7,426	7,757
Restructuring charges - Americas	(285)	—	(285)	(892)
Inventory write-off relating to exit activities - EMEA	—	(2,659)	—	(2,659)
Restructuring charges - EMEA	(1,491)	(4,547)	(2,324)	(4,816)
Restructuring charges - Asia	—	(346)	—	(482)
Total operating earnings (2)	$63,990	$62,909	$133,601	$128,941

(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.
(2) The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

On November 2, 2017, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on December 29, 2017, to stockholders of record as of December 15, 2017.

On November 8, 2017, the Company also announced the establishment of a new $100,000 stock repurchase authorization, with no expiration date. This authorization is in addition to the existing stock repurchase programs.

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

Economic Climate

Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. North America and EMEA are experiencing limited economic growth. Our Asia region continues to grow faster than any other region in which we do business.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the six months of fiscal 2018, we increased our selling prices in response to increased commodity costs.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $540 million of available cash and cash equivalents and available and undrawn credit lines of approximately $466 million at October 1, 2017 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

In the second quarter of fiscal 2018, we entered into a new credit facility (“2017 Credit Facility”) that comprises a $600 million senior secured revolving credit facility (“2017 Revolver”) and a $150 million senior secured term loan (“2017 Term Loan”) with a maturity date of September 30, 2022. We repaid the existing facility (“2011 Credit Facility”), which comprised a $500 million senior secured revolving credit facility (“2011 Revolver”) and a $150 million senior secured incremental term loan (the “2011 Term Loan”) with the proceeds of the new facility. We believe that the 2017 Credit Facility provides us with sufficient liquidity to fund acquisitions and stock repurchase programs.

In the six months of fiscal 2018, we repurchased $121 million of treasury stock through an accelerated share repurchase (“ASR”) agreement with a major financial institution and through open market purchases. Share repurchases and a decline in our share price helped offset the dilutive impact of stock awards in the first half of fiscal 2018.

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

Results of Operations

Net Sales

Segment sales

	Quarter ended October 1, 2017		Quarter ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$341.5	55.3%	$324.8	56.4%	$16.7	5.1%
EMEA	197.9	32.1	180.6	31.4	17.3	9.6
Asia	77.9	12.6	70.6	12.2	7.3	10.3
Total net sales	$617.3	100.0%	$576.0	100.0%	$41.3	7.2%

	Six months ended October 1, 2017		Six months ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$696.1	56.1%	$654.5	55.6%	$41.6	6.3%
EMEA	397.0	32.0	377.7	32.1	19.3	5.1
Asia	146.8	11.9	144.4	12.3	2.4	1.7
Total net sales	$1,239.9	100.0%	$1,176.6	100.0%	$63.3	5.4%

Net sales increased $41.3 million or 7.2% in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017. This increase for the second quarter was the result of a 4% increase in pricing, a 2% increase in foreign currency translation impact and a 1% increase in organic volume.

Net sales increased $63.3 million or 5.4% in the six months of fiscal 2018 from the comparable period in fiscal 2017. This increase was the result of a 4% increase in pricing and a 1% increase in organic volume.

The Americas segment’s net sales increased $16.7 million or 5.1% in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017, primarily due to a 3% increase in pricing and a 2% increase in organic volume. Net sales increased $41.6 million or 6.3% in the six months of fiscal 2018, as compared to the six months of fiscal 2017, primarily due to an increase of approximately 3% each in organic volume and pricing.

The EMEA segment’s net sales increased $17.3 million or 9.6% in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017, primarily due to a 6% increase in pricing and a 5% increase due to foreign currency translation impact, partially offset by a 1% decrease in organic volume. Net sales increased $19.3 million or 5.1% in the six months of fiscal 2018, as compared to the six months of fiscal 2017, primarily due to a 5% increase in pricing and a 2% increase due to foreign currency translation impact, partially offset by a 2% decrease from organic volume.

The Asia segment’s net sales increased $7.3 million or 10.3% in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017, primarily due to a 6% increase in organic volume and a 4% increase in pricing. Net sales increased $2.4 million or 1.7% in the six months of fiscal 2018, as compared to the six months of fiscal 2017, primarily due to a 4% increase in pricing, partially offset by a 1% decrease each in organic volume and foreign currency translation impact.

Product line sales

	Quarter ended October 1, 2017		Quarter ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$292.2	47.3%	$277.4	48.2%	$14.8	5.3%
Motive power	325.1	52.7	298.6	51.8	26.5	8.9
Total net sales	$617.3	100.0%	$576.0	100.0%	$41.3	7.2%

	Six months ended October 1, 2017		Six months ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$597.4	48.2%	$573.4	48.7%	$24.0	4.2%
Motive power	642.5	51.8	603.2	51.3	39.3	6.5
Total net sales	$1,239.9	100.0%	$1,176.6	100.0%	$63.3	5.4%

Net sales of our reserve power products in the second quarter of fiscal 2018 increased $14.8 million or 5.3% compared to the second quarter of fiscal 2017. The increase was primarily due to a 4% increase in pricing and a 1% increase due to foreign currency translation impact. Net sales of our reserve power products in the six months of fiscal 2018 increased $24.0 million or 4.2% compared to the six months quarter of fiscal 2017 primarily due to a 4% increase in pricing.

Net sales of our motive power products in the second quarter of fiscal 2018 increased by $26.5 million or 8.9% compared to the second quarter of fiscal 2017. The increase was primarily due to a 4% increase in pricing, a 2% increase in organic volume and a 3% increase due to foreign currency translation impact. Net sales of our motive power products in the six months of fiscal 2018 increased $39.3 million or 6.5% compared to the six months quarter of fiscal 2017. The increase was primarily due to a 4% increase in pricing, a 2% increase due to organic volume and a 1% increase due to foreign currency translation impact.

Gross Profit

	Quarter ended October 1, 2017		Quarter ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$159.9	25.9%	$161.3	28.0%	$(1.4)	(0.9)%

	Six months ended October 1, 2017		Six months ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$323.0	26.0%	$327.6	27.8%	$(4.6)	(1.4)%

Gross profit decreased $1.4 million or 0.9% in the second quarter and decreased $4.6 million or 1.4% in the six months of fiscal 2018 compared to comparable prior year periods of fiscal 2017. Gross profit, as a percentage of net sales, decreased 210 basis points and 180 basis points in the second quarter and six months of fiscal 2018 as compared to the second quarter and six months of fiscal 2017, respectively. The decrease in the gross profit margin in both the second quarter and six months is primarily due to an increase in commodity costs of approximately $34 million and $68 million, respectively, partially offset by price recoveries and cost saving initiatives. This decline in the margin percentage is normal in periods of rising commodity costs.

Operating Items

	Quarter ended October 1, 2017		Quarter ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$94.1	15.2%	$93.5	16.2%	$0.6	0.7%
Restructuring charges	$1.8	0.3%	$4.9	0.8%	$(3.1)	(63.7)%

	Six months ended October 1, 2017		Six months ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$186.8	15.0%	$192.5	16.3%	$(5.7)	(3.0)%
Restructuring charges	$2.6	0.2%	$6.2	0.5%	$(3.6)	(57.9)%

Operating expenses as a percentage of net sales decreased 100 basis points in the second quarter of fiscal 2018 and decreased 130 basis points in the six months of fiscal 2018, compared to the comparable prior year periods of fiscal 2017. Operating expenses, excluding the effect of foreign currency translation, decreased $0.4 million or 0.5% in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017, and decreased $6.2 million or 3.3% in the six months of fiscal 2018, as compared to the six months of fiscal 2017. Excluding the impact of the $6.3 million write-off of previously capitalized costs relating to the ERP system implementation in our Americas region during the first quarter of fiscal 2017, operating expenses were comparable to the six months of fiscal 2017. Selling expenses, our main component of operating expenses, were 52.1% and 52.7% of total operating expenses in the second quarter and six months of fiscal 2018, respectively, compared to 53.7% and 53.4% of total operating expenses in the second quarter and six months of fiscal 2017, respectively.

Restructuring Charges

Included in our second quarter of fiscal 2018 operating results are restructuring charges of $0.3 million in Americas and $1.5 million in EMEA.The charges in Americas relate to the sale of the building at our Cleveland, Ohio charger manufacturing facility in the U.S., which ceased operations in fiscal 2017, while charges in EMEA relate to restructuring our motive power production, supply chain and general operations in EMEA to improve efficiencies.

Included in our second quarter of fiscal 2017 operating results were restructuring and other exit charges in EMEA of $4.6 million and restructuring charges of $0.3 million in Asia. The restructuring and other exit charges in EMEA comprised $2.9 million of exit charges related to our joint venture in South Africa and $1.7 million restructuring charges related to other European manufacturing operations. In addition, cost of goods sold also included a $2.6 million write-off of inventory relating to the South Africa joint venture.

Operating Earnings

	Quarter ended October 1, 2017		Quarter ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$44.0	12.9%	$49.9	15.4%	$(5.9)	(11.7)%
EMEA	17.6	8.9	16.9	9.4	0.7	3.3
Asia	4.2	5.4	3.6	5.1	0.6	17.0
Subtotal	65.8	10.7	70.4	12.2	(4.6)	(6.7)
Restructuring charges - Americas	(0.3)	(0.1)	—	—	(0.3)	NM
Inventory adjustment relating to exit activities - EMEA	—	—	(2.6)	(1.5)	2.6	NM
Restructuring charges - EMEA	(1.5)	(0.8)	(4.6)	(2.5)	3.1	(67.2)
Restructuring charges - Asia	—	—	(0.3)	(0.5)	0.3	NM
Total operating earnings	$64.0	10.4%	$62.9	11.0%	$1.1	1.7%
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

	Six months ended October 1, 2017		Six months ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$97.7	14.0%	$93.2	14.2%	$4.5	4.8%
EMEA	31.1	7.8	36.7	9.8	(5.6)	(15.6)
Asia	7.4	5.1	7.8	5.4	(0.4)	(4.3)
Subtotal	136.2	11.0	137.7	11.7	(1.5)	(1.2)
Restructuring charges - Americas	(0.3)	—	(0.9)	(0.1)	0.6	(68.0)
Inventory adjustment relating to exit activities - EMEA	—	—	(2.6)	(0.7)	2.6	NM
Restructuring charges - EMEA	(2.3)	(0.6)	(4.9)	(1.3)	2.6	(51.7)
Restructuring charges - Asia	—	—	(0.4)	(0.3)	0.4	NM
Total operating earnings	$133.6	10.8%	$128.9	11.0%	$4.7	3.6%

(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

Operating earnings increased $1.1 million or 1.7% and increased $4.7 million or 3.6% in the second quarter and six months of fiscal 2018, respectively, compared to the second quarter and six months of fiscal 2017. Operating earnings, as a percentage of net sales, decreased 60 basis points and 20 basis points, in the second quarter and six months of fiscal 2018, respectively, compared to the second quarter and six months of fiscal 2017. Excluding the impact of the $6.3 million write-off of previously capitalized costs relating to the ERP system implementation in our Americas region during the first quarter of fiscal 2017, operating earnings in the current six months decreased 70 basis points due to an increase in lead cost, partially offset by price recoveries and cost saving initiatives.

The Americas segment's operating earnings, excluding restructuring charges, decreased 250 basis points and 20 basis points, in the second quarter and six months of fiscal 2018, respectively, when compared to the second quarter and six months of fiscal 2017. Operating earnings in the second quarter and six months decreased primarily due to higher commodity costs partially offset by price recoveries and cost saving initiatives. Excluding the impact of the $6.3 million write-off of previously capitalized costs relating to the ERP system implementation during the six months of fiscal 2017, operating earnings in the six months of fiscal 2018 would have decreased by 120 basis points compared to the prior year period.

The EMEA segment's operating earnings, excluding restructuring charges discussed above, decreased 50 and 200 basis points in the second quarter and six months of fiscal 2018, respectively, compared to the second quarter and six months of fiscal 2017, primarily due to an increase in lead cost, partially offset by price recoveries and cost saving initiatives.

Operating earnings increased 30 basis points and decreased 30 basis points in the Asia segment in the second quarter and six months of fiscal 2018, respectively, compared to the second quarter and six months of fiscal 2017. The increase in the second quarter is primarily due to higher motive power revenues, partially offset by higher commodity costs, while the decrease in the current six months is due to a slow down in telecom spending during the first quarter of fiscal 2018 in the People's Republic of China and higher commodity costs.

Interest Expense

	Quarter ended October 1, 2017		Quarter ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$6.5	1.1%	$5.5	0.9%	$1.0	18.1%

	Six months ended October 1, 2017		Six months ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$12.2	1.0%	$11.2	1.0%	$1.0	9.6%

Interest expense of $6.5 million in the second quarter of fiscal 2018 (net of interest income of $0.7 million) was $1.0 million higher than the interest expense of $5.5 million in the second quarter of fiscal 2017 (net of interest income of $0.4 million). Interest expense of $12.2 million in the six months of fiscal 2018 (net of interest income of $1.4 million) was $1.0 million higher than the interest expense of $11.2 million in the six months of fiscal 2017 (net of interest income of $0.8 million).

The increase in interest expense in both the second quarter and six months of fiscal 2018 is primarily due to higher average debt outstanding and higher average interest rates. Our average debt outstanding was $680.5 million and $654.5 million in the second quarter and six months of fiscal 2018, respectively, compared to $623.2 million and $630.4 million in the second quarter and six months of fiscal 2017, respectively. The increase in our average debt was primarily to fund treasury repurchase activity as discussed in Note 12 to the Consolidated Condensed Financial Statements.

Included in interest expense are non-cash charges for deferred financing fees of $0.6 million and $1.0 million, in the second quarter and six months of fiscal 2018, respectively, and $0.4 million and $0.7 million, in the second quarter and six months of fiscal 2017, respectively.

Other (Income) Expense, Net

	Quarter ended October 1, 2017		Quarter ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$2.4	0.4%	$(0.6)	—%	$3.0	NM

	Six months ended October 1, 2017		Six months ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$5.3	0.4%	$0.7	0.1%	$4.6	NM
NM = not meaningful

Other (income) expense, net in the second quarter of fiscal 2018 was an expense of $2.4 million compared to income of $0.6 million in the second quarter of fiscal 2017. Other (income) expense, net in the six months of fiscal 2018 was expense of $5.3 million compared to expense of $0.7 million in the six months of fiscal 2017. Foreign currency impact resulted in a loss of $2.5 million in the second quarter of fiscal 2018, and a loss of $5.1 million in six months of fiscal 2018, compared to foreign currency gain of $0.6 million and loss of $0.4 million, respectively, in the comparable prior year periods.

Earnings Before Income Taxes

	Quarter ended October 1, 2017		Quarter ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$55.1	8.9%	$58.0	10.1%	$(2.9)	(5.0)%

	Six months ended October 1, 2017		Six months ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$116.1	9.4%	$117.0	9.9%	$(0.9)	(0.8)%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2018 decreased $2.9 million, or 5.0%, compared to the second quarter of fiscal 2017 and decreased $0.9 million, or 0.8%, in the six months of fiscal 2018 compared to the six months of fiscal 2017.

Income Tax Expense

	Quarter ended October 1, 2017		Quarter ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$11.9	1.9%	$15.2	2.7%	$(3.3)	(21.3)%
Effective tax rate	21.7%		26.2%		(4.5)%

	Six months ended October 1, 2017		Six months ended October 2, 2016		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$24.6	2.0%	$29.6	2.5%	$(5.0)	(16.9)%
Effective tax rate	21.2%		25.3%		(4.1)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarters of fiscal 2018 and 2017 was based on the estimated effective tax rates applicable for the full years ending March 31, 2018 and March 31, 2017, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The consolidated effective income tax rates were 21.7% and 26.2%, respectively, for the second quarters of fiscal 2018 and 2017 and 21.2% and 25.3%, respectively, for the six months of fiscal 2018 and 2017. The rate decrease in the second quarter and six months of fiscal 2018 compared to the comparable prior year periods of fiscal 2017 is primarily due to changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 63% for fiscal 2018 compared to 57% for fiscal 2017. The foreign effective income tax rates for the six months of fiscal 2018 and 2017 were 11.2% and 14.5%, respectively. The rate decrease in the six months compared to the prior year six months is primarily due to changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

Critical Accounting Policies and Estimates

Except as discussed in the following paragraph, there have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.

Liquidity and Capital Resources

Operating activities provided cash of $45.5 million in the six months of fiscal 2018 compared to $113.9 million in the comparable period of fiscal 2017. In the six months of fiscal 2018, cash provided by operating activities was primarily from net earnings of $91.5 million, depreciation and amortization of $26.6 million, stock-based compensation of $9.5 million, provision of doubtful accounts of $0.8 million and non-cash interest of $1.0 million. Cash provided by earnings as adjusted for non-cash items was partially offset by the increase in primary working capital of $46.8 million, net of currency translation changes, decrease in accrued expenses of $32.4 million, comprising primarily of legal proceedings related payments, payroll related expenses and income taxes and an increase in prepaid and other current assets of $5.4 million, comprising primarily of prepaid taxes.

In the six months of fiscal 2017, cash provided by operating activities was primarily from net earnings of $87.4 million, depreciation and amortization of $27.1 million, non-cash charges consisting of write-offs relating to restructuring and other exit charges and ERP implementation of $10.3 million, stock-based compensation of $9.9 million, provision of doubtful accounts of $1.9 million and non-cash interest of $0.7 million. Cash provided by earnings as adjusted for non-cash items was partially offset by the increase in primary working capital of $38.1 million, net of currency translation changes. Cash provided by operating activities were positively impacted by accrued expenses of $20.6 million, comprising primarily of income and other taxes, while prepaid and other current assets, comprising primarily of prepaid taxes, resulted in an outflow of $11.0 million.

Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $690.2 million (yielding a primary working capital percentage of 28.0%) at October 1, 2017, $624.8 million (yielding a primary working capital percentage of 24.9%) at March 31, 2017 and $622.6 million at October 2, 2016 (yielding a primary working capital percentage of 27.0%). The primary working capital percentage of 28.0% at October 1, 2017 is 310 basis points higher than that for March 31, 2017, and is 100 basis points higher than that for the prior year period. Primary working capital percentage increased during the six months of fiscal 2018 largely due to higher inventory levels. The reason for the increase in inventory is due to rising lead costs, a longer supply chain on selective products and to meet rising third quarter demand.

Primary working capital and primary working capital percentages at October 1, 2017, March 31, 2017 and October 2, 2016 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
October 1, 2017	$502.9	$422.5	$(235.2)	$690.2	$2,469.2	28.0%
March 31, 2017	486.6	360.7	(222.5)	624.8	2,507.2	24.9
October 2, 2016	462.7	370.0	(210.1)	622.6	2,304.2	27.0

Investing activities used cash of $29.4 million in the six months of fiscal 2018 and primarily consisted of capital expenditures of $26.6 million, and a $3.0 million acquisition.

Investing activities used cash of $32.9 million in the six months of fiscal 2017 and primarily consisted of capital expenditures of $20.7 million, and acquisitions of $12.4 million.

Financing activities used cash of $8.3 million in the six months of fiscal 2018. During the second quarter of fiscal 2018, we entered into a 2017 Credit Facility and borrowed $343.5 million under the 2017 Revolver and $150.0 million under the 2018 Term loan. Repayments on the 2017 Revolver during the six months of fiscal 2018 were $58.3 million. Borrowings and repayments on the 2011 Revolver during the six months of fiscal 2018 were $147.1 million and $312.1 million, respectively, and repayment of the 2011 Term loan was $127.5 million. On August 4, 2017, the outstanding balance on the 2011 Revolver and the 2011 Term Loan of $240.0 million and $123.0 million, respectively, was repaid utilizing the proceeds from the 2017 Credit Facility. We also paid $100.0 million under the ASR program, which will be settled on or by January 5, 2018, the scheduled settlement date for the ASR. Treasury stock open market purchases were $21.2 million, payment of cash dividends to our stockholders were $15.0 million, payment of taxes related to net share settlement of equity awards were $7.4 million and debt issuance costs were $2.7 million. Net repayments on short-term debt were $5.4 million and proceeds from stock options were $0.7 million.

Financing activities used cash of $31.1 million in the six months of fiscal 2017 primarily due to borrowings and repayments of $135.7 million each on the 2011 Revolver and repayment of the 2011 Term Loan of $7.5 million, payment of cash dividends to our stockholders of $15.2 million, and payment of taxes related to net share settlement of equity awards of $7.6 million. Net payments on short-term debt were $0.7 million.

Currency translation had a positive impact of $32.0 million on our cash balance in the six months of fiscal 2018 compared to a negative impact of $6.9 million in the six months of fiscal 2017. During the six months of fiscal 2018, principal currencies in which we do business such as the Euro, Swiss franc, British pound, Polish zloty, Chinese renminbi and Mexican peso strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $39.8 million to $540.1 million, in the six months of fiscal 2018 compared to an increase by $43.0 million to $440.3 million, in the comparable period of fiscal 2017.

All obligations under our 2017 Credit Facility are secured by, among other things, substantially all of our U.S. assets. The 2017 Credit Facility contains various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under this credit facility.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2017 Annual Report for the year ended March 31, 2017. As of October 1, 2017, we entered into the new 2017 Credit Facility, comprising a $600 million senior secured revolving credit facility (“2017 Revolver”) and a $150 million senior secured term loan (“2017 Term Loan”) with a maturity date of September 30, 2022. We repaid all outstanding balances on our 2011 Credit Facility as of October 1, 2017.

As of October 1, 2017, principal and interest payments due under the 2017 Credit Facility are as follows: $5.4 million in fiscal 2018, $14.6 million in fiscal 2019, $20.1 million in fiscal 2020, $23.5 million in fiscal 2021, $25.1 million in fiscal 2022 and $398.9 million in fiscal 2023.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at October 1, 2017 are $0.6 million (pre-tax). Those contracts that result in an asset position at October 1, 2017 are $3.7 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $4.5 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
October 1, 2017	$53.2	50.1	$1.06	9%
March 31, 2017	46.6	45.0	1.03	8
October 2, 2016	19.6	23.1	0.85	5
(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe approximately 72% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at October 1, 2017, lead purchased by October 1, 2017 that will be reflected in future costs under our FIFO accounting treatment, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $17 million and $34 million, respectively, in the second quarter and six months of fiscal 2018.

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

At October 1, 2017 and October 2, 2016, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $3.8 million and $3.1 million, respectively.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)		(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2) (3)
July 3 – July 30, 2017	—	$—		—	$24,738,883
July 31 – August 27, 2017	—	—		—	24,738,883
August 28 – October 1, 2017	1,280,640	TBD	(2)	1,278,976	24,738,883
Total	1,280,640	TBD		1,278,976

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. These amounted to 1,664 shares, repurchased at an average price of

$63.55.

(2)	On August 9, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date.

(3) On August 24, 2017, the Company prepaid $100 million, pursuant to an ASR agreement with a major financial institution, and received on August 29, 2017, an initial delivery of 1,278,976 shares. Additional shares may be delivered to the Company on or before January 5, 2018 (scheduled settlement date), subject to the provisions of the ASR agreement. The total number of shares to be repurchased will be determined on final settlement, with any additional shares reacquired being based generally on the volume-weighted average price of the Company's ordinary shares, minus a discount, during the repurchase period.

Item 4.	Mine Safety Disclosures

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

10.1	EnerSys 2017 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 19, 2017).

10.2
Credit Agreement, dated as of August 4, 2017, among EnerSys, certain other borrowers and guarantors identified therein, Bank of America, N.A., as administrative agent, swing line lender and Letters of Credit issuer, and other lenders party thereto
(incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-32253) filed on August 9, 2017).

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
Date: November 8, 2017