Form 10-Q
period 2017-12-31
EnerSys
filed 2018-02-07
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Common Stock outstanding at February 2, 2018: 41,910,079 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 31, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$571,322	$500,329
Accounts receivable, net of allowance for doubtful accounts: December 31, 2017 - $13,032; March 31, 2017 - $12,662	494,934	486,646
Inventories, net	421,970	360,694
Prepaid and other current assets	73,588	71,246
Total current assets	1,561,814	1,418,915
Property, plant, and equipment, net	374,736	348,549
Goodwill	348,878	328,657
Other intangible assets, net	149,368	153,960
Deferred taxes	34,730	31,587
Other assets	12,476	11,361
Total assets	$2,482,002	$2,293,029
Liabilities and Equity
Current liabilities:
Short-term debt	$16,842	$18,359
Accounts payable	227,294	222,493
Accrued expenses	206,032	226,579
Total current liabilities	450,168	467,431
Long-term debt, net of unamortized debt issuance costs	689,021	587,609
Deferred taxes	39,670	45,923
Other liabilities	177,169	83,697
Total liabilities	1,356,028	1,184,660
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2017 and at March 31, 2017	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 54,590,184 shares issued and 42,126,817 shares outstanding at December 31, 2017; 54,370,810 shares issued and 43,447,536 shares outstanding at March 31, 2017	546	544
Additional paid-in capital	452,248	464,092
Treasury stock, at cost, 12,463,367 shares held as of December 31, 2017; 10,923,274 shares held as of March 31, 2017	(540,991)	(439,800)
Retained earnings	1,274,038	1,231,444
Accumulated other comprehensive loss	(65,017)	(152,824)
Total EnerSys stockholders’ equity	1,120,824	1,103,456
Nonredeemable noncontrolling interests	5,150	4,913
Total equity	1,125,974	1,108,369
Total liabilities and equity	$2,482,002	$2,293,029
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	December 31, 2017	January 1, 2017
Net sales	$658,935	$563,697
Cost of goods sold	491,970	408,315
Inventory adjustment relating to exit activities	—	(502)
Gross profit	166,965	155,884
Operating expenses	96,717	85,014
Restructuring charges and other exit charges (credits)	1,808	(1,153)
Legal proceedings charge	—	17,000
Operating earnings	68,440	55,023
Interest expense	6,469	5,646
Other (income) expense, net	(557)	(1,247)
Earnings before income taxes	62,528	50,624
Income tax expense	88,307	13,529
Net (loss) earnings	(25,779)	37,095
Net earnings attributable to noncontrolling interests	68	860
Net (loss) earnings attributable to EnerSys stockholders	$(25,847)	$36,235
Net (loss) earnings per common share attributable to EnerSys stockholders:
Basic	$(0.61)	$0.83
Diluted	$(0.61)	$0.82
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,125,745	43,429,525
Diluted	42,125,745	44,049,674
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine months ended
	December 31, 2017	January 1, 2017
Net sales	$1,898,849	$1,740,348
Cost of goods sold	1,408,913	1,254,678
Inventory adjustment relating to exit activities	—	2,157
Gross profit	489,936	483,513
Operating expenses	283,478	277,512
Restructuring charges	4,417	5,037
Legal proceedings charge	—	17,000
Operating earnings	202,041	183,964
Interest expense	18,712	16,820
Other (income) expense, net	4,736	(496)
Earnings before income taxes	178,593	167,640
Income tax expense	112,899	43,133
Net earnings	65,694	124,507
Net earnings (losses) attributable to noncontrolling interests	118	(1,937)
Net earnings attributable to EnerSys stockholders	$65,576	$126,444
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.53	$2.92
Diluted	$1.51	$2.88
Dividends per common share	$0.525	$0.525
Weighted-average number of common shares outstanding:
Basic	42,837,986	43,375,474
Diluted	43,345,926	43,943,010
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Nine months ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Net (loss) earnings	$(25,779)	$37,095	$65,694	$124,507
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax	(587)	(2,017)	29	411
Pension funded status adjustment, net of tax	331	198	996	747
Foreign currency translation adjustment	14,053	(52,754)	86,901	(74,922)
Total other comprehensive gain (loss), net of tax	13,797	(54,573)	87,926	(73,764)
Total comprehensive (loss) income	(11,982)	(17,478)	153,620	50,743
Comprehensive income (loss) attributable to noncontrolling interests	156	648	237	(2,343)
Comprehensive (loss) income attributable to EnerSys stockholders	$(12,138)	$(18,126)	$153,383	$53,086
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	December 31, 2017	January 1, 2017
Cash flows from operating activities
Net earnings	$65,694	$124,507
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,320	40,468
Write-off of assets relating to restructuring charges	210	1,435
Non-cash write-off of property, plant and equipment	—	6,300
Derivatives not designated in hedging relationships:
Net (gains) losses	(105)	202
Cash settlements	(234)	(646)
Provision for doubtful accounts	775	1,952
Deferred income taxes	(7,228)	(683)
Non-cash interest expense	1,289	1,041
Stock-based compensation	14,773	14,556
Loss (gain) on disposal of property, plant, and equipment	69	(10)
Legal proceedings accrual	—	17,000
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	12,987	22,843
Inventories	(44,389)	(55,888)
Prepaid and other current assets	(1,241)	(11,545)
Other assets	(1,142)	857
Accounts payable	(10,619)	(14,701)
Accrued expenses	(30,485)	13,856
Other liabilities	89,228	5,163
Net cash provided by operating activities	129,902	166,707

Cash flows from investing activities
Capital expenditures	(43,086)	(36,008)
Purchase of businesses	(2,964)	(12,392)
Proceeds from disposal of property, plant, and equipment	395	568
Net cash used in investing activities	(45,655)	(47,832)

Cash flows from financing activities
Net (payments) borrowings on short-term debt	(1,376)	13,639
Proceeds from 2017 Revolver borrowings	356,750	—
Proceeds from 2011 Revolver borrowings	147,050	191,300
Repayments of 2017 Revolver borrowings	(111,450)	—
Repayments of 2011 Revolver borrowings	(312,050)	(186,750)
Proceeds from 2017 Term Loan	150,000	—
Repayments of 2011 Term Loan	(127,500)	(11,250)
Debt issuance costs	(2,677)	—
Option proceeds	758	5
Payment of taxes related to net share settlement of equity awards	(7,477)	(7,668)
Purchase of treasury stock	(121,191)	—
Dividends paid to stockholders	(22,339)	(22,800)
Other	(19)	(77)
Net cash used in financing activities	(51,521)	(23,601)
Effect of exchange rate changes on cash and cash equivalents	38,267	(25,432)
Net increase in cash and cash equivalents	70,993	69,842
Cash and cash equivalents at beginning of period	500,329	397,307
Cash and cash equivalents at end of period	$571,322	$467,149
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and nine-month periods ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017, with early adoption permissible one year earlier. The standard permits the use of either modified retrospective or full retrospective transition methods. The Company has substantially completed an impact assessment of the potential changes from adopting ASU 2014-09. The impact assessment included a review of customer arrangements across all of its global business units and an in-depth analysis of its global revenue processes and accounting policies to identify potential areas where change may be needed to comply with this guidance. The Company plans to apply the modified retrospective transition method. The Company assembled an implementation work team to assess and document the accounting conclusions for the adoption of ASU 2014-09. Based on this analysis, the Company does not believe the adoption of the ASU will have a material impact to the consolidated financial statements. The Company continues to assess the potential impact on accounting policies, internal control processes and related disclosures required under the new guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This update is effective for annual periods beginning after December 15, 2018, using a modified retrospective approach, with early adoption permitted. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)”: Intra-Entity Transfers of Assets Other than Inventory. ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. This update is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company early adopted the standard on a modified retrospective basis during the first quarter of fiscal 2018 through a cumulative-effect adjustment directly to retained earnings of $137, as of the beginning of the period of adoption.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)”, which requires an entity to report the service cost component of pension and other postretirement benefit costs in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December

15, 2017, with early adoption permitted. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)”: Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

2. Inventories

Inventories, net consist of:

	December 31, 2017	March 31, 2017
Raw materials	$96,666	$85,604
Work-in-process	138,540	107,177
Finished goods	186,764	167,913
Total	$421,970	$360,694

3. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2017 and March 31, 2017, and the basis for that measurement:

	Total Fair Value Measurement December 31, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$47	$—	$47	$—
Foreign currency forward contracts	(266)	—	(266)	—
Total derivatives	$(219)	$—	$(219)	$—

	Total Fair Value Measurement March 31, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$1,163	$—	$1,163	$—
Foreign currency forward contracts	(313)	—	(313)	—
Total derivatives	$850	$—	$850	$—

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

The fair value of the Company’s short-term debt and borrowings under the new 2017 Credit Facility and the previous 2011 Credit Facility (each as defined in Note 9), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The Company's 5.00% Senior Notes due 2023 (the “Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 104% and 101% of face value on December 31, 2017 and March 31, 2017, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at December 31, 2017 and March 31, 2017 were as follows:

	December 31, 2017		March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$47	$47	$1,163	$1,163
Financial liabilities:
Notes (2)	$300,000	$313,500	$300,000	$303,000
Derivatives (1)	266	266	313	313

(1)	Represents lead and foreign currency forward contracts (see Note 4 for asset and liability positions of the lead and foreign currency forward contracts at December 31, 2017 and March 31, 2017).

(2)	The fair value amount of the Notes at December 31, 2017 and March 31, 2017 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At December 31, 2017 and March 31, 2017, the Company has hedged the price to purchase approximately 54.0 million pounds and 45.0 million pounds of lead, respectively, for a total purchase price of $60,849 and $46,550, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of December 31, 2017 and March 31, 2017, the Company had entered into a total of $52,801 and $30,751, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $3,133 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of December 31, 2017 and March 31, 2017, the notional amount of these contracts was $24,132 and $13,560, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
December 31, 2017 and March 31, 2017

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	December 31, 2017	March 31, 2017	December 31, 2017	March 31, 2017
Prepaid and other current assets
Lead forward contracts	$47	$1,163	$—	$—
Foreign currency forward contracts	—	11	14	—
Total assets	$47	$1,174	$14	$—
Accrued expenses
Foreign currency forward contracts	$280	$—	$—	$324
Total liabilities	$280	$—	$—	$324

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 31, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(396)	Cost of goods sold	$2,266
Foreign currency forward contracts	(87)	Cost of goods sold	(1,811)
Total	$(483)		$455

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$93
Total		$93

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended January 1, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(2,362)	Cost of goods sold	$1,524
Foreign currency forward contracts	595	Cost of goods sold	(93)
Total	$(1,767)		$1,431

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(25)
Total		$(25)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 31, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$2,686	Cost of goods sold	$2,177
Foreign currency forward contracts	(3,175)	Cost of goods sold	(2,714)
Total	$(489)		$(537)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$105
Total		$105

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended January 1, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$2,258	Cost of goods sold	$2,800
Foreign currency forward contracts	873	Cost of goods sold	(319)
Total	$3,131		$2,481

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(202)
Total		$(202)

5. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarters of fiscal 2018 and 2017 was based on the estimated effective tax rates applicable for the full years ending March 31, 2018 and March 31, 2017, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates, change in tax laws and the amount of the Company's consolidated income before taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. Among the significant changes resulting from the law, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, and requires companies to pay a one-time transition tax on unrepatriated cumulative non-U.S. earnings of foreign subsidiaries and creates new taxes on certain foreign sourced earnings. In accordance with ASC 740, “Income Taxes,” the Company is required to record the effects of tax law changes in the period enacted. The rate change is administratively effective at the beginning of the Company's fiscal year, using a blended rate for the annual period. As a result, the Company's blended U.S. statutory tax rate for fiscal 2018 is 31.5%.

As of December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company's results for the three and nine months ended December 31, 2017, contain estimates of the impact of the Tax Act as permitted by Staff Accounting Bulletin 118 “SAB 118” issued by the Securities and Exchange Commission on December 22, 2017. These amounts are considered provisional and may be affected by future guidance if and when issued.

As a result of the Tax Act, the third quarter fiscal 2018 financial statements include a provisional net tax expense of $77,347 which is comprised of the following:

Foreign tax effects: The one-time transition tax is based on the Company's total post-1986 earnings and profits (E&P) that was previously deferred from U.S. income taxes. The Company recorded a provisional amount for a one-time transition tax liability for its foreign subsidiaries, resulting in an increase in income tax expense of $94,000. The estimated transition tax of $94,000 is recorded under current income tax payable and non-current income tax payable, at $7,520 and $86,480, respectively, and is payable over eight years. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes both the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded, related to the remeasurement of the Company's deferred tax balance was a tax benefit of $14,706.

Finally, the Company recorded a provisional tax benefit of $1,947 related to the reduction of the fiscal 2018 federal tax rate to 31.5%.

In all cases, the Company may adjust these provisional amounts which could potentially affect the measurement and impact on tax expense as the Company refines its calculations within a reasonable period not to exceed one year from the enactment date.

The consolidated effective income tax rates for the third quarters of fiscal 2018 and 2017 were 141.2% and 26.7%, respectively, and for the nine months of fiscal 2018 and 2017 were 63.2% and 25.7%, respectively. The rate increase in the third quarter and nine months of fiscal 2018 compared to the comparable prior year periods of fiscal 2017 is primarily due to the impact of the Tax Act in the third quarter of fiscal 2018, offset by the German regulatory proceedings charge of $17,000 (with no associated tax benefit) recorded in the third quarter of fiscal 2017 and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 64% for fiscal 2018 compared to 60% for fiscal 2017. The foreign effective income tax rates for the nine months of fiscal 2018 and 2017 were 11.4% and 15.9%, respectively. The rate decrease compared to the prior year period is primarily due to the German regulatory proceedings charge of $17,000 (with no associated tax benefit) recorded in the third quarter of fiscal 2017 and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

6. Warranty

The Company provides for estimated product warranty expenses when the related products are sold, with related liabilities included within accrued expenses and other liabilities. As warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may ultimately differ from amounts provided. An analysis of changes in the liability for product warranties is as follows:

	Quarter ended		Nine months ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Balance at beginning of period	$47,113	$48,112	$46,116	$48,422
Current period provisions	6,204	4,085	13,012	14,932
Costs incurred	(3,843)	(4,250)	(10,880)	(12,492)
Foreign currency translation adjustment	23	(1,720)	1,249	(4,635)
Balance at end of period	$49,497	$46,227	$49,497	$46,227

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. As of December 31, 2017 and March 31, 2017, the Company had a reserve balance of $2,058 and $1,830, respectively, relating to certain ancillary matters associated with the Belgian regulatory proceeding. The change in the reserve balance between December 31, 2017 and March 31, 2017 was solely due to foreign currency translation impact.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14,811, which was paid in July 2017. As of December 31, 2017 and March 31, 2017, the Company had a reserve balance of $0 and $13,463, respectively, relating to this matter. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business, which constitutes the remaining portion of the previously disclosed German proceeding. The Company is appealing this decision, including payment of the proposed fine of $11,415, and believes that the reserve power matter does not, based on current facts and circumstances known to management, require an accrual. The Company is not required to escrow any portion of this fine during the appeal process.

In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11,229, which was paid in August 2017. As of December 31, 2017 and March 31, 2017, the Company had a reserve balance of $0 and $10,258, respectively, relating to the Dutch regulatory proceeding.

As of December 31, 2017 and March 31, 2017, the Company had a total reserve balance of $2,058 and $25,551, respectively, in connection with these investigations and other related legal matters, included in accrued expenses on the Consolidated Condensed Balance Sheets. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,117 and $1,123 as of December 31, 2017 and March 31, 2017. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 4 - Derivative Financial Instruments for more details.

8. Restructuring Plans

During fiscal 2016, the Company announced restructurings to improve efficiencies primarily related to its motive power assembly and distribution center in Italy and its sales and administration organizations in EMEA. In addition, the Company announced a further restructuring related to its manufacturing operations in Europe. The program was completed during the third quarter of fiscal 2018. Total charges for this program were $6,568 primarily for cash expenses of $6,161 for employee severance-related payments of approximately 130 employees and other charges of $407. In fiscal 2016, the Company recorded restructuring charges of $5,232 and recorded an additional $1,251 during fiscal 2017. The Company incurred $2,993 in costs against the accrual in fiscal 2016 and incurred an additional $3,037 against the accrual during fiscal 2017. During the nine months of fiscal 2018, the Company recorded restructuring charges of $85 and incurred $499 against the accrual.

During fiscal 2017, the Company announced restructuring programs to improve efficiencies primarily related to its motive power production in EMEA. The Company estimates that the total charges for these actions will amount to approximately $4,700, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 45 employees upon completion. During fiscal 2017, the Company recorded restructuring charges of $3,104 and incurred $749 in costs against the accrual. During the nine months of fiscal 2018, the Company recorded restructuring charges of $1,610 and incurred $1,725 against the accrual. As of December 31, 2017, the reserve balance associated with these actions is $2,406. The Company does not expect to be committed to additional restructuring charges related to this action, which is expected to be completed in fiscal 2019.

During the first quarter of fiscal 2017, the Company announced a restructuring primarily to complete the transfer of equipment and clean-up of its manufacturing facility located in Jiangdu, the People’s Republic of China, which stopped production during fiscal 2016. This program was completed during the first quarter of fiscal 2018. The total cash charges for these actions amounted to $779. During fiscal 2017, the Company recorded charges of $779 and incurred $648 in costs against the accrual. During the nine months of fiscal 2018, the Company recorded charges of $0 and incurred $129 in costs against the accrual.

During fiscal 2018, the Company announced restructuring programs to improve efficiencies primarily related to supply chain and general operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $3,400, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 50 employees upon completion. During the nine months of fiscal 2018, the Company recorded restructuring charges of $1,477 and incurred $1,069 in costs against the accrual. As of December 31, 2017, the reserve balance associated with these actions is $406. The Company expects to be committed to an additional $1,900 in restructuring charges related to this action, which it expects to complete in fiscal 2019.

During the second quarter of fiscal 2018, the Company completed the sale of its Cleveland, Ohio facility and recorded a non-cash loss on the sale of the building of $210 and other cash charges of $75. The Cleveland facility ceased charger production in fiscal 2017.

During fiscal 2018, the Company announced a restructuring program to improve efficiencies of its general operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $1,000, from cash charges for employee severance-related payments to approximately 60 salaried employees. During the nine months of fiscal 2018, the Company recorded restructuring charges of $960 and incurred $386 in costs against the accrual. As of December 31, 2017, the reserve balance associated with this action is $574. The Company expects to complete this action in fiscal 2019.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2017	$2,668	$144	$2,812
Accrued	3,890	317	4,207
Costs incurred	(3,421)	(462)	(3,883)
Foreign currency impact	249	1	250
Balance as of December 31, 2017	$3,386	$—	$3,386

9. Debt

The following summarizes the Company’s long-term debt as of December 31, 2017 and March 31, 2017:

	December 31, 2017		March 31, 2017
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$3,278	$300,000	$3,746
2017 Credit Facility, due 2022	395,300	3,001	—	—
2011 Credit Facility, due 2018	—	—	292,500	1,145
	$695,300	$6,279	$592,500	$4,891
Less: Unamortized issuance costs	6,279		4,891
Long-term debt, net of unamortized issuance costs	$689,021		$587,609

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

As of December 31, 2017, the Company had $245,300 outstanding on the 2017 Revolver and $150,000 under the 2017 Term Loan.

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

The current portion of the 2017 Term Loan of $1,875 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under its 2017 Credit Facility.

Short-Term Debt

As of December 31, 2017 and March 31, 2017, the Company had $16,842 and $18,359, respectively, of short-term borrowings. The weighted-average interest rate on these borrowings was approximately 8% and 7% at December 31, 2017 and March 31, 2017, respectively.

Letters of Credit

As of December 31, 2017 and March 31, 2017, the Company had $3,074 and $2,189, respectively, of standby letters of credit.

Debt Issuance Costs

In connection with the refinancing, the Company incurred $2,677 in debt issuance costs and wrote off $301 relating to the 2011 Credit Facility. Amortization expense, relating to debt issuance costs, included in interest expense was $314 and $347, respectively, for the quarters ended December 31, 2017 and January 1, 2017 and $988 and $1,041, respectively, for the nine months ended December 31, 2017 and January 1, 2017. Debt issuance costs, net of accumulated amortization, totaled $6,279 and $4,891, respectively, at December 31, 2017 and March 31, 2017.

Available Lines of Credit

As of December 31, 2017 and March 31, 2017, the Company had available and undrawn, under all its lines of credit, $503,807 and $475,947, respectively, including $150,832 and $142,872, respectively, of uncommitted lines of credit as of December 31, 2017 and March 31, 2017.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Service cost	$—	$96	$257	$212
Interest cost	159	158	449	441
Expected return on plan assets	(132)	(204)	(565)	(442)
Amortization and deferral	69	76	365	238
Net periodic benefit cost	$96	$126	$506	$449

	United States Plans		International Plans
	Nine months ended		Nine months ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Service cost	$—	$278	$756	$658
Interest cost	493	498	1,325	1,402
Expected return on plan assets	(372)	(612)	(1,670)	(1,424)
Amortization and deferral	228	340	1,076	756
Net periodic benefit cost	$349	$504	$1,487	$1,392

11. Stock-Based Compensation

As of December 31, 2017, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 3,177,477 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based share units and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $5,250 for the third quarter of fiscal 2018 and $4,699 for the third quarter of fiscal 2017. Stock-based compensation expense was $14,773 for the nine months of fiscal 2018 and $14,556 for the nine months of fiscal 2017. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the nine months of fiscal 2018, the Company granted to non-employee directors 32,551 restricted stock units, pursuant to the 2017 EIP.

During the nine months of fiscal 2018, the Company granted to management and other key employees 169,703 non-qualified stock options and 60,008 market condition-based share units that vest three years from the date of grant, and 160,313 restricted stock units that vest 25% each year over four years from the date of grant.

Common stock activity during the nine months of fiscal 2018 included the vesting of 149,458 restricted stock units and 142,426 market condition-based share units and the exercise of 58,595 stock options.

As of December 31, 2017, there were 549,192 non-qualified stock options, 635,712 restricted stock units and 349,078 market condition-based share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the nine months ended December 31, 2017:

Shares outstanding as of March 31, 2017	43,447,536
Purchase of treasury stock	(1,540,093)
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	219,374
Shares outstanding as of December 31, 2017	42,126,817

Accelerated Share Repurchase

During the second quarter of fiscal 2018, the Company entered into an accelerated share repurchase agreement (“ASR”) with a major financial institution to repurchase up to $100,000 of its common stock. The Company prepaid $100,000 and received an initial delivery of 1,278,976 shares with a fair market value of approximately $80,000. The ASR is accounted for as a treasury stock repurchase, reducing the weighted average number of basic and diluted shares outstanding by the 1,278,976 shares initially received, and as a forward contract indexed to the Company's own common shares to reflect the future settlement provisions. Because the maximum repurchase will be $100,000, as of December 31, 2017, $20,000 representing the difference between the fair value of shares delivered and the maximum notional amount of $100,000, is accounted for as an equity instrument and is included in additional paid-in capital. The ASR is not accounted for as a derivative instrument.

No shares were received pursuant to the ASR during the current quarter.

On January 9, 2018, the ASR was settled, and the Company received an additional 216,738 shares. See Note 15 - Subsequent Events, for more information.

Treasury Stock

During the nine months ended December 31, 2017, the Company also acquired 261,117 shares for $21,191 through open market purchases.

At December 31, 2017 and March 31, 2017, the Company held 12,463,367 and 10,923,274 shares as treasury stock, respectively.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of December 31, 2017 and March 31, 2017, are as follows:

	March 31, 2017	Before Reclassifications	Amounts Reclassified from AOCI	December 31, 2017
Pension funded status adjustment	$(25,555)	$—	$996	$(24,559)
Net unrealized gain (loss) on derivative instruments	1,975	(309)	338	2,004
Foreign currency translation adjustment	(129,244)	86,782	—	(42,462)
Accumulated other comprehensive (loss) income	$(152,824)	$86,473	$1,334	$(65,017)

The following table presents reclassifications from AOCI during the third quarter ended December 31, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net gain on cash flow hedging derivative instruments	$(455)	Cost of goods sold
Tax expense	168
Net gain on derivative instruments, net of tax	$(287)

Defined benefit pension costs:
Prior service costs and deferrals	$434	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(103)
Net periodic benefit cost, net of tax	$331

The following table presents reclassifications from AOCI during the third quarter ended January 1, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net gain on cash flow hedging derivative instruments	$(1,431)	Cost of goods sold
Tax expense	528
Net gain on derivative instruments, net of tax	$(903)

Defined benefit pension costs:
Prior service costs and deferrals	$314	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(116)
Net periodic benefit cost, net of tax	$198

The following table presents reclassifications from AOCI during the nine months ended December 31, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net loss on cash flow hedging derivative instruments	$537	Cost of goods sold
Tax benefit	(199)
Net loss on derivative instruments, net of tax	$338

Defined benefit pension costs:
Prior service costs and deferrals	$1,304	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(308)
Net periodic benefit cost, net of tax	$996

The following table presents reclassifications from AOCI during the nine months ended January 1, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net gain on cash flow hedging derivative instruments	$(2,481)	Cost of goods sold
Tax expense	915
Net gain on derivative instruments, net of tax	$(1,566)

Defined benefit pension costs:
Prior service costs and deferrals	$1,096	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 10
Tax benefit	(349)
Net periodic benefit cost, net of tax	$747

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the nine months ended December 31, 2017:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2017	$1,103,456	$4,913	$1,108,369
Total comprehensive income:
Net earnings	65,576	118	65,694
Net unrealized gain on derivative instruments, net of tax	29	—	29
Pension funded status adjustment, net of tax	996	—	996
Foreign currency translation adjustment	86,782	119	86,901
Total other comprehensive gain, net of tax	87,807	119	87,926
Total comprehensive income	153,383	237	153,620
Other changes in equity:
Purchase of treasury stock including ASR	(121,191)	—	(121,191)
Cash dividends - common stock ($0.525 per share)	(22,339)	—	(22,339)
Other, including activity related to equity awards	7,515	—	7,515
Balance as of December 31, 2017	$1,120,824	$5,150	$1,125,974

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Nine months ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Net (loss) earnings attributable to EnerSys stockholders	$(25,847)	$36,235	$65,576	$126,444
Weighted-average number of common shares outstanding:
Basic	42,125,745	43,429,525	42,837,986	43,375,474
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	—	620,149	507,940	567,536
Diluted weighted-average number of common shares outstanding	42,125,745	44,049,674	43,345,926	43,943,010
Basic (loss) earnings per common share attributable to EnerSys stockholders	$(0.61)	$0.83	$1.53	$2.92
Diluted (loss) earnings per common share attributable to EnerSys stockholders	$(0.61)	$0.82	$1.51	$2.88
Anti-dilutive equity awards not included in diluted weighted-average common shares	279,066	62,470	264,517	232,542

14. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA;

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

Summarized financial information related to the Company's reportable segments for the third quarter and nine months ended December 31, 2017 and January 1, 2017 is shown below:

	Quarter ended		Nine months ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Net sales by segment to unaffiliated customers
Americas	$353,237	$313,972	$1,049,344	$968,516
EMEA	224,931	186,069	621,864	563,765
Asia	80,767	63,656	227,641	208,067
Total net sales	$658,935	$563,697	$1,898,849	$1,740,348
Net sales by product line
Reserve power	$326,989	$271,291	$924,404	$844,781
Motive power	331,946	292,406	974,445	895,567
Total net sales	$658,935	$563,697	$1,898,849	$1,740,348
Intersegment sales
Americas	$7,144	$6,319	$23,360	$19,304
EMEA	29,989	22,086	97,369	66,186
Asia	6,213	6,285	16,524	18,070
Total intersegment sales (1)	$43,346	$34,690	$137,253	$103,560
Operating earnings by segment
Americas	$43,137	$45,949	$140,827	$139,149
EMEA	23,794	20,435	54,888	57,268
Asia	3,318	3,984	10,744	11,741
Restructuring charges - Americas	(961)	—	(1,246)	(892)
Inventory adjustment relating to exit activities - EMEA	—	502	—	(2,157)
Restructuring charges - EMEA	(848)	1,153	(3,172)	(3,663)
Restructuring charges - Asia	—	—	—	(482)
Legal proceedings charge - EMEA	—	(17,000)	—	(17,000)
Total operating earnings (2)	$68,440	$55,023	$202,041	$183,964

(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.
(2) The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

On January 9, 2018, the ASR was settled, and the Company received an additional 216,738 shares. The Company repurchased a total of 1,495,714 shares under the ASR for a total cash investment of $100,000 at an average price of $66.86.

On February 7, 2018, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on
March 30, 2018, to stockholders of record as of March 16, 2018.

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

In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Quarterly Report on Form 10-Q. EnerSys’ management uses the non-GAAP measures “primary working capital” and “primary working capital percentage” in its evaluation of business segment cash flow and financial position performance. These disclosures have limitations as an analytical tool, should not be viewed as a substitute for cash flow determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information is helpful in understanding the Company’s ongoing operating results.

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

Economic Climate

Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. North America and EMEA are experiencing moderate economic growth. Our Asia region continues to grow faster than any other region in which we do business.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the nine months of fiscal 2018, we increased our selling prices in response to increased commodity costs.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $571 million of available cash and cash equivalents and available and undrawn credit lines of approximately $504 million at December 31, 2017 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

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

In the nine months of fiscal 2018, we repurchased $121 million of treasury stock through an accelerated share repurchase (“ASR”) agreement with a major financial institution and through open market purchases. Share repurchases and a decline in our share price helped offset the dilutive impact of stock awards in the nine months of fiscal 2018.

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

Results of Operations

Net Sales

Segment sales

	Quarter ended December 31, 2017		Quarter ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$353.2	53.6%	$314.0	55.7%	$39.2	12.5%
EMEA	224.9	34.1	186.1	33.0	38.8	20.9
Asia	80.8	12.3	63.6	11.3	17.2	26.9
Total net sales	$658.9	100.0%	$563.7	100.0%	$95.2	16.9%

	Nine months ended December 31, 2017		Nine months ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$1,049.3	55.3%	$968.5	55.6%	$80.8	8.3%
EMEA	621.9	32.7	563.8	32.4	58.1	10.3
Asia	227.6	12.0	208.0	12.0	19.6	9.4
Total net sales	$1,898.8	100.0%	$1,740.3	100.0%	$158.5	9.1%

Net sales increased $95.2 million or 16.9% in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017. This increase was the result of an 8% increase in organic volume, a 5% increase in foreign currency translation impact and a 4% increase in pricing.

Net sales increased $158.5 million or 9.1% in the nine months of fiscal 2018 from the comparable period in fiscal 2017. This increase was the result of a 4% increase in pricing, a 3% increase in organic volume and a 2% increase in foreign currency translation impact.

The Americas segment’s net sales increased $39.2 million or 12.5% in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017, primarily due to a 9% increase in organic volume and a 3% increase in pricing. Net sales increased $80.8 million or 8.3% in the nine months of fiscal 2018, as compared to the nine months of fiscal 2017, primarily due to a 5% increase in organic volume and a 3% increase in pricing.

The EMEA segment’s net sales increased $38.8 million or 20.9% in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017, primarily due to a 13% increase due to foreign currency translation impact, a 5% increase in pricing and a 3% increase in organic volume. Net sales increased $58.1 million or 10.3% in the nine months of fiscal 2018, as compared to the nine months of fiscal 2017, primarily due to a 5% increase each in pricing and foreign currency translation impact.

The Asia segment’s net sales increased $17.2 million or 26.9% in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017, primarily due to a 17% increase in organic volume and a 5% increase each in pricing and foreign currency translation impact. Net sales increased $19.6 million or 9.4% in the nine months of fiscal 2018, as compared to the nine months of fiscal 2017, primarily due to a 4% increase each in pricing and organic volume and a 1% increase due to foreign currency translation impact.

Product line sales

	Quarter ended December 31, 2017		Quarter ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$327.0	49.6%	$271.3	48.1%	$55.7	20.5%
Motive power	331.9	50.4	292.4	51.9	39.5	13.5
Total net sales	$658.9	100.0%	$563.7	100.0%	$95.2	16.9%

	Nine months ended December 31, 2017		Nine months ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$924.4	48.7%	$844.7	48.5%	$79.7	9.4%
Motive power	974.4	51.3	895.6	51.5	78.8	8.8
Total net sales	$1,898.8	100.0%	$1,740.3	100.0%	$158.5	9.1%

Net sales of our reserve power products in the third quarter of fiscal 2018 increased $55.7 million or 20.5% compared to the third quarter of fiscal 2017. The increase was primarily due to a 11% increase in organic volume and a 5% increase each in pricing and foreign currency translation impact. Net sales of our reserve power products in the nine months of fiscal 2018 increased $79.7 million or 9.4% compared to the nine months of fiscal 2017, primarily due to a 4% increase each in organic volume and pricing and a 1% increase due to foreign currency translation impact.

Net sales of our motive power products in the third quarter of fiscal 2018 increased by $39.5 million or 13.5% compared to the third quarter of fiscal 2017. The increase was primarily due to a 5% increase each in organic volume and foreign currency translation impact and a 4% increase in pricing. Net sales of our motive power products in the nine months of fiscal 2018 increased $78.8 million or 8.8% compared to the nine months of fiscal 2017. The increase was primarily due to a 4% increase in pricing, a 3% increase due to organic volume and a 2% increase due to foreign currency translation impact.

Gross Profit

	Quarter ended December 31, 2017		Quarter ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$166.9	25.3%	$155.9	27.7%	$11.0	7.1%

	Nine months ended December 31, 2017		Nine months ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$489.9	25.8%	$483.5	27.8%	$6.4	1.3%

Gross profit increased $11.0 million or 7.1% in the third quarter and $6.4 million or 1.3% in the nine months of fiscal 2018 compared to comparable prior year periods of fiscal 2017. Gross profit, as a percentage of net sales, decreased 240 basis points and 200 basis points in the third quarter and nine months of fiscal 2018 as compared to the third quarter and nine months of fiscal 2017, respectively. The decrease in the gross profit margin in both the third quarter and nine months is primarily due to an increase in commodity costs of approximately $34 million and $102 million, respectively, partially offset by an increase in organic volume and pricing.

Operating Items

	Quarter ended December 31, 2017		Quarter ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$96.7	14.7%	$85.0	15.1%	$11.7	13.8%
Restructuring charges	$1.8	0.2%	$(1.2)	(0.2)%	$3.0	NM
Legal proceedings charge	$—	—%	$17.0	3.0%	$(17.0)	NM

	Nine months ended December 31, 2017		Nine months ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$283.5	14.9%	$277.5	15.9%	$6.0	2.1%
Restructuring charges	$4.4	0.2%	$5.0	0.3%	$(0.6)	(12.3)%
Legal proceedings charge	$—	—%	$17.0	1.0%	$(17.0)	NM
NM = not meaningful

Operating expenses for the third quarter of fiscal 2018, increased $11.7 million but decreased as a percentage of net sales by 40 basis points. The impact of foreign currency translation resulted in an increase of $2.4 million. Excluding this impact of the foreign currency translation, the increase in dollars was primarily due to payroll related expenses and our investment relating to the development of our digital core and new products, which were partially offset by our cost saving initiatives.

Operating expenses for the nine months of fiscal 2018 increased $6.0 million but decreased as a percentage of net sales by 100 basis points. The impact of foreign currency translation resulted in an increase of $2.8 million. Excluding this impact of the foreign currency translation, the increase in dollars was primarily due to the aforementioned investment in our digital core and new products, partially offset by cost saving initiatives.

Selling expenses, our main component of operating expenses, were 51.9% and 52.4% of total operating expenses in the third quarter and nine months of fiscal 2018, respectively, compared to 56.9% and 54.5% of total operating expenses in the third quarter and nine months of fiscal 2017, respectively.

Restructuring Charges

Included in our third quarter of fiscal 2018 operating results are restructuring charges of $1.0 million in the Americas and $0.8 million in EMEA. The charges in the Americas relate to improving efficiencies of our general operations, while charges in EMEA relate to restructuring programs to improve efficiencies in our motive power production, supply chain and general operations.

Included in our third quarter of fiscal 2017 operating results is a credit of $1.2 million relating to restructuring and other exit charges in EMEA consisting of cash charges of $0.5 million primarily relating to severance and a credit of $1.7 million relating to South Africa joint venture exit activities. In addition, cost of goods sold also includes a $0.5 million credit of inventory adjustment relating to the South Africa joint venture. Included in our nine months of fiscal 2017 operating results is a $5.0 million charge consisting of restructuring and other exit charges in EMEA of $3.7 million, restructuring charges of $0.9 million in the Americas and $0.4 million in Asia. Of the restructuring and exit charges in EMEA of $3.7 million, $2.5 million of restructuring charges related to European manufacturing operations and $1.2 million of exit charges related to our joint venture in South Africa. In addition, cost of goods sold also includes a $2.1 million inventory adjustment charge relating to the South Africa joint venture.

Fiscal 2017 - Legal Proceedings Charge

In connection with previously disclosed matters involving European anticompetition authorities, included in the operating results for the third quarter and nine months of fiscal 2017 were $17.0 million of charges involving the German competition authority. In July 2017, we paid a fine of $14.8 million relating to conduct involving our motive power business. We are currently appealing the German competition authority’s fining decision related to our reserve power battery business. For more detailed information, see Note 7 to the Consolidated Condensed Financial Statements.

Operating Earnings

	Quarter ended December 31, 2017		Quarter ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$43.1	12.2%	$46.0	14.6%	$(2.9)	(6.1)%
EMEA	23.8	10.6	20.4	11.0	3.4	16.4
Asia	3.3	4.1	4.0	6.3	(0.7)	(16.7)
Subtotal	70.2	10.7	70.4	12.5	(0.2)	(0.2)
Restructuring charges - Americas	(1.0)	(0.3)	—	—	(1.0)	NM
Inventory adjustment relating to exit activities - EMEA	—	—	0.5	0.3	(0.5)	NM
Restructuring charges - EMEA	(0.8)	(0.4)	1.2	0.6	(2.0)	NM
Legal proceedings charge - EMEA	—	—	(17.0)	(9.1)	17.0	NM
Total operating earnings	$68.4	10.4%	$55.1	9.8%	$13.3	24.4%

(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

	Nine months ended December 31, 2017		Nine months ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$140.8	13.4%	$139.2	14.4%	$1.6	1.2%
EMEA	54.9	8.8	57.1	10.2	(2.2)	(4.2)
Asia	10.7	4.7	11.8	5.6	(1.1)	(8.5)
Subtotal	206.4	10.9	208.1	12.0	(1.7)	(0.8)
Restructuring charges - Americas	(1.3)	(0.1)	(0.9)	(0.1)	(0.4)	39.7
Inventory adjustment relating to exit activities - EMEA	—	—	(2.1)	(0.4)	2.1	NM
Restructuring charges - EMEA	(3.1)	(0.5)	(3.7)	(0.6)	0.6	(13.4)
Restructuring charges - Asia	—	—	(0.4)	(0.2)	0.4	NM
Legal proceedings charge - EMEA	—	—	(17.0)	(3.0)	17.0	NM
Total operating earnings	$202.0	10.7%	$184.0	10.6%	$18.0	9.8%

(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

NM = not meaningful

Operating earnings increased $13.3 million or 24.4% and increased $18.0 million or 9.8% in the third quarter and nine months of fiscal 2018, respectively, compared to the third quarter and nine months of fiscal 2017. Operating earnings, as a percentage of net sales, increased 60 basis points and 10 basis points, in the third quarter and nine months of fiscal 2018, respectively, compared to the third quarter and nine months of fiscal 2017. Excluding the impact of the $6.3 million write-off of previously capitalized costs relating to the ERP system implementation in our Americas region during the first quarter of fiscal 2017, operating earnings in the current nine months decreased 30 basis points due to an increase in lead cost, partially offset by price recoveries and cost saving initiatives.

The Americas segment's operating earnings, excluding restructuring charges, decreased 240 basis points and 100 basis points, in the third quarter and nine months of fiscal 2018, respectively, when compared to the third quarter and nine months of fiscal 2017, primarily due to higher commodity costs partially offset by price recoveries and cost saving initiatives. Excluding the impact of the $6.3 million write-off of previously capitalized costs relating to the ERP system implementation during the nine months of fiscal 2017, operating earnings in the nine months of fiscal 2018 decreased by 160 basis points compared to the prior year period.

The EMEA segment's operating earnings, excluding restructuring charges and legal proceedings charge discussed above, decreased 40 and 140 basis points in the third quarter and nine months of fiscal 2018, respectively, compared to the third quarter and nine months of fiscal 2017, primarily due to an increase in lead cost, partially offset by price recoveries and cost saving initiatives.

Operating earnings decreased 220 basis points and 90 basis points in the Asia segment in the third quarter and nine months of fiscal 2018, respectively, compared to the third quarter and nine months of fiscal 2017 primarily due to higher commodity costs, partially offset by price recoveries and a slow down in telecom spending during the first half of fiscal 2018 in the People's Republic of China.

Interest Expense

	Quarter ended December 31, 2017		Quarter ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$6.5	1.0%	$5.6	1.0%	$0.9	14.6%

	Nine months ended December 31, 2017		Nine months ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$18.7	1.0%	$16.8	1.0%	$1.9	11.2%

Interest expense of $6.5 million in the third quarter of fiscal 2018 (net of interest income of $0.8 million) was $0.9 million higher than the interest expense of $5.6 million in the third quarter of fiscal 2017 (net of interest income of $0.5 million). Interest expense of $18.7 million in the nine months of fiscal 2018 (net of interest income of $2.2 million) was $1.9 million higher than the interest expense of $16.8 million in the nine months of fiscal 2017 (net of interest income of $1.3 million).

The increase in interest expense in both the third quarter and nine months of fiscal 2018 is primarily due to higher average debt outstanding. Our average debt outstanding was $727.1 million and $674.2 million in the third quarter and nine months of fiscal 2018, respectively, compared to $626.4 million and $629.2 million in the third quarter and nine months of fiscal 2017, respectively. The increase in our average debt was primarily to fund treasury repurchase activity as discussed in Note 12 to the Consolidated Condensed Financial Statements.

Included in interest expense are non-cash charges for deferred financing fees of $0.3 million and $1.3 million, in the third quarter and nine months of fiscal 2018, respectively, and $0.3 million and $1.0 million, in the third quarter and nine months of fiscal 2017, respectively.

Other (Income) Expense, Net

	Quarter ended December 31, 2017		Quarter ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(0.6)	(0.1)%	$(1.1)	(0.2)%	$0.5	(55.3)%

	Nine months ended December 31, 2017		Nine months ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$4.7	0.3%	$(0.4)	—%	$5.1	NM
NM = not meaningful

Other (income) expense, net in the third quarter of fiscal 2018 was income of $0.6 million compared to income of $1.1 million in the third quarter of fiscal 2017. Other (income) expense, net in the nine months of fiscal 2018 was expense of $4.7 million compared to income of $0.4 million in the nine months of fiscal 2017. Foreign currency impact resulted in a gain of $0.7 million in the third quarter of fiscal 2018, and a loss of $4.4 million in nine months of fiscal 2018, compared to foreign currency gain of $1.6 million and $1.2 million, respectively, in the comparable prior year periods.

Earnings Before Income Taxes

	Quarter ended December 31, 2017		Quarter ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$62.5	9.5%	$50.6	9.0%	$11.9	23.5%

	Nine months ended December 31, 2017		Nine months ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$178.6	9.4%	$167.6	9.6%	$11.0	6.5%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2018 increased $11.9 million, or 23.5%, compared to the third quarter of fiscal 2017 and increased $11.0 million, or 6.5%, in the nine months of fiscal 2018 compared to the nine months of fiscal 2017.

Income Tax Expense

	Quarter ended December 31, 2017		Quarter ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$88.3	13.4%	$13.5	2.4%	$74.8	NM
Effective tax rate	141.2%		26.7%		114.5%

	Nine months ended December 31, 2017		Nine months ended January 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$112.9	6.0%	$43.1	2.4%	$69.8	NM
Effective tax rate	63.2%		25.7%		37.5%
NM = not meaningful

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarters of fiscal 2018 and 2017 was based on the estimated effective tax rates applicable for the full years ending March 31, 2018 and March 31, 2017, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate, change in tax laws and the amount of our consolidated income before taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. Among the significant changes resulting from the law, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, and requires companies to pay a one-time transition tax on unrepatriated cumulative non-U.S. earnings of foreign subsidiaries and creates new taxes on certain foreign sourced earnings. In accordance with ASC 740, “Income Taxes,” we are required to record the effects of tax law changes in the period enacted. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, our blended U.S. statutory tax rate for fiscal 2018 is 31.5%.

As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. Our results for the three and nine months ended December 31, 2017, contain estimates of the impact of the Tax Act as permitted by Staff Accounting Bulletin 118 “SAB 118” issued by the Securities and Exchange Commission on December 22, 2017. These amounts are considered provisional and may be affected by future guidance if and when issued.

As a result of the Tax Act, the third quarter fiscal 2018 financial statements include a provisional net tax expense of $77.3 million which is comprised of the following:

Foreign tax effects: The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $94.0 million. The estimated transition tax of $94.0 million is recorded under current income tax payable and non-current income tax payable, at $7.5 million and $86.5 million, respectively, and is payable over eight years. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize both the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was a tax benefit of $14.7 million.

Finally, we recorded a provisional tax benefit of $2.0 million related to the reduction of the fiscal 2018 federal tax rate to 31.5%.

In all cases, we may adjust these provisional amounts which could potentially affect the measurement and impact on tax expense as we refine our calculations within a reasonable period not to exceed one year from the enactment date.

The consolidated effective income tax rates were 141.2% and 26.7%, respectively, for the third quarters of fiscal 2018 and 2017 and 63.2% and 25.7%, respectively, for the nine months of fiscal 2018 and 2017. The rate increase in the third quarter and nine months of fiscal 2018 compared to the comparable prior year periods of fiscal 2017 is primarily due to the impact of the Tax Act in the third quarter of fiscal 2018, offset by the German regulatory proceedings charge of $17.0 million (with no associated tax benefit) recorded in the third quarter of fiscal 2017 and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 64% for fiscal 2018 compared to 60% for fiscal 2017. The foreign effective income tax rates for the nine months of fiscal 2018 and 2017 were 11.4% and 15.9%, respectively. The rate decrease compared to the prior year period is primarily due to the German regulatory proceedings charge of $17.0 million (with no associated tax benefit) recorded in the third quarter of fiscal 2017 and changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report.

Liquidity and Capital Resources

Operating activities provided cash of $129.9 million in the nine months of fiscal 2018 compared to $166.7 million in the comparable period of fiscal 2017. In the nine months of fiscal 2018, cash provided by operating activities was primarily from net earnings of $65.7 million, depreciation and amortization of $40.3 million, stock-based compensation of $14.8 million, deferred taxes benefit of $7.2 million, non-cash interest of $1.3 million and provision for doubtful accounts of $0.8 million. Cash provided by earnings as adjusted for non-cash items was improved by an increase of $89.2 million in long term liabilities primarily due to the one-time transition tax liability the Tax Act and was partially offset by the increase in primary working capital of $42.0 million, net of currency translation changes, and a decrease in accrued expenses of $30.5 million, comprising primarily of legal proceedings related payments, payroll related expenses and income taxes.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $689.6 million (yielding a primary working capital percentage of 26.2%) at December 31, 2017, $624.8 million (yielding a primary working capital percentage of 24.9%) at March 31, 2017 and $611.6 million at January 1, 2017 (yielding a primary working capital percentage of 27.1%). The primary working capital percentage of 26.2% at December 31, 2017 is 130 basis points higher than that for March 31, 2017, and is 90 basis points lower than that for the prior year period. Primary working capital percentage increased during the nine months of fiscal 2018 largely due to higher inventory levels. The reason for the increase in inventory is due to rising lead costs, a longer supply chain on selective products and to meet rising fourth quarter demand.

Primary working capital and primary working capital percentages at December 31, 2017, March 31, 2017 and January 1, 2017 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
December 31, 2017	$494.9	$422.0	$(227.3)	$689.6	$2,635.7	26.2%
March 31, 2017	486.6	360.7	(222.5)	624.8	2,507.2	24.9
January 1, 2017	444.3	370.2	(202.9)	611.6	2,254.8	27.1

Investing activities used cash of $45.7 million in the nine months of fiscal 2018 and primarily consisted of capital expenditures of $43.1 million, and a $3.0 million acquisition.

Investing activities used cash of $47.8 million in the nine months of fiscal 2017 and primarily consisted of capital expenditures of $36.0 million, and acquisitions of $12.4 million.

Financing activities used cash of $51.5 million in the nine months of fiscal 2018. During the second quarter of fiscal 2018, we entered into a 2017 Credit Facility. During the nine months of fiscal 2018, we borrowed $356.8 million under the 2017 Revolver and $150.0 million under the 2018 Term loan. Repayments on the 2017 Revolver during the nine months of fiscal 2018 were $111.5 million. Borrowings and repayments on the 2011 Revolver during the nine months of fiscal 2018 were $147.1 million and $312.1 million, respectively, and repayment of the 2011 Term loan was $127.5 million. On August 4, 2017, the outstanding balance on the 2011 Revolver and the 2011 Term Loan of $240.0 million and $123.0 million, respectively, was repaid utilizing the proceeds from the 2017 Credit Facility. We also paid $100.0 million under the ASR agreement, which was settled on January 9, 2018. Treasury stock open market purchases were $21.2 million, payment of cash dividends to our stockholders were $22.3 million, payment of taxes related to net share settlement of equity awards were $7.5 million and debt issuance costs were $2.7 million. Net repayments on short-term debt were $1.4 million and proceeds from stock options were $0.8 million.

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

Currency translation had a positive impact of $38.3 million on our cash balance in the nine months of fiscal 2018 compared to a negative impact of $25.4 million in the nine months of fiscal 2017. During the nine months of fiscal 2018, principal currencies in which we do business such as the Euro, Swiss franc, British pound, Polish zloty, Chinese renminbi and Mexican peso strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $71.0 million to $571.3 million, in the nine months of fiscal 2018 compared to an increase by $69.8 million to $467.1 million, in the comparable period of fiscal 2017.

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

We are in compliance with all covenants and conditions under our credit agreement and our 5.00% Senior Notes due 2023. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2017 Annual Report and Note 9 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2017 Annual Report for the year ended March 31, 2017. As of December 31, 2017, we entered into the new 2017 Credit Facility, comprising a $600 million senior secured revolving credit facility (“2017 Revolver”) and a $150 million senior secured term loan (“2017 Term Loan”) with a maturity date of September 30, 2022. We repaid all outstanding balances on our 2011 Credit Facility as of August 4, 2017.

As of December 31, 2017, principal and interest payments due under the 2017 Credit Facility are as follows: $5.4 million in fiscal 2018, $14.6 million in fiscal 2019, $20.1 million in fiscal 2020, $23.5 million in fiscal 2021, $25.1 million in fiscal 2022 and $398.9 million in fiscal 2023.

As of December 31, 2017, the estimated transition tax of $94.0 million which is recorded under current income tax payable and non-current income tax payable, at $7.5 million and $86.5 million, respectively, is payable over eight years. The payment schedule is as follows:

$7.5 million payable in the first five years, beginning fiscal 2019 through fiscal 2024, $14.1 million in fiscal 2025, $18.9 in fiscal 2026 and the final payment of $23.5 million in fiscal 2027.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

Our cash flows and earnings are subject to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at December 31, 2017 are $1.1 million (pre-tax). Those contracts that result in an asset position at December 31, 2017 are $0.9 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $4.1 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
December 31, 2017	$60.8	54.0	$1.13	9%
March 31, 2017	46.6	45.0	1.03	8
January 1, 2017	34.4	34.5	1.00	8
(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 100% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at December 31, 2017, lead purchased by December 31, 2017 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $18 million and $52 million, respectively, in the third quarter and nine months of fiscal 2018.

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

Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. We also selectively hedge anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with Topic 815 - Derivatives and Hedging.

At December 31, 2017 and January 1, 2017, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $2.8 million and $3.6 million, respectively.

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
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2017 Annual Report for the year ended March 31, 2017 which could materially affect our business, financial condition or future results, and the following:

Future changes in U.S. tax law could adversely affect us or our affiliates.

On December 22, 2017, the U.S. President signed into law a sweeping tax reform bill known as the “Tax Cuts and Jobs Act” (“Tax Act”). The effects of the Tax Act are not yet entirely clear and will depend on, among other things, additional regulatory and administrative guidance, as well as any statutory technical corrections that are subsequently enacted. While the Tax Act reduces the statutory U.S. federal income tax rate generally applicable to U.S. corporations, the Tax Act could nevertheless have a significant adverse effect on the U.S. federal income taxation of our and our subsidiaries’ operations, including by limiting or eliminating various deductions or credits (including interest expense deductions and deductions relating to employee compensation), imposing taxes with respect to certain accumulated earnings of non-U.S. entities on a current basis, changing the timing of the recognition of income or its character and imposing additional corporate taxes under certain circumstances to combat perceived base erosion issues, among other changes.

The Tax Act, or any related, similar or amended legislation or other changes in U.S. federal income tax laws, could adversely affect the U.S. federal income taxation of our and our affiliates’ ongoing operations and may also adversely affect the integration efforts relating to, and potential synergies from, past strategic transactions. Any such changes and related consequences could have a material adverse impact on our financial results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2) (3)
October 2 – October 29, 2017	179	$68.41	—	$24,738,883
October 30 – November 26, 2017	1,851	67.14	—	24,738,883
November 27 – December 31, 2017	—	—	—	24,738,883
Total	2,030	$67.25	—

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2010 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. These amounted to 2,030 shares, repurchased at an average price of $67.25.

(2)
On August 24, 2017, the Company prepaid $100 million, pursuant to an ASR agreement with a major financial institution, and received on August 29, 2017, an initial delivery of 1,278,976 shares. No shares were received pursuant to the ASR during the current quarter. On January 9, 2018, the ASR was settled, and the Company received an additional 216,738 shares.

(3)
On November 8, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date. The authorization is in addition to the existing stock repurchase programs.

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
Date: February 7, 2018