Form 10-K
period 2018-03-31
EnerSys
filed 2018-05-30
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2018 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 001-32253
 ENERSYS

(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO
State the aggregate market value of the voting and non-voting common equity held by non-affiliates at October 1, 2017: $2,901,470,255 (1) (based upon its closing transaction price on the New York Stock Exchange on September 29, 2017).

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 25, 2018:                          42,112,206 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about August 2, 2018 are incorporated by reference in Part III of this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys. EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in EnerSys' filings with the Securities and Exchange Commission (“SEC”) and its reports to stockholders. Generally, the inclusion of the words “anticipate,” “believe,” “expect,” “future,” “intend,” “estimate,” “will,” “plans,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management, and are applicable only as of the dates of such statements.

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
For the Fiscal Year Ended March 31, 2018

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

•
Motive power products are used to provide power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications, as well as mining equipment, diesel locomotive starting and other rail equipment.

Additionally, see Note 22 to the Consolidated Financial Statements for information on segment reporting.

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2018”, which refers to our fiscal year ended March 31, 2018. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2018 ended on July 2, 2017, October 1, 2017, December 31, 2017, and March 31, 2018, respectively. The four quarters in fiscal 2017 ended on July 3, 2016, October 2, 2016, January 1, 2017, and March 31, 2017, respectively.

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

During fiscal years 2003 through 2018, we made twenty-eight acquisitions around the globe. In fiscal 2016, we completed the acquisition of ICS Industries Pty. Ltd. (ICS), headquartered in Melbourne, Australia. ICS is a leading full line shelter designer and manufacturer with installation and maintenance services serving the telecommunications, utilities, datacenter, natural resources and transport industries operating in Australia and serving customers in the Asia Pacific region.

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

Americas

We believe that we have the largest market share in the Americas industrial battery market. We compete principally with East Penn Manufacturing, Exide Technologies and New Power in both the reserve and motive products markets; and also C&D Technologies Inc., EaglePicher (GTCR Group), NorthStar Battery, SAFT as well as Chinese producers in the reserve products market.

EMEA

We believe that we have the largest market share in the European industrial battery market. Our primary competitors are Exide Technologies, FIAMM, Hoppecke, SAFT as well as Chinese producers in the reserve products market; and Exide Technologies, Eternity, Hoppecke, Midac, Sunlight and TAB in the motive products market.

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

Product and Process Development

Our product and process development efforts are focused on the creation of new stored energy products, and integrated power systems and controls. We allocate our resources to the following key areas:

•	the design and development of new products;

•	optimizing and expanding our existing product offering;

•	waste and scrap reduction;

•	production efficiency and utilization;

•	capacity expansion without additional facilities; and

•	quality attribute maximization.

Employees

At March 31, 2018, we had approximately 9,600 employees. Of these employees, approximately 27% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that did not exceed twelve months were approximately 6% of the total workforce. The average term of these agreements is two years, with the longest term being three years. We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2018.

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

Sumter, South Carolina

We currently are responsible for certain environmental obligations at our former battery facility in Sumter, South Carolina, that predate our ownership of this facility. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. We have a reserve of $1.1 million for this facility as of March 31, 2018. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.

Environmental and safety certifications

Twenty of our facilities in the Americas, EMEA and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Eight facilities in EMEA and Asia are certified to OHSAS 18001 standards. OHSAS 18001 is a globally recognized occupational health and safety management systems standard.

Quality Systems

We utilize a global strategy for quality management systems, policies and procedures, the basis of which is the ISO 9001:2015 standard, which is a worldwide recognized quality standard. We believe in the principles of this standard and reinforce this by requiring mandatory compliance for all manufacturing, sales and service locations globally that are registered to the ISO 9001 standard. This strategy enables us to provide consistent quality products and services to meet our customers’ needs.

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

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. For example, certain of the Company’s European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $2.0 million, which was paid in March 2016. In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14.8 million, which was paid in July 2017. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business. The Company is appealing this decision, including payment of the proposed fine of $11.4 million. In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11.2 million, which was paid in August 2017. As of March 31, 2018, the Company had a total reserve balance of $2.3 million in connection with these investigations and related legal matters. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain and could be materially adverse to our business. (See Note 18 to the Consolidated Financial Statement).

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

We depend on third parties, including suppliers, distributors, lead toll operators, freight forwarders, insurance brokers, commodity brokers, major financial institutions and other third party service providers, for key aspects of our business, including the provision of derivative contracts to manage risks of (a) commodity cost volatility, (b) foreign currency exposures and (c) interest rate volatility. Failure of these third parties to meet their contractual, regulatory and other obligations to the Company, or the development of factors that materially disrupt our relationships with these third parties, could expose us to the risks of business disruption, higher commodity and interest costs, unfavorable foreign currency rates and higher expenses, which could have a material adverse effect on our business.

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

We currently have significant manufacturing and/or distribution facilities outside of the United States, in Argentina, Australia, Belgium, Brazil, Bulgaria, Canada, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, the People’s Republic of China (“PRC”), Poland, Spain, Switzerland, Tunisia and the United Kingdom. Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability or uncertainty. This includes, for example, the uncertainty related to the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”). Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others. Our business could be negatively impacted by adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products. Operating in different regions and countries exposes us to a number of risks, including:

•	multiple and potentially conflicting laws, regulations and policies that are subject to change;

•	imposition of currency restrictions, restrictions on repatriation of earnings or other restraints imposition of burdensome tariffs or quotas;

•	changes in trade agreements;

•	imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;

•	war or terrorist acts; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

The occurrence of one or more of these events may negatively impact our business, results of operations and financial condition.

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

As of March 31, 2018, we had $598.0 million of total consolidated debt (including capital lease obligations). This level of debt could:

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

During fiscal 2018, we announced the declaration of a quarterly cash dividend of $0.175 per share of common stock for quarters ended July 2, 2017, October 1, 2017, December 31, 2017 and March 31, 2018. On May 16, 2018, we announced a fiscal 2019 first quarter cash dividend of $0.175 per share of common stock. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of existing and future indebtedness and credit facilities, and other factors that the Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on our share price.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

Our board of directors has authorized a share repurchase program of up to $100 million of our common stock. Although our board of directors has authorized this share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash reserves.

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

We may have exposure to greater than anticipated tax liabilities.

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property and the valuations of our intercompany transactions. We may also be subject to additional indirect or non-income taxes. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from multi-national companies, like us. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows. Although we believe that our provision for income taxes is reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the third quarter and full year of fiscal 2018. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously provided in the U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

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

Americas: Sylmar, California; Longmont, Colorado; Tampa, Florida; Hays, Kansas; Richmond, Kentucky; Warrensburg, Missouri; Horsham, Pennsylvania; Sumter, South Carolina; Ooltewah, Tennessee and Spokane, Washington in the United States; Monterrey and Tijuana in Mexico; Buenos Aires, Argentina and São Paulo, in Brazil.

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

Quarter Ended	High Price	Low Price	Closing Price	Dividends Declared
March 31, 2018	$76.73	$62.85	$69.37	$0.175
December 31, 2017	71.37	65.47	69.63	0.175
October 1, 2017	74.75	61.33	69.17	0.175
July 2, 2017	84.74	71.75	72.45	0.175

March 31, 2017	$81.63	$73.98	$78.94	$0.175
January 1, 2017	83.70	63.10	78.10	0.175
October 2, 2016	73.12	58.35	69.19	0.175
July 3, 2016	67.94	52.37	60.66	0.175

Holders of Record

As of May 25, 2018, there were approximately 366 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2018, we did not issue any unregistered securities.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)(2)
January 1, 2018 - January 28, 2018	216,738	$92.28	216,738	$100,000,000
January 29, 2018 - February 25, 2018	4,279	71.22	—	100,000,000
February 26, 2018 - March 31, 2018	—	—	—	100,000,000
Total	221,017	$91.87	216,738

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. These amounted to 4,279 shares, repurchased at an average price of $71.22.

(2)
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

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group (duly updated for changes) on March 31, 2013.

Comparison Of Five Year Cumulative Total Return*
For Year Ended March 31, 2018
Among EnerSys, the NYSE Composite Index, and SIC Code 369

$250
$200
$150
$100
$50
$0
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
EnerSys
NYSE Composite
SIC Code 369

*$100 invested on March 31, 2013 in stock or index, including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended March 31,
	2018	2017	2016	2015	2014
	(In thousands, except share and per share data)
Consolidated Statements of Income:
Net sales	$2,581,891	$2,367,149	$2,316,249	$2,505,512	$2,474,433
Cost of goods sold	1,921,494	1,714,367	1,704,472	1,864,601	1,844,813
Inventory adjustment relating to exit activities	3,457	2,157	—	—	—
Gross profit	656,940	650,625	611,777	640,911	629,620
Operating expenses	382,077	369,863	352,767	358,381	344,421
Restructuring and other exit charges	5,481	7,160	12,978	11,436	27,326
Impairment of goodwill	—	12,216	31,411	20,371	5,179
Impairment of indefinite-lived intangibles and fixed assets	—	1,800	4,841	3,575	—
Legal proceedings charge / (reversal of legal accrual, net of fees)	—	23,725	3,201	(16,233)	58,184
Gain on sale of facility	—	—	(3,420)	—	—
Operating earnings	269,382	235,861	209,999	263,381	194,510
Interest expense	25,001	22,197	22,343	19,644	17,105
Other (income) expense, net	6,055	969	5,719	(5,602)	13,658
Earnings before income taxes	238,326	212,695	181,937	249,339	163,747
Income tax expense	118,493	54,472	50,113	67,814	16,980
Net earnings	119,833	158,223	131,824	181,525	146,767
Net earnings (losses) attributable to noncontrolling interests	239	(1,991)	(4,326)	337	(3,561)
Net earnings attributable to EnerSys stockholders	$119,594	$160,214	$136,150	$181,188	$150,328
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.81	$3.69	$3.08	$3.97	$3.17
Diluted	$2.77	$3.64	$2.99	$3.77	$3.02
Weighted-average number of common shares outstanding:
Basic	42,612,036	43,389,333	44,276,713	45,606,317	47,473,690
Diluted	43,119,856	44,012,543	45,474,130	48,052,729	49,788,155

	Fiscal Year Ended March 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$211,048	$246,030	$307,571	$194,471	$193,621
Net cash used in investing activities	(72,357)	(61,833)	(80,923)	(59,616)	(232,005)
Net cash (used in) provided by financing activities	(166,888)	(62,542)	(105,729)	(59,313)	21,562
Other operating data:
Capital expenditures	69,832	50,072	55,880	63,625	61,995

	As of March 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$522,118	$500,329	$397,307	$268,921	$240,103
Working capital	1,048,057	951,484	845,068	769,881	719,297
Total assets	2,486,925	2,293,029	2,214,488	2,136,555	2,318,959
Total debt, including capital leases, excluding discount on the Convertible Notes (1)	598,020	606,133	628,631	513,213	319,401
Total EnerSys stockholders’ equity	1,195,675	1,103,456	1,013,131	1,038,900	1,246,402
(1) Convertible Notes as defined under Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2018, 2017 and 2016, should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

EnerSys’ management uses the non-GAAP measures, EBITDA and adjusted EBITDA, in its computation of compliance with loan covenants. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP for interest, taxes, depreciation and amortization, and certain charges or credits as permitted by our credit agreements, that were recorded during the periods presented.

EnerSys’ management uses the non-GAAP measures, "primary working capital" and "primary working capital percentage" (see definition in “Liquidity and Capital Resources” below) along with capital expenditures, in its evaluation of business segment cash flow and financial position performance.

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

•
Motive power products are used to provide power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications, as well as mining equipment, diesel locomotive starting and other rail equipment.

Current Market Conditions

Economic Climate

Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. North America and EMEA are experiencing moderate economic growth. Our Asia region continues to grow faster than any other region in which we do business.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As the global economic climate changes, we anticipate that our commodity costs and foreign currency exposures may continue to fluctuate as they have in the past several years. Over the past year, on a consolidated basis, we have experienced rising commodity costs and a weaker U.S. dollar.

Customer Pricing

Our selling prices rose during the past year to offset the rising cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During fiscal 2018, we increased our selling prices in response to increased commodity costs.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $522 million of available cash and cash equivalents and available and undrawn credit lines of approximately $613 million at March 31, 2018 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

In the second quarter of fiscal 2018, we entered into a new credit facility (“2017 Credit Facility”) that comprised a $600 million senior secured revolving credit facility (“2017 Revolver”) and a $150 million senior secured term loan (“2017 Term Loan”) with a maturity date of September 30, 2022. We repaid our then existing facility (“2011 Credit Facility”), which comprised a $500 million senior secured revolving credit facility (“2011 Revolver”) and a $150 million senior secured incremental term loan (the “2011 Term Loan”) with the proceeds of the new facility. We believe that the 2017 Credit Facility, which is committed through September 2022 as long as we comply with its covenants and conditions, provides us with sufficient liquidity to fund acquisitions and stock repurchase programs.

Current market conditions related to our liquidity and capital resources are favorable. We believe current conditions remain favorable for the Company to have continued positive cash flow from operations that, along with available cash and cash equivalents and our undrawn lines of credit, will be sufficient to fund our capital expenditures, acquisitions and other investments for growth.

In fiscal 2016, we issued $300 million of 5.00% Senior Notes due 2023 (the “Notes”), the net proceeds used primarily to fund the payment of principal and accreted interest outstanding on the senior 3.375% convertible notes due 2038 (the “Convertible Notes”) that were settled in fiscal 2016.

Subsequent to the extinguishment of the Convertible Notes and the repayment of the 2011 Credit Facility, other than the Notes and the 2017 Credit Facility, we have no other significant amount of long-term debt maturing in the near future.

In fiscal 2018, we repurchased $121 million of our common stock through an accelerated share repurchase program (“ASR”) with a major financial institution and through open market purchases. Share repurchases and a decline in our share price helped offset the dilutive impact of stock awards. There were no repurchases of common stock in fiscal 2017.

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

During fiscal 2016, we announced restructuring programs related to improving operational efficiencies in EMEA and the Americas. These actions were completed in fiscal 2017, resulting in the reduction of approximately 240 employees and the closure of our Cleveland, Ohio, U.S.A., manufacturing facility. Approximately $3.0 million pre-tax savings have been reflected in the fiscal 2016 results, and an additional pre-tax savings of approximately $6.0 million have been reflected in the fiscal 2017 results. Fiscal 2018 results included an additional pre-tax savings of approximately $1.3 million.

During fiscal 2017, we announced restructuring programs to improve efficiencies related to our motive power production in EMEA. These actions resulted in the reduction of approximately 45 employees. Approximately $3.5 million pre-tax savings have been reflected in our fiscal 2018 results.

During fiscal 2018, we announced a restructuring program to improve efficiencies of our general operations in the Americas. This action resulted in the reduction of approximately 100 employees and $2.2 million of pre-tax savings in our fiscal 2018 results.

In January 2017, we started our Operational Excellence program, referred to as the EnerSys Operating System, or EOS. Currently, EOS engages over 2,700 employees world-wide who impact approximately $700 million in cost of production. EOS serves as our Continuous Improvement engine. During fiscal 2018, we were able to fund our investment in new product development and digital core with savings of nearly $25 million, which included the aforementioned $7.0 million savings in fiscal 2018 from restructuring programs. We remain on pace with our global deployment of EOS, and constantly evaluate the return on investment to ensure we achieve our targeted 200 basis point improvement by end of fiscal 2021.

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

The future cash flows used under the DCF method are derived from estimates of future revenues, operating income, working capital requirements and capital expenditures, which in turn reflect specific global, industry and market conditions. The discount rate developed for each of the reporting units is based on data and factors relevant to the economies in which the business operates and other risks associated with those cash flows, including the potential variability in the amount and timing of the cash flows. A terminal growth rate is applied to the final year of the projected period and reflects our estimate of stable growth to perpetuity. We then calculate the present value of the respective cash flows for each reporting unit to arrive at the fair value using the income approach and then determine the appropriate weighting between the fair value estimated using the income approach and the fair value estimated using the market approach. Finally, we compare the estimated fair value of each reporting unit to its respective carrying value in order to determine if the goodwill assigned to each reporting unit is potentially impaired. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”, which eliminated Step 2 from the goodwill impairment test. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company was able to early adopt ASU 2017-04 in fiscal 2017 and eliminated Step 2 from the goodwill impairment test conducted in fiscal 2017.
Significant assumptions used include management’s estimates of future growth rates, the amount and timing of future operating cash flows, capital expenditures, discount rates, as well as market and industry conditions and relevant comparable company multiples for the market approach. Assumptions utilized are highly judgmental, especially given the role technology plays in driving the demand for products in the telecommunications and aerospace markets.

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

Results of Operations—Fiscal 2018 Compared to Fiscal 2017

The following table presents summary Consolidated Statement of Income data for fiscal year ended March 31, 2018, compared to fiscal year ended March 31, 2017:

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,581.8	100.0%	$2,367.1	100.0%	$214.7	9.1%
Cost of goods sold	1,921.5	74.5	1,714.4	72.4	207.1	12.1
Inventory adjustment relating to exit activities - See Note 19	3.4	0.1	2.1	0.1	1.3	60.3
Gross profit	656.9	25.4	650.6	27.5	6.3	1.0
Operating expenses	382.1	14.8	369.9	15.6	12.2	3.3
Restructuring and other exit charges	5.5	0.2	7.1	0.3	(1.6)	(23.5)
Impairment of goodwill	—	—	12.2	0.5	(12.2)	NM
Impairment of indefinite-lived intangibles	—	—	1.8	0.1	(1.8)	NM
Legal proceedings charge	—	—	23.7	1.0	(23.7)	NM
Operating earnings	269.3	10.4	235.9	10.0	33.4	14.2
Interest expense	25.0	1.0	22.2	1.0	2.8	12.6
Other (income) expense, net	6.0	0.2	1.0	—	5.0	NM
Earnings before income taxes	238.3	9.2	212.7	9.0	25.6	12.1
Income tax expense	118.5	4.6	54.5	2.3	64.0	NM
Net earnings	119.8	4.6	158.2	6.7	(38.4)	(24.3)
Net earnings (losses) attributable to noncontrolling interests	0.2	—	(2.0)	(0.1)	2.2	NM
Net earnings attributable to EnerSys stockholders	$119.6	4.6%	$160.2	6.8%	$(40.6)	(25.4)%
 NM = not meaningful

Overview

Our sales in fiscal 2018 were $2.6 billion, a 9% increase from prior year's sales. This increase was the result of a 4% increase in pricing, a 3% increase in organic volume and a 2% increase in foreign currency translation impact.

A discussion of specific fiscal 2018 versus fiscal 2017 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Segment sales

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Americas	$1,429.8	55.4%	$1,332.3	56.3%	$97.5	7.3%
EMEA	849.5	32.9	763.1	32.2	86.4	11.3
Asia	302.5	11.7	271.7	11.5	30.8	11.3
Total net sales	$2,581.8	100.0%	$2,367.1	100.0%	$214.7	9.1%

The Americas segment’s net sales increased by $97.5 million or 7.3% in fiscal 2018, as compared to fiscal 2017, primarily due to a 4% increase in organic volume and a 3% increase in pricing.

The EMEA segment’s net sales increased by $86.4 million or 11.3% in fiscal 2018, as compared to fiscal 2017, primarily due to a 7% increase in currency translation impact and a 5% increase in pricing, partially offset by a 1% decrease in organic volume.

The Asia segment’s net sales increased by $30.8 million or 11.3% in fiscal 2018, as compared to fiscal 2017, primarily due to a 5% increase in organic volume, a 4% increase in pricing and a 2% increase in currency translation impact.

Product line sales

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$1,247.9	48.3%	$1,142.2	48.3%	$105.7	9.2%
Motive power	1,333.9	51.7	1,224.9	51.7	109.0	8.9
Total net sales	$2,581.8	100.0%	$2,367.1	100.0%	$214.7	9.1%

Sales in our reserve power products increased in fiscal 2018 by $105.7 million or 9.2% compared to the prior year, primarily due to a 4% increase in pricing, a 3% increase in organic volume and a 2% increase in currency translation impact.

Sales in our motive power products increased in fiscal 2018 by $109.0 million or 8.9% compared to the prior year, primarily due to a 4% increase in pricing, a 3% increase in currency translation impact and a 2% increase in organic volume.

Gross Profit

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$656.9	25.4%	$650.6	27.5%	$6.3	1.0%

Gross profit increased $6.3 million or 1.0% in fiscal 2018 compared to fiscal 2017. Gross profit, as a percentage of net sales, decreased 210 basis points in fiscal 2018 compared to fiscal 2017. The decrease in the gross profit margin is primarily due to an increase in commodity costs of approximately $125 million, partially offset by increases in organic volume, cost savings and pricing.

Operating Items

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$382.1	14.8%	$369.9	15.6%	$12.2	3.3%
Restructuring and other exit charges	5.5	0.2	7.1	0.3	(1.6)	(23.5)
Impairment of goodwill	—	—	12.2	0.5	(12.2)	NM
Impairment of indefinite-lived intangibles	—	—	1.8	0.1	(1.8)	NM
Legal proceedings charge	—	—	23.7	1.0	(23.7)	NM
NM = not meaningful

Operating Expenses

Operating expenses increased $12.2 million or 3.3% in fiscal 2018 from fiscal 2017 but decreased as a percentage of net sales by 80 basis points. The impact of foreign currency translation resulted in an increase of $6.1 million. Excluding this impact of the foreign currency translation, the increase in dollars was primarily due to our investment relating to the development of our digital core and new products, which were partially offset by our cost saving initiatives.

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

Selling expenses, our main component of operating expenses, were 51.5% in fiscal 2018, compared to 53.9% in fiscal 2017.

Restructuring and other exit charges

Included in our fiscal 2018 operating results is a $5.5 million charge of restructuring and other exit charges, comprising $1.3 million in Americas, $4.0 million in EMEA and $0.2 million in Asia. The charges in the Americas primarily relate to improving efficiencies of our general operations, while charges in EMEA relate to restructuring programs to improve efficiencies in our manufacturing, supply chain and general operations. In addition, cost of goods sold also include a $3.4 million of inventory write-off relating to the closing of our Cleveland, Ohio charger manufacturing facility.

Included in our fiscal 2017 operating results is a $7.1 million charge consisting of restructuring and other exit charges, comprising primarily of $5.5 million in EMEA, $0.9 million in Americas and $0.7 million in Asia. Of the restructuring and other exit charges in EMEA of $5.5 million, $4.3 million of restructuring charges related primarily to European manufacturing operations and $1.2 million of other exit charges related to our joint venture in South Africa. In addition, cost of goods sold also includes a $2.1 million inventory adjustment charge relating to the South Africa joint venture, discussed below.

Fiscal 2017 - South Africa exit activities

During fiscal 2017, the Company recorded exit charges of $3.3 million related to the South Africa joint venture, consisting of cash charges of $2.6 million primarily relating to severance and non-cash charges of $0.7 million. Included in the non-cash charges is a $2.1 million charge relating to the inventory adjustment which was reported in cost of goods sold, partially offset by a credit of $1.1 million relating to a change in estimate of contract losses and a $0.3 million gain on deconsolidation of the joint venture. Weakening of the general economic environment in South Africa, reflecting the limited growth in the mining industry, affected the joint venture’s ability to compete effectively in the marketplace and consequently, the Company initiated an exit plan in consultation with its joint venture partner in the second quarter of fiscal 2017. The joint venture is currently under liquidation resulting in a loss of control and deconsolidation of the joint venture. The impact of the deconsolidation has been reflected in the Consolidated Statements of Income.

Fiscal 2017 - Impairment of goodwill and indefinite-lived intangibles

In the fourth quarter of fiscal 2017, we conducted step one of the annual goodwill impairment test which indicated that the fair values of two of our reporting units - Purcell US in the Americas and Purcell EMEA in EMEA operating segment, were less than their respective carrying values. Based on the guidance in ASU 2017-04, which we early adopted, we recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value.

We recorded a non-cash charge of $8.6 million and $3.6 million, related to goodwill impairment in the Americas and EMEA operating segments, respectively, and $0.7 million and $1.1 million, related to impairment of indefinite-lived trademarks in the Americas and EMEA operating segments, respectively, in the Consolidated Statements of Income.

Purcell was acquired in fiscal 2014 during the height of the 4G telecom build-out. After performing to expectations for the first few quarters, its revenue declined as telecom spending in the U.S. curtailed sharply. In fiscal 2016, lower estimated projected revenue and profitability in the near term caused by reduced levels of capital spending by major customers in the telecommunications industry was a key factor contributing to the impairment charges recorded in that year. In fiscal 2017, we transferred the European operations of Purcell to its EMEA operating segment, consistent with our geographical management approach. In the U.S., Purcell received significant orders, but at lower margins, resulting in an impairment in 2017. In Europe, Purcell's sales forecasts were reduced as a result of low telecom spending and accordingly recorded an impairment charge as well.

Fiscal 2017 - Legal proceedings charge

Certain of our European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. We settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $2.0 million, which was paid in March 2016.

As of March 31, 2018 and March 31, 2017, the Company had a reserve balance of $2.3 million and $1.8 million, respectively, relating to certain ancillary matters associated with the Belgian regulatory proceeding. The change in the reserve balance between March 31, 2018 and March 31, 2017 was due to foreign currency translation impact.

As of January 1, 2017, we had estimated an aggregate range of possible loss associated with the German regulatory proceeding of $17.0 million to $26.0 million and reserved $17.0 million. Based on the continued evolution of facts and our interactions with the German competition authority in regard to this matter, we further refined our estimate for a portion of this proceeding to be $13.5 million as of March 31, 2017. The Company settled a portion of the proceeding relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14.8 million, which was paid in July 2017. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business, which constitutes the remaining portion of the previously disclosed German proceeding. The Company is appealing this decision, including payment of the proposed fine of $12.3 million, and believes that the reserve power matter does not, based on current facts and circumstances known to management, require an accrual. The Company is not required to escrow any portion of this fine during the appeal process. As of March 31, 2018 and March 31, 2017, the Company had a reserve balance of $0 and $13.5 million, respectively, relating to this matter.

For the Dutch regulatory proceeding, we reserved $10.2 million as of March 31, 2017. In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11.2 million, which was paid in August 2017. As of March 31, 2018 and March 31, 2017, the Company had a reserve balance of $0 and $10.2 million, respectively, relating to the Dutch regulatory proceeding.

As of March 31, 2018 and March 31, 2017, we had a total reserve balance of $2.3 million and $25.6 million, respectively, in connection with these remaining investigations and other related legal matters, included in Accrued Expenses on the Consolidated Balance Sheets. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Americas	$189.0	13.2%	$191.5	14.4%	$(2.5)	(1.3)%
EMEA	76.6	9.0	76.2	10.0	0.4	0.3
Asia	12.6	4.2	15.1	5.5	(2.5)	(15.7)
Subtotal	278.2	10.8	282.8	12.0	(4.6)	(1.6)
Inventory adjustment relating to exit activities - Americas	(3.4)	(0.2)	—	—	(3.4)	NM
Restructuring charges - Americas	(1.3)	(0.1)	(0.9)	(0.1)	(0.4)	39.7
Inventory adjustment relating to exit activities - EMEA	—	—	(2.1)	(0.3)	2.1	NM
Restructuring and other exit charges - EMEA	(4.0)	(0.5)	(5.5)	(0.7)	1.5	(26.7)
Restructuring charges - Asia	(0.2)	(0.1)	(0.7)	(0.3)	0.5	(72.9)
Impairment of goodwill and indefinite-lived intangibles - Americas	—	—	(9.3)	(0.7)	9.3	NM
Impairment of goodwill and indefinite-lived intangibles - EMEA	—	—	(4.7)	(0.6)	4.7	NM
Legal proceedings charge - EMEA	—	—	(23.7)	(3.1)	23.7	NM
Total operating earnings	$269.3	10.4%	$235.9	10.0%	$33.4	14.2%
  NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased $33.4 million or 14.2% in fiscal 2018, compared to fiscal 2017. Operating earnings, as a percentage of net sales, increased 40 basis points in fiscal 2018, compared to fiscal 2017. Excluding the impact of highlighted items, operating earnings in fiscal 2018 decreased 120 basis points primarily due to an increase in lead cost partially offset by price recoveries and cost saving initiatives.

The Americas segment’s operating earnings, excluding the highlighted items discussed above, decreased $2.5 million or 1.3% in fiscal 2018 compared to fiscal 2017, with the operating margin decreasing 120 basis points to 13.2%. This decrease is primarily due to higher commodity costs partially offset by price recoveries and cost saving initiatives. Excluding the impact of the $6.3 million write-off of previously capitalized costs relating to the ERP system implementation during fiscal 2017, operating earnings of fiscal 2018 decreased by 170 basis points compared to the prior year period.

The EMEA segment’s operating earnings, excluding the highlighted items discussed above, increased $0.4 million or 0.3% in fiscal 2018 compared to fiscal 2017, with the operating margin decreasing 100 basis points to 9.0%. This decrease is primarily due to an increase in lead cost, partially offset by price recoveries and cost saving initiatives.

Operating earnings in Asia, excluding the highlighted items discussed above, decreased $2.5 million or 15.7% in fiscal 2018 compared to fiscal 2017, with the operating margin decreasing by 130 basis points to 4.2%. This decrease is primarily due to higher commodity costs, partially offset by price recoveries, currency headwinds and a slowdown in telecom spending during the first half of fiscal 2018 in the PRC.

Interest Expense

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$25.0	1.0%	$22.2	1.0%	$2.8	12.6%

Interest expense of $25.0 million in fiscal 2018 (net of interest income of $3.0 million) was $2.8 million higher than the $22.2 million in fiscal 2017 (net of interest income of $2.1 million).

Our average debt outstanding was $672.8 million in fiscal 2018, compared to our average debt outstanding of $625.4 million in fiscal 2017. Our average cash interest rate incurred in fiscal 2018 was 3.7% compared to 3.3% in fiscal 2017. The increase in our average debt was primarily to fund treasury share repurchase activity.

Included in interest expense were non-cash charges related to amortization of deferred financing fees of $1.6 million in fiscal 2018 and $1.4 million in fiscal 2017.

Other (Income) Expense, Net

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$6.0	0.2%	$1.0	—%	$5.0	NM
NM = not meaningful

Other (income) expense, net was expense of $6.0 million in fiscal 2018 compared to expense of $1.0 million in fiscal 2017 primarily due to foreign currency losses of $5.5 million in fiscal 2018 compared to foreign currency gains of $0.6 million in fiscal 2017.

Earnings Before Income Taxes

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$238.3	9.2%	$212.7	9.0%	$25.6	12.1%

As a result of the factors discussed above, fiscal 2018 earnings before income taxes were $238.3 million, an increase of $25.6 million or 12.1% compared to fiscal 2017.

Income Tax Expense

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$118.5	4.6%	$54.5	2.3%	$64.0	NM
Effective tax rate	49.7%		25.6%		24.1%
NM = not meaningful

Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. Among the significant changes resulting from the law, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on unrepatriated cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”), and creates new taxes on certain foreign sourced earnings. In accordance with ASC 740, “Income Taxes”, we are required to record the effects of tax law changes in the period enacted. As a result of the rate change in the Tax Act, our blended U.S. statutory tax rate for fiscal 2018 is 31.55%.

As of March 31, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the Transition Tax. Our results for fiscal 2018 contain estimates of the impact of the Tax Act as permitted by Staff Accounting Bulletin 118 “SAB 118” issued by the Securities and Exchange Commission on December 22, 2017. These amounts are considered provisional and may be affected by future guidance if and when issued.

As a result of the Tax Act, fiscal 2018 financial statements include a provisional net tax expense of $83.4 million which is comprised of the following:

Foreign tax effects: The Transition Tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our Transition Tax liability, resulting in an increase in income tax expense of $97.5 million; an increase of $3.5 million from the amount reported in the third quarter of fiscal 2018. The estimated Transition Tax of $97.5 million is recorded under current income tax payable and non-current income tax payable, at $7.8 million and $89.7 million, respectively, and is payable over eight years. Further, the Transition Tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize both the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the Transition Tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

Deferred tax assets and liabilities: We remeasured our deferred tax assets and liabilities based on the reduced U.S. federal income tax rate of 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was a tax benefit of $14.1 million; a decrease of $0.6 million from the amount reported in the third quarter of fiscal 2018.

In all cases, we may adjust these provisional amounts which could potentially affect the measurement and impact on tax expense as we refine our calculations within a reasonable period not to exceed one year from the enactment date.

The Company’s income tax provision consists of federal, state and foreign income taxes. The effective income tax rate was 49.7% in fiscal 2018 compared to the fiscal 2017 effective income tax rate of 25.6%. The rate increase in fiscal 2018 as compared to fiscal 2017 is primarily due to the impact of the Tax Act in fiscal 2018, partially offset by a decrease due to the reversal of previously recognized deferred tax valuation allowances related to certain of the Company’s foreign subsidiaries in fiscal 2018, decreases due to non-deductible goodwill impairment charges and non-deductible legal proceedings charge relating to the European competition investigation in fiscal 2017, and a decrease due to changes in the mix of earnings among tax jurisdictions. The valuation allowances released are primarily the result of an operational restructuring approved during the fourth quarter of fiscal 2018.

The fiscal 2018 foreign effective income tax rate on foreign pre-tax income of $163.9 million was 5.2% compared to foreign pre-tax income of $132.3 million and effective income tax rate of 13.5% in fiscal 2017. For both fiscal 2018 and fiscal 2017, the difference in the foreign effective tax rate versus the U.S. statutory rate of 31.55% and 35%, respectively, is primarily attributable to lower tax rates in the foreign countries in which we operate. The rate decrease in fiscal 2018 compared to fiscal 2017 is primarily due to the reversal of previously recognized deferred tax valuation allowances related to certain of the Company’s foreign subsidiaries in fiscal 2018, decreases due to non-deductible goodwill impairment charges and non-deductible legal proceedings charge related to the European competition investigation in fiscal 2017, and changes in the mix of earnings among tax jurisdictions.

Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2018 and fiscal 2017 and is taxed at an effective income tax rate of approximately 8% and 5%, respectively.

Results of Operations—Fiscal 2017 Compared to Fiscal 2016

The following table presents summary Consolidated Statement of Income data for fiscal year ended March 31, 2017, compared to fiscal year ended March 31, 2016:

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,367.1	100.0%	$2,316.2	100.0%	$50.9	2.2%
Cost of goods sold	1,714.4	72.4	1,704.5	73.6	9.9	0.6
Inventory adjustment relating to exit activities - See Note 19	2.1	0.1	—	—	2.1	NM
Gross profit	650.6	27.5	611.7	26.4	38.9	6.4
Operating expenses	369.9	15.6	352.7	15.2	17.2	4.8
Restructuring and other exit charges	7.1	0.3	12.9	0.5	(5.8)	(44.8)
Impairment of goodwill	12.2	0.5	31.5	1.4	(19.3)	(61.1)
Impairment of indefinite-lived intangibles and fixed assets	1.8	0.1	4.8	0.2	(3.0)	(62.8)
Legal proceedings charge	23.7	1.0	3.2	0.1	20.5	NM
Gain on sale of facility	—	—	(3.4)	(0.1)	3.4	NM
Operating earnings	235.9	10.0	210.0	9.1	25.9	12.3
Interest expense	22.2	1.0	22.3	1.0	(0.1)	(0.7)
Other (income) expense, net	1.0	—	5.7	0.2	(4.7)	(83.1)
Earnings before income taxes	212.7	9.0	182.0	7.9	30.7	16.9
Income tax expense	54.5	2.3	50.1	2.2	4.4	8.7
Net earnings	158.2	6.7	131.9	5.7	26.3	20.0
Net losses attributable to noncontrolling interests	(2.0)	(0.1)	(4.3)	(0.2)	2.3	(54.0)
Net earnings attributable to EnerSys stockholders	$160.2	6.8%	$136.2	5.9%	$24.0	17.7%
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

The Americas segment’s revenue increased by $56.3 million or 4.4% in fiscal 2017, compared to fiscal 2016, primarily due a 4% increase in organic volume and a 1% increase in acquisitions, partially offset by a 1% decrease in currency translation impact.

The EMEA segment’s revenue decreased by $24.3 million or 3.1% in fiscal 2017, compared to fiscal 2016, primarily due to a 4% decrease in currency translation impact, partially offset by a 1% increase in organic volume.

The Asia segment’s revenue increased by $18.9 million or 7.5% in fiscal 2017, compared to fiscal 2016, primarily due to an increase from acquisitions, pricing and organic volume of approximately 6%, 2% and 2%, respectively, partially offset by a 2% decrease in currency translation impact.

Net sales by product line were as follows:

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$1,142.2	48.3%	$1,109.2	47.9%	$33.0	3.0%
Motive power	1,224.9	51.7	1,207.0	52.1	17.9	1.5
Total net sales	$2,367.1	100.0%	$2,316.2	100.0%	$50.9	2.2%

Sales in our reserve power product line increased in fiscal 2017 by $33.0 million or 3% compared to the prior year, primarily due to an increase from acquisitions and organic volume of approximately 3% and 2%, respectively, partially offset by a 2% decrease in currency translation impact.

Sales in our motive power product line increased in fiscal 2017 by $17.9 million or 1.5% compared to the prior year, primarily due to an increase from organic volume and pricing of approximately 2% and 1%, respectively, partially offset by a 2% decrease in currency translation impact.

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

Operating Items

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$369.9	15.6%	$352.7	15.2%	$17.2	4.8%
Restructuring and other exit charges	7.1	0.3	12.9	0.5	(5.8)	(44.8)
Impairment of goodwill	12.2	0.5	31.5	1.4	(19.3)	(61.1)
Impairment of indefinite-lived intangibles and fixed assets	1.8	0.1	4.8	0.2	(3.0)	(62.8)
Legal proceedings charge	23.7	1.0	3.2	0.1	20.5	NM
Gain on sale of facility	—	—	(3.4)	(0.1)	3.4	NM
NM = not meaningful

Operating Expenses

Operating expenses increased $17.2 million or 4.8% in fiscal 2017 from fiscal 2016. Operating expenses, excluding the effect of foreign currency translation, increased $22.2 million or 6.4% in fiscal 2017 compared to fiscal 2016. The operating expenses in fiscal 2017 included a receipt of $1.9 million of deferred purchase consideration relating to an acquisition made in fiscal 2014. The increase in operating expenses as a percentage of sales of 40 basis points in fiscal 2017 was primarily due to payroll related expenses, acquisitions and professional fees, partially offset by the aforementioned receipt of deferred purchase consideration. In fiscal 2017, we also recorded a charge of $9.4 million in operating expenses, related to the ERP system implementation in our Americas region, including a $6.3 million write-off of previously capitalized costs during the first quarter of fiscal 2017. We determined that previously capitalized costs associated with the implementation should be written off, after reassessing our software design subsequent to encountering difficulty in the roll out at our pilot location. These costs were previously included in the construction in progress balance within property, plant and equipment, net, in the Consolidated Balance Sheet.

Restructuring and other exit charges

Included in our fiscal 2017 operating results is a $7.1 million charge consisting of restructuring and other exit charges, comprised of $5.5 million in EMEA, $0.9 million in Americas and $0.7 million in Asia. Of the restructuring and exit charges in EMEA of $5.5 million, $4.3 million of restructuring charges related primarily to European manufacturing operations and $1.2 million of exit charges related to our joint venture in South Africa. In addition, cost of goods sold also included a $2.1 million inventory adjustment charge relating to the South Africa joint venture.

South Africa exit activities

During fiscal 2017, the Company recorded exit charges of $3.3 million related to the South Africa joint venture, consisting of cash charges of $2.6 million primarily relating to severance and non-cash charges of $0.7 million. Included in the non-cash charges was a $2.1 million charge relating to the inventory adjustment which was reported in cost of goods sold, partially offset by a credit of $1.1 million relating to a change in estimate of contract losses and a $0.3 million gain on deconsolidation of the joint venture. See the discussion under Results of Operations—Fiscal 2018 Compared to Fiscal 2017 - Fiscal 2017 - South Africa exit activities for more details.

Included in fiscal 2016 operating results were restructuring and other exit charges in EMEA of $9.4 million and restructuring charges of $2.1 million and $1.4 million in Americas and Asia, respectively.

Impairment of goodwill, indefinite-lived intangibles and fixed assets

In the fourth quarter of fiscal 2017, we conducted step one of the annual goodwill impairment test which indicated that the fair values of two of our reporting units - Purcell US in the Americas and Purcell EMEA in EMEA operating segment, were less than their respective carrying values. Based on the guidance in ASU 2017-04, which we early adopted, we recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value.

We recorded a non-cash charge of $8.6 million and $3.6 million, related to goodwill impairment in the Americas and EMEA operating segments, respectively, and $0.7 million and $1.1 million, related to impairment of indefinite-lived trademarks in the Americas and EMEA operating segments, respectively, in the Consolidated Statements of Income.

See the discussion under Results of Operations—Fiscal 2018 Compared to Fiscal 2017 - Fiscal 2017 - Impairment of goodwill and indefinite-lived intangibles for more details.

Legal proceedings charge / (reversal of legal accrual, net of fees)

Certain of our European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. We settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $2.0 million, which was paid in March 2016. As of March 31, 2017 and March 31, 2016, we had a reserve balance of $1.8 million and $2.0 million, respectively, relating to certain ancillary matters associated with the Belgian regulatory proceeding. The change in the reserve balance between March 31, 2017 and March 31, 2016 was solely due to foreign currency translation impact.

As of January 1, 2017, we had estimated an aggregate initial range of possible loss associated with the German regulatory proceeding of $17.0 million to $26.0 million and reserved $17.0 million with respect to the German regulatory proceeding. Based on the continued evolution of facts and our interactions with the German competition authority in regard to this matter, we further refined our estimate for a portion of this proceeding to be $13.5 million as of March 31, 2017.

For the Dutch regulatory proceeding, we reserved $10.2 million as of March 31, 2017.

See the discussion under Results of Operations—Fiscal 2018 Compared to Fiscal 2017 - Fiscal 2017 - Legal Proceedings Charge for more details on this European matter.

Included in our fiscal 2016 results was the reversal of a $0.8 million legal accrual in Americas, relating to legal fees, subsequent to the final settlement of the Altergy matter.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2017		Fiscal 2016		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Americas	$191.5	14.4%	$182.7	14.3%	$8.8	4.8%
EMEA	76.2	10.0	75.6	9.6	0.6	1.0
Asia	15.1	5.5	0.7	0.2	14.4	NM
Subtotal	282.8	12.0	259.0	11.2	23.8	9.2
Restructuring charges - Americas	(0.9)	(0.1)	(2.1)	(0.2)	1.2	(56.7)
Inventory adjustment relating to exit activities - EMEA	(2.1)	(0.3)	—	—	(2.1)	NM
Restructuring and other exit charges - EMEA	(5.5)	(0.7)	(9.4)	(1.2)	3.9	(42.2)
Restructuring charges - Asia	(0.7)	(0.3)	(1.4)	(0.6)	0.7	(45.0)
Impairment of goodwill and indefinite-lived intangibles - Americas	(9.3)	(0.7)	(33.0)	(2.6)	23.7	(71.7)
Impairment of goodwill, indefinite-lived intangibles and fixed assets - EMEA	(4.7)	(0.6)	(3.3)	(0.4)	(1.4)	43.6
Reversal of legal accrual, net of fees - Americas	—	—	0.8	0.1	(0.8)	NM
Legal proceedings charge - EMEA	(23.7)	(3.1)	(4.0)	(0.5)	(19.7)	NM
Gain on sale of facility - Asia	—	—	3.4	1.4	(3.4)	NM
Total operating earnings	$235.9	10.0%	$210.0	9.1%	$25.9	12.3%
NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Fiscal 2017 operating earnings of $235.9 million were $25.9 million higher than in fiscal 2016 and were 10.0% of sales. The 90 basis point improvement in operating margin was primarily attributable to improved mix, better manufacturing capacity utilization from higher organic volume, benefits from cost saving initiatives and lower warranty costs. Commodity costs remained relatively flat compared to the prior year but were on the rise as we exited the fiscal year. The lower restructuring and exit charges and impairment charges in fiscal 2017 were largely offset by the legal proceedings charge in EMEA. Also included in the operating earnings of fiscal 2016 was the $3.4 million gain on sale of our plant in Chaozhou, PRC, recorded in fiscal 2016.

The Americas segment’s operating earnings, excluding the highlighted items discussed above, increased $8.8 million or 4.8% in fiscal 2017 compared to fiscal 2016, with the operating margin increasing 10 basis points to 14.4%. This relatively flat operating margin in our Americas segment was primarily due to higher organic volume, improved product mix in both product lines, combined with lower manufacturing costs, negatively offset by the write-off during the first quarter fiscal 2017 of previously capitalized costs of $6.3 million related to the new ERP system.

The EMEA segment’s operating earnings, excluding the highlighted items discussed above, increased $0.6 million or 1.0% in fiscal 2017 compared to fiscal 2016, with the operating margin increasing 40 basis points to10.0%. This increase was primarily on account of improved product mix, manufacturing efficiencies and lower warranty costs combined with benefits from cost reduction programs, partially offset by currency headwinds and weak reserve power telecom market demand.

Operating earnings in Asia, excluding the highlighted items discussed above, increased $14.4 million in fiscal 2017 compared to fiscal 2016, with the operating margin increasing by 530 basis points to 5.5% was primarily due to improved product mix and results from our India operations. Our PRC operations improved as the transition from our Jiangsu to Yangzhou facilities was completed.

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

As a result of the factors discussed above, fiscal 2017 earnings before income taxes were 212.7 million, an increase of $30.7 million or 16.9% compared to fiscal 2016.

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

The Company’s income tax provision consists of federal, state and foreign income taxes. The effective income tax rate was 25.6% in fiscal 2017 compared to the fiscal 2016 effective income tax rate of 27.5%. The rate decrease in fiscal 2017 as compared to fiscal 2016 was primarily due to changes in the mix of earnings among tax jurisdictions and a decrease in non-deductible goodwill impairment charges as compared to fiscal 2016, partially offset by an increase in non-deductible legal proceedings charge relating to the European competition investigation in fiscal 2017 as compared to fiscal 2016.

The fiscal 2017 foreign effective income tax rate on foreign pre-tax income of $132.3 million was 13.5% compared to foreign pre-tax income of $117.7 million and effective income tax rate of 16.9% in fiscal 2016. For both fiscal 2017 and fiscal 2016 the difference in the foreign effective tax rate versus the U.S. statutory rate of 35% was primarily attributable to lower tax rates in the foreign countries in which we operate. The rate decrease in fiscal 2017 compared to fiscal 2016 was primarily due to changes in the mix of earnings among tax jurisdictions and a decrease in non-deductible goodwill impairment charges compared to fiscal 2016, partially offset by an increase in non-deductible legal proceedings charge relating to the European competition investigation in fiscal 2017 compared to fiscal 2016.

Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2017 and fiscal 2016 and was taxed at an effective income tax rate of approximately 5% and 7%, respectively.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2018, 2017 and 2016, were $522.1 million, $500.3 million and $397.3 million, respectively.

Cash provided by operating activities for fiscal 2018, 2017 and 2016, was $211.0 million, $246.0 million and $307.6 million, respectively.

During fiscal 2018, cash provided by operating activities was primarily from net earnings of $119.8 million, depreciation and amortization of $54.3 million, stock-based compensation of $19.5 million, non-cash charges relating to write-off of assets of $3.7 million, non-cash interest of $1.6 million and provision for doubtful accounts of $0.8 million, partially offset by deferred tax benefit of $20.3 million. Cash provided by earnings as adjusted for non-cash items was improved by an increase of $94.0 million in long term liabilities primarily due to the Transition Tax liability and was partially offset by the increase in primary working capital of $49.0 million, net of currency translation changes, and a decrease in accrued expenses of $26.6 million, comprising primarily of legal proceedings related payments, payroll related expenses and income taxes. Prepaid and other current assets, comprising of prepaid taxes, also provided an increase of $14.5 million to operating cash.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $701.6 million (yielding a primary working capital percentage of 25.7%) at March 31, 2018 and 624.8 million (yielding a primary working capital percentage of 24.9%) at March 31, 2017. The primary working capital percentage of 25.7% at March 31, 2018 is 80 basis points higher than that for March 31, 2017, and 140 basis points higher than that for March 31, 2016. Primary working capital percentage increased during fiscal 2018 largely due to higher inventory levels. The reason for the increase in inventory is partially due to rising lead costs and a longer supply chain on selective products.

Primary Working Capital and Primary Working Capital percentages at March 31, 2018, 2017 and 2016 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital (%)
		(in millions)
2018	$546.3	$414.2	$(258.9)	$701.6	$2,732.2	25.7%
2017	486.6	360.7	(222.5)	624.8	2,507.2	24.9
2016	490.8	331.0	(228.4)	593.4	2,445.9	24.3

Cash used in investing activities for fiscal 2018, 2017 and 2016 was $72.4 million, $61.8 million and $80.9 million, respectively. Capital expenditures were $69.8 million, $50.1 million and $55.9 million in fiscal 2018, 2017 and 2016, respectively. During fiscal 2018, capital spending focused primarily on continuous improvement to our equipment and facilities world-wide and the continuation of a new ERP system implementation for our Americas.
During fiscal 2018, 2017 and 2016, we had minor acquisitions resulting in a cash outflow of $3.0 million, $12.4 million and $35.4 million, respectively.

During fiscal 2018, financing activities used cash of $166.9 million. In fiscal 2018, we entered into a new 2017 Credit Facility and borrowed $379.8 million under the 2017 Revolver and $150.0 million under the 2017 Term loan. Repayments on the 2017 Revolver during fiscal 2018 were $244.3 million. Borrowings and repayments on the 2011 Revolver during fiscal 2018 were $147.1 million and $312.1 million, respectively, and repayment of the 2011 Term loan was $127.5 million. On August 4, 2017, the outstanding balance on the 2011 Revolver and the 2011 Term Loan of $240.0 million and $123.0 million, respectively, was repaid utilizing the proceeds from the 2017 Credit Facility. We also paid $100.0 million under the ASR agreement, which was settled on January 9, 2018. Treasury stock open market purchases were $21.2 million, payment of cash dividends to our stockholders were $29.7 million, payment of taxes related to net share settlement of equity awards were $7.5 million and debt issuance costs were $2.7 million. Net borrowings on short-term debt were $0.2 million and proceeds from stock options were $1.0 million.

During fiscal 2017, financing activities used cash of $62.5 million primarily due to 2011 Revolver borrowings of $262.0 million and repayments of $267.0 million, repayment of our 2011 Term Loan of $15.0 million, payment of cash dividends to our stockholders of $30.4 million, and payment of taxes related to net share settlement of equity awards of $7.4 million. Net payments on short-term debt were $4.6 million.

During fiscal 2016, financing activities used cash of $105.7 million primarily due to 2011 Revolver repayments of $360.8 million, purchase of treasury stock for $178.2 million, principal payment of $172.3 million to the Convertible Notes holders, payment of cash dividends to our stockholders of $30.9 million, repayment on 2011 Term Loan of $7.5 million and debt issuance costs of $5.0 million relating to the Notes. This was partially offset by revolver borrowings of $355.8 million and the issuance of $300.0 million of the Notes. Taxes paid related to net share settlement of equity awards, net of option proceeds and related tax benefits also resulted in a net outflow of $10.9 million. Net borrowings on short-term debt were $4.2 million.

As a result of the above, total cash and cash equivalents increased $21.8 million from $500.3 million at March 31, 2017 to $522.1 million at March 31, 2018.

We currently are in compliance with all covenants and conditions under our credit agreements.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $613 million at March 31, 2018 to cover short-term liquidity requirements. Our 2017 Credit Facility is committed through September 30, 2022, as long as we continue to comply with the covenants and conditions of the credit facility agreement. We have $463 million in available credit lines under our 2017 Credit Facility at March 31, 2018.

We believe that our cash flow from operations, available cash and cash equivalents and available borrowing capacity under our credit facilities will be sufficient to meet our liquidity needs, including normal levels of capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2018, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$585.5	$3.8	$22.5	$259.2	$300.0
Short-term debt	18.3	18.3	—	—	—
Interest on debt	135.0	25.0	46.3	41.2	22.5
Operating leases	105.5	27.9	42.8	22.5	12.3
Tax Act - Transition Tax	97.5	7.8	15.6	15.6	58.5
Pension benefit payments and profit sharing	39.9	3.0	6.3	7.5	23.1
Restructuring	2.9	2.9	—	—	—
Purchase commitments	6.9	6.9	—	—	—
Lead forward contracts	3.9	3.9	—	—	—
Capital lease obligations, including interest	0.1	0.1	—	—	—
Total	$995.5	$99.6	$133.5	$346.0	$416.4

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the above table.

Under our 2017 Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $3.1 million as of March 31, 2018.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. In the second quarter of fiscal 2018, we entered into the 2017 Credit Facility that comprised a $600 million senior secured revolving credit facility (“2017 Revolver”) and a $150 million senior secured term loan (“2017 Term Loan”) with a maturity date of September 30, 2022. We repaid our then existing facility (“2011 Credit Facility”), which comprised a $500 million senior secured revolving credit facility (“2011 Revolver”) and a $150 million senior secured incremental term loan (the “2011 Term Loan”) with the proceeds of the new facility.

Shown below are the leverage ratios at March 31, 2018 and 2017, in connection with the 2017 Credit Facility and 2011 Credit Facility, respectively.

The total net debt, as defined under the 2017 Credit Facility is $234.7 million for fiscal 2018 and is 0.7 times adjusted EBITDA (non-GAAP), compared to total net debt of $463.7 million and 1.4 times adjusted EBITDA (non-GAAP), as defined under the 2011 Credit Facility, for fiscal 2017.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) for March 31, 2018 and 2017, in connection with the 2017 Credit Facility and 2011 Credit Facility, respectively:

	Fiscal 2018	Fiscal 2017
	(in millions, except ratios)
Net earnings as reported	$119.8	$158.2
Add back:
Depreciation and amortization	54.3	53.9
Interest expense	25.0	22.2
Income tax expense	118.5	54.5
EBITDA (non GAAP)(1)	$317.6	$288.8
Adjustments per credit agreement definitions(2)	23.2	46.8
Adjusted EBITDA (non-GAAP) per credit agreement(1)	$340.8	$335.6
Total net debt(3)	$234.7	$463.7
Leverage ratios(4):
Total net debt/adjusted EBITDA ratio(4)	0.7 X	1.4 X
Maximum ratio permitted	3.50 X	3.25 X
Consolidated interest coverage ratio(5)	14.5 X	16.1 X
Minimum ratio required	3.0 X	4.5 X

(1)
We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use them as key measures of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our 2017 and 2011 Credit Facility are based on EBITDA, subject to adjustments, which are shown above. Continued availability of credit under our 2017 Credit Facility is critical to our ability to meet our business plans. We believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding revolving credit and term loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing fees, which is included in interest expense.

(2)
The $23.2 million adjustment to EBITDA in fiscal 2018 primarily related to $19.5 million of non-cash stock compensation and $3.7 million of non-cash restructuring and other exit charges. The $46.8 million adjustment to EBITDA in fiscal 2017 primarily related to $19.2 million of non-cash stock compensation, $1.4 million of non-cash restructuring and other exit charges and $24.1 million of impairment of goodwill, indefinite-lived intangibles, fixed assets and ERP system related charges, $2.0 million relating to minority partners' share of joint venture losses and $0.1 million of acquisition expenses.

(3)
Debt includes capital lease obligations and letters of credit and is net of U.S. cash and cash equivalents and a portion of foreign cash and investments, as defined in the 2017 and 2011 Credit Facility. In fiscal 2018, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and foreign cash investments of $372 million, and in fiscal 2017, were $150 million.

(4)
These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our 2017 and 2011 Credit Facility, for fiscal 2018 and fiscal 2017, respectively.

(5)
As defined in the 2017 and 2011 Credit Facility, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $1.6 million and $1.4 million for fiscal 2018 and fiscal 2017, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements - Summary of Significant Accounting Policies for a description of certain recently issued accounting standards that were adopted or are pending adoption that could have a significant impact on our Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Related Party Transactions

None.

Sequential Quarterly Information

Fiscal 2018 and 2017 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions except for income tax expense in the third quarter of fiscal 2018, which included $77.3 million of tax expense as a result of the Tax Act.

	Fiscal 2018				Fiscal 2017
	July 2, 2017 1st Qtr.	Oct. 1, 2017 2nd Qtr.	Dec. 31, 2017 3rd Qtr.	March 31, 2018 4th Qtr.	July 3, 2016 1st Qtr.	Oct. 2, 2016 2nd Qtr.	Jan. 1, 2017 3rd Qtr.	March 31, 2017 4th Qtr.
	(in millions, except share and per share amounts)
Net sales	$622.6	$617.3	$658.9	$683.0	$600.6	$576.0	$563.7	$626.8
Cost of goods sold	459.5	457.4	492.0	512.6	434.3	412.1	408.3	459.7
Inventory adjustment relating to exit activities	—	—	—	3.4	—	2.6	(0.5)	—
Gross profit	163.1	159.9	166.9	167.0	166.3	161.3	155.9	167.1
Operating expenses	92.7	94.1	96.7	98.6	99.0	93.5	85.0	92.4
Restructuring and other exit charges	0.8	1.8	1.8	1.1	1.3	4.9	(1.2)	2.1
Impairment of goodwill	—	—	—	—	—	—	—	12.2
Impairment of indefinite-lived intangibles	—	—	—	—	—	—	—	1.8
Legal proceedings charge	—	—	—	—	—	—	17.0	6.7
Operating earnings	69.6	64.0	68.4	67.3	66.0	62.9	55.1	51.9
Interest expense	5.7	6.5	6.5	6.3	5.7	5.5	5.6	5.4
Other (income) expense, net	2.9	2.4	(0.6)	1.3	1.3	(0.6)	(1.1)	1.4
Earnings before income taxes	61.0	55.1	62.5	59.7	59.0	58.0	50.6	45.1
Income tax expense	12.7	11.9	88.3	5.6	14.4	15.2	13.5	11.4
Net earnings (loss)	48.3	43.2	(25.8)	54.1	44.6	42.8	37.1	33.7
Net earnings (losses) attributable to noncontrolling interests	0.1	—	—	0.1	—	(2.8)	0.9	(0.1)
Net earnings (loss) attributable to EnerSys stockholders	$48.2	$43.2	$(25.8)	$54.0	$44.6	$45.6	$36.2	$33.8
Net earnings (loss) per common share attributable to EnerSys stockholders:
Basic	$1.11	$1.01	$(0.61)	$1.29	$1.03	$1.05	$0.83	$0.78
Diluted	$1.09	$1.00	$(0.61)	$1.27	$1.02	$1.04	$0.82	$0.76
Weighted-average number of common shares outstanding:
Basic	43,450,082	42,938,131	42,125,745	41,934,187	43,269,942	43,426,955	43,429,525	43,430,911
Diluted	44,163,074	43,327,361	42,125,745	42,441,647	43,829,813	43,949,543	44,049,674	44,221,143

Net Sales

Quarterly net sales by segment were as follows:

	Fiscal 2018				Fiscal 2017
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by segment:
Americas	$354.6	$341.5	$353.2	$380.5	$329.7	$324.8	$314.0	$363.8
EMEA	199.1	197.9	224.9	227.6	197.1	180.6	186.1	199.3
Asia	68.9	77.9	80.8	74.9	73.8	70.6	63.6	63.7
Total	$622.6	$617.3	$658.9	$683.0	$600.6	$576.0	$563.7	$626.8
Segment net sales as % of total:
Americas	56.9%	55.3%	53.6%	55.7%	54.9%	56.4%	55.7%	58.1%
EMEA	32.0	32.1	34.1	33.3	32.8	31.4	33.0	31.8
Asia	11.1	12.6	12.3	11.0	12.3	12.2	11.3	10.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly net sales by product line were as follows:

	Fiscal 2018				Fiscal 2017
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by product line:
Reserve power	$305.2	$292.2	$327.0	$323.5	$296.0	$277.4	$271.3	$297.5
Motive power	317.4	325.1	331.9	359.5	304.6	298.6	292.4	329.3
Total	$622.6	$617.3	$658.9	$683.0	$600.6	$576.0	$563.7	$626.8
Product line net sales as % of total:
Reserve power	49.0%	47.3%	49.6%	47.4%	49.3%	48.2%	48.1%	47.5%
Motive power	51.0	52.7	50.4	52.6	50.7	51.8	51.9	52.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2018 are $4.5 million (pre-tax) and the vast majority of these will settle within one year.  Those contracts that result in an asset position at March 31, 2018 are $0.6 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $3.0 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2018	$72.2	62.9	$1.15	14%
March 31, 2017	46.6	45.0	1.03	8
March 31, 2016	21.6	27.4	0.79	6

(1)	Based on the fiscal year lead requirements for the periods then ended.

We estimate that a 10% increase in our cost of lead would have increased our annual cost of goods sold by approximately $69 million for the fiscal year ended March 31, 2018.

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

We hedge at any time, approximately 10% - 15% of the nominal amount of our known annual foreign exchange transactional exposures. We primarily enter into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. The vast majority of such contracts are for a period not extending beyond one year.

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

At March 31, 2018 and 2017, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations net unrealized gains by approximately $2.1 million and $3.2 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EnerSys (the Company) as of March 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 30, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 1998.

Philadelphia, Pennsylvania
May 30, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys

Opinion on Internal Control over Financial Reporting
We have audited EnerSys’ internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EnerSys (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated May 30, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 30, 2018

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$522,118	$500,329
Accounts receivable, net of allowance for doubtful accounts (2018–$12,643; 2017–$12,662)	546,325	486,646
Inventories	414,234	360,694
Prepaid and other current assets	56,910	71,246
Total current assets	1,539,587	1,418,915
Property, plant, and equipment, net	390,260	348,549
Goodwill	352,805	328,657
Other intangible assets, net	147,141	153,960
Deferred taxes	44,402	31,587
Other assets	12,730	11,361
Total assets	$2,486,925	$2,293,029
Liabilities and Equity
Current liabilities:
Short-term debt	$18,341	$18,359
Current portion of capital lease obligations	89	69
Accounts payable	258,982	222,493
Accrued expenses	214,118	226,510
Total current liabilities	491,530	467,431
Long-term debt, net of unamortized debt issuance costs	579,535	587,609
Capital lease obligations	55	96
Deferred taxes	33,607	45,923
Other liabilities	181,087	83,601
Total liabilities	1,285,814	1,184,660
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2018 and at March 31, 2017	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 54,595,105 shares issued and 41,915,000 shares outstanding at March 31, 2018; 54,370,810 shares issued and 43,447,536 shares outstanding at March 31, 2017	546	544
Additional paid-in capital	477,288	464,092
Treasury stock at cost, 12,680,105 shares held as of March 31, 2018 and 10,923,274 shares held as of March 31, 2017	(560,991)	(439,800)
Retained earnings	1,320,549	1,231,444
Accumulated other comprehensive loss	(41,717)	(152,824)
Total EnerSys stockholders’ equity	1,195,675	1,103,456
Nonredeemable noncontrolling interests	5,436	4,913
Total equity	1,201,111	1,108,369
Total liabilities and equity	$2,486,925	$2,293,029

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2018	2017	2016
Net sales	$2,581,891	$2,367,149	$2,316,249
Cost of goods sold	1,921,494	1,714,367	1,704,472
Inventory adjustment relating to exit activities	3,457	2,157	—
Gross profit	656,940	650,625	611,777
Operating expenses	382,077	369,863	352,767
Restructuring and other exit charges	5,481	7,160	12,978
Impairment of goodwill	—	12,216	31,411
Impairment of indefinite-lived intangibles and fixed assets	—	1,800	4,841
Legal proceedings charge	—	23,725	3,201
Gain on sale of facility	—	—	(3,420)
Operating earnings	269,382	235,861	209,999
Interest expense	25,001	22,197	22,343
Other (income) expense, net	6,055	969	5,719
Earnings before income taxes	238,326	212,695	181,937
Income tax expense	118,493	54,472	50,113
Net earnings	119,833	158,223	131,824
Net earnings (losses) attributable to noncontrolling interests	239	(1,991)	(4,326)
Net earnings attributable to EnerSys stockholders	$119,594	$160,214	$136,150
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.81	$3.69	$3.08
Diluted	$2.77	$3.64	$2.99
Dividends per common share	$0.70	$0.70	$0.70
Weighted-average number of common shares outstanding:
Basic	42,612,036	43,389,333	44,276,713
Diluted	43,119,856	44,012,543	45,474,130

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2018	2017	2016
Net earnings	$119,833	$158,223	$131,824
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments, net of tax	(5,400)	1,587	483
Pension funded status adjustment, net of tax	3,052	(3,694)	1,858
Foreign currency translation adjustment	113,739	(53,730)	8,035
Total other comprehensive income (loss), net of tax	111,391	(55,837)	10,376
Total comprehensive income	231,224	102,386	142,200
Comprehensive income (loss) attributable to noncontrolling interests	523	(2,353)	(5,576)
Comprehensive income attributable to EnerSys stockholders	$230,701	$104,739	$147,776

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity

(In Thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2015	$—	$537	$525,967	$(376,005)	$997,376	$(108,975)	$1,038,900	$5,540	$1,044,440
Stock-based compensation	—	—	19,603	—	—	—	19,603	—	19,603
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	4	(15,209)	—	—	—	(15,205)	—	(15,205)
Tax benefit from stock options	—	—	4,291	—	—	—	4,291	—	4,291
Purchase of common stock	—	—	—	(178,244)	—	—	(178,244)	—	(178,244)
Reissuance of treasury stock to Convertible Notes holders	—	—	—	114,449	—	—	114,449	—	114,449
Adjustment to equity on debt extinguishment	—	—	(84,140)	—	—	—	(84,140)	—	(84,140)
Debt conversion feature	—	—	1,330	—	—	—	1,330	—	1,330
Other	—	—	(477)	—	—	—	(477)	—	(477)
Net earnings (excludes $4,272 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	136,150	—	136,150	(54)	136,096
Dividends ($0.70 per common share)	—	—	732	—	(31,612)	—	(30,880)	—	(30,880)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	—	(4,272)	—	(4,272)	—	(4,272)
Other comprehensive income:
Pension funded status adjustment (net of tax expense of $587)	—	—	—	—	—	1,858	1,858	—	1,858
Net unrealized gain (loss) on derivative instruments (net of tax expense of $277)	—	—	—	—	—	483	483	—	483
Foreign currency translation adjustment (excludes ($1,068) related to redeemable noncontrolling interests)	—	—	—	—	—	9,285	9,285	(182)	9,103
Balance at March 31, 2016	$—	$541	$452,097	$(439,800)	$1,097,642	$(97,349)	$1,013,131	$5,304	$1,018,435
Stock-based compensation	—	—	19,185	—	—	—	19,185	—	19,185
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	3	(7,447)	—	—	—	(7,444)	—	(7,444)
Other	—	—	(480)	—	—	—	(480)	—	(480)
Net earnings (excludes $2,021 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	160,214	—	160,214	30	160,244
Dividends ($0.70 per common share)	—	—	737	—	(31,137)	—	(30,400)	—	(30,400)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	—	4,725	—	4,725	—	4,725
Other comprehensive income:
Pension funded status adjustment (net of tax expense of $142)	—	—	—	—	—	(3,694)	(3,694)	—	(3,694)
Net unrealized gain (loss) on derivative instruments (net of tax expense of $929)	—	—	—	—	—	1,587	1,587	—	1,587
Foreign currency translation adjustment (excludes $59 related to redeemable noncontrolling interests)	—	—	—	—	—	(53,368)	(53,368)	(421)	(53,789)
Balance at March 31, 2017	$—	$544	$464,092	$(439,800)	$1,231,444	$(152,824)	$1,103,456	$4,913	$1,108,369
Stock-based compensation	—	—	19,453	—	—	—	19,453	—	19,453
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	2	(6,533)	—	—	—	(6,531)	—	(6,531)
Purchase of common stock	—	—	—	(121,191)	—	—	(121,191)	—	(121,191)
Other	—	—	(402)	—	(137)	—	(539)	—	(539)
Net earnings	—	—	—	—	119,594	—	119,594	239	119,833
Dividends ($0.70 per common share)	—	—	678	—	(30,352)	—	(29,674)	—	(29,674)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $808)	—	—	—	—	—	3,052	3,052	—	3,052
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $2,071)	—	—	—	—	—	(5,400)	(5,400)	—	(5,400)
Foreign currency translation adjustment	—	—	—	—	—	113,455	113,455	284	113,739
Balance at March 31, 2018	$—	$546	$477,288	$(560,991)	$1,320,549	$(41,717)	$1,195,675	$5,436	$1,201,111
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2018	2017	2016
Cash flows from operating activities
Net earnings	$119,833	$158,223	$131,824
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,317	53,945	55,994
Write-off of assets relating to restructuring and other exit charges	3,736	1,435	3,800
Non-cash write-off of property, plant and equipment	—	6,300	—
Impairment of goodwill	—	12,216	31,411
Impairment of indefinite-lived intangibles and fixed assets	—	1,800	4,841
Derivatives not designated in hedging relationships:
Net (gains) losses	(180)	471	409
Cash proceeds (settlements)	43	(1,225)	648
Provision for doubtful accounts	822	1,794	4,749
Deferred income taxes	(20,313)	1,455	(753)
Legal proceedings accrual / (reversal of legal accrual, net of fees)	—	23,725	(799)
Non-cash interest expense	1,603	1,388	2,794
Stock-based compensation	19,453	19,185	19,603
Loss (gain) on sale of facility	—	—	(4,348)
Gain on disposal of fixed assets	116	(7)	(114)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32,242)	(13,535)	31,142
Inventories	(38,075)	(42,792)	11,667
Prepaid and other current assets	14,470	3,721	4,751
Other assets	(1,150)	2,034	(331)
Accounts payable	21,266	845	12,178
Accrued expenses	(26,614)	9,333	(4,739)
Other liabilities	93,963	5,719	2,844
Net cash provided by operating activities	211,048	246,030	307,571
Cash flows from investing activities
Capital expenditures	(69,832)	(50,072)	(55,880)
Purchase of businesses, net of cash acquired	(2,988)	(12,392)	(35,439)
Proceeds from sale of facility	—	—	9,179
Proceeds from disposal of property, plant, and equipment	463	631	1,217
Net cash used in investing activities	(72,357)	(61,833)	(80,923)
Cash flows from financing activities
Net increase (decrease) in short-term debt	214	(4,600)	4,233
Proceeds from 2017 Revolver borrowings	379,750	—	—
Proceeds from 2011 Revolver borrowings	147,050	262,000	355,800
Repayments of 2017 Revolver borrowings	(244,250)	—	—
Repayments of 2011 Revolver borrowings	(312,050)	(267,000)	(360,800)
Proceeds from 2017 Term Loan	150,000	—	—
Proceeds from Notes	—	—	300,000
Repayments of 2011 Term Loan	(127,500)	(15,000)	(7,500)
Repayments of Convertible Notes	—	—	(172,266)
Debt issuance costs	(2,677)	—	(5,031)
Capital lease obligations and other	(29)	(98)	(127)
Proceeds from the issuance of common stock	958	3	4
Payment of taxes related to net share settlement of equity awards	(7,489)	(7,447)	(15,209)
Excess tax benefits from exercise of stock options and vesting of equity awards	—	—	4,291
Purchase of treasury stock	(121,191)	—	(178,244)
Dividends paid to stockholders	(29,674)	(30,400)	(30,880)
Net cash used by financing activities	(166,888)	(62,542)	(105,729)
Effect of exchange rate changes on cash and cash equivalents	49,986	(18,633)	7,467
Net increase in cash and cash equivalents	21,789	103,022	128,386
Cash and cash equivalents at beginning of year	500,329	397,307	268,921
Cash and cash equivalents at end of year	$522,118	$500,329	$397,307

See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2018
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

The Company, in previous years, consolidated certain subsidiaries in which the noncontrolling interest party had within its control the right to require the Company to redeem all or a portion of its interest in the subsidiary. The redeemable noncontrolling interests were reported at their estimated redemption value, and the amount presented in temporary equity was not less than the initial amount reported in temporary equity. Any adjustment to the redemption value impacted retained earnings but did not impact net income or comprehensive income. In fiscal 2017, the Company deconsolidated its joint venture in South Africa and the impact of this deconsolidation was reflected in the Consolidated Statements of Income. As a result, the Company has no redeemable noncontrolling interest on its Consolidated Balance Sheet as of March 31, 2018 and 2017.

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This occurs when risk and title transfers to the customer, collectibility is reasonably assured and pricing is fixed or determinable. Shipment terms are either shipping point or destination and do not differ significantly between the Company’s reporting segments. Amounts invoiced to customers for shipping and handling are classified as revenue. Taxes on revenue producing transactions are not included in net sales.

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

In fiscal 2016, in accordance with the existing guidance under ASC 350, the Company conducted the goodwill impairment test using the two-step process. In the first step, the Company compared the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeded its carrying value, goodwill was not impaired and no further testing was required. If the fair value of the reporting unit was less than the carrying value, the Company performed the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's fair value was allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculated the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill was less than the carrying value, the difference was recorded as an impairment loss.

In fiscal 2017, the Company early adopted ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment”, which simplified the measurement of goodwill impairment by removing the second step of the goodwill impairment test that requires a hypothetical purchase price allocation.

Beginning fiscal 2017, the annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

The indefinite-lived trademarks are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related trademarks, under the relief from royalty method. Any excess carrying value over the amount of fair value is recognized as impairment. Any impairment would be recognized in full in the reporting period in which it has been identified.

Finite-lived assets such as customer relationships, patents, and non-compete agreements are amortized on a straight-line basis over their estimated useful lives, generally over periods ranging from 3 to 20 years. The Company reviews the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

Environmental Expenditures

The Company records a loss and establishes a reserve for environmental remediation liabilities when it is probable that an asset has been impaired or a liability exists and the amount of the liability can be reasonably estimated. Reasonable estimates involve judgments made by management after considering a broad range of information including notifications, demands or settlements that have been received from a regulatory authority or private party, estimates performed by independent engineering companies and outside counsel, available facts, existing and proposed technology, the identification of other potentially responsible parties, their ability to contribute and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. However, the reserves may materially differ from ultimate actual liabilities if the loss contingency is difficult to estimate or if management’s judgments turn out to be inaccurate. If management believes no best estimate exists, the minimum probable loss is accrued.

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

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2018 and 2017.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and / or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability. These valuation approaches incorporate inputs such as observable, independent market data and / or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

Lead contracts, foreign currency contracts and interest rate contracts generally use an income approach to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., London Interbank Offered Rate—“LIBOR”), forward foreign currency exchange rates (e.g., GBP and euro) and commodity prices (e.g., London Metals Exchange), as well as inputs that may not be observable, such as credit valuation adjustments. When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2. Over-the-counter (OTC) contracts are valued using quotes obtained from an exchange, binding and non-binding broker quotes. Furthermore, the Company obtains independent quotes from the market to validate the forward price curves. OTC contracts include forwards, swaps and options. To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.

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

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires deferred tax assets and liabilities be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets, if it is more likely than not some portion or all of the deferred tax assets will not be realized. The need to establish valuation allowances against deferred tax assets is assessed quarterly. The primary factors used to assess the likelihood of realization are expected reversals of taxable temporary timing differences, forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law.  Among the significant changes resulting from the law, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on unrepatriated cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”), and creates new taxes on certain foreign sourced earnings. In accordance with ASC 740, “Income Taxes,” the Company is required to record the effects of tax law changes in the period enacted. The 21% rate was effective at the beginning of the Company's fourth quarter of fiscal 2018, and resulted in the Company using a blended rate for the annual period. The results for fiscal 2018 contain estimates of the impact of the Tax Act in regard to deferred tax balances and the Transition Tax as permitted by Staff Accounting Bulletin 118 “SAB 118” issued by the Securities and Exchange Commission on December 22, 2017. These amounts are considered provisional and may be affected by future guidance if and when issued.

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

Deferred Financing Fees

Debt issuance costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments and are shown as a deduction from long-term debt.

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

The fair value of the market share units is estimated at the date of grant using a binomial lattice model with the following assumptions: a risk-free interest rate, dividend yield, time to maturity and expected volatility. These units cliff vest on the third anniversary of the date of grant and are settled in common stock on the first anniversary of the vesting date. Market share units are converted into between zero and two shares of common stock for each unit granted at the end of a three-year performance cycle. The conversion ratio is calculated by dividing the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the vesting date by the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the grant date, with the resulting quotient capped at two. This quotient is then multiplied by the number of market share units granted to yield the number of shares of common stock to be delivered on the vesting date.

The fair value of the performance market share units is estimated at the date of grant using a Monte Carlo Simulation. A participant may earn between 0% to 200% of the number of performance market share units granted, based on the total shareholder return (“TSR”) of the Company's common stock over a three-year period. The awards will cliff vest on the third anniversary of the date of grant and are settled in common stock on the first anniversary of the vesting date. The TSR is calculated by dividing the sixty or ninety calendar day average price at end of the period (as applicable) and the reinvested dividends thereon by such sixty or ninety calendar day average price at start of the period. The maximum number of awards earned is capped at 200% of the target award. Additionally, no payout will be awarded in the event that the TSR at the vesting date reflects less than a 25% return from the average price at the grant date. Performance market share units are similar to the market share units except that the targets are more difficult to achieve and may be tied to the TSR of a defined peer group.

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

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2018, 2017 and 2016, the Company had outstanding stock options, restricted stock units, market share units and performance market share units, which could potentially dilute basic earnings per share in the future. The Convertible Notes (as defined in Note 8), prior to their extinguishment on July 17, 2015, had a dilutive impact on the EPS for fiscal 2016.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017, with early adoption permissible one year earlier. The standard permits the use of either the modified retrospective or full retrospective transition methods. In the first half of fiscal 2018, the Company completed an impact assessment of the potential changes from adopting ASU 2014-09. The impact assessment included a review of customer arrangements across all of its global business units and an in-depth analysis of its global revenue processes and accounting policies to identify potential areas where change may be needed to comply with this guidance. The Company has assembled an implementation work team to assess and document the accounting conclusions for the adoption of ASU 2014-09.

The Company adopted the ASU on April 1, 2018, using the modified retrospective transition method. The Company has concluded that the adoption of the ASU will not have a material impact on its accounting for revenue in the consolidated financial statements. The ASU requires the recognition of allowances for estimated sales returns on a gross versus net basis in the Consolidated Statements of Income and presenting the right of return asset and associated refund liability on the Consolidated Balance Sheets separately, which differs from current practice. In addition, the disclosures in the notes to its consolidated financial statements related to revenue recognition will be expanded under the new standards to include the methods the Company uses to recognize revenue, assets and liabilities relating to contracts with its customers, the nature of its performance obligations and the manner by which it determines and allocates transaction prices to the performance obligations, and the significant judgments inherent in its revenue recognition policies. The Company also anticipates implementing enhancements to its internal controls to support its ability to sustain compliance with the standard after adoption.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)”, which requires an entity to report the service cost component of pension and other postretirement benefit costs in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. The amount of the reclassification is calculated based on the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of the enactment of the Tax Act related to items that remained in accumulated other comprehensive income (loss) at that time. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years and early adoption is permitted. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

The Company reclassified, $12,216 and $31,411 for fiscal year 2017 and 2016, respectively, relating to the impairment of goodwill, in the income statements, cash flow statements and footnotes, to separately present the aggregate amount of goodwill impairment losses consistent with ASC 350-20-45. Such reclassifications had no effect on reported net earnings attributable to EnerSys stockholders, total assets, stockholders' equity, or operating cash flows.

2. Acquisitions

There were no significant acquisitions in fiscal 2018 and 2017.

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

The results of the acquisitions have been included in the Company’s results of operations from the dates of their respective acquisitions. Pro forma earnings and earnings per share computations have not been presented as these acquisitions are not considered significant.

3. Inventories

	March 31,
	2018	2017
Raw materials	$92,216	$85,604
Work-in-process	136,068	107,177
Finished goods	185,950	167,913
Total	$414,234	$360,694

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2018	2017
Land, buildings, and improvements	$273,506	$251,030
Machinery and equipment	657,262	582,105
Construction in progress	49,900	33,418
	980,668	866,553
Less accumulated depreciation	(590,408)	(518,004)
Total	$390,260	$348,549

Depreciation expense for the fiscal years ended March 31, 2018, 2017 and 2016 totaled $45,874, $45,388, and $47,686, respectively. Interest capitalized in connection with major capital expenditures amounted to $1,082, $817, and $1,526 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

5. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2018			2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$97,444	$(953)	$96,491	$96,849	$(953)	$95,896
Finite-lived intangible assets:
Customer relationships	66,973	(31,500)	35,473	66,187	(24,936)	41,251
Non-compete	2,852	(2,759)	93	2,846	(2,701)	145
Technology	22,769	(8,872)	13,897	22,549	(7,168)	15,381
Trademarks	2,003	(1,151)	852	2,003	(1,066)	937
Licenses	1,491	(1,156)	335	1,474	(1,124)	350
Total	$193,532	$(46,391)	$147,141	$191,908	$(37,948)	$153,960

The Company’s amortization expense related to finite-lived intangible assets was $8,443, $8,557, and $8,308, for the years ended March 31, 2018, 2017 and 2016, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2018, is $8,405 in fiscal 2019, $8,262 in fiscal 2020, $8,005 in fiscal 2021, $7,922 in fiscal 2022 and $5,670 in fiscal 2023.

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Fiscal year ended March 31, 2018
	Americas	EMEA	Asia	Total
Balance at beginning of year	$146,982	$138,813	$42,862	$328,657
Goodwill acquired during the year	3,670	—	—	3,670
Foreign currency translation adjustment	603	17,012	2,863	20,478
Balance at end of year	$151,255	$155,825	$45,725	$352,805

	Fiscal year ended March 31, 2017
	Americas	EMEA	Asia	Total
Balance at beginning of year	$166,197	$141,392	$45,958	$353,547
Reorganization of reporting structure	(11,628)	11,628	—	—
Goodwill acquired during the year, including purchase accounting adjustments	1,962	—	(840)	1,122
Goodwill impairment charge	(8,646)	(3,570)	—	(12,216)
Foreign currency translation adjustment	(903)	(10,637)	(2,256)	(13,796)
Balance at end of year	$146,982	$138,813	$42,862	$328,657

A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

	March 31, 2018
	Americas	EMEA	Asia	Total
Gross carrying value	$209,100	$161,978	$50,904	$421,982
Accumulated goodwill impairment charges	(57,845)	(6,153)	(5,179)	(69,177)
Net book value	$151,255	$155,825	$45,725	$352,805

	March 31, 2017
	Americas	EMEA	Asia	Total
Gross carrying value	$204,827	$144,966	$48,041	$397,834
Accumulated goodwill impairment charges	(57,845)	(6,153)	(5,179)	(69,177)
Net book value	$146,982	$138,813	$42,862	$328,657

Impairment of goodwill, indefinite-lived intangibles and fixed assets

In fiscal 2017, the Company early adopted ASU 2017-04, which eliminated Step 2 from the goodwill impairment test. In the fourth quarter of fiscal 2017, the Company conducted step one of the annual goodwill impairment test which indicated that the fair values of two of its reporting units - Purcell US in the Americas operating segment and Purcell EMEA in the EMEA operating segment - were less than their respective carrying values. Based on the guidance in ASU 2017-04, the Company recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value and recorded a non-cash charge of $8,646 and $3,570, related to goodwill impairment in the Americas and EMEA operating segments, respectively, and $700 and $1,100 related to impairment of indefinite-lived trademarks in the Americas and EMEA operating segments, respectively.

Purcell was acquired in fiscal 2014 during the height of the 4G telecom build-out. After performing to expectations for the first few quarters, its revenue declined as telecom spending in the U.S. curtailed sharply. In fiscal 2016, lower estimated projected revenue and profitability caused by reduced levels of capital spending by major customers in the telecommunications industry was a key factor contributing to the impairment charges recorded in that year. In fiscal 2017, the company transferred the European operations of Purcell to its EMEA operating segment, consistent with its geographical management approach. In the U.S., Purcell received significant orders, but at lower margins, resulting in an impairment in 2017. In Europe, Purcell's sales forecasts were reduced in fiscal 2017, as a result of low telecom spending and accordingly recorded an impairment charge as well.

In fiscal 2016, the Company recorded a non-cash charge of $29,579 and $1,832, related to goodwill impairment in the Americas and EMEA operating segments, respectively, $3,420 related to impairment of indefinite-lived trademarks in the Americas and $1,421 related to impairment of fixed assets in the EMEA operating segment.

The Company estimated tax-deductible goodwill to be approximately $18,147 and $19,857 as of March 31, 2018 and 2017, respectively.

6. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2018	2017
Prepaid non-income taxes	$22,583	$22,268
Prepaid income taxes	8,921	22,540
Non-trade receivables	4,087	4,318
Other	21,319	22,120
Total	$56,910	$71,246

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2018	2017
Payroll and benefits	$50,053	$56,295
Accrued selling expenses	34,831	34,561
Warranty	22,637	20,595
Income taxes payable	19,696	13,708
Freight	15,810	14,583
VAT and other non-income taxes	13,155	11,380
Deferred income	9,387	10,661
Tax Act - Transition Tax	7,800	—
Interest	6,762	6,315
Restructuring	2,909	2,812
Legal proceedings	2,326	25,551
Pension	1,657	1,222
Other	27,095	28,827
Total	$214,118	$226,510

8. Debt

The following summarizes the Company’s long-term debt:

	As of March 31,
	2018		2017
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$3,122	$300,000	$3,746
2017 Credit Facility, due 2022	285,500	2,843	—	—
2011 Credit Facility, due 2018	—	—	292,500	1,145
	$585,500	$5,965	$592,500	$4,891
Less: Unamortized issuance costs	5,965		4,891
Less: Current portion	—		—
Long-term debt, net of unamortized issuance costs	$579,535		$587,609

5.00% Senior Notes

The Company's $300,000 5.00% Senior Notes due 2023 (the “Notes”) bear interest at a rate of 5.00% per annum. Interest is payable semiannually in arrears on April 30 and October 30 of each year, commencing on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by certain of its subsidiaries that are guarantors (the “Guarantors”) under the 2011 Credit Facility and its successor, the 2017 Credit Facility. The Guarantees are unsecured and unsubordinated obligations of the Guarantors. The net proceeds from the sale of the Notes in fiscal 2016, were used primarily to repay and retire in full the principal amount of the Company’s senior 3.375% convertible notes (the “Convertible Notes”), as discussed below, as well as fund the accelerated share repurchase program discussed in Note 15.

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

As of March 31, 2018, the Company had $135,500 outstanding on the 2017 Revolver and $150,000 under the 2017 Term Loan.

The quarterly installments payable on the 2017 Term Loan are $1,875 beginning December 31, 2018, $2,813 beginning December 31, 2019 and $3,750 beginning December 31, 2020 with a final payment of $105,000 on September 30, 2022. The 2017 Credit Facility may be increased by an aggregate amount of $325,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the 2017 Revolver and the 2017 Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) LIBOR plus between 1.25% and 2.00% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero). Obligations under the 2017 Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the 2017 Credit Facility and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The current portion of the 2017 Term Loan of $3,750 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under its 2017 Credit Facility.

2011 Credit Facility

As discussed under the 2017 Credit Facility, the 2011 Credit Facility was repaid in full on August 4, 2017. There were no prepayment penalties on loans under the 2011 Credit Facility. Both the revolving loan and the Term Loan under the 2011 Credit Facility bore interest, at the Company's option, at a rate per annum equal to either (i) LIBOR plus between 1.25% and 1.75% (1.25% at March 31, 2017, and based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which is the highest of (a) the Bank of America prime rate, and (b) the Federal Funds Effective Rate) plus between 0.25% and 0.75% (based on the Company’s consolidated net leverage ratio).

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

The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Notes was $1,330 for the fiscal year ended March 31, 2016.

Interest Rates on Long Term Debt

The weighted average interest rate on the long term debt at March 31, 2018 and March 31, 2017, was 3.7% and 3.3%, respectively.

Interest Paid

The Company paid in cash, $23,527, $20,781 and $15,176, net of interest received, for interest during the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

Covenants

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

Short-Term Debt

As of March 31, 2018 and 2017, the Company had $18,341 and $18,359, respectively, of short-term borrowings from banks. The weighted-average interest rate on these borrowings was approximately 7% for both fiscal years ended March 31, 2018 and 2017.

Letters of Credit

As of March 31, 2018 and 2017, the Company had $3,074 and $2,189, respectively, of standby letters of credit.

Debt Issuance Costs

In connection with the new 2017 Credit Facility, the Company incurred $2,677 in debt issuance costs and wrote off $301 of unamortized debt issuance costs related to the 2011 Credit Facility. Amortization expense, relating to debt issuance costs, included in interest expense was $1,302, $1,388, and $1,464 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. Debt issuance costs, net of accumulated amortization, totaled $5,965 and $4,891 as of March 31, 2018 and 2017, respectively.

Available Lines of Credit

As of March 31, 2018 and 2017, the Company had available and undrawn, under all its lines of credit, $613,234 and $475,947, respectively, including $150,459 and $142,872, respectively, of uncommitted lines of credit as of March 31, 2018 and March 31, 2017.

9. Leases

The Company’s future minimum lease payments under operating leases that have noncancelable terms in excess of one year as of March 31, 2018 are as follows:

2019	$27,924
2020	23,790
2021	19,018
2022	14,155
2023	8,280
Thereafter	12,321
Total minimum lease payments	$105,488

Rental expense was $38,146, $35,991, and $34,590 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. Certain operating lease agreements contain renewal or purchase options and /or escalation clauses.

10. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2018	2017
Tax Act - Transition Tax	$89,700	$—
Pension	44,404	42,930
Warranty	27,965	25,521
Deferred income	7,094	4,929
Liability for uncertain tax benefits	1,684	1,562
Other	10,240	8,659
Total	$181,087	$83,601

11. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2018 and March 31, 2017 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(3,877)	$—	$(3,877)	$—
Foreign currency forward contracts	22	—	22	—
Total derivatives	$(3,855)	$—	$(3,855)	$—

	Total Fair Value Measurement March 31, 2017	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$1,163	$—	$1,163	$—
Foreign currency forward contracts	(313)	—	(313)	—
Total derivatives	$850	$—	$850	$—

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

Financial Instruments

The fair values of the Company’s cash and cash equivalents approximate carrying value due to their short maturities and are classified as Level 1.

The fair value of the Company’s short-term debt and borrowings under the new 2017 Credit Facility and the previous 2011 Credit Facility (each as defined in Note 8), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The Company's Notes, with an original face value of $300,000, were issued in April 2015. The fair value of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 102% and 101% of face value on March 31, 2018 and March 31, 2017, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at March 31, 2018 and 2017 were as follows:

	March 31, 2018		March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives(1)	$22	$22	$1,163	$1,163
Financial liabilities:
Notes (2)	300,000	304,500	300,000	303,000
Derivatives(1)	$3,877	$3,877	$313	$313

(1)	Represents lead and foreign currency forward contracts (see Note 12 for asset and liability positions of the lead and foreign currency forward contracts at March 31, 2018 and March 31, 2017).

(2)	The fair value amount of the Notes at March 31, 2018 and March 31, 2017 represents the trading value of the instruments.

Non-recurring fair value measurements

In connection with the annual impairment testing conducted as of January 2, 2017 for fiscal 2017, indefinite-lived trademarks associated with Purcell US and Purcell EMEA were recorded at fair value on a nonrecurring basis at $4,300 and $3,900, respectively, and the remeasurement resulted in an impairment charge of $700 and $1,100, respectively. In determining the fair value of these assets, the Company used royalty rates ranging between 1.3% - 2.5% based on comparable market rates, and used discount rates ranging between 15.0% - 17.0%.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At March 31, 2018 and 2017, the Company has hedged the price to purchase notional amounts of approximately 62.9 million pounds and 45.0 million pounds of lead, respectively, for a total purchase price of $72,207 and $46,550, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2018 and 2017, the Company had entered into a total of $54,164 and $30,751, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $4,369 of net pretax loss relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2018 and 2017, the notional amount of these contracts was $28,486 and $13,560, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2018 and 2017

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Prepaid and other current assets
Lead forward contracts	$—	$1,163	$—	$—
Foreign currency forward contracts	209	11	—	—
Total assets	$209	$1,174	$—	$—
Accrued expenses
Lead forward contracts	$3,877	$—	$—	$—
Foreign currency forward contracts	—	—	187	324
Total liabilities	$3,877	$—	$187	$324

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(805)	Cost of goods sold	$5,860
Foreign currency forward contracts	(3,524)	Cost of goods sold	(2,718)
Total	$(4,329)		$3,142

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$180
Total		$180

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$7,907	Cost of goods sold	$5,803
Foreign currency forward contracts	845	Cost of goods sold	433
Total	$8,752		$6,236

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(471)
Total		$(471)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2016

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,361)	Cost of goods sold	$(11,085)
Foreign currency forward contracts	(3,023)	Cost of goods sold	3,941
Total	$(6,384)		$(7,144)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(409)
Total		$(409)

13. Income Taxes

	Fiscal year ended March 31,
	2018	2017	2016
Current income tax expense
Current:
Federal	$115,315	$30,362	$29,082
State	3,461	4,855	4,750
Foreign	20,030	17,800	17,034
Total current income tax expense	138,806	53,017	50,866
Deferred income tax expense (benefit)
Federal	(9,551)	857	(3,706)
State	789	590	124
Foreign	(11,551)	8	2,829
Total deferred income tax expense (benefit)	(20,313)	1,455	(753)
Total income tax expense	$118,493	$54,472	$50,113

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2018	2017	2016
United States	$74,440	$80,436	$64,235
Foreign	163,886	132,259	117,702
Earnings before income taxes	$238,326	$212,695	$181,937

Income taxes paid by the Company for the fiscal years ended March 31, 2018, 2017 and 2016 were $28,044, $45,332 and $44,625, respectively.

U.S. Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. Among the significant changes resulting from the law, the Tax Act reduces the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on unrepatriated cumulative non-U.S. earnings of foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. In accordance with ASC 740, “Income Taxes,” the Company is required to record the effects of tax law changes in the period enacted. As a result of the rate change in the Tax Act, the Company’s blended U.S. statutory tax rate for fiscal 2018 is 31.55%.

As of March 31, 2018, the Company has not completed its accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the Transition Tax. The results for fiscal 2018 contain estimates of the impact of the Tax Act as permitted by Staff Accounting Bulletin 118 “SAB 118” issued by the Securities and Exchange Commission on December 22, 2017. These amounts are considered provisional and may be affected by future guidance, if and when issued.

As a result of the Tax Act, the fiscal 2018 financial statements include a provisional net tax expense of $83,400 which is comprised of the following:

Foreign tax effects: The Transition Tax is based on the Company's total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company recorded a provisional amount for the Transition Tax liability, resulting in an increase in income tax expense of $97,500; an increase of $3,500 from the amount reported in the third quarter of fiscal 2018. The estimated Transition Tax of $97,500 is recorded under current income tax payable and non-current income tax payable, at $7,800 and $89,700, respectively, and is payable over eight years. Further, the Transition Tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes both the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets.

Deferred tax assets and liabilities: The Company remeasured its deferred tax assets and liabilities based on the reduced U.S. federal income tax rate of 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company's deferred tax balance was a tax benefit of $14,100; a decrease of $606 from the amount reported in the third quarter of fiscal 2018.

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

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2018	2017
Deferred tax assets:
Accounts receivable	$1,790	$2,419
Inventories	3,660	6,521
Net operating loss carryforwards	50,928	46,178
Accrued expenses	21,274	29,783
Other assets	16,832	20,282
Gross deferred tax assets	94,484	105,183
Less valuation allowance	(15,255)	(27,053)
Total deferred tax assets	79,229	78,130
Deferred tax liabilities:
Property, plant and equipment	21,045	24,319
Other intangible assets	46,058	67,388
Other liabilities	1,331	759
Total deferred tax liabilities	68,434	92,466
Net deferred tax assets (liabilities)	$10,795	$(14,336)

The Company has approximately $1,617 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, with expirations between 2023 and 2027. The Company has approximately $161,929 of foreign net operating loss carryforwards, of which $115,420 may be carried forward indefinitely and $46,509 expire between fiscal 2019 and fiscal 2034. In addition, the Company also has approximately $33,246 of state net operating loss carryforwards with expirations between fiscal 2019 and fiscal 2038.

As of March 31, 2018 and 2017, the federal valuation allowance was $630 and $1,050, respectively. The decrease is due to the Tax Act rate change. As of March 31, 2018 and 2017, the valuation allowance associated with the state tax jurisdictions was $895 and $705, respectively. As of March 31, 2018 and 2017, the valuation allowance associated with certain foreign tax jurisdictions was $13,730 and $25,298, respectively. Of the net decrease of $11,568, $9,049 was recorded as a decrease to tax expense. The $9,049 net decrease to tax expense includes a decrease of $11,954 due to the reversal of previously recognized deferred tax valuation allowances related to certain of the Company’s foreign subsidiaries, and an increase of $2,905 primarily related to net operating loss carryforwards generated in the current year that the Company believes are not more likely than not to be realized. The remaining net decrease of $2,519 is primarily related to foreign currency translation adjustments and an offset to adjustments to foreign net operating losses for which a full valuation allowance was recorded.

A reconciliation of income taxes at the statutory rate (31.55% for fiscal 2018 and 35% for fiscal 2017 and 2016) to the income tax provision is as follows:

	Fiscal year ended March 31,
	2018	2017	2016
United States statutory income tax expense	$75,196	$74,444	$63,678
Increase (decrease) resulting from:
Impact of Tax Act	83,400	—	—
State income taxes, net of federal effect	3,146	3,677	3,282
Nondeductible expenses, domestic manufacturing deduction and other	1,078	1,993	(1,407)
Legal proceedings charge - European Competition Investigations - See Note 18	—	7,873	668
Goodwill impairment - See Note 5	—	3,812	6,475
Effect of foreign operations	(35,048)	(39,377)	(28,845)
Valuation allowance	(9,279)	2,050	6,262
Income tax expense	$118,493	$54,472	$50,113

The effective income tax rates for the fiscal years ended March 31, 2018, 2017 and 2016 were 49.7%, 25.6% and 27.5%, respectively. The effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of its consolidated income before taxes. The increase in the effective income tax rate in fiscal 2018 is primarily due to the Tax Act.

In fiscal 2018, the foreign effective income tax rate on foreign pre-tax income of $163,886 was 5.2%. In fiscal 2017, the foreign effective income tax rate on foreign pre-tax income of $132,259 was 13.5% and in fiscal 2016, the foreign effective income tax rate on foreign pre-tax income of $117,702 was 16.9%. The rate decrease in fiscal 2018 compared to fiscal 2017 is primarily due to the reversal of previously recognized deferred tax valuation allowances related to certain of the Company’s foreign subsidiaries in fiscal 2018, decreases due to non-deductible goodwill impairment charges and non-deductible legal proceedings charge related to the European competition investigation in fiscal 2017, and changes in the mix of earnings among tax jurisdictions. The rate decrease in fiscal 2017 compared to fiscal 2016 is primarily due to changes in the mix of earnings among tax jurisdictions and a decrease in non-deductible goodwill impairment charges compared to fiscal 2016, partially offset by an increase in non-deductible legal proceedings charge relating to the European competition investigation in fiscal 2017 compared to fiscal 2016.

Income from the Company's Swiss subsidiary comprised a substantial portion of its overall foreign mix of income for the fiscal years ended March 31, 2018, 2017 and 2016 and was taxed at approximately 8%, 5% and 7%, respectively.

The Company has approximately $1,126,000 and $960,000 of undistributed earnings of foreign subsidiaries for fiscal years 2018 and 2017, respectively. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the Transition Tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Fiscal year ended March 31,
	2018	2017	2016
Balance at beginning of year	$1,450	$2,375	$4,112
Increases related to current year tax positions	397	252	422
Increases related to prior year tax positions	11	31	470
Decreases related to prior tax positions due to foreign currency translation	—	(352)	—
Decreases related to prior year tax positions settled	(1)	(678)	(2,315)
Lapse of statute of limitations	(289)	(178)	(314)
Balance at end of year	$1,568	$1,450	$2,375

All of the balance of unrecognized tax benefits at March 31, 2018, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

While the net effect on total unrecognized tax benefits cannot be reasonably estimated, approximately $480 is expected to reverse in fiscal 2019 due to expiration of various statute of limitations.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2018 and 2017, the Company had an accrual of $116 and $112, respectively, for interest and penalties.

14. Retirement Plans

Defined Benefit Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2018, 2017 and 2016, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2018	2017	2016	2018	2017	2016
Service cost	$—	$371	$482	$1,025	$871	$820
Interest cost	658	664	682	1,795	1,848	1,904
Expected return on plan assets	(496)	(816)	(855)	(2,264)	(1,875)	(2,247)
Amortization and deferral	303	453	481	1,468	978	1,249
Curtailment loss	—	—	313	—	—	—
Net periodic benefit cost	$465	$672	$1,103	$2,024	$1,822	$1,726

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2018	2017	2018	2017
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$16,682	$17,649	$74,478	$69,134
Service cost	—	371	1,025	871
Interest cost	658	664	1,795	1,848
Benefits paid, inclusive of plan expenses	(1,037)	(1,057)	(2,153)	(1,982)
Plan curtailments and settlements	—	—	(52)	(17)
Actuarial (gains) losses	410	(945)	(2,705)	11,863
Foreign currency translation adjustment	—	—	9,645	(7,239)
Benefit obligation at the end of the period	$16,713	$16,682	$82,033	$74,478

Change in plan assets
Fair value of plan assets at the beginning of the period	$12,731	$11,839	$34,323	$32,314
Actual return on plan assets	1,731	1,455	688	6,669
Employer contributions	503	494	1,865	1,640
Benefits paid, inclusive of plan expenses	(1,037)	(1,057)	(2,153)	(1,982)
Plan curtailments and settlements	—	—	(52)	(17)
Foreign currency translation adjustment	—	—	4,086	(4,301)
Fair value of plan assets at the end of the period	$13,928	$12,731	$38,757	$34,323
Funded status deficit	$(2,785)	$(3,951)	$(43,276)	$(40,155)

	March 31,
	2018	2017
Amounts recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$46
Accrued expenses	(1,657)	(1,222)
Other liabilities	(44,404)	(42,930)
	$(46,061)	$(44,106)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2018, 2017 and 2016:

	Fiscal year ended March 31,
	2018	2017	2016
Amounts recorded in AOCI before taxes:
Prior service cost	$(385)	$(377)	$(445)
Net loss	(27,762)	(28,475)	(26,628)
Net amount recognized	$(28,147)	$(28,852)	$(27,073)

	Fiscal year ended March 31,
	2018	2017	2016
Changes in plan assets and benefit obligations:
New prior service cost	$—	$—	$—
Net loss (gain) arising during the year	(1,953)	5,485	(988)
Effect of exchange rates on amounts included in AOCI	3,019	(2,275)	142
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(46)	(42)	(382)
Amortization or settlement recognition of net loss	(1,725)	(1,389)	(1,661)
Total recognized in other comprehensive (income) loss	$(705)	$1,779	$(2,889)

The amounts included in AOCI as of March 31, 2018 that are expected to be recognized as components of net periodic pension cost (before tax) during the next twelve months are as follows:

Prior service cost	$(48)
Net loss	(1,483)
Net amount expected to be recognized	$(1,531)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2018	2017	2018	2017
All defined benefit plans:
Accumulated benefit obligation	$16,713	$16,682	$77,724	$70,801
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$33,124	$28,623
Accumulated benefit obligation	—	—	31,270	27,220
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$16,713	$16,682	$82,033	$73,920
Fair value of plan assets	13,928	12,731	38,757	33,719
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$16,713	$16,682	$81,253	$73,920
Accumulated benefit obligation	16,713	16,682	77,021	70,281
Fair value of plan assets	13,928	12,731	37,986	33,719

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the U.S. and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2018	2017	2016	2018	2017	2016
Discount rate	4.1%	3.9%	3.8%	1.5-3.5%	1.8-3.7%	1.25-3.4%
Expected return on plan assets	6.8	7.0	7.0	3.6-6.3	3.3-6.5	3.2-6.5
Rate of compensation increase	N/A	N/A	N/A	1.5-4.0	1.5-4.0	1.5-3.75

N/A = not applicable

Significant assumptions used to determine the projected benefit obligations for the U.S. and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2018	2017	2018	2017
Discount rate	3.9%	4.1%	1.4-3.3%	1.5-3.5%
Rate of compensation increase	N/A	N/A	1.8-4.0	1.5-4.0

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

Equity investments are maintained within a target range of 40% - 75% of the total portfolio market value for the U.S. plans and with a target of approximately 65% for international plans. Investments in debt securities include issues of various maturities, and the average quality rating of bonds should be investment grade with a minimum quality rating of “B” at the time of purchase.

The Company periodically reviews the asset allocation of its portfolio. The proportion committed to equities, debt securities and cash and cash equivalents is a function of the values available in each category and risk considerations. The plan’s overall return will be compared to and is expected to meet or exceed established benchmark funds and returns over a three to five year period.

The objectives of the Company’s investment strategies are: (a) the achievement of a reasonable long-term rate of total return consistent with an emphasis on preservation of capital and purchasing power, (b) stability of annual returns through a portfolio that reflects a conservative mix of risk versus return, and (c) reflective of the Company’s willingness to forgo significantly above-average rewards in order to minimize above-average risks. These objectives may not be met each year but should be attained over a reasonable period of time.

The following table represents the Company's pension plan investments measured at fair value as of March 31, 2018 and 2017 and the basis for that measurement:

	March 31, 2018
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$891	$891	$—	$—	$49	$49	$—	$—
Equity securities
US(a)	9,864	9,864	—	—	—	—	—	—
International(b)	—	—	—	—	25,768	—	25,768	—
Fixed income(c)	3,173	3,173	—	—	12,940	—	12,940	—
Total	$13,928	$13,928	$—	$—	$38,757	$49	$38,708	$—

	March 31, 2017
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$305	$305	$—	$—	$88	$88	$—	$—
Equity securities
US(a)	8,363	8,363	—	—	—	—	—	—
International(b)	1,050	1,050	—	—	22,727	—	22,727	—
Fixed income(c)	3,013	3,013	—	—	11,508	—	11,508	—
Total	$12,731	$12,731	$—	$—	$34,323	$88	$34,235	$—

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

(c)	Fixed income consists primarily of investment grade bonds from diversified industries.

The Company expects to make cash contributions of approximately $2,590 to its pension plans in fiscal 2018.

Estimated future benefit payments under the Company’s pension plans are as follows:

2019	$3,035
2020	2,881
2021	3,430
2022	3,515
2023	3,952
Years 2024-2028	23,066

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. Eligible employees can contribute a portion of their pre-tax and/or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and /or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2018, 2017 and 2016 were $8,931, $7,447 and $6,730, respectively.

15. Stockholders’ Equity and Noncontrolling Interests

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2018 and 2017, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following summarizes the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2016, 2017 and 2018, respectively:

Shares outstanding as of March 31, 2015	44,068,588
Purchase of treasury stock	(3,216,654)
Shares issued from treasury stock to settle conversion premium on Convertible Notes	1,889,431
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	448,137
Shares outstanding as of March 31, 2016	43,189,502
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	258,034
Shares outstanding as of March 31, 2017	43,447,536
Purchase of treasury stock	(1,756,831)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	224,295
Shares outstanding as of March 31, 2018	41,915,000

Treasury Stock

In fiscal 2018, the Company purchased 1,756,831 shares of its common stock for $121,191. Of the shares purchased, 1,495,714 were acquired through an accelerated share repurchase program (“ASR”) for a total cash investment of $100,000 at an average price of $66.86. There were no repurchases of common stock during fiscal 2017. In fiscal 2016, the Company purchased 3,216,654 shares of its common stock for $178,244. Of the shares purchased in fiscal 2016, 2,961,444 were acquired through an ASR for a total cash investment of $166,392 at an average price of $56.19. At March 31, 2018 and 2017, the Company held 12,680,105 and 10,923,274 shares as treasury stock, respectively.

Treasury Stock Reissuance

In fiscal 2016, the Company settled the conversion premium on the Convertible Notes by issuing 1,889,431 shares from its treasury stock. The reissuance was recorded on a last-in, first-out method, and the difference between the repurchase cost and the fair value at reissuance was recorded as an adjustment to stockholders' equity.

Accumulated Other Comprehensive Income (“AOCI”)

The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2018
Pension funded status adjustment	$(25,555)	$1,692	$1,360	$(22,503)
Net unrealized gain (loss) on derivative instruments	1,975	(2,868)	(2,532)	(3,425)
Foreign currency translation adjustment	(129,244)	113,455	—	(15,789)
Accumulated other comprehensive loss	$(152,824)	$112,279	$(1,172)	$(41,717)
March 31, 2017
Pension funded status adjustment	$(21,861)	$(4,659)	$965	$(25,555)
Net unrealized gain (loss) on derivative instruments	388	5,523	(3,936)	1,975
Foreign currency translation adjustment	(75,876)	(53,368)	—	(129,244)
Accumulated other comprehensive loss	$(97,349)	$(52,504)	$(2,971)	$(152,824)
March 31, 2016
Pension funded status adjustment	$(23,719)	$298	$1,560	$(21,861)
Net unrealized gain (loss) on derivative instruments	(95)	(4,027)	4,510	388
Foreign currency translation adjustment	(85,161)	9,285	—	(75,876)
Accumulated other comprehensive (loss) income	$(108,975)	$5,556	$6,070	$(97,349)

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(3,142)	Cost of goods sold
Tax expense	610
Net unrealized gain on derivative instruments, net of tax	$(2,532)

Defined benefit pension costs:
Prior service costs and deferrals	$1,771	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 14
Tax benefit	(411)
Net periodic benefit cost, net of tax	$1,360

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(6,236)	Cost of goods sold
Tax expense	2,300
Net unrealized gain on derivative instruments, net of tax	$(3,936)

Defined benefit pension costs:
Prior service costs and deferrals	$1,431	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 14
Tax benefit	(466)
Net periodic benefit cost, net of tax	$965

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2016:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$7,144	Cost of goods sold
Tax benefit	(2,634)
Net unrealized loss on derivative instruments, net of tax	$4,510

Defined benefit pension costs:
Prior service costs and deferrals	$2,043	Net periodic benefit cost, included in cost of goods sold and operating expenses - See Note 14
Tax benefit	(483)
Net periodic benefit cost, net of tax	$1,560

Redeemable Noncontrolling Interests

The following demonstrates the change in redeemable noncontrolling interests during the fiscal years ended March 31, 2016, 2017 and 2018, respectively:

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

In fiscal 2017, the Company deconsolidated its joint venture in South Africa and the impact of this deconsolidation was reflected in the Consolidated Statements of Income. As a result, the Company has no redeemable noncontrolling interest on its Consolidated Balance Sheet as of March 31, 2018 and 2017.

16. Stock-Based Compensation

As of March 31, 2018, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market share units and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2017 EIP. Shares subject to stock option or stock appreciation right awards, that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of such awards, shall not be available for future grant under the 2017 EIP.

As of March 31, 2018, 3,916,468 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

During fiscal 2018, the Company granted to management and other key employees 169,703 non-qualified options that vest ratably over 3 years from the date of grant. Options granted prior to fiscal 2018, as well as the options granted in fiscal 2018 expire 10 years from the date of grant.

The Company recognized stock-based compensation expense relating to stock options of $2,741, with a related tax benefit of $700 for fiscal 2018, stock-based compensation expense of $1,705 with a related tax benefit of $457 for fiscal 2017 and stock-based compensation of $1,419 with a related tax benefit of $477 for fiscal 2016.

For purposes of determining the fair value of stock options granted, the Company used a Black-Scholes Model with the following assumptions:

	2018	2017	2016
Risk-free interest rate	2.08%	1.41%	1.79%
Dividend yield	0.84%	1.22%	1.02%
Expected life (years)	6	6	6
Volatility	29.18%	30.4%	32.75%

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2015	102,817	7.0	$55.86	$1,291
Granted	127,966		68.40	—
Exercised	(11,986)		14.64	639
Expired	(8,500)		13.76	437
Options outstanding as of March 31, 2016	210,297	8.5	$67.54	$218
Granted	242,068		57.60	—
Exercised	(263)		18.25	12
Expired	(434)		18.25	15
Options outstanding as of March 31, 2017	451,668	8.4	$62.29	$7,520
Granted	169,703		83.14	—
Exercised	(62,197)		63.44	1,132
Forfeited	(11,495)		70.22	75
Expired	(2,089)		18.25	137
Options outstanding as of March 31, 2018	545,590	8.0	$68.65	$2,679
Options exercisable as of March 31, 2018	183,347	7.2	$65.11	$806
Options vested and expected to vest, as of March 31, 2018	537,237	8.0	$68.56	$2,644

The following table summarizes information regarding stock options outstanding as of March 31, 2018:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$55.00-$60.00	218,405	8.1	$57.60
$65.01-$70.00	163,160	6.8	$68.86
$80.01-$83.14	164,025	9.1	$83.14
	545,590	8.0	$68.65

Restricted Stock Units and Market Share Units

In fiscal 2018, the Company granted to non-employee directors 33,408 deferred restricted stock units at the fair value of $46.24 per restricted stock unit at the date of grant. In fiscal 2017, such grants amounted to 25,708 restricted stock units at the fair value of $69.97 per restricted stock unit at the date of grant and in fiscal 2016, such grants amounted to 28,970 restricted stock units at the fair value of $55.32 per restricted stock unit at the date of grant. The awards vest immediately upon the date of grant and are settled in shares of common stock six months after termination of service as a director.

In fiscal 2018, the Company also granted to non-employee directors, 1,345 restricted stock units and in fiscal 2017 and 2016, granted 1,239 and 565 restricted stock units, respectively, at fair values of $73.39, $65.88 and $62.62, for fiscal 2018, 2017 and 2016, respectively, under the deferred compensation plan.

In fiscal 2018, the Company granted to management and other key employees 161,229 restricted stock units at the fair value of $83.14 per restricted stock unit and 60,187 performance market share units at a weighted average fair value of $105.74 per unit at the date of grant.

In fiscal 2017, the Company granted to management and other key employees 237,358 restricted stock units at the fair value of $57.60 per restricted stock unit and 83,720 performance market share units at a weighted average fair value of $70.79 per market share unit at the date of grant.

In fiscal 2016, the Company granted to management and other key employees 120,287 restricted stock units at a fair value of $68.40 per restricted stock unit and 212,635 market share units at a weighted average fair value of $59.94 per market share unit at the date of grant.

For purposes of determining the fair value of performance market share units granted in fiscal 2018 and fiscal 2017, and market share units in fiscal 2016, the Company used a Monte Carlo Simulation with the following assumptions:

	2018	2017	2016
Risk-free interest rate	1.57%	0.94%	1.00%
Dividend yield	—%	—%	—%
Expected life (years)	3	3	3
Volatility	27.49%	31.74%	25.52%

A summary of the changes in restricted stock units, performance market share units and market share units awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2018 is presented below:

	Restricted Stock Units (RSU)		Performance Market Share Units and Market Share Units (MSU)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of MSU	Weighted- Average Grant Date Fair Value
Non-vested awards as of March 31, 2017	600,275	$51.96	449,141	$65.41
Granted	195,982	74.78	60,187	105.74
Stock dividend	6,203	56.99	3,451	70.19
Performance factor	—	—	13	83.92
Vested	(151,458)	60.36	(142,426)	70.21
Canceled	(17,251)	68.77	(20,430)	69.10
Non-vested awards as of March 31, 2018	633,751	$56.60	349,936	$70.22

The Company recognized stock-based compensation expense relating to restricted stock units and market share units of $16,712, with a related tax benefit of $3,325 for fiscal 2018, $17,480, with a related tax benefit of $4,210 for fiscal 2017 and $18,184, with a related tax benefit of $4,446 for fiscal 2016.

All Award Plans

As of March 31, 2018, unrecognized compensation expense associated with the non-vested equity awards outstanding was $35,772 and is expected to be recognized over a weighted-average period of 22 months.

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2018	2017	2016
Net earnings attributable to EnerSys stockholders	$119,594	$160,214	$136,150
Weighted-average number of common shares outstanding:
Basic	42,612,036	43,389,333	44,276,713
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	507,820	623,210	644,036
Convertible Notes	—	—	553,381
Diluted weighted-average number of common shares outstanding	43,119,856	44,012,543	45,474,130
Basic earnings per common share attributable to EnerSys stockholders	$2.81	$3.69	$3.08
Diluted earnings per common share attributable to EnerSys stockholders	$2.77	$3.64	$2.99
Anti-dilutive equity awards not included in diluted weighted-average common shares	59,482	1,295	—

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. As of March 31, 2018 and March 31, 2017, the Company had a reserve balance of $2,326 and $1,830, respectively, relating to certain ancillary matters associated with the Belgian regulatory proceeding. The change in the reserve balance between March 31, 2018 and March 31, 2017 was due to foreign currency translation impact.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14,811, which was paid in July 2017. As of March 31, 2018 and March 31, 2017, the Company had a reserve balance of $0 and $13,463, respectively, relating to this matter. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business, which constitutes the remaining portion of the previously disclosed German proceeding. The Company is appealing this decision, including payment of the proposed fine of $12,322, and believes that the reserve power matter does not, based on current facts and circumstances known to management, require an accrual. The Company is not required to escrow any portion of this fine during the appeal process.

In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11,229, which was paid in August 2017. As of March 31, 2018 and March 31, 2017, the Company had a reserve balance of $0 and $10,258, respectively, relating to the Dutch regulatory proceeding.

As of March 31, 2018 and March 31, 2017, the Company had a total reserve balance of $2,326 and $25,551, respectively, in connection with these investigations and other related legal matters, included in accrued expenses on the Consolidated Balance Sheets. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility which was $1,109 and $1,123 as of March 31, 2018 and 2017, respectively. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Collective Bargaining

At March 31, 2018, the Company had approximately 9,600 employees. Of these employees, approximately 27% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that did not exceed twelve months were approximately 6% of the total workforce. The average term of these agreements is 2 years, with the longest term being 3 years. The Company considers its employee relations to be good and did not experience any significant labor unrest or disruption of production during fiscal 2018.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 12 - Derivative Financial Instruments for more details.

Other

The Company has various purchase and capital commitments incidental to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

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

During fiscal 2016, the Company announced restructurings to improve efficiencies primarily related to its motive power assembly and distribution center in Italy and its sales and administration organizations in EMEA. In addition, the Company announced a further restructuring related to its manufacturing operations in Europe. The program was completed during the third quarter of fiscal 2018. Total charges for this program were $6,568, primarily for cash expenses of $6,161 for employee severance payments of approximately 130 employees and other charges of $407. In fiscal 2016, 2017 and 2018, the Company recorded restructuring charges of $5,232, $1,251 and $85, respectively. In fiscal 2016, 2017 and 2018 the Company incurred costs against the accrual of $2,993, $3,037 and $499, respectively.

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

During fiscal 2017, the Company announced restructuring programs to improve efficiencies primarily related to its motive power production in EMEA. The Company estimates that the total charges for these actions will amount to approximately $4,700, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 45 employees upon completion. During fiscal 2017, the Company recorded restructuring charges of $3,104 and an additional $1,610 during fiscal 2018. The Company incurred $749 in costs against the accrual in fiscal 2017 and an additional $2,403 during fiscal 2018. As of March 31, 2018, the reserve balance associated with these actions is $1,790. The Company does not expect to be committed to additional restructuring charges related to this action, which is expected to be completed in fiscal 2019.

During fiscal 2017, the Company announced restructurings primarily to complete the transfer of equipment and clean-up of its manufacturing facility located in Jiangdu, the People’s Republic of China, which stopped production during the first quarter of fiscal 2016. This program was completed during the fourth quarter of fiscal 2018. The total cash charges for these actions amounted to $991. During fiscal 2017, the Company recorded restructuring charges of $779 and an additional $212 during fiscal 2018. The Company incurred $648 in costs against the accrual in fiscal 2017 and an additional $341 during fiscal 2018.

During fiscal 2018, the Company announced restructuring programs to improve efficiencies primarily related to supply chain, manufacturing and general operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,400, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 85 employees upon completion. During fiscal 2018, the Company recorded non-cash restructuring charges of $69 and cash charges of $2,260 and incurred $1,350 in costs against the accrual. As of March 31, 2018, the reserve balance associated with these actions is $911. The Company expects to be committed to an additional $5,100 in restructuring charges related to this action, which it expects to complete in fiscal 2020.

During the second quarter of fiscal 2018, the Company completed the sale of its Cleveland, Ohio facility and recorded a non-cash loss on the sale of the building of $210 and other cash charges of $75. The Cleveland facility ceased charger production in fiscal 2017.

During fiscal 2018, the Company announced a restructuring program to improve efficiencies of its general operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $1,000, from cash charges for employee severance-related payments to approximately 60 salaried employees. During fiscal 2018, the Company recorded restructuring charges of $960 and incurred $755 in costs against the accrual. As of March 31, 2018, the reserve balance associated with this action is $208. The Company expects to complete this action in fiscal 2019.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2015	$2,966	$854	$3,820
Accrued	8,859	419	9,278
Accrual adjustments	—	(414)	(414)
Costs incurred	(8,817)	(872)	(9,689)
Foreign currency impact and other	(44)	38	(6)
Balance at March 31, 2016	$2,964	$25	$2,989
Accrued	4,566	742	5,308
Costs incurred	(4,754)	(604)	(5,358)
Foreign currency impact and other	(108)	(19)	(127)
Balance at March 31, 2017	$2,668	$144	$2,812
Accrued	4,757	445	5,202
Costs incurred	(4,849)	(574)	(5,423)
Foreign currency impact and other	317	1	318
Balance at March 31, 2018	$2,893	$16	$2,909

Other Exit Charges

During fiscal 2018, the Company wrote off $3,457 of inventories, relating to the closing of its Cleveland, Ohio charger manufacturing facility, which is reported in cost of goods sold.

During fiscal 2017, the Company recorded exit charges of $3,292 related to the South Africa joint venture, consisting of cash charges of $2,575 primarily relating to severance and non-cash charges of $717. Included in the non-cash charges are $2,157 relating to the inventory adjustment which is reported in cost of goods sold, partially offset by a credit of $1,099 relating to a change in estimate of contract losses and a $341 gain on deconsolidation of the joint venture. Weakening of the general economic environment in South Africa, reflecting the limited growth in the mining industry, affected the joint venture’s ability to compete effectively in the marketplace and consequently, the Company initiated an exit plan in consultation with its joint venture partner in the second quarter of fiscal 2017. The joint venture is currently under liquidation, which resulted in a loss of control and deconsolidation of the joint venture. The impact of the deconsolidation has been reflected in the Consolidated Statements of Income and was deemed not material.

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

	Fiscal year ended March 31,
	2018	2017	2016
Balance at beginning of year	$46,116	$48,422	$39,810
Current year provisions	21,706	17,852	19,735
Costs incurred	(18,820)	(15,945)	(13,998)
Foreign currency translation adjustment	1,600	(4,213)	2,875
Balance at end of year	$50,602	$46,116	$48,422

21. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2018	2017	2016
Foreign exchange transaction losses (gains)	$5,499	$(662)	$5,425
Other	556	1,631	294
Total	$6,055	$969	$5,719

22. Business Segments

Summarized financial information related to the Company’s reportable segments at March 31, 2018, 2017 and 2016 and for each of the fiscal years then ended is shown below.

	Fiscal year ended March 31,
	2018	2017	2016
Net sales by segment to unaffiliated customers
Americas	$1,429,888	$1,332,353	$1,276,027
EMEA	849,420	763,013	787,402
Asia	302,583	271,783	252,820
Total net sales	$2,581,891	$2,367,149	$2,316,249
Net sales by product line
Reserve power	$1,247,900	$1,142,327	$1,109,154
Motive power	1,333,991	1,224,822	1,207,095
Total net sales	$2,581,891	$2,367,149	$2,316,249
Intersegment sales
Americas	$29,513	$26,039	$32,984
EMEA	133,164	93,150	78,812
Asia	23,375	22,584	23,590
Total intersegment sales(1)	$186,052	$141,773	$135,386
Operating earnings
Americas	$189,001	$191,500	$182,774
EMEA	76,672	76,425	75,666
Asia	12,647	14,994	570
Inventory adjustment relating to exit activities—Americas	(3,457)	—	—
Inventory adjustment relating to exit activities—EMEA	—	(2,157)	—
Restructuring charges—Americas	(1,246)	(892)	(2,058)
Restructuring and other exit charges—EMEA	(4,023)	(5,487)	(9,501)
Restructuring charges—Asia	(212)	(781)	(1,419)
Impairment of goodwill and indefinite-lived intangibles—Americas	—	(9,346)	(32,999)
Impairment of goodwill, indefinite-lived intangibles and fixed assets—EMEA	—	(4,670)	(3,253)
Reversal of legal accrual, net of fees—Americas	—	—	799
Legal proceedings charge—EMEA	—	(23,725)	(4,000)
Gain on sale of facility—Asia	—	—	3,420
Total operating earnings(2)	$269,382	$235,861	$209,999
Property, plant and equipment, net
Americas	$210,998	$190,169	$177,720
EMEA	118,263	100,042	112,839
Asia	60,999	58,338	66,850
Total	$390,260	$348,549	$357,409
Capital Expenditures
Americas	$46,905	$34,809	$39,127
EMEA	18,392	13,733	12,625
Asia	4,535	1,530	4,128
Total	$69,832	$50,072	$55,880
Depreciation and Amortization
Americas	$30,421	$30,204	$31,070
EMEA	16,198	15,693	16,337
Asia	7,698	8,048	8,587
Total	$54,317	$53,945	$55,994

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 49.2%, 50.0% and 51.0% for fiscal years ended March 31, 2018, 2017 and 2016, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2018 and 2017, were $176,144 and $156,828, respectively. No single country, outside the United States, accounted for more than 5% of the consolidated net sales or net property, plant and equipment and, therefore, was deemed not material for separate disclosure.

23. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2018 ended on July 2, 2017, October 1, 2017, December 31, 2017, and March 31, 2018, respectively. The four quarters in fiscal 2017 ended on July 3, 2016, October 2, 2016, January 1, 2017, and March 31, 2017, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2018
Net sales	$622,625	$617,289	$658,935	$683,042	$2,581,891
Gross profit	163,097	159,874	166,965	167,004	656,940
Operating earnings(1)(3)	69,611	63,990	68,440	67,341	269,382
Net earnings (loss)(8)	48,322	43,151	(25,779)	54,139	119,833
Net earnings (loss) attributable to EnerSys stockholders	48,201	43,222	(25,847)	54,018	119,594
Net earnings (loss) per common share attributable to EnerSys stockholders—basic	$1.11	$1.01	$(0.61)	$1.29	$2.81
Net earnings (loss) per common share attributable to EnerSys stockholders—diluted	$1.09	$1.00	$(0.61)	$1.27	$2.77
Fiscal year ended March 31, 2017
Net sales	$600,603	$576,048	$563,697	$626,801	$2,367,149
Gross profit	166,334	161,295	155,884	167,112	650,625
Operating earnings(2)(4)(5)(6)(7)	66,032	62,909	55,023	51,897	235,861
Net earnings	44,619	42,793	37,095	33,716	158,223
Net earnings attributable to EnerSys stockholders	44,573	45,636	36,235	33,770	160,214
Net earnings per common share attributable to EnerSys stockholders—basic	$1.03	$1.05	$0.83	$0.78	$3.69
Net earnings per common share attributable to EnerSys stockholders—diluted	$1.02	$1.04	$0.82	$0.76	$3.64

(1)	Included in Operating earnings were inventory adjustment relating to exit activities of $3,457 in the fourth quarter of fiscal 2018.

(2)	Included in Operating earnings were inventory adjustment relating to exit activities of $2,659 and $(502) in the second and third quarters of fiscal 2017, respectively.

(3)	Included in Operating earnings were restructuring and other exit charges of $833, $1,776, $1,808 and $1,064 for the first, second, third and fourth quarters of fiscal 2018, respectively.

(4)	Included in Operating earnings were restructuring and other exit charges of $1,297, $4,893, $(1,153) and $2,123 for the first, second, third and fourth quarters of fiscal 2017, respectively.

(5)	Included in Operating earnings for the fourth quarter of fiscal 2017 was a charge relating to the impairment of goodwill for $12,216.

(6)	Included in Operating earnings for the fourth quarter of fiscal 2017 was a charge relating to the impairment of indefinite-lived intangibles for $1,800.

(7)	Included in Operating earnings were legal proceedings charge of $17,000 and $6,725 for the third and fourth quarters of fiscal 2017, respectively.

(8)	Included in net earnings (loss) was tax expense of $77,347 and $4,106 for the third and fourth quarters of fiscal 2018, respectively, on account of the Tax Act.

24. Subsequent Events

On May 16, 2018, the Company announced the payment of a quarterly cash dividend of $0.175 per share of common stock to be paid on June 29, 2018, to stockholders of record as of June 15, 2018.

SCHEDULE II

EnerSys
Valuation and Qualifying Accounts
(In Thousands)

Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions Charged to Expense	Write-Offs net of recoveries	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2016	$7,562	$4,749	$(649)	$(269)	$11,393
Fiscal year ended March 31, 2017	11,393	1,794	(173)	(352)	12,662
Fiscal year ended March 31, 2018	12,662	822	(1,400)	559	12,643

Tax Valuation Allowance

	Balance at Beginning of Period	Additions Charged to Expense	Valuation Allowance Reversal	Other(1) (2)	Balance at End of Period
Deferred tax asset—valuation allowance:
Fiscal year ended March 31, 2016	$20,063	$6,670	$(361)	$(956)	$25,416
Fiscal year ended March 31, 2017	25,416	4,305	(2,255)	(413)	27,053
Fiscal year ended March 31, 2018	27,053	4,853	(14,132)	(2,519)	15,255

(1)	Primarily the impact of currency changes.

(2)	In fiscal 2018, “Other” also included an offset to adjustments to foreign net operating losses for which a full valuation allowance was recorded.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2018.

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

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,877,814	(1)	$68.56	(2)	3,916,468
Equity compensation plans not approved by security holders	—		—		—
Total	1,877,814		$68.56		3,916,468

(1)	Assumes a 200% payout of market share units and performance market share units.

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
3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to EnerSys"’ Registration Statement on Form S-1 (File No. 001-32253) filed on February 6, 2013).

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

4.3	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.3 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

10.1
Credit Agreement, dated as of August 4, 2017, among EnerSys, certain other borrowers and guarantors identified therein, Bank of America, N.A., as administrative agent, swing line lender and Letters of Credit issuer, and other lenders party thereto (incorporated herein by reference to Exhibit 10.4 of EnerSys’ Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 001-32253) filed with the SEC on August 9, 2017).

10.2
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

10.4	EnerSys 2013 Management Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 27, 2013).

10.5
Second Amended and Restated EnerSys 2010 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 23, 2016).

Exhibit Number	Description of Exhibit

10.6
EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.7	Form of Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

10.8	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

10.9
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

10.11
Form of Restricted Stock Unit Agreement – Employees and Senior Executives – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.12
Form of Deferred Stock Unit Agreement – Non-Employee Directors – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.13	Form of Severance Agreement, (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 28, 2013).

10.14
Form of Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013).

10.15
Form of Market Share Restricted Stock Unit Agreement – Employees – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2013 (File No. 001-32253) filed on May 28, 2013).

10.16
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.17
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.18
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.19
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.20
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

Exhibit Number	Description of Exhibit
10.20
Form of Indemnification Agreement - Directors and Officers (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 28, 2014).

10.21
Form of Indemnification Agreement - Directors and Officers (incorporated by reference to Exhibit 10.26 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2017 (File No. 001-32253) filed on May 30, 2017).

10.22
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.23
Form of Stock Option Agreement - Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.24
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.25
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.26
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.27
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

10.30
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to EnerSys’ Quarterly Report on Form 10-Q for the period ended September 27, 2015 (File No. 001-32253) filed on November 2, 2015).

10.31
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

10.33
Form of Performance Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.34
Employment Agreement, dated December 21, 2015, between EH Europe GmbH and Holger P. Aschke (incorporated by reference to Exhibit 10.49 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

Exhibit Number	Description of Exhibit
10.35
Employment Agreement, dated April 1, 2016, between EnerSys Reserve Power Pte Ltd. and Myles Jones (incorporated by reference to Exhibit 10.41 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2017 (File No. 001-32253) filed on May 30, 2017).

10.36
Form of letter agreement, dated June 7, 2017, between EnerSys and David M. Shaffer (incorporated herein by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on June 12, 2017).

10.37
Form of letter agreement, dated June 7, 2017, between EnerSys and an executive officer (incorporated herein by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on June 12, 2017).

10.38
Form of Deferred Stock Unit Agreement - Non-Employee Directors - 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 of EnerSys’ Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 001-32253) filed with the SEC on August 9, 2017).

10.39	EnerSys 2017 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 19, 2017).

11.1	Statement regarding Computation of Per Share Earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Information required to be presented in Exhibit 11 is provided in Note 17 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ DAVID M. SHAFFER
May 30, 2018		David M. Shaffer Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAVID M. SHAFFER	Chief Executive Officer	May 30, 2018
David M. Shaffer

/s/ MICHAEL J. SCHMIDTLEIN	Chief Financial Officer	May 30, 2018
Michael J. Schmidtlein

/s/ KERRY M. KANE	Vice President and Corporate Controller (Principal Accounting Officer)	May 30, 2018
Kerry M. Kane

/s/ HWAN-YOON F. CHUNG	Director	May 30, 2018
Hwan-yoon F. Chung

/s/ NELDA J. CONNORS	Director	May 30, 2018
Nelda J. Connors

/s/ HOWARD I. HOFFEN	Director	May 30, 2018
Howard I. Hoffen

/s/ ARTHUR T. KATSAROS	Director	May 30, 2018
Arthur T. Katsaros

/s/ JOHN F. LEHMAN	Director	May 30, 2018
John F. Lehman

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED)	Director	May 30, 2018
General Robert Magnus, USMC (Retired)

/s/ DENNIS S. MARLO	Director	May 30, 2018
Dennis S. Marlo

/s/ PAUL J. TUFANO	Director	May 30, 2018
Paul J. Tufano

/s/ RONALD P. VARGO	Director	May 30, 2018
Ronald P. Vargo