Form 10-Q
period 2018-07-01
EnerSys
filed 2018-08-08
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

Common Stock outstanding at August 3, 2018: 42,121,859 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	July 1, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$512,463	$522,118
Accounts receivable, net of allowance for doubtful accounts: July 1, 2018 - $12,064; March 31, 2018 - $12,643	518,362	546,325
Inventories, net	394,191	414,234
Prepaid and other current assets	86,029	56,910
Total current assets	1,511,045	1,539,587
Property, plant, and equipment, net	391,665	390,260
Goodwill	340,976	352,805
Other intangible assets, net	143,335	147,141
Deferred taxes	43,664	44,402
Other assets	12,615	12,730
Total assets	$2,443,300	$2,486,925
Liabilities and Equity
Current liabilities:
Short-term debt	$19,936	$18,341
Accounts payable	239,921	258,982
Accrued expenses	194,177	214,207
Total current liabilities	454,034	491,530
Long-term debt, net of unamortized debt issuance costs	589,348	579,535
Deferred taxes	35,193	33,607
Other liabilities	188,290	181,142
Total liabilities	1,266,865	1,285,814
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at July 1, 2018 and at March 31, 2018	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 54,801,964 shares issued and 42,121,859 shares outstanding at July 1, 2018; 54,595,105 shares issued and 41,915,000 shares outstanding at March 31, 2018	548	546
Additional paid-in capital	484,960	477,288
Treasury stock, at cost, 12,680,105 shares held as of July 1, 2018 and as of March 31, 2018	(560,991)	(560,991)
Retained earnings	1,358,897	1,320,549
Accumulated other comprehensive loss	(112,076)	(41,717)
Total EnerSys stockholders’ equity	1,171,338	1,195,675
Nonredeemable noncontrolling interests	5,097	5,436
Total equity	1,176,435	1,201,111
Total liabilities and equity	$2,443,300	$2,486,925
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	July 1, 2018	July 2, 2017
Net sales	$670,930	$622,625
Cost of goods sold	505,070	459,167
Inventory adjustment relating to exit activities	526	—
Gross profit	165,334	163,458
Operating expenses	99,416	92,653
Restructuring and other exit charges	1,739	833
Operating earnings	64,179	69,972
Interest expense	6,516	5,734
Other (income) expense, net	328	3,272
Earnings before income taxes	57,335	60,966
Income tax expense	11,315	12,644
Net earnings	46,020	48,322
Net earnings attributable to noncontrolling interests	160	121
Net earnings attributable to EnerSys stockholders	$45,860	$48,201
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.09	$1.11
Diluted	$1.08	$1.09
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,012,546	43,450,082
Diluted	42,573,981	44,163,074
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	July 1, 2018	July 2, 2017
Net earnings	$46,020	$48,322
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivative instruments, net of tax	1,005	(3,053)
Pension funded status adjustment, net of tax	300	327
Foreign currency translation adjustment	(72,163)	44,717
Total other comprehensive (loss) gain, net of tax	(70,858)	41,991
Total comprehensive (loss) income	(24,838)	90,313
Comprehensive (loss) income attributable to noncontrolling interests	(339)	87
Comprehensive (loss) income attributable to EnerSys stockholders	$(24,499)	$90,226
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	July 1, 2018	July 2, 2017
Cash flows from operating activities
Net earnings	$46,020	$48,322
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,696	13,199
Write-off of assets relating to exit activities	1,073	—
Derivatives not designated in hedging relationships:
Net losses (gains)	718	(48)
Cash settlements	(699)	(313)
Provision for doubtful accounts	254	545
Deferred income taxes	(195)	(243)
Non-cash interest expense	313	347
Stock-based compensation	4,341	5,230
(Gain) loss on disposal of property, plant, and equipment	(5)	3
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,284	(3,891)
Inventories	(20,345)	(18,280)
Prepaid and other current assets	488	(4,160)
Other assets	(334)	(500)
Accounts payable	(9,577)	(3,352)
Accrued expenses	(13,476)	(15,171)
Other liabilities	20	(69)
Net cash provided by operating activities	25,576	21,619

Cash flows from investing activities
Capital expenditures	(15,539)	(13,102)
Purchase of businesses	—	(2,964)
Proceeds from disposal of property, plant, and equipment	12	64
Net cash used in investing activities	(15,527)	(16,002)

Cash flows from financing activities
Net borrowings on short-term debt	2,953	6,729
Proceeds from 2017 Revolver borrowings	64,000	—
Proceeds from 2011 Revolver borrowings	—	112,050
Repayments of 2017 Revolver borrowings	(54,500)	—
Repayments of 2011 Revolver borrowings	—	(62,050)
Repayments of 2011 Term Loan	—	(3,750)
Option proceeds	6,797	575
Payment of taxes related to net share settlement of equity awards	(3,453)	(7,367)
Purchase of treasury stock	—	(21,191)
Dividends paid to stockholders	(7,371)	(7,595)
Other	54	(17)
Net cash provided by financing activities	8,480	17,384
Effect of exchange rate changes on cash and cash equivalents	(28,184)	19,709
Net (decrease) increase in cash and cash equivalents	(9,655)	42,710
Cash and cash equivalents at beginning of period	522,118	500,329
Cash and cash equivalents at end of period	$512,463	$543,039
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three months ended July 1, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.

The consolidated condensed balance sheet at March 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2018 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 30, 2018 (the “2018 Annual Report”).

EnerSys (the “Company,”) reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2019 end on July 1, 2018, September 30, 2018, December 30, 2018, and March 31, 2019, respectively. The four quarters in fiscal 2018 ended on July 2, 2017, October 1, 2017, December 31, 2017, and March 31, 2018, respectively.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” providing guidance on revenue from contracts with customers that supersedes most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017, with early adoption permissible one year earlier. The standard permits the use of either modified retrospective or full retrospective transition methods.

The Company adopted the ASU on April 1, 2018 using the modified retrospective transition method. Under the modified retrospective transition method, the cumulative effect of applying Topic 606 to all contracts where all revenue has not been completely recognized under previously existing accounting principles that are not completed as of the date of adoption is recorded as an adjustment to the opening balance of retained earnings (if applicable) while the comparative periods are not restated and continue to be reported under the accounting standards in effect for those periods. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings. Concurrent with the adoption of the ASU, the Company has updated its revenue recognition policy as follows:

The Company determines revenue recognition by applying the following steps:

1. identify the contract with a customer;
2. identify the performance obligations in the contract;
3. determine the transaction price;
4. allocate the transaction price to the performance obligations; and
5. recognize revenue as the performance obligations are satisfied.

The Company recognizes revenue when (or as) performance obligations are satisfied by transferring control of the performance obligation to a customer. Control of a performance obligation may transfer to the customer either at a point in time or over time depending on an evaluation of the specific facts and circumstances for each contract, including the terms and conditions of the contract as agreed with the customer, as well as the nature of the products or services to be provided.

The Company's primary performance obligation to its customers is the delivery of finished goods and products, pursuant to purchase orders. Control of the products sold typically transfers to its customers at the point in time when the goods are shipped as this is also when title generally passes to its customers under the terms and conditions of our customer arrangements.

Each customer purchase order sets forth the transaction price for the products and services purchased under that arrangement. Some customer arrangements include variable consideration, such as volume rebates, some of which depend upon our customers meeting specified performance criteria, such as a purchasing level over a period of time. The Company uses judgment to estimate the most likely amount of variable consideration at each reporting date. When estimating variable consideration we also apply judgment when considering the probability of whether a reversal of revenue could occur and only recognize revenue subject to this constraint.

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the first quarter of fiscal 2019 amounted to $35,482.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definitions for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the first quarter of fiscal 2019 amounted to $18,404.

On July 1, 2018, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $65,885, of which, the Company estimates that approximately $45,945 will be recognized as revenue in fiscal 2019, $19,072 in fiscal 2020, $734 in fiscal 2021, $112 in fiscal 2022 and $22 in fiscal 2023.

The Company's typical payment terms are 30 days and sales arrangements do not contain any significant financing component for its customers.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of July 1, 2018, the current and non-current portion of contract liabilities were $9,526 and $6,815, respectively. As of March 31, 2018, the current and non-current portion of contract liabilities were $9,387 and $7,094, respectively. The movement in the balances between March 31, 2018 and July 1, 2018 was not significant. Amounts representing work completed and not billed to customers represent contract assets and were $28,920 and $24,810 as of July 1, 2018 and March 31, 2018, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At July 1, 2018, the right of return asset related to the value of inventory anticipated to be returned from customers was $2,647 and refund liability representing amounts estimated to be refunded to customers was $5,013.

Freight charges billed to customers are included in sales and the related shipping costs are included in cost of sales in the consolidated statements of income. If shipping activities are performed after a customer obtains control of a product, the Company applies a policy election to account for shipping as an activity to fulfill the promise to transfer the product to the customer.

The Company applies a policy election to exclude transaction taxes collected from customers from sales when the tax is both imposed on and concurrent with a specific revenue-producing transaction.

The Company generally provides customers with a product warranty that provides assurance that the products meet standard specifications and are free of defects. The Company maintains a reserve for claims incurred under standard product warranty programs. Performance obligations related to service warranties are not material to the consolidated financial statements.

The Company pays sales commissions to its sales representatives which may be considered as incremental costs to obtain a contract. However, since the recoverability period is less than one year, the Company has utilized the practical expedient to record these costs of obtaining a contract as an expense as they are incurred.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)”, which requires an entity to report the service cost component of pension and other postretirement benefit costs in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and requires the retrospective method to be applied to all periods presented. The Company adopted this guidance effective April 1, 2018. The service cost component of pension expense continues to be recognized in cost of goods sold whereas other components of pension expense have been reclassified to “Other (income) expense, net” in the Condensed Consolidated Statements of Income. The Company reclassified $323 and $361 from “Cost of goods sold” relating to the first quarter of fiscal 2019 and 2018, respectively, to “Other (income) expense, net” in the Condensed Consolidated Statements of Income.

Accounting Pronouncements Issued But Not Adopted as of July 1, 2018

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The new standard will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statements users. However, because the amendment only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

2. Inventories

Inventories, net consist of:

	July 1, 2018	March 31, 2018
Raw materials	$93,767	$92,216
Work-in-process	115,976	136,068
Finished goods	184,448	185,950
Total	$394,191	$414,234

3. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of July 1, 2018 and March 31, 2018, and the basis for that measurement:

	Total Fair Value Measurement July 1, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(102)	$—	$(102)	$—
Foreign currency forward contracts	230	—	230	—
Total derivatives	$128	$—	$128	$—

	Total Fair Value Measurement March 31, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(3,877)	$—	$(3,877)	$—
Foreign currency forward contracts	22	—	22	—
Total derivatives	$(3,855)	$—	$(3,855)	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1, Summary of Significant Accounting Policies to the Company's consolidated financial statements included in its 2018 Annual Report.

The fair values for foreign currency forward contracts are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

Financial Instruments

The fair values of the Company’s cash and cash equivalents approximate carrying value due to their short maturities.

The fair value of the Company’s short-term debt and borrowings under the 2017 Credit Facility (as defined in Note 9), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The Company's 5.00% Senior Notes due 2023 (the “Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of these Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 99% and 102% of face value on July 1, 2018 and March 31, 2018, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at July 1, 2018 and March 31, 2018 were as follows:

	July 1, 2018		March 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$230	$230	$22	$22
Financial liabilities:
Notes (2)	$300,000	$297,000	$300,000	$304,500
Derivatives (1)	102	102	3,877	3,877

(1)	Represents lead and foreign currency forward contracts (see Note 4 for asset and liability positions of the lead and foreign currency forward contracts at July 1, 2018 and March 31, 2018).

(2)	The fair value amount of the Notes at July 1, 2018 and March 31, 2018 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At July 1, 2018 and March 31, 2018, the Company has hedged the price to purchase approximately 58.8 million pounds and 62.9 million pounds of lead, respectively, for a total purchase price of $64,320 and $72,207, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of July 1, 2018 and March 31, 2018, the Company had entered into a total of $57,383 and $54,164, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $3,038 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of July 1, 2018 and March 31, 2018, the notional amount of these contracts was $27,258 and $28,486, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
July 1, 2018 and March 31, 2018

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	July 1, 2018	March 31, 2018	July 1, 2018	March 31, 2018
Prepaid and other current assets
Foreign currency forward contracts	$436	$209	$—	$—
Total assets	$436	$209	$—	$—
Accrued expenses
Lead forward contracts	$102	$3,877	$—	$—
Foreign currency forward contracts	—	—	206	187
Total liabilities	$102	$3,877	$206	$187

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 1, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$515	Cost of goods sold	$1,023
Foreign currency forward contracts	582	Cost of goods sold	(1,237)
Total	$1,097		$(214)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(718)
Total		$(718)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 2, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(814)	Cost of goods sold	$1,803
Foreign currency forward contracts	(2,059)	Cost of goods sold	164
Total	$(2,873)		$1,967

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$48
Total		$48

5. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2019 and 2018 was based on the estimated effective tax rates applicable for the full years ending March 31, 2019 and March 31, 2018, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates, change in tax laws and the amount of the Company's consolidated income before taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. Among the significant changes resulting from the law, the Tax Act reduced the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, and required companies to pay a one-time transition tax on unrepatriated cumulative non-U.S. earnings of foreign subsidiaries and created new taxes on certain foreign sourced earnings. The U.S. federal statutory tax rate for fiscal 2019 is 21.0%.

As of July 1, 2018, the Company has not completed its accounting for the tax effects of enactment of the Tax Act; however, it has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company did not obtain additional information during the quarter affecting the provisional amounts initially recorded for the year ended March 31, 2018. In accordance with Staff Accounting Bulletin 118, these amounts are considered provisional and may be affected by future guidance, if and when issued. The Company’s estimate of its transition tax liability may change when the Company finalizes both the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets.

Beginning in fiscal 2019, the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”), and base-erosion and anti-abuse (“BEAT”) provisions became effective. The GILTI provisions require the Company to include in its US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Due to the complexities of the GILTI tax rules, the Company is continuing to evaluate the application of ASC 740. Under US GAAP, the Company is allowed to make an accounting policy choice of either (1) treating the taxes due on future US inclusions in taxable income as a current-period expense when incurred (“period cost method”) or (2) factoring amounts into a Company’s measurement of its deferred taxes (“deferred method”). As of the first quarter of fiscal 2019, the Company has not elected an accounting policy treatment for which method the Company will utilize for GILTI. Based on existing legislative guidance and interpretation, the Company has estimated the impact on the tax provision of the GILTI inclusion, offset by the related foreign tax credit, and expects the annual effective tax rate to be increased by approximately 2.7%.

FDII allows a new deduction for U.S. corporations up to 37.5% of foreign derived intangible income. This is an export incentive that reduces the tax on foreign derived sales and service income in excess of a base amount to 13.125%. Based upon the existing legislative guidance and interpretation, the Company has estimated the impact on the annual effective tax rate to be decreased by approximately 0.5%.

The BEAT provisions eliminate the deductions of certain base-erosion payments to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect to be subject to BEAT in fiscal 2019.

The consolidated effective income tax rates for the first quarter of fiscal 2019 and 2018 were 19.7% and 20.7%, respectively. The rate decrease in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 is primarily due to changes in the mix of earnings among tax jurisdictions and items related to the Tax Act. The Tax Act items accounted for a net decrease of 2.6% comprised of a 4.8% decrease for the rate change, a 0.5% decrease for the FDII deduction and a 2.7% increase for GILTI inclusion.

Foreign income as a percentage of worldwide income is estimated to be 66% for fiscal 2019 compared to 69% for fiscal 2018. The foreign effective income tax rates for the first quarter of fiscal 2019 and 2018 were 11.8% and 11.6%, respectively. The rate increase compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

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

	Quarter ended
	July 1, 2018	July 2, 2017
Balance at beginning of period	$50,602	$46,116
Current period provisions	4,836	3,091
Costs incurred	(4,381)	(3,196)
Foreign currency translation adjustment	(1,368)	666
Balance at end of period	$49,689	$46,677

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. During the first quarter of fiscal 2019, the Company paid $1,272 towards certain aspects of this matter, which are under appeal. As of July 1, 2018 and March 31, 2018, the Company had a reserve balance of $933 and $2,326, respectively.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14,811, which was paid in July 2017. As of July 1, 2018 and March 31, 2018, the Company had a reserve balance of $0 relating to this matter. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business, which constitutes the remaining portion of the previously disclosed German proceeding. The Company is appealing this decision, including payment of the proposed fine of $11,415, and believes that the reserve power matter does not, based on current facts and circumstances known to management, require an accrual. The Company is not required to escrow any portion of this fine during the appeal process.

In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11,229, which was paid in August 2017. As of July 1, 2018 and March 31, 2018, the Company had a reserve balance of $0 relating to the Dutch regulatory proceeding.

As of July 1, 2018 and March 31, 2018, the Company had a total reserve balance of $933 and $2,326, respectively, in connection with these investigations and other related legal matters, included in accrued expenses on the Consolidated Condensed Balance Sheets. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,109 as of July 1, 2018 and March 31, 2018. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 4 - Derivative Financial Instruments for more details.

8. Restructuring Plans

During fiscal 2017, the Company announced restructuring programs to improve efficiencies primarily related to its motive power production in EMEA. The Company estimates that the total charges for these actions will amount to approximately $4,700, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 45 employees upon completion. During fiscal 2017, the Company recorded restructuring charges of $3,104 and an additional $1,610 during fiscal 2018. The Company incurred $749 in costs against the accrual in fiscal 2017 and an additional $2,403 during fiscal 2018. During the first quarter of fiscal 2019, the Company incurred $491 against the accrual. As of July 1, 2018, the reserve balance associated with these actions is $1,211. The Company does not expect to be committed to additional restructuring charges related to this action, which is expected to be completed in fiscal 2019.

During fiscal 2018, the Company announced restructuring programs to improve efficiencies primarily related to supply chain and general operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,000, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 70 employees upon completion. During fiscal 2018, the Company recorded non-cash restructuring charges of $69 and cash charges of $2,260 and incurred $1,350 in costs against the accrual. During the first quarter of fiscal 2019, the Company recorded restructuring charges of $1,169 and incurred $309 in costs against the accrual. As of July 1, 2018, the reserve balance associated with these actions is $1,727. The Company expects to be committed to an additional $3,500 in restructuring charges related to this action, which it expects to complete in fiscal 2020.

During fiscal 2018, the Company announced a restructuring program to improve efficiencies of its general operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $1,000, from cash charges for employee severance-related payments to approximately 60 salaried employees. During fiscal 2018, the Company recorded restructuring charges of $960 and incurred $755 in costs against the accrual. During the first quarter of fiscal 2019, the Company incurred $95 in costs against the accrual. As of July 1, 2018, the reserve balance associated with this action is $112. The Company expects to complete this action in fiscal 2019.

During fiscal 2019, the Company announced a restructuring program to improve efficiencies of its reserve power operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $200, from charges primarily for employee severance-related payments to two employees. During the first quarter of fiscal 2019, the Company recorded restructuring charges of $23 and incurred $11 in costs against the accrual. As of July 1, 2018, the reserve balance associated with this action is $11. The Company expects to complete this action in fiscal 2019.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2018	$2,893	$16	$2,909
Accrued	1,160	32	1,192
Costs incurred	(863)	(43)	(906)
Foreign currency impact	(134)	—	(134)
Balance as of July 1, 2018	$3,056	$5	$3,061

Other Exit Charges

During the first quarter of fiscal 2019, in an effort to improve profitability, the Company converted its India operations from mainly reserve power production to motive power production. As a result of the Company’s exit from reserve power, the Company recorded a non-cash write off of reserve power inventories of $526, which was reported in cost of goods sold. In addition, the Company recorded a $547 write-off related to reserve power fixed assets in restructuring expenses.

9. Debt

The following summarizes the Company’s long-term debt as of July 1, 2018 and March 31, 2018:

	July 1, 2018		March 31, 2018
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$2,965	$300,000	$3,122
2017 Credit Facility, due 2022	295,000	2,687	285,500	2,843
	$595,000	$5,652	$585,500	$5,965
Less: Unamortized issuance costs	5,652		5,965
Long-term debt, net of unamortized issuance costs	$589,348		$579,535

5.00% Senior Notes

The Company's $300,000 Notes bear interest at a rate of 5.00% per annum and have an original face value of $300,000. Interest is payable semiannually in arrears on April 30 and October 30 of each year and commenced on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by certain of its subsidiaries that are guarantors (the “Guarantors”) under the 2017 Credit Facility. The Guarantees are unsecured and unsubordinated obligations of the Guarantors.

2017 Credit Facility

On August 4, 2017, the Company entered into a credit facility (“2017 Credit Facility”). The 2017 Credit Facility matures on September 30, 2022 and comprises a $600,000 senior secured revolving credit facility (“2017 Revolver”) and a $150,000 senior secured term loan (“2017 Term Loan”). The Company's previous credit facility (“2011 Credit Facility”) comprised a $500,000 senior secured revolving credit facility (“2011 Revolver”) and a $150,000 senior secured incremental term loan (the “2011 Term Loan”) with a maturity date of September 30, 2018. On August 4, 2017, the outstanding balance on the 2011 Revolver and the 2011 Term Loan of $240,000 and $123,750, respectively, was repaid utilizing borrowings from the 2017 Credit Facility.

As of July 1, 2018, the Company had $145,000 outstanding on the 2017 Revolver and $150,000 under the 2017 Term Loan.

The quarterly installments payable on the 2017 Term Loan are $1,875 beginning December 31, 2018, $2,813 beginning December 31, 2019 and $3,750 beginning December 31, 2020 with a final payment of $105,000 on September 30, 2022. The 2017 Credit Facility may be increased by an aggregate amount of $325,000 in revolving commitments and / or one or more new tranches of term loans, under certain conditions. Both the 2017 Revolver and the 2017 Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus between 1.25% and 2.00% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero). Obligations under the 2017 Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the 2017 Credit Facility and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The current portion of the 2017 Term Loan of $3,750 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under its 2017 Credit Facility.

Short-Term Debt

As of July 1, 2018 and March 31, 2018, the Company had $19,936 and $18,341, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 3% and 7% at July 1, 2018 and March 31, 2018, respectively.

Letters of Credit

As of July 1, 2018 and March 31, 2018, the Company had $3,074 of standby letters of credit.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $313 and $347, respectively, for the quarters ended July 1, 2018 and July 2, 2017. Debt issuance costs, net of accumulated amortization, totaled $5,652 and $5,965, respectively, at July 1, 2018 and March 31, 2018.

Available Lines of Credit

As of July 1, 2018 and March 31, 2018, the Company had available and undrawn, under all its lines of credit, $540,241 and $613,234, respectively, including $86,966 and $150,459, respectively, of uncommitted lines of credit as of July 1, 2018 and March 31, 2018.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Service cost	$—	$—	$255	$243
Interest cost	159	167	470	432
Expected return on plan assets	(122)	(120)	(552)	(548)
Amortization and deferral	56	79	312	351
Net periodic benefit cost	$93	$126	$485	$478

11. Stock-Based Compensation

As of July 1, 2018, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based share units and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $4,341 for the first quarter of fiscal 2019 and $5,230 for the first quarter of fiscal 2018. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the first quarter of fiscal 2019, the Company granted to non-employee directors 2,502 restricted stock units, pursuant to the 2017 EIP.

Common stock activity during the first quarter of fiscal 2019 included the vesting of 146,521 restricted stock units and 1,588 market condition-based share units and the exercise of 105,259 stock options.

As of July 1, 2018, there were 440,331 non-qualified stock options, 490,485 restricted stock units and 318,377 market condition-based share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the first quarter ended July 1, 2018:

Shares outstanding as of March 31, 2018	41,915,000
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	206,859
Shares outstanding as of July 1, 2018	42,121,859

Treasury Stock

At July 1, 2018 and March 31, 2018, the Company held 12,680,105 shares as treasury stock.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of July 1, 2018 and March 31, 2018, are as follows:

	March 31, 2018	Before Reclassifications	Amounts Reclassified from AOCI	July 1, 2018
Pension funded status adjustment	$(22,503)	$—	$300	$(22,203)
Net unrealized gain (loss) on derivative instruments	(3,425)	841	164	(2,420)
Foreign currency translation adjustment	(15,789)	(71,664)	—	(87,453)
Accumulated other comprehensive (loss) income	$(41,717)	$(70,823)	$464	$(112,076)

The following table presents reclassifications from AOCI during the first quarter ended July 1, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net loss on cash flow hedging derivative instruments	$214	Cost of goods sold
Tax benefit	(50)
Net loss on derivative instruments, net of tax	$164

Defined benefit pension costs:
Prior service costs and deferrals	$368	Net periodic benefit cost, included in cost of goods sold and other (income) expense, net - See Note 1 and 10
Tax benefit	(68)
Net periodic benefit cost, net of tax	$300

The following table presents reclassifications from AOCI during the first quarter ended July 2, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net gain on cash flow hedging derivative instruments	$(1,967)	Cost of goods sold
Tax expense	728
Net gain on derivative instruments, net of tax	$(1,239)

Defined benefit pension costs:
Prior service costs and deferrals	$430	Net periodic benefit cost, included in cost of goods sold and other (income) expense, net - See Note 1 and 10
Tax benefit	(103)
Net periodic benefit cost, net of tax	$327

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter ended July 1, 2018:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2018	$1,195,675	$5,436	$1,201,111
Total comprehensive income:
Net earnings	45,860	160	46,020
Net unrealized gain on derivative instruments, net of tax	1,005	—	1,005
Pension funded status adjustment, net of tax	300	—	300
Foreign currency translation adjustment	(71,664)	(499)	(72,163)
Total other comprehensive loss, net of tax	(70,359)	(499)	(70,858)
Total comprehensive loss	(24,499)	(339)	(24,838)
Other changes in equity:
Cash dividends - common stock ($0.175 per share)	(7,371)	—	(7,371)
Other, including activity related to equity awards	7,533	—	7,533
Balance as of July 1, 2018	$1,171,338	$5,097	$1,176,435

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended
	July 1, 2018	July 2, 2017
Net earnings attributable to EnerSys stockholders	$45,860	$48,201
Weighted-average number of common shares outstanding:
Basic	42,012,546	43,450,082
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	561,435	712,992
Diluted weighted-average number of common shares outstanding	42,573,981	44,163,074
Basic earnings per common share attributable to EnerSys stockholders	$1.09	$1.11
Diluted earnings per common share attributable to EnerSys stockholders	$1.08	$1.09
Anti-dilutive equity awards not included in diluted weighted-average common shares	164,085	230,811

14. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA;

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

Summarized financial information related to the Company's reportable segments for the first quarter ended July 1, 2018 and July 2, 2017 is shown below:

	Quarter ended
	July 1, 2018	July 2, 2017
Net sales by segment to unaffiliated customers
Americas	$392,574	$354,603
EMEA	210,494	199,077
Asia	67,862	68,945
Total net sales	$670,930	$622,625
Net sales by product line
Reserve power	$324,018	$305,177
Motive power	346,912	317,448
Total net sales	$670,930	$622,625
Intersegment sales
Americas	$5,858	$7,237
EMEA	32,087	28,817
Asia	7,614	5,133
Total intersegment sales (1)	$45,559	$41,187
Operating earnings by segment
Americas	$47,736	$53,788
EMEA	17,203	13,773
Asia	1,505	3,244
Restructuring charges - EMEA	(1,192)	(833)
Inventory adjustment relating to exit activities - Asia	(526)	—
Fixed asset write-off relating to exit activities - Asia	(547)	—
Total operating earnings (2)	$64,179	$69,972

(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.
(2) The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

On August 8, 2018, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on
September 28, 2018, to stockholders of record as of September 14, 2018.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2018 Annual Report on Form 10-K (the "2018 Annual Report") and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the first quarter of fiscal 2019, we increased our selling prices in response to increased commodity costs.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $513 million of available cash and cash equivalents and available and undrawn credit lines of approximately $540 million at July 1, 2018 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

In fiscal 2018, we entered into a new credit facility (“2017 Credit Facility”) that comprises a $600 million senior secured revolving credit facility (“2017 Revolver”) and a $150 million senior secured term loan (“2017 Term Loan”) with a maturity date of September 30, 2022 provides us with sufficient liquidity to fund acquisitions and stock repurchase programs.

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

Results of Operations

Net Sales

Segment sales

	Quarter ended July 1, 2018		Quarter ended July 2, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$392.5	58.5%	$354.6	56.9%	$37.9	10.7%
EMEA	210.5	31.4	199.1	32.0	11.4	5.7
Asia	67.9	10.1	68.9	11.1	(1.0)	(1.6)
Total net sales	$670.9	100.0%	$622.6	100.0%	$48.3	7.8%

Net sales increased $48.3 million or 7.8% in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. This increase was the result of a 5% increase in organic volume, a 2% increase in pricing and a 1% increase in foreign currency translation impact.

The Americas segment’s net sales increased $37.9 million or 10.7% in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018, primarily due to a 9% increase in organic volume and a 2% increase in pricing.

The EMEA segment’s net sales increased $11.4 million or 5.7% in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018, primarily due to a 4% increase due to foreign currency translation impact and a 2% increase in pricing.

The Asia segment’s net sales decreased $1.0 million or 1.6% in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018, primarily due to a 7% decrease in organic volume partially offset by a 4% increase in foreign currency translation impact and a 1% increase in pricing.

Product line sales

	Quarter ended July 1, 2018		Quarter ended July 2, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$324.0	48.3%	$305.2	49.0%	$18.8	6.2%
Motive power	346.9	51.7	317.4	51.0	29.5	9.3
Total net sales	$670.9	100.0%	$622.6	100.0%	$48.3	7.8%

Net sales of our reserve power products in the first quarter of fiscal 2019 increased $18.8 million or 6.2% compared to the first quarter of fiscal 2018. The increase was primarily due to a 4% increase in organic volume and a 1% increase each in pricing and foreign currency translation impact.

Net sales of our motive power products in the first quarter of fiscal 2019 increased by $29.5 million or 9.3% compared to the first quarter of fiscal 2018. The increase was primarily due to a 5% increase in organic volume and a 2% increase each in pricing and foreign currency translation impact.

Gross Profit

	Quarter ended July 1, 2018		Quarter ended July 2, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$165.3	24.6%	$163.5	26.2%	$1.8	1.2%

Gross profit increased $1.8 million or 1.2% in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Gross profit, as a percentage of net sales, decreased 160 basis points in the first quarter compared to the first quarter of fiscal 2018, respectively. This decrease in the gross profit margin in the first quarter is primarily due to an increase in commodity costs of approximately $16 million partially offset by an increase in organic volume and pricing.

Operating Items

	Quarter ended July 1, 2018		Quarter ended July 2, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$99.3	14.8%	$92.7	14.9%	$6.6	7.3%
Restructuring and other exit charges	$1.8	0.3%	$0.8	0.1%	$1.0	NM
NM = not meaningful

Operating expenses for the first quarter of fiscal 2019, increased $6.6 million but decreased as a percentage of net sales by 10 basis points. Excluding this impact of the foreign currency translation, the increase in dollars was primarily due to payroll related expenses.

Selling expenses, our main component of operating expenses, were 49.5% of total operating expenses in the first quarter of fiscal 2019, compared to 53.4% of total operating expenses in the first quarter of fiscal 2018.

Restructuring and other exit charges

Included in our first quarter of fiscal 2019 operating results are restructuring charges of $1.2 million in EMEA and $0.6 million in Asia. The charges in the EMEA relate to improving efficiencies of our general operations, while charges in Asia relate to a strategic shift in our India operations from reserve power production to motive power production.

Included in our first quarter of fiscal 2018 operating results are $0.8 million relating to restructuring charges in EMEA consisting of cash charges primarily relating to severance.

Other Exit Charges

During the first quarter of fiscal 2019, in an effort to improve profitability, we converted our India operations from being mainly reserve power production to motive power production. As a result of our exit from reserve power, we recorded a non-cash write off of reserve power inventories of $0.5 million, which was reported in cost of goods sold. In addition, we wrote off reserve power fixed assets of $0.6 million, which was recorded in restructuring expenses.

Operating Earnings

	Quarter ended July 1, 2018		Quarter ended July 2, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$47.8	12.2%	$53.8	15.2%	$(6.0)	(11.3)%
EMEA	17.2	8.2	13.8	6.9	3.4	24.9
Asia	1.5	2.2	3.2	4.7	(1.7)	(53.6)
Subtotal	66.5	9.9	70.8	11.4	(4.3)	(6.2)
Restructuring charges - EMEA	(1.2)	(0.6)	(0.8)	(0.4)	(0.4)	43.1
Inventory write-off relating to exit activities - Asia	(0.5)	(0.8)	—	—	(0.5)	NM
Fixed asset write-off relating to exit activities - Asia	(0.6)	(0.8)	—	—	(0.6)	NM
Total operating earnings	$64.2	9.5%	$70.0	11.2%	$(5.8)	(8.3)%

(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.
NM = not meaningful

Operating earnings decreased $5.8 million or 8.3% in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. Operating earnings, as a percentage of net sales, decreased 170 basis points in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. primarily due to an increase in lead cost, partially offset by organic volume improvement, price recoveries and cost saving initiatives.

The Americas segment's operating earnings decreased 300 basis points in the first quarter of fiscal 2019 when compared to the first quarter of fiscal 2018, primarily due to higher commodity costs partially offset by organic volume improvement, price recoveries and cost saving initiatives.

The EMEA segment's operating earnings, excluding restructuring charges, increased 130 basis points in the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018, primarily due to price recoveries and cost saving initiatives.

Operating earnings decreased 250 basis points in the Asia segment in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 primarily due to a decrease in organic volume from a slow down in telecom spending during the first quarter of fiscal 2019 in the People's Republic of China, as well as higher commodity costs, partially offset by price recoveries.

Interest Expense

	Quarter ended July 1, 2018		Quarter ended July 2, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$6.5	1.0%	$5.7	0.9%	$0.8	13.6%

Interest expense of $6.5 million in the first quarter of fiscal 2019 (net of interest income of $0.5 million) was $0.8 million higher than the interest expense of $5.7 million in the first quarter of fiscal 2018 (net of interest income of $0.7 million).

The increase in interest expense in the first quarter of fiscal 2019 is primarily due to higher interest rates compared to the first quarter of fiscal 2018. Our average debt outstanding was $612.6 million in the first quarter of fiscal 2019 compared to $630.8 million in the first quarter of fiscal 2018.

Included in interest expense are non-cash charges for deferred financing fees of $0.3 million in the first quarter of fiscal 2019 compared to $0.4 million in the first quarter of fiscal 2018.

Other (Income) Expense, Net

	Quarter ended July 1, 2018		Quarter ended July 2, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$0.4	—%	$3.3	0.5%	$(2.9)	(90.0)%

Other (income) expense, net in the first quarter of fiscal 2019 was expense of $0.4 million compared to expense of $3.3 million in the first quarter of fiscal 2018. Foreign currency impact resulted in a gain of $0.4 million in the first quarter of fiscal 2019 compared to a foreign currency loss of $2.6 million in the first quarter of fiscal 2018. The adoption of ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)” in fiscal 2019 resulted in pension expense components other than service, being recorded in Other (income) expense, net. These amounted to $0.3 million and $0.4 million in the first quarter of fiscal 2019 and fiscal 2018, respectively.

Earnings Before Income Taxes

	Quarter ended July 1, 2018		Quarter ended July 2, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$57.3	8.5%	$61.0	9.8%	$(3.7)	(6.0)%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2019 decreased $3.7 million, or 6.0%, compared to the first quarter of fiscal 2018.

Income Tax Expense

	Quarter ended July 1, 2018		Quarter ended July 2, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$11.3	1.7%	$12.7	2.0%	$(1.4)	(10.5)%
Effective tax rate	19.7%		20.7%		(1.0)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2019 and 2018 was based on the estimated effective tax rates applicable for the full years ending March 31, 2019 and March 31, 2018, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate, change in tax laws and the amount of our consolidated income before taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. Among the significant changes resulting from the law, the Tax Act reduced the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, and required companies to pay a one-time transition tax on unrepatriated cumulative non-U.S. earnings of foreign subsidiaries and created new taxes on certain foreign sourced earnings. The U.S. statutory tax rate for fiscal 2019 is 21.0%.

As of July 1, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We did not obtain additional information during the quarter affecting the provisional amounts initially recorded for the year ended March 31, 2018. In accordance with Staff Accounting Bulletin 118, these amounts are considered provisional and may be affected by future guidance, if and when issued. The estimate of our transition tax liability may change when we finalize both the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets.

Beginning in fiscal 2019, the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”), and base-erosion and anti-abuse (“BEAT”) provisions became effective. The GILTI provisions require us to include in our US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Due to the complexities of the GILTI tax rules, we are continuing to evaluate the application of ASC 740. Under US GAAP, we are allowed to make an accounting policy choice of either (1) treating the taxes due on future US inclusions in taxable income as a current-period expense when incurred (“period cost method”) or (2) factoring amounts into a Company’s measurement of its deferred taxes (“deferred method”). As of the first quarter of fiscal 2019, we have not elected an accounting policy treatment for the method we would utilize for GILTI. Based on existing legislative guidance and interpretation, we have estimated the impact on the tax provision of the GILTI inclusion, offset by the related foreign tax credit, and expects the annual effective tax rate to be increased by approximately 2.7%.

FDII allows a new deduction for U.S. corporations up to 37.5% of foreign derived intangible income. This is an export incentive that reduces the tax on foreign derived sales and service income in excess of a base amount to 13.125%. Based upon the existing legislative guidance and interpretation, we have estimated the impact on the annual effective tax rate to be decreased by approximately 0.5%.

The BEAT provisions eliminate the deductions of certain base-erosion payments to related foreign corporations and impose a minimum tax if greater than regular tax. We do not expect to be subject to BEAT in fiscal 2019.

The consolidated effective income tax rates for the first quarter of fiscal 2019 and 2018 were 19.7% and 20.7%, respectively. The rate decrease in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 is primarily due to changes in the mix of earnings among tax jurisdictions and items related to the Tax Act. The Tax Act items accounted for a net decrease of 2.6% comprised of a 4.8% decrease for the rate change, a 0.5% decrease for the FDII deduction and a 2.7% increase for GILTI inclusion.

Foreign income as a percentage of worldwide income is estimated to be 66% for fiscal 2019 compared to 69% for fiscal 2018. The foreign effective income tax rates for the first quarter of fiscal 2019 and 2018 were 11.8% and 11.6%, respectively. The rate increase compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report. The adoption of ASC 606 did not result in a material change to our “Revenue Recognition” critical accounting estimate. See Recently Adopted Accounting Pronouncements in Note 1- Basis of Presentation, to the Consolidated Condensed Financial Statements, for further information on the adoption of ASC 606.

Liquidity and Capital Resources

Operating activities provided cash of $25.6 million in the first quarter of fiscal 2019 compared to $21.6 million in the comparable period of fiscal 2018. In the first quarter of fiscal 2019, cash provided by operating activities was primarily from net earnings of $46.0 million, depreciation and amortization of $13.7 million, stock-based compensation of $4.3 million, non-cash charges relating to write-off of assets of $1.1 million, non-cash interest of $0.3 million and provision for doubtful accounts of $0.3 million. Cash provided by earnings as adjusted for non-cash items were partially offset by the increase in primary working capital of $26.6 million, net of currency translation changes, and a decrease in accrued expenses of $13.5 million, comprising primarily of incentives, interest, freight and professional services fees.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $672.6 million (yielding a primary working capital percentage of 25.1%) at July 1, 2018, $701.6 million (yielding a primary working capital percentage of 25.7%) at March 31, 2018 and $661.9 million at July 2, 2017 (yielding a primary working capital percentage of 26.6%). The primary working capital percentage of 25.1% at July 1, 2018 is 60 basis points lower than that for March 31, 2018, and 150 basis points lower than that for the prior year period. Excluding the impact of foreign currency translation and certain reclasses relating to the adoption of ASC 606, inventory levels increased compared to inventory at March 31, 2018. The reason for the increase in inventory is partially due to rising lead costs and a longer supply chain on select products.

Primary working capital and primary working capital percentages at July 1, 2018, March 31, 2018 and July 2, 2017 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
July 1, 2018	$518.3	$394.2	$(239.9)	$672.6	$2,683.7	25.1%
March 31, 2018	546.3	414.2	(258.9)	701.6	2,732.2	25.7
July 2, 2017	502.1	383.4	(223.6)	661.9	2,490.5	26.6

Investing activities used cash of $15.5 million in the first quarter of fiscal 2019 and primarily consisted of capital expenditures.

Investing activities used cash of $16.0 million in the first quarter of fiscal 2018 and primarily consisted of capital expenditures of $13.1 million, and acquisitions of $3.0 million.

Financing activities provided cash of $8.5 million in the first quarter of fiscal 2019. During the first quarter of fiscal 2019, we borrowed $64.0 million under the 2017 Revolver and repaid $54.5 million. Payment of cash dividends to our stockholders were $7.3 million and payment of taxes related to net share settlement of equity awards were $3.5 million. Proceeds from stock options were $6.8 million and net borrowings on short-term debt were $3.0 million.

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

Currency translation had a negative impact of $28.2 million on our cash balance in the first quarter of fiscal 2019 compared to a positive impact of $19.7 million in the first quarter of fiscal 2018. In the first quarter of fiscal 2019, principal currencies in which we do business such as the Euro, Swiss franc, British pound, Polish zloty, Chinese renminbi and Mexican peso weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $9.6 million to $512.5 million, in the first quarter of fiscal 2019 compared to an increase by $42.7 million to $543.0 million, in the comparable period of fiscal 2018.

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

We are in compliance with all covenants and conditions under our credit agreement and our 5.00% Senior Notes due 2023. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2018 Annual Report and Note 9 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2018 Annual Report for the year ended March 31, 2018. As of July 1, 2018, we had no significant changes to our contractual obligations table contained in our 2018 Form 10-K.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at July 1, 2018 are $0.3 million (pre-tax). Those contracts that result in an asset position at July 1, 2018 are $0.4 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $3.1 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
July 1, 2018	$64.3	58.8	$1.09	12%
March 31, 2018	72.2	62.9	1.15	14
July 2, 2017	61.0	61.5	0.99	11
(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, we believe approximately 48% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at July 1, 2018, lead purchased by July 1, 2018 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $18 million in the first quarter of fiscal 2019.

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

At July 1, 2018 and July 2, 2017, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $0.9 million and $4.7 million, respectively.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

Beginning April 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. As a result of the adoption of this standard, we implemented changes to our processes related to revenue recognition and the related internal controls. These changes include the development of new policies based on the five-step model provided in the ASC 606 standard, training of the new standard throughout the Company, creating work flows related to the review of contracts to determine the revenue recognition approach that should be used to recognize revenues and collecting information to be included in the ASC 606 disclosures.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are involved in litigation incidental to the conduct of our business. See Litigation and Other Legal Matters in Note 7 - Commitments, Contingencies and Litigation to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2018 Annual Report for the year ended March 31, 2018, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 – April 29, 2018	77	$69.37	—	$100,000,000
April 30 – May 27, 2018	43,867	72.61	—	100,000,000
May 28 – July 1, 2018	—	—	—	100,000,000
Total	43,944	$72.61	—

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

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

10.1	Form of Deferred Stock Unit Grant Agreement - Non-Employee Directors - 2017 Equity Incentive Plan (filed herewith).

10.2	Form of TSR Performance Share Unit Grant Agreement - Employees - 2017 Equity Incentive Plan (filed herewith).

10.3	Form of EPS Performance Share Unit Grant Agreement - Employees - 2017 Equity Incentive Plan (filed herewith).

10.4	Form of Restricted Stock Unit Grant Agreement - Executive Officer Employees - 2017 Equity Incentive Plan (filed herewith).

10.5	Form of Restricted Stock Unit Grant Agreement - Employees - 2017 Equity Incentive Plan (filed herewith).

10.6	Form of Employee Stock Option Grant Agreement - Employees - 2017 Equity Incentive Plan (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Chief Financial Officer
Date: August 8, 2018