Form 10-Q
period 2018-09-30
EnerSys
filed 2018-11-07
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No.

Common Stock outstanding at November 2, 2018: 42,148,391 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 30, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$545,183	$522,118
Accounts receivable, net of allowance for doubtful accounts: September 30, 2018 - $9,913; March 31, 2018 - $12,643	519,542	546,325
Inventories, net	396,404	414,234
Prepaid and other current assets	81,823	56,910
Total current assets	1,542,952	1,539,587
Property, plant, and equipment, net	398,173	390,260
Goodwill	339,441	352,805
Other intangible assets, net	141,229	147,141
Deferred taxes	43,184	44,402
Other assets	13,602	12,730
Total assets	$2,478,581	$2,486,925
Liabilities and Equity
Current liabilities:
Short-term debt	$14,071	$18,341
Accounts payable	249,934	258,982
Accrued expenses	189,834	214,207
Total current liabilities	453,839	491,530
Long-term debt, net of unamortized debt issuance costs	599,662	579,535
Deferred taxes	34,427	33,607
Other liabilities	187,851	181,142
Total liabilities	1,275,779	1,285,814
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at September 30, 2018 and at March 31, 2018	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 54,828,496 shares issued and 42,148,391 shares outstanding at September 30, 2018; 54,595,105 shares issued and 41,915,000 shares outstanding at March 31, 2018	548	546
Additional paid-in capital	491,472	477,288
Treasury stock, at cost, 12,680,105 shares held as of September 30, 2018 and as of March 31, 2018	(560,991)	(560,991)
Retained earnings	1,398,758	1,320,549
Accumulated other comprehensive loss	(131,882)	(41,717)
Total EnerSys stockholders’ equity	1,197,905	1,195,675
Nonredeemable noncontrolling interests	4,897	5,436
Total equity	1,202,802	1,201,111
Total liabilities and equity	$2,478,581	$2,486,925
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	September 30, 2018	October 1, 2017
Net sales	$660,462	$617,289
Cost of goods sold	499,582	457,041
Gross profit	160,880	160,248
Operating expenses	96,402	94,108
Restructuring charges	1,121	1,776
Operating earnings	63,357	64,364
Interest expense	6,413	6,509
Other (income) expense, net	(1,325)	2,756
Earnings before income taxes	58,269	55,099
Income tax expense	10,822	11,948
Net earnings	47,447	43,151
Net earnings (losses) attributable to noncontrolling interests	23	(71)
Net earnings attributable to EnerSys stockholders	$47,424	$43,222
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.13	$1.01
Diluted	$1.11	$1.00
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,133,484	42,938,131
Diluted	42,773,706	43,327,361
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	September 30, 2018	October 1, 2017
Net sales	$1,331,392	$1,239,914
Cost of goods sold	1,004,652	916,208
Inventory adjustment relating to exit activities	526	—
Gross profit	326,214	323,706
Operating expenses	195,818	186,761
Restructuring charges	2,860	2,609
Operating earnings	127,536	134,336
Interest expense	12,929	12,243
Other (income) expense, net	(997)	6,028
Earnings before income taxes	115,604	116,065
Income tax expense	22,137	24,592
Net earnings	93,467	91,473
Net earnings attributable to noncontrolling interests	183	50
Net earnings attributable to EnerSys stockholders	$93,284	$91,423
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.22	$2.12
Diluted	$2.19	$2.09
Dividends per common share	$0.35	$0.35
Weighted-average number of common shares outstanding:
Basic	42,073,015	43,194,107
Diluted	42,673,844	43,745,218
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net earnings	$47,447	$43,151	$93,467	$91,473
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax	(6,179)	3,669	(5,174)	616
Pension funded status adjustment, net of tax	300	338	600	665
Foreign currency translation adjustment	(14,150)	28,131	(86,313)	72,848
Total other comprehensive (loss) gain, net of tax	(20,029)	32,138	(90,887)	74,129
Total comprehensive income	27,418	75,289	2,580	165,602
Comprehensive (loss) income attributable to noncontrolling interests	(200)	(6)	(539)	81
Comprehensive income attributable to EnerSys stockholders	$27,618	$75,295	$3,119	$165,521
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	September 30, 2018	October 1, 2017
Cash flows from operating activities
Net earnings	$93,467	$91,473
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,302	26,624
Write-off of assets relating to exit activities	1,073	210
Derivatives not designated in hedging relationships:
Net losses (gains)	622	(12)
Cash settlements	(760)	(287)
Provision for doubtful accounts	132	764
Deferred income taxes	827	(445)
Non-cash interest expense	627	975
Stock-based compensation	9,129	9,523
Gain on disposal of property, plant, and equipment	(77)	(8)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,556)	2,412
Inventories	(21,691)	(51,089)
Prepaid and other current assets	(4,238)	(5,385)
Other assets	(1,369)	(770)
Accounts payable	864	1,912
Accrued expenses	(20,624)	(32,366)
Other liabilities	304	1,926
Net cash provided by operating activities	84,032	45,457

Cash flows from investing activities
Capital expenditures	(35,500)	(26,639)
Purchase of businesses	—	(2,964)
Proceeds from disposal of property, plant, and equipment	189	242
Net cash used in investing activities	(35,311)	(29,361)

Cash flows from financing activities
Net repayments on short-term debt	(2,854)	(5,375)
Proceeds from 2017 Revolver borrowings	84,500	343,450
Proceeds from 2011 Revolver borrowings	—	147,050
Repayments of 2017 Revolver borrowings	(65,000)	(58,250)
Repayments of 2011 Revolver borrowings	—	(312,050)
Proceeds from 2017 Term Loan	—	150,000
Repayments of 2011 Term Loan	—	(127,500)
Debt issuance costs	—	(2,677)
Option proceeds	8,264	651
Payment of taxes related to net share settlement of equity awards	(3,384)	(7,407)
Purchase of treasury stock	—	(121,191)
Dividends paid to stockholders	(14,747)	(14,967)
Other	30	—
Net cash provided by (used in) financing activities	6,809	(8,266)
Effect of exchange rate changes on cash and cash equivalents	(32,465)	31,954
Net increase in cash and cash equivalents	23,065	39,784
Cash and cash equivalents at beginning of period	522,118	500,329
Cash and cash equivalents at end of period	$545,183	$540,113
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three months and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.

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

EnerSys (the “Company”) reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2019 end on July 1, 2018, September 30, 2018, December 30, 2018, and March 31, 2019, respectively. The four quarters in fiscal 2018 ended on July 2, 2017, October 1, 2017, December 31, 2017, and March 31, 2018, respectively.

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

Each customer purchase order sets forth the transaction price for the products and services purchased under that arrangement. Some customer arrangements include variable consideration, such as volume rebates, some of which depend upon our customers meeting specified performance criteria, such as a purchasing level over a period of time. The Company uses judgment to estimate the most likely amount of variable consideration at each reporting date. When estimating variable consideration the Company also applies judgment when considering the probability of whether a reversal of revenue could occur and only recognize revenue subject to this constraint.

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the second quarter and six months of fiscal 2019 amounted to $37,105 and $69,200, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definitions for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the second quarter and six months of fiscal 2019 amounted to $16,491 and $34,895, respectively.

On September 30, 2018, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $75,420, of which, the Company estimates that approximately $33,076 will be recognized as revenue in fiscal 2019, $33,944 in fiscal 2020, $4,655 in fiscal 2021, $3,723 in fiscal 2022 and $22 in fiscal 2023.

The Company's typical payment terms are 30 days and sales arrangements do not contain any significant financing component for its customers.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of September 30, 2018, the current and non-current portion of contract liabilities were $9,518 and $7,009, respectively. As of March 31, 2018, the current and non-current portion of contract liabilities were $9,387 and $7,094, respectively. Amounts representing work completed and not billed to customers represent contract assets and were $22,805 and $24,810 as of September 30, 2018 and March 31, 2018, respectively. Revenues recognized during the second quarter and six months of fiscal 2019, that were included in the contract liability at the beginning of the current quarter and six months, amounted to $661 and $2,597, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At September 30, 2018, the right of return asset related to the value of inventory anticipated to be returned from customers was $2,647 and refund liability representing amounts estimated to be refunded to customers was $5,013.

Freight charges billed to customers are included in sales and the related shipping costs are included in cost of sales in the Consolidated Condensed Statements of Income. If shipping activities are performed after a customer obtains control of a product, the Company applies a policy election to account for shipping as an activity to fulfill the promise to transfer the product to the customer.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)”, which requires an entity to report the service cost component of pension and other postretirement benefit costs in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and requires the retrospective method to be applied to all periods presented. The Company adopted this guidance effective April 1, 2018. The service cost component of pension expense continues to be recognized in cost of goods sold whereas other components of pension expense have been reclassified to “Other (income) expense, net” in the Condensed Consolidated Statements of Income. The Company reclassified $374 and $735, from “Cost of goods sold” relating to the second quarter and six months of 2018, respectively, to “Other (income) expense, net” in the Condensed Consolidated Statements of Income.

Accounting Pronouncements Issued But Not Adopted as of September 30, 2018

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This update is effective for annual periods beginning after December 15, 2018, using a modified retrospective approach, with early adoption permitted. In order to evaluate the impact of ASU No. 2016-02, the Company has formed a project team and initiated the process of assessing critical components of this new guidance and the potential impact that the guidance will have on its financial position, results of operations and cash flows. This evaluation process includes a review of the Company's leasing contracts and an assessment of the completeness of the Company's lease population. The Company is also assessing the need for potential changes to its business processes, systems and controls to support the adoption of the new standard. Based upon the assessment to date, the Company believes that a key change upon adoption of the lease standard will be the recognition of leased assets and liabilities on its balance sheet but has not yet determined the impact on its results of operations or statement of cash flows.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”. The new standard will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statements users. However, because the amendment only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

2. Inventories

Inventories, net consist of:

	September 30, 2018	March 31, 2018
Raw materials	$100,318	$92,216
Work-in-process	113,554	136,068
Finished goods	182,532	185,950
Total	$396,404	$414,234

3. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2018 and March 31, 2018, and the basis for that measurement:

	Total Fair Value Measurement September 30, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(4,032)	$—	$(4,032)	$—
Foreign currency forward contracts	(121)	—	(121)	—
Total derivatives	$(4,153)	$—	$(4,153)	$—

	Total Fair Value Measurement March 31, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(3,877)	$—	$(3,877)	$—
Foreign currency forward contracts	22	—	22	—
Total derivatives	$(3,855)	$—	$(3,855)	$—

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

The Company's 5.00% Senior Notes due 2023 (the “Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of the Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 100% and 102% of face value on September 30, 2018 and March 31, 2018, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at September 30, 2018 and March 31, 2018 were as follows:

	September 30, 2018		March 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$—	$—	$22	$22
Financial liabilities:
Notes (2)	$300,000	$300,000	$300,000	$304,500
Derivatives (1)	4,153	4,153	3,877	3,877

(1)	Represents lead and foreign currency forward contracts (see Note 4 for asset and liability positions of the lead and foreign currency forward contracts at September 30, 2018 and March 31, 2018).

(2)	The fair value amount of the Notes at September 30, 2018 and March 31, 2018 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At September 30, 2018 and March 31, 2018, the Company has hedged the price to purchase approximately 68.9 million pounds and 62.9 million pounds of lead, respectively, for a total purchase price of $67,543 and $72,207, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of September 30, 2018 and March 31, 2018, the notional amount of these contracts was $54,742 and $54,164, respectively.

In the coming twelve months, the Company anticipates that $11,114 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of September 30, 2018 and March 31, 2018, the notional amount of these contracts was $31,128 and $28,486, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
September 30, 2018 and March 31, 2018

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	September 30, 2018	March 31, 2018	September 30, 2018	March 31, 2018
Prepaid and other current assets
Foreign currency forward contracts	$—	$209	$—	$—
Total assets	$—	$209	$—	$—
Accrued expenses
Lead forward contracts	$4,032	$3,877	$—	$—
Foreign currency forward contracts	71	—	50	187
Total liabilities	$4,103	$3,877	$50	$187

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 30, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(11,524)	Cost of goods sold	$(3,742)
Foreign currency forward contracts	138	Cost of goods sold	434
Total	$(11,386)		$(3,308)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$96
Total		$96

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 1, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$3,896	Cost of goods sold	$(1,892)
Foreign currency forward contracts	(1,029)	Cost of goods sold	(1,067)
Total	$2,867		$(2,959)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(36)
Total		$(36)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 30, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(11,009)	Cost of goods sold	$(2,719)
Foreign currency forward contracts	720	Cost of goods sold	(803)
Total	$(10,289)		$(3,522)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(622)
Total		$(622)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 1, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$3,082	Cost of goods sold	$(89)
Foreign currency forward contracts	(3,088)	Cost of goods sold	(903)
Total	$(6)		$(992)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$12
Total		$12

5. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2019 and 2018 was based on the estimated effective tax rates applicable for the full years ending March 31, 2019 and March 31, 2018, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates, change in tax laws and the amount of the Company's consolidated income before taxes.

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

As of September 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Tax Act; however, it has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company did not obtain additional information during the quarter affecting the provisional amounts initially recorded for the year ended March 31, 2018. In accordance with Staff Accounting Bulletin 118, these amounts are considered provisional and may be affected by future guidance, if and when issued. The Company’s estimate of its transition tax liability may change when the Company finalizes both the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets.

Beginning in fiscal 2019, the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”), and base-erosion and anti-abuse (“BEAT”) provisions became effective. The GILTI provisions require the Company to include in its US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Due to the complexities of the GILTI tax rules, the Company is continuing to evaluate the application of ASC 740. Under US GAAP, the Company is allowed to make an accounting policy choice of either (1) treating the taxes due on future US inclusions in taxable income as a current-period expense when incurred (“period cost method”) or (2) factoring amounts into a Company’s measurement of its deferred taxes (“deferred method”). As of the second quarter of fiscal 2019, the Company has not elected an accounting policy treatment for which method the Company will utilize for GILTI. Based on existing legislative guidance and interpretation, the Company has estimated the impact on the tax provision of the GILTI inclusion, offset by the related foreign tax credit, and expects the annual effective tax rate to be increased by approximately 2.8%.

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

The consolidated effective income tax rates for the second quarter of fiscal 2019 and 2018 were 18.6% and 21.7%, respectively, and for the six months of fiscal 2019 and 2018 were 19.1% and 21.2%, respectively. The rate decrease in the second quarter and six months of fiscal 2019 compared to the comparable prior year periods of fiscal 2018 is primarily due to changes in the mix of earnings among tax jurisdictions and items related to the Tax Act. The Tax Act items accounted for a net decrease of 2.2% comprising a 4.5% decrease for the rate change, a 0.5% decrease for the FDII deduction and a 2.8% increase for GILTI inclusion.

Foreign income as a percentage of worldwide income is estimated to be 68% for fiscal 2019 compared to 63% for fiscal 2018. The foreign effective income tax rates for the six months of fiscal 2019 and 2018 were 11.1% and 11.2%, respectively. The rate decrease compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

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

	Quarter ended		Six months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Balance at beginning of period	$49,689	$46,677	$50,602	$46,116
Current period provisions	6,181	3,717	11,017	6,808
Costs incurred	(7,920)	(3,841)	(12,301)	(7,037)
Foreign currency translation adjustment	(217)	560	(1,585)	1,226
Balance at end of period	$47,733	$47,113	$47,733	$47,113

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. During the first quarter of fiscal 2019, the Company paid $1,272 towards certain aspects of this matter, which are under appeal. As of September 30, 2018 and March 31, 2018, the Company had a reserve balance of $928 and $2,326, respectively.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14,811, which was paid in July 2017. As of September 30, 2018 and March 31, 2018, the Company had a reserve balance of $0 relating to this matter. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business, which constitutes the remaining portion of the previously disclosed German proceeding. The Company is appealing this decision, including payment of the proposed fine of $11,415, and believes that the reserve power matter does not, based on current facts and circumstances known to management, require an accrual. The Company is not required to escrow any portion of this fine during the appeal process.

In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11,229, which was paid in August 2017. As of September 30, 2018 and March 31, 2018, the Company had a reserve balance of $0 relating to the Dutch regulatory proceeding.

As of September 30, 2018 and March 31, 2018, the Company had a total reserve balance of $928 and $2,326, respectively, in connection with these investigations and other related legal matters, included in accrued expenses on the Consolidated Condensed Balance Sheets. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,082 and $1,109, as of September 30, 2018 and March 31, 2018, respectively. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 4 - Derivative Financial Instruments for more details.

8. Restructuring Plans

During fiscal 2017, the Company announced restructuring programs to improve efficiencies primarily related to its motive power production in EMEA. The Company estimates that the total charges for these actions will amount to approximately $4,700, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 45 employees upon completion. During fiscal 2017, the Company recorded restructuring charges of $3,104 and an additional $1,610 during fiscal 2018. The Company incurred $749 in costs against the accrual in fiscal 2017 and an additional $2,403 during fiscal 2018. During the six months of fiscal 2019, the Company incurred $1,021 against the accrual. As of September 30, 2018, the reserve balance associated with these actions is $675. The Company does not expect to be committed to additional restructuring charges related to this action, which is expected to be completed in fiscal 2019.

During fiscal 2018, the Company announced restructuring programs to improve efficiencies primarily related to supply chain and general operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,700, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 75 employees upon completion. During fiscal 2018, the Company recorded non-cash restructuring charges of $69 and cash charges of $2,260 and incurred $1,350 in costs against the accrual. During the six months of fiscal 2019, the Company recorded restructuring charges of $2,176 and incurred $879 in costs against the accrual. As of September 30, 2018, the reserve balance associated with these actions is $2,159. The Company expects to be committed to an additional $3,100 in restructuring charges related to this action, which it expects to complete in fiscal 2020.

During fiscal 2018, the Company announced a restructuring program to improve efficiencies of its general operations in the Americas. This program was completed during the second quarter of fiscal 2019. The total charges for these actions were $960, from cash charges for employee severance-related payments to approximately 60 salaried employees. During fiscal 2018, the Company recorded restructuring charges of $960 and incurred $755 in costs against the accrual. During the six months of fiscal 2019, the Company incurred $207 in costs against the accrual.

During fiscal 2019, the Company announced a restructuring program to improve efficiencies of its reserve power operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $200, from charges primarily for employee severance-related payments to two employees. During the six months of fiscal 2019, the Company recorded restructuring charges of $23 and incurred $22 in costs against the accrual. As of September 30, 2018, the reserve balance associated with this action is $1. The Company expects to complete this action in fiscal 2019.

Other Exit Charges

During the first quarter of fiscal 2019, in an effort to improve profitability, the Company converted its India operations from mainly reserve power production to motive power production. As a result of the Company’s exit from reserve power, during the six months of fiscal 2019, the Company recorded a non-cash write off of reserve power inventories of $526, which was reported in cost of goods sold and a $547 non-cash write-off related to reserve power fixed assets in restructuring charges. In addition, during the six months of fiscal 2019, the Company also recorded a cash charge of $114 in restructuring charges.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2018	$2,893	$16	$2,909
Accrued	2,174	139	2,313
Costs incurred	(2,091)	(152)	(2,243)
Foreign currency impact	(143)	(1)	(144)
Balance as of September 30, 2018	$2,833	$2	$2,835

9. Debt

The following summarizes the Company’s long-term debt as of September 30, 2018 and March 31, 2018:

	September 30, 2018		March 31, 2018
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes, due 2023	$300,000	$2,809	$300,000	$3,122
2017 Credit Facility, due 2022	305,000	2,529	285,500	2,843
	$605,000	$5,338	$585,500	$5,965
Less: Unamortized issuance costs	5,338		5,965
Long-term debt, net of unamortized issuance costs	$599,662		$579,535

5.00% Senior Notes

The Notes bear interest at a rate of 5.00% per annum and have an original face value of $300,000. Interest is payable semiannually in arrears on April 30 and October 30 of each year and commenced on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by certain of its subsidiaries that are guarantors (the “Guarantors”) under the 2017 Credit Facility. The Guarantees are unsecured and unsubordinated obligations of the Guarantors.

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

As of September 30, 2018, the Company had $155,000 outstanding on the 2017 Revolver and $150,000 under the 2017 Term Loan.

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

The current portion of the 2017 Term Loan of $7,500 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under its 2017 Credit Facility.

Short-Term Debt

As of September 30, 2018 and March 31, 2018, the Company had $14,071 and $18,341, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 4% and 7% at September 30, 2018 and March 31, 2018, respectively.

Letters of Credit

As of September 30, 2018 and March 31, 2018, the Company had standby letters of credit of $3,422 and $3,074, respectively.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $314 and $327, respectively, for the quarters ended September 30, 2018 and October 1, 2017 and $627 and $674 for the six months ended September 30, 2018 and October 1, 2017. Debt issuance costs, net of accumulated amortization, totaled $5,338 and $5,965, respectively, at September 30, 2018 and March 31, 2018.

Available Lines of Credit

As of September 30, 2018 and March 31, 2018, the Company had available and undrawn, under all its lines of credit, $531,132 and $613,234, respectively, including $87,857 and $150,459, respectively, of uncommitted lines of credit as of September 30, 2018 and March 31, 2018.

10. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Service cost	$—	$—	$252	$256
Interest cost	157	167	457	444
Expected return on plan assets	(135)	(120)	(535)	(557)
Amortization and deferral	36	80	304	360
Net periodic benefit cost	$58	$127	$478	$503

	United States Plans		International Plans
	Six months ended		Six months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Service cost	$—	$—	$507	$499
Interest cost	316	334	927	876
Expected return on plan assets	(257)	(240)	(1,087)	(1,105)
Amortization and deferral	92	159	616	711
Net periodic benefit cost	$151	$253	$963	$981

11. Stock-Based Compensation

As of September 30, 2018, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based and performance condition-based share units and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $4,788 for the second quarter of fiscal 2019 and $4,293 for the second quarter of fiscal 2018. Stock-based compensation expense was $9,129 for the six months of fiscal 2019 and $9,523 for the six months of fiscal 2018. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the six months of fiscal 2019, the Company granted to non-employee directors 32,567 restricted stock units, pursuant to the 2017 EIP.

During the six months of fiscal 2019, the Company granted to management and other key employees 192,700 non-qualified stock options that vest ratably over three years from the date of grant, 45,883 performance condition-based share units and 36,646 market condition-based share units that cliff vest three years from the date of grant, and 180,132 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the six months of fiscal 2019 included the vesting of 147,977 restricted stock units and 3,507 market condition-based share units and the exercise of 130,638 stock options.

As of September 30, 2018, there were 607,652 non-qualified stock options, 700,513 restricted stock units, 353,623 market condition-based share units and 45,975 performance condition-based share units outstanding.

12. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the six months ended September 30, 2018:

Shares outstanding as of March 31, 2018	41,915,000
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	233,391
Shares outstanding as of September 30, 2018	42,148,391

Treasury Stock

At September 30, 2018 and March 31, 2018, the Company held 12,680,105 shares as treasury stock.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of September 30, 2018 and March 31, 2018, are as follows:

	March 31, 2018	Before Reclassifications	Amounts Reclassified from AOCI	September 30, 2018
Pension funded status adjustment	$(22,503)	$—	$600	$(21,903)
Net unrealized gain (loss) on derivative instruments	(3,425)	(7,869)	2,695	(8,599)
Foreign currency translation adjustment	(15,789)	(85,591)	—	(101,380)
Accumulated other comprehensive (loss) income	$(41,717)	$(93,460)	$3,295	$(131,882)

The following table presents reclassifications from AOCI during the second quarter ended September 30, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net loss on cash flow hedging derivative instruments	$3,308	Cost of goods sold
Tax benefit	(777)
Net loss on derivative instruments, net of tax	$2,531

Defined benefit pension costs:
Prior service costs and deferrals	$340	Net periodic benefit cost, included in other (income) expense, net - See Note 1 and 10
Tax benefit	(40)
Net periodic benefit cost, net of tax	$300

The following table presents reclassifications from AOCI during the second quarter ended October 1, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net loss on cash flow hedging derivative instruments	$2,959	Cost of goods sold
Tax benefit	(1,095)
Net loss on derivative instruments, net of tax	$1,864

Defined benefit pension costs:
Prior service costs and deferrals	$440	Net periodic benefit cost, included in other (income) expense, net - See Note 1 and 10
Tax benefit	(102)
Net periodic benefit cost, net of tax	$338

The following table presents reclassifications from AOCI during the six months ended September 30, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$3,522	Cost of goods sold
Tax benefit	(827)
Net unrealized loss on derivative instruments, net of tax	$2,695

Defined benefit pension costs:
Prior service costs and deferrals	$708	Net periodic benefit cost, included in other (income) expense, net - See Note 1 and 10
Tax benefit	(108)
Net periodic benefit cost, net of tax	$600

The following table presents reclassifications from AOCI during the six months quarter ended October 1, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net loss on cash flow hedging derivative instruments	$992	Cost of goods sold
Tax benefit	(367)
Net loss on derivative instruments, net of tax	$625

Defined benefit pension costs:
Prior service costs and deferrals	$870	Net periodic benefit cost, included in other (income) expense, net - See Note 1 and 10
Tax benefit	(205)
Net periodic benefit cost, net of tax	$665

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the six months ended September 30, 2018:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2018	$1,195,675	$5,436	$1,201,111
Total comprehensive income:
Net earnings	93,284	183	93,467
Net unrealized loss on derivative instruments, net of tax	(5,174)	—	(5,174)
Pension funded status adjustment, net of tax	600	—	600
Foreign currency translation adjustment	(85,591)	(722)	(86,313)
Total other comprehensive loss, net of tax	(90,165)	(722)	(90,887)
Total comprehensive income (loss)	3,119	(539)	2,580
Other changes in equity:
Cash dividends - common stock ($0.35 per share)	(14,747)	—	(14,747)
Other, including activity related to equity awards	13,858	—	13,858
Balance as of September 30, 2018	$1,197,905	$4,897	$1,202,802

13. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net earnings attributable to EnerSys stockholders	$47,424	$43,222	$93,284	$91,423
Weighted-average number of common shares outstanding:
Basic	42,133,484	42,938,131	42,073,015	43,194,107
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	640,222	389,230	600,829	551,111
Diluted weighted-average number of common shares outstanding	42,773,706	43,327,361	42,673,844	43,745,218
Basic earnings per common share attributable to EnerSys stockholders	$1.13	$1.01	$2.22	$2.12
Diluted earnings per common share attributable to EnerSys stockholders	$1.11	$1.00	$2.19	$2.09
Anti-dilutive equity awards not included in diluted weighted-average common shares	409,425	283,674	286,755	257,243

14. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA;

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

Summarized financial information related to the Company's reportable segments for the second quarter and six months ended September 30, 2018 and October 1, 2017 is shown below:

	Quarter ended		Six months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net sales by segment to unaffiliated customers
Americas	$388,574	$341,504	$781,148	$696,107
EMEA	203,997	197,856	414,491	396,933
Asia	67,891	77,929	135,753	146,874
Total net sales	$660,462	$617,289	$1,331,392	$1,239,914
Net sales by product line
Reserve power	$313,338	$292,238	$637,356	$597,415
Motive power	347,124	325,051	694,036	642,499
Total net sales	$660,462	$617,289	$1,331,392	$1,239,914
Intersegment sales
Americas	$7,888	$8,979	$13,746	$16,216
EMEA	35,039	38,563	67,126	67,380
Asia	8,055	5,178	15,669	10,311
Total intersegment sales (1)	$50,982	$52,720	$96,541	$93,907
Operating earnings by segment
Americas	$48,306	$44,156	$96,042	$97,943
EMEA	13,829	17,802	31,032	31,576
Asia	2,343	4,182	3,848	7,426
Restructuring charges - Americas	—	(285)	—	(285)
Restructuring charges - EMEA	(1,007)	(1,491)	(2,199)	(2,324)
Inventory adjustment relating to exit activities - Asia	—	—	(526)	—
Restructuring charges - Asia	(114)	—	(661)	—
Total operating earnings (2)	$63,357	$64,364	$127,536	$134,336
(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.
(2) The Company does not allocate interest expense or other (income) expense to the reportable segments.

15. Subsequent Events

On October 29, 2018, the Company entered into an agreement to acquire all issued and outstanding shares and certain assets of select entities belonging to the Alpha Group (“Alpha”). Based in Bellingham, Washington, Alpha is a global industry leader in the comprehensive commercial-grade energy solutions for broadband, telecom, renewable, industrial and traffic customers around the world. Of the total purchase consideration of $750 million, $650 million will be payable in cash, with the remaining $100 million being payable in either cash or the Company's shares. The cash consideration will be funded using cash, existing credit facilities and new debt while any consideration payable in shares will be issued from the Company's treasury stock. The transaction is estimated to close in the next thirty (30) to sixty (60) days, subject to the satisfaction of customary closing conditions.

On November 7, 2018, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on
December 28, 2018, to stockholders of record as of December 14, 2018.

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

•
our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies, strategic gains and cost savings may be significantly harder to achieve, if at all, or may take longer to achieve;

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

Economic Climate

Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. North America and EMEA are experiencing moderate economic growth, with the economic growth in the United States accelerating. Our Asia region continues to grow faster than any other region in which we do business.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the second quarter and six months of fiscal 2019, where permitted, we increased our selling prices in response to increased commodity costs including other raw materials and freight.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $545 million of available cash and cash equivalents and available and undrawn credit lines of approximately $531 million at September 30, 2018 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

In fiscal 2018, we entered into a new credit facility (“2017 Credit Facility”) that comprises a $600 million senior secured revolving credit facility (“2017 Revolver”) and a $150 million senior secured term loan (“2017 Term Loan”) with a maturity date of September 30, 2022, which provides us with sufficient liquidity to fund acquisitions and stock repurchase programs.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries. The majority of that cash and investments is expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

We believe that our strong capital structure and liquidity affords us access to capital for future capital expenditures, acquisition and stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Segment sales

	Quarter ended September 30, 2018		Quarter ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$388.6	58.8%	$341.5	55.3%	$47.1	13.8%
EMEA	204.0	30.9	197.9	32.1	6.1	3.1
Asia	67.9	10.3	77.9	12.6	(10.0)	(12.9)
Total net sales	$660.5	100.0%	$617.3	100.0%	$43.2	7.0%

	Six months ended September 30, 2018		Six months ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$781.1	58.7%	$696.1	56.1%	$85.0	12.2%
EMEA	414.5	31.1	397.0	32.0	17.5	4.4
Asia	135.8	10.2	146.8	11.9	(11.0)	(7.6)
Total net sales	$1,331.4	100.0%	$1,239.9	100.0%	$91.5	7.4%

Net sales increased $43.2 million or 7.0% in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018. This increase was the result of a 7% increase in organic volume and a 2% increase in pricing, partially offset by a 2% decrease in foreign currency translation impact.

Net sales increased $91.5 million or 7.4% in the six months of fiscal 2019 as compared to the six months of fiscal 2018. This increase was the result of a 6% increase in organic volume and a 2% increase in pricing, partially offset by a 1% decrease in foreign currency translation impact.

The Americas segment’s net sales increased $47.1 million or 13.8% in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018, primarily due to a 12% increase in organic volume and a 3% increase in pricing, partially offset by a 1% decrease in foreign currency translation impact. Net sales increased $85.0 million or 12.2% in the six months of fiscal 2019 as compared to the six months of fiscal 2018, primarily due to a 11% increase in organic volume and a 3% increase in pricing, partially offset by a 2% decrease in foreign currency translation impact.

The EMEA segment’s net sales increased $6.1 million or 3.1% in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018, primarily due to a 6% increase in organic volume, partially offset by a 3% decrease in foreign currency translation impact. Net sales increased $17.5 million or 4.4% in the six months of fiscal 2019 as compared to the six months of fiscal 2018, primarily due to a 3% increase in organic volume and a 1% increase in pricing.

The Asia segment’s net sales decreased $10.0 million or 12.9% in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018, primarily due to a 14% decrease in organic volume partially offset by a 1% increase in pricing. Net sales decreased $11.0 million or 7.6% in the six months of fiscal 2019 as compared to the six months of fiscal 2018, primarily due to a 10% decrease in organic volume and a 1% increase each in pricing and foreign currency translation impact.

Product line sales

	Quarter ended September 30, 2018		Quarter ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$313.4	47.4%	$292.2	47.3%	$21.2	7.2%
Motive power	347.1	52.6	325.1	52.7	22.0	6.8
Total net sales	$660.5	100.0%	$617.3	100.0%	$43.2	7.0%

	Six months ended September 30, 2018		Six months ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$637.4	47.9%	$597.4	48.2%	$40.0	6.7%
Motive power	694.0	52.1	642.5	51.8	51.5	8.0
Total net sales	$1,331.4	100.0%	$1,239.9	100.0%	$91.5	7.4%

Net sales of our reserve power products in the second quarter of fiscal 2019 increased $21.2 million or 7.2% compared to the second quarter of fiscal 2018. The increase was primarily due to a 7% increase in organic volume and a 2% increase in pricing, partially offset by a 2% decrease in foreign currency translation impact. Net sales increased $40.0 million or 6.7% in the six months of fiscal 2019 as compared to the six months of fiscal 2018, primarily due to a 6% increase in organic volume and a 1% increase in pricing.

Net sales of our motive power products in the second quarter of fiscal 2019 increased by $22.0 million or 6.8% compared to the second quarter of fiscal 2018. The increase was primarily due to a 7% increase in organic volume and a 2% increase in pricing, partially offset by a 2% decrease in foreign currency translation impact. Net sales increased $51.5 million or 8.0% in the six months of fiscal 2019 as compared to the six months of fiscal 2018, primarily due to a 6% increase in organic volume and a 2% increase in pricing.

Gross Profit

	Quarter ended September 30, 2018		Quarter ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$160.9	24.4%	$160.3	26.0%	$0.6	0.4%

	Six months ended September 30, 2018		Six months ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$326.2	24.5%	$323.8	26.1%	$2.4	0.8%

Gross profit increased $0.6 million or 0.4% in the second quarter and increased $2.4 million or 0.8% in the six months of fiscal 2019 compared to the comparable prior year periods of fiscal 2018. Gross profit, as a percentage of net sales, decreased 160 basis points in both the second quarter and six months of fiscal 2019 compared to the second quarter and six months of fiscal 2018, respectively. This decrease in the gross profit margin in both the second quarter and six months is primarily due to an increase in commodity costs of approximately $14 million and $30 million, respectively, which were offset by increases in organic volume and pricing, but still resulted in gross margin dilution.

Operating Items

	Quarter ended September 30, 2018		Quarter ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$96.5	14.6%	$94.1	15.3%	$2.4	2.4%
Restructuring charges	$1.1	0.2%	$1.8	0.3%	$(0.7)	(36.9)%

	Six months ended September 30, 2018		Six months ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$195.8	14.7%	$186.8	15.1%	$9.0	4.8%
Restructuring charges	$2.9	0.2%	$2.6	0.2%	$0.3	9.6%

Operating expenses, as a percentage of sales, decreased 70 basis points in the second quarter of fiscal 2019 and decreased 40 basis points in the six months of fiscal 2019, compared to the comparable prior year periods of fiscal 2018. Excluding the impact of the foreign currency translation, the increase in dollars was primarily due to payroll related expenses.

Selling expenses, our main component of operating expenses, were 47.9% and 48.7% of total operating expenses in the second quarter and six months, respectively, compared to 52.1% and 52.7% of total operating expenses in the second quarter and six months of fiscal 2018.

Restructuring charges

Included in our second quarter of fiscal 2019 operating results are restructuring charges of $1.0 million in EMEA and $0.1 million in Asia. The charges in the EMEA relate to improving efficiencies of our general operations, while charges in Asia relate to a strategic shift in our India operations from reserve power production to motive power production.

Included in our second quarter of fiscal 2018 operating results are restructuring charges of $0.3 million in Americas and $1.5 million in EMEA.The charges in Americas related to the sale of the building at our Cleveland, Ohio charger manufacturing facility in the U.S., which ceased operations in fiscal 2017, while charges in EMEA related to restructuring our motive power production, supply chain and general operations in EMEA to improve efficiencies.

Operating Earnings

	Quarter ended September 30, 2018		Quarter ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$48.3	12.4%	$44.1	12.9%	$4.2	9.4%
EMEA	13.8	6.8	17.9	9.0	(4.1)	(22.3)
Asia	2.3	3.5	4.2	5.4	(1.9)	(44.0)
Subtotal	64.4	9.8	66.2	10.7	(1.8)	(2.5)
Restructuring charges - Americas	—	—	(0.3)	(0.1)	0.3	NM
Restructuring charges - EMEA	(1.0)	(0.5)	(1.5)	(0.8)	0.5	(32.5)
Restructuring charges - Asia	(0.1)	(0.2)	—	—	(0.1)	NM
Total operating earnings	$63.3	9.6%	$64.4	10.4%	$(1.1)	(1.6)%

(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.
NM = not meaningful

	Six months ended September 30, 2018		Six months ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$96.1	12.3%	$97.9	14.1%	$(1.8)	(1.9)%
EMEA	31.0	7.5	31.7	8.0	(0.7)	(1.7)
Asia	3.8	2.8	7.4	5.1	(3.6)	(48.2)
Subtotal	130.9	9.8	137.0	11.0	(6.1)	(4.4)
Restructuring charges - Americas	—	—	(0.3)	—	0.3	NM
Restructuring charges - EMEA	(2.2)	(0.5)	(2.3)	(0.6)	0.1	(5.4)
Inventory write-off relating to exit activities - Asia	(0.5)	(0.4)	—	—	(0.5)	NM
Restructuring charges - Asia	(0.7)	(0.5)	—	—	(0.7)	NM
Total operating earnings	$127.5	9.6%	$134.4	10.8%	$(6.9)	(5.1)%

(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.
NM = not meaningful

Operating earnings decreased $1.1 million or 1.6% and decreased $6.9 million or 5.1% in the second quarter and six months of fiscal 2019, respectively, compared to the second quarter and six months of fiscal 2018. Operating earnings, as a percentage of net sales, decreased 80 basis points and 120 basis points in the second quarter and six months of fiscal 2019, respectively, compared to the second quarter and six months of fiscal 2018, primarily due to an increase in commodity costs and freight, partially offset by organic volume improvement, price recoveries and cost saving initiatives.

The Americas segment's operating earnings, excluding restructuring charges, decreased 50 basis points and 180 basis points in the second quarter and six months of fiscal 2019, respectively, compared to the second quarter and six months of fiscal 2018 primarily due to higher commodity costs, partially offset by organic volume improvement, price recoveries and cost saving initiatives.

The EMEA segment's operating earnings, excluding restructuring charges, decreased 220 basis points and 50 basis points in the second quarter and six months of fiscal 2019, respectively, compared to the second quarter and six months of fiscal 2018, primarily due to higher commodity costs and freight, partially offset by organic volume improvement and cost saving initiatives.

The Asia segment's operating earnings, excluding restructuring charges, decreased 190 basis points and 230 basis points in the second quarter and six months of fiscal 2019, respectively, compared to the second quarter and six months of fiscal 2018, primarily due to a decrease in organic volume from a slow down in telecom spending during the six months of fiscal 2019 in the People's Republic of China and higher commodity costs.

Interest Expense

	Quarter ended September 30, 2018		Quarter ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$6.4	1.0%	$6.5	1.1%	$(0.1)	(1.5)%

	Six months ended September 30, 2018		Six months ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$12.9	1.0%	$12.2	1.0%	$0.7	5.6%

Interest expense of $6.4 million in the second quarter of fiscal 2019 (net of interest income of $0.5 million) was $0.1 million lower than the interest expense of $6.5 million in the second quarter of fiscal 2018 (net of interest income of $0.7 million). Interest expense of $12.9 million in the six months quarter of fiscal 2019 (net of interest income of $1.0 million) was $0.7 million higher than the interest expense of $12.2 million in the six months quarter of fiscal 2018 (net of interest income of $1.4 million).

The decrease in interest expense in the second quarter of fiscal 2019 is primarily due to lower average debt and the repayment of our high interest debt in South America, offset by higher interest rates. The increase in interest expense in the six months of fiscal 2019 is primarily due to higher interest rates, partially offset by lower average debt. Our average debt outstanding was $628.3 million and $619.8 million in the second quarter and six months of fiscal 2019 compared to $680.5 million and $654.5 million in the second quarter and six months of fiscal 2018.

Included in interest expense are non-cash charges for deferred financing fees of $0.3 million and $0.6 million in the second quarter and six months of fiscal 2019 compared to $0.6 million and $1.0 million, in the second quarter and six months of fiscal 2018.

Other (Income) Expense, Net

	Quarter ended September 30, 2018		Quarter ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(1.3)	(0.2)%	$2.8	0.4%	$(4.1)	NM

	Six months ended September 30, 2018		Six months ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(0.9)	(0.1)%	$6.1	0.4%	$(7.0)	NM
NM = not meaningful

Other (income) expense, net in the second quarter of fiscal 2019 was income of $1.3 million compared to expense of $2.8 million in the second quarter of fiscal 2018. Other (income) expense, net in the six months of fiscal 2019 was income of $0.9 million compared to expense of $6.1 million in the six months of fiscal 2018. Foreign currency impact resulted in a gain of $1.8 million and $2.2 million, in the second quarter of fiscal 2019 and six months of fiscal 2019, respectively, compared to a foreign currency loss of $2.5 million and $5.1 million in the second quarter and six months of fiscal 2018, respectively.

The adoption of ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)” in fiscal 2019 resulted in pension expense components other than service, being recorded in Other (income) expense, net. These amounted to $0.3 million and $0.4 million in the second quarter of fiscal 2019 and fiscal 2018, respectively, and were $0.6 million and $0.8 million in the six months of fiscal 2019 and fiscal 2018, respectively.

Earnings Before Income Taxes

	Quarter ended September 30, 2018		Quarter ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$58.2	8.8%	$55.1	8.9%	$3.1	5.8%

	Six months ended September 30, 2018		Six months ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$115.5	8.7%	$116.1	9.4%	$(0.6)	(0.4)%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2019 increased $3.1 million, or 5.8%, compared to the second quarter of fiscal 2018 and decreased $0.6 million or 0.4%, in the six months of fiscal 2019, compared to the six months of fiscal 2018.

Income Tax Expense

	Quarter ended September 30, 2018		Quarter ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$10.8	1.6%	$11.9	1.9%	$(1.1)	(9.4)%
Effective tax rate	18.6%		21.7%		(3.1)%

	Six months ended September 30, 2018		Six months ended October 1, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$22.1	1.7%	$24.6	2.0%	$(2.5)	(10.0)%
Effective tax rate	19.1%		21.2%		(2.1)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2019 and 2018 was based on the estimated effective tax rates applicable for the full years ending March 31, 2019 and March 31, 2018, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate, change in tax laws and the amount of our consolidated income before taxes.

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

As of September 30, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We did not obtain additional information during the quarter affecting the provisional amounts initially recorded for the year ended March 31, 2018. In accordance with Staff Accounting Bulletin 118, these amounts are considered provisional and may be affected by future guidance, if and when issued. The estimate of our transition tax liability may change when we finalize both the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets.

Beginning in fiscal 2019, the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”), and base-erosion and anti-abuse (“BEAT”) provisions became effective. The GILTI provisions require us to include in our US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Due to the complexities of the GILTI tax rules, we are continuing to evaluate the application of ASC 740. Under US GAAP, we are allowed to make an accounting policy choice of either (1) treating the taxes due on future US inclusions in taxable income as a current-period expense when incurred (“period cost method”) or (2) factoring amounts into a Company’s measurement of its deferred taxes (“deferred method”). As of the second quarter of fiscal 2019, we have not elected an accounting policy treatment for the method we would utilize for GILTI. Based on existing legislative guidance and interpretation, we have estimated the impact on the tax provision of the GILTI inclusion, offset by the related foreign tax credit, and expects the annual effective tax rate to be increased by approximately 2.8%.

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

The consolidated effective income tax rates were 18.6% and 21.7%, respectively, for the second quarters of fiscal 2019 and 2018 and were 19.1% and 21.2% for the six months of fiscal 2019 and 2018. The rate decrease in the second quarter and six months of fiscal 2019 compared to the comparable prior year periods of fiscal 2018 is primarily due to changes in the mix of earnings among tax jurisdictions and items related to the Tax Act. The Tax Act items accounted for a net decrease of 2.2% comprising a 4.5% decrease for the rate change, a 0.5% decrease for the FDII deduction and a 2.8% increase for GILTI inclusion.

Foreign income as a percentage of worldwide income is estimated to be 68% for fiscal 2019 compared to 63% for fiscal 2018. The foreign effective income tax rates for the six months of fiscal 2019 and 2018 were 11.1% and 11.2%, respectively. The rate decrease compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

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

The Company issued performance condition-based awards in the second quarter ended September 30, 2018. The fair value of performance condition based awards are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, which the Company assesses at each reporting period. Once a performance condition is considered probable, the Company records compensation expense based on the portion of the service period elapsed to date with respect to that award, with a cumulative catch-up, net of estimated forfeitures, and recognize any remaining compensation expense, if any, over the remaining requisite service period using the straight method as the awards are subject to cliff vesting. See Note 11, Stock-Based Compensation, to the Consolidated Condensed Financial Statements, for further information.

Liquidity and Capital Resources

Operating activities provided cash of $84.0 million in the six months of fiscal 2019 compared to $45.5 million in the comparable period of fiscal 2018. In the six months of fiscal 2019, cash provided by operating activities was primarily from net earnings of $93.4 million, depreciation and amortization of $27.3 million, stock-based compensation of $9.1 million, non-cash charges relating to write-off of assets of $1.1 million, non-cash interest of $0.6 million and provision for deferred taxes of $0.8 million. Cash provided by earnings as adjusted for non-cash items were partially offset by the increase in primary working capital of $22.3 million, net of currency translation changes, and an outflow of $4.2 million relating to prepaid assets and $20.6 million relating to accrued expenses for income tax payments.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $666.0 million (yielding a primary working capital percentage of 25.2%) at September 30, 2018, $701.6 million (yielding a primary working capital percentage of 25.7%) at March 31, 2018 and $690.2 million at October 1, 2017 (yielding a primary working capital percentage of 28.0%). The primary working capital percentage of 25.2% at September 30, 2018 is 50 basis points lower than that for March 31, 2018, and 280 basis points lower than that for the prior year period. Excluding the impact of certain reclasses relating to the adoption of ASC 606, primary working capital percentage was 26.0%, which is 30 basis points higher than that for March 31, 2018 and 200 basis points lower than that for the prior year period. The increase in primary working capital from March 31, 2018 is primarily due to inventories, on account of rising commodity costs and freight, and a longer supply chain on select products. The decrease in primary working capital from the prior year quarter of October 1, 2017 was due to increased annualized sales, as well as improvements in all three components of primary working capital.

Primary working capital and primary working capital percentages at September 30, 2018, March 31, 2018 and October 1, 2017 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
September 30, 2018	$519.5	$396.4	$(249.9)	$666.0	$2,641.8	25.2%
March 31, 2018	546.3	414.2	(258.9)	701.6	2,732.2	25.7
October 1, 2017	502.9	422.5	(235.2)	690.2	2,469.2	28.0

Investing activities used cash of $35.3 million in the six months of fiscal 2019 and primarily consisted of capital expenditures relating to plant improvements.

Investing activities used cash of $29.4 million in the six months of fiscal 2018 and primarily consisted of capital expenditures of $26.6 million, and a $3.0 million acquisition.

Financing activities provided cash of $6.8 million in the six months of fiscal 2019. During the six months of fiscal 2019, we borrowed $84.5 million under the 2017 Revolver and repaid $65.0 million. Payment of cash dividends to our stockholders were $14.7 million and payment of taxes related to net share settlement of equity awards were $3.4 million. Proceeds from stock options were $8.3 million and net payments on short-term debt were $2.9 million.

Financing activities used cash of $8.3 million in the six months of fiscal 2018. During the second quarter of fiscal 2018, we entered into a 2017 Credit Facility and borrowed $343.5 million under the 2017 Revolver and $150.0 million under the 2018 Term loan. Repayments on the 2017 Revolver during the six months of fiscal 2018 were $58.3 million. Borrowings and repayments on the 2011 Revolver during the six months of fiscal 2018 were $147.1 million and $312.1 million, respectively, and repayment of the 2011 Term loan was $127.5 million. On August 4, 2017, the outstanding balance on the 2011 Revolver and the 2011 Term Loan of $240.0 million and $123.0 million, respectively, was repaid utilizing the proceeds from the 2017 Credit Facility. We also paid $100.0 million under an accelerated share repurchase agreement (“ASR”), which was settled on January 5, 2018, the scheduled settlement date for the ASR. Treasury stock open market purchases were $21.2 million, payment of cash dividends to our stockholders were $15.0 million, payment of taxes related to net share settlement of equity awards were $7.4 million and debt issuance costs were $2.7 million. Net repayments on short-term debt were $5.4 million and proceeds from stock options were $0.7 million.

Currency translation had a negative impact of $32.5 million on our cash balance in the six months of fiscal 2019 compared to a positive impact of $32.0 million in the six months of fiscal 2018. In the six months of fiscal 2019, principal currencies in which we do business such as the Euro, Swiss franc, British pound, Polish zloty, Chinese renminbi and Mexican peso weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $23.1 million to $545.2 million, in the six months of fiscal 2019 compared to an increase by $39.8 million to $540.1 million, in the comparable period of fiscal 2018.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2018 Annual Report for the year ended March 31, 2018. As of September 30, 2018, we had no significant changes to our contractual obligations table contained in our 2018 Form 10-K.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at September 30, 2018 are $4.3 million (pre-tax). Those contracts that result in an asset position at September 30, 2018 are $0.1 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $3.2 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
September 30, 2018	$67.5	68.9	$0.98	12%
March 31, 2018	72.2	62.9	1.15	14
October 1, 2017	53.2	50.1	1.06	9
(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe approximately 56% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at September 30, 2018, lead purchased by September 30, 2018 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $18 million and $36 million, in the second quarter and six months of fiscal 2019.

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

At September 30, 2018 and October 1, 2017, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $2.5 million and $3.8 million, respectively.

Agreement to Acquire Alpha Group

On October 29, 2018, EnerSys entered into a Share Purchase Agreement (the “Purchase Agreement”) with AlphaTec Ltd. (the “ATS Seller”), the sole shareholder of Alpha Technologies Services, Inc. (“ATS”); Alpha Innovations Ltd., Radiant Energy Systems Ltd. and AlphaTec Ltd. (collectively, the “ATL Sellers” and together with the ATS Seller, the “Sellers” or “Alpha”), the shareholders of Alpha Technologies Ltd. (“ATL”); and Fortis Advisors LLC, as seller representative. Pursuant to the terms of the Purchase Agreement, EnerSys (through one or more wholly owned subsidiaries) will acquire all issued and outstanding shares of ATS and ATL, and will acquire substantially all of the assets of Alpha Technologies Inc. and certain assets of Altair Advanced Industries, Inc. and other affiliates of ATS and ATL, in each case in accordance with the terms and conditions of the Restructuring Agreements (such stock and asset acquisitions being collectively, the “Transaction”). Capitalized terms used, but undefined herein, have the meanings ascribed to them in the Purchase Agreement.

Under the terms of the Purchase Agreement, the total consideration for the Transaction is $750 million, which consists of $650 million in cash, to be funded using existing cash and credit facilities, and $100 million in shares of our common stock, at a per share price based on the thirty-day volume weighted average stock price of our common stock at the closing of the Transaction (the “Closing VWAP”). The equity component of total consideration may be decreased (and the cash component correspondingly increased) (i) at the election of the Sellers if the Closing VWAP is greater than $95.00, or (ii) at the election of EnerSys if the Closing VWAP is less than $65.00. Assuming no adjustment in the mix of total consideration based on the Closing VWAP, EnerSys common stock issued at the closing of the Transactions is expected to represent approximately 3% of its issued and outstanding shares.

Upon the closing of the Transaction, EnerSys will enter into five-year Non-Compete and Restrictive Covenant Agreements with Fred Kaiser, the owner of ATS and ATL, and Grace Borsari, the owner of Altair Advanced Industries, Inc. The Transaction is subject to certain closing conditions, including the receipt of governmental regulatory approvals and the proper conveyance of all required closing deliverables. The Transaction is expected to close within thirty (30) to sixty (60) days of signing, subject to the satisfaction of customary closing conditions.

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
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2018 Annual Report for the year ended March 31, 2018, which could materially affect our business, financial condition or future results and the following relating to our recently announced agreement to acquire Alpha.

The regulatory approvals and any other required approvals in connection with the Transaction may not be obtained on the proposed terms or on the anticipated schedule.

The completion of the Transaction will depend upon a number of conditions being satisfied, including, among others, obtaining all regulatory approvals required to complete the Transaction, including the expiration or early termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and any required foreign regulatory approvals, and the absence of any injunction prohibiting the Transaction and absence of any legal requirements enacted by a court or other governmental entity since the date of the Purchase Agreement that remain in effect prohibiting consummation of the Transaction. We can provide no assurance that all required approvals will be obtained on the anticipated schedule, or at all.

The waiting period with respect to the notifications filed under the HSR Act expires 30 calendar days after such filings, unless otherwise extended or terminated. The Federal Trade Commission ("FTC") or Department of Justice ("DOJ") may effectively extend the statutory waiting period by requesting additional information regarding the Transaction and its potential effects on competition. Also, at any time before or after completion of the Transaction, the FTC or the DOJ could act under the antitrust laws to prevent a substantial lessening of competition or the creation of a monopoly, including by seeking to enjoin completion of the Transaction or seeking divestiture of our or Alpha’s assets, businesses or product lines.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
July 2 – July 29, 2018	—	$—	—	$100,000,000
July 30 – August 26, 2018	26,835	78.71	—	100,000,000
August 27 – September 30, 2018	—	—	—	100,000,000
Total	26,835	$78.71	—

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
Date: November 7, 2018