Form 10-Q
period 2018-12-30
EnerSys
filed 2019-02-06
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2018

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

Common Stock outstanding at February 1, 2019: 43,048,757 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 30, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$397,158	$522,118
Accounts receivable, net of allowance for doubtful accounts: December 30, 2018 - $10,181; March 31, 2018 - $12,643	607,440	546,325
Inventories, net	501,338	414,234
Prepaid and other current assets	98,854	56,910
Total current assets	1,604,790	1,539,587
Property, plant, and equipment, net	422,207	390,260
Goodwill	672,596	352,805
Other intangible assets, net	457,143	147,141
Deferred taxes	41,816	44,402
Other assets	19,389	12,730
Total assets	$3,217,941	$2,486,925
Liabilities and Equity
Current liabilities:
Short-term debt	$3,656	$18,341
Accounts payable	280,958	258,982
Accrued expenses	266,000	214,207
Total current liabilities	550,614	491,530
Long-term debt, net of unamortized debt issuance costs	1,087,341	579,535
Deferred taxes	92,971	33,607
Other liabilities	172,735	181,142
Total liabilities	1,903,661	1,285,814
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 30, 2018 and at March 31, 2018	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized; 54,848,186 shares issued and 43,047,708 shares outstanding at December 30, 2018; 54,595,105 shares issued and 41,915,000 shares outstanding at March 31, 2018	548	546
Additional paid-in capital	511,442	477,288
Treasury stock, at cost, 11,800,478 shares held as of December 30, 2018 and 12,680,105 shares held as of March 31, 2018	(499,528)	(560,991)
Retained earnings	1,439,447	1,320,549
Accumulated other comprehensive loss	(142,807)	(41,717)
Total EnerSys stockholders’ equity	1,309,102	1,195,675
Nonredeemable noncontrolling interests	5,178	5,436
Total equity	1,314,280	1,201,111
Total liabilities and equity	$3,217,941	$2,486,925
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	December 30, 2018	December 31, 2017
Net sales	$680,022	$658,935
Cost of goods sold	511,729	491,625
Inventory step up to fair value relating to Alpha acquisition	3,747	—
Gross profit	164,546	167,310
Operating expenses	112,046	96,717
Restructuring and other exit charges	5,392	1,808
Legal proceedings settlement income	(2,843)	—
Operating earnings	49,951	68,785
Interest expense	7,082	6,469
Other (income) expense, net	(55)	(212)
Earnings before income taxes	42,924	62,528
Income tax (benefit) expense	(5,690)	88,307
Net earnings (loss)	48,614	(25,779)
Net earnings attributable to noncontrolling interests	197	68
Net earnings (loss) attributable to EnerSys stockholders	$48,417	$(25,847)
Net earnings (loss) per common share attributable to EnerSys stockholders:
Basic	$1.14	$(0.61)
Diluted	$1.12	$(0.61)
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,337,459	42,125,745
Diluted	43,102,598	42,125,745
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine months ended
	December 30, 2018	December 31, 2017
Net sales	$2,011,414	$1,898,849
Cost of goods sold	1,516,381	1,407,833
Inventory step up to fair value relating to Alpha acquisition and exit activities	4,273	—
Gross profit	490,760	491,016
Operating expenses	307,864	283,478
Restructuring and other exit charges	8,252	4,417
Legal proceedings settlement income	(2,843)	—
Operating earnings	177,487	203,121
Interest expense	20,011	18,712
Other (income) expense, net	(1,052)	5,816
Earnings before income taxes	158,528	178,593
Income tax expense	16,447	112,899
Net earnings	142,081	65,694
Net earnings attributable to noncontrolling interests	380	118
Net earnings attributable to EnerSys stockholders	$141,701	$65,576
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.36	$1.53
Diluted	$3.31	$1.51
Dividends per common share	$0.53	$0.53
Weighted-average number of common shares outstanding:
Basic	42,161,163	42,837,986
Diluted	42,816,762	43,345,926
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Nine months ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net earnings (loss)	$48,614	$(25,779)	$142,081	$65,694
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax	4,732	(587)	(442)	29
Pension funded status adjustment, net of tax	204	331	804	996
Foreign currency translation adjustment	(15,777)	14,053	(102,090)	86,901
Total other comprehensive (loss) gain, net of tax	(10,841)	13,797	(101,728)	87,926
Total comprehensive income (loss)	37,773	(11,982)	40,353	153,620
Comprehensive (loss) income attributable to noncontrolling interests	281	156	(258)	237
Comprehensive income (loss) attributable to EnerSys stockholders	$37,492	$(12,138)	$40,611	$153,383
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	December 30, 2018	December 31, 2017
Cash flows from operating activities
Net earnings	$142,081	$65,694
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,511	40,320
Write-off of assets relating to exit activities	4,498	210
Derivatives not designated in hedging relationships:
Net losses (gains)	390	(105)
Cash settlements	(865)	(234)
Provision for doubtful accounts	849	775
Deferred income taxes	(222)	(7,228)
Non-cash interest expense	953	1,289
Stock-based compensation	14,587	14,773
(Gain) loss on disposal of property, plant, and equipment	(157)	69
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	21,860	12,987
Inventories	(36,440)	(44,389)
Prepaid and other current assets	(12,507)	(1,241)
Other assets	(1,260)	(1,142)
Accounts payable	(649)	(10,619)
Accrued expenses	14,306	(30,485)
Other liabilities	(23,511)	89,228
Net cash provided by operating activities	166,424	129,902

Cash flows from investing activities
Capital expenditures	(52,672)	(43,086)
Purchase of businesses	(650,000)	(2,964)
Proceeds from disposal of property, plant, and equipment	549	395
Net cash used in investing activities	(702,123)	(45,655)

Cash flows from financing activities
Net repayments on short-term debt	(13,564)	(1,376)
Proceeds from Amended 2017 Revolver borrowings	454,500	356,750
Proceeds from 2011 Revolver borrowings	—	147,050
Repayments of Amended 2017 Revolver borrowings	(246,000)	(111,450)
Repayments of 2011 Revolver borrowings	—	(312,050)
Proceeds from Amended 2017 Term Loan	299,105	150,000
Repayments of 2011 Term Loan	—	(127,500)
Debt issuance costs	(1,235)	(2,677)
Option proceeds	9,044	758
Payment of taxes related to net share settlement of equity awards	(3,384)	(7,477)
Purchase of treasury stock	(25,000)	(121,191)
Dividends paid to stockholders	(22,280)	(22,339)
Other	29	(19)
Net cash provided by (used in) financing activities	451,215	(51,521)
Effect of exchange rate changes on cash and cash equivalents	(40,476)	38,267
Net (decrease) increase in cash and cash equivalents	(124,960)	70,993
Cash and cash equivalents at beginning of period	522,118	500,329
Cash and cash equivalents at end of period	$397,158	$571,322

Supplemental disclosures:

Non-cash investing and financing activities:
Common stock issued as partial consideration for Alpha acquisition	$100,000	$—

See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three months and nine months ended December 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.

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

Each customer purchase order sets forth the transaction price for the products and services purchased under that arrangement. Some customer arrangements include variable consideration, such as volume rebates, some of which depend upon the customers meeting specified performance criteria, such as a purchasing level over a period of time. The Company uses judgment to estimate the most likely amount of variable consideration at each reporting date. When estimating variable consideration the Company also applies judgment when considering the probability of whether a reversal of revenue could occur and only recognize revenue subject to this constraint.

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the third quarter and nine months of fiscal 2019 amounted to $37,472 and $106,672, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definitions for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the third quarter and nine months of fiscal 2019 amounted to $19,421 and $54,316, respectively.

On December 30, 2018, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $97,189, of which, the Company estimates that approximately $34,244 will be recognized as revenue in fiscal 2019, $47,032 in fiscal 2020, $10,023 in fiscal 2021, $5,738 in fiscal 2022 and $152 in fiscal 2023.

The Company's typical payment terms are 30 days and sales arrangements do not contain any significant financing component for its customers.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of December 30, 2018, the current and non-current portion of contract liabilities were $24,736 and $7,430, respectively. As of March 31, 2018, the current and non-current portion of contract liabilities were $9,387 and $7,094, respectively. Amounts representing work completed and not billed to customers represent contract assets and were $31,916 and $24,810 as of December 30, 2018 and March 31, 2018, respectively. Revenues recognized during the third quarter and nine months of fiscal 2019, that were included in the contract liability at the beginning of the current quarter and nine months, amounted to $1,950 and $2,695, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At December 30, 2018, the right of return asset related to the value of inventory anticipated to be returned from customers was $2,647 and refund liability representing amounts estimated to be refunded to customers was $5,013.

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

The Company pays sales commissions to its sales representatives, which may be considered as incremental costs to obtain a contract. However, since the recoverability period is less than one year, the Company has utilized the practical expedient to record these costs of obtaining a contract as an expense as they are incurred.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)”, which requires an entity to report the service cost component of pension and other postretirement benefit costs in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and requires the retrospective method to be applied to all periods presented. The Company adopted this guidance effective April 1, 2018. The service cost component of pension expense continues to be recognized in cost of goods sold whereas other components of pension expense have been reclassified to “Other (income) expense, net” in the Condensed Consolidated Statements of Income. The Company reclassified $345 and $1,080, from “Cost of goods sold” relating to the third quarter and nine months of fiscal 2018, respectively, to “Other (income) expense, net” in the Condensed Consolidated Statements of Income.

Accounting Pronouncements Issued But Not Adopted as of December 30, 2018

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This update is effective for annual periods beginning after December 15, 2018, using a modified retrospective approach, with early adoption permitted. In order to evaluate the impact of ASU No. 2016-02, the Company has formed a project team and initiated the process of assessing critical components of this new guidance and the potential impact that the guidance may have on its financial position, results of operations and cash flows. This evaluation process includes a review of the Company's leasing contracts and an assessment of the completeness of the Company's lease population. The Company is anticipating electing available practical expedients, including the transition option, upon adoption on April 1, 2019. The Company is also currently implementing a software tool and concurrently identifying changes to its business processes, systems and controls to support adoption of the new standard. Based upon the assessment to date, the Company believes that a key change upon adoption of the lease standard will be the recognition of leased assets and liabilities on its balance sheet but has not yet determined the impact, if any, on its results of operations or statement of cash flows.

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

2. Acquisition

On December 7, 2018, the Company completed the acquisition of all of the issued and outstanding common stock of Alpha Technologies Services, Inc. (“ATS”) and Alpha Technologies Ltd. (“ATL”), resulting in ATS and ATL becoming wholly-owned subsidiaries of the Company (the “share purchase”). Additionally, the Company acquired substantially all of the assets of Alpha Technologies Inc. and certain assets of Altair Advanced Industries, Inc. and other affiliates of ATS and ATL (all such sellers, together with ATS and ATL, “Alpha”), in each case in accordance with the terms and conditions of certain restructuring agreements (collectively, the “asset acquisition” and together with the share purchase, the “acquisition”). Based in Bellingham, Washington, Alpha is a global industry leader in the comprehensive commercial-grade energy solutions for broadband, telecom, renewable, industrial and traffic customers around the world. The aggregate purchase consideration for the acquisition was $750,000, of which $650,000 was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing. The fair value of the 1,177,630 shares had an approximate closing date fair value of $100,000. The Company funded the cash portion of the acquisition with borrowings from the Amended Credit Facility as defined in Note 10. See Note 10 for additional information.

The acquisition expands the Company's footprint in broadband and telecom markets.

The Company recorded the acquisition using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The results of operations of Alpha have been included in the Company’s Americas segment beginning December 8, 2018. Included within operating expenses in the Company's Consolidated Condensed Statements of Income are acquisition costs of $10,192 and $12,360, respectively, for the third quarter and nine months of fiscal 2019.

For the third quarter and nine months of fiscal 2019 ended December 30, 2018, the contribution of the acquisition to net sales was $26,795. Alpha recorded a net loss of $4,440 for the third quarter and nine months of fiscal 2019 ended December 30, 2018, excluding the effect of the transaction and integration costs, and interest expense on the debt to finance the acquisition.

The following table summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed and resulting goodwill. These values are not yet finalized and are subject to change, which could be significant. The amounts recognized will be finalized as the information necessary to complete the analyses is obtained, but no later than December 7, 2019 or one year from the acquisition date (“the measurement period”).

The acquired assets and assumed liabilities include the following:

Accounts receivable	$115,467
Inventories	93,262
Other current assets	6,822
Other intangible assets	319,434
Property, plant and equipment	20,507
Other assets	7,165
Total assets acquired	$562,657
Short-term debt	264
Accounts payable	34,009
Accrued liabilities	43,636
Deferred income taxes	60,292
Other liabilities	10,802
Total liabilities assumed	$149,003
Net assets acquired	$413,654

Purchase price	$750,000
Less: Fair value of acquired identifiable assets and liabilities	413,654
Goodwill	$336,346

The following table summarizes the estimated fair value of Alpha's identifiable intangible assets and the initial assessment of their respective estimated lives:

	Type	Life in Years	Fair Value
Trademarks	Indefinite-lived	Indefinite	$88,849
Customer relationships	Finite-lived	13	188,805
Technology	Finite-lived	10	41,780
Total identifiable intangible assets			$319,434

The preliminary purchase price of the acquisition has been allocated to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated acquisition date fair values. The excess of the purchase price over the net tangible and intangible assets is recorded to goodwill. Estimated goodwill deductible for tax purposes is $42,040. The preliminary allocation of purchase price is based upon a valuation undertaken by the Company and is subject to change during the measurement period. The initial accounting for the acquisition is incomplete pending final valuation of the tangible and identifiable intangible assets acquired and liabilities assumed.

The following unaudited summary information is presented on a consolidated pro forma basis as if the acquisition had occurred on April 1, 2017:

	Quarter ended		Nine months ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net sales	$805,839	$799,416	$2,482,137	$2,302,525
Net earnings (loss) attributable to EnerSys stockholders	62,354	(28,713)	181,941	66,724
Net earnings (loss) per share attributable to EnerSys stockholders - basic	1.44	(0.66)	4.21	1.52
Net earnings per share attributable to EnerSys stockholders - assuming dilution	1.42	(0.66)	4.14	1.50

The pro forma amounts include additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Alpha acquisition been completed on April 1, 2017, nor are they indicative of future combined results. The pro forma results for the third quarter and nine months of fiscal 2018 exclude pre-tax transaction costs of $10,192 and $12,360, respectively, as well as the pre-tax amortization of the acquisition date step up to fair value of inventories of $3,747 (these were recognized in the actual results of the third quarter and nine months fiscal 2019) as they are considered non-recurring in nature. The remeasurement of Alpha's deferred taxes due to the Tax Act are also being excluded in arriving at these pro forma results.

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	December 30, 2018			March 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$185,450	$(953)	$184,497	$97,444	$(953)	$96,491
Finite-lived intangible assets:
Customer relationships	254,527	(37,102)	217,425	66,973	(31,500)	35,473
Non-compete	2,998	(2,799)	199	2,852	(2,759)	93
Technology	64,292	(10,362)	53,930	22,769	(8,872)	13,897
Trademarks	2,003	(1,212)	791	2,003	(1,151)	852
Licenses	1,483	(1,182)	301	1,491	(1,156)	335
Total	$510,753	$(53,610)	$457,143	$193,532	$(46,391)	$147,141

The Company’s amortization expense related to finite-lived intangible assets was $3,105 and $7,220, for the third quarter and nine months of fiscal 2019, respectively. The expected amortization expense based on the finite-lived intangible assets as of December 30, 2018, is $1,766 for the remainder of fiscal 2019, $8,281 in fiscal 2020, $8,023 in fiscal 2021, $7,941 in fiscal 2022 and $5,689 in fiscal 2023.

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Americas	EMEA	Asia	Total
Balance at March 31, 2018	$151,255	$155,825	$45,725	$352,805
Goodwill acquired	336,346	—	—	336,346
Foreign currency translation adjustment	(1,888)	(11,194)	(3,473)	(16,555)
Balance as of December 30, 2018	$485,713	$144,631	$42,252	$672,596

3. Inventories

Inventories, net consist of:

	December 30, 2018	March 31, 2018
Raw materials	$120,433	$92,216
Work-in-process	108,667	136,068
Finished goods	272,238	185,950
Total	$501,338	$414,234

4. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of December 30, 2018 and March 31, 2018, and the basis for that measurement:

	Total Fair Value Measurement December 30, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$330	$—	$330	$—
Foreign currency forward contracts	683	—	683	—
Total derivatives	$1,013	$—	$1,013	$—

	Total Fair Value Measurement March 31, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(3,877)	$—	$(3,877)	$—
Foreign currency forward contracts	22	—	22	—
Total derivatives	$(3,855)	$—	$(3,855)	$—

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

The fair value of the Company’s short-term debt and borrowings under the Amended Credit Facility (as defined in Note 10), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The Company's 5.00% Senior Notes due 2023 (the “Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of the Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 97% and 102% of face value on December 30, 2018 and March 31, 2018, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at December 30, 2018 and March 31, 2018 were as follows:

	December 30, 2018		March 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$1,013	$1,013	$22	$22
Financial liabilities:
Notes (2)	$300,000	$291,000	$300,000	$304,500
Derivatives (1)	—	—	3,877	3,877

(1)	Represents lead and foreign currency forward contracts (see Note 5 for asset and liability positions of the lead and foreign currency forward contracts at December 30, 2018 and March 31, 2018).

(2)	The fair value amount of the Notes at December 30, 2018 and March 31, 2018 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At December 30, 2018 and March 31, 2018, the Company has hedged the price to purchase approximately 77.0 million pounds and 62.9 million pounds of lead, respectively, for a total purchase price of $70,235 and $72,207, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of December 30, 2018 and March 31, 2018, the notional amount of these contracts was $48,131 and $54,164, respectively.

In the coming twelve months, the Company anticipates that $4,929 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from accumulated other comprehensive income (“AOCI”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of December 30, 2018 and March 31, 2018, the notional amount of these contracts was $59,819 and $28,486, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
December 30, 2018 and March 31, 2018

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	December 30, 2018	March 31, 2018	December 30, 2018	March 31, 2018
Prepaid and other current assets:
Lead forward contracts	$330	$—	$—	$—
Foreign currency forward contracts	395	209	288	—
Total assets	$725	$209	$288	$—
Accrued expenses:
Lead forward contracts	$—	$3,877	$—	$—
Foreign currency forward contracts	—	—	—	187
Total liabilities	$—	$3,877	$—	$187

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 30, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(501)	Cost of goods sold	$(6,892)
Foreign currency forward contracts	583	Cost of goods sold	789
Total	$82		$(6,103)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$232
Total		$232

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 31, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(396)	Cost of goods sold	$2,266
Foreign currency forward contracts	(87)	Cost of goods sold	(1,811)
Total	$(483)		$455

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$93
Total		$93

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 30, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(11,510)	Cost of goods sold	$(9,611)
Foreign currency forward contracts	1,303	Cost of goods sold	(14)
Total	$(10,207)		$(9,625)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(390)
Total		$(390)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 31, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$2,686	Cost of goods sold	$2,177
Foreign currency forward contracts	(3,175)	Cost of goods sold	(2,714)
Total	$(489)		$(537)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$105
Total		$105

6. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2019 and 2018 was based on the estimated effective tax rates applicable for the full years ending March 31, 2019 and March 31, 2018, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates, change in tax laws and the amount of the Company's consolidated income before taxes.

On December 22, 2017, the Tax Act was enacted into law. Among the significant changes resulting from the law, the Tax Act reduced the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, and required companies to pay a one-time transition tax on unrepatriated cumulative non-U.S. earnings of foreign subsidiaries and created new taxes on certain foreign sourced earnings. The U.S. federal statutory tax rate for fiscal 2019 is 21.0%.

As of December 30, 2018, the Company had completed its accounting for the tax effects of enactment of the Tax Act. The Company recognized an income tax benefit during the quarter of $13,483, resulting from a decrease in the mandatory one-time transition tax on unremitted earnings of our foreign business.

Beginning in fiscal 2019, the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”), and base-erosion and anti-abuse (“BEAT”) provisions became effective. The GILTI provisions require the Company to include in its US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under US GAAP, the Company is allowed to make an accounting policy choice of either (1) treating the taxes due on future US inclusions in taxable income as a current-period expense when incurred (“period cost method”) or (2) factoring amounts into a Company’s measurement of its deferred taxes (“deferred method”). As of the third quarter of fiscal 2019, the Company has elected the period cost method. Based on existing legislative guidance and interpretation, the Company has estimated that its annual effective tax rate to increase by approximately 2.8% compared to prior year effective tax rate.

FDII allows a new deduction for U.S. corporations up to 37.5% of foreign derived intangible income. This is an export incentive that reduces the tax on foreign derived sales and service income. Based upon the existing legislative guidance and interpretation, the Company has estimated the impact on the annual effective tax rate to decrease by approximately 0.5% compared to prior year effective tax rate.

The BEAT provisions eliminate the deductions of certain base-erosion payments to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect to be subject to BEAT in fiscal 2019.

The consolidated effective income tax rates for the third quarter of fiscal 2019 and 2018 were (13.3)% and 141.2%, respectively, and for the nine months of fiscal 2019 and 2018 were 10.4% and 63.2%, respectively. The rate decrease in the third quarter and nine months of fiscal 2019 compared to the comparable prior year periods of fiscal 2018 is primarily due to changes in the mix of earnings among tax jurisdictions and items related to the Tax Act.

Foreign income as a percentage of worldwide income is estimated to be 74% for fiscal 2019 compared to 64% for fiscal 2018. The foreign effective income tax rates for the nine months of fiscal 2019 and 2018 were 11.8% and 11.4%, respectively. The rate increase compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

7. Warranty

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

	Quarter ended		Nine months ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Balance at beginning of period	$47,733	$47,113	$50,602	$46,116
Current period provisions	5,603	6,204	16,620	13,012
Costs incurred	(6,272)	(3,843)	(18,573)	(10,880)
Fair value of warranty reserves of acquired businesses	7,535	—	7,535	—
Foreign currency translation adjustment	(240)	23	(1,825)	1,249
Balance at end of period	$54,359	$49,497	$54,359	$49,497

8. Commitments, Contingencies and Litigation

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. During the third quarter and nine months of fiscal 2019, the Company paid $2,402 towards certain aspects of this matter, which are under appeal. As of December 30, 2018 and March 31, 2018, the Company had a reserve balance of $0 and $2,326, respectively.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14,811, which was paid in July 2017. As of December 30, 2018 and March 31, 2018, the Company had a reserve balance of $0 relating to this matter. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business, which constitutes the remaining portion of the previously disclosed German proceeding. The Company is appealing this decision, including payment of the proposed fine of $11,415, and believes that the reserve power matter does not, based on current facts and circumstances known to management, require an accrual. The Company is not required to escrow any portion of this fine during the appeal process.

In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11,229, which was paid in August 2017. As of December 30, 2018 and March 31, 2018, the Company had a reserve balance of $0 relating to the Dutch regulatory proceeding.

As of December 30, 2018 and March 31, 2018, the Company had a total reserve balance of $0 and $2,326, respectively, in connection with these investigations and other related legal matters, included in accrued expenses on the Consolidated Condensed Balance Sheets. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

EnerSys Sarl Litigation

In fiscal 2009, the Court of Commerce in Lyon, France ruled that the Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. The Company’s portion of damages was assessed at €2,700, or $4,200, which was duly recorded and paid by the Company, but the ruling was appealed. In a subsequent ruling by the Court of Appeal of Lyon, France, the Company's portion of damages was reduced, entitling the Company to a refund of the monies paid of €671, or $900, which was recorded and collected in the second quarter of fiscal 2012. The Company further appealed the ruling to the French Supreme Court, which on March 14, 2012, ruled in the Company’s favor and ordered the case back to the Court of Appeal of Lyon to further review certain aspects of the original decision in the case, including the assessment of damages. The Court of Appeal of Lyon heard arguments on April 9, 2013 and ruled in the Company’s favor on June 11, 2013, entitling the Company to a refund of the monies paid of €2,000, or $2,756. One of the parties to the litigation that is adverse to the Company appealed this ruling to the French Supreme Court which appeal was denied in January 2015. During the third quarter of fiscal 2019, the Company and the adverse party settled this final item with the Company receiving a refund, including interest, from the adverse party of €2,500, or $2,843, for monies paid. The Company believes that it has no further liability with respect to this matter.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,082 and $1,109, as of December 30, 2018 and March 31, 2018, respectively. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 5 - Derivative Financial Instruments for more details.

9. Restructuring Plans

During fiscal 2017, the Company announced restructuring programs to improve efficiencies primarily related to its motive power production in EMEA. The Company estimates that the total charges for these actions will amount to approximately $4,700, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 45 employees upon completion. During fiscal 2017, the Company recorded restructuring charges of $3,104 and an additional $1,610 during fiscal 2018. The Company incurred $749 in costs against the accrual in fiscal 2017 and an additional $2,403 during fiscal 2018. During the nine months of fiscal 2019, the Company incurred $1,414 against the accrual. As of December 30, 2018, the reserve balance associated with these actions is $270. The Company does not expect to be committed to additional restructuring charges related to this action, which is expected to be completed in fiscal 2019.

During fiscal 2018, the Company announced restructuring programs to improve efficiencies primarily related to supply chain and general operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,700, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 75 employees upon completion. During fiscal 2018, the Company recorded non-cash restructuring charges of $69 and cash charges of $2,260 and incurred $1,350 in costs against the accrual. During the nine months of fiscal 2019, the Company recorded restructuring charges of $2,971 and incurred $1,730 in costs against the accrual. As of December 30, 2018, the reserve balance associated with these actions is $2,072. The Company expects to be committed to an additional $2,300 in restructuring charges related to this action, which it expects to complete in fiscal 2020.

During fiscal 2018, the Company announced a restructuring program to improve efficiencies of its general operations in the Americas. This program was completed during the second quarter of fiscal 2019. The total charges for these actions were $960, from cash charges for employee severance-related payments to approximately 60 salaried employees. During fiscal 2018, the Company recorded restructuring charges of $960 and incurred $755 in costs against the accrual. During the nine months of fiscal 2019, the Company incurred $207 in costs against the accrual.

During fiscal 2019, the Company announced a restructuring program to improve efficiencies of its reserve power operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $150, from charges primarily for employee severance-related payments to two employees. During the nine months of fiscal 2019, the Company recorded restructuring charges of $121 and incurred $34 in costs against the accrual. As of December 30, 2018, the reserve balance associated with this action is $87. The Company expects to complete this action in fiscal 2019.

During fiscal 2019, the Company announced a restructuring program to improve efficiencies of its operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $630, from cash charges primarily for employee severance-related payments to approximately 15 employees. During the nine months of fiscal 2019, the Company recorded restructuring charges of

$626 and incurred $626 in costs against the accrual. As of December 30, 2018, the reserve balance associated with this action is $0. The Company expects to complete this action in fiscal 2019.

During fiscal 2019, the Company announced a restructuring program to improve efficiencies of its operations in the Asia and to convert its India operations from mainly reserve power production to motive power production. The Company estimates that the total charges for these actions will amount to approximately $3,600, from cash charges primarily for employee severance-related payments to approximately 150 employees and non-cash charges related to the write-off of fixed assets. During the nine months of fiscal 2019, the Company recorded restructuring charges of $466 and incurred $462 in costs against the accrual. As of December 30, 2018, the reserve balance associated with this action is $4. The Company expects to complete this action in fiscal 2019.

Other Exit Charges

During the third quarter of fiscal 2019, the Company recorded exit charges of $3,521 relating to the sale of 100% of the shares in GAZ Geräte- und Akkumulatorenwerk Zwickau GmbH, a wholly-owned German subsidiary. The transaction is planned to close on March 31, 2019, pending fulfillment of certain conditions contained in the sale and purchase agreement. The exit is a consequence of the Company's strategic decision to streamline its product portfolio and focus its efforts on new technologies.

During the nine months of fiscal 2019, in an effort to improve profitability, the Company converted its India operations from mainly reserve power production to motive power production. As a result of the Company’s exit from reserve power, during the nine months of fiscal 2019, the Company recorded a non-cash write off of reserve power inventories of $526, which was reported in cost of goods sold and a $547 non-cash write-off related to reserve power fixed assets in restructuring charges.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2018	$2,893	$16	$2,909
Accrued	4,041	143	4,184
Costs incurred	(4,318)	(155)	(4,473)
Foreign currency impact	(187)	—	(187)
Balance as of December 30, 2018	$2,429	$4	$2,433

10. Debt

The following summarizes the Company’s long-term debt as of December 30, 2018 and March 31, 2018:

	December 30, 2018		March 31, 2018
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes, due 2023	$300,000	$2,653	$300,000	$3,122
Amended Credit Facility, due 2022 *	793,105	3,111	285,500	2,843
	$1,093,105	$5,764	$585,500	$5,965
Less: Unamortized issuance costs	5,764		5,965
Long-term debt, net of unamortized issuance costs	$1,087,341		$579,535

* As of March 31, 2018, the 2017 Credit Facility, due 2022

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

2017 Credit Facility and Subsequent Amendment

On August 4, 2017, the Company entered into a credit facility (the “2017 Credit Facility”). The 2017 Credit Facility matures on September 30, 2022 and comprises a $600,000 senior secured revolving credit facility (“2017 Revolver”) and a $150,000 senior secured term loan (“2017 Term Loan”). The Company's previous credit facility (“2011 Credit Facility”) comprised a $500,000 senior secured revolving credit facility (“2011 Revolver”) and a $150,000 senior secured incremental term loan (the “2011 Term Loan”) with a maturity date of September 30, 2018. On August 4, 2017, the outstanding balance on the 2011 Revolver and the 2011 Term Loan of $240,000 and $123,750, respectively, was repaid utilizing borrowings from the 2017 Credit Facility.

On December 7, 2018, the Company amended the 2017 Credit Facility (as amended, the “Amended Credit Facility”) to fund the Alpha acquisition. The Amended Credit Facility consists of $449,105 senior secured term loans (the “Amended 2017 Term Loan”), including a CAD 133,050 ($99,105) term loan and a $700,000 senior secured revolving credit facility (the “Amended 2017 Revolver”). The amendment resulted in an increase of the 2017 Term Loan and the 2017 Revolver by $299,105 and $100,000, respectively.

As of December 30, 2018, the Company had $344,000 outstanding under the Amended 2017 Revolver and $449,105 under the Amended 2017 Term Loan.

Subsequent to the amendment, the quarterly installments payable on the Amended 2017 Term Loan are $5,625 beginning December 31, 2018, $8,438 beginning December 31, 2019 and $11,250 beginning December 31, 2020 with a final payment of $315,000 on September 30, 2022. The Amended Credit Facility may be increased by an aggregate amount of $325,000 in revolving commitments and / or one or more new tranches of term loans, under certain conditions. Both the Amended 2017 Revolver and the Amended 2017 Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) plus between 1.25% and 2.00% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%. Obligations under the Amended Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the Amended Credit Facility and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The Amended Credit Facility allows for up to two temporary increases in the maximum leverage ratio from 3.50x to 4.00x for a four quarter period following an acquisition larger than $250,000. Effective December 7, 2018 through December 30, 2018, the maximum leverage ratio has been increased to 4.00x.

The current portion of the Amended 2017 Term Loan of $22,500 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under the Amended Credit Facility.

Short-Term Debt

As of December 30, 2018 and March 31, 2018, the Company had $3,656 and $18,341, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 6% and 7% at December 30, 2018 and March 31, 2018, respectively.

Letters of Credit

As of December 30, 2018 and March 31, 2018, the Company had standby letters of credit of $3,422 and $3,074, respectively.

Debt Issuance Costs

The Company incurred $1,235 in debt issuance costs and wrote off $483 relating to the Amended Credit Facility. Amortization expense, relating to debt issuance costs, included in interest expense was $326 and $314, respectively, for the quarters ended December 30, 2018 and December 31, 2017 and $953 and $988 for the nine months ended December 30, 2018 and December 31, 2017. Debt issuance costs, net of accumulated amortization were $5,764 and $5,965, respectively, at December 30, 2018 and March 31, 2018.

Available Lines of Credit

As of December 30, 2018 and March 31, 2018, the Company had available and undrawn, under all its lines of credit, $504,890 and $613,234, respectively, including $100,615 and $150,459, respectively, of uncommitted lines of credit as of December 30, 2018 and March 31, 2018.

11. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Service cost	$—	$—	$246	$257
Interest cost	157	159	449	449
Expected return on plan assets	(128)	(132)	(526)	(565)
Amortization and deferral	46	69	299	365
Net periodic benefit cost	$75	$96	$468	$506

	United States Plans		International Plans
	Nine months ended		Nine months ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Service cost	$—	$—	$753	$756
Interest cost	473	493	1,376	1,325
Expected return on plan assets	(385)	(372)	(1,613)	(1,670)
Amortization and deferral	138	228	915	1,076
Net periodic benefit cost	$226	$349	$1,431	$1,487

12. Stock-Based Compensation

As of December 30, 2018, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based and performance condition-based share units and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $5,458 for the third quarter of fiscal 2019 and $5,250 for the third quarter of fiscal 2018. Stock-based compensation expense was $14,587 for the nine months of fiscal 2019 and $14,773 for the nine months of fiscal 2018. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the nine months of fiscal 2019, the Company granted to non-employee directors 32,567 restricted stock units, pursuant to the 2017 EIP.

During the nine months of fiscal 2019, the Company granted to management and other key employees 192,700 non-qualified stock options that vest ratably over three years from the date of grant, 45,883 performance condition-based share units and 36,646 market condition-based share units that cliff vest three years from the date of grant, and 206,657 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the nine months of fiscal 2019 included the vesting of 147,977 restricted stock units and 3,507 market condition-based share units and the exercise of 171,630 stock options.

As of December 30, 2018, there were 566,660 non-qualified stock options, 724,635 restricted stock units, 354,433 market condition-based share units and 46,081 performance condition-based share units outstanding.

13. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the nine months ended December 30, 2018:

Shares outstanding as of March 31, 2018	41,915,000
Purchase of treasury stock	(298,003)
Shares issued towards purchase consideration of Alpha acquisition	1,177,630
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	253,081
Shares outstanding as of December 30, 2018	43,047,708

Treasury Stock

During the third quarter ended December 30, 2018, the Company purchased 298,003 shares for $25,000. The Company reissued 1,177,630 shares from its treasury stock to satisfy $100,000 of the total purchase consideration of $750,000, for the acquisition. At December 30, 2018 and March 31, 2018, the Company held 11,800,478 and 12,680,105 shares as treasury stock, respectively.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of December 30, 2018 and March 31, 2018, are as follows:

	March 31, 2018	Before Reclassifications	Amounts Reclassified from AOCI	December 30, 2018
Pension funded status adjustment	$(22,503)	$—	$804	$(21,699)
Net unrealized (loss) gain on derivative instruments	(3,425)	(7,806)	7,364	(3,867)
Foreign currency translation adjustment	(15,789)	(101,452)	—	(117,241)
Accumulated other comprehensive (loss) income	$(41,717)	$(109,258)	$8,168	$(142,807)

The following table presents reclassifications from AOCI during the third quarter ended December 30, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net loss on cash flow hedging derivative instruments	$6,103	Cost of goods sold
Tax benefit	(1,434)
Net loss on derivative instruments, net of tax	$4,669

Defined benefit pension costs:
Prior service costs and deferrals	$345	Net periodic benefit cost, included in other (income) expense, net - See Note 1 and 11
Tax benefit	(141)
Net periodic benefit cost, net of tax	$204

The following table presents reclassifications from AOCI during the third quarter ended December 31, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net loss on cash flow hedging derivative instruments	$(455)	Cost of goods sold
Tax benefit	168
Net loss on derivative instruments, net of tax	$(287)

Defined benefit pension costs:
Prior service costs and deferrals	$434	Net periodic benefit cost, included in other (income) expense, net - See Note 1 and 11
Tax benefit	(103)
Net periodic benefit cost, net of tax	$331

The following table presents reclassifications from AOCI during the nine months ended December 30, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$9,625	Cost of goods sold
Tax benefit	(2,261)
Net unrealized loss on derivative instruments, net of tax	$7,364

Defined benefit pension costs:
Prior service costs and deferrals	$1,053	Net periodic benefit cost, included in other (income) expense, net - See Note 1 and 11
Tax benefit	(249)
Net periodic benefit cost, net of tax	$804

The following table presents reclassifications from AOCI during the nine months quarter ended December 31, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net loss on cash flow hedging derivative instruments	$537	Cost of goods sold
Tax benefit	(199)
Net loss on derivative instruments, net of tax	$338

Defined benefit pension costs:
Prior service costs and deferrals	$1,304	Net periodic benefit cost, included in other (income) expense, net - See Note 1 and 11
Tax benefit	(308)
Net periodic benefit cost, net of tax	$996

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the nine months ended December 30, 2018:

	Equity Attributable to EnerSys Stockholders	Nonredeemable Noncontrolling Interests	Total Equity
Balance as of March 31, 2018	$1,195,675	$5,436	$1,201,111
Total comprehensive income:
Net earnings	141,701	380	142,081
Net unrealized loss on derivative instruments, net of tax	(442)	—	(442)
Pension funded status adjustment, net of tax	804	—	804
Foreign currency translation adjustment	(101,452)	(638)	(102,090)
Total other comprehensive loss, net of tax	(101,090)	(638)	(101,728)
Total comprehensive income (loss)	40,611	(258)	40,353
Other changes in equity:
Cash dividends - common stock ($0.525 per share)	(22,280)	—	(22,280)
Purchase of treasury stock	(25,000)	—	(25,000)
Reissuance of treasury stock, on LIFO basis, towards Alpha purchase consideration	86,463	—	86,463
Other, including activity related to equity awards	33,633	—	33,633
Balance as of December 30, 2018	$1,309,102	$5,178	$1,314,280

14. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Nine months ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net earnings (loss) attributable to EnerSys stockholders	$48,417	$(25,847)	$141,701	$65,576
Weighted-average number of common shares outstanding:
Basic	42,337,459	42,125,745	42,161,163	42,837,986
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	765,139	—	655,599	507,940
Diluted weighted-average number of common shares outstanding	43,102,598	42,125,745	42,816,762	43,345,926
Basic earnings (loss) per common share attributable to EnerSys stockholders	$1.14	$(0.61)	$3.36	$1.53
Diluted earnings (loss) per common share attributable to EnerSys stockholders	$1.12	$(0.61)	$3.31	$1.51
Anti-dilutive equity awards not included in diluted weighted-average common shares	356,510	279,006	310,007	264,517

15. Business Segments

The Company has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA;

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

Summarized financial information related to the Company's reportable segments for the third quarter and nine months ended December 30, 2018 and December 31, 2017 is shown below:

	Quarter ended		Nine months ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net sales by segment to unaffiliated customers
Americas	$401,999	$353,237	$1,183,147	$1,049,344
EMEA	217,792	224,931	632,283	621,864
Asia	60,231	80,767	195,984	227,641
Total net sales	$680,022	$658,935	$2,011,414	$1,898,849
Net sales by product line
Reserve power	$329,478	$326,989	$966,834	$924,404
Motive power	350,544	331,946	1,044,580	974,445
Total net sales	$680,022	$658,935	$2,011,414	$1,898,849
Intersegment sales
Americas	$7,208	$7,144	$20,954	$23,360
EMEA	26,354	29,989	93,480	97,369
Asia	12,823	6,213	28,492	16,524
Total intersegment sales (1)	$46,385	$43,346	$142,926	$137,253
Operating earnings by segment
Americas	$37,961	$43,233	$134,003	$141,176
EMEA	17,659	24,042	48,691	55,618
Asia	627	3,318	4,475	10,744
Inventory step up to fair value relating to acquisition - Americas	(3,747)	—	(3,747)	—
Restructuring charges - Americas	(628)	(961)	(628)	(1,246)
Restructuring and other exit charges - EMEA	(4,411)	(847)	(6,610)	(3,171)
Inventory adjustment relating to exit activities - Asia	—	—	(526)	—
Restructuring charges - Asia	(353)	—	(1,014)	—
Legal proceedings settlement income	2,843	—	2,843	—
Total operating earnings (2)	$49,951	$68,785	$177,487	$203,121
(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.
(2) The Company does not allocate interest expense or other (income) expense to the reportable segments.

16. Subsequent Events

On February 6, 2019, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on
March 29, 2019, to stockholders of record as of March 15, 2019.

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

We have two primary product lines: reserve power and motive power products. Net sales classifications by product line are as follows:

•
Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems, and other specialty power applications, including medical and security systems, premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities, large-scale energy storage, energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships and tactical vehicles. Reserve power products also include thermally managed cabinets and enclosures for electronic equipment and batteries. With the recent Alpha acquisition, we are a provider of highly integrated power solutions and services to broadband, telecom, renewable and industrial customers.

•
Motive power products are used to provide power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications as well as mining equipment, diesel locomotive starting and other rail equipment.

Alpha Acquisition

On December 7, 2018, the Company completed the acquisition of all of the issued and outstanding common stock of Alpha Technologies Services, Inc. (“ATS”) and Alpha Technologies Ltd. (“ATL”), resulting in ATS and ATL becoming wholly-owned subsidiaries of the Company (the “share purchase”). Additionally, the Company acquired substantially all of the assets of Alpha Technologies Inc. and certain assets of Altair Advanced Industries, Inc. and other affiliates of ATS and ATL (all such sellers, together with ATS and ATL, “Alpha”), in each case in accordance with the terms and conditions of certain restructuring agreements (collectively, the “asset acquisition” and together with the share purchase, the “acquisition”). Based in Bellingham, Washington, Alpha is a global industry leader in the comprehensive commercial-grade energy solutions for broadband, telecom, renewable, industrial and traffic customers around the world. The aggregate purchase consideration for the acquisition was $750.0 million, of which $650.0 million was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing. The Company funded the cash portion of the acquisition with borrowings from the Amended Credit Facility (as defined in the Liquidity and Capital Resources section).

The results of operations of Alpha have been included in the Company’s Americas segment beginning December 8, 2018.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During the third quarter and nine months of fiscal 2019, where permitted, we increased our selling prices in response to increased commodity costs including other raw materials and freight.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $397 million of available cash and cash equivalents and available and undrawn credit lines of approximately $505 million at December 30, 2018 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

In fiscal 2018, we entered into a new credit facility (“2017 Credit Facility”) that comprised a $600 million senior secured revolving credit facility (“2017 Revolver”) and a $150 million senior secured term loan (“2017 Term Loan”) with a maturity date of September 30, 2022. On December 7, 2018, we amended the 2017 Credit Facility (as amended, the “Amended Credit Facility”). The Amended Credit Facility consists of $449.1 million senior secured term loans (the “Amended 2017 Term Loan”), including a CAD 133.0 million ($99.1 million) term loan and a $700.0 million senior secured revolving credit facility (the “Amended 2017 Revolver”). The amendment resulted in an increase of the 2017 Term Loan and the 2017 Revolver by $299.1 million and $100.0 million, respectively.

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

Results of Operations

Net Sales

Segment sales

	Quarter ended December 30, 2018		Quarter ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$402.0	59.1%	$353.2	53.6%	$48.8	13.8%
EMEA	217.8	32.0	224.9	34.1	(7.1)	(3.2)
Asia	60.2	8.9	80.8	12.3	(20.6)	(25.4)
Total net sales	$680.0	100.0%	$658.9	100.0%	$21.1	3.2%

	Nine months ended December 30, 2018		Nine months ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$1,183.1	58.8%	$1,049.3	55.3%	$133.8	12.8%
EMEA	632.3	31.4	621.9	32.7	10.4	1.7
Asia	196.0	9.8	227.6	12.0	(31.6)	(13.9)
Total net sales	$2,011.4	100.0%	$1,898.8	100.0%	$112.6	5.9%

Net sales increased $21.1 million or 3.2% in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018. This increase was the result of a 4% increase due to revenues from acquisitions and a 2% increase in pricing, partially offset by a 3% decrease in foreign currency translation impact.

Net sales increased $112.6 million or 5.9% in the nine months of fiscal 2019 as compared to the nine months of fiscal 2018. This increase was the result of a 4% increase in organic volume, a 2% increase in pricing and a 1% increase in revenues from acquisitions, partially offset by a 1% decrease in foreign currency translation impact.

The Americas segment’s net sales increased $48.8 million or 13.8% in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018, primarily due to a 8% increase in revenues from acquisitions, 5% increase in organic volume and a 3% increase in pricing, partially offset by a 2% decrease in foreign currency translation impact. Net sales increased $133.8 million or 12.8% in the nine months of fiscal 2019 as compared to the nine months of fiscal 2018, primarily due to a 9% increase in organic volume and a 3% increase each in pricing and acquisitions, partially offset by a 2% decrease in foreign currency translation impact.

The EMEA segment’s net sales decreased $7.1 million or 3.2% in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018, primarily due to a 5% decrease in foreign currency translation impact, partially offset by a 2% increase in organic volume. Net sales increased $10.4 million or 1.7% in the nine months of fiscal 2019 as compared to the nine months of fiscal 2018, primarily due to a 3% increase in organic volume partially offset by a 1% decrease in foreign currency translation impact.

The Asia segment’s net sales decreased $20.6 million or 25.4% in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018, primarily due to a 23% decrease in organic volume and a 4% decrease in foreign currency translation impact partially offset by a 2% increase in pricing. Net sales decreased $31.6 million or 13.9% in the nine months of fiscal 2019 as compared to the nine months of fiscal 2018, primarily due to a 14% decrease in organic volume and a 2% decrease in foreign currency translation impact partially offset by a 2% increase in pricing.

Product line sales

	Quarter ended December 30, 2018		Quarter ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$329.5	48.5%	$327.0	49.6%	$2.5	0.8%
Motive power	350.5	51.5	331.9	50.4	18.6	5.6
Total net sales	$680.0	100.0%	$658.9	100.0%	$21.1	3.2%

	Nine months ended December 30, 2018		Nine months ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$966.9	48.1%	$924.4	48.7%	$42.5	4.6%
Motive power	1,044.5	51.9	974.4	51.3	70.1	7.2
Total net sales	$2,011.4	100.0%	$1,898.8	100.0%	$112.6	5.9%

Net sales of our reserve power products in the third quarter of fiscal 2019 increased $2.5 million or 0.8% compared to the third quarter of fiscal 2018. The increase was primarily due to an 8% increase in acquisitions and a 2% increase in pricing, partially offset by a 6% decrease in organic volume and a 3% decrease in foreign currency translation impact. Net sales increased $42.5 million or 4.6% in the nine months of fiscal 2019 as compared to the nine months of fiscal 2018, primarily due to a 3% increase in acquisitions, a 2% increase in pricing and a 1% increase in organic volume, partially offset by a 1% decrease in foreign currency translation impact.

Net sales of our motive power products in the third quarter of fiscal 2019 increased by $18.6 million or 5.6% compared to the third quarter of fiscal 2018. The increase was primarily due to a 7% increase in organic volume and a 2% increase in pricing, partially offset by a 3% decrease in foreign currency translation impact. Net sales increased $70.1 million or 7.2% in the nine months of fiscal 2019 as compared to the nine months of fiscal 2018, primarily due to a 6% increase in organic volume and a 2% increase in pricing, partially offset by a 1% decrease in foreign currency translation impact.

Gross Profit

	Quarter ended December 30, 2018		Quarter ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$164.6	24.2%	$167.2	25.4%	$(2.6)	(1.7)%

	Nine months ended December 30, 2018		Nine months ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$490.8	24.4%	$491.0	25.9%	$(0.2)	(0.1)%

Gross profit decreased $2.6 million or 1.7% in the third quarter and decreased $0.2 million or 0.1% in the nine months of fiscal 2019 compared to the comparable prior year periods of fiscal 2018. Gross profit, as a percentage of net sales, decreased 120 basis points and 150 basis points in the third quarter and nine months of fiscal 2019 compared to the third quarter and nine months of fiscal 2018, respectively. This decrease in the gross profit margin in both the third quarter and nine months is primarily due to an increase in commodity costs of approximately $10 million and $40 million, respectively, which were more than offset by increases in organic volume and pricing, but still resulted in gross margin dilution.

Operating Items

	Quarter ended December 30, 2018		Quarter ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$112.0	16.5%	$96.7	14.7%	$15.3	15.9%
Restructuring and other exit charges	$5.4	0.8%	$1.8	0.2%	$3.6	NM
Legal proceedings settlement income	$(2.8)	(0.4)%	$—	—%	$(2.8)	NM
NM = not meaningful

	Nine months ended December 30, 2018		Nine months ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$307.8	15.3%	$283.5	14.9%	$24.3	8.6%
Restructuring and other exit charges	$8.3	0.4%	$4.4	0.3%	$3.9	86.8%
Legal proceedings settlement income	$(2.8)	(0.1)%	$—	—%	$(2.8)	NM
NM = not meaningful

Operating expenses, as a percentage of sales, increased 180 basis points and 40 basis points in the third quarter of fiscal 2019 and nine months of fiscal 2019, respectively, compared to the comparable prior year periods of fiscal 2018. Excluding the impact of the foreign currency translation, the increase in dollars was primarily due to payroll related expenses and the Alpha acquisition related costs.

Selling expenses, our main component of operating expenses, were 44.0% and 47.0% of total operating expenses in the third quarter and nine months of fiscal 2019, respectively, compared to 51.9% and 52.4% of total operating expenses in the third quarter and nine months of fiscal 2018.

Restructuring and other exit charges

The Company has taken and is contemplating additional meaningful restructuring actions in EMEA with the intent to improve profitability and streamline management’s focus. With the recent Alpha acquisition, the Company has commenced making restructuring changes as part of its targeted synergy plans.

Included in our third quarter of fiscal 2019 operating results are restructuring charges of $0.6 million in Americas, $4.4 million in EMEA and $0.4 million in Asia. The charges in the Americas relate to improving efficiencies of our general operations. Of the $4.4 million charges in EMEA, $0.9 million relate to improving efficiencies of our general operations and $3.5 million relate to the sale of 100% of the shares in GAZ Geräte- und Akkumulatorenwerk Zwickau GmbH, a wholly-owned German subsidiary. The transaction is planned to close on March 31, 2019, pending fulfillment of certain conditions contained in the sale and purchase agreement. The exit is a consequence of the Company's strategic decision to streamline its product portfolio and focus its efforts on new technologies. The charges in Asia primarily relate to improving efficiencies in the People's Republic of China.

Included in our third quarter of fiscal 2018 operating results are restructuring charges of $1.0 million in Americas and $0.8 million in EMEA. The charges in the Americas relate to improving efficiencies of our general operations, while charges in EMEA relate to restructuring programs to improve efficiencies in our motive power production, supply chain and general operations.

Legal proceedings settlement income

In fiscal 2009, the Court of Commerce in Lyon, France ruled that the Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, was partially responsible for a 1999 fire in a French hotel under construction. The Company’s portion of damages was assessed at €2.7 million, or $4.2 million, which was duly recorded and paid by the Company, but the ruling was appealed. In a subsequent ruling by the Court of Appeal of Lyon, France, the Company's portion of damages was reduced, entitling the Company to a refund of the monies paid of €0.7 million, or $0.9 million, which was recorded and collected in the second quarter of fiscal 2012. The Company further appealed the ruling to the French Supreme Court, which on March 14, 2012, ruled in the Company’s favor and ordered the case back to the Court of Appeal of Lyon to further review certain aspects of the original decision in the case, including the assessment of damages. The Court of Appeal of Lyon heard arguments on April 9, 2013 and ruled in the Company’s favor on June 11, 2013, entitling the Company to a refund of the monies paid of €2.0 million, or $2.8 million. One of the parties to the litigation that is adverse to the Company appealed this ruling to the French Supreme Court which appeal was denied in January 2015. During the third quarter of fiscal 2019, the Company and the adverse party settled this final item with the Company receiving a refund, including interest, from the adverse party of €2.5 million, or $2.8 million, for monies paid. The Company believes that it has no further liability with respect to this matter.

Operating Earnings

	Quarter ended December 30, 2018		Quarter ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$38.0	9.4%	$43.2	12.2%	$(5.2)	(12.2)%
EMEA	17.6	8.1	24.0	10.7	(6.4)	(26.5)
Asia	0.7	1.0	3.3	4.1	(2.6)	(81.1)
Subtotal	56.3	8.3	70.5	10.7	(14.2)	(20.3)
Inventory step up to fair value relating to acquisition - Americas	(3.7)	(0.9)	—	—	(3.7)	NM
Restructuring charges - Americas	(0.6)	(0.2)	(1.0)	(0.3)	0.4	(34.7)
Restructuring and other exit charges - EMEA	(4.4)	(2.0)	(0.8)	(0.4)	(3.6)	NM
Restructuring charges - Asia	(0.4)	(0.6)	—	—	(0.4)	NM
Legal proceedings settlement income - EMEA	2.8	1.3	—	—	2.8	NM
Total operating earnings	$50.0	7.3%	$68.7	10.5%	$(18.7)	(27.4)%

(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.
NM = not meaningful

	Nine months ended December 30, 2018		Nine months ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$134.1	11.3%	$141.1	13.5%	$(7.0)	(5.1)%
EMEA	48.6	7.7	55.7	8.9	(7.1)	(12.5)
Asia	4.5	2.3	10.7	4.7	(6.2)	(58.3)
Subtotal	187.2	9.3	207.5	10.9	(20.3)	(9.8)
Inventory step up to fair value relating to acquisition - Americas	(3.7)	(0.3)	—	—	(3.7)	NM
Restructuring charges - Americas	(0.6)	(0.1)	(1.3)	(0.1)	0.7	(49.6)
Restructuring and other exit charges - EMEA	(6.6)	(1.0)	(3.1)	(0.5)	(3.5)	NM
Inventory write-off relating to exit activities - Asia	(0.5)	(0.3)	—	—	(0.5)	NM
Restructuring charges - Asia	(1.1)	(0.5)	—	—	(1.1)	NM
Legal proceedings charge - EMEA	2.8	0.4	—	—	2.8	NM
Total operating earnings	$177.5	8.8%	$203.1	10.7%	$(25.6)	(12.6)%

(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.
NM = not meaningful

Operating earnings decreased $18.7 million or 27.4% and decreased $25.6 million or 12.6% in the third quarter and nine months of fiscal 2019, respectively, compared to the third quarter and nine months of fiscal 2018. Operating earnings, as a percentage of net sales, decreased 320 basis points and 190 basis points in the third quarter and nine months of fiscal 2019, respectively, compared to the third quarter and nine months of fiscal 2018, primarily due to an increase in commodity costs, freight, tariffs and or other duties, partially offset by organic volume improvement, price recoveries and cost saving initiatives.

The Americas segment's operating earnings, excluding restructuring charges, decreased 280 basis points and 220 basis points, in the third quarter and nine months, respectively. The decrease in the third quarter is primarily due to the impact of the Alpha transaction. Operating earnings were also impacted by net pricing gains exceeding commodity, freight and tariff cost increases. The decrease in the nine months of fiscal 2019 is primarily due to higher commodity costs, partially offset by organic volume improvement, price recoveries and cost saving initiatives.

The EMEA segment's operating earnings, excluding restructuring charges, decreased 260 basis points and 120 basis points in the third quarter and nine months of fiscal 2019, respectively, compared to the third quarter and nine months of fiscal 2018, primarily due to higher commodity costs and freight, partially offset by organic volume improvement and cost saving initiatives.

The Asia segment's operating earnings, excluding restructuring charges, decreased 310 basis points and 240 basis points in the third quarter and nine months of fiscal 2019, respectively, compared to the third quarter and nine months of fiscal 2018, primarily due to a decrease in organic volume from a slow down in telecom spending during the nine months of fiscal 2019 in the People's Republic of China and a general softening of demand in Australia as well as higher commodity costs.

Interest Expense

	Quarter ended December 30, 2018		Quarter ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$7.1	1.0%	$6.5	1.0%	$0.6	9.5%

	Nine months ended December 30, 2018		Nine months ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$20.0	1.0%	$18.7	1.0%	$1.3	6.9%

Interest expense of $7.1 million in the third quarter of fiscal 2019 (net of interest income of $0.5 million) was $0.6 million higher than the interest expense of $6.5 million in the third quarter of fiscal 2018 (net of interest income of $0.8 million). Interest expense of $20.0 million in the nine months of fiscal 2019 (net of interest income of $1.5 million) was $1.3 million higher than the interest expense of $18.7 million in the nine months of fiscal 2018 (net of interest income of $2.2 million).

The increase in interest expense in the third quarter and nine months of fiscal 2019 was primarily due to higher interest rates, partially offset by lower average debt. Our average debt outstanding was $664.7 million and $636.8 million in the third quarter and nine months of fiscal 2019 compared to $727.1 million and $674.2 million in the third quarter and nine months of fiscal 2018.

Included in interest expense were non-cash charges for deferred financing fees of $0.3 million and $0.9 million in the third quarter and nine months of fiscal 2019 compared to $0.3 million and $1.3 million, in the third quarter and nine months of fiscal 2018.

Other (Income) Expense, Net

	Quarter ended December 30, 2018		Quarter ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$—	—%	$(0.3)	—%	$0.3	(74.1)%

	Nine months ended December 30, 2018		Nine months ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(0.9)	(0.1)%	$5.8	0.3%	$(6.7)	NM
NM = not meaningful

Other (income) expense, net in the third quarter of fiscal 2019 was $0.0 million compared to income of $0.3 million in the third quarter of fiscal 2018. Other (income) expense, net in the nine months of fiscal 2019 was income of $0.9 million compared to expense of $5.8 million in the nine months of fiscal 2018. Foreign currency impact resulted in a gain of $1.0 million and $3.2 million, in the third quarter and nine months of fiscal 2019, respectively, compared to a foreign currency gain of $0.7 million and a loss of $4.4 million in the third quarter and nine months of fiscal 2018, respectively.

The adoption of ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)” in fiscal 2019 resulted in pension expense components other than service, being recorded in Other (income) expense, net. These amounted to $0.3 million in both the third quarter of fiscal 2019 and fiscal 2018, and were $0.9 million and $1.1 million in the nine months of fiscal 2019 and fiscal 2018, respectively.

Earnings Before Income Taxes

	Quarter ended December 30, 2018		Quarter ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$42.9	6.3%	$62.5	9.5%	$(19.6)	(31.4)%

	Nine months ended December 30, 2018		Nine months ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$158.4	7.9%	$178.6	9.4%	$(20.2)	(11.2)%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2019 decreased $19.6 million, or 31.4%, compared to the third quarter of fiscal 2018 and decreased $20.2 million or 11.2%, in the nine months of fiscal 2019, compared to the nine months of fiscal 2018.

Income Tax Expense

	Quarter ended December 30, 2018		Quarter ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax (benefit) expense	$(5.7)	(0.8)%	$88.3	13.4%	$(94.0)	NM
Effective tax rate	(13.3)%		141.2%		(154.5)%
NM = not meaningful

	Nine months ended December 30, 2018		Nine months ended December 31, 2017		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$16.4	0.8%	$112.9	6.0%	$(96.5)	(85.4)%
Effective tax rate	10.4%		63.2%		(52.8)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2019 and 2018 was based on the estimated effective tax rates applicable for the full years ending March 31, 2019 and March 31, 2018, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate, change in tax laws and the amount of our consolidated income before taxes.

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

As of December 30, 2018, we have completed our accounting for the tax effects of enactment of the Tax Act. We recognized an income tax benefit during the quarter of $13.5 million resulting from a decrease in the mandatory one-time transition tax on unremitted earnings of our foreign business.

Beginning in fiscal 2019, the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”), and base-erosion and anti-abuse (“BEAT”) provisions became effective. The GILTI provisions require us to include in our US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under US GAAP, we are allowed to make an accounting policy choice of either (1) treating the taxes due on future US inclusions in taxable income as a current-period expense when incurred (“period cost method”) or (2) factoring amounts into a Company’s measurement of its deferred taxes (“deferred method”). As of the third quarter of fiscal 2019, we have elected the period cost method. Based on existing legislative guidance and interpretation, we have estimated the impact on the annual effective tax rate to increase by approximately 2.8% compared to prior year effective tax rate.

FDII allows a new deduction for U.S. corporations up to 37.5% of foreign derived intangible income. This is an export incentive that reduces the tax on foreign derived sales and service income. Based upon the existing legislative guidance and interpretation, we have estimated the impact on the annual effective tax rate to decrease by approximately 0.5% compared to prior year effective tax rate.

The BEAT provisions eliminate the deductions of certain base-erosion payments to related foreign corporations and impose a minimum tax if greater than regular tax. We do not expect to be subject to BEAT in fiscal 2019.

The consolidated effective income tax rates were (13.3)% and 141.2%, respectively, for the third quarters of fiscal 2019 and 2018 and were 10.4% and 63.2% for the nine months of fiscal 2019 and 2018. The rate decrease in the third quarter and nine months of fiscal 2019 compared to the comparable prior year periods of fiscal 2018 is primarily due to changes in the mix of earnings among tax jurisdictions and items related to the Tax Act.

Foreign income as a percentage of worldwide income is estimated to be 74% for fiscal 2019 compared to 64% for fiscal 2018. The foreign effective income tax rates for the nine months of fiscal 2019 and 2018 were 11.8% and 11.4%, respectively. The rate increase compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6%.

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

The Company issued performance condition-based awards in the third quarter ended December 30, 2018. The fair value of performance condition based awards are recognized as compensation expense beginning at the time in which the performance conditions are deemed probable of achievement, which the Company assesses at each reporting period. Once a performance condition is considered probable, the Company records compensation expense based on the portion of the service period elapsed to date with respect to that award, with a cumulative catch-up, net of estimated forfeitures, and recognize any remaining compensation expense, if any, over the remaining requisite service period using the straight method as the awards are subject to cliff vesting. See Note 12, Stock-Based Compensation, to the Consolidated Condensed Financial Statements, for further information.

Liquidity and Capital Resources

Operating activities provided cash of $166.4 million in the nine months of fiscal 2019 compared to $129.9 million in the comparable period of fiscal 2018. In the nine months of fiscal 2019, cash provided by operating activities was primarily from net earnings of $142.0 million, depreciation and amortization of $42.5 million, stock-based compensation of $14.6 million, non-cash charges relating to write-off of assets of $4.5 million and non-cash interest of $0.9 million. Cash provided by earnings as adjusted for non-cash items were partially offset by the increase in primary working capital of $15.2 million, net of currency translation changes, and an outflow primarily related to taxes of $12.5 million in prepaid assets and $23.5 million in other liabilities. Accrued expenses provided a source of funds of $14.3 million primarily relating to acquisition costs and payroll and incentives.

In the nine months of fiscal 2018, cash provided by operating activities was primarily from net earnings of $65.7 million, depreciation and amortization of $40.3 million, stock-based compensation of $14.8 million, deferred taxes benefit of $7.2 million, non-cash interest of $1.3 million and provision for doubtful accounts of $0.8 million. Cash provided by earnings as adjusted for non-cash items was improved by an increase of $89.2 million in long term liabilities primarily due to the one-time transition tax liability on account of the Tax Act and was partially offset by the increase in primary working capital of $42.0 million, net of currency translation changes, and a decrease in accrued expenses of $30.5 million, comprising primarily of legal proceedings related payments, payroll related expenses and income taxes.

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $827.8 million (yielding a primary working capital percentage of 24.9%) at December 30, 2018, $701.6 million (yielding a primary working capital percentage of 25.7%) at March 31, 2018 and $689.6 million at December 31, 2017 (yielding a primary working capital percentage of 26.2%). The primary working capital percentage of 24.9% at December 30, 2018 is 80 basis points lower than that for March 31, 2018, and 130 basis points lower than that for the prior year period. Excluding the impact of certain reclasses relating to the adoption of ASC 606, primary working capital percentage was 25.5%, which is 20 basis points lower than that for March 31, 2018 and 70 basis points lower than that for the prior year period. The increase in primary working capital is primarily due to the inclusion of the Alpha primary working capital components.

Primary working capital and primary working capital percentages at December 30, 2018, March 31, 2018 and December 31, 2017 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized (1)	Primary Working Capital %
December 30, 2018	$607.4	$501.3	$(280.9)	$827.8	$3,330.4	24.9%
March 31, 2018	546.3	414.2	(258.9)	701.6	2,732.2	25.7
December 31, 2017	494.9	422.0	(227.3)	689.6	2,635.7	26.2
(1) Total Company annualized net sales for the quarter ended December 30, 2018, includes Alpha's sales for the entire quarter instead of the actual Alpha's net sales of $26.8 million for the 23 days of our ownership of Alpha, as disclosed in Note 2, to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Investing activities used cash of $702.1 million in the nine months of fiscal 2019 which primarily consisted of $650.0 million paid towards the Alpha acquisition and $52.7 million of capital expenditures relating to plant improvements.

Investing activities used cash of $45.7 million in the nine months of fiscal 2018 and primarily consisted of capital expenditures of $43.1 million and a $3.0 million acquisition.

Financing activities provided cash of $451.2 million in the nine months of fiscal 2019. During the nine months of fiscal 2019, we borrowed $454.5 million under the Amended 2017 Revolver and $299.1 million under the Amended 2017 Term Loan, primarily to fund the Alpha acquisition and repaid $246.0 million of the Amended 2017 Revolver. Treasury stock open market purchases were $25.0 million, payment of cash dividends to our stockholders were $22.3 million and payment of taxes related to net share settlement of equity awards were $3.4 million. Proceeds from stock options were $9.0 million and net payments on short-term debt were $13.6 million.

Financing activities used cash of $51.5 million in the nine months of fiscal 2018. During the second quarter of fiscal 2018, we entered into a 2017 Credit Facility and borrowed $356.8 million under the 2017 Revolver and $150.0 million under the 2017 Term loan. Repayments on the 2017 Revolver during the nine months of fiscal 2018 were $111.5 million. Borrowings and repayments on the 2011 Revolver during the nine months of fiscal 2018 were $147.1 million and $312.1 million, respectively, and repayment of the 2011 Term loan was $127.5 million. On August 4, 2017, the outstanding balance on the 2011 Revolver and the 2011 Term Loan of $240.0 million and $123.0 million, respectively, was repaid utilizing the proceeds from the 2017 Credit Facility. We also paid $100.0 million under an accelerated share repurchase agreement (“ASR”), which was settled on January 5, 2018, the scheduled settlement date for the ASR. Treasury stock open market purchases were $21.2 million, payment of cash dividends to our stockholders were $22.3 million, payment of taxes related to net share settlement of equity awards were $7.5 million and debt issuance costs were $2.7 million. Net repayments on short-term debt were $1.4 million and proceeds from stock options were $0.8 million.

Currency translation had a negative impact of $40.5 million on our cash balance in the nine months of fiscal 2019 compared to a positive impact of $38.3 million in the nine months of fiscal 2018. In the nine months of fiscal 2019, principal currencies in which we do business such as the Euro, Swiss franc, British pound, Polish zloty, Chinese renminbi and Mexican peso weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $125.0 million to $397.2 million, in the nine months of fiscal 2019 compared to an increase by $71.0 million to $571.3 million, in the comparable period of fiscal 2018.

All obligations under our Amended Credit Facility are secured by, among other things, substantially all of our U.S. assets. The Amended Credit Facility contains various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under this credit facility.

We are in compliance with all covenants and conditions under our credit agreement and our 5.00% Senior Notes due 2023. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2018 Annual Report and Note 10 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2018 Annual Report for the year ended March 31, 2018. On December 7, 2018, the Company amended its existing 2017 Credit Facility to fund the Alpha acquisition. The Amended Credit Facility consists of $449.1 million senior secured term loans, including a CAD 133.0 million ($99.1 million) term loan and a $700.0 million senior secured revolving credit facility. The amendment resulted in an increase of the 2017 Term Loan and the 2017 Revolver by $299.1 million and $100.0 million, respectively.

As of December 30, 2018, principal and interest payments due under the Amended Credit Facility are as follows: $34.4 million in fiscal 2019, $71.5 million in fiscal 2020, $81.4 million in fiscal 2021, $85.5 million in fiscal 2022 and $982.1 million in fiscal 2023.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at December 30, 2018 are $1.5 million (pre-tax). Those contracts that result in an asset position at December 30, 2018 are $2.5 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $8.0 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
December 30, 2018	$70.2	77.0	$0.91	13%
March 31, 2018	72.2	62.9	1.15	14
December 31, 2017	60.8	54.0	1.13	9
(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 100% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at December 30, 2018, lead purchased by December 30, 2018 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $18 million and $54 million, in the third quarter and nine months of fiscal 2019.

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

We hedge approximately 5% to 10% of the nominal amount of our known foreign exchange transactional exposures. We primarily enter into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. The vast majority of such contracts are for a period not extending beyond one year.

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

At December 30, 2018 and December 31, 2017, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $6.9 million and $2.8 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective. We completed the Alpha acquisition on December 7, 2018 and have not yet included Alpha in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Alpha. For the third quarter of fiscal 2019, Alpha accounted for $26.8 million of our total net sales and as of December 30, 2018 had total assets of $901.6 million.

(b) Internal Control Over Financial Reporting. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates and determined that there was no change in our internal control over financial reporting during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are involved in litigation incidental to the conduct of our business. See Litigation and Other Legal Matters in Note 8 - Commitments, Contingencies and Litigation to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2018 Annual Report for the year ended March 31, 2018, which could materially affect our business, financial condition or future results and the following.

If our due diligence investigation of Alpha was inadequate or if unexpected risks related to Alpha’s business materialize, it could have a material adverse effect on our stockholders' investment.

Even though we conducted a due diligence investigation of Alpha, we cannot be sure that our diligence surfaced all material issues that may be present inside Alpha or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Alpha and its business and outside of its control will not arise later. If any such material issues arise, they may materially and adversely impact the on-going business of EnerSys and our stockholders’ investment.

Expected combination benefits from the Transaction may not be fully-realized or realized within the expected time frame.

The ability of Alpha and EnerSys to realize the anticipated benefits of the Transaction will depend, to a large extent, on our ability to combine Alpha’s and our businesses in a manner that facilitates growth opportunities and realizes anticipated synergies, and achieves the projected stand-alone cost savings and revenue growth trends identified by each company. It is expected that we will benefit from operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. We may also enjoy revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage our collective distribution strength. In order to achieve these expected benefits, we must successfully combine the businesses of Alpha and EnerSys in a manner that permits these cost savings and synergies to be realized and must achieve the anticipated savings and synergies without adversely affecting current revenues and investments in future growth. If we experience difficulties with the integration process or are not able to successfully achieve these objectives, the anticipated benefits of the Transaction may not be realized fully or at all or may take longer to realize than expected.

The United Kingdom’s withdrawal from the European Union could harm our business and financial results.

In June 2016, voters in the United Kingdom approved the withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”). In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the United Kingdom and the other EU member states to negotiate the terms of the withdrawal. The British government and the European Union have now negotiated a withdrawal agreement, and the European Union has approved that agreement, but the British Parliament has not yet approved it. As a result, there remains considerable uncertainty around the withdrawal. Failure to obtain parliamentary approval of the negotiated withdrawal agreement would mean that the United Kingdom would leave the European Union on March 29, 2019, probably with no agreement (a so-called "hard Brexit"). The consequences for the economies of the European Union members and of the United Kingdom exiting the European Union are unknown and unpredictable, especially in the case of a hard Brexit. Depending on the final terms of Brexit, we could face new regulatory costs and challenges and greater volatility in the Pound Sterling and the euro. Any adjustments we make to our business and operations as of Brexit could result in significant time and expense to complete. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
October 1 – October 28, 2018	—	$—	—	$100,000,000
October 29 – November 25, 2018	192,036	84.25	192,036	83,820,330
November 26 – December 30, 2018	127,269	83.78	105,967	75,000,083
Total	319,305	84.06	298,003

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

2.1
Share Purchase Agreement, dated October 29, 2018, by and among EnerSys, AlphaTec Ltd., Alpha Innovations Ltd., Radiant Energy Systems Ltd. and Fortis Advisors LLC, as seller representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253), filed October 29, 2018).

3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

10.1
Incremental Term Loan Lender Joinder Agreement, Increase Agreement and First Amendment to Credit Agreement, dated December 7, 2018, by and among EnerSys, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253), filed December 7, 2018).

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
Date: February 6, 2019