Form 10-K
period 2019-03-31
EnerSys
filed 2019-05-29
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2019 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 001-32253
 ENERSYS
(Exact name of registrant as specified in its charter)

Delaware	23-3058564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2366 Bernville Road
Reading, Pennsylvania 19605
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: 610-208-1991

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ENS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  YES    ☐  NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at September 30, 2018: $3,657,002,760 (1) (based upon its closing transaction price on the New York Stock Exchange on September 28, 2018).

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 24, 2019:                          42,856,811 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about August 1, 2019 are incorporated by reference in Part III of this Annual Report.

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

•
our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies, strategic gains and cost savings may be significantly hard to achieve, if at all, or may take longer to achieve;

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

•	the operation, implementation, capacity and security of our information systems and infrastructure.

This list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

EnerSys
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2019

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

Effective April 1, 2019, we plan to change our reportable business segments from being based on geographic regions to line of business, which are motive power and energy systems (which includes energy solutions related to telecommunications systems, uninterruptible power systems, and other specialty power applications).

Additionally, see Note 22 to the Consolidated Financial Statements for information on segment reporting.

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2019”, which refers to our fiscal year ended March 31, 2019. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2019 ended on July 1, 2018, September 30, 2018, December 30, 2018, and March 31, 2019, respectively. The four quarters in fiscal 2018 ended on July 2, 2017, October 1, 2017, December 31, 2017, and March 31, 2018, respectively.

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

During fiscal years 2003 through 2019, we made thirty-three acquisitions around the globe. In fiscal 2019, we completed the acquisition of Alpha (defined below), as further described below. Based in Bellingham, Washington, Alpha is a global industry leader in the comprehensive commercial-grade energy solutions for broadband, telecom, renewable, industrial and traffic customers around the world.

Alpha Acquisition

On December 7, 2018, the Company completed the acquisition of all of the issued and outstanding common stock of Alpha Technologies Services, Inc. (“ATS”) and Alpha Technologies Ltd. (“ATL”), resulting in ATS and ATL becoming wholly-owned subsidiaries of the Company (the “share purchase”). Additionally, the Company acquired substantially all of the assets of Alpha Technologies Inc. and certain assets of Altair Advanced Industries, Inc. and other affiliates of ATS and ATL (all such sellers, together with ATS and ATL, “Alpha”), in each case in accordance with the terms and conditions of certain restructuring agreements (collectively, the “asset acquisition” and together with the share purchase, the “acquisition”). Based in Bellingham, Washington, Alpha is a global industry leader in the comprehensive commercial-grade energy solutions for broadband, telecom, renewable, industrial and traffic customers around the world. The initial purchase consideration for the acquisition was $750.0 million of which $650.0 million was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing, in accordance with the purchase agreement. The 1,177,630 shares had a closing date fair value of $93.3 million, based upon the December 7, 2018, closing date spot rate of $79.20. The total purchase consideration, consisting of cash paid of $650.0 million, shares valued at $93.3 million and adjustment for working capital (due from seller of $0.8 million) was $742.5 million.

The Company funded the cash portion of the acquisition with borrowings from the Amended Credit Facility (as defined in the Liquidity and Capital Resources section).

The results of operations of Alpha have been included in the Company’s Americas segment beginning December 8, 2018.

Our Customers

We serve over 10,000 customers in over 100 countries, on a direct basis or through our distributors. We are not overly dependent on any particular end market. Our customer base is highly diverse, and no single customer accounts for more than 10% of our revenues.

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

Americas

We believe that we have the largest market share in the Americas industrial battery market. We compete principally with East Penn Manufacturing, Exide Technologies and New Power in both the reserve and motive products markets; and also C&D Technologies Inc., EaglePicher (GTCR Group), NorthStar Battery, SAFT, as well as Chinese producers in the reserve products market.

EMEA

We believe that we have the largest market share in the European industrial battery market. Our primary competitors are Exide Technologies, FIAMM, Hoppecke, SAFT, as well as Chinese producers in the reserve products market; and Exide Technologies, Eternity, Hoppecke, Midac, Sunlight and TAB in the motive products market.

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

Employees

At March 31, 2019, we had approximately 11,000 employees. Of these employees, approximately 27% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 10% of the total workforce. The average term of these agreements is two years, with the longest term being three years. We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2019.

Information about Our Executive Officers

As of May 29, 2019, our executive officers are:

David M. Shaffer, age 54, President and Chief Executive Officer. Mr. Shaffer has been a director of EnerSys and has served as our President and Chief Executive Officer since April 2016. Prior thereto, he served as President and Chief Operating Officer since November 2014. From January 2013 through October 2014, he served as our President-EMEA. From 2008 to 2013, Mr. Shaffer was our President-Asia. Prior thereto he was responsible for our telecommunications sales in the Americas. Mr. Shaffer joined EnerSys in 2005 and has worked in various roles of increasing responsibility in the industry since 1989.

Holger P. Aschke, age 49, President-Europe, Middle East and Africa (EMEA). Mr. Aschke has served as President-EMEA since January 2016. From April 2010 to January 2016, he was the Vice President Sales and Marketing Reserve Power-Europe. Mr. Aschke joined a predecessor company in 1996 and has held a wide range of operational and sales roles of increased responsibility in the Company’s EMEA business. Mr. Aschke completed a commercial IT education and apprenticeship sponsored by the University of Dortmund (Germany) and completed the Advanced Management Program from INSEAD (France).

Michael J. Schmidtlein, age 58, Executive Vice President and Chief Financial Officer. Mr. Schmidtlein has served as Executive Vice President and Chief Financial Officer since January 2016. Prior thereto, since February 2010, he was our Senior Vice President-Finance and Chief Financial Officer. From November 2005 until February 2010, Mr. Schmidtlein was Vice President-Corporate Controller and Chief Accounting Officer. Prior thereto, Mr. Schmidtlein was the Plant Manager of our manufacturing facility in Warrensburg, Missouri. In 1995, he joined the Energy Storage Group of Invensys plc, which EnerSys acquired in 2002. Mr. Schmidtlein is a certified public accountant and received his Bachelor of Science degree in Accounting from the University of Missouri.

Shawn M. O’Connell, age 46. President, Motive Power - Americas. Mr. O’Connell has served as our President, Motive Power - Americas since April 2019. Prior thereto served as our Vice President - Reserve Power Sales and Service for the Americas from February 2017, and Vice President of EnerSys Advanced Systems from December 2015 to January 2017. Mr. O’Connell joined EnerSys in 2011, serving in various sales and marketing capacities in several areas of our business. Mr. O’Connell received his Master of Business Administration degree in International Business from the University of Redlands, CA and his Bachelor of Arts degree in English Literature from the California State University, San Bernardino. Mr. O’Connell is a veteran of the U.S. Army’s 82nd Airborne Division (Paratroopers) where he served as a Signals Intelligence Analyst, Spanish Linguist, and held a Top Secret security clearance.

Andrew M. Zogby, age 59, President, Energy Systems - Americas. Mr. Zogby has served as President, Energy Systems - Americas since April, 2019. He joined EnerSys upon completion of the acquisition of Alpha Technologies in December 2018. Mr. Zogby served as Alpha Technology’s President since 2008, and brings over 30 years of experience in global broadband, telecommunications and renewal energy industries. He has held corporate leadership positions with several leading technology firms. Mr. Zogby received his Bachelor of Science degree in Industrial and Labor Relations from LeMoyne College, Syracuse, NY, and his Master in Business Administration degree from Duke University’s Fuqua School of Business. He is active in the US Chamber of Commerce, and serves on the Chamber’s Energy, Clean Air & Natural Resources Committee and the C_TEC, Chamber Technology Engagement Center Committee.

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

Sumter, South Carolina

We currently are responsible for certain environmental obligations at our former battery facility in Sumter, South Carolina, that predate our ownership of this facility. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. We have a reserve of $1.1 million for this facility as of March 31, 2019. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.

Environmental and safety certifications

Seventeen of our facilities in the Americas, EMEA and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Six facilities in EMEA and Asia are certified to OHSAS 18001 standards. OHSAS 18001 is a globally recognized occupational health and safety management systems standard.

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

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. For example, certain of the Company’s European subsidiaries have received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $2.0 million, which was paid in March 2016. In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14.8 million, which was paid in July 2017. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business. The Company settled this matter by agreeing to pay $7.3 million, which was paid in April 2019. In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11.2 million, which was paid in August 2017. As of March 31, 2019, the Company had a total reserve balance of $7.3 million in connection with these investigations and related legal matters. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain and could be materially adverse to our business. (See Note 18 to the Consolidated Financial Statement).

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

Changes in environmental and climate laws or regulations could lead to new or additional investment in production designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs. Additionally, we cannot assure you that we have been or at all times will be in compliance with environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits, or that we will not be exposed to material environmental, health or safety litigation.

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

We have experienced and may continue to experience, difficulties implementing our new global enterprise resource planning system.
We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”). The ERP is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we have experienced significant production and shipping delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP will adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.
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

We currently have significant manufacturing and/or distribution facilities outside of the United States, in Argentina, Australia, Belgium, Brazil, Canada, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, the People’s Republic of China (“PRC”), Poland, Spain, Switzerland and the United Kingdom. Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability or uncertainty. This includes, for example, the uncertainty related to the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”) and the adoption and expansion of trade restrictions, including the occurrence or escalation of a "trade war," or other governmental action related to tariffs or trade agreements or policies among the governments of the United States, PRC and other countries. Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others. Our business could be negatively impacted by adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products. Operating in different regions and countries exposes us to a number of risks, including:

•	multiple and potentially conflicting laws, regulations and policies that are subject to change;

•	imposition of currency restrictions, restrictions on repatriation of earnings or other restraints imposition of burdensome import duties, tariffs or quotas;

•	changes in trade agreements;

•	imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;

•	war or terrorist acts; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

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

As part of our business strategy, we have grown, and plan to continue growing, by acquiring other product lines, technologies or facilities that complement or expand our existing business, such as the acquisition of Alpha during fiscal 2019. There is significant competition for acquisition targets in the stored energy industry. We may not be able to identify suitable acquisition candidates or negotiate attractive terms. In addition, we may have difficulty obtaining the financing necessary to complete transactions we pursue. In that regard, our credit facilities restrict the amount of additional indebtedness that we may incur to finance acquisitions and place other restrictions on our ability to make acquisitions. Exceeding any of these restrictions would require the consent of our lenders. Even if acquisition candidates are identified, we cannot be sure that our diligence will surface all material issues that may be present, including as they relate to inside Alpha or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of such acquisition candidate or Alpha and their business and outside of their respective control will not arise later. If any such material issues arise, they may materially and adversely impact the on-going business of EnerSys and our stockholders’ investment. We may be unable to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and we may not be able to realize related revenue synergies and cost savings within expected time frames. For example, the ability of Alpha and EnerSys to realize the anticipated benefits of the Alpha acquisition will depend, to a large extent, on our ability to combine Alpha’s and our businesses in a manner that facilitates growth opportunities and realizes anticipated synergies, and achieves the projected stand-alone cost savings and revenue growth trends identified by each company. It is expected that we will benefit from operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. We may also enjoy revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage our collective distribution strength. In order to achieve these expected benefits, we must successfully combine the businesses of Alpha and EnerSys in a manner that permits these cost savings and synergies to be realized and must achieve the anticipated savings and synergies without adversely affecting current revenues and investments in future growth. If we experience difficulties with the integration process or are not able to successfully achieve these objectives, the anticipated benefits of the Alpha acquisition may not be realized fully or at all or may take longer to realize than expected. Our failure to execute our acquisition strategy could have a material adverse effect on our business. We cannot assure you that our acquisition strategy will be successful or that we will be able to successfully integrate acquisitions we do make.

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

The failure or cyber security breach of critical computer systems could seriously affect our sales and operations.

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

We may not be able to maintain adequate credit facilities.

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

As of March 31, 2019, we had $1,036.5 million of total consolidated debt (including capital lease obligations). This level of debt could:

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

During fiscal 2019, we announced the declaration of a quarterly cash dividend of $0.175 per share of common stock for quarters ended July 1, 2018, September 30, 2018, December 30, 2018 and March 31, 2019. On May 16, 2019, we announced a fiscal 2020 first quarter cash dividend of $0.175 per share of common stock. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of existing and future indebtedness and credit facilities, and other factors that the Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on our share price.

We cannot guarantee that our share repurchase programs will be fully consummated or that they will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

Our board of directors has authorized two share repurchase programs, one authorizing the repurchase of up to $100 million of our common stock, of which authority, as of March 31, 2019, approximately $69 million remains available and another authorizing the repurchase of up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year and the number of shares exercised through stock option awards during such fiscal year. Although our board of directors has authorized these share repurchase programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the programs will be fully consummated or that they will enhance long-term stockholder value. The programs could affect the trading price of our stock and increase volatility, and any announcement of a termination of these programs may result in a decrease in the trading price of our stock. In addition, these programs could diminish our cash reserves.

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

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for fiscal 2019 and 2018. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.

The United Kingdom’s withdrawal from the European Union could harm our business and financial results.

In June 2016, voters in the United Kingdom approved the withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”). In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the United Kingdom and the other EU member states to negotiate the terms of the withdrawal, which has been extended for an additional six months. The British government and the European Union have now negotiated a withdrawal agreement, and the European Union has approved that agreement, but the British Parliament has not yet approved it. As a result, there remains considerable uncertainty around the withdrawal. Failure to obtain parliamentary approval of the negotiated withdrawal agreement would mean that the United Kingdom would leave the European Union on October 31, 2019, probably with no agreement (a so-called "hard Brexit"). The consequences for the economies of the European Union members and of the United Kingdom exiting the European Union are unknown and unpredictable, especially in the case of a hard Brexit. Depending on the final terms of Brexit, we could face new regulatory costs and challenges and greater volatility in the Pound Sterling and the euro. Any adjustments we make to our business and operations as of Brexit could result in significant time and expense to complete. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.

Our software and related services are highly technical and may contain undetected software bugs or vulnerabilities, which could manifest in ways that could seriously harm our reputation and our business.

The software and related services that we offer, including those as a result of the Alpha acquisition, are highly technical and complex. Our services or any other products that we may introduce in the future may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of regularly updating our products and some errors in our products may be discovered only after a product has been used by users, and may in some cases be detected only under certain circumstances or after extended use. Any errors, bugs or other vulnerabilities discovered in our code or backend after release could damage our reputation, drive away users, allow third parties to manipulate or exploit our software, lower revenue and expose us to claims for damages, any of which could seriously harm our business. Additionally, errors, bugs, or other vulnerabilities may, either directly or if exploited by third parties, affect our ability to make accurate royalty payments.

We also could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and our business. In addition, if our liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be seriously harmed.

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

Americas: Sylmar, California; Longmont, Colorado; Tampa, Florida; Suwanee, Georgia, Hays, Kansas; Richmond, Kentucky; Warrensburg, Missouri; Horsham, Pennsylvania; Sumter, South Carolina; Ooltewah, Tennessee, Spokane, Washington and Bellingham, Washington in the United States; Burnaby, in Canada; Monterrey and Tijuana in Mexico; Buenos Aires, Argentina and São Paulo, in Brazil.

EMEA: Hostomice, Czech Republic; Arras, France; Hagen and Zwickau in Germany; Bielsko-Biala, Poland; Newport and Culham in the United Kingdom.

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

Holders of Record

As of May 24, 2019, there were approximately 348 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2019, we did not issue any unregistered securities.

Dividends

During fiscal 2019, the Company’s quarterly dividend was $0.175 per share. The Company declared aggregate regular cash dividends of $0.70 per share in each of the years ended March 31, 2019 and 2018.

The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company's future earnings, financial condition, capital requirements, restrictions under existing or future credit facilities or debt and other factors. See “There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.” Under Item 1A. Risk Factors for additional information.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)(2)
December 31, 2018 - January 27, 2019	—	$—	—	$75,000,083
January 28, 2019 - February 24, 2019	403,773	73.29	403,601	45,419,363
February 25, 2019 - March 31, 2019	24,743	75.00	24,743	43,563,613
Total	428,516	$73.39	428,344

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. These amounted to 172 shares, repurchased at an average price of $72.55.

(2)
On November 8, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date and a remaining authorization of $68.6 million. The authorization is in addition to the existing stock repurchase programs.

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

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group (duly updated for changes) on March 31, 2014.

Comparison Of Five Year Cumulative Total Return*
For Year Ended March 31, 2019

Among EnerSys, the NYSE Composite Index, and SIC Code 369

$250
$200
$150
$100
$50
$0
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
EnerSys
NYSE Composite
SIC Code 369

*$100 invested on March 31, 2014 in stock or index, including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended March 31,
	2019	2018	2017	2016	2015
	(In thousands, except share and per share data)
Consolidated Statements of Income:
Net sales	$2,808,017	$2,581,891	$2,367,149	$2,316,249	$2,505,512
Cost of goods sold	2,104,612	1,920,030	1,713,115	1,704,472	1,864,601
Inventory step up to fair value relating to Alpha acquisition and exit activities	10,379	3,457	2,157	—	—
Gross profit	693,026	658,404	651,877	611,777	640,911
Operating expenses	441,415	382,077	369,863	352,767	358,381
Restructuring and other exit charges	34,709	5,481	7,160	12,978	11,436
Impairment of goodwill	—	—	12,216	31,411	20,371
Impairment of indefinite-lived intangibles and fixed assets	—	—	1,800	4,841	3,575
Legal proceedings charge, net of settlement income / (reversal of legal accrual, net of fees)	4,437	—	23,725	3,201	(16,233)
Gain on sale of facility	—	—	—	(3,420)	—
Operating earnings	212,465	270,846	237,113	209,999	263,381
Interest expense	30,868	25,001	22,197	22,343	19,644
Other (income) expense, net	(614)	7,519	2,221	5,719	(5,602)
Earnings before income taxes	182,211	238,326	212,695	181,937	249,339
Income tax expense	21,584	118,493	54,472	50,113	67,814
Net earnings	160,627	119,833	158,223	131,824	181,525
Net earnings (losses) attributable to noncontrolling interests	388	239	(1,991)	(4,326)	337
Net earnings attributable to EnerSys stockholders	$160,239	$119,594	$160,214	$136,150	$181,188
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.79	$2.81	$3.69	$3.08	$3.97
Diluted	$3.73	$2.77	$3.64	$2.99	$3.77
Weighted-average number of common shares outstanding:
Basic	42,335,023	42,612,036	43,389,333	44,276,713	45,606,317
Diluted	43,008,952	43,119,856	44,012,543	45,474,130	48,052,729

As a result of the adoption of ASU 2017-07, “Compensation—Retirement Benefits (Topic 715)” during the first quarter of 2019, the Company has recast the prior years of fiscal 2018 and 2017, those being the years presented in the primary financial statements.

	Fiscal Year Ended March 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$197,855	$211,048	$246,030	$307,571	$194,471
Net cash used in investing activities	(723,883)	(72,357)	(61,833)	(80,923)	(59,616)
Net cash provided by (used in) financing activities	346,577	(166,888)	(62,542)	(105,729)	(59,313)
Other operating data:
Capital expenditures	70,372	69,832	50,072	55,880	63,625

	As of March 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$299,212	$522,118	$500,329	$397,307	$268,921
Working capital	923,715	1,048,057	951,484	845,068	769,881
Total assets	3,118,193	2,486,925	2,293,029	2,214,488	2,136,555
Total debt, including capital leases	1,036,534	598,020	606,133	628,631	513,213
Total EnerSys stockholders’ equity	1,282,287	1,195,675	1,103,456	1,013,131	1,038,900

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2019, 2018 and 2017, should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

We operate and manage our business in three geographic regions of the world—Americas, EMEA and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside the United States, and approximately 50% of our net sales were generated outside the United States. The Company currently has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with our segment headquarters in Reading, Pennsylvania, U.S.A.;

•	EMEA, which includes Europe, the Middle East and Africa, with our segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with our segment headquarters in Singapore.

We evaluate business segment performance based primarily upon operating earnings exclusive of highlighted items. Highlighted items are those that the Company deems are not indicative of ongoing operating results, including those charges that the Company incurs as a result of restructuring activities, impairment of goodwill and indefinite-lived intangibles and other assets, acquisition activities and those charges and credits that are not directly related to operating unit performance, such as significant legal proceedings, ERP system implementation, amortization of recently acquired intangible assets and tax valuation allowance changes, including those related to the adoption of the Tax Cuts and Jobs Act. Because these charges are not incurred as a result of ongoing operations, or are incurred as a result of a potential or previous acquisition, they are not as helpful a measure of the performance of our underlying business, particularly in light of their unpredictable nature and are difficult to forecast. All corporate and centrally incurred costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary working capital levels (see definition of primary working capital in “Liquidity and Capital Resources” below). Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount due to the significant impact it has on our cash flow.

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

Effective April 1, 2019, we plan to change our reportable business segments from being based on geographic regions to line of business, which are motive power and energy systems (which includes energy solutions related to telecommunications systems, uninterruptible power systems, and other specialty power applications).

Current Market Conditions

Economic Climate

Recent indicators continue to suggest a mixed trend in economic activity among the different geographical regions. North America's experiencing moderate economic growth while EMEA's economic growth is slow. Our Asia region continues to grow faster than any other region in which we do business.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During fiscal 2019, our selling prices rose in response to increased lead and other commodity costs. Lead prices rose for the most part of fiscal 2018, peaked in the first quarter of fiscal 2019 and then declined sequentially in every quarter in fiscal 2019. Based on current commodity markets, we will likely see year over year benefits from declining commodity prices, with some related reduction in our selling prices in the upcoming year.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $299 million of available cash and cash equivalents and available and undrawn credit lines of approximately $547 million at March 31, 2019 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

In fiscal 2018, we entered into a credit facility (“2017 Credit Facility”) that consisted of a $600.0 million senior secured revolving credit facility (“2017 Revolver”) and a $150.0 million senior secured term loan (“2017 Term Loan”) with a maturity date of September 30, 2022. On December 7, 2018, we amended the 2017 Credit Facility (as amended, the “Amended Credit Facility”). The Amended Credit Facility consists of $449.1 million senior secured term loans (the “Amended 2017 Term Loan”), including a CAD 133.1 million ($99.1 million) term loan and a $700.0 million senior secured revolving credit facility (the “Amended 2017 Revolver”). The amendment resulted in an increase of the 2017 Term Loan and the 2017 Revolver by $299.1 million and $100.0 million, respectively.

In fiscal 2019 we repurchased $56.0 million of our common stock under existing authorizations and reissued 1,177,630 shares from our treasury stock to satisfy $100.0 million of the initial purchase consideration of $750.0 million, in connection with the Alpha acquisition. In fiscal 2018, we repurchased $121.0 million of our common stock through an accelerated share repurchase program (“ASR”) with a major financial institution and through open market purchases.

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

In January 2017, we started our Operational Excellence program, referred to as the EnerSys Operating System, or EOS, which serves as our continuous improvement engine. During fiscal 2018 and 2019, we were able to fund our investment in new product development and digital core with savings of approximately $25 million in each year, primarily from restructuring programs. Our global deployment of EOS has slowed in fiscal 2019 and we have struggled to maintain pace with surging customer demand for TPPL amidst disruptions from our ERP implementation. We constantly evaluate the return on investment to ensure we achieve our targeted improvement by the end of fiscal 2021, but accomplishing this will require strong results in fiscal 2020 and 2021.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8. In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts in the Consolidated Financial Statements and accompanying notes. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the more significant estimates and related assumptions used in the preparation of our consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

Revenue Recognition

We adopted the new accounting standard for the recognition of revenue under ASC 606 for the fiscal year beginning on April 1, 2019. Under this standard, we recognize revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. Our primary performance obligation to our customers is the delivery of finished goods and products, pursuant to purchase orders. Control of the products sold typically transfers to our customers at the point in time when the goods are shipped as this is also when title generally passes to our customers under the terms and conditions of our customer arrangements.

We assess collectibility based primarily on the customer’s payment history and on the creditworthiness of the customer.

Management believes that the accounting estimates related to revenue recognition are critical accounting estimates because they require reasonable assurance of collection of revenue proceeds and completion of all performance obligations. Also, revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale. These estimates are based on our past experience. For additional information on the new accounting standard for the recognition of revenue see Note 1 of Notes to the Consolidated Financial Statements.

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

Our annual goodwill impairment test, which we performed during the fourth quarter of fiscal 2019, did not result in any impairment. The excess of fair value over carrying value for each of our reporting units for which we performed a quantitative goodwill impairment test, as of December 31, 2018, the annual testing date, ranged from approximately 17% to approximately 102% of carrying value, except in the case of our Asia region, where it was at 9%.
In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair values over carrying values range from approximately 11% to approximately 88% of the carrying values, except Asia where the excess of fair value over the carrying value would be reduced to 4%. Asia’s goodwill was $42.9 million and $45.7 million as of March 31, 2019 and 2018, respectively.
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

Equity-Based Compensation

We recognize compensation cost relating to equity-based payment transactions by using a fair-value measurement method whereby all equity-based payments to employees, including grants of restricted stock units, stock options, market and performance condition-based awards are recognized as compensation expense based on fair value at grant date over the requisite service period of the awards. We determine the fair value of restricted stock units based on the quoted market price of our common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model, which uses both historical and current market data to estimate the fair value. The fair value of market condition-based awards is estimated at the date of grant using a Monte Carlo Simulation. The fair value of performance condition-based awards is based on the closing stock price on the date of grant, adjusted for a discount to reflect the illiquidity inherent in these awards.

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

Results of Operations—Fiscal 2019 Compared to Fiscal 2018

The following table presents summary Consolidated Statement of Income data for fiscal year ended March 31, 2019, compared to fiscal year ended March 31, 2018:

	Fiscal 2019		Fiscal 2018		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,808.0	100.0%	$2,581.8	100.0%	$226.2	8.8%
Cost of goods sold	2,104.6	74.9	1,920.0	74.4	184.6	9.6
Inventory step up to fair value relating to Alpha acquisition and exit activities	10.3	0.4	3.4	0.1	6.9	NM
Gross profit	693.1	24.7	658.4	25.5	34.7	5.3
Operating expenses	441.4	15.7	382.1	14.8	59.3	15.5
Restructuring and other exit charges	34.8	1.2	5.5	0.2	29.3	NM
Legal proceedings charge, net	4.4	0.2	—	—	4.4	NM
Operating earnings	212.5	7.6	270.8	10.5	(58.3)	(21.6)
Interest expense	30.9	1.1	25.0	1.0	5.9	23.5
Other (income) expense, net	(0.5)	—	7.5	0.3	(8.0)	NM
Earnings before income taxes	182.1	6.5	238.3	9.2	(56.2)	(23.5)
Income tax expense	21.6	0.8	118.5	4.6	(96.9)	(81.8)
Net earnings	160.5	5.7	119.8	4.6	40.7	34.0
Net earnings attributable to noncontrolling interests	0.3	—	0.2	—	0.1	62.3
Net earnings attributable to EnerSys stockholders	$160.2	5.7%	$119.6	4.6%	$40.6	34.0%
 NM = not meaningful

Overview

Our sales in fiscal 2019 were $2.8 billion, an 8.8% increase from prior year's sales. This increase was the result of a 6% increase due to the Alpha acquisition (as discussed in Part I, Item 1 of this Annual Report), a 3% increase in organic volume and a 2% increase in pricing, partially offset by a 2% decrease in foreign currency translation impact.

A discussion of specific fiscal 2019 versus fiscal 2018 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Segment sales

	Fiscal 2019		Fiscal 2018		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Americas	$1,690.9	60.2%	$1,429.8	55.4%	$261.1	18.3%
EMEA	860.6	30.7	849.5	32.9	11.1	1.3
Asia	256.5	9.1	302.5	11.7	(46.0)	(15.2)
Total net sales	$2,808.0	100.0%	$2,581.8	100.0%	$226.2	8.8%

The Americas segment’s net sales increased by $261.1 million or 18.3% in fiscal 2019, as compared to fiscal 2018, primarily due to an 11% increase due to the Alpha acquisition, a 6% increase in organic volume and a 3% increase in pricing, partially offset by a 2% decrease in currency translation impact.

The EMEA segment’s net sales increased by $11.1 million or 1.3% in fiscal 2019, as compared to fiscal 2018, primarily due to a 5% increase in organic volume, partially offset by a 4% decrease in currency translation impact.

The Asia segment’s net sales decreased by $46.0 million or 15.2% in fiscal 2019, as compared to fiscal 2018, primarily due to a 14% decrease in organic volume reflecting dramatic declines in China telecom demands and a general softening of demand in Australia, and a 3% decrease in currency translation impact, partially offset by a 2% increase in pricing.

Product line sales

	Fiscal 2019		Fiscal 2018		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$1,416.2	50.4%	$1,247.9	48.3%	$168.3	13.5%
Motive power	1,391.8	49.6	1,333.9	51.7	57.9	4.3
Total net sales	$2,808.0	100.0%	$2,581.8	100.0%	$226.2	8.8%

Sales in our reserve power products increased in fiscal 2019 by $168.3 million or 13.5% compared to the prior year, primarily due to a 13% increase due to the Alpha acquisition, a 2% increase in pricing, and a 1% increase in organic volume, partially offset by a 2% decrease in currency translation impact.

Sales in our motive power products increased in fiscal 2019 by $57.9 million or 4.3% compared to the prior year, primarily due to a 5% increase in organic volume and a 1% increase in pricing, partially offset by a 2% decrease in currency translation impact.

Gross Profit

	Fiscal 2019		Fiscal 2018		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$693.1	24.7%	$658.4	25.5%	$34.7	5.3%

Gross profit increased $34.7 million or 5.3% in fiscal 2019 compared to fiscal 2018. Gross profit, as a percentage of net sales, decreased 80 basis points in fiscal 2019 compared to fiscal 2018. The decrease in the gross profit margin was primarily due to an increase in commodity costs, freight and tariffs of approximately $60 million, which were offset by comparable increase in organic volume and pricing, but still resulted in gross margin dilution. However, this dilutive effect had reversed by our fourth quarter of fiscal 2019, due to a decline in commodity costs. Gross profit, as a percentage of net sales, was also negatively impacted by the opening balance sheet adjustment to Alpha inventories of $7.2 million.

Operating Items

	Fiscal 2019		Fiscal 2018		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$441.4	15.7%	$382.1	14.8%	$59.3	15.5%
Restructuring and other exit charges	34.8	1.2	5.5	0.2	29.3	NM
Legal proceedings charge, net	4.4	0.2	—	—	4.4	NM
NM = not meaningful

Operating Expenses

Operating expenses increased $59.3 million or 15.5% in fiscal 2019 from fiscal 2018 and increased as a percentage of net sales by 90 basis points. The impact of foreign currency translation resulted in a decrease of $8.5 million. Excluding the impact of the foreign currency translation, the increase in dollars was primarily due to Alpha acquisition related costs and payroll related expenses.

Selling expenses, our main component of operating expenses, were 46.4% in fiscal 2019, compared to 51.5% in fiscal 2018.

Restructuring and other exit charges

With the recent Alpha acquisition, the Company has commenced restructuring in the Americas, as part of its targeted synergy plans. The Company has also continued meaningful restructuring actions in EMEA with the intent to improve profitability and streamline management’s focus.

Included in our fiscal 2019 operating results are restructuring charges of $4.0 million in Americas, $27.0 million in EMEA and $3.8 million in Asia. Of the $27.0 million charges in EMEA, $17.7 million relates to the closure of our facility in Targovishte, Bulgaria, $4.9 million relates to the disposition of GAZ Geräte - und Akkumulatorenwerk Zwickau GmbH, a wholly-owned German subsidiary, $3.4 million relates to improving efficiencies of our general operations and $1.0 million relates to dissolving a joint venture in Tunisia. The facility in Bulgaria produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. The $17.7 million charges were primarily non-cash charges of $15.0 million related to the write-off of fixed assets and $2.7 million of severance payments. In addition, cost of goods sold also include a $2.5 million of inventory write-off relating to the closure of the Bulgaria facility. These exit activities are a consequence of the Company's strategic decision to streamline its product portfolio and focus its efforts on new technologies. The charges in Asia primarily relate to improving efficiencies in the PRC in light of recent decline in demand.

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

Legal proceedings charge (settlement income)

European Competition Investigations

Certain of our European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. We settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $2.0 million, which was paid in March 2016. During fiscal 2019, the Company paid $2.4 million towards certain aspects of this matter, which are under appeal. As of March 31, 2019 and March 31, 2018, the Company had a reserve balance of $0 million and $2.3 million, respectively.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14.8 million, which was paid in July 2017. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business, which constitutes the remaining portion of the previously disclosed German proceeding. The Company appealed this decision. In March 2019, the Company settled this matter by agreeing to pay $7.3 million, which was paid in April 2019. As of March 31, 2019 and March 31, 2018, the Company had a reserve balance of $7.3 million and $0, respectively.

For the Dutch regulatory proceeding, we reserved $10.2 million as of March 31, 2017. In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11.2 million, which was paid in August 2017. As of March 31, 2019 and March 31, 2018, the Company had a reserve balance of $0 and $10.2 million, respectively, relating to the Dutch regulatory proceeding.

As of March 31, 2019 and March 31, 2018, we had a total reserve balance of $7.3 million and $2.3 million, respectively, in connection with these remaining investigations and other related legal matters, included in Accrued Expenses on the Consolidated Balance Sheets. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

EnerSys Sarl Litigation

One of the parties to a litigation related to a 1999 fire in a French hotel under construction involving the Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, that was adverse to the Company, appealed the ruling by the Court of Appeal of Lyon on June 11, 2013, which ruled in the Company’s favor, entitling the Company to a refund of the monies paid of €2.0 million, or $2.8 million to the French Supreme Court, which appeal was denied in January 2015. During the third quarter of fiscal 2019, the Company and the adverse party settled this final item with the Company receiving a refund, including interest, from the adverse party of €2.5 million, or $2.8 million, for monies paid. The Company believes that it has no further liability with respect to this matter.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2019		Fiscal 2018		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions (2)	As % Net Sales(1)	In Millions	%
Americas	$186.9	11.0%	$189.4	13.3%	$(2.5)	(1.4)%
EMEA	71.9	8.4	77.7	9.1	(5.8)	(7.3)
Asia	3.2	1.3	12.6	4.2	(9.4)	(74.6)
Subtotal	262.0	9.3	279.7	10.8	(17.7)	(6.4)
Inventory step up to fair value relating to Alpha acquisition and exit activities - Americas	(7.2)	(0.4)	(3.4)	(0.2)	(3.8)	NM
Restructuring charges - Americas	(4.0)	(0.2)	(1.3)	(0.1)	(2.7)	NM
Inventory adjustment relating to exit activities - EMEA	(2.6)	(0.3)	—	—	(2.6)	NM
Restructuring and other exit charges - EMEA	(27.0)	(3.1)	(4.0)	(0.5)	(23.0)	NM
Inventory adjustment relating to exit activities - Asia	(0.5)	(0.2)	—	—	(0.5)	NM
Restructuring charges - Asia	(3.8)	(1.4)	(0.2)	(0.1)	(3.6)	NM
Legal proceedings charge, net - EMEA	(4.4)	(0.5)	—	—	(4.4)	NM
Total operating earnings	$212.5	7.6%	$270.8	10.5%	$(58.3)	(21.5)%
  NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

(2)	Restated for ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)”. See Note 1 to the Consolidated Financial Statement for more details.

Operating earnings decreased $58.3 million or 21.5% in fiscal 2019, compared to fiscal 2018. Operating earnings, as a percentage of net sales, decreased 290 basis points in fiscal 2019, compared to fiscal 2018. Excluding the impact of highlighted items, operating earnings in fiscal 2019 decreased 150 basis points primarily due to an increase in commodity costs, freight and tariffs, although offset by organic volume improvement and price recoveries, caused a dilutive effect along with higher operating expense.

The Americas segment’s operating earnings, excluding the highlighted items discussed above, decreased $2.5 million or 1.4% in fiscal 2019 compared to fiscal 2018, with the operating margin decreasing 230 basis points to 11.0%. This decrease was primarily due to higher commodity costs, transaction costs related to the Alpha acquisition and product delays caused by ERP execution challenges, partially offset by organic volume improvement, price recoveries and cost saving initiatives.

The EMEA segment’s operating earnings, excluding the highlighted items discussed above, decreased $5.8 million or 7.3% in fiscal 2019 compared to fiscal 2018, with the operating margin decreasing 70 basis points to 8.4%. This decrease was primarily due to higher commodity costs and freight, partially offset by organic volume improvement and cost saving initiatives.

Operating earnings in Asia, excluding the highlighted items discussed above, decreased $9.4 million or 74.6% in fiscal 2019 compared to fiscal 2018, with the operating margin decreasing by 290 basis points to 1.3%. This was primarily due to a decrease in organic volume from a slow down in telecom spending in the PRC and a general softening of demand in Australia as well as higher commodity costs, in the first half of fiscal 2019 in the PRC.

Interest Expense

	Fiscal 2019		Fiscal 2018		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$30.9	1.1%	$25.0	1.0%	$5.9	23.5%

Interest expense of $30.9 million in fiscal 2019 (net of interest income of $2.1 million) was $5.9 million higher than the $25.0 million in fiscal 2018 (net of interest income of $3.0 million).

Our average debt outstanding was $742.0 million in fiscal 2019, compared to our average debt outstanding of $672.8 million in fiscal 2018. Our average cash interest rate incurred in fiscal 2019 was 4.1% compared to 3.7% in fiscal 2018. The increase in interest expense was primarily due to higher interest rates and higher average debt. The increased borrowings was primarily to fund the Alpha acquisition.

Included in interest expense were non-cash charges related to amortization of deferred financing fees of $1.3 million in fiscal 2019 and $1.6 million in fiscal 2018.

Other (Income) Expense, Net

	Fiscal 2019		Fiscal 2018		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$(0.5)	—%	$7.5	0.3%	$(8.0)	NM
NM = not meaningful

Other (income) expense, net was income of $0.5 million in fiscal 2019 compared to expense of $7.5 million in fiscal 2018 primarily due to foreign currency gains of $3.1 million in fiscal 2019 compared to foreign currency losses of $5.5 million in fiscal 2018.

Earnings Before Income Taxes

	Fiscal 2019		Fiscal 2018		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$182.1	6.5%	$238.3	9.2%	$(56.2)	(23.5)%

As a result of the factors discussed above, fiscal 2019 earnings before income taxes were $182.1 million, a decrease of $56.2 million or 23.5% compared to fiscal 2018.

Income Tax Expense

	Fiscal 2019		Fiscal 2018		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$21.6	0.8%	$118.5	4.6%	$(96.9)	(81.8)%
Effective tax rate	11.9%		49.7%		(37.8)%

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin No.118 (“SAB 118”) that provided guidance on the financial statement implications of the Tax Act. In fiscal 2018, we recorded a provisional amount for the Transition Tax liability, resulting in an increase in income tax expense of $97.5 million. In fiscal 2019, we completed our accounting for the tax effects of enactment of the Tax Act and recognized an income tax benefit of $13.5 million, net of uncertain tax positions, resulting from a decrease in the mandatory one-time transition tax on unremitted earnings of our foreign business. We made the election on the 2017 Federal Income Tax Return to pay the one-time Tax Act liability over an eight-year period without interest, as allowed under the tax enactment.

The Company’s income tax provision consists of federal, state and foreign income taxes. The effective income tax rate was 11.9% in fiscal 2019 compared to the fiscal 2018 effective income tax rate of 49.7%. The rate decrease in fiscal 2019 compared to fiscal 2018 is primarily due to the impact of the Tax Act, partially offset by increases for additional tax valuation allowances related to certain of our foreign subsidiaries, increases due to non-deductible legal proceedings charge related to the European competition investigation and changes in the mix of earnings among tax jurisdictions in fiscal 2019.

The fiscal 2019 foreign effective income tax rate was 12.3% on foreign pre-tax income of $128.9 million compared to effective income tax rate of 5.2% on foreign pre-tax income of $163.9 million in fiscal 2018. For both fiscal 2019 and 2018, the difference in the foreign effective tax rate versus the U.S. statutory rate of 21% and 31.55%, respectively, is primarily attributable to lower tax rates in the foreign countries in which we operate. The rate increase in fiscal 2019 compared to fiscal 2018 is primarily due to additional tax valuation allowances related to certain of our foreign subsidiaries, increases due to non-deductible legal proceedings charge related to the European competition investigation and changes in the mix of earnings among tax jurisdictions in fiscal 2019.

Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2019 and fiscal 2018 and is taxed at an effective income tax rate of approximately 4% and 8%, respectively.

Results of Operations—Fiscal 2018 Compared to Fiscal 2017

The following table presents summary Consolidated Statement of Income data for fiscal year ended March 31, 2018, compared to fiscal year ended March 31, 2017:

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,581.8	100.0%	$2,367.1	100.0%	$214.7	9.1%
Cost of goods sold	1,920.0	74.4	1,713.2	72.4	206.8	12.1
Inventory adjustment relating to exit activities - See Note 19	3.4	0.1	2.1	0.1	1.3	60.3
Gross profit	658.4	25.5	651.8	27.5	6.6	1.0
Operating expenses	382.1	14.8	369.9	15.6	12.2	3.3
Restructuring and other exit charges	5.5	0.2	7.1	0.3	(1.6)	(23.5)
Impairment of goodwill	—	—	12.2	0.5	(12.2)	NM
Impairment of indefinite-lived intangibles	—	—	1.8	0.1	(1.8)	NM
Legal proceedings charge	—	—	23.7	1.0	(23.7)	NM
Operating earnings	270.8	10.5	237.1	10.0	33.7	14.2
Interest expense	25.0	1.0	22.2	1.0	2.8	12.6
Other (income) expense, net	7.5	0.3	2.2	—	5.3	NM
Earnings before income taxes	238.3	9.2	212.7	9.0	25.6	12.1
Income tax expense	118.5	4.6	54.5	2.3	64.0	NM
Net earnings	119.8	4.6	158.2	6.7	(38.4)	(24.3)
Net earnings (losses) attributable to noncontrolling interests	0.2	—	(2.0)	(0.1)	2.2	NM
Net earnings attributable to EnerSys stockholders	$119.6	4.6%	$160.2	6.8%	$(40.6)	(25.4)%
NM = not meaningful

Overview

Our sales in fiscal 2018 were $2.6 billion, a 9.1% increase from prior year's sales. This increase was the result of a 4% increase in pricing, a 3% increase in organic volume and a 2% increase in foreign currency translation impact.

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

Gross Profit

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$658.4	25.5%	$651.8	27.5%	$6.6	1.0%

Gross profit increased $6.6 million or 1.0% in fiscal 2018 compared to fiscal 2017. Gross profit, as a percentage of net sales, decreased 200 basis points in fiscal 2018 compared to fiscal 2017. The decrease in the gross profit margin is primarily due to an increase in commodity costs of approximately $125 million, partially offset by increases in organic volume, cost savings and pricing.

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

Fiscal 2017 - South Africa exit activities

During fiscal 2017, the Company recorded exit charges of $3.3 million related to the South Africa joint venture, consisting of cash charges of $2.6 million primarily relating to severance and non-cash charges of $0.7 million. Included in the non-cash charges is a $2.1 million charge relating to the inventory adjustment which was reported in cost of goods sold, partially offset by a credit of $1.1 million relating to a change in estimate of contract losses and a $0.3 million gain on deconsolidation of the joint venture. Weakening of the general economic environment in South Africa, reflecting the limited growth in the mining industry, affected the joint venture’s ability to compete effectively in the marketplace and consequently, the Company initiated an exit plan in consultation with its joint venture partner in the second quarter of fiscal 2017. The joint venture was under liquidation resulting in a loss of control and deconsolidation of the joint venture. The impact of the deconsolidation has been reflected in the Consolidated Statements of Income.

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

Purcell was acquired in fiscal 2014 during the height of the 4G telecom build-out. After performing to expectations for the first few quarters, its revenue declined as telecom spending in the U.S. curtailed sharply. In fiscal 2016, lower estimated projected revenue and profitability in the near term caused by reduced levels of capital spending by major customers in the telecommunications industry was a key factor contributing to the impairment charges recorded in that year. In fiscal 2017, we transferred the European operations of Purcell to our EMEA operating segment, consistent with our geographical management approach. In the U.S., Purcell received significant orders, but at lower margins, resulting in an impairment in 2017. In Europe, Purcell's sales forecasts were reduced as a result of low telecom spending and accordingly recorded an impairment charge as well.

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

As of January 1, 2017, we had estimated an aggregate range of possible loss associated with the German regulatory proceeding of $17.0 million to $26.0 million and reserved $17.0 million. Based on the continued evolution of facts and our interactions with the German competition authority in regard to this matter, we further refined our estimate for a portion of this proceeding to be $13.5 million as of March 31, 2017. The Company settled a portion of the proceeding relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14.8 million, which was paid in July 2017. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business, which constitutes the remaining portion of the previously disclosed German proceeding. The Company appealed this decision, including payment of the proposed fine of $12.3 million, and believes that the reserve power matter does not, based on current facts and circumstances known to management, require an accrual. The Company is not required to escrow any portion of this fine during the appeal process. As of March 31, 2018 and March 31, 2017, the Company had a reserve balance of $0 and $13.5 million, respectively, relating to this matter.

For the Dutch regulatory proceeding, we reserved $10.2 million as of March 31, 2017. In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11.2 million, which was paid in August 2017. As of March 31, 2018 and March 31, 2017, the Company had a reserve balance of $0 and $10.2 million, respectively, relating to the Dutch regulatory proceeding.

As of March 31, 2018 and March 31, 2017, we had a total reserve balance of $2.3 million and $25.6 million, respectively, in connection with these remaining investigations and other related legal matters, included in Accrued Expenses on the Consolidated Balance Sheets. The foregoing estimate of losses was based upon then available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Americas	$189.4	13.3%	$191.8	14.4%	$(2.4)	(1.2)%
EMEA	77.7	9.1	77.3	10.1	0.4	0.4
Asia	12.6	4.2	14.9	5.5	(2.3)	(15.7)
Subtotal	279.7	10.8	284.0	12.0	(4.3)	(1.5)
Inventory adjustment relating to exit activities - Americas	(3.4)	(0.2)	—	—	(3.4)	NM
Restructuring charges - Americas	(1.3)	(0.1)	(0.9)	(0.1)	(0.4)	39.7
Inventory adjustment relating to exit activities - EMEA	—	—	(2.1)	(0.3)	2.1	NM
Restructuring and other exit charges - EMEA	(4.0)	(0.5)	(5.5)	(0.7)	1.5	(26.7)
Restructuring charges - Asia	(0.2)	(0.1)	(0.7)	(0.3)	0.5	(72.9)
Impairment of goodwill and indefinite-lived intangibles - Americas	—	—	(9.3)	(0.7)	9.3	NM
Impairment of goodwill and indefinite-lived intangibles - EMEA	—	—	(4.7)	(0.6)	4.7	NM
Legal proceedings charge - EMEA	—	—	(23.7)	(3.1)	23.7	NM
Total operating earnings	$270.8	10.5%	$237.1	10.0%	$33.7	14.2%
NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased $33.7 million or 14.2% in fiscal 2018, compared to fiscal 2017. Operating earnings, as a percentage of net sales, increased 50 basis points in fiscal 2018, compared to fiscal 2017. Excluding the impact of highlighted items, operating earnings in fiscal 2018 decreased 120 basis points primarily due to an increase in lead cost partially offset by price recoveries and cost saving initiatives.

The Americas segment’s operating earnings, excluding the highlighted items discussed above, decreased $2.4 million or 1.2% in fiscal 2018 compared to fiscal 2017, with the operating margin decreasing 110 basis points to 13.3%. This decrease was primarily due to higher commodity costs partially offset by price recoveries and cost saving initiatives. Excluding the impact of the $6.3 million write-off of previously capitalized costs relating to the ERP system implementation during fiscal 2017, operating earnings of fiscal 2018 decreased by 170 basis points compared to the prior year period.

The EMEA segment’s operating earnings, excluding the highlighted items discussed above, increased $0.4 million or 0.4% in fiscal 2018 compared to fiscal 2017, with the operating margin decreasing 100 basis points to 9.1%. This decrease was primarily due to an increase in lead cost, partially offset by price recoveries and cost saving initiatives.

Operating earnings in Asia, excluding the highlighted items discussed above, decreased $2.3 million or 15.7% in fiscal 2018 compared to fiscal 2017, with the operating margin decreasing by 130 basis points to 4.2%. This decrease was primarily due to higher commodity costs, partially offset by price recoveries, currency headwinds and a slowdown in telecom spending during the first half of fiscal 2018 in the PRC.

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

Other (Income) Expense, Net

	Fiscal 2018		Fiscal 2017		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$7.5	0.3%	$2.2	—%	$5.3	NM
NM = not meaningful

Other (income) expense, net was expense of $7.5 million in fiscal 2018 compared to expense of $2.2 million in fiscal 2017 primarily due to foreign currency losses of $5.5 million in fiscal 2018 compared to foreign currency gains of $0.6 million in fiscal 2017.

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

On December 22, 2017, the Tax Act was enacted into law. Among the significant changes resulting from the law, the Tax Act reduced the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on unrepatriated cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”), and created new taxes on certain foreign sourced earnings. In accordance with ASC 740, “Income Taxes”, we are required to record the effects of tax law changes in the period enacted. As a result of the rate change in the Tax Act, our blended U.S. statutory tax rate for fiscal 2018 was 31.55%.

As of March 31, 2018, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, we had made a reasonable estimate of the effects on our existing deferred tax balances and the Transition Tax. Our results for fiscal 2018 contained estimates of the impact of the Tax Act as permitted by Staff Accounting Bulletin 118 “SAB 118” issued by the Securities and Exchange Commission on December 22, 2017. These amounts are considered provisional and may be affected by future guidance if and when issued.

As a result of the Tax Act, fiscal 2018 financial statements included a provisional net tax expense of $83.4 million which comprised the following:

Foreign tax effects: The Transition Tax was based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our Transition Tax liability, resulting in an increase in income tax expense of $97.5 million; an increase of $3.5 million from the amount reported in the third quarter of fiscal 2018. The estimated Transition Tax of $97.5 million was recorded under current income tax payable and non-current income tax payable, at $7.8 million and $89.7 million, respectively, and is payable over eight years. Further, the Transition Tax was based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize both the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the Transition Tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

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

The fiscal 2018 foreign effective income tax rate on foreign pre-tax income of $163.9 million was 5.2% compared to foreign pre-tax income of $132.3 million and effective income tax rate of 13.5% in fiscal 2017. For both fiscal 2018 and fiscal 2017, the difference in the foreign effective tax rate versus the U.S. statutory rate of 31.55% and 35%, respectively, is primarily attributable to lower tax rates in the foreign countries in which we operate. The rate decrease in fiscal 2018 compared to fiscal 2017 was primarily due to the reversal of previously recognized deferred tax valuation allowances related to certain of the Company’s foreign subsidiaries in fiscal 2018, decreases due to non-deductible goodwill impairment charges and non-deductible legal proceedings charge related to the European competition investigation in fiscal 2017, and changes in the mix of earnings among tax jurisdictions.

Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2018 and fiscal 2017 and is taxed at an effective income tax rate of approximately 8% and 5%, respectively.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2019, 2018 and 2017, were $299.2 million, $522.1 million and $500.3 million, respectively.

Cash provided by operating activities for fiscal 2019, 2018 and 2017, was $197.9 million, $211.0 million and $246.0 million, respectively.

During fiscal 2019, cash provided by operating activities was primarily from net earnings of $160.5 million, depreciation and amortization of $63.3 million, non-cash charges relating to write-off of assets of $26.3 million, stock-based compensation of $22.6 million, non-cash interest of $1.3 million and provision for doubtful accounts of $1.4 million, partially offset by deferred tax benefit of $6.5 million. Cash provided by earnings as adjusted for non-cash items was partially offset by the increase in primary working capital of $30.7 million, net of currency translation changes, and a decrease in other long-term liabilities of $14.9 million, primarily related to income taxes. Prepaid and other current assets, primarily comprising of contract assets, also resulted in a decrease of $20.2 million to operating cash.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $835.6 million (yielding a primary working capital percentage of 26.2%) at March 31, 2019 and $701.6 million (yielding a primary working capital percentage of 25.7%) at March 31, 2018. The primary working capital percentage of 26.2% at March 31, 2019 is 50 basis points higher than that for March 31, 2018, and 130 basis points higher than that for March 31, 2017. Excluding the impact of certain reclasses relating to the adoption of ASC 606, primary working capital percentage was 27.0%, which is 130 basis points higher than that for March 31, 2018 and 210 basis points higher than that for March 31, 2017. Primary working capital percentage increased during fiscal 2019 largely due to the inclusion of the Alpha primary working capital components and higher inventory levels. The reason for the increase in inventory is partially due to higher inventory levels at our Richmond, Kentucky, facility due to the implementation of our ERP system and rising lead costs and a longer supply chain on selective products.

Primary Working Capital and Primary Working Capital percentages at March 31, 2019, 2018 and 2017 are computed as follows:

At March 31,	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital (%)
		(in millions)
2019	$624.1	$503.9	$(292.4)	$835.6	$3,186.4	26.2%
2018	546.3	414.2	(258.9)	701.6	2,732.2	25.7
2017	486.6	360.7	(222.5)	624.8	2,507.2	24.9

Cash used in investing activities for fiscal 2019, 2018 and 2017 was $723.9 million, $72.4 million and $61.8 million, respectively.

During fiscal 2019, we acquired Alpha for a total purchase consideration of $742.5 million, of which $650.0 was paid in cash and the balance, after adjusting for working capital of $0.8 million due from seller, was settled by issuing 1,177,630 shares of EnerSys common stock at a closing date fair value of $93.3 million. See Note 2 to the Consolidated Financial Statements for more details.

Capital expenditures were $70.4 million, $69.8 million and $50.1 million in fiscal 2019, 2018 and 2017, respectively.

During fiscal 2019, 2018 and 2017, we also had minor acquisitions resulting in a cash outflow of $5.4 million, $3.0 million and $12.4 million, respectively.

During fiscal 2019, financing activities provided cash of $346.6 million. We borrowed $531.1 million under the Amended 2017 Revolver and $299.1 million under the Amended 2017 Term Loan, primarily to fund the Alpha acquisition and repaid $427.6 million of the Amended 2017 Revolver and $11.7 million on the Amended 2017 Term Loan. Treasury stock open market purchases were $56.4 million, payment of cash dividends to our stockholders were $29.7 million and payment of taxes related to net share settlement of equity awards were $3.6 million. Proceeds from stock options were $9.0 million and net borrowings on short-term debt were $37.4 million.

During fiscal 2018, financing activities used cash of $166.9 million. In fiscal 2018, we entered into a 2017 Credit Facility and borrowed $379.8 million under the 2017 Revolver and $150.0 million under the 2017 Term loan. Repayments on the 2017 Revolver during fiscal 2018 were $244.3 million. Borrowings and repayments on the 2011 Revolver during fiscal 2018 were $147.1 million and $312.1 million, respectively, and repayment of the 2011 Term loan was $127.5 million. On August 4, 2017, the outstanding balance on the 2011 Revolver and the 2011 Term Loan of $240.0 million and $123.0 million, respectively, was repaid utilizing the proceeds from the 2017 Credit Facility. We also paid $100.0 million under the ASR agreement, which was settled on January 9, 2018. Treasury stock open market purchases were $21.2 million, payment of cash dividends to our stockholders were $29.7 million, payment of taxes related to net share settlement of equity awards were $7.5 million and debt issuance costs were $2.7 million. Net borrowings on short-term debt were $0.2 million and proceeds from stock options were $1.0 million.

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

As a result of the above, total cash and cash equivalents decreased $222.9 million from $522.1 million at March 31, 2018 to $299.2 million at March 31, 2019.

We currently are in compliance with all covenants and conditions under our credit agreements.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $547 million at March 31, 2019 to cover short-term liquidity requirements. Our Amended Credit Facility is committed through September 30, 2022, as long as we continue to comply with the covenants and conditions of the credit facility agreement. We have $459 million in available credit lines under our Amended Credit Facility at March 31, 2019.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2019, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$977.3	$28.1	$84.3	$864.9	$—
Short-term debt	54.5	54.5	—	—	—
Interest on debt	148.4	41.3	74.3	32.8	—
Operating leases	116.3	31.5	40.8	20.2	23.8
Tax Act - Transition Tax	60.8	5.3	10.6	15.2	29.7
Pension benefit payments and profit sharing	36.6	2.7	5.9	6.9	21.1
Restructuring	2.9	2.9	—	—	—
Purchase commitments	7.1	7.1	—	—	—
Lead and foreign currency forward contracts	1.2	1.2	—	—	—
Capital lease obligations, including interest	10.3	10.1	0.2	—	—
Total	$1,415.4	$184.7	$216.1	$940.0	$74.6
Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the above table.

Under our Amended Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $4.0 million as of March 31, 2019.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios. In the second quarter of fiscal 2018, we entered into the 2017 Credit Facility that comprised a $600.0 million senior secured revolving credit facility (“2017 Revolver”) and a $150.0 million senior secured term loan (“2017 Term Loan”) with a maturity date of September 30, 2022. We repaid our then existing facility (“2011 Credit Facility”), which comprised a $500 million senior secured revolving credit facility (“2011 Revolver”) and a $150.0 million senior secured incremental term loan (the “2011 Term Loan”) with the proceeds from the 2017 Credit facility. On December 7, 2018, we amended the 2017 Credit Facility (as amended, the “Amended Credit Facility”). The Amended Credit Facility consists of $449.1 million senior secured term loans (the “Amended 2017 Term Loan”), including a CAD 133.1 million ($99.1 million) term loan and a $700.0 million senior secured revolving credit facility (the “Amended 2017 Revolver”). The amendment resulted in an increase of the 2017 Term Loan and the 2017 Revolver by $299.1 million and $100.0 million, respectively.

Shown below are the leverage ratios at March 31, 2019 and 2018, in connection with the Amended Credit Facility and the 2017 Credit Facility, respectively.

The total net debt, as defined under the Amended Credit Facility is $835.8 million for fiscal 2019 and is 2.0 times adjusted EBITDA (non-GAAP), compared to total net debt of $234.7 million under the 2017 Credit Facility and 0.7 times adjusted EBITDA (non-GAAP) for fiscal 2018.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) for March 31, 2019 and 2018, in connection with the Amended Credit Facility and the 2017 Credit Facility, respectively:

	Fiscal 2019	Fiscal 2018
	(in millions, except ratios)
Net earnings as reported	$160.5	$119.8
Add back:
Depreciation and amortization	63.3	54.3
Interest expense	30.9	25.0
Income tax expense	21.6	118.5
EBITDA (non GAAP)(1)	$276.3	$317.6
Adjustments per credit agreement definitions(2)	139.0	23.2
Adjusted EBITDA (non-GAAP) per credit agreement(1)	$415.3	$340.8
Total net debt(3)	$835.8	$234.7
Leverage ratios(4):
Total net debt/adjusted EBITDA ratio(4)	2.0 X	0.7 X
Maximum ratio permitted	4.00 X	3.50 X
Consolidated interest coverage ratio(5)	9.9 X	14.5 X
Minimum ratio required	3.0 X	3.0 X

(1)
We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use them as key measures of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in both our Amended Credit Facility in fiscal 2019 and our 2017 Credit Facility in fiscal 2018 are based on EBITDA, subject to adjustments, which are shown above. Continued availability of credit under our Amended Credit Facility is critical to our ability to meet our business plans. We believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding revolving credit and term loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing fees, which is included in interest expense.

(2)
The $139.0 million adjustment to EBITDA in fiscal 2019 primarily related to the inclusion of $69.3 million of nine months of pro forma earnings of Alpha, $13.6 million for fees and expenses related to the Alpha transaction, $22.6 million of non-cash stock compensation, $23.2 million of non-cash restructuring and other exit charges and $10.3 million of inventory adjustments (including a fair value step up relating to the Alpha transaction of $7.2 million). The $23.2 million adjustment to EBITDA in fiscal 2018 primarily related to $19.5 million of non-cash stock compensation and $3.7 million of non-cash restructuring and other exit charges.

(3)
Debt includes capital lease obligations and letters of credit and is net of U.S. cash and cash equivalents and a portion of foreign cash and investments, as defined in both the Amended Credit Facility and the 2017 Credit Facility. In fiscal 2019, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and foreign cash investments of $200 million, and in fiscal 2018, were $372 million.

(4)
These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our Amended Credit Facility and the 2017 Credit Facility, for fiscal 2019 and fiscal 2018, respectively.

(5)
As defined in the Amended Credit Facility and the 2017 Credit Facility, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $1.3 million and $1.6 million for fiscal 2019 and fiscal 2018, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements - Summary of Significant Accounting Policies for a description of certain recently issued accounting standards that were adopted or are pending adoption that could have a significant impact on our Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Related Party Transactions

None.

Sequential Quarterly Information

Fiscal 2019 and 2018 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions except for income tax expense in the third quarters of fiscal 2019 and 2018, which included a benefit of $13.5 million and an expense of $77.3 million, respectively, as a result of the Tax Act. We have also included the operating results of Alpha, in our third and fourth quarter results, for the period commencing on December 7, 2018 (the date of acquisition) and ending on March 31, 2019. The sales for the third and fourth quarters of fiscal 2019 were $26.8 million and $135.7 million, respectively. Alpha's net loss and net earnings, for the same periods were $4.4 million and $3.2 million, respectively.

	Fiscal 2019				Fiscal 2018
	July 1, 2018 1st Qtr.	Sept. 30, 2018 2nd Qtr.	Dec. 30, 2018 3rd Qtr.	March 31, 2019 4th Qtr.	July 2, 2017 1st Qtr.	Oct. 1, 2017 2nd Qtr.	Dec. 31, 2017 3rd Qtr.	March 31, 2018 4th Qtr.
	(in millions, except share and per share amounts)
Net sales	$670.9	$660.5	$680.0	$796.6	$622.6	$617.3	$658.9	$683.0
Cost of goods sold	505.1	499.6	511.7	588.2	459.1	457.0	491.7	512.2
Inventory step up to fair value relating to Alpha acquisition and exit activities	0.5	—	3.7	6.1	—	—	—	3.4
Gross profit	165.3	160.9	164.6	202.3	163.5	160.3	167.2	167.4
Operating expenses	99.3	96.5	112.0	133.6	92.7	94.1	96.7	98.6
Restructuring and other exit charges	1.8	1.1	5.4	26.5	0.8	1.8	1.8	1.1
Legal proceedings charge (settlement income)	—	—	(2.8)	7.2	—	—	—	—
Operating earnings	64.2	63.3	50.0	35.0	70.0	64.4	68.7	67.7
Interest expense	6.5	6.4	7.1	10.9	5.7	6.5	6.5	6.3
Other (income) expense, net	0.4	(1.3)	—	0.4	3.3	2.8	(0.3)	1.7
Earnings before income taxes	57.3	58.2	42.9	23.7	61.0	55.1	62.5	59.7
Income tax expense (benefit)	11.3	10.8	(5.7)	5.2	12.7	11.9	88.3	5.6
Net earnings (loss)	46.0	47.4	48.6	18.5	48.3	43.2	(25.8)	54.1
Net earnings attributable to noncontrolling interests	0.1	—	0.2	—	0.1	—	—	0.1
Net earnings (loss) attributable to EnerSys stockholders	$45.9	$47.4	$48.4	$18.5	$48.2	$43.2	$(25.8)	$54.0
Net earnings (loss) per common share attributable to EnerSys stockholders:
Basic	$1.09	$1.13	$1.14	$0.43	$1.11	$1.01	$(0.61)	$1.29
Diluted	$1.08	$1.11	$1.12	$0.42	$1.09	$1.00	$(0.61)	$1.27
Weighted-average number of common shares outstanding:
Basic	42,012,546	42,133,484	42,337,459	42,856,604	43,450,082	42,938,131	42,125,745	41,934,187
Diluted	42,573,981	42,773,706	43,102,598	43,585,523	44,163,074	43,327,361	42,125,745	42,441,647

Net Sales

Quarterly net sales by segment were as follows:

	Fiscal 2019				Fiscal 2018
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by segment:
Americas	$392.5	$388.6	$402.0	$507.8	$354.6	$341.5	$353.2	$380.5
EMEA	210.5	204.0	217.8	228.3	199.1	197.9	224.9	227.6
Asia	67.9	67.9	60.2	60.5	68.9	77.9	80.8	74.9
Total	$670.9	$660.5	$680.0	$796.6	$622.6	$617.3	$658.9	$683.0
Segment net sales as % of total:
Americas	58.5%	58.8%	59.1%	63.7%	56.9%	55.3%	53.6%	55.7%
EMEA	31.4	30.9	32.0	28.7	32.0	32.1	34.1	33.3
Asia	10.1	10.3	8.9	7.6	11.1	12.6	12.3	11.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly net sales by product line were as follows:

	Fiscal 2019				Fiscal 2018
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by product line:
Reserve power	$324.0	$313.4	$329.5	$449.3	$305.2	$292.2	$327.0	$323.5
Motive power	346.9	347.1	350.5	347.3	317.4	325.1	331.9	359.5
Total	$670.9	$660.5	$680.0	$796.6	$622.6	$617.3	$658.9	$683.0
Product line net sales as % of total:
Reserve power	48.3%	47.4%	48.5%	56.4%	49.0%	47.3%	49.6%	47.4%
Motive power	51.7	52.6	51.5	43.6	51.0	52.7	50.4	52.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2019 are $1.6 million (pre-tax). Those contracts that result in an asset position at March 31, 2019 are $0.4 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $7.3 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2019	$39.2	42.0	$0.93	7%
March 31, 2018	72.2	62.9	1.15	14
March 31, 2017	46.6	45.0	1.03	8

(1)	Based on the fiscal year lead requirements for the periods then ended.

We estimate that a 10% increase in our cost of lead would have increased our annual cost of goods sold by approximately
$70 million for the fiscal year ended March 31, 2019.

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

At March 31, 2019 and 2018, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations net unrealized gains by approximately $1.9 million and $2.1 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EnerSys (the Company) as of March 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 29, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1998.

Philadelphia, Pennsylvania
May 29, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys
Opinion on Internal Control over Financial Reporting
We have audited EnerSys’ internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EnerSys (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alpha, which is included in the 2019 consolidated financial statements of the Company and constituted 28.3% of total assets as of March 31, 2019 and 5.8% and (0.8%) of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Alpha.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated May 29, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 29, 2019

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$299,212	$522,118
Accounts receivable, net of allowance for doubtful accounts (2019–$10,813; 2018–$12,643)	624,136	546,325
Inventories	503,869	414,234
Prepaid and other current assets	109,431	56,910
Total current assets	1,536,648	1,539,587
Property, plant, and equipment, net	409,439	390,260
Goodwill	656,399	352,805
Other intangible assets, net	462,316	147,141
Deferred taxes	40,466	44,402
Other assets	12,925	12,730
Total assets	$3,118,193	$2,486,925
Liabilities and Equity
Current liabilities:
Short-term debt	$54,490	$18,341
Current portion of capital lease obligations	10,113	89
Accounts payable	292,449	258,982
Accrued expenses	255,881	214,118
Total current liabilities	612,933	491,530
Long-term debt, net of unamortized debt issuance costs	971,756	579,535
Capital lease obligations	175	55
Deferred taxes	82,112	33,607
Other liabilities	165,200	181,087
Total liabilities	1,832,176	1,285,814
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2019 and at March 31, 2018	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 54,848,523 shares issued and 42,620,750 shares outstanding at March 31, 2019; 54,595,105 shares issued and 41,915,000 shares outstanding at March 31, 2018	548	546
Additional paid-in capital	512,696	477,288
Treasury stock at cost, 12,227,773 shares held as of March 31, 2019 and 12,680,105 shares held as of March 31, 2018	(530,760)	(560,991)
Retained earnings	1,450,325	1,320,549
Accumulated other comprehensive loss	(142,682)	(41,717)
Contra equity - indemnification receivable	(7,840)	—
Total EnerSys stockholders’ equity	1,282,287	1,195,675
Nonredeemable noncontrolling interests	3,730	5,436
Total equity	1,286,017	1,201,111
Total liabilities and equity	$3,118,193	$2,486,925

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2019	2018	2017
Net sales	$2,808,017	$2,581,891	$2,367,149
Cost of goods sold	2,104,612	1,920,030	1,713,115
Inventory step up to fair value relating to Alpha acquisition and exit activities	10,379	3,457	2,157
Gross profit	693,026	658,404	651,877
Operating expenses	441,415	382,077	369,863
Restructuring and other exit charges	34,709	5,481	7,160
Impairment of goodwill	—	—	12,216
Impairment of indefinite-lived intangibles and fixed assets	—	—	1,800
Legal proceedings charge, net	4,437	—	23,725
Operating earnings	212,465	270,846	237,113
Interest expense	30,868	25,001	22,197
Other (income) expense, net	(614)	7,519	2,221
Earnings before income taxes	182,211	238,326	212,695
Income tax expense	21,584	118,493	54,472
Net earnings	160,627	119,833	158,223
Net earnings (losses) attributable to noncontrolling interests	388	239	(1,991)
Net earnings attributable to EnerSys stockholders	$160,239	$119,594	$160,214
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.79	$2.81	$3.69
Diluted	$3.73	$2.77	$3.64
Dividends per common share	$0.70	$0.70	$0.70
Weighted-average number of common shares outstanding:
Basic	42,335,023	42,612,036	43,389,333
Diluted	43,008,952	43,119,856	44,012,543

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2019	2018	2017
Net earnings	$160,627	$119,833	$158,223
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	3,295	(5,400)	1,587
Pension funded status adjustment, net of tax	1,712	3,052	(3,694)
Foreign currency translation adjustment	(106,555)	113,739	(53,730)
Total other comprehensive (loss) income, net of tax	(101,548)	111,391	(55,837)
Total comprehensive income	59,079	231,224	102,386
Comprehensive (income) loss attributable to noncontrolling interests	(195)	523	(2,353)
Comprehensive income attributable to EnerSys stockholders	$59,274	$230,701	$104,739

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2016	$—	$541	$452,097	$(439,800)	$1,097,642	$(97,349)	$—	$1,013,131	$5,304	$1,018,435
Stock-based compensation	—	—	19,185	—	—	—	—	19,185	—	19,185
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	3	(7,447)	—	—	—	—	(7,444)	—	(7,444)
Other	—	—	(480)	—	—	—	—	(480)	—	(480)
Net earnings (excludes $2,021 of losses attributable to redeemable noncontrolling interests)	—	—	—	—	160,214	—	—	160,214	30	160,244
Dividends ($0.70 per common share)	—	—	737	—	(31,137)	—	—	(30,400)	—	(30,400)
Redemption value adjustment attributable to redeemable noncontrolling interests	—	—	—	—	4,725	—	—	4,725	—	4,725
Other comprehensive income:
Pension funded status adjustment (net of tax expense of $142)	—	—	—	—	—	(3,694)	—	(3,694)	—	(3,694)
Net unrealized gain (loss) on derivative instruments (net of tax expense of $929)	—	—	—	—	—	1,587	—	1,587	—	1,587
Foreign currency translation adjustment (excludes $59 related to redeemable noncontrolling interests)	—	—	—	—	—	(53,368)	—	(53,368)	(421)	(53,789)
Balance at March 31, 2017	$—	$544	$464,092	$(439,800)	$1,231,444	$(152,824)	$—	$1,103,456	$4,913	$1,108,369
Stock-based compensation	—	—	19,453	—	—	—	—	19,453	—	19,453
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	2	(6,533)	—	—	—	—	(6,531)	—	(6,531)
Purchase of common stock	—	—	—	(121,191)	—	—	—	(121,191)	—	(121,191)
Other	—	—	(402)	—	(137)	—	—	(539)	—	(539)
Net earnings	—	—	—	—	119,594	—	—	119,594	239	119,833
Dividends ($0.70 per common share)	—	—	678	—	(30,352)	—	—	(29,674)	—	(29,674)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $808)	—	—	—	—	—	3,052	—	3,052	—	3,052
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $2,071)	—	—	—	—	—	(5,400)	—	(5,400)	—	(5,400)
Foreign currency translation adjustment	—	—	—	—	—	113,455	—	113,455	284	113,739
Balance at March 31, 2018	$—	$546	$477,288	$(560,991)	$1,320,549	$(41,717)	$—	$1,195,675	$5,436	$1,201,111
Stock-based compensation	—	—	22,608	—	—	—	—	22,608	—	22,608
Exercise of stock options	—	2	9,046	—	—	—	—	9,048	—	9,048
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(3,630)	—	—	—	—	(3,630)	—	(3,630)
Purchase of common stock	—	—	—	(56,436)	—	—	—	(56,436)	—	(56,436)
Reissuance of treasury stock, on LIFO basis, towards Alpha purchase consideration	—	—	6,805	86,463	—	—	—	93,268	—	93,268
Reissuance of treasury stock towards employee stock purchase plan	—	—	—	204	—	—	—	204	—	204
Contra equity - indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	(7,840)	(7,840)	—	(7,840)
Other	—	—	(141)	—	—	—	—	(141)	—	(141)
Net earnings	—	—	—	—	160,239	—	—	160,239	388	160,627
Dividends ($0.70 per common share)	—	—	720	—	(30,463)	—	—	(29,743)	—	(29,743)
Dissolution of joint venture	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $120)	—	—	—	—	—	1,712	—	1,712	—	1,712
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,006)	—	—	—	—	—	3,295	—	3,295	—	3,295
Foreign currency translation adjustment	—	—	—	—	—	(105,972)	—	(105,972)	(583)	(106,555)
Balance at March 31, 2019	$—	$548	$512,696	$(530,760)	$1,450,325	$(142,682)	$(7,840)	$1,282,287	$3,730	$1,286,017
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2019	2018	2017
Cash flows from operating activities
Net earnings	$160,627	$119,833	$158,223
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63,348	54,317	53,945
Write-off of assets relating to restructuring and other exit charges	26,308	3,736	1,435
Non-cash write-off of property, plant and equipment	—	—	6,300
Impairment of goodwill	—	—	12,216
Impairment of indefinite-lived intangibles and fixed assets	—	—	1,800
Derivatives not designated in hedging relationships:
Net losses (gains)	1,856	(180)	471
Cash (settlements) proceeds	(1,802)	43	(1,225)
Provision for doubtful accounts	1,385	822	1,794
Deferred income taxes	(6,456)	(20,313)	1,455
Non-cash interest expense	1,316	1,603	1,388
Stock-based compensation	22,608	19,453	19,185
(Gain) loss on disposal of property, plant, and equipment	(258)	116	(7)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,974	(32,242)	(13,535)
Inventories	(46,614)	(38,075)	(42,792)
Prepaid and other current assets	(20,195)	14,470	3,721
Other assets	(7,611)	(1,150)	2,034
Accounts payable	9,944	21,266	845
Legal proceedings accrual	7,258	—	23,725
Accrued expenses	(4,937)	(26,614)	9,333
Other liabilities	(14,896)	93,963	5,719
Net cash provided by operating activities	197,855	211,048	246,030

Cash flows from investing activities
Capital expenditures	(70,372)	(69,832)	(50,072)
Purchase of businesses	(654,614)	(2,988)	(12,392)
Proceeds from disposal of property, plant, and equipment	1,103	463	631
Net cash used in investing activities	(723,883)	(72,357)	(61,833)

Cash flows from financing activities
Net borrowings (repayments) on short-term debt	37,424	214	(4,600)
Proceeds from Amended 2017 Revolver borrowings	531,100	379,750	—
Proceeds from 2011 Revolver borrowings	—	147,050	262,000
Repayments of Amended 2017 Revolver borrowings	(427,600)	(244,250)	—
Repayments of 2011 Revolver borrowings	—	(312,050)	(267,000)
Proceeds from Amended 2017 Term Loan	299,105	150,000	—
Repayments of 2017 Amended Term Loan	(11,666)	—	—
Repayments of 2011 Term Loan	—	(127,500)	(15,000)
Debt issuance costs	(1,393)	(2,677)	—
Capital lease obligations and other	368	(29)	(98)
Option proceeds	9,048	958	3
Payment of taxes related to net share settlement of equity awards	(3,630)	(7,489)	(7,447)
Purchase of treasury stock	(56,436)	(121,191)	—
Dividends paid to stockholders	(29,743)	(29,674)	(30,400)
Net cash provided by (used in) financing activities	346,577	(166,888)	(62,542)
Effect of exchange rate changes on cash and cash equivalents	(43,455)	49,986	(18,633)
Net (decrease) increase in cash and cash equivalents	(222,906)	21,789	103,022
Cash and cash equivalents at beginning of year	522,118	500,329	397,307
Cash and cash equivalents at end of year	$299,212	$522,118	$500,329

Supplemental disclosures:

Non-cash investing and financing activities:
Common stock issued as partial consideration for Alpha acquisition	$93,268	$—	$—
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2019
(In Thousands, Except Share and Per Share Data)

1. Summary of Significant Accounting Policies

Description of Business

EnerSys (the “Company”) and its predecessor companies have been manufacturers of industrial batteries for over 125 years. EnerSys is a global leader in stored energy solutions for industrial applications. The Company manufactures, markets and distributes industrial batteries and related products such as chargers, outdoor cabinet enclosures, power equipment and battery accessories, and provides related after-market and customer-support services for its products. With the recent Alpha acquisition, the Company is also a provider of highly integrated power solutions and services to broadband, telecom, renewable and industrial customers.

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

Revenue Recognition

Revenue for the years ended March 31, 2018 and 2017 were recognized under ASC 605, Revenue Recognition, when (i) persuasive evidence of an arrangement existed, (ii) delivery occurred or services were rendered, (iii) the price was fixed or determinable and (iv) collectibility was reasonably assured.

ASC 606, Revenue from Contracts with Customers, was adopted for the fiscal year beginning April 1, 2018.

Concurrent with the adoption of the new standard, the Company has updated its revenue recognition policy as follows:

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

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the twelve months of fiscal 2019 amounted to $157,236.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definitions for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the twelve months of fiscal 2019 amounted to $100,809.

On March 31, 2019, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $66,088, of which, the Company estimates that approximately $60,443 will be recognized as revenue in fiscal 2020 and $5,645 in fiscal 2021.

The Company's typical payment terms are 30 days and sales arrangements do not contain any significant financing component for its customers.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of March 31, 2019, the current and non-current portion of contract liabilities were $15,162 and $6,360, respectively. Revenues recognized during the twelve months of fiscal 2019, that were included in the contract liability at the beginning of the fiscal year, amounted to $6,132.

Amounts representing work completed and not billed to customers represent contract assets and are reported as a component of Prepaid and Other Current Assets in the Consolidated Balance Sheets. Contract assets as of March 31, 2019 were $38,778. In conjunction with the April 1, 2018 adoption of ASC 606, $24,810 was reclassified to contract assets, which was previously recorded in inventories and accounts receivables. Also as of April 1, 2018, $9,387 and $7,094, were identified as contract liabilities, current and non-current, that were recorded in Accrued Expenses and Other Liabilities, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At March 31, 2019, the right of return asset related to the value of inventory anticipated to be returned from customers was $2,667 and refund liability representing amounts estimated to be refunded to customers was $5,153. These are shown under Prepaid and Other Current Assets and Accrued Expenses, respectively.

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

Business Combinations

The Company records an acquisition using the acquisition method of accounting and recognizes the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The excess of the purchase price over the net tangible and intangible assets is recorded to goodwill. The results of operations of the acquired business are included in the Company’s operating results from the date of acquisition.

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

The Company assesses whether indefinite-lived intangible assets impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on this qualitative assessment, the Company determines it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed to determine whether an indefinite-lived intangible asset impairment exists. The Company tests the indefinite-lived intangible assets for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess of the carrying value over the amount of fair value is recognized as an impairment. Any such impairment is recognized in the reporting period in which it has been identified.

Finite-lived assets such as customer relationships, technology, trademarks, licenses, and non-compete agreements are amortized on a straight-line basis over their estimated useful lives, generally over periods ranging from 3 to 20 years. The Company reviews the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition. The Company continually evaluates the reasonableness of the useful lives of these assets.

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

Market risk is the potential loss the Company and its subsidiaries may incur as a result of price changes associated with a particular financial or commodity instrument. The Company utilizes forward contracts, options, and swaps as part of its risk management strategies, to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, interest rates and / or foreign currency exchange rates. All derivatives are recognized on the balance sheet at their fair value, unless they qualify for the Normal Purchase Normal Sale exemption.

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

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2019 and 2018.

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

No additional income taxes have been provided for any undistributed foreign earnings or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

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

Market and Performance condition-based awards

The Company grants market condition-based awards and performance condition-based awards.

Prior to fiscal 2016, the Company granted market condition-based awards (“MSU”). These units cliff vested on the third anniversary of the date of grant. These share units were converted into between zero and two shares of common stock for each unit granted at the end of a three-year performance cycle. The conversion ratio was calculated by dividing the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the vesting date by the average closing share price of the Company’s common stock during the ninety calendar days immediately preceding the grant date, with the resulting quotient capped at two. This quotient was then multiplied by the number of share units granted to yield the number of shares of common stock to be delivered on the vesting date. The fair value of the share units was estimated at the date of grant using a binomial lattice model with the following assumptions: a risk-free interest rate, dividend yield, time to maturity and expected volatility.

Beginning with fiscal 2017, the Company granted market condition-based awards (“TSR”). A participant may earn between 0% to 200% of the number of awards granted, based on the total shareholder return of the Company's common stock over a three-year period. The awards cliff vest on the third anniversary of the date of grant and are settled in common stock on the first anniversary of the vesting date. The TSR is calculated by dividing the sixty or ninety calendar day average price at end of the period (as applicable) and the reinvested dividends thereon by such sixty or ninety calendar day average price at start of the period. The maximum number of awards earned is capped at 200% of the target award. Additionally, no payout will be awarded in the event that the TSR at the vesting date reflects less than a 25% return from the average price at the grant date. These share units are similar to the share units granted prior to fiscal 2016, except that under these awards, the targets are more difficult to achieve as they are tied to the TSR of a defined peer group. The fair value of these awards is estimated at the date of grant, using a Monte Carlo Simulation.
The Company recognizes compensation expense using the straight-line method over the life of the market condition-based awards except for those issued to certain retirement-eligible participants, which are expensed on an accelerated basis.

In fiscal 2019, the Company granted performance condition-based awards (“PSU”). A participant may earn between 0% to 200% of the number of awards granted, based on the Company’s cumulative adjusted earnings per share performance over a three-year period. The vesting of these awards are contingent upon meeting or exceeding performance conditions. The awards cliff vest on the third anniversary of the date of grant and are settled in common stock on the first anniversary of the vesting date. The maximum number of awards earned is capped at 200% of the target award. Expense for the performance condition based award is recorded when the achievement of the performance condition is considered probable of achievement and is recorded on a straight-line basis over the requisite service period. If such performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The closing stock price on the date of grant, adjusted for a discount to reflect the illiquidity inherent in the PSUs, represents the grant-date fair value for these awards.
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

Forfeitures

Forfeitures of share-based awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2019, 2018 and 2017, the Company had outstanding stock options, restricted stock units, market and performance condition-based awards, which could potentially dilute basic earnings per share in the future.

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

The Company adopted this standard on April 1, 2018 using the modified retrospective transition method. Under the modified retrospective transition method, the cumulative effect of applying Topic 606 to all contracts where all revenue has not been completely recognized under previously existing accounting principles that are not completed as of the date of adoption is recorded as an adjustment to the opening balance of retained earnings (if applicable) while the comparative periods are not restated and continue to be reported under the accounting standards in effect for those periods. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)”, which requires an entity to report the service cost component of pension and other postretirement benefit costs in the same line item as other compensation costs. The other components of net (benefit) cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and requires the retrospective method to be applied to all periods presented. The Company adopted this guidance effective April 1, 2018. The service cost component of pension expense continues to be recognized in cost of goods sold whereas other components of pension expense have been reclassified to “Other (income) expense, net” in the Consolidated Statements of Income. The Company reclassified $1,464 and $1,252 from “Cost of goods sold” relating to fiscal 2018 and 2017, respectively, to “Other (income) expense, net” in the Consolidated Statements of Income.

Accounting Pronouncements Issued But Not Adopted as of March 31, 2019

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

ASC 842 will be effective for the Company on April 1, 2019. There are a number of optional practical expedients made available to simplify the transition of the new standard. The Company has made the following elections:

•
to adopt the optional transition method defined within ASU 2018-11 and not restate comparative prior periods but instead recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption;

•	to elect the package of three practical expedients addressing whether a contract contains a lease, lease classification and initial direct costs;
to combine lease and non-lease components as a single component for all asset classes;

•	to use a portfolio approach to determine the incremental borrowing rate; and

•
to apply the short-term lease exception to leases that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

During fiscal 2019, the Company made progress on implementing the new standard which included surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company evaluated key policy elections and considerations under the standard which the Company will utilize to develop an internal policy to address the new standard requirements. Additionally, the Company selected a lease accounting software solution to support the new reporting requirements and started implementation of the software. While the Company continues to assess the impact on its accounting policies, internal control processes and related disclosures required under the new guidance, as well as its process to determine the actual amount of the required transition adjustment to reflect the balance of the right of use asset and lease liability, the Company’s current estimate of the initial lease liability based on the status of its adoption processes is approximately $100,000 and is subject to change as the Company continues to refine this amount. These conclusions may change as the Company continues to evaluate the new standard or if there are any changes in the Company’s lease portfolio. The Company does not currently believe that the standard will have a material impact on its results of operations or cash flows.

In June 2016, the FASB, issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)”: Measurement of Credit Losses on Financial Instruments, which changes the recognition model for the impairment of financial instruments, including accounts receivable, loans and held-to-maturity debt securities, among others. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In contrast to current guidance, which considers current information and events and utilizes a probable threshold, (an “incurred loss” model), ASU 2016–13 mandates an “expected loss” model. The expected loss model: (i) estimates the risk of loss even when risk is remote, (ii) estimates losses over the contractual life, (iii) considers past events, current conditions and reasonable supported forecasts and (iv) has no recognition threshold. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements and does not believe that it will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. The amount of the reclassification is calculated based on the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of the enactment of the Tax Act related to items that remained in accumulated other comprehensive income (loss) at that time. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years and early adoption is permitted. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

On December 7, 2018, the Company completed the acquisition of all of the issued and outstanding common stock of Alpha Technologies Services, Inc. (“ATS”) and Alpha Technologies Ltd. (“ATL”), resulting in ATS and ATL becoming wholly-owned subsidiaries of the Company (the “share purchase”). Additionally, the Company acquired substantially all of the assets of Alpha Technologies Inc. and certain assets of Altair Advanced Industries, Inc. and other affiliates of ATS and ATL (all such sellers, together with ATS and ATL, “Alpha”), in each case in accordance with the terms and conditions of certain restructuring agreements (collectively, the “asset acquisition” and together with the share purchase, the “acquisition”). Based in Bellingham, Washington, Alpha is a global industry leader in comprehensive commercial-grade energy solutions for broadband, telecom, renewable, industrial and traffic customers around the world. The initial purchase consideration for the acquisition was $750,000, of which $650,000 was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing, in accordance with the purchase agreement. The 1,177,630 shares had a closing date fair value of $93,268, based upon the December 7, 2018, closing date spot rate of $79.20. The total purchase consideration, consisting of cash paid of $650,000, shares valued at $93,268 and an adjustment for working capital (due from seller of $766) was $742,502. The Company funded the cash portion of the acquisition with borrowings from the Amended Credit Facility as defined in Note 8. See Note 8 for additional information.

The acquisition expands the Company's footprint in broadband and telecom markets. The goodwill recognized in connection with this transaction reflects the benefits the Company expects to realize from being able to provide a one-stop, fully integrated power solutions offering to its customers, as well as the benefit of cost synergies from alignment of the Alpha group within its own organizational structure.

The Company recorded the acquisition using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition. The results of operations of Alpha have been included in the Company’s Americas segment beginning December 8, 2018. Included within operating expenses, in the Company's Consolidated Statement of Income for fiscal 2019 are acquisition costs of $12,883.

For the period ended March 31, 2019, that EnerSys owned Alpha, the contribution of the acquisition to net sales was $162,454 and net loss of $1,252, excluding the effect of the transaction and integration costs, and interest expense on the debt to finance the acquisition.

The following table represents the fair values assigned to the assets acquired and liabilities assumed and resulting goodwill. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year from the acquisition date (“the measurement period”).

The acquired assets and assumed liabilities include the following:

Accounts receivable	$115,467
Inventories	84,297
Other current assets	6,822
Other intangible assets	332,000
Property, plant and equipment	20,987
Other assets	9,005
Total assets acquired	$568,578
Accounts payable	35,803
Accrued liabilities	41,918
Deferred income taxes	56,331
Other liabilities	12,642
Total liabilities assumed	$146,694
Net assets acquired	$421,884

Purchase price:
Cash paid for net assets acquired	$650,000
Fair value of shares issued for net assets acquired	93,268
Working capital adjustment	(766)
Total purchase consideration	742,502
Less: Fair value of acquired identifiable assets and liabilities	421,884
Goodwill	$320,618

The following table summarizes the estimated fair value of Alpha's identifiable intangible assets and the initial assessment of their respective estimated lives:

	Type	Life in Years	Fair Value
Trademarks	Indefinite-lived	Indefinite	$56,000
Customer relationships	Finite-lived	14	221,000
Technology	Finite-lived	10	55,000
Total identifiable intangible assets			$332,000

The Company recorded the acquisition using the acquisition method of accounting and recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The excess of the purchase price over the net tangible and intangible assets is recorded to goodwill. Estimated goodwill deductible for tax purposes is $42,262. The measurement of the fair value of assets acquired and liabilities assumed is substantially complete. The Company continues to gather necessary information to finalize the accounting for income taxes associated with the acquisition, and as such the Company could record additional adjustments to the provisional amount recognized as this additional information is obtained.

The following unaudited summary information is presented on a consolidated pro forma basis as if the acquisition had occurred on April 1, 2017:

	Fiscal year ended
	March 31, 2019	March 31, 2018
Net sales	$3,278,646	$3,124,527
Net earnings attributable to EnerSys stockholders	207,904	126,965
Net earnings per share attributable to EnerSys stockholders - basic	4.79	2.90
Net earnings per share attributable to EnerSys stockholders - assuming dilution	4.71	2.87

The pro forma amounts include additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Alpha acquisition been completed on April 1, 2017, nor are they indicative of future combined results. The pro forma results for the twelve months of fiscal 2019 and 2018 exclude pre-tax transaction costs of $12,883, as well as the pre-tax amortization of the acquisition date step up to fair value of inventories of $7,263 as they are considered non-recurring in nature. The remeasurement of Alpha's deferred taxes due to the Tax Act are also being excluded in arriving at these pro forma results.

The Company made no significant acquisitions in fiscal 2018 and 2017.

3. Inventories

	March 31,
	2019	2018
Raw materials	$138,718	$92,216
Work-in-process	129,736	136,068
Finished goods	235,415	185,950
Total	$503,869	$414,234

4. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2019	2018
Land, buildings, and improvements	$268,006	$273,506
Machinery and equipment	683,955	657,262
Construction in progress	54,278	49,900
	1,006,239	980,668
Less accumulated depreciation	(596,800)	(590,408)
Total	$409,439	$390,260

Depreciation expense for the fiscal years ended March 31, 2019, 2018 and 2017 totaled $48,618, $45,874, and $45,388, respectively. Interest capitalized in connection with major capital expenditures amounted to $1,581, $1,082, and $817 for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

5. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2019			2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$152,484	$(953)	$151,531	$97,444	$(953)	$96,491
Finite-lived intangible assets:
Customer relationships	286,664	(42,704)	243,960	66,973	(31,500)	35,473
Non-compete	3,025	(2,807)	218	2,852	(2,759)	93
Technology	77,779	(12,229)	65,550	22,769	(8,872)	13,897
Trademarks	2,003	(1,236)	767	2,003	(1,151)	852
Licenses	1,477	(1,187)	290	1,491	(1,156)	335
Total	$523,432	$(61,116)	$462,316	$193,532	$(46,391)	$147,141

The Company’s amortization expense related to finite-lived intangible assets was $14,730, $8,443, and $8,557, for the years ended March 31, 2019, 2018 and 2017, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2019, is $29,491 in fiscal 2020, $29,237 in fiscal 2021, $28,993 in fiscal 2022, $27,694 in fiscal 2023 and $24,287 in fiscal 2024.

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Fiscal year ended March 31, 2019
	Americas	EMEA	Asia	Total
Balance at beginning of year	$151,255	$155,825	$45,725	$352,805
Acquisitions during the year	320,618	—	—	320,618
Foreign currency translation adjustment	(1,679)	(12,556)	(2,789)	(17,024)
Balance at end of year	$470,194	$143,269	$42,936	$656,399

	Fiscal year ended March 31, 2018
	Americas	EMEA	Asia	Total
Balance at beginning of year	$146,982	$138,813	$42,862	$328,657
Acquisitions during the year	3,670	—	—	3,670
Foreign currency translation adjustment	603	17,012	2,863	20,478
Balance at end of year	$151,255	$155,825	$45,725	$352,805

A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

	March 31, 2019
	Americas	EMEA	Asia	Total
Gross carrying value	$528,039	$149,422	$48,115	$725,576
Accumulated goodwill impairment charges	(57,845)	(6,153)	(5,179)	(69,177)
Net book value	$470,194	$143,269	$42,936	$656,399

	March 31, 2018
	Americas	EMEA	Asia	Total
Gross carrying value	$209,100	$161,978	$50,904	$421,982
Accumulated goodwill impairment charges	(57,845)	(6,153)	(5,179)	(69,177)
Net book value	$151,255	$155,825	$45,725	$352,805

Impairment of goodwill and indefinite-lived intangibles

The Company did not record any impairment relating to its goodwill and intangible assets during fiscal 2019 and 2018.

In fiscal 2017, the Company early adopted ASU 2017-04 - Intangibles—Goodwill and Other (Topic 350), which eliminated Step 2 from the goodwill impairment test. In the fourth quarter of fiscal 2017, the Company conducted step one of the annual goodwill impairment test which indicated that the fair values of two of its reporting units - Purcell US in the Americas operating segment and Purcell EMEA in the EMEA operating segment - were less than their respective carrying values. Based on the guidance in ASU 2017-04, the Company recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value and recorded a non-cash charge of $8,646 and $3,570, related to goodwill impairment in the Americas and EMEA operating segments, respectively, and $700 and $1,100 related to impairment of indefinite-lived trademarks in the Americas and EMEA operating segments, respectively.

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

The Company estimated tax-deductible goodwill to be approximately $58,699 and $18,147 as of March 31, 2019 and 2018, respectively.

6. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2019	2018
Contract assets	$38,778	$—
Prepaid non-income taxes	22,490	22,583
Non-trade receivables	10,823	4,087
Prepaid income taxes	9,608	8,921
Other	27,732	21,319
Total	$109,431	$56,910

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2019	2018
Payroll and benefits	$54,285	$50,053
Accrued selling expenses	35,394	34,831
Warranty	21,646	22,637
VAT and other non-income taxes	17,125	13,155
Project related accruals	16,301	—
Contract liabilities	15,162	—
Freight	14,423	15,810
Income taxes payable	9,234	19,696
Legal proceedings	7,258	2,326
Interest	7,248	6,762
Tax Act - Transition Tax	5,290	7,800
Restructuring	2,952	2,909
Pension	1,207	1,657
Deferred income	—	9,387
Other	48,356	27,095
Total	$255,881	$214,118

8. Debt

The following summarizes the Company’s long-term debt:

	As of March 31,
	2019		2018
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes, due 2023	$300,000	$2,497	$300,000	$3,122
Amended Credit Facility, due 2022*	677,315	3,062	285,500	2,843
	$977,315	$5,559	$585,500	$5,965
Less: Unamortized issuance costs	5,559		5,965
Less: Current portion	—		—
Long-term debt, net of unamortized issuance costs	$971,756		$579,535

* As of March 31, 2018, the 2017 Credit Facility, due 2022

5.00% Senior Notes

The Company's $300,000 5.00% Senior Notes due 2023 (the “Notes”) bear interest at a rate of 5.00% per annum. Interest is payable semiannually in arrears on April 30 and October 30 of each year, and commenced on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by certain of its subsidiaries that are guarantors (the “Guarantors”) under the Amended Credit Facility. The Guarantees are unsecured and unsubordinated obligations of the Guarantors.

2017 Credit Facility and Subsequent Amendment

On August 4, 2017, the Company entered into a credit facility (the “2017 Credit Facility”). The 2017 Credit Facility with a maturity date of September 30, 2022 consisted of a $600,000 senior secured revolving credit facility (“2017 Revolver”) and a $150,000 senior secured term loan (“2017 Term Loan”). The Company's previous credit facility (“2011 Credit Facility”)

consisted of a $500,000 senior secured revolving credit facility (“2011 Revolver”) and a $150,000 senior secured incremental term loan (the “2011 Term Loan”) with a maturity date of September 30, 2018. On August 4, 2017, the outstanding balance on the 2011 Revolver and the 2011 Term Loan of $240,000 and $123,750, respectively, was repaid utilizing borrowings from the 2017 Credit Facility.

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

As of March 31, 2019, the Company had $239,000 outstanding on the Amended 2017 Revolver and $438,315 under the Amended 2017 Term Loan.

Subsequent to the amendment, the quarterly installments payable on the Amended 2017 Term Loan are $5,625 beginning December 31, 2018, $8,438 beginning December 31, 2019 and $11,250 beginning December 31, 2020 with a final payment of $315,000 on September 30, 2022. The Amended Credit Facility may be increased by an aggregate amount of $325,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the Amended 2017 Revolver and the Amended 2017 Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) plus between (i) LIBOR plus between 1.25% and 2.00% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%. Obligations under the Amended Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the Amended Credit Facility and up to 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The Amended Credit Facility allows for up to two temporary increases in the maximum leverage ratio from 3.50x to 4.00x for a four quarter period following an acquisition larger than $250,000. Effective December 7, 2018 through December 30, 2019, the maximum leverage ratio has been increased to 4.00x. As of March 31, 2019, the leverage ratio was 2.00x.

The current portion of the Amended 2017 Term Loan of $28,098 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under its Amended Credit Facility.

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

Interest Rates on Long Term Debt

The weighted average interest rate on the long term debt at March 31, 2019 and March 31, 2018, was 4.1% and 3.7%, respectively.

Interest Paid

The Company paid in cash, $29,552, $23,527 and $20,781, net of interest received, for interest during the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

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

Short-Term Debt

As of March 31, 2019 and 2018, the Company had $54,490 and $18,341, respectively, of short-term borrowings from banks. The weighted-average interest rate on these borrowings was approximately 4% and 7%, respectively, for fiscal years ended March 31, 2019 and 2018.

Letters of Credit

As of March 31, 2019 and 2018, the Company had $3,955 and $3,074, respectively, of standby letters of credit.

Debt Issuance Costs

In fiscal 2019, the Company incurred $1,393 in debt issuance costs and wrote off $483 of unamortized debt issuance costs related to the Amended Credit Facility. In fiscal 2018, the Company incurred $2,677 in debt issuance costs and wrote off $301 of unamortized debt issuance costs related to the 2011 Credit Facility. Amortization expense, relating to debt issuance costs, included in interest expense was $1,316, $1,302, and $1,388 for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. Debt issuance costs, net of accumulated amortization, totaled $5,559 and $5,965 as of March 31, 2019 and 2018, respectively.

Available Lines of Credit

As of March 31, 2019 and 2018, the Company had available and undrawn, under all its lines of credit, $546,960 and $613,234, respectively, including $87,685 and $150,459, respectively, of uncommitted lines of credit as of March 31, 2019 and March 31, 2018.

9. Leases

The Company’s future minimum lease payments under operating leases that have noncancelable terms in excess of one year as of March 31, 2019 are as follows:

2020	$31,483
2021	24,290
2022	16,514
2023	11,596
2024	8,683
Thereafter	23,757
Total minimum lease payments	$116,323

Rental expense was $40,261, $38,146, and $35,991 for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. Certain operating lease agreements contain renewal or purchase options and / or escalation clauses.

10. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2019	2018
Tax Act - Transition Tax	$55,489	$89,700
Pension	39,924	44,404
Warranty	32,922	27,965
Liability for uncertain tax positions	20,240	1,684
Deferred income	—	7,094
Contract liabilities	6,360	—
Other	10,265	10,240
Total	$165,200	$181,087

11. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2019 and March 31, 2018 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2019	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(902)	$—	$(902)	$—
Foreign currency forward contracts	(249)	—	(249)	—
Total derivatives	$(1,151)	$—	$(1,151)	$—

	Total Fair Value Measurement March 31, 2018	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(3,877)	$—	$(3,877)	$—
Foreign currency forward contracts	22	—	22	—
Total derivatives	$(3,855)	$—	$(3,855)	$—

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

The fair value of the Company’s short-term debt and borrowings under the Amended Credit Facility (as defined in Note 8), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The Company's Notes, with an original face value of $300,000, were issued in April 2015. The fair value of the Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 99% and 102% of face value on March 31, 2019 and March 31, 2018, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at March 31, 2019 and 2018 were as follows:

	March 31, 2019		March 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives(1)	$—	$—	$22	$22
Financial liabilities:
Notes (2)	300,000	297,000	300,000	304,500
Derivatives(1)	$1,151	$1,151	$3,877	$3,877

(1)	Represents lead and foreign currency forward contracts (see Note 12 for asset and liability positions of the lead and foreign currency forward contracts at March 31, 2019 and March 31, 2018).

(2)	The fair value amount of the Notes at March 31, 2019 and March 31, 2018 represent the trading value of the instruments.

Non-recurring fair value measurements

On March 5, 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. As a result, the Company concluded that the carrying value of the asset group is not recoverable and recorded a write-off of $14,958 in the fixed assets to their estimated fair value of $242, which was recognized in the fourth quarter of fiscal 2019. The valuation technique used to measure the fair value of fixed assets was a combination of the income and market approaches. The inputs used to measure the fair value of these fixed assets under the income approach were largely unobservable and accordingly were classified as Level 3.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At March 31, 2019 and 2018, the Company has hedged the price to purchase approximately 42.0 million pounds and 62.9 million pounds of lead, respectively, for a total purchase price of $39,218 and $72,207, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2019 and 2018, the notional amount of these contracts was $42,318 and $54,164, respectively.

In the coming twelve months, the Company anticipates that $46 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of Cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2019 and 2018, the notional amount of these contracts was $22,201 and $28,486, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2019 and 2018

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Prepaid and other current assets:
Foreign currency forward contracts	—	209	—	—
Total assets	$—	$209	$—	$—
Accrued expenses:
Lead forward contracts	$902	$3,877	$—	$—
Foreign currency forward contracts	8	—	241	187
Total liabilities	$910	$3,877	$241	$187

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(12,531)	Cost of goods sold	$(15,666)
Foreign currency forward contracts	1,551	Cost of goods sold	385
Total	$(10,980)		$(15,281)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(1,856)
Total		$(1,856)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(805)	Cost of goods sold	$5,860
Foreign currency forward contracts	(3,524)	Cost of goods sold	(2,718)
Total	$(4,329)		$3,142

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$180
Total		$180

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2017

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$7,907	Cost of goods sold	$5,803
Foreign currency forward contracts	845	Cost of goods sold	433
Total	$8,752		$6,236

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(471)
Total		$(471)

13. Income Taxes

	Fiscal year ended March 31,
	2019	2018	2017
Current income tax expense
Current:
Federal	$6,377	$115,315	$30,362
State	5,027	3,461	4,855
Foreign	16,636	20,030	17,800
Total current income tax expense	28,040	138,806	53,017
Deferred income tax (benefit) expense
Federal	(5,031)	(9,551)	857
State	(669)	789	590
Foreign	(756)	(11,551)	8
Total deferred income tax (benefit) expense	(6,456)	(20,313)	1,455
Total income tax expense	$21,584	$118,493	$54,472

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2019	2018	2017
United States	$53,339	$74,440	$80,436
Foreign	128,872	163,886	132,259
Earnings before income taxes	$182,211	$238,326	$212,695

Income taxes paid by the Company for the fiscal years ended March 31, 2019, 2018 and 2017 were $53,866, $28,044 and $45,332, respectively.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) that provided guidance on the financial statement implications of the Tax Act. In fiscal 2018, the Company recorded a provisional amount for the Transition Tax liability, resulting in an increase in income tax expense of $97,500. In fiscal 2019, the Company completed its accounting for the tax effects of enactment of the Tax Act. The Company recognized an income tax benefit of $13,483, net of uncertain tax positions, resulting from a decrease in the mandatory one-time transition tax on unrepatriated cumulative non-U.S. earnings of the Company's foreign businesses. The Company made the election on the 2017 Federal Income Tax Return to pay the one-time Tax Act liability over an eight-year period without interest, as allowed under the tax enactment.

In fiscal 2019, the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”), and base-erosion and anti-abuse (“BEAT”) provisions became effective. The GILTI provisions require the Company to include in its US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under US GAAP, the Company is allowed to make an accounting policy choice of either (1) treating the taxes due on future US inclusions in taxable income as a current-period expense when incurred (“period cost method”) or (2) factoring amounts into a Company’s measurement of its deferred taxes (“deferred method”). The Company has elected the period cost method. Based on existing legislative guidance and interpretation, the Company's effective tax rate has increased by approximately 2.2% compared to prior year.

FDII allows a new deduction for U.S. corporations up to 37.5% of foreign derived intangible income. This is an export incentive that reduces the tax on foreign derived sales and service income. Based upon the existing legislative guidance and interpretation, the Company's effective tax rate has decreased by 0.9% compared to prior year.

The BEAT provisions eliminate the deductions of certain base-erosion payments to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect to be subject to BEAT for fiscal 2019.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2019	2018
Deferred tax assets:
Accounts receivable	$1,297	$1,790
Inventories	4,081	3,660
Net operating loss carryforwards	48,423	50,928
Accrued expenses	21,574	21,274
Capitalized research and development costs	7,061	—
Other assets	17,656	16,832
Gross deferred tax assets	100,092	94,484
Less valuation allowance	(17,519)	(15,255)
Total deferred tax assets	82,573	79,229
Deferred tax liabilities:
Property, plant and equipment	25,656	21,045
Intangible assets	96,826	46,058
Other liabilities	1,737	1,331
Total deferred tax liabilities	124,219	68,434
Net deferred tax (liabilities) assets	$(41,646)	$10,795

The Company has approximately $1,438 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, with expirations between 2023 and 2027. The Company has approximately $168,906 of foreign net operating loss carryforwards, of which $102,792 may be carried forward indefinitely and $66,114 expire between fiscal 2020 and fiscal 2034. In addition, the Company also has approximately $33,900 of state net operating loss carryforwards with expirations between fiscal 2020 and fiscal 2039.

As of March 31, 2019 and 2018, the federal valuation allowance was $1,027 and $630, respectively. Of the net increase of $397, $1,027 is due to the current year acquisition of Alpha, offset by $630 due to the expiration of capital losses for which a full valuation allowance was previously recorded. As of March 31, 2019 and 2018, the valuation allowance associated with the state tax jurisdictions was $898 and $895, respectively. As of March 31, 2019 and 2018, the valuation allowance associated with certain foreign tax jurisdictions was $15,594 and $13,730, respectively. Of the net increase of $1,864, $2,876 was recorded as an increase to tax expense primarily related to net operating loss carryforwards generated in the current year that the Company believes are not more likely than not to be realized. The remaining net decrease of $1,012 is primarily related to foreign currency translation adjustments and an offset to adjustments to foreign net operating losses for which a full valuation allowance was recorded.

A reconciliation of income taxes at the statutory rate (21.0% for fiscal 2019, 31.55% for fiscal 2018 and 35% for fiscal 2017) to the income tax provision is as follows:

	Fiscal year ended March 31,
	2019	2018	2017
United States statutory income tax expense	$38,264	$75,196	$74,444
Increase (decrease) resulting from:
Impact of Tax Act	(13,483)	83,400	—
State income taxes, net of federal effect	3,285	3,146	3,677
Nondeductible expenses, domestic manufacturing deduction (fiscal 2018 and 2017) and other	2,677	1,078	1,993
Legal proceedings charge - European Competition Investigations - See Note 18	2,405	—	7,873
Net effect of GILTI, FDII, BEAT	2,320	—	—
Goodwill impairment - See Note 5	—	—	3,812
Effect of foreign operations	(16,763)	(35,048)	(39,377)
Valuation allowance	2,879	(9,279)	2,050
Income tax expense	$21,584	$118,493	$54,472

The effective income tax rates for the fiscal years ended March 31, 2019, 2018 and 2017 were 11.9%, 49.7% and 25.6%, respectively. The effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of its consolidated income before taxes. The rate decrease in fiscal 2019 compared to fiscal 2018 is primarily due to the impact of the Tax Act, partially offset by increases for additional tax valuation allowances related to certain of our foreign subsidiaries, increases due to non-deductible legal proceedings charge related to the European competition investigation, and changes in the mix of earnings among tax jurisdictions in fiscal 2019. The rate increase in fiscal 2018 compared to fiscal 2017 is also primarily due to the Tax Act.

In fiscal 2019, the foreign effective income tax rate on foreign pre-tax income of $128,872 was 12.3%. In fiscal 2018, the foreign effective income tax rate on foreign pre-tax income of $163,886 was 5.2% and in fiscal 2017, the foreign effective income tax rate on foreign pre-tax income of $132,259 was 13.5%. The rate increase in fiscal 2019 compared to fiscal 2018 is primarily due to additional tax valuation allowances related to certain of the Company’s foreign subsidiaries, increases due to non-deductible legal proceedings charge related to the European competition investigation, and changes in the mix of earnings among tax jurisdictions in fiscal 2019. The rate decrease in fiscal 2018 compared to fiscal 2017 is primarily due to the reversal of previously recognized deferred tax valuation allowances related to certain of the Company’s foreign subsidiaries in fiscal 2018, decreases due to non-deductible goodwill impairment charges and non-deductible legal proceedings charge related to the European competition investigation in fiscal 2017, and changes in the mix of earnings among tax jurisdictions.

Income from the Company's Swiss subsidiary comprised a substantial portion of its overall foreign mix of income for the fiscal years ended March 31, 2019, 2018 and 2017 and was taxed at approximately 4%, 8% and 5%, respectively.

The Company has approximately $1,167,000 and $1,260,000 of undistributed earnings of foreign subsidiaries for fiscal years 2019 and 2018, respectively. Since the Company’s undistributed foreign earnings and outside basis differences inherent in foreign entities continue to be indefinitely reinvested in foreign operations, no additional income taxes have been provided.

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Fiscal year ended March 31,
	2019	2018	2017
Balance at beginning of year	$1,568	$1,450	$2,375
Increases related to current year tax positions	129	397	252
Increases related to the Alpha acquisition	7,840	—	—
Increases related to prior year tax positions	11,463	11	31
Decreases related to prior tax positions and foreign currency translation	(544)	—	(352)
Decreases related to prior year tax positions settled	(93)	(1)	(678)
Lapse of statute of limitations	(198)	(289)	(178)
Balance at end of year	$20,165	$1,568	$1,450

The increase of prior year tax positions during fiscal 2019, are related to items included in the Tax Act. In connection with the Alpha acquisition, the Company recorded an unrecognized tax benefit of $7,840, as well as an indemnification asset of $7,840 representing the Seller's obligation to indemnify the Company for the outcome of potential contingent liabilities relating to uncertain tax positions. See Note 2 for more information relating to the acquisition.

All of the balance of unrecognized tax benefits at March 31, 2019, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

While the net effect on total unrecognized tax benefits cannot be reasonably estimated, approximately $2,275 is expected to reverse in fiscal 2020 due to expiration of various statute of limitations.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2019 and 2018, the Company had an accrual of $75 and $116, respectively, for interest and penalties.

14. Retirement Plans

Defined Benefit Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2019, 2018 and 2017, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$371	$997	$1,025	$871
Interest cost	631	658	664	1,831	1,795	1,848
Expected return on plan assets	(514)	(496)	(816)	(2,151)	(2,264)	(1,875)
Amortization and deferral	184	303	453	1,520	1,468	978
Net periodic benefit cost	$301	$465	$672	$2,197	$2,024	$1,822

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2019	2018	2019	2018
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$16,713	$16,682	$82,033	$74,478
Service cost	—	—	997	1,025
Interest cost	631	658	1,831	1,795
Benefits paid, inclusive of plan expenses	(1,061)	(1,037)	(1,758)	(2,153)
Plan curtailments and settlements	—	—	(1,130)	(52)
Actuarial losses (gains)	364	410	(261)	(2,705)
Foreign currency translation adjustment	—	—	(6,674)	9,645
Benefit obligation at the end of the period	$16,647	$16,713	$75,038	$82,033

Change in plan assets
Fair value of plan assets at the beginning of the period	$13,928	$12,731	$38,757	$34,323
Actual return on plan assets	758	1,731	2,109	688
Employer contributions	138	503	1,670	1,865
Benefits paid, inclusive of plan expenses	(1,061)	(1,037)	(1,758)	(2,153)
Plan curtailments and settlements	—	—	(1,130)	(52)
Foreign currency translation adjustment	—	—	(2,857)	4,086
Fair value of plan assets at the end of the period	$13,763	$13,928	$36,791	$38,757
Funded status deficit	$(2,884)	$(2,785)	$(38,247)	$(43,276)

	March 31,
	2019	2018
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued expenses	(1,207)	(1,657)
Other liabilities	(39,924)	(44,404)
Total liabilities	$(41,131)	$(46,061)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2019, 2018 and 2017:

	Fiscal year ended March 31,
	2019	2018	2017
Amounts recorded in AOCI before taxes:
Prior service cost	$(307)	$(385)	$(377)
Net loss	(24,051)	(27,762)	(28,475)
Net amount recognized	$(24,358)	$(28,147)	$(28,852)

	Fiscal year ended March 31,
	2019	2018	2017
Changes in plan assets and benefit obligations:
New prior service cost	$—	$—	$—
Net loss (gain) arising during the year	(99)	(1,953)	5,485
Effect of exchange rates on amounts included in AOCI	(1,984)	3,019	(2,275)
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(45)	(46)	(42)
Amortization or settlement recognition of net loss	(1,659)	(1,725)	(1,389)
Total recognized in other comprehensive (income) loss	$(3,787)	$(705)	$1,779

The amounts included in AOCI as of March 31, 2019 that are expected to be recognized as components of net periodic pension cost (before tax) during the next twelve months are as follows:

Prior service cost	$(44)
Net loss	(1,185)
Net amount expected to be recognized	$(1,229)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2019	2018	2019	2018
All defined benefit plans:
Accumulated benefit obligation	$16,647	$16,713	$71,350	$77,724
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$32,320	$33,124
Accumulated benefit obligation	—	—	30,328	31,270
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$16,647	$16,713	$75,038	$82,033
Fair value of plan assets	13,763	13,928	36,791	38,757
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$16,647	$16,713	$74,235	$81,253
Accumulated benefit obligation	16,647	16,713	70,654	77,021
Fair value of plan assets	13,763	13,928	36,077	37,986

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the U.S. and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2019	2018	2017	2019	2018	2017
Discount rate	3.9%	4.1%	3.9%	1.4-3.3%	1.5-3.5%	1.8-3.7%
Expected return on plan assets	6.3	6.8	7.0	4.1-6.0	3.6-6.3	3.3-6.5
Rate of compensation increase	N/A	N/A	N/A	1.8-4.0	1.5-4.0	1.5-4.0

N/A = not applicable

Significant assumptions used to determine the projected benefit obligations for the U.S. and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2019	2018	2019	2018
Discount rate	3.8%	3.9%	1.0-2.7%	1.4-3.3%
Rate of compensation increase	N/A	N/A	2.0-4.0	1.8-4.0

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

The following table represents the Company's pension plan investments measured at fair value as of March 31, 2019 and 2018 and the basis for that measurement:

	March 31, 2019
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,080	$1,080	$—	$—	$83	$83	$—	$—
Equity securities
US(a)	8,275	8,275	—	—	—	—	—	—
International(b)	—	—	—	—	23,875	—	23,875	—
Fixed income(c)	4,408	4,408	—	—	12,833	—	12,833	—
Total	$13,763	$13,763	$—	$—	$36,791	$83	$36,708	$—

	March 31, 2018
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$891	$891	$—	$—	$49	$49	$—	$—
Equity securities
US(a)	9,864	9,864	—	—	—	—	—	—
International(b)	—	—	—	—	25,768	—	25,768	—
Fixed income(c)	3,173	3,173	—	—	12,940	—	12,940	—
Total	$13,928	$13,928	$—	$—	$38,757	$49	$38,708	$—

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

(c)	Fixed income consists primarily of investment grade bonds from diversified industries.

The Company expects to make cash contributions of approximately $1,640 to its pension plans in fiscal 2020.

Estimated future benefit payments under the Company’s pension plans are as follows:

2020	$2,713
2021	2,783
2022	3,072
2023	3,392
2024	3,536
Years 2025-2029	21,106

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. Eligible employees can contribute a portion of their pre-tax and / or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and /or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2019, 2018 and 2017 were $12,078, $8,931 and $7,447, respectively.

15. Stockholders’ Equity and Noncontrolling Interests

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2019 and 2018, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following summarizes the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2017, 2018 and 2019, respectively:

Shares outstanding as of March 31, 2016	43,189,502
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	258,034
Shares outstanding as of March 31, 2017	43,447,536
Purchase of treasury stock	(1,756,831)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	224,295
Shares outstanding as of March 31, 2018	41,915,000
Purchase of treasury stock	(726,347)
Shares issued towards purchase consideration of Alpha acquisition	1,177,630
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	254,467
Shares outstanding as of March 31, 2019	42,620,750

Treasury Stock

In fiscal 2019, the Company purchased 726,347 shares of its common stock for $56,436 and in fiscal 2018, purchased 1,756,831 shares for $121,191. Of the shares purchased in fiscal 2018, 1,495,714 were acquired through an accelerated share repurchase program (“ASR”) for a total cash investment of $100,000 at an average price of $66.86. There were no repurchases of common stock during fiscal 2017. At March 31, 2019 and 2018, the Company held 12,227,773 and 12,680,105 shares as treasury stock, respectively.

Treasury Stock Reissuance

On December 7, 2018, the Company acquired Alpha. The initial purchase consideration for the acquisition was $750,000, of which $650,000 was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing. The 1,177,630 shares had a closing date fair value of $93,268. During fiscal 2019, the Company also issued 3,256 shares out of its treasury stock, valued at $62.55 per share, on LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI”)

The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2019
Pension funded status adjustment	$(22,503)	$339	$1,373	$(20,791)
Net unrealized gain (loss) on derivative instruments	(3,425)	(8,396)	11,691	(130)
Foreign currency translation adjustment	(15,789)	(105,972)	—	(121,761)
Accumulated other comprehensive loss	$(41,717)	$(114,029)	$13,064	$(142,682)
March 31, 2018
Pension funded status adjustment	$(25,555)	$1,692	$1,360	$(22,503)
Net unrealized gain (loss) on derivative instruments	1,975	(2,868)	(2,532)	(3,425)
Foreign currency translation adjustment	(129,244)	113,455	—	(15,789)
Accumulated other comprehensive loss	$(152,824)	$112,279	$(1,172)	$(41,717)
March 31, 2017
Pension funded status adjustment	$(21,861)	$(4,659)	$965	$(25,555)
Net unrealized gain (loss) on derivative instruments	388	5,523	(3,936)	1,975
Foreign currency translation adjustment	(75,876)	(53,368)	—	(129,244)
Accumulated other comprehensive loss	$(97,349)	$(52,504)	$(2,971)	$(152,824)

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$15,281	Cost of goods sold
Tax benefit	(3,590)
Net unrealized loss on derivative instruments, net of tax	$11,691

Defined benefit pension costs:
Prior service costs and deferrals	$1,704	Net periodic benefit cost, included in other (income) expense, net - See Note 1 and 14
Tax benefit	(331)
Net periodic benefit cost, net of tax	$1,373

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(3,142)	Cost of goods sold
Tax expense	610
Net unrealized gain on derivative instruments, net of tax	$(2,532)

Defined benefit pension costs:
Prior service costs and deferrals	$1,771	Net periodic benefit cost, included in other (income) expense, net - See Note 1 and 14
Tax benefit	(411)
Net periodic benefit cost, net of tax	$1,360

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2017:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(6,236)	Cost of goods sold
Tax expense	2,300
Net unrealized gain on derivative instruments, net of tax	$(3,936)

Defined benefit pension costs:
Prior service costs and deferrals	$1,431	Net periodic benefit cost, included in other (income) expense, net - See Note 1 and 14
Tax benefit	(466)
Net periodic benefit cost, net of tax	$965

Redeemable Noncontrolling Interests

In fiscal 2017, the Company deconsolidated its joint venture in South Africa and the impact of this deconsolidation was reflected in the Consolidated Statements of Income.

The following demonstrates the change in redeemable noncontrolling interests during the fiscal year ended March 31, 2017:

Balance as of March 31, 2016	$5,997
Net losses attributable to redeemable noncontrolling interests	(2,021)
Deconsolidation of joint venture	(4,035)
Foreign currency translation adjustment	59
Balance as of March 31, 2017	$—

16. Stock-Based Compensation

As of March 31, 2019, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market and performance condition-based share units and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2017 EIP. Shares subject to stock option or stock appreciation right awards, that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of such awards, shall not be available for future grant under the 2017 EIP.

As of March 31, 2019, 3,750,392 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

During fiscal 2019, the Company granted to management and other key employees 192,700 non-qualified options that vest ratably over 3 years from the date of grant. Options expire 10 years from the date of grant.

The Company recognized stock-based compensation expense relating to stock options of $3,251, with a related tax benefit of $634 for fiscal 2019, stock-based compensation expense of $2,741 with a related tax benefit of $700 for fiscal 2018 and stock-based compensation of $1,705 with a related tax benefit of $457 for fiscal 2017.

For purposes of determining the fair value of stock options granted, the Company used a Black-Scholes Model with the following assumptions:

	2019	2018	2017
Risk-free interest rate	2.77%	2.08%	1.41%
Dividend yield	0.93%	0.84%	1.22%
Expected life (years)	6	6	6
Volatility	26.8%	29.2%	30.4%

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2016	210,297	8.5	$67.54	$218
Granted	242,068		57.60	—
Exercised	(263)		18.25	12
Expired	(434)		18.25	15
Options outstanding as of March 31, 2017	451,668	8.4	$62.29	$7,520
Granted	169,703		83.14	—
Exercised	(62,197)		63.44	1,132
Forfeited	(11,495)		70.22	75
Expired	(2,089)		18.25	137
Options outstanding as of March 31, 2018	545,590	8.4	$68.65	$2,679
Granted	192,700		75.17	—
Exercised	(171,630)		63.66	2,707
Forfeited	(11,754)		75.17	—
Options outstanding as of March 31, 2019	554,906	8.0	$72.31	$1,040
Options exercisable as of March 31, 2019	186,823	6.9	$69.34	$452
Options vested and expected to vest, as of March 31, 2019	545,299	8.0	$72.24	$1,038

The following table summarizes information regarding stock options outstanding as of March 31, 2019:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$55.00-$60.00	137,599	7.1	$57.60
$65.01-$70.00	73,368	5.8	$68.82
$75.01-$83.14	343,939	8.8	$78.95
	554,906	8.0	$72.31

Restricted Stock Units, Market and Performance-condition based Awards

Non-employee directors

In fiscal 2019, the Company granted to non-employee directors 35,065 deferred restricted stock units at the fair value of $46.30 per restricted stock unit at the date of grant. In fiscal 2018, such grants amounted to 33,408 restricted stock units at the fair value of $46.24 per restricted stock unit at the date of grant and in fiscal 2017, such grants amounted to 25,708 restricted stock units at the fair value of $69.97 per restricted stock unit at the date of grant. The awards vest immediately upon the date of grant and are settled in shares of common stock six months after termination of service as a director.

In fiscal 2019, the Company also granted to non-employee directors, 1,441 restricted stock units and in fiscal 2018 and 2017, granted 1,345 and 1,239 restricted stock units, respectively, at fair values of $75.32, $73.39 and $65.88, for fiscal 2018, 2017 and 2016, respectively, under the deferred compensation plan.

Employees

In fiscal 2019, the Company granted to management and other key employees 204,599 restricted stock units that vest ratably over four years from the date of grant, at the fair value of $75.17 per restricted stock unit, 45,883 performance condition-based share units (“PSU”) at the fair value of $68.48 and 36,646 market condition-based share units (“TSR”) at the fair value of $86.23 per unit at the date of grant. The PSUs and TSRs cliff vest three years from the date of grant.

In fiscal 2018, the Company granted to management and other key employees 161,229 restricted stock units that vest ratably over four years from the date of grant at the fair value of $83.14 per restricted stock unit and 60,187 TSRs at a weighted average fair value of $105.74 per unit at the date of grant that cliff vest three years from the date of grant.

In fiscal 2017, the Company granted to management and other key employees 237,358 restricted stock units that vest ratably over four years from the date of grant at a fair value of $57.60 per restricted stock unit and 83,720 TSRs at a weighted average fair value of $70.79 per unit at the date of grant that cliff vest three years from the date of grant.

For purposes of determining the fair value of the PSUs granted in fiscal 2019, the Company used the market price at the date of grant to which a discount for illiquidity was applied to reflect post vesting restrictions.

For purposes of determining the fair value of TSRs granted in fiscal 2019, fiscal 2018, and fiscal 2017, the Company used a Monte Carlo Simulation with the following assumptions:

	2019	2018	2017
Risk-free interest rate	2.66%	1.57%	0.94%
Dividend yield	—%	—%	—%
Expected life (years)	3	3	3
Volatility	26.41%	27.49%	31.74%

A summary of the changes in restricted stock units, TSRs and PSUs awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2019 is presented below:

	Restricted Stock Units (RSU)		Market condition-based Share Units (TSR)		Performance condition-based Share Units (PSU)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of TSR	Weighted- Average Grant Date Fair Value	Number of PSU	Weighted- Average Grant Date
Non-vested awards as of March 31, 2018	633,751	$56.60	349,941	$70.22	—	$—
Granted	241,105	69.43	36,646	85.84	45,883	68.48
Stock dividend	6,087	56.81	3,131	72.60	320	68.48
Performance factor	—	—	143	75.48	—	—
Vested	(148,487)	68.55	(3,482)	59.94	—	—
Canceled	(10,809)	72.56	(33,795)	62.21	(3,677)	68.48
Non-vested awards as of March 31, 2019	721,647	$57.72	352,584	$72.83	42,526	$68.48

The Company recognized stock-based compensation expense relating to restricted stock units, TSRs and PSUs of $19,357, with a related tax benefit of $3,085 for fiscal 2019, $16,712, with a related tax benefit of $3,325 for fiscal 2018 and $17,480, with a related tax benefit of $4,210 for fiscal 2017.

All Award Plans

As of March 31, 2019, unrecognized compensation expense associated with the non-vested equity awards outstanding was $37,187 and is expected to be recognized over a weighted-average period of 20 months.

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2019	2018	2017
Net earnings attributable to EnerSys stockholders	$160,239	$119,594	$160,214
Weighted-average number of common shares outstanding:
Basic	42,335,023	42,612,036	43,389,333
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	673,929	507,820	623,210
Diluted weighted-average number of common shares outstanding	43,008,952	43,119,856	44,012,543
Basic earnings per common share attributable to EnerSys stockholders	$3.79	$2.81	$3.69
Diluted earnings per common share attributable to EnerSys stockholders	$3.73	$2.77	$3.64
Anti-dilutive equity awards not included in diluted weighted-average common shares	355,728	59,482	1,295

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. During fiscal 2019, the Company paid $2,402 towards certain aspects of this matter, which are under appeal. As of March 31, 2019 and March 31, 2018, the Company had a reserve balance of $0 and $2,326, respectively.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14,811, which was paid in July 2017. Also in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business, which constitutes the remaining portion of the previously disclosed German proceeding. The Company had appealed this decision. In March 2019, the Company settled this matter by agreeing to pay $7,258, which was paid in April 2019. As of March 31, 2019 and March 31, 2018, the Company had a reserve balance of $7,258 and $0, respectively.

In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11,229, which was paid in August 2017.

As of March 31, 2019 and March 31, 2018, the Company had a total reserve balance of $7,258 and $2,326, respectively, in connection with these investigations and other related legal matters, included in accrued expenses on the Consolidated Balance Sheets. The foregoing estimate of losses is based upon currently available information for these proceedings. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

EnerSys Sarl Litigation

One of the parties to a litigation related to a 1999 fire in a French hotel under construction involving the Company’s French subsidiary, EnerSys Sarl, which was acquired by the Company in 2002, that was adverse to the Company, appealed the ruling by the Court of Appeal of Lyon on June 11, 2013, which ruled in the Company’s favor, entitling the Company to a refund of the monies paid of €2,000, or $2,756 to the French Supreme Court, which appeal was denied in January 2015. During the third quarter of fiscal 2019, the Company and the adverse party settled this final item with the Company receiving a refund, including interest, from the adverse party of €2,500, or $2,843, for monies paid. The Company believes that it has no further liability with respect to this matter.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility which was $1,081 and $1,109 as of March 31, 2019 and 2018, respectively. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Collective Bargaining

At March 31, 2019, the Company had approximately 11,000 employees. Of these employees, approximately 27% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 10% of the total workforce. The average term of these agreements is 2 years, with the longest term being 3 years. The Company considers its employee relations to be good and did not experience any significant labor unrest or disruption of production during fiscal 2019.

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

19. Restructuring and Other Exit Charges

Restructuring Plans

During fiscal 2016, the Company announced restructurings to improve efficiencies primarily related to its motive power assembly and distribution center in Italy and its sales and administration organizations in EMEA. In addition, the Company announced a further restructuring related to its manufacturing operations in Europe. The program was completed during the third quarter of fiscal 2018. Total charges for this program were $6,568, primarily for cash expenses of $6,161 for employee severance payments of 130 employees and other charges of $407. In fiscal 2016, 2017 and 2018, the Company recorded restructuring charges of $5,232, $1,251 and $85, respectively. In fiscal 2016, 2017 and 2018 the Company incurred costs against the accrual of $2,993, $3,037 and $499, respectively.

During fiscal 2016, the Company announced a restructuring related to improving the efficiency of its manufacturing operations in the Americas. The program, which was completed during the first quarter of fiscal 2017, consisted of closing its Cleveland, Ohio charger manufacturing facility and the transfer of charger production to other Americas manufacturing facilities. The total charges for all actions associated with this program amounted to $2,379, primarily from cash charges for employee severance-related payments and other charges of $1,043, along with a pension curtailment charge of $313 and non-cash charges related to the accelerated depreciation of fixed assets of $1,023. The program resulted in the reduction of 100 employees at its Cleveland facility. In fiscal 2016, the Company recorded restructuring charges of $1,488 including a pension curtailment charge of $313 and non-cash charges of $305 and recorded an additional $174 in cash charges and $718 in non-cash charges during the first quarter of fiscal 2017. The Company incurred $119 in costs against the accrual in fiscal 2016 and incurred an additional $924 against the accrual during the first quarter of fiscal 2017.

During fiscal 2017, the Company announced restructuring programs to improve efficiencies primarily related to its motive power production in EMEA. This program was completed during fiscal 2019. The total charges for these actions were $4,714, primarily from cash charges for employee severance-related payments and other charges. These actions resulted in the reduction of 45 employees. During fiscal 2017, the Company recorded restructuring charges of $3,104 and an additional $1,610 during fiscal 2018. The Company incurred $749 in costs against the accrual in fiscal 2017 and an additional $2,403 during fiscal 2018. During fiscal 2019, the Company incurred $1,682 against the accrual.

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

During fiscal 2018, the Company announced restructuring programs to improve efficiencies primarily related to supply chain, manufacturing and general operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,700, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 85 employees upon completion. During fiscal 2018, the Company recorded non-cash restructuring charges of $69 and cash charges of $2,260 and incurred $1,350 in costs against the accrual. During fiscal 2019, the Company recorded restructuring charges of $3,104 and incurred $2,844 in costs against the accrual. As of March 31, 2019, the reserve balance associated with these actions is $1,061. The Company expects to be committed to an additional $2,200 in restructuring charges related to this action, which it expects to complete in fiscal 2020.

During the second quarter of fiscal 2018, the Company completed the sale of its Cleveland, Ohio facility and recorded a non-cash loss on the sale of the building of $210 and other cash charges of $75. The Cleveland facility ceased charger production in fiscal 2017.

During fiscal 2018, the Company announced a restructuring program to improve efficiencies of its general operations in the Americas. This program was completed during fiscal 2019. The total charges for these actions were $960, from cash charges for employee severance-related payments to approximately 60 salaried employees. During fiscal 2018, the Company recorded restructuring charges of $960 and incurred $755 in costs against the accrual. During fiscal 2019, the Company incurred $207 in costs against the accrual.

During fiscal 2019, the Company announced restructuring programs to improve efficiencies of its operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $2,500, from charges primarily for employee severance-related payments to approximately 35 employees. During fiscal 2019, the Company recorded restructuring charges of $347 and incurred $83 in costs against the accrual. As of March 31, 2019, the reserve balance associated with these actions is $262. The Company expects to complete this action in fiscal 2020.

During fiscal 2019, the Company announced restructuring programs to improve efficiencies of its operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $4,600, from cash charges primarily for employee severance-related payments to approximately 100 employees and non-cash stock compensation charges. During fiscal 2019, the Company recorded cash restructuring charges of $1,970, non-cash charges of $2,095 and incurred $1,480 in costs against the accrual. As of March 31, 2019, the reserve balance associated with these actions is $490. The Company expects to complete these action in fiscal 2020.

During fiscal 2019, the Company announced restructuring programs to improve efficiencies of its operations in Asia and to convert its India operations from mainly reserve power production to motive power production. The Company estimates that the total charges for these actions will amount to approximately $4,500, from cash charges for employee severance-related payments to approximately 150 employees, other charges and non-cash charges related to stock compensation and the write-off of fixed assets. During fiscal 2019, the Company recorded cash restructuring charges of $2,772 and non-cash charges of $771 and incurred $1,683 in costs against the accrual. As of March 31, 2019, the reserve balance associated with these actions is $1,139. The Company expects to complete these actions in fiscal 2020.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2016	$2,964	$25	$2,989
Accrued	4,566	742	5,308
Costs incurred	(4,754)	(604)	(5,358)
Foreign currency impact and other	(108)	(19)	(127)
Balance at March 31, 2017	$2,668	$144	$2,812
Accrued	4,757	445	5,202
Costs incurred	(4,849)	(574)	(5,423)
Foreign currency impact and other	317	1	318
Balance at March 31, 2018	$2,893	$16	$2,909
Accrued	6,554	1,639	8,193
Costs incurred	(6,893)	(1,086)	(7,979)
Foreign currency impact and other	(198)	27	(171)
Balance at March 31, 2019	$2,356	$596	$2,952

Other Exit Charges

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. The Company estimates that the total charges for these actions will amount to approximately $30,000. The Company recorded charges of $17,652 included under restructuring and exit charges, comprising of $2,694 relating to severance and $14,958 of fixed asset write-offs. The Company also wrote off inventories of $2,590, which was reported in cost of goods sold. The Company expects to complete this action in fiscal 2020.

During fiscal 2019, the Company recorded exit charges of $4,930 relating to the disposition of GAZ Geräte- und Akkumulatorenwerk Zwickau GmbH, a wholly-owned German subsidiary and $957 relating to dissolving a joint venture in Tunisia. These exit activities are a consequence of the Company's strategic decision to streamline its product portfolio and focus its efforts on new technologies.

During fiscal 2019, in an effort to improve profitability in Asia, the Company converted its India operations from mainly reserve power production to motive power production. As a result of the Company’s exit from reserve power, the Company recorded a non-cash write off of reserve power inventories of $526, which was reported in cost of goods sold and a $660 non-cash write-off related to reserve power fixed assets in restructuring charges.

During fiscal 2018, the Company wrote off $3,457 of inventories, relating to the closing of its Cleveland, Ohio charger manufacturing facility, which was reported in cost of goods sold.

During fiscal 2018, the Company recorded exit charges of $3,292 related to the South Africa joint venture, consisting of cash charges of $2,575 primarily relating to severance and non-cash charges of $717. Included in the non-cash charges were $2,157 relating to the inventory adjustment which was reported in cost of goods sold, partially offset by a credit of $1,099 relating to a change in estimate of contract losses and a $341 gain on deconsolidation of the joint venture. Weakening of the general economic environment in South Africa, reflecting the limited growth in the mining industry, affected the joint venture’s ability to compete effectively in the marketplace and consequently, the Company initiated an exit plan in consultation with its joint venture partner in the second quarter of fiscal 2018. The joint venture was under liquidation, which resulted in a loss of control and deconsolidation of the joint venture. The impact of the deconsolidation has been reflected in the Consolidated Statement of Income in fiscal 2018 and was deemed not material.

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

	Fiscal year ended March 31,
	2019	2018	2017
Balance at beginning of year	$50,602	$46,116	$48,422
Current year provisions	23,679	21,706	17,852
Costs incurred	(25,053)	(18,820)	(15,945)
Warranty reserves of acquired business - Alpha	7,535	—	—
Foreign currency translation adjustment	(2,195)	1,600	(4,213)
Balance at end of year	$54,568	$50,602	$46,116

21. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2019	2018	2017
Foreign exchange transaction (gains) losses	$(3,044)	$5,499	$(662)
Non-service components of pension expense	1,502	1,464	1,252
Other	928	556	1,631
Total	$(614)	$7,519	$2,221

22. Business Segments
Summarized financial information related to the Company’s reportable segments at March 31, 2019, 2018 and 2017 and for each of the fiscal years then ended is shown below.

	Fiscal year ended March 31,
	2019	2018	2017
Net sales by segment to unaffiliated customers
Americas	$1,690,912	$1,429,888	$1,332,353
EMEA	860,563	849,420	763,013
Asia	256,542	302,583	271,783
Total net sales	$2,808,017	$2,581,891	$2,367,149
Net sales by product line
Reserve power	$1,416,173	$1,247,900	$1,142,327
Motive power	1,391,844	1,333,991	1,224,822
Total net sales	$2,808,017	$2,581,891	$2,367,149
Intersegment sales
Americas	$28,753	$29,513	$26,039
EMEA	123,274	133,164	93,150
Asia	34,531	23,375	22,584
Total intersegment sales(1)	$186,558	$186,052	$141,773
Operating earnings by segment
Americas	$186,814	$189,466	$191,801
EMEA	71,963	77,671	77,376
Asia	3,213	12,647	14,994
Inventory step up to fair value relating to acquisition - Americas	(7,263)	—	—
Inventory adjustment relating to exit activities - Americas	—	(3,457)	—
Inventory adjustment relating to exit activities - EMEA	(2,590)	—	(2,157)
Inventory adjustment relating to exit activities - Asia	(526)	—	—
Restructuring charges - Americas	(4,066)	(1,246)	(892)
Restructuring and other exit charges - EMEA	(26,989)	(4,023)	(5,487)
Restructuring charges - Asia	(3,654)	(212)	(781)
Impairment of goodwill and indefinite-lived intangibles - Americas	—	—	(9,346)
Impairment of goodwill and indefinite-lived intangibles - EMEA	—	—	(4,670)
Legal proceedings charge, net - EMEA	(4,437)	—	(23,725)
Total operating earnings(2)	$212,465	$270,846	$237,113
Property, plant and equipment, net
Americas	$257,559	$210,998	$190,169
EMEA	94,932	118,263	100,042
Asia	56,948	60,999	58,338
Total	$409,439	$390,260	$348,549
Capital Expenditures
Americas	$45,029	$46,905	$34,809
EMEA	18,972	18,392	13,733
Asia	6,371	4,535	1,530
Total	$70,372	$69,832	$50,072
Depreciation and Amortization
Americas	$40,675	$30,421	$30,204
EMEA	15,128	16,198	15,693
Asia	7,545	7,698	8,048
Total	$63,348	$54,317	$53,945

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 48.5%, 49.2% and 50.0% for fiscal years ended March 31, 2019, 2018 and 2017, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2019 and 2018, were $202,985 and $176,144, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and, therefore, was deemed not material for separate disclosure.

23. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2019 ended on July 1, 2018, September 30, 2018, December 30, 2018, and March 31, 2019, respectively. The four quarters in fiscal 2018 ended on July 2, 2017, October 1, 2017, December 31, 2017, and March 31, 2018, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2019
Net sales	$670,930	$660,462	$680,022	$796,603	$2,808,017
Gross profit	165,334	160,880	164,546	202,266	693,026
Operating earnings(1)(3)(5)	64,179	63,357	49,951	34,978	212,465
Net earnings(6)	46,020	47,447	48,614	18,546	160,627
Net earnings attributable to EnerSys stockholders	45,860	47,424	48,417	18,538	160,239
Net earnings per common share attributable to EnerSys stockholders—basic	$1.09	$1.13	$1.14	$0.43	$3.79
Net earnings per common share attributable to EnerSys stockholders—diluted	$1.08	$1.11	$1.12	$0.42	$3.73
Fiscal year ended March 31, 2018
Net sales	$622,625	$617,289	$658,935	$683,042	$2,581,891
Gross profit	163,458	160,248	167,310	167,388	658,404
Operating earnings(2)(4)	69,972	64,364	68,785	67,725	270,846
Net earnings (loss)(7)	48,322	43,151	(25,779)	54,139	119,833
Net earnings (loss) attributable to EnerSys stockholders	48,201	43,222	(25,847)	54,018	119,594
Net earnings (loss) per common share attributable to EnerSys stockholders—basic	$1.11	$1.01	$(0.61)	$1.29	$2.81
Net earnings (loss) per common share attributable to EnerSys stockholders—diluted	$1.09	$1.00	$(0.61)	$1.27	$2.77

(1)
Included in Operating earnings were inventory adjustment relating to exit activities of $526 and $2,590 in the first and fourth quarter of fiscal 2019, respectively. Also included were inventory adjustments relating to Alpha acquisition of $3,747 and $3,516 in the third and fourth quarter of fiscal 2019, respectively.

(2)	Included in Operating earnings were inventory adjustment relating to exit activities of $3,457 in the fourth quarter of fiscal 2018, respectively.

(3)	Included in Operating earnings were restructuring and other exit charges of $1,739, $1,121, $5,392 and $26,457 for the first, second, third and fourth quarters of fiscal 2019, respectively.

(4)	Included in Operating earnings were restructuring and other exit charges of $833, $1,776, $1,808 and $1,064 for the first, second, third and fourth quarters of fiscal 2018, respectively.

(5)	Included in Operating earnings were legal proceedings settlement income of $2,843 in the third quarter and expense of $7,280 in the fourth quarter of fiscal 2019.

(6)	Included in net earnings was a tax benefit of $13,483 for the third quarter of fiscal 2019, on account of the Tax Act.

(7)	Included in net earnings (loss) was tax expense of $77,347 and $4,106 for the third and fourth quarters of fiscal 2018, respectively, on account of the Tax Act.

24. Subsequent Events

On May 16, 2019, the Company announced the payment of a quarterly cash dividend of $0.175 per share of common stock to be paid on June 28, 2019, to stockholders of record as of June 14, 2019.

SCHEDULE II

EnerSys
Valuation and Qualifying Accounts
(In Thousands)

Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions Charged to Expense	Write-Offs Net of Recoveries	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2017	$11,393	$1,794	$(173)	$(352)	$12,662
Fiscal year ended March 31, 2018	12,662	822	(1,400)	559	12,643
Fiscal year ended March 31, 2019	12,643	1,385	(2,459)	(756)	10,813

Tax Valuation Allowance

	Balance at Beginning of Period	Additions Charged to Expense	Valuation Allowance Reversal	Business Combination Adjustments	Other(1) (2) (3)	Balance at End of Period
Deferred tax asset—valuation allowance:
Fiscal year ended March 31, 2017	$25,416	$4,305	$(2,255)	$—	$(413)	$27,053
Fiscal year ended March 31, 2018	27,053	4,853	(14,132)	—	(2,519)	15,255
Fiscal year ended March 31, 2019	15,255	2,978	(99)	1,157	(1,772)	17,519

(1)	Primarily the impact of currency changes.

(2)	In fiscal 2019, “Other” included expiration of net operating losses for which a full valuation allowance was recorded.

(3)	In fiscal 2018, “Other” also included an offset to adjustments to foreign net operating losses for which a full valuation allowance was recorded.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. The Company completed the Alpha acquisition on December 7, 2018 and have not yet included Alpha in the assessment of the effectiveness of the Company's internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of the Company's assessment of the effectiveness of its disclosure controls and procedures does not include Alpha. The business acquired from Alpha accounted for 28.3% of total assets as of March 31, 2019 and 5.8% and (0.8%) of net sales and net earnings, respectively, for the year ended March 31, 2019.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alpha, which was acquired on December 7, 2018, and is included in the 2019 consolidated financial statements of the Company and accounted for 28.3% of total assets as of March 31, 2019 and 5.8% and (0.8%) of net sales and net earnings, respectively, for the year ended March 31, 2019.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2019.

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

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,065,138	(1)	$72.24	(2)	3,750,392
Equity compensation plans not approved by security holders	—		—		—
Total	2,065,138		$72.24		3,750,392

(1)	Assumes a 200% payout on market and performance condition-based awards.

(2)
Awards of restricted stock units, market and performance condition-based awards and deferred stock units and stock units held in both the EnerSys Voluntary Deferred Compensation Plan for Non-Employee Directors and the EnerSys Voluntary Deferred Compensation Plan for Executives were not included in calculating the weighted-average exercise price as they will be settled in shares of common stock for no consideration.

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
2.1
Share Purchase Agreement, dated October 29, 2018, by and among EnerSys, AlphaTec Ltd., Alpha Innovations Ltd., Radiant Energy Systems Ltd. and Fortis Advisors LLC, as seller representative (incorporated by reference to Exhibit 2.1 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on October 29, 2018).

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

4.3	Form of 5.00% Senior Note due 2023 (incorporated by reference to Exhibit 4.3 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on April 23, 2015).

4.4	Description of Capital Stock (filed herewith).

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

10.90
Form of Deferred Stock Unit Agreement – Non-Employee Directors – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.10	Form of Severance Agreement, (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 28, 2013).

10.11
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.12
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.13
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.14
Form of Market Share Unit Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.15
Form of Indemnification Agreement - Directors and Officers (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 28, 2014).

10.16
Form of Indemnification Agreement - Directors and Officers (incorporated by reference to Exhibit 10.26 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2017 (File No. 001-32253) filed on May 30, 2017).

10.17
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.18
Form of Stock Option Agreement - Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

Exhibit Number	Description of Exhibit
10.19
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.20
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.21
Form of Market Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.22
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

10.25
Form of Stock Option Agreement - Senior Executives - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to EnerSys’ Quarterly Report on Form 10-Q for the period ended September 27, 2015 (File No. 001-32253) filed on November 2, 2015).

10.26
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.27
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.28
Form of Performance Share Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.29
Employment Agreement, dated December 21, 2015, between EH Europe GmbH and Holger P. Aschke (incorporated by reference to Exhibit 10.49 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.3
Employment Agreement, dated April 1, 2016, between EnerSys Reserve Power Pte Ltd. and Myles Jones (incorporated by reference to Exhibit 10.41 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2017 (File No. 001-32253) filed on May 30, 2017).

10.31
Form of letter agreement, dated June 7, 2017, between EnerSys and David M. Shaffer (incorporated herein by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on June 12, 2017).

10.32
Form of letter agreement, dated June 7, 2017, between EnerSys and an executive officer (incorporated herein by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on June 12, 2017).

10.33
Form of Deferred Stock Unit Agreement - Non-Employee Directors - 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 of EnerSys’ Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 001-32253) filed with the SEC on August 9, 2017).

Exhibit Number	Description of Exhibit
10.34	EnerSys 2017 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 19, 2017).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ DAVID M. SHAFFER
May 29, 2019		David M. Shaffer Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAVID M. SHAFFER	Chief Executive Officer	May 29, 2019
David M. Shaffer

/s/ MICHAEL J. SCHMIDTLEIN	Chief Financial Officer	May 29, 2019
Michael J. Schmidtlein

/s/ KERRY M. KANE	Vice President and Corporate Controller (Principal Accounting Officer)	May 29, 2019
Kerry M. Kane

/s/ HWAN-YOON F. CHUNG	Director	May 29, 2019
Hwan-yoon F. Chung

/s/ NELDA J. CONNORS	Director	May 29, 2019
Nelda J. Connors

/s/ HOWARD I. HOFFEN	Director	May 29, 2019
Howard I. Hoffen

/s/ ARTHUR T. KATSAROS	Director	May 29, 2019
Arthur T. Katsaros

/s/ JOHN F. LEHMAN	Director	May 29, 2019
John F. Lehman

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED)	Director	May 29, 2019
General Robert Magnus, USMC (Retired)

/s/ DENNIS S. MARLO	Director	May 29, 2019
Dennis S. Marlo

/s/ PAUL J. TUFANO	Director	May 29, 2019
Paul J. Tufano

/s/ RONALD P. VARGO	Director	May 29, 2019
Ronald P. Vargo