Form 10-Q
period 2019-06-30
EnerSys
filed 2019-08-07
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Common Stock outstanding at August 2, 2019: 42,481,886 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 30, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$262,113	$299,212
Accounts receivable, net of allowance for doubtful accounts: June 30, 2019 - $12,477; March 31, 2019 - $10,813	621,315	624,136
Inventories, net	520,115	503,869
Prepaid and other current assets	116,326	109,431
Total current assets	1,519,869	1,536,648
Property, plant, and equipment, net	414,957	409,439
Goodwill	656,424	656,399
Other intangible assets, net	454,875	462,316
Deferred taxes	41,091	40,466
Other assets	95,202	12,925
Total assets	$3,182,418	$3,118,193
Liabilities and Equity
Current liabilities:
Short-term debt	$35,081	$54,490
Accounts payable	302,808	292,449
Accrued expenses	260,999	265,994
Total current liabilities	598,888	612,933
Long-term debt, net of unamortized debt issuance costs	978,632	971,756
Deferred taxes	81,857	82,112
Other liabilities	226,468	165,375
Total liabilities	1,885,845	1,832,176
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at June 30, 2019 and at March 31, 2019	—	—
Common Stock, 0.01 par value per share, 135,000,000 shares authorized, 55,080,346 shares issued and 42,478,439 shares outstanding at June 30, 2019; 54,848,523 shares issued and 42,620,750 shares outstanding at March 31, 2019	551	548
Additional paid-in capital	510,577	512,696
Treasury stock at cost, 12,601,907 shares held as of June 30, 2019 and 12,227,773 shares held as of March 31, 2019	(553,789)	(530,760)
Retained earnings	1,491,329	1,450,325
Contra equity - indemnification receivable	(7,840)	(7,840)
Accumulated other comprehensive loss	(147,902)	(142,682)
Total EnerSys stockholders’ equity	1,292,926	1,282,287
Nonredeemable noncontrolling interests	3,647	3,730
Total equity	1,296,573	1,286,017
Total liabilities and equity	$3,182,418	$3,118,193
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	June 30, 2019	July 1, 2018
Net sales	$780,230	$670,930
Cost of goods sold	578,718	505,070
Inventory adjustment relating to exit activities	—	526
Gross profit	201,512	165,334
Operating expenses	130,804	99,416
Restructuring and other exit charges	2,372	1,739
Operating earnings	68,336	64,179
Interest expense	10,898	6,516
Other (income) expense, net	(1,152)	328
Earnings before income taxes	58,590	57,335
Income tax expense	9,954	11,315
Net earnings	48,636	46,020
Net earnings attributable to noncontrolling interests	—	160
Net earnings attributable to EnerSys stockholders	$48,636	$45,860
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.14	$1.09
Diluted	$1.13	$1.08
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,656,339	42,012,546
Diluted	43,118,434	42,573,981
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	June 30, 2019	July 1, 2018
Net earnings	$48,636	$46,020
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax	(2,329)	1,005
Pension funded status adjustment, net of tax	237	300
Foreign currency translation adjustment	(3,211)	(72,163)
Total other comprehensive loss, net of tax	(5,303)	(70,858)
Total comprehensive income (loss)	43,333	(24,838)
Comprehensive loss attributable to noncontrolling interests	(83)	(339)
Comprehensive income (loss) attributable to EnerSys stockholders	$43,416	$(24,499)
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities
Net earnings	$48,636	$46,020
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,725	13,696
Write-off of assets relating to exit activities	802	1,073
Derivatives not designated in hedging relationships:
Net (gains) losses	(34)	718
Cash settlements	(376)	(699)
Provision for doubtful accounts	1,105	254
Deferred income taxes	37	(195)
Non-cash interest expense	378	313
Stock-based compensation	3,874	4,341
Loss (gain) on disposal of property, plant, and equipment	21	(5)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,097	3,284
Inventories	(18,937)	(20,345)
Prepaid and other current assets	(7,033)	488
Other assets	1,841	(334)
Accounts payable	(6,797)	(9,577)
Accrued expenses	(16,275)	(13,476)
Other liabilities	320	20
Net cash provided by operating activities	30,384	25,576

Cash flows from investing activities
Capital expenditures	(17,315)	(15,539)
Proceeds from disposal of property, plant, and equipment	44	12
Net cash used in investing activities	(17,271)	(15,527)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(19,499)	2,953
Proceeds from 2017 Revolver borrowings	95,000	64,000
Repayments of 2017 Revolver borrowings	(85,000)	(54,500)
Repayments of 2017 Term Loan	(5,645)	—
Option proceeds	38	6,797
Payment of taxes related to net share settlement of equity awards	(6,081)	(3,453)
Purchase of treasury stock	(23,029)	—
Dividends paid to stockholders	(7,499)	(7,371)
Other	(27)	54
Net cash (used in) provided by financing activities	(51,742)	8,480
Effect of exchange rate changes on cash and cash equivalents	1,530	(28,184)
Net (decrease) increase in cash and cash equivalents	(37,099)	(9,655)
Cash and cash equivalents at beginning of period	299,212	522,118
Cash and cash equivalents at end of period	$262,113	$512,463
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020.

The Consolidated Condensed Balance Sheet at March 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2019 on Form 10-K (SEC File No. 001-32253), which was filed on May 29, 2019 (the “2019 Annual Report”).

EnerSys (the “Company,”) reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2020 end on June 30, 2019, September 29, 2019, December 29, 2019, and March 31, 2020, respectively. The four quarters in fiscal 2019 ended on July 1, 2018, September 30, 2018, December 30, 2018, and March 31, 2019, respectively.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Effective April 1, 2019, the Company adopted the new standard under the modified retrospective approach, which resulted in no adjustment to the April 1, 2019 beginning Retained Earnings. There are optional practical expedients and policy elections made available to simplify the transition to the new standard. The Company has elected the following:

•
to adopt the optional transition method defined within ASU 2018-11 and not restate comparative prior periods but instead recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption;

•	the package of three practical expedients addressing whether a contract contains a lease, lease classification and initial direct costs;

•	to combine lease and non-lease components as a single component for all asset classes;

•	to use a portfolio approach to determine the incremental borrowing rate; and

•
to apply the short-term lease exception to leases that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Upon adoption, the Company recorded Right-of-use (“ROU”) assets and lease liabilities of approximately $84,878 and $87,248, respectively. In addition, capital lease assets and liabilities are now classified as finance lease right-of-use assets and liabilities. The difference between the operating lease assets and lease liabilities primarily relates to unamortized lease incentives and deferred rent recorded in accordance with the previous lease guidance.

Apart from the aforementioned changes, the adoption of this standard did not have a significant impact on the Company's operating results, financial position or cash flows. The discount rates used to calculate the ROU assets and lease liabilities as of the effective date were based on the remaining lease terms as of the effective date. See Note 3, Leases for additional information.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)”: Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The Company adopted the standard effective April 1, 2019 and the adoption did not have any impact on the Company's operating results, financial position or cash flows.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)". The new standard will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). The amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statements users. However, because the amendment only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company adopted this standard effective April 1, 2019 with the election not to reclassify $478 of stranded tax effects, primarily related to the Company's pension plans, from accumulated other comprehensive income (“AOCI”) to retained earnings, as the amount was not material.

Accounting Pronouncements Issued But Not Adopted as of June 30, 2019

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

2. Revenue Recognition

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” on April 1, 2018 using the modified retrospective transition method. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings.

The Company's revenues by reportable segments are presented in Note 17.

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the first quarter of fiscal 2020 and fiscal 2019 amounted to $60,718 and $35,482, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the first quarter of fiscal 2020 and fiscal 2019 amounted to $41,495 and $18,404, respectively.

On June 30, 2019, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $64,647, of which, the Company estimates that approximately $50,030 will be recognized as revenue in fiscal 2020, $14,033 in fiscal 2021, $390 in fiscal 2022, $16 in fiscal 2023 and $178 in fiscal 2024.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of June 30, 2019, the current and non-current portion of contract liabilities were $14,289 and $6,821, respectively. As of March 31, 2019, the current and non-current portion of contract liabilities were $15,162 and $6,360, respectively. Revenues recognized during the first quarter of fiscal 2020 and fiscal 2019, that were included in the contract liability at the beginning of the quarter, amounted to $4,467 and $1,936, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $42,520 and $38,778 as of June 30, 2019 and March 31, 2019, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At June 30, 2019, the right of return asset related to the value of inventory anticipated to be returned from customers was $2,667 and refund liability representing amounts estimated to be refunded to customers was $5,183.

3. Leases

The Company leases manufacturing facilities, distribution centers, office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 17 years. At contract inception, the Company reviews the terms of the arrangement to determine if the contract is or contains a lease. Guidance in Topic 842 is used to evaluate whether the contract has an identified asset; if the Company has the right to obtain substantially all economic benefits from the asset; and if it has the right to direct the use of the underlying asset. When determining if a contract has an identified asset, the Company considers both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if the Company has the right to obtain substantially all economic benefits from the asset, the Company considers the primary outputs of the identified asset throughout the period of use and determines if it receives greater than 90% of those benefits. When determining if it has the right to direct the use of an underlying asset, the Company considers if it has the right to direct how and for what purpose the asset is used throughout the period of use and if it controls the decision-making rights over the asset.

Lease terms may include options to extend or terminate the lease. The Company exercises its judgment to determine the term of those leases when extension or termination options are present and include such options in the calculation of the lease term when it is reasonably certain that the Company will exercise those options.

The Company has elected to include both lease and non-lease components in the determination of lease payments for all asset classes. Payments made to a lessor for items such as taxes, insurance, common area maintenance, or other costs commonly referred to as executory costs, are also included in lease payments if they are fixed. The fixed portion of these payments are included in the calculation of the lease liability, while any variable portion would be recognized as variable lease expenses, when incurred. Variable payments made to third parties for these, or similar costs, such as utilities, are not included in the calculation of lease payments.

Both finance and operating leases are reflected as liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. As most of the leases do not provide an implicit rate, the Company has exercised judgment in electing the incremental borrowing rate based on the information available when the lease commences to determine the present value of future payments. Right-of-use assets are valued at the initial measurement of the lease liability, plus any initial direct costs or rent prepayments and reduced by any lease incentives and any deferred lease payments.

Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense includes depreciation, which is recognized on a straight-line basis over the expected life of the leased asset, and interest expense, which is recognized following an effective interest rate method.

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized as incurred.

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	June 30, 2019
Operating Leases:
Right-of-use Assets	Other assets	$81,627
Operating lease current liabilities	Accrued expenses	23,265
Operating lease non-current liabilities	Other liabilities	60,811
Finance Leases:
Right-of-use Assets	Property, plant, and equipment, net	$10,906
Finance lease current liabilities	Current portion of debt	10,383
Finance lease non-current liabilities	Non-current portion of debt	557

The components of lease expense for the quarter ended June 30, 2019 were as follows:

	Classification	Quarter ended June 30, 2019
Operating Leases:
Operating lease cost	Operating expenses	$7,295
Variable lease cost	Operating expenses	1,706
Short term lease cost	Operating expenses	2,184
Finance Leases:
Depreciation	Operating expenses	$143
Interest expense	Interest expense	12
Total		$11,340

The following table presents the weighted average lease term and discount rates for our leases:

Quarter ended June 30, 2019
Operating Leases:
Weighted average remaining lease term (years)	5.2 years
Weighted average discount rate	5.41%
Finance Leases:
Weighted average remaining lease term (years)	3.3 years
Weighted average discount rate	4.91%

The following table presents future payments due under leases reconciled to lease liabilities:

	Quarter ended June 30, 2019
	Finance Leases	Operating Leases
Nine months ended March 31, 2020	$10,360	$20,759
Year ended March 31,
2021	219	22,205
2022	197	16,510
2023	150	11,514
2024	107	7,692
Thereafter	26	18,144
Total undiscounted lease payments	11,059	96,824
Present value discount	119	12,748
Lease liability	$10,940	$84,076

The following tables present supplemental disclosures of cash flow information related to leases:

Quarter ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$12
Operating cash flows from operating leases	7,213
Financing cash flows from finance leases	142
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	2,628

4. Acquisition

On December 7, 2018, the Company completed the acquisition of all of the issued and outstanding common stock of Alpha Technologies Services, Inc. (“ATS”) and Alpha Technologies Ltd. (“ATL”), resulting in ATS and ATL becoming wholly-owned subsidiaries of the Company (the “share purchase”). Additionally, the Company acquired substantially all of the assets of Alpha Technologies Inc. and certain assets of Altair Advanced Industries, Inc. and other affiliates of ATS and ATL (all such sellers, together with ATS and ATL, “Alpha”), in each case in accordance with the terms and conditions of certain restructuring agreements (collectively, the “asset acquisition” and together with the share purchase, the “acquisition”). Based in Bellingham, Washington, Alpha is a global industry leader in comprehensive commercial-grade energy solutions for broadband, telecom, renewable, industrial and traffic customers around the world. The initial purchase consideration for the acquisition was $750,000, of which $650,000 was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing, in accordance with the purchase agreement. The 1,177,630 shares had a closing date fair value of $93,268, based upon the December 7, 2018, closing date spot rate of $79.20. The total purchase consideration, consisting of cash paid of $650,000, shares valued at $93,268 and an adjustment for working capital (due from seller of $766) was $742,502. The Company funded the cash portion of the acquisition with borrowings from the Amended Credit Facility as defined in Note 12. See Note 12 for additional information.

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

The results of operations of Alpha have been included in the Company’s Americas segment.

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

The following unaudited summary information is presented on a consolidated pro forma basis as if the acquisition had occurred on April 1, 2017:

Quarter ended
July 1, 2018
Net sales	$835,292
Net earnings attributable to EnerSys stockholders	58,665
Net earnings per share attributable to EnerSys stockholders - basic	1.36
Net earnings per share attributable to EnerSys stockholders - assuming dilution	1.34

The pro forma amounts include additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Alpha acquisition been completed on April 1, 2017, nor are they indicative of future combined results. The remeasurement of Alpha's deferred taxes due to the Tax Act are being excluded in arriving at these pro forma results.

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	June 30, 2019			March 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$152,497	$(953)	$151,544	$152,484	$(953)	$151,531
Finite-lived intangible assets:
Customer relationships	286,552	(48,224)	238,328	286,664	(42,704)	243,960
Non-compete	3,015	(2,768)	247	3,025	(2,807)	218
Technology	77,755	(14,033)	63,722	77,779	(12,229)	65,550
Trademarks	2,003	(1,257)	746	2,003	(1,236)	767
Licenses	1,484	(1,196)	288	1,477	(1,187)	290
Total	$523,306	$(68,431)	$454,875	$523,432	$(61,116)	$462,316

The Company’s amortization expense related to finite-lived intangible assets was $7,316 and $2,069, for the first quarter of fiscal 2020 and fiscal 2019, respectively. The expected amortization expense based on the finite-lived intangible assets as of June 30, 2019, is $22,175 for the remainder of fiscal 2020, $29,237 in fiscal 2021, $28,993 in fiscal 2022, $27,694 in fiscal 2023 and $24,287 in fiscal 2024.

5. Inventories

Inventories, net consist of:

	June 30, 2019	March 31, 2019
Raw materials	$138,886	$138,718
Work-in-process	123,416	129,736
Finished goods	257,813	235,415
Total	$520,115	$503,869

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2019 and March 31, 2019, and the basis for that measurement:

	Total Fair Value Measurement June 30, 2019	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$223	$—	$223	$—
Foreign currency forward contracts	170	—	170	—
Total derivatives	$393	$—	$393	$—

	Total Fair Value Measurement March 31, 2019	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(902)	$—	$(902)	$—
Foreign currency forward contracts	(249)	—	(249)	—
Total derivatives	$(1,151)	$—	$(1,151)	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1, Summary of Significant Accounting Policies to the Company's consolidated financial statements included in its 2019 Annual Report.

The fair values for foreign currency forward contracts are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

Financial Instruments

The fair values of the Company’s cash and cash equivalents approximate carrying value due to their short maturities.

The fair value of the Company’s short-term debt and borrowings under the Amended Credit Facility (as defined in Note 12), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The Company's 5.00% Senior Notes due 2023 (the “Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of the Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 102% and 99% of face value on June 30, 2019 and March 31, 2019, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at June 30, 2019 and March 31, 2019 were as follows:

	June 30, 2019		March 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$393	$393	$—	$—
Financial liabilities:
Notes (2)	$300,000	$306,000	$300,000	$297,000
Derivatives (1)	—	—	1,151	1,151

(1)	Represents lead and foreign currency forward contracts (see Note 7 for asset and liability positions of the lead and foreign currency forward contracts at June 30, 2019 and March 31, 2019).

(2)	The fair value amount of the Notes at June 30, 2019 and March 31, 2019 represent the trading value of the instruments.

7. Derivative Financial Instruments

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At June 30, 2019 and March 31, 2019, the Company has hedged the price to purchase approximately 38.0 million pounds and 42.0 million pounds of lead, respectively, for a total purchase price of $33,012 and $39,218, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of June 30, 2019 and March 31, 2019, the Company had entered into a total of $29,891 and $42,318, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $3,097 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of June 30, 2019 and March 31, 2019, the notional amount of these contracts was $21,339 and $22,201, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
June 30, 2019 and March 31, 2019

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019
Prepaid and other current assets:
Lead forward contracts	$223	$—	$—	$—
Foreign currency forward contracts	—	—	170	—
Total assets	$223	$—	$170	$—
Accrued expenses:
Lead forward contracts	$—	$902	$—	$—
Foreign currency forward contracts	—	8	—	241
Total liabilities	$—	$910	$—	$241

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended June 30, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,376)	Cost of goods sold	$(441)
Foreign currency forward contracts	(331)	Cost of goods sold	(217)
Total	$(3,707)		$(658)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$34
Total		$34

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 1, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$515	Cost of goods sold	$1,023
Foreign currency forward contracts	582	Cost of goods sold	(1,237)
Total	$1,097		$(214)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(718)
Total		$(718)

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2020 and 2019 was based on the estimated effective tax rates applicable for the full years ending March 31, 2020 and March 31, 2019, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates, change in tax laws and the amount of the Company's consolidated income before taxes.

On December 22, 2017 the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. In fiscal 2019, the Company completed its accounting for the tax effects of enactment of the Tax Act and recognized a one-time transition tax of $84,017, inclusive of uncertain tax positions.
On June 14, 2019 final regulations were issued for items relating to the Tax Act. As a result, in the first quarter of fiscal 2020, the Company recognized the uncertain tax position related to the one-time transition tax liability of $11,462. This did not result in a change to the transition tax liability of $84,017, previously recorded in fiscal 2019.

The consolidated effective income tax rates for the first quarter of fiscal 2020 and 2019 were 17.0% and 19.7%, respectively. The rate decrease in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 is primarily due to changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 64% for fiscal 2020 compared to 66% for fiscal 2019. The foreign effective income tax rates for the first quarter of fiscal 2020 and 2019 were 11.5% and 11.8%, respectively. The rate decrease compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and was taxed at an effective income tax rate of approximately 6% in both the current and prior year quarter of fiscal 2020 and fiscal 2019.

9. Warranty

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

	Quarter ended
	June 30, 2019	July 1, 2018
Balance at beginning of period	$54,568	$50,602
Current period provisions	7,519	4,836
Costs incurred	(5,948)	(4,381)
Foreign currency translation adjustment	40	(1,368)
Balance at end of period	$56,179	$49,689

10. Commitments, Contingencies and Litigation

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. During the first quarter of fiscal 2019, the Company paid $1,272 towards certain aspects of this matter, which are under appeal. As of June 30, 2019 and March 31, 2019, the Company did not have a reserve balance.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14,811, which was paid in July 2017. As of June 30, 2019 and March 31, 2019, the Company did not have a reserve balance relating to this matter. Also, in June 2017, the German competition authority issued a fining decision related to the Company's reserve power battery business, which constituted the remaining portion of the previously disclosed German proceeding. The Company appealed this decision. In March 2019, the Company settled this matter by agreeing to pay $7,258, which was paid in April 2019. As of June 30, 2019 and March 31, 2019, the Company had a reserve balance of $0 and $7,258, respectively.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,060 and $1,081 as of June 30, 2019 and March 31, 2019, respectively. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 7 - Derivative Financial Instruments for more details.

11. Restructuring Plans

During fiscal 2018, the Company announced restructuring programs to improve efficiencies primarily related to supply chain and general operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,400, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 80 employees upon completion. During fiscal 2018, the Company recorded non-cash restructuring charges of $69 and cash charges of $2,260 and an additional $3,104 during fiscal 2019. The Company incurred $1,350 in costs against the accrual in fiscal 2018 and an additional $2,844 in fiscal 2019. During the first quarter of fiscal 2020, the Company recorded restructuring charges of $14 and incurred $189 in costs against the accrual. As of June 30, 2019, the reserve balance associated with these actions is $894. The Company expects to be committed to an additional $2,000 in restructuring charges related to this action, which it expects to complete in fiscal 2021.

During fiscal 2019, the Company announced restructuring programs to improve efficiencies of its operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $2,500, from charges primarily for employee severance-related payments to approximately 35 employees. During fiscal 2019, the Company recorded restructuring charges of $347 and incurred $83 in costs against the accrual. During the first quarter of fiscal 2020, the Company recorded restructuring charges of $557 and incurred $379 in costs against the accrual. As of June 30, 2019, the reserve balance associated with these actions is $439. The Company expects to complete these actions in fiscal 2021.

During fiscal 2019, the Company announced restructuring programs to improve efficiencies of its operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $4,100, from cash and non-cash charges primarily for employee severance-related payments to approximately 100 employees. During fiscal 2019, the Company recorded restructuring charges of $1,970, non-cash charges of $2,095 and incurred $1,480 in costs against the accrual. During the first quarter of fiscal 2020, the Company incurred $340 in costs against the accrual. As of June 30, 2019, the reserve balance associated with this action is $147. The Company expects to complete these actions in fiscal 2020.

During fiscal 2019, the Company announced a restructuring program to improve efficiencies of its operations in the Asia and to convert its India operations from mainly reserve power production to motive power production. The Company estimates that the total charges for these actions will amount to approximately $5,300, from cash charges primarily for employee severance-related payments to approximately 150 employees and non-cash charges related to the write-off of fixed assets. During fiscal 2019, the Company recorded cash restructuring charges of $2,772 and non-cash charges of $771 and incurred $1,683 in costs against the accrual. During the first quarter of fiscal 2020, the Company recorded restructuring charges of $363 and incurred $979 in costs against the accrual. As of June 30, 2019, the reserve balance associated with this action is $521. The Company expects to complete this action in fiscal 2020.

During fiscal 2020, the Company announced a restructuring program to improve efficiencies of its operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $900, from cash charges primarily for employee severance-related payments to approximately 50 employees. During the first quarter of fiscal 2020, the Company recorded restructuring charges of $585 and incurred $113 in costs against the accrual. As of June 30, 2019, the reserve balance associated with this action is $472. The Company expects to complete this action in fiscal 2020.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2019	$2,356	$596	$2,952
Accrued	1,346	173	1,519
Costs incurred	(1,589)	(411)	(2,000)
Foreign currency impact	4	(2)	2
Balance as of June 30, 2019	$2,117	$356	$2,473

Other Exit Charges

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. Of the estimated total charges of $30,000 for all these actions, the Company had recorded charges amounting to $20,242 in fiscal 2019, relating to severance and inventory and fixed asset write-offs. The Company recorded an additional $672 relating to non-cash charges in the first quarter of fiscal 2020.

During the first quarter of fiscal 2019, in an effort to improve profitability, the Company converted its India operations from mainly reserve power production to motive power production. As a result of the Company’s exit from reserve power, the Company recorded a non-cash write-off of reserve power inventories of $526, which was reported in cost of goods sold. In addition, the Company recorded a $547 write-off related to reserve power fixed assets in restructuring expenses.

12. Debt

The following summarizes the Company’s long-term debt as of June 30, 2019 and March 31, 2019:

	June 30, 2019		March 31, 2019
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$2,341	$300,000	$2,497
Amended Credit Facility, due 2022	683,813	2,840	677,315	3,062
	$983,813	$5,181	$977,315	$5,559
Less: Unamortized issuance costs	5,181		5,559
Long-term debt, net of unamortized issuance costs	$978,632		$971,756

5.00% Senior Notes

The Notes bear interest at a rate of 5.00% per annum and have an original face value of $300,000. Interest is payable semiannually in arrears on April 30 and October 30 of each year and commenced on October 30, 2015. The Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The Notes are unsecured and unsubordinated obligations of the Company. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, by certain of its subsidiaries that are guarantors (the “Guarantors”) under the Amended 2017 Credit Facility. The Guarantees are unsecured and unsubordinated obligations of the Guarantors.

2017 Credit Facility and Subsequent Amendment

In fiscal 2018, the Company entered into a credit facility (the “2017 Credit Facility”). The 2017 Credit Facility scheduled to mature on September 30, 2022 comprised a $600,000 senior secured revolving credit facility (“2017 Revolver”) and a $150,000 senior secured term loan (“2017 Term Loan”). The Company utilized the borrowings from the 2017 Credit Facility to repay its pre-existing credit facility.

In fiscal 2019, the Company amended the 2017 Credit Facility (as amended, the “Amended Credit Facility”) to fund the Alpha acquisition. The Amended Credit Facility consists of $449,105 senior secured term loans (the “Amended 2017 Term Loan”), including a CAD 133,050 ($99,105) term loan and a $700,000 senior secured revolving credit facility (the “Amended 2017 Revolver”). The amendment resulted in an increase of the 2017 Term Loan and the 2017 Revolver by $299,105 and $100,000, respectively.

As of June 30, 2019, the Company had $249,000 outstanding under the Amended 2017 Revolver and $434,813 under the Amended 2017 Term Loan.

Subsequent to the amendment, the quarterly installments payable on the Amended 2017 Term Loan are $5,645 beginning December 31, 2018, $8,468 beginning December 31, 2019 and $11,290 beginning December 31, 2020 with a final payment of $320,000 on September 30, 2022. The Amended Credit Facility may be increased by an aggregate amount of $325,000 in revolving commitments and / or one or more new tranches of term loans, under certain conditions. Both the Amended 2017 Revolver and the Amended 2017 Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) plus (i) LIBOR plus between 1.25% and 2.00% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%. Obligations under the Amended Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the Credit Facility and up to 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The Amended Credit Facility allows for up to two temporary increases in the maximum leverage ratio from 3.50x to 4.00x for a four quarter period following an acquisition larger than $250,000. Effective December 7, 2018 through December 30, 2018, the maximum leverage ratio has been increased to 4.00x.

The current portion of the Amended 2017 Term Loan of $31,049 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under the Amended Credit Facility.

Short-Term Debt

As of June 30, 2019 and March 31, 2019, the Company had $35,081 and $54,490, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 3% and 4% at June 30, 2019 and March 31, 2019, respectively.

Letters of Credit

As of June 30, 2019 and March 31, 2019, the Company had standby letters of credit of $3,822 and $3,955, respectively.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $378 and $313, respectively, for the quarters ended June 30, 2019 and July 1, 2018. Debt issuance costs, net of accumulated amortization, totaled $5,181 and $5,559, respectively, at June 30, 2019 and March 31, 2019.

Available Lines of Credit

As of June 30, 2019 and March 31, 2019, the Company had available and undrawn, under all its lines of credit, $567,941 and $546,960, respectively, including $119,066 and $87,685, respectively, of uncommitted lines of credit as of June 30, 2019 and March 31, 2019.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service cost	$—	$—	$235	$255
Interest cost	154	159	376	470
Expected return on plan assets	(112)	(122)	(538)	(552)
Amortization and deferral	52	56	253	312
Net periodic benefit cost	$94	$93	$326	$485

14. Stock-Based Compensation

As of June 30, 2019, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $3,874 for the first quarter of fiscal 2020 and $4,341 for the first quarter of fiscal 2019. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the first quarter of fiscal 2020, the Company granted to non-employee directors 2,276 restricted stock units, pursuant to the 2017 EIP. The awards vest immediately upon the date of grant and are settled in shares of common stock, six months after termination of service as a director.

Common stock activity during the first quarter of fiscal 2020 included the vesting of 154,836 restricted stock units, 171,920 TSRs and the exercise of 661 stock options.

As of June 30, 2019, there were 544,842 non-qualified stock options, 562,791 restricted stock units, 154,974 TSRs and 39,687 PSUs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the first quarter ended June 30, 2019:

Shares outstanding as of March 31, 2019	42,620,750
Purchase of treasury stock	(376,343)
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	234,032
Shares outstanding as of June 30, 2019	42,478,439

Treasury Stock

During the first quarter ended June 30, 2019, the Company purchased 376,343 shares for $23,029. At June 30, 2019 and March 31, 2019, the Company held 12,601,907 and 12,227,773 shares as treasury stock, respectively.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of June 30, 2019 and March 31, 2019, are as follows:

	March 31, 2019	Before Reclassifications	Amounts Reclassified from AOCI	June 30, 2019
Pension funded status adjustment	$(20,791)	$—	$237	$(20,554)
Net unrealized (loss) gain on derivative instruments	(130)	(2,831)	502	(2,459)
Foreign currency translation adjustment	(121,761)	(3,128)	—	(124,889)
Accumulated other comprehensive (loss) income	$(142,682)	$(5,959)	$739	$(147,902)

The following table presents reclassifications from AOCI during the first quarter ended June 30, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net loss on cash flow hedging derivative instruments	$658	Cost of goods sold
Tax benefit	(156)
Net loss on derivative instruments, net of tax	$502

Defined benefit pension costs:
Prior service costs and deferrals	$305	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(68)
Net periodic benefit cost, net of tax	$237

The following table presents reclassifications from AOCI during the first quarter ended July 1, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net loss on cash flow hedging derivative instruments	$214	Cost of goods sold
Tax benefit	(50)
Net loss on derivative instruments, net of tax	$164

Defined benefit pension costs:
Prior service costs and deferrals	$368	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(68)
Net periodic benefit cost, net of tax	$300

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter ended June 30, 2019:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2019	$—	$548	$512,696	$(530,760)	$1,450,325	$(142,682)	$(7,840)	$1,282,287	$3,730	$1,286,017
Stock-based compensation	—	—	3,874	—	—	—	—	3,874	—	3,874
Exercise of stock options	—	3	35	—	—	—	—	38	—	38
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(6,081)	—	—	—	—	(6,081)	—	(6,081)
Purchase of common stock	—	—	—	(23,029)	—	—	—	(23,029)	—	(23,029)
Other	—	—	(80)	—	—	—	—	(80)	—	(80)
Net earnings	—	—	—	—	48,636	—	—	48,636	—	48,636
Dividends ($0.175 per common share)	—	—	133	—	(7,632)	—	—	(7,499)	—	(7,499)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $68)	—	—	—	—	—	237	—	237	—	237
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $720)	—	—	—	—	—	(2,329)	—	(2,329)	—	(2,329)
Foreign currency translation adjustment	—	—	—	—	—	(3,128)	—	(3,128)	(83)	(3,211)
Balance at June 30, 2019	$—	$551	$510,577	$(553,789)	$1,491,329	$(147,902)	$(7,840)	$1,292,926	$3,647	$1,296,573

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the three months ended July 1, 2018:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2018	$—	$546	$477,288	$(560,991)	$1,320,549	$(41,717)	$—	$1,195,675	$5,436	$1,201,111
Stock-based compensation	—	—	4,341	—	—	—	—	4,341	—	4,341
Exercise of stock options	—	2	6,795	—	—	—	—	6,797	—	6,797
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(3,453)	—	—	—	—	(3,453)	—	(3,453)
Other	—	—	(152)	—	—	—	—	(152)	—	(152)
Net earnings	—	—	—	—	45,860	—	—	45,860	160	46,020
Dividends ($0.175 per common share)	—	—	141	—	(7,512)	—	—	(7,371)	—	(7,371)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $68)	—	—	—	—	—	300	—	300	—	300
Net unrealized gain (loss) on derivative instruments (net of tax expense of $306)	—	—	—	—	—	1,005	—	1,005	—	1,005
Foreign currency translation adjustment	—	—	—	—	—	(71,664)	—	(71,664)	(499)	(72,163)
Balance at July 1, 2018	$—	$548	$484,960	$(560,991)	$1,358,897	$(112,076)	$—	$1,171,338	$5,097	$1,176,435

16. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended
	June 30, 2019	July 1, 2018
Net earnings attributable to EnerSys stockholders	$48,636	$45,860
Weighted-average number of common shares outstanding:
Basic	42,656,339	42,012,546
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	462,095	561,435
Diluted weighted-average number of common shares outstanding	43,118,434	42,573,981
Basic earnings per common share attributable to EnerSys stockholders	$1.14	$1.09
Diluted earnings per common share attributable to EnerSys stockholders	$1.13	$1.08
Anti-dilutive equity awards not included in diluted weighted-average common shares	656,810	164,085

17. Business Segments

The Company's three reportable segments, based on lines of business, are as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA;

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

Summarized financial information related to the Company's reportable segments for the first quarter ended June 30, 2019 and July 1, 2018 is shown below:

	Quarter ended
	June 30, 2019	July 1, 2018
Net sales by segment to unaffiliated customers
Americas	$517,110	$392,574
EMEA	203,198	210,494
Asia	59,922	67,862
Total net sales	$780,230	$670,930
Net sales by product line
Reserve power	$435,843	$324,018
Motive power	344,387	346,912
Total net sales	$780,230	$670,930
Intersegment sales
Americas	$8,565	$5,858
EMEA	36,881	32,087
Asia	6,957	7,614
Total intersegment sales (1)	$52,403	$45,559
Operating earnings by segment
Americas	$54,356	$47,736
EMEA	15,711	17,203
Asia	641	1,505
Restructuring charges - Americas	(585)	—
Restructuring and other exit charges - EMEA	(1,294)	(1,192)
Restructuring charges - Asia	(493)	—
Inventory adjustment relating to exit activities - Asia	—	(526)
Fixed asset write-off relating to exit activities - Asia	—	(547)
Total operating earnings (2)	$68,336	$64,179

(1) The Company does not allocate interest expense or other (income) expense to the reportable segments.
(2) The Company does not allocate interest expense or other (income) expense to the reportable segments.

Goodwill

The changes in the carrying amount of goodwill by reportable segment during the first quarter of fiscal 2020 are as follows:

	Americas	EMEA	Asia	Total
Balance at March 31, 2019	$470,194	$143,269	$42,936	$656,399
Foreign currency translation adjustment	55	639	(669)	25
Balance as of June 30, 2019	$470,249	$143,908	$42,267	$656,424

18. Subsequent Events

On August 7, 2019, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on
September 27, 2019, to stockholders of record as of September 13, 2019.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2019 Annual Report on Form 10-K (the “2019 Annual Report”) and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

•
our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies, strategic gains, and cost savings may be significantly harder to achieve, if at all, or may take longer to achieve;

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

We operate and manage our business in three geographic regions of the world—Americas, EMEA and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside the United States, and approximately 40% of our net sales were generated outside the United States. The Company currently has three reportable business segments based on geographic regions, defined as follows:

•	Americas, which includes North and South America, with our segment headquarters in Reading, Pennsylvania, U.S.A.;

•	EMEA, which includes Europe, the Middle East and Africa, with our segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with our segment headquarters in Singapore.

We did not change our reporting segments this quarter as previously disclosed. We are continuing to make our evaluation based on more current information.

Alpha Acquisition

On December 7, 2018, the Company completed the acquisition of all of the issued and outstanding common stock of Alpha Technologies Services, Inc. (“ATS”) and Alpha Technologies Ltd. (“ATL”), resulting in ATS and ATL becoming wholly-owned subsidiaries of the Company (the “share purchase”). Additionally, the Company acquired substantially all of the assets of Alpha Technologies Inc. and certain assets of Altair Advanced Industries, Inc. and other affiliates of ATS and ATL (all such sellers, together with ATS and ATL, “Alpha”), in each case in accordance with the terms and conditions of certain restructuring agreements (collectively, the “asset acquisition” and together with the share purchase, the “acquisition”). Based in Bellingham, Washington, Alpha is a global industry leader in the comprehensive commercial-grade energy solutions for broadband, telecom, renewable, industrial and traffic customers around the world. The initial purchase consideration for the acquisition was $750.0 million of which $650.0 million was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing, in accordance with the purchase agreement. The 1,177,630 shares had a closing date fair value of $93.3 million, based upon the December 7, 2018 closing date spot rate of $79.20. The total purchase consideration, consisting of cash paid of $650.0 million, shares valued at $93.3 million and adjustment for working capital (due from seller of $0.8 million) was $742.5 million.

The results of operations of Alpha have been included in the Company’s Americas segment.

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

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $262 million of available cash and cash equivalents and available and undrawn credit lines of approximately $568 million at June 30, 2019 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

In fiscal 2018, we entered into a new credit facility (“2017 Credit Facility”) that consisted of a $600 million senior secured revolving credit facility (“2017 Revolver”) and a $150 million senior secured term loan (“2017 Term Loan”) with a maturity date of September 30, 2022. In fiscal 2019, we amended the 2017 Credit Facility (as amended, the “Amended Credit Facility”). The Amended Credit Facility consists of $449.1 million senior secured term loans (the “Amended 2017 Term Loan”), including a CAD 133.0 million ($99.1 million) term loan and a $700.0 million senior secured revolving credit facility (the “Amended 2017 Revolver”). The amendment resulted in an increase of the 2017 Term Loan and the 2017 Revolver by $299.1 million and $100.0 million, respectively.

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

Results of Operations

Net Sales

Net sales increased $109.3 million or 16.3% in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019. This increase was the result of a 22% increase due to the Alpha acquisition, partially offset by a 3% decrease in organic volume, a 2% decrease in foreign currency translation impact and a 1% decrease in pricing.

Segment sales

	Quarter ended June 30, 2019		Quarter ended July 1, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$517.1	66.3%	$392.5	58.5%	$124.6	31.7%
EMEA	203.2	26.0	210.5	31.4	(7.3)	(3.5)
Asia	59.9	7.7	67.9	10.1	(8.0)	(11.7)
Total net sales	$780.2	100.0%	$670.9	100.0%	$109.3	16.3%

The Americas segment’s net sales increased $124.6 million or 31.7% in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019, primarily due to a 39% increase from the Alpha acquisition, partially offset by a 6% decrease in organic volume and a combined 1% decrease in pricing and foreign currency translation impact.

The EMEA segment’s net sales decreased $7.3 million or 3.5% in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019, primarily due to a 5% decrease due to foreign currency translation impact and a 2% decrease in pricing, partially offset by a 3% increase in organic volume.

The Asia segment’s net sales decreased $8.0 million or 11.7% in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019, primarily due to a 8% decrease in organic volume and a 4% decrease in foreign currency translation impact.

Product line sales

	Quarter ended June 30, 2019		Quarter ended July 1, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$435.8	55.9%	$324.0	48.3%	$111.8	34.5%
Motive power	344.4	44.1	346.9	51.7	(2.5)	(0.7)
Total net sales	$780.2	100.0%	$670.9	100.0%	$109.3	16.3%

Net sales of our reserve power products in the first quarter of fiscal 2020 increased $111.8 million or 34.5% compared to the first quarter of fiscal 2019. The increase was primarily due to a 47% increase from the Alpha acquisition, partially offset by a 10% decrease in organic volume and a 2% decrease in foreign currency translation impact. The decrease in organic volume is primarily from the reclassification of sales made to Alpha as intercompany rather than external sales, in the prior year quarter, and the conclusion of a large enclosure order a year ago.

Net sales of our motive power products segment in the first quarter of fiscal 2020 decreased by $2.5 million or 0.7% compared to the first quarter of fiscal 2019. The decrease was primarily due to a 2% decrease each in pricing and foreign currency translation impact, partially offset by a 3% increase in organic volume.

Gross Profit

	Quarter ended June 30, 2019		Quarter ended July 1, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$201.5	25.8%	$165.3	24.6%	$36.2	21.9%

Gross profit increased $36.2 million or 21.9% in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Gross profit, as a percentage of net sales, increased 120 basis points in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. This increase during the current quarter in the gross profit margin is largely a function of commodity costs relative to pricing, as well the impact of Alpha's higher margins, partially offset by higher manufacturing costs.

Operating Items

	Quarter ended June 30, 2019		Quarter ended July 1, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$130.8	16.7%	$99.3	14.8%	$31.5	31.6%
Restructuring charges	$2.4	0.3%	$1.8	0.3%	$0.6	36.4%

Operating expenses, as a percentage of sales, increased 190 basis points in the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019. Excluding the impact of the foreign currency translation, the increase in dollars reflects the inclusion of Alpha and the additional investments in new product development.

Selling expenses, our main component of operating expenses, were 45.1% of total operating expenses in the first quarter of fiscal 2020, compared to 49.5% of total operating expenses in the first quarter of fiscal 2019.

Restructuring and other exit charges

Included in our first quarter of fiscal 2020 operating results are restructuring charges of $0.6 million in the Americas, $0.6 million in EMEA and $0.5 million in Asia, all of which relate to improving operational efficiencies in the respective regions. Also included in the first quarter of fiscal 2020 operating results are non-cash exit charges of $0.7 million in EMEA, relating to the closure of our facility in Targovishte, Bulgaria.

Included in our first quarter of fiscal 2019 operating results are restructuring charges of $1.2 million in EMEA and $0.6 million in Asia. The charges in the EMEA relate to improving efficiencies of our general operations, while charges in Asia relate to a strategic shift in our India operations from reserve power production to motive power production.

Operating Earnings

	Quarter ended June 30, 2019		Quarter ended July 1, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$54.4	10.5%	$47.8	12.2%	$6.6	13.9%
EMEA	15.7	7.7	17.2	8.2	(1.5)	NM
Asia	0.6	1.1	1.5	2.2	(0.9)	(1.8)
Subtotal	70.7	9.1	66.5	9.9	4.2	6.4
Restructuring charges - Americas	(0.6)	(0.1)	—	—	(0.6)	NM
Restructuring and other exit charges - EMEA	(1.3)	(0.6)	(1.2)	(0.6)	(0.1)	NM
Inventory write-off relating to exit activities - Asia	—	—	(0.5)	(0.8)	0.5	NM
Restructuring charges - Asia	(0.5)	(0.8)	—	—	(0.5)	NM
Fixed asset write-off relating to exit activities - Asia	—	—	(0.6)	(0.8)	0.6	NM
Total operating earnings	$68.3	8.8%	$64.2	9.5%	$4.1	6.5%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased $4.1 million or 6.5% in the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019. Operating earnings, as a percentage of net sales, decreased 70 basis points in the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019.

The Americas segment's operating earnings, excluding restructuring charges, decreased 170 basis points, in the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019. The decrease in the first quarter is primarily due to our ERP execution challenges at our Richmond, Kentucky, facility which continued to result in missed sales opportunities and higher manufacturing costs. This negative impact was partially offset by the impact of lower commodity costs and Alpha's contribution to operating earnings of $17 million or 11.4% of its sales.

The EMEA segment's operating earnings, excluding restructuring and other exit charges, decreased 50 basis points in the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019. EMEA suffered from a decrease in pricing and unfavorable mix.

The Asia segment's operating earnings, excluding restructuring charges, decreased 110 basis points in the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019 due to lower organic volume.

Interest Expense

	Quarter ended June 30, 2019		Quarter ended July 1, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$10.9	1.4%	$6.5	1.0%	$4.4	67.3%

Interest expense of $10.9 million in the first quarter of fiscal 2020 (net of interest income of $0.5 million) was $4.4 million higher than the interest expense of $6.5 million in the first quarter of fiscal 2019 (net of interest income of $0.5 million).

The increase in interest expense in the first quarter of fiscal 2020 was primarily due to higher interest rates and higher average debt. Our average debt outstanding was $1,052.0 million in the first quarter of fiscal 2020 compared to $612.6 million in the first quarter of fiscal 2019. The increased borrowings were primarily to fund the Alpha acquisition in the third quarter of fiscal 2019.

Included in interest expense are non-cash charges for deferred financing fees of $0.4 million in the first quarter of fiscal 2020 compared to $0.3 million, in the first quarter of fiscal 2019.

Other (Income) Expense, Net

	Quarter ended June 30, 2019		Quarter ended July 1, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(1.2)	(0.1)%	$0.4	—%	$(1.6)	NM
NM = not meaningful

Other (income) expense, net in the first quarter of fiscal 2020 was income of $1.2 million compared to expense of $0.4 million in the first quarter of fiscal 2019. Foreign currency impact resulted in a gain of $1.3 million in the first quarter of fiscal 2020, compared to a foreign currency gain of $0.4 million in the first quarter of fiscal 2019.

Earnings Before Income Taxes

	Quarter ended June 30, 2019		Quarter ended July 1, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$58.6	7.5%	$57.3	8.5%	$1.3	2.2%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2020 increased $1.3 million, or 2.2%, compared to the first quarter of fiscal 2019.

Income Tax Expense

	Quarter ended June 30, 2019		Quarter ended July 1, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$10.0	1.3%	$11.3	1.7%	$(1.3)	(12.0)%
Effective tax rate	17.0%		19.7%		(2.7)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2020 and 2019 was based on the estimated effective tax rates applicable for the full years ending March 31, 2020 and March 31, 2019, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate, change in tax laws and the amount of our consolidated income before taxes.

On December 22, 2017 the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. In fiscal 2019, we completed our accounting for the tax effects of enactment of the Tax Act and recognized a one-time transition tax of $84.0 million, inclusive of uncertain tax positions. On June 14, 2019 final regulations were issued for items relating to the Tax Act. As a result, in the first quarter of fiscal 2020, we recognized the uncertain tax position related to the one-time transition tax liability of $11.5 million. This did not result in a change to the transition tax liability of $84.0 million, previously recorded in fiscal 2019.

The consolidated effective income tax rates for the first quarters of fiscal 2020 and 2019 were 17.0% and 19.7%, respectively. The rate decrease in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 is primarily due to changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 64% for fiscal 2020 compared to 66% for fiscal 2019. The foreign effective income tax rates for the first quarter of fiscal 2020 and 2019 were 11.5% and 11.8%, respectively. The rate decrease compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6% in both the current and prior year quarter of fiscal 2020 and fiscal 2019.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual

Report. The adoption of ASC 842 did not result in a material change to our current critical accounting estimates. See Recently Adopted Accounting Pronouncements in Note 1 - Basis of Presentation, to the Consolidated Condensed Financial Statements, for further information on the adoption of ASC 842.

Liquidity and Capital Resources

Operating activities provided cash of $30.4 million in the first quarter of fiscal 2020 compared to $25.6 million in the first quarter of fiscal 2019. In the first quarter of fiscal 2020, cash provided by operating activities was primarily from net earnings of $48.6 million, depreciation and amortization of $20.7 million, stock-based compensation of $3.9 million and non-cash interest of $0.4 million. Cash provided by earnings as adjusted for non-cash items were partially offset by the increase in primary working capital of $23.6 million, net of currency translation changes. Accrued expenses decreased by $16.3 million primarily for payments of $7.3 million related to the German competition authority matter (See Note 10 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q) and $6.1 million paid to the seller in connection with the Alpha acquisition, for certain reimbursable pre-acquisition items.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $838.6 million (yielding a primary working capital percentage of 26.9%) at June 30, 2019, $835.6 million (yielding a primary working capital percentage of 26.2%) at March 31, 2019 and $672.6 million at July 1, 2018 (yielding a primary working capital percentage of 25.1%). The primary working capital percentage of 26.9% at June 30, 2019 is 70 basis points higher than that for March 31, 2019, and 180 basis points higher than that for the prior year period. The increase in primary working capital compared to the prior year period is primarily due to the inclusion of the Alpha primary working capital components, while the increase from March 31, 2019 is due primarily to the build up of inventories.

Primary working capital and primary working capital percentages at June 30, 2019, March 31, 2019 and July 1, 2018 are computed as follows:

($ in Millions)
Balance At (1)	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
June 30, 2019	$621.3	$520.1	$(302.8)	$838.6	$3,120.9	26.9%
March 31, 2019	624.1	503.9	(292.4)	835.6	3,186.4	26.2
July 1, 2018	518.3	394.2	(239.9)	672.6	2,683.7	25.1
(1) The Company acquired Alpha on December 7, 2018, as disclosed in Note 4 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q. Therefore, the Primary working capital and related calculations as of July 1, 2018 do not include Alpha's primary working capital and its components.

Investing activities used cash of $17.3 million in the first quarter of fiscal 2020 which primarily consisted of capital expenditures relating to plant improvements.

Investing activities used cash of $15.5 million in the first quarter of fiscal 2019 and primarily consisted of capital expenditures.

Financing activities used cash of $51.7 million in the first quarter of fiscal 2020. During the first quarter of fiscal 2020, we borrowed $95.0 million under the Amended 2017 Revolver and repaid $85.0 million of the Amended 2017 Revolver. Repayment on the Amended 2017 Term Loan was $5.6 million and net payments on short-term debt were $19.5 million. Treasury stock open market purchases were $23.0 million, payment of cash dividends to our stockholders were $7.5 million and payment of taxes related to net share settlement of equity awards were $6.1 million.

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

Currency translation had a positive impact of $1.5 million on our cash balance in the first quarter of fiscal 2020 compared to a negative impact of $28.2 million in the first quarter of fiscal 2019. In the first quarter of fiscal 2020, principal currencies in which we do business such as the Euro, Swiss franc, Polish zloty and Mexican peso strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $37.1 million to $262.1 million, in the first quarter of fiscal 2020 compared to a decrease by $9.6 million to $512.5 million, in the first quarter of fiscal 2019.

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

We are in compliance with all covenants and conditions under our credit agreement and our 5.00% Senior Notes due 2023. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2019 Annual Report and Note 12 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2019 Annual Report for the year ended March 31, 2019. As of June 30, 2019, except for presentation changes resulting from the adoption of ASC 842 during the current quarter, we had no significant changes to our contractual obligations table contained in our 2019 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at June 30, 2019 are $0.6 million (pre-tax). Those contracts that result in an asset position at June 30, 2019 are $1.0 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $7.3 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
June 30, 2019	$33.0	38.0	$0.87	6%
March 31, 2019	39.2	42.0	0.93	7
July 1, 2018	64.3	58.8	1.09	12
(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, we believe approximately 45% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at June 30, 2019, lead purchased by June 30, 2019 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $17 million in the first quarter of fiscal 2020.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products globally in the Americas, EMEA and Asia. Approximately 40% of our sales and expenses are transacted in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in U.S. dollars, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Euro, Swiss franc, British pound, Polish zloty, Chinese renminbi and Mexican peso.

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

We hedge approximately 5% - 10% of the nominal amount of our known foreign exchange transactional exposures. We primarily enter into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. The vast majority of such contracts are for a period not extending beyond one year.

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

At June 30, 2019 and July 1, 2018, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $2.7 million and $0.9 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective. We completed the Alpha acquisition on December 7, 2018 and are in the process, but have not yet concluded our assessment of the effectiveness of our internal control over financial reporting including Alpha. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Alpha. For the first quarter of fiscal 2020, Alpha accounted for $151.1 million of our total net sales and as of June 30, 2019 had total assets of $930.1 million.

(b) Internal Control Over Financial Reporting. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and determined that there was no change in our internal control over financial reporting during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are involved in litigation incidental to the conduct of our business. See Litigation and Other Legal Matters in Note 10 - Commitments, Contingencies and Litigation to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2019 Annual Report for the year ended March 31, 2019, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 – April 28, 2019	—	$—	—	$43,563,613
April 29 – May 26, 2019	92,254	62.81	—	43,563,613
May 27 – June 30, 2019	376,343	61.19	376,343	20,535,323
Total	468,597	$61.51	376,343

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

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

10.1	Form of TSR Performance Share Unit Grant Agreement - Employees - 2017 Equity Incentive Plan (filed herewith).

10.2	Form of EPS Performance Share Unit Grant Agreement - Employees - 2017 Equity Incentive Plan (filed herewith).

10.3	Form of Restricted Stock Unit Grant Agreement - Employees - 2017 Equity Incentive Plan (filed herewith).

10.4	Form of Employee Stock Option Grant Agreement - Employees - 2017 Equity Incentive Plan (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Chief Financial Officer
Date: August 7, 2019