Form 10-Q
period 2019-09-29
EnerSys
filed 2019-11-06
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019

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

Common Stock outstanding at November 1, 2019: 42,285,572 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 29, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$424,846	$299,212
Accounts receivable, net of allowance for doubtful accounts: September 29, 2019 - $14,296; March 31, 2019 - $10,813	585,106	624,136
Inventories, net	507,081	503,869
Prepaid and other current assets	122,777	109,431
Total current assets	1,639,810	1,536,648
Property, plant, and equipment, net	410,750	409,439
Goodwill	649,236	656,399
Other intangible assets, net	446,464	462,316
Deferred taxes	54,412	40,466
Other assets	90,141	12,925
Total assets	$3,290,813	$3,118,193
Liabilities and Equity
Current liabilities:
Short-term debt	$34,351	$54,490
Accounts payable	276,926	292,449
Accrued expenses	254,362	265,994
Total current liabilities	565,639	612,933
Long-term debt, net of unamortized debt issuance costs	1,117,818	971,756
Deferred taxes	76,649	82,112
Other liabilities	211,716	165,375
Total liabilities	1,971,822	1,832,176
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at September 29, 2019 and at March 31, 2019	—	—
Common Stock, 0.01 par value per share, 135,000,000 shares authorized, 55,085,136 shares issued and 42,281,834 shares outstanding at September 29, 2019; 54,848,523 shares issued and 42,620,750 shares outstanding at March 31, 2019	551	548
Additional paid-in capital	515,598	512,696
Treasury stock at cost, 12,803,302 shares held as of September 29, 2019 and 12,227,773 shares held as of March 31, 2019	(565,108)	(530,760)
Retained earnings	1,546,419	1,450,325
Contra equity - indemnification receivable	(5,838)	(7,840)
Accumulated other comprehensive loss	(176,147)	(142,682)
Total EnerSys stockholders’ equity	1,315,475	1,282,287
Nonredeemable noncontrolling interests	3,516	3,730
Total equity	1,318,991	1,286,017
Total liabilities and equity	$3,290,813	$3,118,193
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	September 29, 2019	September 30, 2018
Net sales	$762,137	$660,462
Cost of goods sold	564,820	499,582
Gross profit	197,317	160,880
Operating expenses	132,325	96,402
Restructuring, exit and other charges	6,282	1,121
Operating earnings	58,710	63,357
Interest expense	10,097	6,413
Other (income) expense, net	199	(1,325)
Earnings before income taxes	48,414	58,269
Income (benefit) tax expense	(14,284)	10,822
Net earnings	62,698	47,447
Net earnings attributable to noncontrolling interests	—	23
Net earnings attributable to EnerSys stockholders	$62,698	$47,424
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.48	$1.13
Diluted	$1.47	$1.11
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,392,039	42,133,484
Diluted	42,708,082	42,773,706
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six Months Ended
	September 29, 2019	September 30, 2018
Net sales	$1,542,367	$1,331,392
Cost of goods sold	1,143,538	1,004,652
Inventory adjustment relating to exit activities	—	526
Gross profit	398,829	326,214
Operating expenses	263,129	195,818
Restructuring, exit and other charges	8,654	2,860
Operating earnings	127,046	127,536
Interest expense	20,995	12,929
Other (income) expense, net	(953)	(997)
Earnings before income taxes	107,004	115,604
Income (benefit) tax expense	(4,330)	22,137
Net earnings	111,334	93,467
Net earnings attributable to noncontrolling interests	—	183
Net earnings attributable to EnerSys stockholders	$111,334	$93,284
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.62	$2.22
Diluted	$2.59	$2.19
Dividends per common share	$0.35	$0.35
Weighted-average number of common shares outstanding:
Basic	42,524,189	42,073,015
Diluted	42,913,258	42,673,844
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net earnings	$62,698	$47,447	$111,334	$93,467
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivative instruments, net of tax	3,586	(6,179)	1,257	(5,174)
Pension funded status adjustment, net of tax	237	300	474	600
Foreign currency translation adjustment	(32,199)	(14,150)	(35,410)	(86,313)
Total other comprehensive loss, net of tax	(28,376)	(20,029)	(33,679)	(90,887)
Total comprehensive income	34,322	27,418	77,655	2,580
Comprehensive loss attributable to noncontrolling interests	(131)	(200)	(214)	(539)
Comprehensive income attributable to EnerSys stockholders	$34,453	$27,618	$77,869	$3,119
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities
Net earnings	$111,334	$93,467
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,053	27,302
Write-off of assets relating to exit activities and other	9,969	1,073
Derivatives not designated in hedging relationships:
Net losses	696	622
Cash settlements	(821)	(760)
Provision for doubtful accounts	3,245	132
Deferred income taxes	(20,973)	827
Non-cash interest expense	752	627
Stock-based compensation	8,868	9,129
Gain on disposal of property, plant, and equipment	(119)	(77)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	26,763	(1,556)
Inventories	(11,687)	(21,691)
Prepaid and other current assets	(18,214)	(4,238)
Other assets	4,699	(1,369)
Accounts payable	(22,005)	864
Accrued expenses	(18,576)	(20,624)
Other liabilities	(9,922)	304
Net cash provided by operating activities	105,062	84,032

Cash flows from investing activities
Capital expenditures	(43,378)	(35,500)
Proceeds from disposal of property, plant, and equipment	2,645	189
Net cash used in investing activities	(40,733)	(35,311)

Cash flows from financing activities
Net repayments on short-term debt	(20,019)	(2,854)
Proceeds from 2017 Revolver borrowings	285,000	84,500
Repayments of 2017 Revolver borrowings	(135,000)	(65,000)
Repayments of 2017 Term Loan	(5,645)	—
Option proceeds	25	8,264
Payment of taxes related to net share settlement of equity awards	(6,250)	(3,384)
Purchase of treasury stock	(34,561)	—
Dividends paid to stockholders	(14,898)	(14,747)
Other	161	30
Net cash provided by financing activities	68,813	6,809
Effect of exchange rate changes on cash and cash equivalents	(7,508)	(32,465)
Net increase in cash and cash equivalents	125,634	23,065
Cash and cash equivalents at beginning of period	299,212	522,118
Cash and cash equivalents at end of period	$424,846	$545,183
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three months and six months ended September 29, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020.

The Consolidated Condensed Balance Sheet at March 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2019 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 29, 2019 (the “2019 Annual Report”).

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

Accounting Pronouncements Issued But Not Adopted as of September 29, 2019

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

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the second quarter of fiscal 2020 and fiscal 2019 amounted to $61,282 and $37,105, respectively. Service revenues for the six months of fiscal 2020 and fiscal 2019 amounted to $122,000 and $69,200, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the second quarter of fiscal 2020 and fiscal 2019 amounted to $33,595 and $16,491, respectively. Revenues recognized over time for the six months of fiscal 2020 and fiscal 2019 amounted to $75,090 and $34,895, respectively.

On September 29, 2019, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $65,975, of which, the Company estimates that approximately $48,576 will be recognized as revenue in fiscal 2020, $16,621 in fiscal 2021, $643 in fiscal 2022, $16 in fiscal 2023 and $119 in fiscal 2024.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of September 29, 2019, the current and non-current portion of contract liabilities were $16,543 and $6,808, respectively. As of March 31, 2019, the current and non-current portion of contract liabilities were $15,162 and $6,360, respectively. Revenues recognized during the second quarter of fiscal 2020 and fiscal 2019, that were included in the contract liability at the beginning of the quarter, amounted to $3,690 and $611, respectively. Revenues recognized during the six months of fiscal 2020 and fiscal 2019, that were included in the contract liability at the beginning of the year, amounted to $8,157 and $2,597, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $46,319 and $38,778 as of September 29, 2019 and March 31, 2019, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At September 29, 2019, the right of return asset related to the value of inventory anticipated to be returned from customers was $2,667 and refund liability representing amounts estimated to be refunded to customers was $5,213.

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

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized as incurred.

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of September 29, 2019
Operating Leases:
Right-of-use Assets	Other assets	$77,259
Operating lease current liabilities	Accrued expenses	22,122
Operating lease non-current liabilities	Other liabilities	57,581
Finance Leases:
Right-of-use Assets	Property, plant, and equipment, net	$10,724
Finance lease current liabilities	Current portion of debt	10,261
Finance lease non-current liabilities	Non-current portion of debt	493

The components of lease expense for the second quarter and six months ended September 29, 2019 were as follows:

	Classification	Quarter ended September 29, 2019	Six months ended September 29, 2019
Operating Leases:
Operating lease cost	Operating expenses	$7,260	$14,555
Variable lease cost	Operating expenses	2,122	3,828
Short term lease cost	Operating expenses	1,927	4,111
Finance Leases:
Depreciation	Operating expenses	$138	$281
Interest expense	Interest expense	10	22
Total		$11,457	$22,797

The following table presents the weighted average lease term and discount rates for leases as of September 29, 2019:

Operating Leases:
Weighted average remaining lease term (years)	5.41 years
Weighted average discount rate	5.38%
Finance Leases:
Weighted average remaining lease term (years)	3.45 years
Weighted average discount rate	4.93%

The following table presents future payments due under leases reconciled to lease liabilities as of September 29, 2019:

	Finance Leases	Operating Leases
Six months ended March 31, 2020	$10,195	$13,770
Year ended March 31,
2021	194	22,752
2022	198	17,436
2023	155	12,390
2024	104	8,264
Thereafter	28	18,526
Total undiscounted lease payments	10,874	93,138
Present value discount	120	13,435
Lease liability	$10,754	$79,703

The following table presents supplemental disclosures of cash flow information related to leases for the second quarter and six months ended September 29, 2019:

	Quarter ended September 29, 2019	Six months ended September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$10	$22
Operating cash flows from operating leases	7,170	14,383
Financing cash flows from finance leases	138	281
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	2,318	4,946

4. Acquisition

On December 7, 2018, the Company completed the acquisition of all of the issued and outstanding common stock of Alpha Technologies Services, Inc. (“ATS”) and Alpha Technologies Ltd. (“ATL”), resulting in ATS and ATL becoming wholly-owned subsidiaries of the Company (the “share purchase”). Additionally, the Company acquired substantially all of the assets of Alpha Technologies Inc. and certain assets of Altair Advanced Industries, Inc. and other affiliates of ATS and ATL (all such sellers, together with ATS and ATL, “Alpha”), in each case in accordance with the terms and conditions of certain restructuring agreements (collectively, the “asset acquisition” and together with the share purchase, the “acquisition”). Based in Bellingham, Washington, Alpha is a global industry leader in comprehensive commercial-grade energy solutions for broadband, telecom, renewable, industrial and traffic customers around the world. The initial purchase consideration for the acquisition was $750,000, of which $650,000 was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing, in accordance with the purchase agreement. The 1,177,630 shares had a closing date fair value of $93,268, based upon the December 7, 2018 closing date spot rate of $79.20. The total purchase consideration, consisting of cash paid of $650,000, shares valued at $93,268 and an adjustment for working capital (due post - closing from seller of $766), was $742,502. The Company funded the cash portion of the acquisition with borrowings from the Amended Credit Facility as defined in Note 12. See Note 12 for additional information.

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

The following unaudited summary information is presented on a consolidated pro forma basis as if the acquisition had occurred on April 1, 2017:

	Quarter ended	Six Months Ended
	September 30, 2018	September 30, 2018
Net sales	$818,279	$1,653,571
Net earnings attributable to EnerSys stockholders	61,035	119,748
Net earnings per share attributable to EnerSys stockholders - basic	1.41	2.77
Net earnings per share attributable to EnerSys stockholders - assuming dilution	1.39	2.73

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

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	September 29, 2019			March 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$152,123	$(953)	$151,170	$152,484	$(953)	$151,531
Finite-lived intangible assets:
Customer relationships	286,111	(53,690)	232,421	286,664	(42,704)	243,960
Non-compete	3,110	(2,804)	306	3,025	(2,807)	218
Technology	77,661	(15,819)	61,842	77,779	(12,229)	65,550
Trademarks	2,003	(1,278)	725	2,003	(1,236)	767
Licenses	1,196	(1,196)	—	1,477	(1,187)	290
Total	$522,204	$(75,740)	$446,464	$523,432	$(61,116)	$462,316

The Company’s amortization expense related to finite-lived intangible assets was $7,309 and $14,625, for the second quarter and six months of fiscal 2020, respectively, compared to$2,046 and $4,115 for the second quarter and six months of fiscal 2019, respectively. The expected amortization expense based on the finite-lived intangible assets as of September 29, 2019, is $14,866 for the remainder of fiscal 2020, $29,237 in fiscal 2021, $28,993 in fiscal 2022, $27,694 in fiscal 2023 and $24,287 in fiscal 2024.

Contra Equity - Indemnification Receivable

In connection with the Alpha acquisition in fiscal 2019, the Company recorded an unrecognized tax benefit and related indemnification receivable of $7,840. The indemnification receivable represents the Seller’s obligation to indemnify the Company for the outcome of potential contingent liabilities, including those associated with uncertain tax positions. Due to the expiration of certain statutes of limitations during the second quarter of fiscal 2020, a portion of the unrecognized tax benefit was recognized, resulting in a reduction in the indemnification receivable.

5. Inventories

Inventories, net consist of:

	September 29, 2019	March 31, 2019
Raw materials	$124,761	$138,718
Work-in-process	105,955	129,736
Finished goods	276,365	235,415
Total	$507,081	$503,869

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of September 29, 2019 and March 31, 2019, and the basis for that measurement:

	Total Fair Value Measurement September 29, 2019	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$701	$—	$701	$—
Foreign currency forward contracts	38	—	38	—
Total derivatives	$739	$—	$739	$—

	Total Fair Value Measurement March 31, 2019	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(902)	$—	$(902)	$—
Foreign currency forward contracts	(249)	—	(249)	—
Total derivatives	$(1,151)	$—	$(1,151)	$—

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

The Company's 5.00% Senior Notes due 2023 (the “Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of the Notes represent the trading values based upon quoted market prices and are classified as Level 2. The Notes were trading at approximately 102% and 99% of face value on September 29, 2019 and March 31, 2019, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Notes at September 29, 2019 and March 31, 2019 were as follows:

	September 29, 2019		March 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$739	$739	$—	$—
Financial liabilities:
Notes (2)	$300,000	$306,000	$300,000	$297,000
Derivatives (1)	—	—	1,151	1,151

(1)	Represents lead and foreign currency forward contracts (see Note 7 for asset and liability positions of the lead and foreign currency forward contracts at September 29, 2019 and March 31, 2019).

(2)	The fair value amount of the Notes at September 29, 2019 and March 31, 2019 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At September 29, 2019 and March 31, 2019, the Company has hedged the price to purchase approximately 54.0 million pounds and 42.0 million pounds of lead, respectively, for a total purchase price of $49,938 and $39,218, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of September 29, 2019 and March 31, 2019, the Company had entered into a total of $45,350 and $42,318, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $1,602 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of September 29, 2019 and March 31, 2019, the notional amount of these contracts was $23,676 and $22,201, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
September 29, 2019 and March 31, 2019

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	September 29, 2019	March 31, 2019	September 29, 2019	March 31, 2019
Prepaid and other current assets:
Lead forward contracts	$701	$—	$—	$—
Foreign currency forward contracts	154	—	—	—
Total assets	$855	$—	$—	$—
Accrued expenses:
Lead forward contracts	$—	$902	$—	$—
Foreign currency forward contracts	—	8	116	241
Total liabilities	$—	$910	$116	$241

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 29, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$7,872	Cost of goods sold	$3,173
Foreign currency forward contracts	(64)	Cost of goods sold	(63)
Total	$7,808		$3,110

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(730)
Total		$(730)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 30, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(11,524)	Cost of goods sold	$(3,742)
Foreign currency forward contracts	138	Cost of goods sold	434
Total	$(11,386)		$(3,308)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$96
Total		$96

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 29, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$4,496	Cost of goods sold	$2,732
Foreign currency forward contracts	(395)	Cost of goods sold	(280)
Total	$4,101		$2,452

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(696)
Total		$(696)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 30, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(11,009)	Cost of goods sold	$(2,719)
Foreign currency forward contracts	720	Cost of goods sold	(803)
Total	$(10,289)		$(3,522)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(622)
Total		$(622)

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2020 and 2019 was based on the estimated effective tax rates applicable for the full years ending March 31, 2020 and March 31, 2019, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates, change in tax laws and the amount of the Company's consolidated income before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures are effective January 1, 2020. Certain provisions of the TRAF were enacted during the current quarter. Significant changes in the tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The transitional provisions of the TRAF allow companies to elect tax basis adjustments to fair value, which is used for tax depreciation and amortization purposes resulting in a deduction over the transitional period. The Company recorded a deferred tax asset of $21,000 during the second quarter of fiscal 2020, related to the amortizable goodwill, subject to final negotiations with the Swiss federal and cantonal tax authority.

The consolidated effective income tax rates for the second quarter of fiscal 2020 and 2019 were (29.5)% and 18.6%, respectively and for the six months of fiscal 2020 and 2019 were (4.0)% and 19.1%, respectively. The rate decrease in the second quarter and six months of fiscal 2020 compared to the comparable prior year periods is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 72% for fiscal 2020 compared to 68% for fiscal 2019. The foreign effective income tax rates for the six months of fiscal 2020 and 2019 were (2.4)% and 11.1%, respectively. The rate decrease compared to the prior year period is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and was taxed at an effective income tax rate of approximately 6% in both the current and prior year quarter of fiscal 2020 and fiscal 2019.

9. Warranty

The Company provides for estimated product warranty expenses when the related products are sold, with related liabilities included within accrued expenses and other liabilities. As warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, costs of claims may ultimately differ from amounts provided. An analysis of changes in the liability for product warranties is as follows:

	Quarter ended		Six months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Balance at beginning of period	$56,179	$49,689	$54,568	$50,602
Current period provisions	6,475	6,181	13,994	11,017
Costs incurred	(7,227)	(7,920)	(13,175)	(12,301)
Foreign currency translation adjustment	(491)	(217)	(451)	(1,585)
Balance at end of period	$54,936	$47,733	$54,936	$47,733

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. During the second quarter of fiscal 2019, the Company also paid $1,272 towards certain aspects related to this matter, which are under appeal. As of September 29, 2019 and March 31, 2019, the Company did not have a reserve balance for these matters.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14,811, which was paid in July 2017. As of September 29, 2019 and March 31, 2019, the Company did not have a reserve balance relating to this matter. Also, in March 2019, the Company settled the remaining portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company’s reserve power battery business and agreed to pay a fine of $7,258, which was paid in April 2019. As of September 29, 2019 and March 31, 2019, the Company had a reserve balance of $0 and $7,258, respectively.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,060 and $1,081 as of September 29, 2019 and March 31, 2019, respectively. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 7 - Derivative Financial Instruments for more details.

11. Restructuring, Exit and Other Charges

Restructuring Plans

During fiscal 2018, the Company announced restructuring programs to improve efficiencies primarily related to supply chain and general operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,400, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 80 employees upon completion. During fiscal 2018, the Company recorded non-cash restructuring charges of $69 and cash charges of $2,260 and an additional $3,104 during fiscal 2019. The Company incurred $1,350 in costs against the accrual in fiscal 2018 and an additional $2,844 in fiscal 2019. During the six months of fiscal 2020, the Company recorded restructuring charges of $248 and incurred $425 in costs against the accrual. As of September 29, 2019, the reserve balance associated with these actions is $865. The Company expects to be committed to an additional $1,700 in restructuring charges related to this action, which it expects to complete in fiscal 2021.

During fiscal 2019, the Company announced restructuring programs to improve efficiencies of its operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $2,500, from charges primarily for employee severance-related payments to approximately 35 employees. During fiscal 2019, the Company recorded restructuring charges of $347 and incurred $83 in costs against the accrual. During the six months of fiscal 2020, the Company recorded restructuring charges of $537 and incurred $632 in costs against the accrual. As of September 29, 2019, the reserve balance associated with these actions is $156. The Company expects to complete these actions in fiscal 2021.

During fiscal 2019, the Company announced restructuring programs to improve efficiencies of its operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $4,100, from cash and non-cash charges primarily for employee severance-related payments to approximately 85 employees. During fiscal 2019, the Company recorded restructuring charges of $1,970, non-cash charges of $2,095 and incurred $1,480 in costs against the accrual. During the six months of fiscal 2020, the Company incurred $484 in costs against the accrual. As of September 29, 2019, the reserve balance associated with this action is $10. The Company expects to complete these actions in fiscal 2020.

During fiscal 2019, the Company announced a restructuring program to improve efficiencies of its operations in Asia and to convert its India operations from mainly reserve power production to motive power production. The Company estimates that the total charges for these actions will amount to approximately $5,300, from cash charges primarily for employee severance-related payments to approximately 150 employees and non-cash charges related to the write-off of fixed assets. During fiscal 2019, the Company recorded cash restructuring charges of $2,772 and non-cash charges of $771 and incurred $1,683 in costs against the accrual. During the six months of fiscal 2020, the Company recorded restructuring charges of $631, non-cash charges of $130 and incurred $1,697 in costs against the accrual. As of September 29, 2019, the reserve balance associated with this action is $70. The Company expects to complete this action in fiscal 2020.

During fiscal 2020, the Company announced a restructuring program to improve efficiencies of its operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $1,400, from cash charges primarily for employee severance-related payments to approximately 50 employees. During the six months of fiscal 2020, the Company recorded restructuring charges of $1,126 and incurred $687 in costs against the accrual. As of September 29, 2019, the reserve balance associated with this action is $441. The Company expects to complete this action in fiscal 2020.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2019	$2,356	$596	$2,952
Accrued	2,369	173	2,542
Costs incurred	(3,229)	(696)	(3,925)
Foreign currency impact	(24)	(3)	(27)
Balance as of September 29, 2019	$1,472	$70	$1,542

Exit Charges

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. Of the estimated total charges of $30,000 for all these actions, the Company had recorded charges amounting to $20,242 in fiscal 2019, relating to severance and inventory and fixed asset write-offs. The Company recorded an additional $1,325 relating to non-cash charges during the six months of fiscal 2020.

In keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, during the second quarter of fiscal 2020, the Company also sold certain licenses and assets for $2,031 and recorded a net gain of $892, which is reported in exit charges.

During the second quarter of fiscal 2020, the Company wrote off $5,441 of assets at its Kentucky and Tennessee plants, as a result of its strategic product mix shift from traditional flooded batteries to maintenance free lead acid and lithium batteries.

During the six months of fiscal 2019, as part of the aforementioned program to convert its India operations from mainly reserve power production to motive power production the Company also recorded a non-cash write-off of reserve power inventories of $526, which was reported in cost of goods sold.

Richmond, Kentucky Plant Fire

On September 19, 2019, a fire broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility. The Company maintains insurance policies for both property damage and business interruption and is in the early stages of assessing damage. Based on its initial assessment, the Company has written off $1,934 for the damage caused to its fixed assets and inventories. The Company also recorded a receivable of $1,934 related to its initial claims for recovery from its property and casualty insurance carriers.

12. Debt

The following summarizes the Company’s long-term debt as of September 29, 2019 and March 31, 2019:

	September 29, 2019		March 31, 2019
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
5.00% Senior Notes due 2023	$300,000	$2,185	$300,000	$2,497
Amended Credit Facility, due 2022	822,625	2,622	677,315	3,062
	$1,122,625	$4,807	$977,315	$5,559
Less: Unamortized issuance costs	4,807		5,559
Long-term debt, net of unamortized issuance costs	$1,117,818		$971,756

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

2017 Credit Facility and Subsequent Amendment

In fiscal 2018, the Company entered into a credit facility (the “2017 Credit Facility”). The 2017 Credit Facility scheduled to mature on September 30, 2022, comprised a $600,000 senior secured revolving credit facility (“2017 Revolver”) and a $150,000 senior secured term loan (“2017 Term Loan”). The Company utilized the borrowings from the 2017 Credit Facility to repay its pre-existing credit facility.

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

As of September 29, 2019, the Company had $389,000 outstanding under the Amended 2017 Revolver and $433,625 under the Amended 2017 Term Loan.

Subsequent to the amendment, the quarterly installments payable on the Amended 2017 Term Loan are $5,645 beginning December 31, 2018, $8,468 beginning December 31, 2019 and $11,290 beginning December 31, 2020 with a final payment of $320,000 on September 30, 2022. The Amended Credit Facility may be increased by an aggregate amount of $325,000 in revolving commitments and / or one or more new tranches of term loans, under certain conditions. Both the Amended 2017 Revolver and the Amended 2017 Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) plus (i) LIBOR plus between 1.25% and 2.00% (currently 1.50% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%. Obligations under the Amended Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the Amended Credit Facility and up to 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The Amended Credit Facility allows for up to two temporary increases in the maximum leverage ratio from 3.50x to 4.00x for a four quarter period following an acquisition larger than $250,000. Effective December 7, 2018 through December 27, 2019, the maximum leverage ratio has been increased to 4.00x.

The current portion of the Amended 2017 Term Loan of $33,888 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under the Amended Credit Facility.

Short-Term Debt

As of September 29, 2019 and March 31, 2019, the Company had $34,351 and $54,490, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 4% at September 29, 2019 and March 31, 2019.

Letters of Credit

As of September 29, 2019 and March 31, 2019, the Company had standby letters of credit of $4,306 and $3,955, respectively.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $374 and $314, respectively, for the quarters ended September 29, 2019 and September 30, 2018 and $752 and $627 for the six months ended September 29, 2019 and September 30, 2018. Debt issuance costs, net of accumulated amortization, totaled $4,807 and $5,559, respectively, at September 29, 2019 and March 31, 2019.

Available Lines of Credit

As of September 29, 2019 and March 31, 2019, the Company had available and undrawn, under all its lines of credit, $425,615 and $546,960, respectively, including $118,921 and $87,685, respectively, of uncommitted lines of credit as of September 29, 2019 and March 31, 2019.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service cost	$—	$—	$227	$252
Interest cost	154	157	364	457
Expected return on plan assets	(114)	(135)	(518)	(535)
Amortization and deferral	51	36	245	304
Net periodic benefit cost	$91	$58	$318	$478

	United States Plans		International Plans
	Six months ended		Six months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service cost	$—	$—	$462	$507
Interest cost	308	316	740	927
Expected return on plan assets	(226)	(257)	(1,056)	(1,087)
Amortization and deferral	103	92	498	616
Net periodic benefit cost	$185	$151	$644	$963

14. Stock-Based Compensation

As of September 29, 2019, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $4,994 for the second quarter of fiscal 2020 and $4,788 for the second quarter of fiscal 2019. Stock-based compensation expense was 8,868 for the six months of fiscal 2020 and $9,129 for the six months of fiscal 2019. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the six months of fiscal 2020, the Company granted to non-employee directors 32,460 restricted stock units, pursuant to the 2017 EIP. The awards vest immediately upon the date of grant and are settled in shares of common stock, six months after termination of service as a director.

During the six months of fiscal 2020, the Company granted to management and other key employees 284,109 non-qualified stock options that vest ratably over three years from the date of grant, 62,512 PSUs and 51,063 TSRs units that cliff vest three years from the date of grant, and 301,321 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the six months of fiscal 2020 included the vesting of 162,119 restricted stock units, 171,980 TSRs and the exercise of 661 stock options.

As of September 29, 2019, there were 825,153 non-qualified stock options, 888,525 restricted stock units, 207,340 TSRs and 102,006 PSUs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the six months ended September 29, 2019:

Shares outstanding as of March 31, 2019	42,620,750
Purchase of treasury stock	(581,140)
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	242,224
Shares outstanding as of September 29, 2019	42,281,834

Treasury Stock

During the six months ended September 29, 2019, the Company purchased 581,140 shares for $34,561. At September 29, 2019 and March 31, 2019, the Company held 12,803,302 and 12,227,773 shares as treasury stock, respectively. During the six months ended September 29, 2019, the Company also issued 5,611 shares out of its treasury stock, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of September 29, 2019 and March 31, 2019, are as follows:

	March 31, 2019	Before Reclassifications	Amounts Reclassified from AOCI	September 29, 2019
Pension funded status adjustment	$(20,791)	$—	$474	$(20,317)
Net unrealized (loss) gain on derivative instruments	(130)	3,129	(1,872)	1,127
Foreign currency translation adjustment	(121,761)	(35,196)	—	(156,957)
Accumulated other comprehensive (loss) income	$(142,682)	$(32,067)	$(1,398)	$(176,147)

The following table presents reclassifications from AOCI during the second quarter ended September 29, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(3,110)	Cost of goods sold
Tax expense	736
Net unrealized gain on derivative instruments, net of tax	$(2,374)

Defined benefit pension costs:
Prior service costs and deferrals	$296	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(59)
Net periodic benefit cost, net of tax	$237

The following table presents reclassifications from AOCI during the second quarter ended September 30, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$3,308	Cost of goods sold
Tax benefit	(777)
Net unrealized loss on derivative instruments, net of tax	$2,531

Defined benefit pension costs:
Prior service costs and deferrals	$340	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(40)
Net periodic benefit cost, net of tax	$300

The following table presents reclassifications from AOCI during the six months ended September 29, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(2,452)	Cost of goods sold
Tax expense	580
Net unrealized gain on derivative instruments, net of tax	$(1,872)

Defined benefit pension costs:
Prior service costs and deferrals	$601	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(127)
Net periodic benefit cost, net of tax	$474

The following table presents reclassifications from AOCI during the six months ended September 30, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$3,522	Cost of goods sold
Tax benefit	(827)
Net unrealized loss on derivative instruments, net of tax	$2,695

Defined benefit pension costs:
Prior service costs and deferrals	$708	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(108)
Net periodic benefit cost, net of tax	$600

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the six months ended September 29, 2019:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2019	$—	$548	$512,696	$(530,760)	$1,450,325	$(142,682)	$(7,840)	$1,282,287	$3,730	$1,286,017
Stock-based compensation	—	—	3,874	—	—	—	—	3,874	—	3,874
Exercise of stock options	—	3	35	—	—	—	—	38	—	38
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(6,081)	—	—	—	—	(6,081)	—	(6,081)
Purchase of common stock	—	—	—	(23,029)	—	—	—	(23,029)	—	(23,029)
Other	—	—	(80)	—	—	—	—	(80)	—	(80)
Net earnings	—	—	—	—	48,636	—	—	48,636	—	48,636
Dividends ($0.175 per common share)	—	—	133	—	(7,632)	—	—	(7,499)	—	(7,499)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $68)	—	—	—	—	—	237	—	237	—	237
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $720)	—	—	—	—	—	(2,329)	—	(2,329)	—	(2,329)
Foreign currency translation adjustment	—	—	—	—	—	(3,128)	—	(3,128)	(83)	(3,211)
Balance at June 30, 2019	$—	$551	$510,577	$(553,789)	$1,491,329	$(147,902)	$(7,840)	$1,292,926	$3,647	$1,296,573
Stock-based compensation	—	—	4,994	—	—	—	—	4,994	—	4,994
Exercise of stock options	—	—	(13)	—	—	—	—	(13)	—	(13)
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(169)	—	—	—	—	(169)	—	(169)
Purchase of common stock	—	—	—	(11,532)	—	—	—	(11,532)	—	(11,532)
Reissuance of treasury stock towards employee stock purchase plan	—	—	—	213	—	—	—	213	—	213
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	2,002	2,002	—	2,002
Net earnings	—	—	—	—	62,698	—	—	62,698	—	62,698
Dividends ($0.175 per common share)	—	—	209	—	(7,608)	—	—	(7,399)	—	(7,399)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $59)	—	—	—	—	—	237	—	237	—	237
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,112)	—	—	—	—	—	3,586	—	3,586	—	3,586
Foreign currency translation adjustment	—	—	—	—	—	(32,068)	—	(32,068)	(131)	(32,199)
Balance at September 29, 2019	$—	$551	$515,598	$(565,108)	$1,546,419	$(176,147)	$(5,838)	$1,315,475	$3,516	$1,318,991

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the six months ended September 30, 2018:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2018	$—	$546	$477,288	$(560,991)	$1,320,549	$(41,717)	$—	$1,195,675	$5,436	$1,201,111
Stock-based compensation	—	—	4,341	—	—	—	—	4,341	—	4,341
Exercise of stock options	—	2	6,795	—	—	—	—	6,797	—	6,797
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(3,453)	—	—	—	—	(3,453)	—	(3,453)
Other	—	—	(152)	—	—	—	—	(152)	—	(152)
Net earnings	—	—	—	—	45,860	—	—	45,860	160	46,020
Dividends ($0.175 per common share)	—	—	141	—	(7,512)	—	—	(7,371)	—	(7,371)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $68)	—	—	—	—	—	300	—	300	—	300
Net unrealized gain (loss) on derivative instruments (net of tax expense of $306)	—	—	—	—	—	1,005	—	1,005	—	1,005
Foreign currency translation adjustment	—	—	—	—	—	(71,664)	—	(71,664)	(499)	(72,163)
Balance at July 1, 2018	$—	$548	$484,960	$(560,991)	$1,358,897	$(112,076)	$—	$1,171,338	$5,097	$1,176,435
Stock-based compensation	—	—	4,788	—	—	—	—	4,788	—	4,788
Exercise of stock options	—	—	1,469	—	—	—	—	1,469	—	1,469
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	69	—	—	—	—	69	—	69
Other	—	—	(1)	—	—	—	—	(1)	—	(1)
Net earnings	—	—	—	—	47,424	—	—	47,424	23	47,447
Dividends ($0.175 per common share)	—	—	187	—	(7,563)	—	—	(7,376)	—	(7,376)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $40)	—	—	—	—	—	300	—	300	—	300
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,899)	—	—	—	—	—	(6,179)	—	(6,179)	—	(6,179)
Foreign currency translation adjustment	—	—	—	—	—	(13,927)	—	(13,927)	(223)	(14,150)
Balance at September 30, 2018	$—	$548	$491,472	$(560,991)	$1,398,758	$(131,882)	$—	$1,197,905	$4,897	$1,202,802

16. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net earnings attributable to EnerSys stockholders	$62,698	$47,424	$111,334	93,284
Weighted-average number of common shares outstanding:
Basic	42,392,039	42,133,484	42,524,189	42,073,015
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	316,043	640,222	389,069	600,829
Diluted weighted-average number of common shares outstanding	42,708,082	42,773,706	42,913,258	42,673,844
Basic earnings per common share attributable to EnerSys stockholders	$1.48	$1.13	$2.62	$2.22
Diluted earnings per common share attributable to EnerSys stockholders	$1.47	$1.11	$2.59	$2.19
Anti-dilutive equity awards not included in diluted weighted-average common shares	1,005,326	409,425	831,068	286,755

17. Business Segments

The Company's three reportable segments, based on geographic regions, are as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA;

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

Summarized financial information related to the Company's reportable segments for the second quarter and six months ended September 29, 2019 and September 30, 2018, is shown below:

	Quarter ended		Six months ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales by segment to unaffiliated customers
Americas	$524,939	$388,574	$1,042,049	$781,148
EMEA	182,803	203,997	386,001	414,491
Asia	54,395	67,891	114,317	135,753
Total net sales	$762,137	$660,462	$1,542,367	$1,331,392
Net sales by product line
Reserve power	$426,822	$313,338	$862,665	$637,356
Motive power	335,315	347,124	679,702	694,036
Total net sales	$762,137	$660,462	$1,542,367	$1,331,392
Intersegment sales
Americas	$8,864	$7,888	$17,428	$13,746
EMEA	37,842	35,039	74,723	67,126
Asia	5,084	8,055	12,042	15,669
Total intersegment sales (1)	$51,790	$50,982	$104,193	$96,541
Operating earnings by segment
Americas	$52,137	$48,306	$106,493	$96,042
EMEA	13,295	13,829	29,006	31,032
Asia	(440)	2,343	201	3,848
Restructuring charges - Americas	(541)	—	(1,126)	—
Restructuring and other exit charges - EMEA	(32)	(1,007)	(1,326)	(2,199)
Restructuring charges - Asia	(268)	(114)	(761)	(661)
Inventory adjustment relating to exit activities - Asia	—	—	—	(526)
Fixed asset write-off relating to exit activities and other - Americas	(5,441)	—	(5,441)	—
Total operating earnings (2)	$58,710	$63,357	$127,046	$127,536

(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.
(2) The Company does not allocate interest expense or other (income) expense to the reportable segments.

Goodwill

The changes in the carrying amount of goodwill by reportable segment during fiscal 2020 are as follows:

	Americas	EMEA	Asia	Total
Balance at March 31, 2019	$470,194	$143,269	$42,936	$656,399
Foreign currency translation adjustment	(538)	(4,732)	(1,893)	(7,163)
Balance as of September 29, 2019	$469,656	$138,537	$41,043	$649,236

18. Subsequent Events

On November 6, 2019, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on
December 27, 2019, to stockholders of record as of December 13, 2019.

On September 30, 2019, the Company completed the acquisition of all of the equity of N Holding AB (aka NorthStar) for $78,000 in cash consideration and the assumption of $104,500 in debt, which was funded using existing cash and credit facilities. NorthStar, headquartered in Stockholm, Sweden, through its direct and indirect subsidiaries, manufactures and distributes thin plate pure lead (TPPL) batteries and battery enclosures.

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

•
our ability to successfully recover in the event of a disaster affecting our infrastructure , supply chain, or our facilities, such as the Richmond, Kentucky facility, including, but not limited to, satisfactory resolution of insurance coverage and claims for both property damage, business interruption and other insurable losses, strategy for business interruption and revenue loss;

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

We did not change our reportable segments this quarter as previously disclosed. We are continuing to make our evaluation based on more current information.

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

NorthStar Acquisition

On September 30, 2019, we completed the acquisition of NorthStar, headquartered in Stockholm, Sweden, for $78.0 million in cash consideration and the assumption of $104.5 million in debt, which was funded using existing cash and credit facilities. NorthStar, through its direct and indirect subsidiaries, manufactures and distributes thin plate pure lead (TPPL) batteries and battery enclosures.

Economic Climate

Recent indicators suggest a slowdown in economic activity among all the different geographical regions in which we do business.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. During fiscal 2019, our selling prices rose in response to increased lead and other commodity costs. Lead prices rose for the most part of fiscal 2018, peaked in the first quarter of fiscal 2019 and then declined sequentially in every quarter in fiscal 2019. In the first half of our fiscal 2020, our selling prices declined in response to declining commodity costs. Based on current commodity markets, we will likely see continued year over year benefits from declining commodity costs, with some related reduction in our selling prices in the upcoming year.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $425 million of available cash and cash equivalents and available and undrawn credit lines of approximately $426 million at September 29, 2019 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

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

Results of Operations

Net Sales

Net sales increased $101.6 million or 15.4% in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019. This increase was the result of a 22% increase due to the Alpha acquisition, partially offset by a 4% decrease in organic volume, a 2% decrease in foreign currency translation impact and a 1% decrease in pricing.

Net sales increased $210.9 million or 15.8% in the six months of fiscal 2020 as compared to the six months of fiscal 2019. This increase was the result of a 22% increase due to the Alpha acquisition, partially offset by a 3% decrease in organic volume, a 2% decrease in foreign currency translation impact and a 1% decrease in pricing.

Segment sales

	Quarter ended September 29, 2019		Quarter ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$524.9	68.9%	$388.6	58.8%	$136.3	35.1%
EMEA	182.8	24.0	204.0	30.9	(21.2)	(10.4)
Asia	54.4	7.1	67.9	10.3	(13.5)	(19.9)
Total net sales	$762.1	100.0%	$660.5	100.0%	$101.6	15.4%

	Six months ended September 29, 2019		Six months ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$1,042.0	67.6%	$781.1	58.7%	$260.9	33.4%
EMEA	386.0	25.0	414.5	31.1	(28.5)	(6.9)
Asia	114.3	7.4	135.8	10.2	(21.5)	(15.8)
Total net sales	$1,542.3	100.0%	$1,331.4	100.0%	$210.9	15.8%

The Americas segment’s net sales increased $136.3 million or 35.1% in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019, primarily due to a 38% increase from the Alpha acquisition, partially offset by a 1% decrease each in organic volume, pricing and foreign currency translation impact. Net sales increased $260.9 or 33.4% in the six months of fiscal 2020 as compared to the six months of fiscal 2019, primarily due to a 38% increase from the Alpha acquisition, partially offset by a 3% decrease in organic volume and a 1% decrease each in pricing and foreign currency translation impact.

The EMEA segment’s net sales decreased $21.2 million or 10.4% in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019, primarily due to a 5% decrease in foreign currency translation impact, a 4% decrease in organic volume and a 1% decrease in pricing. Net sales decreased $28.5 or 6.9% in the six months of fiscal 2020 as compared to the six months of fiscal 2019, primarily due to a 5% decrease due to foreign currency translation impact and a 1% decrease each in organic volume and pricing.

The Asia segment’s net sales decreased $13.5 million or 19.9% in the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019, primarily due to a 17% decrease in organic volume and a 3% decrease in foreign currency translation impact. Net sales decreased $21.5 or 15.8% in the six months of fiscal 2020 as compared to the six months of fiscal 2019, primarily due to a 12% decrease in organic volume and a 4% decrease in foreign currency translation impact.

Product line sales

	Quarter ended September 29, 2019		Quarter ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$426.8	56.0%	$313.4	47.4%	$113.4	36.2%
Motive power	335.3	44.0	347.1	52.6	(11.8)	(3.4)
Total net sales	$762.1	100.0%	$660.5	100.0%	$101.6	15.4%

	Six months ended September 29, 2019		Six months ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$862.6	55.9%	$637.4	47.9%	$225.2	35.4%
Motive power	679.7	44.1	694.0	52.1	(14.3)	(2.1)
Total net sales	$1,542.3	100.0%	$1,331.4	100.0%	$210.9	15.8%

Net sales of our reserve power products in the second quarter of fiscal 2020 increased $113.4 million or 36.2% compared to the second quarter of fiscal 2019. The increase was primarily due to a 46% increase from the Alpha acquisition, partially offset by a 7% decrease in organic volume, a 2% decrease in foreign currency translation impact and a 1% decrease in pricing. The decrease in organic volume is primarily from the deferral of spending by telecom and broadband customers and the conclusion of a large enclosure order a year ago. Net sales increased $225.2 or 35.4% in the six months of fiscal 2020 as compared to the six months of fiscal 2019, primarily due to a 47% increase from the Alpha acquisition, partially offset by a 9% decrease in organic volume, a 2% decrease in foreign currency translation impact and a 1% decrease in pricing.

Net sales of our motive power products segment in the second quarter of fiscal 2020 decreased by $11.8 million or 3.4% compared to the second quarter of fiscal 2019. The decrease was primarily due to a 2% decrease in foreign currency translation impact and a 1% decrease in pricing. Net sales decreased $14.3 or 2.1% in the six months of fiscal 2020 as compared to the six months of fiscal 2019, primarily due to a 3% decrease in foreign currency translation impact and a 1% decrease in pricing, partially offset by a 2% increase in organic volume.

Gross Profit

	Quarter ended September 29, 2019		Quarter ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$197.3	25.9%	$160.9	24.4%	$36.4	22.7%

	Six months ended September 29, 2019		Six months ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$398.8	25.9%	$326.2	24.5%	$72.6	22.3%

Gross profit increased $36.4 million or 22.7% in the second quarter and increased $72.6 million or 22.3% in the six months of fiscal 2020 compared to the comparable periods of fiscal 2019. Gross profit, as a percentage of net sales, increased 150 basis points and 140 basis points in the second quarter and six months of fiscal 2020 compared to the second quarter and six months of fiscal 2019, respectively. This increase in the gross profit margin in both the second quarter and six months, is largely a function of declines in commodity costs relative to pricing, as well as the impact of Alpha's higher margins, partially offset by higher manufacturing costs.

Operating Items

	Quarter ended September 29, 2019		Quarter ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$132.3	17.4%	$96.5	14.6%	$35.8	37.3%
Restructuring charges	$6.3	0.8%	$1.1	0.2%	$5.2	NM

	Six months ended September 29, 2019		Six months ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$263.1	17.1%	$195.8	14.7%	$67.3	34.4%
Restructuring charges	$8.7	0.6%	$2.9	0.2%	$5.8	NM
NM = not meaningful

Operating expenses, as a percentage of sales, increased 280 basis points and 240 basis points in the second quarter and six months of fiscal 2020, respectively, compared to the comparable periods of fiscal 2019. Excluding the impact of the foreign currency translation, the increase in dollars reflects the inclusion of Alpha and the additional investments in new product development.

Selling expenses, our main component of operating expenses, were 44.3% and 44.7% of total operating expenses in the second quarter and six months, respectively, compared to 47.9% and 48.7% of total operating expenses in the second quarter and six months of fiscal 2019.

Restructuring, Exit and Other Charges

Included in our second quarter of fiscal 2020 operating results are restructuring charges of $0.5 million in the Americas and $0.3 million in Asia, all of which relate to improving operational efficiencies in the respective regions. Also included in the second quarter of fiscal 2020 operating results are non-cash exit charges of $0.7 million in EMEA, relating to the closure of our facility in Targovishte, Bulgaria.

In keeping with our strategy of exiting the manufacture of batteries for diesel-electric submarines, during the second quarter of fiscal 2020, we sold certain licenses and assets for $2.0 million and recorded a net gain of $0.9 million, which is reported as other exit charges.

During the second quarter of fiscal 2020, we wrote off $5.5 million of assets at our Kentucky and Tennessee plants, as a result of our strategic product mix shift from traditional flooded batteries to maintenance free lead acid and lithium batteries.

Included in our second quarter of fiscal 2019 operating results are restructuring charges of $1.0 million in EMEA and $0.1 million in Asia. The charges in the EMEA relate to improving efficiencies of our general operations, while charges in Asia relate to a strategic shift in our India operations from reserve power production to motive power production.

Richmond, Kentucky Plant Fire

On September 19, 2019, a fire broke out in the battery formation area of our Richmond, Kentucky motive power production facility. We maintain insurance policies for both property damage and business interruption and are in the early stages of assessing damage. Based on our initial assessment, we have written off $1.9 million for the damage caused to our fixed assets and inventories. We also recorded a receivable of $1.9 million, related to our initial claims for recovery from our property and casualty insurance carriers.

Operating Earnings

	Quarter ended September 29, 2019		Quarter ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$52.1	9.9%	$48.3	12.4%	$3.8	7.9%
EMEA	13.3	7.3	13.8	6.8	(0.5)	(3.9)%
Asia	(0.4)	(0.8)	2.3	3.5	(2.7)	NM
Subtotal	65.0	8.5	64.4	9.8	0.6	(0.8)
Restructuring charges - Americas	(0.5)	(0.1)	—	—	(0.5)	NM
Restructuring and other exit charges - EMEA	—	—	(1.0)	(0.5)	1.0	(96.8)
Restructuring charges - Asia	(0.3)	(0.5)	(0.1)	(0.2)	(0.2)	NM
Fixed asset write-off relating to exit activities and other - Americas	(5.5)	(1.0)	—	—	(5.5)	NM
Total operating earnings	$58.7	7.7%	$63.3	9.6%	$(4.6)	(7.3)%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

	Six months ended September 29, 2019		Six months ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$106.5	10.2%	$96.1	12.3%	$10.4	10.9%
EMEA	29.0	7.5	31.0	7.5	(2.0)	(6.5)%
Asia	0.2	0.2	3.8	2.8	(3.6)	(94.8)
Subtotal	135.7	8.8	130.9	9.8	4.8	3.6
Restructuring charges - Americas	(1.1)	(0.1)	—	—	(1.1)	NM
Restructuring and other exit charges - EMEA	(1.3)	(0.3)	(2.2)	(0.5)	0.9	(39.7)
Restructuring charges - Asia	(0.8)	(0.7)	(0.7)	(0.5)	(0.1)	15.1
Fixed asset write-off relating to exit activities and other - Americas	(5.5)	(0.5)	—	—	(5.5)	NM
Inventory write-off relating to exit activities - Asia	—	—	(0.5)	(0.4)	0.5	NM
Total operating earnings	$127.0	8.2%	$127.5	9.6%	$(0.5)	(0.4)%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $4.6 million or 7.3% and decreased $0.5 million or 0.4% in the second quarter and six months of fiscal 2020, respectively, compared to the second quarter and six months of fiscal 2019. Operating earnings, as a percentage of net sales, decreased 190 basis points and 140 basis points in the second quarter and six months of fiscal 2020, respectively, compared to the second quarter and six months of fiscal 2019, primarily due to ERP execution challenges at our Richmond, Kentucky, facility which continued to result in missed sales opportunities and higher manufacturing costs as well as the decline in our organic volume across all the regions.

The Americas segment's operating earnings, excluding restructuring, exit and other charges, decreased 250 basis points and 210 basis points in the second quarter and six months of fiscal 2020, respectively, compared to the second quarter and six months of fiscal 2019. The decrease is primarily due to ERP execution challenges at our Richmond, Kentucky, facility which continued to result in missed sales opportunities, tariffs and higher manufacturing costs. This negative impact was partially offset by the impact of lower commodity costs and Alpha's contribution to operating earnings of $18 million or 12.6% of its sales for the second quarter and $35 million or 11.8% of its sales for the six months of fiscal 2020.

The EMEA segment's operating earnings, excluding restructuring and other exit charges, increased 50 basis points in the second quarter and remained flat in the six months of fiscal 2020, compared to the second quarter and six months of fiscal 2019 due to lower commodity costs offset by lower pricing.

The Asia segment's operating earnings, excluding restructuring charges, decreased 430 basis points and 260 basis points in the second quarter and six months of fiscal 2020, respectively, compared to the second quarter and six months of fiscal 2019 primarily due to lower organic volume caused by the slowdown in the Chinese economy.

Interest Expense

	Quarter ended September 29, 2019		Quarter ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$10.1	1.3%	$6.4	1.0%	$3.7	57.5%

	Six months ended September 29, 2019		Six months ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$21.0	1.4%	$12.9	1.0%	$8.1	62.4%

Interest expense of $10.1 million in the second quarter of fiscal 2020 (net of interest income of $0.6 million) was $3.7 million higher than the interest expense of $6.4 million in the second quarter of fiscal 2019 (net of interest income of $0.5 million). Interest expense of $21.0 million in the six months of fiscal 2020 (net of interest income of $1.1 million) was $8.1 million higher than the interest expense of $12.9 million in the six months of fiscal 2019 (net of interest income of $1.4 million).

The increase in interest expense in the second quarter and six months of fiscal 2020 is primarily due to higher average debt. Our average debt outstanding was $1,059.8 million in both the second quarter and six months of fiscal 2020 compared to $628.3 million and $619.8 million in the second quarter and six months of fiscal 2019. The increased borrowings were primarily to fund the Alpha acquisition in the third quarter of fiscal 2019.

Included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $0.7 million in the second quarter and six months of fiscal 2020 compared to $0.3 million and $0.6 million, in the second quarter and six months of fiscal 2019.

Other (Income) Expense, Net

	Quarter ended September 29, 2019		Quarter ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$0.2	—%	$(1.3)	(0.2)%	$1.5	NM
NM = not meaningful

	Six months ended September 29, 2019		Six months ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(1.0)	(0.1)%	$(0.9)	(0.1)%	$(0.1)	(4.4)%

Other (income) expense, net in the second quarter of fiscal 2020 was expense of $0.2 million compared to income of $1.3 million in the second quarter of fiscal 2019. Other (income) expense, net in the six months of fiscal 2020 was income of $1.0 million compared to income of $0.9 million in the six months of fiscal 2019. Foreign currency impact resulted in a loss of $0.2 million and a gain of $1.1 million, in the second quarter and six months of fiscal 2020, respectively, compared to a foreign currency gain of $1.8 million and $2.2 million in the second quarter and six months of fiscal 2019.

Earnings Before Income Taxes

	Quarter ended September 29, 2019		Quarter ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$48.4	6.4%	$58.2	8.8%	$(9.8)	(16.9)%

	Six months ended September 29, 2019		Six months ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$107.0	6.9%	$115.5	8.7%	$(8.5)	(7.4)%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2020 decreased $9.8 million, or 16.9%, compared to the second quarter of fiscal 2019 and decreased $8.5 million or 7.4%, in the six months of fiscal 2020, compared to the six months of fiscal 2019.

Income Tax (Benefit) Expense

	Quarter ended September 29, 2019		Quarter ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax (benefit) expense	$(14.3)	(1.8)%	$10.8	1.6%	$(25.1)	NM
Effective tax rate	(29.5)%		18.6%		(48.1)%

	Six months ended September 29, 2019		Six Months Ended September 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax (benefit) expense	$(4.3)	(0.3)%	$22.1	1.7%	$(26.4)	NM
Effective tax rate	(4.0)%		19.1%		(23.1)%
NM = not meaningful

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2020 and 2019 was based on the estimated effective tax rates applicable for the full years ending March 31, 2020 and March 31, 2019, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate, change in tax laws and the amount of our consolidated income before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures are effective January 1, 2020. Certain provisions of the TRAF were enacted during the current quarter. Significant changes in the tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The transitional provisions of the TRAF allow companies to elect tax basis adjustments to fair value, which is used for tax depreciation and amortization purposes resulting in a deduction over the transitional period. We recorded a deferred tax asset of $21.0 million during the second quarter of fiscal 2020, related to the amortizable goodwill, subject to final negotiations with the Swiss federal and cantonal tax authority.

The consolidated effective income tax rates for the second quarters of fiscal 2020 and 2019 were (29.5)% and 18.6%, respectively and were (4.0)% and 19.1% for the six months of fiscal 2020 and 2019, respectively. The rate decrease in the second quarter and six months of fiscal

2020 compared to the comparable prior year periods is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 72% for fiscal 2020 compared to 68% for fiscal 2019. The foreign effective income tax rates for the six months of fiscal 2020 and 2019 were (2.4)% and 11.1%, respectively. The rate decrease compared to the prior year period is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6% in both the current and prior year quarter of fiscal 2020 and fiscal 2019.

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

Liquidity and Capital Resources

Cash Flow Analysis

Operating activities provided cash of $105.1 million in the six months of fiscal 2020 compared to $84.0 million in the comparable period of fiscal 2019. In the six months of fiscal 2020, cash provided by operating activities was primarily from net earnings of $111.3 million, depreciation and amortization of $41.1 million, non-cash charges relating to restructuring, exit and other charges of $10.0 million, stock-based compensation of $8.9 million, provision for doubtful debts of $3.2 million and non-cash interest of $0.8 million, partially offset by deferred taxes of $21.0 million resulting from the Swiss Tax Reform. Cash provided by earnings adjusted for non-cash items were partially offset by the increase in primary working capital of $6.9 million, net of currency translation changes. Accrued expenses decreased by $18.5 million primarily for payments of $7.3 million related to the German competition authority matter (See Note 10 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q) and $6.1 million paid to the seller in connection with the Alpha acquisition, for certain reimbursable pre-acquisition items. Prepaid and other current assets increased by $18.2 million, primarily due to contract assets of $8.0 million, $4.0 million receivable from the Seller (Alpha) and insurance receivable of $1.9 million relating to the Richmond plant claim. Other liabilities decreased by $10.0 million due to income taxes.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $815.3 million (yielding a primary working capital percentage of 26.7%) at September 29, 2019, $835.6 million (yielding a primary working capital percentage of 26.2%) at March 31, 2019 and $666.0 million at September 30, 2018 (yielding a primary working capital percentage of 25.2%). The primary working capital percentage of 26.7% at September 29, 2019 is 50 basis points higher than that for March 31, 2019, and 150 basis points higher than that for the prior year period. The increase in primary working capital compared to the prior year period is primarily due to the inclusion of the Alpha primary working capital components, while the increase of 50 basis points increase from March 31, 2019 is primarily due to the build up of inventories partially offset by a decrease in accounts receivable and payable, due to lower seasonal sales.

Primary working capital and primary working capital percentages at September 29, 2019, March 31, 2019 and September 30, 2018 are computed as follows:

($ in Millions)
Balance At (1)	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
September 29, 2019	$585.1	$507.1	$(276.9)	$815.3	$3,048.5	26.7%
March 31, 2019	624.1	503.9	(292.4)	835.6	3,186.4	26.2
September 30, 2018	519.5	396.4	(249.9)	666.0	2,641.8	25.2
(1) The Company acquired Alpha on December 7, 2018, as disclosed in Note 4 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q. Therefore, the Primary working capital and related calculations as of September 30, 2018 do not include Alpha's primary working capital and its components.

Investing activities used cash of $40.7 million in the six months of fiscal 2020 which primarily consisted of capital expenditures of $43.4 million, relating to plant improvements.

Investing activities used cash of $35.3 million in the six months of fiscal 2019 and primarily consisted of capital expenditures relating to plant improvements.

Financing activities provided cash of $68.8 million in the six months of fiscal 2020. During the six months of fiscal 2020, we borrowed $285.0 million under the Amended 2017 Revolver and repaid $135.0 million of the Amended 2017 Revolver. Repayment on the Amended 2017 Term Loan was $5.6 million and net payments on short-term debt were $20.0 million. Treasury stock open market purchases were $34.6 million, payment of cash dividends to our stockholders were $14.9 million and payment of taxes related to net share settlement of equity awards were $6.2 million.

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

Currency translation had a negative impact of $7.5 million on our cash balance in the six months of fiscal 2020 compared to a negative impact of $32.5 million in the six months of fiscal 2019. In the six months of fiscal 2020, principal currencies in which we do business such as the Euro, Swiss franc, Polish zloty and British Pound weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $125.6 million to $424.8 million, in the six months of fiscal 2020 compared to an increase by $23.1 million to $545.2 million, in the comparable period of fiscal 2019.

Debt and Compliance with Debt Covenants

In fiscal 2019, we amended our then existing credit facility (as amended, the “Amended Credit Facility”). The Amended Credit Facility consists of $449.1 million senior secured term loans (the “Amended 2017 Term Loan”), including a CAD 133.0 million ($99.1 million) term loan and a $700.0 million senior secured revolving credit facility (the “Amended 2017 Revolver”). The Amended Credit Facility has a maturity date of September 30, 2022.

During the current quarter, we borrowed on the Amended 2017 Revolver and repatriated additional funds from our international subsidiaries to finance the acquisition of NorthStar, which was completed subsequent to the end of the quarter.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2019 Annual Report for the year ended March 31, 2019. As of September 29, 2019, except for presentation changes resulting from the adoption of ASC 842 effective our first quarter of fiscal 2020, we had no significant changes to our contractual obligations table contained in our 2019 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at September 29, 2019 are $0.8 million (pre-tax). Those contracts that result in an asset position at September 29, 2019 are $1.5 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $8.7 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
September 29, 2019	$49.9	54.0	$0.92	7%
March 31, 2019	39.2	42.0	0.93	7
September 30, 2018	67.5	68.9	0.98	12
(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe approximately 64% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at September 29, 2019, lead purchased by September 29, 2019 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $15 million and $32 million, in the second quarter and six months of fiscal 2020.

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

At September 29, 2019 and September 30, 2018, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $3.5 million and $2.5 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective. We completed the Alpha acquisition on December 7, 2018 and are in the process, but have not yet concluded our assessment of the effectiveness of our internal control over financial reporting including Alpha. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Alpha. For the second quarter and six months of fiscal 2020, Alpha accounted for $146.0 million and $297.1 million, respectively, of our total net sales and as of September 29, 2019 had total assets of $949.2 million.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
July 1 – July 28, 2019	—	$—	—	$20,535,323
July 29 – August 25, 2019	207,347	56.32	204,797	9,002,889
August 26 – September 29, 2019	—	—	—	9,002,889
Total	207,347	$56.32	204,797

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.
(2) On November 8, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date which has a remaining authorization of $59.1 million as of September 29, 2019. The authorization is in addition to the existing stock repurchase programs.

Item 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

10.1	Share Purchase Agreement, dated September 30, 2019, by and among EnerSys, Altor Fund II GP Limited, and the persons listed as minority sellers therein (filed herewith).

10.2	EnerSys Voluntary Deferred Compensation Plan for Executives as amended and restated effective April 1, 2020 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Chief Financial Officer
Date: November 6, 2019