Form 10-Q
period 2019-12-29
EnerSys
filed 2020-02-05
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2019

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

Common Stock outstanding at January 31, 2020: 42,308,899 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 29, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$272,510	$299,212
Accounts receivable, net of allowance for doubtful accounts: December 29, 2019 - $13,887; March 31, 2019 - $10,813	578,440	624,136
Inventories, net	557,513	503,869
Prepaid and other current assets	113,982	109,431
Total current assets	1,522,445	1,536,648
Property, plant, and equipment, net	473,030	409,439
Goodwill	679,051	656,399
Other intangible assets, net	522,356	462,316
Deferred taxes	56,368	40,466
Other assets	88,181	12,925
Total assets	$3,341,431	$3,118,193
Liabilities and Equity
Current liabilities:
Short-term debt	$36,727	$54,490
Accounts payable	278,821	292,449
Accrued expenses	278,467	265,994
Total current liabilities	594,015	612,933
Long-term debt, net of unamortized debt issuance costs	1,088,254	971,756
Deferred taxes	75,231	82,112
Other liabilities	214,256	165,375
Total liabilities	1,971,756	1,832,176
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 29, 2019 and at March 31, 2019	—	—
Common Stock, 0.01 par value per share, 135,000,000 shares authorized, 55,098,313 shares issued and 42,298,716 shares outstanding at December 29, 2019; 54,848,523 shares issued and 42,620,750 shares outstanding at March 31, 2019	551	548
Additional paid-in capital	522,146	512,696
Treasury stock at cost, 12,799,597 shares held as of December 29, 2019 and 12,227,773 shares held as of March 31, 2019	(564,877)	(530,760)
Retained earnings	1,566,115	1,450,325
Contra equity - indemnification receivable	(6,607)	(7,840)
Accumulated other comprehensive loss	(151,233)	(142,682)
Total EnerSys stockholders’ equity	1,366,095	1,282,287
Nonredeemable noncontrolling interests	3,580	3,730
Total equity	1,369,675	1,286,017
Total liabilities and equity	$3,341,431	$3,118,193
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	December 29, 2019	December 30, 2018
Net sales	$763,698	$680,022
Cost of goods sold	574,612	511,729
Inventory step up to fair value relating to acquisitions	3,845	3,747
Gross profit	185,241	164,546
Operating expenses	132,740	112,046
Restructuring, exit and other charges	9,417	5,392
Legal proceedings settlement income	—	(2,843)
Operating earnings	43,084	49,951
Interest expense	11,089	7,082
Other (income) expense, net	(606)	(55)
Earnings before income taxes	32,601	42,924
Income tax expense (benefit)	5,296	(5,690)
Net earnings	27,305	48,614
Net earnings attributable to noncontrolling interests	—	197
Net earnings attributable to EnerSys stockholders	$27,305	$48,417
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.65	$1.14
Diluted	$0.64	$1.12
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,286,641	42,337,459
Diluted	42,838,969	43,102,598
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine Months Ended
	December 29, 2019	December 30, 2018
Net sales	$2,306,065	$2,011,414
Cost of goods sold	1,718,150	1,516,381
Inventory step up to fair value relating to acquisitions and exit activities	3,845	4,273
Gross profit	584,070	490,760
Operating expenses	395,869	307,864
Restructuring, exit and other charges	18,071	8,252
Legal proceedings settlement income	—	(2,843)
Operating earnings	170,130	177,487
Interest expense	32,084	20,011
Other (income) expense, net	(1,559)	(1,052)
Earnings before income taxes	139,605	158,528
Income tax expense	966	16,447
Net earnings	138,639	142,081
Net earnings attributable to noncontrolling interests	—	380
Net earnings attributable to EnerSys stockholders	$138,639	$141,701
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.27	$3.36
Diluted	$3.23	$3.31
Dividends per common share	$0.525	$0.525
Weighted-average number of common shares outstanding:
Basic	42,445,006	42,161,163
Diluted	42,888,495	42,816,762
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Nine months ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net earnings	$27,305	$48,614	$138,639	$142,081
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax	(3,409)	4,732	(2,152)	(442)
Pension funded status adjustment, net of tax	220	204	694	804
Foreign currency translation adjustment	28,167	(15,777)	(7,243)	(102,090)
Total other comprehensive gain (loss), net of tax	24,978	(10,841)	(8,701)	(101,728)
Total comprehensive income	52,283	37,773	129,938	40,353
Comprehensive gain (loss) attributable to noncontrolling interests	64	281	(150)	(258)
Comprehensive income attributable to EnerSys stockholders	$52,219	$37,492	$130,088	$40,611
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	December 29, 2019	December 30, 2018
Cash flows from operating activities
Net earnings	$138,639	$142,081
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	65,788	42,511
Write-off of assets relating to exit activities and other	10,024	4,498
Derivatives not designated in hedging relationships:
Net losses	517	390
Cash settlements	(599)	(865)
Provision for doubtful accounts	2,922	849
Deferred income taxes	(20,948)	(222)
Non-cash interest expense	1,160	953
Stock-based compensation	14,759	14,587
Gain on disposal of property, plant, and equipment	(112)	(157)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	58,779	21,860
Inventories	(24,888)	(36,440)
Prepaid and other current assets	(6,977)	(12,507)
Other assets	3,686	(1,260)
Accounts payable	(44,885)	(649)
Accrued expenses	(7,295)	14,306
Other liabilities	(14,738)	(23,511)
Net cash provided by operating activities	175,832	166,424

Cash flows from investing activities
Capital expenditures	(60,936)	(52,672)
Purchase of businesses	(176,548)	(650,000)
Insurance proceeds relating to property, plant and equipment	403	—
Proceeds from disposal of property, plant, and equipment	2,718	549
Net cash used in investing activities	(234,363)	(702,123)

Cash flows from financing activities
Net repayments on short-term debt	(17,632)	(13,564)
Proceeds from 2017 Revolver borrowings	326,700	454,500
Proceeds from 2027 Notes	300,000	—
Repayments of 2017 Revolver borrowings	(497,700)	(246,000)
Proceeds from 2017 Term Loan	—	299,105
Repayments of 2017 Term Loan	(11,276)	—
Debt issuance costs	(4,607)	(1,235)
Option proceeds	505	9,044
Payment of taxes related to net share settlement of equity awards	(6,281)	(3,384)
Purchase of treasury stock	(34,561)	(25,000)
Dividends paid to stockholders	(22,299)	(22,280)
Other	586	29
Net cash provided by financing activities	33,435	451,215
Effect of exchange rate changes on cash and cash equivalents	(1,606)	(40,476)
Net decrease in cash and cash equivalents	(26,702)	(124,960)
Cash and cash equivalents at beginning of period	299,212	522,118
Cash and cash equivalents at end of period	$272,510	$397,158

Supplemental disclosures:

Non-cash investing and financing activities:
Common stock issued as partial consideration for Alpha acquisition	$—	$100,000
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three months and nine months ended December 29, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020.

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

Accounting Pronouncements Issued But Not Adopted as of December 29, 2019

In June 2016, the FASB, issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)”: Measurement of Credit Losses on Financial Instruments, which changes the recognition model for the impairment of financial instruments, including accounts receivable, loans and held-to-maturity debt securities, among others. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In contrast to current guidance, which considers current information and events and utilizes a probable threshold, (an “incurred loss” model), ASU 2016–13 mandates an “expected loss” model. The expected loss model: (i) estimates the risk of loss even when risk is remote, (ii) estimates losses over the contractual life, (iii) considers past events, current conditions and reasonable supported forecasts and (iv) has no recognition threshold. In order to evaluate the impact of ASU No. 2016-13, the Company has formed a project team and initiated the process of assessing critical components of this new guidance and the potential impact that the guidance may have on its financial position, results of operations and cash flows.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740)”: Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

2. Revenue Recognition

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” on April 1, 2018 using the modified retrospective transition method. There was no cumulative effect of adopting the standard at the date of initial application in retained earnings.

The Company's revenues by reportable segments are presented in Note 17.

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the third quarter of fiscal 2020 and fiscal 2019 amounted to $78,907 and $37,472, respectively. Service revenues for the nine months of fiscal 2020 and fiscal 2019 amounted to $200,907 and $106,672, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the third quarter of fiscal 2020 and fiscal 2019 amounted to $35,306 and $19,421, respectively. Revenues recognized over time for the nine months of fiscal 2020 and fiscal 2019 amounted to $110,396 and $54,316, respectively.

On December 29, 2019, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $89,580, of which, the Company estimates that approximately $38,389 will be recognized as revenue in fiscal 2020, $37,940 in fiscal 2021, $13,126 in fiscal 2022, $17 in fiscal 2023 and $108 in fiscal 2024.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of December 29, 2019, the current and non-current portion of contract liabilities were $18,792 and $7,239, respectively. As of March 31, 2019, the current and non-current portion of contract liabilities were $15,162 and $6,360, respectively. Revenues recognized during the third quarter of fiscal 2020 and fiscal 2019, that were included in the contract liability at the beginning of the quarter, amounted to $5,494 and $1,950, respectively. Revenues recognized during the nine months of fiscal 2020 and fiscal 2019, that were included in the contract liability at the beginning of the year, amounted to $13,901 and $2,695, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $42,624 and $38,778 as of December 29, 2019 and March 31, 2019, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At December 29, 2019, the right of return asset related to the value of inventory anticipated to be returned from customers was $2,667 and refund liability representing amounts estimated to be refunded to customers was $5,243.

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

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized as incurred.

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of December 29, 2019
Operating Leases:
Right-of-use assets	Other assets	$75,015
Operating lease current liabilities	Accrued expenses	22,091
Operating lease non-current liabilities	Other liabilities	55,508
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$10,602
Finance lease current liabilities	Current portion of debt	10,168
Finance lease non-current liabilities	Non-current portion of debt	463

The components of lease expense for the third quarter and nine months ended December 29, 2019 were as follows:

	Classification	Quarter ended December 29, 2019	Nine months ended December 29, 2019
Operating Leases:
Operating lease cost	Operating expenses	$7,263	$21,818
Variable lease cost	Operating expenses	2,130	5,958
Short term lease cost	Operating expenses	1,640	5,751
Finance Leases:
Depreciation	Operating expenses	$138	$419
Interest expense	Interest expense	8	30
Total		$11,179	$33,976

The following table presents the weighted average lease term and discount rates for leases as of December 29, 2019:

Operating Leases:
Weighted average remaining lease term (years)	5 years
Weighted average discount rate	5.33%
Finance Leases:
Weighted average remaining lease term (years)	3.7 years
Weighted average discount rate	4.92%

The following table presents future payments due under leases reconciled to lease liabilities as of December 29, 2019:

	Finance Leases	Operating Leases
Three months ended March 31, 2020	$10,049	$7,187
Year ended March 31,
2021	200	24,028
2022	203	18,820
2023	158	13,205
2024	107	8,448
Thereafter	26	18,675
Total undiscounted lease payments	10,743	90,363
Present value discount	112	12,764
Lease liability	$10,631	$77,599

The following table presents supplemental disclosures of cash flow information related to leases for the third quarter and nine months ended December 29, 2019:

	Quarter ended December 29, 2019	Nine months ended December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$8	$30
Operating cash flows from operating leases	7,176	21,559
Financing cash flows from finance leases	140	421
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	2,876	7,822

4. Acquisitions

Alpha

On December 7, 2018, the Company completed the acquisition of all of the issued and outstanding common stock of Alpha Technologies Services, Inc. (“ATS”) and Alpha Technologies Ltd. (“ATL”), resulting in ATS and ATL becoming wholly-owned subsidiaries of the Company (the “ Alpha share purchase”). Additionally, the Company acquired substantially all of the assets of Alpha Technologies Inc. and certain assets of Altair Advanced Industries, Inc. and other affiliates of ATS and ATL (all such sellers, together with ATS and ATL, “Alpha”), in each case in accordance with the terms and conditions of certain restructuring agreements (collectively, the “Alpha asset acquisition” and together with the Alpha share purchase, the “Alpha acquisition”). Based in Bellingham, Washington, Alpha is a global industry leader in comprehensive commercial-grade energy solutions for broadband, telecom, renewable, industrial and traffic customers around the world. The initial purchase consideration for the Alpha acquisition was $750,000, of which $650,000 was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing, in accordance with the purchase agreement. The 1,177,630 shares had a closing date fair value of $93,268, based upon the December 7, 2018 closing date spot rate of $79.20. The total purchase consideration, consisting of cash paid of $650,000, shares valued at $93,268 and an adjustment for working capital (due post - closing from seller of $766), was $742,502. The Company funded the cash portion of the Alpha acquisition with borrowings from the Amended Credit Facility as defined in Note 12. See Note 12 for additional information.

The Alpha acquisition expands the Company's footprint in broadband and telecom markets. The goodwill recognized in connection with this transaction reflects the benefits the Company expects to realize from being able to provide a one-stop, fully integrated power solutions offering to its customers, as well as the benefit of cost synergies from alignment of the Alpha group within its own organizational structure.

The results of operations of Alpha have been included in the Company’s Americas segment.

During the current quarter, the Company finalized the measurement of all provisional amounts recognized for the Alpha business combination. The final amounts recognized in connection with the Alpha business combination are in the table below. The purchase accounting adjustments resulted in a decrease to goodwill during the current quarter, by $1,390 as a result of finalizing deferred taxes.

Accounts receivable	$115,467
Inventories	84,297
Other current assets	6,822
Other intangible assets	332,000
Property, plant and equipment	20,987
Other assets	9,005
Total assets acquired	$568,578
Accounts payable	35,803
Accrued liabilities	41,918
Deferred income taxes	54,941
Other liabilities	12,642
Total liabilities assumed	$145,304
Net assets acquired	$423,274

Purchase price:
Cash paid for net assets acquired	$650,000
Fair value of shares issued for net assets acquired	93,268
Working capital adjustment	(766)
Total purchase consideration	742,502
Less: Fair value of acquired identifiable assets and liabilities	423,274
Goodwill	$319,228

The following table summarizes the fair value of Alpha's identifiable intangible assets and their respective lives:

	Type	Life in Years	Fair Value
Trademarks	Indefinite-lived	Indefinite	$56,000
Customer relationships	Finite-lived	14	221,000
Technology	Finite-lived	10	55,000
Total identifiable intangible assets			$332,000

Goodwill deductible for tax purposes is $41,852.

The following unaudited summary information is presented on a consolidated pro forma basis as if the Alpha acquisition had occurred on April 1, 2017:

	Quarter ended	Nine Months Ended
	December 30, 2018	December 30, 2018
Net sales	$800,118	$2,453,729
Net earnings attributable to EnerSys stockholders	47,343	163,327
Net earnings per share attributable to EnerSys stockholders - basic	1.10	3.78
Net earnings per share attributable to EnerSys stockholders - assuming dilution	1.08	3.72

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

Contra Equity - Indemnification Receivable

The Company recorded an unrecognized tax benefit and related indemnification receivable in connection with the Alpha acquisition. The indemnification receivable represents the Seller’s obligation to indemnify the Company for the outcome of potential contingent liabilities, including those associated with uncertain tax positions which have various statutes of limitations that are expected to expire by fiscal 2027. As of December 29, 2019 and March 31, 2019, the balance was $6,607 and $7,840, respectively. The expiration of certain statutes of limitations and the finalization of purchase accounting resulted in a net decrease in the indemnification receivable during the third quarter and nine months of fiscal 2020.

NorthStar

On September 30, 2019, the Company completed the acquisition of NorthStar, headquartered in Stockholm, Sweden, for $77,777 in cash consideration and the assumption of $107,018 in debt, which was funded using existing cash and credit facilities. NorthStar, through its direct and indirect subsidiaries, manufactures and distributes thin plate pure lead (TPPL) batteries and battery enclosures. The Company acquired tangible and intangible assets, including trademarks, technology, customer relationships and goodwill. Based on preliminary valuations performed, trademarks were valued at $13,937, technology at $13,689, customer relationships at $55,003, and goodwill was recorded at $23,242. The useful lives of technology were estimated at 10 years, customer relationships were estimated at 14 years and trademarks were estimated at 3 years. The Company is in the process of evaluating whether or not it will make a tax election which determines if the Company will have tax deductible goodwill.

The results of the NorthStar acquisition have been included in the Company’s results of operations from the date of acquisition. Pro forma earnings and earnings per share computations have not been presented as this acquisition is not considered material.

The North American and European results of operations of NorthStar have been included in the Company’s Americas segment and EMEA segment, respectively.

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	December 29, 2019			March 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$152,465	$(953)	$151,512	$152,484	$(953)	$151,531
Finite-lived intangible assets:
Customer relationships	343,110	(60,181)	282,929	286,664	(42,704)	243,960
Non-compete	3,142	(2,811)	331	3,025	(2,807)	218
Technology	91,844	(17,940)	73,904	77,779	(12,229)	65,550
Trademarks	16,151	(2,471)	13,680	2,003	(1,236)	767
Licenses	1,196	(1,196)	—	1,477	(1,187)	290
Total	$607,908	$(85,552)	$522,356	$523,432	$(61,116)	$462,316

The Company’s amortization expense related to finite-lived intangible assets was $9,843 and $24,468, for the third quarter and nine months of fiscal 2020, respectively, compared to $3,105 and $7,220 for the third quarter and nine months of fiscal 2019, respectively. The expected amortization expense based on the finite-lived intangible assets as of December 29, 2019, is $10,055 for the remainder of fiscal 2020, $39,336 in fiscal 2021, $39,092 in fiscal 2022, $35,434 in fiscal 2023 and $29,668 in fiscal 2024.

5. Inventories

Inventories, net consist of:

	December 29, 2019	March 31, 2019
Raw materials	$140,533	$138,718
Work-in-process	101,414	129,736
Finished goods	315,566	235,415
Total	$557,513	$503,869

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of December 29, 2019 and March 31, 2019, and the basis for that measurement:

	Total Fair Value Measurement December 29, 2019	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(3,729)	$—	$(3,729)	$—
Foreign currency forward contracts	(219)	—	(219)	—
Total derivatives	$(3,948)	$—	$(3,948)	$—

	Total Fair Value Measurement March 31, 2019	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(902)	$—	$(902)	$—
Foreign currency forward contracts	(249)	—	(249)	—
Total derivatives	$(1,151)	$—	$(1,151)	$—

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

During the current quarter, the Company issued its 4.375% Senior Notes due 2027 (the “2027 Notes”), with an original face value of $300,000. The Company's 5.00% Senior Notes due 2023 (the “2023 Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of the 2027 Notes and 2023 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 99% on December 29, 2019. The 2023 Notes were trading at approximately 103% and 99% of face value on December 29, 2019 and March 31, 2019, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at December 29, 2019 and March 31, 2019 were as follows:

	December 29, 2019		March 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$—	$—	$—	$—
Financial liabilities:
Senior Notes (2)	$600,000	$606,000	$300,000	$297,000
Derivatives (1)	3,948	3,948	1,151	1,151

(1)	Represents lead and foreign currency forward contracts (see Note 7 for asset and liability positions of the lead and foreign currency forward contracts at December 29, 2019 and March 31, 2019).

(2)	The fair value amount of the Senior Notes at December 29, 2019 and March 31, 2019 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At December 29, 2019 and March 31, 2019, the Company has hedged the price to purchase approximately 61.0 million pounds and 42.0 million pounds of lead, respectively, for a total purchase price of $57,084 and $39,218, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of December 29, 2019 and March 31, 2019, the Company had entered into a total of $41,379 and $42,318, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $2,864 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of December 29, 2019 and March 31, 2019, the notional amount of these contracts was $22,233 and $22,201, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
December 29, 2019 and March 31, 2019

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	December 29, 2019	March 31, 2019	December 29, 2019	March 31, 2019
Accrued expenses:
Lead forward contracts	$3,729	$902	$—	$—
Foreign currency forward contracts	59	8	160	241
Total liabilities	$3,788	$910	$160	$241

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 29, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(5,267)	Cost of goods sold	$(1,034)
Foreign currency forward contracts	(767)	Cost of goods sold	(536)
Total	$(6,034)		$(1,570)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$179
Total		$179

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 30, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(501)	Cost of goods sold	$(6,892)
Foreign currency forward contracts	583	Cost of goods sold	789
Total	$82		$(6,103)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$232
Total		$232

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 29, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(771)	Cost of goods sold	$1,698
Foreign currency forward contracts	(1,162)	Cost of goods sold	(816)
Total	$(1,933)		$882

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(517)
Total		$(517)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 30, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(11,510)	Cost of goods sold	$(9,611)
Foreign currency forward contracts	1,303	Cost of goods sold	(14)
Total	$(10,207)		$(9,625)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(390)
Total		$(390)

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2020 and 2019 was based on the estimated effective tax rates applicable for the full years ending March 31, 2020 and March 31, 2019, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates, change in tax laws and the amount of the Company's consolidated income before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures are effective January 1, 2020. Certain provisions of the TRAF were enacted during the second quarter of fiscal 2020. Significant changes in the tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The transitional provisions of the TRAF allow companies to elect tax basis adjustments to fair value, which is used for tax depreciation and amortization purposes resulting in a deduction over the transitional period. The Company recorded a deferred tax asset of $21,000 during the second quarter of fiscal 2020, related to the amortizable goodwill, subject to final negotiations with the Swiss federal and cantonal tax authority.

The consolidated effective income tax rates for the third quarter of fiscal 2020 and 2019 were 16.2% and (13.3)%, respectively and for the nine months of fiscal 2020 and 2019 were 0.7% and 10.4%, respectively. The rate increase in the third quarter of fiscal 2020 compared to the comparable prior year quarter is primarily due to changes in mix of earnings among tax jurisdictions and items related to the Tax Cuts and Jobs Act (“Tax Act”), including a $13,483 benefit in fiscal 2019. The rate decrease in the nine months of fiscal 2020 compared to the comparable prior year period is primarily due to changes in mix of earnings among tax jurisdictions, Swiss tax reform and items related to the Tax Act in fiscal 2019.

Foreign income as a percentage of worldwide income is estimated to be 76% for fiscal 2020 compared to 74% for fiscal 2019. The foreign effective income tax rates for the nine months of fiscal 2020 and 2019 were (3.9)% and 11.8%, respectively. The rate decrease compared to the prior year period is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and was taxed at an effective income tax rate of approximately 6% in both the current and prior year quarter of fiscal 2020 and fiscal 2019.

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

	Quarter ended		Nine months ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Balance at beginning of period	$54,936	$47,733	$54,568	$50,602
Current period provisions	7,234	5,603	21,228	16,620
Costs incurred	(7,764)	(6,272)	(20,939)	(18,573)
Warranty reserves of acquired businesses	4,967	7,535	4,967	7,535
Foreign currency translation adjustment	1,946	(240)	1,495	(1,825)
Balance at end of period	$61,319	$54,359	$61,319	$54,359

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. During the third quarter of fiscal 2019, the Company also paid $2,402 towards certain aspects related to this matter, which are under appeal. As of December 29, 2019 and March 31, 2019, the Company did not have a reserve balance for these matters.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14,811, which was paid in July 2017. As of December 29, 2019 and March 31, 2019, the Company did not have a reserve balance relating to this matter. Also, in March 2019, the Company settled the remaining portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company’s reserve power battery business and agreed to pay a fine of $7,258, which was paid in April 2019. As of December 29, 2019 and March 31, 2019, the Company had a reserve balance of $0 and $7,258, respectively.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,060 and $1,081 as of December 29, 2019 and March 31, 2019, respectively. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 7 - Derivative Financial Instruments for more details.

11. Restructuring, Exit and Other Charges

Restructuring Plans

During fiscal 2018, the Company announced restructuring programs to improve efficiencies primarily related to supply chain and general operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,500, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 80 employees upon completion. During fiscal 2018, the Company recorded non-cash restructuring charges of $69 and cash charges of $2,260 and an additional $3,104 during fiscal 2019. The Company incurred $1,350 in costs against the accrual in fiscal 2018 and an additional $2,844 in fiscal 2019. During the nine months of fiscal 2020, the Company recorded restructuring charges of $711 and incurred $594 in costs against the accrual. As of December 29, 2019, the reserve balance associated with these actions is $1,173. The Company expects to be committed to an additional $1,300 in restructuring charges related to this action, which it expects to complete in fiscal 2021.

During fiscal 2019, the Company announced restructuring programs to improve efficiencies of its operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $2,500, from charges primarily for employee severance-related payments to approximately 35 employees. During fiscal 2019, the Company recorded restructuring charges of $347 and incurred $83 in costs against the accrual. During the nine months of fiscal 2020, the Company recorded restructuring charges of $507 and incurred $687 in costs against the accrual. As of December 29, 2019, the reserve balance associated with these actions is $78. The Company expects to complete these actions in fiscal 2021.

During fiscal 2019, the Company announced restructuring programs to improve efficiencies of its operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $4,100, from cash and non-cash charges primarily for employee severance-related payments to approximately 85 employees. During fiscal 2019, the Company recorded cash restructuring charges of $1,970, non-cash charges of $2,095 and incurred $1,480 in costs against the accrual. During the nine months of fiscal 2020, the Company incurred $479 in costs against the accrual. As of December 29, 2019, the reserve balance associated with this action is $11. The Company expects to complete these actions in fiscal 2020.

During fiscal 2019, the Company announced a restructuring program to improve efficiencies of its operations in Asia and to convert its India operations from mainly reserve power production to motive power production. The Company estimates that the total charges for these actions will amount to approximately $4,400, from cash charges primarily for employee severance-related payments to approximately 160 employees and non-cash charges related to the write-off of fixed assets. During fiscal 2019, the Company recorded cash restructuring charges of $2,772 and non-cash charges of $771 and incurred $1,683 in costs against the accrual. During the nine months of fiscal 2020, the Company recorded restructuring charges of $714, non-cash charges of $130 and incurred $1,847 in costs against the accrual. As of December 29, 2019, the reserve balance associated with this action is $3. The Company expects to complete this action in fiscal 2020.

During fiscal 2020, the Company announced a restructuring program to improve efficiencies of its operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $5,500, from cash charges primarily for employee severance-related payments to approximately 25 employees. During the nine months of fiscal 2020, the Company recorded restructuring charges of $4,843 and incurred $1,487 in costs against the accrual. As of December 29, 2019, the reserve balance associated with this action is $3,321. The Company expects to complete this action in fiscal 2021.

During fiscal 2020, the Company announced a restructuring program to improve efficiencies of its operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $2,900, from cash charges primarily for employee severance-related payments to approximately 50 employees. During the nine months of fiscal 2020, the Company recorded restructuring charges of $2,451 and incurred $1,720 in costs against the accrual. As of December 29, 2019, the reserve balance associated with this action is $731. The Company expects to complete this action in fiscal 2020.

During fiscal 2020, the Company announced a restructuring program to improve efficiencies of its operations in Asia. The Company estimates that the total charges for these actions will amount to approximately $600, from cash charges primarily for employee severance-related payments to approximately 30 employees. During the nine months of fiscal 2020, the Company recorded cash restructuring charges of $250, non-cash charges of $55 and incurred $250 in costs against the accrual. As of December 29, 2019, the reserve balance associated with this action is $0. The Company expects to complete this action in fiscal 2020.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance as of March 31, 2019	$2,356	$596	$2,952
Accrued	9,236	240	9,476
Costs incurred	(6,234)	(830)	(7,064)
Foreign currency impact	(44)	(3)	(47)
Balance as of December 29, 2019	$5,314	$3	$5,317

Exit Charges

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. Of the estimated total charges of $30,000 for all these actions, the Company had recorded charges amounting to $20,242 in fiscal 2019, relating to severance and inventory and fixed asset write-offs. The Company recorded an additional $3,576 relating to cash and non-cash charges during the nine months of fiscal 2020.

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

During the nine months of fiscal 2019, as part of the aforementioned program to convert its India operations from mainly reserve power production to motive power production, the Company also recorded a non-cash write-off of reserve power inventories of $526, which was reported in cost of goods sold.

Richmond, Kentucky Plant Fire

On September 19, 2019, a fire broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility. The Company maintains insurance policies for both property damage and business interruption and is in the process of cleanup and repair. The Company estimates that the total claim, including the replacement of inventory and equipment, the cleanup and repairs to the building, as well as the claim for business interruption may exceed $50,000.

As of December 29, 2019, the Company incurred $10,030 of costs associated with the damage caused to its fixed assets and inventories, as well as for cleanup, asset replacement and other ancillary activities directly associated with the fire. The Company also received $12,000 of advances related to its initial claims for recovery from its property and casualty insurance carriers, a substantial portion of which has been reflected as operating cash flows in the accompanying statement of cash flows for the nine months ended December 29, 2019.

12. Debt

The following summarizes the Company’s long-term debt as of December 29, 2019 and March 31, 2019:

	December 29, 2019		March 31, 2019
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$6,601	$300,000	$2,497
Amended Credit Facility, due 2022	497,260	2,405	677,315	3,062
	$1,097,260	$9,006	$977,315	$5,559
Less: Unamortized issuance costs	9,006		5,559
Long-term debt, net of unamortized issuance costs	$1,088,254		$971,756

The Company's Senior Notes comprise the following:

4.375% Senior Notes due 2027

On December 11, 2019, the Company issued $300,000 in aggregate principal amount of its 4.375% Senior Notes due 2027 (the “2027 Notes”). Proceeds from this offering, net of debt issuance costs were $296,250 and were utilized to pay down the Amended 2017 Revolver (defined below). The 2027 Notes bear interest at a rate of 4.375% per annum accruing from December 11, 2019. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The 2027 Notes mature on December 15, 2027, unless earlier redeemed or repurchased in full. The 2027 Notes are unsecured and unsubordinated obligations of the Company. The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries that are guarantors under the Amended Credit Facility. These guarantees are unsecured and unsubordinated obligations of such guarantors.

The Company may redeem, prior to September 15, 2027, all or a portion of the 2027 Notes at a price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest and a “make whole” premium to, but excluding, the redemption date. The Company may redeem, on or after September 15, 2027, all or a portion of the 2027 Notes at a price equal to 100% of the principal amount of the 2027 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. If a change of control triggering event occurs, the Company will be required to offer to repurchase the 2027 Notes at a price in cash equal to 101% of the aggregate principal amount of the 2027 Notes, plus accrued and unpaid interest to, but excluding, the date of repurchase. The 2027 Notes rank pari passu with the 2023 Notes.

5.00% Senior Notes due 2023

The 5% Senior Notes due April 30, 2023 (the “2023 Notes”) bear interest at a rate of 5.00% per annum and have an original face value of $300,000. Interest is payable semiannually in arrears on April 30 and October 30 of each year and commenced on October 30, 2015. The 2023 Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The 2023 Notes are unsecured and unsubordinated obligations of the Company. The 2023 Notes are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries that are guarantors under the Amended Credit Facility. These guarantees are unsecured and unsubordinated obligations of such guarantors.

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

As of December 29, 2019, the Company had $68,000 outstanding under the Amended 2017 Revolver and $429,260 under the Amended 2017 Term Loan.

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

The Amended Credit Facility allows for up to two temporary increases in the maximum leverage ratio from 3.50x to 4.00x for a four quarter period following an acquisition larger than $250,000. Effective December 7, 2018 through December 28, 2019, the maximum leverage ratio has been increased to 4.00x. On December 29, 2019, the maximum leverage ratio returned to 3.50x.

The current portion of the Amended 2017 Term Loan of $36,707 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under the Amended Credit Facility.

Short-Term Debt

As of December 29, 2019 and March 31, 2019, the Company had $36,727 and $54,490, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 4% at December 29, 2019 and March 31, 2019.

Letters of Credit

As of December 29, 2019 and March 31, 2019, the Company had standby letters of credit of $4,306 and $3,955, respectively.

Debt Issuance Costs

In connection with the issuance of the 2027 Notes, the Company capitalized $4,607 of debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $409 and $326, respectively, for the quarters ended December 29, 2019 and December 30, 2018 and $1,160 and $953, respectively, for the nine months ended December 29, 2019 and December 30, 2018. Debt issuance costs, net of accumulated amortization, totaled $9,006 and $5,559, respectively, at December 29, 2019 and March 31, 2019.

Available Lines of Credit

As of December 29, 2019 and March 31, 2019, the Company had available and undrawn, under all its lines of credit, $749,522 and $546,960, respectively, including $121,828 and $87,685, respectively, of uncommitted lines of credit as of December 29, 2019 and March 31, 2019.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Service cost	$—	$—	$229	$246
Interest cost	154	157	375	449
Expected return on plan assets	(110)	(128)	(542)	(526)
Amortization and deferral	38	46	253	299
Net periodic benefit cost	$82	$75	$315	$468

	United States Plans		International Plans
	Nine months ended		Nine months ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Service cost	$—	$—	$691	$753
Interest cost	462	473	1,115	1,376
Expected return on plan assets	(336)	(385)	(1,598)	(1,613)
Amortization and deferral	141	138	751	915
Net periodic benefit cost	$267	$226	$959	$1,431

14. Stock-Based Compensation

As of December 29, 2019, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $5,891 for the third quarter of fiscal 2020 and $5,458 for the third quarter of fiscal 2019. Stock-based compensation expense was $14,759 for the nine months of fiscal 2020 and $14,587 for the nine months of fiscal 2019. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the nine months of fiscal 2020, the Company granted to non-employee directors 39,583 restricted stock units, pursuant to the 2017 EIP. The awards vest immediately upon the date of grant and are settled in shares of common stock, six months after termination of service as a director.

During the nine months of fiscal 2020, the Company granted to management and other key employees 284,109 non-qualified stock options that vest ratably over three years from the date of grant, 62,512 PSUs and 51,063 TSRs units that cliff vest three years from the date of grant, and 301,321 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the nine months of fiscal 2020 included the vesting of 168,749 restricted stock units, 171,980 TSRs and the exercise of 8,999 stock options.

As of December 29, 2019, there were 816,815 non-qualified stock options, 881,637 restricted stock units, 207,834 TSRs and 102,248 PSUs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the nine months ended December 29, 2019:

Shares outstanding as of March 31, 2019	42,620,750
Purchase of treasury stock	(581,140)
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	259,106
Shares outstanding as of December 29, 2019	42,298,716

Treasury Stock

During the nine months ended December 29, 2019, the Company purchased 581,140 shares for $34,561. At December 29, 2019 and March 31, 2019, the Company held 12,799,597 and 12,227,773 shares as treasury stock, respectively. During the nine months ended December 29, 2019, the Company also issued 9,316 shares out of its treasury stock, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of December 29, 2019 and March 31, 2019, are as follows:

	March 31, 2019	Before Reclassifications	Amounts Reclassified from AOCI	December 29, 2019
Pension funded status adjustment	$(20,791)	$—	$694	$(20,097)
Net unrealized (loss) gain on derivative instruments	(130)	(1,478)	(674)	(2,282)
Foreign currency translation adjustment	(121,761)	(7,093)	—	(128,854)
Accumulated other comprehensive (loss) income	$(142,682)	$(8,571)	$20	$(151,233)

The following table presents reclassifications from AOCI during the third quarter ended December 29, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$1,570	Cost of goods sold
Tax benefit	(372)
Net unrealized loss on derivative instruments, net of tax	$1,198

Defined benefit pension costs:
Prior service costs and deferrals	$291	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(71)
Net periodic benefit cost, net of tax	$220

The following table presents reclassifications from AOCI during the third quarter ended December 30, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$6,103	Cost of goods sold
Tax benefit	(1,434)
Net unrealized loss on derivative instruments, net of tax	$4,669

Defined benefit pension costs:
Prior service costs and deferrals	$345	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(141)
Net periodic benefit cost, net of tax	$204

The following table presents reclassifications from AOCI during the nine months ended December 29, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(882)	Cost of goods sold
Tax expense	208
Net unrealized gain on derivative instruments, net of tax	$(674)

Defined benefit pension costs:
Prior service costs and deferrals	$892	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(198)
Net periodic benefit cost, net of tax	$694

The following table presents reclassifications from AOCI during the nine months ended December 30, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$9,625	Cost of goods sold
Tax benefit	(2,261)
Net unrealized loss on derivative instruments, net of tax	$7,364

Defined benefit pension costs:
Prior service costs and deferrals	$1,053	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(249)
Net periodic benefit cost, net of tax	$804

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the nine months ended December 29, 2019:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2019	$—	$548	$512,696	$(530,760)	$1,450,325	$(142,682)	$(7,840)	$1,282,287	$3,730	$1,286,017
Stock-based compensation	—	—	3,874	—	—	—	—	3,874	—	3,874
Exercise of stock options	—	3	35	—	—	—	—	38	—	38
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(6,081)	—	—	—	—	(6,081)	—	(6,081)
Purchase of common stock	—	—	—	(23,029)	—	—	—	(23,029)	—	(23,029)
Other	—	—	(80)	—	—	—	—	(80)	—	(80)
Net earnings	—	—	—	—	48,636	—	—	48,636	—	48,636
Dividends ($0.175 per common share)	—	—	133	—	(7,632)	—	—	(7,499)	—	(7,499)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $68)	—	—	—	—	—	237	—	237	—	237
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $720)	—	—	—	—	—	(2,329)	—	(2,329)	—	(2,329)
Foreign currency translation adjustment	—	—	—	—	—	(3,128)	—	(3,128)	(83)	(3,211)
Balance at June 30, 2019	$—	$551	$510,577	$(553,789)	$1,491,329	$(147,902)	$(7,840)	$1,292,926	$3,647	$1,296,573
Stock-based compensation	—	—	4,994	—	—	—	—	4,994	—	4,994
Exercise of stock options	—	—	(13)	—	—	—	—	(13)	—	(13)
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(169)	—	—	—	—	(169)	—	(169)
Purchase of common stock	—	—	—	(11,532)	—	—	—	(11,532)	—	(11,532)
Reissuance of treasury stock towards employee stock purchase plan	—	—	—	213	—	—	—	213	—	213
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	2,002	2,002	—	2,002
Net earnings	—	—	—	—	62,698	—	—	62,698	—	62,698
Dividends ($0.175 per common share)	—	—	209	—	(7,608)	—	—	(7,399)	—	(7,399)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $59)	—	—	—	—	—	237	—	237	—	237
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,112)	—	—	—	—	—	3,586	—	3,586	—	3,586
Foreign currency translation adjustment	—	—	—	—	—	(32,068)	—	(32,068)	(131)	(32,199)
Balance at September 29, 2019	$—	$551	$515,598	$(565,108)	$1,546,419	$(176,147)	$(5,838)	$1,315,475	$3,516	$1,318,991
Stock-based compensation	—	—	5,891	—	—	—	—	5,891	—	5,891
Exercise of stock options	—	—	480	—	—	—	—	480	—	480
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(31)	—	—	—	—	(31)	—	(31)
Reissuance of treasury stock towards employee stock purchase plan	—	—	—	231	—	—	—	231	—	231
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	(769)	(769)	—	(769)
Net earnings	—	—	—	—	27,305	—	—	27,305	—	27,305
Dividends ($0.175 per common share)	—	—	208	—	(7,609)	—	—	(7,401)	—	(7,401)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $71)	—	—	—	—	—	220	—	220	—	220
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,055)	—	—	—	—	—	(3,409)	—	(3,409)	—	(3,409)
Foreign currency translation adjustment	—	—	—	—	—	28,103	—	28,103	64	28,167
Balance at December 29, 2019	$—	$551	$522,146	$(564,877)	$1,566,115	$(151,233)	$(6,607)	$1,366,095	$3,580	$1,369,675

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the nine months ended December 30, 2018:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2018	$—	$546	$477,288	$(560,991)	$1,320,549	$(41,717)	$—	$1,195,675	$5,436	$1,201,111
Stock-based compensation	—	—	4,341	—	—	—	—	4,341	—	4,341
Exercise of stock options	—	2	6,795	—	—	—	—	6,797	—	6,797
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(3,453)	—	—	—	—	(3,453)	—	(3,453)
Other	—	—	(152)	—	—	—	—	(152)	—	(152)
Net earnings	—	—	—	—	45,860	—	—	45,860	160	46,020
Dividends ($0.175 per common share)	—	—	141	—	(7,512)	—	—	(7,371)	—	(7,371)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $68)	—	—	—	—	—	300	—	300	—	300
Net unrealized gain (loss) on derivative instruments (net of tax expense of $306)	—	—	—	—	—	1,005	—	1,005	—	1,005
Foreign currency translation adjustment	—	—	—	—	—	(71,664)	—	(71,664)	(499)	(72,163)
Balance at July 1, 2018	$—	$548	$484,960	$(560,991)	$1,358,897	$(112,076)	$—	$1,171,338	$5,097	$1,176,435
Stock-based compensation	—	—	4,788	—	—	—	—	4,788	—	4,788
Exercise of stock options	—	—	1,469	—	—	—	—	1,469	—	1,469
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	69	—	—	—	—	69	—	69
Other	—	—	(1)	—	—	—	—	(1)	—	(1)
Net earnings	—	—	—	—	47,424	—	—	47,424	23	47,447
Dividends ($0.175 per common share)	—	—	187	—	(7,563)	—	—	(7,376)	—	(7,376)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $40)	—	—	—	—	—	300	—	300	—	300
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,899)	—	—	—	—	—	(6,179)	—	(6,179)	—	(6,179)
Foreign currency translation adjustment	—	—	—	—	—	(13,927)	—	(13,927)	(223)	(14,150)
Balance at September 30, 2018	$—	$548	$491,472	$(560,991)	$1,398,758	$(131,882)	$—	$1,197,905	$4,897	$1,202,802
Stock-based compensation	—	—	5,458	—	—	—	—	5,458	—	5,458
Exercise of stock options	—	—	780	—	—	—	—	780	—	780
Purchase of common stock	—	—	—	(25,000)	—	—	—	(25,000)	—	(25,000)
Reissuance of treasury stock, on LIFO basis, towards Alpha purchase consideration	—	—	13,537	86,463	—	—	—	100,000	—	100,000
Net earnings	—	—	—	—	48,417	—	—	48,417	197	48,614
Dividends ($0.175 per common share)	—	—	195	—	(7,728)	—	—	(7,533)	—	(7,533)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $141)	—	—	—	—	—	204	—	204	—	204
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,453)	—	—	—	—	—	4,732	—	4,732	—	4,732
Foreign currency translation adjustment	—	—	—	—	—	(15,861)	—	(15,861)	84	(15,777)
Balance at December 30, 2018	$—	$548	$511,442	$(499,528)	$1,439,447	$(142,807)	$—	$1,309,102	$5,178	$1,314,280

16. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Nine months ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net earnings attributable to EnerSys stockholders	$27,305	$48,417	$138,639	$141,701
Weighted-average number of common shares outstanding:
Basic	42,286,641	42,337,459	42,445,006	42,161,163
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	552,328	765,139	443,489	655,599
Diluted weighted-average number of common shares outstanding	42,838,969	43,102,598	42,888,495	42,816,762
Basic earnings per common share attributable to EnerSys stockholders	$0.65	$1.14	$3.27	$3.36
Diluted earnings per common share attributable to EnerSys stockholders	$0.64	$1.12	$3.23	$3.31
Anti-dilutive equity awards not included in diluted weighted-average common shares	636,255	356,510	766,130	310,007

17. Business Segments

The Company's three reportable segments, based on geographic regions, are as follows:

•	Americas, which includes North and South America, with segment headquarters in Reading, Pennsylvania, USA;

•	EMEA, which includes Europe, the Middle East and Africa, with segment headquarters in Zug, Switzerland; and

•	Asia, which includes Asia, Australia and Oceania, with segment headquarters in Singapore.

Summarized financial information related to the Company's reportable segments for the third quarter and nine months ended December 29, 2019 and December 30, 2018, is shown below:

	Quarter ended		Nine months ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net sales by segment to unaffiliated customers
Americas	$503,061	$401,999	$1,545,110	$1,183,147
EMEA	202,278	217,792	588,279	632,283
Asia	58,359	60,231	172,676	195,984
Total net sales	$763,698	$680,022	$2,306,065	$2,011,414
Net sales by product line
Reserve power	$448,181	$329,478	$1,310,846	$966,834
Motive power	315,517	350,544	995,219	1,044,580
Total net sales	$763,698	$680,022	$2,306,065	$2,011,414
Intersegment sales
Americas	$13,022	$7,208	$30,450	$20,954
EMEA	40,236	26,354	114,959	93,480
Asia	5,575	12,823	17,617	28,492
Total intersegment sales (1)	$58,833	$46,385	$163,026	$142,926
Operating earnings by segment
Americas	$43,081	$37,961	$149,574	$134,003
EMEA	12,608	17,659	41,614	48,691
Asia	657	627	858	4,475
Inventory step up to fair value relating to acquisitions - Americas	(2,475)	(3,747)	(2,475)	(3,747)
Inventory step up to fair value relating to acquisition - EMEA	(1,370)	—	(1,370)	—
Restructuring charges - Americas	(1,322)	(628)	(2,448)	(628)
Restructuring and other exit charges - EMEA	(7,706)	(4,411)	(9,032)	(6,610)
Restructuring charges - Asia	(389)	(353)	(1,150)	(1,014)
Inventory adjustment relating to exit activities - Asia	—	—	—	(526)
Fixed asset write-off relating to exit activities and other - Americas	—	—	(5,441)	—
Legal proceedings settlement income	—	2,843	—	2,843
Total operating earnings (2)	$43,084	$49,951	$170,130	$177,487

(1) Intersegment sales are presented on a cost-plus basis, which takes into consideration the effect of transfer prices between legal entities.
(2) The Company does not allocate interest expense or other (income) expense to the reportable segments.

Goodwill

The changes in the carrying amount of goodwill by reportable segment during fiscal 2020 are as follows:

	Americas	EMEA	Asia	Total
Balance at March 31, 2019	$470,194	$143,269	$42,936	$656,399
Goodwill acquired during the period - NorthStar	17,398	5,844	—	23,242
Purchase accounting adjustment - Alpha	(1,390)	—	—	(1,390)
Foreign currency translation adjustment	3,784	(2,981)	(3)	800
Balance as of December 29, 2019	$489,986	$146,132	$42,933	$679,051

18. Subsequent Events

On February 5, 2020, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on
March 27, 2020, to stockholders of record as of March 13, 2020.

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

•
our ability to successfully recover in the event of a disaster affecting our infrastructure, supply chain, or our facilities, such as the Richmond, Kentucky facility, including, but not limited to, satisfactory resolution of insurance coverage and claims for both property damage, business interruption and other insurable losses, strategy for business interruption and revenue loss;

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

Alpha Acquisition

On December 7, 2018, the Company completed the acquisition of all of the issued and outstanding common stock of Alpha Technologies Services, Inc. (“ATS”) and Alpha Technologies Ltd. (“ATL”), resulting in ATS and ATL becoming wholly-owned subsidiaries of the Company (the “Alpha share purchase”). Additionally, the Company acquired substantially all of the assets of Alpha Technologies Inc. and certain assets of Altair Advanced Industries, Inc. and other affiliates of ATS and ATL (all such sellers, together with ATS and ATL, “Alpha”), in each case in accordance with the terms and conditions of certain restructuring agreements (collectively, the “Alpha asset acquisition” and together with the Alpha share purchase, the “Alpha acquisition”). Based in Bellingham, Washington, Alpha is a global industry leader in the comprehensive commercial-grade energy solutions for broadband, telecom, renewable, industrial and traffic customers around the world. The initial purchase consideration for the Alpha acquisition was $750.0 million of which $650.0 million was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing, in accordance with the purchase agreement. The 1,177,630 shares had a closing date fair value of $93.3 million, based upon the December 7, 2018 closing date spot rate of $79.20. The total purchase consideration, consisting of cash paid of $650.0 million, shares valued at $93.3 million and adjustment for working capital (due from seller of $0.8 million) was $742.5 million.

During the current quarter, we completed purchase accounting for the Alpha acquisition and a final allocation of the purchase price to the acquired assets, liabilities and goodwill was made. See Note 4 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for details.

The results of operations of Alpha have been included in our Americas segment.

NorthStar Acquisition

On September 30, 2019, we completed the acquisition of NorthStar, headquartered in Stockholm, Sweden, for $77.8 million in cash consideration and the assumption of $107.0 million in debt, which was funded using existing cash and credit facilities. NorthStar, through its direct and indirect subsidiaries, manufactures and distributes thin plate pure lead (TPPL) batteries and battery enclosures.

The results of the NorthStar acquisition have been included in our results of operations from the date of acquisition. Pro forma earnings and earnings per share computations have not been presented as this acquisition was not considered material.

The North American and European results of operations of NorthStar have been included in our Americas segment and EMEA segment, respectively.

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

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. Lead prices rose for the most part of fiscal 2018 in response to increased lead and other commodity costs, peaked in the first quarter of fiscal 2019 and then declined sequentially in every quarter in fiscal 2019. In the nine months of our fiscal 2020, our selling prices declined in response to declining commodity costs. Based on current commodity markets, we will likely see continued year over year benefits in fiscal 2020 from declining commodity costs, with some related reduction in our selling prices in the upcoming year.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $273 million of available cash and cash equivalents and available and undrawn credit lines of approximately $750 million at December 29, 2019 to cover short-term liquidity requirements and anticipated growth in the foreseeable future.

During the current quarter, we issued $300 million in aggregate principal amount of our 4.375% Senior Notes due 2027 (the “2027 Notes”). Proceeds from this offering, net of debt issuance costs were $296.3 million and were utilized to pay down the balance outstanding on the revolver borrowings.

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

Results of Operations

Net Sales

Net sales increased $83.7 million or 12.3% in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019. This increase was the result of a 20% increase from the Alpha and NorthStar acquisitions, partially offset by a 5% decrease in organic volume, a 2% decrease in pricing and a 1% decrease in foreign currency translation impact.

Net sales increased $294.6 million or 14.6% in the nine months of fiscal 2020 as compared to the nine months of fiscal 2019. This increase was the result of a 22% increase from the Alpha and NorthStar acquisitions, partially offset by a 4% decrease in organic volume, a 2% decrease in foreign currency translation impact and a 1% decrease in pricing.

Organic volume decline in both the current quarter and nine months of fiscal 2020 reflects the impact of the recent fire and ERP execution challenges in our Richmond, Kentucky facility and weakness in the European markets.

Segment sales

	Quarter ended December 29, 2019		Quarter ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$503.1	65.9%	$402.0	59.1%	$101.1	25.1%
EMEA	202.3	26.5	217.8	32.0	(15.5)	(7.1)
Asia	58.3	7.6	60.2	8.9	(1.9)	(3.1)
Total net sales	$763.7	100.0%	$680.0	100.0%	$83.7	12.3%

	Nine months ended December 29, 2019		Nine months ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Americas	$1,545.1	67.0%	$1,183.1	58.8%	$362.0	30.6%
EMEA	588.3	25.5	632.3	31.4	(44.0)	(7.0)
Asia	172.6	7.5	196.0	9.8	(23.4)	(11.9)
Total net sales	$2,306.0	100.0%	$2,011.4	100.0%	$294.6	14.6%

The Americas segment’s net sales increased $101.1 million or 25.1% in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019, primarily due to a 32% increase from the Alpha and NorthStar acquisitions, partially offset by a 4% decrease in organic volume, a 2% decrease in pricing and a 1% decrease in foreign currency translation impact. Net sales increased $362.0 or 30.6% in the nine months of fiscal 2020 as compared to the nine months of fiscal 2019, primarily due to a 36% increase from the Alpha and NorthStar acquisitions, partially offset by a 3% decrease in organic volume and a 1% decrease each in pricing and foreign currency translation impact.

The EMEA segment’s net sales decreased $15.5 million or 7.1% in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019, primarily due to a 9% decrease in organic volume and a 2% decrease in foreign currency translation impact, partially offset by a 4% increase from the NorthStar acquisition. Net sales decreased $44.0 or 7.0% in the nine months of fiscal 2020 as compared to the nine months of fiscal 2019, primarily due to a 4% decrease each in organic volume and foreign currency translation impact, a 1% decrease in pricing, partially offset by a 2% increase from the NorthStar acquisition.

The Asia segment’s net sales decreased $1.9 million or 3.1% in the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019, primarily due to a 2% decrease in pricing and a 1% decrease in foreign currency translation impact. Net sales decreased $23.4 or 11.9% in the nine months of fiscal 2020 as compared to the nine months of fiscal 2019, primarily due to a 9% decrease in organic volume and a 3% decrease in foreign currency translation impact.

Product line sales

	Quarter ended December 29, 2019		Quarter ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$448.2	58.7%	$329.5	48.5%	$118.7	36.0%
Motive power	315.5	41.3	350.5	51.5	(35.0)	(10.0)
Total net sales	$763.7	100.0%	$680.0	100.0%	$83.7	12.3%

	Nine months ended December 29, 2019		Nine months ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Reserve power	$1,310.8	56.8%	$966.9	48.1%	$343.9	35.6%
Motive power	995.2	43.2	1,044.5	51.9	(49.3)	(4.7)
Total net sales	$2,306.0	100.0%	$2,011.4	100.0%	$294.6	14.6%

Net sales of our reserve power products in the third quarter of fiscal 2020 increased $118.7 million or 36.0% compared to the third quarter of fiscal 2019. The increase was primarily due to a 41% increase from the Alpha and NorthStar acquisitions, partially offset by a 2% decrease each in organic volume and pricing and a 1% decrease in foreign currency translation impact. Net sales increased $343.9 or 35.6% in the nine months of fiscal 2020 as compared to the nine months of fiscal 2019, primarily due to a 45% increase from the Alpha and NorthStar acquisitions, partially offset by a 7% decrease in organic volume, a 1% decrease each in foreign currency translation impact and pricing. The decrease in organic volume in both the current quarter and nine months is primarily from the deferral of spending by telecom and broadband customers and the conclusion of a large enclosure order a year ago.

Net sales of our motive power products segment in the third quarter of fiscal 2020 decreased by $35.0 million or 10.0% compared to the third quarter of fiscal 2019. The decrease was primarily due to an 8% decrease in organic volume and a 1% decrease each in foreign currency translation impact and pricing. Net sales decreased $49.3 or 4.7% in the nine months of fiscal 2020 as compared to the nine months of fiscal 2019, primarily due to a 2% decrease each in organic volume and foreign currency translation impact and a 1% decrease in pricing. The motive power product organic volume decline reflects the impact of the weakness in the European markets and the recent fire and ERP execution challenges in our Richmond, Kentucky facility.

Gross Profit

	Quarter ended December 29, 2019		Quarter ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$185.3	24.3%	$164.6	24.2%	$20.7	12.6%

	Nine months ended December 29, 2019		Nine months ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$584.1	25.3%	$490.8	24.4%	$93.3	19.0%

Gross profit increased $20.7 million or 12.6% in the third quarter and increased $93.3 million or 19.0% in the nine months of fiscal 2020 compared to the comparable periods of fiscal 2019. Gross profit, as a percentage of net sales, increased 10 basis points and 90 basis points in the third quarter and nine months of fiscal 2020 compared to the third quarter and nine months of fiscal 2019, respectively. This increase in the gross profit margin in both the third quarter and nine months is largely a function of declines in commodity costs relative to pricing, partially offset by higher manufacturing costs.

Operating Items

	Quarter ended December 29, 2019		Quarter ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$132.8	17.4%	$112.0	16.5%	$20.8	18.5%
Restructuring charges	$9.4	1.3%	$5.4	0.8%	$4.0	74.7%
Legal proceedings settlement income	$—	—%	$(2.8)	(0.4)%	$2.8	NM
NM = not meaningful

	Nine months ended December 29, 2019		Nine months ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$395.9	17.1%	$307.8	15.3%	$88.1	28.6%
Restructuring charges	$18.1	0.8%	$8.3	0.4%	$9.8	NM
Legal proceedings settlement income	$—	—%	$(2.8)	(0.1)%	$2.8	NM
NM = not meaningful

Operating expenses, as a percentage of sales, increased 90 basis points and 180 basis points in the third quarter and nine months of fiscal 2020, respectively, compared to the comparable periods of fiscal 2019. Excluding the impact of the foreign currency translation, the increase in dollars reflects the inclusion of Alpha and the additional investments in new product development.

Selling expenses, our main component of operating expenses, was 44.7% of total operating expenses in both the third quarter and nine months, respectively, compared to 44.0% and 47.0% of total operating expenses in the third quarter and nine months of fiscal 2019.

Restructuring, Exit and Other Charges

Included in our third quarter of fiscal 2020 operating results are restructuring charges of $1.3 million in the Americas and $5.5 million in EMEA, both primarily relating to the recent NorthStar acquisition and $0.4 million in Asia. Also included in the third quarter of fiscal 2020 operating results are cash exit charges of $2.2 million in EMEA, relating to the closure of our facility in Targovishte, Bulgaria.

Included in our third quarter of fiscal 2019 operating results were restructuring charges of $0.6 million in Americas, $4.4 million in EMEA and $0.4 million in Asia. The charges in the Americas related to improving efficiencies of our general operations. Of the $4.4 million charges in EMEA, $0.9 million related to improving efficiencies of our general operations and $3.5 million related to the sale of 100% of the shares in GAZ Geräte- und Akkumulatorenwerk Zwickau GmbH, a wholly-owned German subsidiary, which closed in the fourth quarter of fiscal 2019. The exit is a consequence of the Company's strategic decision to streamline its product portfolio and focus its efforts on new technologies. The charges in Asia primarily related to improving efficiencies in the People's Republic of China (“PRC”).

Richmond, Kentucky Plant Fire

On September 19, 2019, a fire broke out in the battery formation area of our Richmond, Kentucky motive power production facility. We maintain insurance policies for both property damage and business interruption and are in the process of cleanup and repair. We believe that the total claim, including the replacement of inventory and equipment, the cleanup and repairs to the building, as well as the claim for business interruption may exceed $50 million.

As of December 29, 2019, we incurred $10.0 million of costs associated with the damage caused to our fixed assets and inventories, as well as for cleanup, asset replacement and other ancillary activities directly associated with the fire. We also received $12.0 million of advances related to our initial claims for recovery from our property and casualty insurance carriers, a substantial part of which has been reflected as operating cash flows in the Consolidated Condensed Statements of Cash Flows included in this Quarterly Report on Form 10-Q.

Operating Earnings

	Quarter ended December 29, 2019		Quarter ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$43.1	8.6%	$38.0	9.4%	$5.1	13.5%
EMEA	12.6	6.2	17.6	8.1	(5.0)	(28.6)
Asia	0.6	1.1	0.7	1.0	(0.1)	4.8
Subtotal	56.3	7.4	56.3	8.3	—	0.2
Inventory step up to fair value relating to acquisitions - Americas	(2.5)	(0.5)	(3.7)	(0.9)	1.2	(33.9)
Inventory step up to fair value relating to acquisition - EMEA	(1.3)	(0.7)	—	—	(1.3)	NM
Restructuring charges - Americas	(1.3)	(0.3)	(0.6)	(0.2)	(0.7)	NM
Restructuring and other exit charges - EMEA	(7.7)	(3.8)	(4.4)	(2.0)	(3.3)	74.7
Restructuring charges - Asia	(0.4)	(0.7)	(0.4)	(0.6)	—	10.2
Legal proceedings settlement income	—	—	2.8	1.3	(2.8)	NM
Total operating earnings	$43.1	5.6%	$50.0	7.3%	$(6.9)	(13.7)%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

	Nine months ended December 29, 2019		Nine months ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Americas	$149.6	9.7%	$134.1	11.3%	$15.5	11.6%
EMEA	41.6	7.1	48.6	7.7	(7.0)	(14.5)
Asia	0.8	0.5	4.5	2.3	(3.7)	(80.8)
Subtotal	192.0	8.3	187.2	9.3	4.8	2.6
Inventory step up to fair value relating to acquisitions - Americas	(2.5)	(0.2)	(3.7)	(0.3)	1.2	(51.4)
Inventory step up to fair value relating to acquisition - EMEA	(1.3)	(0.2)	—	—	(1.3)	NM
Restructuring charges - Americas	(2.4)	(0.2)	(0.6)	(0.1)	(1.8)	NM
Restructuring and other exit charges - EMEA	(9.0)	(1.5)	(6.6)	(1.0)	(2.4)	36.6
Restructuring charges - Asia	(1.2)	(0.7)	(1.1)	(0.5)	(0.1)	13.4
Fixed asset write-off relating to exit activities and other - Americas	(5.5)	(0.4)	—	—	(5.5)	NM
Inventory write-off relating to exit activities - Asia	—	—	(0.5)	(0.3)	0.5	NM
Legal proceedings settlement income	—	—	2.8	0.4	(2.8)	NM
Total operating earnings	$170.1	7.4%	$177.5	8.8%	$(7.4)	(4.1)%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $6.9 million or 13.7% and decreased $7.4 million or 4.1% in the third quarter and nine months of fiscal 2020, respectively, compared to the third quarter and nine months of fiscal 2019. Operating earnings, as a percentage of net sales, decreased 170 basis points and 140 basis points in the third quarter and nine months of fiscal 2020, respectively, compared to the third quarter and nine months of fiscal 2019, primarily due to the recent fire and ERP execution challenges at our Richmond, Kentucky facility which continued to result in missed sales opportunities and higher manufacturing costs, as well as the decline in our organic volume in EMEA and Asia.

The Americas segment's operating earnings, excluding inventory step up relating to recent acquisitions, restructuring, exit and other charges, decreased 80 basis points and 160 basis points in the third quarter and nine months of fiscal 2020, respectively, compared to the third quarter and nine months of fiscal 2019. The decrease is primarily due to the recent fire and ERP execution challenges at our Richmond, Kentucky, facility which continued to result in missed sales opportunities, tariffs and higher manufacturing costs. This negative impact was partially offset by the impact of lower commodity costs and Alpha's contribution to operating earnings of $12 million or 8.9% of its sales for the third quarter and $47 million or 10.9% of its sales for the nine months of fiscal 2020.

The EMEA segment's operating earnings, excluding inventory step up relating to recent acquisition, restructuring and other exit charges, decreased 190 basis points and 60 basis points in the third quarter and nine months of fiscal 2020, respectively, compared to the third quarter and nine months of fiscal 2019 due to lower volume driven in part by the return of a competitor to the market in fiscal 2020. This competitor was absent in fiscal 2019.

The Asia segment's operating earnings, excluding restructuring charges, increased 10 basis points and decreased 180 basis points in the third quarter and nine months of fiscal 2020, respectively, compared to the third quarter and nine months of fiscal 2019. The slight improvement in the third quarter of fiscal 2020 is due to favorable commodity costs. The decrease of 180 basis points in the nine months of fiscal 2020 is primarily due to lower organic volume caused by the slowdown in the Chinese economy.

Interest Expense

	Quarter ended December 29, 2019		Quarter ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$11.1	1.4%	$7.1	1.0%	$4.0	56.6%

	Nine months ended December 29, 2019		Nine months ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$32.1	1.4%	$20.0	1.0%	$12.1	60.3%

Interest expense of $11.1 million in the third quarter of fiscal 2020 (net of interest income of $0.5 million) was $4.0 million higher than the interest expense of $7.1 million in the third quarter of fiscal 2019 (net of interest income of $0.5 million). Interest expense of $32.1 million in the nine months of fiscal 2020 (net of interest income of $1.6 million) was $12.1 million higher than the interest expense of $20.0 million in the nine months of fiscal 2019 (net of interest income of $1.5 million).

The increase in interest expense in the third quarter and nine months of fiscal 2020 is primarily due to higher average debt. Our average debt outstanding was $1,149.3 million and $1,084.8 million in the third quarter and nine months of fiscal 2020, respectively, compared to $664.7 million and $636.8 million in the third quarter and nine months of fiscal 2019. The increased borrowings were primarily to fund the Alpha acquisition in the third quarter of fiscal 2019.

In connection with the issuance of the 2027 Notes, we capitalized $4.6 million of debt issuance costs. Included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $1.1 million in the third quarter and nine months of fiscal 2020 compared to $0.3 million and $0.9 million, in the third quarter and nine months of fiscal 2019.

Other (Income) Expense, Net

	Quarter ended December 29, 2019		Quarter ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(0.6)	(0.1)%	$—	—%	$(0.6)	NM
NM = not meaningful

	Nine months ended December 29, 2019		Nine months ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(1.6)	—%	$(0.9)	(0.1)%	$(0.7)	48.2%

Other (income) expense, net in the third quarter of fiscal 2020 was income of $0.6 million compared to $0.0 million in the third quarter of fiscal 2019. Other (income) expense, net in the nine months of fiscal 2020 was income of $1.6 million compared to income of $0.9 million in the nine months of fiscal 2019. Foreign currency impact resulted in a loss of $0.1 million and a gain of $1.0 million, in the third quarter and nine months of fiscal 2020, respectively, compared to a foreign currency gain of $1.0 million and $3.2 million in the third quarter and nine months of fiscal 2019.

Earnings Before Income Taxes

	Quarter ended December 29, 2019		Quarter ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$32.6	4.3%	$42.9	6.3%	$(10.3)	(24.1)%

	Nine months ended December 29, 2019		Nine months ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$139.6	6.0%	$158.4	7.9%	$(18.8)	(11.9)%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2020 decreased $10.3 million, or 24.1%, compared to the third quarter of fiscal 2019 and decreased $18.8 million or 11.9%, in the nine months of fiscal 2020, compared to the nine months of fiscal 2019.

Income Tax Expense (Benefit)

	Quarter ended December 29, 2019		Quarter ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense (benefit)	$5.3	0.7%	$(5.7)	(0.8)%	$11.0	NM
Effective tax rate	16.2%		(13.3)%		29.5%
NM = not meaningful

	Nine months ended December 29, 2019		Nine Months Ended December 30, 2018		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$1.0	—%	$16.4	0.8%	$(15.4)	(94.1)%
Effective tax rate	0.7%		10.4%		(9.7)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2020 and 2019 was based on the estimated effective tax rates applicable for the full years ending March 31, 2020 and March 31, 2019, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate, change in tax laws and the amount of our consolidated income before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures are effective January 1, 2020. Certain provisions of the TRAF were enacted during the second quarter of fiscal 2020. Significant changes in the tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The transitional provisions of the TRAF allow companies to elect tax basis adjustments to fair value, which is used for tax depreciation and amortization purposes resulting in a deduction over the transitional period. We recorded a deferred tax asset of $21.0 million during the second quarter of fiscal 2020, related to the amortizable goodwill, subject to final negotiations with the Swiss federal and cantonal tax authority.

The consolidated effective income tax rates for the third quarter of fiscal 2020 and 2019 were 16.2% and (13.3)%, respectively and were 0.7% and 10.4% for the nine months of fiscal 2020 and 2019, respectively. The rate increase in the third quarter of fiscal 2020 compared to the comparable prior year quarter is primarily due changes in mix of earnings among tax jurisdictions and items related to the Tax Cuts and Jobs Act (“Tax Act”), including a $13.5 million benefit in fiscal 2019. The rate decrease in the nine months of fiscal 2020 compared to the prior year period is primarily due to changes in mix of earnings among tax jurisdictions, Swiss tax reform, and items related to the Tax Act in fiscal 2019.

Foreign income as a percentage of worldwide income is estimated to be 76% for fiscal 2020 compared to 74% for fiscal 2019. The foreign effective income tax rates for the nine months of fiscal 2020 and 2019 were (3.9)% and 11.8%, respectively. The rate decrease compared to the prior year period is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6% in both the current and prior year quarter of fiscal 2020 and fiscal 2019.

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

Liquidity and Capital Resources

Cash Flow Analysis

Operating activities provided cash of $175.8 million in the nine months of fiscal 2020 compared to $166.4 million in the comparable period of fiscal 2019. In the nine months of fiscal 2020, cash provided by operating activities was primarily from net earnings of $138.6 million, depreciation and amortization of $65.8 million, non-cash charges relating to restructuring, exit and other charges of $10.0 million, stock-based compensation of $14.8 million, provision for doubtful debts of $2.9 million and non-cash interest of $1.2 million, partially offset by deferred taxes of $21.0 million resulting from the Swiss Tax Reform. Cash provided by earnings adjusted for non-cash items were partially offset by the increase in primary working capital of $11.0 million, net of currency translation changes. Accrued expenses decreased by $7.3 million primarily for payments of $7.3 million related to the German competition authority matter (See Note 10 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q) and $6.1 million paid to the seller in connection with the Alpha acquisition, for certain reimbursable pre-acquisition items, partially offset by payroll related accruals of $6.1 million and exit activities of $2.3 million. Prepaid and other current assets increased by $7.0 million, primarily due to contract assets of $14.8 million, insurance receivable of $9.8 million relating to the Richmond plant claim, partially offset by insurance proceeds of $12.0 million and VAT refund of $7.0 million. Other liabilities decreased by $14.7 million due to income taxes.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $857.1 million (yielding a primary working capital percentage of 28.1%) at December 29, 2019, $835.6 million (yielding a primary working capital percentage of 26.2%) at March 31, 2019 and $827.8 million at December 30, 2018 (yielding a primary working capital percentage of 24.9%). The primary working capital percentage of 28.1% at December 29, 2019 is 190 basis points higher than that for March 31, 2019, and 320 basis points higher than that for the prior year period. The increase in primary working capital compared to the prior year periods is primarily due to the build up of inventories in the Americas due to disruption caused by the Richmond fire.

Primary working capital and primary working capital percentages at December 29, 2019, March 31, 2019 and December 30, 2018 are computed as follows:

($ in Millions)
Balance At (1)	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
December 29, 2019	$578.4	$557.5	$(278.8)	$857.1	$3,054.8	28.1%
March 31, 2019	624.1	503.9	(292.4)	835.6	3,186.4	26.2
December 30, 2018	607.4	501.3	(280.9)	827.8	3,330.4	24.9
(1) The Company acquired NorthStar on September 30, 2019, as disclosed in Note 4 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q. Therefore, the Primary working capital and related calculations as of December 30, 2018 and March 31, 2019, do not include NorthStar's primary working capital and its components. The inclusion of NorthStar's Primary working capital did not have a material impact on the Company's consolidated Primary working capital as of December 29, 2019.

Investing activities used cash of $234.4 million in the nine months of fiscal 2020 which primarily consisted of $176.5 million paid towards the NorthStar acquisition and capital expenditures of $60.9 million relating to plant improvements.

Investing activities used cash of $702.1 million in the nine months of fiscal 2019 which primarily consisted of $650.0 million paid towards the Alpha acquisition and $52.7 million of capital expenditures relating to plant improvements.

Financing activities provided cash of $33.4 million in the nine months of fiscal 2020. During the nine months of fiscal 2020, we issued our 2027 Notes for $300 million, the proceeds of which were utilized to pay down the existing revolver borrowings. We borrowed $326.7 million under the Amended 2017 Revolver and repaid $497.7 million of the Amended 2017 Revolver. Repayment on the Amended 2017 Term Loan was $11.3 million and net payments on short-term debt were $17.6 million. Treasury stock open market purchases were $34.6 million, payment of cash dividends to our stockholders were $22.3 million and payment of taxes related to net share settlement of equity awards were $6.3 million.

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

Currency translation had a negative impact of $1.6 million on our cash balance in the nine months of fiscal 2020 compared to a negative impact of $40.5 million in the nine months of fiscal 2019. In the nine months of fiscal 2020, principal currencies in which we do business such as the Euro, Swiss franc, Polish zloty and British Pound generally trended stronger versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $26.7 million to $272.5 million, in the nine months of fiscal 2020 compared to a decrease by $125.0 million to $397.2 million, in the comparable period of fiscal 2019.

Compliance with Debt Covenants

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

We are in compliance with all covenants and conditions under our Amended Credit Facility and Senior Notes. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 8 to the Consolidated Financial Statements included in our 2019 Annual Report and Note 12 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2019 Annual Report for the year ended March 31, 2019. On December 11, 2019, the Company issued its 2027 Notes, in an aggregate principal amount of $300 million. The proceeds, net of fees, were utilized in paying down the borrowings on our Amended 2017 Revolver, which after such repayment is outstanding in the amount of $68 million, as of December 29, 2019. The 2027 Notes mature on December 15, 2027, unless redeemed or repurchased earlier. See Note 12 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of the 2027 Notes.

As of December 29, 2019, except for presentation changes resulting from the adoption of ASC 842 effective our first quarter of fiscal 2020 and the aforementioned issuance of 2027 Notes, we had no significant changes to our contractual obligations table contained in our 2019 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at December 29, 2019 are $4.3 million (pre-tax). Those contracts that result in an asset position at December 29, 2019 are $0.4 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $5.4 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
December 29, 2019	$57.1	61.0	$0.94	8%
March 31, 2019	39.2	42.0	0.93	7
December 30, 2018	70.2	77.0	0.91	13
(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining one quarter of this fiscal year, we believe approximately 100% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at December 29, 2019, lead purchased by December 29, 2019 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $15 million and $47 million, in the third quarter and nine months of fiscal 2020.

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

At December 29, 2019 and December 30, 2018, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $3.7 million and $6.9 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective. We completed the Alpha acquisition on December 7, 2018 and the NorthStar acquisition on September 30, 2019, and are in the process, but have not yet concluded our assessment of the effectiveness of our internal control over financial reporting including these recent acquisitions. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Alpha and NorthStar. For the third quarter and nine months of fiscal 2020, Alpha accounted for $135.3 million and $432.4 million, respectively, of our total net sales and as of December 29, 2019 had total assets of $878.2 million. NorthStar accounted for $27.8 million of our total net sales for the third quarter of fiscal 2020 and had total assets of $218.0 million as of December 29, 2019.

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
Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors in our 2019 Annual Report for the year ended March 31, 2019, which could materially affect our business, financial condition or future results.

Our international operations may be adversely affected by actions taken by foreign governments or other forces or events over which we may have no control.

We currently have significant manufacturing and / or distribution facilities outside of the United States, in Argentina, Australia, Belgium, Brazil, Canada, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, the PRC, Poland, Spain, Switzerland and the United Kingdom. Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability or uncertainty. This includes, for example, the uncertainty related to the United Kingdom following its withdrawal from the European Union (commonly known as “Brexit”) and the adoption and expansion of trade restrictions, including the occurrence or escalation of a "trade war," or other governmental action related to tariffs or trade agreements or policies among the governments of the United States, PRC and other countries. On January 31, 2020, the United Kingdom left the European Union pursuant to a withdrawal agreement which provides for, among other things, a transition period ending on December 31, 2020 during which the United Kingdom will remain (i) subject to all European Union laws and all international agreements that the European Union has signed and (ii) in the European Union Customs Union and the European Union Single Market. Before July 1, 2020, the United Kingdom and the European Union can jointly extend this transition period once by up to one to two years. Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others. Our business could be negatively impacted by adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products. Operating in different regions and countries exposes us to a number of risks, including:

•	multiple and potentially conflicting laws, regulations and policies that are subject to change;

•	imposition of currency restrictions, restrictions on repatriation of earnings or other restraints imposition of burdensome import duties, tariffs or quotas;

•	changes in trade agreements;

•	imposition of new or additional trade and economic sanctions, laws imposed by the U.S. or foreign governments;

•	war or terrorist acts; and

•	political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

The occurrence of one or more of these events may negatively impact our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

Our business could be adversely impacted by the effects of the Coronavirus or other epidemics to the extent that Coronavirus or any other epidemic harms the Chinese economy in general. We may also experience impacts to our plants, our operations, certain of our customers and / or suppliers in the PRC, as a result of a health epidemic or other outbreak, which may materially and adversely affect our business, financial condition and results of operations. Further, our operation may experience disruptions, such as temporary closure of our plants and / or those of our customers or suppliers and suspension of services, which may materially and adversely affect our business, financial condition and results of operations.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
September 30 – October 27, 2019	23	$64.52	—	$9,002,889
October 28 – November 24, 2019	163	67.90	—	9,002,889
November 25 – December 29, 2019	9,939	72.90	—	9,002,889
Total	10,125	$72.80	—

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.
(2) On November 8, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date which has a remaining authorization of $59.1 million as of December 29, 2019. The authorization is in addition to the existing stock repurchase programs.

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

4.1
Fourth Supplemental Indenture, dated as of December 11, 2019, among EnerSys, the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to EnerSys' Current Report on Form 8-K (File No. 001-32253) filed on December 11, 2019).

4.2	Form of 4.375% Senior Notes due 2027 (included in Exhibit 4.1 hereto).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Chief Financial Officer
Date: February 5, 2020