Form 10-K
period 2020-03-31
EnerSys
filed 2020-06-01
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2020 or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at September 29, 2019: $2,642,464,560 (1) (based upon its closing transaction price on the New York Stock Exchange on September 29, 2019).

(1)	For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 28, 2020:                          42,452,053 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about July 30, 2020 are incorporated by reference in Part III of this Annual Report.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•	economic, financial and other impacts of the COVID-19 pandemic;

•	general cyclical patterns of the industries in which our customers operate;

•	the extent to which we cannot control our fixed and variable costs;

•	the raw materials in our products may experience significant fluctuations in market price and availability;

•	certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;

•	legislation regarding the restriction of the use of certain hazardous substances in our products;

•	risks involved in our operations such as disruption of markets, changes in import and export laws, environmental regulations, currency restrictions and local currency exchange rate fluctuations;

•	our ability to raise our selling prices to our customers when our product costs increase;

•	the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;

•	general economic conditions in the markets in which we operate;

•	competitiveness of the battery markets and other energy solutions for industrial applications throughout the world;

•	our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;

•	our ability to adequately protect our proprietary intellectual property, technology and brand names;

•	litigation and regulatory proceedings to which we might be subject;

•	our expectations concerning indemnification obligations;

•	changes in our market share in the geographic business segments where we operate;

•	our ability to implement our cost reduction initiatives successfully and improve our profitability;

•	quality problems associated with our products;

•	our ability to implement business strategies, including our acquisition strategy, manufacturing expansion and restructuring plans;

•	our acquisition strategy may not be successful in locating advantageous targets;

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

•
occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics, outbreaks of hostilities or terrorist acts, or the effects of climate change, and our ability to deal effectively with damages or disruptions caused by the foregoing; and

•	the operation, capacity and security of our information systems and infrastructure.

This list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

EnerSys
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2020

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

We operate and manage our business in three geographic regions of the world—Americas, EMEA and Asia, as described below. Our business is highly decentralized with manufacturing locations throughout the world. More than half of our manufacturing capacity is located outside of the United States, and approximately 40% of our net sales were generated outside of the United States. The Company has three reportable business segments based on geographic regions, defined as follows:

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

We have two primary product lines: reserve power and motive power products. Net sales classifications by product line are as follows:

•
Reserve power products are used for backup power for the continuous operation of critical applications in telecommunications systems, uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems, and other specialty power applications, including medical and security systems, premium starting, lighting and ignition applications, in switchgear, electrical control systems used in electric utilities, large-scale energy storage, energy pipelines, in commercial aircraft, satellites, military aircraft, submarines, ships and tactical vehicles. Reserve power products also include thermally managed cabinets and enclosures for electronic equipment and batteries. With the Alpha acquisition, we are a provider of highly integrated power solutions and services to broadband, telecom, renewable and industrial customers.

•
Motive power products are used to provide power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications as well as mining equipment, diesel locomotive starting and other rail equipment.

See Note 23 to the Consolidated Financial Statements for information on segment reporting.

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2020”, which refers to our fiscal year ended March 31, 2020. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2020 ended on June 30, 2019, September 29, 2019, December 29, 2019, and March 31, 2020, respectively. The four quarters in fiscal 2019 ended on July 1, 2018, September 30, 2018, December 30, 2018, and March 31, 2019, respectively.

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

During fiscal years 2003 through 2020, we made thirty-four acquisitions around the globe. In fiscal 2020, we completed the acquisition of NorthStar, headquartered in Stockholm, Sweden. In fiscal 2019, we completed the acquisition of Alpha.

NorthStar Acquisition

On September 30, 2019, we completed the acquisition of NorthStar, for $77.8 million in cash consideration and the assumption of $107.0 million in debt, which was funded using existing cash and credit facilities. NorthStar, through its direct and indirect subsidiaries, manufactures and distributes thin plate pure lead (“TPPL”) batteries and battery enclosures. NorthStar has two large manufacturing facilities in Springfield, Missouri.

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

The Company funded the cash portion of the acquisition with borrowings from the Amended Credit Facility (as defined in the Liquidity and Capital Resources section in Item 7. below).

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

Our motive power products are sold to a large, diversified customer base. These customers include material handling equipment dealers, forklift and heavy truck OEMs and end users of such equipment. End users include manufacturers, distributors, warehouse operators, retailers, airports, mine operators and railroads.

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

Competition

The industrial energy storage market is highly competitive both among competitors who manufacture and sell industrial batteries and other energy storage systems and solutions and among customers who purchase industrial energy solutions. Our competitors range from development stage companies to large domestic and international corporations. Certain of our competitors produce energy storage products utilizing technologies or chemistries different from our own. We compete primarily on the basis of reputation, product quality, reliability of service, delivery and price. We believe that our products and services are competitively priced.

Americas

We believe that we have the largest market share in the Americas industrial battery market. We compete principally with East Penn Manufacturing, Exide Technologies and New Power in both the reserve and motive products markets; and also C&D Technologies Inc., EaglePicher (GTCR Group), SAFT, as well as Chinese producers in the reserve products market.

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

We believe we are leaders in TPPL. We believe that a significant capital investment would be required by any party desiring to produce products using TPPL technology for our markets.

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

Employees

At March 31, 2020, we had approximately 11,400 employees. Of these employees, approximately 29% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 12% of the total workforce. The average term of these agreements is two years, with the longest term being three years. We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2020.

Information about Our Executive Officers

As of June 1, 2020, our executive officers are:

David M. Shaffer, age 55, President and Chief Executive Officer. Mr. Shaffer has been a director of EnerSys and has served as our President and Chief Executive Officer since April 2016. Prior thereto, he served as President and Chief Operating Officer since November 2014. From January 2013 through October 2014, he served as our President-EMEA. From 2008 to 2013, Mr. Shaffer was our President-Asia. Prior thereto he was responsible for our telecommunications sales in the Americas. Mr. Shaffer joined EnerSys in 2005 and has worked in various roles of increasing responsibility in the industry since 1989.

Holger P. Aschke, age 50, President-Europe, Middle East and Africa (EMEA) and Asia. Mr. Aschke has served as President-EMEA since January 2016. From April 2010 to January 2016, he was the Vice President Sales and Marketing Reserve Power-Europe. Mr. Aschke joined a predecessor company in 1996 and has held a wide range of operational and sales roles of increased responsibility in the Company’s EMEA business. Mr. Aschke completed a commercial IT education and apprenticeship sponsored by the University of Dortmund (Germany) and completed the Advanced Management Program from INSEAD (France).

Michael J. Schmidtlein, age 59, Executive Vice President and Chief Financial Officer. Mr. Schmidtlein has served as Executive Vice President and Chief Financial Officer since January 2016. Prior thereto, since February 2010, he was our Senior Vice President-Finance and Chief Financial Officer. From November 2005 until February 2010, Mr. Schmidtlein was Vice President-Corporate Controller and Chief Accounting Officer. Prior thereto, Mr. Schmidtlein was the Plant Manager of our manufacturing facility in Warrensburg, Missouri. In 1995, he joined the Energy Storage Group of Invensys plc, which EnerSys acquired in 2002. Mr. Schmidtlein is a certified public accountant and received his Bachelor of Science degree in Accounting from the University of Missouri.

Shawn M. O’Connell, age 47, President, Motive Power - Americas. Mr. O’Connell has served as our President, Motive Power - Americas since April 2019. Prior thereto he served as our Vice President - Reserve Power Sales and Service for the Americas from February 2017 to March 2019, and Vice President of EnerSys Advanced Systems from December 2015 to January 2017. Mr. O’Connell joined EnerSys in 2011, serving in various sales and marketing capacities in several areas of our business. Mr. O’Connell received his Master of Business Administration degree in International Business from the University of Redlands, CA and his Bachelor of Arts degree in English Literature from the California State University, San Bernardino. Mr. O’Connell is a veteran of the U.S. Army’s 82nd Airborne Division (Paratroopers) where he served as a Signals Intelligence Analyst, Spanish Linguist, and held a Top Secret security clearance.

Andrew M. Zogby, age 60, President, Energy Systems - Americas. Mr. Zogby has served as President, Energy Systems - Americas since April 2019. He joined EnerSys upon completion of the acquisition of Alpha Technologies in December 2018. Mr. Zogby served as Alpha Technologies' President since 2008 and brings over 30 years of experience in global broadband, telecommunications and renewal energy industries. He has held corporate leadership positions with several leading technology firms. Mr. Zogby received his Bachelor of Science degree in Industrial and Labor Relations from LeMoyne College, Syracuse, NY, and his Master in Business Administration degree from Duke University’s Fuqua School of Business. He is active in the US Chamber of Commerce, and serves on the Chamber’s Energy, Clean Air & Natural Resources Committee and the
Chamber Technology Engagement Center Committee.

Environmental Matters and Climate Change Impacts

We are committed to the protection of the environment and train our employees to perform their duties accordingly. In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and evolving environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, we are required to comply with the regulation issued from the European Union called Registration, Evaluation, Authorization and Restriction of Chemicals or “REACH”. Under the regulation, companies which manufacture or import more than one ton of a covered chemical substance per year are required to register it in a central database administered by the European Chemicals Agency. The registration process requires the submission of information to demonstrate the safety of chemicals as used and could result in significant costs or delay the manufacture or sale of our products in the European Union. Additionally, industry associations and their member companies, including EnerSys, have scheduled meetings with the European Union member countries to advocate for their support of an exemption for lead compounds. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws and regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time, we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, can bring personal injury or other claims against us due to the presence of, or their exposure to, hazardous substances used, stored, transported or disposed of by us or contained in our products.

Sumter, South Carolina

We currently are responsible for certain environmental obligations at our former battery facility in Sumter, South Carolina, that predate our ownership of this facility. This battery facility was closed in 2001 and is separate from our current metal fabrication facility in Sumter. We have a reserve of $1.1 million for this facility as of March 31, 2020. Based on current information, we believe this reserve is adequate to satisfy our environmental liabilities at this facility.

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

Climate change impacts

The potential impact of climate change on our operations is uncertain. Climate change may result in, among other things, changes in rainfall and storm patterns and intensity and increased temperature and sea levels. As discussed elsewhere in this Annual Report on Form 10-K (Annual Report), including in Item 1A. Risk Factors, our operating results are significantly influenced by weather, and significant changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in drier weather and more accommodating temperatures over a greater period of time, we may be able to increase our productivity, which could positively impact our revenues and gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather conditions, we could experience reduced productivity, which could negatively impact our revenues and gross margins. Further, while an increase in severe weather events, such as hurricanes, tropical storms, blizzards and ice storms, can create a greater amount of emergency restoration service work, it often also can result in delays or other negative consequences for our manufacturing operations, which could negatively impact our financial results. Climate change may also affect the conditions in which we operate, and in some cases, expose us to potentially increased liabilities associated with those environmental conditions. Concerns about climate change could also result in potential new regulations, regulatory actions or requirements to fund energy efficiency activities, any of which could result in increased costs associated with our operations.

We strive to operate our facilities in a manner that protects the environment and the health and safety of our employees, customers and communities. We have implemented company-wide environmental, health and safety policies and practices, which includes monitoring, training and communication of these policies, formulation of relevant policies and standards.

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

Workplace, Social and Corporate Governance

Under the direction of our Chief Executive Officer and the board of directors, we are focused on achieving a high level of social responsibility, respectful workplace and strong corporate governance. We operate our business in a manner intended to address climate change and reduce its environmental impact, including by encouraging recycling.

We are also focused on our social responsibility within our workforce and our community. Integrity and respect are our core values and are ingrained in EnerSys’ culture and workplace. We want EnerSys to be the employer of choice for all and are focused on hiring and retaining diverse and highly talented employees and empowering them to create value for our stockholders. In our employee selection process and operation of our business, we adhere to equal employment opportunity policies and encourage the participation of our employees in training programs that will enhance their effectiveness in the performance of their duties.

In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics. This policy, which covers a wide range of business practices and procedures, applies to our officers, directors and employees.

We also have an active integrity hotline to ensure we address potential issues quickly, efficiently, and with appropriate discretion when poor behaviors or actions are experienced or observed. At EnerSys, we have zero tolerance for behavior that creates a hostile workplace or makes employees feel uncomfortable in their work environment.

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

Our results of operations may be negatively impacted by the novel coronavirus outbreak.

In December 2019, the 2019 novel coronavirus surfaced in Wuhan, China (“COVID-19”). The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and several countries have initiated travel restrictions, closed borders and social distancing directives, including instructions requiring “shelter-in-place”. In addition to these existing travel restrictions, countries may impose prolonged quarantines and further restrict travel, which may significantly impact the ability of our employees to get to their places of work to produce products, may make it such that we are unable to obtain sufficient components or raw materials and component parts on a timely basis or at a cost-effective price or may significantly hamper our products from moving through the supply chain. The impacts of the outbreak are unknown and rapidly evolving.

Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such COVID-19. We rely on our production facilities, as well as third-party suppliers and manufacturers, in the United States, Australia, Canada, France, Germany, Italy, the PRC, the United Kingdom and other countries significantly impacted by COVID-19. This outbreak has resulted in the extended shutdown of certain businesses in many of these countries, which has resulted and may continue to result in disruptions or delays to our supply chain. Any disruption in these businesses will likely impact our sales and operating results. COVID-19 has had, and may continue to have, an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we have experienced, and may continue to experience, significant and unpredictable reductions in demand for certain of our products. The degree and duration of disruptions to business activity are unknown at this time.

A widespread health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our products.

The future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on our business, financial condition and results of operations. The extent of the impact will depend on future developments, including actions taken to contain COVID-19, and if these impacts persist or exacerbate over an extended period of time.

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

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. For example, certain of the Company’s European subsidiaries received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $2.0 million, which was paid in March 2016. In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14.8 million, which was paid in July 2017, and settled the remaining portion related to the Company's reserve power battery business and agreed to pay a fine of $7.3 million, which was paid in April 2019. In July 2017, the Company settled the Dutch regulatory proceeding and agreed to pay a fine of $11.2 million, which was paid in August 2017. As of March 31, 2020, the Company had no reserve balance in connection with these investigations and related legal matters. However, the precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain and could be materially adverse to our business. (See Note 19 to the Consolidated Financial Statement).

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

In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and changing environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; remediation of polluted ground or water; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. In light of the efforts to slow the spread of COVID-19 by many governments, we have also become subject to a number of restrictions on the operation of our business. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws or regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at their current or former properties or at properties at which they have disposed of hazardous substances. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties caused by former owners. Soil and groundwater contamination has occurred at some of our current and former properties and may occur or be discovered at other properties in the future. We are currently investigating and monitoring soil and groundwater contamination at several of our properties, in most cases as required by regulatory permitting processes. We may be required to conduct these operations at other properties in the future. In addition, we have been, and in the future, may be liable to contribute to the cleanup of locations owned or operated by other persons to which we or our predecessor companies have sent wastes for disposal, pursuant to federal and other environmental laws. Under these laws, the owner or operator of contaminated properties and companies that generated, disposed of or arranged for the disposal of wastes sent to a contaminated disposal facility can be held jointly and severally liable for the investigation and cleanup of such properties, regardless of fault. Additionally, our products may become subject to fees and taxes in order to fund cleanup of such properties, including those operated or used by other lead-battery industry participants.

Changes in environmental and climate laws or regulations could lead to new or additional investment in production designs and could increase environmental compliance expenditures.

For example, the European Union has enacted greenhouse gas emissions legislation, and continues to expand the scope of such legislation. The United States Environmental Protection Agency has promulgated regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions.

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

We invoice our foreign sales and service transactions in local and foreign currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current exchange rates as of the balance sheet dates. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, primarily the euro, British pound, Polish zloty, Chinese renminbi, Mexican peso and Swiss franc may adversely affect our revenue, cost of goods sold and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. Approximately 40% of net sales were generated outside of the United States in fiscal 2020.

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

We cannot assure you that our efficiency and cost reduction initiatives will be successfully or timely implemented, or that they will materially and positively impact our profitability. Because our initiatives involve changes to many aspects of our business, the associated cost reductions could adversely impact productivity and sales to an extent we have not anticipated. In addition, our ability to complete our efficiency and cost-savings initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to improve the efficiencies of our business operations and improve growth may not be successful. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended consequences that could materially adversely impact our profitability and business, including unintended employee attrition or harm to our competitive position. To the extent that we do not achieve the profitability enhancement or other benefits of our efficiency and cost reduction initiatives that we anticipate, our results of operations may be materially adversely affected.

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

As part of our business strategy, we have grown, and plan to continue growing, by acquiring other product lines, technologies or facilities that complement or expand our existing business, such as the acquisition of Alpha during fiscal 2019 and NorthStar during fiscal 2020. There is significant competition for acquisition targets in the stored energy industry. We may not be able to identify suitable acquisition candidates or negotiate attractive terms. In addition, we may have difficulty obtaining the financing necessary to complete transactions we pursue. In that regard, our credit facilities restrict the amount of additional indebtedness that we may incur to finance acquisitions and place other restrictions on our ability to make acquisitions. Exceeding any of these restrictions would require the consent of our lenders. Even if acquisition candidates are identified, we cannot be sure that our diligence will surface all material issues that may be present, including as they relate to inside Alpha and/or NorthStar or their respective business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of such acquisition candidate, Alpha, NorthStar and their business and outside of their respective control will not arise later. If any such material issues arise, they may materially and adversely impact the on-going business of EnerSys and our stockholders’ investment. We may be unable to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and we may not be able to realize related revenue synergies and cost savings within expected time frames. For example, the ability of EnerSys to realize the anticipated benefits of the Alpha and NorthStar acquisitions will depend, to a large extent, on our ability to combine Alpha’s, NorthStar's and our businesses in a manner that facilitates growth opportunities and realizes anticipated synergies, and achieves the projected stand-alone cost savings and revenue growth trends identified by each company. It is expected that we will benefit from operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. We may also enjoy revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage our collective distribution strength. In order to achieve these expected benefits, we must successfully combine the businesses of Alpha, NorthStar and EnerSys in a manner that permits these cost savings and synergies to be realized and must achieve the anticipated savings and synergies without adversely affecting current revenues and investments in future growth. If we experience difficulties with the integration process or are not able to successfully achieve these objectives, the anticipated benefits of the Alpha and NorthStar acquisitions may not be realized fully or at all or may take longer to realize than expected. Our failure to execute our acquisition strategy could have a material adverse effect on our business. We cannot assure you that our acquisition strategy will be successful or that we will be able to successfully integrate acquisitions we do make.

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

In addition, these computer systems are essential for the exchange of information both within the company and in communicating with third parties. Despite our efforts to protect the integrity of these systems and network as well as sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and results of operations.

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

As of March 31, 2020, we had $1,160.6 million of total consolidated debt (including finance leases). This level of debt could:

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

During fiscal 2020, we announced the declaration of a quarterly cash dividend of $0.175 per share of common stock for quarters ended June 30, 2019, September 29, 2019, December 29, 2019 and March 31, 2020. On May 21, 2020, we announced a fiscal 2021 first quarter cash dividend of $0.175 per share of common stock. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of existing and future indebtedness and credit facilities, and other factors that the Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on our share price.

We cannot guarantee that our share repurchase programs will be fully consummated or that they will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

Our Board of Directors has authorized two share repurchase programs, one authorizing the repurchase of up to $100 million of our common stock, of which authority, as of March 31, 2020, approximately $59 million remains available and another authorizing the repurchase of up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year and the number of shares exercised through stock option awards during such fiscal year. Although our board of directors has authorized these share repurchase programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the programs will be fully consummated or that they will enhance long-term stockholder value. The programs could affect the trading price of our stock and increase volatility, and any announcement of a termination of these programs may result in a decrease in the trading price of our stock. In addition, these programs could diminish our cash reserves. The Company does not plan on utilizing the share repurchase authorization in the present financial environment.

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

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for fiscal 2019 and 2018. In fiscal year 2020, Switzerland enacted the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) which became effective on January 1, 2020. These enactments and future possible guidance from the applicable taxing authorities may have a material impact on the Company’s operating results. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Company closely monitors these proposals as they arise in the countries where it operates. Changes to the statutory tax rate may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.

In connection with the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting (BEPS) project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other countries. The Company regularly assesses the likely outcomes of its tax audits and disputes to determine the appropriateness of its tax reserves. However, any tax authority could take a position on tax treatment that is contrary to the Company’s expectations, which could result in tax liabilities in excess of reserves.

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

Americas: Sylmar, California; Longmont, Colorado; Tampa, Florida; Suwanee, Georgia, Hays, Kansas; Richmond, Kentucky; Springfield and Warrensburg, Missouri; Horsham, Pennsylvania; Sumter, South Carolina; Ooltewah, Tennessee, Spokane, Washington and Bellingham, Washington in the United States; Burnaby, in Canada; Monterrey and Tijuana in Mexico; Buenos Aires, Argentina and São Paulo, in Brazil.

EMEA: Hostomice, Czech Republic; Arras, France; Hagen in Germany; Bielsko-Biala, Poland; Stockholm, Sweden and Newport and Culham in the United Kingdom.

Asia: Chongqing and Yangzhou in the PRC and Andhra Pradesh in India.

We consider our plants and facilities, whether owned or leased, to be in satisfactory condition and adequate to meet the needs of our current businesses and projected growth. Information as to material lease commitments is included in Note 3 - Leases to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business. See Litigation and Other Legal Matters in Note 19 - Commitments, Contingencies and Litigation to the Consolidated Financial Statements, which is incorporated herein by reference.

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

Holders of Record

As of May 28, 2020, there were approximately 303 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2020, we did not issue any unregistered securities.

Dividends

During fiscal 2020, the Company’s quarterly dividend was $0.175 per share. The Company declared aggregate regular cash dividends of $0.70 per share in each of the years ended March 31, 2019 and 2018.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)(2)
December 30, 2019 - January 26, 2020	7,208	$74.75	—	$9,002,889
January 27, 2020 - February 23, 2020	9,021	72.21	—	9,002,889
February 24, 2020 - March 31, 2020	—	—	—	9,002,889
Total	16,229	$73.34	—

(1)
The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.

(2)
On November 8, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date and a remaining authorization of $59.1 million. The authorization is in addition to the existing stock repurchase programs.

The Company does not plan on utilizing the share repurchase authorization in the present financial environment.

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

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group (duly updated for changes) on March 31, 2015.

Comparison Of Five Year Cumulative Total Return*
For Year Ended March 31, 2020

Among EnerSys, the NYSE Composite Index, and SIC Code 369

$250
$200
$150
$100
$50
$0
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
EnerSys
NYSE Composite
SIC Code 369

*$100 invested on March 31, 2015 in stock or index, including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended March 31,
	2020	2019	2018	2017	2016
	(In thousands, except share and per share data)
Consolidated Statements of Income:
Net sales	$3,087,868	$2,808,017	$2,581,891	$2,367,149	$2,316,249
Cost of goods sold	2,301,148	2,104,612	1,920,030	1,713,115	1,704,472
Inventory step up to fair value relating to acquisitions and exit activities	1,854	10,379	3,457	2,157	—
Gross profit	784,866	693,026	658,404	651,877	611,777
Operating expenses	529,643	441,415	382,077	369,863	352,767
Restructuring, exit and other charges	20,766	34,709	5,481	7,160	12,978
Impairment of goodwill	39,713	—	—	12,216	31,411
Impairment of finite, indefinite-lived intangibles and fixed assets	4,549	—	—	1,800	4,841
Legal proceedings charge, net of settlement income	—	4,437	—	23,725	3,201
Gain on sale of facility	—	—	—	—	(3,420)
Operating earnings	190,195	212,465	270,846	237,113	209,999
Interest expense	43,673	30,868	25,001	22,197	22,343
Other (income) expense, net	(415)	(614)	7,519	2,221	5,719
Earnings before income taxes	146,937	182,211	238,326	212,695	181,937
Income tax expense	9,821	21,584	118,493	54,472	50,113
Net earnings	137,116	160,627	119,833	158,223	131,824
Net earnings (losses) attributable to noncontrolling interests	—	388	239	(1,991)	(4,326)
Net earnings attributable to EnerSys stockholders	$137,116	$160,239	$119,594	$160,214	$136,150
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.23	$3.79	$2.81	$3.69	$3.08
Diluted	$3.20	$3.73	$2.77	$3.64	$2.99
Weighted-average number of common shares outstanding:
Basic	42,411,834	42,335,023	42,612,036	43,389,333	44,276,713
Diluted	42,896,775	43,008,952	43,119,856	44,012,543	45,474,130

As a result of the adoption of ASU 2017-07, “Compensation—Retirement Benefits (Topic 715)” during the first quarter of 2019, the Company has recast the prior years of fiscal 2018 and 2017, those being the years presented in the primary financial statements in the year of adoption of the standard.

	Fiscal Year Ended March 31,
	2020	2019	2018	2017	2016
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$253,398	$197,855	$211,048	$246,030	$307,571
Net cash used in investing activities	(274,819)	(723,883)	(72,357)	(61,833)	(80,923)
Net cash provided by (used in) financing activities	62,683	346,577	(166,888)	(62,542)	(105,729)
Other operating data:
Capital expenditures	101,425	70,372	69,832	50,072	55,880

	As of March 31,
	2020	2019	2018	2017	2016
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$326,979	$299,212	$522,118	$500,329	$397,307
Working capital	962,586	923,715	1,048,057	951,484	845,068
Total assets	3,301,698	3,118,193	2,486,925	2,293,029	2,214,488
Total debt, including finance leases	1,151,844	1,036,534	598,020	606,133	628,631
Total EnerSys stockholders’ equity	1,300,525	1,282,287	1,195,675	1,103,456	1,013,131
On April 1, 2019, we adopted ASU No. 2016-02 which required us to recognize lease right-of-use assets and corresponding lease liabilities on the consolidated balance sheet. No prior periods were restated as further discussed in Note 1 of Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2020, 2019 and 2018, should be read in conjunction with our audited Consolidated Financial Statements and the notes to those statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

Current Market Conditions

Economic Climate

The COVID-19 pandemic has weakened economic activity around the world. China’s economic activity was the hardest hit during our fourth fiscal quarter and two of our plants in China were shut down for several weeks and order demand slowed significantly. In Europe and North America, the impact of COVID-19 was felt towards the end of our fourth quarter so the economic impact was not as severe as in China. We believe that EMEA and Americas economies will be much harder hit by the impact of COVID-19 during our first fiscal quarter of fiscal 2021.

While the adverse direct impact from COVID-19 was felt by our factories in China and our overall supply chain, our factories in both the Americas and EMEA, deemed essential critical infrastructure suppliers, remain in operation with some near full capacity while others are experiencing lower demand, particularly those in our motive power lines of business. We have been able to meet customer demand while maintaining the safety considerations for those in our facilities and as many employees continue to work effectively from home. The pandemic continues to pose challenges in many of our markets including delayed 5G deployments and lower OEM sales to our transportation and motive power customers as they experience lower demand with their end customers.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As a result of the COVID-19 pandemic and a forecasted global economic recession, we anticipate that our commodity costs will be lower in the near future and foreign currency exposures may continue to fluctuate as they have in the past several years. Since the outbreak of COVID-19 in our fourth fiscal quarter of 2020, we have experienced declining commodity costs.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. Lead prices rose for the most part of fiscal 2018, peaked in the first quarter of fiscal 2019 and then declined sequentially in every quarter in fiscal 2019. In fiscal 2020, our selling prices declined in response to declining commodity costs, including lead. Based on current commodity markets, we will likely see year over year benefits from declining commodity prices, with some related reduction in our selling prices in the upcoming year.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $327 million of available cash and cash equivalents and available and undrawn credit lines of approximately $694 million at March 31, 2020 to cover short-term liquidity requirements and anticipated growth in the foreseeable future. The nominal amount of credit available is subject to a leverage ratio maximum of 3.5x EBITDA, as discussed in the Liquidity and Capital Resources, which effectively limits additional debt or lowered cash balances by approximately $500 million.

In fiscal 2020, we issued $300 million in aggregate principal amount of our 4.375% Senior Notes due 2027 (the “2027 Notes”). Proceeds from this offering, net of debt issuance costs were $296.3 million and were utilized to pay down the balance outstanding on the revolver borrowings.

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

In fiscal 2020 and 2019 we repurchased $34.6 million and $56.0 million of our common stock under existing authorizations, respectively. In fiscal 2020 and fiscal 2019, we reissued 17,410 and 3,256 shares out of our treasury stock, respectively, to participants under the Company's Employee Stock Purchase Plan.

In fiscal 2019, we reissued 1,177,630 shares from our treasury stock to satisfy $100.0 million of the initial purchase consideration of $750.0 million, in connection with the Alpha acquisition.

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

In January 2017, we started our Operational Excellence program, referred to as the EnerSys Operating System, or EOS, which serves as our continuous improvement engine. During fiscal 2018 and 2019, we were able to fund our investment in new product development and digital core with savings of approximately $25 million in each year, primarily from restructuring programs. Our global deployment of EOS began to slow in fiscal 2019 and we have struggled to maintain pace with surging customer demand for TPPL amidst disruptions in fiscal 2019 from our ERP implementation and in fiscal 2020 from a fire, both adversely impacting our productivity at our Richmond motive power facility. We constantly evaluate the return on investment to ensure we achieve our targeted improvement by the end of fiscal 2021.

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

The future cash flows used under the DCF method are derived from estimates of future revenues, operating income, working capital requirements and capital expenditures, which in turn reflect our expectations of specific global, industry and market conditions. The discount rate developed for each of the reporting units is based on data and factors relevant to the economies in which the business operates and other risks associated with those cash flows, including the potential variability in the amount and timing of the cash flows. A terminal growth rate is applied to the final year of the projected period and reflects our estimate of stable growth to perpetuity. We then calculate the present value of the respective cash flows for each reporting unit to arrive at the fair value using the income approach and then determine the appropriate weighting between the fair value estimated using the income approach and the fair value estimated using the market approach. Finally, we compare the estimated fair value of each reporting unit to its respective carrying value in order to determine if the goodwill assigned to each reporting unit is potentially impaired. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Our annual goodwill impairment test, which we performed during the fourth quarter of fiscal 2020, resulted in an impairment charge for goodwill of $39.7 million in our Asia reporting unit, and a $4.5 million impairment of trademarks in EMEA, as discussed in Note 7 to the Consolidated Financial Statements. There was no goodwill remaining in the Asia reporting unit after this impairment charge was recorded. The excess of fair value over carrying value for each of our reporting units for which we performed a quantitative goodwill impairment test, as of December 30, 2019, the annual testing date, ranged from approximately 9% to approximately 180% of carrying value, except in the case of our Asia region.
In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair values over carrying values range from approximately 40% to approximately 152% of the carrying values, except our South America reporting unit, where the fair value would be below the carrying value by 2%. South America's goodwill was $1.9 million and $2.6 million as of March 31, 2020 and 2019, respectively.
We evaluate goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management's business strategy or loss of a major customer, indicate that there may be a potential indicator of impairment.

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

Business Combinations

We account for business combinations in accordance with ASC 805, Business Combinations. We recognize assets acquired and liabilities assumed in acquisitions at their fair values as of the acquisition date, with the acquisition-related transaction and restructuring costs expensed in the period incurred. Determining the fair value of assets acquired and liabilities assumed often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses and may include estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. In addition, fair values are subject to refinement for up to a year after the closing date of an acquisition. Adjustments recorded to the acquired assets and liabilities are applied prospectively.

Fair values are based on estimates using management's assumptions using future growth rates, future attrition of the customer base, discount rates, multiples of earnings or other relevant factors.

Any change in the acquisition date fair value of assets acquired and liabilities assumed may materially affect our financial position, results of operations and liquidity.

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

For certain matters, management is able to estimate a range of losses. When a loss is probable, but no amount of loss within a range of outcomes is more likely than any other outcome, management will record a liability based on the low end of the estimated range. Additionally, management will evaluate whether losses in excess of amounts accrued are reasonably possible, and will make disclosure of those matters based on an assessment of the materiality of those addition possible losses.

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

Results of Operations—Fiscal 2020 Compared to Fiscal 2019

The following table presents summary Consolidated Statement of Income data for fiscal year ended March 31, 2020, compared to fiscal year ended March 31, 2019:

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$3,087.8	100.0%	$2,808.0	100.0%	$279.8	10.0%
Cost of goods sold	2,301.0	74.5	2,104.6	74.9	196.4	9.3
Inventory step up to fair value relating to acquisitions and exit activities	1.9	0.1	10.3	0.4	(8.4)	(82.1)
Gross profit	784.9	25.4	693.1	24.7	91.8	13.3
Operating expenses	529.7	17.1	441.4	15.7	88.3	20.0
Restructuring, exit and other charges	20.8	0.7	34.8	1.2	(14.0)	(40.2)
Impairment of goodwill	39.7	1.3	—	—	39.7	NM
Impairment of indefinite-lived intangibles	4.5	0.1	—	—	4.5	NM
Legal proceedings charge, net	—	—	4.4	0.2	(4.4)	NM
Operating earnings	190.2	6.1	212.5	7.6	(22.3)	(10.5)
Interest expense	43.7	1.4	30.9	1.1	12.8	41.5
Other (income) expense, net	(0.5)	—	(0.5)	—	—	—
Earnings before income taxes	147.0	4.7	182.1	6.5	(35.1)	(19.4)
Income tax expense	9.9	0.3	21.6	0.8	(11.7)	(54.5)
Net earnings	137.1	4.4	160.5	5.7	(23.4)	(14.6)
Net earnings attributable to noncontrolling interests	—	—	0.3	—	(0.3)	NM
Net earnings attributable to EnerSys stockholders	$137.1	4.4%	$160.2	5.7%	$(23.1)	(14.4)%
 NM = not meaningful

Overview

Our sales in fiscal 2020 were $3.1 billion, a 10% increase from prior year's sales. This increase was the result of a 17% increase due to the Alpha and NorthStar acquisitions (as discussed in Part I, Item 1 of this Annual Report), partially offset by a 4% decrease in organic volume, a 2% decrease in foreign currency translation impact and a 1% decrease in pricing. Organic volume decline in fiscal 2020 reflects the impact of the recent fire and ERP execution challenges in our Richmond, Kentucky facility and weakness in the European and Asian markets.

A discussion of specific fiscal 2020 versus fiscal 2019 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Segment sales

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Americas	$2,082.3	67.4%	$1,690.9	60.2%	$391.4	23.1%
EMEA	787.3	25.5	860.6	30.7	(73.3)	(8.5)
Asia	218.2	7.1	256.5	9.1	(38.3)	(14.9)
Total net sales	$3,087.8	100.0%	$2,808.0	100.0%	$279.8	10.0%

The Americas segment’s net sales increased by $391.4 million or 23.1% in fiscal 2020, as compared to fiscal 2019, primarily due to a 26% increase from the Alpha and NorthStar acquisitions, partially offset by a 1% decrease each in organic volume, pricing and currency translation impact.

The EMEA segment’s net sales decreased by $73.3 million or 8.5% in fiscal 2020, as compared to fiscal 2019, primarily due to a 6% decrease in organic volume, a 4% decrease in currency translation impact and a 1% decrease in pricing, partially offset by a 2% increase from the NorthStar acquisition. The decrease in organic volume was driven in part by the return of a competitor to the market in fiscal 2020. This competitor was absent in fiscal 2019 due to a fire at their facility.

The Asia segment’s net sales decreased by $38.3 million or 14.9% in fiscal 2020, as compared to fiscal 2019, primarily due to a 11% decrease in organic volume reflecting dramatic declines of telecom demand in China and the impact from the COVID-19 pandemic, a 3% decrease in currency translation impact and a 1% decrease in pricing.

Product line sales

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Reserve power	$1,739.6	56.3%	$1,416.2	50.4%	$323.4	22.8%
Motive power	1,348.2	43.7	1,391.8	49.6	(43.6)	(3.1)
Total net sales	$3,087.8	100.0%	$2,808.0	100.0%	$279.8	10.0%

Sales in our reserve power products increased in fiscal 2020 by $323.4 million or 22.8% compared to the prior year, primarily due to a 33% increase from the Alpha and NorthStar acquisitions, partially offset by a 7% decrease in organic volume, a 2% decrease in currency translation impact and a 1% decrease in pricing. The decrease in organic volume in fiscal 2020 is primarily from the deferral of spending by telecom and broadband customers and the conclusion of a large enclosure order a year ago.

Sales in our motive power products decreased in fiscal 2020 by $43.6 million or 3.1% compared to the prior year, primarily due to a 2% decrease in currency translation impact and a 1% decrease in pricing. The lack of organic growth in motive power product volume is due to weak European markets, the recent fire in our Richmond, Kentucky facility and the impact from the COVID-19 pandemic on our fourth fiscal quarter sales.

Gross Profit

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$784.9	25.4%	$693.1	24.7%	$91.8	13.3%

Gross profit increased $91.8 million or 13.3% in fiscal 2020 compared to fiscal 2019. Gross profit, as a percentage of net sales, increased 70 basis points in fiscal 2020 compared to fiscal 2019. This increase in the gross profit margin is largely a function of declines in commodity costs relative to pricing, partially offset by higher manufacturing costs.

Operating Items

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$529.7	17.1%	$441.4	15.7%	$88.3	20.0%
Restructuring, exit and other charges	20.8	0.7	34.8	1.2	(14.0)	(40.2)
Impairment of goodwill	39.7	1.3	—	—	39.7	NM
Impairment of indefinite-lived intangibles	4.5	0.1	—	—	4.5	NM
Legal proceedings charge, net	—	—	4.4	0.2	(4.4)	NM
NM = not meaningful

Operating Expenses

Operating expenses increased $88.3 million or 20% in fiscal 2020 from fiscal 2019 and increased as a percentage of net sales by 140 basis points. Excluding the impact of the foreign currency translation, the increase reflects the inclusion of Alpha and NorthStar, as well as an increase of $25.0 million towards new product development.

Selling expenses, our main component of operating expenses, were 44.7% of sales in fiscal 2020, compared to 46.4% of sales in fiscal 2019.

Impairment of goodwill and indefinite-lived intangibles

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

In the fourth quarter of fiscal 2020, we conducted our annual goodwill impairment test which indicated that the fair value of Asia was less than its carrying value. We recorded a non-cash charge of $39.7 million related to goodwill impairment in Asia under the caption “Impairment of goodwill” in the Consolidated Statements of Income. We also recorded a non-cash charge of $4.5 million related to indefinite-lived trademarks in EMEA, under the caption “Impairment of indefinite-lived intangibles” in the Consolidated Statements of Income. The key factors contributing to the impairment in Asia was the increasing pressure on organic sales growth that we began to experience in fiscal 2019 due to a slowdown in telecom spending in the PRC amidst growing trade tensions between the U.S.A and China. The impact of these trade tensions on our ability to capture market share in PRC accelerated in the second half of the fiscal year. Throughout fiscal 2020, there was a general slowdown in the Chinese economy which was further exacerbated by the outbreak of the COVID -19 pandemic, causing disruption to two of our plants in China in the fourth quarter. Also contributing to the poor performance of the Asia region was a general softening of demand in Australia, that began in fiscal 2019 and continued throughout fiscal 2020. We monitored the performance of our Asia reporting unit for interim impairment indicators throughout fiscal 2020, but the emergence of COVID-19 in China in December 2019 coupled with the totality of economic headwinds in the region resulted in the recognition of a goodwill impairment loss in connection with our annual impairment test.

During the fourth quarter of fiscal 2020, management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge relating to two of its trademarks in the EMEA reporting unit, that were acquired through legacy acquisitions was appropriate, as it plans to phase out these trademarks.

Restructuring, exit and other charges

Included in our fiscal 2020 operating results are restructuring charges of $2.5 million in the Americas and $7.0 million in EMEA, both primarily relating to the recent NorthStar acquisition and $1.5 million in Asia. Also included in the fiscal 2020 operating results are exit charges of $5.1 million in EMEA, including $2.2 million of cash charges, relating to the closure of our facility in Targovishte, Bulgaria, that commenced in fiscal 2019 as explained below.

In keeping with our strategy of exiting the manufacture of batteries for diesel-electric submarines, during fiscal 2020, we sold certain licenses and assets for $2.0 million and recorded a net gain of $0.9 million, which is reported as other exit charges.

During fiscal 2020, we also wrote off $5.5 million of assets at our Kentucky and Tennessee plants, as a result of our strategic product mix shift from traditional flooded batteries to maintenance free lead acid and lithium batteries.

Included in our fiscal 2019 operating results are restructuring and exit charges of $4.0 million in Americas, $27.0 million in EMEA and $3.8 million in Asia. Of the $27.0 million charges in EMEA, $17.7 million related to the closure of our facility in Targovishte, Bulgaria, $4.9 million related to the disposition of GAZ Geräte - und Akkumulatorenwerk Zwickau GmbH, a wholly-owned German subsidiary, $3.4 million related to improving efficiencies of our general operations and $1.0 million related to dissolving a joint venture in Tunisia. The facility in Bulgaria produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. The $17.7 million charges were primarily non-cash charges of $15.0 million related to the write-off of fixed assets and $2.7 million of severance payments. In addition, cost of goods sold also included a $2.5 million of inventory write-off relating to the closure of the Bulgaria facility. These exit activities are a consequence of the Company's strategic decision to streamline its product portfolio and focus its efforts on new technologies. The charges in Asia primarily relate to improving efficiencies in the PRC in light of recent decline in demand.

Richmond, Kentucky Plant Fire

On September 19, 2019, a fire broke out in the battery formation area of our Richmond, Kentucky motive power production facility. We maintain insurance policies for both property damage and business interruption and are finishing cleanup and repair. We believe that the total claim, including the replacement of inventory and equipment, the cleanup and repairs to the building, as well as the claim for business interruption is nearly $50 million.

We recorded $10.0 million of damages caused to our fixed assets and inventories, as well as for cleanup, asset replacement and other ancillary activities directly associated with the fire, which were initially reflected as a receivable for probable insurance recoveries. We received $12.0 million in advances related to our initial claims for recovery from our property and casualty insurance carriers in fiscal 2020. Subsequent to March 31, 2020, we also received an additional $8.7 million towards the business interruption claim, of which, $5.0 million was booked as a reduction to our cost of goods sold in our fourth quarter.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Americas	$206.9	9.9%	$186.9	11.0%	$20.0	10.8%
EMEA	50.2	6.4	71.9	8.4	(21.7)	(30.3)
Asia	—	—	3.2	1.3	(3.2)	(100.0)
Subtotal	257.1	8.3	262.0	9.3	(4.9)	(1.9)
Inventory step up to fair value relating to acquisitions and exit activities - Americas	(1.9)	(0.1)	(7.2)	(0.4)	5.3	NM
Restructuring charges - Americas	(2.5)	(0.1)	(4.0)	(0.2)	1.5	(36.4)
Inventory adjustment relating to exit activities - EMEA	—	—	(2.6)	(0.3)	2.6	NM
Restructuring and other exit charges - EMEA	(11.3)	(1.4)	(27.0)	(3.1)	15.7	(54.0)
Inventory adjustment relating to exit activities - Asia	—	—	(0.5)	(0.2)	0.5	NM
Restructuring charges - Asia	(1.5)	(0.7)	(3.8)	(1.4)	2.3	(61.0)
Fixed asset write-off relating to exit activities and other - Americas	(5.5)	(0.3)	—	—	(5.5)	NM
Impairment of indefinite-lived intangibles - EMEA	(4.5)	(0.6)	—	—	(4.5)	NM
Impairment of goodwill - Asia	(39.7)	(18.2)	—	—	(39.7)	NM
Legal proceedings charge, net - EMEA	—	—	(4.4)	(0.5)	4.4	NM
Total operating earnings	$190.2	6.1%	$212.5	7.6%	$(22.3)	(10.5)%
  NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $22.3 million or 10.5% in fiscal 2020, compared to fiscal 2019. Operating earnings, as a percentage of net sales, decreased 150 basis points in fiscal 2020, compared to fiscal 2019. Excluding the impact of highlighted items, operating earnings in fiscal 2020 decreased 100 basis points primarily due to the recent fire at our Richmond, Kentucky facility which continued to result in missed sales opportunities and higher manufacturing costs, as well as the decline in our organic volume in EMEA and Asia.

The Americas segment’s operating earnings, increased $20.0 million or 10.8% in fiscal 2020 compared to fiscal 2019, with the operating margin decreasing 110 basis points to 9.9%. The decrease is primarily due to the recent fire at our Richmond, Kentucky, facility which continued to result in missed sales opportunities and higher manufacturing costs. This negative impact was partially offset by the impact of lower commodity costs and Alpha's contribution to operating earnings of $53.2 million or 9.7% of its sales for fiscal 2020.

The EMEA segment’s operating earnings, decreased $21.7 million or 30.3% in fiscal 2020 compared to fiscal 2019, with the operating margin decreasing 200 basis points to 6.4%. The decrease was primarily due to the lower volume previously discussed.

The Asia segment's operating earnings, decreased $3.2 million in fiscal 2020 compared to fiscal 2019, with the operating margin decreasing by 130 basis points to 0%. Lower organic volume caused by the slowdown in the Chinese economy as well as the recent disruption due to the COVID-19 pandemic to our two plants were the primary reasons for the poor performance of our Asia region.

Interest Expense

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$43.7	1.4%	$30.9	1.1%	$12.8	41.5%

Interest expense of $43.7 million in fiscal 2020 (net of interest income of $2.2 million) was $12.8 million higher than the $30.9 million in fiscal 2019 (net of interest income of $2.1 million).

Our average debt outstanding was $1,097.9 million in fiscal 2020, compared to our average debt outstanding of $742.0 million in fiscal 2019. Our average cash interest rate incurred in fiscal 2020 was 3.8% and was 4.1% in fiscal 2019. The increase in interest expense was primarily due to higher average debt incurred to fund the Alpha and NorthStar acquisitions.

In connection with the issuance of the 2027 Notes, we capitalized $4.6 million of debt issuance costs. Included in interest expense were non-cash charges related to amortization of deferred financing fees of $1.7 million in fiscal 2020 and $1.3 million in fiscal 2019.

Other (Income) Expense, Net

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$(0.5)	—%	$(0.5)	—%	$—	—%

Other (income) expense, net was income of $0.5 million in fiscal 2020 compared to income of $0.5 million in fiscal 2019. Foreign currency losses were $0.3 million in fiscal 2020 compared to foreign currency gains of $3.1 million in fiscal 2019.

Earnings Before Income Taxes

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$147.0	4.7%	$182.1	6.5%	$(35.1)	(19.4)%

As a result of the factors discussed above, fiscal 2020 earnings before income taxes were $147.0 million, a decrease of $35.1 million or 19.4% compared to fiscal 2019.

Income Tax Expense

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$9.9	0.3%	$21.6	0.8%	$(11.7)	(54.5)%
Effective tax rate	6.7%		11.9%		(5.2)%

Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. Among the significant changes resulting from the law, the Tax Act reduced the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, and required companies to pay a one-time transition tax on unrepatriated cumulative non-U.S. earnings of foreign subsidiaries and created new taxes on certain foreign sourced earnings. The U.S. federal statutory tax rate for fiscal 2020 and 2019 is 21.0%.

The Company’s income tax provision consists of federal, state and foreign income taxes. The effective income tax rate was 6.7% in fiscal 2020 compared to the fiscal 2019 effective income tax rate of 11.9%. The rate decrease in fiscal 2020 compared to fiscal 2019 is primarily due to changes in mix of earnings among tax jurisdictions, Swiss tax reform, and items related to the Tax Act in fiscal 2019.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures are effective January 1, 2020. Certain provisions of the TRAF were enacted during the second quarter of fiscal 2020. Significant changes in the tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The transitional provisions of the TRAF allow companies to elect tax basis adjustments to fair value, which is used for tax depreciation and amortization purposes resulting in a deduction over the transitional period. We recorded a net deferred tax asset of $22.5 million during fiscal 2020, related to the amortizable goodwill.

The fiscal 2020 foreign effective income tax rate was (7.4%) on foreign pre-tax income of $110.7 million compared to effective income tax rate of 12.3% on foreign pre-tax income of $128.9 million in fiscal 2019. For both fiscal 2020 and 2019, the difference in the foreign effective tax rate versus the U.S. statutory rate of 21% is primarily attributable to lower tax rates in the foreign countries in which we operate. The rate decrease in fiscal 2020 compared to fiscal 2019 is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2020 and fiscal 2019 and was taxed, excluding the impact from Swiss tax reform, at approximately 3% and 4%, respectively.

Results of Operations—Fiscal 2019 Compared to Fiscal 2018

The following table presents summary Consolidated Statement of Income data for fiscal year ended March 31, 2019, compared to fiscal year ended March 31, 2018:

	Fiscal 2019		Fiscal 2018		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,808.0	100.0%	$2,581.8	100.0%	$226.2	8.8%
Cost of goods sold	2,104.6	74.9	1,920.0	74.4	184.6	9.6
Inventory adjustment relating to acquisition and exit activities	10.3	0.4	3.4	0.1	6.9	NM
Gross profit	693.1	24.7	658.4	25.5	34.7	5.3
Operating expenses	441.4	15.7	382.1	14.8	59.3	15.5
Restructuring and other exit charges	34.8	1.2	5.5	0.2	29.3	NM
Legal proceedings charge, net	4.4	0.2	—	—	4.4	NM
Operating earnings	212.5	7.6	270.8	10.5	(58.3)	(21.6)
Interest expense	30.9	1.1	25.0	1.0	5.9	23.5
Other (income) expense, net	(0.5)	—	7.5	0.3	(8.0)	NM
Earnings before income taxes	182.1	6.5	238.3	9.2	(56.2)	(23.5)
Income tax expense	21.6	0.8	118.5	4.6	(96.9)	(81.8)
Net earnings	160.5	5.7	119.8	4.6	40.7	34.0
Net earnings (losses) attributable to noncontrolling interests	0.3	—	0.2	—	0.1	62.3
Net earnings attributable to EnerSys stockholders	$160.2	5.7%	$119.6	4.6%	$40.6	34.0%
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

Restructuring and other exit charges

With the recent Alpha acquisition, the Company commenced restructuring in the Americas, as part of its targeted synergy plans. The Company also continued meaningful restructuring actions in EMEA with the intent to improve profitability and streamline management’s focus.

Included in our fiscal 2019 operating results were restructuring and exit charges of $4.0 million in Americas, $27.0 million in EMEA and $3.8 million in Asia. Of the $27.0 million charges in EMEA, $17.7 million related to the closure of our facility in Targovishte, Bulgaria, $4.9 million related to the disposition of GAZ Geräte - und Akkumulatorenwerk Zwickau GmbH, a wholly-owned German subsidiary, $3.4 million related to improving efficiencies of our general operations and $1.0 million related to dissolving a joint venture in Tunisia. The facility in Bulgaria produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. The $17.7 million charges were primarily non-cash charges of $15.0 million related to the write-off of fixed assets and $2.7 million of severance payments. In addition, cost of goods sold also included a $2.5 million of inventory write-off relating to the closure of the Bulgaria facility. These exit activities were a consequence of the Company's strategic decision to streamline its product portfolio and focus its efforts on new technologies. The charges in Asia primarily related to improving efficiencies in the PRC in light of recent decline in demand.

Included in our fiscal 2018 operating results is a $5.5 million charge of restructuring and other exit charges, comprising $1.3 million in Americas, $4.0 million in EMEA and $0.2 million in Asia. The charges in the Americas primarily related to improving efficiencies of our general operations, while charges in EMEA related to restructuring programs to improve efficiencies in our manufacturing, supply chain and general operations. In addition, cost of goods sold also included a $3.4 million of inventory write-off relating to the closing of our Cleveland, Ohio charger manufacturing facility.

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

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2019		Fiscal 2018		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions (2)	As % Net Sales(1)	In Millions	%
Americas	$186.9	11.0%	$189.4	13.3%	$(2.5)	(1.4)%
EMEA	71.9	8.4	77.7	9.1	(5.8)	(7.3)
Asia	3.2	1.3	12.6	4.2	(9.4)	(74.6)
Subtotal	262.0	9.3	279.7	10.8	(17.7)	(6.4)
Inventory adjustment relating to exit activities - Americas	(7.2)	(0.4)	(3.4)	(0.2)	(3.8)	NM
Restructuring charges - Americas	(4.0)	(0.2)	(1.3)	(0.1)	(2.7)	NM
Inventory adjustment relating to exit activities - EMEA	(2.6)	(0.3)	—	—	(2.6)	NM
Restructuring and other exit charges - EMEA	(27.0)	(3.1)	(4.0)	(0.5)	(23.0)	NM
Inventory adjustment relating to exit activities - Asia	(0.5)	(0.2)	—	—	(0.5)	NM
Restructuring charges - Asia	(3.8)	(1.4)	(0.2)	(0.1)	(3.6)	NM
Legal proceedings charge - EMEA	(4.4)	(0.5)	—	—	(4.4)	NM
Total operating earnings	$212.5	7.6%	$270.8	10.5%	$(58.3)	(21.5)%
NM = not meaningful

(1)	The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

(2)	Restated for ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)”. See Note 1 to the Consolidated Financial Statement for more details.

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

The Americas segment’s operating earnings, decreased $2.5 million or 1.4% in fiscal 2019 compared to fiscal 2018, with the operating margin decreasing 230 basis points to 11.0%. This decrease was primarily due to higher commodity costs, transaction costs related to the Alpha acquisition and product delays caused by ERP execution challenges, partially offset by organic volume improvement, price recoveries and cost saving initiatives.

The EMEA segment’s operating earnings, decreased $5.8 million or 7.3% in fiscal 2019 compared to fiscal 2018, with the operating margin decreasing 70 basis points to 8.4%. This decrease was primarily due to higher commodity costs and freight, partially offset by organic volume improvement and cost saving initiatives.

Operating earnings in Asia, decreased $9.4 million or 74.6% in fiscal 2019 compared to fiscal 2018, with the operating margin decreasing by 290 basis points to 1.3%. This was primarily due to a decrease in organic volume from a slow down in telecom spending in the PRC and a general softening of demand in Australia as well as higher commodity costs, in the first half of fiscal 2019 in the PRC.

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

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2020, 2019 and 2018, were $327.0 million, $299.2 million and $522.1 million, respectively.

Cash provided by operating activities for fiscal 2020, 2019 and 2018, was $253.4 million, $197.9 million and $211.0 million, respectively.

During fiscal 2020, cash provided by operating activities was primarily from net earnings of $137.1 million, depreciation and amortization of $87.3 million, non-cash charges relating to impairment of goodwill and other intangible assets of $44.2 million, restructuring, exit and other charges of $11.0 million, stock-based compensation of $20.8 million, provision for bad debts of $4.8 million and non-cash interest of $1.7 million, partially offset by deferred taxes of $16.5 million primarily from the Swiss Tax Reform. Cash provided by earnings adjusted for non-cash items were partially offset by the increase in primary working capital of $16.4 million, net of currency translation changes. Accrued expenses increased by $7.1 million, primarily due to payroll accruals of $8.6 million, sales incentives of $8.0 million, interest of $3.9 million, partially offset by payments of $7.3 million related to the German competition authority matter and $6.1 million paid to the seller in connection with the Alpha acquisition, for certain reimbursable pre-acquisition items. Prepaid and other current assets increased by $17.5 million, primarily due to contract assets of $11.1 million, insurance receivable of $22.0 million relating to the Richmond plant claim, partially offset by insurance proceeds of $12.0 million and the receipt of $4.1 million in connection with the Alpha transaction. Other liabilities decreased by $12.7 million due to income taxes.

During fiscal 2019, cash provided by operating activities was primarily from net earnings of $160.5 million, depreciation and amortization of $63.3 million, non-cash charges relating to write-off of assets of $26.3 million, stock-based compensation of $22.6 million, non-cash interest of $1.3 million and provision for bad debts accounts of $1.4 million, partially offset by deferred tax benefit of $6.5 million. Cash provided by earnings as adjusted for non-cash items was partially offset by the increase in primary working capital of $30.7 million, net of currency translation changes, and a decrease in other long-term liabilities of $14.9 million, primarily related to income taxes. Prepaid and other current assets, primarily comprising of contract assets, also resulted in a decrease of $20.2 million to operating cash.

During fiscal 2018, cash provided by operating activities was primarily from net earnings of $119.8 million, depreciation and amortization of $54.3 million, stock-based compensation of $19.5 million, non-cash charges relating to write-off of assets of $3.7 million, non-cash interest of $1.6 million and provision for bad debts of $0.8 million, partially offset by deferred tax benefit of $20.3 million. Cash provided by earnings as adjusted for non-cash items was improved by an increase of $94.0 million in long term liabilities primarily due to the Transition Tax liability and was partially offset by the increase in primary working capital of $49.0 million, net of currency translation changes, and a decrease in accrued expenses of $26.6 million, comprising primarily of legal proceedings related payments, payroll related expenses and income taxes. Prepaid and other current assets, comprising of prepaid taxes, also provided an increase of $14.5 million to operating cash.

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $833.5 million (yielding a primary working capital percentage of 26.7%) at March 31, 2020 and $835.6 million (yielding a primary working capital percentage of 26.2%) at March 31, 2019. The primary working capital percentage of 26.7% at March 31, 2020 is 50 basis points higher than that for March 31, 2019, and 100 basis points higher than that for March 31, 2018. The primary working capital dollars are consistent with prior year. The increase in fiscal 2019 compared to fiscal 2018, was primarily due to the inclusion of the Alpha acquisition and higher inventory levels.

Primary Working Capital and Primary Working Capital percentages at March 31, 2020, 2019 and 2018 are computed as follows:

Balance at March 31, (1) (2) (3)	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital (%)
		(in millions)
2020	$595.9	$519.5	$(281.9)	$833.5	$3,127.2	26.7%
2019	624.1	503.9	(292.4)	835.6	3,186.4	26.2
2018	546.3	414.2	(258.9)	701.6	2,732.2	25.7
(1) The Company acquired NorthStar on September 30, 2019, as disclosed in Note 4 to the Consolidated Financial Statements. Therefore, the Primary working capital and related calculations as of March 31, 2018 and March 31, 2019 did not include NorthStar's primary working capital and its components.
(2) The Company acquired Alpha on December 7, 2018, as disclosed in Note 4 to the Consolidated Financial Statements. Therefore, the Primary working capital and related calculations as of March 31, 2018 did not include Alpha's primary working capital and its components.
(3) The inclusion of the NorthStar from its respective date of acquisition did not have a material impact on the Company's consolidated Primary working capital as of March 31, 2020.

Cash used in investing activities for fiscal 2020, 2019 and 2018 was $274.8 million, $723.9 million and $72.4 million, respectively.

During fiscal 2020 we acquired NorthStar for $176.5 million.

During fiscal 2019, we acquired Alpha for a total purchase consideration of $742.5 million, of which $650.0 was paid in cash and the balance, after adjusting for working capital of $0.8 million due from seller, was settled by issuing 1,177,630 shares of EnerSys common stock at a closing date fair value of $93.3 million. See Note 4 to the Consolidated Financial Statements for more details.

In fiscal 2019 and 2018, we also had minor acquisitions resulting in a cash outflow of $5.4 million and $3.0 million, respectively.

Capital expenditures were $101.4 million, $70.4 million and $69.8 million in fiscal 2020, 2019 and 2018, respectively.

During fiscal 2020, financing activities provided cash of $62.7 million. We issued our 2027 Notes for $300 million, the proceeds of which were utilized to pay down the existing revolver borrowings. We borrowed $386.7 million under the Amended 2017 Revolver and repaid $517.7 million of the Amended 2017 Revolver. Repayment on the Amended 2017 Term Loan was $28.1 million and net payments on short-term debt were $5.3 million. Treasury stock open market purchases were $34.6 million, payment of cash dividends to our stockholders were $29.7 million and payment of taxes related to net share settlement of equity awards were $6.4 million.

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

As a result of the above, total cash and cash equivalents increased by $27.8 million from $299.2 million at March 31, 2019 to $327.0 million at March 31, 2020.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $694 million at March 31, 2020 to cover short-term liquidity requirements. Our Amended Credit Facility is committed through September 30, 2022, as long as we continue to comply with the covenants and conditions of the credit facility agreement. We have $587 million in available credit lines under our Amended Credit Facility at March 31, 2020.

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

We are in compliance with all covenants and conditions under our Amended Credit Facility and Senior Notes. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2020, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$1,113.2	$38.9	$474.3	$300.0	$300.0
Short-term debt	46.5	46.5	—	—	—
Interest on debt	186.3	41.2	72.0	33.8	39.3
Operating leases	84.1	24.6	32.4	14.0	13.1
Tax Act - Transition Tax	64.8	6.2	12.3	27.0	19.3
Pension benefit payments and profit sharing	36.2	2.8	6.0	7.0	20.4
Restructuring	3.3	3.3	—	—	—
Purchase commitments	10.7	10.7	—	—	—
Lead and foreign currency forward contracts	3.2	3.2	—	—	—
Finance lease obligations, including interest	0.6	0.2	0.3	0.1	—
Total	$1,548.9	$177.6	$597.3	$381.9	$392.1

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the above table.

Under our Amended Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $7.7 million as of March 31, 2020.

Credit Facilities and Leverage

Our focus on working capital management and cash flow from operations is measured by our ability to reduce debt and reduce our leverage ratios.

In the third quarter of fiscal 2020, we issued $300 million in aggregate principal amount of our 4.375% Senior Notes due 2027 (the “2027 Notes”). Proceeds from this offering, net of debt issuance costs were $296.3 million and were utilized to pay down the balance outstanding on the revolver borrowings.

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

Shown below are the leverage ratios at March 31, 2020 and 2019, in connection with the Amended Credit Facility.

The total net debt, as defined under the Amended Credit Facility is $905.6 million for fiscal 2020 and is 2.3 times adjusted EBITDA (non-GAAP), compared to total net debt of $835.8 million and 2.0 times adjusted EBITDA (non-GAAP) for fiscal 2019.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) for March 31, 2020 and 2019, in connection with the Amended Credit Facility:

	Fiscal 2020	Fiscal 2019
	(in millions, except ratios)
Net earnings as reported	$137.1	$160.5
Add back:
Depreciation and amortization	87.3	63.3
Interest expense	43.7	30.9
Income tax expense	9.9	21.6
EBITDA (non GAAP)(1)	$278.0	$276.3
Adjustments per credit agreement definitions(2)	123.6	139.0
Adjusted EBITDA (non-GAAP) per credit agreement(1)	$401.6	$415.3
Total net debt(3)	$905.6	$835.8
Leverage ratios(4):
Total net debt/adjusted EBITDA ratio(4)	2.3 X	2.0 X
Maximum ratio permitted	3.5 X	4.0 X
Consolidated interest coverage ratio(5)	9.1 X	9.9 X
Minimum ratio required	3.0 X	3.0 X

(1)
We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use them as key measures of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our Amended Credit Facility are based on EBITDA, subject to adjustments, which are shown above. Continued availability of credit under our Amended Credit Facility is critical to our ability to meet our business plans. We believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding revolving credit and term loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing fees, which is included in interest expense.

(2)
The $123.6 million adjustment to EBITDA in fiscal 2020 primarily related to impairment of goodwill and other intangible assets of $44.2 million, $20.8 million of non-cash stock compensation, inclusion of $18.5 million of six months of pro forma earnings of NorthStar, $20.8 million of restructuring and other exit charges and $1.9 million of inventory adjustments (fair value step up relating to the NorthStar transaction), $14.3 for insurance reimbursement for business interruption due to the Richmond, KY fire and other charges of $3.1 million. The $139.0 million adjustment to EBITDA in fiscal 2019 primarily related to the inclusion of $69.3 million of nine months of pro forma earnings of Alpha, $13.6 million for fees and expenses related to the Alpha transaction, $22.6 million of non-cash stock compensation, $23.2 million of non-cash restructuring and other exit charges and $10.3 million of inventory adjustments (including a fair value step up relating to the Alpha transaction of $7.2 million).

(3)
Debt includes finance lease obligations and letters of credit and is net of all U.S. cash and cash equivalents and all but $64 million of foreign cash and investments, as defined in the Amended Credit Facility. In fiscal 2020, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and foreign cash investments of $262 million, and in fiscal 2019, were $200 million.

(4)
These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our Amended Credit Facility, for fiscal 2020 and fiscal 2019, respectively.

(5)
As defined in the Amended Credit Facility, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $1.7 million and $1.3 million for fiscal 2020 and fiscal 2019, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements - Summary of Significant Accounting Policies for a description of certain recently issued accounting standards that were adopted or are pending adoption that could have a significant impact on our Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Related Party Transactions

None.

Sequential Quarterly Information

Fiscal 2020 and 2019 quarterly operating results, and the associated quarterly trends within each of those two fiscal years, are affected by the same economic and business conditions except for impairment charges relating to goodwill in Asia of $39.7 million and trademarks in EMEA of $4.5 million in the fourth quarter of fiscal 2020 (as discussed in Results of Operations - Fiscal 2020 Compared to Fiscal 2019 in Item 7), income tax benefit of $21.0 million in the second quarter of fiscal 2020, on account of the Swiss tax reform and a tax benefit of $13.5 million in the third quarter of fiscal 2019 as a result of the Tax Act.
We have also included the operating results of NorthStar, in our third and fourth quarter results, for the period commencing on September 30, 2019 (the date of acquisition) and ending on March 31, 2020. NorthStar's sales for the third and fourth quarters of fiscal 2020 were $27.8 million and $26.7 million, respectively while net loss, for the same periods were $13.5 million and $0.5 million, respectively. We have also included the operating results of Alpha, in our third and fourth quarter results, for the period commencing on December 7, 2018 (the date of acquisition) and ending on March 31, 2019. The sales for the third and fourth quarters of fiscal 2019 were $26.8 million and $135.7 million, respectively. Alpha's net loss and net earnings, for the same periods were $4.4 million and $3.2 million, respectively.

	Fiscal 2020				Fiscal 2019
	June 30, 2019 1st Qtr.	Sept. 29, 2019 2nd Qtr.	Dec. 29, 2019 3rd Qtr.	March 31, 2020 4th Qtr.	July 1, 2018 1st Qtr.	Sept. 30, 2018 2nd Qtr.	Dec. 30, 2018 3rd Qtr.	March 31, 2019 4th Qtr.
	(in millions, except share and per share amounts)
Net sales	$780.2	$762.1	$763.7	$781.8	$670.9	$660.5	$680.0	$796.6
Cost of goods sold	578.7	564.8	574.6	582.9	505.1	499.6	511.7	588.2
Inventory step up to fair value relating to acquisitions and exit activities	—	—	3.8	(1.9)	0.5	—	3.7	6.1
Gross profit	201.5	197.3	185.3	200.8	165.3	160.9	164.6	202.3
Operating expenses	130.8	132.3	132.8	133.8	99.3	96.5	112.0	133.6
Restructuring, exit and other charges	2.4	6.3	9.4	2.7	1.8	1.1	5.4	26.5
Impairment of goodwill	—	—	—	39.7	—	—	—	—
Impairment of indefinite-lived intangibles	—	—	—	4.5	—	—	—	—
Legal proceedings (settlement income) charge	—	—	—	—	—	—	(2.8)	7.2
Operating earnings	68.3	58.7	43.1	20.1	64.2	63.3	50.0	35.0
Interest expense	10.9	10.1	11.1	11.6	6.5	6.4	7.1	10.9
Other (income) expense, net	(1.2)	0.2	(0.6)	1.1	0.4	(1.3)	—	0.4
Earnings before income taxes	58.6	48.4	32.6	7.4	57.3	58.2	42.9	23.7
Income tax expense (benefit)	10.0	(14.3)	5.3	8.9	11.3	10.8	(5.7)	5.2
Net earnings (loss)	48.6	62.7	27.3	(1.5)	46.0	47.4	48.6	18.5
Net earnings attributable to noncontrolling interests	—	—	—	—	0.1	—	0.2	—
Net earnings (loss) attributable to EnerSys stockholders	$48.6	$62.7	$27.3	$(1.5)	$45.9	$47.4	$48.4	$18.5
Net earnings (loss) per common share attributable to EnerSys stockholders:
Basic	$1.14	$1.48	$0.65	$(0.04)	$1.09	$1.13	$1.14	$0.43
Diluted	$1.13	$1.47	$0.64	$(0.04)	$1.08	$1.11	$1.12	$0.42
Weighted-average number of common shares outstanding:
Basic	42,656,339	42,392,039	42,286,641	42,312,315	42,012,546	42,133,484	42,337,459	42,856,604
Diluted	43,118,434	42,708,082	42,838,969	42,312,315	42,573,981	42,773,706	43,102,598	43,585,523

Net Sales

Quarterly net sales by segment were as follows:

	Fiscal 2020				Fiscal 2019
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by segment:
Americas	$517.1	$524.9	$503.1	$537.2	$392.5	$388.6	$402.0	$507.8
EMEA	203.2	182.8	202.3	199.0	210.5	204.0	217.8	228.3
Asia	59.9	54.4	58.3	45.6	67.9	67.9	60.2	60.5
Total	$780.2	$762.1	$763.7	$781.8	$670.9	$660.5	$680.0	$796.6
Segment net sales as % of total:
Americas	66.3%	68.9%	65.9%	68.7%	58.5%	58.8%	59.1%	63.7%
EMEA	26.0	24.0	26.5	25.5	31.4	30.9	32.0	28.7
Asia	7.7	7.1	7.6	5.8	10.1	10.3	8.9	7.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly net sales by product line were as follows:

	Fiscal 2020				Fiscal 2019
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by product line:
Reserve power	$435.8	$426.8	$448.2	$428.8	$324.0	$313.4	$329.5	$449.3
Motive power	344.4	335.3	315.5	353.0	346.9	347.1	350.5	347.3
Total	$780.2	$762.1	$763.7	$781.8	$670.9	$660.5	$680.0	$796.6
Product line net sales as % of total:
Reserve power	55.9%	56.0%	58.7%	54.9%	48.3%	47.4%	48.5%	56.4%
Motive power	44.1	44.0	41.3	45.1	51.7	52.6	51.5	43.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2020 are $3.2 million (pre-tax). Those contracts that result in an asset position at March 31, 2020 are $0.8 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $5.6 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2020	$30.1	35.0	$0.86	6%
March 31, 2019	39.2	42.0	0.93	7
March 31, 2018	72.2	62.9	1.15	14

(1)	Based on the fiscal year lead requirements for the periods then ended.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately
$62 million for the fiscal year ended March 31, 2020.

Foreign Currency Exchange Rate Risks

We manufacture and assemble our products globally in the Americas, EMEA and Asia. Approximately 40% of our sales and related expenses are transacted in foreign currencies. Our sales revenue, production costs, profit margins and competitive position are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. Additionally, as we report our financial statements in U.S. dollars, our financial results are affected by the strength of the currencies in countries where we have operations relative to the strength of the U.S. dollar. The principal foreign currencies in which we conduct business are the Euro, Swiss franc, British pound, Polish zloty, Chinese renminbi, Canadian dollar, Brazilian Real and Mexican peso.

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

At March 31, 2020 and 2019, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $3.0 million and $1.9 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EnerSys (the Company) as of March 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 1, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill and Indefinite-Lived Intangible Assets
Description of the Matter
As reflected in the Company’s consolidated financial statements, at March 31, 2020, the Company’s goodwill balance was $663.9 million. As discussed in Note 7 to the consolidated financial statements, the Company recognized a $39.7 million goodwill impairment loss associated with its Asia reporting unit in fiscal 2020. In addition, the Company’s indefinite-lived intangible assets were $146.4 million as of March 31, 2020, and included $56.0 million of trademarks recognized in connection with the December 2018 acquisition of Alpha. As discussed in Note 1 to the consolidated financial statements, goodwill and other indefinite-lived intangible assets are tested for impairment at least annually.
Auditing management’s annual quantitative goodwill and other indefinite-lived intangible assets impairment tests was complex and involved a high degree of subjectivity due to the significant estimation required in determining the fair value of the reporting units and the other indefinite-lived intangible assets. The fair value estimates related to the Company’s reporting units and other indefinite-lived intangible assets were sensitive to significant assumptions such as discount rates, revenue growth rates, operating margins, working capital rates, royalty rates, and terminal growth rates, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s quantitative goodwill and other indefinite-lived intangible assets annual impairment tests. For example, we tested controls over management’s review of the valuation models, the significant assumptions used to develop the estimate including forecasted revenue growth rates and profitability, and the completeness and accuracy of the data used in the valuations.
To test the estimated fair value of the Company’s reporting units and other indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we compared the significant assumptions used by management to current industry, market and economic trends, to historical results of the Company's business and other guideline companies within the same industry and to other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and other indefinite-lived intangible assets that would result from changes in the assumptions. We also involved internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Acquisition of NorthStar
Description of the Matter
As discussed in Note 4 to the Company’s consolidated financial statements, the Company completed the acquisition of N Holding, AB (“NorthStar”) on September 30, 2019 for $77.8 million in cash consideration and the assumption of $107.0 million in debt in a transaction that was accounted for as a business combination. The Company recognized the intangible assets acquired at their estimated fair values as of the date of the acquisition. These valuations required management to make significant judgments, estimates, and assumptions, especially with respect to the identifiable intangible assets, which were based in part upon historical experience and forward-looking information obtained from management of the acquired company.
Auditing the Company's accounting for its acquisition of NorthStar was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets, which principally consisted of technology-related intangibles of $19.0 million, customer relationships of $9.0 million, and trademarks of $6.0 million. In particular, the income approach used to determine the fair value of acquired identifiable intangible assets was complex and required the use of assumptions that were inherently uncertain. The significant assumptions included discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates, profit margins, royalty rates, and terminal growth rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the acquisition of NorthStar. For example, we tested controls over the completeness, recognition, and measurement of intangible assets acquired. We also tested controls over management’s review of the valuation models, the significant underlying assumptions used to develop the estimates and the completeness and accuracy of the data used in the valuations.
To test the estimated fair value of the acquired technology-related intangibles, customer relationships and trademarks, we evaluated (1) whether all material intangible assets were properly identified, (2) the significant assumptions discussed above that were used in valuing these intangible assets and (3) the completeness and accuracy of the underlying data used by the Company in its analyses. Specifically, when evaluating the assumptions related to the revenue growth rates and projected profit margins, we compared the assumptions to the past performance of NorthStar in addition to current industry, market, and economic trends. We evaluated whether the assumptions used in developing the discount rate were consistent with the economic environment, market information, management’s plans, and the risk associated with the future cash flows. We also considered whether the assumptions were consistent with evidence obtained in other areas of the audit, such as assumptions used by the Company in the preparation of its budget and performed sensitivity analyses over the significant assumptions to evaluate the changes in the fair value of the identifiable intangible assets that would result from changes in the assumptions. In addition, we involved internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company.

Income Taxes - Uncertain Tax Positions
Description of the Matter
As discussed in Note 14 to the Company’s consolidated financial statements, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Also as disclosed in Note 14, over 75% of the Company’s consolidated earnings before taxes are generated in foreign jurisdictions. Uncertainty in a tax position taken or to be taken on a tax return may arise as tax laws are subject to interpretation. The Company must identify its uncertain tax positions and uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of March 31, 2020, the Company accrued liabilities of $7.8 million for uncertain tax positions.
Auditing the completeness of the Company’s uncertain tax positions and the evaluation of the technical merits of those uncertain tax positions is complex given the scope of its international operations and the significant judgment required in evaluating the technical merits of the Company’s uncertain tax positions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over identifying uncertain tax positions and evaluating the technical merits of those positions. For example, we tested controls over the review of the Company’s foreign operations, including the tax positions taken by those operations, differences between statutory and effective tax rates, permanent differences impacting taxable income, and the monitoring of tax audits.
We involved our tax professionals with subject matter expertise in the areas of international taxation and transfer pricing to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We also used our knowledge of, and experience with, the application of international and local income tax laws by the relevant income tax authorities to evaluate the Company’s accounting for those tax positions. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. We also evaluated the Company’s income tax disclosures included in Note 14 to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1998.

Philadelphia, Pennsylvania
June 1, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys
Opinion on Internal Control over Financial Reporting
We have audited EnerSys’ internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EnerSys (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NorthStar, which is included in the 2020 consolidated financial statements of the Company and constituted 6.7% of total assets as of March 31, 2020 and 1.8% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of NorthStar.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated June 1, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
June 1, 2020

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$326,979	$299,212
Accounts receivable, net of allowance for doubtful accounts (2020–$15,246; 2019–$10,813)	595,873	624,136
Inventories	519,460	503,869
Prepaid and other current assets	120,593	109,431
Total current assets	1,562,905	1,536,648
Property, plant, and equipment, net	480,014	409,439
Goodwill	663,936	656,399
Other intangible assets, net	455,685	462,316
Deferred taxes	55,803	40,466
Other assets	83,355	12,925
Total assets	$3,301,698	$3,118,193
Liabilities and Equity
Current liabilities:
Short-term debt	$46,544	$54,490
Current portion of finance leases	162	10,113
Accounts payable	281,873	292,449
Accrued expenses	271,740	255,881
Total current liabilities	600,319	612,933
Long-term debt, net of unamortized debt issuance costs	1,104,731	971,756
Finance leases	407	175
Deferred taxes	78,363	82,112
Other liabilities	213,816	165,200
Total liabilities	1,997,636	1,832,176
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2020 and at March 31, 2019	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 55,114,808 shares issued and 42,323,305 shares outstanding at March 31, 2020; 54,848,523 shares issued and 42,620,750 shares outstanding at March 31, 2019	551	548
Additional paid-in capital	529,100	512,696
Treasury stock at cost, 12,791,503 shares held as of March 31, 2020 and 12,227,773 shares held as of March 31, 2019	(564,376)	(530,760)
Retained earnings	1,556,980	1,450,325
Accumulated other comprehensive loss	(215,006)	(142,682)
Contra equity - indemnification receivable	(6,724)	(7,840)
Total EnerSys stockholders’ equity	1,300,525	1,282,287
Nonredeemable noncontrolling interests	3,537	3,730
Total equity	1,304,062	1,286,017
Total liabilities and equity	$3,301,698	$3,118,193

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2020	2019	2018
Net sales	$3,087,868	$2,808,017	$2,581,891
Cost of goods sold	2,301,148	2,104,612	1,920,030
Inventory step up to fair value relating to acquisitions and exit activities	1,854	10,379	3,457
Gross profit	784,866	693,026	658,404
Operating expenses	529,643	441,415	382,077
Restructuring, exit and other charges	20,766	34,709	5,481
Impairment of goodwill	39,713	—	—
Impairment of indefinite-lived intangibles	4,549	—	—
Legal proceedings charge, net	—	4,437	—
Operating earnings	190,195	212,465	270,846
Interest expense	43,673	30,868	25,001
Other (income) expense, net	(415)	(614)	7,519
Earnings before income taxes	146,937	182,211	238,326
Income tax expense	9,821	21,584	118,493
Net earnings	137,116	160,627	119,833
Net earnings attributable to noncontrolling interests	—	388	239
Net earnings attributable to EnerSys stockholders	$137,116	$160,239	$119,594
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.23	$3.79	$2.81
Diluted	$3.20	$3.73	$2.77
Dividends per common share	$0.70	$0.70	$0.70
Weighted-average number of common shares outstanding:
Basic	42,411,834	42,335,023	42,612,036
Diluted	42,896,775	43,008,952	43,119,856

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2020	2019	2018
Net earnings	$137,116	$160,627	$119,833
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax	(5,793)	3,295	(5,400)
Pension funded status adjustment, net of tax	(2,003)	1,712	3,052
Foreign currency translation adjustment	(64,721)	(106,555)	113,739
Total other comprehensive (loss) gain, net of tax	(72,517)	(101,548)	111,391
Total comprehensive income	64,599	59,079	231,224
Comprehensive (loss) gain attributable to noncontrolling interests	(193)	(195)	523
Comprehensive income attributable to EnerSys stockholders	$64,792	$59,274	$230,701

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2017	$—	$544	$464,092	$(439,800)	$1,231,444	$(152,824)	$—	$1,103,456	$4,913	$1,108,369
Stock-based compensation	—	—	19,453	—	—	—	—	19,453	—	19,453
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	2	(6,533)	—	—	—	—	(6,531)	—	(6,531)
Purchase of common stock	—	—	—	(121,191)	—	—	—	(121,191)	—	(121,191)
Other	—	—	(402)	—	(137)	—	—	(539)	—	(539)
Net earnings	—	—	—	—	119,594	—	—	119,594	239	119,833
Dividends ($0.70 per common share)	—	—	678	—	(30,352)	—	—	(29,674)	—	(29,674)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $808)	—	—	—	—	—	3,052	—	3,052	—	3,052
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $2,071)	—	—	—	—	—	(5,400)	—	(5,400)	—	(5,400)
Foreign currency translation adjustment	—	—	—	—	—	113,455	—	113,455	284	113,739
Balance at March 31, 2018	$—	$546	$477,288	$(560,991)	$1,320,549	$(41,717)	$—	$1,195,675	$5,436	$1,201,111
Stock-based compensation	—	—	22,608	—	—	—	—	22,608	—	22,608
Exercise of stock options	—	2	9,046	—	—	—	—	9,048	—	9,048
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(3,630)	—	—	—	—	(3,630)	—	(3,630)
Purchase of common stock	—	—	—	(56,436)	—	—	—	(56,436)	—	(56,436)
Reissuance of treasury stock, on LIFO basis, towards Alpha purchase consideration	—	—	6,805	86,463	—	—	—	93,268	—	93,268
Reissuance of treasury stock towards employee stock purchase plan	—	—	—	204	—	—	—	204	—	204
Contra equity - indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	(7,840)	(7,840)	—	(7,840)
Other	—	—	(141)	—	—	—	—	(141)	—	(141)
Net earnings	—	—	—	—	160,239	—	—	160,239	388	160,627
Dividends ($0.70 per common share)	—	—	720	—	(30,463)	—	—	(29,743)	—	(29,743)
Dissolution of joint venture	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $120)	—	—	—	—	—	1,712	—	1,712	—	1,712
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,006)	—	—	—	—	—	3,295	—	3,295	—	3,295
Foreign currency translation adjustment	—	—	—	—	—	(105,972)	—	(105,972)	(583)	(106,555)
Balance at March 31, 2019	$—	$548	$512,696	$(530,760)	$1,450,325	$(142,682)	$(7,840)	$1,282,287	$3,730	$1,286,017
Stock-based compensation	—	—	20,780	—	—	—	—	20,780	—	20,780
Exercise of stock options	—	3	1,414	—	—	—	—	1,417	—	1,417
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(6,393)	—	—	—	—	(6,393)	—	(6,393)
Purchase of common stock	—	—	—	(34,561)	—	—	—	(34,561)	—	(34,561)
Reissuance of treasury stock towards employee stock purchase plan	—	—	(73)	945	—	—	—	872	—	872
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,116	1,116	—	1,116
Other	—	—	(80)	—	—	—	—	(80)	—	(80)
Net earnings	—	—	—	—	137,116	—	—	137,116	—	137,116
Dividends ($0.70 per common share)	—	—	756	—	(30,461)	—	—	(29,705)	—	(29,705)
Other comprehensive income:
Pension funded status adjustment (net of tax expense of $468)	—	—	—	—	—	(2,003)	—	(2,003)	—	(2,003)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,793)	—	—	—	—	—	(5,793)	—	(5,793)	—	(5,793)
Foreign currency translation adjustment	—	—	—	—	—	(64,528)	—	(64,528)	(193)	(64,721)
Balance at March 31, 2020	$—	$551	$529,100	$(564,376)	$1,556,980	$(215,006)	$(6,724)	$1,300,525	$3,537	$1,304,062
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2020	2019	2018
Cash flows from operating activities
Net earnings	$137,116	$160,627	$119,833
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87,344	63,348	54,317
Write-off of assets relating to restructuring and other exit charges	10,986	26,308	3,736
Impairment of goodwill	39,713	—	—
Impairment of indefinite-lived intangibles and fixed assets	4,549	—	—
Derivatives not designated in hedging relationships:
Net losses (gains)	178	1,856	(180)
Cash (settlements) proceeds	(793)	(1,802)	43
Provision for doubtful accounts	4,821	1,385	822
Deferred income taxes	(16,486)	(6,456)	(20,313)
Non-cash interest expense	1,673	1,316	1,603
Stock-based compensation	20,780	22,608	19,453
(Gain) loss on disposal of property, plant, and equipment	(86)	(258)	116
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	26,486	5,974	(32,242)
Inventories	(9,379)	(46,614)	(38,075)
Prepaid and other current assets	(17,508)	(20,195)	14,470
Other assets	3,089	(7,611)	(1,150)
Accounts payable	(33,490)	9,944	21,266
Legal proceedings accrual	—	7,258	—
Accrued expenses	7,055	(4,937)	(26,614)
Other liabilities	(12,650)	(14,896)	93,963
Net cash provided by operating activities	253,398	197,855	211,048

Cash flows from investing activities
Capital expenditures	(101,425)	(70,372)	(69,832)
Purchase of businesses	(176,548)	(654,614)	(2,988)
Proceeds from sale of facility	720	—	—
Insurance proceeds relating to property, plant and equipment	403	—	—
Proceeds from disposal of property, plant, and equipment	2,031	1,103	463
Net cash used in investing activities	(274,819)	(723,883)	(72,357)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(5,325)	37,424	214
Proceeds from Amended 2017 Revolver borrowings	386,700	531,100	379,750
Proceeds from 2027 Notes	300,000	—	—
Proceeds from 2011 Revolver borrowings	—	—	147,050
Repayments of Amended 2017 Revolver borrowings	(517,700)	(427,600)	(244,250)
Repayments of 2011 Revolver borrowings	—	—	(312,050)
Proceeds from Amended 2017 Term Loan	—	299,105	150,000
Repayments of Amended 2017 Term Loan	(28,138)	(11,666)	—
Repayments of 2011 Term Loan	—	—	(127,500)
Debt issuance costs	(4,607)	(1,393)	(2,677)
Finance lease obligations and other	995	368	(29)
Option proceeds	1,417	9,048	958
Payment of taxes related to net share settlement of equity awards	(6,393)	(3,630)	(7,489)
Purchase of treasury stock	(34,561)	(56,436)	(121,191)
Dividends paid to stockholders	(29,705)	(29,743)	(29,674)
Net cash provided by (used in) financing activities	62,683	346,577	(166,888)
Effect of exchange rate changes on cash and cash equivalents	(13,495)	(43,455)	49,986
Net increase (decrease) in cash and cash equivalents	27,767	(222,906)	21,789
Cash and cash equivalents at beginning of year	299,212	522,118	500,329
Cash and cash equivalents at end of year	$326,979	$299,212	$522,118

Supplemental disclosures:

Non-cash investing and financing activities:
Common stock issued as partial consideration for Alpha acquisition	$—	$93,268	$—
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2020
(In Thousands, Except Share and Per Share Data)

1. Summary of Significant Accounting Policies

Description of Business

EnerSys (the “Company”) and its predecessor companies have been manufacturers of industrial batteries for over 125 years. EnerSys is a global leader in stored energy solutions for industrial applications. The Company manufactures, markets and distributes industrial batteries and related products such as chargers, outdoor cabinet enclosures, power equipment and battery accessories, and provides related after-market and customer-support services for its products. With the Alpha acquisition, the Company is also a provider of highly integrated power solutions and services to broadband, telecom, renewable and industrial customers.

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

Revenue Recognition

Prior to March 31, 2018, revenues were recognized under ASC 605, Revenue Recognition, when (i) persuasive evidence of an arrangement existed, (ii) delivery occurred or services were rendered, (iii) the price was fixed or determinable and (iv) collectibility was reasonably assured.

Beginning April 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers. Concurrent with the adoption of the new standard, the Company updated its revenue recognition policy as follows:

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

Each customer purchase order sets forth the transaction price for the products and services purchased under that arrangement. Some customer arrangements include variable consideration, such as volume rebates, some of which depend upon the customers meeting specified performance criteria, such as a purchasing level over a period of time. The Company uses judgment to estimate the most likely amount of variable consideration at each reporting date. When estimating variable consideration, the Company also applies judgment when considering the probability of whether a reversal of revenue could occur and only recognize revenue subject to this constraint.

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

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2020 and 2019.

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

Regarding the GILTI tax rules, the Company is allowed to make an accounting policy choice of either (1) treating the taxes due on future US inclusions in taxable income as a current-period expense when incurred (“period cost method”) or (2) factoring amounts into a Company’s measurement of its deferred taxes (“deferred method”). The Company has elected the period cost method.

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

Beginning in fiscal 2017, the Company granted market condition-based awards (“TSR”). A participant may earn between 0% to 200% of the number of awards granted, based on the total shareholder return of the Company's common stock over a three-year period, relative to the shareholder return of a defined peer group. The awards cliff vest on the third anniversary of the date of grant and are settled in common stock on the first anniversary of the vesting date. The TSR is calculated by dividing the sixty or ninety calendar day average price at end of the period (as applicable) and the reinvested dividends thereon by such sixty or ninety calendar day average price at start of the period. The maximum number of awards earned is capped at 200% of the target award. Additionally, no payout will be awarded in the event that the TSR at the vesting date reflects less than a 25% return from the average price at the grant date. These share units are similar to the share units granted prior to fiscal 2016, except that under these awards, the targets are more difficult to achieve as they are tied to the TSR of a defined peer group. The fair value of these awards is estimated at the date of grant, using a Monte Carlo Simulation.
The Company recognizes compensation expense using the straight-line method over the life of the market condition-based awards except for those issued to certain retirement-eligible participants, which are expensed on an accelerated basis.

In fiscal 2019 and fiscal 2020, the Company granted performance condition-based awards (“PSU”). A participant may earn between 0% to 200% of the number of awards granted, based on the Company’s cumulative adjusted earnings per share performance over a three-year period. The vesting of these awards is contingent upon meeting or exceeding performance conditions. The awards cliff vest on the third anniversary of the date of grant and are settled in common stock on the first anniversary of the vesting date. The maximum number of awards earned is capped at 200% of the target award. Expense for the performance condition-based award is recorded when the achievement of the performance condition is considered probable of achievement and is recorded on a straight-line basis over the requisite service period. If such performance criteria are not met, no compensation cost is recognized, and any recognized compensation cost is reversed. The closing stock price on the date of grant, adjusted for a discount to reflect the illiquidity inherent in the PSUs, represents the grant-date fair value for these awards.

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

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2020, 2019 and 2018, the Company had outstanding stock options, restricted stock units, market and performance condition-based awards, which could potentially dilute basic earnings per share in the future.

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

Accounting Pronouncements Issued But Not Adopted as of March 31, 2020

In June 2016, the FASB, issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)”: Measurement of Credit Losses on Financial Instruments, which changes the recognition model for the impairment of financial instruments, including accounts receivable, loans and held-to-maturity debt securities, among others. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In contrast to current guidance, which considers current information and events and utilizes a probable threshold, (an “incurred loss” model), ASU 2016–13 mandates an “expected loss” model. The expected loss model: (i) estimates the risk of loss even when risk is remote, (ii) estimates losses over the contractual life, (iii) considers past events, current conditions and reasonable supported forecasts and (iv) has no recognition threshold. The Company does not believe that the adoption will have a material impact on its consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (LIBOR) to an alternative reference rate such as Secured Overnight Financing Rate (SOFR). The guidance was effective upon issuance and generally can be applied through December

31, 2022. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including, but not limited to, the potential impacts arising from the coronavirus pandemic of 2019 (“COVID-19”) and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.

Examples of significant estimates include the allowance for credit losses, the recoverability of property, plant and equipment, the incremental borrowing rate for lease liabilities, the recoverability of intangible assets and other long-lived assets, fair value measurements, including those related to financial instruments, goodwill and intangible assets, valuation allowances on tax assets, pension and postretirement benefit obligations, contingencies and the identification and valuation of assets acquired and liabilities assumed in connection with business combinations.

2. Revenue Recognition

The Company's revenues by reportable segments are presented in Note 23.

Service revenues for fiscal 2020 and fiscal 2019 amounted to $270,704 and $157,236, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for fiscal 2020 and fiscal 2019 amounted to $142,153 and $100,809, respectively.

On March 31, 2020, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $100,420, of which, the Company estimates that approximately $76,189 will be recognized as revenue in 2021, $18,767 in fiscal 2022, $5,403 in fiscal 2023, $61 in fiscal 2024 and $0 in fiscal 2025.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of March 31, 2020, the current and non-current portion of contract liabilities were $17,342 and $8,356, respectively. As of March 31, 2019, the current and non-current portion of contract liabilities were $15,162 and $6,360, respectively. Revenues recognized during fiscal 2020 and fiscal 2019, that were included in the contract liability at the beginning of the year, amounted to $18,697 and $6,132, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $39,048 and $38,778 as of March 31, 2020 and March 31, 2019, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At March 31, 2020, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,198 and refund liability representing amounts estimated to be refunded to customers was $6,804.

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

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized as incurred. The current and non-current portion of operating lease liabilities are reflected in accrued expenses and other liabilities, respectively, on the consolidated balance sheets. The right-of use assets relating to operating and finance leases are reflected in other assets and property, plant and equipment, respectively, on the consolidated balance sheets.

The following table presents lease assets and liabilities:

March 31, 2020
Operating Leases:
Right-of-use assets	$70,045
Operating lease current liabilities	21,128
Operating lease non-current liabilities	51,215
Finance Leases:
Right-of-use assets	$540
Finance lease current liabilities	162
Finance lease non-current liabilities	407

The components of lease expense for the fiscal year ended March 31, 2020 were as follows:

	Classification	March 31, 2020
Operating Leases:
Operating lease cost	Operating expenses	$28,855
Variable lease cost	Operating expenses	8,238
Short term lease cost	Operating expenses	7,553
Finance Leases:
Depreciation	Operating expenses	$461
Interest expense	Interest expense	37
Total		$45,144

The following table presents the weighted average lease term and discount rates for leases as of March 31, 2020:

Operating Leases:
Weighted average remaining lease term (years)	5 years
Weighted average discount rate	5.17%
Finance Leases:
Weighted average remaining lease term (years)	3.5 years
Weighted average discount rate	4.92%

The following table presents future payments due under leases reconciled to lease liabilities as of March 31, 2020:

	Finance Leases	Operating Leases
Year ended March 31,
2021	$192	$24,603
2022	195	19,452
2023	154	12,951
2024	104	8,437
2025	15	5,552
Thereafter	10	13,138
Total undiscounted lease payments	670	84,133
Present value discount	101	11,790
Lease liability	$569	$72,343

The following table presents supplemental disclosures of cash flow information related to leases for the fiscal year ended March 31, 2020:

March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$37
Operating cash flows from operating leases	28,593
Financing cash flows from finance leases	461
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	11,902

Disclosures related to periods prior to adoption of ASU 2016-02, Leases (Topic 842)

The Company’s future minimum lease payments under operating leases that have noncancelable terms in excess of one year as of March 31, 2019 are as follows:

2020	$31,483
2021	24,290
2022	16,514
2023	11,596
2024	8,683
Thereafter	23,757
Total minimum lease payments	$116,323

Rental expense was $40,261 and $38,146 for the fiscal years ended March 31, 2019 and 2018, respectively. Certain operating lease agreements contain renewal or purchase options and / or escalation clauses.

4. Acquisitions

NorthStar

On September 30, 2019, the Company completed the acquisition of N Holding, AB (“NorthStar”) for $77,777 in cash consideration and the assumption of $107,018 in debt, which was funded using existing cash and credit facilities. NorthStar, through its direct and indirect subsidiaries, manufactures and distributes thin plate pure lead (“TPPL”) batteries and battery enclosures. NorthStar has two large manufacturing facilities in Springfield, Missouri. The Company acquired tangible and intangible assets, including trademarks, technology, customer relationships and goodwill. Based on valuations performed, trademarks were valued at $6,000, technology at $19,000, customer relationships at $9,000, and goodwill was recorded at $73,788. The useful lives of technology were estimated at 10 years, customer relationships were estimated at 15 to 18 years and trademarks were estimated at 5 years. Goodwill deductible for tax purposes is $72,056.

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

Alpha

On December 7, 2018, the Company completed the acquisition of all of the issued and outstanding common stock of Alpha Technologies Services, Inc. (“ATS”) and Alpha Technologies Ltd. (“ATL”), resulting in ATS and ATL becoming wholly-owned subsidiaries of the Company (the “Alpha share purchase”). Additionally, the Company acquired substantially all of the assets of Alpha Technologies Inc. and certain assets of Altair Advanced Industries, Inc. and other affiliates of ATS and ATL (all such sellers, together with ATS and ATL, “Alpha”), in each case in accordance with the terms and conditions of certain restructuring agreements (collectively, the “Alpha asset acquisition” and together with the Alpha share purchase, the “Alpha acquisition”). Based in Bellingham, Washington, Alpha is a global industry leader in comprehensive commercial-grade energy solutions for broadband, telecom, renewable, industrial and traffic customers around the world. The initial purchase consideration for the Alpha acquisition was $750,000, of which $650,000 was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing, in accordance with the purchase agreement. The 1,177,630 shares had a closing date fair value of $93,268, based upon the December 7, 2018, closing date spot rate of $79.20. The total purchase consideration, consisting of cash paid of $650,000, shares valued at $93,268 and an adjustment for working capital (due post - closing from seller of $766) was $742,502. The Company funded the cash portion of the Alpha acquisition with borrowings from the Amended Credit Facility as defined in Note 10. See Note 10 for additional information.

The Alpha acquisition expanded the Company's footprint in broadband and telecom markets. The goodwill recognized in connection with this transaction reflects the benefits the Company expects to realize from being able to provide a one-stop, fully integrated power solutions offering to its customers, as well as the benefit of cost synergies from alignment of the Alpha group within its own organizational structure.

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

Accounts receivable	$115,467
Inventories	84,297
Other current assets	6,822
Other intangible assets	332,000
Property, plant and equipment	20,987
Other assets	9,005
Total assets acquired	$568,578
Accounts payable	35,803
Accrued liabilities	41,918
Deferred income taxes	54,941
Other liabilities	12,642
Total liabilities assumed	$145,304
Net assets acquired	$423,274

Purchase price:
Cash paid for net assets acquired	$650,000
Fair value of shares issued for net assets acquired	93,268
Working capital adjustment	(766)
Total purchase consideration	742,502
Less: Fair value of acquired identifiable assets and liabilities	423,274
Goodwill	$319,228

The following table summarizes the fair value of Alpha's identifiable intangible assets and their respective lives:

	Type	Life in Years	Fair Value
Trademarks	Indefinite-lived	Indefinite	$56,000
Customer relationships	Finite-lived	14	221,000
Technology	Finite-lived	10	55,000
Total identifiable intangible assets			$332,000

Goodwill deductible for tax purposes is $33,926.

The following unaudited summary information is presented on a consolidated pro forma basis as if the acquisition had occurred on April 1, 2017:

	Fiscal year ended
	March 31, 2019	March 31, 2018
Net sales	$3,250,332	$3,124,527
Net earnings attributable to EnerSys stockholders	181,915	126,965
Net earnings per share attributable to EnerSys stockholders - basic	4.19	2.90
Net earnings per share attributable to EnerSys stockholders - assuming dilution	4.12	2.87

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

The Company made no significant acquisitions in fiscal 2018.

5. Inventories

	March 31,
	2020	2019
Raw materials	$141,906	$138,718
Work-in-process	91,520	129,736
Finished goods	286,034	235,415
Total	$519,460	$503,869

6. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2020	2019
Land, buildings, and improvements	$291,271	$268,006
Machinery and equipment	722,955	683,955
Construction in progress	93,921	54,278
	1,108,147	1,006,239
Less accumulated depreciation	(628,133)	(596,800)
Total	$480,014	$409,439

Depreciation expense for the fiscal years ended March 31, 2020, 2019 and 2018 totaled $56,331, $48,618, and $45,874, respectively. Interest capitalized in connection with major capital expenditures amounted to $2,030, $1,581, and $1,082 for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.

7. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2020			2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$147,356	$(953)	$146,403	$152,484	$(953)	$151,531
Finite-lived intangible assets:
Customer relationships	292,155	(64,855)	227,300	286,664	(42,704)	243,960
Non-compete	3,021	(2,817)	204	3,025	(2,807)	218
Technology	96,047	(20,349)	75,698	77,779	(12,229)	65,550
Trademarks	8,008	(1,928)	6,080	2,003	(1,236)	767
Licenses	1,196	(1,196)	—	1,477	(1,187)	290
Total	$547,783	$(92,098)	$455,685	$523,432	$(61,116)	$462,316

The Company’s amortization expense related to finite-lived intangible assets was $31,013, $14,730, and $8,443, for the years ended March 31, 2020, 2019 and 2018, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2020, is $32,659 in fiscal 2021, $32,420 in fiscal 2022, $31,122 in fiscal 2023, $27,725 in fiscal 2024 and $26,494 in fiscal 2025.

Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Fiscal year ended March 31, 2020
	Americas	EMEA	Asia	Total
Balance at beginning of year	$470,194	$143,269	$42,936	$656,399
Acquisitions during the year	72,056	1,732	—	73,788
Measurement period adjustments	(1,390)	—	—	(1,390)
Goodwill impairment charge	—	—	(39,713)	(39,713)
Foreign currency translation adjustment	(16,704)	(5,221)	(3,223)	(25,148)
Balance at end of year	$524,156	$139,780	$—	$663,936

	Fiscal year ended March 31, 2019
	Americas	EMEA	Asia	Total
Balance at beginning of year	$151,255	$155,825	$45,725	$352,805
Acquisitions during the year	320,618	—	—	320,618
Foreign currency translation adjustment	(1,679)	(12,556)	(2,789)	(17,024)
Balance at end of year	$470,194	$143,269	$42,936	$656,399

A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

	March 31, 2020
	Americas	EMEA	Asia	Total
Gross carrying value	$582,001	$145,933	$44,892	$772,826
Accumulated goodwill impairment charges	(57,845)	(6,153)	(44,892)	(108,890)
Net book value	$524,156	$139,780	$—	$663,936

	March 31, 2019
	Americas	EMEA	Asia	Total
Gross carrying value	$528,039	$149,422	$48,115	$725,576
Accumulated goodwill impairment charges	(57,845)	(6,153)	(5,179)	(69,177)
Net book value	$470,194	$143,269	$42,936	$656,399

Impairment of goodwill, finite and indefinite-lived intangibles

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

In the fourth quarter of fiscal 2020, the Company conducted its annual goodwill impairment test which indicated that the fair value of Asia was less than its carrying value. The Company recorded a non-cash charge of $39,713 related to goodwill impairment in Asia under the caption “Impairment of goodwill” in the Consolidated Statements of Income. The Company also recorded a non-cash charge of $4,549 related to impairment of indefinite-lived trademarks in EMEA under the caption “Impairment of indefinite-lived intangibles” in the Consolidated Statements of Income. The key factors contributing to the impairment in Asia was the increasing pressure on organic sales growth that the Company began to experience in fiscal 2019 due to a slowdown in telecom spending in the PRC amidst growing trade tensions between the U.S.A and China. The impact of these trade tensions on the Company's ability to capture market share in PRC accelerated in the second half of the fiscal year. Throughout fiscal 2020, there was a general slowdown in the Chinese economy which was further exacerbated by the outbreak of the COVID -19 pandemic, causing disruption to two of the Company's plants in China in the fourth quarter. Also contributing to the poor performance of the Asia region was a general softening of demand in Australia, that began in fiscal 2019 and continued throughout fiscal 2020. The Company monitored the performance of its Asia reporting unit for interim impairment indicators throughout fiscal 2020, but the emergence of COVID-19 in China in December 2019 coupled with the totality of economic headwinds in the region resulted in the recognition of a goodwill impairment loss in connection with our annual impairment test.

During the fourth quarter of fiscal 2020, management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge relating to two of its trademarks in EMEA, that were acquired through legacy acquisitions was appropriate, as it plans to phase out these trademarks.

The Company did not record any impairment relating to its goodwill and intangible assets during fiscal 2019 and 2018.

The Company estimated tax-deductible goodwill to be approximately $120,708 and $58,699 as of March 31, 2020 and 2019, respectively.

8. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2020	2019
Contract assets	$39,048	$38,778
Prepaid non-income taxes	23,069	22,490
Non-trade receivables	19,380	10,823
Prepaid income taxes	13,062	9,608
Other	26,034	27,732
Total	$120,593	$109,431

9. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2020	2019
Payroll and benefits	$62,131	$54,285
Accrued selling expenses	43,292	35,394
Warranty	27,766	21,646
Operating lease liabilities	21,128	—
VAT and other non-income taxes	14,209	17,125
Project related accruals	—	16,301
Contract liabilities	17,342	15,162
Freight	14,222	14,423
Income taxes payable	304	9,234
Legal proceedings	—	7,258
Interest	11,180	7,248
Tax Act - Transition Tax	6,172	5,290
Restructuring	3,325	2,952
Pension	1,350	1,207
Other	49,319	48,356
Total	$271,740	$255,881

10. Debt

The following summarizes the Company’s long-term debt as of March 31, 2020 and March 31, 2019:

	2020		2019
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$6,306	$300,000	$2,497
Amended Credit Facility, due 2022	513,224	2,187	677,315	3,062
	$1,113,224	$8,493	$977,315	$5,559
Less: Unamortized issuance costs	8,493		5,559
Long-term debt, net of unamortized issuance costs	$1,104,731		$971,756

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

2017 Credit Facility and Subsequent Amendment

In fiscal 2018, the Company entered into a credit facility (the “2017 Credit Facility”). The 2017 Credit Facility scheduled to mature on September 30, 2022, initially comprised a $600,000 senior secured revolving credit facility (“2017 Revolver”) and a $150,000 senior secured term loan (“2017 Term Loan”). The Company's previous credit facility (“2011 Credit Facility”) consisted of a $500,000 senior secured revolving credit facility (“2011 Revolver”) and a $150,000 senior secured incremental term loan (the “2011 Term Loan”) with a maturity date of September 30, 2018. On August 4, 2017, the outstanding balance on the 2011 Revolver and the 2011 Term Loan of $240,000 and $123,750, respectively, was repaid utilizing borrowings from the 2017 Credit Facility. The Company utilized the borrowings from the 2017 Credit Facility to repay its pre-existing credit facility.

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

As of March 31, 2020, the Company had $108,000 outstanding under the Amended 2017 Revolver and $405,224 under the Amended 2017 Term Loan.

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

The Amended Credit Facility allows for up to two temporary increases in the maximum leverage ratio from 3.50x to 4.00x for a four quarter period following an acquisition larger than $250,000. Effective December 7, 2018 through December 28, 2019, the maximum leverage ratio was increased to 4.00x. On December 29, 2019, the maximum leverage ratio returned to 3.50x.

The current portion of the Amended 2017 Term Loan of $38,859 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under the Amended Credit Facility.

Interest Rates on Long Term Debt

The weighted average interest rate on the long term debt at March 31, 2020 and March 31, 2019, was 3.7% and 4.1%, respectively.

Interest Paid

The Company paid in cash, $38,632, $29,552 and $23,527, net of interest received, for interest during the fiscal years ended March 31, 2020, 2019 and 2018, respectively.

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

Short-Term Debt

As of March 31, 2020 and 2019, the Company had $46,544 and $54,490, respectively, of short-term borrowings. The weighted-average interest rate on these borrowings was approximately 3% and 4%, respectively, for fiscal years ended March 31, 2020 and 2019.

Letters of Credit

As of March 31, 2020 and 2019, the Company had $7,720 and $3,955, respectively, of standby letters of credit.

Debt Issuance Costs

In fiscal 2020, the Company capitalized $4,607 of debt issuance costs in connection with the issuance of the 2027 Notes. In fiscal 2019, the Company capitalized $1,393 in debt issuance costs and wrote off $483 of unamortized debt issuance costs related to the Amended Credit Facility. In fiscal 2018, the Company capitalized $2,677 in debt issuance costs and wrote off $301 of unamortized debt issuance costs related to the 2011 Credit Facility. Amortization expense, relating to debt issuance costs, included in interest expense was $1,673, $1,316, and $1,302 for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. Debt issuance costs, net of accumulated amortization, totaled $8,493 and $5,559 as of March 31, 2020 and 2019, respectively.

Available Lines of Credit

As of March 31, 2020 and 2019, the Company had available and undrawn, under all its lines of credit, $693,640 and $546,960, respectively, including $105,946 and $87,685, respectively, of uncommitted lines of credit as of March 31, 2020 and March 31, 2019.

11. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2020	2019
Tax Act - Transition Tax	$58,630	$55,489
Operating lease liabilities	51,215	—
Pension	40,496	39,924
Warranty	35,759	32,922
Liability for uncertain tax positions	8,080	20,240
Contract liabilities	8,356	6,360
Other	11,280	10,265
Total	$213,816	$165,200

12. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2020 and March 31, 2019 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2020	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(2,433)	$—	$(2,433)	$—
Foreign currency forward contracts	1	—	1	—
Total derivatives	$(2,432)	$—	$(2,432)	$—

	Total Fair Value Measurement March 31, 2019	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(902)	$—	$(902)	$—
Foreign currency forward contracts	(249)	—	(249)	—
Total derivatives	$(1,151)	$—	$(1,151)	$—

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

The fair value of the Company's 2027 Notes and 2023 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 94% on March 31, 2020. The 2023 Notes were trading at approximately 97% and 99% of face value on March 31, 2020 and March 31, 2019, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at March 31, 2020 and 2019 were as follows:

	March 31, 2020		March 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives(1)	$—	$—	$—	$—
Financial liabilities:
Senior Notes (2)	$600,000	$573,000	$300,000	$297,000
Derivatives(1)	2,432	2,432	1,151	1,151

(1)	Represents lead and foreign currency forward contracts (see Note 13 for asset and liability positions of the lead and foreign currency forward contracts at March 31, 2020 and March 31, 2019).

(2)	The fair value amount of the Senior Notes at March 31, 2020 and March 31, 2019 represent the trading value of the instruments.

Non-recurring fair value measurements

The valuation of goodwill and other intangible assets is based on information and assumptions available to the Company at the time of acquisition, using income and market approaches to determine fair value. The Company tests goodwill and other intangible assets annually for impairment, or when indications of potential impairment exist (see Note 1).

Goodwill is tested for impairment by determining the fair value of the Company’s reporting units. The unobservable inputs used to measure the fair value of the reporting units include projected growth rates, profitability, and the risk factor premium added to the discount rate. The remeasurement of the reporting unit fair value is classified as a Level 3 fair value assessment due to the significance of unobservable inputs developed using company-specific information.

The inputs used to measure the fair value of other intangible assets were largely unobservable and accordingly were also classified as Level 3. The fair value of trademarks is based on an estimate of the royalties saved that would have been paid to a third party had the Company not owned the trademark. The fair value of other indefinite-lived intangibles was estimated using the income approach, based on cash flow projections of revenue growth rates, taking into consideration industry and market conditions.

In connection with the annual impairment testing conducted as of December 30, 2019 for fiscal 2020, indefinite-lived trademarks associated with the Company's EMEA reporting unit were recorded at fair value on a non-recurring basis at $1,700 and the remeasurement resulted in an impairment of $4,549. In determining the fair value of these assets, the Company used a royalty rate of 1.25% based on comparable market rates and used a discount rate of 13.0%.

These impairment charges relating to goodwill and indefinite-lived trademarks are included under the captions Impairment of goodwill and Impairment of indefinite-lived intangibles in the Consolidated Statements of Income.

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

13. Derivative Financial Instruments

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At March 31, 2020 and 2019, the Company has hedged the price to purchase approximately 35.0 million pounds and 42.0 million pounds of lead, respectively, for a total purchase price of $30,078 and $39,218, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2020 and 2019, the Company had entered into a total of $34,008 and $42,318, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $7,635 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2020 and 2019, the Company had entered into a total of $42,232 and $22,201, respectively, of such contracts.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2020 and 2019

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Prepaid and other current assets:
Foreign currency forward contracts	—	—	375	—
Total assets	$—	$—	$375	$—
Accrued expenses:
Lead forward contracts	$2,433	$902	$—	$—
Foreign currency forward contracts	374	8	—	241
Total liabilities	$2,807	$910	$—	$241

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2020

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(8,683)	Cost of goods sold	$(1,690)
Foreign currency forward contracts	(54)	Cost of goods sold	539
Total	$(8,737)		$(1,151)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(178)
Total		$(178)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(12,531)	Cost of goods sold	$(15,666)
Foreign currency forward contracts	1,551	Cost of goods sold	385
Total	$(10,980)		$(15,281)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(1,856)
Total		$(1,856)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2018

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(805)	Cost of goods sold	$5,860
Foreign currency forward contracts	(3,524)	Cost of goods sold	(2,718)
Total	$(4,329)		$3,142

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$180
Total		$180

14. Income Taxes

	Fiscal year ended March 31,
	2020	2019	2018
Current income tax expense
Current:
Federal	$9,185	$6,377	$115,315
State	2,561	5,027	3,461
Foreign	14,561	16,636	20,030
Total current income tax expense	26,307	28,040	138,806
Deferred income tax (benefit) expense
Federal	5,489	(5,031)	(9,551)
State	741	(669)	789
Foreign	(22,716)	(756)	(11,551)
Total deferred income tax (benefit) expense	(16,486)	(6,456)	(20,313)
Total income tax expense	$9,821	$21,584	$118,493

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2020	2019	2018
United States	$36,193	$53,339	$74,440
Foreign	110,744	128,872	163,886
Earnings before income taxes	$146,937	$182,211	$238,326

Income taxes paid by the Company for the fiscal years ended March 31, 2020, 2019 and 2018 were $48,653, $53,866 and $28,044, respectively.

U.S. Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. Among the significant changes resulting from the law, the Tax Act reduced the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, and required companies to pay a one-time transition tax on unrepatriated cumulative non-U.S. earnings of foreign subsidiaries and created new taxes on certain foreign sourced earnings. The U.S. federal statutory tax rate for fiscal 2020 and 2019 was 21.0%.

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

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2020	2019
Deferred tax assets:
Accounts receivable	$1,110	$1,297
Inventories	5,010	4,081
Net operating loss carryforwards	44,340	48,423
Accrued expenses	26,113	21,574
Capitalized research and development costs	—	7,061
Other assets	19,793	17,656
Gross deferred tax assets	96,366	100,092
Less valuation allowance	(20,951)	(17,519)
Total deferred tax assets	75,415	82,573
Deferred tax liabilities:
Property, plant and equipment	30,229	25,656
Intangible assets	66,529	96,826
Other liabilities	1,217	1,737
Total deferred tax liabilities	97,975	124,219
Net deferred tax liabilities	$(22,560)	$(41,646)

The Company has approximately $1,258 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, with expirations between 2023 and 2027. The Company has approximately $158,252 of foreign net operating loss carryforwards, of which $112,405 may be carried forward indefinitely and $45,847 expire between fiscal 2021 and fiscal 2035. In addition, the Company also has approximately $34,473 of state net operating loss carryforwards with expirations between fiscal 2021 and fiscal 2040.

As of March 31, 2020 and 2019, the federal valuation allowance was $0 and $1,027, respectively. The decrease of $1,027 is due finalized purchase accounting related to the prior year acquisition of Alpha. As of March 31, 2020 and 2019, the valuation allowance associated with the state tax jurisdictions was $896 and $898, respectively. As of March 31, 2020 and 2019, the valuation allowance associated with certain foreign tax jurisdictions was $20,055 and $15,594, respectively. Of the net increase of $4,461, $4,351 was recorded as an increase to tax expense primarily related to deferred tax assets attributable to Swiss tax reform generated in the current year that the Company believes are not more likely than not to be realized. The remaining increase of $110 is primarily related to foreign currency translation adjustments.

A reconciliation of income taxes at the statutory rate (21.0% for fiscal 2020, 21.0% for fiscal 2019 and 31.55% for fiscal 2018) to the income tax provision is as follows:

	Fiscal year ended March 31,
	2020	2019	2018
United States statutory income tax expense	$30,857	$38,264	$75,196
Increase (decrease) resulting from:
Impact of Tax Act	—	(13,483)	83,400
State income taxes, net of federal effect	2,764	3,285	3,146
Nondeductible expenses, domestic manufacturing deduction (fiscal 2018) and other	5,953	4,378	2,008
Legal proceedings charge - European Competition Investigations	—	2,405	—
Net effect of GILTI, FDII, BEAT	3,025	2,320	—
Goodwill impairment - See Note 7	10,714	—	—
Effect of foreign operations	(17,605)	(16,763)	(35,048)
Valuation allowance	4,349	2,879	(9,279)
Switzerland Tax Reform	(26,846)	—	—
Research and Development Credit	(3,390)	(1,701)	(930)
Income tax expense	$9,821	$21,584	$118,493

The effective income tax rates for the fiscal years ended March 31, 2020, 2019 and 2018 were 6.7%, 11.9% and 49.7%, respectively. The effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of its consolidated income before taxes. The rate decrease in fiscal 2020 compared to fiscal 2019 is primarily due to changes in mix of earnings among tax jurisdictions, Swiss tax reform, and items related to the Tax Act in fiscal 2019. The rate decrease in fiscal 2019 compared to fiscal 2018 is primarily due to the impact of the Tax Act, partially offset by increases for additional tax valuation allowances related to certain of our foreign subsidiaries, increases due to non-deductible legal proceedings charge related to the European competition investigation, and changes in the mix of earnings among tax jurisdictions in fiscal 2019.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures are effective January 1, 2020. Certain provisions of the TRAF were enacted during the second quarter of fiscal 2020. Significant changes in the tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The transitional provisions of the TRAF allow companies to elect tax basis adjustments to fair value, which is used for tax depreciation and amortization purposes resulting in a deduction over the transitional period. The Company recorded a net deferred tax asset of $22,500 during fiscal 2020, related to the amortizable goodwill.

In fiscal 2020, the foreign effective income tax rate on foreign pre-tax income of $110,744 was (7.4)%. In fiscal 2019, the foreign effective income tax rate on foreign pre-tax income of $128,872 was 12.3% and in fiscal 2018, the foreign effective income tax rate on foreign pre-tax income of $163,886 was 5.2%. The rate decrease in fiscal 2020 compared to fiscal 2019 is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions. The rate increase in fiscal 2019 compared to fiscal 2018 is primarily due to additional tax valuation allowances related to certain of the Company’s foreign subsidiaries, increases due to non-deductible legal proceedings charge related to the European competition investigation, and changes in the mix of earnings among tax jurisdictions in fiscal 2019.

Income from the Company's Swiss subsidiary comprised a substantial portion of its overall foreign mix of income for the fiscal years ended March 31, 2020, 2019 and 2018 and was taxed, excluding the impact from the Swiss tax reform, at approximately 3%, 4% and 8%, respectively.

The Company has approximately $1,376,000 and $1,167,000 of undistributed earnings of foreign subsidiaries for fiscal years 2020 and 2019, respectively. Since the Company’s undistributed foreign earnings and outside basis differences inherent in foreign entities continue to be indefinitely reinvested in foreign operations, no additional income taxes have been provided.

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Fiscal year ended March 31,
	2020	2019	2018
Balance at beginning of year	$20,165	$1,568	$1,450
Increases related to current year tax positions	598	129	397
Increases related to the Alpha acquisition	769	7,840	—
Increases related to prior year tax positions	—	11,463	11
Decreases related to prior tax positions	(11,463)	(544)	—
Decreases related to prior year tax positions settled	—	(93)	(1)
Lapse of statute of limitations	(2,274)	(198)	(289)
Balance at end of year	$7,795	$20,165	$1,568

The decrease of prior year tax positions during fiscal 2020, are related to items included in the Tax Act. In connection with the Alpha acquisition, the Company finalized purchase accounting during the fiscal year and recorded an unrecognized tax benefit of $769, as well as an indemnification asset of $769 representing the Seller's obligation to indemnify the Company for the outcome of potential contingent liabilities relating to uncertain tax positions.

All of the balance of unrecognized tax benefits at March 31, 2020, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

While the net effect on total unrecognized tax benefits cannot be reasonably estimated, approximately $1,250 is expected to reverse in fiscal 2021 due to expiration of various statute of limitations.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2020 and 2019, the Company had an accrual of $285 and $75, respectively, for interest and penalties.

15. Retirement Plans

Defined Benefit Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2020, 2019 and 2018, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$906	$997	$1,025
Interest cost	616	631	658	1,485	1,831	1,795
Expected return on plan assets	(448)	(514)	(496)	(2,136)	(2,151)	(2,264)
Amortization and deferral	188	184	303	910	1,520	1,468
Net periodic benefit cost	$356	$301	$465	$1,165	$2,197	$2,024

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2020	2019	2020	2019
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$16,647	$16,713	$75,038	$82,033
Service cost	—	—	906	997
Interest cost	616	631	1,485	1,831
Benefits paid, inclusive of plan expenses	(1,132)	(1,061)	(2,262)	(1,758)
Plan curtailments and settlements	—	—	(678)	(1,130)
Actuarial losses (gains)	1,980	364	(3,024)	(261)
Foreign currency translation adjustment	—	—	(2,863)	(6,674)
Benefit obligation at the end of the period	$18,111	$16,647	$68,602	$75,038

Change in plan assets
Fair value of plan assets at the beginning of the period	$13,763	$13,928	$36,791	$38,757
Actual return on plan assets	(649)	758	(1,605)	2,109
Employer contributions	54	138	2,098	1,670
Benefits paid, inclusive of plan expenses	(1,132)	(1,061)	(2,262)	(1,758)
Plan curtailments and settlements	—	—	(482)	(1,130)
Foreign currency translation adjustment	—	—	(1,709)	(2,857)
Fair value of plan assets at the end of the period	$12,036	$13,763	$32,831	$36,791
Funded status deficit	$(6,075)	$(2,884)	$(35,771)	$(38,247)

	March 31,
	2020	2019
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued expenses	(1,350)	(1,207)
Other liabilities	(40,496)	(39,924)
Total liabilities	$(41,846)	$(41,131)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2020, 2019 and 2018:

	Fiscal year ended March 31,
	2020	2019	2018
Amounts recorded in AOCI before taxes:
Prior service cost	$(258)	$(307)	$(385)
Net loss	(25,796)	(24,051)	(27,762)
Net amount recognized	$(26,054)	$(24,358)	$(28,147)

	Fiscal year ended March 31,
	2020	2019	2018
Changes in plan assets and benefit obligations:
New prior service cost	$—	$—	$—
Net loss (gain) arising during the year	3,793	(99)	(1,953)
Effect of exchange rates on amounts included in AOCI	(804)	(1,984)	3,019
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(43)	(45)	(46)
Amortization or settlement recognition of net loss	(1,250)	(1,659)	(1,725)
Total recognized in other comprehensive (income) loss	$1,696	$(3,787)	$(705)

The amounts included in AOCI as of March 31, 2020 that are expected to be recognized as components of net periodic pension cost (before tax) during the next twelve months are as follows:

Prior service cost	$(43)
Net loss	(1,462)
Net amount expected to be recognized	$(1,505)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2020	2019	2020	2019
All defined benefit plans:
Accumulated benefit obligation	$18,110	$16,647	$65,337	$71,350
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$30,773	$32,320
Accumulated benefit obligation	—	—	28,926	30,328
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$18,110	$16,647	$68,603	$75,038
Fair value of plan assets	12,036	13,763	32,831	36,791
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$18,110	$16,647	$68,603	$74,235
Accumulated benefit obligation	18,110	16,647	65,337	70,654
Fair value of plan assets	12,036	13,763	32,831	36,077

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the U.S. and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2020	2019	2018	2020	2019	2018
Discount rate	3.8%	3.9%	4.1%	1.0-2.7%	1.4-3.3%	1.5-3.5%
Expected return on plan assets	6.3	6.3	6.8	4.3-6.0	4.1-6.0	3.6-6.3
Rate of compensation increase	N/A	N/A	N/A	2.0-4.0	1.8-4.0	1.5-4.0

N/A = not applicable

Significant assumptions used to determine the projected benefit obligations for the U.S. and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2020	2019	2020	2019
Discount rate	3.0%	3.8%	1.3-2.3%	1.0-2.7%
Rate of compensation increase	N/A	N/A	2.0-3.5	2.0-4.0

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

The following table represents the Company's pension plan investments measured at fair value as of March 31, 2020 and 2019 and the basis for that measurement:

	March 31, 2020
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,221	$1,221	$—	$—	$141	$141	$—	$—
Equity securities
US(a)	6,860	6,860	—	—	—	—	—	—
International(b)	—	—	—	—	20,059	—	20,059	—
Fixed income(c)	3,955	3,955	—	—	12,631	—	12,631	—
Total	$12,036	$12,036	$—	$—	$32,831	$141	$32,690	$—

	March 31, 2019
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,080	$1,080	$—	$—	$83	$83	$—	$—
Equity securities
US(a)	8,275	8,275	—	—	—	—	—	—
International(b)	—	—	—	—	23,875	—	23,875	—
Fixed income(c)	4,408	4,408	—	—	12,833	—	12,833	—
Total	$13,763	$13,763	$—	$—	$36,791	$83	$36,708	$—

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

(c)	Fixed income consists primarily of investment grade bonds from diversified industries.

The Company expects to make cash contributions of approximately $2,398 to its pension plans in fiscal 2021.

Estimated future benefit payments under the Company’s pension plans are as follows:

2021	$2,835
2022	2,907
2023	3,135
2024	3,258
2025	3,768
Years 2026-2030	20,353

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. Eligible employees can contribute a portion of their pre-tax and / or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and /or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2020, 2019 and 2018 were $15,835, $12,078 and $8,931, respectively.

16. Stockholders’ Equity

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2020 and 2019, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following demonstrates the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2018, 2019 and 2020, respectively:

Shares outstanding as of March 31, 2017	43,447,536
Purchase of treasury stock	(1,756,831)
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	224,295
Shares outstanding as of March 31, 2018	41,915,000
Purchase of treasury stock	(726,347)
Shares issued towards purchase consideration of Alpha acquisition	1,177,630
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	254,467
Shares outstanding as of March 31, 2019	42,620,750
Purchase of treasury stock	(581,140)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	283,695
Shares outstanding as of March 31, 2020	42,323,305

Treasury Stock

In fiscal 2020, the Company purchased 581,140 shares for $34,561. In fiscal 2019, the Company purchased 726,347 shares of its common stock for $56,436 and in fiscal 2018, purchased 1,756,831 shares for $121,191. Of the shares purchased in fiscal 2018, 1,495,714 were acquired through an accelerated share repurchase program (“ASR”) for a total cash investment of $100,000 at an average price of $66.86. At March 31, 2020 and 2019, the Company held 12,791,503 and 12,227,773 shares as treasury stock, respectively.

Treasury Stock Reissuance

In fiscal 2019, the Company acquired Alpha. The initial purchase consideration for the acquisition was $750,000, of which $650,000 was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing. The 1,177,630 shares had a closing date fair value of $93,268. During fiscal 2020 and fiscal 2019, the Company also issued 17,410 and 3,256 shares out of its treasury stock, respectively, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI”)

The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2020
Pension funded status adjustment	$(20,791)	$(2,819)	$816	$(22,794)
Net unrealized gain (loss) on derivative instruments	(130)	(6,672)	879	(5,923)
Foreign currency translation adjustment	(121,761)	(64,528)	—	(186,289)
Accumulated other comprehensive loss	$(142,682)	$(74,019)	$1,695	$(215,006)
March 31, 2019
Pension funded status adjustment	$(22,503)	$339	$1,373	$(20,791)
Net unrealized gain (loss) on derivative instruments	(3,425)	(8,396)	11,691	(130)
Foreign currency translation adjustment	(15,789)	(105,972)	—	(121,761)
Accumulated other comprehensive loss	$(41,717)	$(114,029)	$13,064	$(142,682)
March 31, 2018
Pension funded status adjustment	$(25,555)	$1,692	$1,360	$(22,503)
Net unrealized gain (loss) on derivative instruments	1,975	(2,868)	(2,532)	(3,425)
Foreign currency translation adjustment	(129,244)	113,455	—	(15,789)
Accumulated other comprehensive loss	$(152,824)	$112,279	$(1,172)	$(41,717)

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2020:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,151	Cost of goods sold
Tax benefit	(272)
Net unrealized loss on derivative instruments, net of tax	$879

Defined benefit pension costs:
Prior service costs and deferrals	$1,098	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(282)
Net periodic benefit cost, net of tax	$816

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$15,281	Cost of goods sold
Tax benefit	(3,590)
Net unrealized loss on derivative instruments, net of tax	$11,691

Defined benefit pension costs:
Prior service costs and deferrals	$1,704	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(331)
Net periodic benefit cost, net of tax	$1,373

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2018:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(3,142)	Cost of goods sold
Tax expense	610
Net unrealized gain on derivative instruments, net of tax	$(2,532)

Defined benefit pension costs:
Prior service costs and deferrals	$1,771	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(411)
Net periodic benefit cost, net of tax	$1,360

17. Stock-Based Compensation

As of March 31, 2020, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market and performance condition-based share units and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2017 EIP. Shares subject to stock option or stock appreciation right awards, that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of such awards, shall not be available for future grant under the 2017 EIP.

As of March 31, 2020, 3,593,817 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

During fiscal 2020, the Company granted to management and other key employees 284,109 non-qualified options that vest ratably over 3 years from the date of grant. Options expire 10 years from the date of grant.

The Company recognized stock-based compensation expense relating to stock options of $2,996, with a related tax benefit of $565 for fiscal 2020, stock-based compensation expense of $3,251 with a related tax benefit of $634 for fiscal 2019 and stock-based compensation of $2,741 with a related tax benefit of $700 for fiscal 2018.

For purposes of determining the fair value of stock options granted, the Company used a Black-Scholes Model with the following assumptions:

	2020	2019	2018
Risk-free interest rate	1.52%	2.77%	2.08%
Dividend yield	1.21%	0.93%	0.84%
Expected life (years)	6	6	6
Volatility	29.1%	26.8%	29.2%

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2017	451,668	8.4	$62.29	$7,520
Granted	169,703		83.14	—
Exercised	(62,197)		63.44	1,132
Forfeited	(11,495)		70.22	75
Expired	(2,089)		18.25	137
Options outstanding as of March 31, 2018	545,590	8.4	$68.65	$2,679
Granted	192,700		75.17	—
Exercised	(171,630)		63.66	2,707
Forfeited	(11,754)		75.17	—
Options outstanding as of March 31, 2019	554,906	8.0	$72.31	$1,040
Granted	284,109		57.75	—
Exercised	(24,826)		57.60	383
Forfeited	(22,607)		72.19	88
Options outstanding as of March 31, 2020	791,582	7.8	$67.55	$—
Options exercisable as of March 31, 2020	350,660	6.4	$70.65	$—
Options vested and expected to vest, as of March 31, 2020	777,307	7.8	$67.66	$—

The following table summarizes information regarding stock options outstanding as of March 31, 2020:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$55.00-$60.00	391,986	8.4	$57.71
$65.01-$70.00	73,368	4.8	$68.82
$75.01-$83.14	326,228	7.6	$79.10
	791,582	7.8	$67.55

Restricted Stock Units, Market and Performance-condition based Awards

Non-Employee Directors

In fiscal 2020, the Company granted to non-employee directors 40,462 deferred restricted stock units at the fair value of $39.74 per restricted stock unit at the date of grant. In fiscal 2019, such grants amounted to 35,065 restricted stock units at the fair value of $46.30 per restricted stock unit at the date of grant and in fiscal 2018, such grants amounted to 33,408 restricted stock units at the fair value of $46.24 per restricted stock unit at the date of grant. The awards vest immediately upon the date of grant and are settled in shares of common stock six months after termination of service as a director.

In fiscal 2020, the Company also granted to non-employee directors, 1,147 restricted stock units and in fiscal 2019 and 2018, granted 1,441 and 1,345 restricted stock units, respectively, at fair values of $58.05, $75.32 and $73.39, for fiscal 2020, fiscal 2019 and 2018, respectively, under the deferred compensation plan for non-employee directors.

Employees

In fiscal 2020, the Company granted to management and other key employees 301,321 restricted stock units that vest ratably over four years from the date of grant, at the fair value of $57.75 per restricted stock unit, 62,512 performance condition-based share units (“PSU”) at the fair value of $50.69 and 51,063 market condition-based share units (“TSR”) at the fair value of $62.05 per unit at the date of grant. The PSUs and TSRs cliff vest three years from the date of grant.

In fiscal 2019, the Company granted to management and other key employees 204,599 restricted stock units that vest ratably over four years from the date of grant at the fair value of $75.17 per restricted stock unit, 45,883 PSUs at the fair value of $68.48 and 36,646 TSRs at a weighted average fair value of $86.23 per unit at the date of grant that cliff vest three years from the date of grant.

In fiscal 2018, the Company granted to management and other key employees 161,229 restricted stock units that vest ratably over four years from the date of grant at a fair value of $83.14 per restricted stock unit and 60,187 TSRs at a weighted average fair value of $105.74 per unit at the date of grant that cliff vest three years from the date of grant.

For purposes of determining the fair value of the PSUs granted in fiscal 2020 and fiscal 2019, the Company used the market price at the date of grant to which a discount for illiquidity was applied to reflect post vesting restrictions.

For purposes of determining the fair value of TSRs granted in fiscal 2020, fiscal 2019, and fiscal 2018, the Company used a Monte Carlo Simulation with the following assumptions:

	2020	2019	2018
Risk-free interest rate	1.50%	2.66%	1.57%
Dividend yield	—%	—%	—%
Expected life (years)	3	3	3
Volatility	34.39%	26.41%	27.49%

A summary of the changes in restricted stock units, TSRs and PSUs awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2020 is presented below:

	Restricted Stock Units (RSU)		Market condition-based Share Units (TSR)		Performance condition-based Share Units (PSU)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of TSR	Weighted- Average Grant Date Fair Value	Number of PSU	Weighted- Average Grant Date
Non-vested awards as of March 31, 2019	721,647	$57.72	352,584	$72.83	42,526	$68.48
Granted	342,930	58.05	51,063	62.00	62,512	50.65
Stock dividend	9,108	55.83	2,226	81.97	990	58.74
Performance factor	—	—	—	—	—	—
Vested	(169,486)	70.18	(172,314)	59.95	—	—
Forfeitures	(23,864)	69.56	(24,839)	74.83	(4,898)	65.78
Non-vested awards as of March 31, 2020	880,335	$55.61	208,720	$80.78	101,130	$57.49

The Company recognized stock-based compensation expense relating to restricted stock units, TSRs and PSUs of $17,784, with a related tax benefit of $2,544 for fiscal 2020, $19,357, with a related tax benefit of $3,085 for fiscal 2019 and $16,712, with a related tax benefit of $3,325 for fiscal 2018.

All Award Plans

As of March 31, 2020, unrecognized compensation expense associated with the non-vested equity awards outstanding was $44,633 and is expected to be recognized over a weighted-average period of 26 months.

18. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2020	2019	2018
Net earnings attributable to EnerSys stockholders	$137,116	$160,239	$119,594
Weighted-average number of common shares outstanding:
Basic	42,411,834	42,335,023	42,612,036
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	484,941	673,929	507,820
Diluted weighted-average number of common shares outstanding	42,896,775	43,008,952	43,119,856
Basic earnings per common share attributable to EnerSys stockholders	$3.23	$3.79	$2.81
Diluted earnings per common share attributable to EnerSys stockholders	$3.20	$3.73	$2.77
Anti-dilutive equity awards not included in diluted weighted-average common shares	698,546	355,728	59,482

19. Commitments, Contingencies and Litigation

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. During fiscal 2019, the Company also paid $2,402 towards certain aspects related to this matter, which are under appeal. As of March 31, 2020 and March 31, 2019, the Company did not have a reserve balance related to these matters.

In June 2017, the Company settled a portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company's motive power battery business and agreed to pay a fine of $14,811, which was paid in July 2017. As of March 31, 2020 and March 31, 2019, the Company did not have a reserve balance relating to this matter.
Also, in March 2019, the Company settled the remaining portion of its previously disclosed proceeding involving the German competition authority relating to conduct involving the Company’s reserve power battery business and agreed to pay a fine of $7,258, which was paid in April 2019. As of March 31, 2020 and March 31, 2019, the Company had a reserve balance of $0 and $7,258, respectively.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility which was $1,060 and $1,081 as of March 31, 2020 and 2019, respectively. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Collective Bargaining

At March 31, 2020, the Company had approximately 11,400 employees. Of these employees, approximately 29% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 12% of the total workforce. The average term of these agreements is 2 years, with the longest term being 3 years. The Company considers its employee relations to be good and did not experience any significant labor unrest or disruption of production during fiscal 2020.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 13 - Derivative Financial Instruments for more details.

Other

The Company has various purchase and capital commitments incidental to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

20. Restructuring, Exit and Other Charges

Restructuring Programs

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

During fiscal 2018, the Company announced restructuring programs to improve efficiencies primarily related to supply chain and general operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,500, primarily from cash charges for employee severance-related payments and other charges. The Company estimates that these actions will result in the reduction of approximately 80 employees upon completion. During fiscal 2018, the Company recorded non-cash restructuring charges of $69 and cash charges of $2,260 and incurred $1,350 in costs against the accrual. During fiscal 2019, the Company recorded restructuring charges of $3,104 and incurred $2,844 in costs against the accrual. During fiscal 2020, the Company recorded restructuring charges of $975 and incurred $1,193 in costs against the accrual. As of

March 31, 2020, the reserve balance associated with these actions is $817. The Company expects to be committed to an additional $1,100 in restructuring charges related to this action, which it expects to complete in fiscal 2021.

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

During fiscal 2019, the Company announced restructuring programs to improve efficiencies of its operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $2,500, from charges primarily for employee severance-related payments to approximately 35 employees. During fiscal 2019, the Company recorded restructuring charges of $347 and incurred $83 in costs against the accrual. During fiscal 2020, the Company recorded restructuring charges of $575 and incurred $784 in costs against the accrual. As of March 31, 2020, the reserve balance associated with these actions is $48. The Company expects to complete these actions in fiscal 2021.

During fiscal 2019, the Company announced restructuring programs to improve efficiencies of its operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $4,100, from cash and non-cash charges primarily for employee severance-related payments to approximately 85 employees. During fiscal 2019, the Company recorded cash restructuring charges of $1,970, non-cash charges of $2,095 and incurred $1,480 in costs against the accrual. During fiscal 2020, the Company incurred $480 in costs against the accrual. As of March 31, 2020, the reserve balance associated with this action is $10. The Company expects to complete these actions in fiscal 2021.

During fiscal 2019, the Company announced a restructuring program to improve efficiencies of its operations in Asia and to convert its India operations from mainly reserve power production to motive power production. The total charges for these actions amount to $4,390, from cash charges primarily for employee severance-related payments to approximately 160 employees, and non-cash charges related to the write-off of fixed assets. During fiscal 2019, the Company recorded cash restructuring charges of $2,772 and non-cash charges of $771 and incurred $1,683 in costs against the accrual. During fiscal 2020, the Company recorded cash restructuring charges of $717, non-cash charges of $130 and incurred $1,853 in costs against the accrual. As of March 31, 2020, the reserve balance associated with these actions is $0. The Company completed these actions in fiscal 2020.

During fiscal 2020, the Company announced restructuring programs to improve efficiencies of its operations in EMEA. The Company estimates that the total charges for these actions will amount to approximately $7,500, from cash charges primarily for employee severance-related payments to approximately 70 employees. During fiscal 2020, the Company recorded restructuring charges of $5,422 and incurred $3,197 in costs against the accrual. As of March 31, 2020, the reserve balance associated with these actions is $2,019. The Company expects to complete these actions in fiscal 2021.

During fiscal 2020, the Company announced restructuring programs to improve efficiencies of its operations in the Americas. The Company estimates that the total charges for these actions will amount to approximately $2,600, from cash charges primarily for employee severance-related payments to approximately 60 employees. During fiscal 2020, the Company recorded restructuring charges of $2,586 and incurred $2,145 in costs against the accrual. As of March 31, 2020, the reserve balance associated with these actions is $431. The Company expects to complete this action in fiscal 2021.

During fiscal 2020, the Company announced a restructuring program to improve efficiencies of its operations in Asia. The total charges for these actions amount to $577, primarily from cash charges for employee severance-related payments to approximately 30 employees. During fiscal 2020, the Company recorded cash restructuring charges of $522, non-cash charges of $55 and incurred $522 in costs against the accrual. As of March 31, 2020, the reserve balance associated with this action is $0. The Company completed this action in fiscal 2020.

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2017	$2,668	$144	$2,812
Accrued	4,757	445	5,202
Costs incurred	(4,849)	(574)	(5,423)
Foreign currency impact and other	317	1	318
Balance at March 31, 2018	$2,893	$16	$2,909
Accrued	6,554	1,639	8,193
Costs incurred	(6,893)	(1,086)	(7,979)
Foreign currency impact and other	(198)	27	(171)
Balance at March 31, 2019	$2,356	$596	$2,952
Accrued	10,395	402	10,797
Costs incurred	(9,179)	(995)	(10,174)
Foreign currency impact and other	(247)	(3)	(250)
Balance at March 31, 2020	$3,325	$—	$3,325

Other Exit Charges

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. The Company estimated that the total charges for these actions will amount to approximately $30,000. In fiscal 2019, the Company recorded charges of $20,242 relating to severance and inventory and fixed asset write-offs. The Company recorded an additional $5,123 relating to cash and non-cash charges during fiscal 2020.

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

During fiscal 2019, as part of the aforementioned program to convert its India operations from mainly reserve power production to motive power production, the Company recorded a non-cash write off of reserve power inventories of $526, which was reported in cost of goods sold and a $660 non-cash write-off related to reserve power fixed assets in restructuring charges.

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

Richmond, Kentucky Plant Fire

On September 19, 2019, a fire broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility. The Company maintains insurance policies for both property damage and business interruption and are finishing cleanup and repair. The Company estimates that the total claim, including the replacement of inventory and equipment, the cleanup and repairs to the building, as well as the claim for business interruption may exceed $50,000.

As of March 31, 2020, the Company recorded $17,037 of damages caused to its fixed assets and inventories, as well as for cleanup, asset replacement and other ancillary activities directly associated with the fire, which were initially reflected as a receivable for probable insurance recoveries. The Company received $12,000 in advances related to its initial claims for recovery from its property and casualty insurance carriers in fiscal 2020. The Company also recorded a receivable of $5,000 related to a partial settlement of its claim for business interruption which is recorded as a reduction to cost of goods sold in the Consolidated Statements of Income.

21. Warranty

The Company provides for estimated product warranty expenses when products are sold, with related liabilities included within accrued expenses and other liabilities. As warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, costs of claims may ultimately differ from amounts provided. An analysis of changes in the liability for product warranties is as follows:

	Fiscal year ended March 31,
	2020	2019	2018
Balance at beginning of year	$54,568	$50,602	$46,116
Current year provisions	27,622	23,679	21,706
Costs incurred	(25,778)	(25,053)	(18,820)
Warranty reserves of acquired businesses	6,995	7,535	—
Foreign currency translation adjustment	118	(2,195)	1,600
Balance at end of year	$63,525	$54,568	$50,602

22. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2020	2019	2018
Foreign exchange transaction losses (gains)	$264	$(3,044)	$5,499
Non-service components of pension expense	615	1,502	1,464
Other	(1,294)	928	556
Total	$(415)	$(614)	$7,519

23. Business Segments
Summarized financial information related to the Company’s reportable segments at March 31, 2020, 2019 and 2018 and for each of the fiscal years then ended is shown below.

	Fiscal year ended March 31,
	2020	2019	2018
Net sales by segment to unaffiliated customers
Americas	$2,082,290	$1,690,912	$1,429,888
EMEA	787,256	860,563	849,420
Asia	218,322	256,542	302,583
Total net sales	$3,087,868	$2,808,017	$2,581,891
Net sales by product line
Reserve power	$1,739,675	$1,416,173	$1,247,900
Motive power	1,348,193	1,391,844	1,333,991
Total net sales	$3,087,868	$2,808,017	$2,581,891
Intersegment sales
Americas	$46,299	$28,753	$29,513
EMEA	148,773	123,274	133,164
Asia	21,053	34,531	23,375
Total intersegment sales(1)	$216,125	$186,558	$186,052
Operating earnings by segment
Americas	$206,908	$186,814	$189,466
EMEA	50,168	71,963	77,671
Asia	1	3,213	12,647
Inventory step up to fair value relating to acquisitions - Americas	(1,854)	(7,263)	—
Inventory adjustment relating to exit activities - Americas	—	—	(3,457)
Inventory adjustment relating to exit activities - EMEA	—	(2,590)	—
Inventory adjustment relating to exit activities - Asia	—	(526)	—
Restructuring charges - Americas	(2,586)	(4,066)	(1,246)
Restructuring and other exit charges - EMEA	(11,315)	(26,989)	(4,023)
Restructuring charges - Asia	(1,424)	(3,654)	(212)
Impairment of indefinite-lived intangibles - EMEA	(4,549)	—	—
Impairment of goodwill - Asia	(39,713)	—	—
Fixed asset write-off relating to exit activities and other - Americas	(5,441)	—	—
Legal proceedings charge, net - EMEA	—	(4,437)	—
Total operating earnings(2)	$190,195	$212,465	$270,846
Property, plant and equipment, net
Americas	$325,435	$257,559	$210,998
EMEA	104,909	94,932	118,263
Asia	49,670	56,948	60,999
Total	$480,014	$409,439	$390,260
Capital Expenditures
Americas	$74,931	$45,029	$46,905
EMEA	23,788	18,972	18,392
Asia	2,706	6,371	4,535
Total	$101,425	$70,372	$69,832
Depreciation and Amortization
Americas	$65,711	$40,675	$30,421

EMEA	14,291	15,128	16,198
Asia	7,342	7,545	7,698
Total	$87,344	$63,348	$54,317

(1)	Intersegment sales are presented on a cost-plus basis which takes into consideration the effect of transfer prices between legal entities.

(2)	The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.

The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 58.1%, 48.5% and 49.2% for fiscal years ended March 31, 2020, 2019 and 2018, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2020 and 2019, were $277,358 and $202,985, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and, therefore, was deemed not material for separate disclosure.

24. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2020 ended on June 30, 2019, September 29, 2019, December 29, 2019, and March 31, 2020, respectively. The four quarters in fiscal 2019 ended on July 1, 2018, September 30, 2018, December 30, 2018, and March 31, 2019, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2020
Net sales	$780,230	$762,137	$763,698	$781,803	$3,087,868
Gross profit	201,512	197,317	185,241	200,796	784,866
Operating earnings(1)(3)(5)	68,336	58,710	43,084	20,065	190,195
Net earnings (loss)(7)	48,636	62,698	27,305	(1,523)	137,116
Net earnings (loss) attributable to EnerSys stockholders	48,636	62,698	27,305	(1,523)	137,116
Net earnings (loss) per common share attributable to EnerSys stockholders—basic	$1.14	$1.48	$0.65	$(0.04)	$3.23
Net earnings (loss) per common share attributable to EnerSys stockholders—diluted	$1.13	$1.47	$0.64	$(0.04)	$3.20
Fiscal year ended March 31, 2019
Net sales	$670,930	$660,462	$680,022	$796,603	$2,808,017
Gross profit	165,334	160,880	164,546	202,266	693,026
Operating earnings(2)(4)(6)	64,179	63,357	49,951	34,978	212,465
Net earnings(8)	46,020	47,447	48,614	18,546	160,627
Net earnings attributable to EnerSys stockholders	45,860	47,424	48,417	18,538	160,239
Net earnings per common share attributable to EnerSys stockholders—basic	$1.09	$1.13	$1.14	$0.43	$3.79
Net earnings per common share attributable to EnerSys stockholders—diluted	$1.08	$1.11	$1.12	$0.42	$3.73

(1)
Included in Operating earnings were inventory adjustments relating to the inventory step up to fair value relating to the NorthStar acquisition of $3,845 and $(1,991) in the third and fourth quarter of fiscal 2020, respectively.

(2)
Included in Operating earnings were inventory adjustment relating to exit activities of $526 and $2,590 in the first and fourth quarter of fiscal 2019, respectively. Also included were inventory adjustments relating to the inventory step up to fair value relating to Alpha acquisition of $3,747 and $3,516 in the third and fourth quarter of fiscal 2019, respectively.

(3)	Included in Operating earnings were restructuring and other exit charges of $2,372, $6,282, $9,417 and $2,695 for the first, second, third and fourth quarters of fiscal 2020, respectively.

(4)	Included in Operating earnings were restructuring and other exit charges of $1,739, $1,121, $5,392 and $26,457 for the first, second, third and fourth quarters of fiscal 2019, respectively.

(5)	Included in Operating earnings for the fourth quarter of fiscal 2020 were charges relating to the impairment of goodwill for $39,713 and other indefinite-lived intangibles for $4,549.

(6)	Included in Operating earnings were legal proceedings settlement income of $2,843 in the third quarter and expense of $7,280 in the fourth quarter of fiscal 2019.

(7)	Included in net earnings was a tax benefit of $21,000 for the second quarter of fiscal 2020, on account of the Swiss tax reform.

(8)	Included in net earnings was a tax benefit of $13,483 for the third quarter of fiscal 2019, on account of the Tax Act.

25. Subsequent Events

On May 21, 2020, the Company announced the payment of a quarterly cash dividend of $0.175 per share of common stock to be paid on June 26, 2020, to stockholders of record as of June 12, 2020.

SCHEDULE II

EnerSys
Valuation and Qualifying Accounts
(In Thousands)

Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions Charged to Expense	Write-Offs Net of Recoveries	Other(1)	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2018	$12,662	$822	$(1,400)	$559	$12,643
Fiscal year ended March 31, 2019	12,643	1,385	(2,459)	(756)	10,813
Fiscal year ended March 31, 2020	10,813	4,821	(642)	254	15,246

Tax Valuation Allowance

	Balance at Beginning of Period	Additions Charged to Expense	Valuation Allowance Reversal	Business Combination Adjustments	Other(1) (2) (3)	Balance at End of Period
Deferred tax asset—valuation allowance:
Fiscal year ended March 31, 2018	$27,053	$4,853	$(14,132)	$—	$(2,519)	$15,255
Fiscal year ended March 31, 2019	15,255	2,978	(99)	1,157	(1,772)	17,519
Fiscal year ended March 31, 2020	17,519	7,494	(3,145)	(688)	(229)	20,951

(1)	Primarily the impact of currency changes.

(2)	In fiscal 2019, “Other” included expiration of net operating losses for which a full valuation allowance was recorded.

(3)	In fiscal 2018, “Other” also included an offset to adjustments to foreign net operating losses for which a full valuation allowance was recorded.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. The Company completed the NorthStar acquisition on September 30, 2019 and has not yet included NorthStar in the assessment of the effectiveness of the Company's internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of the Company's assessment of the effectiveness of its disclosure controls and procedures does not include NorthStar. NorthStar accounted for 6.7% of total assets as of March 31, 2020 and 1.8% of net sales for the year ended March 31, 2020.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NorthStar, which was acquired on September 30, 2019, and is included in the 2020 consolidated financial statements of the Company, accounted for 6.7% of total assets as of March 31, 2020 and 1.8% of net sales for the year ended March 31, 2020.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2020.

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

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,290,152	(1)	$67.66	(2)	3,593,817
Equity compensation plans not approved by security holders	—		—		—
Total	2,290,152		$67.66		3,593,817

(1)	Assumes a 200% payout on market and performance condition-based awards.

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

4.2
Fourth Supplemental Indenture, dated as of December 11, 2019, among EnerSys, the Guarantors party thereto and MUFG Union Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on December 11, 2019).

4.3	Form of 4.375% Senior Note due 2027 (incorporated by reference to Exhibit 4.3 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on December 11, 2019).

4.4	Description of Capital Stock (filed herewith).

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

10.4	EnerSys 2013 Management Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 27, 2013).

Exhibit Number	Description of Exhibit
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

10.7	EnerSys 2018 Employee Stock Purchase Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 21, 2018).

10.8	Form of Market Share Restricted Stock Unit Agreement – Employees (incorporated by reference to Exhibit 10.31 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on June 1, 2010).

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

10.14
Form of Indemnification Agreement - Directors and Officers (incorporated by reference to Exhibit 10.26 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2017 (File No. 001-32253) filed on May 30, 2017).

10.15
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.16
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

10.20
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

Exhibit Number	Description of Exhibit

10.21
Form of Restricted Stock Unit Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.47 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.22
Employment Agreement, dated December 21, 2015, between EH Europe GmbH and Holger P. Aschke (incorporated by reference to Exhibit 10.49 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.23
Employment Agreement, dated April 1, 2016, between EnerSys Reserve Power Pte Ltd. and Myles Jones (incorporated by reference to Exhibit 10.41 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2017 (File No. 001-32253) filed on May 30, 2017).

10.24
Form of letter agreement, dated June 7, 2017, between EnerSys and David M. Shaffer (incorporated herein by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on June 12, 2017).

10.25
Form of letter agreement, dated June 7, 2017, between EnerSys and an executive officer (incorporated herein by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on June 12, 2017).

10.26
Form of Deferred Stock Unit Agreement - Non-Employee Directors - 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 of EnerSys’ Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 001-32253) filed with the SEC on August 9, 2017).

10.27	EnerSys 2017 Equity Incentive Plan filed on June 20, 2017.

10.28	Form of Severance Letter Agreement, dated April 1, 2019, between EnerSys and Shawn M. O’Connell.

10.29	Employment Agreement, dated as of October 6, 2008, between Alpha Technologies, Inc. and Andrew Zogby.

10.30	Employment Agreement, dated as of September 13, 2012, between Alpha Technologies, Inc. and Andrew Zogby.

10.31	Employment Agreement Extension, effective June 27, 2017, between Alpha Technologies, Inc. and Andrew Zogby.

10.32
Assignment of Employment Agreement, dated December 6, 2018, between Alpha Technologies, Inc. and Alpha Technologies Services, Inc. regarding Employment Agreement, dated as of October 6, 2008, between Alpha Technologies, Inc. and Andrew Zogby and subsequent extensions 2020.

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit Number	Description of Exhibit
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ DAVID M. SHAFFER
June 1, 2020		David M. Shaffer Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAVID M. SHAFFER	Chief Executive Officer	June 1, 2020
David M. Shaffer

/s/ MICHAEL J. SCHMIDTLEIN	Chief Financial Officer	June 1, 2020
Michael J. Schmidtlein

/s/ KERRY M. KANE	Vice President and Corporate Controller (Principal Accounting Officer)	June 1, 2020
Kerry M. Kane

/s/ HWAN-YOON F. CHUNG	Director	June 1, 2020
Hwan-yoon F. Chung

/s/ NELDA J. CONNORS	Director	June 1, 2020
Nelda J. Connors

/s/ HOWARD I. HOFFEN	Director	June 1, 2020
Howard I. Hoffen

/s/ ARTHUR T. KATSAROS	Director	June 1, 2020
Arthur T. Katsaros

/s/ JOHN F. LEHMAN	Director	June 1, 2020
John F. Lehman

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED)	Director	June 1, 2020
General Robert Magnus, USMC (Retired)

/s/ DENNIS S. MARLO	Director	June 1, 2020
Dennis S. Marlo

/s/ PAUL J. TUFANO	Director	June 1, 2020
Paul J. Tufano

/s/ RONALD P. VARGO	Director	June 1, 2020
Ronald P. Vargo