Form 10-Q
period 2020-07-05
EnerSys
filed 2020-08-12
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2020

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
Common Stock outstanding at August 7, 2020: 42,477,388 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	July 5, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$384,379	$326,979
Accounts receivable, net of allowance for doubtful accounts: July 05, 2020 - $13,229; March 31, 2020 - $15,246	509,006	595,873
Inventories, net	510,598	519,460
Prepaid and other current assets	120,956	120,593
Total current assets	1,524,939	1,562,905
Property, plant, and equipment, net	493,173	480,014
Goodwill	676,667	663,936
Other intangible assets, net	450,606	455,685
Deferred taxes	55,631	55,803
Other assets	83,722	83,355
Total assets	$3,284,738	$3,301,698
Liabilities and Equity
Current liabilities:
Short-term debt	$46,762	$46,544
Accounts payable	242,955	281,873
Accrued expenses	253,564	271,902
Total current liabilities	543,281	600,319
Long-term debt, net of unamortized debt issuance costs	1,080,512	1,104,731
Deferred taxes	78,640	78,363
Other liabilities	217,132	214,223
Total liabilities	1,919,565	1,997,636
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at July 5, 2020 and at March 31, 2020	—	—
Common Stock, 0.01 par value per share, 135,000,000 shares authorized, 55,251,879 shares issued and 42,465,194 shares outstanding at July 05, 2020; 55,114,808 shares issued and 42,323,305 shares outstanding at March 31, 2020	553	551
Additional paid-in capital	531,546	529,100
Treasury stock at cost, 12,786,685 shares held as of July 05, 2020 and 12,791,503 shares held as of March 31, 2020	(564,077)	(564,376)
Retained earnings	1,584,563	1,556,980
Contra equity - indemnification receivable	(6,724)	(6,724)
Accumulated other comprehensive loss	(184,233)	(215,006)
Total EnerSys stockholders’ equity	1,361,628	1,300,525
Nonredeemable noncontrolling interests	3,545	3,537
Total equity	1,365,173	1,304,062
Total liabilities and equity	$3,284,738	$3,301,698
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	July 5, 2020	June 30, 2019
Net sales	$704,924	$780,230
Cost of goods sold	529,947	578,718
Gross profit	174,977	201,512
Operating expenses	120,370	130,804
Restructuring and other exit charges	1,387	2,372
Operating earnings	53,220	68,336
Interest expense	10,165	10,898
Other (income) expense, net	1,462	(1,152)
Earnings before income taxes	41,593	58,590
Income tax expense	6,410	9,954
Net earnings attributable to EnerSys stockholders	$35,183	$48,636
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.83	$1.14
Diluted	$0.82	$1.13
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,385,888	42,656,339
Diluted	42,932,054	43,118,434

See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	July 5, 2020	June 30, 2019
Net earnings	$35,183	$48,636
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	2,343	(2,329)
Pension funded status adjustment, net of tax	291	237
Foreign currency translation adjustment	28,147	(3,211)
Total other comprehensive income (loss), net of tax	30,781	(5,303)
Total comprehensive income	65,964	43,333
Comprehensive gain (loss) attributable to noncontrolling interests	8	(83)
Comprehensive income attributable to EnerSys stockholders	$65,956	$43,416
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	July 5, 2020	June 30, 2019
Cash flows from operating activities
Net earnings	$35,183	$48,636
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,657	20,725
Write-off of assets relating to exit activities	471	802
Derivatives not designated in hedging relationships:
Net gains	(262)	(34)
Cash settlements	467	(376)
Provision for doubtful accounts	96	1,105
Deferred income taxes	(54)	37
Non-cash interest expense	518	378
Stock-based compensation	5,053	3,874
Gain on disposal of property, plant, and equipment	73	21
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	92,752	2,097
Inventories	14,852	(18,937)
Prepaid and other current assets	2,672	(7,033)
Other assets	718	1,841
Accounts payable	(40,609)	(6,797)
Accrued expenses	(18,571)	(16,275)
Other liabilities	(452)	320
Net cash provided by operating activities	116,564	30,384

Cash flows from investing activities
Capital expenditures	(26,330)	(17,315)
Proceeds from disposal of property, plant, and equipment	50	44
Net cash used in investing activities	(26,280)	(17,271)

Cash flows from financing activities
Net repayments on short-term debt	(987)	(19,499)
Proceeds from 2017 Revolver borrowings	35,000	95,000
Repayments of 2017 Revolver borrowings	(55,000)	(85,000)
Repayments of 2017 Term Loan	(8,402)	(5,645)
Option proceeds	479	38
Payment of taxes related to net share settlement of equity awards	(3,135)	(6,081)
Purchase of treasury stock	—	(23,029)
Dividends paid to stockholders	(7,428)	(7,499)
Other	11	(27)
Net cash used by financing activities	(39,462)	(51,742)
Effect of exchange rate changes on cash and cash equivalents	6,578	1,530
Net increase (decrease) in cash and cash equivalents	57,400	(37,099)
Cash and cash equivalents at beginning of period	326,979	299,212
Cash and cash equivalents at end of period	$384,379	$262,113
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three months ended July 5, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021.

The Consolidated Condensed Balance Sheet at March 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2020 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on June 1, 2020 (the “2020 Annual Report”).

EnerSys (the “Company,”) reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2021 end on July 5, 2020, October 4, 2020, January 3, 2021, and March 31, 2021, respectively. The four quarters in fiscal 2020 ended on June 30, 2019, September 29, 2019, December 29, 2019, and March 31, 2020, respectively.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB, issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)”: Measurement of Credit Losses on Financial Instruments, which changes the recognition model for the impairment of financial instruments, including accounts receivable, loans and held-to-maturity debt securities, among others. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In contrast to current guidance, which considers current information and events and utilizes a probable threshold, (an “incurred loss” model), ASU 2016–13 mandates an “expected loss” model. The expected loss model: (i) estimates the risk of loss even when risk is remote, (ii) estimates losses over the contractual life, (iii) considers past events, current conditions and reasonable supported forecasts and (iv) has no recognition threshold. The Company adopted the standard effective April 1, 2020 and the adoption did not have a material impact on the Company's operating results, financial position or cash flows. However, the adoption resulted in modifying the Company's policies for accounts receivable.

The Company estimates the allowance for credit losses in relation to accounts receivable based on relevant qualitative and quantitative information about historical events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported accounts receivable. Subsequent to April 1, 2020, accounts receivable are recorded at amortized cost less an allowance for expected credit losses. The Company maintains an allowance for credit losses for the expected failure or inability of its customers to make required payments. The Company recognizes the allowance for expected credit losses at inception and reassesses quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, as well as management’s expectations of conditions in the future. The Company’s allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics. The Company then adjusts the historical credit loss percentage by current and forecasted economic conditions. The Company then includes a baseline credit loss percentage into the historical credit loss percentage for each aging category to reflect the potential impact of the current and economic conditions. Such a baseline calculation will be adjusted further if changes in the economic environment impacts the Company's expectation for future credit losses.

The following table sets forth the changes in the Company's allowance for doubtful accounts for the first quarter ended July 5, 2020:

Allowance for doubtful accounts:	Balance at Beginning of Period	Provision for doubtful debts	Write-offs, net of recoveries and other	Balance at End of Period
First quarter ended July 5, 2020	$15,246	$96	$(2,113)	$13,229

Accounting Pronouncements Issued But Not Adopted as of July 5, 2020

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

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the first quarter of fiscal 2021 and 2020 amounted to $68,758 and $79,147, respectively.

A small portion of the Company's customer arrangements obligate the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the first quarter of fiscal 2021 and 2020 amounted to $36,102 and $41,495, respectively.

On July 5, 2020, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $92,632, of which, the Company estimates that approximately $66,604 will be recognized as revenue in fiscal 2021, $24,149 in fiscal 2022, $1,808 in fiscal 2023, $18 in fiscal 2024 and $53 in fiscal 2025.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of July 5, 2020, the current and non-current portion of contract liabilities were $14,941 and $8,314, respectively. As of March 31, 2020, the current and non-current portion of contract liabilities were $17,342 and $8,356, respectively. Revenues recognized during the first quarter of fiscal 2021 and 2020 that were included in the contract liability at the beginning of the year, amounted to $3,466 and $4,467, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $44,792 and $39,048 as of July 5, 2020 and March 31, 2020, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At July 5, 2020, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,265 and refund liability representing amounts estimated to be refunded to customers was $6,970.

3. Leases

The Company leases manufacturing facilities, distribution centers, office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 17 years.

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized as incurred.

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of July 5, 2020	As of March 31, 2020
Operating Leases:
Right-of-use assets	Other assets	$71,124	$70,045
Operating lease current liabilities	Accrued expenses	21,891	21,128
Operating lease non-current liabilities	Other liabilities	51,461	51,215
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$513	$540
Finance lease current liabilities	Accrued expenses	169	162
Finance lease non-current liabilities	Other liabilities	375	407

The components of lease expense for the first quarter ended July 5, 2020 and June 30, 2019 were as follows:

	Classification	Quarter ended July 5, 2020	Quarter ended June 30, 2019
Operating Leases:
Operating lease cost	Operating expenses	$6,936	$7,295
Variable lease cost	Operating expenses	2,119	1,706
Short term lease cost	Operating expenses	1,829	2,184
Finance Leases:
Depreciation	Operating expenses	$42	$143
Interest expense	Interest expense	7	12
Total		$10,933	$11,340

The following table presents the weighted average lease term and discount rates for leases as of July 5, 2020:

Operating Leases:
Weighted average remaining lease term	6 years
Weighted average discount rate	5.11%
Finance Leases:
Weighted average remaining lease term	3.2 years
Weighted average discount rate	4.92%

The following table presents future payments due under leases reconciled to lease liabilities as of July 5, 2020:

	Finance Leases	Operating Leases
Nine months ended March 31, 2021	$149	$19,170
Year ended March 31,
2022	201	21,086
2023	158	14,239
2024	107	8,866
2025	15	5,641
Thereafter	10	16,763
Total undiscounted lease payments	640	85,765
Present value discount	96	12,413
Lease liability	$544	$73,352

The following table presents supplemental disclosures of cash flow information related to leases for the first quarter ended July 5, 2020 and June 30, 2019:

	Quarter ended July 5, 2020	Quarter ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$7	$12
Operating cash flows from operating leases	6,921	7,213
Financing cash flows from finance leases	41	142
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	6,177	2,628

4. Acquisition

NorthStar

In fiscal 2020, the Company completed the acquisition of N Holding, AB (“NorthStar”) for $77,777 in cash consideration and the assumption of $107,018 in debt, which was funded using existing cash and credit facilities. NorthStar, through its direct and indirect subsidiaries, manufactures and distributes thin plate pure lead (TPPL) batteries and battery enclosures. NorthStar has two large manufacturing facilities in Springfield, Missouri. The Company acquired tangible and intangible assets, including trademarks, technology, customer relationships and goodwill. Based on valuations performed, trademarks were valued at $6,000, technology at $19,000, customer relationships at $9,000, and goodwill was recorded at $73,788. As a result of the change in operating and reportable segments discussed in Note 17, goodwill associated with the acquisition of NorthStar has been allocated to the Energy Systems and Specialty segments on a relative fair value basis. The useful lives of technology were estimated at 10 years, customer relationships were estimated at 15 to 18 years and trademarks were estimated at 5 years. Goodwill deductible for tax purposes is $72,056.

The results of the NorthStar acquisition have been included in the Company’s Energy Systems and Specialty segments, respectively, from the date of acquisition. Pro forma earnings and earnings per share computations have not been presented as this acquisition is not considered material.

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	July 5, 2020			March 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$147,749	$(957)	$146,792	$147,356	$(953)	$146,403
Finite-lived intangible assets:
Customer relationships	294,732	(70,685)	224,047	292,155	(64,855)	227,300
Non-compete	3,038	(2,824)	214	3,021	(2,817)	204
Technology	96,536	(22,746)	73,790	96,047	(20,349)	75,698
Trademarks	8,008	(2,245)	5,763	8,008	(1,928)	6,080
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$551,259	$(100,653)	$450,606	$547,783	$(92,098)	$455,685

The Company’s amortization expense related to finite-lived intangible assets was $8,555 for the first quarter of fiscal 2021, compared to $7,316 for the first quarter of fiscal 2020. The expected amortization expense based on the finite-lived intangible assets as of July 5, 2020, is $24,104 for the remainder of fiscal 2021, $32,420 in fiscal 2022, $31,122 in fiscal 2023, $27,725 in fiscal 2024 and $26,494 in fiscal 2025.

5. Inventories

Inventories, net consist of:

	July 5, 2020	March 31, 2020
Raw materials	$144,185	$141,906
Work-in-process	88,091	91,520
Finished goods	278,322	286,034
Total	$510,598	$519,460

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of July 5, 2020 and March 31, 2020, and the basis for that measurement:

	Total Fair Value Measurement July 5, 2020	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$3	$—	$3	$—
Foreign currency forward contracts	93	—	93	—
Total derivatives	$96	$—	$96	$—

	Total Fair Value Measurement March 31, 2020	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(2,433)	$—	$(2,433)	$—
Foreign currency forward contracts	1	—	1	—
Total derivatives	$(2,432)	$—	$(2,432)	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1. Summary of Significant Accounting Policies to the Company's consolidated financial statements included in its 2020 Annual Report.

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

In fiscal 2020, the Company issued its 4.375% Senior Notes due 2027 (the “2027 Notes”), with an original face value of $300,000. The Company's 5.00% Senior Notes due 2023 (the “2023 Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of the 2027 Notes and 2023 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 99% and 94% of face value on July 5, 2020 and March 31, 2020, respectively. The 2023 Notes were trading at approximately 103% and 97% of face value on July 5, 2020 and March 31, 2020, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at July 5, 2020 and March 31, 2020 were as follows:

	July 5, 2020		March 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$96	$96	$—	$—
Financial liabilities:
Senior Notes (2)	$600,000	$606,000	$600,000	$573,000
Derivatives (1)	—	—	2,432	2,432
(1)Represents lead and foreign currency forward contracts (see Note 7 for asset and liability positions of the lead and foreign currency forward contracts at July 5, 2020 and March 31, 2020).
(2)The fair value amount of the Senior Notes at July 5, 2020 and March 31, 2020 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At July 5, 2020 and March 31, 2020, the Company has hedged the price to purchase approximately 24.0 million pounds and 35.0 million pounds of lead, respectively, for a total purchase price of $19,299 and $30,078, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of July 5, 2020 and March 31, 2020, the Company had entered into a total of $9,062 and $34,008, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $4,569 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of July 5, 2020 and March 31, 2020, the notional amount of these contracts was $19,618 and $42,232, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
July 5, 2020 and March 31, 2020

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	July 5, 2020	March 31, 2020	July 5, 2020	March 31, 2020
Prepaid and other current assets:
Lead forward contracts	$3	$—	$—	$—
Foreign currency forward contracts	72	—	21	375
Total assets	$75	$—	$21	$375
Accrued expenses:
Lead forward contracts	$—	$2,433	$—	$—
Foreign currency forward contracts	—	374	—	—
Total liabilities	$—	$2,807	$—	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 5, 2020

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(1,274)	Cost of goods sold	$(3,799)
Foreign currency forward contracts	261	Cost of goods sold	(283)
Total	$(1,013)		$(4,082)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$262
Total		$262

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended June 30, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(2,494)	Cost of goods sold	$441
Foreign currency forward contracts	103	Cost of goods sold	217
Total	$(2,391)		$658

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$34
Total		$34

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2021 and 2020 was based on the estimated effective tax rates applicable for the full years ending March 31, 2021 and March 31, 2020, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates, change in tax laws and the amount of the Company's consolidated earnings before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Company recorded a deferred tax asset of $22,500 during fiscal 2020 related to the amortizable goodwill. Based on further discussions with the Swiss tax authority, the Company recorded an additional income tax benefit of $1,883 during the first quarter of fiscal 2021.

The consolidated effective income tax rates for the first quarter of fiscal 2021 and 2020 were 15.4% and 17.0%, respectively. The rate decrease in the first quarter of fiscal 2021 compared to the comparable prior year quarter is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 69% for fiscal 2021 compared to 64% for fiscal 2020. The foreign effective tax rates for the first quarter of fiscal 2021 and 2020 were 9% and 11.5%, respectively. The rate decrease compared to the prior year period is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income and was taxed at an effective income tax rate of approximately 6% in both the current and prior year quarter of fiscal 2021 and fiscal 2020.

9. Warranty

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

	Quarter ended
	July 5, 2020	June 30, 2019
Balance at beginning of period	$63,525	$54,568
Current period provisions	6,974	7,519
Costs incurred	(11,310)	(5,948)
Foreign currency translation adjustment	582	40
Balance at end of period	$59,771	$56,179

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. For additional information regarding these matters, see Note 19 - Commitments, Contingencies and Litigation to the consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. With respect to the Belgian regulatory matter, during the first quarter of fiscal 2019, the Company paid $2,402 towards certain aspects related to this matter, which are under appeal. As of July 5, 2020 and March 31, 2020, the Company did not have a reserve balance related to these matters.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,060 as of July 5, 2020 and March 31, 2020. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 7 - Derivative Financial Instruments for more details.

11. Restructuring and other Exit Charges

Restructuring Plans

As disclosed in the Company's Form 10-K for the year ended March 31, 2020, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $6,500 remaining to be incurred by the end of fiscal 2021. The charges for the first quarter of fiscal 2021 relate to severance payments and are presented by reportable segments as follows:

	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$507	$762	$134	$1,403

A roll-forward of the restructuring reserve is as follows:

Balance as of March 31, 2020	$3,325
Accrued	1,403
Costs incurred	(1,291)
Foreign currency impact	140
Balance as of July 5, 2020	$3,577

Exit Charges

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. Of the estimated total charges of $30,000 for all these actions, the Company had recorded charges amounting to $20,242 in fiscal 2019, relating to severance and inventory and fixed asset write-offs and an additional $5,123 relating to cash and non-cash charges during fiscal 2020. During the first quarter of fiscal 2021, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company continued to execute further actions which resulted in a non-material net impact from the cash and non-cash charges.

Richmond, Kentucky Plant Fire

In fiscal 2020, a fire broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility. The Company maintains insurance policies for both property damage and business interruption and are finishing cleanup and repair. The Company estimates that the total claim, including the replacement of inventory and equipment, the cleanup and repairs to the building, as well as the claim for business interruption may exceed $50,000.

In fiscal 2020, the Company recorded $17,037 of damages caused to its fixed assets and inventories, as well as for cleanup, asset replacement and other ancillary activities directly associated with the fire and received $12,000 in advances related to its initial claims for recovery from its property and casualty insurance carriers.

During the first quarter of fiscal 2021, the Company recorded a further charge of $9,274 for cleanup and received $10,000 in advances from the insurance carriers. Accumulated charges relating to the fire through July 5, 2020 were $26,311 and advances received from the property and casualty insurance carriers were $22,000.

The Company also received $8,700 through July 5, 2020, of which $3,700 was recorded in the first quarter of fiscal 2021 and $5,000 in fiscal 2020, relating to a partial settlement of its claim for business interruption which was recorded as a reduction to cost of goods sold.

12. Debt

The following summarizes the Company’s long-term debt as of July 5, 2020 and March 31, 2020:

	July 5, 2020		March 31, 2020
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$6,006	$600,000	$6,306
Amended Credit Facility, due 2022	488,487	1,969	513,224	2,187
	$1,088,487	$7,975	$1,113,224	$8,493
Less: Unamortized issuance costs	7,975		8,493
Long-term debt, net of unamortized issuance costs	$1,080,512		$1,104,731

The Company's Senior Notes comprise the following:

4.375% Senior Notes due 2027

On December 11, 2019, the Company issued $300,000 in aggregate principal amount of its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”). Proceeds from this offering, net of debt issuance costs were $296,250 and were utilized to pay down the Amended 2017 Revolver (defined below). The 2027 Notes bear interest at a rate of 4.375% per annum accruing from December 11, 2019. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The 2027 Notes mature on December 15, 2027, unless earlier redeemed or repurchased in full. The 2027 Notes are unsecured and unsubordinated obligations of the Company. The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries that are guarantors under the Amended Credit Facility. These guarantees are unsecured and unsubordinated obligations of such guarantors.

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

As of July 5, 2020, the Company had $88,000 outstanding under the Amended 2017 Revolver and $400,487 under the Amended 2017 Term Loan.

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

The current portion of the Amended 2017 Term Loan of $42,009 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under the Amended Credit Facility.

Short-Term Debt

As of July 5, 2020 and March 31, 2020, the Company had $46,762 and $46,544, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 2% at July 5, 2020 and 3% at March 31, 2020.

Letters of Credit

As of July 5, 2020 and March 31, 2020, the Company had standby letters of credit of $7,720.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $518 and $378, respectively, for the quarters ended July 5, 2020 and June 30, 2019. Debt issuance costs, net of accumulated amortization, totaled $7,975 and $8,493, respectively, at July 5, 2020 and March 31, 2020.

Available Lines of Credit

As of July 5, 2020 and March 31, 2020, the Company had available and undrawn, under all its lines of credit, $701,255 and $693,640, respectively, including $93,561 and $105,946, respectively, of uncommitted lines of credit as of July 5, 2020 and March 31, 2020.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
Service cost	$—	$—	$235	$235
Interest cost	132	154	327	376
Expected return on plan assets	(65)	(112)	(447)	(538)
Amortization and deferral	133	52	244	253
Net periodic benefit cost	$200	$94	$359	$326

14. Stock-Based Compensation

As of July 5, 2020, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $5,053 for the first quarter of fiscal 2021 and $3,874 for the first quarter of fiscal 2020. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the first quarter of fiscal 2021, the Company granted to non-employee directors 3,353 restricted stock units, pursuant to the 2017 EIP. The awards vest immediately upon the date of grant and are settled in shares of common stock.

Common stock activity during the first quarter of fiscal 2021 included the vesting of 120,390 restricted stock units, 65,096 TSRs and the exercise of 8,323 stock options.

As of July 5, 2020, there were 778,939 non-qualified stock options, 755,489 restricted stock units, 128,375 TSRs and 101,406 PSUs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the first quarter ended July 5, 2020:

Shares outstanding as of March 31, 2020	42,323,305
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	141,889
Shares outstanding as of July 5, 2020	42,465,194

Treasury Stock

During the first quarter ended July 5, 2020, the Company did not purchase any shares but purchased 376,343 shares for $23,029 during the first quarter ended June 30, 2019. At July 5, 2020 and March 31, 2020, the Company held 12,786,685 and 12,791,503 shares as treasury stock, respectively. During the first quarter ended July 5, 2020, the Company also issued 4,818 shares out of its treasury stock, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of July 5, 2020 and March 31, 2020, are as follows:

	March 31, 2020	Before Reclassifications	Amounts Reclassified from AOCI	July 5, 2020
Pension funded status adjustment	$(22,794)	$—	$291	$(22,503)
Net unrealized (loss) gain on derivative instruments	(5,923)	(773)	3,116	(3,580)
Foreign currency translation adjustment	(186,289)	28,139	—	(158,150)
Accumulated other comprehensive (loss) income	$(215,006)	$27,366	$3,407	$(184,233)

The following table presents reclassifications from AOCI during the first quarter ended July 5, 2020:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$4,082	Cost of goods sold
Tax benefit	(966)
Net unrealized loss on derivative instruments, net of tax	$3,116

Defined benefit pension costs:
Prior service costs and deferrals	$377	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(86)
Net periodic benefit cost, net of tax	$291

The following table presents reclassifications from AOCI during the first quarter ended June 30, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(658)	Cost of goods sold
Tax expense	156
Net unrealized gain on derivative instruments, net of tax	$(502)

Defined benefit pension costs:
Prior service costs and deferrals	$305	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(68)
Net periodic benefit cost, net of tax	$237

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter ended July 5, 2020:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2020	$—	$551	$529,100	$(564,376)	$1,556,980	$(215,006)	$(6,724)	$1,300,525	$3,537	$1,304,062
Stock-based compensation	—	—	5,053	—	—	—	—	5,053	—	5,053
Exercise of stock options	—	2	479	—	—	—	—	481	—	481
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(3,135)	—	—	—	—	(3,135)	—	(3,135)
Other	—	—	(123)	299	—	—	—	176	—	176
Net earnings	—	—	—	—	35,183	—	—	35,183	—	35,183
Dividends ($0.175 per common share)	—	—	172	—	(7,600)	—	—	(7,428)	—	(7,428)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $86)	—	—	—	—	—	291	—	291	—	291
Net unrealized gain (loss) on derivative instruments (net of tax expense of $726)	—	—	—	—	—	2,343	—	2,343	—	2,343
Foreign currency translation adjustment	—	—	—	—	—	28,139	—	28,139	8	28,147
Balance at July 5, 2020	$—	$553	$531,546	$(564,077)	$1,584,563	$(184,233)	$(6,724)	$1,361,628	$3,545	$1,365,173

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

	Quarter ended
	July 5, 2020	June 30, 2019
Net earnings attributable to EnerSys stockholders	$35,183	$48,636
Weighted-average number of common shares outstanding:
Basic	42,385,888	42,656,339
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	546,166	462,095
Diluted weighted-average number of common shares outstanding	42,932,054	43,118,434
Basic earnings per common share attributable to EnerSys stockholders	$0.83	$1.14
Diluted earnings per common share attributable to EnerSys stockholders	$0.82	$1.13
Anti-dilutive equity awards not included in diluted weighted-average common shares	386,263	656,810

17. Business Segments

During the first quarter of fiscal 2021, the Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis, rather than on geographic basis. As a result of this change, the Company re-evaluated the identification of its operating segments and reportable segments and identified the following as its three new operating segments, based on lines of business:

•Energy Systems - uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems, as well as telecommunications systems, switchgear and electrical control systems used in industrial facilities and electric utilities, large-scale energy storage and energy pipelines. Energy Systems also includes highly integrated power solutions and services to broadband, telecom, renewable and industrial customers, as well as thermally managed cabinets and enclosures for electronic equipment and batteries.
•Motive Power - power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications, as well as mining equipment, diesel locomotive starting and other rail equipment; and
•Specialty - premium starting, lighting and ignition applications in transportation, energy solutions for satellites, military aircraft, submarines, ships and other tactical vehicles, as well as medical and security systems.

The new operating segments also represent the Company's reportable segments under ASC 280, Segment Reporting. All prior comparative periods presented have been recast to conform to these changes.

Summarized financial information related to the Company's reportable segments for the first quarter ended July 5, 2020 and June 30, 2019, is shown below:

	Quarter ended
	July 5, 2020	June 30, 2019
Net sales by segment to unaffiliated customers
Energy Systems	$353,387	$353,893
Motive Power	262,834	344,387
Specialty	88,703	81,950
Total net sales	$704,924	$780,230
Operating earnings by segment
Energy Systems	$22,085	$23,587
Motive Power	27,276	37,098
Specialty	5,246	10,023
Restructuring charges - Energy Systems	(512)	(1,110)
Restructuring charges - Motive Power	(762)	(558)
Restructuring and other exit charges - Specialty	(113)	(704)
Total operating earnings (1)	$53,220	$68,336

(1) The Company does not allocate interest expense or other (income) expense to the reportable segments.
(2) The Company does not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information.
(3) Reportable segments do not record inter-segment revenues and accordingly there are none to report.

Goodwill

Concurrent with the change in reporting segments effective April 1, 2020, goodwill was reassigned to the affected reporting units that have been identified within each operating segment, using a relative fair value approach outlined in ASC 350, Intangibles - Goodwill and Other.

The following table presents the amount of goodwill that has been reassigned to each of the Company's reportable segments as of April 1, 2020, using the relative fair value approach, as well as any changes in the carrying amount of goodwill by segment during the first quarter of fiscal 2021:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2020	$263,150	$308,497	$92,289	$663,936
Foreign currency translation adjustment	4,971	6,119	1,641	12,731
Balance as of July 5, 2020	$268,121	$314,616	$93,930	$676,667

18. Subsequent Events

On August 12, 2020, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on September 25, 2020, to stockholders of record as of September 11, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys. EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in EnerSys’ filings with the Securities and Exchange Commission ( “SEC”) and its reports to stockholders. Generally, the inclusion of the words “anticipate,” “believe,” “expect,” “future,” “intend,” “estimate,” “will,” “plans,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management, and are applicable only as of the dates of such statements.

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s 2020 Annual Report on Form 10-K (the “2020 Annual Report”) and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•economic, financial and other impacts of the COVID-19 pandemic;
•general cyclical patterns of the industries in which our customers operate;
•the extent to which we cannot control our fixed and variable costs;
•the raw materials in our products may experience significant fluctuations in market price and availability;
•certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;
•legislation regarding the restriction of the use of certain hazardous substances in our products;
•risks involved in our operations such as disruption of markets, changes in import and export laws, environmental regulations, currency restrictions and local currency exchange rate fluctuations;
•our ability to raise our selling prices to our customers when our product costs increase;
•the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;
•general economic conditions in the markets in which we operate;
•competitiveness of the battery markets and other energy solutions for industrial applications throughout the world;
•our timely development of competitive new products and product enhancements in a changing environment and the acceptance of such products and product enhancements by customers;
•our ability to adequately protect our proprietary intellectual property, technology and brand names;
•litigation and regulatory proceedings to which we might be subject;
•our expectations concerning indemnification obligations;
•changes in our market share in the business segments where we operate;
•our ability to implement our cost reduction initiatives successfully and improve our profitability;
•quality problems associated with our products;
•our ability to implement business strategies, including our acquisition strategy, manufacturing expansion and restructuring plans;
•our acquisition strategy may not be successful in locating advantageous targets;
•our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies, strategic gains, and cost savings may be significantly harder to achieve, if at all, or may take longer to achieve;
•potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames;

•our debt and debt service requirements which may restrict our operational and financial flexibility, as well as imposing unfavorable interest and financing costs;
•our ability to maintain our existing credit facilities or obtain satisfactory new credit facilities;
•adverse changes in our short and long-term debt levels under our credit facilities;
•our exposure to fluctuations in interest rates on our variable-rate debt;
•our ability to attract and retain qualified management and personnel;
•our ability to maintain good relations with labor unions;
•credit risk associated with our customers, including risk of insolvency and bankruptcy;
•our ability to successfully recover in the event of a disaster affecting our infrastructure, supply chain, or our facilities, such as the Richmond, Kentucky facility, including, but not limited to, satisfactory resolution of insurance coverage and claims for both property damage, business interruption and other insurable losses, strategy for business interruption and revenue loss;
•occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics, outbreaks of hostilities or terrorist acts, or the effects of climate change, and our ability to deal effectively with damages or disruptions caused by the foregoing; and
•the operation, capacity and security of our information systems and infrastructure.

This list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Quarterly Report on Form 10-Q. EnerSys’ management uses the non-GAAP measures “primary working capital” and “primary working capital percentage” in its evaluation of business segment cash flow and financial position performance. These disclosures have limitations as an analytical tool, should not be viewed as a substitute for cash flow determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information is helpful in understanding the Company’s ongoing operating results.

Overview

EnerSys (the “Company,” “we,” or “us”) is a world leader in stored energy solutions for industrial applications. We also manufacture and distribute energy systems solutions and motive power batteries, specialty batteries, battery chargers, power equipment, battery accessories and outdoor equipment enclosure solutions to customers worldwide. Energy Systems which combine enclosures, power conversion, power distribution and energy storage are used in the telecommunication and broadband, utility industries, uninterruptible power supplies, and numerous applications requiring stored energy solutions. Motive Power batteries and chargers are utilized in electric forklift trucks and other industrial electric powered vehicles. Specialty batteries are used in aerospace and defense applications, large over the road trucks, premium automotive and medical. We also provide aftermarket and customer support services to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force around the world.

During the first quarter of fiscal 2021, the Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis, rather than on geographic basis. As a result of this change, the Company re-evaluated the identification of its operating segments and reportable segments. The new operating segments were identified as Energy Systems, Motive Power and Specialty. The Company’s operating segments also represent its reportable segments under ASC 280, Segment Reporting. Therefore, the Company has changed its segment presentation from three reportable segments based on geographic basis to three reportable segments based on line of business. All prior comparative periods presented have been recast to reflect these changes.

The Company's three reportable segments, based on lines of business, are as follows:

•Energy Systems - uninterruptible power systems, or “UPS” applications for computer and computer - controlled systems, as well as telecommunications systems, switchgear and electrical control systems used in industrial facilities and electric utilities, large-scale energy storage and energy pipelines. Energy Systems also includes highly integrated power solutions and services to broadband, telecom, renewable and industrial customers, as well as thermally managed cabinets and enclosures for electronic equipment and batteries.

•Motive Power - power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications as well as mining equipment, diesel locomotive starting and other rail equipment; and
•Specialty - premium starting, lighting and ignition applications in transportation, energy solutions for satellites, military aircraft, submarines, ships and other tactical vehicles as well as medical and security systems.

Economic Climate

The COVID-19 pandemic has weakened economic activity around the world. EnerSys’ lines of business have been affected by varying degrees around the world. Our Motive Power business has been our most impacted segment as many industrial manufacturing plants around the world were closed or operated on reduced production levels. We expect the Motive Power business to recover as COVID-19 imposed restrictions are eased and the general economy recovers.

Our Energy Systems business has been less impacted as telecommunications and broadband operators either harden their networks to make them more robust or increase bandwidth to handle the increased demand for remote data caused by the work and school from home initiatives. While the pandemic may have caused a delay in full scale deployment of 5G telecom networks, we are seeing a number of companies starting their 5G deployments and feel the pandemic has reinforced the need for 5G.

Within the Specialty business, lower demand in the truck original equipment manufacturer (OEM) market has been partially offset by increased demand in aftermarket retail and distribution, while defense activity remains high.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As a result of the COVID-19 pandemic and a forecasted global economic recession, we anticipate that our commodity costs will be lower in the near future and foreign currency exposures may continue to fluctuate as they have in the past several years. Since the outbreak of COVID-19 in our fourth fiscal quarter of fiscal 2020, we have experienced declining commodity costs.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. Selling prices rose for the most part of fiscal 2018 in response to increased lead and other commodity costs, peaked in the first quarter of fiscal 2019 and then declined sequentially in every quarter in fiscal 2019. In fiscal 2020, our selling prices continued to decline in response to declining commodity costs, including lead. Based on current commodity markets, we will likely see continued year over year benefits in fiscal 2021 from declining commodity costs, with some related reduction in our selling prices.

Liquidity and Capital Resources

We believe that our financial position is strong and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $384 million of available cash and cash equivalents and available and undrawn credit lines of approximately $701 million at July 5, 2020, availability subject to Credit Agreement financial covenants.

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

Results of Operations

Net Sales

Net sales decreased $75.3 million or 9.7% in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020. This decrease was the result of a 11% decrease in organic volume, a 2% decrease in foreign currency translation impact and a 1% decrease in pricing, partially offset by a 4% increase from the NorthStar acquisition.

Segment sales

	Quarter ended July 5, 2020		Quarter ended June 30, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$353.4	50.1%	$353.8	45.4%	$(0.4)	(0.1)%
Motive Power	262.8	37.3	344.4	44.1	(81.6)	(23.7)
Specialty	88.7	12.6	82.0	10.5	6.7	8.2
Total net sales	$704.9	100.0%	$780.2	100.0%	$(75.3)	(9.7)%

Net sales of our Energy Systems segment in the first quarter of fiscal 2021 decreased $0.4 million or 0.1% compared to the first quarter of fiscal 2020. The relatively flat sales was due to a 6% increase from the NorthStar acquisition, offset by a 3% decrease in organic volume, a 2% decrease in foreign currency translation impact and a 1% decrease in pricing. Demand from telecommunication and data center customers remained strong in a work from home environment.

Net sales of our Motive Power segment in the first quarter of fiscal 2021 decreased by $81.6 million or 23.7% compared to the first quarter of fiscal 2020. The decrease was primarily due to a 21% decrease in organic volume, a 2% decrease in foreign currency translation impact and a 1% decrease in pricing. COVID-19 restrictions and related economic slowdown impacted this segment more than our other lines of business.

Net sales of our Specialty segment in the first quarter of fiscal 2021 increased by $6.7 million or 8.2% compared to the first quarter of fiscal 2020. The increase was primarily due to a 12% increase from the NorthStar acquisition, partially offset by a 4% decrease in organic volume.

Gross Profit

	Quarter ended July 5, 2020		Quarter ended June 30, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$175.0	24.8%	$201.5	25.8%	$(26.5)	(13.2)%

Gross profit decreased $26.5 million or 13.2% in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Gross profit, as a percentage of net sales, decreased 100 basis points in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. This decrease in the gross profit margin in the first quarter is largely due to declines in organic volume from softening customer demand, particularly in our Motive Power segment. This adverse impact was further exacerbated by higher manufacturing costs and slightly lower pricing, partially offset by lower commodity costs.

Operating Items

	Quarter ended July 5, 2020		Quarter ended June 30, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$120.4	17.1%	$130.8	16.7%	$(10.4)	(8.0)%
Restructuring and other exit charges	$1.4	0.2%	$2.4	0.3%	$(1.0)	(41.5)%

Operating expenses, as a percentage of sales, increased 40 basis points in the first quarter of fiscal 2021, compared to the first quarter of fiscal 2020. We focused on certain austerity measures during the first quarter of fiscal 2021 and also benefited from limited travel and other selling expenses, due to the restrictions brought about by COVID-19, allowing us to align our operating expenses with sales volume.

Selling expenses, our main component of operating expenses, was 42.8% of total operating expenses in the first quarter compared to 45.1% of total operating expenses in the first quarter of fiscal 2020.

Restructuring and Other Exit Charges

Included in our first quarter of fiscal 2021 operating results are restructuring charges of $0.5 million in Energy Systems, $0.8 million in Motive Power and $0.1 million in Specialty, respectively. During the first quarter of fiscal 2021, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company continued to execute further actions which resulted in a non-material net impact from the cash and non-cash charges.

Included in our first quarter of fiscal 2020 operating results are restructuring charges of $1.1 million in the Energy Systems, $0.6 million in Motive Power and $0.7 million in Specialty, respectively, all of which relate to improving operational efficiencies in the respective lines of business. Also included in the first quarter of fiscal 2020 operating results are non-cash exit charges of $0.7 million in Specialty, relating to the closure of our facility in Targovishte, Bulgaria.

Richmond, Kentucky Plant Fire

In fiscal 2020, a fire broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility. The Company maintains insurance policies for both property damage and business interruption and are finishing cleanup and repair. The Company estimates that the total claim, including the replacement of inventory and equipment, the cleanup and repairs to the building, as well as the claim for business interruption may exceed $50 million.

In fiscal 2020, the Company recorded $17.0 million of damages caused to its fixed assets and inventories, as well as for cleanup, asset replacement and other ancillary activities directly associated with the fire and received $12.0 million in advances related to its initial claims for recovery from its property and casualty insurance carriers.

During the first quarter of fiscal 2021, the Company recorded a further charge of $9.3 million for cleanup and received $10.0 million in advances from the insurance carriers. Accumulated charges relating to the fire through July 5, 2020 were $26.3 million and advances received from the property and casualty insurance carriers were $22.0 million.

The Company also received $8.7 million through July 5, 2020, of which $3.7 million was recorded in the first quarter of fiscal 2021 and $5.0 million in fiscal 2020, relating to a partial settlement of its claim for business interruption which was recorded as a reduction to cost of goods sold.

Operating Earnings

	Quarter ended July 5, 2020		Quarter ended June 30, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$22.0	6.2%	$23.6	6.7%	$(1.6)	(6.4)%
Motive Power	27.3	10.4	37.1	10.8	(9.8)	(26.5)
Specialty	5.3	5.9	10.0	12.2	(4.7)	(47.7)
Subtotal	54.6	7.7	70.7	9.1	(16.1)	(22.8)
Restructuring charges - Energy Systems	(0.5)	(0.1)	(1.1)	(0.3)	0.6	(53.9)
Restructuring charges - Motive Power	(0.8)	(0.3)	(0.6)	(0.2)	(0.2)	36.6
Restructuring and other exit charges - Specialty	(0.1)	(0.1)	(0.7)	(0.9)	0.6	(83.9)
Total operating earnings	$53.2	7.5%	$68.3	8.8%	$(15.1)	(22.1)%
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $15.1 million or 22.1% in the first quarter of fiscal 2021, compared to the first quarter of fiscal 2020. Operating earnings, as a percentage of net sales, decreased 130 basis points in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, primarily due to declines in organic volume, particularly in our Motive Power segment, as explained earlier.

The Energy Systems operating earnings decreased 50 basis points in the first quarter of fiscal 2021, compared to the first quarter of fiscal 2020 primarily due to higher manufacturing costs. This negative impact was partially offset by the impact of lower commodity costs.

The Motive Power operating earnings decreased 40 basis points in the first quarter of fiscal 2021, compared to the first quarter of fiscal 2020 due to lower volume as a direct adverse impact from COVID-19, partially offset by cost reductions and the receipt of $3.7 million of business interruption claim relating to the fire at our Richmond, Kentucky plant.

The Specialty operating earnings decreased 630 basis points in the first quarter of fiscal 2021, compared to the first quarter of fiscal 2020, primarily due to higher manufacturing costs.

Interest Expense

	Quarter ended July 5, 2020		Quarter ended June 30, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$10.2	1.4%	$10.9	1.4%	$(0.7)	(6.7)%

Interest expense of $10.2 million in the first quarter of fiscal 2021 (net of interest income of $0.5 million) was $0.7 million lower than the interest expense of $10.9 million in the first quarter of fiscal 2020 (net of interest income of $0.5 million).

The decrease in interest expense in the first quarter of fiscal 2021 is primarily due to lower average interest rates partially offset by higher average debt. Our average debt outstanding was $1,160.7 million in the first quarter of fiscal 2021 compared to $1,052.0 million in the first quarter of fiscal 2020.

Included in interest expense are non-cash charges for deferred financing fees of $0.5 million in the first quarter of fiscal 2021 compared to $0.4 million, in the first quarter of fiscal 2020.

Other (Income) Expense, Net

	Quarter ended July 5, 2020		Quarter ended June 30, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$1.4	0.2%	$(1.2)	(0.1)%	$2.6	NM
NM = not meaningful

Other (income) expense, net in the first quarter of fiscal 2021 was expense of $1.4 million compared to income of $1.2 million in the first quarter of fiscal 2020. Foreign currency impact resulted in a loss of $1.3 million in the first quarter of fiscal 2021 compared to a foreign currency gain of $1.3 million in the first quarter of fiscal 2020.

Earnings Before Income Taxes

	Quarter ended July 5, 2020		Quarter ended June 30, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$41.6	5.9%	$58.6	7.5%	$(17.0)	(29.0)%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2021 decreased $17.0 million, or 29.0%, compared to the first quarter of fiscal 2020.

Income Tax Expense

	Quarter ended July 5, 2020		Quarter ended June 30, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$6.4	0.9%	$10.0	1.3%	$(3.6)	(35.6)
Effective tax rate	15.4%		17.0%		(1.6)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2021 and 2020 was based on the estimated effective tax rates applicable for the full years ending March 31, 2021 and March 31, 2020, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate, change in tax laws and the amount of our consolidated earnings before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. We recorded a deferred tax asset of $22.5 million during fiscal 2020 related to the amortizable goodwill. Based on further discussions with the Swiss tax authority, we recorded an additional income tax benefit of $1.9 million during the first quarter of fiscal 2021.

The consolidated effective income tax rates for the first quarter of fiscal 2021 and 2020 were 15.4% and 17.0%, respectively. The rate decrease in the first quarter of fiscal 2021 compared to the comparable prior year quarter is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 69% for fiscal 2021 compared to 64% for fiscal 2020. The foreign effective income tax rates for the first quarter of fiscal 2021 and 2020 were 9% and 11.5%, respectively. The rate decrease compared to the prior year period is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income and is taxed at an effective income tax rate of approximately 6% in both the current and prior year quarter of fiscal 2021 and fiscal 2020.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

Liquidity and Capital Resources

Cash Flow Analysis

Operating activities provided cash of $116.6 million in the first quarter of fiscal 2021 compared to $30.4 million in the comparable period of fiscal 2020, the increase in operating cash resulting primarily from a reduction of $67.0 million in our primary working capital, net of currency translation changes. Primary working capital is discussed in further detail below. In the first quarter of fiscal 2021, net earnings were $35.2 million, depreciation and amortization $23.7 million, non-cash charges relating to exit charges $0.5 million, stock-based compensation $5.1 million and non-cash interest of $0.5 million. Accrued expenses decreased by $18.6 million primarily for payments of interest of $8.1 million, selling expense accruals of $6.3 million and warranties of $4.1 million. Prepaid and other current assets provided a source of funds of $2.7 million, from the receipt of $15.0 million towards the insurance receivable relating to the Richmond plant claim in fiscal 2020 offset by related accruals of $9.3 million, the receipt of a working capital adjustment claim of $2.0 million, relating to an acquisition made several years ago, partially offset by an increase in contract assets of $5.7 million.

In the first quarter of fiscal 2020, cash provided by operating activities of $30.4 million was primarily from net earnings of $48.6 million, depreciation and amortization of $20.7 million, stock-based compensation of $3.9 million and non-cash interest of $0.4 million. Cash provided by earnings as adjusted for non-cash items were partially offset by the increase in primary working capital of $23.6 million, net of currency translation changes. Accrued expenses decreased by $16.3 million primarily for payments of $7.3 million related to the German competition authority matter (See Note 10 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q) and $6.1 million paid to the seller in connection with the Alpha acquisition, for certain reimbursable pre-acquisition items.

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $776.6 million (yielding a primary working capital percentage of 27.5%) at July 5, 2020, $833.5 million (yielding a primary working capital percentage of 26.7%) at March 31, 2020 and $838.6 million at June 30, 2019 (yielding a primary working capital percentage of 26.9%). The primary working capital percentage of 27.5% at July 5, 2020 is 80 basis points higher than that for March 31, 2020, and 60 basis points higher than that for the prior year period. The large decrease in primary working capital dollars, compared to the prior year periods reflects the decrease in all the three components of primary working capital, mainly accounts receivable and accounts payable. Sales declined sequentially, from our fourth quarter of fiscal 2020 by $76.9 million, as a direct adverse impact from COVID-19. Lower inventories reflect the Company's lower order levels and concerted efforts to keep inventory levels down.

Primary working capital and primary working capital percentages at July 5, 2020, March 31, 2020 and June 30, 2019 are computed as follows:

($ in Millions)
Balance At (1)	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
July 5, 2020	$509.0	$510.6	$(243.0)	$776.6	$2,819.7	27.5%
March 31, 2020	595.9	519.5	(281.9)	833.5	3,127.2	26.7
June 30, 2019	621.3	520.1	(302.8)	838.6	3,120.9	26.9

(1) The Company acquired NorthStar on September 30, 2019, as disclosed in Note 4 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q. Therefore, the Primary working capital and related calculations as of June 30, 2019 do not include NorthStar's primary working capital and its components. The inclusion of NorthStar's primary working capital did not have a material impact on the Company's consolidated primary working capital as of July 5, 2020 and March 31, 2020.

Investing activities used cash of $26.3 million in the first quarter of fiscal 2021 which primarily consisted of capital expenditures relating to plant improvements.

Investing activities used cash of $17.3 million in the first quarter of fiscal 2020 which primarily consisted of capital expenditures relating to plant improvements.

Financing activities used cash of $39.5 million in the first quarter of fiscal 2021. During the first quarter of fiscal 2021, we borrowed $35.0 million under the Amended 2017 Revolver and repaid $55.0 million of the Amended 2017 Revolver. Repayment on the Amended 2017 Term Loan was $8.4 million and net payments on short-term debt were $1.0 million. Payment of cash dividends to our stockholders were $7.4 million and payment of taxes related to net share settlement of equity awards were $3.1 million.

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
Currency translation had a positive impact of $6.6 million and $1.5 million on our cash balance in the first quarter of fiscal 2021 and the first quarter of fiscal 2020, respectively. In the first quarter of fiscal 2021, principal currencies in which we do business such as the Euro, Swiss franc, Polish zloty and British pound generally trended stronger versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $57.4 million to $384.4 million, in the first quarter of fiscal 2021 compared to a decrease by $37.1 million to $262.1 million, in the comparable period of fiscal 2020.

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

We are in compliance with all covenants and conditions under our Amended Credit Facility and Senior Notes. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 10 to the Consolidated Financial Statements included in our 2020 Annual Report and Note 12 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2020 Annual Report for the year ended March 31, 2020. As of July 5, 2020, we had no significant changes to our contractual obligations table contained in our 2020 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at July 5, 2020 are $0.2 million (pre-tax). Those contracts that result in an asset position at July 5, 2020 are $0.3 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
July 5, 2020	$19.3	24.0	$0.80	4%
March 31, 2020	30.1	35.0	0.86	6
June 30, 2019	33.0	38.0	0.87	6

(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, we believe approximately 36% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at July 5, 2020, lead purchased by July 5, 2020 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $14 million in the first quarter of fiscal 2021.

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

At July 5, 2020 and June 30, 2019, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $1.3 million and $2.7 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective. We completed the NorthStar acquisition on September 30, 2019, and are in the process, but have not yet concluded our assessment of the effectiveness of our internal control over financial reporting including this recent acquisition. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include NorthStar. NorthStar accounted for 7.4% of total assets as of July 5, 2020 and 4.8% of net sales for the first quarter ended July 5, 2020.

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
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2020 Annual Report for the year ended March 31, 2020, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the number of shares of common stock we purchased from participants in our equity incentive plans, as well as repurchases of common stock authorized by the Board of Directors. As provided by the Company’s equity incentive plans, (a) vested options outstanding may be exercised through surrender to the Company of option shares or vested options outstanding under the Company’s equity incentive plans to satisfy the applicable aggregate exercise price (and any withholding tax) required to be paid upon such exercise and (b) the withholding tax requirements related to the vesting and settlement of restricted stock units and market and performance condition-based share units may be satisfied by the surrender of shares of the Company’s common stock.

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 – April 26, 2020	—	$—	—	$9,002,889
April 27 – May 31, 2020	56,024	56.27	—	9,002,889
June 1 – July 5, 2020	—	—	—	9,002,889
Total	56,024	$56.27	—

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.
(2) On November 8, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date which has a remaining authorization of $59.1 million as of July 5, 2020. The authorization is in addition to the existing stock repurchase programs.

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
Date: August 12, 2020