Form 10-Q
period 2020-10-04
EnerSys
filed 2020-11-12
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2020

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
Common Stock outstanding at November 6, 2020: 42,577,285 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	October 4, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$414,232	$326,979
Accounts receivable, net of allowance for doubtful accounts: October 4, 2020 - $13,317; March 31, 2020 - $15,246	499,781	595,873
Inventories, net	516,589	519,460
Prepaid and other current assets	133,473	120,593
Total current assets	1,564,075	1,562,905
Property, plant, and equipment, net	498,662	480,014
Goodwill	689,048	663,936
Other intangible assets, net	443,998	455,685
Deferred taxes	59,122	55,803
Other assets	78,317	83,355
Total assets	$3,333,222	$3,301,698
Liabilities and Equity
Current liabilities:
Short-term debt	$31,813	$46,544
Accounts payable	252,667	281,873
Accrued expenses	282,374	271,902
Total current liabilities	566,854	600,319
Long-term debt, net of unamortized debt issuance costs	1,039,208	1,104,731
Deferred taxes	79,491	78,363
Other liabilities	212,589	214,223
Total liabilities	1,898,142	1,997,636
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at October 4, 2020 and at March 31, 2020	—	—
Common Stock, 0.01 par value per share, 135,000,000 shares authorized, 55,361,826 shares issued and 42,575,193 shares outstanding at October 4, 2020; 55,114,808 shares issued and 42,323,305 shares outstanding at March 31, 2020	554	551
Additional paid-in capital	537,092	529,100
Treasury stock at cost, 12,786,633 shares held as of October 4, 2020 and 12,791,503 shares held as of March 31, 2020	(563,853)	(564,376)
Retained earnings	1,612,640	1,556,980
Contra equity - indemnification receivable	(5,273)	(6,724)
Accumulated other comprehensive loss	(149,769)	(215,006)
Total EnerSys stockholders’ equity	1,431,391	1,300,525
Nonredeemable noncontrolling interests	3,689	3,537
Total equity	1,435,080	1,304,062
Total liabilities and equity	$3,333,222	$3,301,698
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	October 4, 2020	September 29, 2019
Net sales	$708,402	$762,137
Cost of goods sold	530,842	564,820
Gross profit	177,560	197,317
Operating expenses	119,026	132,325
Restructuring and other exit charges	3,119	6,282
Operating earnings	55,415	58,710
Interest expense	9,829	10,097
Other (income) expense, net	4,110	199
Earnings before income taxes	41,476	48,414
Income tax expense (benefit)	5,745	(14,284)
Net earnings attributable to EnerSys stockholders	$35,731	$62,698
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.84	$1.48
Diluted	$0.83	$1.47
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,521,659	42,392,039
Diluted	43,087,455	42,708,082
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	October 4, 2020	September 29, 2019
Net sales	$1,413,326	$1,542,367
Cost of goods sold	1,060,789	1,143,538
Gross profit	352,537	398,829
Operating expenses	239,396	263,129
Restructuring and other exit charges	4,506	8,654
Operating earnings	108,635	127,046
Interest expense	19,994	20,995
Other (income) expense, net	5,572	(953)
Earnings before income taxes	83,069	107,004
Income tax expense (benefit)	12,155	(4,330)
Net earnings	$70,914	$111,334
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.67	$2.62
Diluted	$1.65	$2.59
Dividends per common share	$0.35	$0.35
Weighted-average number of common shares outstanding:
Basic	42,453,774	42,524,189
Diluted	43,009,755	42,913,258
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six months ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Net earnings	$35,731	$62,698	$70,914	$111,334
Other comprehensive income (loss):
Net unrealized gain on derivative instruments, net of tax	1,470	3,586	3,813	1,257
Pension funded status adjustment, net of tax	305	237	596	474
Foreign currency translation adjustment	32,833	(32,199)	60,980	(35,410)
Total other comprehensive income (loss), net of tax	34,608	(28,376)	65,389	(33,679)
Total comprehensive income	70,339	34,322	136,303	77,655
Comprehensive gain (loss) attributable to noncontrolling interests	144	(131)	152	(214)
Comprehensive income attributable to EnerSys stockholders	$70,195	$34,453	$136,151	$77,869
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	October 4, 2020	September 29, 2019
Cash flows from operating activities
Net earnings	$70,914	$111,334
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,059	41,053
Write-off of assets relating to exit activities	1,753	9,969
Derivatives not designated in hedging relationships:
Net (gains) losses	(372)	696
Cash proceeds (settlements)	846	(821)
Provision for doubtful accounts	182	3,245
Deferred income taxes	(1,820)	(20,973)
Non-cash interest expense	1,036	752
Stock-based compensation	10,586	8,868
Loss (gain) on disposal of property, plant, and equipment	156	(119)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	106,581	26,763
Inventories	21,080	(11,687)
Prepaid and other current assets	7,369	(18,214)
Other assets	3,132	4,699
Accounts payable	(49,557)	(22,005)
Accrued expenses	1,282	(18,576)
Other liabilities	(2,954)	(9,922)
Net cash provided by operating activities	217,273	105,062

Cash flows from investing activities
Capital expenditures	(39,905)	(43,378)
Proceeds from disposal of property, plant, and equipment	81	2,645
Net cash used in investing activities	(39,824)	(40,733)

Cash flows from financing activities
Net repayments on short-term debt	(16,502)	(20,019)
Proceeds from 2017 Revolver borrowings	45,000	285,000
Repayments of 2017 Revolver borrowings	(100,000)	(135,000)
Repayments of 2017 Term Loan	(16,837)	(5,645)
Option proceeds	1,766	25
Payment of taxes related to net share settlement of equity awards	(4,602)	(6,250)
Purchase of treasury stock	—	(34,561)
Dividends paid to stockholders	(14,879)	(14,898)
Other	255	161
Net cash (used in) provided by financing activities	(105,799)	68,813
Effect of exchange rate changes on cash and cash equivalents	15,603	(7,508)
Net increase in cash and cash equivalents	87,253	125,634
Cash and cash equivalents at beginning of period	326,979	299,212
Cash and cash equivalents at end of period	$414,232	$424,846
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and six months ended October 4, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB, issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)”: Measurement of Credit Losses on Financial Instruments, which changes the recognition model for the impairment of financial instruments, including accounts receivable, loans and held-to-maturity debt securities, among others. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In contrast to current guidance, which considers current information and events and utilizes a probable threshold, (an “incurred loss” model), ASU 2016–13 mandates an “expected loss” model. The expected loss model: (i) estimates the risk of loss even when risk is remote, (ii) estimates losses over the contractual life, (iii) considers past events, current conditions and reasonable supported forecasts and (iv) has no recognition threshold. The Company adopted the standard effective April 1, 2020 and the adoption did not have a material impact on the Company's operating results, financial position or cash flows. However, the adoption resulted in the modification of the Company's policies for accounts receivable.

The Company estimates the allowance for credit losses in relation to accounts receivable based on relevant qualitative and quantitative information about historical events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported accounts receivable. Subsequent to April 1, 2020, accounts receivable are recorded at amortized cost less an allowance for expected credit losses. The Company maintains an allowance for credit losses for the expected failure or inability of its customers to make required payments. The Company recognizes the allowance for expected credit losses at inception and reassesses quarterly, based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, as well as management’s expectations of conditions in the future. The Company’s allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics. The Company then adjusts the historical credit loss percentage by current and forecasted economic conditions. The Company then includes a baseline credit loss percentage into the historical credit loss percentage for each aging category to reflect the potential impact of the current and economic conditions. Such a baseline calculation will be adjusted further if changes in the economic environment impacts the Company's expectation for future credit losses.

The following table sets forth the quarterly changes in the Company's allowance for doubtful accounts:

Allowance for doubtful accounts:	Balance at Beginning of Period	Provision for doubtful debts	Write-offs, net of recoveries and other	Balance at End of Period
First quarter ended July 5, 2020	$15,246	$96	$(2,113)	$13,229
Second quarter ended October 4, 2020	$13,229	$86	$2	$13,317

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (LIBOR) to an alternative reference rate such as Secured Overnight Financing Rate (SOFR). The Company’s agreements with respect to its borrowings already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR. The Company has adopted the standard and the adoption did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Issued But Not Adopted as of October 4, 2020

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

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the second quarter of fiscal 2021 and 2020 amounted to $74,327 and $61,282, respectively. Service revenues for the six months of fiscal 2021 and 2020 amounted to $143,085 and $122,000, respectively.

A small portion of the Company's customer arrangements obligate the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the second quarter of fiscal 2021 and 2020 amounted to $35,074 and $33,595, respectively. Revenues recognized over time for the six months of fiscal 2021 and 2020 amounted to $71,176 and $75,090, respectively.

On October 4, 2020, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $104,552, of which, the Company estimates that approximately $53,781 will be recognized as revenue in fiscal 2021, $36,990 in fiscal 2022, $12,388 in fiscal 2023, $1,359 in fiscal 2024 and $34 in fiscal 2025.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of October 4, 2020, the current and non-current portion of contract liabilities were $17,871 and $6,383, respectively. As of March 31, 2020, the current and non-current portion of contract liabilities were $17,342 and $8,356, respectively. Revenues recognized during the second quarter of fiscal 2021 and 2020 that were included in the contract liability at the beginning of the year, amounted to $4,175 and $3,690, respectively. Revenues recognized during the six months of fiscal 2021 and 2020 that were included in the contract liability at the beginning of the year, amounted to $7,641 and $8,157, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $49,769 and $39,048 as of October 4, 2020 and March 31, 2020, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At October 4, 2020, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,267 and refund liability representing amounts estimated to be refunded to customers was $7,034.

3. Leases

The Company leases manufacturing facilities, distribution centers, office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 17 years.

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized as incurred.

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of October 4, 2020	As of March 31, 2020
Operating Leases:
Right-of-use assets	Other assets	$67,072	$70,045
Operating lease current liabilities	Accrued expenses	21,511	21,128
Operating lease non-current liabilities	Other liabilities	47,787	51,215
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$574	$540
Finance lease current liabilities	Accrued expenses	193	162
Finance lease non-current liabilities	Other liabilities	415	407

The components of lease expense for the second quarter and six months ended October 4, 2020 and September 29, 2019 were as follows:

		Quarter ended		Six months ended
	Classification	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Operating Leases:
Operating lease cost	Operating expenses	$6,745	$7,260	$13,681	$14,555
Variable lease cost	Operating expenses	1,613	2,122	3,732	3,828
Short term lease cost	Operating expenses	1,578	1,927	3,406	4,111
Finance Leases:
Depreciation	Operating expenses	$46	$138	$88	$281
Interest expense	Interest expense	7	10	14	22
Total		$9,989	$11,457	$20,921	$22,797

The following table presents the weighted average lease term and discount rates for leases as of October 4, 2020:

Operating Leases:
Weighted average remaining lease term	6 years
Weighted average discount rate	5.35%
Finance Leases:
Weighted average remaining lease term	3.3 years
Weighted average discount rate	4.95%

The following table presents future payments due under leases reconciled to lease liabilities as of October 4, 2020:

	Finance Leases	Operating Leases
Six months ended March 31, 2021	$109	$12,839
Year ended March 31,
2022	217	21,638
2023	174	14,669
2024	120	9,190
2025	25	5,828
Thereafter	14	16,654
Total undiscounted lease payments	659	80,818
Present value discount	51	11,520
Lease liability	$608	$69,298

The following table presents supplemental disclosures of cash flow information related to leases for the second quarter and six months ended October 4, 2020 and September 29, 2019:

	Quarter ended		Six months ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Operating cash flows from finance leases	$7	$10	$14	$22
Operating cash flows from operating leases	6,739	7,170	13,660	14,383
Financing cash flows from finance leases	45	138	86	281
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$87	$—	$87	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	955	2,318	7,132	4,946

4. Acquisition

NorthStar

In fiscal 2020, the Company completed the acquisition of N Holding, AB (“NorthStar”) for $77,777 in cash consideration and the assumption of $107,018 in debt, which was funded using existing cash and credit facilities. NorthStar, through its direct and indirect subsidiaries, manufactures and distributes thin plate pure lead (TPPL) batteries and battery enclosures. NorthStar has two large manufacturing facilities in Springfield, Missouri. The Company acquired tangible and intangible assets, including trademarks, technology, customer relationships and goodwill. Based on valuations performed, trademarks were valued at $6,000, technology at $19,000, customer relationships at $9,000, and goodwill was recorded at $76,784. As a result of the change in operating and reportable segments discussed in Note 17, goodwill associated with the acquisition of NorthStar has been allocated to the Energy Systems and Specialty segments on a relative fair value basis. The useful lives of technology were estimated at 10 years, customer relationships were estimated at 15 to 18 years and trademarks were estimated at 5 years. Goodwill deductible for tax purposes is $75,436.

During the second quarter of fiscal 2021, the Company finalized the measurement of all provisional amounts recognized in connection with the NorthStar business combination. The purchase accounting adjustments resulted in an increase to goodwill during the current quarter, by $2,996 as a result of finalizing income tax accounting.

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	October 4, 2020			March 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$148,000	$(957)	$147,043	$147,356	$(953)	$146,403
Finite-lived intangible assets:
Customer relationships	295,840	(76,274)	219,566	292,155	(64,855)	227,300
Non-compete	3,029	(2,824)	205	3,021	(2,817)	204
Technology	96,765	(25,027)	71,738	96,047	(20,349)	75,698
Trademarks	8,008	(2,562)	5,446	8,008	(1,928)	6,080
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$552,838	$(108,840)	$443,998	$547,783	$(92,098)	$455,685

The Company’s amortization expense related to finite-lived intangible assets was $8,187 and $16,742 for the second quarter and six months of fiscal 2021, compared to $7,309 and $14,625 for the second quarter and six months of fiscal 2020. The expected amortization expense based on the finite-lived intangible assets as of October 4, 2020, is $15,917 for the remainder of fiscal 2021, $32,420 in fiscal 2022, $31,122 in fiscal 2023, $27,725 in fiscal 2024 and $26,494 in fiscal 2025.

5. Inventories

Inventories, net consist of:

	October 4, 2020	March 31, 2020
Raw materials	$144,627	$141,906
Work-in-process	98,580	91,520
Finished goods	273,382	286,034
Total	$516,589	$519,460

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of October 4, 2020 and March 31, 2020, and the basis for that measurement:

	Total Fair Value Measurement October 4, 2020	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(3,229)	$—	$(3,229)	$—
Foreign currency forward contracts	(213)	—	(213)	—
Total derivatives	$(3,442)	$—	$(3,442)	$—

	Total Fair Value Measurement March 31, 2020	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(2,433)	$—	$(2,433)	$—
Foreign currency forward contracts	1	—	1	—
Total derivatives	$(2,432)	$—	$(2,432)	$—

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

In fiscal 2020, the Company issued its 4.375% Senior Notes due 2027 (the “2027 Notes”), with an original face value of $300,000. The Company's 5.00% Senior Notes due 2023 (the “2023 Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of the 2027 Notes and 2023 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 102% and 94% of face value on October 4, 2020 and March 31, 2020, respectively. The 2023 Notes were trading at approximately 103% and 97% of face value on October 4, 2020 and March 31, 2020, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at October 4, 2020 and March 31, 2020 were as follows:

	October 4, 2020		March 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$—	$—	$—	$—
Financial liabilities:
Senior Notes (2)	$600,000	$614,625	$600,000	$573,000
Derivatives (1)	3,442	3,442	2,432	2,432
(1)Represents lead and foreign currency forward contracts (see Note 7 for asset and liability positions of the lead and foreign currency forward contracts at October 4, 2020 and March 31, 2020).
(2)The fair value amount of the Senior Notes at October 4, 2020 and March 31, 2020 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At October 4, 2020 and March 31, 2020, the Company has hedged the price to purchase approximately 50.0 million pounds and 35.0 million pounds of lead, respectively, for a total purchase price of $43,228 and $30,078, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of October 4, 2020 and March 31, 2020, the Company had entered into a total of $23,726 and $34,008, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $2,640 of pretax loss relating to lead and foreign currency forward contracts will be reclassified from AOCI (“Accumulated Other Comprehensive Income”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of October 4, 2020 and March 31, 2020, the notional amount of these contracts was $26,769 and $42,232, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
October 4, 2020 and March 31, 2020

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	October 4, 2020	March 31, 2020	October 4, 2020	March 31, 2020
Prepaid and other current assets:
Foreign currency forward contracts	$—	$—	$—	$375
Total assets	$—	$—	$—	$375
Accrued expenses:
Lead forward contracts	$3,229	$2,433	$—	$—
Foreign currency forward contracts	114	374	99	—
Total liabilities	$3,343	$2,807	$99	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 4, 2020

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(2,219)	Cost of goods sold	$(4,854)
Foreign currency forward contracts	(454)	Cost of goods sold	257
Total	$(2,673)		$(4,597)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$260
Total		$260

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 29, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,526	Cost of goods sold	$(3,173)
Foreign currency forward contracts	62	Cost of goods sold	63
Total	$1,588		$(3,110)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(730)
Total		$(730)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 4, 2020

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,493)	Cost of goods sold	$(8,653)
Foreign currency forward contracts	(193)	Cost of goods sold	(26)
Total	$(3,686)		$(8,679)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$372
Total		$372

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 29, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(968)	Cost of goods sold	$(2,732)
Foreign currency forward contracts	165	Cost of goods sold	280
Total	$(803)		$(2,452)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(696)
Total		$(696)

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2021 and 2020 was based on the estimated effective tax rates applicable for the full years ending March 31, 2021 and March 31, 2020, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates, change in tax laws and the amount of the Company's consolidated earnings before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Company recorded a deferred tax asset of $22,500 during fiscal 2020 related to the amortizable goodwill. Based on further evaluation with the Swiss tax authority, the Company recorded an additional income tax benefit of $1,883 during the six months of fiscal 2021.

The consolidated effective income tax rates for the second quarter of fiscal 2021 and 2020 were 13.9% and (29.5)% and for the six months of fiscal 2021 and 2020 were 14.6% and (4.0)%, respectively. The rate increase in the second quarter and six months of fiscal 2021 compared to the comparable prior year quarter is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 73% for fiscal 2021 compared to 75% for fiscal 2020. The foreign effective tax rates for the six months of fiscal 2021 and 2020 were 10.6% and (2.4)%, respectively. The rate increase compared to the prior year period is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2021 and fiscal 2020 and is taxed at an effective income tax rate of approximately 8% and 6%, respectively.

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

	Quarter ended		Six months ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Balance at beginning of period	$59,771	$56,179	$63,525	$54,568
Current period provisions	7,683	6,475	14,657	13,994
Costs incurred	(8,662)	(7,227)	(19,972)	(13,175)
Foreign currency translation adjustment	1,520	(491)	2,102	(451)
Balance at end of period	$60,312	$54,936	$60,312	$54,936

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. With respect to the Belgian regulatory matter, during fiscal 2019, the Company paid $2,402 towards certain aspects related to this matter, which are under appeal. As of October 4, 2020 and March 31, 2020, the Company did not have a reserve balance related to these matters.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,060 as of October 4, 2020 and March 31, 2020. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 7 - Derivative Financial Instruments for more details.

11. Restructuring and other Exit Charges

Restructuring Plans

As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $5,500 remaining to be incurred by the end of fiscal 2021. Restructuring and exit charges for the second quarter and six months of fiscal 2021 by reportable segments are as follows:

	Quarter ended October 4, 2020
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$1,331	$172	$—	$1,503
Exit charges	—	1,509	107	1,616
Restructuring and other exit charges	$1,331	$1,681	$107	$3,119

	Six months ended October 4, 2020
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$1,843	$934	$129	$2,906
Exit charges	—	1,509	91	1,600
Restructuring and other exit charges	$1,843	$2,443	$220	$4,506

A roll-forward of the restructuring reserve is as follows:

Balance as of March 31, 2020	$3,325
Accrued	2,906
Costs incurred	(4,068)
Foreign currency impact	293
Balance as of October 4, 2020	$2,456

Exit Charges

During fiscal 2021, the Company committed to a plan to close its facility in Vijayawada, India to align with its strategic vision for the new line of business structure and footprint. The Company recorded exit charges of $1,509, primarily relating to asset write-offs.

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. Of the estimated total charges of $30,000 for all these actions, the Company had recorded charges amounting to $20,242 in fiscal 2019, relating to severance and inventory and fixed asset write-offs and an additional $5,123 relating to cash and non-cash charges during fiscal 2020. During the six months of fiscal 2021, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company continued to execute further actions which resulted in a non-material net impact from the cash and non-cash charges.

During the second quarter of fiscal 2020, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company also sold certain licenses and assets for $2,031 and recorded a net gain of $892, which were reported as other exit charges in our Specialty segment.

During the second quarter of fiscal 2020, the Company also wrote off $5,441 of assets at its Kentucky and Tennessee Motive Power plants, as a result of its strategic product mix shift from traditional flooded batteries to maintenance free lead acid and lithium batteries.

Richmond, Kentucky Plant Fire

In fiscal 2020, a fire broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility. The Company maintains insurance policies for both property damage and business interruption and are finishing cleanup and repair. The Company is nearing completion of the reconstruction of the facility and estimates that the total claim, including the replacement of inventory and equipment, the cleanup and repairs to the building, as well as the claim for business interruption is approximately $45,000.

In fiscal 2020, the Company recorded $17,037 of write-offs for damages caused to its fixed assets and inventories, as well as for cleanup, asset replacement and other ancillary activities directly associated with the fire and received $12,000 in advances related to its initial claims for recovery from its property and casualty insurance carriers.

During the six months of fiscal 2021, the Company recorded a further charge of $15,316 for cleanup and received $18,144 in advances from the insurance carriers. Accumulated charges relating to the fire through October 4, 2020 were $32,353 and advances received from the property and casualty insurance carriers were $30,144.

The Company also received $10,156 through October 4, 2020, of which $5,156 was recorded in the six months of fiscal 2021 and $5,000 in fiscal 2020, relating to a partial settlement of its claim for business interruption which was recorded as a reduction to cost of goods sold. The Company expects to receive $2,000 in its third quarter of fiscal 2021 which would complete the settlement of its business interruption claim.

12. Debt

The following summarizes the Company’s long-term debt as of October 4, 2020 and March 31, 2020:

	October 4, 2020		March 31, 2020
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$5,706	$600,000	$6,306
Amended Credit Facility, due 2022	446,665	1,751	513,224	2,187
	$1,046,665	$7,457	$1,113,224	$8,493
Less: Unamortized issuance costs	7,457		8,493
Long-term debt, net of unamortized issuance costs	$1,039,208		$1,104,731

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

As of October 4, 2020, the Company had $53,000 outstanding under the Amended 2017 Revolver and $393,665 under the Amended 2017 Term Loan.

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

The current portion of the Amended 2017 Term Loan of $44,990 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under the Amended Credit Facility.

Short-Term Debt

As of October 4, 2020 and March 31, 2020, the Company had $31,813 and $46,544, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 2% at October 4, 2020 and 3% at March 31, 2020.

Letters of Credit

As of October 4, 2020 and March 31, 2020, the Company had standby letters of credit of $7,720.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $518 and $374, respectively, for the quarters ended October 4, 2020 and September 29, 2019 and $1,036 and $752 for the six months ended October 4, 2020 and September 29, 2019. Debt issuance costs, net of accumulated amortization, totaled $7,457 and $8,493, respectively, at October 4, 2020 and March 31, 2020.

Available Lines of Credit

As of October 4, 2020 and March 31, 2020, the Company had available and undrawn, under all its lines of credit, $765,768 and $693,640, respectively, including $123,074 and $105,946, respectively, of uncommitted lines of credit as of October 4, 2020 and March 31, 2020.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Service cost	$—	$—	$252	$227
Interest cost	133	154	348	364
Expected return on plan assets	(66)	(114)	(474)	(518)
Amortization and deferral	132	51	259	245
Net periodic benefit cost	$199	$91	$385	$318

	United States Plans		International Plans
	Six months ended		Six months ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Service cost	$—	$—	$487	$462
Interest cost	265	308	675	740
Expected return on plan assets	(131)	(226)	(921)	(1,056)
Amortization and deferral	265	103	503	498
Net periodic benefit cost	$399	$185	$744	$644

14. Stock-Based Compensation

As of October 4, 2020, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $5,533 for the second quarter of fiscal 2021 and $4,994 for the second quarter of fiscal 2020. Stock-based compensation was $10,586 and $8,868 for the six months of fiscal 2021 and fiscal 2020, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During fiscal 2021, the Company granted to non-employee directors 38,171 restricted stock units, pursuant to the 2017 EIP. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During fiscal 2021, the Company granted to management and other key employees 295,068 non-qualified stock options that vest ratably over three years from the date of grant and 283,101 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during fiscal 2021 included the vesting of 199,499 restricted stock units, 65,096 TSRs and the exercise of 34,369 stock options.

As of October 4, 2020, there were 1,025,768 non-qualified stock options, 932,976 restricted stock units, 125,537 TSRs and 99,608 PSUs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the six months ended October 4, 2020:

Shares outstanding as of March 31, 2020	42,323,305
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	251,888
Shares outstanding as of October 4, 2020	42,575,193

Treasury Stock

During the six months ended October 4, 2020, the Company did not purchase any shares but purchased 581,140 shares for $34,561 during the six months ended September 29, 2019. At October 4, 2020 and March 31, 2020, the Company held 12,786,633 and 12,791,503 shares as treasury stock, respectively. During the six months ended October 4, 2020, the Company also issued 6,667 shares out of its treasury stock, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of October 4, 2020 and March 31, 2020, are as follows:

	March 31, 2020	Before Reclassifications	Amounts Reclassified from AOCI	October 4, 2020
Pension funded status adjustment	$(22,794)	$—	$596	$(22,198)
Net unrealized (loss) gain on derivative instruments	(5,923)	(2,812)	6,625	(2,110)
Foreign currency translation adjustment	(186,289)	60,828	—	(125,461)
Accumulated other comprehensive (loss) income	$(215,006)	$58,016	$7,221	$(149,769)

The following table presents reclassifications from AOCI during the second quarter ended October 4, 2020:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$4,597	Cost of goods sold
Tax benefit	(1,088)
Net unrealized loss on derivative instruments, net of tax	$3,509

Defined benefit pension costs:
Prior service costs and deferrals	$391	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(86)
Net periodic benefit cost, net of tax	$305

The following table presents reclassifications from AOCI during the six months ended October 4, 2020:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$8,679	Cost of goods sold
Tax benefit	(2,054)
Net unrealized loss on derivative instruments, net of tax	$6,625

Defined benefit pension costs:
Prior service costs and deferrals	$768	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(172)
Net periodic benefit cost, net of tax	$596

The following table presents reclassifications from AOCI during the second quarter ended September 29, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$3,110	Cost of goods sold
Tax benefit	(736)
Net unrealized loss on derivative instruments, net of tax	$2,374

Defined benefit pension costs:
Prior service costs and deferrals	$296	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(59)
Net periodic benefit cost, net of tax	$237

The following table presents reclassifications from AOCI during the six months ended September 29, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$2,452	Cost of goods sold
Tax benefit	(580)
Net unrealized loss on derivative instruments, net of tax	$1,872

Defined benefit pension costs:
Prior service costs and deferrals	$601	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(127)
Net periodic benefit cost, net of tax	$474

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended October 4, 2020:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2020	$—	$551	$529,100	$(564,376)	$1,556,980	$(215,006)	$(6,724)	$1,300,525	$3,537	$1,304,062
Stock-based compensation	—	—	5,053	—	—	—	—	5,053	—	5,053
Exercise of stock options	—	2	479	—	—	—	—	481	—	481
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(3,135)	—	—	—	—	(3,135)	—	(3,135)
Other	—	—	(123)	299	—	—	—	176	—	176
Net earnings	—	—	—	—	35,183	—	—	35,183	—	35,183
Dividends ($0.175 per common share)	—	—	172	—	(7,600)	—	—	(7,428)	—	(7,428)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $86)	—	—	—	—	—	291	—	291	—	291
Net unrealized gain (loss) on derivative instruments (net of tax expense of $726)	—	—	—	—	—	2,343	—	2,343	—	2,343
Foreign currency translation adjustment	—	—	—	—	—	28,139	—	28,139	8	28,147
Balance at July 5, 2020	$—	$553	$531,546	$(564,077)	$1,584,563	$(184,233)	$(6,724)	$1,361,628	$3,545	$1,365,173
Stock-based compensation	—	—	5,533	—	—	—	—	5,533	—	5,533
Exercise of stock options	—	1	1,284	—	—	—	—	1,285	—	1,285
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(1,467)	—	—	—	—	(1,467)	—	(1,467)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,451	1,451	—	1,451
Other	—	—	(7)	224	—	—	—	217	—	217
Net earnings	—	—	—	—	35,731	—	—	35,731	—	35,731
Dividends ($0.175 per common share)	—	—	203	—	(7,654)	—	—	(7,451)	—	(7,451)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $86)	—	—	—	—	—	305	—	305	—	305
Net unrealized gain (loss) on derivative instruments (net of tax expense of $454)	—	—	—	—	—	1,470	—	1,470	—	1,470
Foreign currency translation adjustment	—	—	—	—	—	32,689	—	32,689	144	32,833
Balance at October 4, 2020	$—	$554	$537,092	$(563,853)	$1,612,640	$(149,769)	$(5,273)	$1,431,391	$3,689	$1,435,080

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended September 29, 2019:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2019	$—	$548	$512,696	$(530,760)	$1,450,325	$(142,682)	$(7,840)	$1,282,287	$3,730	$1,286,017
Stock-based compensation	—	—	3,874	—	—	—	—	3,874	—	3,874
Exercise of stock options	—	3	35	—	—	—	—	38	—	38
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(6,081)	—	—	—	—	(6,081)	—	(6,081)
Purchase of common stock	—	—	—	(23,029)	—	—	—	(23,029)	—	(23,029)
Other	—	—	(80)	—	—	—	—	(80)	—	(80)
Net earnings	—	—	—	—	48,636	—	—	48,636	—	48,636
Dividends ($0.175 per common share)	—	—	133	—	(7,632)	—	—	(7,499)	—	(7,499)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $68)	—	—	—	—	—	237	—	237	—	237
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $720)	—	—	—	—	—	(2,329)	—	(2,329)	—	(2,329)
Foreign currency translation adjustment	—	—	—	—	—	(3,128)	—	(3,128)	(83)	(3,211)
Balance at June 30, 2019	$—	$551	$510,577	$(553,789)	$1,491,329	$(147,902)	$(7,840)	$1,292,926	$3,647	$1,296,573
Stock-based compensation	—	—	4,994	—	—	—	—	4,994	—	4,994
Exercise of stock options	—	—	(13)	—	—	—	—	(13)	—	(13)
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(169)	—	—	—	—	(169)	—	(169)
Purchase of common stock	—	—	—	(11,532)	—	—	—	(11,532)	—	(11,532)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	2,002	2,002	—	2,002
Other	—	—	—	213	—	—	—	213	—	213
Net earnings	—	—	—	—	62,698	—	—	62,698	—	62,698
Dividends ($0.175 per common share)	—	—	209	—	(7,608)	—	—	(7,399)	—	(7,399)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $59)	—	—	—	—	—	237	—	237	—	237
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,112)	—	—	—	—	—	3,586	—	3,586	—	3,586
Foreign currency translation adjustment	—	—	—	—	—	(32,068)	—	(32,068)	(131)	(32,199)
Balance at September 29, 2019	$—	$551	$515,598	$(565,108)	$1,546,419	$(176,147)	$(5,838)	$1,315,475	$3,516	$1,318,991

16. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Net earnings attributable to EnerSys stockholders	$35,731	$62,698	$70,914	$111,334
Weighted-average number of common shares outstanding:
Basic	42,521,659	42,392,039	42,453,774	42,524,189
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	565,796	316,043	555,981	389,069
Diluted weighted-average number of common shares outstanding	43,087,455	42,708,082	43,009,755	42,913,258
Basic earnings per common share attributable to EnerSys stockholders	$0.84	$1.48	$1.67	$2.62
Diluted earnings per common share attributable to EnerSys stockholders	$0.83	$1.47	$1.65	$2.59
Anti-dilutive equity awards not included in diluted weighted-average common shares	149,616	1,005,326	267,940	831,068

17. Business Segments

Effective April 1, 2020, the Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis, rather than on geographic basis. As a result of this change, the Company re-evaluated the identification of its operating segments and reportable segments and identified the following as its three new operating segments, based on lines of business:

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

Summarized financial information related to the Company's reportable segments for the second quarter and six months ended October 4, 2020 and September 29, 2019, is shown below:

	Quarter ended		Six months ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Net sales by segment to unaffiliated customers
Energy Systems	$340,822	$342,925	$694,209	$696,818
Motive Power	263,738	335,315	526,572	679,702
Specialty	103,842	83,897	192,545	165,847
Total net sales	$708,402	$762,137	$1,413,326	$1,542,367
Operating earnings by segment
Energy Systems	$22,997	$20,457	$45,082	$44,044
Motive Power	24,149	34,531	51,425	71,629
Specialty	11,388	10,004	16,634	20,027
Restructuring charges - Energy Systems	(1,331)	(622)	(1,843)	(1,732)
Restructuring and other exit charges - Motive Power	(1,681)	(434)	(2,443)	(992)
Restructuring and other exit charges - Specialty	(107)	215	(220)	(489)
Fixed asset write-off relating to exit activities and other - Energy Systems	—	(50)	—	(50)
Fixed asset write-off relating to exit activities and other - Motive Power	—	(5,380)	—	(5,380)
Fixed asset write-off relating to exit activities - Specialty	—	(11)	—	(11)
Total operating earnings (1)	$55,415	$58,710	$108,635	$127,046

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

The following table presents the amount of goodwill that has been reassigned to each of the Company's reportable segments as of April 1, 2020, using the relative fair value approach, as well as any changes in the carrying amount of goodwill by segment during the six months of fiscal 2021:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2020	$263,150	$308,497	$92,289	$663,936
Measurement period adjustments	1,348	—	1,648	2,996
Foreign currency translation adjustment	8,334	11,076	2,706	22,116
Balance as of October 4, 2020	$272,832	$319,573	$96,643	$689,048

18. Subsequent Events

On November 10, 2020, the EnerSys’ Board of Directors approved a plan to substantially close its facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. EnerSys expects to incur a pre-tax charge of approximately $82,000 under this plan when completed, the majority of which is expected to be recorded by the end of fiscal 2021, of which $20,000 is expected to be a non-cash charge from inventory and equipment write-offs. Cash charges include severance, clean up and decommissioning related to the facility, contractual releases and legal expenses.

Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market as well as the near term decline in demand and increased uncertainty from the ongoing pandemic.

In connection with this restructuring plan, which is estimated to be substantially complete in fiscal 2022, EnerSys estimates that there will be a reduction of approximately 200 employees.

On November 10, 2020, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on December 31, 2020, to stockholders of record as of December 18, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys. EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in EnerSys’ filings with the Securities and Exchange Commission (“SEC”) and its reports to stockholders. Generally, the inclusion of the words “anticipate,” “believe,” “expect,” “future,” “intend,” “estimate,” “will,” “plans,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance and on information currently available to management, and are applicable only as of the dates of such statements.

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

In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Quarterly Report on Form 10-Q. EnerSys’ management uses the non-GAAP measures “primary working capital” and “primary working capital percentage” in its evaluation of cash flow and financial position performance. These disclosures have limitations as an analytical tool, should not be viewed as a substitute for cash flow determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information is helpful in understanding the Company’s ongoing operating results.

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

Economic Climate

The COVID-19 pandemic has weakened economic activity around the world. EnerSys’ lines of business have been affected by varying degrees. Our Motive Power business has been our most impacted segment as many industrial manufacturing plants around the world were closed or operated on reduced production levels. During our second fiscal quarter more countries relaxed pandemic restrictions which led to increased economic activity. Our recent order intake reflects this trend and has returned close to pre COVID-19 levels.

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

Within the Specialty business, the truck original equipment manufacturer (OEM) market is recovering from a normal business cycle decline while aftermarket retail and distribution continue to drive increased demand. Defense activity also remains steady.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As a result of the COVID-19 pandemic and a forecasted global economic recession, we anticipate that our commodity costs will be lower in the near future and foreign currency exposures may continue to fluctuate as they have in the past several years. Since the outbreak of COVID-19 in our fourth fiscal quarter of fiscal 2020, we experienced declining commodity costs in our first fiscal quarter followed by a partial price recovery during our second fiscal quarter.

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

Liquidity and Capital Resources

We believe that our financial position is strong and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $414 million of available cash and cash equivalents and available and undrawn credit lines of approximately $766 million at October 4, 2020, availability subject to Credit Agreement financial covenants.

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

Results of Operations

Net Sales

Net sales decreased $53.7 million or 7.1% in the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020. This decrease was the result of an 11% decrease in organic volume resulting from the pandemic and a 1% decrease in pricing, partially offset by a 4% increase from the NorthStar acquisition and a 1% increase in foreign currency translation impact.

Net sales decreased $129.0 million or 8.4% in the six months of fiscal 2021 as compared to the six months of fiscal 2020. This decrease was the result of an 11% decrease in organic volume resulting from the pandemic and a 1% decrease in pricing, partially offset by a 4% increase from the NorthStar acquisition.

Segment sales

	Quarter ended October 4, 2020		Quarter ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$340.8	48.1%	$342.9	45.0%	$(2.1)	(0.6)%
Motive Power	263.8	37.2	335.3	44.0	(71.5)	(21.3)
Specialty	103.8	14.7	83.9	11.0	19.9	23.8
Total net sales	$708.4	100.0%	$762.1	100.0%	$(53.7)	(7.1)%

	Six months ended October 4, 2020		Six months ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$694.2	49.1%	$696.7	45.2%	$(2.5)	(0.4)%
Motive Power	526.6	37.3	679.7	44.1	(153.1)	(22.5)
Specialty	192.5	13.6	165.9	10.7	26.6	16.1
Total net sales	$1,413.3	100.0%	$1,542.3	100.0%	$(129.0)	(8.4)%

Net sales of our Energy Systems segment in the second quarter of fiscal 2021 decreased $2.1 million or 0.6% compared to the second quarter of fiscal 2020. This decrease was due to a 5% decrease in organic volume and a 1% decrease in pricing, partially offset by a 4% increase from the NorthStar acquisition and a 1% increase in foreign currency translation impact. Demand from telecommunication and data center customers continued to remain strong in a work from home environment, offset by weakness in demand for power supplies from broadband customers. Net sales in the six months of fiscal 2021 decreased $2.5 million or 0.4% compared to the six months of fiscal 2020 primarily due to a 4% decrease in organic volume and a 1% decrease in pricing, offset by a 5% increase from the NorthStar acquisition.

Net sales of our Motive Power segment in the second quarter of fiscal 2021 decreased by $71.5 million or 21.3% compared to the second quarter of fiscal 2020. This decrease was primarily due to a 21% decrease in organic volume and a 1% decrease in pricing, partially offset by a 1% increase in foreign currency translation impact. COVID-19 restrictions and related economic slowdown impacted this segment more than our other lines of business. Net sales in the six months quarter of fiscal 2021 decreased by $153.1 million or 22.5% compared to the six months of fiscal 2020 primarily due to a 21% decrease in organic volume, a 1% decrease each in foreign currency translation impact and pricing.

Net sales of our Specialty segment in the second quarter of fiscal 2021 increased by $19.9 million or 23.8% compared to the second quarter of fiscal 2020. The increase was primarily due to a 17% increase from the NorthStar acquisition, a 9% increase in organic volume and a 1% increase in foreign currency translation impact, partially offset by a 3% decrease in pricing. Net sales in the six months quarter of fiscal 2021 increased by $26.6 million or 16.1% compared to the six months of fiscal 2020 primarily due to a 14% increase from the NorthStar acquisition and a 4% increase in organic volume, partially offset by a
2% decrease in pricing. Increased demand from new aftermarket customers in the automotive battery market generated the significant improvement in revenues in this segment.

Gross Profit

	Quarter ended October 4, 2020		Quarter ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$177.5	25.1%	$197.3	25.9%	$(19.8)	(10.0)%

	Six months ended October 4, 2020		Six months ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$352.5	24.9%	$398.8	25.9%	$(46.3)	(11.6)%

Gross profit decreased $19.8 million or 10.0% in the second quarter and decreased $46.3 million or 11.6% in the six months of fiscal 2021 compared to the comparable periods of fiscal 2020. Gross profit, as a percentage of net sales, decreased 80 basis points and 100 basis points in the second quarter and six months of fiscal 2021, respectively, compared to the second quarter and six months of fiscal 2020. This decrease in the gross profit margin reflects the impact of lower volumes on manufacturing efficiencies leading to unfavorable manufacturing variances.

Operating Items

	Quarter ended October 4, 2020		Quarter ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$119.0	16.8%	$132.3	17.4%	$(13.3)	(10.1)%
Restructuring and other exit charges	$3.1	0.5%	$6.3	0.8%	$(3.2)	(50.4)%

	Six months ended October 4, 2020		Six months ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$239.4	16.9%	$263.1	17.1%	$(23.7)	(9.0)%
Restructuring and other exit charges	$4.5	0.3%	$8.7	0.6%	$(4.2)	(47.9)%

Operating expenses, as a percentage of sales, decreased 60 basis points and 20 basis points in the second quarter and six months of fiscal 2021, respectively, compared to the comparable periods of fiscal 2020. We continued to focus on certain austerity measures that were initiated during the aftermath of the COVID-19 outbreak in the first quarter of fiscal 2021. We also benefited from limited travel and other selling expenses, due to the restrictions brought about by COVID-19, allowing us to align our operating expenses with sales volume.

Selling expenses, our main component of operating expenses, were 42.2% and 42.5% of total operating expenses in the second quarter and six months of fiscal 2021, respectively, compared to 44.3% and 44.7% of total operating expenses in the second quarter and six months of fiscal 2020, respectively.

Restructuring and Other Exit Charges

Included in our second quarter of fiscal 2021 operating results are restructuring charges of $1.3 million in Energy Systems, primarily relating to Alpha and $0.2 million in Motive Power. During the second quarter of fiscal 2021, we also committed to a plan to close our facility in Vijayawada, India to align with the strategic vision for our new line of business structure and footprint. We recorded exit charges of $1.5 million primarily relating to asset write-offs.

Included in our second quarter of fiscal 2020 operating results were restructuring charges of $0.6 million in Energy Systems and $0.4 million in Motive Power, related to improving operational efficiencies in the respective lines of business. Also included in the second quarter of fiscal 2020 operating results were non-cash exit charges of $0.7 million in the Specialty segment relating to the closure of our facility in Targovishte, Bulgaria.

In keeping with our strategy of exiting the manufacture of batteries for diesel-electric submarines, during the second quarter of fiscal 2020, we sold certain licenses and assets for $2.0 million and recorded a net gain of $0.9 million, which was reported as other exit charges in our Specialty segment.

During the second quarter of fiscal 2020, we also wrote off $5.5 million of assets at our Kentucky and Tennessee Motive Power plants, as a result of our strategic product mix shift from traditional flooded batteries to maintenance free lead acid and lithium batteries.

Richmond, Kentucky Plant Fire

In fiscal 2020, a fire broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility. The Company maintains insurance policies for both property damage and business interruption and are finishing cleanup and repair. The Company is nearing completion of the reconstruction of the facility and estimates that the total claim, including the replacement of inventory and equipment, the cleanup and repairs to the building, as well as the claim for business interruption is approximately $45 million.

In fiscal 2020, the Company recorded $17.0 million of write-offs for damages caused to its fixed assets and inventories, as well as for cleanup, asset replacement and other ancillary activities directly associated with the fire and received $12.0 million in advances related to its initial claims for recovery from its property and casualty insurance carriers.

During the six months of fiscal 2021, the Company recorded a further charge of $15.3 million for cleanup and received $18.1 million in advances from the insurance carriers. Accumulated charges relating to the fire through October 4, 2020 were $32.3 million and advances received from the property and casualty insurance carriers were $30.1 million.

The Company also received $10.2 million through October 4, 2020, of which $5.2 million was recorded in the six months of fiscal 2021 and $5.0 million in fiscal 2020, relating to a partial settlement of its claim for business interruption which was recorded as a reduction to cost of goods sold. We expect to receive an additional $2.0 million in our third fiscal quarter of fiscal 2021, which would complete the settlement of our business interruption claim.

Operating Earnings

	Quarter ended October 4, 2020		Quarter ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$22.8	6.7%	$20.4	6.0%	$2.4	12.4%
Motive Power	24.2	9.2	34.6	10.3	(10.4)	(30.1)
Specialty	11.5	11.0	10.0	11.9	1.5	13.8
Subtotal	58.5	8.3	65.0	8.5	(6.5)	(9.9)
Restructuring charges - Energy Systems	(1.3)	(0.4)	(0.6)	(0.2)	(0.7)	NM
Restructuring and other exit charges - Motive Power	(1.7)	(0.6)	(0.4)	(0.1)	(1.3)	NM
Restructuring and other exit charges - Specialty	(0.1)	(0.1)	0.2	0.3	(0.3)	NM
Fixed asset write-off relating to exit activities and other - Motive Power	—	—	(5.4)	(1.6)	5.4	NM
Fixed asset write-off relating to exit activities and other - Energy Systems	—	—	(0.1)	—	0.1	NM
Total operating earnings	$55.4	7.8%	$58.7	7.7%	$(3.3)	(5.6)%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

	Six months ended October 4, 2020		Six months ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$44.8	6.5%	$44.0	6.3%	$0.8	2.4%
Motive Power	51.5	9.8	71.7	10.5	(20.2)	(28.2)
Specialty	16.8	8.6	20.0	12.1	(3.2)	(16.9)
Subtotal	113.1	8.0	135.7	8.8	(22.6)	(16.6)
Restructuring charges - Energy Systems	(1.8)	(0.3)	(1.7)	(0.2)	(0.1)	6.4
Restructuring and other exit charges - Motive Power	(2.5)	(0.5)	(1.0)	(0.1)	(1.5)	NM
Restructuring and other exit charges - Specialty	(0.2)	(0.1)	(0.5)	(0.3)	0.3	(55.0)
Fixed asset write-off relating to exit activities and other - Motive Power	—	—	(5.4)	(0.8)	5.4	NM
Fixed asset write-off relating to exit activities and other - Energy Systems		—	(0.1)	—	0.1	NM
Total operating earnings	$108.6	7.7%	$127.0	8.2%	$(18.4)	(14.5)%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $3.3 million or 5.6% and decreased $18.4 or 14.5% in the second quarter and six months of fiscal 2021, respectively, compared to the second quarter and six months of fiscal 2020. Operating earnings, as a percentage of net sales, increased 10 basis points and decreased 50 basis points in the second quarter and six months of fiscal 2021, respectively, compared to the second quarter and six months of fiscal 2020. The relatively flat performance in the current quarter and decline in the six months is primarily due to declines in organic volume, particularly in our Motive Power segment, as explained earlier.

The Energy Systems operating earnings increased 70 basis points and 20 basis points in the second quarter and six months of fiscal 2021, respectively, compared to the second quarter and six months of fiscal 2020. Revenue remained comparable to the prior year as demand for power electronics, batteries and enclosures from telecom operators offset weakness in demand for power supplies from broadband customers. Efficiency declines in manufacturing costs were partially offset by lower commodity costs along with reductions in operating expenses.

The Motive Power operating earnings decreased 110 basis points and 70 basis points in the second quarter and six months of fiscal 2021, respectively, compared to the second quarter and six months of fiscal 2020. Manufacturing efficiency declines from lower volume were partially offset by significant cuts in operating expenses and the receipt of $5.2 million of the business interruption claim relating to the fire at our Richmond, Kentucky plant.

The Specialty operating earnings decreased 90 basis points and 350 basis points in the second quarter and six months of fiscal 2021, respectively, compared to the second quarter and six months of fiscal 2020. While increased demand from new aftermarket customers in the automotive battery market generated significant improvement in revenues, the unfavorable manufacturing variances arising from the NorthStar plants as they transition to EnerSys premium products continued to have a negative impact on the operating earnings.

Interest Expense

	Quarter ended October 4, 2020		Quarter ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$9.8	1.4%	$10.1	1.3%	$(0.3)	(2.7)%

	Six months ended October 4, 2020		Six months ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$20.0	1.4%	$21.0	1.4%	$(1.0)	(4.8)%

Interest expense of $9.8 million in the second quarter of fiscal 2021 (net of interest income of $0.5 million) was $0.3 million lower than the interest expense of $10.1 million in the second quarter of fiscal 2020 (net of interest income of $0.6 million).

Interest expense of $20.0 million in the six months of fiscal 2021 (net of interest income of $1.0 million) was $1.0 million lower than the interest expense of 21.0 million in the six months of fiscal 2020 (net of interest income of $1.1 million).

The decrease in interest expense in the second quarter and six months of fiscal 2021 is primarily due to lower average interest rates partially offset by higher average debt. Our average debt outstanding was $1,101.2 million and $1,130.3 million in the second quarter and six months of fiscal 2021, respectively, compared to $1,059.8 million in both the second quarter and six months of fiscal 2020.

Included in interest expense are non-cash charges for deferred financing fees of $0.5 million and $1.0 million in the second quarter and six months of fiscal 2021, respectively, compared to $0.4 million and $0.7 million, in the second quarter and six months of fiscal 2020.

Other (Income) Expense, Net

	Quarter ended October 4, 2020		Quarter ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$4.1	0.6%	$0.2	—%	$3.9	NM

	Six months ended October 4, 2020		Six months ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$5.5	0.4%	$(1.0)	(0.1)%	$6.5	NM
NM = not meaningful

Other (income) expense, net in the second quarter of fiscal 2021 was expense of $4.1 million compared to expense of $0.2 million in the second quarter of fiscal 2020. Other (income) expense, net in the six months of fiscal 2021 was expense of $5.5 million compared to income of $1.0 million in the six months of fiscal 2020. Foreign currency impact resulted in a loss of $3.5 million and a loss of $4.8 million in the second quarter and six months of fiscal 2021, respectively, compared to a foreign currency loss of $0.2 million and a gain of $1.1 million in the second quarter and six months of fiscal 2020, respectively.

Earnings Before Income Taxes

	Quarter ended October 4, 2020		Quarter ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$41.5	5.8%	$48.4	6.4%	$(6.9)	(14.3)%

	Six months ended October 4, 2020		Six months ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$83.1	5.9%	$107.0	6.9%	$(23.9)	(22.4)%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2021 decreased $6.9 million, or 14.3%, compared to the second quarter of fiscal 2020 and decreased $23.9 million, or 22.4%, in the six months of fiscal 2021, compared to the six months of fiscal 2020.
Income Tax Expense (Benefit)

	Quarter ended October 4, 2020		Quarter ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense (benefit)	$5.8	0.8%	$(14.3)	(1.8)%	$20.1	NM
Effective tax rate	13.9%		(29.5)%		43.4%

	Six months ended October 4, 2020		Six months ended September 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense (benefit)	$12.2	0.9%	$(4.3)	(0.3)%	$16.5	NM
Effective tax rate	14.6%		(4.0)%		18.6%
NM = not meaningful

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2021 and 2020 was based on the estimated effective tax rates applicable for the full years ending March 31, 2021 and March 31, 2020, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate, change in tax laws and the amount of our consolidated earnings before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. We recorded a deferred tax asset of $22.5 million during fiscal 2020 related to the amortizable goodwill. Based on further evaluation with the Swiss tax authority, we recorded an additional income tax benefit of $1.9 million during the six months of fiscal 2021.

The consolidated effective income tax rates for the second quarter of fiscal 2021 and 2020 were 13.9% and (29.5)%, respectively, and were 14.6% and (4.0)% for the six months of fiscal 2021 and 2020, respectively. The rate increase in the second quarter and six months of fiscal 2021 compared to the comparable prior year periods is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 73% for fiscal 2021 compared to 75% for fiscal 2020. The foreign effective income tax rates for the six months of fiscal 2021 and 2020 were 10.6% and (2.4)%, respectively. The rate increase compared to the prior year period is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2021 and fiscal 2020 and is taxed at an effective income tax rate of approximately 8% and 6%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

Liquidity and Capital Resources

Cash Flow Analysis

Operating activities provided cash of $217.3 million in the six months of fiscal 2021 compared to $105.1 million in the comparable period of fiscal 2020, with the increase in operating cash resulting primarily from a reduction of $78.1 million in our primary working capital, net of currency translation changes. Primary working capital is discussed in further detail below. In the six months of fiscal 2021, net earnings were $70.9 million, depreciation and amortization $47.1 million, stock-based compensation $10.6 million, non-cash charges relating to exit charges $1.8 million, deferred tax benefit of $1.8 million and non-cash interest of $1.0 million. Prepaid and other current assets provided a source of funds of $7.4 million, primarily from the receipt of $23.1 million towards the insurance receivable relating to the Richmond plant claim in fiscal 2020 and the receipt of a working capital adjustment claim of $2.0 million, relating to an acquisition made several years ago, partially offset by an increase in contract assets of $10.4 million and other prepaid expenses such as taxes and insurance of $7.3 million. Other assets decreased by $3.1 million. Accrued expenses provided a source of funds of $1.3 million primarily from payroll related accruals of $12.5 million, offset by payments of warranty of $4.2 million, freight, tariffs and other expenses of $7.0 million. Other liabilities decreased by $3.0 million primarily relating to income taxes.
In the six months of fiscal 2020, cash provided by operating activities of $105.1 million was primarily from net earnings of $111.3 million, depreciation and amortization of $41.1 million, non-cash charges relating to restructuring, exit and other charges of $10.0 million, stock-based compensation of $8.9 million, provision for doubtful debts of $3.2 million and non-cash interest of $0.8 million, partially offset by deferred taxes of $21.0 million resulting from the Swiss Tax Reform. Cash provided by earnings adjusted for non-cash items were partially offset by the increase in primary working capital of $6.9 million, net of currency translation changes. Accrued expenses decreased by $18.5 million primarily for payments of $7.3 million related to the German competition authority matter and $6.1 million paid to the seller in connection with the Alpha acquisition, for certain reimbursable pre-acquisition items. Prepaid and other current assets increased by $18.2 million, primarily due to contract assets of $8.0 million, $4.0 million receivable from the Seller (Alpha) and insurance receivable of $1.9 million relating to the Richmond plant claim. Other liabilities decreased by $10.0 million due to income taxes.

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $763.7 million (yielding a primary working capital percentage of 27.0%) at October 4, 2020, $833.5 million (yielding a primary working capital percentage of 26.7%) at March 31, 2020 and $815.3 million at September 29, 2019 (yielding a primary working capital percentage of 26.7%). The primary working capital percentage of 27.0% at October 4, 2020 is 30 basis points higher than that for March 31, 2020 and September 29, 2019. The large decrease in primary working capital dollars, compared to the prior year periods reflects the decrease in all the three components of primary working capital, mainly accounts receivable and accounts payable. Sales declined as a direct adverse impact from COVID-19. Lower inventories reflect the Company's lower order levels and concerted efforts to keep inventory levels down.

Primary working capital and primary working capital percentages at October 4, 2020, March 31, 2020 and September 29, 2019 are computed as follows:

($ in Millions)
Balance At (1)	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
October 4, 2020	$499.8	$516.6	$(252.7)	$763.7	$2,833.6	27.0%
March 31, 2020	595.9	519.5	(281.9)	833.5	3,127.2	26.7
September 29, 2019	585.1	507.1	(276.9)	815.3	3,048.5	26.7

(1) The Company acquired NorthStar on September 30, 2019, as disclosed in Note 4 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q. Therefore, the primary working capital and related calculations as of September 29, 2019 do not include NorthStar's primary working capital and its components. The inclusion of NorthStar's primary working capital did not have a material impact on the Company's consolidated primary working capital as of October 4, 2020 and March 31, 2020.

Investing activities used cash of $39.8 million in the six months of fiscal 2021 which primarily consisted of capital expenditures relating to plant improvements.

Investing activities used cash of $40.7 million in the six months of fiscal 2020 which primarily consisted of capital expenditures of $43.4 million, relating to plant improvements.

Financing activities used cash of $105.8 million in the six months of fiscal 2021. During the six months of fiscal 2021, we borrowed $45.0 million under the Amended 2017 Revolver and repaid $100.0 million of the Amended 2017 Revolver. Repayment on the Amended 2017 Term Loan was $16.8 million and net payments on short-term debt were $16.5 million. Payment of cash dividends to our stockholders were $14.9 million and payment of taxes related to net share settlement of equity awards were $4.6 million.

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
Currency translation had a positive impact of $15.6 million and a negative impact of $7.5 million on our cash balance in the six months of fiscal 2021 and the six months of fiscal 2020, respectively. In the six months of fiscal 2021, principal currencies in which we do business such as the Euro, Swiss franc, Polish zloty and British pound generally trended stronger versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $87.3 million to $414.2 million, in the six months of fiscal 2021 compared to an increase by $125.6 million to $424.8 million, in the comparable period of fiscal 2020.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2020 Annual Report for the year ended March 31, 2020. As of October 4, 2020, we had no significant changes to our contractual obligations table contained in our 2020 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at October 4, 2020 are $3.6 million (pre-tax). Those contracts that result in an asset position at October 4, 2020 are $0.2 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $4.8 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
October 4, 2020	$43.2	50.0	$0.86	9%
March 31, 2020	30.1	35.0	0.86	6
September 29, 2019	49.9	54.0	0.92	7

(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe approximately 71% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at October 4, 2020, lead purchased by October 4, 2020 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $13 million and $27 million, respectively, in the second quarter and six months of fiscal 2021.

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

At October 4, 2020 and September 29, 2019, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $3.3 million and $3.5 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective. We completed the NorthStar acquisition on September 30, 2019, and are in the process, but have not yet concluded our assessment of the effectiveness of our internal control over financial reporting including this recent acquisition. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include NorthStar. NorthStar accounted for 7.5% of total assets as of October 4, 2020 and 4.9% of net sales, in both the second quarter and six months ended October 4, 2020.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
July 6 – August 2, 2020	—	$—	—	$9,002,889
August 3 – August 30, 2020	24,224	73.62	—	9,002,889
August 31 – October 4, 2020	—	—	—	9,002,889
Total	24,224	$73.62	—

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.
(2) On November 8, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date which has a remaining authorization of $59.1 million as of October 4, 2020. The authorization is in addition to the existing stock repurchase programs.

Item 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith)..

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Michael J. Schmidtlein
Michael J. Schmidtlein
Chief Financial Officer
Date: November 11, 2020