Form 10-Q
period 2021-01-03
EnerSys
filed 2021-02-10
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2021

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
Common Stock outstanding at February 5, 2021: 42,686,988 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	January 3, 2021	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$488,651	$326,979
Accounts receivable, net of allowance for doubtful accounts: January 3, 2021 - $11,991; March 31, 2020 - $15,246	547,462	595,873
Inventories, net	515,469	519,460
Prepaid and other current assets	132,565	120,593
Total current assets	1,684,147	1,562,905
Property, plant, and equipment, net	507,858	480,014
Goodwill	707,171	663,936
Other intangible assets, net	438,998	455,685
Deferred taxes	60,844	55,803
Other assets	76,210	83,355
Total assets	$3,475,228	$3,301,698
Liabilities and Equity
Current liabilities:
Short-term debt	$40,268	$46,544
Accounts payable	269,019	281,873
Accrued expenses	296,345	271,902
Total current liabilities	605,632	600,319
Long-term debt, net of unamortized debt issuance costs	1,054,191	1,104,731
Deferred taxes	80,420	78,363
Other liabilities	203,571	214,223
Total liabilities	1,943,814	1,997,636
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at January 3, 2021 and at March 31, 2020	—	—
Common Stock, 0.01 par value per share, 135,000,000 shares authorized, 55,407,527 shares issued and 42,624,471 shares outstanding at January 3, 2021; 55,114,808 shares issued and 42,323,305 shares outstanding at March 31, 2020	554	551
Additional paid-in capital	546,385	529,100
Treasury stock at cost, 12,783,056 shares held as of January 3, 2021 and 12,791,503 shares held as of March 31, 2020	(563,662)	(564,376)
Retained earnings	1,643,583	1,556,980
Contra equity - indemnification receivable	(5,273)	(6,724)
Accumulated other comprehensive loss	(94,030)	(215,006)
Total EnerSys stockholders’ equity	1,527,557	1,300,525
Nonredeemable noncontrolling interests	3,857	3,537
Total equity	1,531,414	1,304,062
Total liabilities and equity	$3,475,228	$3,301,698
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	January 3, 2021	December 29, 2019
Net sales	$751,067	$763,698
Cost of goods sold	561,755	574,612
Inventory step up to fair value relating to acquisitions	—	3,845
Gross profit	189,312	185,241
Operating expenses	118,045	132,740
Restructuring and other exit charges	15,196	9,417
Operating earnings	56,071	43,084
Interest expense	9,351	11,089
Other (income) expense, net	2,861	(606)
Earnings before income taxes	43,859	32,601
Income tax expense	5,235	5,296
Net earnings attributable to EnerSys stockholders	$38,624	$27,305
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.91	$0.65
Diluted	$0.89	$0.64
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,599,834	42,286,641
Diluted	43,290,403	42,838,969
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine months ended
	January 3, 2021	December 29, 2019
Net sales	$2,164,393	$2,306,065
Cost of goods sold	1,622,544	1,718,150
Inventory adjustment relating to exit activities	—	3,845
Gross profit	541,849	584,070
Operating expenses	357,441	395,869
Restructuring and other exit charges	19,702	18,071
Operating earnings	164,706	170,130
Interest expense	29,345	32,084
Other (income) expense, net	8,433	(1,559)
Earnings before income taxes	126,928	139,605
Income tax expense	17,390	966
Net earnings	$109,538	$138,639
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.58	$3.27
Diluted	$2.54	$3.23
Dividends per common share	$0.525	$0.525
Weighted-average number of common shares outstanding:
Basic	42,502,460	42,445,006
Diluted	43,103,304	42,888,495
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Nine months ended
	January 3, 2021	December 29, 2019	January 3, 2021	December 29, 2019
Net earnings	$38,624	$27,305	$109,538	$138,639
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	2,718	(3,409)	6,531	(2,152)
Pension funded status adjustment, net of tax	269	220	865	694
Foreign currency translation adjustment	52,901	28,167	113,881	(7,243)
Total other comprehensive income (loss), net of tax	55,888	24,978	121,277	(8,701)
Total comprehensive income	94,512	52,283	230,815	129,938
Comprehensive gain (loss) attributable to noncontrolling interests	149	64	301	(150)
Comprehensive income attributable to EnerSys stockholders	$94,363	$52,219	$230,514	$130,088
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	January 3, 2021	December 29, 2019
Cash flows from operating activities
Net earnings	$109,538	$138,639
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	70,192	65,788
Write-off of assets relating to exit activities	7,292	10,024
Derivatives not designated in hedging relationships:
Net (gains) losses	(592)	517
Cash proceeds (settlements)	790	(599)
Provision for doubtful accounts	270	2,922
Deferred income taxes	(1,785)	(20,948)
Non-cash interest expense	1,554	1,160
Stock-based compensation	16,982	14,759
Gain on disposal of property, plant, and equipment	(4,007)	(112)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	71,077	58,779
Inventories	28,069	(24,888)
Prepaid and other current assets	15,047	(6,977)
Other assets	3,012	3,686
Accounts payable	(40,933)	(44,885)
Accrued expenses	9,839	(7,295)
Other liabilities	(14,246)	(14,738)
Net cash provided by operating activities	272,099	175,832

Cash flows from investing activities
Capital expenditures	(53,742)	(60,936)
Purchase of business	—	(176,548)
Insurance proceeds relating to property, plant and equipment	4,800	403
Proceeds from disposal of property, plant, and equipment	145	2,718
Net cash used in investing activities	(48,797)	(234,363)

Cash flows from financing activities
Net repayments on short-term debt	(9,367)	(17,632)
Proceeds from 2017 Revolver borrowings	90,000	326,700
Proceeds from 2027 Notes	—	300,000
Repayments of 2017 Revolver borrowings	(123,000)	(497,700)
Repayments of 2017 Term Loan	(28,194)	(11,276)
Debt issuance costs	—	(4,607)
Option proceeds	4,818	505
Payment of taxes related to net share settlement of equity awards	(4,959)	(6,281)
Purchase of treasury stock	—	(34,561)
Dividends paid to stockholders	(22,338)	(22,299)
Other	466	586
Net cash (used in) provided by financing activities	(92,574)	33,435
Effect of exchange rate changes on cash and cash equivalents	30,944	(1,606)
Net increase (decrease) in cash and cash equivalents	161,672	(26,702)
Cash and cash equivalents at beginning of period	326,979	299,212
Cash and cash equivalents at end of period	$488,651	$272,510
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and nine months ended January 3, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB, issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)”: Measurement of Credit Losses on Financial Instruments, which changes the recognition model for the impairment of financial instruments, including accounts receivable, loans and held-to-maturity debt securities, among others. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In contrast to previous guidance, which considers current information and events and utilizes a probable threshold, (an “incurred loss” model), ASU 2016–13 mandates an “expected loss” model. The expected loss model: (i) estimates the risk of loss even when risk is remote, (ii) estimates losses over the contractual life, (iii) considers past events, current conditions and reasonable supported forecasts and (iv) has no recognition threshold. The Company adopted the standard effective April 1, 2020 and the adoption did not have a material impact on the Company's operating results, financial position or cash flows. However, the adoption resulted in the modification of the Company's policies for accounts receivable.

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

The following table sets forth the quarterly changes in the Company's allowance for doubtful accounts:

Allowance for doubtful accounts:	Balance at Beginning of Period	Provision for doubtful debts	Write-offs, net of recoveries and other	Balance at End of Period
First quarter ended July 5, 2020	$15,246	$96	$(2,113)	$13,229
Second quarter ended October 4, 2020	13,229	86	2	13,317
Third quarter ended January 3, 2021	13,317	88	(1,414)	11,991

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

Accounting Pronouncements Issued But Not Adopted as of January 3, 2021

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

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the third quarter of fiscal 2021 and 2020 amounted to $73,581 and $78,907, respectively. Service revenues for the nine months of fiscal 2021 and 2020 amounted to $216,666 and $200,907, respectively.

A small portion of the Company's customer arrangements obligate the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the third quarter of fiscal 2021 and 2020 amounted to $37,975 and $35,306, respectively. Revenues recognized over time for the nine months of fiscal 2021 and 2020 amounted to $109,152 and $110,396, respectively.

On January 3, 2021, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $118,776, of which, the Company estimates that approximately $54,082 will be recognized as revenue in fiscal 2021, $50,893 in fiscal 2022, $12,388 in fiscal 2023, $1,359 in fiscal 2024 and $54 in fiscal 2025.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of January 3, 2021, the current and non-current portion of contract liabilities were $19,445 and $4,122, respectively. As of March 31, 2020, the current and non-current portion of contract liabilities were $17,342 and $8,356, respectively. Revenues recognized during the third quarter of fiscal 2021 and 2020 that were included in the contract liability at the beginning of the quarter, amounted to $6,785 and $5,494, respectively. Revenues recognized during the nine months of fiscal 2021 and 2020 that were included in the contract liability at the beginning of the year, amounted to $12,110 and $13,901, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $45,014 and $39,048 as of January 3, 2021 and March 31, 2020, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At January 3, 2021, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,273 and refund liability representing amounts estimated to be refunded to customers was $7,104.

3. Leases

The Company leases manufacturing facilities, distribution centers, office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 17 years.

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized as incurred.

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of January 3, 2021	As of March 31, 2020
Operating Leases:
Right-of-use assets	Other assets	$64,646	$70,045
Operating lease current liabilities	Accrued expenses	21,591	21,128
Operating lease non-current liabilities	Other liabilities	45,294	51,215
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$647	$540
Finance lease current liabilities	Accrued expenses	224	162
Finance lease non-current liabilities	Other liabilities	460	407

The components of lease expense for the third quarter and nine months ended January 3, 2021 and December 29, 2019 were as follows:

		Quarter ended		Nine months ended
	Classification	January 3, 2021	December 29, 2019	January 3, 2021	December 29, 2019
Operating Leases:
Operating lease cost	Operating expenses	$6,635	$7,263	$20,316	$21,818
Variable lease cost	Operating expenses	1,797	2,130	5,529	5,958
Short term lease cost	Operating expenses	1,610	1,640	5,016	5,751
Finance Leases:
Depreciation	Operating expenses	$53	$138	$141	$419
Interest expense	Interest expense	8	8	22	30
Total		$10,103	$11,179	$31,024	$33,976

The following table presents the weighted average lease term and discount rates for leases as of January 3, 2021:

Operating Leases:
Weighted average remaining lease term	6 years
Weighted average discount rate	5.35%
Finance Leases:
Weighted average remaining lease term	3.3 years
Weighted average discount rate	4.88%

The following table presents future payments due under leases reconciled to lease liabilities as of January 3, 2021:

	Finance Leases	Operating Leases
Three months ended March 31, 2021	$63	$6,653
Year ended March 31,
2022	251	22,828
2023	203	15,556
2024	147	9,876
2025	48	6,212
Thereafter	28	17,234
Total undiscounted lease payments	740	78,359
Present value discount	56	11,474
Lease liability	$684	$66,885

The following table presents supplemental disclosures of cash flow information related to leases for the third quarter and nine months ended January 3, 2021 and December 29, 2019:

	Quarter ended		Nine months ended
	January 3, 2021	December 29, 2019	January 3, 2021	December 29, 2019
Operating cash flows from finance leases	$8	$8	$22	$30
Operating cash flows from operating leases	6,710	7,176	20,370	21,559
Financing cash flows from finance leases	52	140	138	421
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$98	$—	$185	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	2,181	2,876	9,313	7,822

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

During the second quarter of fiscal 2021, the Company finalized the measurement of all provisional amounts recognized in connection with the NorthStar business combination. The purchase accounting adjustments resulted in an increase to goodwill by $2,996 as a result of finalizing income tax accounting.

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	January 3, 2021			March 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$148,575	$(957)	$147,618	$147,356	$(953)	$146,403
Finite-lived intangible assets:
Customer relationships	298,304	(81,894)	216,410	292,155	(64,855)	227,300
Non-compete	2,825	(2,825)	—	3,021	(2,817)	204
Technology	97,264	(27,332)	69,932	96,047	(20,349)	75,698
Trademarks	8,008	(2,970)	5,038	8,008	(1,928)	6,080
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$556,172	$(117,174)	$438,998	$547,783	$(92,098)	$455,685

The Company’s amortization expense related to finite-lived intangible assets was $8,334 and $25,076 for the third quarter and nine months of fiscal 2021, compared to $9,843 and $24,468 for the third quarter and nine months of fiscal 2020. The expected amortization expense based on the finite-lived intangible assets as of January 3, 2021, is $7,583 for the remainder of fiscal 2021, $32,420 in fiscal 2022, $31,122 in fiscal 2023, $27,725 in fiscal 2024 and $26,494 in fiscal 2025.

5. Inventories

Inventories, net consist of:

	January 3, 2021	March 31, 2020
Raw materials	$145,998	$141,906
Work-in-process	100,910	91,520
Finished goods	268,561	286,034
Total	$515,469	$519,460

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of January 3, 2021 and March 31, 2020, and the basis for that measurement:

	Total Fair Value Measurement January 3, 2021	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$1,008	$—	$1,008	$—
Foreign currency forward contracts	(224)	—	(224)	—
Total derivatives	$784	$—	$784	$—

	Total Fair Value Measurement March 31, 2020	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(2,433)	$—	$(2,433)	$—
Foreign currency forward contracts	1	—	1	—
Total derivatives	$(2,432)	$—	$(2,432)	$—

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

In fiscal 2020, the Company issued its 4.375% Senior Notes due 2027 (the “2027 Notes”), with an original face value of $300,000. The Company's 5.00% Senior Notes due 2023 (the “2023 Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of the 2027 Notes and 2023 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 106% and 94% of face value on January 3, 2021 and March 31, 2020, respectively. The 2023 Notes were trading at approximately 105% and 97% of face value on January 3, 2021 and March 31, 2020, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at January 3, 2021 and March 31, 2020 were as follows:

	January 3, 2021		March 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$784	$784	$—	$—
Financial liabilities:
Senior Notes (2)	$600,000	$631,125	$600,000	$573,000
Derivatives (1)	—	—	2,432	2,432
(1)Represents lead and foreign currency forward contracts (see Note 7 for asset and liability positions of the lead and foreign currency forward contracts at January 3, 2021 and March 31, 2020).
(2)The fair value amount of the Senior Notes at January 3, 2021 and March 31, 2020 represent the trading value of the instruments.

Non-recurring fair value measurements

On November 11, 2020, the Company committed to a plan to substantially close its facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. As a result, the Company concluded that the carrying value of the asset group is not recoverable and recorded a write-off of $3,975 of the fixed assets to their estimated fair value of $14,456, which was recognized in the current quarter of fiscal 2021. The valuation technique used to measure the fair value of fixed assets was a combination of the income and market approaches. The inputs used to measure the fair value of these fixed assets under the income approach were largely unobservable and accordingly were classified as Level 3.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At January 3, 2021 and March 31, 2020, the Company has hedged the price to purchase approximately 50.0 million pounds and 35.0 million pounds of lead, respectively, for a total purchase price of $44,061 and $30,078, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of January 3, 2021 and March 31, 2020, the Company had entered into a total of $27,838 and $34,008, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $921 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from AOCI (“Accumulated Other Comprehensive Income”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of January 3, 2021 and March 31, 2020, the notional amount of these contracts was $27,543 and $42,232, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
January 3, 2021 and March 31, 2020

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	January 3, 2021	March 31, 2020	January 3, 2021	March 31, 2020
Prepaid and other current assets:
Lead forward contracts	$1,008	$—	$—	$—
Foreign currency forward contracts	—	—	176	375
Total assets	$1,008	$—	$176	$375
Accrued expenses:
Lead forward contracts	$—	$2,433	$—	$—
Foreign currency forward contracts	400	374	—	—
Total liabilities	$400	$2,807	$—	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended January 3, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$4,843	Cost of goods sold	$998
Foreign currency forward contracts	(618)	Cost of goods sold	(336)
Total	$4,225		$662

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$220
Total		$220

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 29, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,199)	Cost of goods sold	$1,034
Foreign currency forward contracts	305	Cost of goods sold	536
Total	$(2,894)		$1,570

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$179
Total		$179

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended January 3, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,350	Cost of goods sold	$(7,655)
Foreign currency forward contracts	(811)	Cost of goods sold	(362)
Total	$539		$(8,017)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$592
Total		$592

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 29, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(4,167)	Cost of goods sold	$(1,698)
Foreign currency forward contracts	470	Cost of goods sold	816
Total	$(3,697)		$(882)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(517)
Total		$(517)

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2021 and 2020 was based on the estimated effective tax rates applicable for the full years ending March 31, 2021 and March 31, 2020, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates, change in tax laws and the amount of the Company's consolidated earnings before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Company recorded a deferred tax asset of $22,500 during fiscal 2020 related to the amortizable goodwill. Based on further evaluation with the Swiss tax authority, the Company recorded an additional income tax benefit of $1,883 during the nine months of fiscal 2021.

The consolidated effective income tax rates for the third quarter of fiscal 2021 and 2020 were 11.9% and 16.2% and for the nine months of fiscal 2021 and 2020 were 13.7% and 0.7%, respectively. The rate decrease in the third quarter of fiscal 2021 compared to the prior year quarter is primarily due to the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions. The rate increase for the nine months of fiscal 2021 compared to the comparable prior year period is primarily due to Swiss tax reform, partially offset by the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 67% for fiscal 2021 compared to 75% for fiscal 2020. The foreign effective tax rates for the nine months of fiscal 2021 and 2020 were 5.0% and (3.9)%, respectively. The rate increase compared to the prior year period is primarily due to Swiss tax reform, partially offset by the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2021 and fiscal 2020 and is taxed at an effective income tax rate of approximately 8% and 6%, respectively.

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

	Quarter ended		Nine months ended
	January 3, 2021	December 29, 2019	January 3, 2021	December 29, 2019
Balance at beginning of period	$60,312	$54,936	$63,525	$54,568
Current period provisions	6,175	7,234	20,832	21,228
Costs incurred	(6,741)	(7,764)	(26,713)	(20,939)
Warranty reserves of acquired business	—	4,967	—	4,967
Foreign currency translation adjustment	698	1,946	2,800	1,495
Balance at end of period	$60,444	$61,319	$60,444	$61,319

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. With respect to the Belgian regulatory matter, during fiscal 2019, the Company paid $2,402 towards certain aspects related to this matter, which are under appeal. As of January 3, 2021 and March 31, 2020, the Company did not have a reserve balance related to these matters.

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

The Company is responsible for certain cleanup obligations at the former Yuasa battery facility in Sumter, South Carolina, that predates its ownership of this facility. This manufacturing facility was closed in 2001 and the Company established a reserve for this facility, which was $1,060 as of January 3, 2021 and March 31, 2020. Based on current information, the Company’s management believes this reserve is adequate to satisfy the Company’s environmental liabilities at this facility. This facility is separate from the Company’s current metal fabrication facility in Sumter.

Lead and Foreign Currency Forward Contracts

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. Please refer to Note 7 - Derivative Financial Instruments for more details.

11. Restructuring and other Exit Charges

Restructuring Plans

As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $10,900 remaining to be incurred by the end of fiscal 2021, mainly related to new plans started in fiscal 2021. Restructuring and exit charges for the third quarter and nine months of fiscal 2021 by reportable segments are as follows:

	Quarter ended January 3, 2021
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$868	$2,665	$9	$3,542
Exit charges	—	11,683	(29)	11,654
Restructuring and other exit charges	$868	$14,348	$(20)	$15,196

	Nine months ended January 3, 2021
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$2,711	$3,599	$138	$6,448
Exit charges	—	13,192	62	13,254
Restructuring and other exit charges	$2,711	$16,791	$200	$19,702

A roll-forward of the restructuring reserve is as follows:

Balance as of March 31, 2020	$3,325
Accrued	6,448
Costs incurred	(5,270)
Foreign currency impact	413
Balance as of January 3, 2021	$4,916

Exit Charges

Fiscal 2021 Programs

Hagen, Germany

On November 10, 2020, the EnerSys’ Board of Directors approved a plan to substantially close its facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. The Company plans to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

The Company currently estimates that the total charges for these actions will amount to approximately $70,000, the majority of which are expected to be recorded by the end of calendar 2021. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $50,000 and non-cash charges from inventory and equipment write-offs are estimated to be $20,000. These actions will result in the reduction of approximately 200 employees.

During the current quarter, the Company recorded charges relating to severance of $6,168 and $5,515 primarily relating to fixed asset write-offs.

Vijayawada, India

During the second quarter of fiscal 2021, the Company committed to a plan to close its facility in Vijayawada, India to align with its strategic vision for the new line of business structure and footprint and recorded during the second quarter of fiscal 2021, exit charges of $1,509, primarily relating to asset write-offs.

Targovishte, Bulgaria

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. Of the estimated total charges of $30,000 for this plan, the Company had recorded charges amounting to $20,242 in fiscal 2019, relating to severance and inventory and fixed asset write-offs and an additional $5,123 relating to cash and non-cash charges during fiscal 2020. During the nine months of fiscal 2021, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company continued to execute further actions which resulted in a non-material net impact from the cash and non-cash charges.

Fiscal 2020 Programs

During fiscal 2020, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company also sold certain licenses and assets for $2,031 and recorded a net gain of $892, which were reported as other exit charges in our Specialty segment.

During fiscal 2020, the Company also wrote off $5,441 of assets at its Kentucky and Tennessee motive power plants, as a result of its strategic product mix shift from traditional flooded batteries to maintenance free lead acid and lithium batteries.

Richmond, Kentucky Plant Fire

During the current quarter, the Company settled its claims with its insurance carrier relating to the fire that broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility in fiscal 2020. The total claims, for both property and business interruption, were $46,114, of which $40,564 was received through January 3, 2021. The balance of $3,206 relating to the property claim and $2,344 relating to business interruption was received on January 4, 2021.

The final settlement of insurance recoveries and finalization of costs related to the replacement of property, plant and equipment, resulted in a net gain of $4,397, which was recorded in the current quarter to operating expenses in the Consolidated Condensed Income Statement.

The details of charges and recoveries for fiscal 2021 and fiscal 2020 are as follows:

In fiscal 2020, the Company recorded as receivable, $17,037, consisting of write-offs for damages caused to its fixed assets and inventories, as well as for cleanup, asset replacement and other ancillary activities directly associated with the fire and received $12,000 related to its initial claims.

During the nine months of fiscal 2021, the Company recorded an additional $16,577 as receivable for cleanup and received $18,408 from the insurance carrier.

In addition to the property damage claim, the Company received $12,500 in business interruption claims, of which $5,000 was recorded in fiscal 2020 and $7,500 in the nine months of fiscal 2021, and was credited to cost of goods sold, in the respective periods.

12. Debt

The following summarizes the Company’s long-term debt as of January 3, 2021 and March 31, 2020:

	January 3, 2021		March 31, 2020
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$5,406	$600,000	$6,306
Amended Credit Facility, due 2022	461,130	1,533	513,224	2,187
	$1,061,130	$6,939	$1,113,224	$8,493
Less: Unamortized issuance costs	6,939		8,493
Long-term debt, net of unamortized issuance costs	$1,054,191		$1,104,731

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

As of January 3, 2021, the Company had $75,000 outstanding under the Amended 2017 Revolver and $386,130 under the Amended 2017 Term Loan.

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

The current portion of the Amended 2017 Term Loan of $45,427 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under the Amended Credit Facility.

Short-Term Debt

As of January 3, 2021 and March 31, 2020, the Company had $40,268 and $46,544, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 2% at January 3, 2021 and 3% at March 31, 2020.

Letters of Credit

As of January 3, 2021 and March 31, 2020, the Company had standby letters of credit of $7,720.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $518 and $409, respectively, for the quarters ended January 3, 2021 and December 29, 2019 and $1,554 and $1,160 for the nine months ended January 3, 2021 and December 29, 2019. Debt issuance costs, net of accumulated amortization, totaled $6,939 and $8,493, respectively, at January 3, 2021 and March 31, 2020.

Available Lines of Credit

As of January 3, 2021 and March 31, 2020, the Company had available and undrawn, under all its lines of credit, $737,890 and $693,640, respectively, including $117,196 and $105,946, respectively, of uncommitted lines of credit as of January 3, 2021 and March 31, 2020.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	January 3, 2021	December 29, 2019	January 3, 2021	December 29, 2019
Service cost	$—	$—	$252	$229
Interest cost	135	154	352	375
Expected return on plan assets	(73)	(110)	(480)	(542)
Amortization and deferral	92	38	263	253
Net periodic benefit cost	$154	$82	$387	$315

	United States Plans		International Plans
	Nine months ended		Nine months ended
	January 3, 2021	December 29, 2019	January 3, 2021	December 29, 2019
Service cost	$—	$—	$739	$691
Interest cost	400	462	1,027	1,115
Expected return on plan assets	(204)	(336)	(1,401)	(1,598)
Amortization and deferral	357	141	766	751
Net periodic benefit cost	$553	$267	$1,131	$959

14. Stock-Based Compensation

As of January 3, 2021, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $6,396 for the third quarter of fiscal 2021 and $5,891 for the third quarter of fiscal 2020. Stock-based compensation was $16,982 and $14,759 for the nine months of fiscal 2021 and fiscal 2020, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During fiscal 2021, the Company granted to non-employee directors 39,933 restricted stock units, pursuant to the 2017 EIP. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During fiscal 2021, the Company granted to management and other key employees 295,068 non-qualified stock options that vest ratably over three years from the date of grant and 283,101 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during fiscal 2021 included the vesting of 204,694 restricted stock units, 65,096 TSRs, the exercise of 83,499 stock options and the release of 29,420 non-employee director restricted stock units.

As of January 3, 2021, there were 972,121 non-qualified stock options, 932,523 restricted stock units including non-employee director restricted stock units, 127,052 TSRs and 99,497 PSUs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the nine months ended January 3, 2021:

Shares outstanding as of March 31, 2020	42,323,305
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	301,166
Shares outstanding as of January 3, 2021	42,624,471

Treasury Stock

During the nine months ended January 3, 2021, the Company did not purchase any shares but purchased 581,140 shares for $34,561 during the nine months ended December 29, 2019. At January 3, 2021 and March 31, 2020, the Company held 12,783,056 and 12,791,503 shares as treasury stock, respectively. During the nine months ended January 3, 2021, the Company also issued 10,244 shares out of its treasury stock, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of January 3, 2021 and March 31, 2020, are as follows:

	March 31, 2020	Before Reclassifications	Amounts Reclassified from AOCI	January 3, 2021
Pension funded status adjustment	$(22,794)	$—	$865	$(21,929)
Net unrealized (loss) gain on derivative instruments	(5,923)	411	6,120	608
Foreign currency translation adjustment	(186,289)	113,580	—	(72,709)
Accumulated other comprehensive (loss) income	$(215,006)	$113,991	$6,985	$(94,030)

The following table presents reclassifications from AOCI during the third quarter ended January 3, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(662)	Cost of goods sold
Tax expense	157
Net unrealized gain on derivative instruments, net of tax	$(505)

Defined benefit pension costs:
Prior service costs and deferrals	$355	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(86)
Net periodic benefit cost, net of tax	$269

The following table presents reclassifications from AOCI during the nine months ended January 3, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$8,017	Cost of goods sold
Tax benefit	(1,897)
Net unrealized loss on derivative instruments, net of tax	$6,120

Defined benefit pension costs:
Prior service costs and deferrals	$1,123	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(258)
Net periodic benefit cost, net of tax	$865

The following table presents reclassifications from AOCI during the third quarter ended December 29, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(1,570)	Cost of goods sold
Tax expense	372
Net unrealized gain on derivative instruments, net of tax	$(1,198)

Defined benefit pension costs:
Prior service costs and deferrals	$291	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(71)
Net periodic benefit cost, net of tax	$220

The following table presents reclassifications from AOCI during the nine months ended December 29, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$882	Cost of goods sold
Tax benefit	(208)
Net unrealized loss on derivative instruments, net of tax	$674

Defined benefit pension costs:
Prior service costs and deferrals	$892	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(198)
Net periodic benefit cost, net of tax	$694

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the third quarter and nine months ended January 3, 2021:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2020	$—	$551	$529,100	$(564,376)	$1,556,980	$(215,006)	$(6,724)	$1,300,525	$3,537	$1,304,062
Stock-based compensation	—	—	5,053	—	—	—	—	5,053	—	5,053
Exercise of stock options	—	2	479	—	—	—	—	481	—	481
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(3,135)	—	—	—	—	(3,135)	—	(3,135)
Other	—	—	(123)	299	—	—	—	176	—	176
Net earnings	—	—	—	—	35,183	—	—	35,183	—	35,183
Dividends ($0.175 per common share)	—	—	172	—	(7,600)	—	—	(7,428)	—	(7,428)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $86)	—	—	—	—	—	291	—	291	—	291
Net unrealized gain (loss) on derivative instruments (net of tax expense of $726)	—	—	—	—	—	2,343	—	2,343	—	2,343
Foreign currency translation adjustment	—	—	—	—	—	28,139	—	28,139	8	28,147
Balance at July 5, 2020	$—	$553	$531,546	$(564,077)	$1,584,563	$(184,233)	$(6,724)	$1,361,628	$3,545	$1,365,173
Stock-based compensation	—	—	5,533	—	—	—	—	5,533	—	5,533
Exercise of stock options	—	1	1,284	—	—	—	—	1,285	—	1,285
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(1,467)	—	—	—	—	(1,467)	—	(1,467)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,451	1,451	—	1,451
Other	—	—	(7)	224	—	—	—	217	—	217
Net earnings	—	—	—	—	35,731	—	—	35,731	—	35,731
Dividends ($0.175 per common share)	—	—	203	—	(7,654)	—	—	(7,451)	—	(7,451)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $86)	—	—	—	—	—	305	—	305	—	305
Net unrealized gain (loss) on derivative instruments (net of tax expense of $454)	—	—	—	—	—	1,470	—	1,470	—	1,470
Foreign currency translation adjustment	—	—	—	—	—	32,689	—	32,689	144	32,833
Balance at October 4, 2020	$—	$554	$537,092	$(563,853)	$1,612,640	$(149,769)	$(5,273)	$1,431,391	$3,689	$1,435,080
Stock-based compensation	—	—	6,396	—	—	—	—	6,396	—	6,396
Exercise of stock options	—	—	3,052	—	—	—	—	3,052	—	3,052
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(357)	—	—	—	—	(357)	—	(357)
Other	—	—	(1)	191	—	—	—	190	—	190
Net earnings	—	—	—	—	38,624	—	—	38,624	—	38,624
Dividends ($0.175 per common share)	—	—	203	—	(7,681)	—	—	(7,478)	19	(7,459)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $86)	—	—	—	—	—	269	—	269	—	269
Net unrealized gain (loss) on derivative instruments (net of tax expense of $845)	—	—	—	—	—	2,718	—	2,718	—	2,718
Foreign currency translation adjustment	—	—	—	—	—	52,752	—	52,752	149	52,901
Balance at January 3, 2021	$—	$554	$546,385	$(563,662)	$1,643,583	$(94,030)	$(5,273)	$1,527,557	$3,857	$1,531,414

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the third quarter and nine months ended December 29, 2019:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2019	$—	$548	$512,696	$(530,760)	$1,450,325	$(142,682)	$(7,840)	$1,282,287	$3,730	$1,286,017
Stock-based compensation	—	—	3,874	—	—	—	—	3,874	—	3,874
Exercise of stock options	—	3	35	—	—	—	—	38	—	38
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(6,081)	—	—	—	—	(6,081)	—	(6,081)
Purchase of common stock	—	—	—	(23,029)	—	—	—	(23,029)	—	(23,029)
Other	—	—	(80)	—	—	—	—	(80)	—	(80)
Net earnings	—	—	—	—	48,636	—	—	48,636	—	48,636
Dividends ($0.175 per common share)	—	—	133	—	(7,632)	—	—	(7,499)	—	(7,499)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $68)	—	—	—	—	—	237	—	237	—	237
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $720)	—	—	—	—	—	(2,329)	—	(2,329)	—	(2,329)
Foreign currency translation adjustment	—	—	—	—	—	(3,128)	—	(3,128)	(83)	(3,211)
Balance at June 30, 2019	$—	$551	$510,577	$(553,789)	$1,491,329	$(147,902)	$(7,840)	$1,292,926	$3,647	$1,296,573
Stock-based compensation	—	—	4,994	—	—	—	—	4,994	—	4,994
Exercise of stock options	—	—	(13)	—	—	—	—	(13)	—	(13)
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(169)	—	—	—	—	(169)	—	(169)
Purchase of common stock	—	—	—	(11,532)	—	—	—	(11,532)	—	(11,532)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	2,002	2,002	—	2,002
Other	—	—	—	213	—	—	—	213	—	213
Net earnings	—	—	—	—	62,698	—	—	62,698	—	62,698
Dividends ($0.175 per common share)	—	—	209	—	(7,608)	—	—	(7,399)	—	(7,399)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $59)	—	—	—	—	—	237	—	237	—	237
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,112)	—	—	—	—	—	3,586	—	3,586	—	3,586
Foreign currency translation adjustment	—	—	—	—	—	(32,068)	—	(32,068)	(131)	(32,199)
Balance at September 29, 2019	$—	$551	$515,598	$(565,108)	$1,546,419	$(176,147)	$(5,838)	$1,315,475	$3,516	$1,318,991
Stock-based compensation	—	—	5,891	—	—	—	—	5,891	—	5,891
Exercise of stock options	—	—	480	—	—	—	—	480	—	480
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(31)	—	—	—	—	(31)	—	(31)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	(769)	(769)	—	(769)
Other	—	—	—	231	—	—	—	231	—	231
Net earnings	—	—	—	—	27,305	—	—	27,305	—	27,305
Dividends ($0.175 per common share)	—	—	208	—	(7,609)	—	—	(7,401)	—	(7,401)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $71)	—	—	—	—	—	220	—	220	—	220
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,055)	—	—	—	—	—	(3,409)	—	(3,409)	—	(3,409)
Foreign currency translation adjustment	—	—	—	—	—	28,103	—	28,103	64	28,167
Balance at December 29, 2019	$—	$551	$522,146	$(564,877)	$1,566,115	$(151,233)	$(6,607)	$1,366,095	$3,580	$1,369,675

16. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Nine months ended
	January 3, 2021	December 29, 2019	January 3, 2021	December 29, 2019
Net earnings attributable to EnerSys stockholders	$38,624	$27,305	$109,538	$138,639
Weighted-average number of common shares outstanding:
Basic	42,599,834	42,286,641	42,502,460	42,445,006
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	690,569	552,328	600,844	443,489
Diluted weighted-average number of common shares outstanding	43,290,403	42,838,969	43,103,304	42,888,495
Basic earnings per common share attributable to EnerSys stockholders	$0.91	$0.65	$2.58	$3.27
Diluted earnings per common share attributable to EnerSys stockholders	$0.89	$0.64	$2.54	$3.23
Anti-dilutive equity awards not included in diluted weighted-average common shares	120,048	636,255	218,642	766,130

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

Summarized financial information related to the Company's reportable segments for the third quarter and nine months ended January 3, 2021 and December 29, 2019, is shown below:

	Quarter ended		Nine months ended
	January 3, 2021	December 29, 2019	January 3, 2021	December 29, 2019
Net sales by segment to unaffiliated customers
Energy Systems	$337,248	$345,507	$1,031,457	$1,042,325
Motive Power	304,373	315,517	830,945	995,219
Specialty	109,446	102,674	301,991	268,521
Total net sales	$751,067	$763,698	$2,164,393	$2,306,065
Operating earnings by segment
Energy Systems	$18,407	$16,293	$63,489	$60,337
Motive Power	40,270	30,894	91,695	102,523
Specialty	12,590	9,159	29,224	29,186
Inventory step up to fair value relating to acquisitions - Energy Systems	—	(1,636)	—	(1,636)
Inventory step up to fair value relating to acquisitions - Specialty	—	(2,209)	—	(2,209)
Restructuring charges - Energy Systems	(868)	(4,594)	(2,711)	(6,326)
Restructuring and other exit charges - Motive Power	(14,348)	(520)	(16,791)	(1,512)
Restructuring and other exit charges - Specialty	20	(4,303)	(200)	(4,792)
Fixed asset write-off relating to exit activities and other - Energy Systems	—	—	—	(50)
Fixed asset write-off relating to exit activities and other - Motive Power	—	—	—	(5,380)
Fixed asset write-off relating to exit activities - Specialty	—	—	—	(11)
Total operating earnings (1)	$56,071	$43,084	$164,706	$170,130

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

The following table presents the amount of goodwill that has been reassigned to each of the Company's reportable segments as of April 1, 2020, using the relative fair value approach, as well as any changes in the carrying amount of goodwill by segment during the nine months of fiscal 2021:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2020	$263,150	$308,497	$92,289	$663,936
Measurement period adjustments	1,348	—	1,648	2,996
Foreign currency translation adjustment	15,349	19,993	4,897	40,239
Balance as of January 3, 2021	$279,847	$328,490	$98,834	$707,171

18. Subsequent Events

On February 10, 2021, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on March 26, 2021, to stockholders of record as of March 12, 2021.

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

Economic Climate

The COVID-19 pandemic has weakened economic activity around the world. EnerSys’ lines of business have been affected by varying degrees. Our Motive Power business has been our most impacted segment as many industrial manufacturing plants around the world were closed or operated on reduced production levels. During our third fiscal quarter, COVID-19 infections increased which led to more employee absenteeism and impacted industrial manufacturing output. Despite this negative development, our recent order intake remains close to pre COVID-19 levels.

Our Energy Systems business has been less impacted as telecommunications and broadband operators either harden their networks to make them more robust or increase bandwidth to handle the higher demand for remote data usage caused by the work and school from home initiatives. Project completion schedule push-outs due to COVID related site access restrictions have negatively impacted some Energy Systems segments. Additionally, while the pandemic may have caused a delay in full scale deployment of 5G telecom networks, we are seeing a number of companies ramping up their 5G deployments and feel the pandemic has reinforced the need for 5G services.

Within the Specialty business, the truck original equipment manufacturer (OEM) market is recovering from a normal business cycle decline while aftermarket retail and distribution continue to drive increased demand. Defense activity also remains steady.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. Due to the current economic rebound in many of the markets in which we operate, we anticipate that our commodity costs will be flat to higher in the near future and foreign currency exposures may continue to fluctuate as they have in the past several years. Since the outbreak of COVID-19 in our fourth fiscal quarter of fiscal 2020, we experienced declining commodity costs in our first quarter of fiscal 2021, followed by a partial commodity price recovery during our second fiscal quarter and full commodity price recovery during our third fiscal quarter.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is currently subject to agreements that adjust pricing to a market-based index for lead. Selling prices rose for the most part of fiscal 2018 in response to increased lead and other commodity costs, peaked in the first quarter of fiscal 2019 and then declined sequentially in every quarter in fiscal 2019. In fiscal 2020, our selling prices continued to decline in response to declining commodity costs, including lead. In fiscal 2021, selling prices declined in the first half of the year due to lower commodity costs from COVID impact and remained flat in the current quarter.

Liquidity and Capital Resources

We believe that our financial position is strong and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $489 million of available cash and cash equivalents and available and undrawn credit lines of approximately $738 million at January 3, 2021, availability subject to Credit Agreement financial covenants.

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

Results of Operations

Net Sales

Net sales decreased $12.6 million or 1.7% in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020. This decrease was the result of a 3% decrease in organic volume resulting from the pandemic, partially offset by a 1% increase in foreign currency translation impact.

Net sales decreased $141.6 million or 6.1% in the nine months of fiscal 2021 as compared to the nine months of fiscal 2020. This decrease was the result of an 8% decrease in organic volume resulting from the pandemic and a 1% decrease in pricing, partially offset by a 3% increase from the NorthStar acquisition.

Segment sales

	Quarter ended January 3, 2021		Quarter ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$337.2	44.9%	$345.5	45.2%	$(8.3)	(2.4)%
Motive Power	304.4	40.5	315.5	41.3	(11.1)	(3.5)
Specialty	109.5	14.6	102.7	13.5	6.8	6.6
Total net sales	$751.1	100.0%	$763.7	100.0%	$(12.6)	(1.7)%

	Nine months ended January 3, 2021		Nine months ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$1,031.4	47.7%	$1,042.2	45.2%	$(10.8)	(1.0)%
Motive Power	831.0	38.4	995.2	43.2	(164.2)	(16.5)
Specialty	302.0	13.9	268.6	11.6	33.4	12.5
Total net sales	$2,164.4	100.0%	$2,306.0	100.0%	$(141.6)	(6.1)%

Net sales of our Energy Systems segment in the third quarter of fiscal 2021 decreased $8.3 million or 2.4% compared to the third quarter of fiscal 2020. This decrease was due to a 4% decrease in organic volume, partially offset by a 2% increase in foreign currency translation impact. Continued strong demand in telecommunication and data center products has offset lingering weakness in demand for power supplies from broadband customers. Net sales in the nine months of fiscal 2021 decreased $10.8 million or 1.0% compared to the nine months of fiscal 2020 primarily due to a 4% decrease in organic volume and a 1% decrease in pricing, partially offset by a 3% increase from the NorthStar acquisition and a 1% increase in foreign currency translation impact.

Net sales of our Motive Power segment in the third quarter of fiscal 2021 decreased by $11.1 million or 3.5% compared to the third quarter of fiscal 2020. This decrease was primarily due to a 5% decrease in organic volume, partially offset by a 1% increase in foreign currency translation impact. COVID-19 restrictions and related economic slowdown impacted this segment more than our other lines of business. Net sales in the nine months of fiscal 2021 decreased by $164.2 million or 16.5% compared to the nine months of fiscal 2020 primarily due to a 16% decrease in organic volume and a 1% decrease in pricing.

Net sales of our Specialty segment in the third quarter of fiscal 2021 increased by $6.8 million or 6.6% compared to the third quarter of fiscal 2020. The increase was primarily due to a 6% increase in organic volume and a 1% increase in foreign currency translation impact. Net sales in the nine months of fiscal 2021 increased by $33.4 million or 12.5% compared to the nine months of fiscal 2020 primarily due to a 9% increase from the NorthStar acquisition and a 5% increase in organic volume, partially offset by a 1% decrease in pricing. Demand from new aftermarket customers in the automotive battery market continues to drive significant improvement in revenues in this segment.

Gross Profit

	Quarter ended January 3, 2021		Quarter ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$189.3	25.2%	$185.3	24.3%	$4.0	2.2%

	Nine months ended January 3, 2021		Nine months ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$541.8	25.0%	$584.1	25.3%	$(42.3)	(7.2)%

Gross profit increased $4.0 million or 2.2% in the third quarter and decreased $42.3 million or 7.2% in the nine months of fiscal 2021 compared to the comparable periods of fiscal 2020. Gross profit, as a percentage of net sales, increased 90 basis points in the third quarter of fiscal 2021 compared to the third quarter fiscal 2020, but decreased 30 basis points in the nine months of fiscal 2021, compared to the nine months of fiscal 2020. The increase in the gross profit margin in the current quarter reflects the negative impact of the fire in our Richmond, KY facility in the prior year exceeding the negative impact of the pandemic in the current year. The current quarter also benefited from $2.3 million of insurance proceeds relating to the Richmond fire business interruption claim. The decrease in the gross profit margin in the nine months of fiscal 2021 compared to the prior year period reflects the impact of unfavorable manufacturing variances resulting from inefficiencies caused by pandemic related lower volumes, partially offset by $7.5 million of insurance proceeds relating to the Richmond fire business interruption claim.

Operating Items

	Quarter ended January 3, 2021		Quarter ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$118.0	15.7%	$132.8	17.4%	$(14.8)	(11.1)%
Restructuring and other exit charges	$15.2	2.0%	$9.4	1.3%	$5.8	61.4%

	Nine months ended January 3, 2021		Nine months ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$357.4	16.5%	$395.9	17.1%	$(38.5)	(9.7)%
Restructuring and other exit charges	$19.7	0.9%	$18.1	0.8%	$1.6	9.0%

Operating expenses, as a percentage of sales, decreased 170 basis points and 60 basis points in the third quarter and nine months of fiscal 2021, respectively, compared to the comparable periods of fiscal 2020. The decrease in the current quarter reflects a gain of $4.4 million relating to the Richmond fire claim settlement, discussed in greater detail below. We have benefited from limited travel and other reduced selling expenses. While some of these benefits are COVID-19 related, we believe our operating expenses have been reduced, the benefit of which, should continue once the economy improves.

Selling expenses, our main component of operating expenses, were 44.2% and 43.1% of total operating expenses in the third quarter and nine months of fiscal 2021, respectively, compared to 44.7% of total operating expenses in both the third quarter and nine months of fiscal 2020, respectively.

Restructuring and Other Exit Charges

Included in our third quarter of fiscal 2021 operating results are restructuring charges of $0.8 million in Energy Systems, primarily relating to our recent acquisitions and $2.7 million in Motive Power primarily relating to improving operational efficiency in Europe.

During the third quarter of fiscal 2021, we committed to a plan to substantially close our facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. We plan to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

We currently estimate that the total charges for these actions will amount to approximately $70.0 million, the majority of which are expected to be recorded by the end of calendar 2021. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $50.0 million and non-cash charges from inventory and equipment write-offs are estimated to be $20.0 million. These actions will result in the reduction of approximately 200 employees. During the current quarter, the Company recorded charges relating to severance of $6.2 million and $5.5 million primarily relating to fixed asset write-offs.

During the second quarter of fiscal 2021, we also committed to a plan to close our facility in Vijayawada, India to align with the strategic vision for our new line of business structure and footprint and recorded during the second quarter of fiscal 2021, exit charges of $1.5 million primarily relating to asset write-offs.

Included in our third quarter of fiscal 2020 operating results were restructuring charges of $4.6 million in Energy Systems and $0.5 million in Motive Power, related to improving operational efficiencies in the respective lines of business and $4.3 million in Specialty. The charges for Specialty included restructuring charges of $2.1 million related to the NorthStar acquisition and cash exit charges of $2.2 million relating to the closure of our facility in Targovishte, Bulgaria.

Richmond, Kentucky Plant Fire

During the current quarter, the Company settled its claims with its insurance carrier relating to the fire that broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility in fiscal 2020. The total claims, for both property and business interruption, were $46.1 million, of which $40.6 million was received through January 3, 2021. The balance of $3.2 million relating to the property claim and $2.3 million relating to business interruption was received on January 4, 2021. The final settlement of insurance recoveries and finalization of costs related to the replacement of property, plant and equipment, resulted in a net gain of $4.4 million, which was recorded in the current quarter to operating expenses in the Consolidated Condensed Income Statement included in this Quarterly Report on Form 10-Q.

The details of charges and recoveries for fiscal 2021 and fiscal 2020 are as follows:

In fiscal 2020, the Company recorded $17.0 million as receivable, consisting of write-offs for damages caused to its fixed assets and inventories, as well as for cleanup, asset replacement and other ancillary activities directly associated with the fire and received $12.0 million related to its initial claims.

During the nine months of fiscal 2021, the Company recorded an additional $16.6 million as receivable for cleanup and received $18.4 million from the insurance carrier.

In addition to the property damage claim, the Company received $12.5 million in business interruption claims, of which $5.0 million was recorded in fiscal 2020 and $7.5 million in the nine months of fiscal 2021, and was credited to cost of goods sold, in the respective periods.

Operating Earnings

	Quarter ended January 3, 2021		Quarter ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$18.5	5.5%	$16.3	4.7%	$2.2	13.0%
Motive Power	40.2	13.2	30.8	9.8	9.4	30.3
Specialty	12.6	11.5	9.2	8.9	3.4	37.5
Subtotal	71.3	9.5	56.3	7.4	15.0	26.5
Inventory step up to fair value relating to acquisitions - Energy Systems	—	—	(1.6)	(0.5)	1.6	NM
Inventory step up to fair value relating to acquisitions - Specialty	—	—	(2.2)	(2.2)	2.2	NM
Restructuring charges - Energy Systems	(0.8)	(0.3)	(4.6)	(1.3)	3.8	(81.1)
Restructuring and other exit charges - Motive Power	(14.4)	(4.7)	(0.5)	(0.2)	(13.9)	NM
Restructuring and other exit charges - Specialty	—	—	(4.3)	(4.2)	4.3	NM
Total operating earnings	$56.1	7.5%	$43.1	5.6%	$13.0	30.1%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

	Nine months ended January 3, 2021		Nine months ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$63.3	6.2%	$60.3	5.8%	$3.0	5.2%
Motive Power	91.7	11.0	102.5	10.3	(10.8)	(10.6)
Specialty	29.4	9.7	29.2	10.9	0.2	0.1
Subtotal	184.4	8.5	192.0	8.3	(7.6)	(4.0)
Inventory step up to fair value relating to acquisitions - Energy Systems	—	—	(1.6)	(0.2)	1.6	NM
Inventory step up to fair value relating to acquisitions - Specialty	—	—	(2.2)	(0.8)	2.2	NM
Restructuring charges - Energy Systems	(2.6)	(0.3)	(6.3)	(0.6)	3.7	(57.1)
Restructuring and other exit charges - Motive Power	(16.9)	(2.0)	(1.5)	(0.2)	(15.4)	NM
Restructuring and other exit charges - Specialty	(0.2)	(0.1)	(4.8)	(1.8)	4.6	(95.8)
Fixed asset write-off relating to exit activities and other - Motive Power	—	—	(5.4)	(0.5)	5.4	NM
Fixed asset write-off relating to exit activities and other - Energy Systems	—	—	(0.1)	—	0.1	NM
Total operating earnings	$164.7	7.6%	$170.1	7.4%	$(5.4)	(3.2)%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased $13.0 million or 30.1% and decreased $5.4 million or 3.2% in the third quarter and nine months of fiscal 2021, respectively, compared to the third quarter and nine months of fiscal 2020. Operating earnings, as a percentage of net sales, increased 190 basis points and 20 basis points in the third quarter and nine months of fiscal 2021, respectively, compared to the third quarter and nine months of fiscal 2020.

The Energy Systems operating earnings increased 80 basis points and 40 basis points in the third quarter and nine months of fiscal 2021, respectively, compared to the third quarter and nine months of fiscal 2020. Revenue was comparable to the prior year as demand for power electronics, batteries and enclosures from telecom operators offset weakness in demand for power supplies from broadband customers. Efficiency declines in manufacturing costs were partially offset by lower commodity costs along with reductions in operating expenses.

The Motive Power operating earnings increased 340 basis points and 70 basis points in the third quarter and nine months of fiscal 2021, respectively, compared to the third quarter and nine months of fiscal 2020. Manufacturing efficiency declines from lower volume due to COVID were partially offset by significant cuts in operating expenses and the receipt of $7.5 million of the business interruption claim relating to the fire at our Richmond, Kentucky plant in the current year compared to the prior year which had the negative impact of the fire in our third quarter.

The Specialty operating earnings increased 260 basis points and decreased 120 basis points in the third quarter and nine months of fiscal 2021, respectively, compared to the third quarter and nine months of fiscal 2020. While increased demand from new aftermarket customers in the automotive battery market generated significant improvement in revenues, the unfavorable manufacturing variances arising from the NorthStar plants as they transition to EnerSys premium products continued to have a negative impact on the operating earnings.

Interest Expense

	Quarter ended January 3, 2021		Quarter ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$9.4	1.3%	$11.1	1.4%	$(1.7)	(15.7)%

	Nine months ended January 3, 2021		Nine months ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$29.4	1.3%	$32.1	1.4%	$(2.7)	(8.5)%

Interest expense of $9.4 million in the third quarter of fiscal 2021 (net of interest income of $0.6 million) was $1.7 million lower than the interest expense of $11.1 million in the third quarter of fiscal 2020 (net of interest income of $0.5 million).

Interest expense of $29.4 million in the nine months of fiscal 2021 (net of interest income of $1.6 million) was $2.7 million lower than the interest expense of $32.1 million in the nine months of fiscal 2020 (net of interest income of $1.6 million).

The decrease in interest expense in the third quarter and nine months of fiscal 2021 is primarily due to lower average interest rates. Our average debt outstanding was $1,086.5 million and $1,118.0 million in the third quarter and nine months of fiscal 2021, respectively, compared to $1,149.3 million and $1,084.8 million in the third quarter and nine months of fiscal 2020.

Included in interest expense are non-cash charges for deferred financing fees of $0.5 million and $1.5 million in the third quarter and nine months of fiscal 2021, respectively, compared to $0.4 million and $1.1 million, in the third quarter and nine months of fiscal 2020.

Other (Income) Expense, Net

	Quarter ended January 3, 2021		Quarter ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$2.9	0.4%	$(0.6)	(0.1)%	$3.5	NM

	Nine months ended January 3, 2021		Nine months ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$8.4	0.4%	$(1.6)	—%	$10.0	NM
NM = not meaningful

Other (income) expense, net in the third quarter of fiscal 2021 was expense of $2.9 million compared to income of $0.6 million in the third quarter of fiscal 2020. Other (income) expense, net in the nine months of fiscal 2021 was expense of $8.4 million compared to income of $1.6 million in the nine months of fiscal 2020. Foreign currency impact resulted in a loss of $2.4 million and $7.2 million in the third quarter and nine months of fiscal 2021, respectively, compared to a foreign currency loss of $0.1 million and a gain of $1.0 million in the third quarter and nine months of fiscal 2020, respectively.

Earnings Before Income Taxes

	Quarter ended January 3, 2021		Quarter ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$43.8	5.8%	$32.6	4.3%	$11.2	34.5%

	Nine months ended January 3, 2021		Nine months ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$126.9	5.9%	$139.6	6.0%	$(12.7)	(9.1)%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2021 increased $11.2 million, or 34.5%, compared to the third quarter of fiscal 2020 and decreased $12.7 million, or 9.1%, in the nine months of fiscal 2021, compared to the nine months of fiscal 2020.
Income Tax Expense

	Quarter ended January 3, 2021		Quarter ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$5.2	0.7%	$5.3	0.7%	$(0.1)	(1.2)%
Effective tax rate	11.9%		16.2%		(4.3)%

	Nine months ended January 3, 2021		Nine months ended December 29, 2019		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$17.4	0.8%	$1.0	—%	$16.4	NM
Effective tax rate	13.7%		0.7%		13.0%
NM = not meaningful

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2021 and 2020 was based on the estimated effective tax rates applicable for the full years ending March 31, 2021 and March 31, 2020, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate, change in tax laws and the amount of our consolidated earnings before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. We recorded a deferred tax asset of $22.5 million during fiscal 2020 related to the amortizable goodwill. Based on further evaluation with the Swiss tax authority, we recorded an additional income tax benefit of $1.9 million during the nine months of fiscal 2021.

The consolidated effective income tax rates for the third quarter of fiscal 2021 and 2020 were 11.9% and 16.2%, respectively, and for the nine months of fiscal 2021 and 2020 were 13.7% and 0.7% , respectively. The rate decrease in the third quarter of fiscal 2021 compared to the prior year quarter is primarily due to the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions. The rate increase for the nine months of fiscal 2021 compared to the comparable prior year period is primarily due to Swiss tax reform, partially offset by the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 67% for fiscal 2021 compared to 75% for fiscal 2020. The foreign effective income tax rates for the nine months of fiscal 2021 and 2020 were 5.0% and (3.9)%, respectively. The rate increase compared to the prior year period is primarily due to Swiss tax reform, partially offset by the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2021 and fiscal 2020 and is taxed at an effective income tax rate of approximately 8% and 6%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

Liquidity and Capital Resources

Cash Flow Analysis

Operating activities provided cash of $272.1 million in the nine months of fiscal 2021 compared to $175.8 million in the comparable period of fiscal 2020, with the increase in operating cash resulting mainly due to changes in our primary working capital, details of which can be found below. In the nine months of fiscal 2021, primary working capital, net of currency translation changes, resulted in a source of funds of $58.2 million. In the nine months of fiscal 2021, net earnings were $109.5 million, depreciation and amortization $70.2 million, stock-based compensation $17.0 million, non-cash charges relating to exit charges $7.3 million, primarily relating to the Hagen, Germany plant closure, net gain from the disposal of assets of $4.0 million ($4.4 million from the insurance settlement relating to the Richmond fire claim), deferred tax benefit of $1.8 million and non-cash interest of $1.5 million. Prepaid and other current assets provided a source of funds of $15.0 million, primarily from the receipt of $23.4 million towards the insurance receivable relating to the Richmond plant claim in fiscal 2020 and the receipt of a working capital adjustment claim of $2.0 million, relating to an acquisition made several years ago, partially offset by an increase of $10.4 million in other prepaid expenses. Other assets decreased by $3.0 million. Accrued expenses provided a source of funds of $9.8 million primarily from payroll related accruals of $14.5 million and selling and other expenses of $7.4 million, partially offset by payments relating to interest of $7.5 million and warranty of $4.5 million. Other liabilities decreased by $14.2 million primarily relating to income taxes.
In the nine months of fiscal 2020, cash provided by operating activities of $175.8 million was primarily from net earnings of $138.6 million, depreciation and amortization of $65.8 million, non-cash charges relating to restructuring, exit and other charges of $10.0 million, stock-based compensation of $14.8 million, provision for doubtful debts of $2.9 million and non-cash interest of $1.2 million, partially offset by deferred taxes of $21.0 million resulting from the Swiss Tax Reform. Cash provided by earnings adjusted for non-cash items were partially offset by the increase in primary working capital of $11.0 million, net of currency translation changes. Accrued expenses decreased by $7.3 million primarily for payments of $7.3 million related to the German competition authority matter and $6.1 million paid to the seller in connection with the Alpha acquisition, for certain reimbursable pre-acquisition items, partially offset by payroll related accruals of $6.1 million and exit activities of $2.3 million. Prepaid and other current assets increased by $7.0 million, primarily due to contract assets of $14.8 million, insurance receivable of $9.8 million relating to the Richmond plant claim, partially offset by insurance proceeds of $12.0 million and VAT refund of $7.0 million. Other liabilities decreased by $14.7 million due to income taxes.

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $793.9 million (yielding a primary working capital percentage of
26.4%) at January 3, 2021, $833.5 million (yielding a primary working capital percentage of 26.7%) at March 31, 2020 and $857.1 million at December 29, 2019 (yielding a primary working capital percentage of 28.1%). The primary working capital percentage of 26.4 % at January 3, 2021 is 30 basis points lower than that for March 31, 2020 and 170 basis points lower than that for December 29, 2019. The large decrease in primary working capital dollars, compared to the prior year periods reflects the decrease in all the three components of primary working capital, mainly trade receivables and accounts payable. Sales declined as a direct adverse impact from COVID-19. Lower inventories reflect the Company's lower order levels and concerted efforts to keep inventory levels down.

Primary working capital and primary working capital percentages at January 3, 2021, March 31, 2020 and December 29, 2019 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
January 3, 2021	$547.5	$515.4	$(269.0)	$793.9	$3,004.3	26.4%
March 31, 2020	595.9	519.5	(281.9)	833.5	3,127.2	26.7
December 29, 2019	578.4	557.5	(278.8)	857.1	3,054.8	28.1

Investing activities used cash of $48.8 million in the nine months of fiscal 2021 which primarily consisted of capital expenditures of $53.7 million relating to plant improvements. We also received $4.8 million from the insurance settlement relating to the Richmond plant fire claim for the replacement of property, plant and equipment.

Investing activities used cash of $234.4 million in the nine months of fiscal 2020 which primarily consisted of $176.5 million paid towards the NorthStar acquisition and capital expenditures of $60.9 million relating to plant improvements.

Financing activities used cash of $92.6 million in the nine months of fiscal 2021. During the nine months of fiscal 2021, we borrowed $90.0 million under the Amended 2017 Revolver and repaid $123.0 million of the Amended 2017 Revolver. Repayment on the Amended 2017 Term Loan was $28.2 million and net payments on short-term debt were $9.4 million. Proceeds from stock options during the nine months of fiscal 2021 were $4.8 million. Payment of cash dividends to our stockholders were $22.3 million, payment of taxes related to net share settlement of equity awards were $5.0 million.

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
Currency translation had a positive impact of $30.9 million and a negative impact of $1.6 million on our cash balance in the nine months of fiscal 2021 and the nine months of fiscal 2020, respectively. In the nine months of fiscal 2021, principal currencies in which we do business such as the Euro, Swiss franc, Polish zloty and British pound generally trended stronger versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $161.7 million to $488.7 million, in the nine months of fiscal 2021 compared to a decrease by $26.7 million to $272.5 million, in the comparable period of fiscal 2020.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2020 Annual Report for the year ended March 31, 2020. As of January 3, 2021, we had no significant changes to our contractual obligations table contained in our 2020 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at January 3, 2021 are $1.1 million (pre-tax). Those contracts that result in an asset position at January 3, 2021 are $1.9 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased interest expense, on an annualized basis, by approximately $5.0 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
January 3, 2021	$44.1	50.0	$0.88	9%
March 31, 2020	30.1	35.0	0.86	6
December 29, 2019	57.1	61.0	0.94	8

(1) Based on approximate annual lead requirements for the periods then ended.

For the remaining one quarter of this fiscal year, we believe approximately 100% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at January 3, 2021, lead purchased by January 3, 2021 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $13 million and $40 million, respectively, in the third quarter and nine months of fiscal 2021.

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

At January 3, 2021 and December 29, 2019, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $3.8 million and $3.7 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective. We completed the NorthStar acquisition on September 30, 2019, and are in the process, but have not yet concluded our assessment of the effectiveness of our internal control over financial reporting including this recent acquisition. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include NorthStar. NorthStar accounted for 8.3% of total assets as of January 3, 2021 and 4.7% and 4.8% of net sales in the third quarter and nine months ended January 3, 2021.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
October 5 – November 1, 2020	19	$73.76	—	$9,002,889
November 2 – November 29, 2020	1,150	81.32	—	9,002,889
November 30 – January 3, 2021	1,344	83.74	—	9,002,889
Total	2,513	$82.56	—

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.
(2) On November 8, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date which has a remaining authorization of $59.1 million as of January 3, 2021. The authorization is in addition to the existing stock repurchase programs.

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
Date: February 10, 2021