Form 10-K
period 2021-03-31
EnerSys
filed 2021-05-26
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒  No
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at October 4, 2020: $2,908,005,701 (1) (based upon its closing transaction price on the New York Stock Exchange on October 4, 2020).
(1)For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 21, 2021:                          42,831,879 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about August 5, 2021 are incorporated by reference in Part III of this Annual Report.

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
•our ability to successfully recover in the event of a disaster affecting our infrastructure, supply chain, or our facilities;
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
For the Fiscal Year Ended March 31, 2021

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

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2021”, which refers to our fiscal year ended March 31, 2021. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2021 ended on July 5, 2020, October 4, 2020, January 3, 2021, and March 31, 2021, respectively. The four quarters in fiscal 2020 ended on June 30, 2019, September 29, 2019, December 29, 2019, and March 31, 2020, respectively.

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

In March 2002, we acquired the reserve power and motive power business of the Energy Storage Group of Invensys plc. (“ESGI”). Our successful integration of ESGI provided global scale in both the reserve and motive power markets. The ESGI acquisition also provided us with a further opportunity to reduce costs and improve operating efficiency.

During fiscal years 2003 through 2021, we made thirty-four acquisitions around the globe. There were no acquisitions in fiscal 2021 but in fiscal 2020, we completed the acquisition of NorthStar, headquartered in Stockholm, Sweden and in fiscal 2019, we completed the acquisition of Alpha.

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

The results of operations of NorthStar have been included in our Energy Systems segment and Specialty segment, respectively.

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

The results of operations of Alpha have been included in the Company’s Energy Systems segment beginning December 8, 2018.

Our Customers

We serve over 10,000 customers in over 100 countries, on a direct basis or through our distributors. We are not overly dependent on any particular end market. Our customer base is highly diverse, and no single customer accounts for more than 10% of our revenues.

Our Energy Systems customers consist of both global and regional customers. These customers are in diverse markets including telecom, UPS, electric utilities, security systems, emergency lighting, services to broadband, telecom, renewable and industrial customers, as well as thermally managed cabinets and enclosures for electronic equipment and batteries.

Our Motive Power products are sold to a large, diversified customer base. These customers include material handling equipment dealers, forklift and heavy truck original equipment manufacturers (“OEMs”) and end users of such equipment. End users include manufacturers, distributors, warehouse operators, retailers, airports, mine operators and railroads.

Our Specialty products are utilized in transportation, aerospace and defense markets. The products are sold globally to OEMs, distribution partners, vehicle fleets and directly to government entities such as the United States of America, Germany and the United Kingdom.

Distribution and Services

We distribute, sell and service our products throughout the world, principally through company-owned sales and service facilities, as well as through independent manufacturers’ representatives. Our company-owned network allows us to offer high-quality service, including preventative maintenance programs and customer support. Our warehouses and service locations enable us to respond quickly to customers in the markets we serve. We believe that the extensive industry experience of our sales organization results in strong long-term customer relationships.

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

Energy Systems

We compete principally with East Penn Manufacturing, Exide Technologies (Stryten), New Power, C&D Technologies Inc., Vertiv, ABB, Amphenol (Delta/Eltek), as well as Chinese producers.

Motive Power

Our primary global competitors in traditional lead-acid include East Penn Manufacturing, Exide Technologies (Stryten), Hoppecke, Eternity, Midac, Sunlight and TAB, as well as a number of domestic Chinese manufacturers.
Additionally, while lithium-ion battery technology in the motive power space has traditionally been relegated to smaller material handling applications, we have seen the entrance of a number of companies into larger battery types, acting as lithium cell packagers or integrators of cells sourced primarily from Asia. The integrators include forklift original equipment manufacturers either directly or through partnership with other entities.

Specialty

We compete globally within the Transportation, Aerospace and Defense markets and specialized lithium technologies used in these critical applications. Our TPPL technology is a significant player in the applications using absorbed glass materials (AGM). Our major competitors in AGM technology are Clarios, East Penn Manufacturing, Exide Technologies (Stryten) Stryten, Fiamm, Banner and Atlas. In the Aerospace and Defense specialized markets our main competitors are Eagle Picher and SAFT.

Warranties

Warranties for our products vary geographically and by product type and are competitive with other suppliers of these types of products. Generally, our Energy Systems product warranties range from one to twenty years, our Motive Power product warranties range from one to seven years and from one to four years for Specialty transportation batteries. The length of our warranties is varied to reflect regional characteristics and competitive influences. In some cases, our warranty period may include a pro rata period, which is typically based around the design life of the product and the application served. Our warranties generally cover defects in workmanship and materials and are limited to specific usage parameters.

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

We believe we are the leader in TPPL. We believe that a significant capital investment would be required by any party desiring to produce products using TPPL technology for our markets.

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

Seasonality

Our business generally does not experience significant quarterly fluctuations in net sales as a result of weather or other trends that can be directly linked to seasonality patterns, although transportation and power electronics can experience seasonality in colder months. Despite that, historically our fourth quarter is our best quarter with higher revenues and generally more working days while our second quarter is the weakest due to the summer holiday season in Western Europe and North America.

Product and Process Development

Our product and process development efforts are focused on the creation of new stored energy products, and integrated power systems and controls. We allocate our resources to the following key areas:

•the design and development of new products;
•optimizing and expanding our existing product offering;
•waste and scrap reduction;
•production efficiency and utilization;
•capacity expansion without additional facilities; and
•quality attribute maximization.

Employees

At March 31, 2021, we had approximately 11,400 employees. Of these employees, approximately 27% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 11% of the total workforce. The average term of these agreements is 2 years, with the longest term being 3.5 years. We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2021.

Information about Our Executive Officers
As of May 26, 2021, our executive officers are:

David M. Shaffer, age 56, President and Chief Executive Officer. Mr. Shaffer has been a director of EnerSys and has served as our President and Chief Executive Officer since April 2016. Prior thereto, he served as President and Chief Operating Officer since November 2014. From January 2013 through October 2014, he served as our President-EMEA. From 2008 to 2013, Mr. Shaffer was our President-Asia. Prior thereto he was responsible for our telecommunications sales in the Americas. Mr. Shaffer joined EnerSys in 2005 and has worked in various roles of increasing responsibility in the industry since 1989. Mr. Shaffer received his Masters of Business Administration degree from Marquette University and his Bachelor of Science degree in Mechanical Engineering from the University of Illinois.

Holger P. Aschke, age 52, Former President, EMEA & APAC. Mr. Aschke served as President, EMEA & APAC from April 2019 through June 30, 2020, and remains an employee through June 30, 2021. Prior thereto, from January 2016, he was our President–EMEA. From April 2010 to January 2016, Mr. Aschke was the Vice President Sales and Marketing Reserve Power–Europe. Mr. Aschke joined a predecessor company in 1996 and has held a wide range of operational and sales roles of increased responsibility in the Company’s EMEA business. Mr. Aschke completed a commercial IT education and apprenticeship sponsored by the University of Dortmund (Germany) and completed the Advanced Management Program from INSEAD (France).

Michael J. Schmidtlein, age 60, Executive Vice President and Chief Financial Officer. Mr. Schmidtlein has served as Executive Vice President and Chief Financial Officer since January 2016. Prior thereto, since February 2010, he was our Senior Vice President-Finance and Chief Financial Officer. From November 2005 until February 2010, Mr. Schmidtlein was Vice President-Corporate Controller and Chief Accounting Officer. Prior thereto, Mr. Schmidtlein was the Plant Manager of our manufacturing facility in Warrensburg, Missouri. In 1995, he joined the Energy Storage Group of Invensys plc, which EnerSys acquired in 2002. Mr. Schmidtlein is a certified public accountant and received his Bachelor of Science degree in Accounting from the University of Missouri.

Shawn M. O’Connell, age 48, President, Motive Power Global. Mr. O’Connell has served as our President, Motive Power Global since July 2020. Prior thereto, from April 2019 through July 2020, he served as our President, Motive Power, our Vice President–Reserve Power Sales and Service for the Americas from February 2017, and Vice President of EnerSys Advanced Systems from December 2015 to January 2017. Mr. O’Connell joined EnerSys in 2011, serving in various sales and marketing capacities in several areas of our business. Mr. O’Connell received his Master of Business Administration degree in International Business from the University of Redlands, CA and his Bachelor of Arts degree in English Literature from the California State University, San Bernardino. Mr. O’Connell is a veteran of the U.S. Army’s 82nd Airborne Division (Paratroopers) where he served as a Signals Intelligence Analyst, Spanish Linguist, and held a Top-Secret security clearance.

Andrew M. Zogby, age 61, President, Energy Systems Global. Mr. Zogby has served as President, Energy Systems Global since July 2020. Prior thereto, from April 2019, he served as President, Energy Systems–Americas. He joined EnerSys upon completion of the acquisition of Alpha Technologies in December 2018. Mr. Zogby served as President of Alpha Technologies since 2008 and brings over 30 years of experience in global broadband, telecommunications and renewal energy industries. He has held corporate leadership positions with several leading technology firms. Mr. Zogby received his Bachelor of Science degree in Industrial and Labor Relations from LeMoyne College, Syracuse, New York, and his Master of Business Administration degree from Duke University’s Fuqua School of Business. He is active in the US Chamber of Commerce, and serves on the Chamber’s Energy, Clean Air & Natural Resources Committee and the C_TEC, Chamber Technology Engagement Center Committee.

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

Environmental and safety certifications

Sixteen of our facilities in the Americas, EMEA and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Eight facilities in EMEA and Asia are certified to ISO 45001 standards. The ISO 45001 is a globally recognized occupational health and safety management systems standard.

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

Quality Systems

We utilize a global strategy for quality management systems, policies and procedures, the basis of which is the ISO 9001:2015 standard, a worldwide recognized quality standard. We believe in the principles of this standard and reinforce the same by requiring mandatory compliance for all manufacturing, sales and service locations globally that are registered to the ISO 9001 standard. We also focus on specific plant certifications such as AS9100 (Aerospace), ISO13485:2016 (Medical Devices), ISO/TS 22163:2017 (Rail), TL9000 (Telecom), IATF16949:2018 (Automotive). We have also acquired our first Lithium-Ion product certification in accordance with ISO 26262 (Product Safety).

This strategy enables us to provide consistent quality products and services to meet our customers’ needs.

Human Capital Management

EnerSys is committed to developing a comprehensive, cohesive and positive employee experience. We consider talent acquisition, development, engagement and retention a key driver of our business success.

Our Board of Directors, through the Compensation Committee and the Nominating and Corporate Governance Committee, retains oversight of our human capital management process, including demographics, talent development, employee retention, material aspects of employee compensation, as well as diversity and inclusion, recruitment, and compensation efforts. The Nominating and Corporate Governance Committee reports on human capital matters at each regularly scheduled Board of Directors meeting. The most significant human capital measures, objectives and initiatives include the following:

Equity, Inclusion and Belonging: We strive to create a work environment that emphasizes respect, fairness and dignity and that does not tolerate discrimination or harassment. Individuals are evaluated based on merit, without discrimination, including discrimination based on race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We are committed to providing equal opportunities to every member of our workforce. In addition to following all applicable local laws and regulations, for fiscal year 2022, we have also formed an executive steering committee and funded additional staffing to further support these efforts.

Health, Safety, and Wellness: Our fundamental responsibility as an employer is to provide a safe and healthy workplace for all of our employees. This undertaking is explained further in our Safety and Health Policy. We equally realize that we must address environmental challenges, which include undertaking initiatives to promote greater environmental responsibility and encouraging the development of new technologies.

Our health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of our manufacturing and production facilities, service centers and headquarter operations. Above all else, we are dedicated to the safety and well-being of our employees. As the COVID-19 pandemic unfolded in 2020, we quickly shifted to a remote work environment where possible, and provided employees with the resources necessary to effectively perform their job responsibilities. Additionally, we implemented changes to our manufacturing and distribution operations to include the use of personal protective equipment, intensive cleaning measures, and social distancing.

Philanthropy and Volunteerism: EnerSys is strongly committed to being an outstanding corporate citizen on a global basis in all of the countries and communities where we do business. This commitment is reflected in a strong ethic for charitable contributions, endorsement of community activities, encouraging employees to give freely of their own time to serve on boards or committees in many organizations and supporting educational programs in schools and colleges.

We created several committees to assist the company in its philanthropic endeavors that support all communities in which we work. Additionally, we regularly sponsor volunteer events and fundraising campaigns, to encourage our employees to give back to our communities, a commitment that we further support by offering employees paid time off for charitable volunteering.

Training and Career Management: Employees receive regular development feedback through quarterly 1:1 reviews with their manager, which encourages open dialogues to identify and cultivate skills and opportunities. We encourage our leaders to facilitate effective conversations and measure the effectiveness of these conversations by regularly surveying our employees. In addition to training and development opportunities, all new employees are required to participate in substantial training seminars to introduce them to the EnerSys business, our strategy, our culture and philosophies. We encourage all of our employees to engage in ongoing training, professional development and educational advancement programs. Through our established EnerSys Academy, we provide employees worldwide with resources to expand their knowledge on a broad scope of relevant topics to promote their growth and development.

Compensation and Benefits: To attract, retain and recognize talent, we aim to ensure merit-based, compensation practices and strive to provide competitive compensation and benefit packages to our workforce. We provide employee wages that are consistent with employee positions, skill levels, experience, knowledge and geographic location. We align our executives' and eligible employees' annual bonus opportunity and long-term equity compensation with our stockholders' interests by linking realizable pay with company financial and stock performance. We completed an initial pay equity study in fiscal year 2021 to further evaluate our global pay practices across the organization. In response to the COVID-19 pandemic, we provided resources for well-being and work life flexibility for our employees to take care of themselves and their families.

Environmental, Social and Governance

We have been integrating the fundamental sustainable values of environmental, social, and governance (“ESG”) into our everyday operations and future business strategies. Our sustainability team leads our significant efforts with respect to climate change management, product sustainability, operations, supply chain management, workforce health and safety, diversity, equity, inclusion, and community engagement.

We further believe that the power systems and energy management sector has a key role to play in finding innovative solutions to address global climate change. Our climate change policy underscores our goal to carry out all business activities in a sustainable manner. Our environmental policies and practices aim to protect, conserve, and sustain the world’s natural resources, as well as to protect our customers and the communities in which we live and operate. We also offer a complete battery recycling program to assist our customers in preserving our environment and comply with recycling and waste disposal regulations.

Relationships between EnerSys and our suppliers must be based on mutual respect and integrity. Our purchasing and quality teams strive to maintain the highest standards and principles of business ethics, courtesy and competence in dealings and transactions with suppliers. Our code of supplier conduct reflects our commitment to the values of honesty, integrity, respect, and responsibility. We expect our suppliers will share and embrace our values, as well as our commitment to regulatory compliance.

We have formed an ESG steering committee, which includes members of senior management and funded additional staffing to further support the ongoing development of our ESG program. In addition, we clarified that our Board of Directors oversees our programs related to matters of corporate responsibility and sustainability performance, including climate change, through the Nominating and Corporate Governance Committee. These actions demonstrate the strength and commitment to sustainability throughout the organization worldwide.

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

Our results of operations may be negatively impacted by public health epidemics or outbreaks, including the novel coronavirus (“COVID-19”).

Public health epidemics or outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China, infections have been reported globally and causing disruption to many economies. The extent to which the coronavirus continues to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, as well as the distribution and effectiveness of COVID-19 vaccines, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and could have an adverse impact on our business and our financial results. Additionally, countries may impose prolonged quarantines and travel restrictions, which may significantly impact the ability of our employees to get to their places of work to produce products, may make it such that we are unable to obtain sufficient components or raw materials and component parts on a timely basis or at a cost-effective price or may significantly hamper our products from moving through the supply chain.

Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19. We rely on our production facilities, as well as third-party suppliers and manufacturers, in the United States, Australia, Canada, France, Germany, Italy, the People's Republic of China (“PRC”), the United Kingdom and other countries significantly impacted by COVID-19. This outbreak has resulted in the extended shutdown of certain businesses in many of these countries, which has resulted and may continue to result in disruptions or delays to our supply chain. Any disruption in these businesses will likely impact our sales and operating results. COVID-19 has had, and may continue to have, an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we have experienced, and may continue to experience, significant and unpredictable reductions in demand for certain of our products. The degree and duration of disruptions to business activity are unknown at this time. The rapid spread of a contagious illness such as a novel coronavirus, or fear of such an event, can have a material adverse effect on the demand for our products and services and therefore have a material adverse effect on our business and results of operations.

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

Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our business segments are highly dependent on the economic and market conditions in each of the geographic areas in which we operate. Our products are heavily dependent on the end markets that we serve and our operating results will vary by location, depending on the economic environment in these markets. Sales of our motive power products, for example, depend significantly on demand for new electric industrial forklift trucks, which in turn depends on end-user demand for additional motive capacity in their distribution and manufacturing facilities. The uncertainty in global economic conditions varies by geographic location, and can result in substantial volatility in global credit markets, particularly in the United States, where we service the vast majority of our debt. These conditions affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products, which could in turn negatively impact our sales and earnings generation and result in a material adverse effect on our business, cash flow, results of operations and financial position.

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

Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts could harm our business.

From time to time, we may experience increases in the cost or a sustained interruption in the supply or shortage of our components. For example, a global shortage and component supply disruptions of electronic battery components is currently being reported, and the full impact to us is yet unknown. Other examples of shortages and component supply disruptions could include the supply of electronic components and raw materials (such as resins and other raw metal materials) that go into the production of our components. Any such cost increase or supply interruption could materially and negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include, but are not limited to:
•supply shortages caused by the inability or unwillingness of our suppliers and their competitors to build or operate component production facilities to supply the numbers of battery components required to support the rapid growth of the electric vehicle industry and other industries in which we operate as demand for such components increases;
•disruption in the supply of electronic circuits due to quality issues or insufficient raw materials;
•a decrease in the number of manufacturers of battery components; and
•an increase in the cost of raw materials.
We are dependent on the continued supply of battery components for our products. We have, to date, fully qualified only a very limited number of such suppliers and have limited flexibility in changing suppliers, though we are actively engaged in activities to qualify additional suppliers. Any disruption in the supply of battery components could temporarily disrupt production of our products until a different supplier is fully qualified.
The cost of our battery products depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges. Any reduced availability of these raw materials or substantial increases in the prices for such materials may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which in turn could damage our brand, business, prospects, financial condition and operating results.

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

There is also a regulation to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones in and around the Democratic Republic of Congo. U.S. legislation included disclosure requirements regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. In addition, the European Union adopted an EU-wide conflict minerals rule under which most EU importers of tin, tungsten, tantalum, gold and their ores will have to conduct due diligence to ensure the minerals do not originate from conflict zones and do not fund armed conflicts. Large manufacturers also will have to disclose how they plan to monitor their sources to comply with the rules. Compliance with the regulation began January 1, 2021. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of our products. As a result, there may only be a limited pool of suppliers who provide conflict-free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Future regulations may become more stringent or costly and our compliance costs and potential liabilities could increase, which may harm our business.

We are exposed to exchange rate risks, and our net earnings and financial condition may suffer due to currency translations.

We invoice our foreign sales and service transactions in local and foreign currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current exchange rates as of the balance sheet dates. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, primarily the euro, British pound, Polish zloty, Chinese renminbi, Mexican peso and Swiss franc may adversely affect our revenue, cost of goods sold and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. Approximately 40% of net sales were generated outside of the United States in fiscal 2021.

Most of the risk of fluctuating foreign currencies is in our European operations, which comprised approximately one-third of our net sales during the last three fiscal years. The euro is the dominant currency in our EMEA operations. In the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established.

The translation impact from currency fluctuations on net sales and operating earnings in our Americas and Asia operations are not as significant as our European operations, as a substantial majority of these net sales and operating earnings are in U.S. dollars or foreign currencies that have been closely correlated to the U.S. dollar.

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

We currently have significant manufacturing and/or distribution facilities outside of the United States, in Argentina, Australia, Belgium, Brazil, Canada, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, the PRC, Poland, Spain, Switzerland and the United Kingdom. Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability or uncertainty. This includes, for example, the uncertainty related to the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”) and the adoption and expansion of trade restrictions, including the occurrence or escalation of a "trade war," or other governmental action related to tariffs or trade agreements or policies among the governments of the United States, the PRC and other countries. On January 31, 2020, the United Kingdom left the European Union pursuant to a withdrawal agreement which provides for, among other things, a transition period ending on December 31, 2020 during which the United Kingdom will remain (i) subject to all European Union laws and all international agreements that the European Union has signed and (ii) in the European Union Customs Union and the European Union Single Market.

Some countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than others. Our business could be negatively impacted by adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products. Operating in different regions and countries exposes us to a number of risks, including:
•multiple and potentially conflicting laws, regulations and policies that are subject to change;
•imposition of currency restrictions, restrictions on repatriation of earnings or other restraints imposition of burdensome import duties, tariffs or quotas;
•changes in trade agreements;
•imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;
•war or terrorist acts; and
•political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

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

As part of our business strategy, we have grown, and plan to continue growing, by acquiring other product lines, technologies or facilities that complement or expand our existing business, such as the acquisition of NorthStar during fiscal 2020. There is significant competition for acquisition targets in the stored energy industry. We may not be able to identify suitable acquisition candidates or negotiate attractive terms. In addition, we may have difficulty obtaining the financing necessary to complete transactions we pursue. In that regard, our credit facilities restrict the amount of additional indebtedness that we may incur to finance acquisitions and place other restrictions on our ability to make acquisitions. Exceeding any of these restrictions would require the consent of our lenders. Even if acquisition candidates are identified, we cannot be sure that our diligence will surface all material issues that may be present, including as they relate to inside NorthStar or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of such acquisition candidate, NorthStar and its business and outside of their respective control will not arise later. If any such material issues arise, they may materially and adversely impact the on-going business of EnerSys and our stockholders’ investment. We may be unable to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and we may not be able to realize related revenue synergies and cost savings within expected time frames. For example, the ability of EnerSys to realize the anticipated benefits of the NorthStar acquisition will depend, to a large extent, on our ability to combine NorthStar's and our businesses in a manner that facilitates growth opportunities and realizes anticipated synergies, and achieves the projected stand-alone cost savings and revenue growth trends identified by each company. It is expected that we will benefit from operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. We may also enjoy revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage our collective distribution strength. In order to achieve these expected benefits, we must successfully combine the businesses of NorthStar and EnerSys in a manner that permits these cost savings and synergies to be realized and must achieve the anticipated savings and synergies without adversely affecting current revenues and investments in future growth. If we experience difficulties with the integration process or are not able to successfully achieve these objectives, the anticipated benefits of the NorthStar acquisition may not be realized fully or at all or may take longer to realize than expected. Our failure to execute our acquisition strategy could have a material adverse effect on our business. We cannot assure you that our acquisition strategy will be successful or that we will be able to successfully integrate acquisitions we do make.

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

If our electronic data is compromised, our business could be significantly harmed.

We and our business partners maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future products and services under development, and also contains certain customer, supplier, partner and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyberattacks, tampering, theft, misplaced or lost data, programming and/or human errors that could compromise the integrity and privacy of this data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and results of operations. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material.

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

As of March 31, 2021, we had $1,004 million of total consolidated debt (including finance leases). This level of debt could:

•increase our vulnerability to adverse general economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings bear, and will continue to bear, interest at floating rates;
•require us to dedicate a substantial portion of our cash flow from operations to debt service payments, which would reduce the availability of our cash to fund working capital, capital expenditures or other general corporate purposes, including acquisitions;
•limit our flexibility in planning for, or reacting to, changes in our business and industry;
•restrict our ability to introduce new products or new technologies or exploit business opportunities;
•place us at a disadvantage compared with competitors that have proportionately less debt;
•limit our ability to borrow additional funds in the future, if we need them, due to financial and restrictive covenants in our debt agreements; and
•have a material adverse effect on us if we fail to comply with the financial and restrictive covenants in our debt agreements.

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.

During fiscal 2021, we announced the declaration of a quarterly cash dividend of $0.175 per share of common stock for quarters ended July 5, 2020, October 4, 2020, January 3, 2021 and March 31, 2021. On May 20, 2021, we announced a fiscal 2022 first quarter cash dividend of $0.175 per share of common stock. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of existing and future indebtedness and credit facilities, and other factors that the Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on our share price.

We cannot guarantee that our share repurchase programs will be fully consummated or that they will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

Our Board of Directors has authorized two share repurchase programs, one authorizing the repurchase of up to $100 million of our common stock, of which authority, as of March 31, 2021, approximately $59 million remains available and another authorizing the repurchase of up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year and the number of shares exercised through stock option awards during such fiscal year. Although our board of directors has authorized these share repurchase programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the programs will be fully consummated or that they will enhance long-term stockholder value. The programs could affect the trading price of our stock and increase volatility, and any announcement of a termination of these programs may result in a decrease in the trading price of our stock. In addition, these programs could diminish our cash reserves.

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

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate beginning 2018. In fiscal year 2020, Switzerland enacted the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) which became effective on January 1, 2020. These enactments and future possible guidance from the applicable taxing authorities may have a material impact on the Company’s operating results. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Company closely monitors these proposals as they arise in the countries where it operates. Changes to the statutory tax rate may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.

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

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated systems and technology. These systems and technologies must be refined, updated and replaced with more advanced systems on a regular basis in order for us to meet our customers’ demands and expectations. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology, such as fuel abatement technologies, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s worldwide headquarters is located in Reading, Pennsylvania, U.S.A. Headquarters for our Americas and EMEA operations are located in Reading, Pennsylvania, U.S.A., and Zug, Switzerland, respectively. The Company owns approximately 80% of its manufacturing facilities and distribution centers worldwide. The following sets forth the Company’s principal owned or leased facilities:

Americas: Sylmar, California; Longmont, Colorado; Tampa, Florida; Suwanee, Georgia; Hays, Kansas; Richmond, Kentucky; Springfield and Warrensburg, Missouri; Horsham, Pennsylvania; Sumter, South Carolina; Ooltewah, Tennessee; Spokane and Bellingham, Washington in the United States. Burnaby, Canada; Monterrey and Tijuana, Mexico; Buenos Aires, Argentina and São Paulo, Brazil.

EMEA: Hostomice, Czech Republic; Arras, France; Hagen, Germany; Bielsko-Biala, Poland; Stockholm, Sweden; Newport and Culham, United Kingdom.

Asia: Chongqing and Yangzhou, the PRC.

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

Holders of Record

As of May 21, 2021, there were approximately 497 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2021, we did not issue any unregistered securities.

Dividends

During fiscal 2021, the Company’s quarterly dividend was $0.175 per share. The Company declared aggregate regular cash dividends of $0.70 per share in each of the years ended March 31, 2021, March 31, 2020 and 2019.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)(2)
January 4 - January 31, 2021	15,568	$92.33	—	$9,002,889
February 1 - February 28, 2021	5,595	94.08	—	9,002,889
March 1 - March 31, 2021	64,174	101.92	—	9,002,889
Total	85,337	$99.66	—

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

The graph was prepared assuming that $100 was invested in EnerSys’ common stock, the New York Stock Exchange Composite Index and the peer group (duly updated for changes) on March 31, 2016.

Comparison Of Five Year Cumulative Total Return*
For Year Ended March 31, 2021
Among EnerSys, the NYSE Composite Index, and SIC Code 369

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
EnerSys
NYSE Composite
SIC Code 369

*$100 invested on March 31, 2016 in stock or index, including reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended March 31,
	2021	2020	2019	2018	2017
	(In thousands, except share and per share data)
Consolidated Statements of Income:
Net sales	$2,977,932	$3,087,868	$2,808,017	$2,581,891	$2,367,149
Cost of goods sold	2,238,782	2,301,148	2,104,612	1,920,030	1,713,115
Inventory step up to fair value relating to acquisitions and exit activities	—	1,854	10,379	3,457	2,157
Gross profit	739,150	784,866	693,026	658,404	651,877
Operating expenses	482,401	529,643	441,415	382,077	369,863
Restructuring, exit and other charges	40,374	20,766	34,709	5,481	7,160
Impairment of goodwill	—	39,713	—	—	12,216
Impairment of finite, indefinite-lived intangibles and fixed assets	—	4,549	—	—	1,800
Legal proceedings charge, net of settlement income	—	—	4,437	—	23,725
Operating earnings	216,375	190,195	212,465	270,846	237,113
Interest expense	38,436	43,673	30,868	25,001	22,197
Other (income) expense, net	7,804	(415)	(614)	7,519	2,221
Earnings before income taxes	170,135	146,937	182,211	238,326	212,695
Income tax expense	26,761	9,821	21,584	118,493	54,472
Net earnings	143,374	137,116	160,627	119,833	158,223
Net earnings (losses) attributable to noncontrolling interests	—	—	388	239	(1,991)
Net earnings attributable to EnerSys stockholders	$143,374	$137,116	$160,239	$119,594	$160,214
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.37	$3.23	$3.79	$2.81	$3.69
Diluted	$3.32	$3.20	$3.73	$2.77	$3.64
Weighted-average number of common shares outstanding:
Basic	42,548,449	42,411,834	42,335,023	42,612,036	43,389,333
Diluted	43,224,403	42,896,775	43,008,952	43,119,856	44,012,543

As a result of the adoption of ASU 2017-07, “Compensation—Retirement Benefits (Topic 715)” during the first quarter of 2019, the Company has recast the prior years of fiscal 2018 and 2017, those being the years presented in the primary financial statements in the year of adoption of the standard.

	Fiscal Year Ended March 31,
	2021	2020	2019	2018	2017
	(In thousands)
Consolidated cash flow data:
Net cash provided by operating activities	$358,375	$253,398	$197,855	$211,048	$246,030
Net cash used in investing activities	(65,044)	(274,819)	(723,883)	(72,357)	(61,833)
Net cash (used in) provided by financing activities	(188,724)	62,683	346,577	(166,888)	(62,542)
Other operating data:
Capital expenditures	70,020	101,425	70,372	69,832	50,072

	As of March 31,
	2021	2020	2019	2018	2017
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$451,808	$326,979	$299,212	$522,118	$500,329
Working capital	1,014,329	962,586	923,715	1,048,057	951,484
Total assets	3,462,797	3,301,698	3,118,193	2,486,925	2,293,029
Total debt, including finance leases	1,004,442	1,151,844	1,036,534	598,020	606,133
Total EnerSys stockholders’ equity	1,539,755	1,300,525	1,282,287	1,195,675	1,103,456
On April 1, 2019, we adopted ASU No. 2016-02 which required us to recognize lease right-of-use assets and corresponding lease liabilities on the consolidated balance sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2021, 2020 and 2019, should be read in conjunction with our audited Consolidated Financial Statements and the notes to those statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

EnerSys’ management uses the non-GAAP measures, EBITDA and adjusted EBITDA, in its computation of compliance with loan covenants. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP for interest, taxes, depreciation and amortization, and certain charges or credits as permitted by our credit agreements, that were recorded during the periods presented.

EnerSys’ management uses the non-GAAP measures, “free cash flows”, “primary working capital” and “primary working capital percentage” along with capital expenditures, in its evaluation of business segment cash flow and financial position performance. Primary working capital is trade accounts receivable, plus inventories, minus trade accounts payable and the resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary working capital percentage. Free cash flows are cash flows from operating activities less capital expenditures.

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

We evaluate business segment performance based primarily upon operating earnings exclusive of highlighted items. Highlighted items are those that the Company deems are not indicative of ongoing operating results, including those charges that the Company incurs as a result of restructuring activities, impairment of goodwill and indefinite-lived intangibles and other assets, acquisition activities and those charges and credits that are not directly related to operating unit performance, such as significant legal proceedings, ERP system implementation, amortization of recently acquired intangible assets and tax valuation allowance changes, including those related to the adoption of the Tax Cuts and Jobs Act. Because these charges are not incurred as a result of ongoing operations, or are incurred as a result of a potential or previous acquisition, they are not as helpful a measure of the performance of our underlying business, particularly in light of their unpredictable nature and are difficult to forecast. All corporate and centrally incurred costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon free cash flows, capital expenditures and primary working capital levels. Although we monitor the three elements of primary working capital (receivables, inventory and payables), our primary focus is on the total amount due to the significant impact it has on our cash flow.

Our management structure, financial reporting systems, and associated internal controls and procedures, are all consistent with our three lines of business. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

•global economic conditions and general cyclical patterns of the industries in which our customers operate;
•changes in our selling prices and, in periods when our product costs increase, our ability to raise our selling prices to pass such cost increases through to our customers;
•the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;
•the extent to which we can control our fixed and variable costs, including those for our raw materials, manufacturing, distribution and operating activities;
•changes in our level of debt and changes in the variable interest rates under our credit facilities; and
•the size and number of acquisitions and our ability to achieve their intended benefits.

Current Market Conditions

Economic Climate

Global economies are recovering differently from the COVID-19 pandemic. The United States and Chinese economies are experiencing a strong recovery while EMEA’s economy continues to be slowed by high levels of COVID-19 cases.

EnerSys is experiencing some supply chain disruptions in certain materials such as plastic resins and electronic components along with occasional transportation challenges. In addition, some locations have difficulty meeting hiring goals. Generally, our mitigation efforts and the recent economic recovery, limit the impact of the pandemic-related challenges.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As a result of the COVID-19 pandemic, lead dropped into the low 70 cents per pound rate during our first fiscal quarter of 2021 and has currently rallied back to the mid 90 cents per pound rate which is approximately the pre-COVID-19 levels. We are experiencing increasing costs in some of our raw materials such as plastic resins, steel, copper and electronics.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is now subject to agreements that adjust pricing to a market-based index for lead. Lead prices peaked in the first quarter of fiscal 2019 and then declined sequentially in every quarter in fiscal 2019. In fiscal 2020, our selling prices declined in response to declining commodity costs, including lead. In fiscal 2021, lead prices declined further in the first quarter and then recovered slowly throughout the rest of the fiscal year. Based on current commodity markets, we will likely see year over year headwinds from increasing commodity prices, with some related increase in our selling prices in the upcoming year. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead will continue to decline.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity with $452 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $698 million at March 31, 2021 to cover short-term liquidity requirements and anticipated growth in the foreseeable future. The nominal amount of credit available is subject to a leverage ratio maximum of 3.5x EBITDA, as discussed in Liquidity and Capital Resources, which effectively limits additional debt or lowered cash balances by approximately $600 million.

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

In fiscal 2021, we did not repurchase any shares but in fiscal 2020 and 2019 we repurchased $34.6 million and $56.4 million of our common stock under existing authorizations, respectively. In fiscal 2021, 2020 and 2019, we reissued 13,465, 17,410 and 3,256 shares out of our treasury stock, respectively, to participants under the Company's Employee Stock Purchase Plan.

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

Revenue Recognition

We adopted the accounting standard for the recognition of revenue under ASC 606 for the fiscal year beginning on April 1, 2019. Under this standard, we recognize revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. Our primary performance obligation to our customers is the delivery of finished goods and products, pursuant to purchase orders. Control of the products sold typically transfers to our customers at the point in time when the goods are shipped as this is also when title generally passes to our customers under the terms and conditions of our customer arrangements.

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

We assess whether goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, based on this qualitative assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, a quantitative assessment is performed to determine whether a goodwill impairment exists at the reporting unit.

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

Based on the results of the annual impairment test as of January 4, 2021, we determined there were no indicators of goodwill impairment.
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

In determining legal reserves, management considers, among other inputs:

•interpretation of contractual rights and obligations;
•the status of government regulatory initiatives, interpretations and investigations;
•the status of settlement negotiations;
•prior experience with similar types of claims;
•whether there is available insurance coverage; and
•advice of outside counsel.

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

Warranty

We record a warranty reserve for possible claims against our product warranties, which generally run for a period ranging from one to twenty years for our Energy Systems batteries, one to seven years for our Motive Power batteries and for a period ranging from one to four for Specialty transportation batteries. The assessment of the adequacy of the reserve includes a review of open claims and historical experience.

Management believes that the accounting estimate related to the warranty reserve is a critical accounting estimate because the underlying assumptions used for the reserve can change from time to time and warranty claims could potentially have a material impact on our results of operations.

Allowance for Doubtful Accounts

Subsequent to the adoption of ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” effective April 1, 2020 the Company uses an expected loss model as mandated by the standard. The expected loss model: (i) estimates the risk of loss even when risk is remote, (ii) estimates losses over the contractual life, (iii) considers past events, current conditions and reasonable supported forecasts and (iv) has no recognition threshold.

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

Results of Operations—Fiscal 2021 Compared to Fiscal 2020

The following table presents summary Consolidated Statements of Income data for fiscal year ended March 31, 2021, compared to fiscal year ended March 31, 2020:

	Fiscal 2021		Fiscal 2020		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$2,977.9	100.0%	$3,087.8	100.0%	$(109.9)	(3.6)%
Cost of goods sold	2,238.8	75.2	2,301.0	74.5	(62.2)	(2.7)
Inventory step up to fair value relating to acquisitions and exit activities	—	—	1.9	0.1	(1.9)	NM
Gross profit	739.1	24.8	784.9	25.4	(45.8)	(5.8)
Operating expenses	482.3	16.2	529.7	17.1	(47.4)	(8.9)
Restructuring, exit and other charges	40.4	1.4	20.8	0.7	19.6	94.4
Impairment of goodwill	—	—	39.7	1.3	(39.7)	NM
Impairment of indefinite-lived intangibles	—	—	4.5	0.1	(4.5)	NM
Operating earnings	216.4	7.2	190.2	6.1	26.2	13.8
Interest expense	38.5	1.3	43.7	1.4	(5.2)	(12.0)
Other (income) expense, net	7.8	0.2	(0.5)	—	8.3	NM
Earnings before income taxes	170.1	5.7	147.0	4.7	23.1	15.8
Income tax expense	26.8	0.9	9.9	0.3	16.9	NM
Net earnings	143.3	4.8	137.1	4.4	6.2	4.6
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings attributable to EnerSys stockholders	$143.3	4.8%	$137.1	4.4%	$6.2	4.6%
 NM = not meaningful

Overview

Our sales in fiscal 2021 were $3.0 billion, a 4% decrease from prior year's sales. This decline was the result of a 5% decrease in organic volume resulting from the pandemic and a 1% decrease in pricing, partially offset by a 2% increase from the NorthStar acquisition.

A discussion of specific fiscal 2021 versus fiscal 2020 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Segment sales

	Fiscal 2021		Fiscal 2020		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Energy Systems	$1,380.2	46.3%	$1,357.3	44.0%	$22.9	1.7%
Motive Power	1,163.8	39.1	1,348.2	43.7	(184.4)	(13.7)
Specialty	433.9	14.6	382.3	12.3	51.6	13.5
Total net sales	$2,977.9	100.0%	$3,087.8	100.0%	$(109.9)	(3.6)%

Net sales of our Energy Systems segment in fiscal 2021 increased $22.9 million, or 1.7%, compared to fiscal 2020. This increase was primarily due to a 2% increase from the NorthStar acquisition and a 1% increase in foreign currency translation impact partially offset by a 1% decrease in pricing. Continued strong demand in telecommunication and data center products has offset softness in demand for power supplies from broadband customers.

Net sales of our Motive Power segment in fiscal 2021 decreased by $184.4 million, or 13.7%, compared to fiscal 2020. This decrease was primarily due to a 14% decrease in organic volume and a 1% decrease in pricing, partially offset by a 1% increase in foreign currency translation impact. COVID-19 restrictions and related economic slowdown impacted this segment more than our other lines of business.

Net sales of our Specialty segment in fiscal 2021 increased by $51.6 million, or 13.5%, compared to fiscal 2020. The increase was primarily due to an 8% increase in organic volume, a 6% increase from the NorthStar acquisition and a 1% increase in foreign currency translation impact, partially offset by a 1% decrease in pricing. Demand from customers in the transportation, starting, lighting and ignition market continues to drive significant improvement in revenues in this segment.

Gross Profit

	Fiscal 2021		Fiscal 2020		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$739.1	24.8%	$784.9	25.4%	$(45.8)	(5.8)%

Gross profit decreased $45.8 million or 5.8% in fiscal 2021 compared to fiscal 2020. Gross profit, as a percentage of net sales, decreased 60 basis points in fiscal 2021 compared to fiscal 2020. The decrease in the gross profit margin in fiscal 2021 compared to the prior year reflects the impact of unfavorable manufacturing variances resulting from inefficiencies caused by pandemic related lower volumes and transition inefficiencies in the NorthStar facilities as they commission the High Speed Lines (“HSL”) and EnerSys products, partially offset by lower commodity costs net of pricing and the receipt of $7.5 million of insurance proceeds relating to the Richmond fire business interruption claim.

Operating Items

	Fiscal 2021		Fiscal 2020		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$482.3	16.2%	$529.7	17.1%	$(47.4)	(8.9)%
Restructuring, exit and other charges	40.4	1.4	20.8	0.7	19.6	94.4
Impairment of goodwill	—	—	39.7	1.3	(39.7)	NM
Impairment of indefinite-lived intangibles	—	—	4.5	0.1	(4.5)	NM
NM = not meaningful

Operating Expenses

Operating expenses decreased $47.4 million or 8.9% in fiscal 2021 from fiscal 2020 and decreased as a percentage of net sales by 90 basis points. Decisive reductions in headcount and discretionary spending made early in our fiscal year along with targeted restructuring and automation efforts, allowed us to substantially reduce our operating expenses, particularly selling expenses, as noted below.

Selling expenses, our main component of operating expenses, were 42.4% of total operating expenses in fiscal 2021, compared to 44.7% of total operating expenses in fiscal 2020.

Restructuring, exit and other charges

Fiscal 2021

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

We currently estimate that the total charges for these actions will amount to approximately $60.0 million, the majority of which are expected to be recorded by the end of calendar 2021. Cash charges of approximately $40.0 million are primarily for employee severance related payments, but also include payments for cleanup related to the facility, contractual releases and legal expenses. Non-cash charges from inventory and equipment write-offs are estimated to be $20.0 million. These actions will result in the reduction of approximately 200 employees. During fiscal 2021, the Company recorded charges relating to severance of $23.3 million and $7.9 million primarily relating to fixed asset write-offs.

During fiscal 2021, we also committed to a plan to close our facility in Vijayawada, India to align with the strategic vision for our new line of business structure and footprint and recorded exit charges of $1.5 million primarily relating to asset write-offs.

In addition, included in our fiscal 2021 operating results are restructuring charges of $3.2 million in Energy Systems, primarily relating to our recent acquisitions and $4.0 million in Motive Power primarily relating to improving operational efficiency in Europe.

Fiscal 2020

Included in our fiscal 2020 operating results were restructuring charges of $6.8 million in the Energy Systems, $1.9 million in Motive Power and $2.3 million in Specialty. Restructuring charges in Energy Systems and Specialty primarily related to the NorthStar acquisition.

Also included in our fiscal 2020 operating results were exit charges of $9.8 million, of which $5.1 million related to the closure of our facility in Targovishte, Bulgaria.

In keeping with our strategy of exiting the manufacture of batteries for diesel-electric submarines, during fiscal 2020, we sold certain licenses and assets for $2.0 million and recorded a net gain of $0.9 million, which were reported as other exit charges in Specialty.

During fiscal 2020, we also wrote off $5.5 million of assets at our Kentucky and Tennessee Motive Power plants, as a result of our strategic product mix shift from traditional flooded batteries to maintenance free lead acid and lithium batteries.

Richmond, Kentucky Plant Fire

During fiscal 2021, the Company settled its claims with its insurance carrier relating to the fire that broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility in fiscal 2020. The total claims for both property and business interruption of $46.1 million were received through March 31, 2021. The final settlement of insurance recoveries and finalization of costs related to the replacement of property, plant and equipment, resulted in a net gain of $4.4 million, which was recorded as a reduction to operating expenses in the Consolidated Statements of Income.

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

During fiscal 2021, the Company recorded an additional $16.6 million as receivable for cleanup and received $21.6 million from the insurance carrier.

In addition to the property damage claim, the Company received $12.5 million in business interruption claims, of which $5.0 million was recorded in fiscal 2020 and $7.5 million in fiscal 2021, and was credited to cost of goods sold, in the respective periods.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2021		Fiscal 2020		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Energy Systems	$66.9	4.9%	$67.9	5.0%	$(1.0)	(1.1)%
Motive Power	143.6	12.3	146.7	10.9	(3.1)	(2.2)
Specialty	46.3	10.6	42.5	11.1	3.8	8.7
Subtotal	256.8	8.6	257.1	8.3	(0.3)	(0.1)
Inventory step up to fair value relating to acquisitions - Energy Systems	—	—	(0.3)	—	0.3	NM
Inventory step up to fair value relating to acquisitions - Specialty	—	—	(1.6)	(0.4)	1.6	NM
Restructuring charges - Energy Systems	(3.1)	(0.2)	(7.3)	(0.5)	4.2	(56.2)
Restructuring and other exit charges - Motive Power	(36.9)	(3.2)	(2.0)	(0.1)	(34.9)	NM
Restructuring and other exit charges - Specialty	(0.4)	(0.1)	(6.0)	(1.6)	5.6	(93.5)
Fixed asset write-off relating to exit activities and other - Motive Power	—	—	(5.4)	(0.4)	5.4	NM
Fixed asset write-off relating to exit activities and other - Energy Systems	—	—	(0.1)	—	0.1	NM
Impairment of goodwill	—	—	(39.7)	(1.3)	39.7	NM
Impairment of indefinite-lived intangibles	—	—	(4.5)	(0.1)	4.5	NM
Total operating earnings	$216.4	7.2%	$190.2	6.1%	$26.2	13.8%
  NM = not meaningful
(1)The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales except for impairment of goodwill and indefinite-lived intangibles, which are shown as percentage of total company net sales, as they related to the Company's legacy reporting units as discussed in Results of Operations—Fiscal 2020 Compared to Fiscal 2019.

Operating earnings increased $26.2 million or 13.8% in fiscal 2021, compared to fiscal 2020. Operating earnings, as a percentage of net sales, increased 110 basis points in fiscal 2021, compared to fiscal 2020.

The Energy Systems operating earnings decreased 10 basis points in fiscal 2021 compared to fiscal 2020. Energy Systems had a very strong year in its sales of batteries and enclosures due to strong telecom demand. Weakness in Power Systems, particularly in the broadband or cable modem/television market largely negated those benefits, resulting in slightly lower year over year results. We believe the influence of the “work from home” phenomenon, resulting from the pandemic made broadband customers focus on expanding capacity in suburban areas rather than focusing on adding power to their networks.

The Motive Power operating earnings increased 140 basis points in fiscal 2021 compared to fiscal 2020. Our Motive Power segment was the most impacted by COVID-19 with revenues in the first half of our fiscal year down by 20%, but recovered in the second half. The Richmond, KY facility has fully recovered from the damage caused by the fire discussed earlier and is operating at near historic levels of efficiency. The restructuring of our Hagen facility announced in November 2020, also allowed us to start shedding significant fixed costs, while absorbing Hagen’s output in existing facilities.

Despite Specialty operating earnings decreasing by 50 basis points in fiscal 2021 compared to fiscal 2020, this segment had a strong year, primarily from burgeoning demand from the transportation market. This segment also incurred significant manufacturing inefficiencies from the pandemic in the first half of fiscal 2021 and the startup of the new HSL in our

Springfield, MO facilities in the second half. Specialty did increase its operating earnings dollars by $3.8 million, compared to the prior year.
Interest Expense

	Fiscal 2021		Fiscal 2020		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$38.5	1.3%	$43.7	1.4%	$(5.2)	(12.0)%

Interest expense of $38.5 million in fiscal 2021 (net of interest income of $2.3 million) was $5.2 million lower than the $43.7 million in fiscal 2020 (net of interest income of $2.2 million).

Our average debt outstanding was $1,105.5 million in fiscal 2021, compared to our average debt outstanding of $1,097.9 million in fiscal 2020. Our average cash interest rate incurred in fiscal 2021 was 3.3% and was 3.8% in fiscal 2020. The decrease in interest expense in fiscal 2021 compared to fiscal 2020 is primarily due to lower average interest rates.

In fiscal 2020, in connection with the issuance of the 2027 Notes, we capitalized $4.6 million of debt issuance costs. Included in interest expense were non-cash charges related to amortization of deferred financing fees of $2.1 million in fiscal 2021 and $1.7 million in fiscal 2020.

Other (Income) Expense, Net

	Fiscal 2021		Fiscal 2020		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$7.8	0.2%	$(0.5)	—%	$8.3	NM

Other (income) expense, net was expense of $7.8 million in fiscal 2021 compared to income of $0.5 million in fiscal 2020. Foreign currency losses were $6.7 million in fiscal 2021 compared to $0.3 million in fiscal 2020.

Earnings Before Income Taxes

	Fiscal 2021		Fiscal 2020		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$170.1	5.7%	$147.0	4.7%	$23.1	15.8%

As a result of the factors discussed above, fiscal 2021 earnings before income taxes were $170.1 million, an increase of $23.1 million or 15.8% compared to fiscal 2020.

Income Tax Expense

	Fiscal 2021		Fiscal 2020		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$26.8	0.9%	$9.9	0.3%	$16.9	NM
Effective tax rate	15.7%		6.7%		9.0%
NM = not meaningful

Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The Company’s income tax provision consists of federal, state and foreign income taxes. The effective income tax rate was 15.7% in fiscal 2021 compared to the fiscal 2020 effective income tax rate of 6.7%. The rate increase in fiscal 2021 compared to fiscal 2020 is primarily due to Swiss tax reform, partially offset by the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures were effective January 1, 2020. We recorded a net deferred tax asset of $22.5 million during fiscal 2020, related to the amortizable goodwill and based on further evaluation with the Swiss tax authority, recorded an additional income tax benefit of $1.9 million during fiscal 2021.

The fiscal 2021 foreign effective income tax rate was 6.8% on foreign pre-tax income of $114.1 million compared to an effective income tax rate of (7.4%) on foreign pre-tax income of $110.7 million in fiscal 2020. For both fiscal 2021 and 2020, the difference in the foreign effective tax rate versus the U.S. statutory rate of 21% is primarily attributable to lower tax rates in the foreign countries in which we operate. The rate increase in fiscal 2021 compared to fiscal 2020 is primarily due to Swiss tax reform, partially offset by the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2021 and fiscal 2020 and was taxed, excluding the impact from Swiss tax reform, at approximately 8% and 3%, respectively.
Results of Operations—Fiscal 2020 Compared to Fiscal 2019

The following table presents summary Consolidated Statements of Income data for fiscal year ended March 31, 2020, compared to fiscal year ended March 31, 2019:

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$3,087.8	100.0%	$2,808.0	100.0%	$279.8	10.0%
Cost of goods sold	2,301.0	74.5	2,104.6	74.9	196.4	9.3
Inventory adjustment relating to acquisition and exit activities	1.9	0.1	10.3	0.4	(8.4)	(82.1)
Gross profit	784.9	25.4	693.1	24.7	91.8	13.3
Operating expenses	529.7	17.1	441.4	15.7	88.3	20.0
Restructuring and other exit charges	20.8	0.7	34.8	1.2	(14.0)	(40.2)
Impairment of goodwill	39.7	1.3	—	—	39.7	NM
Impairment of indefinite-lived intangibles	4.5	0.1	—	—	4.5	NM
Legal proceedings charge, net	—	—	4.4	0.2	(4.4)	NM
Operating earnings	190.2	6.1	212.5	7.6	(22.3)	(10.5)
Interest expense	43.7	1.4	30.9	1.1	12.8	41.5
Other (income) expense, net	(0.5)	—	(0.5)	—	—	—
Earnings before income taxes	147.0	4.7	182.1	6.5	(35.1)	(19.4)
Income tax expense	9.9	0.3	21.6	0.8	(11.7)	(54.5)
Net earnings	137.1	4.4	160.5	5.7	(23.4)	(14.6)
Net earnings (losses) attributable to noncontrolling interests	—	—	0.3	—	(0.3)	NM
Net earnings attributable to EnerSys stockholders	$137.1	4.4%	$160.2	5.7%	$(23.1)	(14.4)%
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

Net Sales

Segment sales

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Energy Systems	$1,357.3	44.0%	$1,086.3	38.7%	$271.0	25.0%
Motive Power	1,348.2	43.7	1,391.8	49.5	(43.6)	(3.1)
Specialty	382.3	12.3	329.9	11.8	52.4	15.9
Total net sales	$3,087.8	100.0%	$2,808.0	100.0%	$279.8	10.0%

Net sales of our Energy Systems segment increased in fiscal 2020 by $271.0 million, or 25.0%, compared to the prior year, primarily due to a 40% increase from the Alpha and NorthStar acquisitions, partially offset by a 12% decrease in organic volume, a 2% decrease in currency translation impact and a 1% decrease in pricing. The decrease in organic volume in fiscal 2020 is primarily from the deferral of spending by telecom and broadband customers and the conclusion of a large enclosure order in the preceding year.

Net sales of our Motive Power segment decreased in fiscal 2020 by $43.6 million, or 3.1%, compared to the prior year, primarily due to a 2% decrease in currency translation impact and a 1% decrease in pricing. The lack of organic growth in motive power product volume was due to greater competition in European markets and the September 2019 fire in our Richmond, Kentucky facility.

Net sales of our Specialty segment increased in fiscal 2020 by $52.4 million, or 15.9%, compared to the prior year, primarily due to a 9% increase from the NorthStar acquisition and an 8% increase in organic volume, partially offset by a 1% decrease in pricing. Organic volume improvement is primarily due to our continuing push into the transportation markets for starting, lighting and ignition batteries for cars and trucks.

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

Operating Items

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$529.7	17.1%	$441.4	15.7%	$88.3	20.0%
Restructuring and other exit charges	20.8	0.7	34.8	1.2	(14.0)	(40.2)
Impairment of goodwill	39.7	1.3	—	—	39.7	NM
Impairment of indefinite-lived intangibles	4.5	0.1	—	—	4.5	NM
Legal proceedings charge, net	—	—	4.4	0.2	(4.4)	NM
NM = not meaningful

Operating Expenses

Operating expenses increased $88.3 million or 20% in fiscal 2020 from fiscal 2019 and increased as a percentage of net sales by 140 basis points. Excluding the impact of the foreign currency translation, the increase reflects the inclusion of Alpha and NorthStar, as well as an increase of $25.0 million towards new product development.

Selling expenses, our main component of operating expenses, were 44.7% of total operating expenses in fiscal 2020, compared to 46.4% of total operating expenses in fiscal 2019.

Impairment of goodwill and indefinite-lived intangibles

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

In the fourth quarter of fiscal 2020, we conducted our annual goodwill impairment test which indicated that the fair value of Asia was less than its carrying value. We recorded a non-cash charge of $39.7 million related to goodwill impairment in our legacy Asia reporting unit under the caption “Impairment of goodwill” in the Consolidated Statements of Income. We also recorded a non-cash charge of $4.5 million related to indefinite-lived trademarks in our legacy EMEA segment, under the caption “Impairment of indefinite-lived intangibles” in the Consolidated Statements of Income. The key factors contributing to the impairment in Asia was the increasing pressure on organic sales growth that we began to experience in fiscal 2019 due to a slowdown in telecom spending in the PRC amidst growing trade tensions between the U.S.A and China. The impact of these trade tensions on our ability to capture market share in the PRC accelerated in the second half of the fiscal year. Throughout fiscal 2020, there was a general slowdown in the Chinese economy which was further exacerbated by the outbreak of the COVID-19 pandemic, causing disruption to two of our plants in China in the fourth quarter. Also contributing to the poor performance of the Asia region was a general softening of demand in Australia, that began in fiscal 2019 and continued throughout fiscal 2020. We monitored the performance of our Asia reporting unit for interim impairment indicators throughout fiscal 2020, but the emergence of COVID-19 in China in December 2019 coupled with the totality of economic headwinds in the region resulted in the recognition of a goodwill impairment loss in connection with our annual impairment test.
During the fourth quarter of fiscal 2020, management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge relating to two of its trademarks in the EMEA segment, that were acquired through legacy acquisitions was appropriate, as it plans to phase out these trademarks.

Restructuring, exit and other charges

Fiscal 2020

Included in our fiscal 2020 operating results were restructuring charges of $6.8 million in the Energy Systems, $1.9 million in Motive Power and $2.3 million in Specialty. Restructuring charges in Energy Systems and Specialty primarily related to the NorthStar acquisition.

Also included in our fiscal 2020 operating results were exit charges of $9.8 million, of which $5.1 million related to the closure of our facility in Targovishte, Bulgaria in Specialty.

In keeping with our strategy of exiting the manufacture of batteries for diesel-electric submarines, during fiscal 2020, we sold certain licenses and assets for $2.0 million and recorded a net gain of $0.9 million, which were reported as other exit charges in Specialty.

During fiscal 2020, we also wrote off $5.5 million of assets at our Kentucky and Tennessee Motive Power plants, as a result of our strategic product mix shift from traditional flooded batteries to maintenance free lead acid and lithium batteries.

Fiscal 2019

Included in our fiscal 2019 operating results were restructuring charges of $5.1 million in the Energy Systems, $4.8 million in Motive Power and $0.7 million in Specialty.

Also included in our fiscal 2019 operating results were exit charges of $24.1 million, of which $17.7 million related to the closure of our facility in Targovishte, Bulgaria (Specialty), $4.9 million related to the disposition of GAZ Geräte - und

Akkumulatorenwerk Zwickau GmbH, a wholly-owned German subsidiary (Energy Systems) and $1.0 million related to dissolving a joint venture in Tunisia (Motive).

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

We recorded $10.0 million of damages caused to our fixed assets and inventories, as well as for cleanup, asset replacement and other ancillary activities directly associated with the fire, which were initially reflected as a receivable for probable insurance recoveries. We received $12.0 million in advances related to our initial claims for recovery from our property and casualty insurance carriers in fiscal 2020. Subsequent to March 31, 2020, we also received an additional $8.7 million towards the business interruption claim, of which, $5.0 million was booked as a reduction to our cost of goods sold in our fourth quarter. The final settlement of this claim is discussed further under Results of Operations—Fiscal 2021 Compared to Fiscal 2020 in this section.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2020		Fiscal 2019		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions (2)	As % Net Sales(1)	In Millions	%
Energy Systems	$67.9	5.0%	$45.2	4.2%	$22.7	50.1%
Motive Power	146.7	10.9	172.7	12.4	(26.0)	(15.0)
Specialty	42.5	11.1	44.1	13.4	(1.6)	(3.7)
Subtotal	257.1	8.3	262.0	9.3	(4.9)	(1.9)
Inventory step up to fair value relating to acquisitions - Energy Systems	(0.3)	—	(7.7)	(0.7)	7.4	(96.1)
Inventory step up to fair value relating to acquisitions - Specialty	(1.6)	(0.4)	(2.6)	(0.8)	1.0	(40.2)
Restructuring charges - Energy Systems	(7.3)	(0.5)	(10.7)	(1.0)	3.4	(36.0)
Restructuring and other exit charges - Motive Power	(2.0)	(0.1)	(5.8)	(0.4)	3.8	(77.8)
Restructuring and other exit charges - Specialty	(6.0)	(1.6)	(18.3)	(5.6)	12.3	(67.2)
Fixed asset write-off relating to exit activities and other - Motive Power	(5.4)	(0.4)	—	—	(5.4)	NM
Fixed asset write-off relating to exit activities and other - Energy Systems	(0.1)	—	—	—	(0.1)	NM
Impairment of goodwill	(39.7)	(1.3)	—	—	(39.7)	NM
Impairment of indefinite-lived intangibles	(4.5)	(0.1)	—	—	(4.5)	NM
Legal proceedings charge - Energy Systems	—	—	(4.3)	(0.4)	4.3	NM
Legal proceedings charge - Motive Power	—	—	(0.1)	—	0.1	NM
Total operating earnings	$190.2	6.1%	$212.5	7.6%	$(22.3)	(10.5)%
NM = not meaningful
(1)The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales except for impairment of goodwill and indefinite-lived intangibles, which are shown as percentage of total company net sales, as they related to the Company's legacy reporting units as discussed earlier in this section under Impairment of goodwill and indefinite-lived intangibles.
(2)Restated for ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)”. See Note 1 to the Consolidated Financial Statements for more details.

Operating earnings decreased $22.3 million or 10.5% in fiscal 2020, compared to fiscal 2019. Operating earnings, as a percentage of net sales, decreased 150 basis points in fiscal 2020, compared to fiscal 2019. Excluding the impact of highlighted items, operating earnings in fiscal 2020 decreased 100 basis points primarily due to the September 2019 fire at our Richmond, Kentucky motive power production facility which resulted in missed sales opportunities and higher manufacturing costs, as well as the decline in our organic volume.
The Energy Systems operating earnings, increased $22.7 million, or 50.1%, in fiscal 2020 compared to fiscal 2019, with the operating margin increasing 80 basis points to 5.0%. This positive impact was primarily due to Alpha's contribution to operating earnings of $53.2 million or 9.7% of its sales for fiscal 2020, as well as the impact of lower commodity costs.

The Motive Power operating earnings, decreased $26.0 million, or 15.0%, in fiscal 2020 compared to fiscal 2019, with the operating margin decreasing 150 basis points to 10.9%. The decrease is primarily due to the fire at our Richmond, Kentucky, facility that resulted in missed sales opportunities and higher manufacturing costs.

The Specialty operating earnings, decreased $1.6 million, or 3.7%, in fiscal 2020 compared to fiscal 2019, with the operating margin decreasing by 230 basis points to 11.1% mainly due to manufacturing inefficiencies at its primary source of product, as that facility attempted to ramp up production.

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

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2021, 2020 and 2019, were $451.8 million, $327.0 million and $299.2 million, respectively.

Cash provided by operating activities for fiscal 2021, 2020 and 2019, was $358.4 million, $253.4 million and $197.9 million, respectively.

In fiscal 2021, net earnings were $143.3 million, depreciation and amortization $94.1 million, stock-based compensation $19.8 million, non-cash charges relating to exit charges $10.2 million, primarily relating to the Hagen, Germany plant closure, net gain from the disposal of assets of $3.9 million ($4.4 million from the insurance settlement relating to the Richmond fire claim), deferred tax benefit of $9.0 million and non-cash interest of $2.1 million. Decrease in primary working capital of $53.7 million, net of currency translation changes provided a source of funds and are explained below. Prepaid and other current assets provided a source of funds of $27.3 million, primarily from the receipt of $29.1 million towards the insurance receivable relating to the Richmond plant claim in fiscal 2020 and the receipt of a working capital adjustment claim of $2.0 million, relating to an acquisition made several years ago, partially offset by an increase of $3.8 million in other prepaid expenses. Accrued expenses provided a source of funds of $32.4 million primarily from payroll related accruals of $27.8 million, taxes payable of $4.5 million and selling and other expenses of $3.3 million, partially offset by payments relating to warranty of $5.8 million. Other liabilities decreased by $12.7 million primarily relating to income taxes.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital was $797.9 million (yielding a primary working capital percentage of 24.5%) at March 31, 2021 and $833.5 million (yielding a primary working capital percentage of 26.7%) at March 31, 2020. The primary working capital percentage of 24.5% at March 31, 2021 is 220 basis points lower than that for March 31, 2020, and 170 basis points lower than that for March 31, 2019. The large decrease in primary working capital dollars, compared to the prior year periods is primarily due to improved accounts receivable collections, improved inventory turns and increased accounts payable primarily due to our TPPL plant ramp-up.

Primary Working Capital and Primary Working Capital percentages at March 31, 2021, 2020 and 2019 are computed as follows:

Balance at March 31, (1) (2)	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital (%)
		(in millions)
2021	$603.6	$518.2	$(323.9)	$797.9	$3,254.2	24.5%
2020	595.9	519.5	(281.9)	833.5	3,127.2	26.7
2019	624.1	503.9	(292.4)	835.6	3,186.4	26.2
(1) The Company acquired NorthStar on September 30, 2019, as disclosed in Note 4 to the Consolidated Financial Statements. Therefore, the primary working capital and related calculations as of March 31, 2019 did not include NorthStar's primary working capital and its components.
(2) The inclusion of NorthStar from its respective date of acquisition did not have a material impact on the Company's consolidated primary working capital as of March 31, 2020.

Cash used in investing activities for fiscal 2021, 2020 and 2019 was $65.0 million, $274.8 million and $723.9 million, respectively. During fiscal 2021 we did not make any acquisitions.

During fiscal 2020 we acquired NorthStar for $176.5 million.

During fiscal 2019, we acquired Alpha for a total purchase consideration of $742.5 million, of which $650.0 million was paid in cash and the balance, after adjusting for working capital of $0.8 million due from seller, was settled by issuing 1,177,630 shares of EnerSys common stock at a closing date fair value of $93.3 million. See Note 4 to the Consolidated Financial Statements for more details.

In fiscal 2019, we also had a minor acquisition resulting in a cash outflow of $5.4 million.

Capital expenditures were $70.0 million, $101.4 million and $70.4 million in fiscal 2021, 2020 and 2019, respectively.

Financing activities used cash of $188.7 million in fiscal 2021. During fiscal 2021, we borrowed $102.0 million under the Amended 2017 Revolver and repaid $210.0 million of the Amended 2017 Revolver. Repayment on the Amended 2017 Term Loan was $39.6 million and net payments on short-term debt were $15.9 million. Proceeds from stock options during fiscal 2021 were $9.1 million. Payment of cash dividends to our stockholders were $29.8 million, payment of taxes related to net share settlement of equity awards were $5.2 million.

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

As a result of the above, total cash and cash equivalents increased by $124.8 million from $327.0 million at March 31, 2020 to $451.8 million at March 31, 2021.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $820 million at March 31, 2021 to cover short-term liquidity requirements. Our Amended Credit Facility is committed through September 30, 2022, as long as we continue to comply with the covenants and conditions of the credit facility agreement. We have $698 million in available committed credit lines under our Amended Credit Facility at March 31, 2021.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2021, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$976.0	$45.6	$630.4	$—	$300.0
Short-term debt	34.2	34.2	—	—	—
Interest on debt	240.9	33.7	51.1	26.3	129.8
Operating leases	77.1	24.7	27.3	12.1	13.0
Tax Act - Transition Tax	59.2	6.2	18.3	34.7	—
Pension benefit payments and profit sharing	39.8	3.2	6.4	7.9	22.3
Restructuring and Hagen exit related accruals	27.2	27.2	—	—	—
Purchase commitments	11.3	11.3	—	—	—
Lead and foreign currency forward contracts	2.6	2.6	—	—	—
Finance lease obligations, including interest	0.7	0.3	0.4	—	—
Total	$1,469.0	$189.0	$733.9	$81.0	$465.1

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the above table.

Under our Amended Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $3.0 million as of March 31, 2021.

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

Shown below are the leverage ratios at March 31, 2021 and 2020, in connection with the Amended Credit Facility.

The total net debt, as defined under the Amended Credit Facility is $615.0 million for fiscal 2021 and is 1.7 times adjusted EBITDA (non-GAAP), compared to total net debt of $905.6 million and 2.3 times adjusted EBITDA (non-GAAP) for fiscal 2020.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) for March 31, 2021 and 2020, in connection with the Amended Credit Facility:

	Fiscal 2021	Fiscal 2020
	(in millions, except ratios)
Net earnings as reported	$143.3	$137.1
Add back:
Depreciation and amortization	94.1	87.3
Interest expense	38.5	43.7
Income tax expense	26.8	9.9
EBITDA (non GAAP)(1)	$302.7	$278.0
Adjustments per credit agreement definitions(2)	56.3	123.6
Adjusted EBITDA (non-GAAP) per credit agreement(1)	$359.0	$401.6
Total net debt(3)	$615.0	$905.6
Leverage ratios(4):
Total net debt/adjusted EBITDA ratio	1.7 X	2.3 X
Maximum ratio permitted	3.5 X	3.5 X
Consolidated interest coverage ratio(5)	9.8 X	9.1 X
Minimum ratio required	3.0 X	3.0 X

(1)We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use them as key measures of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our Amended Credit Facility are based on EBITDA, subject to adjustments, which are shown above. Continued availability of credit under our Amended Credit Facility is critical to our ability to meet our business plans. We believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding revolving credit and term loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing fees, which is included in interest expense.
(2)The $56.3 million adjustment to EBITDA in fiscal 2021 primarily related to $19.8 million of non-cash stock compensation, $33.2 million of restructuring and other exit charges, business integration costs of $7.3 million, partially offset by $3.9 million of gain ($4.4 million gain less insurance deductibles) relating to the final settlement of the Richmond, KY fire claim. The $123.6 million adjustment to EBITDA in fiscal 2020 primarily related to impairment of goodwill and other intangible assets of $44.2 million, $20.8 million of non-cash stock compensation, inclusion of $18.5 million of six months of pro forma earnings of NorthStar, $20.8 million of restructuring and other exit charges and $1.9 million of inventory adjustments (fair value step up relating to the NorthStar transaction), $14.3 million for insurance reimbursement for business interruption due to the Richmond, KY fire and other charges of $3.1 million.
(3)Debt includes finance lease obligations and letters of credit and is net of all U.S. cash and cash equivalents and excludes $53 million of foreign cash and investments, as defined in the Amended Credit Facility. In fiscal 2021, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and foreign cash investments of $399 million, and in fiscal 2020, were $262 million.
(4)These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our Amended Credit Facility, for fiscal 2021 and fiscal 2020, respectively.
(5)As defined in the Amended Credit Facility, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $2.1 million and $1.7 million for fiscal 2021 and fiscal 2020, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements - Summary of Significant Accounting Policies for a description of certain recently issued accounting standards that were adopted or are pending adoption that could have a significant impact on our Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

Related Party Transactions

None.

Sequential Quarterly Information

The first half of fiscal 2021 was negatively impacted by COVID-19 but the Company rebounded in the second half of the year, which also saw the closure of our Hagen facility in Germany. The Company incurred exit charges of $11.7 million in the third quarter and $19.6 million in the fourth quarter, primarily for severance payments, related to this closure. Gross margins remained relatively stable throughout the two years. In the fourth quarter of fiscal 2020, the Company recorded impairment charges relating to goodwill in Asia of $39.7 million and trademarks in EMEA of $4.5 million in the fourth quarter of fiscal 2020. The Company also had an income tax benefit of $21.0 million in the second quarter of fiscal 2020, on account of the Swiss tax reform.

We have also included the operating results of NorthStar, in our third and fourth quarter results, for the period commencing on September 30, 2019 (the date of acquisition). NorthStar's sales for the third and fourth quarters of fiscal 2020 were $27.8 million and $26.7 million, respectively, while net loss, for the same periods were $13.5 million and $0.5 million, respectively. NorthStar sales for the four quarters of fiscal 2021 were $29.9 million, $27.3 million, $17.5 million and $10.3 million, respectively.

	Fiscal 2021				Fiscal 2020
	July 4, 2020 1st Qtr.	Oct. 4, 2020 2nd Qtr.	Jan. 3, 2020 3rd Qtr.	March 31, 2021 4th Qtr.	June 30, 2019 1st Qtr.	Sept. 29, 2019 2nd Qtr.	Dec. 29, 2019 3rd Qtr.	March 31, 2020 4th Qtr.
	(in millions, except share and per share amounts)
Net sales	$704.9	$708.4	$751.1	$813.5	$780.2	$762.1	$763.7	$781.8
Cost of goods sold	529.9	530.9	561.8	616.2	578.7	564.8	574.6	582.9
Inventory step up to fair value relating to acquisitions and exit activities	—	—	—	—	—	—	3.8	(1.9)
Gross profit	175.0	177.5	189.3	197.3	201.5	197.3	185.3	200.8
Operating expenses	120.4	119.0	118.0	124.9	130.8	132.3	132.8	133.8
Restructuring, exit and other charges	1.4	3.1	15.2	20.7	2.4	6.3	9.4	2.7
Impairment of goodwill	—	—	—	—	—	—	—	39.7
Impairment of indefinite-lived intangibles	—	—	—	—	—	—	—	4.5
Operating earnings	53.2	55.4	56.1	51.7	68.3	58.7	43.1	20.1
Interest expense	10.2	9.8	9.4	9.1	10.9	10.1	11.1	11.6
Other (income) expense, net	1.4	4.1	2.9	(0.6)	(1.2)	0.2	(0.6)	1.1
Earnings before income taxes	41.6	41.5	43.8	43.2	58.6	48.4	32.6	7.4
Income tax expense (benefit)	6.4	5.8	5.2	9.4	10.0	(14.3)	5.3	8.9
Net earnings (loss)	35.2	35.7	38.6	33.8	48.6	62.7	27.3	(1.5)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net earnings (loss) attributable to EnerSys stockholders	$35.2	$35.7	$38.6	$33.8	$48.6	$62.7	$27.3	$(1.5)
Net earnings (loss) per common share attributable to EnerSys stockholders:
Basic	$0.83	$0.84	$0.91	$0.79	$1.14	$1.48	$0.65	$(0.04)
Diluted	$0.82	$0.83	$0.89	$0.78	$1.13	$1.47	$0.64	$(0.04)
Weighted-average number of common shares outstanding:
Basic	42,385,888	42,521,659	42,599,834	42,686,413	42,656,339	42,392,039	42,286,641	42,312,315
Diluted	42,932,054	43,087,455	43,290,403	43,587,698	43,118,434	42,708,082	42,838,969	42,312,315

Net Sales

Quarterly net sales by segment were as follows:

	Fiscal 2021				Fiscal 2020
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(in millions)
Net sales by segment:
Energy Systems	$353.4	$340.8	$337.2	$348.8	$353.8	$342.9	$345.5	$315.1
Motive Power	262.8	263.8	304.4	332.8	344.4	335.3	315.5	353.0
Specialty	88.7	103.8	109.5	131.9	82.0	83.9	102.7	113.7
Total	$704.9	$708.4	$751.1	$813.5	$780.2	$762.1	$763.7	$781.8
Segment net sales as % of total:
Energy Systems	50.1%	48.1%	44.9%	42.9%	45.4%	45.0%	45.3%	40.3%
Motive Power	37.3	37.2	40.5	40.9	44.1	44.0	41.3	45.2
Specialty	12.6	14.7	14.6	16.2	10.5	11.0	13.4	14.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2021 are $2.6 million (pre-tax). Those contracts that result in an asset position at March 31, 2021 are $1.0 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $4.1 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2021	$50.6	54.5	$0.93	10%
March 31, 2020	30.1	35.0	0.86	6
March 31, 2019	39.2	42.0	0.93	7
(1)Based on the fiscal year lead requirements for the periods then ended.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $54 million for the fiscal year ended March 31, 2021.

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

At March 31, 2021 and 2020, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $3.7 million and $3.0 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EnerSys (the Company) as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 26, 2021 expressed an unqualified opinion thereon.
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

Valuation of Indefinite-Lived Intangible Assets
Description of the Matter
As reflected in the Company’s consolidated financial statements, the Company’s indefinite-lived intangible assets were $147.2 million as of March 31, 2021 and included $56.0 million of trademarks recognized in connection with the acquisition of the Alpha Group. As discussed in Note 1 to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at least annually.

Auditing management’s annual quantitative indefinite-lived intangible assets impairment tests was complex and involved a high degree of subjectivity due to the significant estimation required in determining the fair value of the indefinite-lived intangible assets. The fair value estimates related to the Company’s indefinite-lived intangible assets were sensitive to significant assumptions such as discount rates, revenue growth rates, royalty rates, and terminal growth rates, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual quantitative indefinite-lived intangible assets impairment tests. For example, we tested controls over management’s review of the valuation models, the significant assumptions used to develop the estimate including forecasted revenue growth rates and royalty rates, and the completeness and accuracy of the data used in the valuations.
To test the estimated fair value of the Company’s indefinite-lived intangible assets, we performed audit procedures that included, among other procedures, assessing fair value methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we compared the significant assumptions used by management to current industry, market and economic trends, to historical results of the Company's business and other guideline companies within the same industry and to other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the indefinite-lived intangible assets that would result from changes in the assumptions. We also involved internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company.

Income Taxes - Uncertain Tax Positions
Description of the Matter
As discussed in Note 14 to the Company’s consolidated financial statements, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Also as disclosed in Note 14, approximately 67% of the Company’s consolidated earnings before taxes are generated in foreign jurisdictions. Uncertainty in a tax position taken or to be taken on a tax return may arise as tax laws are subject to interpretation. The Company must identify its uncertain tax positions and uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of March 31, 2021, the Company accrued liabilities of $6.8 million for uncertain tax positions.

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
May 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys
Opinion on Internal Control over Financial Reporting

We have audited EnerSys’ internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EnerSys (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated May 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 26, 2021

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$451,808	$326,979
Accounts receivable, net of allowance for doubtful accounts (2021–$12,992; 2020–$15,246)	603,581	595,873
Inventories	518,247	519,460
Prepaid and other current assets	117,681	120,593
Total current assets	1,691,317	1,562,905
Property, plant, and equipment, net	497,056	480,014
Goodwill	705,593	663,936
Other intangible assets, net	430,898	455,685
Deferred taxes	65,212	55,803
Other assets	72,721	83,355
Total assets	$3,462,797	$3,301,698
Liabilities and Equity
Current liabilities:
Short-term debt	$34,153	$46,544
Current portion of finance leases	236	162
Accounts payable	323,876	281,873
Accrued expenses	318,723	271,740
Total current liabilities	676,988	600,319
Long-term debt, net of unamortized debt issuance costs	969,618	1,104,731
Finance leases	435	407
Deferred taxes	76,412	78,363
Other liabilities	195,768	213,816
Total liabilities	1,919,221	1,997,636
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2021 and at March 31, 2020	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 55,552,810 shares issued and 42,753,020 shares outstanding at March 31, 2021; 55,114,808 shares issued and 42,323,305 shares outstanding at March 31, 2020	555	551
Additional paid-in capital	554,168	529,100
Treasury stock at cost, 12,799,790 shares held as of March 31, 2021 and 12,791,503 shares held as of March 31, 2020	(563,481)	(564,376)
Retained earnings	1,669,751	1,556,980
Accumulated other comprehensive loss	(115,883)	(215,006)
Contra equity - indemnification receivable	(5,355)	(6,724)
Total EnerSys stockholders’ equity	1,539,755	1,300,525
Nonredeemable noncontrolling interests	3,821	3,537
Total equity	1,543,576	1,304,062
Total liabilities and equity	$3,462,797	$3,301,698

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2021	2020	2019
Net sales	$2,977,932	$3,087,868	$2,808,017
Cost of goods sold	2,238,782	2,301,148	2,104,612
Inventory step up to fair value relating to acquisitions and exit activities	—	1,854	10,379
Gross profit	739,150	784,866	693,026
Operating expenses	482,401	529,643	441,415
Restructuring and other exit charges	40,374	20,766	34,709
Impairment of goodwill	—	39,713	—
Impairment of indefinite-lived intangibles	—	4,549	—
Legal proceedings charge, net	—	—	4,437
Operating earnings	216,375	190,195	212,465
Interest expense	38,436	43,673	30,868
Other (income) expense, net	7,804	(415)	(614)
Earnings before income taxes	170,135	146,937	182,211
Income tax expense	26,761	9,821	21,584
Net earnings	143,374	137,116	160,627
Net earnings attributable to noncontrolling interests	—	—	388
Net earnings attributable to EnerSys stockholders	$143,374	$137,116	$160,239
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.37	$3.23	$3.79
Diluted	$3.32	$3.20	$3.73
Dividends per common share	$0.70	$0.70	$0.70
Weighted-average number of common shares outstanding:
Basic	42,548,449	42,411,834	42,335,023
Diluted	43,224,403	42,896,775	43,008,952

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2021	2020	2019
Net earnings	$143,374	$137,116	$160,627
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivative instruments, net of tax	6,283	(5,793)	3,295
Pension funded status adjustment, net of tax	1,847	(2,003)	1,712
Foreign currency translation adjustment	91,277	(64,721)	(106,555)
Total other comprehensive gain (loss), net of tax	99,407	(72,517)	(101,548)
Total comprehensive income	242,781	64,599	59,079
Comprehensive gain (loss) attributable to noncontrolling interests	284	(193)	(195)
Comprehensive income attributable to EnerSys stockholders	$242,497	$64,792	$59,274

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2018	$—	$546	$477,288	$(560,991)	$1,320,549	$(41,717)	$—	1,195,675	$5,436	1,201,111
Stock-based compensation	—	—	22,608	—	—	—	—	22,608	—	22,608
Exercise of stock options	—	2	9,046	—	—	—	—	9,048	—	9,048
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(3,630)	—	—	—	—	(3,630)	—	(3,630)
Purchase of common stock	—	—	—	(56,436)	—	—	—	(56,436)	—	(56,436)
Reissuance of treasury stock, on LIFO basis, towards Alpha purchase consideration	—	—	6,805	86,463	—	—	—	93,268	—	93,268
Reissuance of treasury stock towards employee stock purchase plan	—	—	—	204	—	—	—	204	—	204
Contra equity - indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	(7,840)	(7,840)	—	(7,840)
Other	—	—	(141)	—	—	—	—	(141)	—	(141)
Net earnings	—	—	—	—	160,239	—	—	160,239	388	160,627
Dividends ($0.70 per common share)	—	—	720	—	(30,463)	—	—	(29,743)	—	(29,743)
Dissolution of joint venture	—	—	—	—	—	—	—	—	(1,511)	(1,511)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $120)	—	—	—	—	—	1,712	—	1,712	—	1,712
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,006)	—	—	—	—	—	3,295	—	3,295	—	3,295
Foreign currency translation adjustment	—	—	—	—	—	(105,972)	—	(105,972)	(583)	(106,555)
Balance at March 31, 2019	$—	$548	$512,696	$(530,760)	$1,450,325	$(142,682)	$(7,840)	$1,282,287	$3,730	$1,286,017
Stock-based compensation	—	—	20,780	—	—	—	—	20,780	—	20,780
Exercise of stock options	—	3	1,414	—	—	—	—	1,417	—	1,417
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(6,393)	—	—	—	—	(6,393)	—	(6,393)
Purchase of common stock	—	—	—	(34,561)	—	—	—	(34,561)	—	(34,561)
Reissuance of treasury stock towards employee stock purchase plan	—	—	(73)	945	—	—	—	872	—	872
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,116	1,116	—	1,116
Other	—	—	(80)	—	—	—	—	(80)	—	(80)
Net earnings	—	—	—	—	137,116	—	—	137,116	—	137,116
Dividends ($0.70 per common share)	—	—	756	—	(30,461)	—	—	(29,705)	—	(29,705)
Other comprehensive income:
Pension funded status adjustment (net of tax expense of $468)	—	—	—	—	—	(2,003)	—	(2,003)	—	(2,003)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,793)	—	—	—	—	—	(5,793)	—	(5,793)	—	(5,793)
Foreign currency translation adjustment	—	—	—	—	—	(64,528)	—	(64,528)	(193)	(64,721)
Balance at March 31, 2020	$—	$551	$529,100	$(564,376)	$1,556,980	$(215,006)	$(6,724)	$1,300,525	$3,537	$1,304,062
Stock-based compensation	—	—	19,817	—	—	—	—	19,817	—	19,817
Exercise of stock options	—	4	9,110	—	—	—	—	9,114	—	9,114
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(5,153)	—	—	—	—	(5,153)	—	(5,153)
Reissuance of treasury stock towards employee stock purchase plan	—	—	(49)	895	—	—	—	846	—	846
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,369	1,369	—	1,369
Other	—	—	571	—	—	—	—	571	—	571
Net earnings	—	—	—	—	143,374	—	—	143,374	—	143,374
Dividends ($0.70 per common share)	—	—	772	—	(30,603)	—	—	(29,831)	—	(29,831)
Other comprehensive income:

Pension funded status adjustment (net of tax benefit of $424)	—	—	—	—	—	1,847	—	1,847	—	1,847
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,952)	—	—	—	—	—	6,283	—	6,283	—	6,283
Foreign currency translation adjustment	—	—	—	—	—	90,993	—	90,993	284	91,277
Balance at March 31, 2021	$—	$555	$554,168	$(563,481)	$1,669,751	$(115,883)	$(5,355)	$1,539,755	$3,821	$1,543,576
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2021	2020	2019
Cash flows from operating activities
Net earnings	$143,374	$137,116	$160,627
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	94,082	87,344	63,348
Write-off of assets relating to restructuring and other exit charges	10,231	10,986	26,308
Impairment of goodwill	—	39,713	—
Impairment of indefinite-lived intangibles and fixed assets	—	4,549	—
Derivatives not designated in hedging relationships:
Net (gains) losses	(430)	178	1,856
Cash (settlements) proceeds	905	(793)	(1,802)
Provision for doubtful accounts	178	4,821	1,385
Deferred income taxes	(8,994)	(16,486)	(6,456)
Non-cash interest expense	2,072	1,673	1,316
Stock-based compensation	19,817	20,780	22,608
Gain on disposal of property, plant, and equipment	(3,883)	(86)	(258)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,713	26,486	5,974
Inventories	24,176	(9,379)	(46,614)
Prepaid and other current assets	27,292	(17,508)	(20,195)
Other assets	424	3,089	(7,611)
Accounts payable	20,797	(33,490)	9,944
Legal proceedings accrual	—	—	7,258
Accrued expenses	32,357	7,055	(4,937)
Other liabilities	(12,736)	(12,650)	(14,896)
Net cash provided by operating activities	358,375	253,398	197,855

Cash flows from investing activities
Capital expenditures	(70,020)	(101,425)	(70,372)
Purchase of businesses	—	(176,548)	(654,614)
Proceeds from sale of facility	—	720	—
Insurance proceeds relating to property, plant and equipment	4,800	403	—
Proceeds from disposal of property, plant, and equipment	176	2,031	1,103
Net cash used in investing activities	(65,044)	(274,819)	(723,883)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(15,934)	(5,325)	37,424
Proceeds from Amended 2017 Revolver borrowings	102,000	386,700	531,100
Proceeds from 2027 Notes	—	300,000	—
Repayments of Amended 2017 Revolver borrowings	(210,000)	(517,700)	(427,600)
Proceeds from Amended 2017 Term Loan	—	—	299,105
Repayments of Amended 2017 Term Loan	(39,589)	(28,138)	(11,666)
Debt issuance costs	—	(4,607)	(1,393)
Finance lease obligations and other	650	995	368
Option proceeds	9,114	1,417	9,048
Payment of taxes related to net share settlement of equity awards	(5,153)	(6,393)	(3,630)
Purchase of treasury stock	—	(34,561)	(56,436)
Dividends paid to stockholders	(29,812)	(29,705)	(29,743)
Net cash (used in) provided by financing activities	(188,724)	62,683	346,577
Effect of exchange rate changes on cash and cash equivalents	20,222	(13,495)	(43,455)
Net increase (decrease) in cash and cash equivalents	124,829	27,767	(222,906)
Cash and cash equivalents at beginning of year	326,979	299,212	522,118
Cash and cash equivalents at end of year	$451,808	$326,979	$299,212

Supplemental disclosures:
Non-cash investing and financing activities:
Common stock issued as partial consideration for Alpha acquisition	$—	$—	$93,268
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2021
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

The Company's primary performance obligation to its customers is the delivery of finished goods and products, pursuant to purchase orders. Control of the products sold typically transfers to its customers at the point in time when the goods are shipped as this is also when title generally passes to its customers under the terms and conditions of the customer arrangements.

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

Warranties

The Company’s products are warranted for a period ranging from one to twenty years for Energy Systems batteries, from one to seven years for Motive Power batteries and for a period ranging from one to four years for Specialty transportation batteries. The Company provides for estimated product warranty expenses when the related products are sold. The assessment of the adequacy of the reserve includes a review of open claims and historical experience.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected credit losses. The Company maintains an allowance for credit losses for the expected failure or inability of its customers to make required payments. The Company recognizes the allowance for expected credit losses at inception and reassesses quarterly based on management’s expectation of the asset’s collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, as well as management’s expectations of conditions in the future. The Company’s allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of assets pooled together with similar risk characteristics. Accounts are written off when management determines the account is uncollectible.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. The cost of inventory consists of material, labor, and associated overhead.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived trademarks are tested for impairment at least annually and whenever events or circumstances occur indicating that a possible impairment may have been incurred. The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed by determining the fair value of the Company's reporting units.

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

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2021 and 2020.

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

Beginning in fiscal 2017 and until fiscal 2020, the Company granted market condition-based awards (“TSR”). A participant may earn between 0% to 200% of the number of awards granted, based on the total shareholder return of the Company's common stock over a three-year period, relative to the shareholder return of a defined peer group. The awards cliff vest on the third anniversary of the date of grant and are settled in common stock on the first anniversary of the vesting date. The TSR is calculated by dividing the sixty or ninety calendar day average price at end of the period (as applicable) and the reinvested dividends thereon by such sixty or ninety calendar day average price at start of the period. The maximum number of awards earned is capped at 200% of the target award. Additionally, no payout will be awarded in the event that the TSR at the vesting date reflects less than a 25% return from the average price at the grant date. These share units are similar to the share units granted prior to fiscal 2016, except that under these awards, the targets are more difficult to achieve as they are tied to the TSR of a defined peer group. The fair value of these awards is estimated at the date of grant, using a Monte Carlo Simulation.
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

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2021, 2020 and 2019, the Company had outstanding stock options, restricted stock units, market condition and performance condition-based awards, which could potentially dilute basic earnings per share in the future.

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

The following table sets forth the changes in the Company's allowance for doubtful accounts:

	Balance at Beginning of Period	Provision for Doubtful Debts	Write-offs, net of Recoveries and Other	Balance at End of Period
Fiscal year ended March 31, 2019	$12,643	$1,385	$(3,215)	$10,813
Fiscal year ended March 31, 2020	10,813	4,821	(388)	15,246
Fiscal year ended March 31, 2021	15,246	178	(2,432)	12,992

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (LIBOR) to an alternative reference rate such as Secured Overnight Financing Rate (SOFR). The amendments in this ASU were effective immediately and may be applied to impacted contracts and hedges prospectively through December 31, 2022. The adoption of the ASU had no impact on the Company’s Consolidated Financial Statements for the period ended March 31, 2021.

Accounting Pronouncements Issued But Not Adopted as of March 31, 2021

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740)”: Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption is not expected to have a material impact on its consolidated financial statements.

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

Service revenues for fiscal 2021, 2020 and 2019 amounted to $296,213, $270,704 and $157,236, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for fiscal 2021, 2020 and 2019 amounted to $155,217, $142,153 and $100,809, respectively.

On March 31, 2021, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $115,775, of which, the Company estimates that approximately $93,941 will be recognized as revenue in fiscal 2022, $21,011 in fiscal 2023, $774 in fiscal 2024, $49 in fiscal 2025 and $0 in fiscal 2026.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of March 31, 2021, the current and non-current portion of contract liabilities were $15,992 and $2,072, respectively. As of March 31, 2020, the current and non-current portion of contract liabilities were $17,342 and $8,356, respectively. Revenues recognized during fiscal 2021 and fiscal 2020, that were included in the contract liability at the beginning of the year, amounted to $14,064 and $18,697, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $46,451 and $39,048 as of March 31, 2021 and March 31, 2020, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At March 31, 2021, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,271 and refund liability representing amounts estimated to be refunded to customers was $7,475.

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

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of March 31, 2021	As of March 31, 2020
Operating Leases:
Right-of-use assets	Other assets	$62,159	$70,045
Operating lease current liabilities	Accrued expenses	21,774	21,128
Operating lease non-current liabilities	Other liabilities	42,528	51,215
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$573	$540
Finance lease current liabilities	Current portion of finance leases	236	162
Finance lease non-current liabilities	Finance leases	435	407

The components of lease expense for the fiscal years ended March 31, 2021 and March 31, 2020 were as follows:

	Classification	March 31, 2021	March 31, 2020
Operating Leases:
Operating lease cost	Operating expenses	$27,888	$28,855
Variable lease cost	Operating expenses	7,781	8,238
Short term lease cost	Operating expenses	6,675	7,553
Finance Leases:
Depreciation	Operating expenses	$221	$461
Interest expense	Interest expense	33	37
Total		$42,598	$45,144

The following table presents the weighted average lease term and discount rates for leases as of March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
Operating Leases:
Weighted average remaining lease term (years)	5.5 years	5.0 years
Weighted average discount rate	5.16%	5.17%
Finance Leases:
Weighted average remaining lease term (years)	3.1 years	3.5 years
Weighted average discount rate	4.81%	4.92%

The following table presents future payments due under leases reconciled to lease liabilities as of March 31, 2021:

	Finance Leases	Operating Leases
Year ended March 31,
2022	$264	$24,663
2023	218	16,618
2024	159	10,717
2025	48	6,977
2026	26	5,114
Thereafter	—	12,997
Total undiscounted lease payments	715	77,086
Present value discount	44	12,784
Lease liability	$671	$64,302

The following table presents supplemental disclosures of cash flow information related to leases for the fiscal years ended March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$33	$37
Operating cash flows from operating leases	28,036	28,593
Financing cash flows from finance leases	216	461
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$266	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	14,763	11,902

Disclosure related to periods prior to adoption of ASU 2016-02, Leases (Topic 842)

Rental expense was $40,261 for the fiscal year ended March 31, 2019.

4. Acquisitions

The Company made no acquisitions in fiscal 2021. Acquisitions made in fiscal 2020 and fiscal 2019 are as follows:

NorthStar

On September 30, 2019, the Company completed the acquisition of N Holding, AB (“NorthStar”) for $77,777 in cash consideration and the assumption of $107,018 in debt, which was funded using existing cash and credit facilities. NorthStar, through its direct and indirect subsidiaries, manufactures and distributes thin plate pure lead (TPPL) batteries and battery enclosures. NorthStar has two large manufacturing facilities in Springfield, Missouri. The Company acquired tangible and intangible assets, including trademarks, technology, customer relationships and goodwill. Based on valuations performed, trademarks were valued at $6,000, technology at $19,000, customer relationships at $9,000, and goodwill was recorded at $76,784. As a result of the change in operating segments discussed in Note 23, goodwill associated with the acquisition of NorthStar has been allocated to the Energy Systems and Specialty segments on a relative fair value basis. The useful lives of technology were estimated at 10 years, customer relationships were estimated at 15 to 18 years and trademarks were estimated at 5 years. Goodwill deductible for tax purposes is $68,522.

During fiscal 2021, the Company finalized the measurement of all provisional amounts recognized in connection with the NorthStar business combination. The purchase accounting adjustments resulted in an increase to goodwill by $2,996 as a result of finalizing income tax accounting.

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

The results of operations of Alpha have been included in the Company’s Energy Systems segment.

For the period ended March 31, 2019, that EnerSys owned Alpha, the contribution of the acquisition to net sales was $162,454 and net loss of $1,252, excluding the effect of the transaction and integration costs, and interest expense on the debt to finance the acquisition.

The Company finalized the measurement of all provisional amounts recognized for the Alpha business combination in fiscal 2020. The final amounts recognized in connection with the Alpha business combination are in the table below.

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

As of March 31, 2021, goodwill deductible for tax purposes relating to Alpha is $28,525.

The following unaudited summary information is presented on a consolidated pro forma basis as if the acquisition had occurred on April 1, 2018:

Fiscal year ended
March 31, 2019
Net sales	$3,250,332
Net earnings attributable to EnerSys stockholders	181,915
Net earnings per share attributable to EnerSys stockholders - basic	4.19
Net earnings per share attributable to EnerSys stockholders - assuming dilution	4.12

The pro forma amounts include additional interest expense on the debt issued to finance the purchases, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and plant assets, and related tax effects. The pro forma results are not necessarily indicative of the combined results had the Alpha acquisition been completed on April 1, 2018, nor are they indicative of future combined results. The pro forma results for the twelve months of fiscal 2019 exclude pre-tax transaction costs of $12,883, as well as the pre-tax amortization of the acquisition date step up to fair value of inventories of $7,263 as they are considered non-recurring in nature. The remeasurement of Alpha's deferred taxes due to the Tax Act are being excluded in arriving at these pro forma results.

5. Inventories

	March 31,
	2021	2020
Raw materials	$147,040	$141,906
Work-in-process	97,715	91,520
Finished goods	273,492	286,034
Total	$518,247	$519,460

6. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2021	2020
Land, buildings, and improvements	$313,031	$291,271
Machinery and equipment	822,725	722,955
Construction in progress	60,049	93,921
	1,195,805	1,108,147
Less accumulated depreciation	(698,749)	(628,133)
Total	$497,056	$480,014

Depreciation expense for the fiscal years ended March 31, 2021, 2020 and 2019 totaled $60,956, $56,331, and $48,618, respectively. Interest capitalized in connection with major capital expenditures amounted to $1,319, $2,030, and $1,581 for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

7. Goodwill and Other Intangible Assets

Other Intangible Assets
Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2021			2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$148,164	$(953)	$147,211	$147,352	$(953)	$146,399
Finite-lived intangible assets:
Customer relationships	298,576	(87,308)	211,268	292,155	(64,855)	227,300
Non-compete	2,825	(2,825)	—	3,021	(2,817)	204
Technology	97,349	(29,561)	67,788	96,047	(20,349)	75,698
Trademarks	8,012	(3,381)	4,631	8,012	(1,928)	6,084
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$556,122	$(125,224)	$430,898	$547,783	$(92,098)	$455,685

The Company’s amortization expense related to finite-lived intangible assets was $33,126, $31,013, and $14,730, for the years ended March 31, 2021, 2020 and 2019, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2021, is $32,624 in fiscal 2022, $30,399 in fiscal 2023, $27,545 in fiscal 2024, $26,552 in fiscal 2025 and $25,618 in fiscal 2026.

Goodwill

Concurrent with the change in operating segments effective April 1, 2020, goodwill was reassigned to the affected reporting units that have been identified within each operating segment, using a relative fair value approach outlined in ASC 350, Intangibles - Goodwill and Other.

The following table presents the amount of goodwill that has been reassigned to each of the Company's reporting units as of April 1, 2020, using the relative fair value approach, as well as changes in the carrying amount of goodwill by segment during fiscal 2020 and 2021:

	Energy Systems	Motive Power	Specialty	Americas(2)	EMEA	Asia(2)	Total
Balance at April 1, 2019	$—	$—	$—	$470,194	$143,269	$42,936	$656,399
Acquisitions during the year	—	—	—	72,056	1,732	—	73,788
Measurement period adjustments	—	—	—	(1,390)	—	—	(1,390)
Goodwill impairment charge	—	—	—	—	—	(39,713)	(39,713)
Foreign currency translation adjustment	—	—	—	(16,704)	(5,221)	(3,223)	(25,148)
Balance at March 31, 2020	—	—	—	524,156	139,780	—	663,936
Reallocation to new Reporting Units(1)	263,150	308,497	92,289	(524,156)	(139,780)	—	—
Balance at April 1, 2020	263,150	308,497	92,289	—	—	—	663,936
Measurement period adjustments	1,348	—	1,648	—	—	—	2,996
Foreign currency translation adjustment	15,178	18,558	4,925	—	—	—	38,661
Balance at March 31, 2021	$279,676	$327,055	$98,862	$—	$—	$—	$705,593
(1)Represents the reallocation of goodwill as a result of the Company reorganizing its segments as described in Note 1.
(2)Goodwill is net of accumulated impairment charges of $57,845 and $44,892 in the legacy Americas and Asia reporting units, respectively, as of March 31, 2020.

Impairment of goodwill, finite and indefinite-lived intangibles

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. The Company did not record any impairment relating to its goodwill and intangible assets during fiscal 2021 and 2019.

In the fourth quarter of fiscal 2020, the Company conducted its annual goodwill impairment test which indicated that the fair value of its legacy Asia reporting unit was less than its carrying value. The Company recorded a non-cash charge of $39,713 related to goodwill impairment in Asia under the caption “Impairment of goodwill” in the Consolidated Statements of Income. The Company also recorded a non-cash charge of $4,549 related to impairment of indefinite-lived trademarks in its legacy EMEA reportable segment under the caption “Impairment of indefinite-lived intangibles” in the Consolidated Statements of Income. The key factors contributing to the impairment in Asia was the increasing pressure on organic sales growth that the Company began to experience in fiscal 2019 due to a slowdown in telecom spending in the People's Republic of China (“PRC”) amidst growing trade tensions between the U.S.A and China. The impact of these trade tensions on the Company's ability to capture market share in the PRC accelerated in the second half of the fiscal year. Throughout fiscal 2020, there was a general slowdown in the Chinese economy which was further exacerbated by the outbreak of the COVID -19 pandemic, causing disruption to two of the Company's plants in China in the fourth quarter. Also contributing to the poor performance of the Asia region was a general softening of demand in Australia, that began in fiscal 2019 and continued throughout fiscal 2020. The Company monitored the performance of its Asia reporting unit for interim impairment indicators throughout fiscal 2020, but the emergence of COVID-19 in China in December 2019 coupled with the totality of economic headwinds in the region resulted in the recognition of a goodwill impairment loss in connection with its annual impairment test.

During the fourth quarter of fiscal 2020, management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge relating to two of its trademarks in EMEA, that were acquired through legacy acquisitions was appropriate, as it plans to phase out these trademarks.

The Company estimated tax-deductible goodwill to be approximately $110,063 and $120,708 as of March 31, 2021 and 2020, respectively.

8. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2021	2020
Contract assets	$46,451	$39,048
Prepaid non-income taxes	25,251	23,069
Non-trade receivables	10,925	19,380
Prepaid income taxes	6,562	13,062
Other	28,492	26,034
Total	$117,681	$120,593

9. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2021	2020
Payroll and benefits	$92,305	$62,131
Accrued selling expenses	47,364	43,292
Hagen exit related accruals	24,593	—
Operating lease liabilities	21,774	21,128
Warranty	18,982	27,766
Contract liabilities	15,992	17,342
VAT and other non-income taxes	14,267	14,209
Freight	13,097	14,222
Interest	10,592	11,180
Tax Act - Transition Tax	6,172	6,172
Income taxes payable	5,683	304
Restructuring	2,595	3,325
Pension	1,514	1,350
Other	43,793	49,319
Total	$318,723	$271,740

10. Debt

The following summarizes the Company’s long-term debt as of March 31, 2021 and March 31, 2020:

	2021		2020
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$5,106	$600,000	$6,306
Amended Credit Facility, due 2022	376,039	1,315	513,224	2,187
	$976,039	$6,421	$1,113,224	$8,493
Less: Unamortized issuance costs	6,421		8,493
Long-term debt, net of unamortized issuance costs	$969,618		$1,104,731

The Company's Senior Notes comprise the following:

4.375% Senior Notes due 2027

On December 11, 2019, the Company issued $300,000 in aggregate principal amount of its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”). Proceeds from this offering, net of debt issuance costs were $296,250 and were utilized to pay down the Amended 2017 Revolver (defined below). The 2027 Notes bear interest at a rate of 4.375% per annum accruing from December 11, 2019. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The 2027 Notes mature on December 15, 2027, unless earlier redeemed or repurchased in full and are unsecured and unsubordinated obligations of the Company. They are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries that are guarantors under the Amended Credit Facility. These guarantees are unsecured and unsubordinated obligations of such guarantors.

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

As of March 31, 2021, the Company had $0 outstanding under the Amended 2017 Revolver and $376,039 under the Amended 2017 Term Loan.

The current portion of the Amended 2017 Term Loan of $45,579 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under the Amended Credit Facility.

Interest Rates on Long Term Debt

The weighted average interest rate on the long term debt at March 31, 2021 and March 31, 2020, was 3.5% and 3.7%, respectively.

Interest Paid

The Company paid in cash, $36,365, $38,632 and $29,552, net of interest received, for interest during the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

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

Short-Term Debt

As of March 31, 2021 and 2020, the Company had $34,153 and $46,544, respectively, of short-term borrowings. The weighted-average interest rate on these borrowings was approximately 2% and 3%, respectively, for fiscal years ended March 31, 2021 and 2020.

Letters of Credit

As of March 31, 2021 and 2020, the Company had $2,959 and $7,720, respectively, of standby letters of credit.

Debt Issuance Costs

In fiscal 2020, the Company capitalized $4,607 of debt issuance costs in connection with the issuance of the 2027 Notes. In fiscal 2019, the Company capitalized $1,393 in debt issuance costs and wrote off $483 of unamortized debt issuance costs related to the Amended Credit Facility. Amortization expense, relating to debt issuance costs, included in interest expense was $2,072, $1,673, and $1,316 for the fiscal years ended March 31, 2021, 2020 and 2019, respectively. Debt issuance costs, net of accumulated amortization, totaled $6,421 and $8,493 as of March 31, 2021 and 2020, respectively.

Available Lines of Credit

As of March 31, 2021 and 2020, the Company had available and undrawn, under all its lines of credit, $697,875 and $693,640, respectively, including $122,303 and $105,946, respectively, of uncommitted lines of credit as of March 31, 2021 and March 31, 2020.

11. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2021	2020
Tax Act - Transition Tax	$53,045	$58,630
Operating lease liabilities	42,528	51,215
Pension	40,450	40,496
Warranty	39,980	35,759
Liability for uncertain tax positions	7,185	8,080
Contract liabilities	2,072	8,356
Other	10,508	11,280
Total	$195,768	$213,816

12. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2021 and March 31, 2020 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2021	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(1,980)	$—	$(1,980)	$—
Foreign currency forward contracts	424	—	424	—
Total derivatives	$(1,556)	$—	$(1,556)	$—

	Total Fair Value Measurement March 31, 2020	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(2,433)	$—	$(2,433)	$—
Foreign currency forward contracts	1	—	1	—
Total derivatives	$(2,432)	$—	$(2,432)	$—

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

The fair value of the Company's 2027 Notes and 2023 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 102% and 94% of face value on March 31, 2021 and March 31, 2020, respectively. The 2023 Notes were trading at approximately 105% and 97% of face value on March 31, 2021 and March 31, 2020, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at March 31, 2021 and 2020 were as follows:

	March 31, 2021		March 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives(1)	$—	$—	$—	$—
Financial liabilities:
Senior Notes (2)	$600,000	$621,000	$600,000	$573,000
Derivatives(1)	1,556	1,556	2,432	2,432
(1)Represents lead and foreign currency forward contracts (see Note 13 for asset and liability positions of the lead and foreign currency forward contracts at March 31, 2021 and March 31, 2020).
(2)The fair value amount of the Senior Notes at March 31, 2021 and March 31, 2020 represent the trading value of the instruments.

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

In connection with the annual impairment testing conducted as of December 30, 2019 for fiscal 2020, two of the Company's indefinite-lived trademarks, that were acquired through legacy acquisitions were recorded at fair value on a non-recurring basis at $1,700 and the remeasurement resulted in an impairment of $4,549. In determining the fair value of these assets, the Company used a royalty rate of 1.25% based on comparable market rates and used a discount rate of 13.0%.

These impairment charges relating to goodwill and indefinite-lived trademarks are included under the captions Impairment of goodwill and Impairment of indefinite-lived intangibles in the Consolidated Statements of Income.

On November 11, 2020, the Company committed to a plan to substantially close its facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. As a result, the Company concluded that the carrying value of the asset group is not recoverable and recorded a write-off of $3,975 of the fixed assets to their estimated fair value of $14,456, which was recognized in the third quarter of fiscal 2021. The valuation technique used to measure the fair value of fixed assets was a combination of the income and market approaches. The inputs used to measure the fair value of these fixed assets under the income approach were largely unobservable and accordingly were classified as Level 3.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At March 31, 2021 and 2020, the Company has hedged the price to purchase approximately 54.5 million pounds and 35.0 million pounds of lead, respectively, for a total purchase price of $50,567 and $30,078, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2021 and 2020, the Company had entered into a total of $26,033 and $34,008, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $597 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from AOCI as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2021 and 2020, the notional amount of these contracts was $28,995 and $42,232, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2021 and 2020

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Prepaid and other current assets:
Foreign currency forward contracts	$524	$—	$—	$375
Total assets	$524	$—	$—	$375
Accrued expenses:
Lead forward contracts	$1,980	$2,433	$—	$—
Foreign currency forward contracts	—	374	100	—
Total liabilities	$1,980	$2,807	$100	$—

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$202	Cost of goods sold	$(7,411)
Foreign currency forward contracts	130	Cost of goods sold	(492)
Total	$332		$(7,903)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$430
Total		$430

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2020

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(8,683)	Cost of goods sold	$(1,690)
Foreign currency forward contracts	(54)	Cost of goods sold	539
Total	$(8,737)		$(1,151)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(178)
Total		$(178)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2019

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(12,531)	Cost of goods sold	$(15,666)
Foreign currency forward contracts	1,551	Cost of goods sold	385
Total	$(10,980)		$(15,281)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(1,856)
Total		$(1,856)

14. Income Taxes

	Fiscal year ended March 31,
	2021	2020	2019
Current income tax expense
Current:
Federal	$12,591	$9,185	$6,377
State	4,133	2,561	5,027
Foreign	19,031	14,561	16,636
Total current income tax expense	35,755	26,307	28,040
Deferred income tax (benefit) expense
Federal	1,495	5,489	(5,031)
State	735	741	(669)
Foreign	(11,224)	(22,716)	(756)
Total deferred income tax (benefit) expense	(8,994)	(16,486)	(6,456)
Total income tax expense	$26,761	$9,821	$21,584

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2021	2020	2019
United States	$56,055	$36,193	$53,339
Foreign	114,080	110,744	128,872
Earnings before income taxes	$170,135	$146,937	$182,211

Income taxes paid by the Company for the fiscal years ended March 31, 2021, 2020 and 2019 were $32,002, $48,653 and $53,866, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of March 31, 2021, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s effective tax rate.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2021	2020
Deferred tax assets:
Accounts receivable	$2,029	$1,110
Inventories	8,831	5,010
Net operating loss carryforwards	62,663	44,340
Lease liabilities	15,685	18,168
Accrued expenses	36,775	26,113
Other assets	18,173	19,793
Gross deferred tax assets	144,156	114,534
Less valuation allowance	(31,928)	(20,951)
Total deferred tax assets	112,228	93,583
Deferred tax liabilities:
Property, plant and equipment	38,364	30,229
Lease Right-of-use assets	15,685	18,168
Intangible assets	66,743	66,529
Other liabilities	2,636	1,217
Total deferred tax liabilities	123,428	116,143
Net deferred tax liabilities	$(11,200)	$(22,560)

The Company has approximately $1,078 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, with expirations between 2023 and 2027. The Company has approximately $235,225 of foreign net operating loss carryforwards, of which $186,816 may be carried forward indefinitely and $48,409 expire between fiscal 2022 and fiscal 2041. In addition, the Company also has approximately $28,955 of state net operating loss carryforwards with expirations between fiscal 2022 and fiscal 2041.

The following table sets forth the changes in the Company's valuation allowance for fiscal 2021, 2020 and 2019:

	Balance at Beginning of Period	Additions Charged to Expense	Valuation Allowance Reversal	Business Combination Adjustments	Other(1)	Balance at End of Period
Fiscal year ended March 31, 2019	$15,255	$2,978	$(99)	$1,157	$(1,772)	$17,519
Fiscal year ended March 31, 2020	17,519	7,494	(3,145)	(688)	(229)	20,951
Fiscal year ended March 31, 2021	20,951	8,437	(2,904)	6,384	(940)	31,928
(1)Includes the impact of currency changes and the expiration of net operating losses for which a full valuation allowance was recorded.

As of March 31, 2021 and 2020, the Company had no federal valuation allowance and the valuation allowance associated with the state tax jurisdictions was $686 and $896, respectively.

As of March 31, 2021 and 2020, the valuation allowance associated with certain foreign tax jurisdictions was $31,242 and $20,055, respectively. Of the net increase of $11,187, $5,743 was recorded as an increase to tax expense primarily related to deferred tax assets generated in the current year that the Company believes are not more likely than not to be realized. Of the remaining increase, $6,384 is related to purchase accounting from the prior year acquisition offset by $(940) primarily related to foreign currency translation adjustments and foreign net operating losses for which a full valuation allowance was recorded.

A reconciliation of income taxes at the statutory rate (21.0% for fiscal 2021, 2020 and 2019) to the income tax provision is as follows:

	Fiscal year ended March 31,
	2021	2020	2019
United States statutory income tax expense	$35,729	$30,857	$38,264
Increase (decrease) resulting from:
Impact of Tax Act	—	—	(13,483)
State income taxes, net of federal effect	4,000	2,764	3,285
Nondeductible expenses and other	5,273	5,953	4,378
Legal proceedings charge - European Competition Investigations	—	—	2,405
Net effect of GILTI, FDII, BEAT	1,985	3,025	2,320
Goodwill impairment - See Note 7	—	10,714	—
Effect of foreign operations	(20,035)	(17,605)	(16,763)
Valuation allowance	5,533	4,349	2,879
Switzerland Tax Reform	(1,883)	(26,846)	—
Research and Development Credit	(3,841)	(3,390)	(1,701)
Income tax expense	$26,761	$9,821	$21,584

The effective income tax rates for the fiscal years ended March 31, 2021, 2020 and 2019 were 15.7%, 6.7% and 11.9%, respectively. The effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of its consolidated income before taxes. The rate increase in fiscal 2021 compared to fiscal 2020 is primarily due to Swiss tax reform, partially offset by the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions. The rate decrease in fiscal 2020 compared to fiscal 2019 is primarily due to changes in mix of earnings among tax jurisdictions, Swiss tax reform, and items related to the Tax Act in fiscal 2019.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures were effective January 1, 2020. The Company recorded a net deferred tax asset of $22,500 during fiscal 2020, related to the amortizable goodwill and based on further evaluation with the Swiss tax authority, recorded an additional income tax benefit of $1,883 during fiscal 2021.

In fiscal 2021, the foreign effective income tax rate on foreign pre-tax income of $114,080 was 6.8%. In fiscal 2020, the foreign effective income tax rate on foreign pre-tax income of $110,744 was (7.4)% and in fiscal 2019, the foreign effective income tax rate on foreign pre-tax income of $128,872 was 12.3%. The rate increase in fiscal 2021 compared to fiscal 2020 is primarily due to Swiss tax reform, partially offset by the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions. The rate decrease in fiscal 2020 compared to fiscal 2019 is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions.

Income from the Company's Swiss subsidiary comprised a substantial portion of its overall foreign mix of income for the fiscal years ended March 31, 2021, 2020 and 2019 and was taxed, excluding the impact from the Swiss tax reform, at approximately 8%, 3% and 4%, respectively.

The Company has approximately $1,591,000 and $1,376,000 of undistributed earnings of foreign subsidiaries for fiscal years 2021 and 2020, respectively. During fiscal 2021, previously undistributed earnings of certain foreign subsidiaries were no longer considered indefinitely reinvested. As a result, no additional income taxes have been provided as the Company had previously recognized a one-time transition tax on these earnings under the Tax Act. The Company intends to continue to be indefinitely reinvested on the remaining undistributed foreign earnings and outside basis differences and therefore, no additional income taxes have been provided.

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Fiscal year ended March 31,
	2021	2020	2019
Balance at beginning of year	$7,795	$20,165	$1,568
Increases related to current year tax positions	346	598	129
Increases related to the Alpha acquisition	—	769	7,840
Increases related to prior year tax positions	325	—	11,463
Decreases related to prior tax positions	—	(11,463)	(544)
Decreases related to prior year tax positions settled	—	—	(93)
Lapse of statute of limitations	(1,681)	(2,274)	(198)
Balance at end of year	$6,785	$7,795	$20,165

All of the balance of unrecognized tax benefits at March 31, 2021, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

While the net effect on total unrecognized tax benefits cannot be reasonably estimated, approximately $1,850 is expected to reverse in fiscal 2022 due to expiration of various statute of limitations.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2021 and 2020, the Company had an accrual of $400 and $285, respectively, for interest and penalties.

15. Retirement Plans

Defined Benefit Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2021, 2020 and 2019, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$993	$906	$997
Interest cost	533	616	631	1,388	1,485	1,831
Expected return on plan assets	(272)	(448)	(514)	(1,899)	(2,136)	(2,151)
Amortization and deferral	476	188	184	1,053	910	1,520
Net periodic benefit cost	$737	$356	$301	$1,535	$1,165	$2,197

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2021	2020	2021	2020
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$18,111	$16,647	$68,602	$75,038
Service cost	—	—	993	906
Interest cost	533	616	1,388	1,485
Benefits paid, inclusive of plan expenses	(802)	(1,132)	(2,087)	(2,262)
Plan curtailments and settlements	—	—	(91)	(678)
Actuarial losses (gains)	(36)	1,980	7,761	(3,024)
Foreign currency translation adjustment	—	—	6,686	(2,863)
Benefit obligation at the end of the period	$17,806	$18,111	$83,252	$68,602

Change in plan assets
Fair value of plan assets at the beginning of the period	$12,036	$13,763	$32,831	$36,791
Actual return on plan assets	4,379	(649)	6,272	(1,605)
Employer contributions	652	54	1,869	2,098
Benefits paid, inclusive of plan expenses	(802)	(1,132)	(2,087)	(2,262)
Plan curtailments and settlements	—	—	(91)	(482)
Foreign currency translation adjustment	—	—	4,050	(1,709)
Fair value of plan assets at the end of the period	$16,265	$12,036	$42,844	$32,831
Funded status deficit	$(1,541)	$(6,075)	$(40,408)	$(35,771)

	March 31,
	2021	2020
Amounts recognized in the Consolidated Balance Sheets consist of:
Non current assets	$15	$—
Accrued expenses	(1,514)	(1,350)
Other liabilities	(40,450)	(40,496)
Funded status deficit	$(41,949)	$(41,846)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2021, 2020 and 2019:

	Fiscal year ended March 31,
	2021	2020	2019
Amounts recorded in AOCI before taxes:
Prior service cost	$(230)	$(258)	$(307)
Net loss	(25,450)	(25,796)	(24,051)
Net amount recognized	$(25,680)	$(26,054)	$(24,358)

	Fiscal year ended March 31,
	2021	2020	2019
Changes in plan assets and benefit obligations:
New prior service cost	$—	$—	$—
Net loss (gain) arising during the year	(753)	3,793	(99)
Effect of exchange rates on amounts included in AOCI	1,909	(804)	(1,984)
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(46)	(43)	(45)
Amortization or settlement recognition of net loss	(1,484)	(1,250)	(1,659)
Total recognized in other comprehensive (income) loss	$(374)	$1,696	$(3,787)

The amounts included in AOCI as of March 31, 2021 that are expected to be recognized as components of net periodic pension cost (before tax) during the next twelve months are as follows:

Prior service cost	$(46)
Net loss	(1,163)
Net amount expected to be recognized	$(1,209)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each fiscal year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2021	2020	2021	2020
All defined benefit plans:
Accumulated benefit obligation	$17,806	$18,111	$78,360	$65,336
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$34,932	$30,773
Accumulated benefit obligation	—	—	31,970	28,926
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$17,806	$18,111	$82,814	$68,602
Fair value of plan assets	16,265	12,036	42,390	32,831
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$17,806	$18,111	$82,814	$68,602
Accumulated benefit obligation	17,806	18,111	77,928	65,336
Fair value of plan assets	16,265	12,036	42,390	32,831

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the U.S. and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2021	2020	2019	2021	2020	2019
Discount rate	3.0%	3.8%	3.9%	1.3%-2.3%	1.0%-2.7%	1.4%-3.3%
Expected return on plan assets	6.0	6.3	6.3	3.8-5.5	4.3-6.0	4.1-6.0
Rate of compensation increase	N/A	N/A	N/A	2.0-3.5	2.0-4.0	1.8-4.0
N/A = not applicable

Significant assumptions used to determine the projected benefit obligations for the U.S. and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2021	2020	2021	2020
Discount rate	3.0%	3.0%	0.5%-2.3%	1.3%-2.3%
Rate of compensation increase	N/A	N/A	1.5-4.0	2.0-3.5
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

The following table represents the Company's pension plan investments measured at fair value as of March 31, 2021 and 2020 and the basis for that measurement:

	March 31, 2021
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,454	$1,454	$—	$—	$81	$81	$—	$—
Equity securities
US(a)	10,435	10,435	—	—	—	—	—	—
International(b)	—	—	—	—	28,144	—	28,144	—
Fixed income(c)	4,376	4,376	—	—	14,619	—	14,619	—
Total	$16,265	$16,265	$—	$—	$42,844	$81	$42,763	$—

	March 31, 2020
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,221	$1,221	$—	$—	$141	$141	$—	$—
Equity securities
US(a)	6,860	6,860	—	—	—	—	—	—
International(b)	—	—	—	—	20,059	—	20,059	—
Fixed income(c)	3,955	3,955	—	—	12,631	—	12,631	—
Total	$12,036	$12,036	$—	$—	$32,831	$141	$32,690	$—

The fair values presented above were determined based on valuation techniques to measure fair value as discussed in Note 1.
(a)US equities include companies that are well diversified by industry sector and equity style (i.e., growth and value strategies). Active and passive management strategies are employed. Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.
(b)International equities are invested in companies that are traded on exchanges outside the U.S. and are well diversified by industry sector, country and equity style. Active and passive strategies are employed. The vast majority of the investments are made in companies in developed markets with a small percentage in emerging markets.
(c)Fixed income consists primarily of investment grade bonds from diversified industries.

The Company expects to make cash contributions of approximately $2,578 to its pension plans in fiscal 2022.

Estimated future benefit payments under the Company’s pension plans are as follows:

2022	$3,181
2023	3,253
2024	3,172
2025	3,794
2026	4,073
Years 2027-2031	22,308

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. Eligible employees can contribute a portion of their pre-tax and / or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and /or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2021, 2020 and 2019 were $16,460, $15,835 and $12,078, respectively.

16. Stockholders’ Equity

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2021 and 2020, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following demonstrates the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2019, 2020 and 2021, respectively:

Shares outstanding as of March 31, 2018	41,915,000
Purchase of treasury stock	(726,347)
Shares issued towards purchase consideration of Alpha acquisition	1,177,630
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	254,467
Shares outstanding as of March 31, 2019	42,620,750
Purchase of treasury stock	(581,140)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	283,695
Shares outstanding as of March 31, 2020	42,323,305
Purchase of treasury stock	—
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	429,715
Shares outstanding as of March 31, 2021	42,753,020

Treasury Stock

The Company did not purchase any shares in fiscal 2021 but purchased 581,140 shares for $34,561 in fiscal 2020. In fiscal 2019, the Company purchased 726,347 shares of its common stock for $56,436. At March 31, 2021 and 2020, the Company held 12,799,790 and 12,791,503 shares as treasury stock, respectively.

Treasury Stock Reissuance

In fiscal 2019, the Company acquired Alpha. The initial purchase consideration for the acquisition was $750,000, of which $650,000 was paid in cash and the balance was settled by issuing 1,177,630 shares of EnerSys common stock. These shares were issued out of the Company's treasury stock and were valued at $84.92 per share, which was based on the thirty-day volume weighted average stock price of the Company’s common stock at closing. The 1,177,630 shares had a closing date fair value of $93,268. During fiscal 2021, fiscal 2020 and fiscal 2019, the Company also issued 13,465, 17,410 and 3,256 shares out of its treasury stock, respectively, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI”)

The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2021
Pension funded status adjustment	$(22,794)	$680	$1,167	$(20,947)
Net unrealized gain (loss) on derivative instruments	(5,923)	250	6,033	360
Foreign currency translation adjustment	(186,289)	90,993	—	(95,296)
Accumulated other comprehensive loss	$(215,006)	$91,923	$7,200	$(115,883)
March 31, 2020
Pension funded status adjustment	$(20,791)	$(2,819)	$816	$(22,794)
Net unrealized gain (loss) on derivative instruments	(130)	(6,672)	879	(5,923)
Foreign currency translation adjustment	(121,761)	(64,528)	—	(186,289)
Accumulated other comprehensive loss	$(142,682)	$(74,019)	$1,695	$(215,006)
March 31, 2019
Pension funded status adjustment	$(22,503)	$339	$1,373	$(20,791)
Net unrealized gain (loss) on derivative instruments	(3,425)	(8,396)	11,691	(130)
Foreign currency translation adjustment	(15,789)	(105,972)	—	(121,761)
Accumulated other comprehensive loss	$(41,717)	$(114,029)	$13,064	$(142,682)

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$7,903	Cost of goods sold
Tax benefit	(1,870)
Net unrealized loss on derivative instruments, net of tax	$6,033

Defined benefit pension costs:
Prior service costs and deferrals	$1,529	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(362)
Net periodic benefit cost, net of tax	$1,167

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2020:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,151	Cost of goods sold
Tax benefit	(272)
Net unrealized loss on derivative instruments, net of tax	$879

Defined benefit pension costs:
Prior service costs and deferrals	$1,098	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(282)
Net periodic benefit cost, net of tax	$816

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2019:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$15,281	Cost of goods sold
Tax benefit	(3,590)
Net unrealized loss on derivative instruments, net of tax	$11,691

Defined benefit pension costs:
Prior service costs and deferrals	$1,704	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(331)
Net periodic benefit cost, net of tax	$1,373

17. Stock-Based Compensation

As of March 31, 2021, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2017 EIP. Shares subject to stock option or stock appreciation right awards, that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of such awards, shall not be available for future grant under the 2017 EIP.

As of March 31, 2021, 3,206,045 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

During fiscal 2021, the Company granted to management and other key employees 295,068 non-qualified options that vest ratably over 3 years from the date of grant. Options expire 10 years from the date of grant.

The Company recognized stock-based compensation expense relating to stock options of $3,514, with a related tax benefit of $368 for fiscal 2021, $2,996 with a related tax benefit of $565 for fiscal 2020 and $3,251 with a related tax benefit of $634 for fiscal 2019.

For purposes of determining the fair value of stock options granted, the Company used a Black-Scholes Model with the following assumptions:

	2021	2020	2019
Risk-free interest rate	0.39%	1.52%	2.77%
Dividend yield	0.93%	1.21%	0.93%
Expected life (years)	6	6	6
Volatility	37.2%	29.1%	26.8%

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2018	545,590	8.4	$68.65	$2,679
Granted	192,700		75.17	—
Exercised	(171,630)		63.66	2,707
Forfeited	(11,754)		75.17	—
Expired	—		—	—
Options outstanding as of March 31, 2019	554,906	8.0	$72.31	$1,040
Granted	284,109		57.75	—
Exercised	(24,826)		57.60	383
Forfeited	(22,607)		72.19	88
Expired	—		—	—
Options outstanding as of March 31, 2020	791,582	7.8	$67.55	$—
Granted	295,068		79.62	—
Exercised	(247,975)		66.11	6,382
Forfeited	(34,854)		69.20	290
Expired	(4,320)		80.25	—
Options outstanding as of March 31, 2021	799,501	7.8	$72.31	$14,781
Options exercisable as of March 31, 2021	291,440	6.1	$73.25	$5,114
Options vested and expected to vest, as of March 31, 2021	782,935	7.8	$72.28	$14,497

The following table summarizes information regarding stock options outstanding as of March 31, 2021:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$57.60-$60.00	231,025	7.9	$57.73
$60.01-$70.00	56,530	3.9	$68.78
$70.01-$83.14	511,946	8.2	$79.28
	799,501	7.8	$72.31

Restricted Stock Units, Market and Performance-condition based Awards

Non-Employee Directors

In fiscal 2021, the Company granted to non-employee directors 39,726 deferred restricted stock units (“DSU”) at the fair value of $39.93 per restricted stock unit at the date of grant. In fiscal 2020, such grants amounted to 40,462 restricted stock units at the fair value of $39.74 per restricted stock unit at the date of grant and in fiscal 2019, such grants amounted to 35,065 restricted stock units at the fair value of $46.30 per restricted stock unit at the date of grant. The awards vest immediately upon the date of grant and are settled in shares of common stock six months after termination of service as a director.

The Company also granted to non-employee directors, during fiscal 2021, fiscal 2020 and 2019, 1,435, 1,147 and 1,441 restricted stock units, respectively, at fair values of $71.53, $58.05 and $75.32, respectively, under the deferred compensation plan for non-employee directors.

Employees

In fiscal 2021, the Company granted to management and other key employees 283,101 restricted stock units that vest ratably over four years from the date of grant, at the fair value of $75.39 per restricted stock unit.

In fiscal 2020, the Company granted to management and other key employees 301,321 restricted stock units that vest ratably over four years from the date of grant at the fair value of $57.75 per restricted stock unit, 62,512 performance condition-based share units (“PSU”) at the fair value of $50.69 and 51,063 market condition-based share units (“TSR”) at a weighted average fair value of $62.05 per unit at the date of grant, that cliff vest three years from the date of grant.

In fiscal 2019, the Company granted to management and other key employees 204,599 restricted stock units that vest ratably over four years from the date of grant at a fair value of $75.17 per restricted stock unit, 45,883 PSUs at the fair value of $68.48 and 36,646 TSRs at a weighted average fair value of $86.23 per unit at the date of grant, that cliff vest three years from the date of grant.

For purposes of determining the fair value of the PSUs granted in fiscal 2020 and fiscal 2019, the Company used the market price at the date of grant to which a discount for illiquidity was applied to reflect post vesting restrictions.

For purposes of determining the fair value of TSRs granted in fiscal 2020 and fiscal 2019, the Company used a Monte Carlo Simulation with the following assumptions:

	2020	2019
Risk-free interest rate	1.50%	2.66%
Dividend yield	—%	—%
Expected life (years)	3	3
Volatility	34.39%	26.41%

A summary of the changes in restricted stock units, TSRs and PSUs awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2021 is presented below:

	Restricted Stock Units (RSU)		Market condition-based Share Units (TSR)		Performance condition-based Share Units (PSU)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of TSR	Weighted- Average Grant Date Fair Value	Number of PSU	Weighted- Average Grant Date
Non-vested awards as of March 31, 2020	880,335	$55.61	208,720	$80.78	101,130	$57.49
Granted	324,262	71.53	37	79.51	—	—
Stock dividend	8,125	57.69	1,165	83.15	917	57.52
Performance factor	—	—	—	—	—	—
Vested	(279,995)	58.01	(65,096)	71.17	—	—
Forfeitures	(52,443)	68.94	(18,866)	98.88	(3,701)	56.04
Non-vested awards as of March 31, 2021	880,284	$60.07	125,960	$83.48	98,346	$57.55

The Company recognized stock-based compensation expense relating to restricted stock units, TSRs and PSUs of $16,303, with a related tax benefit of $2,121 for fiscal 2021, $17,784, with a related tax benefit of $2,544 for fiscal 2020 and $19,357, with a related tax benefit of $3,085 for fiscal 2019.

All Award Plans

As of March 31, 2021, unrecognized compensation expense associated with the non-vested equity awards outstanding was $49,054 and is expected to be recognized over a weighted-average period of 29 months.

18. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2021	2020	2019
Net earnings attributable to EnerSys stockholders	$143,374	$137,116	$160,239
Weighted-average number of common shares outstanding:
Basic	42,548,449	42,411,834	42,335,023
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	675,954	484,941	673,929
Diluted weighted-average number of common shares outstanding	43,224,403	42,896,775	43,008,952
Basic earnings per common share attributable to EnerSys stockholders	$3.37	$3.23	$3.79
Diluted earnings per common share attributable to EnerSys stockholders	$3.32	$3.20	$3.73
Anti-dilutive equity awards not included in diluted weighted-average common shares	281,483	698,546	355,728

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

The Company settled the Belgian regulatory proceeding in February 2016 by acknowledging certain anticompetitive practices and conduct and agreeing to pay a fine of $1,962, which was paid in March 2016. With respect to the Belgian regulatory matter, during fiscal 2019, the Company paid $2,402 towards certain aspects related to this matter, which were concluded in fiscal 2021. As of March 31, 2021 and March 31, 2020, the Company did not have a reserve balance related to these matters.

The precise scope, timing and time period at issue, as well as the final outcome of the investigations or customer claims, remain uncertain. Accordingly, the Company’s estimate may change from time to time, and actual losses could vary.

Environmental Issues

As a result of its operations, the Company is subject to various federal, state and local, as well as international environmental laws and regulations and is exposed to the costs and risks of registering, handling, processing, storing, transporting, and disposing of hazardous substances, especially lead and acid. The Company’s operations are also subject to federal, state, local and international occupational safety and health regulations, including laws and regulations relating to exposure to lead in the workplace. The Company believes that it has adequate reserves to satisfy its environmental liabilities.

Collective Bargaining

At March 31, 2021, the Company had approximately 11,100 employees. Of these employees, approximately 27% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 11% of the total workforce. The average term of these agreements is 2 years, with the longest term being 3.5 years. The Company considers its employee relations to be good and did not experience any significant labor unrest or disruption of production during fiscal 2021.

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

20. Restructuring, Exit and Other Charges

Restructuring Programs

The Company had committed to various restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these programs are complete, with an estimated $7,424 remaining to be incurred by the end of fiscal 2022, mainly relating to programs that were started in fiscal 2021, the details of which are as follows:

During fiscal 2021, the Company announced restructuring programs in the Energy Systems segment relating to its recent acquisitions of Alpha and NorthStar, as part of its targeted synergy plans. The Company also announced a restructuring program to improve global operational efficiencies in its Motive Power segment. The charges, in both segments were primarily cash charges relating to severance payments and amounted to $3,187 to approximately 47 employees in the Energy Systems segment and $4,012 to approximately 32 employees in the Motive Power segment. In addition there was a $169 charge related to the Specialty segment.

During fiscal 2020, the Company announced restructuring programs to improve efficiencies across all its lines of business. The charges were primarily severance payments to approximately 160 employees. The Company completed these actions in fiscal 2021.

Restructuring and exit charges for fiscal 2021, 2020 and 2019 by reportable segments are as follows:

	Fiscal year ended March 31, 2021
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$3,187	$4,012	$169	$7,368
Exit charges	—	32,786	220	33,006
Restructuring and other exit charges	$3,187	$36,798	$389	$40,374

	Fiscal year ended March 31, 2020
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$6,808	$1,860	$2,318	$10,986
Exit charges	526	5,541	3,713	9,780
Restructuring and other exit charges	$7,334	$7,401	$6,031	$20,766

	Fiscal year ended March 31, 2019
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$5,115	$4,795	$713	$10,623
Exit charges	5,477	957	17,652	24,086
Restructuring and other exit charges	$10,592	$5,752	$18,365	$34,709

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2018	$2,893	$16	$2,909
Accrued	6,554	1,639	8,193
Costs incurred	(6,893)	(1,086)	(7,979)
Foreign currency impact and other	(198)	27	(171)
Balance at March 31, 2019	$2,356	$596	$2,952
Accrued	10,395	402	10,797
Costs incurred	(9,179)	(995)	(10,174)
Foreign currency impact and other	(247)	(3)	(250)
Balance at March 31, 2020	$3,325	$—	$3,325
Accrued	6,537	831	7,368
Costs incurred	(7,550)	(831)	(8,381)
Foreign currency impact and other	283	—	283
Balance at March 31, 2021	$2,595	$—	$2,595

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

The Company currently estimates that the total charges for these actions will amount to approximately $60,000, the majority of which are expected to be recorded by the end of calendar 2021. Cash charges of approximately $40,000 are primarily for employee severance related payments, but also include payments for cleanup related to the facility, contractual releases and legal expenses. Non-cash charges from inventory and equipment write-offs are estimated to be $20,000. These actions will result in the reduction of approximately 200 employees.

During fiscal 2021, the Company recorded cash charges relating to severance of $23,331 and non-cash charges of $7,946 primarily relating to fixed asset write-offs.

Vijayawada, India

During fiscal 2021, the Company committed to a plan to close its facility in Vijayawada, India to align with its strategic vision for the new line of business structure and footprint and recorded exit charges of $1,509, primarily relating to asset write-offs.

Targovishte, Bulgaria

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. Of the estimated total charges of $26,000 for this plan, the Company had recorded charges amounting to $20,242 in fiscal 2019, relating to severance and inventory and fixed asset write-offs and an additional $5,123 relating to cash and non-cash charges during fiscal 2020. During fiscal 2021, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company completed further actions which resulted in $220 relating to cash and non-cash charges.

Fiscal 2020 Programs

During fiscal 2020, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company also sold certain licenses and assets for $2,031 and recorded a net gain of $892, which were reported as other exit charges in the Specialty segment.

During fiscal 2020, the Company also wrote off $5,441 of assets at its Kentucky and Tennessee Motive Power plants, as a result of its strategic product mix shift from traditional flooded batteries to maintenance free lead acid and lithium batteries.

Fiscal 2019 Programs

During fiscal 2019, the Company recorded exit charges of $4,930 relating to the disposition of GAZ Geräte- und Akkumulatorenwerk Zwickau GmbH, a wholly-owned German subsidiary and $957 relating to dissolving a joint venture in Tunisia. These exit activities are a consequence of the Company's strategic decision to streamline its product portfolio and focus its efforts on new technologies.

During fiscal 2019, as part of the aforementioned program to convert its India operations from mainly reserve power production to motive power production, the Company recorded a non-cash write off of reserve power inventories of $526, which was reported in cost of goods sold and a $660 noncash write-off related to reserve power fixed assets in restructuring charges.

Richmond, Kentucky Plant Fire

During fiscal 2021, the Company settled its claims with its insurance carrier relating to the fire that broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility in fiscal 2020. The total claims, for both property and business interruption of $46,117 were received through March 31, 2021.

The final settlement of insurance recoveries and finalization of costs related to the replacement of property, plant and equipment, resulted in a net gain of $4,397, which was recorded as a reduction to operating expenses in the Consolidated Statements of Income.

The details of charges and recoveries for fiscal 2021 and fiscal 2020 are as follows:

In fiscal 2020, the Company recorded as a receivable, $17,037, consisting of write-offs for damages caused to its fixed assets and inventories, as well as for cleanup, asset replacement and other ancillary activities directly associated with the fire and received $12,000 related to its initial claims.

During fiscal 2021, the Company recorded an additional $16,580 as a receivable for cleanup and received $21,617 from the insurance carrier.

In addition to the property damage claim, the Company received $12,500 in business interruption claims, of which $5,000 was recorded in fiscal 2020 and $7,500 in fiscal 2021, and was credited to cost of goods sold, in the respective periods.

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

	Fiscal year ended March 31,
	2021	2020	2019
Balance at beginning of year	$63,525	$54,568	$50,602
Current year provisions	27,645	27,622	23,679
Costs incurred	(34,346)	(25,778)	(25,053)
Warranty reserves of acquired businesses	—	6,995	7,535
Foreign currency translation adjustment	2,138	118	(2,195)
Balance at end of year	$58,962	$63,525	$54,568

22. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2021	2020	2019
Foreign exchange transaction losses (gains)	$6,696	$264	$(3,044)
Non-service components of pension expense	1,279	615	1,502
Other	(171)	(1,294)	928
Total	$7,804	$(415)	$(614)

23. Business Segments

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

Summarized financial information related to the Company’s reportable segments at March 31, 2021, 2020 and 2019 and for each of the fiscal years then ended is shown below.

	Fiscal year ended March 31,
	2021	2020	2019
Net sales by segment to unaffiliated customers
Energy Systems	$1,380,278	$1,357,475	$1,086,279
Motive Power	1,163,710	1,348,193	1,391,844
Specialty	433,944	382,200	329,894
Total net sales	$2,977,932	$3,087,868	$2,808,017
Operating earnings by segment
Energy Systems	$67,060	$67,809	$45,164
Motive Power	143,541	146,814	172,749
Specialty	46,148	42,454	44,077
Inventory step up to fair value relating to acquisitions - Energy Systems	—	(304)	(7,789)
Inventory step up to fair value relating to acquisitions - Specialty	—	(1,550)	(2,590)
Restructuring and other exit charges - Energy Systems	(3,187)	(7,284)	(10,593)
Restructuring and other exit charges - Motive Power	(36,798)	(2,021)	(5,751)
Restructuring and other exit charges - Specialty	(389)	(6,020)	(18,365)
Impairment of goodwill (3)	—	(39,713)	—
Impairment of indefinite-lived intangibles (3)	—	(4,549)	—
Fixed asset write-off relating to exit activities and other - Energy Systems	—	(50)	—
Fixed asset write-off relating to exit activities and other - Motive Power	—	(5,380)	—
Fixed asset write-off relating to exit activities - Specialty	—	(11)	—
Legal proceedings charge, net - Energy Systems	—	—	(4,363)
Legal proceedings charge, net - Motive Power	—	—	(74)
Total operating earnings(2)	$216,375	$190,195	$212,465

Capital Expenditures
Energy Systems	$34,826	$40,768	$24,333
Motive Power	14,154	22,285	26,112
Specialty	21,040	38,372	19,927
Total	$70,020	$101,425	$70,372
Depreciation and Amortization
Energy Systems	$57,864	$53,793	$32,052
Motive Power	21,706	20,900	20,725
Specialty	14,512	12,651	10,571
Total	$94,082	$87,344	$63,348

(1)Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2)The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.
(3)The impairment of goodwill and indefinite-lived intangibles in fiscal 2020 related to the Company's legacy reportable segments as discussed in Note 7.

The Company's property, plant and equipment by reportable segments as of March 31, 2021 and 2020 are as follows:

Property, plant and equipment, net	March 31, 2021	March 31, 2020
Energy Systems	$224,513	$182,122
Motive Power	152,468	153,438
Specialty	120,075	144,454
Total	$497,056	$480,014
The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 59.8%, 58.1% and 48.5% for fiscal years ended March 31, 2021, 2020 and 2019, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2021 and 2020, were $291,578 and $277,358, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and, therefore, was deemed not material for separate disclosure.

24. Quarterly Financial Data (Unaudited)

The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2021 ended on July 5, 2020, October 4, 2020, January 3, 2021, and March 31, 2021, respectively. The four quarters in fiscal 2020 ended on June 30, 2019, September 29, 2019, December 29, 2019, and March 31, 2020, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal year ended March 31, 2021
Net sales	$704,924	$708,402	$751,067	$813,539	$2,977,932
Gross profit(1)	174,977	177,560	189,312	197,301	739,150
Operating earnings(2)(3)	53,220	55,415	56,071	51,669	216,375
Net earnings(4)	35,183	35,731	38,624	33,836	143,374
Net earnings attributable to EnerSys stockholders	35,183	35,731	38,624	33,836	143,374
Net earnings per common share attributable to EnerSys stockholders—basic	$0.83	$0.84	$0.91	$0.79	$3.37
Net earnings per common share attributable to EnerSys stockholders—diluted	$0.82	$0.83	$0.89	$0.78	$3.32
Fiscal year ended March 31, 2020
Net sales	$780,230	$762,137	$763,698	$781,803	$3,087,868
Gross profit(5)(6)	201,512	197,317	185,241	200,796	784,866
Operating earnings(7)(8)	68,336	58,710	43,084	20,065	190,195
Net earnings (loss)(9)	48,636	62,698	27,305	(1,523)	137,116
Net earnings (loss) attributable to EnerSys stockholders	48,636	62,698	27,305	(1,523)	137,116
Net earnings (loss) per common share attributable to EnerSys stockholders—basic	$1.14	$1.48	$0.65	$(0.04)	$3.23
Net earnings (loss) per common share attributable to EnerSys stockholders—diluted	$1.13	$1.47	$0.64	$(0.04)	$3.20

(1)Included in Gross profit were receipts for business interruption relating to the Richmond, Kentucky motive power production facility, of $3,700, $1,456 and $2,344 for the first, second, and third quarters of fiscal 2021, respectively.

(2)Also included in Operating earnings was a net gain of $4,397, recorded in the third quarter of fiscal 2021, relating to the final settlement of insurance recoveries and finalization of costs related to the replacement of property, plant and equipment of the aforementioned claim.
(3)Included in Operating earnings were restructuring and other exit charges of $1,387, $3,119, $15,196 and $20,672 for the first, second, third and fourth quarters of fiscal 2021, respectively.
(4)Included in net earnings was a tax benefit of $1,883 for the first quarter of fiscal 2021, on account of the Swiss tax reform.
(5)Included in Gross profit were inventory adjustment relating to the inventory step up to fair value relating to the NorthStar acquisition of $3,845 and $(1,991) in the third and fourth quarter of fiscal 2020, respectively.
(6)Included in Gross profit were receipts for business interruption relating to the Richmond, Kentucky motive power production facility, of $5,000 in the fourth quarter of fiscal 2020.
(7)Included in Operating earnings were restructuring and other exit charges of $2,372, $6,282, $9,417 and $2,695 for the first, second, third and fourth quarters of fiscal 2020, respectively.
(8)Included in Operating earnings for the fourth quarter of fiscal 2020 were charges relating to the impairment of goodwill for $39,713 and other indefinite-lived intangibles for $4,549.
(9)Included in net earnings was a tax benefit of $21,000 for the second quarter of fiscal 2020, on account of the Swiss tax reform.

25. Subsequent Events

On May 20, 2021, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on June 25, 2021, to stockholders of record as of June 11, 2021.

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

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2021.

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

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,127,125	(1)	$72.28	(2)	3,206,045
Equity compensation plans not approved by security holders	—		—		—
Total	2,127,125		$72.28		3,206,045
(1)Assumes a 200% payout on market and performance condition-based awards.
(2)Awards of restricted stock units, market and performance condition-based awards and deferred stock units held in both the EnerSys Voluntary Deferred Compensation Plan for Non-Employee Directors and the EnerSys Voluntary Deferred Compensation Plan for Executives were not included in calculating the weighted-average exercise price as they will be settled in shares of common stock for no consideration.

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

4.3	Form of 4.375% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on December 11, 2019).

4.4	Description of Capital Stock (filed herewith).

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

10.14
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2015 (File No. 001-32253) filed on May 27, 2015).

10.15
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

10.19
Employment Agreement, dated December 21, 2015, between EH Europe GmbH and Holger P. Aschke (incorporated by reference to Exhibit 10.49 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2016 (File No. 001-32253) filed on May 31, 2016).

10.20
Form of letter agreement, dated June 7, 2017, between EnerSys and David M. Shaffer (incorporated herein by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on June 12, 2017).

Exhibit Number	Description of Exhibit
10.21
Form of letter agreement, dated June 7, 2017, between EnerSys and an executive officer (incorporated herein by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on June 12, 2017).

10.22
Form of Deferred Stock Unit Agreement - Non-Employee Directors - 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 of EnerSys’ Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 001-32253) filed with the SEC on August 9, 2017).

10.23	EnerSys 2017 Equity Incentive Plan filed on June 20, 2017.

10.24	Form of Severance Letter Agreement, dated April 1, 2019, between EnerSys and Shawn M. O’Connell.

10.25	Employment Agreement, dated as of October 6, 2008, between Alpha Technologies, Inc. and Andrew Zogby.

10.26	Employment Agreement, dated as of September 13, 2012, between Alpha Technologies, Inc. and Andrew Zogby.

10.27	Employment Agreement Extension, effective June 27, 2017, between Alpha Technologies, Inc. and Andrew Zogby.

10.28
Assignment of Employment Agreement, dated December 6, 2018, between Alpha Technologies, Inc. and Alpha Technologies Services, Inc. regarding Employment Agreement, dated as of October 6, 2008, between Alpha Technologies, Inc. and Andrew Zogby and subsequent extensions 2020.

10.29	Amended and Restated 2017 Equity Incentive Plan (filed herewith)

10.30	Form of Deferred Stock Unit Agreement – Non-Employee Directors – Amended and Restated 2017 Equity Incentive Plan (filed herewith)

10.31	Form of Stock Option Agreement – Employees – Amended and Restated 2017 Equity Incentive Plan (filed herewith)

10.32	Form of Restricted Stock Unit Agreement - Employees – Amended and Restated 2017 Equity Incentive Plan (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit Number	Description of Exhibit
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ DAVID M. SHAFFER
May 26, 2021		David M. Shaffer Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAVID M. SHAFFER	Chief Executive Officer	May 26, 2021
David M. Shaffer

/s/ MICHAEL J. SCHMIDTLEIN	Chief Financial Officer	May 26, 2021
Michael J. Schmidtlein

/s/ KERRY M. KANE	Vice President and Corporate Controller (Principal Accounting Officer)	May 26, 2021
Kerry M. Kane

/s/ CAROLINE CHAN	Director	May 26, 2021
Caroline Chan

/s/ HWAN-YOON F. CHUNG	Director	May 26, 2021
Hwan-yoon F. Chung

/s/ NELDA J. CONNORS	Director	May 26, 2021
Nelda J. Connors

/s/ STEVEN M. FLUDDER	Director	May 26, 2021
Steven M. Fludder

/s/ HOWARD I. HOFFEN	Director	May 26, 2021
Howard I. Hoffen

/s/ ARTHUR T. KATSAROS	Director	May 26, 2021
Arthur T. Katsaros

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED)	Director	May 26, 2021
General Robert Magnus, USMC (Retired)

/s/ PAUL J. TUFANO	Director	May 26, 2021
Paul J. Tufano

/s/ RONALD P. VARGO	Director	May 26, 2021
Ronald P. Vargo