Form 10-Q
period 2021-07-04
EnerSys
filed 2021-08-11
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021

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
Common Stock outstanding at August 6, 2021: 42,523,261 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	July 4, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$406,233	$451,808
Accounts receivable, net of allowance for doubtful accounts: July 4, 2021 - 12,607; March 31, 2021 - 12,992	580,961	603,581
Inventories, net	563,914	518,247
Prepaid and other current assets	148,692	117,681
Total current assets	1,699,800	1,691,317
Property, plant, and equipment, net	499,185	497,056
Goodwill	712,877	705,593
Other intangible assets, net	423,594	430,898
Deferred taxes	65,940	65,212
Other assets	71,049	72,721
Total assets	$3,472,445	$3,462,797
Liabilities and Equity
Current liabilities:
Short-term debt	$40,260	$34,153
Accounts payable	293,377	323,876
Accrued expenses	271,106	318,959
Total current liabilities	604,743	676,988
Long-term debt, net of unamortized debt issuance costs	1,020,416	969,618
Deferred taxes	77,384	76,412
Other liabilities	202,476	196,203
Total liabilities	1,905,019	1,919,221
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at July 4, 2021 and at March 31, 2021	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 55,614,974 shares issued and 42,511,136 shares outstanding at July 4, 2021; 55,552,810 shares issued and 42,753,020 shares outstanding at March 31, 2021	556	555
Additional paid-in capital	553,627	554,168
Treasury stock at cost, 13,103,838 shares held as of July 4, 2021 and 12,799,790 shares held as of March 31, 2021	(594,823)	(563,481)
Retained earnings	1,706,072	1,669,751
Contra equity - indemnification receivable	(5,355)	(5,355)
Accumulated other comprehensive loss	(96,474)	(115,883)
Total EnerSys stockholders’ equity	1,563,603	1,539,755
Nonredeemable noncontrolling interests	3,823	3,821
Total equity	1,567,426	1,543,576
Total liabilities and equity	$3,472,445	$3,462,797
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	July 4, 2021	July 5, 2020
Net sales	$814,893	$704,924
Cost of goods sold	621,674	529,947
Gross profit	193,219	174,977
Operating expenses	124,487	120,370
Restructuring and other exit charges	7,832	1,387
Operating earnings	60,900	53,220
Interest expense	9,107	10,165
Other (income) expense, net	(496)	1,462
Earnings before income taxes	52,289	41,593
Income tax expense	8,360	6,410
Net earnings attributable to EnerSys stockholders	$43,929	$35,183
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.03	$0.83
Diluted	$1.01	$0.82
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,700,329	42,385,888
Diluted	43,537,344	42,932,054
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	July 4, 2021	July 5, 2020
Net earnings	$43,929	$35,183
Other comprehensive income:
Net unrealized gain on derivative instruments, net of tax	3,897	2,343
Pension funded status adjustment, net of tax	240	291
Foreign currency translation adjustment	15,321	28,147
Total other comprehensive income, net of tax	19,458	30,781
Total comprehensive income	63,387	65,964
Comprehensive income attributable to noncontrolling interests	49	8
Comprehensive income attributable to EnerSys stockholders	$63,338	$65,956
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	July 4, 2021	July 5, 2020
Cash flows from operating activities
Net earnings	$43,929	$35,183
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,433	23,657
Write-off of assets relating to exit activities	2,141	471
Derivatives not designated in hedging relationships:
Net losses (gains)	6	(262)
Cash (settlements) proceeds	(14)	467
Provision for doubtful accounts	1,039	96
Deferred income taxes	145	(54)
Non-cash interest expense	518	518
Stock-based compensation	3,659	5,053
Gain on disposal of property, plant, and equipment	4	73
Changes in assets and liabilities:
Accounts receivable	24,834	92,752
Inventories	(46,307)	14,852
Prepaid and other current assets	(15,595)	2,672
Other assets	344	718
Accounts payable	(36,746)	(40,609)
Accrued expenses	(50,314)	(18,571)
Other liabilities	(219)	(452)
Net cash (used in) provided by operating activities	(48,143)	116,564

Cash flows from investing activities
Capital expenditures	(16,435)	(26,330)
Proceeds from disposal of facility	3,268	—
Proceeds from disposal of property, plant, and equipment	49	50
Net cash used in investing activities	(13,118)	(26,280)

Cash flows from financing activities
Net borrowings (repayments) on short-term debt	5,512	(987)
Proceeds from 2017 Revolver borrowings	65,700	35,000
Repayments of 2017 Revolver borrowings	(5,700)	(55,000)
Repayments of 2017 Term Loan	(11,447)	(8,402)
Option proceeds, net	386	479
Payment of taxes related to net share settlement of equity awards	(4,803)	(3,135)
Purchase of treasury stock	(31,512)	—
Dividends paid to stockholders	(7,435)	(7,428)
Other	214	11
Net cash provided by (used in) financing activities	10,915	(39,462)
Effect of exchange rate changes on cash and cash equivalents	4,771	6,578
Net (decrease) increase in cash and cash equivalents	(45,575)	57,400
Cash and cash equivalents at beginning of period	451,808	326,979
Cash and cash equivalents at end of period	$406,233	$384,379
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three months ended July 4, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022.

The Consolidated Condensed Balance Sheet at March 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2021 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 26, 2021 (the “2021 Annual Report”).

EnerSys (the “Company,”) reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2022 end on July 4, 2021, October 3, 2021, January 2, 2022, and March 31, 2022, respectively. The four quarters in fiscal 2021 ended on July 5, 2020, October 4, 2020, January 3, 2021, and March 31, 2021, respectively.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. All intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740)”: Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the standard in the first quarter of fiscal 2022 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the first quarter of fiscal 2022 and 2021 amounted to $82,518 and $68,758, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the first quarter of fiscal 2022 and 2021 amounted to $40,904 and $36,102, respectively.

On July 4, 2021, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $114,863, of which, the Company estimates that approximately $88,019 will be recognized as revenue in fiscal 2022, $26,033 in fiscal 2023, $774 in fiscal 2024, $37 in fiscal 2025 and $0 in fiscal 2026    .

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of July 4, 2021, the current and non-current portion of contract liabilities were $18,150 and $1,686, respectively. As of March 31, 2021, the current and non-current portion of contract liabilities were $15,992 and $2,072, respectively. Revenues recognized during the first quarter of fiscal 2022 and 2021 that were included in the contract liability at the beginning of the quarter, amounted to $3,596 and $3,466, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $50,290 and $46,451 as of July 4, 2021 and March 31, 2021, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At July 4, 2021, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,274 and refund liability representing amounts estimated to be refunded to customers was $7,590.

3. Leases

The Company leases manufacturing facilities, distribution centers, office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 17 years.

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized on a straight-line basis over the lease term.

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of July 4, 2021	As of March 31, 2021
Operating Leases:
Right-of-use assets	Other assets	$60,480	$62,159
Operating lease current liabilities	Accrued expenses	21,057	21,774
Operating lease non-current liabilities	Other liabilities	41,825	42,528
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$524	$573
Finance lease current liabilities	Accrued expenses	235	236
Finance lease non-current liabilities	Other liabilities	382	435

The components of lease expense for the first quarter ended July 4, 2021 and July 5, 2020 were as follows:

		Quarter ended
	Classification	July 4, 2021	July 5, 2020
Operating Leases:
Operating lease cost	Operating expenses	$6,716	$6,936
Variable lease cost	Operating expenses	2,573	2,119
Short term lease cost	Operating expenses	1,817	1,829
Finance Leases:
Depreciation	Operating expenses	$60	$42
Interest expense	Interest expense	8	7
Total		$11,174	$10,933

The following table presents the weighted average lease term and discount rates for leases as of July 4, 2021 and March 31, 2021:

	July 4, 2021	March 31, 2021
Operating Leases:
Weighted average remaining lease term (years)	5.6 years	5.5 years
Weighted average discount rate	5.15%	5.16%
Finance Leases:
Weighted average remaining lease term (years)	2.9 years	3.1 years
Weighted average discount rate	4.81%	4.81%

The following table presents future payments due under leases reconciled to lease liabilities as of July 4, 2021:

	Finance Leases	Operating Leases
Nine months ended March 31, 2022	$200	$18,344
Year ended March 31,
2023	220	17,097
2024	160	11,142
2025	47	7,341
2026	26	5,428
Thereafter	—	13,396
Total undiscounted lease payments	653	72,748
Present value discount	36	9,866
Lease liability	$617	$62,882

The following table presents supplemental disclosures of cash flow information related to leases for the first quarter ended July 4, 2021 and July 5, 2020:

	Quarter ended
	July 4, 2021	July 5, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$8	$7
Operating cash flows from operating leases	6,765	6,921
Financing cash flows from finance leases	60	41
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	3,681	6,177

4. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	July 4, 2021			March 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$148,296	$(953)	$147,343	$148,164	$(953)	$147,211
Finite-lived intangible assets:
Customer relationships	299,366	(92,993)	206,373	298,576	(87,308)	211,268
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	97,542	(31,887)	65,655	97,349	(29,561)	67,788
Trademarks	8,012	(3,789)	4,223	8,012	(3,381)	4,631
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$557,237	$(133,643)	$423,594	$556,122	$(125,224)	$430,898

The Company’s amortization expense related to finite-lived intangible assets was $8,419 for the first quarter of fiscal 2022, compared to $8,555 for the first quarter of fiscal 2021. The expected amortization expense based on the finite-lived intangible assets as of July 4, 2021, is $24,205 for the remainder of fiscal 2022, $30,399 in fiscal 2023, $27,544 in fiscal 2024, $26,552 in fiscal 2025 and $25,618 in fiscal 2026.

Goodwill
The following table presents the amount of goodwill, as well as any changes in the carrying amount of goodwill by segment during the first quarter of fiscal 2022:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2021	$279,676	$327,055	$98,862	$705,593
Foreign currency translation adjustment	5,788	1,300	196	7,284
Balance as of July 4, 2021	$285,464	$328,355	$99,058	$712,877

5. Inventories

	July 4, 2021	March 31, 2021
Raw materials	$164,688	$147,040
Work-in-process	103,855	97,715
Finished goods	295,371	273,492
Total	$563,914	$518,247

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of July 4, 2021 and March 31, 2021, and the basis for that measurement:

	Total Fair Value Measurement July 4, 2021	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$3,781	$—	$3,781	$—
Foreign currency forward contracts	180	—	180	—
Total derivatives	$3,961	$—	$3,961	$—

	Total Fair Value Measurement March 31, 2021	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(1,980)	$—	$(1,980)	$—
Foreign currency forward contracts	424	—	424	—
Total derivatives	$(1,556)	$—	$(1,556)	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1. Summary of Significant Accounting Policies to the Company's consolidated financial statements included in the 2021 Annual Report.

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

In fiscal 2020, the Company issued its 4.375% Senior Notes due 2027 (the “2027 Notes”), with an original face value of $300,000. The Company's 5.00% Senior Notes due 2023 (the “2023 Notes”), with an original face value of $300,000, were issued in April 2015. The fair value of the Company's 2027 Notes and 2023 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 104% and 102% of face value on July 4, 2021 and March 31, 2021, respectively. The 2023 Notes were trading at approximately 104% and 105% of face value on July 4, 2021 and March 31, 2021, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at July 4, 2021 and March 31, 2021 were as follows:

	July 4, 2021		March 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$3,961	$3,961	$—	$—
Financial liabilities:
Senior Notes (2)	$600,000	$625,500	$600,000	$621,000
Derivatives (1)	—	—	1,556	1,556
(1)Represents lead and foreign currency forward contracts (see Note 7 for asset and liability positions of the lead and foreign currency forward contracts at July 4, 2021 and March 31, 2021).
(2)The fair value amount of the Senior Notes at July 4, 2021 and March 31, 2021 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At July 4, 2021 and March 31, 2021, the Company has hedged the price to purchase approximately 50.0 million pounds and 54.5 million pounds of lead, respectively, for a total purchase price of $48,705 and $50,567, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of July 4, 2021 and March 31, 2021, the Company had entered into a total of $26,495 and $26,033, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $5,685 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from AOCI (“Accumulated Other Comprehensive Income”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of July 4, 2021 and March 31, 2021, the notional amount of these contracts was $29,262 and $28,995, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
July 4, 2021 and March 31, 2021

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	July 4, 2021	March 31, 2021	July 4, 2021	March 31, 2021
Prepaid and other current assets:
Lead forward contracts	$3,781	$—	$—	$—
Foreign currency forward contracts	271	524	—	—
Total assets	$4,052	$524	$—	$—
Accrued expenses:
Lead forward contracts	$—	$1,980	$—	$—
Foreign currency forward contracts	—	—	91	100
Total liabilities	$—	$1,980	$91	$100

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 4, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$7,572	Cost of goods sold	$2,459
Foreign currency forward contracts	(189)	Cost of goods sold	(160)
Total	$7,383		$2,299

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(6)
Total		$(6)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 5, 2020

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(1,274)	Cost of goods sold	$(3,799)
Foreign currency forward contracts	261	Cost of goods sold	(283)
Total	$(1,013)		$(4,082)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$262
Total		$262

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2022 and 2021 was based on the estimated effective tax rates applicable for the full years ending March 31, 2022 and March 31, 2021, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates, change in tax laws and the amount of the Company's consolidated earnings before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures were effective January 1, 2020. The Company recorded an income tax benefit of $1,883 during the first quarter of fiscal 2021.

The consolidated effective income tax rates for the first quarter of fiscal 2022 and 2021 were 16.0% and 15.4%, respectively. The rate increase in the first quarter of fiscal 2022 compared to the prior year quarter is primarily due to the Swiss tax reform, partially offset by Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 72% for fiscal 2022 compared to 67% for fiscal 2021. The foreign effective tax rate for both the first quarter of fiscal 2022 and 2021 was 9%. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2022 and fiscal 2021 and is taxed at an effective income tax rate of approximately 8% and 6%, respectively.

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

	Quarter ended
	July 4, 2021	July 5, 2020
Balance at beginning of period	$58,962	$63,525
Current period provisions	5,330	6,974
Costs incurred	(5,252)	(11,310)
Foreign currency translation adjustment	127	582
Balance at end of period	$59,167	$59,771

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. For additional information regarding these matters, see Note 19 - Commitments, Contingencies and Litigation to the consolidated financial statements contained in the 2021 Annual Report. As of July 4, 2021 and March 31, 2021, the Company did not have a reserve balance related to these matters.

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

11. Restructuring and other Exit Charges

Restructuring Programs

As disclosed in the 2021 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $4,666 remaining to be incurred by the end of fiscal 2022, mainly related to plans started in fiscal 2021 and 2022. Restructuring and exit charges for the first quarter of fiscal 2022 by reportable segments are as follows:

	Quarter ended July 4, 2021
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$858	$432	$36	$1,326
Exit charges	(370)	8,101	(1,225)	6,506
Restructuring and other exit charges	$488	$8,533	$(1,189)	$7,832

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2021	$2,595
Accrued	1,326
Costs incurred	(2,142)
Foreign currency impact	65
Balance as of July 4, 2021	$1,844

Exit Charges

Fiscal 2021 Programs

Hagen, Germany

In fiscal 2021, the EnerSys’ Board of Directors approved a plan to substantially close its facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. The Company plans to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

The Company currently estimates that the total charges for these actions will amount to approximately $60,000, the majority of which are expected to be recorded by the end of calendar 2021. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $40,000 and non-cash charges from inventory and equipment write-offs are estimated to be $20,000. These actions resulted in the reduction of approximately 200 employees.

During fiscal 2021, the Company recorded cash charges relating to severance of $23,331 and non-cash charges of $7,946 primarily relating to fixed asset write-offs.

During the first quarter of fiscal 2022, the Company recorded charges, primarily relating to severance of $8,471.

Targovishte, Bulgaria

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. Of the estimated total charges of $26,000 for this plan, the Company had recorded charges amounting to $20,242 in fiscal 2019, relating to severance and inventory and fixed asset write-offs and an additional $5,123 relating to cash and non-cash charges during fiscal 2020. During fiscal 2021, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company completed further actions which resulted in
$220 relating to cash and non-cash charges. During the current quarter of fiscal 2022, the Company sold this facility for $1,489. A net gain of $1,225 was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

Zamudio, Spain

During the first quarter of fiscal 2022, the Company closed a minor assembling plant in Zamudio, Spain and sold the same for $1,779. A net gain of $740 was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

Richmond, Kentucky Plant Fire

During fiscal 2021, the Company settled its claims with its insurance carrier relating to the fire that broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility in fiscal 2020.

During the first quarter of fiscal 2021, the Company recorded a charge of $9,274 as receivable for cleanup and received $10,000 from the insurance carrier. In addition to the property damage claim, the Company also received $3,700 in business interruption claims and was credited to cost of goods sold.

12. Debt

The following summarizes the Company’s long-term debt as of July 4, 2021 and March 31, 2021:

	July 4, 2021		March 31, 2021
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$4,806	$600,000	$5,106
Amended Credit Facility, due 2022	426,319	1,097	376,039	1,315
	$1,026,319	$5,903	$976,039	$6,421
Less: Unamortized issuance costs	5,903		6,421
Long-term debt, net of unamortized issuance costs	$1,020,416		$969,618

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

The Company may redeem, prior to September 15, 2027, all or a portion of the 2027 Notes at a price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest and a “make whole” premium to, but excluding, the redemption date. The Company may redeem, on or after September 15, 2027, all or a portion of the 2027 Notes at a price equal to 100% of the principal amount of the 2027 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. If a change of control triggering event occurs, the Company will be required to offer to repurchase the 2027 Notes at a price in cash equal to 101% of the aggregate principal amount of the 2027 Notes, plus accrued and unpaid interest to, but excluding, the date of repurchase. The 2027 Notes rank pari passu with the 2023 Notes (defined below).

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

On July 15, 2021, the Company entered into an amendment to the Amended Credit Facility. See Note 18 for more details.

As of July 4, 2021, the Company had $60,000 outstanding under the Amended 2017 Revolver and $366,319 under the Amended 2017 Term Loan.

The current portion of the Amended 2017 Term Loan of $45,790 is classified as long-term debt as the Company expects to refinance the future quarterly payments with revolver borrowings under the Amended Credit Facility.

Short-Term Debt

As of July 4, 2021 and March 31, 2021, the Company had $40,260 and $34,153, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 2% at both July 4, 2021 and at March 31, 2021.

Letters of Credit

As of July 4, 2021 and March 31, 2021, the Company had $2,959 of standby letters of credit.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $518 for both the quarters ended July 4, 2021 and July 5, 2020. Debt issuance costs, net of accumulated amortization, totaled $5,903 and $6,421, respectively, at July 4, 2021 and March 31, 2021.

Available Lines of Credit

As of July 4, 2021 and March 31, 2021, the Company had available and undrawn, under all its lines of credit, $745,809 and $697,875, respectively, including $107,934 and $122,303, respectively, of uncommitted lines of credit.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Service cost	$—	$—	$299	$235
Interest cost	130	132	366	327
Expected return on plan assets	(128)	(65)	(563)	(447)
Amortization and deferral	5	133	303	244
Net periodic benefit cost	$7	$200	$405	$359

14. Stock-Based Compensation

As of July 4, 2021, the Company maintains the 2017 Equity Incentive Plan as amended from time to time (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $3,659 for the first quarter of fiscal 2022 and $5,053 for the first quarter of fiscal 2021. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the first quarter of fiscal 2022, the Company granted to non-employee directors 1,053 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

Common stock activity during the first quarter of fiscal 2022 included the exercise of 19,652 stock options and the vesting of 65,213 restricted stock units and 45,216 TSRs.

As of July 4, 2021, there were 776,144 non-qualified stock options, 811,983 restricted stock units including non-employee director restricted stock units, 80,893 TSRs and 98,528 PSUs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the first quarter ended July 4, 2021:

Shares outstanding as of March 31, 2021	42,753,020
Purchase of treasury stock	(329,008)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	87,124
Shares outstanding as of July 4, 2021	42,511,136

Treasury Stock

During the first quarter ended July 4, 2021, the Company purchased 329,008 shares for $31,512 and did not purchase any shares during the first quarter ended July 5, 2020. At July 4, 2021 and March 31, 2021, the Company held 13,103,838 and 12,799,790 shares as treasury stock, respectively. During the first quarter ended July 4, 2021, the Company also issued 4,960 shares out of its treasury stock, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of July 4, 2021 and March 31, 2021, are as follows:

	March 31, 2021	Before Reclassifications	Amounts Reclassified from AOCI	July 4, 2021
Pension funded status adjustment	$(20,947)	$—	$240	$(20,707)
Net unrealized gain (loss) on derivative instruments	360	5,657	(1,760)	4,257
Foreign currency translation adjustment	(95,296)	15,272	—	(80,024)
Accumulated other comprehensive (loss) income	$(115,883)	$20,929	$(1,520)	$(96,474)

The following table presents reclassifications from AOCI during the first quarter ended July 4, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(2,299)	Cost of goods sold
Tax expense	539
Net unrealized gain on derivative instruments, net of tax	$(1,760)

Defined benefit pension costs:
Prior service costs and deferrals	$308	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(68)
Net periodic benefit cost, net of tax	$240

The following table presents reclassifications from AOCI during the first quarter ended July 5, 2020:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$4,082	Cost of goods sold
Tax benefit	(966)
Net unrealized loss on derivative instruments, net of tax	$3,116

Defined benefit pension costs:
Prior service costs and deferrals	$377	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(86)
Net periodic benefit cost, net of tax	$291

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter ended July 4, 2021:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2021	$—	$555	$554,168	$(563,481)	$1,669,751	$(115,883)	$(5,355)	$1,539,755	$3,821	$1,543,576
Stock-based compensation	—	—	3,659	—	—	—	—	3,659	—	3,659
Exercise of stock options	—	1	386	—	—	—	—	387	—	387
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(4,803)	—	—	—	—	(4,803)	—	(4,803)
Purchase of common stock	—	—	—	(31,512)	—	—	—	(31,512)	—	(31,512)
Other	—	—	44	170	—	—	—	214	—	214
Net earnings	—	—	—	—	43,929	—	—	43,929	—	43,929
Dividends ($0.175 per common share)	—	—	173	—	(7,608)	—	—	(7,435)	—	(7,435)
Dissolution of joint venture	—	—	—	—	—	—	—	—	(47)	(47)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $68)	—	—	—	—	—	240	—	240	—	240
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,187)	—	—	—	—	—	3,897	—	3,897	—	3,897
Foreign currency translation adjustment	—	—	—	—	—	15,272	—	15,272	49	15,321
Balance at July 4, 2021	$—	$556	$553,627	$(594,823)	$1,706,072	$(96,474)	$(5,355)	$1,563,603	$3,823	$1,567,426

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter and current quarter ended July 5, 2020:

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

	Quarter ended
	July 4, 2021	July 5, 2020
Net earnings attributable to EnerSys stockholders	$43,929	$35,183
Weighted-average number of common shares outstanding:
Basic	42,700,329	42,385,888
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	837,015	546,166
Diluted weighted-average number of common shares outstanding	43,537,344	42,932,054
Basic earnings per common share attributable to EnerSys stockholders	$1.03	$0.83
Diluted earnings per common share attributable to EnerSys stockholders	$1.01	$0.82
Anti-dilutive equity awards not included in diluted weighted-average common shares	165,386	386,263

17. Business Segments

Summarized financial information related to the Company's reportable segments for the first quarter ended July 4, 2021 and July 5, 2020, is shown below:

	Quarter ended
	July 4, 2021	July 5, 2020
Net sales by segment to unaffiliated customers (1)
Energy Systems	$371,206	$353,387
Motive Power	336,116	262,834
Specialty	107,571	88,703
Total net sales	$814,893	$704,924
Operating earnings by segment
Energy Systems	$7,106	$22,085
Motive Power	50,634	27,276
Specialty	10,992	5,246
Restructuring and other exit charges - Energy Systems	(488)	(512)
Restructuring and other exit charges - Motive Power	(8,533)	(762)
Restructuring and other exit charges - Specialty	1,189	(113)
Total operating earnings (2)	$60,900	$53,220
(1) Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2) The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.

18. Subsequent Events

On July 15, 2021, the Company entered into a second amendment to its existing Amended Credit Facility (as defined in Note 12) that resulted in the extension of the maturity date for the Amended Credit Facility to September 30, 2026, resetting of the principal amortization with respect to the Amended 2017 Term Loan, refinancing the existing term loan, increasing the revolving line of credit limit, and certain other modifications to the existing credit agreement.

On August 5, 2021, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on September 24, 2021, to stockholders of record as of September 10, 2021.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (our “2021 Annual Report”) and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Economic Climate

Global economies are recovering differently from the COVID-19 pandemic. The United States and Chinese economies have experienced a strong recovery while EMEA’s economy continues to be slowed by high levels of COVID-19 cases.

EnerSys is experiencing some supply chain disruptions in certain materials such as plastic resins and electronic components along with occasional transportation and related logistics challenges. In addition, some locations are experiencing difficulty meeting hiring goals. Generally, our mitigation efforts and the recent economic recovery, limit the impact of the pandemic-related challenges.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As a result of the COVID-19 pandemic, lead dropped into the low 70 cents per pound rate during our first fiscal quarter of 2021 and has currently rallied over $1.00 per pound rate, which is above the pre-COVID-19 levels. We are experiencing increasing costs in some of our raw materials such as plastic resins, steel, copper and electronics.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is now subject to agreements that adjust pricing to a market-based index for lead. Lead prices peaked in the first quarter of fiscal 2019 and then declined sequentially in every quarter in fiscal 2019. In fiscal 2020, our selling prices declined in response to declining commodity costs, including lead. In fiscal 2021, lead prices declined further in the first quarter and then recovered slowly throughout the rest of the fiscal year. During the first quarter of fiscal 2022, pricing increased slightly.

Based on current commodity markets, we will likely see year over year headwinds from increasing commodity prices, with some related increase in our selling prices in the upcoming year. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead will continue to decline.

Liquidity and Capital Resources

We believe that our financial position is strong and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $406 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $746 million at July 4, 2021, availability subject to credit agreement financial covenants.

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

Results of Operations

Net Sales

Net sales increased $110.0 million or 15.6% in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021. This increase was the result of a 12% increase in organic volume resulting primarily from the easing of the pandemic and a 4% increase in foreign currency translation impact.

Segment sales

	Quarter ended July 4, 2021		Quarter ended July 5, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$371.2	45.6%	$353.4	50.1%	$17.8	5.0%
Motive Power	336.1	41.2	262.8	37.3	73.3	27.9
Specialty	107.6	13.2	88.7	12.6	18.9	21.3
Total net sales	$814.9	100.0%	$704.9	100.0%	$110.0	15.6%

Net sales of our Energy Systems segment in the first quarter of fiscal 2022 increased $17.8 million or 5.0% compared to the first quarter of fiscal 2021. This increase was due to a 3% increase each in organic volume and foreign currency translation impact, partially offset by a 1% decrease in pricing. Continued strong demand in telecommunication has offset weakness in demand for power supplies from industrial customers with site access restrictions.

Net sales of our Motive Power segment in the first quarter of fiscal 2022 increased by $73.3 million or 27.9% compared to the first quarter of fiscal 2021. This increase was primarily due to a 22% increase in organic volume, a 5% increase in foreign currency translation impact and a 1% increase in pricing. The prior year's COVID-19 restrictions and related economic slowdown impacted this segment more than our other lines of business in the prior year.

Net sales of our Specialty segment in the first quarter of fiscal 2022 increased by $18.9 million or 21.3% compared to the first quarter of fiscal 2021. The increase was primarily due to a 18% increase in organic volume, a 2% increase in foreign currency translation impact and a 1% increase in pricing. Continued strong demand from transportation was joined with a resurgence in aerospace and defense sales.

Gross Profit

	Quarter ended July 4, 2021		Quarter ended July 5, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$193.2	23.7%	$175.0	24.8%	$18.2	10.4%

Gross profit increased $18.2 million or 10.4% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Gross profit, as a percentage of net sales, decreased 110 basis points in the first quarter of fiscal 2022 compared to the first quarter fiscal 2021. The decrease in the gross profit margin in the current quarter reflects the negative impact of lower margin revenue growth in our Energy Systems, which has also been impacted by higher costs in tariffs and freight costs from their imported electronics supply chain. Motive Power and Specialty enjoyed mild improvements in gross profit margin from price increases and productivity improvements.

Operating Items

	Quarter ended July 4, 2021		Quarter ended July 5, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$124.5	15.2%	$120.4	17.1%	$4.1	3.4%
Restructuring and other exit charges	$7.8	1.0%	$1.4	0.2%	$6.4	NM
NM = not meaningful

Operating expenses, as a percentage of sales, decreased 190 basis points in the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021. We have benefited from limited travel and other reduced selling expenses. While some of these benefits are COVID-19 related, we believe our operating expenses have been reduced, the benefit of which continues as the economy improves.

Selling expenses, our main component of operating expenses, were 43.8% of total operating expenses in the first quarter of fiscal 2022, compared to 42.8% of total operating expenses in the first quarter of fiscal 2021.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our first quarter of fiscal 2022 operating results are restructuring charges of $0.9 million in Energy Systems and $0.4 million in Motive Power.

Included in our first quarter of fiscal 2021 operating results were restructuring charges of $0.5 million in Energy Systems and $0.8 million in Motive Power and $0.1 million in Specialty.

Exit Charges

Hagen, Germany

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

We currently estimate that the total charges for these actions will amount to approximately $60.0 million, the majority of which are expected to be recorded by the end of calendar 2021. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $40.0 million and non-cash charges from inventory and equipment write-offs are estimated to be $20.0 million. These actions resulted in the reduction of approximately 200 employees. During fiscal 2021, the Company recorded cash charges relating to severance of $23.3 million and non-cash charges of $7.9 million primarily relating to fixed asset write-offs.

During the first quarter of fiscal 2022, the Company recorded charges, primarily relating to severance of $8.5 million.

Targovishte, Bulgaria

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. During the current quarter of fiscal 2022, the Company sold this facility for $1.5 million. A net gain of $1.2 million was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

Zamudio, Spain

During the first quarter of fiscal 2022, the Company closed a minor assembling plant in Zamudio, Spain and sold the same for $1.8 million. A net gain of $0.7 million was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

Richmond, Kentucky Plant Fire

During fiscal 2021, the Company settled its claims with its insurance carrier relating to the fire that broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility in fiscal 2020.

During the first quarter of fiscal 2021, the Company recorded a charge of $9.3 million for cleanup and received $10.0 million in advances from the insurance carrier. In addition to the property damage claim, the Company also received $3.7 million relating to a partial settlement of its claim for business interruption which was recorded as a reduction to cost of goods sold.

Operating Earnings

	Quarter ended July 4, 2021		Quarter ended July 5, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$7.1	1.9%	$22.0	6.2%	$(14.9)	(67.8)%
Motive Power	50.6	15.1	27.3	10.4	23.3	85.6
Specialty	11.0	10.2	5.3	5.9	5.7	109.5
Subtotal	68.7	8.4	54.6	7.7	14.1	25.9
Restructuring and other exit charges - Energy Systems	(0.5)	(0.1)	(0.5)	(0.1)	—	—
Restructuring and other exit charges - Motive Power	(8.5)	(2.5)	(0.8)	(0.3)	(7.7)	NM
Restructuring and other exit charges - Specialty	1.2	1.1	(0.1)	(0.1)	1.3	NM
Total operating earnings	$60.9	7.5%	$53.2	7.5%	$7.7	14.4%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased $7.7 million or 14.4% in the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021. Operating earnings, as a percentage of net sales, remained flat in the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021.

The Energy Systems operating earnings, as a percentage of sales, decreased 430 basis points in the first quarter of fiscal 2022, compared to the first quarter and of fiscal 2021. Lower margin revenue growth, along with higher freight, duties and operating expenses, negatively impacted the performance of this line of business.

The Motive Power operating earnings, as a percentage of sales, increased 470 basis points in the first quarter of fiscal 2022, compared to the first quarter and of fiscal 2021. The strong recovery in organic growth and price increases improved the performance of this line of business.

The Specialty operating earnings, as a percentage of sales, increased 430 basis points in the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021. Solid revenue growth enabled the expansion in Specialty's operating margins.

Interest Expense

	Quarter ended July 4, 2021		Quarter ended July 5, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$9.1	1.1%	$10.2	1.4%	$(1.1)	(10.4)%

Interest expense of $9.1 million in the first quarter of fiscal 2022 (net of interest income of $0.6 million) was $1.1 million lower than the interest expense of $10.2 million in the first quarter of fiscal 2021 (net of interest income of $0.5 million).

The decrease in interest expense in the first quarter of fiscal 2022 is primarily due to lower borrowing. Our average debt outstanding was $1,033.9 million in the first quarter of fiscal 2022, compared to $1,160.7 million in the first quarter of fiscal 2021.

Included in interest expense are non-cash charges for deferred financing fees of $0.5 million in both the first quarter of fiscal 2022 and in the first quarter of fiscal 2021.

Other (Income) Expense, Net

	Quarter ended July 4, 2021		Quarter ended July 5, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(0.5)	—%	$1.4	0.2%	$(1.9)	NM

NM = not meaningful

Other (income) expense, net in the first quarter of fiscal 2022 was income of $0.5 million compared to expense of $1.4 million in the first quarter of fiscal 2021. Foreign currency impact resulted in a gain of $1.1 million in the first quarter of fiscal 2022, compared to a foreign currency loss of $1.3 million in the first quarter of fiscal 2021.

Earnings Before Income Taxes

	Quarter ended July 4, 2021		Quarter ended July 5, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$52.3	6.4%	$41.6	5.9%	$10.7	25.7%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2022 increased $10.7 million, or 25.7%, compared to the first quarter of fiscal 2021.
Income Tax Expense

	Quarter ended July 4, 2021		Quarter ended July 5, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$8.4	1.0%	$6.4	0.9%	$2.0	30.4%
Effective tax rate	16.0%		15.4%		0.6%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2022 and 2021 was based on the estimated effective tax rates applicable for the full years ending March 31, 2022 and

March 31, 2021, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate, change in tax laws and the amount of our consolidated earnings before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures were effective January 1, 2020. The Company recorded an income tax benefit of $1.9 million during the first quarter of fiscal 2021.

The consolidated effective income tax rates for the first quarter of fiscal 2022 and 2021 were 16.0% and 15.4%, respectively. The rate increase in the first quarter of fiscal 2022 compared to the prior year quarter is primarily due to Swiss tax reform, partially offset by the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 72% for fiscal 2022 compared to 67% for fiscal 2021. The foreign effective income tax rate for both the first quarter of fiscal 2022 and 2021 was 9%. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2022 and fiscal 2021 and is taxed at an effective income tax rate of approximately 8% and 6%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities used cash of $48.1 million in the current quarter of fiscal 2022 compared to $116.6 million of cash generated in the first quarter of fiscal 2021, with the decrease in operating cash resulting mainly due to changes in our primary working capital, details of which can be found below. In the first quarter of fiscal 2022, primary working capital, net of currency translation changes, resulted in an outflow of funds of $58.2 million. In the first quarter of fiscal 2022, net earnings were $43.9 million, depreciation and amortization $24.4 million, stock-based compensation $3.7 million, non-cash charges relating to exit charges $2.1 million, primarily relating to the Hagen, Germany plant closure, allowance for doubtful debts of $1.0 million and non-cash interest of $0.5 million. Prepaid and other current assets were a use of funds of $15.6 million, primarily from an increase of contract assets of $4.4 million and other prepaid expenses of $11.2 million, such as taxes, insurance and other advances. Accrued expenses were a use of funds of $50.3 million primarily from payroll related accruals of $16.1 million, Hagen severance payments of $11.7 million, selling and other expenses of $8.0 million, interest payment net of accrued interest of $7.4 million, income tax payments of $3.9 million, and other payments of $3.2 million.
In the first quarter of fiscal 2021, cash provided by operating activities of $116.6 million was primarily from a reduction of $67.0 million in our primary working capital, net of currency translation changes. In the first quarter of fiscal 2021, net earnings were $35.2 million, depreciation and amortization $23.7 million, non-cash charges relating to exit charges $0.5 million, stock-based compensation $5.1 million and non-cash interest of $0.5 million. Accrued expenses decreased by $18.6 million primarily for payments of interest of $8.1 million, selling expense accruals of $6.3 million and warranties of $4.1 million. Prepaid and other current assets provided a source of funds of $2.7 million, from the receipt of $15.0 million towards the insurance receivable relating to the Richmond plant claim in fiscal 2020 offset by related accruals of $9.3 million, the receipt of a working capital adjustment claim of $2.0 million, relating to an acquisition made several years ago, partially offset by an increase in contract assets of $5.7 million.

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $851.5 million (yielding a primary working capital percentage of
26.1%) at July 4, 2021, $797.9 million (yielding a primary working capital percentage of 24.5%) at March 31, 2021 and $776.6 million at July 5, 2020 (yielding a primary working capital percentage of 27.5%). The primary working capital percentage of 26.1 % at July 4, 2021 is 160 basis points higher than that for March 31, 2021 and 140 basis points lower than that for July 5, 2020. The large increase in primary working capital dollars, compared to the first quarter of fiscal 2021 reflects the increase in revenue in the current quarter as compared to a COVID-19 restricted revenue in the prior year. The increase in primary working capital dollars compared to March 31, 2021, is primarily due to a seasonal increase in inventory levels and reduced accounts payable.

Primary working capital and primary working capital percentages at July 4, 2021, March 31, 2021 and July 5, 2020 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
July 4, 2021	$581.0	$563.9	$(293.4)	$851.5	$3,259.6	26.1%
March 31, 2021	603.6	518.2	(323.9)	797.9	3,254.2	24.5
July 5, 2020	509.0	510.6	(243.0)	776.6	2,819.7	27.5

Investing activities used cash of $13.1 million in the first quarter of fiscal 2022 which primarily consisted of capital expenditures of $16.4 million relating to plant improvements. We also received $3.3 million from the sale of our facilities in Europe.

Investing activities used cash of $26.3 million in the first quarter of fiscal 2021 which primarily consisted of capital expenditures relating to plant improvements.

Financing activities provided cash of $10.9 million in the first quarter of fiscal 2022. During the first quarter of fiscal 2022, we borrowed $65.7 million under the Amended 2017 Revolver and repaid $5.7 million of the Amended 2017 Revolver. Repayment on the Amended 2017 Term Loan was $11.4 million and net borrowings on short-term debt were $5.5 million. Treasury stock open market purchases were $31.5 million, payment of cash dividends to our stockholders were $7.4 million and payment of taxes related to net share settlement of equity awards were $4.8 million. Proceeds from stock options were $0.4 million.

Financing activities provided cash of $39.5 million in the first quarter of fiscal 2021. During the first quarter of fiscal 2021, we borrowed $35.0 million under the Amended 2017 Revolver and repaid $55.0 million of the Amended 2017 Revolver. Repayment on the Amended 2017 Term Loan was $8.4 million and net payments on short-term debt were $1.0 million. Payment of cash dividends to our stockholders were $7.4 million and payment of taxes related to net share settlement of equity awards were $3.1 million.
Currency translation had a positive impact of $4.8 million and $6.6 million on our cash balance in the first quarter of fiscal 2022 and the first quarter of fiscal 2021, respectively. In the first quarter of fiscal 2022, principal currencies in which we do business such as the Euro, Swiss franc, Polish zloty and British pound generally trended stronger versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $45.6 million to $406.2 million, in the first quarter of fiscal 2022 compared to an increase by $57.4 million to $384.4 million, in the first quarter of fiscal 2021.

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

We are in compliance with all covenants and conditions under our Amended Credit Facility and Senior Notes. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 10 to the Consolidated Financial Statements included in our 2021 Annual Report and Note 12 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt. On July 15, 2021, the Company entered into a second amendment to its existing Amended Credit Facility that resulted in the extension of the maturity date for the Amended Credit Facility to September 30, 2026, resetting of the principal amortization with respect to the Amended 2017 Term Loan, refinancing the existing term loan, increasing the revolving line of credit limit, and certain other modifications to the existing credit agreement.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2021 Annual Report. As of July 4, 2021, we had no significant changes to our contractual obligations table contained in our 2021 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at July 4, 2021 are $0.2 million (pre-tax). Those contracts that result in an asset position at July 4, 2021 are $4.2 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased annual interest expense, by approximately $4.7 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
July 4, 2021	$48.7	50.0	$0.97	9%
March 31, 2021	50.6	54.5	0.93	10
July 5, 2020	19.3	24.0	0.80	4

(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, we believe approximately 44% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at July 4, 2021, lead purchased by July 4, 2021 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $16 million in the first quarter of fiscal 2022.

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

At July 4, 2021 and July 5, 2020, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $3.6 million and $1.3 million, respectively.

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
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2021 Annual Report, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 – May 2, 2021	—	$—	—	$89,819,550
May 3 – May 30, 2021	122,955	92.96	89,126	81,468,865
May 31 – July 4, 2021	251,364	96.80	239,882	58,307,065
Total	374,319	$95.53	329,008

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.
(2) On November 8, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date which has a remaining authorization of $58.3 million as of July 4, 2021. The authorization is in addition to the existing stock repurchase programs.

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

Date: August 11, 2021