Form 10-Q
period 2021-10-03
EnerSys
filed 2021-11-10
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “ large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

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
Common Stock outstanding at November 5, 2021: 41,891,298 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	October 3, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$407,506	$451,808
Accounts receivable, net of allowance for doubtful accounts: October 3, 2021 - $12,423; March 31, 2021 - $12,992	584,584	603,581
Inventories, net	640,998	518,247
Prepaid and other current assets	135,768	117,681
Total current assets	1,768,856	1,691,317
Property, plant, and equipment, net	500,092	497,056
Goodwill	703,164	705,593
Other intangible assets, net	413,646	430,898
Deferred taxes	65,275	65,212
Other assets	66,421	72,721
Total assets	$3,517,454	$3,462,797
Liabilities and Equity
Current liabilities:
Short-term debt	$36,006	$34,153
Accounts payable	294,975	323,876
Accrued expenses	273,852	318,959
Total current liabilities	604,833	676,988
Long-term debt, net of unamortized debt issuance costs	1,075,989	969,618
Deferred taxes	77,068	76,412
Other liabilities	185,707	196,203
Total liabilities	1,943,597	1,919,221
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at October 3, 2021 and at March 31, 2021	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 55,732,195 shares issued and 42,630,966 shares outstanding at October 3, 2021; 55,552,810 shares issued and 42,753,020 shares outstanding at March 31, 2021	557	555
Additional paid-in capital	556,202	554,168
Treasury stock at cost, 13,101,229 shares held as of October 3, 2021 and 12,799,790 shares held as of March 31, 2021	(594,649)	(563,481)
Retained earnings	1,734,057	1,669,751
Contra equity - indemnification receivable	(4,001)	(5,355)
Accumulated other comprehensive loss	(122,147)	(115,883)
Total EnerSys stockholders’ equity	1,570,019	1,539,755
Nonredeemable noncontrolling interests	3,838	3,821
Total equity	1,573,857	1,543,576
Total liabilities and equity	$3,517,454	$3,462,797
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	October 3, 2021	October 4, 2020
Net sales	$791,395	$708,402
Cost of goods sold	612,575	530,842
Inventory adjustment relating to exit activities	960	—
Gross profit	177,860	177,560
Operating expenses	125,309	119,026
Restructuring and other exit charges	2,857	3,119
Operating earnings	49,694	55,415
Interest expense	9,573	9,829
Other (income) expense, net	198	4,110
Earnings before income taxes	39,923	41,476
Income tax expense	4,297	5,745
Net earnings attributable to EnerSys stockholders	$35,626	$35,731
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.84	$0.84
Diluted	$0.82	$0.83
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	42,575,576	42,521,659
Diluted	43,255,832	43,087,455
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	October 3, 2021	October 4, 2020
Net sales	$1,606,288	$1,413,326
Cost of goods sold	1,234,249	1,060,789
Inventory adjustment relating to exit activities	960	—
Gross profit	371,079	352,537
Operating expenses	249,796	239,396
Restructuring charges and other exit charges	10,689	4,506
Operating earnings	110,594	108,635
Interest expense	18,680	19,994
Other (income) expense, net	(298)	5,572
Earnings before income taxes	92,212	83,069
Income tax expense	12,657	12,155
Net earnings attributable to EnerSys stockholders	79,555	70,914
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.87	$1.67
Diluted	$1.83	$1.65
Dividends per common share	$0.35	$0.35
Weighted-average number of common shares outstanding:
Basic	42,637,953	42,453,774
Diluted	43,396,588	43,009,755
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six months ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Net earnings	$35,626	$35,731	$79,555	$70,914
Other comprehensive income:
Net unrealized (loss) gain on derivative instruments, net of tax	(2,233)	1,470	1,664	3,813
Pension funded status adjustment, net of tax	233	305	473	596
Foreign currency translation adjustment	(23,658)	32,833	(8,337)	60,980
Total other comprehensive (loss) income, net of tax	(25,658)	34,608	(6,200)	65,389
Total comprehensive income	9,968	70,339	73,355	136,303
Comprehensive income attributable to noncontrolling interests	15	144	64	152
Comprehensive income attributable to EnerSys stockholders	$9,953	$70,195	$73,291	$136,151
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	October 3, 2021	October 4, 2020
Cash flows from operating activities
Net earnings	$79,555	$70,914
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,340	47,059
Write-off of assets relating to exit activities	3,756	1,753
Derivatives not designated in hedging relationships:
Net gains	(117)	(372)
Cash proceeds	147	846
Provision for doubtful accounts	1,240	182
Deferred income taxes	108	(1,820)
Non-cash interest expense	1,133	1,036
Stock-based compensation	9,424	10,586
(Gain) loss on disposal of property, plant, and equipment	(37)	156
Changes in assets and liabilities:
Accounts receivable	15,914	106,581
Inventories	(125,479)	21,080
Prepaid and other current assets	(18,969)	7,369
Other assets	1,686	3,132
Accounts payable	(32,694)	(49,557)
Accrued expenses	(48,013)	1,282
Other liabilities	(1,565)	(2,954)
Net cash (used in) provided by operating activities	(65,571)	217,273

Cash flows from investing activities
Capital expenditures	(34,622)	(39,905)
Proceeds from disposal of facility	3,268	—
Proceeds from disposal of property, plant, and equipment	133	81
Net cash used in investing activities	(31,221)	(39,824)

Cash flows from financing activities
Net borrowings (repayments) on short-term debt	2,155	(16,502)
Proceeds from Second Amended Revolver borrowings	275,700	45,000
Repayments of Second Amended Revolver borrowings	(5,700)	(100,000)
Repayments of Second Amended Term Loan	(161,447)	(16,837)
Debt issuance costs	(2,952)	—
Option proceeds, net	1,158	1,766
Payment of taxes related to net share settlement of equity awards	(9,000)	(4,602)
Purchase of treasury stock	(31,512)	—
Dividends paid to stockholders	(14,891)	(14,879)
Other	393	255
Net cash provided by (used in) financing activities	53,904	(105,799)
Effect of exchange rate changes on cash and cash equivalents	(1,414)	15,603
Net (decrease) increase in cash and cash equivalents	(44,302)	87,253
Cash and cash equivalents at beginning of period	451,808	326,979
Cash and cash equivalents at end of period	$407,506	$414,232

See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and six months ended October 3, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including, but not limited to, the potential impacts arising from the coronavirus pandemic including its variants (“COVID-19”) and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts of COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates.

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

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the second quarter of fiscal 2022 and 2021 amounted to $90,112 and $74,327, respectively. Service revenues for the six months of fiscal 2022 and 2021 amounted to $172,630 and $143,085, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the second quarter of fiscal 2022 and 2021 amounted to $43,607 and $35,074, respectively. Revenues recognized over time for the six months of fiscal 2022 and 2021 amounted to $84,511 and $71,176, respectively.

On October 3, 2021, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $145,299, of which, the Company estimates that approximately $102,976 will be recognized as revenue in fiscal 2022, $35,962 in fiscal 2023, $6,324 in fiscal 2024, and $37 in fiscal 2025.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of October 3, 2021, the current and non-current portion of contract liabilities were $17,561 and $1,375, respectively. As of March 31, 2021, the current and non-current portion of contract liabilities were $15,992 and $2,072, respectively. Revenues recognized during the second quarter of fiscal 2022 and 2021 that were included in the contract liability at the beginning of the quarter, amounted to $5,467 and $4,175, respectively. Revenues recognized during the six months of fiscal 2022 and 2021 that were included in the contract liability at the beginning of the quarter, amounted to $5,182 and $7,641, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $53,358 and $46,451 as of October 3, 2021 and March 31, 2021, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At October 3, 2021, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,604 and refund liability representing amounts estimated to be refunded to customers was $8,059.

3. Leases

The Company leases manufacturing facilities, distribution centers, office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 17 years.

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized on a straight-line basis over the lease term.

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of October 3, 2021	As of March 31, 2021
Operating Leases:
Right-of-use assets	Other assets	$56,116	$62,159
Operating lease current liabilities	Accrued expenses	19,334	21,774
Operating lease non-current liabilities	Other liabilities	39,025	42,528
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$460	$573
Finance lease current liabilities	Accrued expenses	220	236
Finance lease non-current liabilities	Other liabilities	328	435

The components of lease expense for the second quarter and six months ended October 3, 2021 and October 4, 2020 were as follows:

		Quarter ended		Six months ended
	Classification	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Operating Leases:
Operating lease cost	Operating expenses	$6,422	$6,745	$13,138	$13,681
Variable lease cost	Operating expenses	2,354	1,613	4,927	3,732
Short term lease cost	Operating expenses	1,753	1,578	3,570	3,406
Finance Leases:
Depreciation	Operating expenses	$59	$46	$119	$88
Interest expense	Interest expense	7	7	15	14
Total		$10,595	$9,989	$21,769	$20,921

The following table presents the weighted average lease term and discount rates for leases as of October 3, 2021 and March 31, 2021:

	October 3, 2021	March 31, 2021
Operating Leases:
Weighted average remaining lease term (years)	5.7 years	5.5 years
Weighted average discount rate	5.09%	5.16%
Finance Leases:
Weighted average remaining lease term (years)	2.7 years	3.1 years
Weighted average discount rate	4.80%	4.81%

The following table presents future payments due under leases reconciled to lease liabilities as of October 3, 2021:

	Finance Leases	Operating Leases
Six months ended March 31, 2022	$132	$11,907
Year ended March 31,
2023	216	17,366
2024	157	11,476
2025	47	7,699
2026	26	5,678
Thereafter	—	13,337
Total undiscounted lease payments	578	67,463
Present value discount	30	9,104
Lease liability	$548	$58,359

The following table presents supplemental disclosures of cash flow information related to leases for the second quarter and six months ended October 3, 2021 and October 4, 2020:

	Quarter ended		Six months ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$7	$7	$15	$14
Operating cash flows from operating leases	6,484	6,739	13,249	13,660
Financing cash flows from finance leases	60	45	120	86
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$87	$—	$87
Right-of-use assets obtained in exchange for new operating lease liabilities	1,909	955	5,590	7,132

4. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	October 3, 2021			March 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$148,103	$(953)	$147,150	$148,164	$(953)	$147,211
Finite-lived intangible assets:
Customer relationships	298,178	(98,633)	199,545	298,576	(87,308)	211,268
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	97,304	(34,168)	63,136	97,349	(29,561)	67,788
Trademarks	8,012	(4,197)	3,815	8,012	(3,381)	4,631
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$555,618	$(141,972)	$413,646	$556,122	$(125,224)	$430,898

The Company’s amortization expense related to finite-lived intangible assets was $8,329 and $16,748 for the second quarter and six months of fiscal 2022, compared to $8,187 and $16,742 for the second quarter and six months of fiscal 2021. The expected amortization expense based on the finite-lived intangible assets as of October 3, 2021, is $15,786 for the remainder of fiscal 2022, $30,399 in fiscal 2023, $27,544 in fiscal 2024, $26,552 in fiscal 2025 and $25,618 in fiscal 2026.

Goodwill
The following table presents the amount of goodwill, as well as any changes in the carrying amount of goodwill by segment during the six months of fiscal 2022:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2021	$279,676	$327,055	$98,862	$705,593
Foreign currency translation adjustment	(1,461)	(720)	(248)	(2,429)
Balance as of October 3, 2021	$278,215	$326,335	$98,614	$703,164

5. Inventories

	October 3, 2021	March 31, 2021
Raw materials	$203,548	$147,040
Work-in-process	117,130	97,715
Finished goods	320,320	273,492
Total	$640,998	$518,247

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of October 3, 2021 and March 31, 2021, and the basis for that measurement:

	Total Fair Value Measurement October 3, 2021	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(2,913)	$—	$(2,913)	$—
Foreign currency forward contracts	165	—	165	—
Total derivatives	$(2,748)	$—	$(2,748)	$—

	Total Fair Value Measurement March 31, 2021	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(1,980)	$—	$(1,980)	$—
Foreign currency forward contracts	424	—	424	—
Total derivatives	$(1,556)	$—	$(1,556)	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1- Summary of Significant Accounting Policies to the Company's consolidated financial statements included in the 2021 Annual Report.

The fair values for foreign currency forward contracts are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

Financial Instruments

The fair values of the Company’s cash and cash equivalents approximate carrying value due to their short maturities.

The fair value of the Company’s short-term debt and borrowings under the Second Amended Credit Facility (as defined in Note 12), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

In fiscal 2020, the Company issued its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”), with an original face value of $300,000. The Company's 5.00% Senior Notes due April 30, 2023 (the “2023 Notes”), with an original face value of $300,000, were issued in fiscal 2016. The fair value of the Company's 2027 Notes and 2023 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 106% and 102% of face value on October 3, 2021 and March 31, 2021, respectively. The 2023 Notes were trading at approximately 103% and 105% of face value on October 3, 2021 and March 31, 2021, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at October 3, 2021 and March 31, 2021 were as follows:

	October 3, 2021		March 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$—	$—	$—	$—
Financial liabilities:
Senior Notes (2)	$600,000	$625,890	$600,000	$621,000
Derivatives (1)	2,748	2,748	1,556	1,556
(1)Represents lead and foreign currency forward contracts (see Note 7 for asset and liability positions of the lead and foreign currency forward contracts at October 3, 2021 and March 31, 2021).
(2)The fair value amount of the Senior Notes at October 3, 2021 and March 31, 2021 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At October 3, 2021 and March 31, 2021, the Company has hedged the price to purchase approximately 49.0 million pounds and 54.5 million pounds of lead, respectively, for a total purchase price of $50,847 and $50,567, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of October 3, 2021 and March 31, 2021, the Company had entered into a total of $27,192 and $26,033, respectively, of such contracts.

In the coming twelve months, the Company anticipates that $2,770 of pretax gain relating to lead and foreign currency forward contracts will be reclassified from AOCI (“Accumulated Other Comprehensive Income”) as part of cost of goods sold. This amount represents the current net unrealized impact of hedging lead and foreign exchange rates, which will change as market rates change in the future, and will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead costs to be realized in connection with the variable lead cost and foreign exchange rates being hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of October 3, 2021 and March 31, 2021, the notional amount of these contracts was $26,027 and $28,995, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
October 3, 2021 and March 31, 2021

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	October 3, 2021	March 31, 2021	October 3, 2021	March 31, 2021
Prepaid and other current assets:
Lead forward contracts	$—	$—	$—	$—
Foreign currency forward contracts	295	524	—	—
Total assets	$295	$524	$—	$—
Accrued expenses:
Lead forward contracts	$2,913	$1,980	$—	$—
Foreign currency forward contracts	—	—	130	100
Total liabilities	$2,913	$1,980	$130	$100

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 3, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(2,409)	Cost of goods sold	$817
Foreign currency forward contracts	442	Cost of goods sold	132
Total	$(1,967)		$949

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$123
Total		$123

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 4, 2020

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(2,219)	Cost of goods sold	$(4,854)
Foreign currency forward contracts	(454)	Cost of goods sold	257
Total	$(2,673)		$(4,597)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$260
Total		$260

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 3, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$5,163	Cost of goods sold	$3,276
Foreign currency forward contracts	253	Cost of goods sold	(28)
Total	$5,416		$3,248

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$117
Total		$117

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 4, 2020

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,493)	Cost of goods sold	$(8,653)
Foreign currency forward contracts	(193)	Cost of goods sold	(26)
Total	$(3,686)		$(8,679)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$372
Total		372

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2022 and 2021 was based on the estimated effective tax rates applicable for the full years ending March 31, 2022 and March 31, 2021, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, change in tax laws and the amount of the Company's consolidated earnings before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures were effective January 1, 2020. The Company recorded an income tax benefit of $1,883 during the six months of fiscal 2021.

The consolidated effective income tax rates for the second quarter of fiscal 2022 and 2021 were 10.8% and 13.9%, and for the six months of fiscal 2022 and 2021 were 13.7% and 14.6%, respectively. The rate decrease in the second quarter compared to the prior quarter is primarily due to Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions. The rate decrease in the six months of fiscal 2022 compared to the prior year period is primarily due to Hagen, Germany exit charges and changes in mix of earnings among tax jurisdictions, partially offset by the Swiss tax reform.

Foreign income as a percentage of worldwide income is estimated to be 76% for fiscal 2022 compared to 67% for fiscal 2021. The foreign effective tax rates for the six months of fiscal 2022 and 2021 were 9.9% and 10.6%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2022 and fiscal 2021 and were taxed at an effective income tax rate of approximately 8% in both periods.

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

	Quarter ended		Six months ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Balance at beginning of period	$59,167	$59,771	$58,962	$63,525
Current period provisions	2,331	7,683	7,661	14,657
Costs incurred	(4,120)	(8,662)	(9,372)	(19,972)
Foreign currency translation adjustment	(1,156)	1,520	(1,029)	2,102
Balance at end of period	$56,222	$60,312	$56,222	$60,312

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. For additional information regarding these matters, see Note 19 - Commitments, Contingencies and Litigation to the consolidated financial statements contained in the 2021 Annual Report. As of October 3, 2021 and March 31, 2021, the Company did not have a reserve balance related to these matters.

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

11. Restructuring and other Exit Charges

Restructuring Programs

As disclosed in the 2021 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $2,447 remaining to be incurred by the end of fiscal 2022, mainly related to plans started in fiscal 2021 and 2022. Restructuring and exit charges for the second quarter and six months of fiscal 2022 by reportable segments are as follows:

	Quarter ended October 3, 2021
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$161	$849	$3	$1,013
Exit charges	—	1,827	17	1,844
Restructuring and other exit charges	$161	$2,676	$20	$2,857

	Six months ended October 3, 2021
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$1,019	$1,281	$39	$2,339
Exit charges	(370)	9,928	(1,208)	8,350
Restructuring and other exit charges	$649	$11,209	$(1,169)	$10,689

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2021	$2,595
Accrued	2,339
Costs incurred	(3,400)
Foreign currency impact	49
Balance as of October 3, 2021	$1,583

Exit Charges

Fiscal 2021 Programs

Hagen, Germany

In fiscal 2021, the EnerSys’ Board of Directors approved a plan to close substantially all of its facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. The Company plans to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

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

During the six months of fiscal 2022, the Company recorded cash charges primarily relating to severance of $6,663 and non-cash charges of $3,635 primarily relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $960, which was reported in cost of goods sold.

Targovishte, Bulgaria

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. Of the estimated total charges of $26,000 for this plan, the Company had recorded charges amounting to $20,242 in fiscal 2019, relating to severance and inventory and fixed asset write-offs and an additional $5,123 relating to cash and non-cash charges during fiscal 2020. During fiscal 2021, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company completed further actions which resulted in
$220 relating to cash and non-cash charges. During the six months of fiscal 2022, the Company sold this facility for $1,489. A net gain of $1,208 was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

Vijayawada, India

During fiscal 2021, the Company committed to a plan to close its facility in Vijayawada, India to align with its strategic vision for the new line of business structure and footprint. The Company recorded exit charges of $1,509, primarily relating to asset write-offs.

Fiscal 2022 Program

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

During the six months of fiscal 2021, the Company recorded a charge of $15,316 as receivable for cleanup and received $18,144 from the insurance carrier. In addition to the property damage claim, the Company also received $5,156 in business interruption claims and was credited to cost of goods sold.

12. Debt

The following summarizes the Company’s long-term debt as of October 3, 2021 and March 31, 2021:

	October 3, 2021		March 31, 2021
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$4,505	$600,000	$5,106
Second Amended Credit Facility, due 2026	484,229	3,735	376,039	1,315
	$1,084,229	$8,240	$976,039	$6,421
Less: Unamortized issuance costs	8,240		6,421
Long-term debt, net of unamortized issuance costs	$1,075,989		$969,618

The Company's Senior Notes comprise the following:

4.375% Senior Notes due 2027

On December 11, 2019, the Company issued $300,000 in aggregate principal amount of its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”). Proceeds from this offering, net of debt issuance costs were $296,250 and were utilized to pay down the Amended 2017 Revolver (defined below). The 2027 Notes bear interest at a rate of 4.375% per annum accruing from December 11, 2019. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The 2027 Notes mature on December 15, 2027, unless earlier redeemed or repurchased in full and are unsecured and unsubordinated obligations of the Company. They are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries that are guarantors under the Second Amended Credit Facility (defined below). These guarantees are unsecured and unsubordinated obligations of such guarantors.

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

5.00% Senior Notes due 2023

The 5% Senior Notes due April 30, 2023 (the “2023 Notes”) bear interest at a rate of 5.00% per annum and have an original face value of $300,000. Interest is payable semiannually in arrears on April 30 and October 30 of each year and commenced on October 30, 2015. The 2023 Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The 2023 Notes are unsecured and unsubordinated obligations of the Company. The 2023 Notes are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries that are guarantors under the Second Amended Credit Facility. These guarantees are unsecured and unsubordinated obligations of such guarantors.

2017 Credit Facility and Subsequent Amendments

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

In fiscal 2019, the Company amended the 2017 Credit Facility (as amended, the “Amended Credit Facility”) to fund the Alpha acquisition. The Amended Credit Facility consisted of $449,105 senior secured term loans (the “Amended Term Loan”), including a CAD 133,050 ($99,105) term loan and a $700,000 senior secured revolving credit facility (the “Amended Revolver”). The amendment resulted in an increase of the 2017 Term Loan and the 2017 Revolver by $299,105 and $100,000, respectively.

During the current quarter, the Company entered into a second amendment to the Amended Credit Facility (as amended, the “Second Amended Credit Facility”). The Second Amended Credit Facility, scheduled to mature on September 30, 2026, consists of a $130,000 senior secured term loan (the “Second Amended Term Loan”), a CAD 106,440 ($84,229) term loan and an $850,000 senior secured revolving credit facility (the “Second Amended Revolver”). The second amendment resulted in a decrease of the Amended Term Loan by $150,000 and an increase of the Amended Revolver by $150,000.

Subsequent to the second amendment, the quarterly installments payable on the Second Amended Term Loan are $2,678 beginning December 31, 2022, $4,017 beginning December 31, 2024 and $5,356 beginning December 31, 2025 with a final payment of $160,672 on September 30, 2026. The Second Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and / or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) plus (i) LIBOR plus between 1.125% and 2.00% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base

Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%. The Second Amended Credit Facility provides for alternate benchmark rates such as the Secured Overnight Financing Rate (“SOFR”) to replace LIBOR when it is phased out.

Obligations under the Second Amended Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the Second Amended Credit Facility and up to 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The Second Amended Credit Facility allows for up to two temporary increases in the maximum leverage ratio from 3.50x to 4.00x for a four quarter period following an acquisition larger than $250,000.

As of October 3, 2021, the Company had $270,000 outstanding under the Second Amended Revolver and $214,229 under the Second Amended Term Loan.

The current portion of the Second Amended Term Loan is $0.

Short-Term Debt

As of October 3, 2021 and March 31, 2021, the Company had $36,006 and $34,153, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 2% at both October 3, 2021 and at March 31, 2021.

Letters of Credit

As of October 3, 2021 and March 31, 2021, the Company had $2,959 of standby letters of credit.

Debt Issuance Costs

In connection with the Second Amended Credit Facility, the Company capitalized $2,952 in debt issuance costs and wrote off $128 of unamortized debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $615 and 518, respectively, for the second quarter ended October 3, 2021 and October 4, 2020 and $1,133 and $1,036 for the six months of fiscal 2022 and fiscal 2021, respectively. Debt issuance costs, net of accumulated amortization, totaled $8,240 and $6,421, respectively, at October 3, 2021 and March 31, 2021.

Available Lines of Credit

As of October 3, 2021 and March 31, 2021, the Company had available and undrawn, under all its lines of credit, $688,959 and $697,875, respectively, including $111,084 and $122,303, respectively, of uncommitted lines of credit.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Service cost	$—	$—	$291	$252
Interest cost	130	133	360	348
Expected return on plan assets	(129)	(66)	(555)	(474)
Amortization and deferral	5	132	297	259
Net periodic benefit cost	$6	$199	$393	$385

	United States Plans		International Plans
	Six months ended		Six months ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Service cost	$—	$—	$590	$487
Interest cost	260	265	726	675
Expected return on plan assets	(257)	(131)	(1,118)	(921)
Amortization and deferral	10	265	600	503
Net periodic benefit cost	$13	$399	$798	$744

14. Stock-Based Compensation

As of October 3, 2021, the Company maintains the 2017 Equity Incentive Plan as amended from time to time (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $5,765 for the second quarter of fiscal 2022 and $5,533 for the second quarter of fiscal 2021. Stock-based compensation was $9,424 and $10,586 for the six months of fiscal 2022 and fiscal 2021, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the six months of fiscal 2022, the Company granted to non-employee directors 22,250 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the six months of fiscal 2022, the Company granted to management and other key employees 246,222 non-qualified stock options that vest ratably over three years from the date of grant and 229,600 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the six months of fiscal 2022 included the exercise of 37,390 stock options and the vesting of 204,586 restricted stock units, 46,048 TSRs and 670 PSUs.

As of October 3, 2021, there were 992,791 non-qualified stock options, 907,265 restricted stock units including non-employee director restricted stock units, 74,363 TSRs and 77,519 PSUs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the six months ended October 3, 2021:

Shares outstanding as of March 31, 2021	42,753,020
Purchase of treasury stock	(329,008)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	206,954
Shares outstanding as of October 3, 2021	42,630,966

Treasury Stock

During the six months ended October 3, 2021, the Company purchased 329,008 shares for $31,512 and did not purchase any shares during the six months ended October 4, 2020. At October 3, 2021 and March 31, 2021, the Company held 13,101,229 and 12,799,790 shares as treasury stock, respectively. During the six months ended October 3, 2021, the Company also issued 7,569 shares out of its treasury stock, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

See Note 18 Subsequent Events for additional information relating to stock repurchase activity subsequent to October 3, 2021.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of October 3, 2021 and March 31, 2021, are as follows:

	March 31, 2021	Before Reclassifications	Amounts Reclassified from AOCI	October 3, 2021
Pension funded status adjustment	$(20,947)	$—	$473	$(20,474)
Net unrealized gain (loss) on derivative instruments	360	4,151	(2,487)	2,024
Foreign currency translation adjustment	(95,296)	(8,401)	—	(103,697)
Accumulated other comprehensive (loss) income	$(115,883)	$(4,250)	$(2,014)	$(122,147)

The following table presents reclassifications from AOCI during the second quarter ended October 3, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(949)	Cost of goods sold
Tax expense	222
Net unrealized gain on derivative instruments, net of tax	$(727)

Defined benefit pension costs:
Prior service costs and deferrals	$302	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(69)
Net periodic benefit cost, net of tax	$233

The following table presents reclassifications from AOCI during the six months ended October 3, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(3,248)	Cost of goods sold
Tax expense	761
Net unrealized gain on derivative instruments, net of tax	$(2,487)

Defined benefit pension costs:
Prior service costs and deferrals	$610	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(137)
Net periodic benefit cost, net of tax	$473

The following table presents reclassifications from AOCI during the second quarter ended October 4, 2020:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$4,597	Cost of goods sold
Tax benefit	(1,088)
Net unrealized loss on derivative instruments, net of tax	$3,509

Defined benefit pension costs:
Prior service costs and deferrals	$391	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(86)
Net periodic benefit cost, net of tax	$305

The following table presents reclassifications from AOCI during the six months ended October 4, 2020:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$8,679	Cost of goods sold
Tax benefit	(2,054)
Net unrealized loss on derivative instruments, net of tax	$6,625

Defined benefit pension costs:
Prior service costs and deferrals	$768	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(172)
Net periodic benefit cost, net of tax	$596

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended October 3, 2021:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2021	$—	$555	$554,168	$(563,481)	$1,669,751	$(115,883)	$(5,355)	$1,539,755	$3,821	$1,543,576
Stock-based compensation	—	—	3,659	—	—	—	—	3,659	—	3,659
Exercise of stock options	—	1	386	—	—	—	—	387	—	387
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(4,803)	—	—	—	—	(4,803)	—	(4,803)
Purchase of common stock	—	—	—	(31,512)	—	—	—	(31,512)	—	(31,512)
Other	—	—	44	170	—	—	—	214	—	214
Net earnings	—	—	—	—	43,929	—	—	43,929	—	43,929
Dividends ($0.175 per common share)	—	—	173	—	(7,608)	—	—	(7,435)	—	(7,435)
Dissolution of joint venture	—	—	—	—	—	—	—	—	(47)	(47)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $68)	—	—	—	—	—	240	—	240	—	240
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,187)	—	—	—	—	—	3,897	—	3,897	—	3,897
Foreign currency translation adjustment	—	—	—	—	—	15,272	—	15,272	49	15,321
Balance at July 4, 2021	$—	$556	$553,627	$(594,823)	$1,706,072	$(96,474)	$(5,355)	$1,563,603	$3,823	$1,567,426
Stock-based compensation	—	—	5,765	—	—	—	—	5,765	—	5,765
Exercise of stock options	—	1	770	—	—	—	—	771	—	771
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(4,197)	—	—	—	—	(4,197)	—	(4,197)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,354	1,354	—	1,354
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	52	174	—	—	—	226	—	226
Net earnings	—	—	—	—	35,626	—	—	35,626	—	35,626
Dividends ($0.175 per common share)	—	—	185	—	(7,641)	—	—	(7,456)	—	(7,456)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $69)	—	—	—	—	—	233	—	233	—	233
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $(683))	—	—	—	—	—	(2,233)	—	(2,233)	—	(2,233)
Foreign currency translation adjustment	—	—	—	—	—	(23,673)	—	(23,673)	15	(23,658)
Balance at October 3, 2021	$—	$557	$556,202	$(594,649)	$1,734,057	$(122,147)	$(4,001)	$1,570,019	$3,838	$1,573,857

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended October 4, 2020:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2020	$—	$551	$529,100	$(564,376)	$1,556,980	$(215,006)	$(6,724)	$1,300,525	$3,537	$1,304,062
Stock-based compensation	—	—	5,053	—	—	—	—	5,053	—	5,053
Exercise of stock options	—	2	479	—	—	—	—	481	—	481
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(3,135)	—	—	—	—	(3,135)	—	(3,135)
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	(123)	299	—	—	—	176	—	176
Net earnings	—	—	—	—	35,183	—	—	35,183	—	35,183
Dividends ($0.175 per common share)	—	—	172	—	(7,600)	—	—	(7,428)	—	(7,428)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $86)	—	—	—	—	—	291	—	291	—	291
Net unrealized gain (loss) on derivative instruments (net of tax expense of $726)	—	—	—	—	—	2,343	—	2,343	—	2,343
Foreign currency translation adjustment	—	—	—	—	—	28,139	—	28,139	8	28,147
Balance at July 5, 2020	$—	$553	$531,546	$(564,077)	$1,584,563	$(184,233)	$(6,724)	$1,361,628	$3,545	$1,365,173
Stock-based compensation	—	—	5,533	—	—	—	—	5,533	—	5,533
Exercise of stock options	—	1	1,284	—	—	—	—	1,285	—	1,285
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(1,467)	—	—	—	—	(1,467)	—	(1,467)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,451	1,451	—	1,451
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	(7)	224	—	—	—	217	—	217
Net earnings	—	—	—	—	35,731	—	—	35,731	—	35,731
Dividends ($0.175 per common share)	—	—	203	—	(7,654)	—	—	(7,451)	—	(7,451)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $86)	—	—	—	—	—	305	—	305	—	305
Net unrealized gain (loss) on derivative instruments (net of tax expense of $454)	—	—	—	—	—	1,470	—	1,470	—	1,470
Foreign currency translation adjustment	—	—	—	—	—	32,689	—	32,689	144	32,833
Balance at October 4, 2020	$—	$554	$537,092	$(563,853)	$1,612,640	$(149,769)	$(5,273)	$1,431,391	$3,689	$1,435,080

16. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Net earnings attributable to EnerSys stockholders	$35,626	$35,731	$79,555	$70,914
Weighted-average number of common shares outstanding:
Basic	42,575,576	42,521,659	42,637,953	42,453,774
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	680,256	565,796	758,635	555,981
Diluted weighted-average number of common shares outstanding	43,255,832	43,087,455	43,396,588	43,009,755
Basic earnings per common share attributable to EnerSys stockholders	$0.84	$0.84	$1.87	$1.67
Diluted earnings per common share attributable to EnerSys stockholders	$0.82	$0.83	$1.83	$1.65
Anti-dilutive equity awards not included in diluted weighted-average common shares	288,018	149,616	226,702	267,940

17. Business Segments

Summarized financial information related to the Company's reportable segments for the second quarter and six months ended October 3, 2021 and October 4, 2020, is shown below:

	Quarter ended		Six months ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Net sales by segment to unaffiliated customers (1)
Energy Systems	$369,839	$340,822	$741,045	$694,209
Motive Power	320,687	263,738	656,803	526,572
Specialty	100,869	103,842	208,440	192,545
Total net sales	$791,395	$708,402	$1,606,288	$1,413,326
Operating earnings by segment
Energy Systems	$1,129	$22,997	$8,235	$45,082
Motive Power	40,996	24,149	91,630	51,425
Specialty	11,386	11,388	22,378	16,634
Inventory adjustment relating to exit activities - Motive Power	(960)	—	(960)	—
Restructuring and other exit charges - Energy Systems	(161)	(1,331)	(649)	(1,843)
Restructuring and other exit charges - Motive Power	(2,676)	(1,681)	(11,209)	(2,443)
Restructuring and other exit charges - Specialty	(20)	(107)	1,169	(220)
Total operating earnings (2)	$49,694	$55,415	$110,594	$108,635
(1) Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2) The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.

18. Subsequent Events

Between October 4, 2021 through November 5, 2021, the Company repurchased 742,811 shares for approximately $57,000, exhausting the Company's existing $100,000 stock repurchase authorization. On November 10, 2021, the Company also announced the establishment of a new $100,000 stock repurchase authorization, with no expiration date. This authorization is in addition to the existing stock repurchase program that authorizes the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award.

On November 10, 2021, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on December 31, 2021, to stockholders of record as of December 17, 2021.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•economic, financial and other impacts of the COVID-19 pandemic, including global supply chain disruptions;
•general cyclical patterns of the industries in which our customers operate;
•the extent to which we cannot control our fixed and variable costs;
•the raw materials in our products may experience significant fluctuations in market price and availability;
•certain raw materials constitute hazardous materials that may give rise to costly environmental and safety claims;
•legislation regarding the restriction of the use of energy or certain hazardous substances in our products;
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
•changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including inflation, interest rates, the value of securities and other financial assets, transportation costs, costs and availability of electronic components, and lead, plastic resins, steel, copper and other commodity prices, and the impact of such changes and volatility on our financial position and business;
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
•delays or cancellations in shipments;
•occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics, vaccine mandates, outbreaks of hostilities or terrorist acts, or the effects of climate change, and our ability to deal effectively with damages or disruptions caused by the foregoing; and
•the operation, capacity and security of our information systems and infrastructure.

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

Economic Climate

During calendar 2021 global economies have recovered from easing of the COVID-19 pandemic. In the first half of calendar 2021, the United States and China achieved higher than average Gross Domestic Product “GDP” growth while EMEA's economy grew slightly below average. In the second half of calendar 2021, the United States and China’s GDP growth is forecasted to be lower than the first half and Europe’s is forecasted to be slightly higher.

EnerSys is experiencing supply chain disruptions and cost spikes in certain materials such as plastic resins and electronic components along with transportation and related logistics challenges and broad-based cost increases. In addition, some locations are experiencing difficulty meeting hiring goals. Generally, our mitigation efforts and the recent economic recovery, have tempered the impact of the pandemic-related challenges. The overall market demand remains robust.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As a result of the COVID-19 pandemic, lead cost dropped into the low 70 cents per pound during our first fiscal quarter of 2021 and has currently rallied over $1.10 per pound, which is above the pre-COVID-19 levels. We are experiencing increasing costs in some of our raw materials such as plastic resins, steel, copper and electronics and increased freight costs.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is now subject to agreements that adjust pricing to a market-based index for lead. Customer pricing changes generally lag movements in lead prices and other costs by approximately six to nine months. In fiscal 2022, customer pricing has increased due to lead prices and other costs having increased throughout the year.

Based on current commodity markets, we will likely see year over year headwinds from increasing commodity prices, with some related increase in our selling prices in the upcoming year. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead will continue to decline.

Liquidity and Capital Resources

During the second quarter of fiscal 2022, we entered into a second amendment to the Amended Credit Facility (as amended, the “Second Amended Credit Facility”). As a result, the Second Amended Credit Facility, now scheduled to mature on September 30, 2026, consists of a $130.0 million senior secured term loan (the “Second Amended Term Loan”), a CAD 106.4 million ($84.2 million) term loan and an $850.0 million senior secured revolving credit facility (the “Second Amended Revolver”). This amendment resulted in a decrease of the Amended Term Loan by $150.0 million and an increase of the Amended Revolver by $150.0 million.

We believe that our financial position is strong and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $408 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $689 million at October 3, 2021, availability subject to credit agreement financial covenants.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

Between October 4, 2021 through November 5, 2021, the Company repurchased 742,811 shares for approximately $57.0 million. Additionally, the Company announced, on November 10, 2021, the establishment of a new $100 million stock repurchase program, with no expiration date.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisition and stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales increased $83.0 million or 11.7% in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021. This increase was the result of an 11% increase in organic volume resulting primarily from strong demand arising from robust markets and the easing of the pandemic and a 1% increase in pricing.

Net sales increased $193.0 million or 13.7% in the six months of fiscal 2022 as compared to the six months of fiscal 2021. This increase was due to an 11% increase in organic volume resulting primarily from strong demand, a 2% increase in foreign currency translation impact and a 1% increase in pricing.

Segment sales

	Quarter ended October 3, 2021		Quarter ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$369.8	46.7%	$340.8	48.1%	$29.0	8.5%
Motive Power	320.7	40.5	263.8	37.2	56.9	21.6
Specialty	100.9	12.8	103.8	14.7	(2.9)	(2.9)
Total net sales	$791.4	100.0%	$708.4	100.0%	$83.0	11.7%

	Six months ended October 3, 2021		Six months ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$741.0	46.1%	$694.2	49.1%	$46.8	6.7%
Motive Power	656.8	40.9	526.6	37.3	130.2	24.7
Specialty	208.5	13.0	192.5	13.6	16.0	8.3
Total net sales	$1,606.3	100.0%	$1,413.3	100.0%	$193.0	13.7%

Net sales of our Energy Systems segment in the second quarter of fiscal 2022 increased $29.0 million or 8.5% compared to the second quarter of fiscal 2021. This increase was due to a 9% increase in organic volume and a 1% increase in foreign currency translation impact, partially offset by a 1% decrease in pricing / mix. Net sales of our Energy Systems segment in the six months of fiscal 2022 increased $46.8 million or 6.7% compared to the six months of fiscal 2021. This increase was due to a 6% increase in organic volume and a 2% increase in foreign currency translation impact, partially offset by a 1% decrease in pricing / mix. Continued strong demand in telecommunications and broadband was offset by supply chain driven constraints for our power systems products.

Net sales of our Motive Power segment in the second quarter of fiscal 2022 increased by $56.9 million or 21.6% compared to the second quarter of fiscal 2021. This increase was primarily due to a 20% increase in organic volume and a 2% increase in pricing. Net sales of our Motive Power segment in the six months of fiscal 2022 increased by $130.2 million or 24.7% compared to the six months of fiscal 2021. This increase was primarily due to a 21% increase in organic volume, a 3% increase in foreign currency translation impact and a 1% increase in pricing. The prior year's COVID-19 restrictions and related economic slowdown impacted this segment more than our other lines of business in the prior year.

Net sales of our Specialty segment in the second quarter of fiscal 2022 decreased by $2.9 million or 2.9% compared to the second quarter of fiscal 2021. The decrease was primarily due to an 8% decrease in organic volume due to packaging shortages, partially offset by a 5% increase in pricing. Net sales of our Specialty segment in the six months of fiscal 2022 increased by $16.0 million or 8.3% compared to the six months of fiscal 2021. The increase was primarily due to a 4% increase in organic volume, a 3% increase in pricing and a 1% increase in foreign currency translation impact. Continued strong demand from transportation was joined with a resurgence in aerospace and defense sales.

Gross Profit

	Quarter ended October 3, 2021		Quarter ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$177.9	22.5%	$177.5	25.1%	$0.4	0.2%

	Six months ended October 3, 2021		Six months ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$371.1	23.1%	$352.5	24.9%	$18.6	5.3%

Gross profit increased $0.4 million or 0.2% in the second quarter and increased $18.6 million or 5.3% in the six months of fiscal 2022 compared to the comparable periods of fiscal 2021. Gross profit, as a percentage of net sales, decreased 260 basis points and 180 basis points in the second quarter and six months of fiscal 2022, respectively, compared to the second quarter and six months of fiscal 2021. The decrease in the gross profit margin in the current quarter and six month period reflects the negative impact of higher freight costs and component shortages from our supply chain along with other inflationary pressures in raw materials, supplies and utilities. Energy Systems is most acutely impacted by these pressures. Motive Power and Specialty enjoyed mild improvements in gross profit margin from price increases and productivity improvements, offsetting their cost increases.

Operating Items

	Quarter ended October 3, 2021		Quarter ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$125.3	15.8%	$119.0	16.8%	$6.3	5.3%
Restructuring and other exit charges	$2.9	0.4%	$3.1	0.5%	$(0.2)	(8.4)%

	Six months ended October 3, 2021		Six months ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$249.8	15.5%	$239.4	16.9%	$10.4	4.3%
Restructuring charges	$10.7	0.7%	$4.5	0.3%	$6.2	NM
NM = not meaningful

Operating expenses, as a percentage of sales, decreased 100 basis points and 140 basis points in the second quarter and six months of fiscal 2022, compared to the comparable periods of fiscal 2021. We have benefited from limited travel and reduced selling expenses. While some of these benefits are COVID-19 related, we believe our operating expenses have been reduced, the benefit of which continues as our revenue improves.

Selling expenses, our main component of operating expenses, increased $3.2 million or 6.3% in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 but decreased 30 basis points. In the six months of fiscal 2022, selling expenses increased by $6.2 million or 6.1% compared to the six months of fiscal 2021 but decreased 50 basis points. The decrease in selling expenses as a percentage of sales in both the current quarter and six months, demonstrates our ability to flex our selling expenses.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our second quarter and six months of fiscal 2022 operating results of Energy Systems were restructuring charges of $0.2 million and $1.1 million, respectively. Included in our second quarter and six months of fiscal 2022 operating results of Motive Power were restructuring charges of $0.8 million and $1.2 million, respectively.

Included in our second quarter and six months of fiscal 2021 operating results of Energy Systems were restructuring charges of $1.3 million and $1.8 million, respectively, primarily relating to Alpha. Included in our second quarter and six months of fiscal 2021 operating results of Motive Power were restructuring charges of $0.2 million and $1.0 million, respectively.

Exit Charges

Hagen, Germany

During the third quarter of fiscal 2021, we committed to a plan to close substantially all of our facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. We plan to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

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

During the six months of fiscal 2022, the Company recorded cash charges, primarily relating to severance of $6.7 million and non-cash charges of $3.6 million primarily relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $1.0 million, which was reported in cost of goods sold.

Targovishte, Bulgaria

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. During the six months of fiscal 2022, the Company sold this facility for $1.5 million. A net gain of $1.2 million was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

Vijayawada, India

During fiscal 2021, we also committed to a plan to close our facility in Vijayawada, India to align with the strategic vision for our new line of business structure and footprint. We recorded exit charges of $1.5 million primarily relating to asset write-offs.

Fiscal 2022 Program

Zamudio, Spain

During the six months of fiscal 2022, the Company closed a minor assembling plant in Zamudio, Spain and sold the same for $1.8 million. A net gain of $0.7 million was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

Richmond, Kentucky Plant Fire

During fiscal 2021, the Company settled its claims with its insurance carrier relating to the fire that broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility in fiscal 2020.

During the six months of fiscal 2021, the Company recorded a further charge of $15.3 million for cleanup and received $18.1 million in advances from the insurance carriers. In addition to the property damage claim, the Company also received $5.2 million relating to a partial settlement of its claim for business interruption, which was recorded as a reduction to cost of goods sold.

Operating Earnings

	Quarter ended October 3, 2021		Quarter ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$1.2	0.3%	$22.8	6.7%	$(21.6)	(95.1)%
Motive Power	41.0	12.8	24.2	9.2	16.8	69.8
Specialty	11.4	11.3	11.5	11.0	(0.1)	—
Subtotal	53.6	6.8	58.5	8.3	(4.9)	(8.6)
Inventory adjustment relating to exit activities - Motive Power	(1.0)	(0.3)	—	—	(1.0)	NM
Restructuring and other exit charges - Energy Systems	(0.2)	—	(1.3)	(0.4)	1.1	(87.9)
Restructuring and other exit charges - Motive Power	(2.7)	(0.8)	(1.7)	(0.6)	(1.0)	59.2
Restructuring and other exit charges - Specialty	—	—	(0.1)	(0.1)	0.1	(81.3)
Total operating earnings	$49.7	6.3%	$55.4	7.8%	$(5.7)	(10.3)%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

	Six months ended October 3, 2021		Six months ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$8.3	1.1%	$44.8	6.5%	$(36.5)	(81.7)%
Motive Power	91.6	14.0	51.5	9.8	40.1	78.2
Specialty	22.4	10.7	16.8	8.6	5.6	34.5
Subtotal	122.3	7.6	113.1	8.0	9.2	8.0
Inventory adjustment relating to exit activities - Motive Power	(1.0)	(0.1)	—	—	(1.0)	NM
Restructuring and other exit charges - Energy Systems	(0.7)	(0.1)	(1.8)	(0.3)	1.1	(64.8)
Restructuring and other exit charges - Motive Power	(11.2)	(1.7)	(2.5)	(0.5)	(8.7)	NM
Restructuring and other exit charges - Specialty	1.2	0.6	(0.2)	(0.1)	1.4	NM
Total operating earnings	$110.6	6.9%	$108.6	7.7%	$2.0	1.8%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $5.7 million or 10.3% but increased $2.0 million or 1.8% in the second quarter and six months of fiscal 2022, respectively, compared to the second quarter and six months of fiscal 2021. Operating earnings, as a percentage of net sales, decreased 150 basis points and 80 basis points in the second quarter and six months of fiscal 2022, respectively, compared to the second quarter and six months of fiscal 2021.

The Energy Systems operating earnings, as a percentage of sales, decreased 640 basis points and 540 basis points in the second quarter and six months of fiscal 2022, respectively, compared to the second quarter and six months of fiscal 2021. Higher freight costs along with higher raw material costs and lack of component availability negatively impacted the performance and sales mix of this line of business.

The Motive Power operating earnings, as a percentage of sales, increased 360 basis points and 420 basis points in the second quarter and six months of fiscal 2022, respectively, compared to the second quarter and six months of fiscal 2021. The strong recovery in organic growth along with price increases, improved the performance of this line of business.

The Specialty operating earnings, as a percentage of sales, increased 30 basis points and 210 basis points in the second quarter and six months of fiscal 2022, respectively, compared to the second quarter and six months of fiscal 2021. Revenue growth and cost controls mitigated supply chain disruptions, allowing the expansion in Specialty's operating margins.

Interest Expense

	Quarter ended October 3, 2021		Quarter ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$9.6	1.2%	$9.8	1.4%	$(0.2)	(2.6)%

	Six months ended October 3, 2021		Six months ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$18.7	1.2%	$20.0	1.4%	$(1.3)	(6.6)%

Interest expense of $9.6 million in the second quarter of fiscal 2022 (net of interest income of $0.5 million) was $0.2 million lower than the interest expense of $9.8 million in the second quarter of fiscal 2021 (net of interest income of $0.5 million).

Interest expense of $18.7 million in the six months of fiscal 2022 (net of interest income of $1.1 million) was $1.3 million lower than the interest expense of 20.0 million in the six months of fiscal 2021 (net of interest income of $1.0 million).

The decrease in interest expense in the second quarter and six months of fiscal 2022 is primarily due to lower interest rates and borrowing. Our average debt outstanding was $1,093.3 million and $1,063.2 million in the second quarter and six months of fiscal 2022, respectively, compared to $1,101.2 million and $1,130.3 million in the second quarter and six months of fiscal 2021.

In connection with the Second Amended Credit Facility, we capitalized $3.0 million in debt issuance costs and wrote off $0.1 million of unamortized debt issuance costs. Included in interest expense are non-cash charges for deferred financing fees of $0.6 million and $1.1 million in the second quarter and six months of fiscal 2022, respectively, compared to $0.5 million and $1.0 million in the second quarter and six months of fiscal 2021.

Other (Income) Expense, Net

	Quarter ended October 3, 2021		Quarter ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$0.2	0.1%	$4.1	0.6%	$(3.9)	(95.2)%

	Six months ended October 3, 2021		Six months ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(0.3)	—%	$5.5	0.4%	$(5.8)	NM
NM = not meaningful

Other (income) expense, net in the second quarter of fiscal 2022 was expense of $0.2 million compared to expense of $4.1 million in the second quarter of fiscal 2021. Other (income) expense, net in the six months of fiscal 2022 was income of $0.3 million compared to expense of $5.5 million in the six months of fiscal 2021. Foreign currency impact resulted in a loss of $0.2 million and a gain of $0.9 million in the second quarter and six months of fiscal 2022, respectively, compared to a foreign currency loss of $3.5 million and $4.8 million in the second quarter and six months of fiscal 2021, respectively.

Earnings Before Income Taxes

	Quarter ended October 3, 2021		Quarter ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$39.9	5.0%	$41.5	5.8%	$(1.6)	(3.7)%

	Six months ended October 3, 2021		Six months ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$92.2	5.7%	$83.1	5.9%	$9.1	11.0%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2022 decreased $1.6 million, or 3.7%, compared to the second quarter of fiscal 2021 and increased $9.1 million, or 11.0% in the six months of fiscal 2022 compared to the six months of fiscal 2021.
Income Tax Expense

	Quarter ended October 3, 2021		Quarter ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$4.3	0.5%	$5.8	0.8%	$(1.5)	(25.2)%
Effective tax rate	10.8%		13.9%		(3.1)%

	Six months ended October 3, 2021		Six Months Ended October 4, 2020		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$12.7	0.7%	$12.2	0.9%	$0.5	4.1%
Effective tax rate	13.7%		14.6%		(0.9)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2022 and 2021 was based on the estimated effective tax rates applicable for the full years ending March 31, 2022 and March 31, 2021, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which we operate, change in tax laws and the amount of our consolidated earnings before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures were effective January 1, 2020. The Company recorded an income tax benefit of $1.9 million during the six months of fiscal 2021.

The consolidated effective income tax rates for the second quarter of fiscal 2022 and 2021 were 10.8% and 13.9%, respectively and were 13.7% and 14.6% for the six months of fiscal 2022 and 2021, respectively. The rate decrease in the second quarter compared to the prior quarter is primarily due to Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions. The rate decrease in the six months of fiscal 2022 compared to the prior year period is primarily due to Hagen, Germany exit charges and changes in mix of earnings among tax jurisdictions, partially offset by the Swiss tax reform.

Foreign income as a percentage of worldwide income is estimated to be 76% for fiscal 2022 compared to 67% for fiscal 2021. The foreign effective income tax rate for the six months of fiscal 2022 and 2021 were 9.9% and 10.6%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2022 and fiscal 2021 and were taxed at an effective income tax rate of approximately 8% in both periods.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities used cash of $65.6 million in the six months of fiscal 2022 compared to $217.3 million of cash generated in the six months of fiscal 2021, with the decrease in operating cash resulting mainly due to changes in our primary working capital, details of which can be found below. In the six months of fiscal 2022, primary working capital, net of currency translation changes, resulted in an outflow of funds of $142.3 million. In the six months of fiscal 2022, net earnings were $79.5 million, depreciation and amortization $48.3 million, stock-based compensation $9.4 million, non-cash charges relating to exit charges $3.8 million, primarily relating to the Hagen, Germany plant closure, allowance for doubtful debts of $1.2 million and non-cash interest of $1.1 million. Prepaid and other current assets were a use of funds of $19.0 million, primarily from an increase of contract assets of $7.0 million and other prepaid expenses of $12.0 million, such as taxes, insurance and other advances. Accrued expenses were a use of funds of $48.0 million primarily from Hagen severance payments of $19.6 million, payroll related payments of $15.3 million, income tax payments of $10.7 million and selling and other expenses of $3.2 million.
In the six months of fiscal 2021, operating activities provided cash of $217.3 million and was from a reduction of $78.1 million in our primary working capital, net of currency translation changes. In the six months of fiscal 2021, net earnings were $70.9 million, depreciation and amortization $47.1 million, stock-based compensation $10.6 million, non-cash charges relating to exit charges $1.8 million, deferred tax benefit of $1.8 million and non-cash interest of $1.0 million. Prepaid and other current assets provided a source of funds of $7.4 million, primarily from the receipt of $23.1 million towards the insurance receivable relating to the Richmond plant claim in fiscal 2020 and the receipt of a working capital adjustment claim of $2.0 million, relating to an acquisition made several years ago, partially offset by an increase in contract assets of $10.4 million and other prepaid expenses such as taxes and insurance of $7.3 million. Other assets decreased by $3.1 million. Accrued expenses provided a source of funds of $1.3 million primarily from payroll related accruals of $12.5 million, offset by payments of warranty of $4.2 million, freight, tariffs and other expenses of $7.0 million. Other liabilities decreased by $3.0 million primarily relating to income taxes.

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $930.6 million (yielding a primary working capital percentage of
29.4%) at October 3, 2021, $797.9 million (yielding a primary working capital percentage of 24.5%) at March 31, 2021 and $763.7 million at October 4, 2020 (yielding a primary working capital percentage of 27.0%). The primary working capital percentage of 29.4% at October 3, 2021 is 490 basis points higher than that for March 31, 2021 and 240 basis points higher than that for October 4, 2020. The large increase in primary working capital dollars, compared to the six months of fiscal 2021 reflects the increase in all components of inventory levels due to supply chain delays, new products and higher inventory costs from higher raw material costs, manufacturing and freight costs. In addition, trade receivables increased due to higher revenue during the current six months of fiscal 2022, as compared to a COVID-19 restricted revenue in the prior year. The increase in primary working capital dollars compared to March 31, 2021 is primarily due to increased inventory levels for similar reasons as stated above.

Primary working capital and primary working capital percentages at October 3, 2021, March 31, 2021 and October 4, 2020 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
October 3, 2021	$584.6	$641.0	$(295.0)	$930.6	$3,165.6	29.4%
March 31, 2021	603.6	518.2	(323.9)	797.9	3,254.2	24.5
October 4, 2020	499.8	516.6	(252.7)	763.7	2,833.6	27.0

Investing activities used cash of $31.2 million in the six months of fiscal 2022 which primarily consisted of capital expenditures of $34.6 million relating to plant improvements. We also received $3.3 million from the sale of two of our facilities in Europe.

Investing activities used cash of $39.8 million in the six months of fiscal 2021 which primarily consisted of capital expenditures relating to plant improvements.

During the second quarter of fiscal 2022, we entered into the Second Amended Credit Facility. As a result, financing activities provided cash of $53.9 million in the six months of fiscal 2022. During the six months of fiscal 2022, we borrowed $275.7 million under the Second Amended Revolver and repaid $5.7 million of the Second Amended Revolver. Repayment on the Second Amended Term Loan was $161.4 million and net borrowings on short-term debt were $2.2 million. Treasury stock open market purchases were $31.5 million, payment of cash dividends to our stockholders were $14.9 million and payment of taxes related to net share settlement of equity awards were $9.0 million. Debt issuance costs relating to the refinancing of the Credit Facility was $3.0 million. Proceeds from stock options were $1.1 million.

Financing activities used cash of $105.8 million in the six months of fiscal 2021. During the six months of fiscal 2021, we borrowed $45.0 million under the Amended Revolver and repaid $100.0 million of the Amended Revolver. Repayment on the Amended Term Loan was $16.8 million and net payments on short-term debt were $16.5 million. Payment of cash dividends to our stockholders were $14.9 million and payment of taxes related to net share settlement of equity awards were $4.6 million.
Currency translation had a negative impact of $1.4 million on our cash balance in the six months of fiscal 2022 compared to the positive impact of $15.6 million in the six months of fiscal 2021. In the six months of fiscal 2022, principal currencies in which we do business such as the Euro, Swiss franc, Polish zloty and British pound generally weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $44.3 million to $407.5 million, in the six months of fiscal 2022 compared to an increase by $87.3 million to $414.2 million, in the six months of fiscal 2021.

Compliance with Debt Covenants

On July 15, 2021, we entered into a second amendment to our Amended Credit Facility that resulted in the extension of the maturity date for the Second Amended Credit Facility to September 30, 2026, resetting of the principal amortization with respect to the Amended Term Loan, refinancing the existing Amended Term Loan, increasing the revolving line of credit limit, and certain other modifications.

All obligations under our Second Amended Credit Facility are secured by, among other things, substantially all of our U.S. assets. The Second Amended Credit Facility contains various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under this credit facility.

We are in compliance with all covenants and conditions under our Second Amended Credit Facility and Senior Notes. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 10 to the Consolidated Financial Statements included in our 2021 Annual Report and Note 12 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2021 Annual Report. On July 15, 2021, the Company entered into a second amendment to its existing Amended Credit Facility. The Second Amended Credit Facility, scheduled to mature on September 30, 2026, consists of a $130.0 million senior secured term loan, a CAD 106.4 million ($84.2 million) term loan and an $850.0 million senior secured revolving credit facility. The second amendment resulted in a decrease of the Amended Term Loan by $150.0 million and an increase of the Amended Revolver by $150.0 million. As of October 3, 2021, the principal and interest payments due under the Second Amended Credit Facility are as follows: $3.3 million in fiscal 2022, $11.9 million in fiscal 2023, $17.1 million in fiscal 2024, $19.6 million in fiscal 2025, $24.7 million in fiscal 2026 and $438.9 in fiscal 2027.

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

Counterparty Risks

We have entered into lead forward purchase contracts and foreign exchange forward and purchased option contracts to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs and foreign currency exchange rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at October 3, 2021 are $3.1 million (pre-tax). Those contracts that result in an asset position at October 3, 2021 are $0.4 million (pre-tax) and the vast majority of these will settle within one year. The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased annual interest expense, by approximately $5.2 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
October 3, 2021	$50.8	49.0	$1.04	8%
March 31, 2021	50.6	54.5	0.93	10
October 4, 2020	43.2	50.0	0.86	9

(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe approximately 67% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at October 3, 2021, lead purchased by October 3, 2021 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $17 million and $33 million in the second quarter and six months of fiscal 2022, respectively.

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

At October 3, 2021 and October 4, 2020, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $3.5 million and $3.3 million, respectively.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
July 5 – August 1, 2021	—	$—	—	$58,307,065
August 2 – August 29, 2021	48,483	93.50	—	58,307,065
August 30 – October 3, 2021	—	—	—	58,307,065
Total	48,483	$93.50	—

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. This program has been completed for fiscal 2022.
(2) On November 8, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date, which has a remaining authorization of $58.3 million as of October 3, 2021. This authorization is in addition to the existing stock repurchase programs.
(3) On November 10, 2021, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date. This authorization is in addition to the existing stock repurchase programs.

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

10.1
Second Amendment to Credit Agreement, dated as of July 15, 2021, among EnerSys, certain of its subsidiaries party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on July 15, 2021).

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

Date: November 10, 2021