Form 10-Q
period 2022-01-02
EnerSys
filed 2022-02-09
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2022

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
Common Stock outstanding at February 4, 2022: 41,250,202 shares

ENERSYS
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENERSYS
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	January 2, 2022	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$397,060	$451,808
Accounts receivable, net of allowance for doubtful accounts: January 2, 2022 - $12,800; March 31, 2021 - $12,992	636,049	603,581
Inventories, net	671,399	518,247
Prepaid and other current assets	138,944	117,681
Total current assets	1,843,452	1,691,317
Property, plant, and equipment, net	501,888	497,056
Goodwill	700,826	705,593
Other intangible assets, net	405,128	430,898
Deferred taxes	65,592	65,212
Other assets	74,517	72,721
Total assets	$3,591,403	$3,462,797
Liabilities and Equity
Current liabilities:
Short-term debt	$33,503	$34,153
Accounts payable	317,585	323,876
Accrued expenses	270,973	318,959
Total current liabilities	622,061	676,988
Long-term debt, net of unamortized debt issuance costs	1,191,469	969,618
Deferred taxes	76,756	76,412
Other liabilities	193,103	196,203
Total liabilities	2,083,389	1,919,221
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at January 2, 2022 and at March 31, 2021	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 55,737,999 shares issued and 41,546,352 shares outstanding at January 2, 2022; 55,552,810 shares issued and 42,753,020 shares outstanding at March 31, 2021	557	555
Additional paid-in capital	562,805	554,168
Treasury stock at cost, 14,191,647 shares held as of January 2, 2022 and 12,799,790 shares held as of March 31, 2021	(677,476)	(563,481)
Retained earnings	1,762,841	1,669,751
Contra equity - indemnification receivable	(3,620)	(5,355)
Accumulated other comprehensive loss	(140,987)	(115,883)
Total EnerSys stockholders’ equity	1,504,120	1,539,755
Nonredeemable noncontrolling interests	3,894	3,821
Total equity	1,508,014	1,543,576
Total liabilities and equity	$3,591,403	$3,462,797
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	January 2, 2022	January 3, 2021
Net sales	$844,006	$751,067
Cost of goods sold	659,668	561,755
Gross profit	184,338	189,312
Operating expenses	130,701	118,045
Restructuring and other exit charges	2,472	15,196
Operating earnings	51,165	56,071
Interest expense	9,744	9,351
Other (income) expense, net	(1,413)	2,861
Earnings before income taxes	42,834	43,859
Income tax expense	6,570	5,235
Net earnings attributable to EnerSys stockholders	$36,264	$38,624
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.87	$0.91
Diluted	$0.85	$0.89
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	41,905,815	42,599,834
Diluted	42,497,045	43,290,403
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine months ended
	January 2, 2022	January 3, 2021
Net sales	$2,450,294	$2,164,393
Cost of goods sold	1,893,917	1,622,544
Inventory adjustment relating to exit activities	960	—
Gross profit	555,417	541,849
Operating expenses	380,497	357,441
Restructuring charges and other exit charges	13,161	19,702
Operating earnings	161,759	164,706
Interest expense	28,424	29,345
Other (income) expense, net	(1,711)	8,433
Earnings before income taxes	135,046	126,928
Income tax expense	19,227	17,390
Net earnings attributable to EnerSys stockholders	$115,819	$109,538
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.73	$2.58
Diluted	$2.69	$2.54
Dividends per common share	$0.525	$0.525
Weighted-average number of common shares outstanding:
Basic	42,393,907	42,502,460
Diluted	43,096,740	43,103,304
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Nine months ended
	January 2, 2022	January 3, 2021	January 2, 2022	January 3, 2021
Net earnings	$36,264	$38,624	$115,819	$109,538
Other comprehensive income:
Net unrealized (loss) gain on derivative instruments, net of tax	(786)	2,718	878	6,531
Pension funded status adjustment, net of tax	216	269	689	865
Foreign currency translation adjustment	(18,214)	52,901	(26,551)	113,881
Total other comprehensive (loss) income, net of tax	(18,784)	55,888	(24,984)	121,277
Total comprehensive income	17,480	94,512	90,835	230,815
Comprehensive income attributable to noncontrolling interests	56	149	120	301
Comprehensive income attributable to EnerSys stockholders	$17,424	$94,363	$90,715	$230,514
See accompanying notes.

ENERSYS
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	January 2, 2022	January 3, 2021
Cash flows from operating activities
Net earnings	$115,819	$109,538
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72,322	70,192
Write-off of assets relating to exit activities	3,922	7,292
Derivatives not designated in hedging relationships:
Net gains	(421)	(592)
Cash proceeds	342	790
Provision for doubtful accounts	1,933	270
Deferred income taxes	(24)	(1,785)
Non-cash interest expense	1,620	1,554
Stock-based compensation	15,817	16,982
Gain on disposal of property, plant, and equipment	(528)	(4,007)
Changes in assets and liabilities:
Accounts receivable	(40,264)	71,077
Inventories	(163,747)	28,069
Prepaid and other current assets	(18,344)	15,047
Other assets	1,322	3,012
Accounts payable	(9,086)	(40,933)
Accrued expenses	(58,233)	9,839
Other liabilities	(480)	(14,246)
Net cash (used in) provided by operating activities	(78,030)	272,099

Cash flows from investing activities
Capital expenditures	(52,351)	(53,742)
Proceeds from disposal of facility	3,268	—
Insurance proceeds relating to property, plant and equipment	—	4,800
Proceeds from disposal of property, plant, and equipment	1,433	145
Net cash used in investing activities	(47,650)	(48,797)

Cash flows from financing activities
Net repayments on short-term debt	(297)	(9,367)
Proceeds from Second Amended Revolver borrowings	424,800	90,000
Repayments of Second Amended Revolver borrowings	(39,800)	(123,000)
Repayments of Second Amended Term Loan	(161,447)	(28,194)
Debt issuance costs	(2,952)	—
Option proceeds, net	1,273	4,818
Payment of taxes related to net share settlement of equity awards	(9,120)	(4,959)
Purchase of treasury stock	(114,534)	—
Dividends paid to stockholders	(22,187)	(22,338)
Other	607	466
Net cash provided by (used in) financing activities	76,343	(92,574)
Effect of exchange rate changes on cash and cash equivalents	(5,411)	30,944
Net (decrease) increase in cash and cash equivalents	(54,748)	161,672
Cash and cash equivalents at beginning of period	451,808	326,979
Cash and cash equivalents at end of period	$397,060	$488,651
See accompanying notes.

ENERSYS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and nine months ended January 2, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022.

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

2. Revenue Recognition

The Company’s revenues by reportable segments are presented in Note 17 and are consistent with how we organize and manage our operations, as well as product line net sales information.

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the third quarter of fiscal 2022 and 2021 amounted to $87,958 and $73,581, respectively. Service revenues for the nine months of fiscal 2022 and 2021 amounted to $260,588 and $216,666, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the third quarter of fiscal 2022 and 2021 amounted to $49,058 and $37,975, respectively. Revenues recognized over time for the nine months of fiscal 2022 and 2021 amounted to $133,569 and $109,152, respectively.

On January 2, 2022, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $144,588, of which, the Company estimates that approximately $59,599 will be recognized as revenue in fiscal 2022, $68,629 in fiscal 2023, $12,510 in fiscal 2024, and $3,850 in fiscal 2025.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of January 2, 2022, the current and non-current portion of contract liabilities were $31,293 and $1,416, respectively. As of March 31, 2021, the current and non-current portion of contract liabilities were $15,992 and $2,072, respectively. Revenues recognized during the third quarter of fiscal 2022 and 2021 that were included in the contract liability at the beginning of the quarter, amounted to $4,890 and $6,785, respectively. Revenues recognized during the nine months of fiscal 2022 and 2021 that were included in the contract liability at the beginning of the quarter, amounted to $6,722 and $12,110, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $50,257 and $46,451 as of January 2, 2022 and March 31, 2021, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At January 2, 2022, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,604 and refund liability representing amounts estimated to be refunded to customers was $8,119.

3. Leases

The Company leases manufacturing facilities, distribution centers, office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 17 years.

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized on a straight-line basis over the lease term.

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of January 2, 2022	As of March 31, 2021
Operating Leases:
Right-of-use assets	Other assets	$63,699	$62,159
Operating lease current liabilities	Accrued expenses	20,108	21,774
Operating lease non-current liabilities	Other liabilities	45,701	42,528
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$402	$573
Finance lease current liabilities	Accrued expenses	203	236
Finance lease non-current liabilities	Other liabilities	280	435

The components of lease expense for the third quarter and nine months ended January 2, 2022 and January 3, 2021 were as follows:

		Quarter ended		Nine months ended
	Classification	January 2, 2022	January 3, 2021	January 2, 2022	January 3, 2021
Operating Leases:
Operating lease cost	Operating expenses	$6,649	$6,635	$19,787	$20,316
Variable lease cost	Operating expenses	2,288	1,797	7,215	5,529
Short term lease cost	Operating expenses	1,497	1,610	5,067	5,016
Finance Leases:
Depreciation	Operating expenses	$58	$53	$177	$141
Interest expense	Interest expense	6	8	21	22
Total		$10,498	$10,103	$32,267	$31,024

The following table presents the weighted average lease term and discount rates for leases as of January 2, 2022 and March 31, 2021:

	January 2, 2022	March 31, 2021
Operating Leases:
Weighted average remaining lease term (years)	5.7 years	5.5 years
Weighted average discount rate	4.61%	5.16%
Finance Leases:
Weighted average remaining lease term (years)	2.5 years	3.1 years
Weighted average discount rate	4.80%	4.81%

The following table presents future payments due under leases reconciled to lease liabilities as of January 2, 2022:

	Finance Leases	Operating Leases
Three months ended March 31, 2022	$65	$6,459
Year ended March 31,
2023	214	20,462
2024	155	14,561
2025	47	10,125
2026	25	7,008
Thereafter	—	16,680
Total undiscounted lease payments	506	75,295
Present value discount	23	9,486
Lease liability	$483	$65,809

The following table presents supplemental disclosures of cash flow information related to leases for the third quarter and nine months ended January 2, 2022 and January 3, 2021:

	Quarter ended		Nine months ended
	January 2, 2022	January 3, 2021	January 2, 2022	January 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$6	$8	$21	$22
Operating cash flows from operating leases	6,775	6,710	20,024	20,370
Financing cash flows from finance leases	59	52	179	138
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$98	$—	$185
Right-of-use assets obtained in exchange for new operating lease liabilities	13,987	2,181	19,577	9,313

4. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	January 2, 2022			March 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$147,990	$(953)	$147,037	$148,164	$(953)	$147,211
Finite-lived intangible assets:
Customer relationships	298,107	(104,266)	193,841	298,576	(87,308)	211,268
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	97,288	(36,446)	60,842	97,349	(29,561)	67,788
Trademarks	8,012	(4,604)	3,408	8,012	(3,381)	4,631
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$555,418	$(150,290)	$405,128	$556,122	$(125,224)	$430,898

The Company’s amortization expense related to finite-lived intangible assets was $8,318 and $25,066 for the third quarter and nine months of fiscal 2022, compared to $8,334 and $25,076 for the third quarter and nine months of fiscal 2021. The expected amortization expense based on the finite-lived intangible assets as of January 2, 2022, is $7,558 for the remainder of fiscal 2022, $30,399 in fiscal 2023, $27,544 in fiscal 2024, $26,552 in fiscal 2025 and $25,618 in fiscal 2026.

Goodwill
The following table presents the amount of goodwill, as well as any changes in the carrying amount of goodwill by segment during the nine months of fiscal 2022:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2021	$279,676	$327,055	$98,862	$705,593
Foreign currency translation adjustment	(2,428)	(1,882)	(457)	(4,767)
Balance as of January 2, 2022	$277,248	$325,173	$98,405	$700,826

5. Inventories

	January 2, 2022	March 31, 2021
Raw materials	$228,991	$147,040
Work-in-process	104,595	97,715
Finished goods	337,813	273,492
Total	$671,399	$518,247

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of January 2, 2022 and March 31, 2021, and the basis for that measurement:

	Total Fair Value Measurement January 2, 2022	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$615	$—	$615	$—
Foreign currency forward contracts	(16)	—	(16)	—
Net investment hedges	(5,618)	—	(5,618)	—
Total derivatives	$(5,019)	$—	$(5,019)	$—

	Total Fair Value Measurement March 31, 2021	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(1,980)	$—	$(1,980)	$—
Foreign currency forward contracts	424	—	424	—
Total derivatives	$(1,556)	$—	$(1,556)	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1- Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements included in the 2021 Annual Report.

The fair values for foreign currency forward contracts and net investment hedges are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

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

In fiscal 2020, the Company issued its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”), with an original face value of $300,000. The Company's 5.00% Senior Notes due April 30, 2023 (the “2023 Notes”), with an original face value of $300,000, were issued in fiscal 2016. The fair value of the 2027 Notes and 2023 Notes (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 104% and 102% of face value on January 2, 2022 and March 31, 2021, respectively. The 2023 Notes were trading at approximately 103% and 105% of face value on January 2, 2022 and March 31, 2021, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at January 2, 2022 and March 31, 2021 were as follows:

	January 2, 2022		March 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$—	$—	$—	$—
Financial liabilities:
Senior Notes (2)	$600,000	$619,890	$600,000	$621,000
Derivatives (1)	5,019	5,019	1,556	1,556
(1)Represents lead, foreign currency forward contracts and net investment hedges (see Note 7 for asset and liability positions of the lead, foreign currency forward contracts and net investment hedges at January 2, 2022 and March 31, 2021).
(2)The fair value amount of the Senior Notes at January 2, 2022 and March 31, 2021 represent the trading value of the instruments.

7. Derivative Financial Instruments

The Company utilizes derivative instruments to reduce its exposure to fluctuations in commodity prices, foreign exchange rates and interest, under established procedures and controls. The Company does not enter into derivative contracts for speculative purposes. The Company’s agreements are with creditworthy financial institutions and the Company anticipates performance by counterparties to these contracts and therefore no material loss is expected.

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At January 2, 2022 and March 31, 2021, the Company has hedged the price to purchase approximately 48.0 million pounds and 54.5 million pounds of lead, respectively, for a total purchase price of $49,869 and $50,567, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of January 2, 2022 and March 31, 2021, the Company had entered into a total of $28,622 and $26,033, respectively, of such contracts.

Derivatives in Net Investment Hedging Relationships

Net Investment Hedges

On December 23, 2021, the Company entered into cross currency fixed interest rate swap agreements, with aggregate notional amounts of $300,000, to hedge its net investments in foreign operations against future volatility in the exchange rates between U.S. Dollars and Euros. These swaps mature on December 15, 2027 and qualify for hedge accounting as a net investment hedging instrument, which allows the swaps to be remeasured to foreign currency translation adjustment within AOCI (“Accumulated Other Comprehensive Income”) to offset the translation risk from those investments. Balances in the foreign currency translation adjustment accounts remain until the sale or substantially complete liquidation of the foreign entity, upon which they are recognized as a component of income (expense).

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $5,919 of pretax gain relating to lead, foreign currency forward contracts and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of January 2, 2022 and March 31, 2021, the notional amount of these contracts was $25,802 and $28,995, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
January 2, 2022 and March 31, 2021

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	January 2, 2022	March 31, 2021	January 2, 2022	March 31, 2021	January 2, 2022	March 31, 2021
Prepaid and other current assets:
Lead forward contracts	$615	$—	$—	$—	$—	$—
Foreign currency forward contracts	5	524	—	—	—	—
Net investment hedges	—	—	4,083	—	—	—
Total assets	$620	$524	$4,083	$—	$—	$—
Accrued expenses:
Lead forward contracts	$—	$1,980	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	21	100
Other liabilities:
Net investment hedges	—	—	9,701	—	—	—
Total liabilities	$—	$1,980	$9,701	$—	$21	$100

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended January 2, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$4,198	Cost of goods sold	$5,147
Foreign currency forward contracts	296	Cost of goods sold	374
Total	$4,494		$5,521

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(5,530)	Interest expense	$88
Total	$(5,530)		$88

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$304
Total		$304

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended January 3, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$4,843	Cost of goods sold	$998
Foreign currency forward contracts	(618)	Cost of goods sold	(336)
Total	$4,225		$662

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$220
Total		$220

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended January 2, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$9,361	Cost of goods sold	$8,423
Foreign currency forward contracts	549	Cost of goods sold	346
Total	$9,910		$8,769

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(5,530)	Interest expense	$88
Total	$(5,530)		$88

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$421
Total		$421

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended January 3, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,350	Cost of goods sold	$(7,655)
Foreign currency forward contracts	(811)	Cost of goods sold	(362)
Total	$539		$(8,017)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$592
Total		592

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2022 and 2021 was based on the estimated effective tax rates applicable for the full years ending March 31, 2022 and March 31, 2021, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, change in tax laws and the amount of the Company's consolidated earnings before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures were effective January 1, 2020. The Company recorded an income tax benefit of $1,883 during the nine months of fiscal 2021.

The consolidated effective income tax rates for the third quarter of fiscal 2022 and 2021 were 15.3% and 11.9%, and for the nine months of fiscal 2022 and 2021 were 14.2% and 13.7%, respectively. The rate increase in the third quarter compared to the prior quarter is primarily due to Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions. The rate increase in the nine months of fiscal 2022 compared to the prior year period is primarily due to changes in mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 79% for fiscal 2022 compared to 67% for fiscal 2021. The foreign effective tax rates for the nine months of fiscal 2022 and 2021 were 10.2% and 5.0%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2022 and fiscal 2021 and were taxed at an effective income tax rate of approximately 8% in both periods.

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

	Quarter ended		Nine months ended
	January 2, 2022	January 3, 2021	January 2, 2022	January 3, 2021
Balance at beginning of period	$56,222	$60,312	$58,962	$63,525
Current period provisions	4,237	6,175	11,898	20,832
Costs incurred	(6,269)	(6,741)	(15,641)	(26,713)
Foreign currency translation adjustment	221	698	(808)	2,800
Balance at end of period	$54,411	$60,444	$54,411	$60,444

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. For additional information regarding these matters, see Note 19 - Commitments, Contingencies and Litigation to the Consolidated Financial Statements contained in the 2021 Annual Report. As of January 2, 2022 and March 31, 2021, the Company did not have a reserve balance related to these matters.

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

Lead, Foreign Currency Forward Contracts and Swaps

To stabilize its lead costs and reduce volatility from currency and interest rate movements, the Company entered into contracts with financial institutions. The vast majority of lead and foreign currency contracts are for a period not extending beyond one year. The Company also entered into cross currency fixed interest rate swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between U.S. Dollars and Euros and these agreements mature on December 15, 2027. Please refer to Note 7 - Derivative Financial Instruments for more details.

11. Restructuring and other Exit Charges

Restructuring Programs

As disclosed in the 2021 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $1,901 remaining to be incurred by the end of fiscal 2022, mainly related to plans started in fiscal 2021 and 2022. Restructuring and exit charges for the third quarter and nine months of fiscal 2022 by reportable segments are as follows:

	Quarter ended January 2, 2022
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$682	$261	$36	$979
Exit charges	—	1,418	75	1,493
Restructuring and other exit charges	$682	$1,679	$111	$2,472

	Nine months ended January 2, 2022
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$1,701	$1,542	$75	$3,318
Exit charges	(370)	11,346	(1,133)	9,843
Restructuring and other exit charges	$1,331	$12,888	$(1,058)	$13,161

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2021	$2,595
Accrued	3,318
Costs incurred	(4,689)
Foreign currency impact	34
Balance as of January 2, 2022	$1,258

Exit Charges

Fiscal 2021 Programs

Hagen, Germany

In fiscal 2021, the Company's Board of Directors approved a plan to close substantially all of its facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. The Company plans to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

The Company currently estimates that the total charges for these actions will amount to approximately $60,000, the majority of which has been recorded as of January 2, 2022. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $40,000 and non-cash charges from inventory and equipment write-offs are estimated to be $20,000. These actions resulted in the reduction of approximately 200 employees.

During fiscal 2021, the Company recorded cash charges relating to severance of $23,331 and non-cash charges of $7,946 primarily relating to fixed asset write-offs.

During the nine months of fiscal 2022, the Company recorded cash charges primarily relating to severance of $7,915 and non-cash charges of $3,801 primarily relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $960, which was reported in cost of goods sold.

Targovishte, Bulgaria

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. Of the estimated total charges of $26,000 for this plan, the Company had recorded charges amounting to $20,242 in fiscal 2019, relating to severance and inventory and fixed asset write-offs and an additional $5,123 relating to cash and non-cash charges during fiscal 2020. During fiscal 2021, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company completed further actions which resulted in
$220 relating to cash and non-cash charges. During the nine months of fiscal 2022, the Company sold this facility for $1,489. A net gain of $1,208 was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

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

During the nine months of fiscal 2021, the Company recorded a charge of $16,577 as receivable for cleanup and received $18,408 from the insurance carrier. In addition to the property damage claim, the Company also received $7,500 in business interruption claims that was credited to cost of goods sold.

12. Debt

The following summarizes the Company’s long-term debt as of January 2, 2022 and March 31, 2021:

	January 2, 2022		March 31, 2021
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$4,205	$600,000	$5,106
Second Amended Credit Facility, due 2026	599,222	3,548	376,039	1,315
	$1,199,222	$7,753	$976,039	$6,421
Less: Unamortized issuance costs	7,753		6,421
Long-term debt, net of unamortized issuance costs	$1,191,469		$969,618

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

2017 Credit Facility and Subsequent Amendments

In fiscal 2018, the Company entered into a credit facility (the “2017 Credit Facility”). The 2017 Credit Facility was scheduled to mature on September 30, 2022, initially comprised a $600,000 senior secured revolving credit facility (“2017 Revolver”) and a $150,000 senior secured term loan (“2017 Term Loan”). The Company utilized the borrowings from the 2017 Credit Facility to repay its pre-existing credit facility.

In fiscal 2019, the Company amended the 2017 Credit Facility (as amended, the “Amended Credit Facility”) to fund the Alpha acquisition. The Amended Credit Facility consisted of $449,105 senior secured term loans (the “Amended Term Loan”), including a CAD 133,050 ($99,105) senior secured term loan and a $700,000 senior secured revolving credit facility (the “Amended Revolver”). The amendment resulted in an increase of the 2017 Term Loan and the 2017 Revolver by $299,105 and $100,000, respectively.

During the second quarter of fiscal 2022, the Company entered into a second amendment to the Amended Credit Facility (as amended, the “Second Amended Credit Facility”). The Second Amended Credit Facility, scheduled to mature on September 30, 2026, consists of a $130,000 senior secured term loan (the “Second Amended Term Loan”), a CAD 106,440 ($84,229) senior secured term loan and an $850,000 senior secured revolving credit facility (the “Second Amended Revolver”). The second amendment resulted in a decrease of the Amended Term Loan by $150,000 and an increase of the Amended Revolver by $150,000.

Subsequent to the second amendment, the quarterly installments payable on the Second Amended Term Loan are $2,678 beginning December 31, 2022, $4,017 beginning December 31, 2024 and $5,356 beginning December 31, 2025 with a final payment of $160,672 on September 30, 2026. The Second Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and / or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) plus (i) LIBOR plus between 1.125% and 2.00% (currently 1.50% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%. The Second Amended Credit Facility provides for alternate benchmark rates such as the Secured Overnight Financing Rate (“SOFR”) to replace LIBOR when it is phased out.

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

As of January 2, 2022, the Company had $385,000 outstanding under the Second Amended Revolver and $214,222 under the Second Amended Term Loan.

The current portion of the Second Amended Term Loan is $2,678.

Short-Term Debt

As of January 2, 2022 and March 31, 2021, the Company had $33,503 and $34,153, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 2% at both January 2, 2022 and March 31, 2021.

Letters of Credit

As of January 2, 2022 and March 31, 2021, the Company had $2,959 of standby letters of credit.

Debt Issuance Costs

In connection with the Second Amended Credit Facility, the Company capitalized $2,952 in debt issuance costs and wrote off $128 of unamortized debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $487 and $518, respectively, for the third quarter ended January 2, 2022 and January 3, 2021 and $1,620 and $1,554 for the nine months of fiscal 2022 and fiscal 2021, respectively. Debt issuance costs, net of accumulated amortization, totaled $7,753 and $6,421, respectively, at January 2, 2022 and March 31, 2021.

Available Lines of Credit

As of January 2, 2022 and March 31, 2021, the Company had available and undrawn, under all its lines of credit, $570,731 and $697,875, respectively, including $107,856 and $122,303, respectively, of uncommitted lines of credit.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	January 2, 2022	January 3, 2021	January 2, 2022	January 3, 2021
Service cost	$—	$—	$282	$252
Interest cost	127	135	352	352
Expected return on plan assets	(137)	(73)	(545)	(480)
Amortization and deferral	(5)	92	290	263
Net periodic benefit cost	$(15)	$154	$379	$387

	United States Plans		International Plans
	Nine months ended		Nine months ended
	January 2, 2022	January 3, 2021	January 2, 2022	January 3, 2021
Service cost	$—	$—	$872	$739
Interest cost	387	400	1,078	1,027
Expected return on plan assets	(394)	(204)	(1,663)	(1,401)
Amortization and deferral	5	357	890	766
Net periodic benefit cost	$(2)	$553	$1,177	$1,131

14. Stock-Based Compensation

As of January 2, 2022, the Company maintains the 2017 Equity Incentive Plan as amended from time to time (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $6,393 for the third quarter of fiscal 2022 and $6,396 for the third quarter of fiscal 2021. Stock-based compensation was $15,817 and $16,982 for the nine months of fiscal 2022 and fiscal 2021, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the nine months of fiscal 2022, the Company granted to non-employee directors 23,548 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the nine months of fiscal 2022, the Company granted to management and other key employees 246,222 non-qualified stock options that vest ratably over three years from the date of grant and 229,600 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the nine months of fiscal 2022 included the exercise of 41,552 stock options and the vesting of 209,910 restricted stock units, 46,295 TSRs and 670 PSUs.

As of January 2, 2022, there were 981,356 non-qualified stock options, 891,281 restricted stock units including non-employee director restricted stock units, 75,218 TSRs and 77,195 PSUs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the nine months ended January 2, 2022:

Shares outstanding as of March 31, 2021	42,753,020
Purchase of treasury stock	(1,422,569)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	215,901
Shares outstanding as of January 2, 2022	41,546,352

Treasury Stock

During the nine months ended January 2, 2022, the Company purchased 1,422,569 shares for $114,534 and did not purchase any shares during the nine months ended January 3, 2021. At January 2, 2022 and March 31, 2021, the Company held 14,191,647 and 12,799,790 shares as treasury stock, respectively. During the nine months ended January 2, 2022, the Company also issued 10,712 shares out of its treasury stock, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of January 2, 2022 and March 31, 2021, are as follows:

	March 31, 2021	Before Reclassifications	Amounts Reclassified from AOCI	January 2, 2022
Pension funded status adjustment	$(20,947)	$—	$689	$(20,258)
Net unrealized gain (loss) on derivative instruments	360	7,592	(6,714)	1,238
Foreign currency translation adjustment (1)	(95,296)	(26,671)	—	(121,967)
Accumulated other comprehensive (loss) income	$(115,883)	$(19,079)	$(6,025)	$(140,987)

(1) Foreign currency translation adjustment for the nine months ended January 2, 2022 includes a $4,302 loss (net of taxes of $1,316) relating to the net investment hedges entered into by the Company on December 23, 2021.

The following table presents reclassifications from AOCI during the third quarter ended January 2, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(5,521)	Cost of goods sold
Tax expense	1,294
Net unrealized gain on derivative instruments, net of tax	$(4,227)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(88)	Interest expense
Tax expense	20
Net unrealized gain on derivative instruments, net of tax	$(68)

Defined benefit pension costs:
Prior service costs and deferrals	$285	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(69)
Net periodic benefit cost, net of tax	$216

The following table presents reclassifications from AOCI during the nine months ended January 2, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(8,769)	Cost of goods sold
Tax expense	2,055
Net unrealized gain on derivative instruments, net of tax	$(6,714)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(88)	Interest expense
Tax expense	20
Net unrealized gain on derivative instruments, net of tax	$(68)

Defined benefit pension costs:
Prior service costs and deferrals	$895	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(206)
Net periodic benefit cost, net of tax	$689

The following table presents reclassifications from AOCI during the third quarter ended January 3, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(662)	Cost of goods sold
Tax expense	157
Net unrealized gain on derivative instruments, net of tax	$(505)

Defined benefit pension costs:
Prior service costs and deferrals	$355	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(86)
Net periodic benefit cost, net of tax	$269

The following table presents reclassifications from AOCI during the nine months ended January 3, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$8,017	Cost of goods sold
Tax benefit	(1,897)
Net unrealized loss on derivative instruments, net of tax	$6,120

Defined benefit pension costs:
Prior service costs and deferrals	$1,123	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(258)
Net periodic benefit cost, net of tax	$865

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the third quarter and nine months ended January 2, 2022:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2021	$—	$555	$554,168	$(563,481)	$1,669,751	$(115,883)	$(5,355)	$1,539,755	$3,821	$1,543,576
Stock-based compensation	—	—	3,659	—	—	—	—	3,659	—	3,659
Exercise of stock options	—	1	386	—	—	—	—	387	—	387
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(4,803)	—	—	—	—	(4,803)	—	(4,803)
Purchase of common stock	—	—	—	(31,512)	—	—	—	(31,512)	—	(31,512)
Other	—	—	44	170	—	—	—	214	—	214
Net earnings	—	—	—	—	43,929	—	—	43,929	—	43,929
Dividends ($0.175 per common share)	—	—	173	—	(7,608)	—	—	(7,435)	—	(7,435)
Dissolution of joint venture	—	—	—	—	—	—	—	—	(47)	(47)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $68)	—	—	—	—	—	240	—	240	—	240
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,187)	—	—	—	—	—	3,897	—	3,897	—	3,897
Foreign currency translation adjustment	—	—	—	—	—	15,272	—	15,272	49	15,321
Balance at July 4, 2021	$—	$556	$553,627	$(594,823)	$1,706,072	$(96,474)	$(5,355)	$1,563,603	$3,823	$1,567,426
Stock-based compensation	—	—	5,765	—	—	—	—	5,765	—	5,765
Exercise of stock options	—	1	770	—	—	—	—	771	—	771
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(4,197)	—	—	—	—	(4,197)	—	(4,197)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,354	1,354	—	1,354
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	52	174	—	—	—	226	—	226
Net earnings	—	—	—	—	35,626	—	—	35,626	—	35,626
Dividends ($0.175 per common share)	—	—	185	—	(7,641)	—	—	(7,456)	—	(7,456)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $69)	—	—	—	—	—	233	—	233	—	233
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $683)	—	—	—	—	—	(2,233)	—	(2,233)	—	(2,233)
Foreign currency translation adjustment	—	—	—	—	—	(23,673)	—	(23,673)	15	(23,658)
Balance at October 3, 2021	$—	$557	$556,202	$(594,649)	$1,734,057	$(122,147)	$(4,001)	$1,570,019	$3,838	$1,573,857

Stock-based compensation	—	—	6,393	—	—	—	—	6,393	—	6,393
Exercise of stock options	—	—	115	—	—	—	—	115	—	115
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(120)	—	—	—	—	(120)	—	(120)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	381	381	—	381
Purchase of common stock	—	—	—	(83,022)	—	—	—	(83,022)	—	(83,022)
Other	—	—	31	195	—	—	—	226	—	226
Net earnings	—	—	—	—	36,264	—	—	36,264	—	36,264
Dividends ($0.175 per common share)	—	—	184	—	(7,480)	—	—	(7,296)	—	(7,296)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $69)	—	—	—	—	—	216	—	216	—	216
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $241)	—	—	—	—	—	(786)	—	(786)	—	(786)
Foreign currency translation adjustment	—	—	—	—	—	(18,270)	—	(18,270)	56	(18,214)
Balance at January 2, 2022	$—	$557	$562,805	$(677,476)	$1,762,841	$(140,987)	$(3,620)	$1,504,120	$3,894	$1,508,014

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

	Quarter ended		Nine months ended
	January 2, 2022	January 3, 2021	January 2, 2022	January 3, 2021
Net earnings attributable to EnerSys stockholders	$36,264	$38,624	$115,819	$109,538
Weighted-average number of common shares outstanding:
Basic	41,905,815	42,599,834	42,393,907	42,502,460
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	591,230	690,569	702,833	600,844
Diluted weighted-average number of common shares outstanding	42,497,045	43,290,403	43,096,740	43,103,304
Basic earnings per common share attributable to EnerSys stockholders	$0.87	$0.91	$2.73	$2.58
Diluted earnings per common share attributable to EnerSys stockholders	$0.85	$0.89	$2.69	$2.54
Anti-dilutive equity awards not included in diluted weighted-average common shares	835,192	120,048	429,532	218,642

17. Business Segments

Summarized financial information related to the Company's reportable segments for the third quarter and nine months ended January 2, 2022 and January 3, 2021, is shown below:

	Quarter ended		Nine months ended
	January 2, 2022	January 3, 2021	January 2, 2022	January 3, 2021
Net sales by segment to unaffiliated customers (1)
Energy Systems	$385,242	$337,248	$1,126,287	$1,031,457
Motive Power	339,510	304,373	996,313	830,945
Specialty	119,254	109,446	327,694	301,991
Total net sales	$844,006	$751,067	$2,450,294	$2,164,393
Operating earnings by segment
Energy Systems	$3,542	$18,407	$11,777	$63,489
Motive Power	39,030	40,270	130,660	91,695
Specialty	11,065	12,590	33,443	29,224
Inventory adjustment relating to exit activities - Motive Power	—	—	(960)	—
Restructuring and other exit charges - Energy Systems	(682)	(868)	(1,331)	(2,711)
Restructuring and other exit charges - Motive Power	(1,679)	(14,348)	(12,888)	(16,791)
Restructuring and other exit charges - Specialty	(111)	20	1,058	(200)
Total operating earnings (2)	$51,165	$56,071	$161,759	$164,706
(1) Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2) The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.

18. Subsequent Events

Between January 3, 2022 through February 9, 2022, the Company repurchased 446,969 shares for approximately $33,116.

On February 9, 2022, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on March 25, 2022, to stockholders of record as of March 11, 2022.

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
•risks involved in our operations such as supply chain issues, disruption of markets, changes in import and export laws, environmental regulations, currency restrictions and local currency exchange rate fluctuations;
•our ability to raise our selling prices to our customers when our product costs increase;
•the extent to which we are able to efficiently utilize our global manufacturing facilities and optimize our capacity;
•changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including inflation, interest rates, the value of securities and other financial assets, transportation costs, costs and availability of electronic components, lead, plastic resins, steel, copper and other commodities used by us, and the impact of such changes and volatility on our financial position and business;
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
•risks related to the discontinuation of the London Interbank Offered Rate and other reference rates, including increased expenses and the effectiveness of hedging strategies;
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

Economic Climate

The economic climate in North America and China experienced strong growth during calendar 2021 and is expected to grow strong in calendar 2022. EMEA’s economy grew moderately faster than normal in calendar 2021 and is forecasted to do the same in 2022. EMEA’s economic growth has been more impacted by the COVID-19 pandemic during calendar 2021. Inflation has increased in all regions during calendar 2021.

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

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As a result of the COVID-19 pandemic, lead cost dropped into the low 70 cents per pound during our first fiscal quarter of 2021 and has currently rallied to just below $1.10 per pound, which is above the pre-COVID-19 levels. We are experiencing increasing costs in some of our other raw materials such as plastic resins, steel, copper and electronics and increased freight costs.

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

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $397 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $571 million at January 2, 2022, availability subject to credit agreement financial covenants.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

During the current quarter, the Company repurchased 1,093,561 shares of common stock for approximately $83.0 million. Between January 3, 2022 through February 9, 2022, the Company repurchased 446,969 shares for approximately $33.1 million.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisition and stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales increased $92.9 million or 12.4% in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021. This increase was the result of a 10% increase in organic volume resulting primarily from strong demand arising from robust markets and the easing of the pandemic and a 3% increase in pricing, partially offset by a 1% decrease in foreign currency translation impact.

Net sales increased $285.9 million or 13.2% in the nine months of fiscal 2022 as compared to the nine months of fiscal 2021. This increase was due to an 11% increase in organic volume resulting primarily from strong demand, and a 1% increase each in foreign currency translation impact and pricing.

Segment sales

	Quarter ended January 2, 2022		Quarter ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$385.2	45.7%	$337.2	44.9%	$48.0	14.2%
Motive Power	339.5	40.2	304.4	40.5	35.1	11.5
Specialty	119.3	14.1	109.5	14.6	9.8	9.0
Total net sales	$844.0	100.0%	$751.1	100.0%	$92.9	12.4%

	Nine months ended January 2, 2022		Nine months ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$1,126.2	46.0%	$1,031.4	47.7%	$94.8	9.2%
Motive Power	996.3	40.6	831.0	38.4	165.3	19.9
Specialty	327.8	13.4	302.0	13.9	25.8	8.5
Total net sales	$2,450.3	100.0%	$2,164.4	100.0%	$285.9	13.2%

Net sales of our Energy Systems segment in the third quarter of fiscal 2022 increased $48.0 million or 14.2% compared to the third quarter of fiscal 2021. This increase was due to a 14% increase in organic volume and a 1% increase in pricing / mix, partially offset by a 1% decrease in foreign currency translation impact. Net sales of our Energy Systems segment in the nine months of fiscal 2022 increased $94.8 million or 9.2% compared to the nine months of fiscal 2021. This increase was due to a 9% increase in organic volume and a 1% increase in foreign currency translation impact, partially offset by a 1% decrease in pricing / mix. Continued strong demand in telecommunications and broadband was offset by supply chain driven constraints for our power systems products.

Net sales of our Motive Power segment in the third quarter of fiscal 2022 increased by $35.1 million or 11.5% compared to the third quarter of fiscal 2021. This increase was primarily due to a 9% increase in organic volume and a 5% increase in pricing, partially offset by a 2% decrease in foreign currency translation impact. Net sales of our Motive Power segment in the nine months of fiscal 2022 increased by $165.3 million or 19.9% compared to the nine months of fiscal 2021. This increase was primarily due to a 17% increase in organic volume, a 2% increase in pricing and a 1% increase in foreign currency translation impact. The prior year's COVID-19 restrictions and related economic slowdown impacted this segment more than our other lines of business in the prior year.

Net sales of our Specialty segment in the third quarter of fiscal 2022 increased by $9.8 million or 9.0% compared to the third quarter of fiscal 2021. The increase was primarily due to a 6% increase in pricing and a 3% increase in organic volume. Net sales of our Specialty segment in the nine months of fiscal 2022 increased by $25.8 million or 8.5% compared to the nine months of fiscal 2021. The increase was primarily due to a 4% increase each in organic volume and pricing and a 1% increase in foreign currency translation impact. Continued strong demand from transportation was joined with a resurgence in aerospace and defense sales.

Gross Profit

	Quarter ended January 2, 2022		Quarter ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$184.3	21.8%	$189.3	25.2%	$(5.0)	(2.6)%

	Nine months ended January 2, 2022		Nine months ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$555.4	22.7%	$541.8	25.0%	$13.6	2.5%

Gross profit decreased $5.0 million or 2.6% in the third quarter and increased $13.6 million or 2.5% in the nine months of fiscal 2022 compared to the comparable periods of fiscal 2021. Gross profit, as a percentage of net sales, decreased 340 basis points and 230 basis points in the third quarter and nine months of fiscal 2022, respectively, compared to the third quarter and nine months of fiscal 2021. The decrease in the gross profit margin in the current quarter and nine month period reflects the negative impact of higher freight costs and component shortages from our supply chain along with other inflationary pressures in raw materials, labor, supplies and utilities, in excess of pricing recoveries and organic volume growth. Energy Systems is most acutely impacted by these pressures. Motive Power and Specialty have also been impacted by higher costs but reacted more quickly in recovering price.

Operating Items

	Quarter ended January 2, 2022		Quarter ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$130.7	15.4%	$118.0	15.7%	$12.7	10.7%
Restructuring and other exit charges	$2.5	0.3%	$15.2	2.0%	$(12.7)	(83.7)%

	Nine months ended January 2, 2022		Nine months ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$380.5	15.5%	$357.4	16.5%	$23.1	6.5%
Restructuring and other exit charges	$13.2	0.6%	$19.7	0.9%	$(6.5)	(33.2)%

Operating expenses, as a percentage of sales, decreased 30 basis points and 100 basis points in the third quarter and nine months of fiscal 2022, compared to the comparable periods of fiscal 2021. We have benefited from limited travel and reduced selling expenses. While some of these benefits are COVID-19 related, we believe our operating expense levels have been reduced, the benefit of which continues as our revenue improves.

Selling expenses, our main component of operating expenses, increased $3.1 million or 6.0% in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 but decreased 40 basis points. In the nine months of fiscal 2022, selling expenses increased by $9.3 million or 6.1% compared to the nine months of fiscal 2021 but decreased 40 basis points. The decrease in selling expenses as a percentage of sales in both the current quarter and nine months, demonstrates our ability to flex our selling expenses.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our third quarter and nine months of fiscal 2022 operating results of Energy Systems were restructuring charges of $0.7 million and $1.8 million, respectively. Included in our third quarter and nine months of fiscal 2022 operating results of Motive Power were restructuring charges of $0.3 million and $1.5 million, respectively.

Included in our third quarter and nine months of fiscal 2021 operating results of Energy Systems were restructuring charges of $0.8 million and $2.6 million, respectively, primarily relating to Alpha. Included in our third quarter and nine months of fiscal 2021 operating results of Motive Power were restructuring charges of $2.7 million and $3.7 million, respectively.

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

We currently estimate that the total charges for these actions will amount to approximately $60.0 million, the majority of which has been recorded as of January 2, 2022. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $40.0 million and non-cash charges from inventory and equipment write-offs are estimated to be $20.0 million. These actions resulted in the reduction of approximately 200 employees. During fiscal 2021, the Company recorded cash charges relating to severance of $23.3 million and non-cash charges of $7.9 million primarily relating to fixed asset write-offs.

During the nine months of fiscal 2022, the Company recorded cash charges, primarily relating to severance of $7.9 million and non-cash charges of $3.8 million primarily relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $1.0 million, which was reported in cost of goods sold.

Targovishte, Bulgaria

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. During the nine months of fiscal 2022, the Company sold this facility for $1.5 million. A net gain of $1.2 million was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

Vijayawada, India

During fiscal 2021, we also committed to a plan to close our facility in Vijayawada, India to align with the strategic vision for our new line of business structure and footprint. We recorded exit charges of $1.5 million primarily relating to asset write-offs.

Fiscal 2022 Program

Zamudio, Spain

During the nine months of fiscal 2022, the Company closed a minor assembling plant in Zamudio, Spain and sold the same for $1.8 million. A net gain of $0.7 million was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

Richmond, Kentucky Plant Fire

During fiscal 2021, the Company settled its claims with its insurance carrier relating to the fire that broke out in the battery formation area of the Company's Richmond, Kentucky motive power production facility in fiscal 2020.

During the nine months of fiscal 2021, the Company recorded a charge of $16.6 million for cleanup and received $18.4 million from the insurance carrier. In addition to the property damage claim, the Company also received $7.5 million in business interruption claims that was credited to cost of goods sold.

Operating Earnings

	Quarter ended January 2, 2022		Quarter ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$3.5	0.9%	$18.5	5.5%	$(15.0)	(80.8)%
Motive Power	39.0	11.5	40.2	13.2	(1.2)	(3.1)
Specialty	11.1	9.3	12.6	11.5	(1.5)	(12.1)
Subtotal	53.6	6.4	71.3	9.5	(17.7)	(24.7)
Restructuring and other exit charges - Energy Systems	(0.7)	(0.2)	(0.8)	(0.3)	0.1	(21.4)
Restructuring and other exit charges - Motive Power	(1.7)	(0.5)	(14.4)	(4.7)	12.7	(88.3)
Restructuring and other exit charges - Specialty	(0.1)	(0.1)	—	—	(0.1)	NM
Total operating earnings	$51.1	6.1%	$56.1	7.5%	$(5.0)	(8.8)%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

	Nine months ended January 2, 2022		Nine months ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$11.8	1.0%	$63.3	6.2%	$(51.5)	(81.5)%
Motive Power	130.6	13.1	91.7	11.0	38.9	42.5
Specialty	33.5	10.2	29.4	9.7	4.1	14.4
Subtotal	175.9	7.2	184.4	8.5	(8.5)	(4.6)
Inventory adjustment relating to exit activities - Motive Power	(1.0)	(0.1)	—	—	(1.0)	NM
Restructuring and other exit charges - Energy Systems	(1.4)	(0.1)	(2.6)	(0.3)	1.2	(50.9)
Restructuring and other exit charges - Motive Power	(12.9)	(1.3)	(16.9)	(2.0)	4.0	(23.2)
Restructuring and other exit charges - Specialty	1.1	0.3	(0.2)	(0.1)	1.3	NM
Total operating earnings	$161.7	6.6%	$164.7	7.6%	$(3.0)	(1.8)%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $5.0 million or 8.8% and decreased $3.0 million or 1.8% in the third quarter and nine months of fiscal 2022, respectively, compared to the third quarter and nine months of fiscal 2021. Operating earnings, as a percentage of net sales, decreased 140 basis points and 100 basis points in the third quarter and nine months of fiscal 2022, respectively, compared to the third quarter and nine months of fiscal 2021.

The Energy Systems operating earnings, as a percentage of sales, decreased 460 basis points and 520 basis points in the third quarter and nine months of fiscal 2022, respectively, compared to the third quarter and nine months of fiscal 2021. Higher lead and freight costs along with lack of component availability negatively impacted the performance and sales mix of this line of business.

The Motive Power operating earnings, as a percentage of sales, decreased 170 basis points but increased 210 basis points in the third quarter and nine months of fiscal 2022, respectively, compared to the third quarter and nine months of fiscal 2021. The strong recovery in organic growth along with price increases improved the performance of this line of business. However, the prior year period benefited from $6.7 million of insurance recoveries.

The Specialty operating earnings, as a percentage of sales, decreased 220 basis points but increased 50 basis points in the third quarter and nine months of fiscal 2022, respectively, compared to the third quarter and nine months of fiscal 2021. Revenue growth and cost controls mitigated supply chain disruptions in the transportation portion of the business, while defense and aerospace margins declined mildly due to specific project performance.

Interest Expense

	Quarter ended January 2, 2022		Quarter ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$9.7	1.2%	$9.4	1.3%	$0.3	4.2%

	Nine months ended January 2, 2022		Nine months ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$28.4	1.2%	$29.4	1.3%	$(1.0)	(3.1)%

Interest expense of $9.7 million in the third quarter of fiscal 2022 (net of interest income of $0.6 million) was $0.3 million higher than the interest expense of $9.4 million in the third quarter of fiscal 2021 (net of interest income of $0.6 million).

Interest expense of $28.4 million in the nine months of fiscal 2022 (net of interest income of $1.7 million) was $1.0 million lower than the interest expense of $29.4 million in the nine months of fiscal 2021 (net of interest income of $1.6 million).

The increase in interest expense in the third quarter of fiscal 2022 is primarily due to higher borrowing, partially offset by lower interest rates and the decrease in interest expense in the nine months of fiscal 2022 is primarily due to lower interest rates and borrowing. Our average debt outstanding was $1,184.0 million and $1,105.8 million in the third quarter and nine months of fiscal 2022, respectively, compared to $1,086.5 million and $1,118.0 million in the third quarter and nine months of fiscal 2021.

In connection with the Second Amended Credit Facility, we capitalized $3.0 million in debt issuance costs and wrote off
$0.1 million of unamortized debt issuance costs. Included in interest expense are non-cash charges for deferred financing fees of $0.5 million and $1.6 million in the third quarter and nine months of fiscal 2022, respectively, compared to $0.5 million and $1.5 million in the third quarter and nine months of fiscal 2021.

Other (Income) Expense, Net

	Quarter ended January 2, 2022		Quarter ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(1.4)	(0.2)%	$2.9	0.4%	$(4.3)	NM
NM = not meaningful

	Nine months ended January 2, 2022		Nine months ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(1.7)	(0.1)%	$8.4	0.4%	$(10.1)	NM
NM = not meaningful

Other (income) expense, net in the third quarter of fiscal 2022 was income of $1.4 million compared to expense of $2.9 million in the third quarter of fiscal 2021. Other (income) expense, net in the nine months of fiscal 2022 was income of $1.7 million compared to expense of $8.4 million in the nine months of fiscal 2021. Foreign currency impact resulted in a gain of $2.2 million and a gain of $3.1 million in the third quarter and nine months of fiscal 2022, respectively, compared to a foreign currency loss of $2.4 million and $7.2 million in the third quarter and nine months of fiscal 2021, respectively.

Earnings Before Income Taxes

	Quarter ended January 2, 2022		Quarter ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$42.8	5.1%	$43.8	5.8%	$(1.0)	(2.3)%

	Nine months ended January 2, 2022		Nine months ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$135.0	5.5%	$126.9	5.9%	$8.1	6.4%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2022 decreased $1.0 million, or 2.3%, compared to the third quarter of fiscal 2021 and increased $8.1 million, or 6.4% in the nine months of fiscal 2022 compared to the nine months of fiscal 2021.
Income Tax Expense

	Quarter ended January 2, 2022		Quarter ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$6.5	0.8%	$5.2	0.7%	$1.3	25.5%
Effective tax rate	15.3%		11.9%		3.4%

	Nine months ended January 2, 2022		Nine Months Ended January 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$19.2	0.8%	$17.4	0.8%	$1.8	10.6%
Effective tax rate	14.2%		13.7%		0.5%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2022 and 2021 was based on the estimated effective tax rates applicable for the full years ending March 31, 2022 and March 31, 2021, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which we operate, change in tax laws and the amount of our consolidated earnings before taxes.

On May 19, 2019, a public referendum held in Switzerland approved the Federal Act on Tax Reform and AHV (Old-Age and Survivors Insurance) Financing (TRAF) as adopted by the Swiss Federal Parliament on September 28, 2018. The Swiss tax reform measures were effective January 1, 2020. The Company recorded an income tax benefit of $1.9 million during the nine months of fiscal 2021.

The consolidated effective income tax rates for the third quarter of fiscal 2022 and 2021 were 15.3% and 11.9%, respectively and were 14.2% and 13.7% for the nine months of fiscal 2022 and 2021, respectively. The rate increase in the third quarter compared to the prior quarter is primarily due to Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions. The rate increase in the nine months of fiscal 2022 compared to the prior year period is primarily due to changes in mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 79% for fiscal 2022 compared to 67% for fiscal 2021. The foreign effective income tax rate for the nine months of fiscal 2022 and 2021 were 10.2% and 5.0%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2022 and fiscal 2021 and were taxed at an effective income tax rate of approximately 8% in both periods.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities used cash of $78.0 million in the nine months of fiscal 2022 compared to $272.1 million of cash generated in the nine months of fiscal 2021, with the decrease in operating cash resulting mainly due to changes in our primary working capital, details of which can be found below. In the nine months of fiscal 2022, primary working capital, net of currency translation changes, resulted in an outflow of funds of $213.1 million. In the nine months of fiscal 2022, net earnings were $115.8 million, depreciation and amortization $72.3 million, stock-based compensation $15.8 million, non-cash charges relating to exit charges $3.9 million, primarily relating to the Hagen, Germany plant closure, allowance for doubtful debts of $1.9 million and non-cash interest of $1.6 million. Prepaid and other current assets were a use of funds of $18.3 million, primarily from an increase of $14.4 million in other prepaid expenses, such as taxes, insurance and other advances, as well as an increase of $3.9 million of contract assets. Accrued expenses were a use of funds of $58.2 million primarily from payroll related payments of $23.1 million, income tax payments of $20.4 million, Hagen severance payments of $19.6 million and interest payments net of accrual of $7.0 million, partially offset by customer advances of $11.7 million.
In the nine months of fiscal 2021, operating activities provided cash of $272.1 million and primary working capital, net of currency translation changes, resulted in a source of funds of $58.2 million. In the nine months of fiscal 2021, net earnings were $109.5 million, depreciation and amortization $70.2 million, stock-based compensation $17.0 million, non-cash charges relating to exit charges $7.3 million, primarily relating to the Hagen, Germany plant closure, net gain from the disposal of assets of $4.0 million ($4.4 million from the insurance settlement relating to the Richmond fire claim), deferred tax benefit of $1.8 million and non-cash interest of $1.5 million. Prepaid and other current assets provided a source of funds of $15.0 million, primarily from the receipt of $23.4 million towards the insurance receivable relating to the Richmond plant claim in fiscal 2020 and the receipt of a working capital adjustment claim of $2.0 million, relating to an acquisition made several years ago, partially offset by an increase of $10.4 million in other prepaid expenses. Other assets decreased by $3.0 million. Accrued expenses provided a source of funds of $9.8 million primarily from payroll related accruals of $14.5 million and selling and other expenses of $7.4 million, partially offset by payments relating to interest of $7.5 million and warranty of $4.5 million. Other liabilities decreased by $14.2 million primarily relating to income taxes.

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $989.9 million (yielding a primary working capital percentage of
29.3%) at January 2, 2022, $797.9 million (yielding a primary working capital percentage of 24.5%) at March 31, 2021 and $793.9 million at January 3, 2021 (yielding a primary working capital percentage of 26.4%). The primary working capital percentage of 29.3% at January 2, 2022 is 480 basis points higher than that for March 31, 2021 and 290 basis points higher than that for January 3, 2021. The large increase in primary working capital dollars, compared to the nine months of fiscal 2021 reflects the increase in all components of inventory due to supply chain delays, new products and higher inventory costs from higher raw material costs, manufacturing and freight costs and to address the high backlog of customer orders. In addition, trade receivables increased due to higher revenue during the current nine months of fiscal 2022, as compared to a COVID-19 restricted revenue in the prior year. The increase in primary working capital dollars compared to March 31, 2021 is primarily due to increased inventory levels for similar reasons as stated above, as well as trade receivable increase due to higher seasonal days sales outstanding at the current fiscal quarter end.

Primary working capital and primary working capital percentages at January 2, 2022, March 31, 2021 and January 3, 2021 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
January 2, 2022	$636.0	$671.4	$(317.5)	$989.9	$3,376.0	29.3%
March 31, 2021	603.6	518.2	(323.9)	797.9	3,254.2	24.5
January 3, 2021	547.5	515.4	(269.0)	793.9	3,004.3	26.4

Investing activities used cash of $47.7 million in the nine months of fiscal 2022 which primarily consisted of capital expenditures of $52.4 million relating to plant improvements. We also received $3.3 million from the sale of two of our facilities in Europe.

Investing activities used cash of $48.8 million in the nine months of fiscal 2021 which primarily consisted of capital expenditures of $53.7 million relating to plant improvements. We also received $4.8 million from the insurance settlement relating to the Richmond plant fire claim for the replacement of property, plant and equipment.

During the second quarter of fiscal 2022, we entered into the Second Amended Credit Facility. As a result, financing activities provided cash of $76.4 million in the nine months of fiscal 2022. During the nine months of fiscal 2022, we borrowed $424.8 million under the Second Amended Revolver and repaid $39.8 million of the Second Amended Revolver. Repayment on the Second Amended Term Loan was $161.4 million and net repayments on short-term debt were $0.3 million. Treasury stock open market purchases were $114.5 million, payment of cash dividends to our stockholders were $22.2 million and payment of taxes related to net share settlement of equity awards were $9.1 million. Debt issuance costs relating to the refinancing of the Credit Facility was $3.0 million. Proceeds from stock options were $1.3 million.

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
Currency translation had a negative impact of $5.4 million on our cash balance in the nine months of fiscal 2022 compared to the positive impact of $30.9 million in the nine months of fiscal 2021. In the nine months of fiscal 2022, principal currencies in which we do business such as the Euro, Polish zloty and British pound generally weakened versus the U.S. dollar while the Swiss franc was stronger.

As a result of the above, total cash and cash equivalents decreased by $54.7 million to $397.1 million, in the nine months of fiscal 2022 compared to an increase by $161.7 million to $488.7 million, in the nine months of fiscal 2021.

Compliance with Debt Covenants

On July 15, 2021, we entered into a second amendment to our Amended Credit Facility that resulted in the extension of the maturity date for the Second Amended Credit Facility to September 30, 2026, resetting of the principal amortization with respect to the Amended Term Loan, refinancing and reducing the existing Amended Term Loan, increasing the revolving line of credit limit, and certain other modifications.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2021 Annual Report. On July 15, 2021, the Company entered into a second amendment to its existing Amended Credit Facility. The Second Amended Credit Facility, scheduled to mature on September 30, 2026, consists of a $130.0 million senior secured term loan, a CAD 106.4 million ($84.2 million) senior secured term loan and an $850.0 million senior secured revolving credit facility. The second amendment resulted in a decrease of the Amended Term Loan by $150.0 million and an increase of the Amended Revolver by $150.0 million. As of January 2, 2022, the principal and interest payments due under the Second Amended Credit Facility are as follows: $3.3 million in fiscal 2022, $11.9 million in fiscal 2023, $17.1 million in fiscal 2024, $19.6 million in fiscal 2025, $24.7 million in fiscal 2026 and $438.9 in fiscal 2027.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at January 2, 2022 are $6.1 million (pre-tax). Those contracts that result in an asset position at January 2, 2022 are $1.1 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

During the third quarter of fiscal 2022, the Company entered into cross currency fixed interest rate swap agreements, with aggregate notional amounts of $300 million, to hedge its net investments in foreign operations against future volatility in the exchange rates between U.S. Dollars and Euros. These swaps mature on December 15, 2027. Depending on the movement in the exchange rates between U.S. Dollars and Euros at maturity, the Company may owe the counterparties an amount that is different from the original notional amount of $300 million.

Excluding the cross currency fixed interest rate swap agreements, the vast majority of these contracts will settle within one year.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased annual interest expense, by approximately $6.3 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
January 2, 2022	$49.9	48.0	$1.04	8%
March 31, 2021	50.6	54.5	0.93	10
January 3, 2021	44.1	50.0	0.88	9

(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining one quarter of this fiscal year, we believe approximately 100% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at January 2, 2022, lead purchased by January 2, 2022 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $19 million and $52 million in the third quarter and nine months of fiscal 2022, respectively.

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

Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. We also selectively hedge anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with Topic 815 - Derivatives and Hedging. During the current quarter, we also entered into cross currency fixed interest rate swap agreements, to hedge our net investments in foreign operations against future volatility in the exchange rates between U.S. Dollars and Euros.

At January 2, 2022 and January 3, 2021, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $42.2 million and $3.8 million, respectively.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2) (3)
October 4 – October 31, 2021	742,811	$76.74	742,811	$1,307,083
November 1 – November 28, 2021	89,233	74.46	89,233	94,662,534
November 29 – January 2, 2022	265,531	74.18	261,517	75,285,157
Total	1,097,575	$75.93	1,093,561

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. This program has been completed for fiscal 2022.
(2) On November 8, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date, which was utilized. This authorization is in addition to the existing stock repurchase programs and has been completed for fiscal 2022.
(3) On November 10, 2021, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date. This authorization is in addition to the existing stock repurchase programs. Between January 3, 2022 and February 9, 2022, the Company repurchased 446,969 shares for $33.1 million, and has a remaining authorization of $42 million.

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

Date: February 9, 2022