Form 10-K
period 2022-03-31
EnerSys
filed 2022-05-25
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2022 or

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at October 3, 2021: $3,243,228,271 (1) (based upon its closing transaction price on the New York Stock Exchange on October 3, 2021).
(1)For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 20, 2022:                          40,652,607 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about August 4, 2022 are incorporated by reference in Part III of this Annual Report.

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
•global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and the related sanctions and other measures, changes in the rates of investment or economic growth in key markets we serve, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our global supply chains and strategies;
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
•changes in macroeconomic and market conditions and market volatility, including inflation, interest rates, the value of securities and other financial assets, transportation costs, costs and availability of electronic components, lead, plastic resins, steel, copper and other commodities used by us, and the impact of such changes and volatility on our financial position and business;
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
For the Fiscal Year Ended March 31, 2022

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

During the first quarter of fiscal 2021, the Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis, rather than on geographic basis. As a result of this change, the Company re-evaluated the identification of its operating segments and reportable segments. The operating segments were identified as Energy Systems, Motive Power and Specialty. The Company’s operating segments also represent its reportable segments under ASC 280, Segment Reporting. Therefore, the Company had changed its segment presentation from three reportable segments based on geographic basis to three reportable segments based on line of business. All prior comparative periods presented have been recast to reflect these changes.

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

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2022”, which refers to our fiscal year ended March 31, 2022. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2022 ended on July 4, 2021, October 3, 2021, January 2, 2022, and March 31, 2022, respectively. The four quarters in fiscal 2021 ended on July 5, 2020, October 4, 2020, January 3, 2021, and March 31, 2021, respectively.

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

Between fiscal years 2003 through 2020, we made thirty-four acquisitions around the globe. There were no acquisitions in fiscal 2022 and 2021 but we completed the acquisition of NorthStar, headquartered in Stockholm, Sweden in fiscal 2020 and of Alpha in fiscal 2019.

Our Customers

We serve over 10,000 customers in over 100 countries, on a direct basis or through our distributors. We are not overly dependent on any particular end market. Our customer base is highly diverse, and no single customer accounts for more than 10% of our revenues.

Our Energy Systems customers consist of both global and regional customers. These customers are in diverse markets including telecom, UPS, electric utilities, security systems, emergency lighting, services to broadband, renewable and industrial customers, as well as thermally managed cabinets and enclosures for electronic equipment and batteries.

Our Motive Power products are sold to a large, diversified customer base. These customers include material handling equipment dealers, forklift and heavy truck original equipment manufacturers (“OEMs”) and end users of such equipment. End users include manufacturers, distributors, warehouse operators, retailers, airports, mine operators and railroads.

Our Specialty products are utilized in transportation, aerospace and defense and medical markets. The products are sold globally to OEMs, distribution partners, vehicle fleets and directly to government entities such as the United States of America, Germany and the United Kingdom.

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

Energy Systems

We compete principally with East Penn Manufacturing, Exide Technologies (Stryten), Fiamm, SAFT, New Power, C&D Technologies Inc., Vertiv, ABB, Amphenol, Eltek (a Delta Group company), as well as Chinese producers.

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

Specialty

We compete globally within the Transportation, Aerospace and Defense markets and specialized lithium technologies used in these critical applications. Our thin plate pure lead (TPPL) technology is a significant player in the applications using absorbed glass materials (AGM). Our major competitors in AGM technology are Clarios, East Penn Manufacturing, Exide Technologies (Stryten), Fiamm, Banner and Atlas. In the Aerospace and Defense specialized markets our main competitors are Eagle Picher and SAFT.

Warranties

Warranties for our products vary geographically and by product type and are competitive with other suppliers of these types of products. Generally, our Energy Systems product warranties range from one to twenty years, our Motive Power product warranties range from one to five years and from one to four years for Specialty transportation batteries. The length of our warranties is varied to reflect regional characteristics and competitive influences. In some cases, our warranty period may include a pro rata period, which is typically based around the design life of the product and the application served. Our warranties generally cover defects in workmanship and materials and are limited to specific usage parameters.

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

Employees

At March 31, 2022, we had approximately 11,400 employees. Of these employees, approximately 26% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 7% of the total workforce. The average term of these agreements is 2 years, with the longest term being 3.5 years. We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2022.

Information about Our Executive Officers
As of May 25, 2022, our executive officers are:

David M. Shaffer, age 57, President and Chief Executive Officer. Mr. Shaffer has been a director of EnerSys and has served as our President and Chief Executive Officer since April 2016. Prior thereto, he served as President and Chief Operating Officer since November 2014. From January 2013 through October 2014, he served as our President-EMEA. From 2008 to 2013, Mr. Shaffer was our President-Asia. Prior thereto he was responsible for our telecommunications sales in the Americas. Mr. Shaffer joined EnerSys in 2005 and has worked in various roles of increasing responsibility in the industry since 1989. Mr. Shaffer received his Masters of Business Administration degree from Marquette University and his Bachelor of Science degree in Mechanical Engineering from the University of Illinois.

Andrea J. Funk, age 52, Executive Vice President and Chief Financial Officer. Ms. Funk joined EnerSys in December 2018 and served as Vice President Finance, Americas. She was promoted to Executive Vice President & Chief Financial Officer effective April 1, 2022. Ms. Funk holds a Master of Business Administration degree from The Wharton School of Business, and a Bachelor of Science degree in accounting from Villanova University and was a certified public accountant. Previously, Ms. Funk served as Chief Financial Officer and then Chief Executive Officer of Cambridge Lee Industries LLC from 2010-2018. Prior, she served in positions of increasing responsibility at Carpenter Technology, Arrow International, Rhone-Poulenc Rorer, Bell Atlantic Corporation and Ernst & Young. Since July 2017, Ms. Funk has served on the Board of Directors of Crown Holdings Inc., whose shares are traded on the New York Stock Exchange, and is a member of their Audit and Compensation Committees.

Joern Tinnemeyer, age 49, Chief Technology Officer and Senior Vice President. Mr. Tinnemeyer has served as Senior Vice President and Chief Technology Officer since October 2017. He joined EnerSys in August 2016 as its Vice President and Chief Technology Officer. Mr. Tinnemeyer is responsible for global engineering, global quality, and technology development. His primary focus of expertise includes energy storage systems, system design optimization, safety topologies and control theory. He has worked on some of the most advanced lithium battery packs for major automotive OEMs. He currently also serves as Chairman of NaatBatt, North America’s foremost organization to foster advanced energy storage systems. Mr. Tinnemeyer studied applied mathematics and electrical engineering at the University of Toronto and holds a MSc in Astronautics and Space Engineering.

Shawn M. O’Connell, age 49, President, Motive Power. Mr. O’Connell has served as our President, Motive Power Global since July 2020. Prior thereto, from April 2019 through July 2020, he served as our President, Motive Power, our Vice President–Reserve Power Sales and Service for the Americas from February 2017, and Vice President of EnerSys Advanced Systems from December 2015 to January 2017. Mr. O’Connell joined EnerSys in 2011, serving in various sales and marketing capacities in several areas of our business. Mr. O’Connell received his Master of Business Administration degree in International Business from the University of Redlands, CA and his Bachelor of Arts degree in English Literature from the California State University, San Bernardino. Mr. O’Connell is a veteran of the U.S. Army’s 82nd Airborne Division (Paratroopers) where he served as a Signals Intelligence Analyst, Spanish Linguist, and held a Top-Secret security clearance.

Andrew M. Zogby, age 62, President, Energy Systems. Mr. Zogby has served as President, Energy Systems Global since July 2020. Prior thereto, from April 2019, he served as President, Energy Systems–Americas. He joined EnerSys upon completion of the acquisition of Alpha Technologies in December 2018. Mr. Zogby served as President of Alpha Technologies since 2008 and brings over 30 years of experience in global broadband, telecommunications and renewable energy industries. He has held corporate leadership positions with several leading technology firms. Mr. Zogby received his Bachelor of Science degree in Industrial and Labor Relations from LeMoyne College, Syracuse, New York, and his Master of Business Administration degree from Duke University’s Fuqua School of Business. He is active in the US Chamber of Commerce, and serves on the C_TEC, Chamber Technology Engagement Center Committee.

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

Environmental and safety certifications

Seventeen of our facilities in the Americas, EMEA and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Seven facilities in EMEA and Asia are certified to ISO 45001 standards. The ISO 45001 is a globally recognized occupational health and safety management systems standard.

Climate change impacts

The potential impact of climate change on our operations is uncertain. The changing climate may result in weather patterns, increases in the frequency or severity of storms, increased temperatures and rising sea levels. As discussed elsewhere in this Annual Report on Form 10-K (Annual Report), including in Item 1A. Risk Factors, our operating results are significantly influenced by weather, and major changes in historical weather patterns could have a notable impact on our future operating results. For example, if climate change results in drier weather and more accommodating temperatures over a greater period of time, we may be able to increase our productivity, which could positively impact our revenues and gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather conditions, we could experience reduced productivity, which could negatively impact our revenues and gross margins. Further, while an increase in severe weather events, such as hurricanes, tropical storms, blizzards and ice storms, can create a greater amount of emergency restoration service work, it often also can result in delays or other negative consequences for our manufacturing operations, or challenges to the consistent delivery of materials from our supply chain or of our products to distributors, which could negatively impact our financial results. Climate change may also affect the conditions in which we operate, and in some cases, expose us to potentially increased liabilities associated with those environmental conditions. Concerns about climate change could also result in potential new regulations, regulatory actions or requirements to fund energy efficiency activities, any of which could result in increased costs associated with our operations. We are aware of the proposed rule on climate disclosure released by the SEC in March of this year. While we are following the progression of the rule, we are pleased to note that we are preparing to meet many of its conditions in advance. We released our inaugural, comprehensive Sustainability Report, which was aligned with GRI and SASB standards. Included in this report, we announced key, measurable ESG goals and objectives aimed at advancing progress in sustainability, reducing our environmental footprint and creating an inclusive and empowering workplace for all employees. We also expect to issue our inaugural TCFD report during fiscal 2023. As part of our growing sustainability commitment, we announced during fiscal 2022 that we joined the United Nations Global Compact, Alliance to Save Energy, the U.S. Department of Energy’s Better Plants Program (through which we committed to reducing our energy intensity by 25% over the next 10 years (from a calendar year 2020 baseline)), the United Nations CEO Water Mandate and the CEO Action for Diversity & Inclusion. We intend to continue to conduct a climate risk analysis in the coming year and have completed an analysis of our Scope 1 and 2 emissions.

We strive to operate our facilities in a manner that protects the environment and the health and safety of our employees, customers and communities. We have implemented company-wide environmental, health and safety policies and practices, which includes monitoring, training and communication of these policies.

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

Our Board of Directors, through the Compensation Committee and the Nominating and Corporate Governance Committee, retains oversight of our human capital management process, including demographics, talent development, employee retention, material aspects of employee compensation, as well as diversity and inclusion and recruitment efforts. The Nominating and Corporate Governance Committee reports on human capital matters at each regularly scheduled Board of Directors meeting. The most significant human capital measures, objectives and initiatives include the following:

Equity, Inclusion and Belonging: We strive to create a work environment that emphasizes respect, fairness and dignity and that does not tolerate discrimination or harassment. Individuals are evaluated based on merit, without concern for race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We are committed to providing equal opportunities to every member of our workforce. In addition to following all applicable local laws and regulations, for fiscal year 2022, we have also formed an executive steering committee, joined, among other things, the CEO Action for Diversity and Inclusion, and funded additional staffing to further support these efforts.

Health, Safety, and Wellness: Our fundamental responsibility as an employer is to provide a safe and healthy workplace for all our employees. This undertaking is explained further in our Safety and Health Policy.

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

Philanthropy and Volunteerism: EnerSys is strongly committed to being an outstanding corporate citizen on a global basis in all the countries and communities where we do business. This commitment is reflected in a strong ethic for charitable contributions, endorsement of community activities, encouraging employees to give freely of their own time to serve on boards or committees in many organizations and supporting educational programs in schools and colleges.

We created several committees to assist the company in its philanthropic endeavors that support all communities in which we work. Additionally, we regularly sponsor volunteer events and fundraising campaigns, to encourage our employees to give back to our communities, a commitment that we further support by offering employees paid time off for charitable volunteering.

Training and Career Management: Employees receive regular development feedback through quarterly 1:1 reviews with their manager, which encourages open dialogues to identify and cultivate skills and opportunities. We encourage our leaders to facilitate effective conversations and measure the effectiveness of these conversations by regularly surveying our employees. In addition to training and development opportunities, all new employees are required to participate in seminars to introduce them to the EnerSys business, our strategy, our culture and philosophies. We encourage all our employees to engage in ongoing training, professional development and educational advancement programs. Through our established EnerSys Academy, we provide employees worldwide with resources to expand their knowledge on a broad scope of relevant topics to promote their growth and development.

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

Environmental, Social and Governance

At EnerSys, we understand that an effective business strategy must also be one that evaluates and addresses environmental and social risk factors as well as opportunities to leverage sustainable operations and ethical behavior as a means of driving business value. To that end, we have been integrating the fundamental values of environmental, social, and governance (“ESG”) into our everyday operations and future business strategies. Our sustainability team leads our efforts with respect to climate change management, product sustainability, operations, supply chain management, workforce health and safety, diversity, equity, inclusion, and community engagement.

We further believe that the power systems and energy management sector have a key role to play in finding innovative solutions to address global climate change. Our climate change policy underscores our goal to carry out all business activities in a sustainable manner. Our environmental policies and practices aim to protect, conserve, and sustain the world’s natural resources, as well as to protect our customers and the communities in which we live and operate. As one example of this, we offer a complete battery recycling program to assist our customers in preserving our environment and comply with recycling and waste disposal regulations.

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

We have formed an ESG steering committee, which includes members of senior management and funded additional staffing to further support the ongoing development of our ESG program. In addition, we clarified that our Board of Directors oversees our programs related to matters of corporate responsibility and sustainability performance, including climate change, through the Nominating and Corporate Governance Committee. We also announced in April 2022 that we joined the United Nations Global Compact, Alliance to Save Energy, the U.S. Department of Energy’s Better Plants Program (through which we committed to reducing our energy intensity by 25% over the next 10 years (from a calendar year 2020 baseline)), the United Nations CEO Water Mandate. These actions demonstrate the strength and commitment to sustainability throughout the organization worldwide.

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

Public health epidemics or outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China, infections have been reported globally and causing disruption to many economies. The extent to which the coronavirus continues to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new variants and new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, as well as the distribution and effectiveness of COVID-19 vaccines, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and could have an adverse impact on our business and our financial results. Additionally, countries may impose prolonged quarantines and travel restrictions, which may significantly impact the ability of our employees to get to their places of work to produce products, may make it such that we are unable to obtain sufficient components or raw materials and component parts on a timely basis or at a cost-effective price or may significantly hamper our products from moving through the supply chain.

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

Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our business segments are highly dependent on the economic and market conditions in each of the geographic areas in which we operate. Our products are heavily dependent on the end markets that we serve and our operating results will vary by location, depending on the economic environment in these markets. Sales of our motive power products, for example, depend significantly on demand for new electric industrial forklift trucks, which in turn depends on end-user demand for additional motive capacity in their distribution and manufacturing facilities. The uncertainty in global economic conditions varies by geographic location and can result in substantial volatility in global credit markets, particularly in the United States, where we service the vast majority of our debt. Moreover, Federal Reserve policy, including with respect to rising interest rates and the decision to end its quantitative easing policy, may also result in market volatility and/or a return to unfavorable economic conditions. These conditions affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products, which could in turn negatively impact our sales and earnings generation and result in a material adverse effect on our business, cash flow, results of operations and financial position.

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

Lead is our most significant raw material and is used along with significant amounts of plastics, steel, copper and other materials in our manufacturing processes. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lead, are volatile and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Furthermore, the cost of raw materials may also be influenced by transportation costs. Volatile raw material costs can significantly affect our operating results and make period-to-period comparisons difficult. We cannot assure you that we will be able to either hedge the costs or secure the availability of our raw material requirements at a reasonable level or, even with respect to our agreements that adjust pricing to a market-based index for lead, pass on to our customers the increased costs of our raw materials without affecting demand or that limited availability of materials will not impact our production capabilities. Our inability to raise the price of our products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on our revenue, operating profit and net income.

Increases in costs, disruption of supply or shortage of any of our battery components, such as electronic and mechanical parts, or raw materials used in the production of such parts could harm our business.

From time to time, we may experience increases in the cost or a sustained interruption in the supply or shortage of our components. For example, a global shortage and component supply disruptions of electronic and other battery components is currently being reported, and the full impact to us is yet unknown. Other examples of shortages and component supply disruptions could include the supply of electronic components and raw materials (such as resins and other raw metal materials) that go into the production of our products. Any such cost increase or supply interruption could materially and negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include, but are not limited to:
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
We are dependent on the continued supply of battery components for our products. To date we have a limited number of fully qualified suppliers, and have limited flexibility in changing suppliers, though we are actively engaged in activities to qualify additional suppliers. Any disruption in the supply of battery components could temporarily disrupt production of our products until a different supplier is fully qualified.
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

We are exposed to exchange rate and inflation risks, and our net earnings and financial condition may suffer due to currency translations.

We invoice our foreign sales and service transactions in local and foreign currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current exchange rates as of the balance sheet dates. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies including the effects of inflation, primarily the euro, British pound, Polish zloty, Chinese renminbi, Mexican peso and Swiss franc may adversely affect our revenue, cost of goods sold and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. Approximately 40% of net sales were generated outside of the United States in fiscal 2022. In addition, we have balance sheet foreign currency positions that benefit from a stronger U. S. dollar and weak euro and may impact other income /expense and equity on the balance sheet.

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

The translation impact from currency fluctuations on net sales and operating earnings in our Americas and Asia operations are not as significant as our European operations, as a substantial majority of these net sales and operating earnings in the Americas are in U.S. dollars and Asia is a smaller sales region.

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
We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”). The ERP is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we had experienced significant production and shipping delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

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

We currently have significant manufacturing and/or distribution facilities outside of the United States, in Argentina, Australia, Belgium, Brazil, Canada, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, the PRC, Poland, Spain, Switzerland and the United Kingdom. Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability or uncertainty. This includes, for example, the uncertainty related to the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”) the current conflict between Russia and Ukraine, ongoing terrorist activity, the adoption and expansion of trade restrictions, including the occurrence or escalation of a "trade war," or other governmental action related to tariffs or trade agreements or policies among the governments of the United States, the PRC and other countries and other global events. The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Recent effects of the conflict between Russia and Ukraine includes writing off $4.0 million in net assets located in Russia during the fourth quarter of fiscal 2022, and we do not expect to be able to repatriate any monies located in Russia. Furthermore, Brexit could cause disruptions to, and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and associates, which could have an adverse effect on our business, financial results and operations. Recent effects of Brexit include changes in customs regulations, shortages of truck drivers in the U.K., and administrative burdens placed on transportation companies, which have led to challenges and delays in moving inventory across U.K./EU borders, and higher importation, freight and distribution costs. If such trends continue, we may experience further cost increases.

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

Many new energy storage technologies have been introduced over the past several years. For certain important and growing markets, including markets served by our Motive Power and Energy Storage business segments, lithium-based battery technologies have a large and growing market share. Our ability to achieve significant and sustained penetration of key developing markets, including markets served by our Motive Power and Energy Storage business segments, will depend upon our success in developing or acquiring these and other technologies and related raw materials and components, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our portfolio of primarily lead-acid products will remain competitive with products based on new technologies.

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

As part of our business strategy, we have grown, and plan to continue growing, by acquiring other product lines, technologies or facilities that complement or expand our existing business. There is significant competition for acquisition targets in the stored energy industry. We may not be able to identify suitable acquisition candidates or negotiate attractive terms. In addition, we may have difficulty obtaining the financing necessary to complete transactions we pursue. In that regard, our credit facilities restrict the amount of additional indebtedness that we may incur to finance acquisitions and place other restrictions on our ability to make acquisitions. Exceeding any of these restrictions would require the consent of our lenders. Even if acquisition candidates are identified, we cannot be sure that our diligence will surface all material issues that may be present, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of such acquisition candidate and its business and outside of their respective control will not arise later. If any such material issues arise, they may materially and adversely impact the on-going business of EnerSys and our stockholders’ investment. We may be unable to successfully integrate any assets, liabilities, customers, systems and management personnel we acquire into our operations and we may not be able to realize related revenue synergies and cost savings within expected time frames. For example, the ability of EnerSys to realize the anticipated benefits of the acquisition will depend, to a large extent, on our ability to combine our businesses in a manner that facilitates growth opportunities and realizes anticipated synergies, and achieves the projected stand-alone cost savings and revenue growth trends identified by each company. It is expected that we will benefit from operational and general and administrative cost synergies resulting from the warehouse and transportation integration, direct procurement savings on overlapping materials, purchasing scale on indirect spend categories and optimization of duplicate positions and processes. We may also enjoy revenue synergies, driven by a strong portfolio of brands with exposure to higher growth segments and the ability to leverage our collective distribution strength. In order to achieve these expected benefits, we must successfully combine the businesses in a manner that permits these cost savings and synergies to be realized and must achieve the anticipated savings and synergies without adversely affecting current revenues and investments in future growth. If we experience difficulties with the integration process or are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Our failure to execute our acquisition strategy could have a material adverse effect on our business. We cannot assure you that our acquisition strategy will be successful or that we will be able to successfully integrate acquisitions we do make.

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

As of March 31, 2022, we had $1,299 million of total consolidated debt (including finance leases). This level of debt could:

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
•restrict our ability to introduce new products or technologies or exploit business opportunities;
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

During fiscal 2022, we announced the declaration of a quarterly cash dividend of $0.175 per share of common stock for quarters ended July 4, 2021, October 3, 2021, January 2, 2022 and March 31, 2022. On May 20, 2022, we announced a fiscal 2023 first quarter cash dividend of $0.175 per share of common stock. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of existing and future indebtedness and credit facilities, and other factors that the Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on our share price.

We cannot guarantee that our share repurchase programs will be fully consummated or that they will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

Our Board of Directors has authorized two share repurchase programs, one authorizing the repurchase of up to $150 million of our common stock, of which authority, as of May 25, 2022, approximately $163 million remains available and another authorizing the repurchase of up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year and the number of shares exercised through stock option awards during such fiscal year. Although our Board of Directors has authorized these share repurchase programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the programs will be fully consummated or that they will enhance long-term stockholder value. The programs could affect the trading price of our stock and increase volatility, and any announcement of a termination of these programs may result in a decrease in the trading price of our stock. In addition, these programs could diminish our cash reserves.

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

The software and related services that we offer are highly technical and complex. Our services or any other products that we may introduce in the future may contain undetected software bugs, hardware errors, and other vulnerabilities. These bugs and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of regularly updating our products and some errors in our products may be discovered only after a product has been used by users, and may in some cases be detected only under certain circumstances or after extended use. Any errors, bugs or other vulnerabilities discovered in our code or backend after release could damage our reputation, drive away users, allow third parties to manipulate or exploit our software, lower revenue and expose us to claims for damages, any of which could seriously harm our business. Additionally, errors, bugs, or other vulnerabilities may, either directly or if exploited by third parties, affect our ability to make accurate royalty payments.

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

Holders of Record

As of May 20, 2022, there were approximately 536 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2022, we did not issue any unregistered securities.

Dividends

During fiscal 2022, the Company’s quarterly dividend was $0.175 per share. The Company declared aggregate regular cash dividends of $0.70 per share in each of the years ended March 31, 2022, March 31, 2021 and 2020.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)(2)(3)
January 3 - January 30, 2022	151,781	$74.33	151,781	$64,003,961
January 31 - February 27, 2022	263,439	73.93	263,439	44,528,066
February 28 - March 31, 2022	158,545	69.89	159,633	183,452,128
Total	573,765	$72.91	574,853

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year. This program has been completed for fiscal 2022.
(2) On November 8, 2017, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date, which was utilized. This authorization was in addition to the existing stock repurchase programs and has been completed for fiscal 2022.
(3) On November 10, 2021, the Company announced the establishment of a $100 million stock repurchase authorization, with no expiration date. This authorization was in addition to the existing stock repurchase programs and has been completed for fiscal 2022.
(4) On March 9, 2022, the Company announced the establishment of a $150 million stock repurchase authorization, with no expiration date. This authorization is in addition to the existing stock repurchase programs. Between April 1, 2022 and
May 25, 2022, the Company repurchased 318,789 shares for $20 million, and has a remaining authorization of $163 million.

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

Comparison Of Five Year Cumulative Total Return*
For Year Ended March 31, 2022
Among EnerSys, the NYSE Composite Index, and SIC Code 369

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
EnerSys
NYSE Composite
SIC Code 369

*$100 invested on March 31, 2017 in stock or index, including reinvestment of dividends.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2022 and 2021, should be read in conjunction with our audited Consolidated Financial Statements and the notes to those statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

EnerSys’ management uses the non-GAAP measures, EBITDA and adjusted EBITDA, in its computation of compliance with loan covenants and adjusted EBITDA in evaluating its financial performance. These measures, as used by EnerSys, adjust net earnings determined in accordance with GAAP for interest, taxes, depreciation and amortization, and certain charges or credits as permitted by our credit agreements, that were recorded during the periods presented.

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

During the first quarter of fiscal 2021, the Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis, rather than on geographic basis. As a result of this change, the Company re-evaluated the identification of its operating segments and reportable segments. The operating segments were identified as Energy Systems, Motive Power and Specialty. The Company’s operating segments also represent its reportable segments under ASC 280, Segment Reporting. Therefore, the Company changed its segment presentation from three reportable segments based on geographic basis to three reportable segments based on line of business. All prior comparative periods presented have been recast to reflect these changes.

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

Current Market Conditions

Economic Climate

The economic climate in North America and China experienced strong growth during calendar 2021. In calendar 2022, both regional economies have slowed. The U.S economy slowed due to rising interest rates and inflation worries, while China’s economy has been slowed by COVID-19 lockdowns. EMEA’s economy grew moderately faster than normal in calendar 2021. In calendar 2022 the economic impact from the war in Ukraine will likely cause the EMEA economies to achieve only slow growth. Inflation has increased in all regions during calendar 2021 and continues in calendar 2022.

EnerSys is experiencing supply chain disruptions and cost spikes in certain materials such as plastic resins, acid, pasting paper and electronic components along with transportation and related logistics challenges and broad-based cost increases. In addition, some locations are experiencing difficulty meeting hiring goals. Generally, our mitigation efforts and the recent economic recovery, have tempered the impact of the pandemic-related challenges. The overall market demand for our products and services remains robust.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. As a result of the COVID-19 pandemic, lead costs dropped into the low 70 cents per pound during our first fiscal quarter of 2021 and increased to just below $1.10 per pound in March 2022, which is above the pre-COVID-19 levels. We are experiencing increasing costs in almost all of our other raw materials such as plastic resins, steel, copper and electronics and increased freight costs.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is now subject to agreements that adjust pricing to a market-based index for lead. Customer pricing changes generally lag movements in lead prices and other costs by approximately six to nine months. In fiscal 2022, customer pricing has increased due to higher raw material prices and shipping costs, labor and other costs having increased throughout the year.

Based on the current volatility of the commodity markets, it is difficult to predict with certainty whether commodity prices will be higher or lower in fiscal 2023 versus fiscal 2022. However, given the lag related to increasing our selling prices for inflationary cost increases, our selling prices should be higher in fiscal 2023 versus fiscal 2022. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead will continue to decline.

Liquidity and Capital Resources

We believe that our financial position is strong. We have substantial liquidity with $402 million of available cash and cash equivalents and available and undrawn, under all its lines of credit of approximately $482 million at March 31, 2022 to cover short-term liquidity requirements and anticipated growth in the foreseeable future. The nominal amount of credit available is subject to a leverage ratio maximum of 3.5x EBITDA, as discussed in Liquidity and Capital Resources, which effectively limits additional debt or lowered cash balances by approximately $350 million.

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

During fiscal 2022, our operating cash flow was a use of cash of $65.5 million, compared to a source of cash of $358.4 million in the prior year. The use of cash in fiscal 2022 was primarily due to the large increase in primary working capital dollars, compared to the prior year, reflects the increase in all components of inventory due to supply chain delays, new products and higher inventory costs from higher raw material costs, manufacturing and freight costs, strategic inventory builds to buffer against potential supply chain exposures and to address the high backlog of customer orders.

In fiscal 2022, we repurchased 1,996,334 shares of common stock for $156.4 million. In fiscal 2021, we did not repurchase any shares, but, in fiscal 2020, we repurchased 581,140 shares for $34.6 million under existing authorizations.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries. The majority of that cash and investments is expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

The Federal Reserve Bank of the United States has discontinued quantitative easing and, started raising short-term interest rates and has signaled they will continue to raise interest rates through the remainder of calendar 2022. The increase in short-term interest rates will increase EnerSys’ variable cost of borrowing under the Second Amended Credit Facility.

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

Revenue Recognition

In accordance with ASC 606, we recognize revenue only when we have satisfied a performance obligation through transferring control of the promised good or service to a customer. The standard indicates that an entity must determine at contract inception whether it will transfer control of a promised good or service over time or satisfy the performance obligation at a point in time through analysis of the following criteria: (i) the entity has a present right to payment, (ii) the customer has legal title, (iii) the customer has physical possession, (iv) the customer has the significant risks and rewards of ownership and (v) the customer has accepted the asset. Our primary performance obligation to our customers is the delivery of finished goods and products, pursuant to purchase orders. Control of the products sold typically transfers to our customers at the point in time when the goods are shipped as this is also when title generally passes to our customers under the terms and conditions of our customer arrangements.

Management believes that the accounting estimates related to revenue recognition are critical accounting estimates because they require reasonable assurance of collection of revenue proceeds and completion of all performance obligations. Also, revenues are recorded net of provisions for sales discounts and returns, which are established at the time of sale. These estimates are based on our past experience. For additional information see Note 1 of Notes to the Consolidated Financial Statements.

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

Based on the results of the annual impairment test as of January 3, 2022, we determined that there was no goodwill impairment.
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

Warranty

We record a warranty reserve for possible claims against our product warranties, which generally run for a period ranging from one to twenty years for our Energy Systems batteries, one to five years for our Motive Power batteries and for a period ranging from one to four for Specialty transportation batteries. The assessment of the adequacy of the reserve includes a review of open claims and historical experience.

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

Results of Operations—Fiscal 2022 Compared to Fiscal 2021

The following table presents summary Consolidated Statements of Income data for fiscal year ended March 31, 2022, compared to fiscal year ended March 31, 2021:

	Fiscal 2022		Fiscal 2021		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$3,357.3	100.0%	$2,977.9	100.0%	$379.4	12.7%
Cost of goods sold	2,604.7	77.6	2,238.8	75.2	365.9	16.3
Inventory adjustment relating to exit activities	2.6	0.1	—	—	2.6	NM
Gross profit	750.0	22.3	739.1	24.8	10.9	1.5
Operating expenses	520.8	15.5	482.3	16.2	38.5	8.0
Restructuring and other exit charges	18.8	0.6	40.4	1.4	(21.6)	(53.5)
Impairment of indefinite-lived intangibles	1.2	—	—	—	1.2	NM
Loss on assets held for sale	3.0	0.1	—	—	3.0	NM
Operating earnings	206.2	6.1	216.4	7.2	(10.2)	(4.7)
Interest expense	37.8	1.1	38.5	1.3	(0.7)	(1.7)
Other (income) expense, net	(5.5)	(0.2)	7.8	0.2	(13.3)	NM
Earnings before income taxes	173.9	5.2	170.1	5.7	3.8	2.2
Income tax expense	30.0	0.9	26.8	0.9	3.2	12.2
Net earnings	143.9	4.3	143.3	4.8	0.6	0.4
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings attributable to EnerSys stockholders	$143.9	4.3%	$143.3	4.8%	$0.6	0.4%
 NM = not meaningful

Overview

Our sales in fiscal 2022 were $3.4 billion, a 12.7% increase from prior year's sales. This increase was due to a 10% increase in organic volume resulting primarily from strong demand and a 3% increase in pricing.

A discussion of specific fiscal 2022 versus fiscal 2021 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Segment sales

	Fiscal 2022		Fiscal 2021		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Energy Systems	$1,536.6	45.8%	$1,380.2	46.3%	$156.4	11.3%
Motive Power	1,361.2	40.5	1,163.8	39.1	197.4	17.0
Specialty	459.5	13.7	433.9	14.6	25.6	5.9
Total net sales	$3,357.3	100.0%	$2,977.9	100.0%	$379.4	12.7%

Net sales of our Energy Systems segment in fiscal 2022 increased $156.4 million, or 11.3%, compared to fiscal 2021. This increase was due to a 10% increase in organic volume and a 1% increase in pricing / mix. Continued strong demand in telecommunications and broadband was offset by supply chain driven constraints for our power systems products.

Net sales of our Motive Power segment in fiscal 2022 increased by $197.4 million, or 17.0%, compared to fiscal 2021. This increase was primarily due to a 14% increase in organic volume and a 3% increase in pricing. The prior year's COVID-19 restrictions and related economic slowdown impacted this segment more than our other lines of business.

Net sales of our Specialty segment in fiscal 2022 increased by $25.6 million, or 5.9%, compared to fiscal 2021. The increase was primarily due to a 4% increase in pricing and a 2% increase in organic volume. Strong demand from transportation was joined with a resurgence in aerospace and defense sales but logistical challenges were impediments to our sales performance.

Gross Profit

	Fiscal 2022		Fiscal 2021		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$750.0	22.3%	$739.1	24.8%	$10.9	1.5%

Gross profit increased $10.9 million or 1.5% in fiscal 2022 compared to fiscal 2021. Gross profit, as a percentage of net sales, decreased 250 basis points in fiscal 2022 compared to fiscal 2021. The decrease in the gross profit margin in fiscal 2022 compared to the prior year reflects the negative impact of higher freight costs and component shortages from our supply chain along with other inflationary pressures in raw materials, labor, supplies and utilities, in excess of pricing recoveries and organic volume growth. Energy Systems was most acutely impacted by these pressures. Motive Power and Specialty have also been impacted by higher costs but have a quicker pace of cost recovery relative to Energy Systems.

Operating Items

	Fiscal 2022		Fiscal 2021		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$520.8	15.5%	$482.3	16.2%	$38.5	8.0%
Restructuring, exit and other charges	18.8	0.6	40.4	1.4	(21.6)	(53.5)
Impairment of indefinite-lived intangibles	1.2	—	—	—	1.2	NM
Loss on assets held for sale	3.0	0.1	—	—	3.0	NM
NM = not meaningful

Operating Expenses

Operating expenses increased $38.5 million or 8.0% in fiscal 2022 from fiscal 2021 and decreased as a percentage of net sales by 70 basis points. Selling expenses, our main component of operating expenses, increased $14.3 million or 7.0% in fiscal 2022 compared to fiscal 2021.

Restructuring, exit and other charges

Exit Charges

Fiscal 2022 Programs

Russia

In February 2022, as a result of the Russia-Ukraine conflict, economic sanctions were imposed on Russian individuals and entities, including financial institutions, by countries around the world, including the U.S. and the European Union. On March 3, 2022, the Company announced that it was indefinitely suspending its operations in Russia in order to comply with the sanctions. As a result of this decision, the Company wrote off net assets of $4.0 million relating to its Russian subsidiary. The Company also incurred cash charges of $1.3 million relating to severance and exiting lease obligations.

Zamudio, Spain

During fiscal 2022, the Company closed a minor assembling plant in Zamudio, Spain and sold the same for $1.8 million. A net gain of $0.7 million was recorded as a credit to exit charges in the Consolidated Statements of Income.

Fiscal 2021 Programs

Hagen, Germany

In fiscal 2021, we committed to a plan to close substantially all of our facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. We plan to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

We currently estimate that the total charges for these actions will amount to approximately $60.0 million, the majority of which were recorded by the end of calendar 2021. Cash charges of approximately $40.0 million are primarily for employee severance related payments, but also include payments for cleanup related to the facility, contractual releases and legal expenses. Non-cash charges from inventory and equipment write-offs are estimated to be $20.0 million. These actions resulted in the reduction of approximately 200 employees.

During fiscal 2022, the Company recorded cash charges, primarily relating to severance of $8.1 million and non-cash charges of $3.5 million primarily relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $1.0 million, which was reported in cost of goods sold.

During fiscal 2021, the Company recorded charges relating to severance of $23.3 million and $7.9 million primarily relating to fixed asset write-offs.

Targovishte, Bulgaria

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. During fiscal 2022, the Company sold this facility for $1.5 million. A net gain of $1.2 million was recorded as a credit to exit charges in the Consolidated Statements of Income.

Fiscal 2020 Programs

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

Impairment of indefinite-lived intangibles

During the fourth quarter of fiscal 2022, the Company recorded a non-cash charge of $1.2 million related to impairment of indefinite-lived trademarks. Management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge relating to two of its trademarks that were acquired through legacy acquisitions was appropriate, as it plans to phase out these trademarks.

Loss on assets held for sale

Vijayawada, India

During fiscal 2021, we also committed to a plan to close our facility in Vijayawada, India to align with the strategic vision for our new line of business structure and footprint and recorded exit charges of $1.5 million primarily relating to asset write-offs. In fiscal 2022, the Company reclassified property, plant and equipment with a carrying value of $4.6 million to assets held for sale on the Consolidated Balance Sheet and recognized an impairment loss of $3.0 million under the caption Loss on assets held for sale on its consolidated statement of income, by writing down the carrying value of these assets to their estimated fair value of $1.6 million, based on their expected proceeds, less costs to sell. We also recorded a non-cash write off relating to inventories of $0.8 million, which was reported in cost of goods sold.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2022		Fiscal 2021		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Energy Systems	$18.6	1.2%	$66.9	4.9%	$(48.3)	(72.4)%
Motive Power	169.7	12.5	143.6	12.3	26.1	18.3
Specialty	43.5	9.5	46.3	10.6	(2.8)	(5.8)
Subtotal	231.8	6.9	256.8	8.6	(25.0)	(9.7)
Inventory adjustment relating to exit activities - Energy Systems	(0.2)	—	—	—	(0.2)	NM
Inventory adjustment relating to exit activities - Motive	(2.4)	(0.2)	—	—	(2.4)	NM
Restructuring and other exit charges - Energy Systems	(2.8)	(0.2)	(3.1)	(0.2)	0.3	(14.9)
Restructuring and other exit charges - Motive Power	(17.1)	(1.3)	(36.9)	(3.2)	19.8	(53.6)
Restructuring and other exit charges - Specialty	1.1	0.2	(0.4)	(0.1)	1.5	NM
Impairment of indefinite-lived intangibles - Energy Systems	(0.5)	—	—	—	(0.5)	NM
Impairment of indefinite-lived intangibles - Motive Power	(0.7)	—	—	—	(0.7)	NM
Loss on assets held for sale - Motive Power	(3.0)	(0.2)	—	—	(3.0)	NM
Total operating earnings	$206.2	6.1%	$216.4	7.2%	$(10.2)	(4.7)%
  NM = not meaningful
(1)The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $10.2 million or 4.7% in fiscal 2022, compared to fiscal 2021. Operating earnings, as a percentage of net sales, decreased 110 basis points in fiscal 2022, compared to fiscal 2021.

The Energy Systems operating earnings decreased 370 basis points in fiscal 2022 compared to fiscal 2021. Higher lead and freight costs along with lack of component availability negatively impacted the performance and sales mix of this line of business.

The Motive Power operating earnings increased 20 basis points in fiscal 2022 compared to fiscal 2021. The strong recovery in organic growth along with price increases improved the performance of this line of business. However, the prior year period benefited from $11.9 million of insurance recoveries.

Specialty operating earnings decreased 110 basis points in fiscal 2022 compared to fiscal 2021. Pricing and customer demand in the transportation and aerospace and defense markets were stronger in the current year compared to prior year, but capacity constraints and higher inflation costs, combined with increased operating expenses negatively impacted the performance of this line of business.
Interest Expense

	Fiscal 2022		Fiscal 2021		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$37.8	1.1%	$38.5	1.3%	$(0.7)	(1.7)%

Interest expense of $37.8 million in fiscal 2022 (net of interest income of $2.1 million) was $0.7 million lower than the $38.5 million in fiscal 2021 (net of interest income of $2.3 million).

Our average debt outstanding was $1,150.7 million in fiscal 2022, compared to our average debt outstanding of $1,105.5 million in fiscal 2021. Our average cash interest rate incurred in fiscal 2022 and fiscal 2021 was 3.3%. The decrease in interest expense in fiscal 2022 compared to fiscal 2021 is primarily due to the benefit from the $300 million cross currency fixed interest rate swaps, partially offset by higher borrowings.

In fiscal 2022, in connection with the Second Amended Credit Facility, we capitalized $3.0 million in debt issuance costs and wrote off $0.1 million of unamortized debt issuance costs. In fiscal 2020, in connection with the issuance of the 2027 Notes, we capitalized $4.6 million of debt issuance costs. Included in interest expense were non-cash charges related to amortization of deferred financing fees of $2.1 million in both fiscal 2022 and fiscal 2021.

Other (Income) Expense, Net

	Fiscal 2022		Fiscal 2021		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$(5.5)	(0.2)%	$7.8	0.2%	$(13.3)	NM
  NM = not meaningful

Other (income) expense, net was income of $5.5 million in fiscal 2022 compared to expense of $7.8 million in fiscal 2021. Foreign currency impact resulted in a gain of $7.2 million in fiscal 2022 compared to a foreign currency loss of $6.7 million in fiscal 2021.

Earnings Before Income Taxes

	Fiscal 2022		Fiscal 2021		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$173.9	5.2%	$170.1	5.7%	$3.8	2.2%

As a result of the factors discussed above, fiscal 2022 earnings before income taxes were $173.9 million, an increase of $3.8 million or 2.2% compared to fiscal 2021.

Income Tax Expense

	Fiscal 2022		Fiscal 2021		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$30.0	0.9%	$26.8	0.9%	$3.2	12.2%
Effective tax rate	17.3%		15.7%		1.6%

Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The Company’s income tax provision consists of federal, state and foreign income taxes. The effective income tax rate was 17.3% in fiscal 2022 compared to the fiscal 2021 effective income tax rate of 15.7%. The rate increase in fiscal 2022 compared to fiscal 2021 is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions.

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

The fiscal 2022 foreign effective income tax rate was 11.0% on foreign pre-tax income of $152.1 million compared to an effective income tax rate of 6.8% on foreign pre-tax income of $114.1 million in fiscal 2021. For both fiscal 2022 and fiscal 2021, the difference in the foreign effective tax rate versus the U.S. statutory rate of 21% is primarily attributable to lower tax rates in the foreign countries in which we operate. The rate increase in fiscal 2022 compared to fiscal 2021 is primarily due to

Swiss tax reform and changes in the mix of earnings among tax jurisdictions. Income from our Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2022 and fiscal 2021 and was taxed, excluding the impact from Swiss tax reform, at approximately 4% and 8%, respectively.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2022, 2021 and 2020, were $402.5 million, $451.8 million and $327.0 million, respectively.

Cash used by operating activities for fiscal 2022 was $65.6 million. Cash provided by operating activities for 2021 and 2020, was $358.4 million and $253.4 million, respectively.

During fiscal 2022, primary working capital, net of currency translation changes, resulted in an outflow of funds of $276.5 million. In fiscal 2022, net earnings were $143.9 million, depreciation and amortization $95.9 million, stock-based compensation $24.3 million, non-cash charges relating to exit charges of $6.5 million, primarily relating to the Hagen, Germany plant closure and exiting our operations in Russia following the conflict in Ukraine, loss on valuation of the assets held for sale in India of $3.0 million, allowance for doubtful debts of $2.6 million, non-cash interest of $2.1 million and non-cash charges for impairment of indefinite-lived intangibles of $1.2 million. Prepaid and other current assets were a use of funds of $32.0 million, primarily from an increase of $13.6 million of contract assets, as well as an increase of $12.3 million in other prepaid expenses, such as taxes, insurance and other advances. Accrued expenses were a use of funds of $38.6 million primarily from Hagen severance payments of $19.6 million, income tax payments of $17.3 million net of tax provisions, payroll related payments of $10.1 million, partially offset by customer advances of $8.9 million.

During fiscal 2021, net earnings were $143.3 million, depreciation and amortization $94.1 million, stock-based compensation $19.8 million, non-cash charges relating to exit charges $10.2 million, primarily relating to the Hagen, Germany plant closure, net gain from the disposal of assets of $3.9 million ($4.4 million from the insurance settlement relating to the Richmond fire claim), deferred tax benefit of $9.0 million and non-cash interest of $2.1 million. Decrease in primary working capital of $53.7 million, net of currency translation changes provided a source of funds and are explained below. Prepaid and other current assets provided a source of funds of $27.3 million, primarily from the receipt of $29.1 million towards the insurance receivable relating to the Richmond plant claim in fiscal 2020 and the receipt of a working capital adjustment claim of $2.0 million, relating to an acquisition made several years ago, partially offset by an increase of $3.8 million in other prepaid expenses. Accrued expenses provided a source of funds of $32.4 million primarily from payroll related accruals of $27.8 million, taxes payable of $4.5 million and selling and other expenses of $3.3 million, partially offset by payments relating to warranty of $5.8 million. Other liabilities decreased by $12.7 million primarily relating to income taxes.

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

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital was $1,042.0 million (yielding a primary working capital percentage of 28.7%) at March 31, 2022 and $797.9 million (yielding a primary working capital percentage of 24.5%) at March 31, 2021. The primary working capital percentage of 28.7% at March 31, 2022 is 420 basis points higher than that for March 31, 2021, and 200 basis points higher than that for March 31, 2020. The large increase in primary working capital dollars, compared to the prior years, reflects the increase in all components of inventory due to supply chain delays, new products and higher inventory costs from higher raw material costs, manufacturing and freight costs, strategic inventory builds to buffer against potential supply chain exposures and to address the high backlog of customer orders. In addition, trade receivables increased due to higher revenue during fiscal 2022, as compared to a COVID-19 restricted revenue in fiscal 2021.

Primary Working Capital and Primary Working Capital percentages at March 31, 2022, 2021 and 2020 are computed as follows:

Balance at March 31,	Trade Receivables	Inventory	Accounts Payable	Primary Working Capital	Quarter Revenue Annualized	Primary Working Capital (%)
		(in millions)
2022	$719.4	$715.7	$(393.1)	$1,042.0	$3,628.1	28.7%
2021	603.6	518.2	(323.9)	797.9	3,254.2	24.5
2020	595.9	519.5	(281.9)	833.5	3,127.2	26.7

Cash used in investing activities for fiscal 2022, 2021 and 2020 was $69.2 million, $65.0 million and $274.8 million, respectively.

During fiscal 2022 and fiscal 2021 we did not make any acquisitions. During fiscal 2020 we acquired NorthStar for $176.5 million.

Capital expenditures were $74.0 million, $70.0 million and $101.4 million in fiscal 2022, 2021 and 2020, respectively.
We also received $3.3 million from the sale of two of our facilities in Europe during fiscal 2022.

During the second quarter of fiscal 2022, we entered into the Second Amended Credit Facility. As a result, financing activities provided cash of $98.4 million in fiscal 2022. During fiscal 2022, we borrowed $523.4 million under the Second Amended Revolver and repaid $88.4 million of the Second Amended Revolver. Repayment on the Second Amended Term Loan was $161.4 million and net borrowings on short-term debt were $20.6 million. Treasury stock open market purchases were $156.4 million, payment of cash dividends to our stockholders were $29.4 million and payment of taxes related to net share settlement of equity awards were $9.1 million. Debt issuance costs relating to the refinancing of the Credit Facility was $3.0 million. Proceeds from stock options were $1.3 million.

During fiscal 2021, financing activities provided cash of $188.7 million. We borrowed $102.0 million under the Amended 2017 Revolver and repaid $210.0 million of the Amended 2017 Revolver. Repayment on the Amended 2017 Term Loan was $39.6 million and net payments on short-term debt were $15.9 million. Proceeds from stock options during fiscal 2021 were $9.1 million. Payment of cash dividends to our stockholders were $29.8 million, payment of taxes related to net share settlement of equity awards were $5.2 million.

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

Currency translation had a negative impact of $12.9 million on our cash balance in the twelve months of fiscal 2022 compared to the positive impact of $20.2 million in the twelve months of fiscal 2021. In the twelve months of fiscal 2022, principal currencies in which we do business such as the Euro, Polish zloty, British pound and Swiss franc generally weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $49.3 million from $451.8 million at March 31, 2021 to $402.5 million at March 31, 2022.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $482 million at March 31, 2022 to cover short-term liquidity requirements. Our Second Amended Credit Facility is committed through September 30, 2026, as long as we continue to comply with the covenants and conditions of the credit facility agreement.

Compliance with Debt Covenants

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2022, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$1,250.3	$5.4	$324.2	$920.7	$—
Short-term debt	55.1	55.1	—	—	—
Interest on debt	157.0	41.4	58.5	44.0	13.1
Operating leases	84.6	23.0	29.5	15.5	16.6
Tax Act - Transition Tax	52.5	6.2	27.0	19.3	—
Pension benefit payments and profit sharing	39.4	3.0	6.4	7.8	22.2
Restructuring and Hagen exit related accruals	2.9	2.9	—	—	—
Purchase commitments	22.2	22.2	—	—	—
Lead and foreign currency forward contracts	0.7	0.7	—	—	—
Finance lease obligations, including interest	0.4	0.2	0.2	—	—
Total	$1,665.1	$160.1	$445.8	$1,007.3	$51.9

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the above table.

Under our Second Amended Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $3.0 million as of March 31, 2022.

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

Shown below are the leverage ratios at March 31, 2022 and 2021, in connection with the Second Amended Credit Facility.

The total net debt, as defined under the Second Amended Credit Facility is $905.9 million for fiscal 2022 and is 2.5 times adjusted EBITDA (non-GAAP), compared to total net debt of $615.0 million and 1.7 times adjusted EBITDA (non-GAAP) for fiscal 2021.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) for March 31, 2022 and 2021, in connection with the Second Amended Credit Facility:

	Fiscal 2022	Fiscal 2021
	(in millions, except ratios)
Net earnings as reported	$143.9	$143.3
Add back:
Depreciation and amortization	95.9	94.1
Interest expense	37.8	38.5
Income tax expense	30.0	26.8
EBITDA (non GAAP)(1)	$307.6	$302.7
Adjustments per credit agreement definitions(2)	51.5	56.3
Adjusted EBITDA (non-GAAP) per credit agreement(1)	$359.1	$359.0
Total net debt(3)	$905.9	$615.0
Leverage ratios(4):
Total net debt/adjusted EBITDA ratio	2.5 X	1.7 X
Maximum ratio permitted	3.5 X	3.5 X
Consolidated interest coverage ratio(5)	10.0 X	9.8 X
Minimum ratio required	3.0 X	3.0 X

(1)We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use them as key measures of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our Second Amended Credit Facility are based on EBITDA, subject to adjustments, which are shown above. Continued availability of credit under our Second Amended Credit Facility is critical to our ability to meet our business plans. We believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding revolving credit and term loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing fees, which is included in interest expense.
(2)The $51.5 million adjustment to EBITDA in fiscal 2022 primarily related to $24.3 million of non-cash stock compensation, $26.0 million of restructuring and other exit charges, impairment of indefinite-lived intangibles of $1.2 million. The $56.3 million adjustment to EBITDA in fiscal 2021 primarily related to $19.8 million of non-cash stock compensation, $33.2 million of restructuring and other exit charges, business integration costs of $7.3 million, partially offset by $3.9 million of gain ($4.4 million gain less insurance deductibles) relating to the final settlement of the Richmond, KY fire claim.
(3)Debt includes finance lease obligations and letters of credit and is net of all U.S. cash and cash equivalents and foreign cash and investments, as defined in the Second Amended Credit Facility. In fiscal 2022, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and foreign cash investments of $402 million, and in fiscal 2021, were $399 million.
(4)These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our Second Amended Credit Facility, for fiscal 2022 and fiscal 2021, respectively.
(5)As defined in the Second Amended Credit Facility, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $2.1 million for both years of fiscal 2022 and fiscal 2021.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2022 are $0.7 million (pre-tax). Those contracts that result in an asset position at March 31, 2022 are $3.3 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $7.1 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2022	$56.8	54.0	$1.05	8%
March 31, 2021	50.6	54.5	0.93	10
March 31, 2020	30.1	35.0	0.86	6
(1)Based on the fiscal year lead requirements for the periods then ended.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $70 million for the fiscal year ended March 31, 2022.

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

Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. We also selectively hedge anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with Topic 815 - Derivatives and Hedging. During the third quarter of fiscal 2022, we also entered into cross currency fixed interest rate swap agreements, to hedge our net investments in foreign operations against future volatility in the exchange rates between U.S. Dollars and Euros.

At March 31, 2022 and 2021, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $36.6 million and $3.7 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EnerSys (the Company) as of March 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 25, 2022 expressed an unqualified opinion thereon.
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

Valuation of Indefinite-Lived Intangible Assets
Description of the Matter
As reflected in the Company’s consolidated financial statements, the Company’s indefinite-lived intangible assets were $144.9 million as of March 31, 2022 and included $56.0 million of trademarks recognized in connection with the acquisition of the Alpha Group. As discussed in Note 1 to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at least annually.

Auditing management’s annual quantitative indefinite-lived intangible asset impairment tests was complex and involved a high degree of subjectivity due to the significant estimation required in determining the fair value of the indefinite-lived intangible assets. The fair value estimates related to the Company’s indefinite-lived intangible assets were sensitive to significant assumptions such as discount rates, revenue growth rates, royalty rates, and terminal growth rates, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual quantitative indefinite-lived intangible asset impairment tests. For example, we tested controls over management’s review of the valuation models, the significant assumptions used to develop the estimate including forecasted revenue growth rates and royalty rates, and the completeness and accuracy of the data used in the valuations.
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

Income Taxes - Uncertain Tax Positions
Description of the Matter
As discussed in Note 14 to the Company’s consolidated financial statements, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Also as disclosed in Note 14, approximately 87% of the Company’s consolidated earnings before taxes are generated in foreign jurisdictions for the year ended March 31, 2022. Uncertainty in a tax position taken or to be taken on a tax return may arise as tax laws are subject to interpretation. The Company must identify its uncertain tax positions and uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of March 31, 2022, the Company has recognized accrued liabilities of $4.8 million for uncertain tax positions.

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
May 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys
Opinion on Internal Control over Financial Reporting

We have audited EnerSys’ internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EnerSys (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated May 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 25, 2022

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$402,488	$451,808
Accounts receivable, net of allowance for doubtful accounts (2022–$12,219; 2021–$12,992)	719,434	603,581
Inventories, net	715,712	518,247
Prepaid and other current assets	155,559	117,681
Total current assets	1,993,193	1,691,317
Property, plant, and equipment, net	503,264	497,056
Goodwill	700,640	705,593
Other intangible assets, net	396,202	430,898
Deferred taxes	60,479	65,212
Other assets	82,868	72,721
Total assets	$3,736,646	$3,462,797
Liabilities and Equity
Current liabilities:
Short-term debt	$55,084	$34,153
Current portion of finance leases	185	236
Accounts payable	393,096	323,876
Accrued expenses	289,765	318,723
Total current liabilities	738,130	676,988
Long-term debt, net of unamortized debt issuance costs	1,243,002	969,618
Finance leases	231	435
Deferred taxes	78,228	76,412
Other liabilities	183,780	195,768
Total liabilities	2,243,371	1,919,221
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2022 and at March 31, 2021	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 55,748,924 shares issued and 40,986,658 shares outstanding at March 31, 2022; 55,552,810 shares issued and 42,753,020 shares outstanding at March 31, 2021	557	555
Additional paid-in capital	571,464	554,168
Treasury stock at cost, 14,762,266 shares held as of March 31, 2022 and 12,799,790 shares held as of March 31, 2021	(719,119)	(563,481)
Retained earnings	1,783,586	1,669,751
Contra equity - indemnification receivable	(3,620)	(5,355)
Accumulated other comprehensive loss	(143,495)	(115,883)
Total EnerSys stockholders’ equity	1,489,373	1,539,755
Nonredeemable noncontrolling interests	3,902	3,821
Total equity	1,493,275	1,543,576
Total liabilities and equity	$3,736,646	$3,462,797

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2022	2021	2020
Net sales	$3,357,319	$2,977,932	$3,087,868
Cost of goods sold	2,604,747	2,238,782	2,301,148
Inventory step up to fair value relating to acquisitions and exit activities	2,604	—	1,854
Gross profit	749,968	739,150	784,866
Operating expenses	520,810	482,401	529,643
Restructuring and other exit charges	18,756	40,374	20,766
Impairment of goodwill	—	—	39,713
Impairment of indefinite-lived intangibles	1,178	—	4,549
Loss on assets held for sale	2,973	—	—
Operating earnings	206,251	216,375	190,195
Interest expense	37,777	38,436	43,673
Other (income) expense, net	(5,465)	7,804	(415)
Earnings before income taxes	173,939	170,135	146,937
Income tax expense	30,028	26,761	9,821
Net earnings attributable to EnerSys stockholders	$143,911	$143,374	$137,116
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.42	$3.37	$3.23
Diluted	$3.36	$3.32	$3.20
Dividends per common share	$0.70	$0.70	$0.70
Weighted-average number of common shares outstanding:
Basic	42,106,337	42,548,449	42,411,834
Diluted	42,783,373	43,224,403	42,896,775

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2022	2021	2020
Net earnings	$143,911	$143,374	$137,116
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivative instruments, net of tax	2,603	6,283	(5,793)
Pension funded status adjustment, net of tax	8,310	1,847	(2,003)
Foreign currency translation adjustment	(38,397)	91,277	(64,721)
Total other comprehensive (loss) gain, net of tax	(27,484)	99,407	(72,517)
Total comprehensive income	116,427	242,781	64,599
Comprehensive gain (loss) attributable to noncontrolling interests	128	284	(193)
Comprehensive income attributable to EnerSys stockholders	$116,299	$242,497	$64,792

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2019	$—	$548	$512,696	$(530,760)	$1,450,325	$(142,682)	$(7,840)	$1,282,287	$3,730	$1,286,017
Stock-based compensation	—	—	20,780	—	—	—	—	20,780	—	20,780
Exercise of stock options	—	3	1,414	—	—	—	—	1,417	—	1,417
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(6,393)	—	—	—	—	(6,393)	—	(6,393)
Purchase of common stock	—	—	—	(34,561)	—	—	—	(34,561)	—	(34,561)
Reissuance of treasury stock towards employee stock purchase plan	—	—	(73)	945	—	—	—	872	—	872
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,116	1,116	—	1,116
Other	—	—	(80)	—	—	—	—	(80)	—	(80)
Net earnings	—	—	—	—	137,116	—	—	137,116	—	137,116
Dividends ($0.70 per common share)	—	—	756	—	(30,461)	—	—	(29,705)	—	(29,705)
Other comprehensive income:
Pension funded status adjustment (net of tax expense of $468)	—	—	—	—	—	(2,003)	—	(2,003)	—	(2,003)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,793)	—	—	—	—	—	(5,793)	—	(5,793)	—	(5,793)
Foreign currency translation adjustment	—	—	—	—	—	(64,528)	—	(64,528)	(193)	(64,721)
Balance at March 31, 2020	$—	$551	$529,100	$(564,376)	$1,556,980	$(215,006)	$(6,724)	$1,300,525	$3,537	$1,304,062
Stock-based compensation	—	—	19,817	—	—	—	—	19,817	—	19,817
Exercise of stock options	—	4	9,110	—	—	—	—	9,114	—	9,114
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(5,153)	—	—	—	—	(5,153)	—	(5,153)
Reissuance of treasury stock towards employee stock purchase plan	—	—	(49)	895	—	—	—	846	—	846
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,369	1,369	—	1,369
Other	—	—	571	—	—	—	—	571	—	571
Net earnings	—	—	—	—	143,374	—	—	143,374	—	143,374
Dividends ($0.70 per common share)	—	—	772	—	(30,603)	—	—	(29,831)	—	(29,831)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $424)	—	—	—	—	—	1,847	—	1,847	—	1,847
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,952)	—	—	—	—	—	6,283	—	6,283	—	6,283
Foreign currency translation adjustment	—	—	—	—	—	90,993	—	90,993	284	91,277
Balance at March 31, 2021	$—	$555	$554,168	$(563,481)	$1,669,751	$(115,883)	$(5,355)	$1,539,755	$3,821	$1,543,576
Stock-based compensation	—	—	24,289	—	—	—	—	24,289	—	24,289
Exercise of stock options	—	2	1,334	—	—	—	—	1,336	—	1,336
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(9,150)	—	—	—	—	(9,150)	—	(9,150)
Purchase of common stock	—	—	—	(156,366)	—	—	—	(156,366)	—	(156,366)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,735	1,735	—	1,735
Other	—	—	100	728	—	—	—	828	—	828
Net earnings	—	—	—	—	143,911	—	—	143,911	—	143,911
Dividends ($0.70 per common share)	—	—	723	—	(30,076)	—	—	(29,353)	—	(29,353)
Dissolution of joint venture	—	—	—	—	—	—	—	—	(47)	(47)
Other comprehensive income:

Pension funded status adjustment (net of tax benefit of $1,910)	—	—	—	—	—	8,310	—	8,310	—	8,310
Net unrealized gain (loss) on derivative instruments (net of tax expense of $789)	—	—	—	—	—	2,603	—	2,603	—	2,603
Foreign currency translation adjustment	—	—	—	—	—	(38,525)	—	(38,525)	128	(38,397)
Balance at March 31, 2022	$—	$557	$571,464	$(719,119)	$1,783,586	$(143,495)	$(3,620)	$1,489,373	$3,902	$1,493,275
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2022	2021	2020
Cash flows from operating activities
Net earnings	$143,911	$143,374	$137,116
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	95,878	94,082	87,344
Write-off of assets relating to restructuring and other exit charges	6,503	10,231	10,986
Loss on assets held for sale	2,973	—	—
Impairment of goodwill	—	—	39,713
Impairment of indefinite-lived intangibles	1,178	—	4,549
Derivatives not designated in hedging relationships:
Net losses (gains)	157	(430)	178
Cash proceeds (settlements)	255	905	(793)
Provision for doubtful accounts	2,621	178	4,821
Deferred income taxes	1,115	(8,994)	(16,486)
Non-cash interest expense	2,107	2,072	1,673
Stock-based compensation	24,289	19,817	20,780
Gain on disposal of property, plant, and equipment	(490)	(3,883)	(86)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(128,956)	8,713	26,486
Inventories	(212,839)	24,176	(9,379)
Prepaid and other current assets	(32,044)	27,292	(17,508)
Other assets	270	424	3,089
Accounts payable	65,316	20,797	(33,490)
Accrued expenses	(38,578)	32,357	7,055
Other liabilities	749	(12,736)	(12,650)
Net cash (used in) provided by operating activities	(65,585)	358,375	253,398

Cash flows from investing activities
Capital expenditures	(74,041)	(70,020)	(101,425)
Purchase of businesses	—	—	(176,548)
Proceeds from disposal of facility	3,268	—	720
Insurance proceeds relating to property, plant and equipment	—	4,800	403
Proceeds from disposal of property, plant, and equipment	1,540	176	2,031
Net cash used in investing activities	(69,233)	(65,044)	(274,819)

Cash flows from financing activities
Net borrowings (repayments) on short-term debt	20,556	(15,934)	(5,325)
Proceeds from Second Amended 2017 Revolver borrowings	523,400	102,000	386,700
Proceeds from 2027 Notes	—	—	300,000
Repayments of Second Amended 2017 Revolver borrowings	(88,400)	(210,000)	(517,700)
Repayments of Second Amended 2017 Term Loan	(161,447)	(39,589)	(28,138)
Debt issuance costs	(2,952)	—	(4,607)
Finance lease obligations and other	810	650	995
Option proceeds, net	1,336	9,114	1,417
Payment of taxes related to net share settlement of equity awards	(9,150)	(5,153)	(6,393)
Purchase of treasury stock	(156,366)	—	(34,561)
Dividends paid to stockholders	(29,353)	(29,812)	(29,705)
Net cash provided by (used in) financing activities	98,434	(188,724)	62,683
Effect of exchange rate changes on cash and cash equivalents	(12,936)	20,222	(13,495)
Net (decrease) increase in cash and cash equivalents	(49,320)	124,829	27,767
Cash and cash equivalents at beginning of year	451,808	326,979	299,212
Cash and cash equivalents at end of year	$402,488	$451,808	$326,979
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2022
(In Thousands, Except Share and Per Share Data)

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

Warranties

The Company’s products are warranted for a period ranging from one to twenty years for Energy Systems batteries, from one to five years for Motive Power batteries and for a period ranging from one to four years for Specialty transportation batteries. The Company provides for estimated product warranty expenses when the related products are sold. The assessment of the adequacy of the reserve includes a review of open claims and historical experience.

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

	Balance at Beginning of Period	Provision for Doubtful Debts	Write-offs, net of Recoveries and Other	Balance at End of Period
Fiscal year ended March 31, 2020	$10,813	$4,821	$(388)	$15,246
Fiscal year ended March 31, 2021	15,246	178	(2,432)	12,992
Fiscal year ended March 31, 2022	12,992	2,621	(3,394)	12,219

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

Derivative Financial Instruments

The Company utilizes derivative instruments to mitigate volatility related to interest rates, lead prices and foreign currency exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company recognizes derivatives as either assets or liabilities in the accompanying Consolidated Balance Sheets and measures those instruments at fair value. Changes in the fair value of those instruments are reported in AOCI if they qualify for hedge accounting or in earnings if they do not qualify for hedge accounting. Derivatives qualify for hedge accounting if they are designated as hedge instruments and if the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. For lead and foreign currency forward contracts, effectiveness is measured on a regular basis using statistical analysis and by comparing the overall changes in the expected cash flows of the hedging instrument with the changes in the expected all-in cash outflow required for the underlying lead and foreign currency purchases. This analysis is performed on the initial purchases quarterly that cover the quantities hedged. Accordingly, gains and losses from changes in derivative fair value of effective hedges are deferred and reported in AOCI until the underlying transaction affects earnings. In the case of cross currency fixed interest rate swap agreements, the swaps are remeasured with changes in fair value recognized in foreign currency translation adjustment within AOCI to offset the translation risk from the underlying investments. Balances in the foreign currency translation adjustment accounts remain until the sale or substantially complete liquidation of the foreign entity, upon which they are recognized as a component of income (expense).

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

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2022 and 2021.

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

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2022, 2021 and 2020, the Company had outstanding stock options, restricted stock units, market condition and performance condition-based awards, which could potentially dilute basic earnings per share in the future.

Segment Reporting

Effective April 1, 2020, the Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis, rather than on geographic basis. As a result of this change, the Company re-evaluated the identification of its operating segments and reportable segments and identified the following as its three operating segments, based on lines of business:

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

The operating segments also represent the Company's reportable segments under ASC 280, Segment Reporting. All prior comparative periods presented have been recast to conform to these changes.

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

Service revenues for fiscal 2022, 2021 and 2020 amounted to $353,088, $296,213 and $270,704, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for fiscal 2022, 2021 and 2020 amounted to $193,824, $155,217 and $142,153, respectively.

On March 31, 2022, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $198,861, of which, the Company estimates that approximately $182,473 will be recognized as revenue in fiscal 2023, $13,394 in fiscal 2024, $2,994 in fiscal 2025.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of March 31, 2022, the current and non-current portion of contract liabilities were $27,870 and $1,387, respectively. As of March 31, 2021, the current and non-current portion of contract liabilities were $15,992 and $2,072, respectively. Revenues recognized during fiscal 2022 and fiscal 2021, that were included in the contract liability at the beginning of the year, amounted to $6,775 and $14,064, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $59,924 and $46,451 as of March 31, 2022 and March 31, 2021, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At March 31, 2022, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,606 and refund liability representing amounts estimated to be refunded to customers was $8,051.

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

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of March 31, 2022	As of March 31, 2021
Operating Leases:
Right-of-use assets	Other assets	$71,085	$62,159
Operating lease current liabilities	Accrued expenses	20,086	21,774
Operating lease non-current liabilities	Other liabilities	52,904	42,528
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$344	$573
Finance lease current liabilities	Current portion of finance leases	185	236
Finance lease non-current liabilities	Finance leases	231	435

The components of lease expense for the fiscal years ended March 31, 2022 and March 31, 2021 were as follows:

	Classification	March 31, 2022	March 31, 2021
Operating Leases:
Operating lease cost	Operating expenses	$26,392	$27,888
Variable lease cost	Operating expenses	9,620	7,781
Short term lease cost	Operating expenses	6,218	6,675
Finance Leases:
Depreciation	Operating expenses	$233	$221
Interest expense	Interest expense	26	33
Total		$42,489	$42,598

The following table presents the weighted average lease term and discount rates for leases as of March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021
Operating Leases:
Weighted average remaining lease term (years)	6.1 years	5.5 years
Weighted average discount rate	4.43%	5.16%
Finance Leases:
Weighted average remaining lease term (years)	2.3 years	3.1 years
Weighted average discount rate	4.79%	4.81%

The following table presents future payments due under leases reconciled to lease liabilities as of March 31, 2022:

	Finance Leases	Operating Leases
Year ended March 31,
2023	$210	$22,954
2024	152	17,066
2025	46	12,387
2026	25	8,856
2027	—	6,681
Thereafter	—	16,630
Total undiscounted lease payments	433	84,574
Present value discount	17	11,584
Lease liability	$416	$72,990

The following table presents supplemental disclosures of cash flow information related to leases for the fiscal years ended March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$26	$33
Operating cash flows from operating leases	26,731	28,036
Financing cash flows from finance leases	238	216
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$266
Right-of-use assets obtained in exchange for new operating lease liabilities	33,493	14,763

4. Acquisitions

The Company made no acquisitions in fiscal 2022 and fiscal 2021. The NorthStar acquisition was made in fiscal 2020 and details are as follows:

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

5. Inventories

	March 31,
	2022	2021
Raw materials	$260,604	$147,040
Work-in-process	109,441	97,715
Finished goods	345,667	273,492
Total	$715,712	$518,247

6. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2022	2021
Land, buildings, and improvements	$313,090	$313,031
Machinery and equipment	851,251	822,725
Construction in progress	69,550	60,049
	1,233,891	1,195,805
Less accumulated depreciation	(730,627)	(698,749)
Total	$503,264	$497,056

Depreciation expense for the fiscal years ended March 31, 2022, 2021, and 2020 totaled $62,584, $60,956, and $56,331, respectively. Interest capitalized in connection with major capital expenditures amounted to $447, $1,319, and $2,030 for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

7. Goodwill and Other Intangible Assets

Other Intangible Assets
Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2022			2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$145,808	$(953)	$144,855	$148,164	$(953)	$147,211
Finite-lived intangible assets:
Customer relationships	298,577	(109,820)	188,757	298,576	(87,308)	211,268
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	97,367	(38,712)	58,655	97,349	(29,561)	67,788
Trademarks	8,947	(5,012)	3,935	8,012	(3,381)	4,631
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$554,720	$(158,518)	$396,202	$556,122	$(125,224)	$430,898

The Company’s amortization expense related to finite-lived intangible assets was $33,294, $33,126, and $31,013, for the years ended March 31, 2022, 2021 and 2020, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2022, is $30,725 in fiscal 2023, $27,691 in fiscal 2024, $26,550 in fiscal 2025, $25,616 in fiscal 2026 and $24,822 in fiscal 2027.

Goodwill

Concurrent with the change in operating segments effective April 1, 2020, goodwill was reassigned to the affected reporting units that have been identified within each operating segment, using a relative fair value approach outlined in ASC 350, Intangibles - Goodwill and Other.

The following table presents the amount of goodwill that has been reassigned to each of the Company's reporting units as of April 1, 2020, using the relative fair value approach, as well as changes in the carrying amount of goodwill by segment during fiscal 2021 and 2022:

	Energy Systems	Motive Power	Specialty	Total
Balance at April 1, 2020(1)	$263,150	$308,497	$92,289	$663,936
Measurement period adjustments	1,348	—	1,648	2,996
Foreign currency translation adjustment	15,178	18,558	4,925	38,661
Balance at March 31, 2021	$279,676	$327,055	$98,862	$705,593
Foreign currency translation adjustment	(215)	(3,752)	(986)	(4,953)
Balance at March 31, 2022	$279,461	$323,303	$97,876	$700,640
(1)Represents the reallocation of goodwill as a result of the Company reorganizing its segments as described in Note 1.

Impairment of goodwill, finite and indefinite-lived intangibles

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. The Company did not record any impairment relating to its goodwill during fiscal 2022 and 2021.

In fiscal 2020, the Company conducted its annual goodwill impairment test which indicated that the fair value of its legacy Asia reporting unit was less than its carrying value. The Company recorded a non-cash charge of $39,713 related to goodwill impairment in Asia under the caption “Impairment of goodwill” in the Consolidated Statements of Income. The key factors contributing to the impairment in Asia was the increasing pressure on organic sales growth that the Company began to experience in fiscal 2019 due to a slowdown in telecom spending in the People's Republic of China (“PRC”) amidst growing trade tensions between the U.S.A and China. The impact of these trade tensions on the Company's ability to capture market share in the PRC accelerated in the second half of the fiscal year. Throughout fiscal 2020, there was a general slowdown in the Chinese economy which was further exacerbated by the outbreak of the COVID -19 pandemic, causing disruption to two of the Company's plants in China in the fourth quarter. Also contributing to the poor performance of the Asia region was a general softening of demand in Australia, that began in fiscal 2019 and continued throughout fiscal 2020. The Company monitored the performance of its Asia reporting unit for interim impairment indicators throughout fiscal 2020, but the emergence of COVID-19 in China in December 2019 coupled with the totality of economic headwinds in the region resulted in the recognition of a goodwill impairment loss in connection with its annual impairment test.

During the fourth quarter of fiscal 2022, the Company recorded a non-cash charge of $1,178 related to impairment of indefinite-lived trademarks under the caption “Impairment of indefinite-lived intangibles” in the Consolidated Statements of Income. Management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge relating to two of its trademarks that were acquired through legacy acquisitions was appropriate, as it plans to phase out these trademarks. The Company had also recorded an impairment charge relating to the same trademarks in fiscal 2020 for $4,549.

The Company estimated tax-deductible goodwill to be approximately $101,499 and $110,063 as of March 31, 2022 and 2021, respectively.

8. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2022	2021
Contract assets	$59,924	$46,451
Prepaid non-income taxes	25,585	25,251
Non-trade receivables	16,670	10,925
Prepaid income taxes	7,162	6,562
Other	46,218	28,492
Total	$155,559	$117,681

9. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2022	2021
Payroll and benefits	$81,058	$92,305
Accrued selling expenses	48,894	47,364
Contract liabilities	27,870	15,992
Warranty	20,716	18,982
Operating lease liabilities	20,086	21,774
VAT and other non-income taxes	16,458	14,267
Freight	14,167	13,097
Interest	10,793	10,592
Hagen exit related accruals	1,832	24,593
Pension	1,294	1,514
Tax Act - Transition Tax (1)	1,229	11,855
Restructuring	1,030	2,595
Other	44,338	43,793
Total	$289,765	$318,723

(1)Transition Tax for both years of fiscal 2022 and fiscal 2021 was $6,172. In fiscal 2022, income taxes were in a prepaid position of $4,943 and were netted against the transition tax payable. In fiscal 2021, income taxes payable were $5,683.

10. Debt

The following summarizes the Company’s long-term debt as of March 31, 2022 and March 31, 2021:

	2022		2021
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$3,905	$600,000	$5,106
Second Amended Credit Facility, due 2026	650,268	3,361	376,039	1,315
	$1,250,268	$7,266	$976,039	$6,421
Less: Unamortized issuance costs	7,266		6,421
Long-term debt, net of unamortized issuance costs	$1,243,002		$969,618

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

Subsequent to the second amendment, the quarterly installments payable on the Second Amended Term Loan are $2,678 beginning December 31, 2022, $4,017 beginning December 31, 2024 and $5,356 beginning December 31, 2025 with a final payment of $160,672 on September 30, 2026. The Second Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) plus (i) LIBOR plus between 1.125% and 2.00% (currently 1.50% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%. The Second Amended Credit Facility provides for alternate benchmark rates such as the Secured Overnight Financing Rate (“SOFR”) to replace LIBOR when it is phased out.

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

As of March 31, 2022, the Company had $435,000 outstanding under the Second Amended Revolver and $215,268 under the Second Amended Term Loan.

The scheduled repayments within the next twelve months of fiscal 2023, relating to the Second Amended Term Loan is $5,356 and is classified as long-term debt, as the Company expects to refinance the future quarterly payments with revolver borrowings under the Second Amended Credit Facility.

Interest Rates on Long Term Debt

The weighted average interest rate on the long term debt at March 31, 2022 and March 31, 2021, was 3.3% and 3.5%, respectively.

Interest Paid

The Company paid in cash, $37,776, $36,365 and $38,632, net of interest received, for interest during the fiscal years ended March 31, 2022, 2021 and 2020, respectively.

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

Short-Term Debt

As of March 31, 2022 and 2021, the Company had $55,084 and $34,153, respectively, of short-term borrowings. The weighted-average interest rate on these borrowings was approximately 2.4% and 2%, respectively, for fiscal years ended March 31, 2022 and 2021.

Letters of Credit

As of March 31, 2022 and 2021, the Company had $2,959 of standby letters of credit.

Debt Issuance Costs

In fiscal 2022, the Company capitalized $2,952 in debt issuance costs and wrote off $128 of unamortized debt issuance costs in connection with the Second Amended Credit Facility. In fiscal 2020, the Company capitalized $4,607 of debt issuance costs in connection with the issuance of the 2027 Notes. Amortization expense, relating to debt issuance costs, included in interest expense was $2,107, $2,072, and $1,673 for the fiscal years ended March 31, 2022, 2021 and 2020, respectively. Debt issuance costs, net of accumulated amortization, totaled $7,266 and $6,421 as of March 31, 2022 and 2021, respectively.

Available Lines of Credit

As of March 31, 2022 and 2021, the Company had available and undrawn, under all its lines of credit, $482,305 and $697,875, respectively, including $69,430 and $122,303, respectively, of uncommitted lines of credit as of March 31, 2022 and March 31, 2021.

11. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2022	2021
Operating lease liabilities	$52,904	$42,528
Tax Act - Transition Tax	46,587	53,045
Warranty	34,262	39,980
Pension	28,566	40,450
Liability for uncertain tax positions	5,210	7,185
Contract liabilities	1,387	2,072
Other	14,864	10,508
Total	$183,780	$195,768

12. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2022 and March 31, 2021 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2022	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$2,520	$—	$2,520	$—
Foreign currency forward contracts	(256)	—	(256)	—
Net investment hedges	298	—	298	—
Total derivatives	$2,562	$—	$2,562	$—

	Total Fair Value Measurement March 31, 2021	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(1,980)	$—	$(1,980)	$—
Foreign currency forward contracts	424	—	424	—
Total derivatives	$(1,556)	$—	$(1,556)	$—

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

The fair value of the Company’s short-term debt and borrowings under the Second Amended Credit Facility (as defined in Note 10), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The fair value of the Company's 2027 Notes and 2023 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 95% and 102% of face value on March 31, 2022 and March 31, 2021, respectively. The 2023 Notes were trading at approximately 101% and 105% of face value on March 31, 2022 and March 31, 2021, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at March 31, 2022 and 2021 were as follows:

	March 31, 2022		March 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives(1)	$2,562	$2,562	$—	$—
Financial liabilities:
Senior Notes (2)	$600,000	$585,750	$600,000	$621,000
Derivatives(1)	—	—	1,556	1,556
(1)Represents lead, foreign currency forward contracts and net investment hedges (see Note 13 for asset and liability positions of the lead, foreign currency forward contracts and net investment hedges at March 31, 2022 and March 31, 2021).
(2)The fair value amount of the Senior Notes at March 31, 2022 and March 31, 2021 represent the trading value of the instruments.

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

In connection with the annual impairment testing conducted as of January 3, 2022, two of the Company's indefinite-lived trademarks, that were acquired through legacy acquisitions were recorded at fair value on a non-recurring basis at $980 and the remeasurement resulted in an impairment of $1,178. In determining the fair value of these assets, the Company used a royalty rate of 1.25% based on comparable market rates and used discount rates of 13.0% and 14.5%. In fiscal 2020, the Company recorded an impairment relating to the same trademarks, which were recorded at a fair value on a non-recurring basis of $1,700 and the remeasurement resulted in an impairment of $4,549. In determining the fair value of these assets, the Company used a royalty rate of 1.25% based on comparable market rates and used a discount rate of 13.0%.

These impairment charges relating to goodwill and indefinite-lived trademarks are included under the captions Impairment of goodwill and Impairment of indefinite-lived intangibles in the Consolidated Statements of Income.

Russia

In February 2022, as a result of the Russia-Ukraine conflict, economic sanctions were imposed on Russian individuals and entities, including financial institutions, by countries around the world, including the U.S. and the European Union. On March 3, 2022, the Company announced that it was indefinitely suspending its operations in Russia in order to comply with the sanctions. As a result of this decision, the Company wrote off net assets of $3,999 relating to its Russian subsidiary, based on a non-recurring basis.

Vijayawada, India

During fiscal 2021, the Company committed to a plan to close its facility in Vijayawada, India to align with its strategic vision for the new line of business structure and footprint. As a result of this decision, in fiscal 2022, the Company reclassified property, plant and equipment with a carrying value of $4,573 to assets held for sale on the Consolidated Balance Sheet and recognized an impairment loss of $2,973 under the caption Loss on assets held for sale on its consolidated statement of income, by recording the carrying value of these assets to their estimated fair value of $1,600, based on a non-recurring basis. The fair value was based on the expected proceeds, less costs to sell.

In fiscal 2021, the Company committed to a plan to substantially close all of its facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. As a result, the Company concluded that the carrying value of the asset group is not recoverable and recorded a write-off of $3,975 of the fixed assets to their estimated fair value of $14,456, which was recognized in the third quarter of fiscal 2021. The valuation technique used to measure the fair value of fixed assets was a combination of the income and market approaches. The inputs used to measure the fair value of these fixed assets under the income approach were largely unobservable and accordingly were classified as Level 3.

13. Derivative Financial Instruments

The Company utilizes derivative instruments to reduce its exposure to fluctuations in commodity prices, foreign exchange rates and interest under established procedures and controls. The Company does not enter into derivative contracts for speculative purposes. The Company’s agreements are with creditworthy financial institutions and the Company anticipates performance by counterparties to these contracts and therefore no material loss is expected.

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At March 31, 2022 and 2021, the Company has hedged the price to purchase approximately 54.0 million pounds and 54.5 million pounds of lead, respectively, for a total purchase price of $56,768 and $50,567, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2022 and 2021, the Company had entered into a total of $29,676 and $26,033, respectively, of such contracts.

Derivatives in Net Investment Hedging Relationships

Net Investment Hedges

On December 23, 2021, the Company entered into cross currency fixed interest rate swap agreements, with aggregate notional amounts of $300,000, to hedge its net investments in foreign operations against future volatility in the exchange rates between U.S. Dollars and Euros. These swaps mature on December 15, 2027 and qualify for hedge accounting as a net investment hedging instrument, which allows the swaps to be remeasured to foreign currency translation adjustment within AOCI to offset the translation risk from those investments. Balances in the foreign currency translation adjustment accounts remain until the sale or substantially complete liquidation of the foreign entity, upon which they are recognized as a component of income (expense).

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $8,436 of pretax gain relating to lead, foreign currency forward contracts and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and lead costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2022 and 2021, the notional amount of these contracts was $22,990 and $28,995, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2022 and 2021

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Prepaid and other current assets:
Lead forward contracts	$2,520	$—	$—	$—	$—	$—
Foreign currency forward contracts	256	524	—	—	—	—
Net investment hedges	—	—	4,388	—	—	—
Total assets	$2,776	$524	$4,388	$—	$—	$—
Accrued expenses:
Lead forward contracts	$—	$1,980	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	512	100
Other liabilities:
Net investment hedges	—	—	4,090	—	—	—
Total liabilities	$—	$1,980	$4,090	$—	$512	$100

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$12,193	Cost of goods sold	$8,974
Foreign currency forward contracts	941	Cost of goods sold	768
Total	$13,134		$9,742

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$1,479	Interest expense	$1,181
Total	$1,479		$1,181

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(157)
Total		$(157)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$202	Cost of goods sold	$(7,411)
Foreign currency forward contracts	130	Cost of goods sold	(492)
Total	$332		$(7,903)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$430
Total		$430

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2020

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(8,683)	Cost of goods sold	$(1,690)
Foreign currency forward contracts	(54)	Cost of goods sold	539
Total	$(8,737)		$(1,151)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(178)
Total		$(178)

14. Income Taxes

	Fiscal year ended March 31,
	2022	2021	2020
Current income tax expense
Current:
Federal	$9,558	$12,591	$9,185
State	4,022	4,133	2,561
Foreign	15,333	19,031	14,561
Total current income tax expense	28,913	35,755	26,307
Deferred income tax (benefit) expense
Federal	1,183	1,495	5,489
State	(1,453)	735	741
Foreign	1,385	(11,224)	(22,716)
Total deferred income tax (benefit) expense	1,115	(8,994)	(16,486)
Total income tax expense	$30,028	$26,761	$9,821

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2022	2021	2020
United States	$21,871	$56,055	$36,193
Foreign	152,068	114,080	110,744
Earnings before income taxes	$173,939	$170,135	$146,937

Income taxes paid by the Company for the fiscal years ended March 31, 2022, 2021 and 2020 were $50,484, $32,002 and $48,653, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of March 31, 2022, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s effective tax rate.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2022	2021
Deferred tax assets:
Accounts receivable	$481	$2,029
Inventories	8,581	8,831
Net operating loss carryforwards	56,010	62,663
Lease liabilities	17,590	15,685
Accrued expenses	33,571	36,775
Other assets	19,941	18,173
Gross deferred tax assets	136,174	144,156
Less valuation allowance	(31,017)	(31,928)
Total deferred tax assets	105,157	112,228
Deferred tax liabilities:
Property, plant and equipment	41,105	38,364
Lease Right-of-use assets	17,590	15,685
Intangible assets	60,827	66,743
Other liabilities	3,384	2,636
Total deferred tax liabilities	122,906	123,428
Net deferred tax liabilities	$(17,749)	$(11,200)

The Company has approximately $899 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, with expirations between 2023 and 2027. The Company has approximately $202,176 of foreign net operating loss carryforwards, of which $155,338 may be carried forward indefinitely and $46,838 expire between fiscal 2023 and fiscal 2041. In addition, the Company also has approximately $28,994 of state net operating loss carryforwards with expirations between fiscal 2023 and fiscal 2042.

The following table sets forth the changes in the Company's valuation allowance for fiscal 2022, 2021 and 2020:

	Balance at Beginning of Period	Additions Charged to Expense	Valuation Allowance Reversal	Business Combination Adjustments	Other(1)	Balance at End of Period
Fiscal year ended March 31, 2020	$17,519	$7,494	$(3,145)	$(688)	$(229)	$20,951
Fiscal year ended March 31, 2021	20,951	8,437	(2,904)	6,384	(940)	31,928
Fiscal year ended March 31, 2022	31,928	4,486	(1,535)	—	(3,862)	31,017
(1)Includes the impact of currency changes and the expiration of net operating losses for which a full valuation allowance was recorded.

As of March 31, 2022 and 2021, the Company had no federal valuation allowance and the valuation allowance associated with the state tax jurisdictions was $686 for both years.

As of March 31, 2022 and 2021, the valuation allowance associated with certain foreign tax jurisdictions was $30,331 and $31,242, respectively. Of the net decrease of $(911), $2,951 was recorded as an increase to tax expense primarily related to deferred tax assets generated in the current year that the Company believes are not more likely than not to be realized, offset by $(3,862) primarily related to foreign currency translation adjustments and expiration of foreign net operating losses for which a full valuation allowance was recorded.

A reconciliation of income taxes at the statutory rate (21.0% for fiscal 2022, 2021 and 2020) to the income tax provision is as follows:

	Fiscal year ended March 31,
	2022	2021	2020
United States statutory income tax expense	$36,527	$35,729	$30,857
Increase (decrease) resulting from:
State income taxes, net of federal effect	1,724	4,000	2,764
Nondeductible expenses and other	1,217	5,273	5,953
Net effect of GILTI, FDII, BEAT	5,405	1,985	3,025
Goodwill impairment - See Note 7	—	—	10,714
Effect of foreign operations	(14,192)	(20,035)	(17,605)
Valuation allowance	2,951	5,533	4,349
Switzerland Tax Reform	—	(1,883)	(26,846)
Research and Development Credit	(3,604)	(3,841)	(3,390)
Income tax expense	$30,028	$26,761	$9,821

The effective income tax rates for the fiscal years ended March 31, 2022, 2021 and 2020 were 17.3%, 15.7% and 6.7%, respectively. The effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of its consolidated income before taxes. The rate increase in fiscal 2022 compared to fiscal 2021 is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions. The rate increase in fiscal 2021 compared to fiscal 2020 is primarily due to Swiss tax reform, partially offset by the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions.

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

In fiscal 2022, the foreign effective income tax rate on foreign pre-tax income of $152,068 was 11.0%. In fiscal 2021, the foreign effective income tax rate on foreign pre-tax income of $114,080 was 6.8% and in fiscal 2020, the foreign effective income tax rate on foreign pre-tax income of $110,744 was (7.4)%. The rate increase in fiscal 2022 compared to fiscal 2021 is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions. The rate increase in fiscal 2021 compared to fiscal 2020 is primarily due to Swiss tax reform, partially offset by the Hagen, Germany exit charges and changes in the mix of earnings among tax jurisdictions.

Income from the Company's Swiss subsidiary comprised a substantial portion of its overall foreign mix of income for the fiscal years ended March 31, 2022, 2021 and 2020 and was taxed, excluding the impact from the Swiss tax reform, at approximately 4%, 8% and 3%, respectively.

The Company has approximately $1,180,000 and $1,591,000 of undistributed earnings of foreign subsidiaries for fiscal years 2022 and 2021, respectively. During fiscal 2022, the Company remitted $550,000 of undistributed earnings from a foreign subsidiary, with no tax impact. Additionally, the Company recorded $2,000 in additional income taxes related to the indefinite suspension of its business operations in Russia. The Company intends to continue to be indefinitely reinvested on the remaining undistributed foreign earnings and outside basis differences and therefore, no additional income taxes have been provided.

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Fiscal year ended March 31,
	2022	2021	2020
Balance at beginning of year	$6,785	$7,795	$20,165
Increases related to current year tax positions	21	346	598
Increases related to the Alpha acquisition	—	—	769
Increases related to prior year tax positions	598	325	—
Decreases related to prior tax positions	—	—	(11,463)
Decreases related to prior year tax positions settled	(784)	—	—
Lapse of statute of limitations	(1,850)	(1,681)	(2,274)
Balance at end of year	$4,770	$6,785	$7,795

All of the balance of unrecognized tax benefits at March 31, 2022, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions and is routinely subject to income tax examinations. As of March 31, 2022, the most significant tax examinations in process are the United States and Switzerland. The Company regularly assesses the likely outcomes of its tax audits and disputes to determine the appropriateness of its tax reserves. However, any tax authority could take a position on tax treatment that is contrary to the Company’s expectations, which could result in tax liabilities in excess of reserves. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

While the net effect on total unrecognized tax benefits cannot be reasonably estimated, approximately $1,050 is expected to reverse in fiscal 2023 due to expiration of various statute of limitations.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2022 and 2021, the Company had an accrual of $440 and $400, respectively, for interest and penalties.

15. Retirement Plans

Defined Benefit Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2022, 2021 and 2020, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$1,114	$993	$906
Interest cost	517	533	616	1,427	1,388	1,485
Expected return on plan assets	(526)	(272)	(448)	(2,200)	(1,899)	(2,136)
Amortization and deferral	7	476	188	1,205	1,053	910
Net periodic benefit cost	$(2)	$737	$356	$1,546	$1,535	$1,165

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2022	2021	2022	2021
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$17,806	$18,111	$83,252	$68,602
Service cost	—	—	1,114	993
Interest cost	517	533	1,427	1,388
Benefits paid, inclusive of plan expenses	(802)	(802)	(2,328)	(2,087)
Plan curtailments and settlements	—	—	(141)	(91)
Actuarial (gains) losses	(1,316)	(36)	(8,545)	7,761
Foreign currency translation adjustment	—	—	(3,946)	6,686
Benefit obligation at the end of the period	$16,205	$17,806	$70,833	$83,252

Change in plan assets
Fair value of plan assets at the beginning of the period	$16,265	$12,036	$42,844	$32,831
Actual return on plan assets	443	4,379	1,784	6,272
Employer contributions	260	652	1,979	1,869
Benefits paid, inclusive of plan expenses	(802)	(802)	(2,328)	(2,087)
Plan curtailments and settlements	—	—	(141)	(91)
Foreign currency translation adjustment	—	—	(2,071)	4,050
Fair value of plan assets at the end of the period	$16,166	$16,265	$42,067	$42,844
Funded status deficit	$(39)	$(1,541)	$(28,766)	$(40,408)

	March 31,
	2022	2021
Amounts recognized in the Consolidated Balance Sheets consist of:
Non current assets	$1,055	$15
Accrued expenses	(1,294)	(1,514)
Other liabilities	(28,566)	(40,450)
Funded status deficit	$(28,805)	$(41,949)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2022, 2021 and 2020:

	Fiscal year ended March 31,
	2022	2021	2020
Amounts recorded in AOCI before taxes:
Prior service cost	$(174)	$(230)	$(258)
Net loss	(14,049)	(25,450)	(25,796)
Net amount recognized	$(14,223)	$(25,680)	$(26,054)

	Fiscal year ended March 31,
	2022	2021	2020
Changes in plan assets and benefit obligations:
New prior service cost	$—	$—	$—
Net loss (gain) arising during the year	(9,362)	(753)	3,793
Effect of exchange rates on amounts included in AOCI	(883)	1,909	(804)
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(45)	(46)	(43)
Amortization or settlement recognition of net loss	(1,167)	(1,484)	(1,250)
Total recognized in other comprehensive (income) loss	$(11,457)	$(374)	$1,696

The amounts included in AOCI as of March 31, 2022 that are expected to be recognized as components of net periodic pension cost (before tax) during the next twelve months are as follows:

Prior service cost	$(43)
Net loss	(474)
Net amount expected to be recognized	$(517)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each fiscal year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2022	2021	2022	2021
All defined benefit plans:
Accumulated benefit obligation	$16,205	$17,806	$67,301	$78,360
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$29,570	$34,932
Accumulated benefit obligation	—	—	27,156	31,970
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$5,479	$17,806	$29,570	$82,814
Fair value of plan assets	5,188	16,265	—	42,390
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$5,479	$17,806	$29,570	$82,814
Accumulated benefit obligation	5,479	17,806	27,156	77,928
Fair value of plan assets	5,188	16,265	—	42,390

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the U.S. and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2022	2021	2020	2022	2021	2020
Discount rate	3.0%	3.0%	3.8%	0.5%-2.3%	1.3%-2.3%	1.0%-2.7%
Expected return on plan assets	5.5	6.0	6.3	2.7-5.25	3.8-5.5	4.3-6.0
Rate of compensation increase	N/A	N/A	N/A	1.5-4.0	2.0-3.5	2.0-4.0
N/A = not applicable

Significant assumptions used to determine the projected benefit obligations for the U.S. and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2022	2021	2022	2021
Discount rate	3.7%	3.0%	1.5%-5.4%	0.5%-2.3%
Rate of compensation increase	N/A	N/A	1.8-5.5	1.5-4.0
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

The following table represents the Company's pension plan investments measured at fair value as of March 31, 2022 and 2021 and the basis for that measurement:

	March 31, 2022
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,576	$1,576	$—	$—	$98	$98	$—	$—
Equity securities
US(a)	10,350	10,350	—	—	—	—	—	—
International(b)	—	—	—	—	28,296	—	28,296	—
Fixed income(c)	4,240	4,240	—	—	13,673	—	13,673	—
Total	$16,166	$16,166	$—	$—	$42,067	$98	$41,969	$—

	March 31, 2021
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,454	$1,454	$—	$—	$81	$81	$—	$—
Equity securities
US(a)	10,435	10,435	—	—	—	—	—	—
International(b)	—	—	—	—	28,144	—	28,144	—
Fixed income(c)	4,376	4,376	—	—	14,619	—	14,619	—
Total	$16,265	$16,265	$—	$—	$42,844	$81	$42,763	$—

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
(c)Fixed income consists primarily of investment grade bonds from diversified industries.

The Company expects to make cash contributions of approximately $1,717 to its pension plans in fiscal 2023.

Estimated future benefit payments under the Company’s pension plans are as follows:

2023	$3,031
2024	2,975
2025	3,378
2026	3,708
2027	4,064
Years 2028-2032	22,244

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. Eligible employees can contribute a portion of their pre-tax and / or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and /or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2022, 2021 and 2020 were $18,402, $16,460 and $15,835, respectively.

16. Stockholders’ Equity

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2022 and 2021, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following demonstrates the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2020, 2021 and 2022, respectively:

Shares outstanding as of March 31, 2019	42,620,750
Purchase of treasury stock	(581,140)
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	283,695
Shares outstanding as of March 31, 2020	42,323,305
Purchase of treasury stock	—
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	429,715
Shares outstanding as of March 31, 2021	42,753,020
Purchase of treasury stock	(1,996,334)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	229,972
Shares outstanding as of March 31, 2022	40,986,658

Treasury Stock

In fiscal 2022, the Company purchased 1,996,334 shares for $156,366. The Company did not purchase any shares in fiscal 2021 but purchased 581,140 shares for $34,561 in fiscal 2020. At March 31, 2022 and 2021, the Company held 14,762,266 and 12,799,790 shares as treasury stock, respectively.

Treasury Stock Reissuance

During fiscal 2022, fiscal 2021 and fiscal 2020, the Company also issued 13,858, 13,465 and 17,410 shares out of its treasury stock, respectively, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI”)

The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2022
Pension funded status adjustment	$(20,947)	$7,374	$936	$(12,637)
Net unrealized gain (loss) on derivative instruments	360	10,063	(7,460)	2,963
Foreign currency translation adjustment (1)	(95,296)	(38,525)	—	(133,821)
Accumulated other comprehensive loss	$(115,883)	$(21,088)	$(6,524)	$(143,495)
March 31, 2021
Pension funded status adjustment	$(22,794)	$680	$1,167	$(20,947)
Net unrealized gain (loss) on derivative instruments	(5,923)	250	6,033	360
Foreign currency translation adjustment	(186,289)	90,993	—	(95,296)
Accumulated other comprehensive loss	$(215,006)	$91,923	$7,200	$(115,883)
March 31, 2020
Pension funded status adjustment	$(20,791)	$(2,819)	$816	$(22,794)
Net unrealized gain (loss) on derivative instruments	(130)	(6,672)	879	(5,923)
Foreign currency translation adjustment	(121,761)	(64,528)	—	(186,289)
Accumulated other comprehensive loss	$(142,682)	$(74,019)	$1,695	$(215,006)
(1) Foreign currency translation adjustment for the fiscal year ended March 31, 2022 includes a $228 gain (net of taxes of $70) relating to the net investment hedges entered into by the Company on December 23, 2021.

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(9,742)	Cost of goods sold
Tax expense	2,282
Net unrealized gain on derivative instruments, net of tax	$(7,460)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,181)	Interest expense
Tax expense	276
Net unrealized gain on derivative instruments, net of tax	$(905)

Defined benefit pension costs:
Prior service costs and deferrals	$1,212	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(276)
Net periodic benefit cost, net of tax	$936

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$7,903	Cost of goods sold
Tax benefit	(1,870)
Net unrealized loss on derivative instruments, net of tax	$6,033

Defined benefit pension costs:
Prior service costs and deferrals	$1,529	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(362)
Net periodic benefit cost, net of tax	$1,167

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2020:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,151	Cost of goods sold
Tax benefit	(272)
Net unrealized loss on derivative instruments, net of tax	$879

Defined benefit pension costs:
Prior service costs and deferrals	$1,098	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(282)
Net periodic benefit cost, net of tax	$816

17. Stock-Based Compensation

As of March 31, 2022, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2017 EIP. Shares subject to stock option or stock appreciation right awards, that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of such awards, shall not be available for future grant under the 2017 EIP.

As of March 31, 2022, 2,822,479 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

During fiscal 2022, the Company granted to management and other key employees 246,222 non-qualified options that vest ratably over 3 years from the date of grant. Options expire 10 years from the date of grant.

The Company recognized stock-based compensation expense relating to stock options of $6,235, with a related tax benefit of $738 for fiscal 2022, $3,514 with a related tax benefit of $368 for fiscal 2021 and $2,996 with a related tax benefit of $565 for fiscal 2020.

For purposes of determining the fair value of stock options granted, the Company used a Black-Scholes Model with the following assumptions:

	2022	2021	2020
Risk-free interest rate	0.89%	0.39%	1.52%
Dividend yield	0.76%	0.93%	1.21%
Expected life (years)	6	6	6
Volatility	37.3%	37.2%	29.1%

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2019	554,906	8.0	$72.31	$1,040
Granted	284,109		57.75	—
Exercised	(24,826)		57.60	383
Forfeited	(22,607)		72.19	88
Expired	—		—	—
Options outstanding as of March 31, 2020	791,582	7.8	$67.55	$—
Granted	295,068		79.62	—
Exercised	(247,975)		66.11	6,382
Forfeited	(34,854)		69.20	290
Expired	(4,320)		80.25	—
Options outstanding as of March 31, 2021	799,501	7.8	$72.31	$14,781
Granted	246,222		97.32	—
Exercised	(42,640)		65.71	1,079
Forfeited	(27,478)		71.26	520
Options outstanding as of March 31, 2022	975,605	7.5	$78.94	$3,605
Options exercisable as of March 31, 2022	472,571	6.1	$72.71	$2,250
Options vested and expected to vest, as of March 31, 2022	960,129	7.4	$78.77	$3,590

The following table summarizes information regarding stock options outstanding as of March 31, 2022:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$57.60-$60.00	194,661	7.0	$57.73
$60.01-$70.00	56,530	2.9	$68.78
$70.01-$80.00	222,765	7.3	$75.27
$80.01-$90.00	260,247	7.2	$83.00
$90.01-100.99	241,402	9.4	$97.43
	975,605	7.5	$78.94

Restricted Stock Units, Market and Performance-condition based Awards

Non-Employee Directors

In fiscal 2022, the Company granted to non-employee directors 24,055 deferred restricted stock units (“DSU”) at the fair value of $60.29 per restricted stock unit at the date of grant. In fiscal 2021, such grants amounted to 39,726 restricted stock units at the fair value of $39.93 per restricted stock unit at the date of grant and in fiscal 2020, such grants amounted to 40,462 restricted stock units at the fair value of $39.74 per restricted stock unit at the date of grant. The awards vest immediately upon the date of grant and are settled in shares of common stock six months after termination of service as a director.

The Company also granted to non-employee directors, during fiscal 2022, fiscal 2021 and 2020, 781, 1,435 and 1,147 restricted stock units, respectively, at fair values of $88.27, $71.53 and $58.05, respectively, under the deferred compensation plan for non-employee directors.

Employees

In fiscal 2022, the Company granted to management and other key employees 229,600 restricted stock units that vest ratably over four years from the date of grant, at the fair value of $91.81 per restricted stock unit.

In fiscal 2021, the Company granted to management and other key employees 283,101 restricted stock units that vest ratably over four years from the date of grant at the fair value of $75.39 per restricted stock unit.

In fiscal 2020, the Company granted to management and other key employees 301,321 restricted stock units that vest ratably over four years from the date of grant at a fair value of $57.75 per restricted stock unit, 62,512 PSUs at the fair value of $50.69 and 51,063 TSRs at a weighted average fair value of $62.05 per unit at the date of grant, that cliff vest three years from the date of grant.

For purposes of determining the fair value of the PSUs granted in fiscal 2020, the Company used the market price at the date of grant to which a discount for illiquidity was applied to reflect post vesting restrictions.

For purposes of determining the fair value of TSRs granted in fiscal 2020, the Company used a Monte Carlo Simulation with the following assumptions:

2020
Risk-free interest rate	1.50%
Dividend yield	—%
Expected life (years)	3
Volatility	34.39%

A summary of the changes in restricted stock units, TSRs and PSUs awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2022 is presented below:

	Restricted Stock Units (RSU)		Market condition-based Share Units (TSR)		Performance condition-based Share Units (PSU)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of TSR	Weighted- Average Grant Date Fair Value	Number of PSU	Weighted- Average Grant Date
Non-vested awards as of March 31, 2021	880,284	$60.07	125,960	$83.48	98,346	$57.55
Granted	254,436	88.27	—	—	—	—
Stock dividend	7,639	64.22	670	71.04	714	56.04
Performance factor	—	—	1,116	—	—	—
Vested	(228,765)	68.34	(46,295)	104.89	(670)	68.48
Forfeitures	(35,829)	73.40	(6,468)	70.77	(21,517)	64.25
Non-vested awards as of March 31, 2022	877,765	$65.48	74,983	$71.25	76,873	$55.56

The Company recognized stock-based compensation expense relating to restricted stock units, TSRs and PSUs of $18,054, with a related tax benefit of $3,072 for fiscal 2022, $16,303, with a related tax benefit of $2,121 for fiscal 2021 and $17,784, with a related tax benefit of $2,544 for fiscal 2020.

All Award Plans

As of March 31, 2022, unrecognized compensation expense associated with the non-vested equity awards outstanding was $48,867 and is expected to be recognized over a weighted-average period of 24 months.

18. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2022	2021	2020
Net earnings attributable to EnerSys stockholders	$143,911	$143,374	$137,116
Weighted-average number of common shares outstanding:
Basic	42,106,337	42,548,449	42,411,834
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	677,036	675,954	484,941
Diluted weighted-average number of common shares outstanding	42,783,373	43,224,403	42,896,775
Basic earnings per common share attributable to EnerSys stockholders	$3.42	$3.37	$3.23
Diluted earnings per common share attributable to EnerSys stockholders	$3.36	$3.32	$3.20
Anti-dilutive equity awards not included in diluted weighted-average common shares	951,057	281,483	698,546

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. As of March 31, 2022 and March 31, 2021, the Company did not have a reserve balance related to these matters.

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

Collective Bargaining

At March 31, 2022, the Company had approximately 11,400 employees. Of these employees, approximately 26% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 7% of the total workforce. The average term of these agreements is 2 years, with the longest term being 3.5 years. The Company considers its employee relations to be good and did not experience any significant labor unrest or disruption of production during fiscal 2022.

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

20. Restructuring, Exit and Other Charges

Restructuring Programs

Fiscal 2022

The Company had committed to various restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete, with an estimated $2,135 remaining to be incurred by the end of fiscal 2023, mainly related to plans started in fiscal 2021 and fiscal 2022. Restructuring and exit charges for the reportable segments are as follows:

During fiscal 2022, the Company announced and completed restructuring programs in the Energy Systems segment to improve operational efficiencies. The charges related to severance payments and amounted to $1,284 to approximately 10 employees in the Energy Systems’ segment.

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

Restructuring and exit charges for fiscal 2022, 2021 and 2020 by reportable segments are as follows:

	Fiscal year ended March 31, 2022
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$2,005	$2,348	$75	$4,428
Exit charges	708	14,711	(1,091)	14,328
Restructuring and other exit charges	$2,713	$17,059	$(1,016)	$18,756

	Fiscal year ended March 31, 2021
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$3,187	$4,012	$169	$7,368
Exit charges	—	32,786	220	33,006
Restructuring and other exit charges	$3,187	$36,798	$389	$40,374

	Fiscal year ended March 31, 2020
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$6,808	$1,860	$2,318	$10,986
Exit charges	526	5,541	3,713	9,780
Restructuring and other exit charges	$7,334	$7,401	$6,031	$20,766

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2019	$2,356	$596	$2,952
Accrued	10,395	402	10,797
Costs incurred	(9,179)	(995)	(10,174)
Foreign currency impact and other	(247)	(3)	(250)
Balance at March 31, 2020	$3,325	$—	$3,325
Accrued	6,537	831	7,368
Costs incurred	(7,550)	(831)	(8,381)
Foreign currency impact and other	283	—	283
Balance at March 31, 2021	$2,595	$—	$2,595
Accrued	4,428	—	4,428
Costs incurred	(6,013)	—	(6,013)
Foreign currency impact and other	20	—	20
Balance at March 31, 2022	$1,030	$—	$1,030

Exit Charges

Fiscal 2022 Program

Russia

In February 2022, as a result of the Russia-Ukraine conflict, economic sanctions were imposed on Russian individuals and entities, including financial institutions, by countries around the world, including the U.S. and the European Union. On March 3, 2022, the Company announced that it was indefinitely suspending its operations in Russia in order to comply with the sanctions. As a result of this decision, the Company wrote off net assets of $3,999 relating to its Russian subsidiary. The Company also incurred cash charges of $1,284 relating to severance and exiting lease obligations.

Zamudio, Spain

During fiscal 2022, the Company closed a minor assembling plant in Zamudio, Spain and sold the same for $1,779. A net gain of $740 was recorded as a credit to exit charges in the Consolidated Statements of Income.

Fiscal 2021 Programs

Hagen, Germany

In fiscal 2021, the Company's Board of Directors approved a plan to substantially close all of its facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. The Company plans to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

The Company currently estimates that the total charges for these actions will amount to approximately $60,000, the majority of which has been recorded as of March 31, 2022. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $40,000 and non-cash charges from inventory and equipment write-offs are estimated to be $20,000. These actions resulted in the reduction of approximately 200 employees.

During fiscal 2021, the Company recorded cash charges relating to severance of $23,331 and non-cash charges of $7,946 primarily relating to fixed asset write-offs.

During fiscal 2022, the Company recorded cash charges primarily relating to severance of $8,069 and non-cash charges of $3,522 primarily relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $960, which was reported in cost of goods sold.

Vijayawada, India

During fiscal 2021, the Company committed to a plan to close its facility in Vijayawada, India to align with its strategic vision for the new line of business structure and footprint and recorded exit charges of $1,509, primarily relating to asset write-offs. In fiscal 2022, the Company reclassified property, plant and equipment with a carrying value of $4,573 to assets held for sale on the Consolidated Balance Sheet and recognized an impairment loss of $2,973 under the caption Loss on assets held for sale on its consolidated statement of income, by writing down the carrying value of these assets to their estimated fair value of $1,600, based on their expected proceeds, less costs to sell. The Company also recorded a non-cash write off relating to inventories of $820, which was reported in cost of goods sold.

Targovishte, Bulgaria

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. Of the estimated total charges of $26,000 for this plan, the Company had recorded charges amounting to $20,242 in fiscal 2019, relating to severance and inventory and fixed asset write-offs and an additional $5,123 relating to cash and non-cash charges during fiscal 2020. During fiscal 2021, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company completed further actions which resulted in $220 relating to cash and non-cash charges. During fiscal 2022, the Company sold this facility for $1,489. A net gain of $1,208 was recorded as a credit to exit charges in the Consolidated Statements of Income.

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

	Fiscal year ended March 31,
	2022	2021	2020
Balance at beginning of year	$58,962	$63,525	$54,568
Current year provisions	17,645	27,645	27,622
Costs incurred	(20,648)	(34,346)	(25,778)
Warranty reserves of acquired businesses	—	—	6,995
Foreign currency translation adjustment	(981)	2,138	118
Balance at end of year	$54,978	$58,962	$63,525

22. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2022	2021	2020
Foreign exchange transaction (gains) losses	$(7,169)	$6,696	$264
Non-service components of pension expense	430	1,279	615
Other	1,274	(171)	(1,294)
Total	$(5,465)	$7,804	$(415)

23. Business Segments

Effective April 1, 2020, the Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), changed the manner in which he reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis, rather than on geographic basis. As a result of this change, the Company re-evaluated the identification of its operating segments and reportable segments and identified the following as its three operating segments, based on lines of business:

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

The operating segments also represent the Company's reportable segments under ASC 280, Segment Reporting. All prior comparative periods presented have been recast to conform to these changes.

Summarized financial information related to the Company’s reportable segments at March 31, 2022, 2021 and 2020 and for each of the fiscal years then ended is shown below.

	Fiscal year ended March 31,
	2022	2021	2020
Net sales by segment to unaffiliated customers
Energy Systems	$1,536,673	$1,380,278	$1,357,475
Motive Power	1,361,254	1,163,710	1,348,193
Specialty	459,392	433,944	382,200
Total net sales	$3,357,319	$2,977,932	$3,087,868
Operating earnings by segment
Energy Systems	$18,531	$67,060	$67,809
Motive Power	169,740	143,541	146,814
Specialty	43,491	46,148	42,454
Inventory step up to fair value relating to acquisitions and exit activities - Energy Systems	(186)	—	(304)
Inventory adjustment relating to exit activities - Motive	(2,418)	—	—
Inventory step up to fair value relating to acquisitions - Specialty	—	—	(1,550)
Restructuring and other exit charges - Energy Systems	(2,713)	(3,187)	(7,284)
Restructuring and other exit charges - Motive Power	(17,059)	(36,798)	(2,021)
Restructuring and other exit charges - Specialty	1,016	(389)	(6,020)
Impairment of goodwill (3)	—	—	(39,713)
Impairment of indefinite-lived intangibles - Energy Systems	(501)	—	(1,297)
Impairment of indefinite-lived intangibles - Motive Power	(677)	—	(2,861)
Impairment of indefinite-lived intangibles - Specialty	—	—	(391)
Loss on assets held for sale - Motive Power	(2,973)	—	—
Fixed asset write-off relating to exit activities and other - Energy Systems	—	—	(50)
Fixed asset write-off relating to exit activities and other - Motive Power	—	—	(5,380)
Fixed asset write-off relating to exit activities - Specialty	—	—	(11)
Total operating earnings(2)	$206,251	$216,375	$190,195

Capital Expenditures
Energy Systems	$33,614	$34,826	$40,768
Motive Power	13,887	14,154	22,285
Specialty	26,540	21,040	38,372
Total	$74,041	$70,020	$101,425
Depreciation and Amortization
Energy Systems	$54,580	$57,864	$53,793
Motive Power	24,918	21,706	20,900
Specialty	16,380	14,512	12,651
Total	$95,878	$94,082	$87,344

(1)Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2)The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.
(3)The impairment of goodwill in fiscal 2020 related to the Company's legacy reportable segments as discussed in Note 7.

The Company's property, plant and equipment by reportable segments as of March 31, 2022 and 2021 are as follows:

	March 31, 2022	March 31, 2021
Property, plant and equipment, net
Energy Systems	$216,853	$224,513
Motive Power	145,431	152,468
Specialty	140,980	120,075
Total	$503,264	$497,056
The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 60.7%, 59.8% and 58.1% for fiscal years ended March 31, 2022, 2021 and 2020, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2022 and 2021, were $320,208 and $291,578, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and, therefore, was deemed not material for separate disclosure.

24. Subsequent Events

On May 25, 2022, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on June 30, 2022, to stockholders of record as of June 16, 2022.

Between April 1, 2022 through May 25, 2022, the Company repurchased 318,789 shares for approximately $20,000.

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

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2022.

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm,” which appears in Item 8 in this Annual Report on Form 10-K.

/s/ David M. Shaffer	/s/ Andrea J. Funk
David M. Shaffer Chief Executive Officer	Andrea J. Funk Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,036,135	(1)	$78.77	(2)	2,822,479
Equity compensation plans not approved by security holders	—		—		—
Total	2,036,135		$78.77		2,822,479
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

(b) The following documents are filed herewith as exhibits:

Exhibit Number	Description of Exhibit

3.1	Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to EnerSys’ Registration Statement on Form S-1 (File No. 001-32253) filed on February 6, 2013).

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibits 3.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on November 10, 2021).

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

10.9	Form of Severance Agreement, (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 28, 2013).

10.10
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.11
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

10.13
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

10.15
Form of letter agreement, dated June 7, 2017, between EnerSys and David M. Shaffer (incorporated herein by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on June 12, 2017).

10.16
Form of letter agreement, dated June 7, 2017, between EnerSys and an executive officer (incorporated herein by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on June 12, 2017).

10.17
Form of Deferred Stock Unit Agreement - Non-Employee Directors - 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 of EnerSys’ Quarterly Report on Form 10-Q for the quarter ended July 2, 2017 (File No. 001-32253) filed with the SEC on August 9, 2017).

10.18
Second Amendment to Credit Agreement, dated as of July 15, 2021, among EnerSys, certain of its subsidiaries party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on July 15, 2021).

10.19
Form of Severance Letter Agreement, dated April 1, 2019, between EnerSys and Shawn M. O’Connell (incorporated by reference to Exhibit 10.28 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (File No. 001-32253) filed with the SEC on June 1, 2020).

10.20
Employment Agreement, dated as of October 6, 2008, between Alpha Technologies, Inc. and Andrew Zogby (incorporated by reference to Exhibit 10.29 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (File No. 001-32253) filed with the SEC on June 1, 2020).

Exhibit Number	Description of Exhibit
10.21
Employment Agreement, dated as of September 13, 2012, between Alpha Technologies, Inc. and Andrew Zogby (incorporated by reference to Exhibit 10.30 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (File No. 001-32253) filed with the SEC on June 1, 2020).

10.22
Employment Agreement Extension, effective June 27, 2017, between Alpha Technologies, Inc. and Andrew Zogby (incorporated by reference to Exhibit 10.31 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (File No. 001-32253) filed with the SEC on June 1, 2020).

10.23
Assignment of Employment Agreement, dated December 6, 2018, between Alpha Technologies, Inc. and Alpha Technologies Services, Inc. regarding Employment Agreement, dated as of October 6, 2008, between Alpha Technologies, Inc. and Andrew Zogby and subsequent extensions (incorporated by reference to Exhibit 10.32 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (File No. 001-32253) filed with the SEC on June 1, 2020).

10.24
 Form of Severance Letter Agreement, dated April 1, 2021, between EnerSys and Andrea J. Funk (incorporated by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on April 1, 2022).

10.25
Amended and Restated 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.32 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 001-32253) filed on May 26, 2021).

10.26
Form of Deferred Stock Unit Agreement – Non-Employee Directors – Amended and Restated 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.32 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 001-32253) filed on May 26, 2021).

10.27
Form of Stock Option Agreement – Employees – Amended and Restated 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.32 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 001-32253) filed on May 26, 2021).

10.28
Form of Restricted Stock Unit Agreement - Employees – Amended and Restated 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.32 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 001-32253) filed on May 26, 2021).

10.29	Form of Retirement (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description of Exhibit
101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ DAVID M. SHAFFER
May 25, 2022		David M. Shaffer Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose name appears below hereby appoints David M. Shaffer and Andrea J. Funk and each of them, as his true and lawful agent, with full power of substitution and resubstitution, for him and in his, place or stead, in any and all capacities, to execute any and all amendments to the within annual report, and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAVID M. SHAFFER	Chief Executive Officer	May 25, 2022
David M. Shaffer

/s/ ANDREA J. FUNK	Chief Financial Officer	May 25, 2022
Andrea J. Funk

/s/ KERRY M. KANE	Sr. Vice President and Corporate Controller (Principal Accounting Officer)	May 25, 2022
Kerry M. Kane

/s/ CAROLINE CHAN	Director	May 25, 2022
Caroline Chan

/s/ HWAN-YOON F. CHUNG	Director	May 25, 2022
Hwan-yoon F. Chung

/s/ STEVEN M. FLUDDER	Director	May 25, 2022
Steven M. Fludder

/s/ HOWARD I. HOFFEN	Director	May 25, 2022
Howard I. Hoffen

/s/ ARTHUR T. KATSAROS	Director	May 25, 2022
Arthur T. Katsaros

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED)	Director	May 25, 2022
General Robert Magnus, USMC (Retired)

/s/ PAUL J. TUFANO	Director	May 25, 2022
Paul J. Tufano

/s/ RONALD P. VARGO	Director	May 25, 2022
Ronald P. Vargo