Form 10-Q
period 2022-07-03
EnerSys
filed 2022-08-10
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022

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
Common Stock outstanding at August 5, 2022: 40,658,246 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	July 3, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$383,243	$402,488
Accounts receivable, net of allowance for doubtful accounts: July 3, 2022 - $11,229; March 31, 2022 - $12,219	697,116	719,434
Inventories, net	777,660	715,712
Prepaid and other current assets	154,175	155,559
Total current assets	2,012,194	1,993,193
Property, plant, and equipment, net	489,294	503,264
Goodwill	682,113	700,640
Other intangible assets, net	385,449	396,202
Deferred taxes	54,108	60,479
Other assets	98,753	82,868
Total assets	$3,721,911	$3,736,646
Liabilities and Equity
Current liabilities:
Short-term debt	$45,628	$55,084
Accounts payable	343,340	393,096
Accrued expenses	266,463	289,950
Total current liabilities	655,431	738,130
Long-term debt, net of unamortized debt issuance costs	1,376,694	1,243,002
Deferred taxes	77,528	78,228
Other liabilities	173,488	184,011
Total liabilities	2,283,141	2,243,371
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at July 3, 2022 and at March 31, 2022	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 55,770,404 shares issued and 40,652,871 shares outstanding at July 3, 2022; 55,748,924 shares issued and 40,986,658 shares outstanding at March 31, 2022	558	557
Additional paid-in capital	576,294	571,464
Treasury stock at cost, 15,117,533 shares held as of July 3, 2022 and 14,762,266 shares held as of March 31, 2022	(741,786)	(719,119)
Retained earnings	1,807,282	1,783,586
Contra equity - indemnification receivable	(3,620)	(3,620)
Accumulated other comprehensive loss	(203,650)	(143,495)
Total EnerSys stockholders’ equity	1,435,078	1,489,373
Nonredeemable noncontrolling interests	3,692	3,902
Total equity	1,438,770	1,493,275
Total liabilities and equity	$3,721,911	$3,736,646
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	July 3, 2022	July 4, 2021
Net sales	$898,971	$814,893
Cost of goods sold	713,436	621,674
Gross profit	185,535	193,219
Operating expenses	127,078	124,487
Restructuring and other exit charges	8,328	7,832
Operating earnings	50,129	60,900
Interest expense	11,597	9,107
Other (income) expense, net	1,773	(496)
Earnings before income taxes	36,759	52,289
Income tax expense	5,781	8,360
Net earnings attributable to EnerSys stockholders	$30,978	$43,929
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.76	$1.03
Diluted	$0.75	$1.01
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	40,786,336	42,700,329
Diluted	41,352,646	43,537,344
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	July 3, 2022	July 4, 2021
Net earnings	$30,978	$43,929
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax	(8,234)	3,897
Pension funded status adjustment, net of tax	89	240
Foreign currency translation adjustment	(52,220)	15,321
Total other comprehensive (loss) income, net of tax	(60,365)	19,458
Total comprehensive (loss) income	(29,387)	63,387
Comprehensive (loss) income attributable to noncontrolling interests	(210)	49
Comprehensive (loss) income attributable to EnerSys stockholders	$(29,177)	$63,338
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	July 3, 2022	July 4, 2021
Cash flows from operating activities
Net earnings	$30,978	$43,929
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,624	24,433
Write-off of assets relating to exit activities	7,445	2,141
Derivatives not designated in hedging relationships:
Net (losses) gains	(216)	6
Cash (settlements) proceeds	(600)	(14)
Provision for doubtful accounts	(173)	1,039
Deferred income taxes	20	145
Non-cash interest expense	487	518
Stock-based compensation	5,330	3,659
(Gain) loss on disposal of property, plant, and equipment	(40)	4
Changes in assets and liabilities:
Accounts receivable	5,538	24,834
Inventories	(81,454)	(46,307)
Prepaid and other current assets	(5,465)	(15,595)
Other assets	(886)	344
Accounts payable	(33,073)	(36,746)
Accrued expenses	(24,973)	(50,314)
Other liabilities	1,567	(219)
Net cash used in operating activities	(71,891)	(48,143)

Cash flows from investing activities
Capital expenditures	(23,014)	(16,435)
Proceeds from disposal of facility	—	3,268
Proceeds from disposal of property, plant, and equipment	139	49
Net cash used in investing activities	(22,875)	(13,118)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(8,022)	5,512
Proceeds from Second Amended Revolver borrowings	163,200	65,700
Repayments of Second Amended Revolver borrowings	(27,200)	(5,700)
Repayments of Second Amended Term Loan	—	(11,447)
Option proceeds, net	—	386
Payment of taxes related to net share settlement of equity awards	(633)	(4,803)
Purchase of treasury stock	(22,907)	(31,512)
Dividends paid to stockholders	(7,108)	(7,435)
Other	207	214
Net cash provided by financing activities	97,537	10,915
Effect of exchange rate changes on cash and cash equivalents	(22,016)	4,771
Net decrease in cash and cash equivalents	(19,245)	(45,575)
Cash and cash equivalents at beginning of period	402,488	451,808
Cash and cash equivalents at end of period	$383,243	$406,233
See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three months ended July 3, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023.

The Consolidated Condensed Balance Sheet at March 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2022 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 25, 2022 (the “2022 Annual Report”).

EnerSys (the “Company”) reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2023 end on July 3, 2022, October 2, 2022, January 1, 2023, and March 31, 2023, respectively. The four quarters in fiscal 2022 ended on July 4, 2021, October 3, 2021, January 2, 2022, and March 31, 2022, respectively.

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

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the first quarter of fiscal 2023 and 2022 amounted to $99,824 and $82,518, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the first quarter of fiscal 2023 and 2022 amounted to $57,004 and $40,904, respectively.

On July 3, 2022, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $187,522, of which, the Company estimates that approximately $159,653 will be recognized as revenue in fiscal 2023, $24,579 in fiscal 2024, and $3,290 in fiscal 2025.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of July 3, 2022, the current and non-current portion of contract liabilities were $27,733 and $1,266, respectively. As of March 31, 2022, the current and non-current portion of contract liabilities were $27,870 and $1,387, respectively. Revenues recognized during the first quarter of fiscal 2023 and 2022 that were included in the contract liability at the beginning of the quarter, amounted to $4,590 and $3,596, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $66,643 and $59,924 as of July 3, 2022 and March 31, 2022, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At July 3, 2022, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,605 and refund liability representing amounts estimated to be refunded to customers was $8,053.

3. Leases

The Company leases manufacturing facilities, distribution centers, office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 17 years.

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized on a straight-line basis over the lease term.

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of July 3, 2022	As of March 31, 2022
Operating Leases:
Right-of-use assets	Other assets	$68,504	$71,085
Operating lease current liabilities	Accrued expenses	21,303	20,086
Operating lease non-current liabilities	Other liabilities	49,475	52,904
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$279	$344
Finance lease current liabilities	Accrued expenses	164	185
Finance lease non-current liabilities	Other liabilities	180	231

The components of lease expense for the first quarter ended July 3, 2022 and July 4, 2021 were as follows:

		Quarter ended
	Classification	July 3, 2022	July 4, 2021
Operating Leases:
Operating lease cost	Operating expenses	$6,584	$6,716
Variable lease cost	Operating expenses	3,407	2,573
Short term lease cost	Operating expenses	1,438	1,817
Finance Leases:
Depreciation	Operating expenses	$52	$60
Interest expense	Interest expense	4	8
Total		$11,485	$11,174

The following table presents the weighted average lease term and discount rates for leases as of July 3, 2022 and March 31, 2022:

	July 3, 2022	March 31, 2022
Operating Leases:
Weighted average remaining lease term (years)	5.9 years	6.1 years
Weighted average discount rate	4.49%	4.43%
Finance Leases:
Weighted average remaining lease term (years)	2.2 years	2.3 years
Weighted average discount rate	4.78%	4.79%
The following table presents future payments due under leases reconciled to lease liabilities as of July 3, 2022:

	Finance Leases	Operating Leases
Nine months ended March 31, 2023	$143	$18,345
Year ended March 31,
2024	145	18,311
2025	44	13,009
2026	24	9,296
2027	—	7,196
Thereafter	—	16,446
Total undiscounted lease payments	356	82,603
Present value discount	12	11,825
Lease liability	$344	$70,778

The following table presents supplemental disclosures of cash flow information related to leases for the first quarter July 3, 2022 and July 4, 2021:

	Quarter ended
	July 3, 2022	July 4, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4	$8
Operating cash flows from operating leases	6,334	6,765
Financing cash flows from finance leases	52	60
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	2,773	3,681

4. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	July 3, 2022			March 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$145,188	$(953)	$144,235	$145,808	$(953)	$144,855
Finite-lived intangible assets:
Customer relationships	296,853	(115,309)	181,544	298,577	(109,820)	188,757
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	97,054	(40,947)	56,107	97,367	(38,712)	58,655
Trademarks	8,933	(5,370)	3,563	8,947	(5,012)	3,935
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$552,049	$(166,600)	$385,449	$554,720	$(158,518)	$396,202

The Company’s amortization expense related to finite-lived intangible assets was $8,082 for the first quarter of fiscal 2023, compared to $8,419 for the first quarter of fiscal 2022. The expected amortization expense based on the finite-lived intangible assets as of July 3, 2022, is $22,643 for the remainder of fiscal 2023, $27,691 in fiscal 2024, $26,550 in fiscal 2025, $25,616 in fiscal 2026 and $24,822 in fiscal 2027.

Goodwill
The following table presents the amount of goodwill, as well as any changes in the carrying amount of goodwill by segment during the current quarter of fiscal 2023:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2022	$279,461	$323,303	$97,876	$700,640
Foreign currency translation adjustment	(11,735)	(5,440)	(1,352)	(18,527)
Balance as of July 3, 2022	$267,726	$317,863	$96,524	$682,113

5. Inventories

	July 3, 2022	March 31, 2022
Raw materials	$295,354	$260,604
Work-in-process	118,762	109,441
Finished goods	363,544	345,667
Total	$777,660	$715,712

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of July 3, 2022 and March 31, 2022, and the basis for that measurement:

	Total Fair Value Measurement July 3, 2022	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(5,431)	$—	$(5,431)	$—
Foreign currency forward contracts	244	—	244	—
Net investment hedges	22,635	—	22,635	—
Total derivatives	$17,448	$—	$17,448	$—

	Total Fair Value Measurement March 31, 2022	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$2,520	$—	$2,520	$—
Foreign currency forward contracts	(256)	—	(256)	—
Net investment hedges	298	—	298	—
Total derivatives	$2,562	$—	$2,562	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1- Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements included in the 2022 Annual Report.

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

In fiscal 2020, the Company issued its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”), with an original face value of $300,000. The Company's 5.00% Senior Notes due April 30, 2023 (the “2023 Notes”), with an original face value of $300,000, were issued in fiscal 2016. The fair value of the 2027 Notes and 2023 Notes (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 88% and 95% of face value on July 3, 2022 and March 31, 2022, respectively. The 2023 Notes were trading at approximately 99% and 101% of face value on July 3, 2022 and March 31, 2022, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at July 3, 2022 and March 31, 2022 were as follows:

	July 3, 2022		March 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$17,448	$17,448	$2,562	$2,562
Financial liabilities:
Senior Notes (2)	$600,000	$560,250	$600,000	$585,750
(1)Represents lead, foreign currency forward contracts and net investment hedges (see Note 7 for asset and liability positions of the lead, foreign currency forward contracts and net investment hedges at July 3, 2022 and March 31, 2022).
(2)The fair value amount of the Senior Notes at July 3, 2022 and March 31, 2022 represent the trading value of the instruments.

Non-recurring fair value measurements

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which focused on manufacturing flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). As a result, the Company concluded that the carrying value of the asset group was not recoverable and recorded during the current quarter of fiscal 2023 a write-off of $7,300 of the fixed assets, for which there is expected to be no salvageable value. The valuation technique used to measure the fair value of fixed assets was a combination of the income and market approaches. The inputs used to measure the fair value of these fixed assets under the income approach were largely unobservable and accordingly were classified as Level 3.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At July 3, 2022 and March 31, 2022, the Company has hedged the price to purchase approximately 55.5 million pounds and 54.0 million pounds of lead, respectively, for a total purchase price of $54,078 and $56,768, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of July 3, 2022 and March 31, 2022, the Company had entered into a total of $33,463 and $29,676, respectively, of such contracts.

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

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $1,714 of pretax loss relating to lead, foreign currency forward contracts and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of July 3, 2022 and March 31, 2022, the notional amount of these contracts was $51,256 and $22,990, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
July 3, 2022 and March 31, 2022

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	July 3, 2022	March 31, 2022	July 3, 2022	March 31, 2022	July 3, 2022	March 31, 2022
Prepaid and other current assets:
Lead forward contracts	$—	$2,520	$—	$—	$—	$—
Foreign currency forward contracts	475	256	—	—	—	—
Net investment hedges	—	—	5,041	4,388	—	—
Other assets:
Net investment hedges	—	—	17,594	—	—	—
Total assets	$475	$2,776	$22,635	$4,388	$—	$—
Accrued expenses:
Lead forward contracts	$5,431	$—	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	231	512
Other liabilities:
Net investment hedges	—	—	—	4,090	—	—
Total liabilities	$5,431	$—	$—	$4,090	$231	$512

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 3, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(10,862)	Cost of goods sold	$695
Foreign currency forward contracts	1,255	Cost of goods sold	446
Total	$(9,607)		$1,141

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$23,595	Interest expense	$1,258
Total	$23,595		$1,258

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$216
Total		$216

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 4, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$7,572	Cost of goods sold	$2,459
Foreign currency forward contracts	(189)	Cost of goods sold	(160)
Total	$7,383		$2,299

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(6)
Total		$(6)

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2023 and 2022 was based on the estimated effective tax rates applicable for the full years ending March 31, 2023 and March 31, 2022, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, change in tax laws and the amount of the Company's consolidated earnings before taxes.

The consolidated effective income tax rates for the first quarter of fiscal 2023 and 2022 were 15.7% and 16.0%. The rate decrease in the first quarter compared to the prior quarter is primarily due to changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 77% for fiscal 2023 compared to 87% for fiscal 2022. The foreign effective tax rates for the first quarter of fiscal 2023 and 2022 were 11% and 9%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2023 and fiscal 2022 and were taxed at an effective income tax rate of approximately 9% and 8%, respectively.

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

	Quarter ended
	July 3, 2022	July 4, 2021
Balance at beginning of period	$54,978	$58,962
Current period provisions	4,940	5,330
Costs incurred	(5,744)	(5,252)
Foreign currency translation adjustment	(1,220)	127
Balance at end of period	$52,954	$59,167

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. For additional information regarding these matters, see Note 19 - Commitments, Contingencies and Litigation to the Consolidated Financial Statements contained in the 2022 Annual Report. As of July 3, 2022 and March 31, 2022, the Company did not have a reserve balance related to these matters.

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

11. Restructuring and other Exit Charges

Restructuring Programs

As disclosed in the 2022 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $717 remaining to be incurred by the end of fiscal 2023, mainly related to plans started in fiscal 2021. Restructuring and exit charges for the first quarter of fiscal 2023 by reportable segments are as follows:

	Quarter ended July 3, 2022
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$162	$—	$—	$162
Exit charges	—	8,166	—	8,166
Restructuring and other exit charges	$162	$8,166	$—	$8,328

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2022	$1,030
Accrued	162
Costs incurred	(417)
Foreign currency impact	(58)
Balance as of July 3, 2022	$717

Exit Charges

Fiscal 2023 Program

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produces flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). The Company currently estimates that the total charges for these actions will amount to approximately $18,500, of which $7,300 of non-cash charges relating to fixed asset write-offs were recorded during the current quarter ended July 3, 2022. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9,200 and other non-cash charges are estimated to be $2,000. These actions will result in the reduction of approximately 165 employees. The plan is expected to be completed by calendar 2023.

Fiscal 2022 Program

Hagen, Germany

In fiscal 2021, the Company's Board of Directors approved a plan to close substantially all of its facility in Hagen, Germany, which produces flooded motive power batteries for electric forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. The Company plans to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

The Company currently estimates that the total charges for these actions will amount to approximately $60,000, of which cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses were estimated to be $40,000 and non-cash charges from inventory and equipment write-offs were estimated to be $20,000. The majority of these charges were recorded as of March 31, 2022. These actions resulted in the reduction of approximately 200 employees.

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

During the first quarter of fiscal 2023, the Company recorded cash charges of $721 relating to site clean up and $145 of non-cash charges relating to accelerated depreciation of fixed assets.

Targovishte, Bulgaria

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. Of the estimated total charges of $26,000 for this plan, the Company had recorded charges amounting to $20,242 in fiscal 2019, relating to severance and inventory and fixed asset write-offs and an additional $5,123 relating to cash and non-cash charges during fiscal 2020. During fiscal 2021, in keeping with its strategy of exiting the manufacture of batteries for diesel-electric submarines, the Company completed further actions which resulted in
$220 relating to cash and non-cash charges. During the first quarter of fiscal 2022, the Company sold this facility for $1,489. A net gain of $1,208 was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

Zamudio, Spain

During the first quarter of fiscal 2022, the Company closed a minor assembling plant in Zamudio, Spain and sold the same for $1,779. A net gain of $740 was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

12. Debt

The following summarizes the Company’s long-term debt as of July 3, 2022 and March 31, 2022:

	July 3, 2022		March 31, 2022
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$3,605	$600,000	$3,905
Second Amended Credit Facility, due 2026	783,473	3,174	650,268	3,361
	$1,383,473	$6,779	$1,250,268	$7,266
Less: Unamortized issuance costs	6,779		7,266
Long-term debt, net of unamortized issuance costs	$1,376,694		$1,243,002
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

Subsequent to the second amendment, the quarterly installments payable on the Second Amended Term Loan are $2,656 beginning December 31, 2022, $3,984 beginning December 31, 2024 and $5,312 beginning December 31, 2025 with a final payment of $159,355 on September 30, 2026. The Second Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and / or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) plus (i) LIBOR plus between 1.125% and 2.00% (currently 1.75% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%. The Second Amended Credit Facility provides for alternate benchmark rates such as the Secured Overnight Financing Rate (“SOFR”) to replace LIBOR when it is phased out.

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

As of July 3, 2022, the Company had $571,000 outstanding under the Second Amended Revolver and $212,473 under the Second Amended Term Loan.

Current Portion of Debt

The current portion of the Second Amended Term Loan and the 2023 Notes are $7,969 and $300,000, respectively, and are classified as long-term debt, as the Company expects to refinance the future quarterly payments and redemption of the 2023 Notes with borrowings under the Second Amended Credit Facility.

Short-Term Debt

As of July 3, 2022 and March 31, 2022, the Company had $45,628 and $55,084, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 4.3% and 2.4%, respectively, at July 3, 2022 and March 31, 2022.

Letters of Credit

As of July 3, 2022 and March 31, 2022, the Company had $2,959 of standby letters of credit.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $487 and $518, respectively, for the first quarter ended July 3, 2022 and July 4, 2021. Debt issuance costs, net of accumulated amortization, totaled $6,779 and $7,266, respectively, at July 3, 2022 and March 31, 2022.

Available Lines of Credit

As of July 3, 2022 and March 31, 2022, the Company had available and undrawn, under all its lines of credit, $353,074 and $482,305, respectively, including $76,199 and $69,430, respectively, of uncommitted lines of credit.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Service cost	$—	$—	$235	$299
Interest cost	145	130	440	366
Expected return on plan assets	(119)	(128)	(517)	(563)
Amortization and deferral	—	5	123	303
Net periodic benefit cost	$26	$7	$281	$405

14. Stock-Based Compensation

As of July 3, 2022, the Company maintains the 2017 Equity Incentive Plan as amended from time to time (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $5,330 for the first quarter of fiscal 2023 and $3,659 for the first quarter of fiscal 2022. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the first quarter of fiscal 2023, the Company granted to non-employee directors 2,129 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the first quarter of fiscal 2023, the Company granted to management and other key employees 1,157 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the first quarter of fiscal 2023 included the exercise of 2,343 stock options and the vesting of 31,516 restricted stock units.

As of July 3, 2022, there were 972,439 non-qualified stock options, 843,824 restricted stock units including non-employee director restricted stock units, 75,205 TSRs and 77,100 PSUs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the first quarter ended July 3, 2022:

Shares outstanding as of March 31, 2022	40,986,658
Purchase of treasury stock	(358,365)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	24,578
Shares outstanding as of July 3, 2022	40,652,871

Treasury Stock

During the first quarter ended July 3, 2022, the Company purchased 358,365 shares for $22,907 and 329,008 shares for $31,512 during the first quarter ended July 4, 2021. At July 3, 2022 and March 31, 2022, the Company held 15,117,533 and 14,762,266 shares as treasury stock, respectively. During the first quarter ended July 3, 2022, the Company also issued 3,098 shares out of its treasury stock, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of July 3, 2022 and March 31, 2022, are as follows:

	March 31, 2022	Before Reclassifications	Amounts Reclassified from AOCI	July 3, 2022
Pension funded status adjustment	$(12,637)	$—	$89	$(12,548)
Net unrealized gain (loss) on derivative instruments	2,963	(7,360)	(874)	(5,271)
Foreign currency translation adjustment (1)	(133,821)	(52,010)	—	(185,831)
Accumulated other comprehensive (loss) income	$(143,495)	$(59,370)	$(785)	$(203,650)

(1) Foreign currency translation adjustment for the first quarter ended July 3, 2022 includes a $17,115 gain (net of taxes of $5,222) relating to the net investment hedges entered into by the Company on December 23, 2021.

The following table presents reclassifications from AOCI during the first quarter ended July 3, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(1,141)	Cost of goods sold
Tax expense	267
Net unrealized gain on derivative instruments, net of tax	$(874)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,258)	Interest expense
Tax expense	294
Net unrealized gain on derivative instruments, net of tax	$(964)

Defined benefit pension costs:
Prior service costs and deferrals	$123	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(34)
Net periodic benefit cost, net of tax	$89

The following table presents reclassifications from AOCI during the first quarter ended July 4, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(2,299)	Cost of goods sold
Tax expense	539
Net unrealized gain on derivative instruments, net of tax	$(1,760)

Defined benefit pension costs:
Prior service costs and deferrals	$308	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(68)
Net periodic benefit cost, net of tax	$240

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter ended July 3, 2022:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2022	$—	$557	$571,464	$(719,119)	$1,783,586	$(143,495)	$(3,620)	$1,489,373	$3,902	$1,493,275
Stock-based compensation	—	—	5,330	—	—	—	—	5,330	—	5,330
Exercise of stock options	—	1	—	—	—	—	—	1	—	1
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(633)	—	—	—	—	(633)	—	(633)
Purchase of common stock	—	—	—	(22,907)	—	—	—	(22,907)	—	(22,907)
Other	—	—	(41)	240	—	—	—	199	—	199
Net earnings	—	—	—	—	30,978	—	—	30,978	—	30,978
Dividends ($0.175 per common share)	—	—	174	—	(7,282)	—	—	(7,108)	—	(7,108)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $34)	—	—	—	—	—	89	—	89	—	89
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $2,514)	—	—	—	—	—	(8,234)	—	(8,234)	—	(8,234)
Foreign currency translation adjustment	—	—	—	—	—	(52,010)	—	(52,010)	(210)	(52,220)
Balance at July 3, 2022	$—	$558	$576,294	$(741,786)	$1,807,282	$(203,650)	$(3,620)	$1,435,078	$3,692	$1,438,770

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

	Quarter ended
	July 3, 2022	July 4, 2021
Net earnings attributable to EnerSys stockholders	$30,978	$43,929
Weighted-average number of common shares outstanding:
Basic	40,786,336	42,700,329
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	566,310	837,015
Diluted weighted-average number of common shares outstanding	41,352,646	43,537,344
Basic earnings per common share attributable to EnerSys stockholders	$0.76	$1.03
Diluted earnings per common share attributable to EnerSys stockholders	$0.75	$1.01
Anti-dilutive equity awards not included in diluted weighted-average common shares	1,002,352	165,386

17. Business Segments

Summarized financial information related to the Company's reportable segments for the first quarter ended July 3, 2022 and July 4, 2021, is shown below:

	Quarter ended
	July 3, 2022	July 4, 2021
Net sales by segment to unaffiliated customers (1)
Energy Systems	$408,579	$371,206
Motive Power	367,851	336,116
Specialty	122,541	107,571
Total net sales	$898,971	$814,893
Operating earnings by segment
Energy Systems	$7,674	$7,106
Motive Power	42,287	50,634
Specialty	8,496	10,992
Restructuring and other exit charges - Energy Systems	(162)	(488)
Restructuring and other exit charges - Motive Power	(8,166)	(8,533)
Restructuring and other exit charges - Specialty	—	1,189
Total operating earnings (2)	$50,129	$60,900
(1) Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2) The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.

18. Subsequent Events

On August 10, 2022, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on September 30, 2022, to stockholders of record as of September 16, 2022.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (our “2022 Annual Report”) and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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
•our ability to maintain our existing credit facilities or obtain satisfactory new credit facilities or other borrowings;
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

Economic Climate

The economic climate in North America, China and EMEA began to slow in the first half of calendar 2022 after experiencing strong growth during calendar 2021. All regions are experiencing a rise in inflation and are being negatively impacted by the war in Ukraine. Interest rates are expected to continue to increase in the U.S. and the euro zone will see increased interest rates in the second half of 2022, the region’s first increase in 11 years. China’s slowing economy is facing further headwinds caused by continued COVID-19 lockdowns due to rising cases and its zero-Covid approach.

EnerSys is experiencing supply chain disruptions and cost spikes in certain materials such as plastic resins and electronic components along with transportation and related logistics challenges and broad-based cost increases. In addition, certain locations are experiencing difficulty meeting hiring goals. Generally, our mitigation efforts and ongoing lean initiatives, have tempered the impact of the pandemic-related challenges. The overall market demand remains robust.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. Since the beginning of fiscal year 2023, we have experienced a steady decline in lead prices from just above $1.10 per pound to just below $0.90 per pound. We are experiencing increasing costs in some of our other raw materials such as plastic resins, steel, copper, acid, separator paper and electronics and increased freight and energy costs.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is now subject to agreements that adjust pricing to a market-based index for lead. Customer pricing changes generally lag movements in lead prices and other costs by approximately six to nine months. In fiscal 2023, customer pricing has increased due to certain commodity prices and other costs having increased throughout the year.

Based on current commodity markets, we expect to see continued headwinds from increasing commodity prices, labor and energy costs with related increases in our selling prices in the upcoming year. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead is expected to continue to decline.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $383 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $353 million at July 3, 2022, availability subject to credit agreement financial covenants.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

Our 5% Senior Notes mature on April 30, 2023, unless earlier redeemed or repurchased. We expect to refinance the redemption of the 2023 Notes with borrowings under the Second Amended Credit Facility.

During the current quarter, the Company repurchased 358,365 shares of common stock for approximately $22.9 million.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisition and stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales increased $84.1 million or 10.3% in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022. This increase was the result of an 8% increase in pricing and a 7% increase in organic volume, partially offset by a 5% decrease in foreign currency translation impact.

Segment sales

	Quarter ended July 3, 2022		Quarter ended July 4, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$408.6	45.5%	$371.2	45.6%	$37.4	10.1%
Motive Power	367.9	40.9	336.1	41.2	31.8	9.4
Specialty	122.5	13.6	107.6	13.2	14.9	13.9
Total net sales	$899.0	100.0%	$814.9	100.0%	$84.1	10.3%

Net sales of our Energy Systems segment in the first quarter of fiscal 2023 increased $37.4 million or 10.1% compared to the first quarter of fiscal 2022. This increase was due to a 7% increase each in pricing and organic volume, partially offset by a 4% decrease in foreign currency translation impact.

Net sales of our Motive Power segment in the first quarter of fiscal 2023 increased by $31.8 million or 9.4% compared to the first quarter of fiscal 2022. This increase was primarily due to an 8% increase in pricing and a 7% increase in organic volume, partially offset by a 6% decrease in foreign currency translation impact.

Net sales of our Specialty segment in the first quarter of fiscal 2023 increased by $14.9 million or 13.9% compared to the first quarter of fiscal 2022. The increase was primarily due to a 10% increase in organic volume and a 6% increase in pricing, partially offset by a 2% decrease in foreign currency translation.

Gross Profit

	Quarter ended July 3, 2022		Quarter ended July 4, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$185.5	20.6%	$193.2	23.7%	$(7.7)	(4.0)%

Gross profit decreased $7.7 million or 4.0% in the first quarter compared to the comparable period of fiscal 2022. Gross profit, as a percentage of net sales, decreased 310 basis points in the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022. The decrease in the gross profit margin in the current quarter reflects the negative impact of higher freight costs and component shortages from our supply chain along with other inflationary pressures in raw materials, labor, supplies and utilities, in excess of pricing recoveries and organic volume growth as well as adverse foreign currency translation impact.

Operating Items

	Quarter ended July 3, 2022		Quarter ended July 4, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$127.1	14.1%	$124.5	15.2%	$2.6	2.1%
Restructuring and other exit charges	$8.3	0.9%	$7.8	1.0%	$0.5	6.3%

Operating expenses, as a percentage of sales, decreased 110 basis points in the first quarter of fiscal 2023, compared to the comparable period of fiscal 2022.

Selling expenses, our main component of operating expenses, increased $0.3 million or 0.5% in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 but decreased 60 basis points.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our first quarter of fiscal 2023 operating results are restructuring charges of $0.2 million in Energy Systems.

Included in our first quarter of fiscal 2022 operating results are restructuring charges of $0.9 million in Energy Systems and $0.4 million in Motive Power.

Exit Charges

Fiscal 2023 Program

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produces flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). The Company currently estimates that the total charges for these actions will amount to approximately $18.5 million, of which $7.3 million of non-cash charges relating to fixed asset write-offs were recorded during the current quarter ended July 3, 2022. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9.2 million and other non-cash charges are estimated to be $2.0 million. These actions will result in the reduction of approximately 165 employees. The plan is expected to be completed by calendar 2023.

Fiscal 2022 Program

Hagen, Germany

In fiscal 2021, we committed to a plan to close substantially all of our facility in Hagen, Germany, which produces flooded motive power batteries for electric forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. We plan to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

We currently estimate that the total charges for these actions will amount to approximately $60.0 million of which cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses were estimated to be $40.0 million and non-cash charges from inventory and equipment write-offs were estimated to be $20.0 million. The majority of these charges have been recorded as of March 31, 2022. These actions resulted in the reduction of approximately 200 employees. During fiscal 2021, the Company recorded cash charges relating to severance of $23.3 million and non-cash charges of $7.9 million primarily relating to fixed asset write-offs.

During fiscal 2022, the Company recorded cash charges, primarily relating to severance of $8.1 million and non-cash charges of $3.5 million primarily relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $1.0 million, which was reported in cost of goods sold.

During the first quarter of fiscal 2023, the Company recorded cash charges of $0.7 million relating to site clean up and $0.1 million of non-cash charges relating to accelerated depreciation of fixed assets.

Targovishte, Bulgaria

During fiscal 2019, the Company committed to a plan to close its facility in Targovishte, Bulgaria, which produced diesel-electric submarine batteries. Management determined that the future demand for batteries of diesel-electric submarines was not sufficient given the number of competitors in the market. During the first quarter of fiscal 2022, the Company sold this facility for $1.5 million. A net gain of $1.2 million was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

Zamudio, Spain

During the first quarter of fiscal 2022, the Company closed a minor assembling plant in Zamudio, Spain and sold the same for $1.8 million. A net gain of $0.7 million was recorded as a credit to exit charges in the Consolidated Condensed Statement of Income.

Operating Earnings

	Quarter ended July 3, 2022		Quarter ended July 4, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$7.7	1.9%	$7.1	1.9%	$0.6	8.0%
Motive Power	42.2	11.5	50.6	15.1	(8.4)	(16.5)
Specialty	8.5	6.9	11.0	10.2	(2.5)	(22.7)
Subtotal	58.4	6.5	68.7	8.4	(10.3)	(14.9)
Restructuring and other exit charges - Energy Systems	(0.2)	—	(0.5)	(0.1)	0.3	(66.8)
Restructuring and other exit charges - Motive Power	(8.1)	(2.2)	(8.5)	(2.5)	0.4	(4.3)
Restructuring and other exit charges - Specialty	—	—	1.2	1.1	(1.2)	NM
Total operating earnings	$50.1	5.6%	$60.9	7.5%	$(10.8)	(17.7)%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings decreased $10.8 million or 17.7% in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Operating earnings, as a percentage of net sales, decreased 190 basis points in the first quarter of fiscal 2023, respectively, compared to the first quarter of fiscal 2022.

The Energy Systems operating earnings, as a percentage of sales, remained constant in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Improved organic volume and pricing efforts were offset by higher lead and freight costs.

The Motive Power operating earnings, as a percentage of sales, decreased 360 basis points in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The lag in price recovery to counter the increase in cost of lead, steel and other commodity costs was mainly responsible for the decline in operating earnings in this line of business.

The Specialty operating earnings, as a percentage of sales, decreased 330 basis points in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Despite our efforts to mitigate inflationary pressure on costs with price recoveries, higher manufacturing and operating expenses negatively impacted the performance of this line of business.

Interest Expense

	Quarter ended July 3, 2022		Quarter ended July 4, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$11.6	1.3%	$9.1	1.1%	$2.5	27.3%

Interest expense of $11.6 million in the first quarter of fiscal 2023 (net of interest income of $0.4 million) was $2.5 million higher than the interest expense of $9.1 million in the first quarter of fiscal 2022 (net of interest income of $0.6 million).

The increase in interest expense in the first quarter of fiscal 2023 is primarily due to higher borrowing and higher short term interest rates, partially offset by the benefit from the $300 million cross currency fixed interest rate swaps. Our average debt outstanding was $1,311.4 million in the first quarter of fiscal 2023, compared to $1,033.9 million in the first quarter of fiscal 2022.

Included in interest expense are non-cash charges for deferred financing fees of $0.5 million in both the first quarter of fiscal 2023 and the first quarter of fiscal 2022.

Other (Income) Expense, Net

	Quarter ended July 3, 2022		Quarter ended July 4, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$1.7	0.2%	$(0.5)	—%	$2.2	NM
NM = not meaningful

Other (income) expense, net in the first quarter of fiscal 2023 was expense of $1.7 million compared to income of $0.5 million in the first quarter of fiscal 2022. Foreign currency impact resulted in a loss of $1.3 million in the first quarter of fiscal 2023 compared to a foreign currency gain of $1.1 million in the first quarter of fiscal 2022. Included in the current quarter foreign currency impact is a loss of $5.2 million relating to the remeasurement of monetary assets from the exit of our Russia operations.

Earnings Before Income Taxes

	Quarter ended July 3, 2022		Quarter ended July 4, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$36.8	4.1%	$52.3	6.4%	$(15.5)	(29.7)%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2023 decreased $15.5 million, or 29.7%, compared to the first quarter of fiscal 2022.
Income Tax Expense

	Quarter ended July 3, 2022		Quarter ended July 4, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$5.8	0.6%	$8.4	1.0%	$(2.6)	(30.9)%
Effective tax rate	15.7%		16.0%		(0.3)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2023 and 2022 was based on the estimated effective tax rates applicable for the full years ending March 31, 2023 and March 31, 2022, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which we operate, change in tax laws and the amount of our consolidated earnings before taxes.

The consolidated effective income tax rates for the first quarter of fiscal 2023 and 2022 were 15.7% and 16.0%, respectively. The rate decrease in the first quarter compared to the prior quarter is primarily due to changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 77% for fiscal 2023 compared to 87% for fiscal 2022. The foreign effective income tax rate for the first quarter of fiscal 2023 and 2022 were 11% and 9%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of our overall foreign mix of income for both fiscal 2023 and fiscal 2022 and were taxed at an effective income tax rate of approximately 9% and 8%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities used cash of $71.9 million in the first quarter of fiscal 2023 compared to $48.1 million of cash used in the first quarter of fiscal 2022, with the decrease in operating cash resulting mainly due to changes in our primary working capital, details of which can be found below. In the first quarter of fiscal 2023, primary working capital, net of currency translation changes, resulted in an outflow of funds of $109.0 million. In the first quarter of fiscal 2023, net earnings were $31.0 million, depreciation and amortization $23.6 million, stock-based compensation $5.3 million, non-cash charges relating to exit charges $7.4 million, primarily relating to the Ooltewah, Tennessee plant closure, allowance for doubtful debts of $0.2 million and non-cash interest of $0.5 million. Prepaid and other current assets were a use of funds of $5.5 million, primarily from an increase of $7.2 million of contract assets, partially offset by a decrease of $1.7 million in other prepaid expenses, such as taxes, insurance and other advances. Accrued expenses were a use of funds of $25.0 million primarily from payroll related payments of $13.1 million, selling and other expenses of $10.9 million, interest payments net of accrual of $5.7 million, and other miscellaneous payments of $4.0 million, partially offset by tax accruals of $8.7 million.

In the first quarter of fiscal 2022, operating activities used cash of $48.1 million and primary working capital, net of currency translation changes, resulted in a outflow of funds of $58.2 million. In the first quarter of fiscal 2022, net earnings were $43.9 million, depreciation and amortization $24.4 million, stock-based compensation $3.7 million, non-cash charges relating to exit charges $2.1 million, primarily relating to the Hagen, Germany plant closure, allowance for doubtful debts of $1.0 million and non-cash interest of $0.5 million. Prepaid and other current assets were a use of funds of $15.6 million, primarily from an increase of contract assets of $4.4 million and other prepaid expenses of $11.2 million, such as taxes, insurance and other advances. Accrued expenses were a use of funds of $50.3 million primarily from payroll related accruals of $16.1 million, Hagen severance payments of $11.7 million, selling and other expenses of $8.0 million, interest payment net of accrued interest of $7.4 million, income tax payments of $3.9 million, and other payments of $3.2 million.

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $1,131.5 million (yielding a primary working capital percentage of
31.5%) at July 3, 2022, $1,042.0 million (yielding a primary working capital percentage of 28.7%) at March 31, 2022 and $851.5 million at July 4, 2021 (yielding a primary working capital percentage of 26.1%). The primary working capital percentage of 31.5% at July 3, 2022 is 280 basis points higher than that for March 31, 2022 and 540 basis points higher than that for July 4, 2021. The large increase in primary working capital dollars, compared to March 31, 2022 and the first quarter of fiscal 2022, reflects the increase in all components of inventory due to strategic investment, supply chain delays, new products and higher inventory costs from higher raw material costs, manufacturing and freight costs and to address the high backlog of customer orders. In addition, trade payables decreased compared to March 31, 2022, due to seasonal reduction. Trade payables increased in the current quarter compared to the first quarter of fiscal 2022 due to higher sales in the current quarter.

Primary working capital and primary working capital percentages at July 3, 2022, March 31, 2022 and July 4, 2021 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
July 3, 2022	$697.1	$777.7	$(343.3)	$1,131.5	$3,595.9	31.5%
March 31, 2022	719.4	715.7	(393.1)	1,042.0	3,628.1	28.7
July 4, 2021	581.0	563.9	(293.4)	851.5	3,259.6	26.1

Investing activities used cash of $22.9 million in the first quarter of fiscal 2023 which primarily consisted of capital expenditures of $23.0 million relating to plant improvements.

Investing activities used cash of $13.1 million in the first quarter of fiscal 2022 which primarily consisted of capital expenditures of $16.4 million relating to plant improvements. We also received $3.3 million from the sale of our facilities in Europe.

Financing activities provided cash of $97.5 million in the first quarter of fiscal 2023. During the first quarter of fiscal 2023, we borrowed $163.2 million under the Second Amended Revolver and repaid $27.2 million of the Second Amended Revolver. Net repayments on short-term debt were $8.0 million. Treasury stock open market purchases were $22.9 million, payment of cash dividends to our stockholders were $7.1 million and payment of taxes related to net share settlement of equity awards were $.6 million.

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
Currency translation had a negative impact of $22.0 million on our cash balance in the first quarter of fiscal 2023 compared to the positive impact of $4.8 million in the first quarter of fiscal 2022. In the first quarter of fiscal 2023, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound generally weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $19.2 million to $383.2 million, in the first quarter of fiscal 2023 compared to a decrease by $45.6 million to $406.2 million, in the first quarter of fiscal 2022.

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

We are in compliance with all covenants and conditions under our Second Amended Credit Facility and Senior Notes. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 10 to the Consolidated Financial Statements included in our 2022 Annual Report and Note 12 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2022 Annual Report. As of July 3, 2022, we had no significant changes to our contractual obligations table contained in our 2022 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at July 3, 2022 are $6.1 million (pre-tax). Those contracts that result in an asset position at July 3, 2022 are $23.5 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

During fiscal 2022, the Company entered into cross currency fixed interest rate swap agreements, with aggregate notional amounts of $300 million, to hedge its net investments in foreign operations against future volatility in the exchange rates between U.S. dollars and euros. These swaps mature on December 15, 2027. Depending on the movement in the exchange rates between U.S. dollars and euros at maturity, the Company may owe the counterparties an amount that is different from the original notional amount of $300 million.

Excluding the cross currency fixed interest rate swap agreements, the vast majority of these contracts will settle within one year.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased annual interest expense, by approximately $8.3 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
July 3, 2022	$54.1	55.5	$0.97	8%
March 31, 2022	56.8	54.0	1.05	8
July 4, 2021	48.7	50.0	0.97	9

(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining three quarters of this fiscal year, we believe approximately 46% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at July 3, 2022, lead purchased by July 3, 2022 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $23 million in the first quarter of fiscal 2023.

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

Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. We also selectively hedge anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with Topic 815 - Derivatives and Hedging. During the third quarter of fiscal year 2022, we also entered into cross currency fixed interest rate swap agreements, to hedge our net investments in foreign operations against future volatility in the exchange rates between U.S. dollars and euros.

At July 3, 2022 and July 4, 2021, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $36.7 million and $3.6 million, respectively.

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
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2022 Annual Report, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 – May 1, 2022	39,576	$73.45	39,576	$180,545,374
May 2 – May 29, 2022	328,846	62.72	318,789	310,545,418
May 30 – July 3, 2022	2,079	68.58	—	310,545,418
Total	370,501	$63.90	358,365

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.
(2) On March 9, 2022, the Company announced the establishment of a $150.0 million stock repurchase authorization, with no expiration date.

Item 4.	Mine Safety Disclosures
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

10.1	Form of Stock Option Agreement – Employees – Amended and Restated 2017 Equity Incentive Plan (filed herewith).

10.2	Form of Restricted Stock Unit Agreement – Employees – Amended and Restated 2017 Equity Incentive Plan (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Andrea J. Funk
Andrea J. Funk
Chief Financial Officer

Date: August 10, 2022