Form 10-Q/A
period 2022-07-03
EnerSys
filed 2022-08-11
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Common Stock outstanding at August 5, 2022: 40,658,246 shares

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of EnerSys for the quarterly period ended July 3, 2022, originally filed on August 10, 2022 (the “Original Filing”), is being filed solely to correct an error in the maximum number of shares of common stock that may be purchased under the plan or programs in Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 – May 1, 2022	39,576	$73.45	39,576	$180,545,374
May 2 – May 29, 2022	328,846	62.72	318,789	160,545,418
May 30 – July 3, 2022	2,079	68.58	—	160,545,418
Total	370,501	$63.90	358,365

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.
(2) On March 9, 2022, the Company announced the establishment of a $150.0 million stock repurchase authorization, with no expiration date.

ITEM 6.	EXHIBITS
 The following is a list of all exhibits filed as a part of this Quarterly Report on Form 10-Q/A.

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Andrea J. Funk
Andrea J. Funk
Chief Financial Officer

Date: August 11, 2022

4