Form 10-Q
period 2022-10-02
EnerSys
filed 2022-11-09
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022

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
Common Stock outstanding at November 4, 2022: 40,829,557 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	October 2, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$294,423	$402,488
Accounts receivable, net of allowance for doubtful accounts: October 2, 2022 - $10,914; March 31, 2022 - $12,219	705,481	719,434
Inventories, net	811,998	715,712
Prepaid and other current assets	148,774	155,559
Total current assets	1,960,676	1,993,193
Property, plant, and equipment, net	481,551	503,264
Goodwill	658,265	700,640
Other intangible assets, net	374,047	396,202
Deferred taxes	56,163	60,479
Other assets	93,461	82,868
Total assets	$3,624,163	$3,736,646
Liabilities and Equity
Current liabilities:
Short-term debt	$34,581	$55,084
Accounts payable	344,941	393,096
Accrued expenses	292,969	289,950
Total current liabilities	672,491	738,130
Long-term debt, net of unamortized debt issuance costs	1,295,827	1,243,002
Deferred taxes	76,748	78,228
Other liabilities	164,679	184,011
Total liabilities	2,209,745	2,243,371
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at October 2, 2022 and at March 31, 2022	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 55,935,472 shares issued and 40,821,711 shares outstanding at October 2, 2022; 55,748,924 shares issued and 40,986,658 shares outstanding at March 31, 2022	559	557
Additional paid-in capital	577,520	571,464
Treasury stock at cost, 15,113,761 shares held as of October 2, 2022 and 14,762,266 shares held as of March 31, 2022	(741,510)	(719,119)
Retained earnings	1,834,442	1,783,586
Contra equity - indemnification receivable	(2,657)	(3,620)
Accumulated other comprehensive loss	(257,414)	(143,495)
Total EnerSys stockholders’ equity	1,410,940	1,489,373
Nonredeemable noncontrolling interests	3,478	3,902
Total equity	1,414,418	1,493,275
Total liabilities and equity	$3,624,163	$3,736,646
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	October 2, 2022	October 3, 2021
Net sales	$899,437	$791,395
Cost of goods sold	703,002	612,575
Inventory adjustment relating to exit activities	1,544	960
Gross profit	194,891	177,860
Operating expenses	137,357	125,309
Restructuring and other exit charges	3,265	2,857
Operating earnings	54,269	49,694
Interest expense	15,461	9,573
Other (income) expense, net	(1,446)	198
Earnings before income taxes	40,254	39,923
Income tax expense	5,782	4,297
Net earnings attributable to EnerSys stockholders	$34,472	$35,626
Net earnings per common share attributable to EnerSys stockholders:
Basic	$0.85	$0.84
Diluted	$0.84	$0.82
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	40,740,989	42,575,576
Diluted	41,167,622	43,255,832
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	October 2, 2022	October 3, 2021
Net sales	$1,798,408	$1,606,288
Cost of goods sold	1,416,438	1,234,249
Inventory adjustment relating to exit activities	1,544	960
Gross profit	380,426	371,079
Operating expenses	264,435	249,796
Restructuring charges and other exit charges	11,593	10,689
Operating earnings	104,398	110,594
Interest expense	27,058	18,680
Other expense (income), net	327	(298)
Earnings before income taxes	77,013	92,212
Income tax expense	11,563	12,657
Net earnings attributable to EnerSys stockholders	$65,450	$79,555
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.61	$1.87
Diluted	$1.59	$1.83
Dividends per common share	$0.35	$0.35
Weighted-average number of common shares outstanding:
Basic	40,763,663	42,637,953
Diluted	41,260,134	43,396,588
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net earnings	$34,472	$35,626	$65,450	$79,555
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments, net of tax	2,116	(2,233)	(6,118)	1,664
Pension funded status adjustment, net of tax	81	233	170	473
Foreign currency translation adjustment	(56,175)	(23,658)	(108,395)	(8,337)
Total other comprehensive (loss) income, net of tax	(53,978)	(25,658)	(114,343)	(6,200)
Total comprehensive (loss) income	(19,506)	9,968	(48,893)	73,355
Comprehensive (loss) income attributable to noncontrolling interests	(214)	15	(424)	64
Comprehensive (loss) income attributable to EnerSys stockholders	$(19,292)	$9,953	$(48,469)	$73,291
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	October 2, 2022	October 3, 2021
Cash flows from operating activities
Net earnings	$65,450	$79,555
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,405	48,340
Write-off of assets relating to exit activities	9,081	3,756
Derivatives not designated in hedging relationships:
Net (losses) gains	472	(117)
Cash (settlements) proceeds	(2,015)	147
Provision for doubtful accounts	206	1,240
Deferred income taxes	(126)	108
Non-cash interest expense	974	1,133
Stock-based compensation	11,864	9,424
(Gain) loss on disposal of property, plant, and equipment	(135)	(37)
Changes in assets and liabilities:
Accounts receivable	(18,409)	15,914
Inventories	(138,327)	(125,479)
Prepaid and other current assets	(17,544)	(18,969)
Other assets	(266)	1,686
Accounts payable	(21,417)	(32,694)
Accrued expenses	(9,443)	(48,013)
Other liabilities	2,929	(1,565)
Net cash used in operating activities	(70,301)	(65,571)

Cash flows from investing activities
Capital expenditures	(39,653)	(34,622)
Proceeds from disposal of facility	—	3,268
Proceeds from termination of net investment hedges	43,384	—
Proceeds from disposal of property, plant, and equipment	376	133
Net cash provided by (used in) investing activities	4,107	(31,221)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(17,067)	2,155
Proceeds from Second Amended Revolver borrowings	244,100	275,700
Repayments of Second Amended Revolver borrowings	(184,100)	(5,700)
Repayments of Second Amended Term Loan	—	(161,447)
Debt Issuance Costs	—	(2,952)
Financing costs for debt modification	(1,096)	—
Option proceeds, net	114	1,158
Payment of taxes related to net share settlement of equity awards	(6,257)	(9,000)
Purchase of treasury stock	(22,907)	(31,512)
Dividends paid to stockholders	(14,246)	(14,891)
Other	568	393
Net cash (used in) provided by financing activities	(891)	53,904
Effect of exchange rate changes on cash and cash equivalents	(40,980)	(1,414)
Net decrease in cash and cash equivalents	(108,065)	(44,302)
Cash and cash equivalents at beginning of period	402,488	451,808
Cash and cash equivalents at end of period	$294,423	$407,506
See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and six months ended October 2, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023.

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

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the second quarter of fiscal 2023 and 2022 amounted to $100,990 and $90,112, respectively. Service revenues for the six months of fiscal 2023 and 2022 amounted to $200,814 and $172,630, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the second quarter of fiscal 2023 and 2022 amounted to $56,202 and $43,607, respectively. Revenues recognized over time for the six months of fiscal 2023 and 2022 amounted to $113,206 and $84,511, respectively.

On October 2, 2022, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $167,127, of which, the Company estimates that approximately $125,736 will be recognized as revenue in fiscal 2023, $37,152 in fiscal 2024, and $4,239 in fiscal 2025.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of October 2, 2022, the current and non-current portion of contract liabilities were $23,995 and $1,232, respectively. As of March 31, 2022, the current and non-current portion of contract liabilities were $27,870 and $1,387, respectively. Revenues recognized during the second quarter of fiscal 2023 and 2022 that were included in the contract liability at the beginning of the quarter, amounted to $5,832 and $5,467, respectively. Revenues recognized during the six months of fiscal 2023 and 2022 that were included in the contract liability at the beginning of the year, amounted to $6,877 and $5,182, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $64,824 and $59,924 as of October 2, 2022 and March 31, 2022, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At October 2, 2022, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,605 and refund liability representing amounts estimated to be refunded to customers was $8,831.

3. Leases

The Company leases manufacturing facilities, distribution centers, office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 17 years.

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized on a straight-line basis over the lease term.

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of October 2, 2022	As of March 31, 2022
Operating Leases:
Right-of-use assets	Other assets	$70,990	$71,085
Operating lease current liabilities	Accrued expenses	20,362	20,086
Operating lease non-current liabilities	Other liabilities	53,059	52,904
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$122	$344
Finance lease current liabilities	Accrued expenses	53	185
Finance lease non-current liabilities	Other liabilities	109	231

The components of lease expense for the second quarter and six months ended October 2, 2022 and October 3, 2021 were as follows:

		Quarter ended		Six months ended
	Classification	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Operating Leases:
Operating lease cost	Operating expenses	$6,668	$6,422	$13,252	$13,138
Variable lease cost	Operating expenses	3,221	2,354	6,628	4,927
Short term lease cost	Operating expenses	1,411	1,753	2,849	3,570
Finance Leases:
Depreciation	Operating expenses	$19	$59	$71	$119
Interest expense	Interest expense	2	7	6	15
Total		$11,321	$10,595	$22,806	$21,769

The following table presents the weighted average lease term and discount rates for leases as of October 2, 2022 and March 31, 2022:

	October 2, 2022	March 31, 2022
Operating Leases:
Weighted average remaining lease term (years)	6.1 years	6.1 years
Weighted average discount rate	4.56%	4.43%
Finance Leases:
Weighted average remaining lease term (years)	2.6 years	2.3 years
Weighted average discount rate	4.60%	4.79%
The following table presents future payments due under leases reconciled to lease liabilities as of October 2, 2022:

	Finance Leases	Operating Leases
Six months ended March 31, 2023	$38	$12,400
Year ended March 31,
2024	62	19,209
2025	42	14,024
2026	23	10,401
2027	—	8,214
Thereafter	—	20,184
Total undiscounted lease payments	165	84,432
Present value discount	3	11,011
Lease liability	$162	$73,421

The following table presents supplemental disclosures of cash flow information related to leases for the second quarter and six months ended October 2, 2022 and October 3, 2021:

	Quarter ended		Six months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	$7	$6	$15
Operating cash flows from operating leases	6,576	6,484	12,910	13,249
Financing cash flows from finance leases	20	60	72	120
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	2,764	1,909	5,537	5,590

4. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	October 2, 2022			March 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$144,779	$(953)	$143,826	$145,808	$(953)	$144,855
Finite-lived intangible assets:
Customer relationships	294,374	(120,746)	173,628	298,577	(109,820)	188,757
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	96,560	(43,165)	53,395	97,367	(38,712)	58,655
Trademarks	8,925	(5,727)	3,198	8,947	(5,012)	3,935
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$548,659	$(174,612)	$374,047	$554,720	$(158,518)	$396,202

The Company’s amortization expense related to finite-lived intangible assets was $8,012 and $16,094 for the second quarter and six months of fiscal 2023, compared to $8,329 and $16,748 for the second quarter and six months of fiscal 2022. The expected amortization expense based on the finite-lived intangible assets as of October 2, 2022, is $14,631 for the remainder of fiscal 2023, $27,691 in fiscal 2024, $26,550 in fiscal 2025, $25,616 in fiscal 2026 and $24,822 in fiscal 2027.

Goodwill
The following table presents the amount of goodwill, as well as any changes in the carrying amount of goodwill by segment during the six months of fiscal 2023:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2022	$279,461	$323,303	$97,876	$700,640
Foreign currency translation adjustment	(29,588)	(10,223)	(2,564)	(42,375)
Balance as of October 2, 2022	$249,873	$313,080	$95,312	$658,265

5. Inventories

	October 2, 2022	March 31, 2022
Raw materials	$321,649	$260,604
Work-in-process	119,313	109,441
Finished goods	371,036	345,667
Total	$811,998	$715,712

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of October 2, 2022 and March 31, 2022, and the basis for that measurement:

	Total Fair Value Measurement October 2, 2022	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(942)	$—	$(942)	$—
Foreign currency forward contracts	1,628	—	1,628	—
Net investment hedges	(3,498)	—	(3,498)	—
Total derivatives	$(2,812)	$—	$(2,812)	$—

	Total Fair Value Measurement March 31, 2022	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$2,520	$—	$2,520	$—
Foreign currency forward contracts	(256)	—	(256)	—
Net investment hedges	298	—	298	—
Total derivatives	$2,562	$—	$2,562	$—

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

In fiscal 2020, the Company issued its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”), with an original face value of $300,000. The Company's 5.00% Senior Notes due April 30, 2023 (the “2023 Notes”), with an original face value of $300,000, were issued in fiscal 2016. The fair value of the 2027 Notes and 2023 Notes (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 88% and 95% of face value on October 2, 2022 and March 31, 2022, respectively. The 2023 Notes were trading at approximately 99% and 101% of face value on October 2, 2022 and March 31, 2022, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at October 2, 2022 and March 31, 2022 were as follows:

	October 2, 2022		March 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$(2,812)	$(2,812)	$2,562	$2,562
Financial liabilities:
Senior Notes (2)	$600,000	$561,750	$600,000	$585,750
(1)Represents lead, foreign currency forward contracts and net investment hedges (see Note 7 for asset and liability positions of the lead, foreign currency forward contracts and net investment hedges at October 2, 2022 and March 31, 2022).
(2)The fair value amount of the Senior Notes at October 2, 2022 and March 31, 2022 represent the trading value of the instruments.

Non-recurring fair value measurements

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which focused on manufacturing flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). As a result, the Company concluded that the carrying value of the asset group was not recoverable and recorded during the first quarter of fiscal 2023 a write-off of $7,300 of the fixed assets, for which there is expected to be no salvageable value. The valuation technique used to measure the fair value of fixed assets was a combination of the income and market approaches. The inputs used to measure the fair value of these fixed assets under the income approach were largely unobservable and accordingly were classified as Level 3.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At October 2, 2022 and March 31, 2022, the Company has hedged the price to purchase approximately 67.5 million pounds and 54.0 million pounds of lead, respectively, for a total purchase price of $59,429 and $56,768, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of October 2, 2022 and March 31, 2022, the Company had entered into a total of $35,916 and $29,676, respectively, of such contracts.

Derivatives in Net Investment Hedging Relationships

Net Investment Hedges

The Company uses cross currency fixed interest rate swaps to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollar and euro.

On September 29, 2022, the Company terminated its $300,000 cross-currency fixed interest rate swap contracts, originally entered into on December 23, 2021, and received a net settlement of $43,384. The cash proceeds have been included in Proceeds from termination of net investment hedges in our Consolidated Condensed Statements of Cash Flows.

On September 29, 2022, the Company entered into a cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150,000, maturing on December 15, 2027. The cross-currency fixed interest rate swap contracts qualify for hedge accounting as a net investment hedging instrument, which allows for them to be remeasured to foreign currency translation adjustment within AOCI (“Accumulated Other Comprehensive Income”) to offset the translation risk from those investments. Balances in the foreign currency translation adjustment accounts remain until the sale or substantially complete liquidation of the foreign entity, upon which they are recognized as a component of income (expense).

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $2,378 of pretax loss relating to lead, foreign currency forward contracts and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of October 2, 2022 and March 31, 2022, the notional amount of these contracts was $52,128 and $22,990, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
October 2, 2022 and March 31, 2022

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	October 2, 2022	March 31, 2022	October 2, 2022	March 31, 2022	October 2, 2022	March 31, 2022
Prepaid and other current assets:
Lead forward contracts	$—	$2,520	$—	$—	$—	$—
Foreign currency forward contracts	596	256	—	—	1,031	—
Net investment hedges	—	—	1,143	4,388	—	—
Other assets:
Net investment hedges	—	—	—	—	—	—
Total assets	$596	$2,776	$1,143	$4,388	$1,031	$—
Accrued expenses:
Lead forward contracts	$942	$—	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	—	512
Other liabilities:
Net investment hedges	—	—	4,641	4,090	—	—
Total liabilities	$942	$—	$4,641	$4,090	$—	$512

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 2, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$334	Cost of goods sold	$(1,893)
Foreign currency forward contracts	1,361	Cost of goods sold	826
Total	$1,695		$(1,067)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$17,023	Interest expense	$1,665
Total	$17,023		$1,665

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(688)
Total		$(688)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 3, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(2,409)	Cost of goods sold	$817
Foreign currency forward contracts	442	Cost of goods sold	132
Total	$(1,967)		$949

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$123
Total		$123
The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 2, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(10,528)	Cost of goods sold	$(1,198)
Foreign currency forward contracts	2,616	Cost of goods sold	1,272
Total	$(7,912)		$74

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$40,618	Interest expense	$2,923
Total	$40,618		$2,923

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(472)
Total		$(472)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 3, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$5,163	Cost of goods sold	$3,276
Foreign currency forward contracts	253	Cost of goods sold	(28)
Total	$5,416		$3,248

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$117
Total		$117

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2023 and 2022 was based on the estimated effective tax rates applicable for the full years ending March 31, 2023 and March 31, 2022, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, change in tax laws and the amount of the Company's consolidated earnings before taxes.

The consolidated effective income tax rates for the second quarter of fiscal 2023 and 2022 were 14.4% and 10.8% and for the six months of fiscal 2023 and 2022 were 15.0% and 13.7%, respectively. The rate increase in the second quarter and six months of fiscal 2023 compared to the prior year periods are primarily due to discrete tax items and changes in mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 83% for fiscal 2023 compared to 87% for fiscal 2022. The foreign effective tax rates for the six months of fiscal 2023 and 2022 were 12% and 10%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2023 and fiscal 2022 and were taxed at an effective income tax rate of approximately 9% and 8%, respectively.

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

	Quarter ended		Six months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Balance at beginning of period	$52,954	$59,167	$54,978	$58,962
Current period provisions	6,461	2,331	11,401	7,661
Costs incurred	(5,313)	(4,120)	(11,057)	(9,372)
Foreign currency translation adjustment	(1,708)	(1,156)	(2,928)	(1,029)
Balance at end of period	$52,394	$56,222	$52,394	$56,222

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. For additional information regarding these matters, see Note 19 - Commitments, Contingencies and Litigation to the Consolidated Financial Statements contained in the 2022 Annual Report. As of October 2, 2022 and March 31, 2022, the Company did not have a reserve balance related to these matters.

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

Lead, Foreign Currency Forward Contracts and Swaps

To stabilize its lead costs and reduce volatility from currency and interest rate movements, the Company entered into contracts with financial institutions. The vast majority of lead and foreign currency contracts are for a period not extending beyond one year. The Company also entered into a cross currency fixed interest rate swap agreement, maturing on December 15, 2027, to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollar and euro. Please refer to Note 7 - Derivative Financial Instruments for more details.

11. Restructuring and other Exit Charges

Restructuring Programs

As disclosed in the 2022 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $1,293 remaining to be incurred by the end of fiscal 2023, mainly related to plans started in fiscal 2021 and fiscal 2022. Restructuring and exit charges for the second quarter and six months of fiscal 2023 by reportable segments are as follows:

	Quarter ended October 2, 2022
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$777	$152	$—	$929
Exit charges	—	2,336	—	2,336
Restructuring and other exit charges	$777	$2,488	$—	$3,265

	Six months ended October 2, 2022
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$939	$152	$—	$1,091
Exit charges	—	10,502	—	10,502
Restructuring and other exit charges	$939	$10,654	$—	$11,593

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2022	$1,030
Accrued	1,091
Costs incurred	(736)
Foreign currency impact	(92)
Balance as of October 2, 2022	$1,293

Exit Charges

Fiscal 2023 Program

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produces flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18,500. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9,200 and non-cash charges from inventory and fixed asset write-offs are estimated to be $9,300. These actions will result in the reduction of approximately 165 employees. The plan is expected to be completed by calendar 2023.

During the six months of fiscal 2023, the Company recorded cash charges relating primarily to severance of $1,577 and non-cash charges of $7,261 relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $1,544, which was reported in cost of goods sold.

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

The Company currently estimates that the total charges for these actions will amount to approximately $60,000, of which cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses were estimated to be $40,000 and non-cash charges from inventory and equipment write-offs were estimated to be $20,000. The majority of these charges were recorded as of October 2, 2022. These actions resulted in the reduction of approximately 200 employees.

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

During the six months of fiscal 2023, the Company recorded cash charges of $1,351 relating to site cleanup and $276 of non-cash charges relating to accelerated depreciation of fixed assets.

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

12. Debt

The following summarizes the Company’s long-term debt as of October 2, 2022 and March 31, 2022:

	October 2, 2022		March 31, 2022
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$3,305	$600,000	$3,905
Second Amended Credit Facility, due 2026	702,119	2,987	650,268	3,361
	$1,302,119	$6,292	$1,250,268	$7,266
Less: Unamortized issuance costs	6,292		7,266
Long-term debt, net of unamortized issuance costs	$1,295,827		$1,243,002

The Company's Senior Notes comprise the following:

4.375% Senior Notes due 2027

On December 11, 2019, the Company issued $300,000 in aggregate principal amount of its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”). Proceeds from this offering, net of debt issuance costs were $296,250 and were utilized to pay down the Amended 2017 Revolver (defined below). The 2027 Notes bear interest at a rate of 4.375% per annum accruing from December 11, 2019. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The 2027 Notes mature on December 15, 2027, unless earlier redeemed or repurchased in full and are unsecured and unsubordinated obligations of the Company. They are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries that are guarantors under the Third Amended Credit Facility (defined below). These guarantees are unsecured and unsubordinated obligations of such guarantors.

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

5.00% Senior Notes due 2023

The 5% Senior Notes due April 30, 2023 (the “2023 Notes”) bear interest at a rate of 5.00% per annum and have an original face value of $300,000. Interest is payable semiannually in arrears on April 30 and October 30 of each year and commenced on October 30, 2015. The 2023 Notes will mature on April 30, 2023, unless earlier redeemed or repurchased in full. The 2023 Notes are unsecured and unsubordinated obligations of the Company. The 2023 Notes are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries that are guarantors under the Third Amended Credit Facility (defined below). These guarantees are unsecured and unsubordinated obligations of such guarantors.

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

During the second quarter of fiscal 2022, the Company entered into a second amendment to the 2017 Credit Facility (as amended, the “Second Amended Credit Facility”). The Second Amended Credit Facility, scheduled to mature on September 30, 2026, consists of a $130,000 senior secured term loan (the “Second Amended Term Loan”), a CAD 106,440 ($84,229) senior secured term loan and an $850,000 senior secured revolving credit facility (the “Second Amended Revolver”). The second amendment resulted in a decrease of the Amended Term Loan by $150,000 and an increase of the Amended Revolver by $150,000.

The quarterly installments payable on the Second Amended Term Loan are $2,589 beginning December 31, 2022, $3,883 beginning December 31, 2024 and $5,178 beginning December 31, 2025 with a final payment of $155,339 on September 30, 2026. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) plus (i) LIBOR plus between 1.125% and 2.25% (currently 1.75% and based on the Company's consolidated total net leverage ratio) or (ii) the U.S. Dollar Base Rate plus between 0.125% and 1.25%, (currently 0.75% and based on the Company's consolidated total net leverage ratio) which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%. The Third Amended Credit Facility (defined below) provides for alternate benchmark rates such as the Secured Overnight Financing Rate (“SOFR”) to replace LIBOR when it is phased out.

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provides a new incremental delayed-draw senior secured term loan up to $300,000 (the “Third Amended Term Loan”), which shall be available to draw at any time until March 15, 2023. Once drawn, the funds will mature on September 30, 2026, the same as the Company's Second Amended Term loan and Second Amended Revolver. In connection with the agreement, the Company incurred $1,161 in third party administrative and legal fees recognized in interest expense and capitalized $1,096 in charges from existing lenders as a deferred asset.

The Third Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and / or one or more new tranches of term loans, under certain conditions. The Third Amended Term Loan bears interest, at the Company's option, at a rate per annum equal to either (i) the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus (i) SOFR plus between 1.375% and 2.50% or (ii) the U.S. Dollar Base Rate plus between 0.375% and 1.50%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Term SOFR plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero). Until the funds are drawn, the Company must pay a commitment fee of 0.175% to 0.35% (currently 0.30% and based on the Company's consolidated total net leverage ratio) at a rate per annum on the unused portion.

Obligations under the Third Amended Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the Third Amended Credit Facility and up to 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The Third Amended Credit Facility allows for up to two temporary increases in the maximum leverage ratio to 4.50x from 4.00x to 4.25x for a four quarter period following an acquisition larger than $250,000. Effective with the Third Amended Credit Facility, the maximum leverage ratio increased from 3.50x to 4.25x effective to the last day of the second quarter of fiscal year 2024 and decreasing subsequently to 4.00x.

As of October 2, 2022, the Company had $495,000 outstanding under the Second Amended Revolver, $207,119 under the Second Amended Term Loan, and none outstanding under the Third Amended Term Loan.

Current Portion of Debt

The current portion of the Second Amended Term Loan and the 2023 Notes are $10,358 and $300,000, respectively, and are classified as long-term debt, as the Company expects to refinance the future quarterly payments with borrowings under the Second Amended Revolver and redemption of the 2023 Notes with borrowings under the Third Amended Term Loan.

Short-Term Debt

As of October 2, 2022 and March 31, 2022, the Company had $34,581 and $55,084, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 6.2% and 2.4%, respectively, at October 2, 2022 and March 31, 2022.

Letters of Credit

As of October 2, 2022 and March 31, 2022, the Company had $3,229 and $2,959 of standby letters of credit, respectively.

Debt Issuance Costs

In connection with the Second Amended Credit Facility, the Company capitalized $2,952 in debt issuance costs and wrote off $128 of unamortized debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $487 and $615, respectively, for the second quarter ended October 2, 2022 and October 3, 2021 and $974 and $1,133 for the six months of fiscal 2023 and 2022, respectively. Debt issuance costs, net of accumulated amortization, totaled $6,292 and $7,266, respectively, at October 2, 2022 and March 31, 2022.

Available Lines of Credit

As of October 2, 2022 and March 31, 2022, the Company had available and undrawn, under all its lines of credit, $737,747 and $482,305, respectively, including $85,142 and $69,430, respectively, of uncommitted lines of credit.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Service cost	$—	$—	$218	$291
Interest cost	145	130	413	360
Expected return on plan assets	(118)	(129)	(485)	(555)
Amortization and deferral	—	5	115	297
Net periodic benefit cost	$27	$6	$261	$393

	United States Plans		International Plans
	Six months ended		Six months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Service cost	$—	$—	$453	$590
Interest cost	290	260	853	726
Expected return on plan assets	(237)	(257)	(1,002)	(1,118)
Amortization and deferral	—	10	238	600
Net periodic benefit cost	$53	$13	$542	$798

14. Stock-Based Compensation

As of October 2, 2022, the Company maintains the 2017 Equity Incentive Plan as amended from time to time (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $6,534 for the second quarter of fiscal 2023 and $5,765 for the second quarter of fiscal 2022. Stock-based compensation was $11,864 and $9,424 for the six months of fiscal 2023 and fiscal 2022, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the six months of fiscal 2023, the Company granted to non-employee directors 36,404 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the six months of fiscal 2023, the Company granted to management and other key employees 310,140 non-qualified stock options that vest ratably over three years from the date of grant and 345,449 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the six months of fiscal 2023 included the exercise of 4,328 stock options and the vesting of 219,068 restricted stock units, 29,171 TSRs and 21,195 PSUs.

As of October 2, 2022, there were 1,277,124 non-qualified stock options, 1,021,472 restricted stock units including non-employee director restricted stock units and 31,510 TSRs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the six months ended October 2, 2022:

Shares outstanding as of March 31, 2022	40,986,658
Purchase of treasury stock	(358,365)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	193,418
Shares outstanding as of October 2, 2022	40,821,711

Treasury Stock

During the six months ended October 2, 2022, the Company purchased 358,365 shares for $22,907 and 329,008 shares for $31,512 during the six months ended October 3, 2021. At October 2, 2022 and March 31, 2022, the Company held 15,113,761 and 14,762,266 shares as treasury stock, respectively. During the six months ended October 2, 2022, the Company also issued 6,870 shares out of its treasury stock, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of October 2, 2022 and March 31, 2022, are as follows:

	March 31, 2022	Before Reclassifications	Amounts Reclassified from AOCI	October 2, 2022
Pension funded status adjustment	$(12,637)	$—	$170	$(12,467)
Net unrealized gain (loss) on derivative instruments	2,963	(6,062)	(56)	(3,155)
Foreign currency translation adjustment (1)	(133,821)	(107,971)	—	(241,792)
Accumulated other comprehensive (loss) income	$(143,495)	$(114,033)	$114	$(257,414)
(1) Foreign currency translation adjustment for the six months ended October 2, 2022 includes a $28,882 gain (net of taxes of $8,813) related to the Company terminating its $300,000 cross-currency fixed interest rate swap contract on September 29, 2022, resulting in cash proceeds of $43,384.

The following table presents reclassifications from AOCI during the second quarter ended October 2, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$1,067	Cost of goods sold
Tax benefit	(249)
Net unrealized loss on derivative instruments, net of tax	$818

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,665)	Interest expense
Tax expense	389
Net unrealized gain on derivative instruments, net of tax	$(1,276)

Defined benefit pension costs:
Prior service costs and deferrals	$115	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(34)
Net periodic benefit cost, net of tax	$81

The following table presents reclassifications from AOCI during the six months ended October 2, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(74)	Cost of goods sold
Tax expense	18
Net unrealized gain on derivative instruments, net of tax	$(56)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(2,923)	Interest expense
Tax expense	683
Net unrealized gain on derivative instruments, net of tax	$(2,240)

Defined benefit pension costs:
Prior service costs and deferrals	$238	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(68)
Net periodic benefit cost, net of tax	$170

The following table presents reclassifications from AOCI during the second quarter ended October 3, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(949)	Cost of goods sold
Tax expense	222
Net unrealized gain on derivative instruments, net of tax	$(727)

Defined benefit pension costs:
Prior service costs and deferrals	$302	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(69)
Net periodic benefit cost, net of tax	$233

The following table presents reclassifications from AOCI during the six months ended October 3, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(3,248)	Cost of goods sold
Tax expense	761
Net unrealized loss on derivative instruments, net of tax	$(2,487)

Defined benefit pension costs:
Prior service costs and deferrals	$610	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(137)
Net periodic benefit cost, net of tax	$473

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended October 2, 2022:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2022	$—	$557	$571,464	$(719,119)	$1,783,586	$(143,495)	$(3,620)	$1,489,373	$3,902	$1,493,275
Stock-based compensation	—	—	5,330	—	—	—	—	5,330	—	5,330
Exercise of stock options	—	1	—	—	—	—	—	1	—	1
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(633)	—	—	—	—	(633)	—	(633)
Purchase of common stock	—	—	—	(22,907)	—	—	—	(22,907)	—	(22,907)
Other	—	—	(41)	240	—	—	—	199	—	199
Net earnings	—	—	—	—	30,978	—	—	30,978	—	30,978
Dividends ($0.175 per common share)	—	—	174	—	(7,282)	—	—	(7,108)	—	(7,108)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $34)	—	—	—	—	—	89	—	89	—	89
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $2,514)	—	—	—	—	—	(8,234)	—	(8,234)	—	(8,234)
Foreign currency translation adjustment	—	—	—	—	—	(52,010)	—	(52,010)	(210)	(52,220)
Balance at July 3, 2022	$—	$558	$576,294	$(741,786)	$1,807,282	$(203,650)	$(3,620)	$1,435,078	$3,692	$1,438,770
Stock-based compensation	—	—	6,534	—	—	—	—	6,534	—	6,534
Exercise of stock options	—	1	114	—	—	—	—	115	—	115
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(5,624)	—	—	—	—	(5,624)	—	(5,624)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	963	963	—	963
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	28	276	—	—	—	304	—	304
Net earnings	—	—	—	—	34,472	—	—	34,472	—	34,472
Dividends ($0.175 per common share)	—	—	174	—	(7,312)	—	—	(7,138)	—	(7,138)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $34)	—	—	—	—	—	81	—	81	—	81
Net unrealized gain (loss) on derivative instruments (net of tax of $647)	—	—	—	—	—	2,116	—	2,116	—	2,116
Foreign currency translation adjustment	—	—	—	—	—	(55,961)	—	(55,961)	(214)	(56,175)
Balance at October 2, 2022	$—	$559	$577,520	$(741,510)	$1,834,442	$(257,414)	$(2,657)	$1,410,940	$3,478	$1,414,418

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

	Quarter ended		Six months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net earnings attributable to EnerSys stockholders	$34,472	$35,626	$65,450	$79,555
Weighted-average number of common shares outstanding:
Basic	40,740,989	42,575,576	40,763,663	42,637,953
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	426,633	680,256	496,471	758,635
Diluted weighted-average number of common shares outstanding	41,167,622	43,255,832	41,260,134	43,396,588
Basic earnings per common share attributable to EnerSys stockholders	$0.85	$0.84	$1.61	$1.87
Diluted earnings per common share attributable to EnerSys stockholders	$0.84	$0.82	$1.59	$1.83
Anti-dilutive equity awards not included in diluted weighted-average common shares	1,341,773	288,018	1,172,063	226,702

17. Business Segments

Summarized financial information related to the Company's reportable segments for the second quarter and six months ended October 2, 2022 and October 3, 2021, is shown below:

	Quarter ended		Six months ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net sales by segment to unaffiliated customers (1)
Energy Systems	$437,024	$369,839	$845,603	$741,045
Motive Power	337,993	320,687	705,844	656,803
Specialty	124,420	100,869	246,961	208,440
Total net sales	$899,437	$791,395	$1,798,408	$1,606,288
Operating earnings by segment
Energy Systems	$10,539	$1,129	$18,213	$8,235
Motive Power	39,680	40,996	81,967	91,630
Specialty	8,859	11,386	17,355	22,378
Inventory adjustment relating to exit activities - Motive Power	(1,544)	(960)	(1,544)	(960)
Restructuring and other exit charges - Energy Systems	(777)	(161)	(939)	(649)
Restructuring and other exit charges - Motive Power	(2,488)	(2,676)	(10,654)	(11,209)
Restructuring and other exit charges - Specialty	—	(20)	—	1,169
Total operating earnings (2)	$54,269	$49,694	$104,398	$110,594
(1) Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2) The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.

18. Subsequent Events

On November 9, 2022, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on December 30, 2022, to stockholders of record as of December 16, 2022.

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

Economic Climate

The economic climate in North America, China and EMEA began to slow in the first half of calendar 2022 after experiencing strong growth during calendar 2021. All regions are experiencing a rise in inflation and are being negatively impacted by the war in Ukraine. We expect interest rates to continue to increase in the U.S. and the euro zone. China’s slowing economy is facing further headwinds caused by continued COVID-19 lockdowns due to rising cases and its zero-Covid approach.

EnerSys is experiencing supply chain disruptions and cost spikes in certain materials such as plastic resins and electronic components along with transportation and related logistics challenges and broad-based cost increases. In addition, certain locations are experiencing difficulty meeting hiring and labor retention goals. Generally, our mitigation efforts and ongoing lean initiatives, have tempered the impact of the pandemic-related challenges. The overall market demand remains robust.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. Since the beginning of fiscal year 2023, we have experienced a range in lead prices from just above $1.10 per pound to approximately $0.85 per pound. We are experiencing increasing costs in some of our other raw materials such as plastic resins, steel, copper, acid, separator paper and electronics and increased freight and energy costs.

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

Based on current commodity markets, we expect to see continued headwinds from inflated commodity prices, labor and energy costs with related increases in our selling prices in the upcoming year. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead is expected to continue to decline.

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $294 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $653 million at October 2, 2022, availability subject to credit agreement financial covenants.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provides a new incremental delayed-draw senior secured term loan up to $300 million, which shall be available to draw at any time until March 15, 2023. Once the Company draws the funds, they will mature on September 30, 2026, the same as the Company's Second Amended Term Loan and Second Amended Revolver. Our 5% Senior Notes mature on April 30, 2023, unless earlier redeemed or repurchased. We expect to refinance the redemption of the 2023 Notes with borrowings under the Third Amended Term Loan.

During the six months of fiscal 2023, the Company repurchased 358,365 shares of common stock for approximately $22.9 million.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisitions, stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales increased $108.0 million, or 13.7%, in the second quarter of fiscal 2023 as compared to the second quarter of fiscal 2022. This increase was the result of a 10% increase in organic growth and a 9% increase in pricing, partially offset by a 5% decrease in foreign currency translation impact.

Net sales increased $192.1 million, or 12.0%, in the six months of fiscal 2023 as compared to the six months of fiscal 2022. This increase was due to a 9% increase in organic volume, and an 8% increase in pricing, partially offset by a 5% decrease in foreign currency translation impact.

Segment sales

	Quarter ended October 2, 2022		Quarter ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$437.0	48.6%	$369.8	46.7%	$67.2	18.2%
Motive Power	338.0	37.6	320.7	40.5	17.3	5.4
Specialty	124.4	13.8	100.9	12.8	23.5	23.3
Total net sales	$899.4	100.0%	$791.4	100.0%	$108.0	13.7%

	Six months ended October 2, 2022		Six months ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$845.6	47.0%	$741.0	46.1%	$104.6	14.1%
Motive Power	705.9	39.3	656.8	40.9	49.1	7.5
Specialty	246.9	13.7	208.5	13.0	38.4	18.5
Total net sales	$1,798.4	100.0%	$1,606.3	100.0%	$192.1	12.0%

Net sales of our Energy Systems segment in the second quarter of fiscal 2023 increased $67.2 million or 18.2% compared to the second quarter of fiscal 2022. This increase was due to a 14% increase in organic growth and 9% in pricing, partially offset by a 5% decrease in foreign currency translation impact. Net sales of our Energy Systems segment in the six months of fiscal 2023 increased $104.6 million or 14.1% compared to the six months of fiscal 2022. This increase was due to a 10% increase in organic volume and a 9% increase in pricing, partially offset by a 5% decrease in foreign currency translation impact. This increase in net sales was driven by improvement in pricing and organic volume primarily with telecom and data batteries, broadband power products, renewables and sales in EMEA.

Net sales of our Motive Power segment in the second quarter of fiscal 2023 increased by $17.3 million or 5.4% compared to the second quarter of fiscal 2022. This increase was primarily due to a 9% increase in pricing and a 3% increase in organic volume, partially offset by a 7% decrease in foreign currency translation impact. Net sales of our Motive Power segment in the six months of fiscal 2023 increased by $49.1 million or 7.5% compared to the six months of fiscal 2022. This increase was primarily due to a 9% increase in pricing and 5% increase in organic volume, partially offset by a 6% decrease in foreign currency translation impact. We benefited from improved pricing, as well as continued demand and order trends during a seasonally slow quarter.

Net sales of our Specialty segment in the second quarter of fiscal 2023 increased by $23.5 million or 23.3% compared to the second quarter of fiscal 2022. The increase was primarily due to a 19% increase in organic volume and a 7% increase in pricing, partially offset by a 3% decrease in foreign currency translation. Net sales of our Specialty segment in the six months of fiscal 2023 increased by $38.4 million or 18.5% compared to the six months of fiscal 2022. The increase was primarily due to a 15% increase in organic volume and 6% increase in pricing, partially offset by a 2% decrease in foreign currency translation impact. This increase in net sales was primarily driven by continued strong demand in both the transportation and aerospace and defense sectors.

Gross Profit

	Quarter ended October 2, 2022		Quarter ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$194.9	21.7%	$177.9	22.5%	$17.0	9.6%

	Six months ended October 2, 2022		Six months ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$380.4	21.1%	$371.1	23.1%	$9.3	2.5%

Gross profit increased $17.0 million or 9.6% in the second quarter and increased $9.3 million or 2.5% in the six months of fiscal 2023 compared to the comparable periods of fiscal 2022. Gross profit, as a percentage of net sales, decreased 80 basis points and 200 basis points in the second quarter and six months of fiscal 2023, respectively, compared to the second quarter and six months of fiscal 2022. The decrease in the gross profit margin in the current quarter and six month period reflects the negative impact of higher freight costs and component shortages from supply chain constraints along with other inflationary pressures in raw materials, labor, supplies and utilities, in excess of pricing recoveries and organic volume growth, as well as adverse foreign currency translation impact. Gross profit, as a percentage of net sales, increased 110 basis points from the first quarter of fiscal 2023 due to softening supply chain and inflationary pressures, representing the first sequential increase in gross profit margin since the third quarter of fiscal 2021.

Operating Items

	Quarter ended October 2, 2022		Quarter ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$137.3	15.3%	$125.3	15.8%	$12.0	9.6%
Restructuring and other exit charges	$3.3	0.4%	$2.9	0.4%	$0.4	14.3%

	Six months ended October 2, 2022		Six months ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$264.4	14.7%	$249.8	15.5%	$14.6	5.9%
Restructuring and other exit charges	$11.6	0.6%	$10.7	0.7%	$0.9	8.5%

Operating expenses, as a percentage of sales, decreased 50 basis points and 80 basis points in the second quarter and six months of fiscal 2023, compared to the comparable periods of fiscal 2022.

Selling expenses, our main component of operating expenses, increased $1.8 million or 3.4% in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, but decreased 50 basis points as a percentage of net sales. In the six months of fiscal 2023, selling expenses increased by $2.1 million or 1.9% compared to the six months of fiscal 2022, but decreased 60 basis points as a percentage of net sales.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our second quarter and six months of fiscal 2023 operating results of Energy Systems were restructuring charges of $0.7 million and $0.9 million, respectively. Included in our second quarter and six months of fiscal 2023 operating results of Motive Power were restructuring charges of $0.2 million and $0.2 million, respectively.

Included in our second quarter and six months of fiscal 2022 operating results of Energy Systems were restructuring charges of $0.2 million and $1.1 million, respectively. Included in our second quarter and six months of fiscal 2022 operating results of Motive Power were restructuring charges of $0.8 million and $1.2 million, respectively.

Exit Charges

Fiscal 2023 Program

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produces flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18.5 million. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9.2 million and non-cash charges from inventory and fixed asset write-offs are estimated to be $9.3 million. These actions will result in the reduction of approximately 165 employees. The plan is expected to be completed by calendar 2023.

During the six months of fiscal 2023, the Company recorded cash charges relating primarily to severance of $1.6 million and non-cash charges of $7.3 million relating to fixed asset write-offs. The Company also recorded a non-cash write-off relating to inventories of $1.5 million, which was reported in cost of goods sold.

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

We currently estimate that the total charges for these actions will amount to approximately $60.0 million of which cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses were estimated to be $40.0 million and non-cash charges from inventory and equipment write-offs were estimated to be $20.0 million. The majority of these charges have been recorded as of October 2, 2022. These actions resulted in the reduction of approximately 200 employees.

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

During the six months of fiscal 2023, the Company recorded cash charges of $1.4 million relating to site cleanup and $0.3 million of non-cash charges relating to accelerated depreciation of fixed assets.

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

Operating Earnings

	Quarter ended October 2, 2022		Quarter ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$10.6	2.4%	$1.2	0.3%	$9.4	NM
Motive Power	39.6	11.7	41.0	12.8	(1.4)	(3.2)
Specialty	8.9	7.1	11.4	11.3	(2.5)	(22.2)
Subtotal	59.1	6.6	53.6	6.8	5.5	10.4
Inventory adjustment relating to exit activities - Motive Power	(1.5)	(0.5)	(1.0)	(0.3)	(0.5)	60.8
Restructuring and other exit charges - Energy Systems	(0.8)	(0.2)	(0.2)	—	(0.6)	NM
Restructuring and other exit charges - Motive Power	(2.5)	(0.7)	(2.7)	(0.8)	0.2	(7.0)
Total operating earnings	$54.3	6.0%	$49.7	6.3%	$4.6	9.2%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

	Six months ended October 2, 2022		Six months ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$18.3	2.2%	$8.3	1.1%	$10.0	NM
Motive Power	81.8	11.6	91.6	14.0	(9.8)	(10.5)
Specialty	17.4	7.0	22.4	10.7	(5.0)	(22.4)
Subtotal	117.5	6.5	122.3	7.6	(4.8)	(3.9)
Inventory adjustment relating to exit activities - Motive Power	(1.5)	(0.2)	(1.0)	(0.1)	(0.5)	60.8
Restructuring and other exit charges - Energy Systems	(1.0)	(0.1)	(0.7)	(0.1)	(0.3)	44.7
Restructuring and other exit charges - Motive Power	(10.6)	(1.5)	(11.2)	(1.7)	0.6	(5.0)
Restructuring and other exit charges - Specialty	—	—	1.2	0.6	(1.2)	NM
Total operating earnings	$104.4	5.8%	$110.6	6.9%	$(6.2)	(5.6)%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased $4.6 million or 9.2% and decreased $6.2 million or 5.7% in the second quarter and six months of fiscal 2023, respectively, compared to the second quarter and six months of fiscal 2022. Operating earnings, as a percentage of net sales, decreased 30 basis points and 110 basis points in the second quarter and six months of fiscal 2023, respectively, compared to the second quarter and six months of fiscal 2022.

The Energy Systems operating earnings, as a percentage of sales, increased 210 basis points and 110 basis points in the second quarter and six months of fiscal 2023, respectively, compared to the second quarter and six months of fiscal 2022. Improved organic volume and pricing efforts were partially offset by higher raw material and freight costs, as well as adverse foreign currency translation impact.

The Motive Power operating earnings, as a percentage of sales, decreased 110 basis points and 240 basis points in the second quarter and six months of fiscal 2023, respectively, compared to the second quarter and six months of fiscal 2022. Despite our efforts to mitigate inflationary pressure on costs with price recoveries, the decrease in operating earnings was driven by higher raw material costs and adverse foreign currency translation impact.

The Specialty operating earnings, as a percentage of sales, decreased 420 basis points and 370 basis points in the second quarter and six months of fiscal 2023, respectively, compared to the second quarter and six months of fiscal 2022. Despite our efforts to mitigate inflationary pressure on costs with price recoveries, the decrease in operating earnings was driven by higher manufacturing costs, operating expenses and adverse foreign currency translation impact.

Interest Expense

	Quarter ended October 2, 2022		Quarter ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$15.4	1.7%	$9.6	1.2%	$5.8	61.5%

	Six months ended October 2, 2022		Six months ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$27.0	1.5%	$18.7	1.2%	$8.3	44.9%

Interest expense of $15.4 million in the second quarter of fiscal 2023 (net of interest income of $0.4 million) was $5.8 million higher than the interest expense of $9.6 million in the second quarter of fiscal 2022 (net of interest income of $0.5 million).

Interest expense of $27.0 million in the six months of fiscal 2023 (net of interest income of $0.8 million) was $8.3 million higher than the interest expense of $18.7 million in the six months of fiscal 2022 (net of interest income of $1.1 million).

The increase in interest expense in the second quarter of fiscal 2023 and six months of fiscal 2023 is primarily due to higher borrowing levels, higher short term interest rates, and an additional $1.2 million in third party administrative and legal fees related to the Third Amended Credit Facility, partially offset by the benefit from the $300 million cross currency fixed interest rate swaps. Our average debt outstanding was $1,410.0 million and $1,350.9 in the second quarter and six months of fiscal 2023, compared to $1,093.3 million and $1,063.2 million in the second quarter and six months of fiscal 2022.

In connection with the Second Amended Credit Facility, we capitalized $3.0 million in debt issuance costs and wrote off $0.1 million of unamortized debt issuance costs. Included in interest expense are non-cash charges for deferred financing fees of $0.5 million and $1.0 million in the second quarter and six months of fiscal 2023 respectively, compared to $0.6 million and $1.1 million in the second quarter and six months of fiscal 2022.

In connection with the Third Amended Credit Facility, we incurred $1.2 million in third party administrative and legal fees recognized in interest expense and capitalized $1.1 million in charges from existing lenders as a deferred asset.

Other (Income) Expense, Net

	Quarter ended October 2, 2022		Quarter ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$(1.4)	(0.2)%	$0.2	0.1%	$(1.6)	NM
NM = not meaningful

	Six months ended October 2, 2022		Six months ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$0.3	—%	$(0.3)	—%	$0.6	NM
NM = not meaningful

Other (income) expense, net in the second quarter of fiscal 2023 was income of $1.4 million compared to expense of $0.2 million in the second quarter of fiscal 2022. Other (income) expense, net in the six months of fiscal 2023 was expense of $0.3 million compared to income of $0.3 million in the six months of fiscal 2022. Foreign currency impact resulted in a gain of $3.8 million and $2.5 million in the second quarter and six months of fiscal 2023, respectively, compared to a foreign currency loss of $0.2 million and gain of $0.9 million in the second quarter and six months of fiscal 2022, respectively. Included in the second quarter and six months of fiscal 2023 foreign currency impact is a gain of $0.1 million and loss of $5.1 million relating to the remeasurement of monetary assets from the exit of our Russia operations.

Earnings Before Income Taxes

	Quarter ended October 2, 2022		Quarter ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$40.3	4.5%	$39.9	5.0%	$0.4	0.8%

	Six months ended October 2, 2022		Six months ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$77.1	4.3%	$92.2	5.7%	$(15.1)	(16.5)%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2023 increased $0.4 million, or 0.8%, compared to the second quarter of fiscal 2022 and decreased $15.1 million, or 16.5% in the six months of fiscal 2023 compared to the six months of fiscal 2022.
Income Tax Expense

	Quarter ended October 2, 2022		Quarter ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$5.8	0.7%	$4.3	0.5%	$1.5	34.6%
Effective tax rate	14.4%		10.8%		3.6%

	Six months ended October 2, 2022		Six Months Ended October 3, 2021		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$11.6	0.7%	$12.7	0.7%	$(1.1)	(8.6)%
Effective tax rate	15.0%		13.7%		1.3%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2023 and 2022 was based on the estimated effective tax rates applicable for the full years ending March 31, 2023 and March 31, 2022, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which we operate, change in tax laws and the amount of our consolidated earnings before taxes.

The consolidated effective income tax rates for the second quarter of fiscal 2023 and 2022 were 14.4% and 10.8%, respectively, and were 15.0% and 13.7% for the six months of fiscal 2023 and 2022, respectively. The rate increase in the second quarter and six months of fiscal 2023 compared to the prior year periods are primarily due to discrete tax items and changes in mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 83% for fiscal 2023 compared to 87% for fiscal 2022. The foreign effective tax rates for the six months of fiscal 2023 and 2022 were 12.0% and 10.0%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2023 and fiscal 2022 and were taxed at an effective income tax rate of approximately 9% and 8%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities used cash of $70.3 million in the six months of fiscal 2023 compared to $65.6 million of cash used in the six months of fiscal 2022, with the decrease in operating cash resulting mainly due to changes in our primary working capital, details of which can be found below. In the six months of fiscal 2023, primary working capital, net of currency translation changes, resulted in an outflow of funds of $178.2 million. In the six months of fiscal 2023, net earnings were $65.5 million, depreciation and amortization $46.4 million, stock-based compensation $11.9 million, non-cash charges relating to exit charges $9.1 million, primarily relating to the Ooltewah, Tennessee plant closure, derivative settlements of $2.0 million, non-cash interest of $1.0 million, and allowance for doubtful debts of $0.2 million. Prepaid and other current assets were a use of funds of $17.5 million, primarily from an increase of $6.6 million of contract assets and $10.9 million in other prepaid expenses, such as taxes, insurance and other advances. Accrued expenses were a use of funds of $9.4 million primarily from selling and other expenses of $5.0 million, deferred income and contract liabilities of $3.4 million, payroll related payments of $2.1 million net of accruals, tax payments net of accruals of $1.3 million and warranty payments of $0.8 million, partially offset by other miscellaneous accruals of $3.2 million.
In the six months of fiscal 2022, operating activities used cash of $65.6 million and primary working capital, net of currency translation changes, resulted in an outflow of funds of $142.3 million. In the six months of fiscal 2022, net earnings were $79.5 million, depreciation and amortization $48.3 million, stock-based compensation $9.4 million, non-cash charges relating to exit charges $3.8 million, primarily relating to the Hagen, Germany plant closure, allowance for doubtful debts of $1.2 million and non-cash interest of $1.1 million. Prepaid and other current assets were a use of funds of $19.0 million, primarily from an increase of contract assets of $7.0 million and other prepaid expenses of $12.0 million, such as taxes, insurance and other advances. Accrued expenses were a use of funds of $48.0 million primarily from Hagen severance payments of $19.6 million, payroll related payments of $15.3 million, income tax payments of $10.7 million and selling and other expenses of $3.2 million.

As explained in the discussion of our use of “non-GAAP financial measures,” we monitor the level and percentage of primary working capital to sales. Primary working capital for this purpose is trade accounts receivable, plus inventories, minus trade accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary working capital percentage. Primary working capital was $1,172.6 million (yielding a primary working capital percentage of
32.6%) at October 2, 2022, $1,042.0 million (yielding a primary working capital percentage of 28.7%) at March 31, 2022 and $930.6 million at October 3, 2021 (yielding a primary working capital percentage of 29.4%). The primary working capital percentage of 32.6% at October 2, 2022 is 390 basis points higher than that for March 31, 2022 and 320 basis points higher than that for October 3, 2021. The large increase in primary working capital dollars, compared to March 31, 2022 and the second quarter of fiscal 2022, reflects the increase in all components of inventory due to strategic investment, supply chain delays, new products and higher inventory costs from higher raw material costs, manufacturing and freight costs and to address the high backlog of customer orders. In addition, trade payables decreased compared to March 31, 2022, due to seasonal reduction.

Primary working capital and primary working capital percentages at October 2, 2022, March 31, 2022 and October 3, 2021 are computed as follows:

($ in Millions)
Balance At	Trade Receivables	Inventory	Accounts Payable	Total	Quarter Revenue Annualized	Primary Working Capital %
October 2, 2022	$705.5	$812.0	$(344.9)	$1,172.6	$3,597.7	32.6%
March 31, 2022	719.4	715.7	(393.1)	1,042.0	3,628.1	28.7
October 3, 2021	584.6	641.0	(295.0)	930.6	3,165.6	29.4

Investing activities provided cash of $4.1 million in the six months of fiscal 2023 which primarily consisted of proceeds from termination of a net investment hedge of $43.4 million, partially offset by capital expenditures of $39.7 million relating to plant improvements.

Investing activities used cash of $31.2 million in the six months of fiscal 2022 which primarily consisted of capital expenditures of $34.6 million relating to plant improvements. We also received $3.3 million from the sale of our facilities in Europe.

Financing activities used cash of $0.9 million in the six months of fiscal 2023. During the six months of fiscal 2023, we borrowed $244.1 million under the Second Amended Revolver and repaid $184.1 million of the Second Amended Revolver. Net repayments on short-term debt were $17.1 million. Treasury stock open market purchases were $22.9 million, payment of cash dividends to our stockholders were $14.2 million and payment of taxes related to net share settlement of equity awards were $6.3 million. Payments for financing costs for debt modification were $1.1 million.

Financing activities provided cash of $53.9 million in the six months of fiscal 2022. During the six months of fiscal 2022, we borrowed $275.7 million under the Second Amended Revolver and repaid $5.7 million of the Amended Revolver. Repayment on the Second Amended Term Loan was $161.4 million and net payments on short-term debt were $2.2 million. Treasury stock open market purchases were $31.5 million, payment of cash dividends to our stockholders were $14.9 million and payment of taxes related to net share settlement of equity awards were $9.0 million. Debt issuance costs relating to the refinancing of the 2017 Credit Facility was $3.0 million. Proceeds from stock options were $1.1 million.
Currency translation had a negative impact of $41.0 million on our cash balance in the six months of fiscal 2023 compared to the negative impact of $1.4 million in the six months of fiscal 2022. In the six months of fiscal 2023, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound generally weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $108.1 million to $294.4 million, in the six months of fiscal 2023 compared to a decrease by $44.3 million to $407.5 million, in the six months of fiscal 2022.

Compliance with Debt Covenants

On July 15, 2021, we entered into a second amendment to our 2017 Credit Facility that resulted in the extension of the maturity date for the Second Amended Credit Facility to September 30, 2026, resetting of the principal amortization with respect to the Second Amended Term Loan, refinancing and reducing the existing Amended Term Loan, increasing the existing Amended Revolver, and certain other modifications.

On September 8, 2022, we entered into a third amendment to our 2017 Credit Facility. The Third Amended Credit Facility provides a new incremental delayed-draw senior secured term loan up to $300,000 (the “Third Amended Term Loan”), which shall be available to draw at any time until March 15, 2023. Once drawn, the funds will mature on September 30, 2026, the same as the Company's Second Amended Term Loan and the Second Amended Revolver.

All obligations under our Third Amended Credit Facility are secured by, among other things, substantially all of our U.S. assets. The Third Amended Credit Facility contains various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under this credit facility.

We are in compliance with all covenants and conditions under our Third Amended Credit Facility and Senior Notes. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 10 to the Consolidated Financial Statements included in our 2022 Annual Report and Note 12 to the

Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2022 Annual Report. As of October 2, 2022, we had no significant changes to our contractual obligations table contained in our 2022 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at October 2, 2022 are $5.7 million (pre-tax). Those contracts that result in an asset position at October 2, 2022 are $2.9 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

We hedge our net investments in foreign operations against future volatility in the exchange rates between U.S. dollars and euros. On September 29, 2022, we terminated our cross-currency fixed interest rate swap contracts with an aggregate notional amount of $300 million and executed cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150 million, maturing on December 15, 2027. Depending on the movement in the exchange rates between the U.S. dollar and euro at maturity, the Company may owe the counterparties an amount that is different from the notional amount of $150 million.

Excluding our cross currency fixed interest rate swap agreements, the vast majority of these contracts will settle within one year.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements as well as short-term borrowings in our foreign subsidiaries.

A 100 basis point increase in interest rates would have increased annual interest expense, by approximately $7.4 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
October 2, 2022	$59.4	67.5	$0.88	10%
March 31, 2022	56.8	54.0	1.05	8
October 3, 2021	50.8	49.0	1.04	8
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe approximately 77% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at October 2, 2022, lead purchased by October 2, 2022 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $20 million and $43 million in the second quarter and in the six months of fiscal 2023.

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

Gains and losses resulting from hedging instruments offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. We also selectively hedge anticipated transactions that are subject to foreign exchange exposure, primarily with foreign currency exchange contracts, which are designated as cash flow hedges in accordance with Topic 815 - Derivatives and Hedging. During the third quarter of fiscal year 2022, we also entered into cross-currency fixed interest rate swap agreements, to hedge our net investments in foreign operations against future volatility in the exchange rates between U.S. dollars and euros.

At October 2, 2022 and October 3, 2021, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $26.1 million and $3.5 million, respectively.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
July 4 – July 29, 2022	—	$—	—	$185,545,418
July 30 - August 31, 2022	95,442	58.96	—	185,545,418
September 1 - October 2, 2022	—	—	—	185,545,418
Total	95,442	$58.96	—

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based award granted, approximately $25.0 million, during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year.
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

10.1
Third Amendment to Credit Agreement, dated as of September 8, 2022, among the Company, certain of its subsidiaries party thereto, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporation by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on September 8, 2022)

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

Date: November 9, 2022