Form 10-Q
period 2023-01-01
EnerSys
filed 2023-02-08
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2023

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
Common Stock outstanding at February 3, 2023: 40,850,523 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	January 1, 2023	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$298,081	$402,488
Accounts receivable, net of allowance for doubtful accounts: January 1, 2023 - $10,031; March 31, 2022 - $12,219	581,753	719,434
Inventories, net	835,198	715,712
Prepaid and other current assets	155,159	155,559
Total current assets	1,870,191	1,993,193
Property, plant, and equipment, net	495,751	503,264
Goodwill	673,701	700,640
Other intangible assets, net	367,712	396,202
Deferred taxes	57,210	60,479
Other assets	103,302	82,868
Total assets	$3,567,867	$3,736,646
Liabilities and Equity
Current liabilities:
Short-term debt	$32,019	$55,084
Accounts payable	345,255	393,096
Accrued expenses	292,687	289,950
Total current liabilities	669,961	738,130
Long-term debt, net of unamortized debt issuance costs	1,105,124	1,243,002
Deferred taxes	74,526	78,228
Other liabilities	186,910	184,011
Total liabilities	2,036,521	2,243,371
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at January 1, 2023 and at March 31, 2022	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 55,952,890 shares issued and 40,844,224 shares outstanding at January 1, 2023; 55,748,924 shares issued and 40,986,658 shares outstanding at March 31, 2022	560	557
Additional paid-in capital	585,407	571,464
Treasury stock at cost, 15,108,666 shares held as of January 1, 2023 and 14,762,266 shares held as of March 31, 2022	(741,196)	(719,119)
Retained earnings	1,871,519	1,783,586
Contra equity - indemnification receivable	(2,463)	(3,620)
Accumulated other comprehensive loss	(186,068)	(143,495)
Total EnerSys stockholders’ equity	1,527,759	1,489,373
Nonredeemable noncontrolling interests	3,587	3,902
Total equity	1,531,346	1,493,275
Total liabilities and equity	$3,567,867	$3,736,646
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	January 1, 2023	January 2, 2022
Net sales	$920,227	$844,006
Cost of goods sold	707,442	659,668
Inventory adjustment relating to exit activities	(863)	—
Gross profit	213,648	184,338
Operating expenses	134,317	130,701
Restructuring and other exit charges	801	2,472
Operating earnings	78,530	51,165
Interest expense	17,502	9,744
Other expense (income), net	3,180	(1,413)
Earnings before income taxes	57,848	42,834
Income tax expense	13,438	6,570
Net earnings attributable to EnerSys stockholders	$44,410	$36,264
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.09	$0.87
Diluted	$1.08	$0.85
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	40,835,636	41,905,815
Diluted	41,281,693	42,497,045
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine months ended
	January 1, 2023	January 2, 2022
Net sales	$2,718,635	$2,450,294
Cost of goods sold	2,123,880	1,893,917
Inventory adjustment relating to exit activities	681	960
Gross profit	594,074	555,417
Operating expenses	398,752	380,497
Restructuring charges and other exit charges	12,394	13,161
Operating earnings	182,928	161,759
Interest expense	44,560	28,424
Other expense (income), net	3,507	(1,711)
Earnings before income taxes	134,861	135,046
Income tax expense	25,001	19,227
Net earnings attributable to EnerSys stockholders	$109,860	$115,819
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.69	$2.73
Diluted	$2.66	$2.69
Dividends per common share	$0.525	$0.525
Weighted-average number of common shares outstanding:
Basic	40,787,654	42,393,907
Diluted	41,267,320	43,096,740
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Nine months ended
	January 1, 2023	January 2, 2022	January 1, 2023	January 2, 2022
Net earnings	$44,410	$36,264	$109,860	$115,819
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	10,806	(786)	4,688	878
Pension funded status adjustment, net of tax	84	216	254	689
Foreign currency translation adjustment	60,565	(18,214)	(47,830)	(26,551)
Total other comprehensive income (loss), net of tax	71,455	(18,784)	(42,888)	(24,984)
Total comprehensive income (loss)	115,865	17,480	66,972	90,835
Comprehensive income (loss) attributable to noncontrolling interests	109	56	(315)	120
Comprehensive income (loss) attributable to EnerSys stockholders	$115,756	$17,424	$67,287	$90,715
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	January 1, 2023	January 2, 2022
Cash flows from operating activities
Net earnings	$109,860	$115,819
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,998	72,322
Write-off of assets relating to exit activities	8,360	3,922
Derivatives not designated in hedging relationships:
Net (losses) gains	(1,383)	(421)
Cash (settlements) proceeds	40	342
Provision for doubtful accounts	(720)	1,933
Deferred income taxes	(716)	(24)
Non-cash interest expense	1,461	1,620
Stock-based compensation	18,770	15,817
(Gain) loss on disposal of property, plant, and equipment	(193)	(528)
Changes in assets and liabilities:
Accounts receivable	123,398	(40,264)
Inventories	(135,905)	(163,747)
Prepaid and other current assets	(8,323)	(18,344)
Other assets	(899)	1,322
Accounts payable	(31,614)	(9,086)
Accrued expenses	(17,149)	(58,233)
Other liabilities	1,858	(480)
Net cash provided by (used in) operating activities	135,843	(78,030)

Cash flows from investing activities
Capital expenditures	(57,512)	(52,351)
Proceeds from disposal of facility	—	3,268
Proceeds from termination of net investment hedges	43,384	—
Proceeds from disposal of property, plant, and equipment	452	1,433
Net cash (used in) investing activities	(13,676)	(47,650)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(20,317)	(297)
Proceeds from Second Amended Revolver borrowings	291,100	424,800
Repayments of Second Amended Revolver borrowings	(422,082)	(39,800)
Repayments of Second Amended Term Loan	(1,625)	(161,447)
Debt Issuance Costs	—	(2,952)
Financing costs for debt modification	(1,096)	—
Option proceeds, net	1,060	1,273
Payment of taxes related to net share settlement of equity awards	(6,385)	(9,120)
Purchase of treasury stock	(22,907)	(114,534)
Dividends paid to stockholders	(21,386)	(22,187)
Other	842	607
Net cash (used in) provided by financing activities	(202,796)	76,343
Effect of exchange rate changes on cash and cash equivalents	(23,778)	(5,411)
Net decrease in cash and cash equivalents	(104,407)	(54,748)
Cash and cash equivalents at beginning of period	402,488	451,808
Cash and cash equivalents at end of period	$298,081	$397,060
See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and nine months ended January 1, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023.

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

2. Revenue Recognition

The Company’s revenues by reportable segments are presented in Note 18 and are consistent with how we organize and manage our operations, as well as product line net sales information.

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed. Service revenues for the third quarter of fiscal 2023 and 2022 amounted to $100,770 and $87,958, respectively. Service revenues for the nine months of fiscal 2023 and 2022 amounted to $301,584 and $260,588, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the third quarter of fiscal 2023 and 2022 amounted to $55,283 and $49,058, respectively. Revenues recognized over time for the nine months of fiscal 2023 and 2022 amounted to $168,489 and $133,569, respectively.

On January 1, 2023, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $159,245, of which, the Company estimates that approximately $76,200 will be recognized as revenue in fiscal 2023, $67,002 in fiscal 2024, and $16,043 in fiscal 2025.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of January 1, 2023, the current and non-current portion of contract liabilities were $30,859 and $1,482, respectively. As of March 31, 2022, the current and non-current portion of contract liabilities were $27,870 and $1,387, respectively. Revenues recognized during the third quarter of fiscal 2023 and 2022 that were included in the contract liability at the beginning of the quarter, amounted to $7,382 and $4,890, respectively. Revenues recognized during the nine months of fiscal 2023 and 2022 that were included in the contract liability at the beginning of the year, amounted to $9,167 and $6,722, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $54,006 and $59,924 as of January 1, 2023 and March 31, 2022, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At January 1, 2023, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,608 and refund liability representing amounts estimated to be refunded to customers was $9,484.

3. Leases

The Company leases manufacturing facilities, distribution centers, office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 17 years.

Short term leases with an initial term of 12 months or less are not presented on the balance sheet and expense is recognized on a straight-line basis over the lease term.

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of January 1, 2023	As of March 31, 2022
Operating Leases:
Right-of-use assets	Other assets	$79,081	$71,085
Operating lease current liabilities	Accrued expenses	21,219	20,086
Operating lease non-current liabilities	Other liabilities	60,587	52,904
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$233	$344
Finance lease current liabilities	Accrued expenses	74	185
Finance lease non-current liabilities	Other liabilities	191	231

The components of lease expense for the third quarter and nine months ended January 1, 2023 and January 2, 2022 were as follows:

		Quarter ended		Nine months ended
	Classification	January 1, 2023	January 2, 2022	January 1, 2023	January 2, 2022
Operating Leases:
Operating lease cost	Operating expenses	$6,980	$6,649	$20,232	$19,787
Variable lease cost	Operating expenses	3,189	2,288	9,817	7,215
Short term lease cost	Operating expenses	1,461	1,497	4,310	5,067
Finance Leases:
Depreciation	Operating expenses	$23	$58	$94	$177
Interest expense	Interest expense	3	6	9	21
Total		$11,656	$10,498	$34,462	$32,267

The following table presents the weighted average lease term and discount rates for leases as of January 1, 2023 and March 31, 2022:

	January 1, 2023	March 31, 2022
Operating Leases:
Weighted average remaining lease term (years)	6.0 years	6.1 years
Weighted average discount rate	4.61%	4.43%
Finance Leases:
Weighted average remaining lease term (years)	3.5 years	2.3 years
Weighted average discount rate	5.39%	4.79%
The following table presents future payments due under leases reconciled to lease liabilities as of January 1, 2023:

	Finance Leases	Operating Leases
Three months ended March 31, 2023	$27	$6,926
Year ended March 31,
2024	92	22,321
2025	72	17,263
2026	51	13,517
2027	27	10,993
Thereafter	14	23,092
Total undiscounted lease payments	283	94,112
Present value discount	18	12,306
Lease liability	$265	$81,806

The following table presents supplemental disclosures of cash flow information related to leases for the third quarter and nine months ended January 1, 2023 and January 2, 2022:

	Quarter ended		Nine months ended
	January 1, 2023	January 2, 2022	January 1, 2023	January 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$6	$9	$21
Operating cash flows from operating leases	6,778	6,775	19,688	20,024
Financing cash flows from finance leases	22	59	94	179
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$121	$—	$121	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	6,424	13,987	11,961	19,577

4. Accounts Receivable

	January 1, 2023	March 31, 2022
Accounts receivable	$591,784	$731,653
Allowance for doubtful accounts	10,031	12,219
Accounts receivable, net	$581,753	$719,434

During the third quarter of 2023, the Company entered into a Receivables Purchase Agreement (RPA), under which the Company continuously sells its interest in designated pools of trade accounts receivables, at a discount, to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution ("unaffiliated financial institution") on a monthly basis. The Company may sell certain US-originated accounts receivable balances up to a maximum amount of $150,000. In return for these sales, the Company receives a cash payment equal to the face value of the receivables and is charged a fee of Secured Overnight Financing Rate (“SOFR”) plus 85 basis points against the sold receivable balance. The program is conducted through EnerSys Finance LLC ("EnerSys Finance"), an entity structured to be bankruptcy remote, and matures in December 2025. The Company is deemed the primary beneficiary of EnerSys Finance as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, EnerSys Finance is included in the Company’s consolidated condensed financial statements.

Receivables sold to unaffiliated financial institutions under the program are excluded from “Accounts receivable, net” on the Company’s consolidated condensed balance sheets, and cash receipts are reflected as cash provided by operating activities on the consolidated condensed statements of cash flows. The purchase price is received in cash when the receivables are sold, and fees charged relating to this balance are recorded to other (income) expense. Certain unsold receivables held by EnerSys Finance serve as collateral to unaffiliated financial institutions. These unsold receivables are included in “Accounts receivable, net” in the Company’s consolidated balance sheets. The Company continues servicing the receivables which were sold and in exchange receives a servicing fee from EnerSys Finance under the program.

During the third quarter and nine months of 2023, the Company sold $150,000 of accounts receivables for approximately $149,700 in net proceeds to an unaffiliated financial institution, of which $25,623 were collected as of January 1, 2023. Total collateralized accounts receivables of approximately $252,664, were held by EnerSys Finance at January 1, 2023.

Any accounts receivables held by EnerSys Finance would likely not be available to other creditors of the Company in the event of bankruptcy or insolvency proceedings relating to the Company until the outstanding balances under the RPA are satisfied. Additionally, the financial obligations of EnerSys Finance to the unaffiliated financial institutions under the program are limited to the assets it owns and there is no recourse to the Company for receivables that are uncollectible as a result of the insolvency of EnerSys Finance or its inability to pay the account debtors.

5. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	January 1, 2023			March 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$145,158	$(953)	$144,205	$145,808	$(953)	$144,855
Finite-lived intangible assets:
Customer relationships	295,280	(125,958)	169,322	298,577	(109,820)	188,757
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	96,706	(45,380)	51,326	97,367	(38,712)	58,655
Trademarks	8,944	(6,085)	2,859	8,947	(5,012)	3,935
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$550,109	$(182,397)	$367,712	$554,720	$(158,518)	$396,202

The Company’s amortization expense related to finite-lived intangible assets was $7,785 and $23,879 for the third quarter and nine months of fiscal 2023, compared to $8,318 and $25,066 for the third quarter and nine months of fiscal 2022. The expected amortization expense based on the finite-lived intangible assets as of January 1, 2023, is $6,846 for the remainder of fiscal 2023, $27,691 in fiscal 2024, $26,550 in fiscal 2025, $25,616 in fiscal 2026 and $24,822 in fiscal 2027.

Goodwill
The following table presents the amount of goodwill, as well as any changes in the carrying amount of goodwill by segment during the nine months of fiscal 2023:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2022	$279,461	$323,303	$97,876	$700,640
Foreign currency translation adjustment	(22,155)	(3,597)	(1,187)	(26,939)
Balance as of January 1, 2023	$257,306	$319,706	$96,689	$673,701

6. Inventories

	January 1, 2023	March 31, 2022
Raw materials	$336,827	$260,604
Work-in-process	123,120	109,441
Finished goods	375,251	345,667
Total	$835,198	$715,712

7. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of January 1, 2023 and March 31, 2022, and the basis for that measurement:

	Total Fair Value Measurement January 1, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$8,085	$—	$8,085	$—
Foreign currency forward contracts	464	—	464	—
Net investment hedges	(14,384)	—	(14,384)	—
Total derivatives	$(5,835)	$—	$(5,835)	$—

	Total Fair Value Measurement March 31, 2022	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$2,520	$—	$2,520	$—
Foreign currency forward contracts	(256)	—	(256)	—
Net investment hedges	298	—	298	—
Total derivatives	$2,562	$—	$2,562	$—

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

The fair value of the Company’s short-term debt and borrowings under the Third Amended Credit Facility (as defined in Note 13), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

In fiscal 2020, the Company issued its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”), with an original face value of $300,000. The Company's 5.00% Senior Notes due April 30, 2023 (the “2023 Notes”), with an original face value of $300,000, were issued in fiscal 2016. The fair value of the 2027 Notes and 2023 Notes (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 90% and 95% of face value on January 1, 2023 and March 31, 2022, respectively. The 2023 Notes were trading at approximately 99% and 101% of face value on January 1, 2023 and March 31, 2022, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at January 1, 2023 and March 31, 2022 were as follows:

	January 1, 2023		March 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$(5,835)	$(5,835)	$2,562	$2,562
Financial liabilities:
Senior Notes (2)	$600,000	$567,450	$600,000	$585,750
(1)Represents lead, foreign currency forward contracts and net investment hedges (see Note 7 for asset and liability positions of the lead, foreign currency forward contracts and net investment hedges at January 1, 2023 and March 31, 2022).
(2)The fair value amount of the Senior Notes at January 1, 2023 and March 31, 2022 represent the trading value of the instruments.

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

8. Derivative Financial Instruments

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At January 1, 2023 and March 31, 2022, the Company has hedged the price to purchase approximately 65.0 million pounds and 54.0 million pounds of lead, respectively, for a total purchase price of $60,025 and $56,768, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of January 1, 2023 and March 31, 2022, the Company had entered into a total of $48,769 and $29,676, respectively, of such contracts.

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

On September 29, 2022, the Company entered into cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150,000, maturing on December 15, 2027. The cross-currency fixed interest rate swap contracts qualify for hedge accounting as a net investment hedging instrument, which allows for them to be remeasured to foreign currency translation adjustment within AOCI (“Accumulated Other Comprehensive Income”) to offset the translation risk from those investments. Balances in the foreign currency translation adjustment accounts remain until the sale or substantially complete liquidation of the foreign entity, upon which they are recognized as a component of income (expense).

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $11,280 of pretax (gain) relating to lead, foreign currency forward contracts and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of January 1, 2023 and March 31, 2022, the notional amount of these contracts was $67,252 and $22,990, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
January 1, 2023 and March 31, 2022

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	January 1, 2023	March 31, 2022	January 1, 2023	March 31, 2022	January 1, 2023	March 31, 2022
Prepaid and other current assets:
Lead forward contracts	$8,085	$2,520	$—	$—	$—	$—
Foreign currency forward contracts	—	256	—	—	832	—
Net investment hedges	—	—	1,167	4,388	—	—
Other assets:
Net investment hedges	—	—	—	—	—	—
Total assets	$8,085	$2,776	$1,167	$4,388	$832	$—
Accrued expenses:
Lead forward contracts	$—	$—	$—	$—	$—	$—
Foreign currency forward contracts	368	—	—	—	—	512
Other liabilities:
Net investment hedges	—	—	15,551	4,090	—	—
Total liabilities	$368	$—	$15,551	$4,090	$—	$512

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended January 1, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$12,278	Cost of goods sold	$(4,144)
Foreign currency forward contracts	(654)	Cost of goods sold	1,660
Total	$11,624		$(2,484)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(10,526)	Interest expense	$360
Total	(10,526)		360

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,856
Total		$1,856

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended January 2, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$4,198	Cost of goods sold	$5,147
Foreign currency forward contracts	296	Cost of goods sold	374
Total	$4,494		$5,521

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(5,530)	Interest expense	$88
Total	(5,530)		88

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$304
Total		$304
The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended January 1, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,750	Cost of goods sold	$(5,342)
Foreign currency forward contracts	1,962	Cost of goods sold	2,931
Total	$3,712		$(2,411)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$30,092	Interest expense	$3,283
Total	30,092		3,283

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,383
Total		$1,383

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended January 2, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$9,361	Cost of goods sold	$8,423
Foreign currency forward contracts	549	Cost of goods sold	346
Total	$9,910		$8,769

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(5,530)	Interest expense	$88
Total	(5,530)		88

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	421
Total		421

9. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2023 and 2022 was based on the estimated effective tax rates applicable for the full years ending March 31, 2023 and March 31, 2022, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, change in tax laws and the amount of the Company's consolidated earnings before taxes.

The consolidated effective income tax rates for the third quarter of fiscal 2023 and 2022 were 23.2% and 15.3% and for the nine months of fiscal 2023 and 2022 were 18.5% and 14.2%, respectively. The rate increase in the third quarter and nine months of fiscal 2023 compared to the prior year periods are primarily due to taxes associated with a modification of the Company’s indefinite reinvestment position related to undistributed earnings in certain foreign subsidiaries and changes in mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 80% for fiscal 2023 compared to 87% for fiscal 2022. The foreign effective tax rates for the nine months of fiscal 2023 and 2022 were 15% and 10%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2023 and fiscal 2022 and were taxed at an effective income tax rate of approximately 9% and 8%, respectively.

10. Warranty

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

	Quarter ended		Nine months ended
	January 1, 2023	January 2, 2022	January 1, 2023	January 2, 2022
Balance at beginning of period	$52,394	$56,222	$54,978	$58,962
Current period provisions	7,557	4,237	18,958	11,898
Costs incurred	(5,948)	(6,269)	(17,005)	(15,641)
Foreign currency translation adjustment	1,197	221	(1,731)	(808)
Balance at end of period	$55,200	$54,411	$55,200	$54,411

11. Commitments, Contingencies and Litigation

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. For additional information regarding these matters, see Note 19 - Commitments, Contingencies and Litigation to the Consolidated Financial Statements contained in the 2022 Annual Report. As of January 1, 2023 and March 31, 2022, the Company did not have a reserve balance related to these matters.

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

Lead, Foreign Currency Forward Contracts and Swaps

To stabilize its lead costs and reduce volatility from currency and interest rate movements, the Company entered into contracts with financial institutions. The vast majority of lead and foreign currency contracts are for a period not extending beyond one year. The Company also entered into a cross currency fixed interest rate swap agreement, maturing on December 15, 2027, to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollar and Euro. Please refer to Note 8 - Derivative Financial Instruments for more details.

12. Restructuring and other Exit Charges

Restructuring Programs

As disclosed in the 2022 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $871 remaining to be incurred by the end of fiscal 2023, mainly related to plans started in fiscal 2021 and fiscal 2022. Restructuring and exit charges for the third quarter and nine months of fiscal 2023 by reportable segments are as follows:

	Quarter ended January 1, 2023
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$266	$124	$—	$390
Exit charges	(108)	526	(7)	411
Restructuring and other exit charges	$158	$650	$(7)	$801

	Nine months ended January 1, 2023
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$1,205	$276	$—	$1,481
Exit charges	(108)	11,028	(7)	10,913
Restructuring and other exit charges	$1,097	$11,304	$(7)	$12,394

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2022	$1,030
Accrued	1,481
Costs incurred	(1,607)
Foreign currency impact	(33)
Balance as of January 1, 2023	$871

Exit Charges

Fiscal 2023 Program

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18,500. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9,200 and non-cash charges from inventory and fixed asset write-offs are estimated to be $9,300. These actions will result in the reduction of approximately 165 employees. The plan is expected to be completed in calendar 2023.

During the nine months of fiscal 2023, the Company recorded cash charges relating to severance and manufacturing variances of $2,263 and non-cash charges of $7,261 relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $1,613, which was reported in cost of goods sold.

Fiscal 2022 Program

Hagen, Germany

In fiscal 2021, the Company's Board of Directors approved a plan to close substantially all of its facility in Hagen, Germany, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. The Company plans to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

The Company currently estimates that the total charges for these actions will amount to approximately $60,000, of which cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses were estimated to be $40,000 and non-cash charges from inventory and equipment write-offs were estimated to be $20,000. The majority of these charges were recorded as of January 1, 2023. These actions resulted in the reduction of approximately 200 employees.

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

During the nine months of fiscal 2023, the Company recorded cash charges of $1,525 relating to primarily to site cleanup and $419 of non-cash charges relating to accelerated depreciation of fixed assets.

Russia

In February 2022, as a result of the Russia-Ukraine conflict, economic sanctions were imposed on Russian individuals and entities, including financial institutions, by countries around the world, including the U.S. and the European Union. On March 3, 2022, the Company announced that it was indefinitely suspending its operations in Russia in order to comply with the sanctions. As a result of this decision, the Company wrote off net assets of $3,999 relating to its Russian subsidiary. The Company also incurred cash charges of $1,284 relating to severance and exiting lease obligations. During the third quarter of fiscal 2023, the Company sold inventory previously written off resulting in the reversal of $932 in cost of goods sold and reversal of $739 of cash charges primarily relating to lease obligations.

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

13. Debt

The following summarizes the Company’s long-term debt as of January 1, 2023 and March 31, 2022:

	January 1, 2023		March 31, 2022
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$3,005	$600,000	$3,905
Third Amended Credit Facility, due 2026	510,929	2,800	650,268	3,361
	$1,110,929	$5,805	$1,250,268	$7,266
Less: Unamortized issuance costs	5,805		7,266
Long-term debt, net of unamortized issuance costs	$1,105,124		$1,243,002

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

The quarterly installments payable on the Second Amended Term Loan are $2,607 beginning December 31, 2022, $3,910 beginning December 31, 2024 and $5,213 beginning December 31, 2025 with a final payment of $156,402 on September 30, 2026. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the London Interbank Offered Rate (“LIBOR”) or Canadian Dollar Offered Rate (“CDOR”) plus (i) LIBOR plus between 1.125% and 2.25% (currently 1.75% and based on the Company's consolidated total net leverage ratio) or (ii) the U.S. Dollar Base Rate plus between 0.125% and 1.25%, (currently 0.75% and based on the Company's consolidated total net leverage ratio) which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%. The Third Amended Credit Facility (defined below) provides for alternate benchmark rates such as the Secured Overnight Financing Rate (“SOFR”) to replace LIBOR when it is phased out.

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

As of January 1, 2023, the Company had $305,000 outstanding under the Second Amended Revolver, $205,929 under the Second Amended Term Loan, and none outstanding under the Third Amended Term Loan.

Current Portion of Debt

The current portion of the Second Amended Term Loan and the 2023 Notes are $10,428 and $300,000, respectively, and are classified as long-term debt, as the Company expects to refinance the future quarterly payments with borrowings under the Second Amended Revolver and redemption of the 2023 Notes with borrowings under the Third Amended Term Loan.

Short-Term Debt

As of January 1, 2023 and March 31, 2022, the Company had $32,019 and $55,084, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 6.3% and 2.4%, respectively, at January 1, 2023 and March 31, 2022.

Letters of Credit

As of January 1, 2023 and March 31, 2022, the Company had $3,564 and $2,959 of standby letters of credit, respectively.

Debt Issuance Costs

In connection with the Second Amended Credit Facility, the Company capitalized $2,952 in debt issuance costs and wrote off $128 of unamortized debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $487 and $487, respectively, for the third quarter ended January 1, 2023 and January 2, 2022 and $1,461 and $1,620 for the nine months of fiscal 2023 and 2022, respectively. Debt issuance costs, net of accumulated amortization, totaled $5,805 and $7,266, respectively, at January 1, 2023 and March 31, 2022.

Available Lines of Credit

As of January 1, 2023 and March 31, 2022, the Company had available and undrawn, under all its lines of credit, $931,292 and $482,305, respectively, including $88,687 and $69,430, respectively, of uncommitted lines of credit.

14. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	January 1, 2023	January 2, 2022	January 1, 2023	January 2, 2022
Service cost	$—	$—	$228	$282
Interest cost	146	127	425	352
Expected return on plan assets	(104)	(137)	(495)	(545)
Amortization and deferral	—	(5)	118	290
Net periodic benefit cost	$42	$(15)	$276	$379

	United States Plans		International Plans
	Nine months ended		Nine months ended
	January 1, 2023	January 2, 2022	January 1, 2023	January 2, 2022
Service cost	$—	$—	$681	$872
Interest cost	436	387	1,278	1,078
Expected return on plan assets	(341)	(394)	(1,497)	(1,663)
Amortization and deferral	—	5	356	890
Net periodic benefit cost	$95	$(2)	$818	$1,177

15. Stock-Based Compensation

As of January 1, 2023, the Company maintains the 2017 Equity Incentive Plan as amended from time to time (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $6,906 for the third quarter of fiscal 2023 and $6,393 for the third quarter of fiscal 2022. Stock-based compensation was $18,770 and $15,817 for the nine months of fiscal 2023 and fiscal 2022, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the nine months of fiscal 2023, the Company granted to non-employee directors 39,219 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the nine months of fiscal 2023, the Company granted to management and other key employees 310,140 non-qualified stock options that vest ratably over three years from the date of grant and 345,449 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the nine months of fiscal 2023 included the exercise of 18,719 stock options and the vesting of 223,957 restricted stock units, 29,171 TSRs and 21,195 PSUs.

As of January 1, 2023, there were 1,258,054 non-qualified stock options, 1,015,681 restricted stock units including non-employee director restricted stock units and 31,584 TSRs outstanding.

16. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the nine months ended January 1, 2023:

Shares outstanding as of March 31, 2022	40,986,658
Purchase of treasury stock	(358,365)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	215,931
Shares outstanding as of January 1, 2023	40,844,224

Treasury Stock

During the nine months ended January 1, 2023, the Company purchased 358,365 shares for $22,907 and 1,422,569 shares for $114,534 during the nine months ended January 2, 2022. At January 1, 2023 and March 31, 2022, the Company held 15,108,666 and 14,762,266 shares as treasury stock, respectively. During the nine months ended January 1, 2023, the Company also issued 11,965 shares out of its treasury stock, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of January 1, 2023 and March 31, 2022, are as follows:

	March 31, 2022	Before Reclassifications	Amounts Reclassified from AOCI	January 1, 2023
Pension funded status adjustment	$(12,637)	$—	$254	$(12,383)
Net unrealized gain (loss) on derivative instruments	2,963	2,841	1,847	7,651
Foreign currency translation adjustment (1)	(133,821)	(47,515)	—	(181,336)
Accumulated other comprehensive (loss) income	$(143,495)	$(44,674)	$2,101	$(186,068)
(1) Foreign currency translation adjustment for the nine months ended January 1, 2023 includes a $20,543 gain (net of taxes of $6,266) related to the Company's $300,000 and $150,000 cross-currency fixed interest rate swap contracts.

The following table presents reclassifications from AOCI during the third quarter ended January 1, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$2,484	Cost of goods sold
Tax benefit	(581)
Net unrealized loss on derivative instruments, net of tax	$1,903

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(360)	Interest expense
Tax expense	84
Net unrealized gain on derivative instruments, net of tax	$(276)

Defined benefit pension costs:
Prior service costs and deferrals	$118	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(34)
Net periodic benefit cost, net of tax	$84

The following table presents reclassifications from AOCI during the nine months ended January 1, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$2,411	Cost of goods sold
Tax benefit	(564)
Net unrealized loss on derivative instruments, net of tax	$1,847

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(3,283)	Interest expense
Tax expense	767
Net unrealized gain on derivative instruments, net of tax	$(2,516)

Defined benefit pension costs:
Prior service costs and deferrals	$356	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(102)
Net periodic benefit cost, net of tax	$254

The following table presents reclassifications from AOCI during the third quarter ended January 2, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(5,521)	Cost of goods sold
Tax expense	1,294
Net unrealized gain on derivative instruments, net of tax	$(4,227)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(88)	Interest expense
Tax expense	20
Net unrealized gain on derivative instruments, net of tax	$(68)

Defined benefit pension costs:
Prior service costs and deferrals	$285	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(69)
Net periodic benefit cost, net of tax	$216

The following table presents reclassifications from AOCI during the nine months ended January 2, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(8,769)	Cost of goods sold
Tax expense	2,055
Net unrealized loss on derivative instruments, net of tax	$(6,714)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(88)	Interest expense
Tax expense	20
Net unrealized gain on derivative instruments, net of tax	$(68)

Defined benefit pension costs:
Prior service costs and deferrals	$895	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(206)
Net periodic benefit cost, net of tax	$689

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the third quarter and nine months ended January 1, 2023:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2022	$—	$557	$571,464	$(719,119)	$1,783,586	$(143,495)	$(3,620)	$1,489,373	$3,902	$1,493,275
Stock-based compensation	—	—	5,330	—	—	—	—	5,330	—	5,330
Exercise of stock options	—	1	—	—	—	—	—	1	—	1
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(633)	—	—	—	—	(633)	—	(633)
Purchase of common stock	—	—	—	(22,907)	—	—	—	(22,907)	—	(22,907)
Other	—	—	(41)	240	—	—	—	199	—	199
Net earnings	—	—	—	—	30,978	—	—	30,978	—	30,978
Dividends ($0.175 per common share)	—	—	174	—	(7,282)	—	—	(7,108)	—	(7,108)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $34)	—	—	—	—	—	89	—	89	—	89
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $2,514)	—	—	—	—	—	(8,234)	—	(8,234)	—	(8,234)
Foreign currency translation adjustment	—	—	—	—	—	(52,010)	—	(52,010)	(210)	(52,220)
Balance at July 3, 2022	$—	$558	$576,294	$(741,786)	$1,807,282	$(203,650)	$(3,620)	$1,435,078	$3,692	$1,438,770
Stock-based compensation	—	—	6,534	—	—	—	—	6,534	—	6,534
Exercise of stock options	—	1	114	—	—	—	—	115	—	115
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(5,624)	—	—	—	—	(5,624)	—	(5,624)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	963	963	—	963
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	28	276	—	—	—	304	—	304
Net earnings	—	—	—	—	34,472	—	—	34,472	—	34,472
Dividends ($0.175 per common share)	—	—	174	—	(7,312)	—	—	(7,138)	—	(7,138)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $34)	—	—	—	—	—	81	—	81	—	81
Net unrealized gain (loss) on derivative instruments (net of tax of $647)	—	—	—	—	—	2,116	—	2,116	—	2,116
Foreign currency translation adjustment	—	—	—	—	—	(55,961)	—	(55,961)	(214)	(56,175)
Balance at October 2, 2022	$—	$559	$577,520	$(741,510)	$1,834,442	$(257,414)	$(2,657)	$1,410,940	$3,478	$1,414,418

Stock-based compensation	—	—	6,906	—	—	—	—	6,906	—	6,906
Exercise of stock options	—	1	946	—	—	—	—	947	—	947
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(128)	—	—	—	—	(128)	—	(128)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	194	194	—	194
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	(30)	314	—	—	—	284	—	284
Net earnings	—	—	—	—	44,410	—	—	44,410	—	44,410
Dividends ($0.175 per common share)	—	—	193	—	(7,333)	—	—	(7,140)	—	(7,140)
Other comprehensive income:								—		—
Pension funded status adjustment (net of tax benefit of $34)	—	—	—	—	—	84	—	84	—	84
Net unrealized gain (loss) on derivative instruments (net of tax of $3,298)	—	—	—	—	—	10,806	—	10,806	—	10,806
Foreign currency translation adjustment	—	—	—	—	—	60,456	—	60,456	109	60,565
Balance at January 1, 2023	$—	$560	$585,407	$(741,196)	$1,871,519	$(186,068)	$(2,463)	$1,527,759	$3,587	$1,531,346

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the third quarter and nine months ended January 2, 2022:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2021	$—	$555	$554,168	$(563,481)	$1,669,751	$(115,883)	$(5,355)	$1,539,755	$3,821	$1,543,576
Stock-based compensation	—	—	3,659	—	—	—	—	3,659	—	3,659
Exercise of stock options	—	1	386	—	—	—	—	387	—	387
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(4,803)	—	—	—	—	(4,803)	—	(4,803)
Purchase of common stock	—	—	—	(31,512)	—	—	—	(31,512)	—	(31,512)
Other	—	—	44	170	—	—	—	214	—	214
Net earnings	—	—	—	—	43,929	—	—	43,929	—	43,929
Dividends ($0.175 per common share)	—	—	173	—	(7,608)	—	—	(7,435)	—	(7,435)
Dissolution of joint venture	—	—	—	—	—	—	—	—	(47)	(47)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $68)	—	—	—	—	—	240	—	240	—	240
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,187)	—	—	—	—	—	3,897	—	3,897	—	3,897
Foreign currency translation adjustment	—	—	—	—	—	15,272	—	15,272	49	15,321
Balance at July 4, 2021	$—	$556	$553,627	$(594,823)	$1,706,072	$(96,474)	$(5,355)	$1,563,603	$3,823	$1,567,426
Stock-based compensation	—	—	5,765	—	—	—	—	5,765	—	5,765
Exercise of stock options	—	1	770	—	—	—	—	771	—	771
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(4,197)	—	—	—	—	(4,197)	—	(4,197)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,354	1,354	—	1,354
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	52	174	—	—	—	226	—	226
Net earnings	—	—	—	—	35,626	—	—	35,626	—	35,626
Dividends ($0.175 per common share)	—	—	185	—	(7,641)	—	—	(7,456)	—	(7,456)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $69)	—	—	—	—	—	233	—	233	—	233
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $683)	—	—	—	—	—	(2,233)	—	(2,233)	—	(2,233)
Foreign currency translation adjustment	—	—	—	—	—	(23,673)	—	(23,673)	15	(23,658)
Balance at October 3, 2021	$—	$557	$556,202	$(594,649)	$1,734,057	$(122,147)	$(4,001)	$1,570,019	$3,838	$1,573,857

Stock-based compensation	—	—	6,393	—	—	—	—	6,393	—	6,393
Exercise of stock options	—	—	115	—	—	—	—	115	—	115
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(120)	—	—	—	—	(120)	—	(120)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	381	381	—	381
Purchase of common stock	—	—	—	(83,022)	—	—	—	(83,022)	—	(83,022)
Other	—	—	31	195	—	—	—	226	—	226
Net earnings	—	—	—	—	36,264	—	—	36,264	—	36,264
Dividends ($0.175 per common share)	—	—	184	—	(7,480)	—	—	(7,296)	—	(7,296)
Other comprehensive income:								—		—
Pension funded status adjustment (net of tax benefit of $69)	—	—	—	—	—	216	—	216	—	216
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $241)	—	—	—	—	—	(786)	—	(786)	—	(786)
Foreign currency translation adjustment	—	—	—	—	—	(18,270)	—	(18,270)	56	(18,214)
Balance at January 2, 2022	$—	$557	$562,805	$(677,476)	$1,762,841	$(140,987)	$(3,620)	$1,504,120	$3,894	$1,508,014

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Nine months ended
	January 1, 2023	January 2, 2022	January 1, 2023	January 2, 2022
Net earnings attributable to EnerSys stockholders	$44,410	$36,264	$109,860	$115,819
Weighted-average number of common shares outstanding:
Basic	40,835,636	41,905,815	40,787,654	42,393,907
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	446,057	591,230	479,666	702,833
Diluted weighted-average number of common shares outstanding	41,281,693	42,497,045	41,267,320	43,096,740
Basic earnings per common share attributable to EnerSys stockholders	$1.09	$0.87	$2.69	$2.73
Diluted earnings per common share attributable to EnerSys stockholders	$1.08	$0.85	$2.66	$2.69
Anti-dilutive equity awards not included in diluted weighted-average common shares	1,200,525	835,192	1,181,550	429,532

18. Business Segments

Summarized financial information related to the Company's reportable segments for the third quarter and nine months ended January 1, 2023 and January 2, 2022, is shown below:

	Quarter ended		Nine months ended
	January 1, 2023	January 2, 2022	January 1, 2023	January 2, 2022
Net sales by segment to unaffiliated customers (1)
Energy Systems	$434,310	$385,242	$1,279,913	$1,126,287
Motive Power	361,788	339,510	1,067,632	996,313
Specialty	124,129	119,254	371,090	327,694
Total net sales	$920,227	$844,006	$2,718,635	$2,450,294
Operating earnings by segment
Energy Systems	$20,623	$3,542	$38,836	$11,777
Motive Power	46,969	39,030	128,936	130,660
Specialty	10,876	11,065	28,231	33,443
Inventory adjustment relating to exit activities - Energy Systems	211	—	211	—
Inventory adjustment relating to exit activities - Motive Power	652	—	(892)	(960)
Restructuring and other exit charges - Energy Systems	(158)	(682)	(1,097)	(1,331)
Restructuring and other exit charges - Motive Power	(650)	(1,679)	(11,304)	(12,888)
Restructuring and other exit charges - Specialty	7	(111)	7	1,058
Total operating earnings (2)	$78,530	$51,165	$182,928	$161,759

(1) Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2) The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.

19. Subsequent Events

On February 8, 2023, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on March 31, 2023, to stockholders of record as of March 17, 2023.

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

Overview

EnerSys (the “Company,” “we,” or “us”) is a world leader in stored energy solutions for industrial applications. We design, manufacture, and distribute energy systems solutions and motive power batteries, specialty batteries, battery chargers, power equipment, battery accessories and outdoor equipment enclosure solutions to customers worldwide. Energy Systems, which combine power conversion, power distribution, energy storage, and enclosures, are used in the telecommunication, broadband, data center and utility industries, uninterruptible power supplies, and numerous applications requiring stored energy solutions. Motive Power batteries and chargers are utilized in electric forklift trucks, automated guided vehicles (AGVs), and other industrial electric powered vehicles. Specialty batteries are used in aerospace and defense applications, large over the road trucks, premium automotive and medical products. We also provide aftermarket and customer support services to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force around the world.

The Company's three reportable segments, based on lines of business, are as follows:

•Energy Systems - uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems, as well as telecommunications systems, switchgear and electrical control systems used in industrial facilities and electric utilities, large-scale energy storage and energy pipelines. Energy Systems also includes highly integrated power solutions and services to broadband, telecom, data center, and renewable and industrial customers, as well as thermally managed cabinets and enclosures for electronic equipment and batteries.
•Motive Power - power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications, AGVs, as well as mining equipment, diesel locomotive starting and other rail equipment; and
•Specialty - premium starting, lighting and ignition applications in transportation, energy solutions for satellites, military aircraft, submarines, ships and other tactical vehicles as well as medical devices and equipment.

Economic Climate

The economic climate in North America, China and EMEA slowed in calendar 2022 after experiencing strong growth during calendar 2021. All regions are experiencing a rise in inflation and are being negatively impacted by the war in Ukraine. We expect interest rates to continue to increase in the U.S. and the Euro zone. China’s slowing economy is facing further headwinds caused by continued high COVID-19 infection rates.

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

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. Since the beginning of fiscal year 2023, we have experienced a range in lead prices from just above $1.10 per pound to approximately $0.85 per pound. We are experiencing elevated costs in some of our other raw materials such as plastic resins, steel, copper, acid, separator paper and electronics and elevated freight and increased energy costs.

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

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $1,071.7 million (yielding a primary operating capital percentage of 29.1%) at January 1, 2023, $1,042.0 million (yielding a primary operating capital percentage of 28.7%) at March 31, 2022 and $989.9 million at January 2, 2022 (yielding a primary operating capital percentage of 29.3%). The primary operating capital percentage of 29.1% at January 1, 2023 worsened by 40 basis points compared to March 31, 2022 and improved 20 basis points compared to January 2, 2022. The changes in the ratio are a result of the continued supply chain constraints and inflationary pressures across our business that have outweighed benefits received from the sale of $150.0 million in accounts receivables through a Receivables Purchase Agreement (RPA) entered into during the third quarter of fiscal 2023.

Primary operating capital and primary operating capital percentages at January 1, 2023, March 31, 2022 and January 2, 2022 are computed as follows:

($ in Millions)	January 1, 2023	March 31, 2022	January 2, 2022
Accounts receivable, net	$581.8	$719.4	$636.0
Inventory, net	835.2	715.7	671.4
Accounts payable	(345.3)	(393.1)	(317.5)
Total primary operating capital	$1,071.7	$1,042.0	$989.9
Trailing 3 months net sales	$920.2	$907.0	$844.0
Trailing 3 months net sales annualized	$3,680.8	$3,628.1	$3,376.0

Primary operating capital as a % of annualized net sales	29.1%	28.7%	29.3%

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $298 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $843 million at January 1, 2023, availability subject to credit agreement financial covenants.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

During the third quarter of fiscal 2023, the Company entered into a Receivables Purchase Agreement (RPA). The RPA provides for EnerSys to sell up to $150 million of accounts receivable based on a borrowing base calculation. In December 2022 EnerSys sold $150.0 million of accounts receivables for approximately $149.7 million in net proceeds to an unaffiliated financial institution, of which $25.6 million were collected as of January 1, 2023. Total collateralized accounts receivables of approximately $252.7 million were held by EnerSys Finance at January 1, 2023. The RPA is for a three-year term and matures on December 20, 2025.

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provides a new incremental delayed-draw senior secured term loan up to $300 million, which shall be available to draw at any time until March 15, 2023. Once the Company draws the funds, they will mature on September 30, 2026, the same as the Company's Second Amended Term Loan and Second Amended Revolver. Our 5% Senior Notes mature on April 30, 2023, unless earlier redeemed or repurchased. We expect to refinance the redemption of the 2023 Notes in the fourth quarter of fiscal 2023 with borrowings under the Third Amended Term Loan.

During the nine months of fiscal 2023, the Company repurchased 358,365 shares of common stock for approximately $22.9 million.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisitions, stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales increased $76.2 million or 9.0% in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022. This increase was the result of an 8% increase in pricing and a 5% increase in organic growth, partially offset by a 4% decrease in foreign currency translation impact.

Net sales increased $268.3 million or 11.0% in the nine months of fiscal 2023 as compared to the nine months of fiscal 2022. This increase was due to an 8% increase in both pricing and organic volume, partially offset by a 5% decrease in foreign currency translation impact.

Segment sales

	Quarter ended January 1, 2023		Quarter ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$434.3	47.2%	$385.2	45.7%	$49.1	12.7%
Motive Power	361.8	39.3	339.5	40.2	22.3	6.6
Specialty	124.1	13.5	119.3	14.1	4.8	4.1
Total net sales	$920.2	100.0%	$844.0	100.0%	$76.2	9.0%

	Nine months ended January 1, 2023		Nine months ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$1,279.9	47.1%	$1,126.2	46.0%	$153.7	13.6%
Motive Power	1,067.7	39.3	996.3	40.6	71.4	7.2
Specialty	371.0	13.7	327.8	13.4	43.2	13.2
Total net sales	$2,718.6	100.0%	$2,450.3	100.0%	$268.3	11.0%

Net sales of our Energy Systems segment in the third quarter of fiscal 2023 increased $49.1 million or 12.7% compared to the third quarter of fiscal 2022. This increase was due to a 9% in pricing and 8% increase in organic growth, partially offset by a 4% decrease in foreign currency translation impact. Net sales of our Energy Systems segment in the nine months of fiscal 2023 increased $153.7 million or 13.6% compared to the nine months of fiscal 2022. This increase was due to a 9% increase in both organic volume and pricing, partially offset by a 4% decrease in foreign currency translation impact. This increase in sales was driven by improvement in pricing and organic volume primarily from the higher volume sales in battery sales in the Americas and improved power product sales in broadband and telecom.

Net sales of our Motive Power segment in the third quarter of fiscal 2023 increased by $22.3 million or 6.6% compared to the third quarter of fiscal 2022. This increase was primarily due to a 9% increase in pricing and a 3% increase in organic volume, partially offset by a 5% decrease in foreign currency translation impact. Net sales of our Motive Power segment in the nine months of fiscal 2023 increased by $71.4 million or 7.2% compared to the nine months of fiscal 2022. This increase was primarily due to a 9% increase in pricing and 4% increase in organic volume, partially offset by a 6% decrease in foreign currency translation impact. We continue to benefit from continued improved pricing and favorable sales mix.

Net sales of our Specialty segment in the third quarter of fiscal 2023 increased by $4.8 million or 4.1% compared to the third quarter of fiscal 2022. The increase was primarily due to a 5% increase in pricing and a 1% increase in organic volume, partially offset by a 2% decrease in foreign currency translation. Net sales of our Specialty segment in the nine months of fiscal 2023 increased by $43.2 million or 13.2% compared to the nine months of fiscal 2022. The increase was primarily due to a 10%

increase in organic volume and a 6% increase in pricing, partially offset by a 3% decrease in foreign currency translation impact. This increase in net sales was primarily driven by improved pricing and strong demand in primarily the transportation sector, which is restrained by our capacity growth in our Missouri plants.

Gross Profit

	Quarter ended January 1, 2023		Quarter ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$213.7	23.2%	$184.3	21.8%	$29.4	15.9%

	Nine months ended January 1, 2023		Nine months ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$594.1	21.9%	$555.4	22.7%	$38.7	7.0%

Gross profit increased $29.4 million or 15.9% in the third quarter and increased $38.7 million or 7.0% in the nine months of fiscal 2023 compared to the comparable periods of fiscal 2022. Gross profit, as a percentage of net sales, increased 140 basis points and decreased 80 basis points in the third quarter and nine months of fiscal 2023, respectively, compared to the third quarter and nine months of fiscal 2022. The increase in the gross profit margin in the current quarter reflects a strong performance in our price/mix, which more than offset year on year and sequential cost increases. This step forward has helped to offset full year higher freight costs and component shortages from supply chain constraints along with other inflationary pressures in raw materials, labor, supplies and utilities, which still exceed pricing recoveries on a year to date basis, as well as adverse foreign currency translation impact. Gross profit, as a percentage of net sales, increased sequentially 150 basis points from the second quarter of fiscal 2023 due to impressive product price and mix improvements, representing the second sequential increase in gross profit margin since the third quarter of fiscal 2021.

Operating Items

	Quarter ended January 1, 2023		Quarter ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$134.4	14.6%	$130.7	15.4%	$3.7	2.8%
Restructuring and other exit charges	$0.8	0.1%	$2.5	0.3%	$(1.7)	(67.6)%

	Nine months ended January 1, 2023		Nine months ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$398.8	14.7%	$380.5	15.5%	$18.3	4.8%
Restructuring and other exit charges	$12.4	0.5%	$13.2	0.6%	$(0.8)	(5.8)%

Operating expenses, as a percentage of sales, decreased 80 basis points in both the third quarter and nine months of fiscal 2023, compared to the comparable periods of fiscal 2022.

Selling expenses, our main component of operating expenses, increased $2.5 million or 4.5% in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, but decreased 30 basis points as a percentage of net sales. In the nine months of fiscal 2023, selling expenses increased by $4.6 million or 2.8% compared to the nine months of fiscal 2022, but decreased 50 basis points as a percentage of net sales.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our third quarter and nine months of fiscal 2023 operating results of Energy Systems were restructuring charges of $0.3 million and $1.2 million, respectively. Included in our third quarter and nine months of fiscal 2023 operating results of Motive Power were restructuring charges of $0.1 million and $0.3 million, respectively.

Included in our third quarter and nine months of fiscal 2022 operating results of Energy Systems were restructuring charges of $0.7 million and $1.8 million, respectively. Included in our third quarter and nine months of fiscal 2022 operating results of Motive Power were restructuring charges of $0.3 million and $1.5 million, respectively.

Exit Charges

Fiscal 2023 Program

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18.5 million. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9.2 million and non-cash charges from inventory and fixed asset write-offs are estimated to be $9.3 million. These actions will result in the reduction of approximately 165 employees. The plan is expected to be completed in calendar 2023.

During the nine months of fiscal 2023, the Company recorded cash charges relating primarily to severance and manufacturing variances of $2.3 million and non-cash charges of $7.3 million relating to fixed asset write-offs. The Company also recorded a non-cash write-off relating to inventories of $1.6 million, which was reported in cost of goods sold.

Fiscal 2022 Programs

Hagen, Germany

In fiscal 2021, we committed to a plan to close substantially all of our facility in Hagen, Germany, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. We plan to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

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

During the nine months of fiscal 2023, the Company recorded cash charges of $1.5 million relating primarily to site cleanup and $0.4 million of non-cash charges relating to accelerated depreciation of fixed assets.

Russia

In February 2022, as a result of the Russia-Ukraine conflict, economic sanctions were imposed on Russian individuals and entities, including financial institutions, by countries around the world, including the U.S. and the European Union. On March 3, 2022, the Company announced that it was indefinitely suspending its operations in Russia in order to comply with the sanctions. As a result of this decision, the Company wrote off net assets of $4.0 million relating to its Russian subsidiary. The Company also incurred cash charges of $1.3 million relating to severance and exiting lease obligations. During the third quarter of fiscal 2023, the Company sold inventory previously written off resulting in the reversal of $0.9 million in cost of goods sold and reversal of $0.7 million of cash charges primarily relating to lease obligations.

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

Operating Earnings

	Quarter ended January 1, 2023		Quarter ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$20.5	4.7%	$3.5	0.9%	$17.0	NM %
Motive Power	47.0	13.0	39.0	11.5	8.0	20.3
Specialty	10.9	8.8	11.1	9.3	(0.2)	(1.7)
Subtotal	78.4	8.5	53.6	6.4	24.8	46.3
Inventory adjustment relating to exit activities - Energy Systems	0.2	—	—	—	0.2	NM
Inventory adjustment relating to exit activities - Motive Power	0.7	0.2	—	—	0.7	NM
Restructuring and other exit charges - Energy Systems	(0.2)	—	(0.7)	(0.2)	0.5	(76.8)
Restructuring and other exit charges - Motive Power	(0.6)	(0.2)	(1.7)	(0.5)	1.1	(61.3)
Restructuring and other exit charges - Specialty	—	—	(0.1)	(0.1)	0.1	NM
Total operating earnings	$78.5	8.5%	$51.1	6.1%	$27.4	53.5%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

	Nine months ended January 1, 2023		Nine months ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$38.8	3.0%	$11.8	1.0%	$27.0	NM %
Motive Power	128.8	12.1	130.6	13.1	(1.8)	(1.3)
Specialty	28.3	7.6	33.5	10.2	(5.2)	(15.6)
Subtotal	195.9	7.2	175.9	7.2	20.0	11.4
Inventory adjustment relating to exit activities - Energy Systems	0.2	—	—	—	0.2	NM
Inventory adjustment relating to exit activities - Motive Power	(0.8)	(0.1)	(1.0)	(0.1)	0.2	(7.1)
Restructuring and other exit charges - Energy Systems	(1.2)	(0.1)	(1.4)	(0.1)	0.2	(17.6)
Restructuring and other exit charges - Motive Power	(11.2)	(1.1)	(12.9)	(1.3)	1.7	(12.3)
Restructuring and other exit charges - Specialty	—	—	1.1	0.3	(1.1)	NM
Total operating earnings	$182.9	6.7%	$161.7	6.6%	$21.2	13.1%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased $27.4 million or 53.5% and increased $21.2 million or 13.1% in the third quarter and nine months of fiscal 2023, respectively, compared to the third quarter and nine months of fiscal 2022. Operating earnings, as a percentage of net sales, increased 240 basis points and 10 basis points in the third quarter and nine months of fiscal 2023, respectively, compared to the third quarter and nine months of fiscal 2022.

The Energy Systems operating earnings, as a percentage of sales, increased 380 basis points and 200 basis points in the third quarter and nine months of fiscal 2023, respectively, compared to the third quarter and nine months of fiscal 2022. This increase in operating earnings was primarily as a result of higher volumes, price increases, and product mix improvement. This improvement was offset by higher inflationary costs in raw materials, increasing freight costs, higher utility costs driving unfavorable manufacturing variances, higher selling, general and administrative expenses (SG&A) costs, and adverse foreign currency translation impact.

The Motive Power operating earnings, as a percentage of sales, increased 150 basis points and decreased 100 basis points in the third quarter and nine months of fiscal 2023, respectively, compared to the third quarter and nine months of fiscal 2022. This increase was driven by pricing actions and improved product mix offsetting inflationary pressure on costs and adverse foreign currency translation impact, whereas in the first nine months of fiscal 2022 inflation pressures were not fully mitigated by price increases.

The Specialty operating earnings, as a percentage of sales, decreased 50 basis points and 260 basis points in the third quarter and nine months of fiscal 2023, respectively, compared to the third quarter and nine months of fiscal 2022. Despite our efforts to mitigate inflationary pressure on costs with price increases, the decrease in operating earnings was driven by higher manufacturing costs, operating expenses and adverse foreign currency translation impact.

Interest Expense

	Quarter ended January 1, 2023		Quarter ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$17.5	1.9%	$9.7	1.2%	$7.8	79.6%

	Nine months ended January 1, 2023		Nine months ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$44.5	1.6%	$28.4	1.2%	$16.1	56.8%

Interest expense of $17.5 million in the third quarter of fiscal 2023 (net of interest income of $0.4 million) was $7.8 million higher than the interest expense of $9.7 million in the third quarter of fiscal 2022 (net of interest income of $0.6 million).

Interest expense of $44.5 million in the nine months of fiscal 2023 (net of interest income of $1.1 million) was $16.1 million higher than the interest expense of $28.4 million in the nine months of fiscal 2022 (net of interest income of $1.7 million).

The increase in interest expense in the third quarter of fiscal 2023 and nine months of fiscal 2023 is primarily due to higher borrowing levels, higher short term interest rates, and an additional $1.2 million in third party administrative and legal fees related to the Third Amended Credit Facility, partially offset by the benefit from the $300 million and $150 million cross currency fixed interest rate swaps. Our average debt outstanding was $1,300.2 million and $1,361.6 million in the third quarter and nine months of fiscal 2023, compared to $1,184.0 million and $1,105.8 million in the third quarter and nine months of fiscal 2022.

In connection with the Second Amended Credit Facility, we capitalized $3.0 million in debt issuance costs and wrote off $0.1 million of unamortized debt issuance costs. Included in interest expense are non-cash charges for deferred financing fees of $0.5 million and $1.5 million in the third quarter and nine months of fiscal 2023, respectively, compared to $0.5 million and $1.6 million in the third quarter and nine months of fiscal 2022.

In connection with the Third Amended Credit Facility, we incurred $1.2 million in third party administrative and legal fees recognized in interest expense and capitalized $1.1 million in charges from existing lenders as a deferred asset.

Other (Income) Expense, Net

	Quarter ended January 1, 2023		Quarter ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other expense (income), net	$3.2	0.3%	$(1.4)	(0.2)%	$4.6	NM
NM = not meaningful

	Nine months ended January 1, 2023		Nine months ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other expense (income), net	$3.5	0.1%	$(1.7)	(0.1)%	$5.2	NM
NM = not meaningful

Other expense (income), net in the third quarter of fiscal 2023 was expense of $3.2 million compared to income of $1.4 million in the third quarter of fiscal 2022. Other expense (income), net in the nine months of fiscal 2023 was expense of $3.5 million compared to income of $1.7 million in the nine months of fiscal 2022. Foreign currency impact resulted in a loss of $1.3 million and gain of $1.2 million in the third quarter and nine months of fiscal 2023, respectively, compared to a foreign currency gain of $2.2 million and $3.1 million in the third quarter and nine months of fiscal 2022, respectively. Included in the third quarter and nine months of fiscal 2023 foreign currency impact is a gain of $0.6 million and loss of $4.5 million relating to the remeasurement of monetary assets from the exit of our Russia operations.

Earnings Before Income Taxes

	Quarter ended January 1, 2023		Quarter ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$57.8	6.3%	$42.8	5.1%	$15.0	35.1%

	Nine months ended January 1, 2023		Nine months ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$134.9	5.0%	$135.0	5.5%	$(0.1)	(0.1)%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2023 increased $15.0 million, or 35.1%, compared to the third quarter of fiscal 2022 and decreased $0.1 million, or 0.1% in the nine months of fiscal 2023 compared to the nine months of fiscal 2022.
Income Tax Expense

	Quarter ended January 1, 2023		Quarter ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$13.4	1.5%	$6.5	0.8%	$6.9	NM
Effective tax rate	23.2%		15.3%		7.9%

	Nine months ended January 1, 2023		Nine months ended January 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$25.0	0.9%	$19.2	0.8%	$5.8	30.0%
Effective tax rate	18.5%		14.2%		4.3%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2023 and 2022 was based on the estimated effective tax rates applicable for the full years ending March 31, 2023 and March 31, 2022, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which we operate, change in tax laws and the amount of our consolidated earnings before taxes.

The consolidated effective income tax rates for the third quarter of fiscal 2023 and 2022 were 23.2% and 15.3%, respectively, and were 18.5% and 14.2% for the nine months of fiscal 2023 and 2022, respectively. The rate increase in the third quarter and nine months of fiscal 2023 compared to the prior year periods are primarily due to taxes associated with a modification of the Company’s indefinite reinvestment position related to undistributed earnings in certain foreign subsidiaries and changes in mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 80% for fiscal 2023 compared to 87% for fiscal 2022. The foreign effective tax rates for the nine months of fiscal 2023 and 2022 were 14.5% and 10.2%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2023 and fiscal 2022 and were taxed at an effective income tax rate of approximately 9% and 8%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities provided cash of $135.8 million in the nine months of fiscal 2023 compared to $78.0 million of cash used in the nine months of fiscal 2022, with the increase in operating cash resulting mainly due to activity in accounts receivable, inventory, and accounts payable. Accounts receivable decreased or provided cash of $123.4 million due to sale of $150.0 million accounts receivable under the RPA entered into December 21, 2022. Inventory increased or used cash of $135.9 million. All components of inventory increased due to strategic investment, supply chain delays, new products and higher inventory costs from higher raw material costs, manufacturing and freight costs and to address the high backlog of customer orders. Accounts payable decreased or used cash of $31.6 million due to seasonal reduction. In the nine months of fiscal 2023, net earnings were $109.9 million, depreciation and amortization $69.0 million, stock-based compensation $18.8 million, non-cash charges relating to exit charges $8.4 million, primarily relating to the Ooltewah, Tennessee plant closure, derivative losses of $1.4 million, non-cash interest of $1.5 million, and allowance for doubtful debts of $0.7 million. Prepaid and other current assets were a use of funds of $8.3 million, primarily from an increase of $13.6 million in other prepaid expenses, such as taxes, insurance and other advances, partially offset by a $5.3 million decrease in contract assets. Accrued expenses were a use of funds of $17.1 million primarily from payroll related payments of $10.4 million net of accruals, tax payments net of accruals of $10.4 million, interest payments net of accruals of $6.2 million, partially offset by deferred income and contract liabilities of $3.9 million, freight charges of $3.5 million, warranty accruals of $1.2 million, other miscellaneous accruals of $1.3 million.
In the nine months of fiscal 2022, operating activities used cash of $78.0 million primarily from the activity in accounts receivable, inventory, and accounts payable. Inventory and accounts receivable increased or used cash of $163.7 million and $40.3 million, respectively, and accounts payable decreased or used cash of $9.1 million. In the nine months of fiscal 2022, net earnings were $115.8 million, depreciation and amortization $72.3 million, stock-based compensation $15.8 million, non-cash charges relating to exit charges $3.9 million, primarily relating to the Hagen, Germany plant closure, allowance for doubtful debts of $1.9 million and non-cash interest of $1.6 million. Prepaid and other current assets were a use of funds of $18.3 million, primarily from an increase of $14.4 million in other prepaid expenses, such as taxes, insurance and other advances, as well as an increase of $3.9 million of contract assets. Accrued expenses were a use of funds of $58.2 million primarily from payroll related payments of $23.1 million, income tax payments of $20.4 million, Hagen severance payments of $19.6 million and interest payments net of accrual of $7.0 million, partially offset by customer advances of $11.7 million.

Investing activities used cash of $13.7 million in the nine months of fiscal 2023, which primarily consisted of capital expenditures of $57.5 million relating to plant improvements, partially offset by proceeds from termination of a net investment hedge of $43.4 million.

Investing activities used cash of $47.7 million in the nine months of fiscal 2022, which primarily consisted of capital expenditures of $52.4 million relating to plant improvements. We also received $3.3 million from the sale of our facilities in Europe.

Financing activities used cash of $202.8 million in the nine months of fiscal 2023. During the nine months of fiscal 2023, we borrowed $291.1 million under the Second Amended Revolver and repaid $422.1 million of the Second Amended Revolver and $1.6 million of the Second Amended Term loan. Net repayments on short-term debt were $20.3 million. Treasury stock open market purchases were $22.9 million, payment of cash dividends to our stockholders were $21.4 million and payment of taxes related to net share settlement of equity awards were $6.4 million. Payments for financing costs for debt modification were $1.1 million. Proceeds from stock options were $1.1 million.

Financing activities provided cash of $76.4 million in the nine months of fiscal 2022. During the nine months of fiscal 2022, we borrowed $424.8 million under the Second Amended Revolver and repaid $39.8 million of the Second Amended Revolver. Repayment on the Second Amended Term Loan was $161.4 million and net payments on short-term debt were $0.3 million. Treasury stock open market purchases were $114.5 million, payment of cash dividends to our stockholders were $22.2 million and payment of taxes related to net share settlement of equity awards were $9.1 million. Debt issuance costs relating to the refinancing of the 2017 Credit Facility was $3.0 million. Proceeds from stock options were $1.3 million.
Currency translation had a negative impact of $23.8 million on our cash balance in the nine months of fiscal 2023 compared to the negative impact of $5.4 million in the nine months of fiscal 2022. In the nine months of fiscal 2023, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound generally weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $104.4 million to $298.1 million, in the nine months of fiscal 2023 compared to a decrease by $54.7 million to $397.1 million, in the nine months of fiscal 2022.

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

We are in compliance with all covenants and conditions under our Third Amended Credit Facility and Senior Notes. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 10 to the Consolidated Financial Statements included in our 2022 Annual Report and Note 13 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2022 Annual Report. As of January 1, 2023, we had no significant changes to our contractual obligations table contained in our 2022 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at January 1, 2023 are $15.7 million (pre-tax). Those contracts that result in an asset position at January 1, 2023 are $9.9 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

A 100 basis point increase in interest rates would have increased annual interest expense, by approximately $5.4 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
January 1, 2023	$60.0	65.0	$0.92	10%
March 31, 2022	56.8	54.0	1.05	8
January 2, 2022	49.9	48.0	1.04	8
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 100% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at January 1, 2023, lead purchased by January 1, 2023 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $17 million and $60 million in the third quarter and in the nine months of fiscal 2023.

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

At January 1, 2023 and January 2, 2022, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $11.0 million and $42.2 million, respectively.

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
From time to time, we are involved in litigation incidental to the conduct of our business. See Litigation and Other Legal Matters in Note 11 - Commitments, Contingencies and Litigation to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2) (3)
October 3 - October 31, 2022	—	$—	—	$185,545,418
November 1 - November 30, 2022	14,391	70.83	—	185,545,418
December 1, 2022 - January 1, 2023	1,857	74.31	—	185,545,418
Total	16,248	$71.23	—

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

10.1
Receivables Purchase Agreement, dated December 21, 2022, by and among EnerSys, Wells Fargo Bank, National Association, EnerSys Finance, LLC and certain other persons from time to time party thereto as purchasers. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on December 21, 2022)

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

Date: February 8, 2023