Form 10-K
period 2023-03-31
EnerSys
filed 2023-05-24
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2023 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐ Yes    ☒  No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at October 2, 2022: $2,374,598,929 (1) (based upon its closing transaction price on the New York Stock Exchange on October 2, 2022).
(1)For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 19, 2023:                          40,909,454 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about August 3, 2023 are incorporated by reference in Part III of this Annual Report.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•economic, financial and other impacts of the COVID-19 pandemic, global supply chain disruptions, and labor shortages;
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
For the Fiscal Year Ended March 31, 2023

PART I

ITEM 1.	BUSINESS

Overview

EnerSys (the “Company,” “we,” or “us”) is a world leader in energy storage and power solutions for industrial applications. We design, manufacture, and distribute energy systems solutions, motive power batteries, specialty batteries, battery chargers, power equipment, battery accessories and outdoor thermal equipment enclosures solutions for a global customer base. Energy Systems, which combine power conversion, power distribution, energy storage, and thermally managed enclosures, are used in the telecommunication, broadband, data center, and utility industries, for uninterruptible power and numerous other applications requiring stored energy solutions. Motive Power batteries and chargers are utilized in electric forklift trucks, automated guided vehicles, and other industrial electric powered vehicles. Specialty batteries are used in aerospace and defense applications, large over the road trucks, and premium automotive and medical. We also provide aftermarket and customer support services to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives, and our internal sales force around the world.

The Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis. The Company identifies the following as its three operating segments, based on lines of business:

The Company's three reportable segments, based on lines of business, are as follows:

•Energy Systems - uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems used in data centers, as well as telecommunications systems, switchgear and electrical control systems used in industrial facilities and electric utilities, large-scale energy storage and energy pipelines. Energy Systems also includes highly integrated power solutions and services to broadband, telecom, renewable and industrial customers, as well as thermally managed cabinets and enclosures for electronic equipment and batteries.
•Motive Power - power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications as well as mining equipment, diesel locomotive starting and other rail equipment; and
•Specialty - premium batteries for starting, lighting and ignition applications in premium automotive and large over-the-road trucks, energy storage solutions for satellites, military land vehicles, aircraft, submarines, tactical vehicles, as well as medical devices and equipment.
See Note 23 to the Consolidated Financial Statements for information on segment reporting.

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2023”, which refers to our fiscal year ended March 31, 2023. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2023 ended on July 3, 2022, October 2, 2022, January 1, 2023, and March 31, 2023, respectively. The four quarters in fiscal 2022 ended on July 4, 2021, October 3, 2021, January 2, 2022, and March 31, 2022, respectively.

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

Between fiscal years 2003 through 2023, we made thirty-four acquisitions around the globe. There were no acquisitions in fiscal 2023, 2022 and 2021 but we completed the acquisition of NorthStar, headquartered in Stockholm, Sweden in fiscal 2020 and of Alpha in fiscal 2019.

Our Customers

We serve over 10,000 customers in over 100 countries, on a direct basis or through our distributors. We are not overly dependent on any particular end market. Our customer base is highly diverse, and no single customer accounts for more than 10% of our revenues.

Our Energy Systems customers consist of both global and regional customers. These customers are in diverse markets including telecommunication and broadband services, data centers, electric utilities, emergency lighting, renewable energy, and industrial utilities.

Our Motive Power products are sold to a large, diversified customer base. These customers include material handling equipment dealers, forklift and heavy truck original equipment manufacturers (“OEMs”) and end users of such equipment. End users include manufacturers, distributors, warehouse operators, retailers, airports, mine operators and railroads.

Our Specialty products are utilized in transportation, primarily in premium automotive and large over-the-road trucking, aerospace and defense and medical markets. The products are sold globally to OEMs, distribution partners, vehicle fleets and directly to government entities such as the United States of America, Germany and the United Kingdom.

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

Competition

The industrial energy storage market is highly competitive both among competitors who manufacture and sell industrial energy storage solutions and batteries and among customers who purchase industrial energy solutions. Our competitors range from development stage companies to large domestic and international corporations. Certain of our competitors produce energy storage products utilizing technologies or chemistries different from our own. We compete primarily on the basis of reputation, product quality, reliability of service, delivery lead time and price. We believe that our products and services are competitively priced.

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

We believe we are the leader in TPPL technology. We believe that a significant capital investment would be required by any party desiring to produce products using TPPL technology for our markets.

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

Product and Process Development

Our product and process development efforts are focused on the creation of new energy storage products, and integrated power systems and controls. We allocate our resources to the following key areas:

•the design and development of new products;
•optimizing and expanding our existing product offering;
•waste and scrap reduction;
•production efficiency and utilization;
•capacity expansion without additional facilities; and
•quality attribute maximization.

Employees

At March 31, 2023, we had approximately 11,350 employees. Of these employees, approximately 26% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 9% of the total workforce. The average term of these agreements is 2 years, with the longest term being 4.0 years. We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2023.

Information about Our Executive Officers
As of May 24, 2023, our executive officers are:

David M. Shaffer, age 58, President and Chief Executive Officer. Mr. Shaffer has been a director of EnerSys and has served as our President and Chief Executive Officer since April 2016. Prior thereto, he served as President and Chief Operating Officer since November 2014. From January 2013 through October 2014, he served as our President-EMEA. From 2008 to 2013, Mr. Shaffer was our President-Asia. Prior thereto he was responsible for our telecommunications sales in the Americas. Mr. Shaffer joined EnerSys in 2005 and has worked in various roles of increasing responsibility in the industry since 1989. Mr. Shaffer received his Masters of Business Administration degree from Marquette University and his Bachelor of Science degree in Mechanical Engineering from the University of Illinois.

Andrea J. Funk, age 53, Executive Vice President and Chief Financial Officer. Ms. Funk joined EnerSys in December 2018 and served as Vice President Finance, Americas. She was promoted to Executive Vice President & Chief Financial Officer effective April 1, 2022. Ms. Funk holds a Master of Business Administration degree from The Wharton School of Business, and a Bachelor of Science degree in accounting from Villanova University and was a certified public accountant. Previously, Ms. Funk served as Chief Financial Officer and then Chief Executive Officer of Cambridge Lee Industries LLC from 2010-2018. Prior, she served in positions of increasing responsibility at Carpenter Technology, Arrow International, Rhone-Poulenc Rorer, Bell Atlantic Corporation and Ernst & Young. Since July 2017, Ms. Funk has served on the Board of Directors of Crown Holdings Inc., whose shares are traded on the New York Stock Exchange, and is a member of their Audit and Compensation Committees.

Joern Tinnemeyer, age 50, Senior Vice President and Chief Technology Officer. Mr. Tinnemeyer has served as Senior Vice President and Chief Technology Officer since October 2017. He joined EnerSys in August 2016 as its Vice President and Chief Technology Officer. Mr. Tinnemeyer is responsible for global engineering, global quality, and technology development. His primary focus of expertise includes energy storage systems, system design optimization, safety topologies and control theory. He has worked on some of the most advanced lithium battery packs for major automotive OEMs. He currently also serves as Chairman of NaatBatt, North America’s foremost organization to foster advanced energy storage systems. Mr. Tinnemeyer studied applied mathematics and electrical engineering at the University of Toronto and holds a MSc in Astronautics and Space Engineering.

Shawn M. O’Connell, age 50, President, Motive Power Global. Mr. O’Connell has served as our President, Motive Power Global since July 2020. Prior thereto, from April 2019 through July 2020, he served as our President, Motive Power, our Vice President–Reserve Power Sales and Service for the Americas from February 2017, and Vice President of EnerSys Advanced Systems from December 2015 to January 2017. Mr. O’Connell joined EnerSys in 2011, serving in various sales and marketing capacities in several areas of our business. Mr. O’Connell received his Master of Business Administration degree in International Business from the University of Redlands, CA and his Bachelor of Arts degree in English Literature from the California State University, San Bernardino. Mr. O’Connell is a veteran of the U.S. Army’s 82nd Airborne Division (Paratroopers) where he served as a Signals Intelligence Analyst, Spanish Linguist, and held a Top-Secret security clearance.

Andrew M. Zogby, age 63, President, Energy Systems Global. Mr. Zogby has served as President, Energy Systems Global since July 2020. Prior thereto, from April 2019, he served as President, Energy Systems–Americas. He joined EnerSys upon completion of the acquisition of Alpha Technologies in December 2018. Mr. Zogby served as President of Alpha Technologies since 2008 and brings over 30 years of experience in global broadband, telecommunications and renewable energy industries. He has held corporate leadership positions with several leading technology firms. Mr. Zogby received his Bachelor of Science degree in Industrial and Labor Relations from LeMoyne College, Syracuse, New York, and his Master of Business Administration degree from Duke University’s Fuqua School of Business. He is active in the US Chamber of Commerce, and serves on the C_TEC, Chamber Technology Engagement Center Committee.

Environmental Matters and Climate Change Impacts

We are committed to the protection of the environment and train our employees to perform their duties accordingly. In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and evolving environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, we are required to comply with the regulation issued from the European Union called Registration, Evaluation, Authorization and Restriction of Chemicals or “REACH”. Under the regulation, companies that manufacture or import more than one ton of a covered chemical substance per year are required to register it in a central database administered by the European Chemicals Agency. The registration process requires the submission of information to demonstrate the safety of chemicals as used and could result in significant costs or delay the manufacture or sale of our products in the European Union. Additionally, industry associations and their member companies, including EnerSys, have scheduled meetings with the European Union member countries to advocate for their support of an exemption for lead compounds. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws and regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time, we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, can bring personal injury or other claims against us due to the presence of, or their exposure to, hazardous substances used, stored, transported or disposed of by us or contained in our products.

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

Climate change impacts

The potential impact of climate change on our operations is uncertain. The changing climate may result in new and erratic weather patterns, increases in the frequency or severity of storms, increased and decreased temperatures and rising sea levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. Risk Factors, our operating results are significantly influenced by weather, and major changes in historical weather patterns could have a notable impact on our future operating results. For example, if climate change results in drier weather and more accommodating temperatures over a significant period of time, we may be able to increase our productivity, which could positively impact our revenues and gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather conditions, we could experience reduced productivity, which could negatively impact our revenues and gross margins. Further, while an increase in severe weather events, such as hurricanes, tropical storms, blizzards and ice storms, can create a greater amount of emergency restoration service work (an area of potential revenue generation), it often also can result in delays or other negative consequences for our manufacturing operations, or challenges to the consistent delivery of materials from our supply chain or of our products to distributors, which could negatively impact our financial results. Climate change may also affect the conditions in which we operate, and in some cases, expose us to potentially increased liabilities associated with those environmental conditions. Concerns about climate change could also result in new regulations, regulatory actions or requirements to invest in energy efficiency, any of which could result in increased costs associated with our operations. We are aware of the proposed rules on climate disclosure released by the SEC in March of last year. While we are following the progression of the rule, we are pleased to note that we are preparing to meet many of its conditions in advance. We released our inaugural, comprehensive Sustainability Report, which was aligned with GRI and SASB standards. Included in this report, we announced key, measurable environmental, social, and governance (“ESG”) goals and objectives aimed at advancing progress in sustainability, reducing our environmental footprint and creating an inclusive and empowering workplace for all employees. We also issued our inaugural Task Force of Climate Related Financial Disclosures (TCFD) Report in December 2022. As part of our growing sustainability commitment, we announced during fiscal year 2022 that we joined the United Nations Global Compact, Alliance to Save Energy, the U.S. Department of Energy’s Better Plants Program (through which we committed to reducing our energy intensity by 25% over the next 10 years (from a calendar year 2020 baseline)), the United Nations CEO Water Mandate and the CEO Action for Diversity & Inclusion. In 2022, we also submitted our CDP Climate Change disclosure to maintain transparency with our stakeholders and track our progress towards a low carbon society. We intend to continue to conduct a climate risk analysis in the coming year and have completed an analysis of our Scope 1 and 2 emissions. Additionally, we have taken the initial steps to quantify our Scope 3 emissions as we understand that identifying the impacts associated with our production, distribution, and use of our products is critical for further climate risk mitigation.

We strive to operate our facilities in a manner that protects the environment and the health and safety of our employees, customers and communities. We have established required sustainability training for identified employees and incorporate climate and other sustainability considerations into our formal decision-making processes. We have implemented company-wide environmental, health and safety policies and practices, which includes monitoring, training and communication of these policies.

Quality Systems

We utilize a global strategy for quality management systems, policies and procedures, the basis of which is the ISO 9001:2015 standard, a worldwide recognized quality standard. We believe in the principles of this standard and reinforce the same by requiring mandatory compliance for all manufacturing, sales and service locations globally that are registered to the ISO 9001 standard. We also focus on specific plant certifications such as AS9100 (Aerospace), ISO13485:2016 (Medical Devices), ISO/TS 22163:2017 (Rail), IATF16949:2018 (Automotive). We have also acquired our first Lithium-Ion product certification in accordance with ISO 26262 (Product Safety).

This strategy enables us to provide consistent quality products and services to meet our customers’ needs.

Human Capital Management

EnerSys is committed to a comprehensive, cohesive and positive employee experience. We consider talent acquisition, development, engagement and retention critical key drivers of our business success.

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

Diversity, Equity, Inclusion and Belonging: We strive to create a work environment that emphasizes respect, fairness and dignity and that does not tolerate discrimination or harassment. Individuals are evaluated based on merit, without concern for race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We are committed to providing equal opportunities to every member of our workforce. In addition to following all applicable local laws and regulations, for fiscal year 2022, we have also formed an executive steering committee, joined, among other things, the CEO Action for Diversity and Inclusion, and funded additional staffing to further support these efforts.

Philanthropy and Volunteerism: Over the past fiscal year we created an executive level committee dedicated to encouraging and supporting charitable efforts by EnerSys globally. EnerSys is strongly committed to being an outstanding corporate citizen on a global basis in all the countries and communities where we do business. This commitment is reflected in a strong ethic for charitable contributions, endorsement of community activities, encouraging employees to give freely of their own time to serve on boards or committees in many organizations and supporting educational programs in schools and colleges.

We created several committees to assist the company in its philanthropic endeavors that support the communities in which we work. Additionally, we regularly sponsor volunteer events and fundraising campaigns, to encourage our employees to give back to our communities, a commitment that we further support by offering employees paid time off for charitable volunteering.

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

Compensation and Benefits: To attract, retain and recognize talent, we aim to ensure merit-based, compensation practices and strive to provide competitive compensation and benefit packages to our workforce. We provide employee wages that are consistent with employee positions, skill levels, experience, knowledge and geographic location. We align our executives’ and eligible employees’ annual bonus opportunity and long-term equity compensation with our stockholders’ interests by linking realizable pay with company financial performance. In addition, we perform annual pay equity studies to evaluate our global pay practices across the organization.

Environmental, Social and Governance

At EnerSys, we understand that an effective business strategy must also be one that evaluates and addresses environmental and social risk factors as well as opportunities to leverage sustainable operations and ethical behavior as a means of driving business value. To that end, we have been integrating the fundamental values of ESG into our everyday operations and future business strategies. Our Sustainability Team leads ESG our efforts with respect to climate change management, product sustainability, operations, supply chain management.

Sustainability, reliability and resilience are at the core of who we are and what we do at EnerSys every day. Our products help tackle some of our world’s most significant challenges, be it addressing the impacts of climate change, decarbonization, efficient and affordable distribution of goods, grid reliability, telecommunications, and even medical safety. Our batteries and energy storage solutions are part of building a resilient, low-carbon future.

Sustainability at EnerSys is, however, about more than just the benefits and impacts of our products. Our commitment encompasses essential ESG issues fundamental to how we manage our own operations. Minimizing our environmental footprint and providing a safe and inclusive workplace for our employees are top priorities for EnerSys. Being an excellent neighbor and good corporate citizen in the communities where we work and live is extremely important as well. Our products facilitate positive environmental, social and economic impacts around the world. We believe that the power systems and energy management sector have a key role to play in finding innovative solutions to address global climate change. Our climate change policy underscores our goal to carry out all business activities in a sustainable manner. Our environmental policies and practices aim to protect, conserve, and sustain the world’s natural resources, as well as to protect our customers and the communities in which we live and operate. As one example of this, we offer a complete battery recycling program to assist our customers in preserving our environment and comply with recycling and waste disposal regulations.

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

We have an ESG steering committee, which includes members of senior management and funded additional staffing to further support the ongoing development of our ESG program. Our Board of Directors oversees our programs related to matters of corporate responsibility and sustainability performance, including climate change, through the Nominating and Corporate Governance Committee. We publish an annual Sustainability Report, including ESG data, as well as a Task Force on Climate Related Financial Disclosures report and submission to the CDP. We are members of United Nations Global Compact, Alliance to Save Energy, the U.S. Department of Energy’s Better Plants Program (through which we committed to reducing our energy intensity by 25% over the next 10 years (from a calendar year 2020 baseline)), and the United Nations CEO Water Mandate. These actions demonstrate the strength and commitment to sustainability throughout the organization worldwide.

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

The following are certain risk factors that could materially and adversely affect our business, financial condition and our results of operations and could cause actual results to differ materially from our expectations and projections. Stockholders are cautioned that these and other factors, including those beyond our control, may affect future performance and cause actual results to differ from those which may, from time to time, be anticipated. The risks that are described below are not the only ones that we face. These risk factors should be considered in connection with the matters discussed herein under “Cautionary Note Regarding Forward-Looking Statements” and other information included and incorporated by reference in this Form 10-K as well as in other reports and materials that we file with the SEC. All forward-looking statements made by us or on our behalf are qualified by the risks described below. Although the risks are organized by headings and by category, many risks are interrelated. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Business and Operating Risks

We operate in an extremely competitive industry and are subject to pricing pressures.

We compete with a number of major international manufacturers and distributors, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of our industry and consolidation among industrial battery purchasers, we have been subjected to significant pricing pressures. We anticipate continued competitive pricing pressure as foreign producers are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in our major Americas and European markets. Several of our competitors have strong technical, marketing, sales, manufacturing, distribution and other resources, as well as significant name recognition, established positions in the market and long-standing relationships with OEMs and other customers. In addition, certain of our competitors own lead smelting facilities which, during periods of lead cost increases or price volatility, may provide a competitive pricing advantage and reduce their exposure to volatile raw material costs. Our ability to maintain and improve our operating margins depends on our ability to control and reduce our costs in addition to our ability to maintain business relationships with customers. If we are unable to offset pricing pressures, our profitability and cash flows could be adversely affected. We cannot assure you that we will be able to continue to control our operating expenses, to raise or maintain our prices or increase our unit volume, in order to maintain or improve our operating results.

Reliance on third party relationships and derivative agreements could adversely affect our business.

We depend on third parties, including suppliers, distributors, lead toll operators, freight forwarders, insurance brokers, commodity brokers, major financial institutions and other third party service providers, for key aspects of our business, including the provision of derivative contracts to manage risks of commodity cost volatility, foreign currency exposures and interest rate volatility. Failure of these third parties to meet their contractual, regulatory and other obligations to us, or the development of factors that materially disrupt our relationships with these third parties, could expose us to the risks of business disruption, higher commodity and interest costs, unfavorable foreign currency rates and higher expenses, which could have a material adverse effect on our business.

Changes in the cost and availability of raw materials could adversely affect our business, financial position and results of operations.

Lead is our most significant raw material and is used along with significant amounts of plastics, steel, copper and other materials in our manufacturing processes. We estimate that raw material costs account for over half of our cost of goods sold. The costs of these raw materials, particularly lead, are volatile and beyond our control. Additionally, availability of the raw materials used to manufacture our products may be limited at times, resulting in higher prices or the need to find alternative suppliers. Furthermore, the cost of raw materials may also be influenced by transportation costs. Volatile raw material costs can significantly affect our operating results and make period-to-period comparisons difficult. To reduce the volatility of our costs, we periodically enter into hedging arrangements for a portion of our projected requirements. However, we cannot assure you that we will be able to either hedge the costs or secure the availability of our raw material requirements at a reasonable level or, even with respect to our agreements that adjust pricing to a market-based index for lead, pass on to our customers the increased costs of our raw materials without affecting demand or that limited availability of materials will not impact our production capabilities. Our inability to raise the price of our products in response to increases in prices of raw materials due to pricing pressure, contract terms or other factors or to maintain a proper supply of raw materials could have an adverse effect on our business, financial position and results of operations.

Cost increases, supply disruptions or shortages of any of our battery components, such as electronic and mechanical parts, or the raw materials used in the production of such parts could adversely affect our business.

From time to time, we may experience increases in the cost or a sustained interruption in the supply or shortage of our components. For example, a global shortage and component supply disruptions of electronic and other battery components is currently being reported, and the full impact to us is not yet known. Other shortages and component supply disruptions could affect the supply of electronic components and raw materials (such as resins and other raw metal materials) that go into the production of our products. Cost increases or supply interruptions could materially and negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include, but are not limited to:

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

We are dependent on the continued supply of battery components for our products. To date, we have a limited number of fully qualified suppliers, and have limited flexibility in changing suppliers, though we are actively engaged in activities to qualify additional suppliers. Any disruption in the supply of battery components could temporarily disrupt production of our products until a different supplier is fully qualified.

The cost of our battery products depends in part upon the prices and availability of raw materials such as lead, lithium, nickel, cobalt or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges. Any reduced availability of these raw materials or substantial increases in their prices may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which in turn could damage our brand, business, prospects, financial condition and operating results.

We have experienced and may continue to experience, difficulties implementing our global enterprise resource planning system, which may adversely affect our business, financial condition and results of operations.

We are engaged in a multi-year implementation of a global enterprise resource planning system (“ERP”). The ERP is designed to standardize business processes to efficiently maintain our financial records and provide critical operational information to our management team. The ERP will continue to require significant investment of human and financial resources. In our prior efforts implementing the ERP, we experienced significant production and shipping delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship products, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Even with our investment of significant resources into the ERP system, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations, divert management’s attention and negatively impact our business, financial condition and results of operations.

The failure to successfully implement efficiency and cost reduction initiatives, including restructuring activities, could materially adversely affect our business, financial position and results of operations, and we may not realize some or all of the anticipated benefits of those initiatives.

From time to time, we have implemented efficiency and cost reduction initiatives intended to improve our profitability and to respond to changes impacting our business and industry. These initiatives include relocating manufacturing to lower cost regions, consolidating and closing facilities, working with our material suppliers to lower costs, product design and manufacturing improvements, personnel reductions and voluntary retirement programs, and strategically planning capital expenditures and development activities. In the past we have recorded net restructuring charges to cover costs associated with our cost reduction initiatives involving restructuring. These costs have been primarily composed of employee separation costs, including severance payments, and asset impairments or losses from disposal. We also undertake restructuring activities and programs to improve our cost structure in connection with our business acquisitions, which can result in significant charges, including charges for severance payments to terminated employees and asset impairment charges.

We cannot assure you that our efficiency and cost reduction initiatives will be successfully or timely implemented, or that they will materially and positively impact our profitability. Because our initiatives involve changes to many aspects of our business, the associated cost reductions could adversely impact productivity and sales to an extent we have not anticipated. In addition, our ability to complete our efficiency and cost-savings initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to improve the efficiencies of our business operations and improve growth may not be successful. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended consequences that could materially adversely impact our profitability and business, including unintended employee attrition or harm to our competitive position. To the extent that we do not achieve the profitability enhancement or other benefits of our efficiency and cost reduction initiatives that we anticipate, our business, financial position and results of operations may be materially adversely affected.

Our failure to introduce new products and product enhancements coupled with broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

Many new energy storage technologies have been introduced over the past several years. For certain important and growing markets, including markets served by our Motive Power and Energy Storage business segments, lithium-based battery technologies have a growing market share. Our ability to achieve significant and sustained penetration of key developing markets, including markets served by our Motive Power and Energy Storage business segments, will depend upon our success in developing or acquiring these and other technologies and related raw materials and components, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our portfolio of primarily lead-acid products will remain competitive with products based on new technologies.

If we are not able to adequately protect our proprietary intellectual property and technology, we may lose any technological advantages and our business, financial position and results of operations may be materially adversely affected.

We rely on a combination of copyright, trademark, patent and trade secret laws, non-disclosure agreements and other confidentiality procedures and contractual provisions to establish, protect and maintain our proprietary intellectual property and technology and other confidential information. Certain of these technologies, especially thin plate pure lead (“TPPL”) technology, are important to our business and are not protected by patents. Despite our efforts to protect our proprietary intellectual property and technology and other confidential information, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property and proprietary technologies. Successful cybersecurity attacks, data breaches, unauthorized exfiltration, unapproved use of machine learning or artificial intelligence tools, or other security incidents could result in the loss of intellectual property and key technological advantages. If we are unable to protect our intellectual property and technology, we may lose any technological advantage we currently enjoy and may be required to take an impairment charge with respect to the carrying value of such intellectual property or goodwill established in connection with the acquisition thereof. In either case, our business, financial position and results of operations may be materially adversely affected.

Relocation of our customers’ operations could adversely affect our business, financial condition and results of operations.

The trend by a number of our North American and Western European customers to move manufacturing operations and expand their businesses in faster growing and lower labor-cost markets may have an adverse impact on our business, financial condition and results of operations. These territories may be farther from our manufacturing plants, and there is a risk that these customers will source their energy storage products from competitors located in those territories and will cease or reduce the purchase of products from us. We cannot assure you that we will be able to compete effectively with our competitors located in those territories, whether by establishing or expanding our manufacturing operations in those territories or acquiring existing manufacturers in those territories.

Quality problems with our products could harm our reputation and erode our competitive position.

The success of our business depends upon the quality of our products and our relationships with customers. In the event that our products fail to meet our customers’ standards, our reputation could be harmed. This could result in the loss of customers, a decrease in revenue and a loss of market share. We cannot assure you that our customers will not experience quality problems with our products. Warranty, recall or product liability claims could also materially adversely affect our business and reputation. In our business, we are exposed to warranty and product liability claims. In addition, we may be required to participate in the recall of a product. If we fail to meet customer specifications for their products, we may be subject to product quality costs and claims, as well as adverse reputational impacts. A successful warranty or product liability claim against us, or a requirement that we participate in a product recall, could have a material adverse effect on our business, financial condition and results of operations.

We offer our products under a variety of brand names, the protection of which is important to our reputation for quality in the consumer marketplace.

We rely upon a combination of trademark, licensing and contractual covenants to establish and protect the brand names of our products. We have registered many of our trademarks in the U.S. Patent and Trademark Office and in other countries. In many market segments, our reputation is closely related to our brand names. Monitoring unauthorized use of our brand names is difficult, and we cannot assure you that the steps we have taken will prevent the unauthorized use of our brand names, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S. We cannot assure you that our brand names will not be misappropriated or utilized without our consent. In the event of any such actions, our reputation and our business, financial condition and results of operations may be materially adversely affected.

Our growth strategy depends on our ability to continue to expand our market presence through acquisitions, and our business could be materially adversely affected if we are unable to identify suitable acquisition candidates, complete any proposed acquisitions or successfully integrate the businesses we acquire.

As part of our growth strategy, we depend on acquisitions of other product lines, technologies or facilities that complement or expand our existing business. Acquisitions involve numerous risks, including:

•inability to overcome significant competition for acquisition targets in the stored energy industry;
•inability to identify suitable acquisition candidates or negotiate attractive terms;
•difficulty obtaining the financing necessary to complete transactions we pursue, as our credit facilities restrict the amount of additional indebtedness that we may incur to finance acquisitions and place other restrictions on our ability to make acquisitions (and exceeding any of these restrictions would require the consent of our lenders);
•failure to identify all material issues through a customary due diligence investigation, and that material issues will arise later;
•difficulties in the assimilation of the operations, systems, controls, technologies, personnel, services and products of the acquired business;
•potential loss of key employees, customers, suppliers and distributors of the acquired business;
•diversion of our management’s attention from other business concerns;
•incurrence of additional debt or adverse tax and accounting consequences in connection with any acquisitions;
•failure to successfully integrate the acquired businesses in a timely manner, or at all;
•incurrence of significant unanticipated expenses associated with integration activities; and
•anticipated benefits of an acquisition not being realized fully or at all, or taking longer to realize than we expect.

The materialization of any of the foregoing risks could impair our ability to successfully execute our acquisition growth strategy, which could have a material adverse effect on our business.

Any acquisitions that involve the issuance of our equity securities may dilute our stockholder ownership interests, reduce the market price of our stock, or both, and as a result our business, financial condition and results of operations could be adversely affected.

Future acquisitions may involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. Any future issuances of equity securities may dilute our stockholders’ proportionate ownership interests in EnerSys. In addition, the benefits derived by us from an acquisition might not outweigh or exceed the dilutive effect of any issuance of equity securities in connection with the acquisition. We cannot predict or estimate the amount or timing of any future acquisitions or related issuances of equity securities. Our stockholders bear the risk of any such future offerings reducing the market price of our stock and diluting their proportionate ownership interests in EnerSys.

If our electronic data is compromised, our business could be materially adversely affected.

We and our business partners maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current products and services and future products and services under development. This data also contains certain customer, supplier, partner and employee information. We maintain systems and processes designed to protect this data. However, notwithstanding such protective measures, there is a risk of intrusion, cyberattacks, tampering, theft, misplaced or lost data, programming or human errors that could compromise the integrity and privacy of this data, improper use of our systems, software solutions or networks, power outages, hardware failures, computer viruses, failure of critical computer systems, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our business, financial condition and results of operations.

We provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data and, where applicable, that they will take steps to assure the protections of such data by third parties, those partners may be subject to the same risks as we are.

In particular, we and our third-party business partners experience cybersecurity incidents of varying degrees from time-to-time, including ransomware and phishing attacks as well as distributed denial of service attacks and the theft of data. Cyber threats are constantly evolving, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them.

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

Our software and related services are highly technical and may contain undetected software bugs, errors or other vulnerabilities, which could manifest in ways that could adversely affect our reputation and our business.

The software and related services that we offer are highly technical and complex. Our services or any other products that we may introduce in the future may contain undetected software bugs, hardware errors and other vulnerabilities. These vulnerabilities can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. We have a practice of regularly updating our products, and some errors in our products may be discovered only after a product has been used. In some cases, any vulnerabilities may only be detected under certain circumstances or after extended use. Any errors, bugs or other vulnerabilities discovered in our code or backend after release could damage our reputation, alienate users, allow third parties to manipulate or exploit our software, lower revenue and expose us to claims for damages, any of which could adversely affect our business. Additionally, errors, bugs or other vulnerabilities may, either directly or if exploited by third parties, affect our ability to make accurate royalty payments. We also could face claims for product liability, tort or breach of warranty as a result. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect our reputation and our business. In addition, if our liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be seriously harmed.

If we cannot keep pace with rapid developments in technology, the use of our products and services and, consequently, our revenues could decline.

Our business continues to demand the use of sophisticated systems and technology. These systems and technologies must be refined, updated and replaced with more advanced systems on a regular basis in order for us to meet our customers’ demands and expectations. We expect that new technologies applicable to our business will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. We cannot predict the effects of technological changes on our business, which technological developments or innovations will become widely adopted, and how those technologies may be regulated. Developing and incorporating new or updated systems and technologies into new and existing products and services may require significant investment, take considerable time and may not ultimately be successful. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems or technologies, our business could be adversely affected. We also may not achieve the benefits that we anticipate from any new system or technology and a failure to do so could result in higher than anticipated costs and adversely affect our results of operations.

Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially adversely affect our business.

A work stoppage at one or more of our facilities, whether caused by fire, flooding, epidemics, pandemics (including the COVID-19 outbreak), military hostilities, government-imposed shutdowns, severe weather, including that caused by climate change, other natural disaster or otherwise, could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our employees are represented by labor unions or works councils under collective bargaining agreements with varying durations and terms. Although we believe that our relations with our employees are strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. No assurances can be made that we will not experience work stoppages due to government directives, employee health concerns, and other types of conflicts with labor unions, works councils, and other similar groups in the future.

A work stoppage at one or more of our suppliers could also materially and adversely affect our business if an alternative source of supply is not readily available. In addition, if one or more of our customers were to experience a work stoppage, that customer could cease or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the credit and default risk or bankruptcy of customers or suppliers as a result of work stoppages could likewise materially and adversely affect our business, financial condition and results of operations.

Global Operations Risks

Our results of operations may be negatively impacted by public health epidemics or outbreaks, including the novel coronavirus (“COVID-19”).

Public health epidemics or outbreaks could adversely impact our global operations. The COVID-19 pandemic caused disruption to the global economy, including economic slowdowns and supply chain disruptions that adversely affected our business, financial position and results of operations. In response to public health epidemics or outbreaks, countries imposed prolonged quarantines and travel restrictions, which may significantly impact the ability of our employees to get to their places of work to produce products, may make it such that we are unable to obtain sufficient components or raw materials and component parts on a timely basis or at a cost-effective price or may significantly hamper our products from moving through the supply chain.

We rely on our production facilities, as well as third-party suppliers and manufacturers, in the United States, Australia, Canada, France, Germany, Italy, the People’s Republic of China (“PRC”), the United Kingdom and other countries that were significantly impacted by COVID-19. Shutdowns of certain businesses in many of these countries resulted in disruptions or delays to our supply chain or reduction in demand for certain products. Although disruptions may continue to occur and the future impact of the outbreak is uncertain, the impacts of the public health epidemics or outbreaks (or events similar to COVID-19 in the future) cannot be reliably quantified at this time.

The rapid spread of a contagious illness such as COVID-19, poses the risk that our employees, contractors, suppliers and customers may be prevented from conducting business, which may have a material adverse effect on our business, financial position and results of operations.

The uncertainty in global economic conditions or geographic regions in which our customers operate could adversely affect our business, financial position and operating results.

Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our products are heavily dependent on the end markets that we serve and our operating results will vary by location, depending on the economic environment in these markets. Sales of our motive power products, for example, depend significantly on demand for new electric industrial forklift trucks, which in turn depends on end-user demand for additional motive capacity in their distribution and manufacturing facilities. The uncertainty in global economic conditions varies by geographic location and can result in substantial volatility in global credit markets, particularly in the United States, where we service the vast majority of our debt. Moreover, Federal Reserve Bank of the United States policy, including with respect to rising interest rates and the decision to end its quantitative easing policy, may also result in market volatility or a return to unfavorable economic conditions. These conditions affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products, which could in turn negatively impact our sales and earnings generation and result in a material adverse effect on our business, cash flow, results of operations and financial position.

Government reviews, inquiries, investigations and actions could harm our business or reputation.

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

Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor, customer or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and reputation. Even if an inquiry does not result in these types of determinations, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business, and it potentially could create negative publicity which could harm our business and reputation.

Our international operations may be adversely affected by actions taken by foreign governments or other forces or events over which we may have no control.

We currently have significant manufacturing and distribution facilities outside of the United States, in Argentina, Australia, Belgium, Brazil, Canada, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, the PRC, Poland, Spain, Switzerland and the United Kingdom. Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability or uncertainty. This includes, for example, the uncertainty related to the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”) the current conflict between Russia and Ukraine, ongoing terrorist activity, the adoption and expansion of trade restrictions, including the occurrence or escalation of a “trade war,” or other governmental action related to tariffs or trade agreements or policies among the governments of the United States, the PRC and other countries and other global events. The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Recent effects of the conflict between Russia and Ukraine includes writing off $4 million in net assets located in Russia during fiscal 2022. Furthermore, Brexit could cause disruptions to, and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and associates, which could have an adverse effect on our business, financial results and operations. Effects of Brexit include changes in customs regulations, shortages of truck drivers in the U.K., and administrative burdens placed on transportation companies have led to challenges and delays in moving inventory across U.K. or EU borders, and higher importation, freight and distribution costs. If such trends continue, we may experience further cost increases.

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
•changes in international treaties or trade unions, which may make our products or our customers' products more costly to export or import;
•imposition of currency restrictions, restrictions on repatriation of earnings or other restraints imposition of burdensome import duties, tariffs or quotas, which may make our products more costly to export or import;
•changes in trade agreements;
•disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the FCPA;
•compliance with data protection regulations;
•imposition of new or additional trade and economic sanctions laws imposed by the U.S. or foreign governments;
•war or terrorist acts; and
•political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

The occurrence of one or more of these events may adversely affect our business, financial condition and results of operations.

We are exposed to exchange rate and inflation risks, and our net earnings and financial condition may suffer due to currency translations.

We invoice our foreign sales and service transactions in local and foreign currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current exchange rates as of the balance sheet dates. Approximately 40% of net sales were generated outside of the United States in fiscal 2023. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, including the effects of inflation, primarily the euro, British pound, Polish zloty, Chinese renminbi, Mexican peso and Swiss franc, may adversely affect our revenue, cost of goods sold and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. In addition, we have balance sheet foreign currency positions that benefit from a stronger U.S. dollar and weak euro and may impact other income expense and equity on the balance sheet.

Most of the risk of fluctuating foreign currencies is in our European operations, which comprised approximately one-fifth of our net sales during the last three fiscal years. The euro is the dominant currency in our EMEA operations. In the event that one or more European countries were to replace the euro with another currency, our sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established.

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

If we are unable to effectively hedge against currency fluctuations, our operating costs and revenues in our non-U.S. operations may be adversely affected. This, in turn, would have an adverse effect on our business, financial position and results of operations.

Financial and Accounting Risks

We may not be able to maintain adequate credit facilities, which could materially adversely affect our business, financial condition and results of operations.

Our ability to continue our ongoing business operations and fund future growth depends on our ability to maintain adequate credit facilities and to comply with the financial and other covenants in such credit facilities or to secure alternative sources of financing. However, such credit facilities or alternate financing may not be available or, if available, may not be on terms favorable to us. If we do not have adequate access to credit, we may be unable to refinance our existing borrowings and credit facilities when they mature and fund future acquisitions, which may reduce our flexibility in responding to changing industry conditions and materially adversely affect our business, financial condition and results of operations.

Our indebtedness could adversely affect our business, financial condition and results of operations and restrict us in ways that limit our flexibility in operating our business.

As of March 31, 2023, we had $1,073 million of total consolidated debt (including finance leases). This level of debt could:

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
•limit our operating and financial flexibility due to financial and restrictive covenants in our debt agreements; and
•have a material adverse effect on us if we fail to comply with the financial and restrictive covenants in our debt agreements.

In addition, our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors, some of which are beyond our control. Any failure to make scheduled payments could adversely affect our business, financial condition and results of operations.

We may have exposure to greater than anticipated tax liabilities, which could adversely impact our business, financial position and results of operations.

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we operate our business, develop, value, manage, protect, and use our intellectual property and the valuations of our intercompany transactions. We may also be subject to additional indirect or non-income based taxes. The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation, and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue from multi-national companies like us. The taxing authorities of the jurisdictions in which we operate may challenge our tax positions and methodologies for valuing developed technology or intercompany arrangements, which could increase our worldwide effective tax rate and adversely impact our business, financial position and results of operations. Although we believe that our provision for income taxes is reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. In addition, our future income tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, or accounting principles.

Changes in tax laws or tax rulings could materially affect our business, financial position and results of operations.

The income and non-income tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our business, financial position and results of operations. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. For example:

•On August 16, 2022, the U.S. Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which, among other provisions, creates a new corporate alternative minimum tax (“CAMT”) of at least 15% for certain large corporations that have at least an average of $1 billion in adjusted financial statement income over a consecutive three-year period effective after December 31, 2022. The IRA also includes a 1% excise tax on certain stock repurchases beginning in 2023. We do not expect to meet the CAMT threshold in the near term. However, we expect a material portion of our U.S. produced batteries and battery cells, including our proprietary TPPL batteries, will qualify for production tax credits under Section 45X of the IRA.
•In 2021, the Organization for Economic Cooperation Development (the “OECD”), through an association of more than 140 countries, announced a consensus around a two-pillar approach to address tax challenges presented by digital commerce. “Pillar 1” focuses on nexus and profit allocation, and “Pillar 2” focuses on a minimum global effective tax rate of 15%. On December 15, 2022, the European Union adopted the Pillar Two directive and EU member states are expected to implement Pillar Two into domestic law by December 31, 2023.

We closely monitor these developments in the countries where we operate. Changes to the statutory tax rate may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and adversely affect our business, financial position and results of operations. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

In relation to the IRA, we expect to receive production tax credits for certain of our products produced in the US, however, the exact impact of these changes is not fully known and may, in some circumstances, depend on guidance issued by the U.S. Department of the Treasury (“Treasury”) regarding the interpretation and implementation of the IRA. Treasury has issued only limited interpretations and additional guidance may be forthcoming. If and when issued, such guidance may impose further requirements or limitations. These and any other changes to government incentives that impose additional restrictions could increase costs, limit our ability to utilize tax benefits, or adversely impact our growth, which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our products will meet the requirements for the tax credits and compliance with such requirements could increase our labor and other costs. Any reduction in rebates, tax credits or other financial incentives available to manufacturers could negatively affect the market and adversely impact our business operations and expansion potential. In addition, there is no assurance we will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize such credits on favorable terms.

In connection with the OECD’s Base Erosion and Profit Shifting (BEPS) project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other countries. We regularly assess the likely outcomes of our tax audits and disputes to determine the appropriateness of our tax reserves. However, any tax authority could take a position on tax treatment that is contrary to our expectations, which could result in tax liabilities in excess of reserves.

Legal and Regulatory Risks

Our operations expose us to environmental, health and safety and other legal compliance risks, and any noncompliance could adversely affect our business.

As a global business, we are subject to extensive environmental liability on our operations due to current environmental laws and regulations in the jurisdictions we operate.

If convicted or found liable for violation of a law or regulation, we could be subject to significant fines, penalties, repayments or other damages. Laws and regulations may also change from time to time, as may related interpretations and other guidance, resulting in potentially higher expenses and payments and affect how we conduct our operations and structure our investments.

We process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid in the manufacturing of our products. As a result, we are subject to extensive and changing environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; remediation of polluted ground or water; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. Failure to comply with these laws or regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at their current or former properties. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties caused by former owners. Soil and groundwater contamination has occurred at some of our current and former properties and may occur or be discovered at other properties in the future. In accordance with regulatory permits, we are currently investigating and monitoring soil and groundwater contamination at several of our properties, in most cases as required by regulatory permitting processes. We may be required to conduct these operations at other properties in the future. In addition, we have been, and in the future, may be liable to contribute to the cleanup of locations owned or operated by other persons to which we or our predecessor companies have sent waste for disposal, pursuant to federal and other environmental laws. Under these laws, the owner or operator of contaminated properties and companies that generated, disposed of or arranged for the disposal of wastes sent to a contaminated disposal facility can be held jointly and severally liable for the investigation and cleanup of such properties, regardless of fault. Additionally, our products may become subject to fees and taxes in order to fund cleanup of such properties, including those operated or used by other lead-battery industry participants.

Changes in environmental and climate-related laws and regulations could lead to new or additional investment in production designs and could increase environmental compliance expenditures. For example, the European Union has enacted greenhouse gas emissions legislation, and continues to expand the scope of such legislation. The United States Environmental Protection Agency has promulgated regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the United States and certain states within the United States have enacted, or are considering, limitations on greenhouse gas emissions.

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

We are subject to a wide variety of domestic and foreign laws and regulations that could adversely affect our business, financial condition and results of operations.

We are subject to a wide variety of domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, data privacy laws, employment and pension-related laws, competition laws, U.S. and foreign export and trade laws, government procurement regulations, and laws governing improper business practices. We are affected by both new laws and regulations, and changes to existing laws and regulations which may continue to evolve through interpretations by courts and regulators. Furthermore, the laws and regulations to which we are subject may differ from jurisdiction to jurisdiction, further increasing the cost of compliance and the risk of noncompliance.

In particular, the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Certain of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and internal control policies, these measures may not always prevent reckless or criminal acts by our employees or agents. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Complying or failing to comply with conflict minerals regulations could materially and adversely affect our supply chain, our relationships with customers and suppliers and our financial results.

We are currently subject to conflict mineral disclosure regulations in the U.S. and may be affected by new regulations concerning conflict and similar minerals adopted by other jurisdictions where we operate. U.S. legislation included disclosure requirements regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer’s efforts to prevent the sourcing of such conflict minerals. In addition, the European Union adopted an EU-wide conflict minerals rule under which most EU importers of tin, tungsten, tantalum, gold and their ores will have to conduct due diligence to ensure the minerals do not originate from conflict zones and do not fund armed conflicts. We have and will continue to incur added costs to comply with the disclosure requirements, including costs related to determining the source of such minerals used in our products. We may not be able to ascertain the origins of such minerals that we use and may not be able to satisfy requests from customers to certify that our products are free of conflict minerals. These requirements also could constrain the pool of suppliers from which we source such minerals. We may be unable to obtain conflict-free minerals at competitive prices which will increase costs and may materially and adversely affect our manufacturing operations and profitability.

Our failure to comply with data privacy regulations could adversely affect our business.

There are new and emerging data privacy laws, as well as frequent updates and changes to existing data privacy laws, in most jurisdictions in which we operate. Given the complexity of these laws and the requirements they place on businesses regarding the collection, storage, handling, use, disclosure, transfer and security of personal data, it is important for us to understand their impact and respond accordingly. Failure to comply with data privacy laws can result in substantial fines or penalties, legal liability or reputational damage.

In the UK and Europe, the General Data Protection Regulation (the “GDPR”), which came into effect in 2018, places stringent requirements on companies when handling personal data and there continues to be a growing trend of other countries adopting similar laws, including Canada. Additionally, there continues to be significant uncertainty with respect to the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020, and imposes additional obligations on companies regarding the handling of personal information and provides certain individual privacy rights to persons whose information is collected. Both the GDPR and the CCPA are continuously evolving and developing and may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. For example, the California Privacy Rights Act, which was approved by California voters as a ballot initiative in November 2020, modifies the CCPA significantly, further enhancing and extending an individual’s rights over their personal data and the obligations placed on companies that handle this data. The resulting new regulations became effective on January 1, 2023. Most notably, employee and business data were brought into scope, which raises the compliance requirements for us significantly, in terms of internal controls, processes and governance requirements. Furthermore, since 2020, several other U.S. states have enacted (and additional U.S. states are considering) stringent consumer privacy laws, which may impose varying standards and requirements on our data collection, use and processing activities. Continued state by state introduction of privacy laws could lead to significantly greater complexity in our compliance requirements globally, which could result in complaints from data subjects or action from regulators.

If we are not able to respond, adapt and implement the necessary requirements to ensure compliance with data privacy laws, this could adversely impact our reputation and we could face exposure to fines levied by regulators. As a result, our business, financial position and results of operations could be material adversely affected.

The reduction, modification, elimination or expiration of government incentives for, or regulations regarding, the use of energy systems and batteries could reduce demand for our products and harm our business.

Federal, state, local and foreign government bodies provide incentives to owners, end-users, distributors, system integrators and manufacturers of energy systems and batteries in the form of rebates, tax credits and other financial incentives. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy.

The IRA expanded and extended the tax credits and other tax benefits available to energy systems projects and the battery supply chain. We believe this law will bolster and extend future demand for our products in the United States. However, we note that implementing regulations for this law are still in process, which creates uncertainty about the extent of its impact on us and our industry.

In addition, similar incentives may exist in, or be developed outside of, the United States, which could impact demand for our products and services as we expand our business into foreign jurisdictions. Our international customers and end-users may have access to tax deductions and grants toward equipment purchases. Our ability to successfully penetrate new geographic markets may depend on new countries adopting, to the extent such incentives are not currently in place and maintaining such incentives.

General Risk Factors

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts, and any reduction in or elimination of our dividend payment could reduce the market price of our stock.

We intend to pay quarterly cash dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders. Future payment of a regular quarterly cash dividend on our common shares will be subject to, among other things, our results of operations, cash balances and future cash requirements, financial condition, statutory requirements of Delaware law, compliance with the terms of existing and future indebtedness and credit facilities, changes in federal and state income tax laws, changes in our business model and other factors that our Board of Directors may deem relevant. Our dividend payments may change from time to time, and we cannot assure you that we will continue to declare dividends at all or in any particular amounts. A reduction in or elimination of our dividend payments could have a negative effect on our share price.

We cannot guarantee that our share repurchase programs will be fully consummated or that they will enhance long-term stockholder value. Share repurchases could also increase the volatility of the market price of our stock and diminish our cash reserves.

Our Board of Directors has authorized two share repurchase programs. These programs authorize the repurchase of up to a combined $250 million of our common stock, of which authority, as of March 31, 2023, approximately $185 million remains available. The other program authorizes the repurchase of up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year and the number of shares exercised through stock option awards during such fiscal year. Although our Board of Directors has authorized these share repurchase programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the programs will be fully consummated or that they will enhance long-term stockholder value. The programs could affect the trading price of our stock and increase volatility, and any announcement of a termination of these programs may result in a decrease in the market price of our stock. In addition, these programs could diminish our cash reserves.

We depend on our senior management team and other key employees, and significant attrition within our management team or unsuccessful succession planning could adversely affect our business.

Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. We are vulnerable to attrition among our current senior management team and other key employees. A loss of any such personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unsuccessful in our succession planning efforts, the continuity of our business and our results of operations could be materially adversely affected.

If our internal controls are found to be ineffective, our results of operations or our stock price may be adversely affected.

Our most recent evaluation resulted in our conclusion that, as of March 31, 2023, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses. However, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our results of operations or stock price.

Changes in accounting principles and guidance could result in unfavorable accounting charges or effects, which could adversely affect our business.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Any change in these principles could have a significant effect on our reported financial position and financial results. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and internal controls, which could have a significant effect on our reported financial results and internal controls, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon our following the adoption of these standards. Any of these results could adversely affect our business.

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

Holders of Record

As of May 19, 2023, there were approximately 600 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2023, we did not issue any unregistered securities.

Dividends

During fiscal 2023, the Company’s quarterly dividend was $0.175 per share. The Company declared aggregate regular cash dividends of $0.70 per share in each of the years ended March 31, 2023, March 31, 2022 and 2021.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)(2)(3)
January 2 - January 31, 2023	—	$—	—	$185,545,418
February 1 - March 1, 2023	49,934	75.92	—	185,545,418
March 2 - March 31, 2023	62	74.60	—	185,545,418
Total	49,996	$75.92	—

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

STOCK PERFORMANCE GRAPH

The following graph compares the changes in cumulative total returns on EnerSys’ common stock with the changes in cumulative total returns of the New York Stock Exchange Composite Index, a broad equity market index; the Dow Jones US Electrical Components and Equipment index ("DJUSEC"); and the peer group standard industrial classification codes (“SIC Codes”), which was used as a comparable index in fiscal 2022. The Company determined that the DJUSEC index provides a publicly available index of industry peers with similar market capitalization.

Comparison Of Five Year Cumulative Total Return*
For Year Ended March 31, 2023

Among EnerSys, the NYSE Composite Index, DJUSEC, and SIC Code 369

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
EnerSys
NYSE Composite
Dow Jones US Electrical Components & Equipment
SIC Code 369

*$100 invested on March 31, 2018 in stock or index, including reinvestment of dividends.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2023 and 2022, should be read in conjunction with our audited Consolidated Financial Statements and the notes to those statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2022 and 2021, has been omitted from this Form 10-K and can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

The Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis. The Company excludes certain items that are not included in the segment performance as these are managed and viewed on a consolidated basis. The Company identifies the following as its three operating segments, based on lines of business:

•Energy Systems - uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems used in data centers, as well as telecommunications systems, switchgear and electrical control systems used in industrial facilities and electric utilities, large-scale energy storage and energy pipelines. Energy Systems also includes highly integrated power solutions and services to broadband, telecom, renewable and industrial customers, as well as thermally managed cabinets and enclosures for electronic equipment and batteries.
•Motive Power - power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications as well as mining equipment, diesel locomotive starting and other rail equipment; and
•Specialty - premium batteries for starting, lighting and ignition applications in premium automotive and large over-the-road trucks, energy storage solutions for satellites, military land vehicles, aircraft, submarines, tactical vehicles, as well as medical devices and equipment.

We evaluate business segment performance based primarily upon operating earnings exclusive of highlighted items. Highlighted items are those that the Company deems are not indicative of ongoing operating results, including those charges that the Company incurs as a result of restructuring activities, impairment of goodwill and indefinite-lived intangibles and other assets, acquisition activities and those charges and credits that are not directly related to operating unit performance, such as significant legal proceedings, ERP system implementation, amortization of recently acquired intangible assets and tax valuation allowance changes, including those related to the adoption of the Tax Cuts and Jobs Act. Because these charges are not incurred as a result of ongoing operations, or are incurred as a result of a potential or previous acquisition, they are not as helpful a measure of the performance of our underlying business, particularly in light of their unpredictable nature and are difficult to forecast. All corporate and centrally incurred costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary operating capital levels.

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

Current Market Conditions

Economic Climate

The economic climate in North America, China and EMEA began to slow in the first half of calendar 2022 after experiencing strong growth during calendar 2021. All regions are experiencing a rise in inflation and are being negatively impacted by the war in Ukraine, however the rate of inflation broadly began to slow at the end of the year and into calendar year 2023. We expect interest rates to continue to increase in the U.S. and the euro zone. China’s economy faced further headwinds caused by continued COVID-19 lockdowns due to rising cases and its zero-Covid approach through the majority of the year. In calendar year 2023, China reopened its borders for the first time in three years and, as a result, its economy is expected to experience moderate growth. The U.S. economy is expected to continue to slow in calendar 2023 while EMEA is expected to be flat to slightly up.

EnerSys is experiencing some supply chain disruptions and cost spikes in certain materials such as steel, copper, plastic resins, acid, pasting paper and electronic components, while transportation and related logistics challenges are improving with broad-based costs declining from peak levels. In addition, some locations experienced difficulty meeting hiring goals for the majority of the fiscal year. Generally, our mitigation efforts and the recent economic recovery have tempered the impact of the pandemic-related challenges. The overall market demand for our products and services remains robust.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, the volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. Since the beginning of fiscal year 2023, we have experienced a range in lead prices from just above $1.10 per pound to approximately $0.85 per pound. We are experiencing increasing costs in some of our other raw materials such as steel, copper, plastic resins, acid, separator paper and electronics. We also experienced increased freight costs through most of the year, but saw a decline in the fourth quarter.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 30% of our revenue is now subject to agreements that adjust pricing to a market-based index for lead. Customer pricing changes generally lag movements in lead prices and other costs by approximately six to nine months. In fiscal 2023, customer pricing has increased due to higher raw material prices and shipping costs, labor and other costs having increased throughout the year.

Based on the current volatility of the commodity markets, it is difficult to predict with certainty whether commodity prices will be higher or lower in fiscal 2024 versus fiscal 2023. However, given the lag related to increasing our selling prices for inflationary cost increases, on average our selling prices should be higher in fiscal 2024 versus fiscal 2023. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead will continue to decline.

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $1,057.0 million (yielding a primary operating capital percentage of 26.7%) at March 31, 2023 and $1,042.0 million (yielding a primary working operating percentage of 28.7%) at March 31, 2022. The primary operating percentage of 26.7% at March 31, 2023 is 200 basis points lower than that for March 31, 2022, and 220 basis points higher than that for March 31, 2021. The change in the ratio is a result of the continued supply chain constraints, inflationary pressures across our business, and strategic inventory build that have outweighed benefits received from the sale of $150.0 million in accounts receivables through a Receivables Purchase Agreement (RPA) entered into during the third quarter of fiscal 2023.

Primary Operating Capital and Primary Operating Capital percentages at March 31, 2023, 2022 and 2021 are computed as follows:

($ in Millions)	March 31, 2023	March 31, 2022	March 31, 2021
Accounts receivable, net	$637.8	$719.4	$603.6
Inventory, net	797.8	715.7	518.2
Accounts payable	(378.6)	(393.1)	(323.9)
Total primary operating capital	$1,057.0	$1,042.0	$797.9
Trailing 3 months net sales	$989.9	$907.0	$813.5
Trailing 3 months net sales annualized	$3,959.6	$3,628.1	$3,254.2

Primary operating capital as a % of annualized net sales	26.7%	28.7%	24.5%

Liquidity and Capital Resources

We believe that our financial position is strong. We have substantial liquidity with $347 million of available cash and cash equivalents and available and undrawn, under all its lines of credit of approximately $693 million at March 31, 2023 to cover short-term liquidity requirements and anticipated growth in the foreseeable future. The nominal amount of credit available is subject to a leverage ratio maximum of 4.25x EBITDA, as discussed in Liquidity and Capital Resources.

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provided new incremental delayed-draw senior secured term loan up to $300 million (the “Third Amended Term Loan”), which was available to draw until March 15, 2023. During the fourth quarter, the Company drew $300 million in the form of the Third Amended Term Loan. The funds will mature on September 30, 2026, the same as the Company's Second Amended Term loan and Second Amended Revolver. In connection with the agreement, the Company incurred $1.2 million in third party administrative and legal fees recognized in interest expense and capitalized $1.1 million in charges from existing lenders as a deferred asset. Additionally, the Company derecognized the capitalized deferred asset and recognized the $1.1 million as a deferred financing costs.

During the fourth quarter of fiscal 2023, the Company entered into a fourth amendment to the 2017 Credit Facility (as amended, the “Fourth Amended Credit Facility”). The Fourth Amended Credit Facility replaces the London Interbank Offered Rate

(“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) in the calculation of interest for both the Second Amended Revolver and the Second Amended Term Loan.

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

During fiscal 2023, our operating cash flow provided cash of $279.9 million, compared to a use of funds of $65.6 million in the prior year. The change in the operating cash flows in fiscal 2023 was primarily due to the decreases in primary operating capital dollars, compared to the prior year, reflecting the impact sold receivables as a part of our asset securitization agreement and less of an increase in inventory compared to the prior year.

In fiscal 2023 and 2022, we repurchased 358,365 and 1,996,334 shares of common stock for $22.9 million and $156.4 million, respectively. In fiscal 2021, we did not repurchase any shares.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries. The majority of that cash and investments is expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

The Federal Reserve Bank of the United States has discontinued quantitative easing and, started raising short-term interest rates and has signaled they will continue to raise interest rates. The increase in short-term interest rates will increase EnerSys’ variable cost of borrowing under the Fourth Amended Credit Facility.

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

Based on the results of the annual impairment test as of January 2, 2023, we determined that there was no goodwill impairment.
The indefinite-lived trademarks are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value is recognized as impairment. Any impairment would be recognized in full in the reporting period in which it has been identified.

Based on the results of the annual impairment test as of January 2, 2023, we determined that there were impairments to two indefinite-lived trademarks. For additional information see Note 7 Notes to the Consolidated Financial Statements.
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

Results of Operations—Fiscal 2023 Compared to Fiscal 2022

The following table presents summary Consolidated Statements of Income data for fiscal year ended March 31, 2023, compared to fiscal year ended March 31, 2022:

	Fiscal 2023		Fiscal 2022		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$3,708.5	100.0%	$3,357.3	100.0%	$351.2	10.5%
Cost of goods sold	2,867.8	77.3	2,604.7	77.6	263.1	10.1
Inventory adjustment relating to exit activities	0.6	—	2.6	0.1	(2.0)	(73.8)
Gross profit	840.1	22.7	750.0	22.3	90.1	12.0
Operating expenses	544.9	14.7	520.8	15.5	24.1	4.6
Restructuring and other exit charges	16.4	0.4	18.8	0.6	(2.4)	(12.4)
Impairment of indefinite-lived intangibles	0.5	0.1	1.2	—	(0.7)	(59.3)
Loss on assets held for sale	—	—	3.0	0.1	(3.0)	NM
Operating earnings	278.3	7.5	206.2	6.1	72.1	35.0
Interest expense	59.5	1.6	37.8	1.1	21.7	57.6
Other (income) expense, net	8.2	0.2	(5.5)	(0.2)	13.7	NM
Earnings before income taxes	210.6	5.7	173.9	5.2	36.7	21.1
Income tax expense	34.8	0.9	30.0	0.9	4.8	16.0
Net earnings attributable to EnerSys stockholders	$175.8	4.8%	$143.9	4.3%	$31.9	22.2%
 NM = not meaningful

Overview

Our sales in fiscal 2023 were $3.7 billion, a 10.5% increase from prior year's sales. This increase was due to an 8% increase in pricing, and 7% in organic growth, partially offset by a 4% decrease in foreign currency translation impact.

A discussion of specific fiscal 2023 versus fiscal 2022 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Segment sales

	Fiscal 2023		Fiscal 2022		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Energy Systems	$1,738.1	46.9%	$1,536.6	45.8%	$201.5	13.1%
Motive Power	1,451.3	39.1	1,361.2	40.5	90.1	6.6
Specialty	519.1	14.0	459.5	13.7	59.6	13.0
Total net sales	$3,708.5	100.0%	$3,357.3	100.0%	$351.2	10.5%

Net sales of our Energy Systems segment in fiscal 2023 increased $201.5 million, or 13.1%, compared to fiscal 2022. This increase was due to a 9% increase in organic volume and an 8% increase in pricing, partially offset by a 4% decrease in foreign currency translation impact. This increase in sales was driven by an increase in pricing/mix and organic volume primarily as a result of improved component availability and pass through of higher costs, as well as organic volume primarily in Americas battery systems.

Net sales of our Motive Power segment in fiscal 2023 increased by $90.1 million, or 6.6%, compared to fiscal 2022. This increase was due to a 9% increase in pricing and a 3% increase in organic volume partially offset by a 5% decrease in foreign currency translation impact. We continue to benefit from continued improved pricing and favorable sales mix as we grow our maintenance free products.

Net sales of our Specialty segment in fiscal 2023 increased by $59.6 million, or 13%, compared to fiscal 2022. The increase was due to a 9% increase in organic volume and a 6% increase in pricing, partially offset by a 2% decrease in foreign currency translation impact. This increase in net sales was primarily driven by improved pricing and strong market demand.

Gross Profit

	Fiscal 2023		Fiscal 2022		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$840.1	22.7%	$750.0	22.3%	$90.1	12.0%

Gross profit increased $90.1 million or 12.0% in fiscal 2023 compared to fiscal 2022. Gross profit, as a percentage of net sales increased 40 basis points in fiscal 2023 compared to fiscal 2022. The increase in the gross profit margin in fiscal 2023 compared to the prior year reflects the impact of organic volume increases, aggressive price recoveries, and mix improvement more than offsetting the negative impact of higher freight costs and component shortages from our supply chain along with other inflationary pressures in raw materials, labor, supplies and utilities.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. The IRA includes multiple incentives to promote clean energy, and energy storage manufacturing among other provisions with tax credits available from 2023 to 2032, subject to phase down beginning in 2030. In particular the IRA creates a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for battery cells and battery modules manufactured or assembled in the United States and sold to third parties. In the period ended March 31, 2023, the IRA impact resulted in a $17.3 million reduction of our costs of goods sold and income tax payable. We will continue to evaluate the effects of IRA as more guidance is issued and the relevant implications to our consolidated financial statements.

Operating Items

	Fiscal 2023		Fiscal 2022		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$544.9	14.7%	$520.8	15.5%	$24.1	4.6%
Restructuring, exit and other charges	16.4	0.4	18.8	0.6	(2.4)	(12.4)
Impairment of indefinite-lived intangibles	0.5	0.1	1.2	—	(0.7)	(59.3)

Operating Expenses

Operating expenses increased $24.1 million or 4.6% in fiscal 2023 from fiscal 2022 and decreased as a percentage of net sales by 80 basis points. Selling expenses, our main component of operating expenses, increased $6.1 million or 2.8% in fiscal 2023 compared to fiscal 2022.

Restructuring, exit and other charges

Exit Charges

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $5.5 million. Cash charges are estimated to total $4.4 million primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $1.1 million relating to fixed assets, inventory, and contract assets. The plan is expected to be completed in fiscal 2024.

During fiscal 2023, the Company recorded $1.7 million primarily related to severance costs and non-cash charges totaling $0.4 million primarily relating to contract assets.

Ooltewah

In June, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18.5 million. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9.2 million and non-cash charges from inventory and fixed asset write-offs are estimated to be $9.3 million. These actions will result in the reduction of approximately 165 employees. The plan is expected to be completed in calendar 2023.

During fiscal 2023, the Company recorded cash charges relating primarily to severance and manufacturing variances of $2.8 million and non-cash charges of $7.3 million relating to fixed asset write-offs. The Company also recorded a non-cash write-off relating to inventories of $1.6 million, which was reported in cost of goods sold.

Fiscal 2022 Programs

Russia

In February 2022, as a result of the Russia-Ukraine conflict, economic sanctions were imposed on Russian individuals and entities, including financial institutions, by countries around the world, including the U.S. and the European Union. On March 3, 2022, the Company announced that it was indefinitely suspending its operations in Russia in order to comply with the sanctions. As a result of this decision, the Company wrote off net assets of $4.0 million relating to its Russian subsidiary. The Company also incurred cash charges of $1.3 million relating to severance and exiting lease obligations. During fiscal 2023, the Company sold inventory previously written off resulting in the reversal of $0.9 million in cost of goods sold and reversal of $0.7 million of cash charges primarily relating to lease obligations.

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

During fiscal 2023, the Company recorded cash charges of $2.2 million relating primarily to site cleanup and $0.6 million of non-cash charges relating to accelerated depreciation of fixed assets.

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

Impairment of indefinite-lived intangibles

During the fourth quarter of fiscal 2023 and 2022, the Company recorded non-cash charges of $0.5 million and $1.2 million, respectively, related to impairment of indefinite-lived trademarks. Management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge was appropriate.

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

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2023		Fiscal 2022		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Energy Systems	$62.2	3.6%	$18.6	1.2%	$43.6	NM
Motive Power	178.8	12.3	169.7	12.5	9.1	7.8
Specialty	37.5	7.2	43.5	9.5	(6.0)	4.3
Subtotal	278.5	7.5	231.8	6.9	46.7	27.7
Production tax credits from IRA 45X	17.3	0.5	—	—	17.3	NM
Inventory adjustment relating to exit activities - Energy Systems	0.2	—	(0.2)	—	0.4	NM
Inventory adjustment relating to exit activities - Motive Power	(0.8)	(0.1)	(2.4)	(0.2)	1.6	(63.1)
Restructuring and other exit charges - Energy Systems	(1.5)	(0.1)	(2.8)	(0.2)	1.3	(46.9)
Restructuring and other exit charges - Motive Power	(12.8)	(0.9)	(17.1)	(1.3)	4.3	(24.6)
Restructuring and other exit charges - Specialty	(2.1)	(0.4)	1.1	0.2	(3.2)	NM
Impairment of indefinite-lived intangibles - Energy Systems	(0.1)	—	(0.5)	—	0.4	NM
Impairment of indefinite-lived intangibles - Motive Power	—	—	(0.7)	—	0.7	(80.0)
Impairment of indefinite-lived intangibles - Specialty	(0.4)	(0.1)	—	—	(0.4)	NM
Loss on assets held for sale - Motive Power		—	(3.0)	(0.2)	3.0	NM
Total operating earnings	$278.3	7.5%	$206.2	6.1%	$72.1	35.0%
  NM = not meaningful
(1)The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.

Operating earnings increased $72.1 million or 35.0% in fiscal 2023, compared to fiscal 2022. Operating earnings, as a percentage of net sales, increased 140 basis points in fiscal 2023, compared to fiscal 2022.

The Energy Systems operating earnings percentage of net sales increased 240 basis points in fiscal 2023 compared to fiscal 2022. The increase in operating earnings is as a result of improvements in pricing and volume offset by an increase in lead pricing, high inflationary costs in raw materials costs, higher freight costs, warranty/inventory provisions, and selling, general, and administrative costs.

The Motive Power operating earnings as a percentage of net sales decreased 20 basis points in fiscal 2023 compared to fiscal 2022. This decrease was driven by the impact of zero-margin pricing pass through of inflationary costs and adverse foreign currency translation impact, partially offset by improved product mix.

Specialty operating earnings percentage of net sales decreased 230 basis points in fiscal 2023 compared to fiscal 2022. Pricing and customer demand in the transportation and aerospace and defense markets were stronger in the current year compared to prior year, but capacity constraints and higher inflation costs, combined with increased operating expenses negatively impacted the performance of this line of business.
Interest Expense

	Fiscal 2023		Fiscal 2022		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$59.5	1.6%	$37.8	1.1%	$21.7	57.6%

Interest expense of $59.5 million in fiscal 2023 (net of interest income of $1.7 million) was $21.7 million higher than the $37.8 million in fiscal 2022 (net of interest income of $2.1 million).

Our average debt outstanding was $1,303.4 million in fiscal 2023, compared to our average debt outstanding of $1,150.7 million in fiscal 2022. Our average cash interest rate incurred in fiscal 2023 and fiscal 2022 was 4.6% and 3.3%, respectively. The increase in interest expense in fiscal 2023 compared to fiscal 2022 is primarily due to higher borrowing levels, higher short term interest rates, and an additional $1.2 million in third party administrative and legal fees related to the Third Amended Credit Facility, partially offset by the benefit from the $300 million and $150 million cross currency fixed interest rate swaps.

In fiscal 2023, the Company capitalized $1.2 million in debt issuance costs in connection with the Third and Fourth Amended Credit Facilities. In fiscal 2022, in connection with the Second Amended Credit Facility, we capitalized $3.0 million in debt issuance costs and wrote off $0.1 million of unamortized debt issuance costs. Included in interest expense were non-cash charges related to amortization of deferred financing fees of $2.0 million and $2.1 million in fiscal 2023 and fiscal 2022, respectively.

Other (Income) Expense, Net

	Fiscal 2023		Fiscal 2022		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$8.2	0.2%	$(5.5)	(0.2)%	$13.7	NM
  NM = not meaningful

Other (income) expense, net was expense of $8.2 million in fiscal 2023 compared to income of $5.5 million in fiscal 2022. Foreign currency impact resulted in a loss of $0.7 million in fiscal 2023 compared to a foreign currency gain of $7.2 million in fiscal 2022. Included in the fiscal 2023 foreign currency impact is a loss of $4.5 million relating to the remeasurement of monetary assets from the exit of our Russia operations. Additionally, we incurred $1.4 million in costs to terminate our net investment hedges and $0.6 million in transaction fees relating to the asset securitization agreement.

Earnings Before Income Taxes

	Fiscal 2023		Fiscal 2022		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$210.6	5.7%	$173.9	5.2%	$36.7	21.1%

As a result of the factors discussed above, fiscal 2023 earnings before income taxes were $210.6 million, an increase of $36.7 million or 21.1% compared to fiscal 2022.

Income Tax Expense

	Fiscal 2023		Fiscal 2022		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$34.8	0.9%	$30.0	0.9%	$4.8	16.0%
Effective tax rate	16.5%		17.3%		(0.8)%

Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The Company’s income tax provision consists of federal, state and foreign income taxes. The effective income tax rate was 16.5% in fiscal 2023 compared to the fiscal 2022 effective income tax rate of 17.3%. The rate decrease in fiscal 2023 compared to fiscal 2022 is primarily due to the impact of the IRA and changes in the mix of earnings among tax jurisdictions.

The fiscal 2023 foreign effective income tax rate was 16.8% on foreign pre-tax income of $171.9 million compared to an effective income tax rate of 11.0% on foreign pre-tax income of $152.1 million in fiscal 2022. For both fiscal 2023 and fiscal

2022, the difference in the foreign effective tax rate versus the U.S. statutory rate of 21% is primarily attributable to lower tax rates in the foreign countries in which we operate. The rate increase in fiscal 2023 compared to fiscal 2022 is primarily due to a reduction in favorable permanent items and changes in mix of earnings among tax jurisdictions.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2023, 2022 and 2021, were $346.7 million, $402.5 million and $451.8 million, respectively.

Cash provided by operating activities for fiscal 2023 was $279.9 million. Cash used by operating activities for 2022 was $65.6 million and cash provided by operating activities in 2021 was $358.4 million.

During fiscal 2023, accounts receivable decreased or provided cash of $67.6 million due to sale of $150.0 million accounts receivable under the RPA entered into December 21, 2022. Inventory increased or used cash of $96.4 million. All components of inventory increased due to strategic investment, supply chain delays, new products and higher inventory costs from higher raw material costs, manufacturing, and to address the high backlog of customer orders. Accounts payable decreased or used cash of $4.2 million due to timing of payments for strategic inventory. Net earnings were $175.8 million, depreciation and amortization $91.2 million, stock-based compensation, $26.4 million, non-cash charges relating to exit charges of $8.9 million, primarily relating to the Ooltewah and Sylmar plant closures, exiting our operations in Russia following the conflict in Ukraine, non-cash interest of $2.0 million, and non-cash charges for impairment of indefinite-lived intangibles of $0.5 million. Prepaid and other current assets provided funds of $23.7 million, primarily from an increase of $10.8 million of contract assets, as well as an increase of $12.9 million in other prepaid expenses, such as taxes, insurance and other advances. Accrued expenses provided funds of $5.7 million primarily from increases to contract liabilities of $6.3 million, freight of $2.4 million, warranties of $2.2 million, and other miscellaneous accruals of $5.2 million partially offset by decreases to tax related liabilities of $7.8 million, including the decrease in income taxes payable of $17.3 million related to the IRA production credits, and interest payments net of accruals of $3.2 million.

During fiscal 2022, accounts receivable increased or used cash of $129.0 million due to higher revenue during fiscal 2022, as compared to a COVID-19 restricted revenue in fiscal 2021. Inventory increased or used cash of $212.8 million due to supply chain delays, new products and higher inventory costs from higher raw material costs, manufacturing and freight costs, strategic inventory builds to buffer against potential supply chain exposures and to address the high backlog of customer orders. Accounts payable increased or provided cash of $65.3 million. Net earnings were $143.9 million, depreciation and amortization $95.9 million, stock-based compensation $24.3 million, non-cash charges relating to exit charges of $6.5 million, primarily relating to the Hagen, Germany plant closure and exiting our operations in Russia following the conflict in Ukraine, loss on valuation of the assets held for sale in India of $3.0 million, allowance for doubtful debts of $2.6 million, non-cash interest of $2.1 million and non-cash charges for impairment of indefinite-lived intangibles of $1.2 million. Prepaid and other current assets were a use of funds of $32.0 million, primarily from an increase of $13.6 million of contract assets, as well as an increase of $12.3 million in other prepaid expenses, such as taxes, insurance and other advances. Accrued expenses were a use of funds of $38.6 million primarily from Hagen severance payments of $19.6 million, income tax payments of $17.3 million net of tax provisions, payroll related payments of $10.1 million, partially offset by customer advances of $8.9 million.

During fiscal 2021, accounts receivable decreased or provided cash of $8.7 million due to improved collections. Inventory decreased or provided cash of $24.2 million due to improved inventory turns and accounts payable increased or provided cash of $20.8 million due to our TPPL plant ramp-up. Net earnings were $143.3 million, depreciation and amortization $94.1 million, stock-based compensation $19.8 million, non-cash charges relating to exit charges $10.2 million, primarily relating to the Hagen, Germany plant closure, net gain from the disposal of assets of $3.9 million ($4.4 million from the insurance settlement relating to the Richmond fire claim), deferred tax benefit of $9.0 million and non-cash interest of $2.1 million. Prepaid and other current assets provided a source of funds of $27.3 million, primarily from the receipt of $29.1 million towards the insurance receivable relating to the Richmond plant claim in fiscal 2020 and the receipt of a working capital adjustment claim of $2.0 million, relating to an acquisition made several years ago, partially offset by an increase of $3.8 million in other prepaid expenses. Accrued expenses provided a source of funds of $32.4 million primarily from payroll related accruals of $27.8 million, taxes payable of $4.5 million and selling and other expenses of $3.3 million, partially offset by payments relating to warranty of $5.8 million. Other liabilities decreased by $12.7 million primarily relating to income taxes.

Cash used in investing activities for fiscal 2023, 2022 and 2021 was $44.8 million, $69.2 million and $65.0 million, respectively.

During fiscal 2023, 2022, and fiscal 2021 we did not make any acquisitions.

Capital expenditures were $88.8 million, $74.0 million and $70.0 million in fiscal 2023, 2022 and 2021, respectively.
In fiscal 2023, we received proceeds from termination of a net investment hedge of $43.4 million, and we received $3.3 million from the sale of two of our facilities in Europe during fiscal 2022.

Financing activities used cash of $270.5 million in fiscal 2023. During fiscal 2023, we entered into the Third Amended Credit Facility providing additional borrowing through the Third Amended Term Loan. The proceeds of $300.0 million from the new Third Amended Term Loan were used to repay our 2023 Senior notes for the same amount. Additionally, we borrowed $310.5 million under the Second Amended Revolver and repaid $500.5 million of the Second Amended Revolver and $5.2 million of the Second Amended Term loan. Net repayments on short-term debt were $21.7 million. Payment of cash dividends to our stockholders were $28.5 million, treasury stock open market purchases were $22.9 million, and payment of taxes related to net share settlement of equity awards were $6.4 million. Proceeds from stock options were $4.4 million, and payments for financing costs for debt modification were $1.1 million.

During the second quarter of fiscal 2022, we entered into the Second Amended Credit Facility. As a result, financing activities provided cash of $98.4 million in fiscal 2022. During fiscal 2022, we borrowed $523.4 million under the Second Amended Revolver and repaid $88.4 million of the Second Amended Revolver. Repayment on the Second Amended Term Loan was $161.4 million and net borrowings on short-term debt were $20.6 million. Treasury stock open market purchases were $156.4 million, payment of cash dividends to our stockholders were $29.4 million and payment of taxes related to net share settlement of equity awards were $9.1 million. Debt issuance costs relating to the refinancing of the Second Amended Credit Facility was $3.0 million. Proceeds from stock options were $1.3 million.

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

Currency translation had a negative impact of $20.5 million on our cash balance in the twelve months of fiscal 2023 compared to the negative impact of $12.9 million in the twelve months of fiscal 2022. In the twelve months of fiscal 2023, principal currencies in which we do business such as the Euro, Polish zloty, and British pound generally weakened and Swiss franc strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $55.8 million from $402.5 million at March 31, 2022 to $346.7 million at March 31, 2023.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $693.4 million at March 31, 2023 to cover short-term liquidity requirements. Our Fourth Amended Credit Facility is committed through September 30, 2026, as long as we continue to comply with the covenants and conditions of the credit facility agreement.

Compliance with Debt Covenants

All obligations under our Fourth Amended Credit Facility are secured by, among other things, substantially all of our U.S. assets. The Fourth Amended Credit Facility contains various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under this credit facility.

We are in compliance with all covenants and conditions under our Fourth Amended Credit Facility and Senior Notes. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2023, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$1,048.4	$25.4	$76.3	$946.7	$—
Short-term debt	30.6	30.6	—	—	—
Interest on debt (1)	218.0	65.6	120.8	31.6	—
Operating leases	101.7	24.8	36.3	22.9	17.7
Tax Act - Transition Tax	46.3	11.6	34.7	—	—
Pension benefit payments and profit sharing	40.2	3.0	6.6	8.5	22.1
Purchase commitments	13.9	13.9	—	—	—
Total	$1,499.1	$174.9	$274.7	$1,009.7	$39.8
(1) Interest payments for variable rate debt was calculated using the current applicable rate.

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the above table.

Under our Fourth Amended Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $3.6 million as of March 31, 2023.

Credit Facilities and Leverage

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provided new incremental delayed-draw senior secured term loan up to $300 million (the “Third Amended Term Loan”), which was available to draw until March 15, 2023. During the fourth quarter, the Company drew $300 million in the form of the Third Amended Term Loan. The funds will mature on September 30, 2026, the same as the Company's Second Amended Term loan and Second Amended Revolver. In connection with the agreement, the Company incurred $1.2 million in third party administrative and legal fees recognized in interest expense and capitalized $1.1 million in charges from existing lenders as a deferred asset. Additionally, the Company derecognized the capitalized deferred asset and recognized the $1.1 million as a deferred financing costs.

During the fourth quarter of fiscal 2023, the Company entered into a fourth amendment to the 2017 Credit Facility (as amended, the “Fourth Amended Credit Facility”). The Fourth Amended Credit Facility replaces the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) in the calculation of interest for both the Second Amended Revolver and the Second Amended Term Loan.

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

Shown below are the leverage ratios at March 31, 2023 and 2022, in connection with the Fourth Amended Credit Facility.

The total net debt, as defined under the Fourth Amended Credit Facility is $736.0 million for fiscal 2023 and is 1.8 times adjusted EBITDA (non-GAAP), compared to total net debt of $905.9 million and 2.5 times adjusted EBITDA (non-GAAP) for fiscal 2022.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) for March 31, 2023 and 2022, in connection with the Second Amended Credit Facility:

	Fiscal 2023	Fiscal 2022
	(in millions, except ratios)
Net earnings as reported	$175.8	$143.9
Add back:
Depreciation and amortization	91.2	95.9
Interest expense	59.5	37.8
Income tax expense	34.8	30.0
EBITDA (non GAAP)(1)	$361.3	$307.6
Adjustments per credit agreement definitions(2)	51.7	51.5
Adjusted EBITDA (non-GAAP) per credit agreement(1)	$413.0	$359.1
Total net debt(3)	$736.0	$905.9
Leverage ratios(4):
Total net debt/adjusted EBITDA ratio	1.8 X	2.5 X
Maximum ratio permitted	4.25 X	3.5 X
Consolidated interest coverage ratio(5)	7.3 X	10.0 X
Minimum ratio required	3.0 X	3.0 X

(1)We have included EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) because our lenders use them as key measures of our performance. EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under GAAP and should not be considered an alternative to net earnings or any other measure of performance under GAAP or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies, and therefore comparability may be limited. Certain financial covenants in our Fourth Amended Credit Facility are based on EBITDA, subject to adjustments, which are shown above. Continued availability of credit under our Fourth Amended Credit Facility is critical to our ability to meet our business plans. We believe that an understanding of the key terms of our credit agreement is important to an investor’s understanding of our financial condition and liquidity risks. Failure to comply with our financial covenants, unless waived by our lenders, would mean we could not borrow any further amounts under our revolving credit facility and would give our lenders the right to demand immediate repayment of all outstanding revolving credit and term loans. We would be unable to continue our operations at current levels if we lost the liquidity provided under our credit agreements. Depreciation and amortization in this table excludes the amortization of deferred financing fees, which is included in interest expense.
(2)The $51.7 million adjustment to EBITDA in fiscal 2023 primarily related to $26.4 million of non-cash stock compensation, $22.4 million of restructuring and other exit charges, impairment of indefinite-lived intangibles of $0.5 million, and $1.4 million for swap termination fees. The $51.5 million adjustment to EBITDA in fiscal 2022 primarily related to $24.3 million of non-cash stock compensation, $26.0 million of restructuring and other exit charges, indefinite-lived intangibles of $1.2 million.
(3)Debt includes finance lease obligations and letters of credit and is net of all U.S. cash and cash equivalents and foreign cash and investments, as defined in the Fourth Amended Credit Facility. In fiscal 2023, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and foreign cash investments of $346.7 million, and in fiscal 2022, were $402.5 million.
(4)These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our Fourth Amended Credit Facility, for fiscal 2023 and fiscal 2022, respectively.
(5)As defined in the Second Amended Credit Facility, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $3.1 million and $2.1 million for fiscal 2023 and fiscal 2022, respectively.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2023 are $18.9 million (pre-tax). Those contracts that result in an asset position at March 31, 2023 are $2.9 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short term borrowings in the U.S. and our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Management considers the interest rate swaps to be highly effective against changes in the cash flows from our underlying variable rate debt based on the criteria in the FASB guidance. Cash flows related to the interest rate swap agreements are included in interest expense over the terms of the agreements. At March 31, 2023 such agreements effectively convert $200 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR as a floating rate reference.

Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $5.8 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2023	$47.9	50.0	$0.96	8%
March 31, 2022	56.8	54.0	1.05	8
March 31, 2021	50.6	54.5	0.93	10
(1)Based on the fiscal year lead requirements for the periods then ended.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $81 million for the fiscal year ended March 31, 2023.

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

At March 31, 2023 and 2022, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $32.7 million and $36.6 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EnerSys (the Company) as of March 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 24, 2023, expressed an unqualified opinion thereon.

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
As reflected in the Company’s consolidated financial statements, the Company’s goodwill balance was $676.7 million as of March 31, 2023. In addition, the Company’s indefinite-lived intangible assets were $143.7 million as of March 31, 2023. As discussed in Note 1 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually.

Auditing management’s annual quantitative goodwill and indefinite-lived intangible assets impairment tests was complex and involved a high degree of subjectivity for certain reporting units and certain indefinite-lived intangible assets due to the significant estimation required in determining the fair value of the reporting units and the indefinite-lived intangible assets. The fair value estimates related to these reporting units and indefinite-lived intangible assets were sensitive to significant assumptions such as discount rates, revenue growth rates, operating margins, working capital rates, royalty rates, and terminal growth rates, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual quantitative goodwill and indefinite-lived intangible asset impairment tests. For example, we tested controls over management’s review of the valuation models, the significant assumptions used to develop the estimate including forecasted revenue growth rates and profitability, and the completeness and accuracy of the data used in the valuations.
To test the estimated fair value of the Company’s reporting units and indefinite-lived intangible assets, we performed audit procedures that included, among other procedures, assessing fair value methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analyses. For example, we compared the significant assumptions used by management to current industry, market and economic trends, to historical results of the Company's business and other guideline companies within the same industry and to other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and indefinite-lived intangible assets that would result from changes in the assumptions. We also involved internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Income Taxes - Uncertain Tax Positions
Description of the Matter
As discussed in Note 14 to the Company’s consolidated financial statements, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Also as disclosed in Note 14, approximately 82% of the Company’s consolidated earnings before taxes are generated in foreign jurisdictions. Uncertainty in a tax position taken or to be taken on a tax return may arise as tax laws are subject to interpretation. The Company must identify its uncertain tax positions and uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of March 31, 2023, the Company has recognized accrued liabilities of $3.5 million for uncertain tax positions.
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
May 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys

Opinion on Internal Control over Financial Reporting

We have audited EnerSys’ internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EnerSys (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated May 24, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 24, 2023

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$346,665	$402,488
Accounts receivable, net of allowance for doubtful accounts (2023–$8,775; 2022–$12,219)	637,817	719,434
Inventories, net	797,798	715,712
Prepaid and other current assets	113,601	155,559
Total current assets	1,895,881	1,993,193
Property, plant, and equipment, net	513,283	503,264
Goodwill	676,715	700,640
Other intangible assets, net	360,412	396,202
Deferred taxes	49,152	60,479
Other assets	121,231	82,868
Total assets	$3,616,674	$3,736,646
Liabilities and Equity
Current liabilities:
Short-term debt	$30,642	$55,084
Current portion of finance leases	90	185
Accounts payable	378,641	393,096
Accrued expenses	308,947	289,765
Total current liabilities	718,320	738,130
Long-term debt, net of unamortized debt issuance costs	1,041,989	1,243,002
Finance leases	254	231
Deferred taxes	61,118	78,228
Other liabilities	191,112	183,780
Total liabilities	2,012,793	2,243,371
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2023 and at March 31, 2022	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 56,004,613 shares issued and 40,901,059 shares outstanding at March 31, 2023; 55,748,924 shares issued and 40,986,658 shares outstanding at March 31, 2022	560	557
Additional paid-in capital	596,464	571,464
Treasury stock at cost, 15,103,554 shares held as of March 31, 2023 and 14,762,266 shares held as of March 31, 2022	(740,956)	(719,119)
Retained earnings	1,930,148	1,783,586
Contra equity - indemnification receivable	(2,463)	(3,620)
Accumulated other comprehensive loss	(183,474)	(143,495)
Total EnerSys stockholders’ equity	1,600,279	1,489,373
Nonredeemable noncontrolling interests	3,602	3,902
Total equity	1,603,881	1,493,275
Total liabilities and equity	$3,616,674	$3,736,646

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2023	2022	2021
Sales from products	$3,307,781	$3,004,231	$2,681,719
Sales from services	400,798	353,088	296,213
Net sales	3,708,579	3,357,319	2,977,932
Cost of goods sold	2,597,296	2,360,150	2,033,636
Cost of services	270,464	244,597	205,146
Inventory step up to fair value relating to acquisitions and exit activities	681	2,604	—
Gross profit	840,138	749,968	739,150
Operating expenses	544,858	520,810	482,401
Restructuring and other exit charges	16,439	18,756	40,374
Impairment of indefinite-lived intangibles	480	1,178	—
Loss on assets held for sale	—	2,973	—
Operating earnings	278,361	206,251	216,375
Interest expense	59,529	37,777	38,436
Other (income) expense, net	8,193	(5,465)	7,804
Earnings before income taxes	210,639	173,939	170,135
Income tax expense	34,829	30,028	26,761
Net earnings attributable to EnerSys stockholders	$175,810	$143,911	$143,374
Net earnings per common share attributable to EnerSys stockholders:
Basic	$4.31	$3.42	$3.37
Diluted	$4.25	$3.36	$3.32
Dividends per common share	$0.70	$0.70	$0.70
Weighted-average number of common shares outstanding:
Basic	40,809,235	42,106,337	42,548,449
Diluted	41,326,755	42,783,373	43,224,403

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2023	2022	2021
Net earnings	$175,810	$143,911	$143,374
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivative instruments, net of tax	(1,552)	2,603	6,283
Pension funded status adjustment, net of tax	8,214	8,310	1,847
Foreign currency translation adjustment	(46,941)	(38,397)	91,277
Total other comprehensive (loss) gain, net of tax	(40,279)	(27,484)	99,407
Total comprehensive income	135,531	116,427	242,781
Comprehensive gain (loss) attributable to noncontrolling interests	(300)	128	284
Comprehensive income attributable to EnerSys stockholders	$135,831	$116,299	$242,497

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2020	$—	$551	$529,100	$(564,376)	$1,556,980	$(215,006)	$(6,724)	$1,300,525	$3,537	$1,304,062
Stock-based compensation	—	—	19,817	—	—	—	—	19,817	—	19,817
Exercise of stock options	—	4	9,110	—	—	—	—	9,114	—	9,114
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(5,153)	—	—	—	—	(5,153)	—	(5,153)
Reissuance of treasury stock towards employee stock purchase plan	—	—	(49)	895	—	—	—	846	—	846
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,369	1,369	—	1,369
Other	—	—	571	—	—	—	—	571	—	571
Net earnings	—	—	—	—	143,374	—	—	143,374	—	143,374
Dividends ($0.70 per common share)	—	—	772	—	(30,603)	—	—	(29,831)	—	(29,831)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $424)	—	—	—	—	—	1,847	—	1,847	—	1,847
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,952)	—	—	—	—	—	6,283	—	6,283	—	6,283
Foreign currency translation adjustment	—	—	—	—	—	90,993	—	90,993	284	91,277
Balance at March 31, 2021	$—	$555	$554,168	$(563,481)	$1,669,751	$(115,883)	$(5,355)	$1,539,755	$3,821	$1,543,576
Stock-based compensation	—	—	24,289	—	—	—	—	24,289	—	24,289
Exercise of stock options	—	2	1,334	—	—	—	—	1,336	—	1,336
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(9,150)	—	—	—	—	(9,150)	—	(9,150)
Purchase of common stock	—	—	—	(156,366)	—	—	—	(156,366)	—	(156,366)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,735	1,735	—	1,735
Other	—	—	100	728	—	—	—	828	—	828
Net earnings	—	—	—	—	143,911	—	—	143,911	—	143,911
Dividends ($0.70 per common share)	—	—	723	—	(30,076)	—	—	(29,353)	—	(29,353)
Dissolution of joint venture	—	—	—	—	—	—	—	—	(47)	(47)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $1,910)	—	—	—	—	—	8,310	—	8,310	—	8,310
Net unrealized gain (loss) on derivative instruments (net of tax expense of $789)	—	—	—	—	—	2,603	—	2,603	—	2,603
Foreign currency translation adjustment	—	—	—	—	—	(38,525)	—	(38,525)	128	(38,397)
Balance at March 31, 2022	$—	$557	$571,464	$(719,119)	$1,783,586	$(143,495)	$(3,620)	$1,489,373	$3,902	$1,493,275
Stock-based compensation	—	—	26,371	—	—	—	—	26,371	—	26,371
Exercise of stock options	—	3	4,390	—	—	—	—	4,393	—	4,393
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(6,453)	—	—	—	—	(6,453)	—	(6,453)
Purchase of common stock	—	—	—	(22,907)	—	—	—	(22,907)	—	(22,907)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,157	1,157	—	1,157
Other	—	—	(19)	1,070	—	—	—	1,051	—	1,051
Net earnings	—	—	—	—	175,810	—	—	175,810	—	175,810
Dividends ($0.70 per common share)	—	—	711	—	(29,248)	—	—	(28,537)	—	(28,537)
Other comprehensive income:								—	—
Pension funded status adjustment (net of tax expense of $2,947)	—	—	—	—	—	8,214	—	8,214	—	8,214
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $469)	—	—	—	—	—	(1,552)	—	(1,552)	—	(1,552)
Foreign currency translation adjustment	—	—	—	—	—	(46,641)	—	(46,641)	(300)	(46,941)
Balance at March 31, 2023	$—	$560	$596,464	$(740,956)	$1,930,148	$(183,474)	$(2,463)	$1,600,279	$3,602	$1,603,881
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2023	2022	2021
Cash flows from operating activities
Net earnings	$175,810	$143,911	$143,374
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	91,153	95,878	94,082
Write-off of assets relating to restructuring and other exit charges	8,920	6,503	10,231
Loss on assets held for sale	—	2,973	—
Impairment of indefinite-lived intangibles	480	1,178	—
Derivatives not designated in hedging relationships:
Net losses (gains)	(1,182)	157	(430)
Cash proceeds (settlements)	470	255	905
Provision for doubtful accounts	(431)	2,621	178
Deferred income taxes	(15,236)	1,115	(8,994)
Non-cash interest expense	1,964	2,107	2,072
Stock-based compensation	26,371	24,289	19,817
Gain on disposal of property, plant, and equipment	(113)	(490)	(3,883)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	67,553	(128,956)	8,713
Inventories	(96,413)	(212,839)	24,176
Prepaid and other current assets	23,689	(32,044)	27,292
Other assets	(6,298)	270	424
Accounts payable	(4,236)	65,316	20,797
Accrued expenses	5,747	(38,578)	32,357
Other liabilities	1,690	749	(12,736)
Net cash provided by (used in) operating activities	279,938	(65,585)	358,375

Cash flows from investing activities
Capital expenditures	(88,772)	(74,041)	(70,020)
Proceeds from disposal of facility	—	3,268	—
Insurance proceeds relating to property, plant and equipment	—	—	4,800
Proceeds from disposal of property, plant, and equipment	586	1,540	176
Proceeds from termination of net investment hedges	43,384	—	—
Net cash used in investing activities	(44,802)	(69,233)	(65,044)

Cash flows from financing activities
Net borrowings (repayments) on short-term debt	(21,719)	20,556	(15,934)
Proceeds from Second Amended 2017 Revolver borrowings	310,500	523,400	102,000
Repayments of Second Amended 2017 Revolver borrowings	(500,500)	(88,400)	(210,000)
Proceeds from Amended 2017 Term Loan	300,000	—	—
Repayments of 2023 Senior Notes	(300,000)	—	—
Repayments of Second Amended 2017 Term Loan	(5,215)	(161,447)	(39,589)
Debt issuance costs	(1,121)	(2,952)	—
Finance lease obligations and other	1,110	810	650
Option proceeds, net	4,392	1,336	9,114
Payment of taxes related to net share settlement of equity awards	(6,453)	(9,150)	(5,153)
Purchase of treasury stock	(22,907)	(156,366)	—
Dividends paid to stockholders	(28,537)	(29,353)	(29,812)
Net cash (used in) provided by financing activities	(270,450)	98,434	(188,724)
Effect of exchange rate changes on cash and cash equivalents	(20,509)	(12,936)	20,222
Net (decrease) increase in cash and cash equivalents	(55,823)	(49,320)	124,829
Cash and cash equivalents at beginning of year	402,488	451,808	326,979
Cash and cash equivalents at end of year	$346,665	$402,488	$451,808
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2023
(In Thousands, Except Share and Per Share Data)

1.Summary of Significant Accounting Policies

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

	Balance at Beginning of Period	Provision for Doubtful Debts	Write-offs, net of Recoveries and Other	Balance at End of Period
Fiscal year ended March 31, 2021	$15,246	$178	$(2,432)	$12,992
Fiscal year ended March 31, 2022	12,992	2,621	(3,394)	12,219
Fiscal year ended March 31, 2023	12,219	(431)	(3,013)	8,775

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

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2023 and 2022.

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

Lead contracts, foreign currency contracts and interest rate contracts generally use an income approach to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., Secured Overnight Financing Rate "SOFR"), forward foreign currency exchange rates (e.g., GBP and euro) and commodity prices (e.g., London Metals Exchange), as well as inputs that may not be observable, such as credit valuation adjustments. When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2. Over-the-counter (OTC) contracts are valued using quotes obtained from an exchange, binding and non-binding broker quotes. Furthermore, the Company obtains independent quotes from the market to validate the forward price curves. OTC contracts include forwards, swaps and options. To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.

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

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2023, 2022 and 2021, the Company had outstanding stock options, restricted stock units, market condition and performance condition-based awards, which could potentially dilute basic earnings per share in the future.

Segment Reporting

The Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis. The Company excludes certain items that are not included in the segment performance as these are managed and viewed on a consolidated basis. The Company identifies the following as its three operating segments, based on lines of business:

•Energy Systems - uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems used in data centers, as well as telecommunications systems, switchgear and electrical control systems used in industrial facilities and electric utilities, large-scale energy storage and energy pipelines. Energy Systems also includes highly integrated power solutions and services to broadband, telecom, renewable and industrial customers, as well as thermally managed cabinets and enclosures for electronic equipment and batteries.
•Motive Power - power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications as well as mining equipment, diesel locomotive starting and other rail equipment; and
•Specialty - premium batteries for starting, lighting and ignition applications in premium automotive and large over-the-road trucks, energy storage solutions for satellites, military land vehicles, aircraft, submarines, tactical vehicles, as well as medical devices and equipment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, and the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ from those estimates.

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

Service revenues for fiscal 2023, 2022 and 2021 amounted to $400,798, $353,088 and $296,213, respectively.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for fiscal 2023, 2022 and 2021 amounted to $244,013, $193,824 and $155,217, respectively.

On March 31, 2023, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $137,654, of which, the Company estimates that approximately $128,914 will be recognized as revenue in fiscal 2024, $8,740 in fiscal 2025.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of March 31, 2023, the current and non-current portion of contract liabilities were $34,594 and $1,437, respectively. As of March 31, 2022, the current and non-current portion of contract liabilities were $27,870 and $1,387, respectively. Revenues recognized during fiscal 2023 and fiscal 2022, that were included in the contract liability at the beginning of the year, amounted to $9,799 and $6,775, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $48,616 and $59,924 as of March 31, 2023 and March 31, 2022, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At March 31, 2023, the right of return asset related to the value of inventory anticipated to be returned from customers was $5,380 and refund liability representing amounts estimated to be refunded to customers was $9,602.

3. Leases

The Company leases manufacturing facilities, distribution centers, office space, vehicles and other equipment under non-cancellable leases with initial terms typically ranging from 1 to 16 years. At contract inception, the Company reviews the terms of the arrangement to determine if the contract is or contains a lease. Guidance in Topic 842 is used to evaluate whether the contract has an identified asset; if the Company has the right to obtain substantially all economic benefits from the asset; and if it has the right to direct the use of the underlying asset. When determining if a contract has an identified asset, the Company considers both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if the Company has the right to obtain substantially all economic benefits from the asset, the Company considers the primary outputs of the identified asset throughout the period of use and determines if it receives greater than 90% of those benefits. When determining if it has the right to direct the use of an underlying asset, the Company considers if it has the right to direct how and for what purpose the asset is used throughout the period of use and if it controls the decision-making rights over the asset.

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

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of March 31, 2023	As of March 31, 2022
Operating Leases:
Right-of-use assets	Other assets	$85,237	$71,085
Operating lease current liabilities	Accrued expenses	21,230	20,086
Operating lease non-current liabilities	Other liabilities	66,555	52,904
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$342	$344
Finance lease current liabilities	Current portion of finance leases	90	185
Finance lease non-current liabilities	Finance leases	254	231

The components of lease expense for the fiscal years ended March 31, 2023 and March 31, 2022 were as follows:

	Classification	March 31, 2023	March 31, 2022
Operating Leases:
Operating lease cost	Operating expenses	$20,232	$26,392
Variable lease cost	Operating expenses	9,816	9,620
Short term lease cost	Operating expenses	4,310	6,218
Finance Leases:
Depreciation	Operating expenses	$95	$233
Interest expense	Interest expense	10	26
Total		$34,463	$42,489

The following table presents the weighted average lease term and discount rates for leases as of March 31, 2023 and March 31, 2022:

	March 31, 2023	March 31, 2022
Operating Leases:
Weighted average remaining lease term (years)	5.9 years	6.1 years
Weighted average discount rate	4.93%	4.43%
Finance Leases:
Weighted average remaining lease term (years)	3.7 years	2.3 years
Weighted average discount rate	6.79%	4.79%

The following table presents future payments due under leases reconciled to lease liabilities as of March 31, 2023:

	Finance Leases	Operating Leases
Year ended March 31,
2024	$121	$24,824
2025	101	20,141
2026	80	16,122
2027	55	13,338
2028	26	9,550
Thereafter	—	17,736
Total undiscounted lease payments	383	101,711
Present value discount	39	13,926
Lease liability	$344	$87,785

The following table presents supplemental disclosures of cash flow information related to leases for the fiscal years ended March 31, 2023 and March 31, 2022:

	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$15	$26
Operating cash flows from operating leases	27,176	26,731
Financing cash flows from finance leases	151	238
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$254	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	24,423	33,493

4. Accounts Receivable

	March 31,
	2023	2022
Accounts receivable	$646,592	$731,653
Allowance for doubtful accounts	8,775	12,219
Accounts receivable, net	$637,817	$719,434

During fiscal 2023, the Company entered into a Receivables Purchase Agreement (RPA), under which the Company continuously sells its interest in designated pools of trade accounts receivables, at a discount, to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution ("unaffiliated financial institution") on a monthly basis. The Company may sell certain US-originated accounts receivable balances up to a maximum amount of $150,000. In return for these sales, the Company receives a cash payment equal to the face value of the receivables and is charged a fee of Secured Overnight Financing Rate (“SOFR”) plus 85 basis points against the sold receivable balance. The program is conducted through EnerSys Finance LLC ("EnerSys Finance"), an entity structured to be bankruptcy remote, and matures in December 2025. The Company is deemed the primary beneficiary of EnerSys Finance as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, EnerSys Finance is included in the Company’s Consolidated Financial Statements.

Receivables sold to unaffiliated financial institutions under the program are excluded from “Accounts receivable, net” on the Company’s Consolidated Balance Sheets, and cash receipts are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The purchase price is received in cash when the receivables are sold, and fees charged relating to this balance are recorded to other (income) expense. Certain unsold receivables held by EnerSys Finance serve as collateral to unaffiliated financial institutions. These unsold receivables are included in “Accounts receivable, net” in the Company’s Consolidated Balance Sheets. The Company continues servicing the receivables which were sold and in exchange receives a servicing fee from EnerSys Finance under the program.

During fiscal 2023, the Company sold $343,013 of accounts receivables for approximately $192,713 in net proceeds to an unaffiliated financial institution, of which $193,013 were collected as of March 31, 2023. Total collateralized accounts receivables of approximately $274,121, were held by EnerSys Finance at March 31, 2023.

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

5. Inventories

	March 31,
	2023	2022
Raw materials	$323,418	$260,604
Work-in-process	123,401	109,441
Finished goods	350,979	345,667
Total	$797,798	$715,712

6. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2023	2022
Land, buildings, and improvements	$312,294	$313,090
Machinery and equipment	881,198	851,251
Construction in progress	75,053	69,550
	1,268,545	1,233,891
Less accumulated depreciation	(755,262)	(730,627)
Total	$513,283	$503,264

Depreciation expense for the fiscal years ended March 31, 2023, 2022, and 2021 totaled $60,405, $62,584, and $60,956, respectively. Interest capitalized in connection with major capital expenditures amounted to $857, $447, and $1,319 for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

7. Goodwill and Other Intangible Assets

Other Intangible Assets
Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2023			2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$144,702	$(953)	$143,749	$145,808	$(953)	$144,855
Finite-lived intangible assets:
Customer relationships	295,293	(130,262)	165,031	298,577	(109,820)	188,757
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	96,713	(47,585)	49,128	97,367	(38,712)	58,655
Trademarks	8,946	(6,442)	2,504	8,947	(5,012)	3,935
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$549,675	$(189,263)	$360,412	$554,720	$(158,518)	$396,202

The Company’s amortization expense related to finite-lived intangible assets was $30,748, $33,294, and $33,126, for the years ended March 31, 2023, 2022 and 2021, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2023, is $27,648 in fiscal 2024, $26,530 in fiscal 2025, $25,603 in fiscal 2026, $24,780 in fiscal 2027 and $24,275 in fiscal 2028.

Goodwill

The following table presents the changes in the carrying amount of goodwill by segment during fiscal 2022 and 2023:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2021	$279,676	$327,055	$98,862	$705,593
Foreign currency translation adjustment	(215)	(3,752)	(986)	(4,953)
Balance at March 31, 2022	$279,461	$323,303	$97,876	$700,640
Foreign currency translation adjustment	(21,257)	(1,773)	(895)	(23,925)
Balance at March 31, 2023	$258,204	$321,530	$96,981	$676,715

Impairment of goodwill, finite and indefinite-lived intangibles

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. The Company did not record any impairment relating to its goodwill during fiscal 2023, 2022, and 2021.

During the fourth quarter of fiscal 2023 and 2022, the Company recorded non-cash charges of $480 and $1,178, respectively, related to impairment of indefinite-lived trademarks under the caption “Impairment of indefinite-lived intangibles” in the Consolidated Statements of Income. Management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge was appropriate.

The Company estimated tax-deductible goodwill to be approximately $86,709 and $101,499 as of March 31, 2023 and 2022, respectively.

8. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2023	2022
Contract assets	$48,616	$59,924
Prepaid non-income taxes	17,946	25,585
Non-trade receivables	6,978	16,670
Prepaid income taxes	4,915	7,162
Other	35,146	46,218
Total	$113,601	$155,559

9. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2023	2022
Payroll and benefits	$80,826	$81,058
Accrued selling expenses	47,330	48,894
Contract liabilities	34,594	27,870
Warranty	24,226	20,716
Operating lease liabilities	21,230	20,086
VAT and other non-income taxes	15,321	16,458
Freight	16,482	14,167
Income taxes payable	8,152	1,229
Interest	7,531	10,793
Pension	1,314	1,294
Restructuring	445	1,030
Other	51,496	46,170
Total	$308,947	$289,765

(1)Income taxes payable includes amounts relating to the Tax Act - Transition Tax totaling $11,572 and $6,172 net of income taxes payable in a prepaid position of $3,420 and $4,943 for fiscal 2023 and fiscal 2022, respectively. .

10. Debt

The following summarizes the Company’s long-term debt as of March 31, 2023 and March 31, 2022:

	2023		2022
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$300,000	$2,705	$600,000	$3,905
Second Amended Credit Facility, due 2026	748,413	3,719	650,268	3,361
	$1,048,413	$6,424	$1,250,268	$7,266
Less: Unamortized issuance costs	6,424		7,266
Long-term debt, net of unamortized issuance costs	$1,041,989		$1,243,002

The Company's Senior Notes comprise the following:

4.375% Senior Notes due 2027

On December 11, 2019, the Company issued $300,000 in aggregate principal amount of its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”). Proceeds from this offering, net of debt issuance costs were $296,250 and were utilized to pay down the Amended 2017 Revolver (defined below). The 2027 Notes bear interest at a rate of 4.375% per annum accruing from December 11, 2019. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The 2027 Notes mature on December 15, 2027, unless earlier redeemed or repurchased in full and are unsecured and unsubordinated obligations of the Company. They are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries that are guarantors under the Fourth Amended Credit Facility (defined below). These guarantees are unsecured and unsubordinated obligations of such guarantors.

The Company may redeem, prior to September 15, 2027, all or a portion of the 2027 Notes at a price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest and a “make whole” premium to, but excluding, the redemption date. The Company may redeem, on or after September 15, 2027, all or a portion of the 2027 Notes at a price equal to 100% of the principal amount of the 2027 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. If a change of control triggering event occurs, the Company will be required to offer to repurchase the 2027 Notes at a price in cash equal to 101% of the aggregate principal amount of the 2027 Notes, plus accrued and unpaid interest to, but excluding, the date of repurchase. The 2027 Notes were rank pari passu with the 2023 Notes (defined below) prior to their redemption.

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

On February 10, 2023, the Company issued a notice of redemption for all $300,000 aggregate principal amount of its outstanding 5.00% Senior Notes due 2023 (the “2023 Notes”) with a redemption date (the “Redemption Date) on March 13, 2023, at a redemption price equal to 100% of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the Redemption Date. As of March 31, 2023, all principal and unamortized issuance costs are unrecognized from the balance sheet.

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

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provides a new incremental delayed-draw senior secured term loan up to $300,000 (the “Third Amended Term Loan”), which shall be available to draw at any time until March 15, 2023. Once drawn, the funds will mature on September 30, 2026, the same as the Company's Second Amended Term loan and Second Amended Revolver. In connection with the agreement, the Company incurred $1,161 in third party administrative and legal fees recognized in interest expense and capitalized $1,096 in charges from existing lenders as a deferred asset. During the fourth quarter, the Company drew $300,000 in the form of the Third Amended Term Loan. Additionally, the Company derecognized the capitalized deferred asset and recognized the $1,096 as a deferred financing costs.

During the fourth quarter of fiscal 2023, the Company entered into a fourth amendment to the 2017 Credit Facility (as amended, the “Fourth Amended Credit Facility”). The Fourth Amended Credit Facility replaces the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) in the calculation of interest for both the Second Amended Revolver and the Second Amended Term Loan.

Subsequent to the fourth amendment, the quarterly installments payable on the Second Amended Term Loan are $2,608 beginning December 31, 2022, $3,912 beginning December 31, 2024 and $5,216 beginning December 31, 2025 with a final payment of $156,472 on September 30, 2026. The Fourth Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the SOFR or Canadian Dollar Offered Rate (“CDOR”) plus (i) Term SOFR plus between 1.125% and 2.25% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%.

The quarterly installments payable on the Third Amended Term Loan are $3,750 beginning June 30, 2023, $5,625 beginning December 31, 2024 and $7,500 beginning December 31, 2025 with a final payment of $232,500 on September 30, 2026. The Third Amended Term Loan bears interest, at the Company's option, at a rate per annum equal to either (i) the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus (i) Term SOFR plus between 1.375% and 2.50% (currently 1.50% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate plus between 0.375% and 1.50%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Term SOFR plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero). Until the funds were drawn on March 13, 2023, the Company paid a commitment fee of 0.175% to 0.35% at a rate per annum on the unused portion.

Obligations under the Fourth Amended Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the Second Amended Credit Facility and up to 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The Fourth Amended Credit Facility allows for up to two temporary increases in the maximum leverage ratio to 4.50x from 4.00x to 4.25x for a four quarter period following an acquisition larger than $250,000. Effective with the Third Amended Credit Facility, the maximum leverage ratio increased from 3.50x to 4.25x effective to the last day of the second quarter of fiscal year 2024 and decreasing subsequently to 4.00x.

As of March 31, 2023, the Company had $245,000 outstanding under the Second Amended Revolver, $203,413 under the Second Amended Term Loan, and $300,000 outstanding under the Third Amended Term Loan.

The scheduled repayments within the next twelve months of fiscal 2024, relating to the Second and Third Amended Term Loans is $10,431 and $15,000, respectively, and is classified as long-term debt, as the Company expects to refinance the future quarterly payments with revolver borrowings under the Second Amended Credit Facility.

Interest Rates on Long Term Debt

The weighted average interest rate on the long term debt at March 31, 2023 and March 31, 2022, was 4.6% and 3.3%, respectively.

Interest Paid

The Company paid in cash, $58,368, $37,776 and $36,365, net of interest received, for interest during the fiscal years ended March 31, 2023, 2022 and 2021, respectively.

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

Short-Term Debt

As of March 31, 2023 and 2022, the Company had $30,642 and $55,084, respectively, of short-term borrowings. The weighted-average interest rate on these borrowings was approximately 7.0% and 2.4%, respectively, for fiscal years ended March 31, 2023 and 2022.

Letters of Credit

As of March 31, 2023 and 2022, the Company had $3,565 and $2,959, respectively, of standby letters of credit.

Debt Issuance Costs

In fiscal 2023, the Company capitalized $1,122 in debt issuance costs in connection with the Third and Fourth Amended Credit Facilities. In fiscal 2022, the Company capitalized $2,952 in debt issuance costs and wrote off $128 of unamortized debt issuance costs in connection with the Second Amended Credit Facility. Amortization expense, relating to debt issuance costs, included in interest expense was $1,964, $2,107, and $2,072 for the fiscal years ended March 31, 2023, 2022 and 2021, respectively. Debt issuance costs, net of accumulated amortization, totaled $6,424 and $7,266 as of March 31, 2023 and 2022, respectively.

Available Lines of Credit

As of March 31, 2023 and 2022, the Company had available and undrawn, under all its lines of credit, $693,444 and $482,305, respectively, including $90,839 and $69,430, respectively, of uncommitted lines of credit as of March 31, 2023 and March 31, 2022.

11. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2023	2022
Operating lease liabilities	$66,555	$52,904
Tax Act - Transition Tax	34,715	46,587
Warranty	32,404	34,262
Pension	24,528	28,566
Net investment hedges	15,760	4,090
Liability for uncertain tax positions	3,930	5,210
Contract liabilities	1,437	1,387
Other	11,783	10,774
Total	$191,112	$183,780

12. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2023 and March 31, 2022 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(89)	$—	$(89)	$—
Foreign currency forward contracts	923	—	923	—
Interest rate swaps	(1,162)	—	(1,162)	—
Net investment hedges	(15,760)	—	(15,760)	—
Total derivatives	$(16,088)	$—	$(16,088)	$—

	Total Fair Value Measurement March 31, 2022	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$2,520	$—	$2,520	$—
Foreign currency forward contracts	(256)	—	(256)	—
Net investment hedges	298	—	298	—
Total derivatives	$2,562	$—	$2,562	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy as described in Note 1, Summary of Significant Accounting Policies.

The fair values for foreign currency forward contracts, interest rate swaps, and net investment hedges are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

The fair value of interest rate swap agreements are based on observable prices as quoted for receiving the variable one month term SOFR and paying fixed interest rates and, therefore, were classified as Level 2.

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

The fair value of the Company's 2027 Notes and 2023 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 92% and 95% of face value on March 31, 2023 and March 31, 2022, respectively. The 2023 Notes, which were redeemed in fiscal 2023 as discussed in Note 10, were trading at approximately 101% of face value on March 31, 2022.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at March 31, 2023 and 2022 were as follows:

	March 31, 2023		March 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives(1)	$—	$—	$2,562	$2,562
Financial liabilities:
Senior Notes (2)	$300,000	$276,000	$600,000	$585,750
Derivatives(1)	(16,088)	(16,088)	—	—
(1)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 13 for asset and liability positions of the lead, foreign currency forward contracts and net investment hedges at March 31, 2023 and March 31, 2022).
(2)The fair value amount of the Senior Notes at March 31, 2023 and March 31, 2022 represent the trading value of the instruments.

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

In connection with the annual impairment testing conducted as of January 2, 2023, two of the Company's indefinite-lived trademarks, which were acquired through acquisitions, were recorded at fair value on a non-recurring basis at $6,900 and the remeasurements resulted in an impairment of $480. In determining the fair value of these assets, the Company used a royalty rate of 1.5% based on comparable market rates and used discount rate of 24.0%. In fiscal 2022, the Company recorded an impairment relating to additional two trademarks, which were recorded at a fair value on a non-recurring basis of $980 and the remeasurement resulted in an impairment of $1,178. In determining the fair value of these assets, the Company used a royalty rate of 1.25% based on comparable market rates and used a discount rate of 13.0% and 14.5%.

These impairment charges relating to goodwill and indefinite-lived trademarks are included under the captions Impairment of goodwill and Impairment of indefinite-lived intangibles in the Consolidated Statements of Income.

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which focused on manufacturing flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). As a result, the Company concluded that the carrying value of the asset group was not recoverable and recorded during the first quarter of fiscal 2023 a write-off of $7,300 of the fixed assets, for which there is expected to be no salvageable value. The valuation technique used to measure the fair value of fixed assets was a combination of the income and market approaches. The inputs used to measure the fair value of these fixed assets under the income approach were largely unobservable and accordingly were classified as Level 3

Russia

In February 2022, as a result of the Russia-Ukraine conflict, economic sanctions were imposed on Russian individuals and entities, including financial institutions, by countries around the world, including the U.S. and the European Union. On March 3, 2022, the Company announced that it was indefinitely suspending its operations in Russia in order to comply with the sanctions. As a result of this decision, the Company wrote off net assets of $3,999 relating to its Russian subsidiary, based on a non-recurring basis.

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

Hagen, Germany

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At March 31, 2023 and 2022, the Company has hedged the price to purchase approximately 50.0 million pounds and 54.0 million pounds of lead, respectively, for a total purchase price of $47,921 and $56,768, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2023 and 2022, the Company had entered into a total of $45,823 and $29,676, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At March 31, 2023 such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

Derivatives in Net Investment Hedging Relationships

Net Investment Hedges

The Company uses cross currency fixed interest rate swaps to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollar and Euro.

On September 29, 2022, the Company terminated its $300,000 cross-currency fixed interest rate swap contracts, originally entered into on December 23, 2021, and received a net settlement of $43,384. The cash proceeds have been included in Proceeds from termination of net investment hedges in our Consolidated Statements of Cash Flows.

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

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $5,818 of pretax gain relating to lead, foreign currency forward contracts, interest rate swaps, and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and lead costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2023 and 2022, the notional amount of these contracts was $102,558 and $22,990, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2023 and 2022

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Prepaid and other current assets:
Lead forward contracts	$—	$2,520	$—	$—	$—	$—
Foreign currency forward contracts	723	256	—	—	200	—
Net investment hedges	—	—	—	4,388	—	—
Total assets	$723	$2,776	$—	$4,388	$200	$—
Accrued expenses:
Lead forward contracts	$89	$—	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	—	512
Other liabilities:
Interest rate swaps	1,162	—	—	—	—	—
Net investment hedges	—	—	15,760	4,090	—	—
Total liabilities	$1,251	$—	$15,760	$4,090	$—	$512

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,883)	Cost of goods sold	$(3,765)
Foreign currency forward contracts	1,849	Cost of goods sold	2,589
Interest Rate Swaps	(1,162)	Interest expense	—
Total	$(3,196)		$(1,176)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$29,021	Interest expense	$3,587
Total	$29,021		$3,587

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,182
Total		$1,182

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$12,193	Cost of goods sold	$8,974
Foreign currency forward contracts	941	Cost of goods sold	768
Total	$13,134		$9,742

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$1,479	Interest expense	$1,181
Total	$1,479		$1,181

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(157)
Total		$(157)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2021

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$202	Cost of goods sold	$(7,411)
Foreign currency forward contracts	130	Cost of goods sold	(492)
Total	$332		$(7,903)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$430
Total		$430

14. Income Taxes

	Fiscal year ended March 31,
	2023	2022	2021
Current income tax expense
Current:
Federal	$21,203	$9,558	$12,591
State	5,654	4,022	4,133
Foreign	23,208	15,333	19,031
Total current income tax expense	50,065	28,913	35,755
Deferred income tax (benefit) expense
Federal	(18,370)	1,183	1,495
State	(2,534)	(1,453)	735
Foreign	5,668	1,385	(11,224)
Total deferred income tax (benefit) expense	(15,236)	1,115	(8,994)
Total income tax expense	$34,829	$30,028	$26,761

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2023	2022	2021
United States	$38,703	$21,871	$56,055
Foreign	171,936	152,068	114,080
Earnings before income taxes	$210,639	$173,939	$170,135

Income taxes paid by the Company for the fiscal years ended March 31, 2023, 2022 and 2021 were $46,309, $50,484 and $32,002, respectively.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. The IRA includes multiple incentives to promote clean energy, and energy storage manufacturing among other provisions with tax credits available from 2023 to 2032, subject to phase down beginning in 2030. In particular the IRA creates a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for battery cells and battery modules manufactured or assembled in the United States and sold to third parties. In the period ended March 31, 2023, the IRA impact resulted in a reduction of our costs of goods sold and income tax payable. We will continue to evaluate the effects of IRA as more guidance is issued and the relevant implications to our consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of March 31, 2023, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on the Company’s effective tax rate.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2023	2022
Deferred tax assets:
Accounts receivable	$219	$481
Inventories	6,387	8,581
Net operating loss carryforwards	48,801	56,010
Lease liabilities	20,888	17,590
Capitalized R&D Expenditures	16,378	—
Accrued expenses	31,949	33,571
Other assets	22,029	19,941
Gross deferred tax assets	146,651	136,174
Less valuation allowance	(31,172)	(31,017)
Total deferred tax assets	115,479	105,157
Deferred tax liabilities:
Property, plant and equipment	42,884	41,105
Lease Right-of-use assets	20,888	17,590
Intangible assets	59,152	60,827
Other liabilities	4,521	3,384
Total deferred tax liabilities	127,445	122,906
Net deferred tax liabilities	$(11,966)	$(17,749)

The Company has approximately $719 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, with expirations between 2023 and 2027. The Company has approximately $171,160 of foreign net operating loss carryforwards, of which $136,800 may be carried forward indefinitely and $34,360 expire between fiscal 2023 and fiscal 2041. In addition, the Company also has approximately $22,936 of state net operating loss carryforwards with expirations between fiscal 2023 and fiscal 2042.

The following table sets forth the changes in the Company's valuation allowance for fiscal 2023, 2022 and 2021:

	Balance at Beginning of Period	Additions Charged to Expense	Valuation Allowance Reversal	Business Combination Adjustments	Other(1)	Balance at End of Period
Fiscal year ended March 31, 2021	$20,951	$8,437	$(2,904)	$6,384	$(940)	$31,928
Fiscal year ended March 31, 2022	31,928	4,486	(1,535)	—	(3,862)	31,017
Fiscal year ended March 31, 2023	31,017	2,654	(586)	—	(1,913)	31,172
(1)Includes the impact of currency changes and the expiration of net operating losses for which a full valuation allowance was recorded.

As of March 31, 2023 and 2022, the Company had no federal valuation allowance and the valuation allowance associated with the state tax jurisdictions was $343 and $686, respectively.

As of March 31, 2023 and 2022, the valuation allowance associated with certain foreign tax jurisdictions was $30,829 and $30,331, respectively. Of the net increase of $155, $2,068 was recorded as an increase to tax expense primarily related to deferred tax assets generated in the current year that the Company believes are not more likely than not to be realized, offset by $(1,913) primarily related to foreign currency translation adjustments and expiration of foreign net operating losses for which a full valuation allowance was recorded.

A reconciliation of income taxes at the statutory rate (21.0% for fiscal 2023, 2022 and 2021) to the income tax provision is as follows:

	Fiscal year ended March 31,
	2023	2022	2021
United States statutory income tax expense	$44,233	$36,527	$35,729
Increase (decrease) resulting from:
State income taxes, net of federal effect	1,714	1,724	4,000
Nondeductible expenses and other	6,028	1,217	5,273
Net effect of GILTI, FDII, BEAT	2,457	5,405	1,985
Effect of foreign operations	(12,978)	(14,192)	(20,035)
Valuation allowance	2,068	2,951	5,533
Switzerland Tax Reform	—	—	(1,883)
Research and Development Credit	(5,063)	(3,604)	(3,841)
IRA Impact	(3,630)	—	—
Income tax expense	$34,829	$30,028	$26,761

The effective income tax rates for the fiscal years ended March 31, 2023, 2022 and 2021 were 16.5%, 17.3% and 15.7%, respectively. The effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of its consolidated income before taxes. The rate decrease in fiscal 2023 compared to fiscal 2022 is primarily due to the impact of IRA offset by changes in mix of earnings among tax jurisdictions. The rate increase in fiscal 2022 compared to fiscal 2021 is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions.

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

In fiscal 2023, the foreign effective income tax rate on foreign pre-tax income of $171,936 was 16.8%. In fiscal 2022, the foreign effective income tax rate on foreign pre-tax income of $152,068 was 11.0% and in fiscal 2021, the foreign effective income tax rate on foreign pre-tax income of $114,080 was 6.8%. The rate increase in fiscal 2023 compared to fiscal 2022 is primarily due to a reduction in favorable permanent items and changes in mix of earnings among tax jurisdictions. The rate increase in fiscal 2022 compared to fiscal 2021 is primarily due to Swiss tax reform and changes in the mix of earnings among tax jurisdictions.

Income from the Company's Swiss subsidiary comprised a substantial portion of its overall foreign mix of income for the fiscal years ended March 31, 2023, 2022 and 2021 and was taxed, excluding the impact from the Swiss tax reform, at approximately 7%, 4% and 8%, respectively.

The Company has approximately $1,340,000 and $1,180,000 of undistributed earnings of foreign subsidiaries for fiscal years 2023 and 2022, respectively. During fiscal 2023, previously undistributed earnings of certain foreign subsidiaries were no longer considered indefinitely reinvested, as a result, the Company recorded $4,000 in additional income taxes. The Company intends to continue to be indefinitely reinvested on the remaining undistributed foreign earnings and outside basis differences and therefore, no additional income taxes have been provided.

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Fiscal year ended March 31,
	2023	2022	2021
Balance at beginning of year	$4,770	$6,785	$7,795
Increases related to current year tax positions	24	21	346
Increases related to the Alpha acquisition	—	—	—
Increases related to prior year tax positions	(1)	598	325
Decreases related to prior tax positions	—	—	—
Decreases related to prior year tax positions settled	(77)	(784)	—
Lapse of statute of limitations	(1,221)	(1,850)	(1,681)
Balance at end of year	$3,495	$4,770	$6,785

All of the balance of unrecognized tax benefits at March 31, 2023, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

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

While the net effect on total unrecognized tax benefits cannot be reasonably estimated, approximately $511 is expected to reverse in fiscal 2023 due to expiration of various statute of limitations.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2023 and 2022, the Company had an accrual of $435 and $440, respectively, for interest and penalties.

15. Retirement Plans

Defined Benefit Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2023, 2022 and 2021, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$918	$1,114	$993
Interest cost	582	517	533	1,715	1,427	1,388
Expected return on plan assets	(455)	(526)	(272)	(2,005)	(2,200)	(1,899)
Amortization and deferral	—	7	476	478	1,205	1,053
Net periodic benefit cost	$127	$(2)	$737	$1,106	$1,546	$1,535

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2023	2022	2023	2022
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$16,205	$17,806	$70,833	$83,252
Service cost	—	—	918	1,114
Interest cost	582	517	1,715	1,427
Benefits paid, inclusive of plan expenses	(843)	(802)	(2,052)	(2,328)
Plan curtailments and settlements	—	—	—	(141)
Actuarial (gains) losses	(1,888)	(1,316)	(15,995)	(8,545)
Foreign currency translation adjustment	—	—	(3,701)	(3,946)
Benefit obligation at the end of the period	$14,056	$16,205	$51,718	$70,833

Change in plan assets
Fair value of plan assets at the beginning of the period	$16,166	$16,265	$42,067	$42,844
Actual return on plan assets	(1,348)	443	(3,722)	1,784
Employer contributions	—	260	6,428	1,979
Benefits paid, inclusive of plan expenses	(843)	(802)	(2,052)	(2,328)
Plan curtailments and settlements	—	—	—	(141)
Foreign currency translation adjustment	—	—	(2,617)	(2,071)
Fair value of plan assets at the end of the period	$13,975	$16,166	$40,104	$42,067
Funded status deficit	$(81)	$(39)	$(11,614)	$(28,766)

	March 31,
	2023	2022
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$14,147	$1,055
Accrued expenses	(1,314)	(1,294)
Other liabilities	(24,528)	(28,566)
Funded status deficit	$(11,695)	$(28,805)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2023, 2022 and 2021:

	Fiscal year ended March 31,
	2023	2022	2021
Amounts recorded in AOCI before taxes:
Prior service cost	$(128)	$(174)	$(230)
Net loss	(2,307)	(14,049)	(25,450)
Net amount recognized	$(2,435)	$(14,223)	$(25,680)

The following table represents changes in plan assets and benefit obligations recognized in AOCI for the Company’s pension plans for the years ended March 31, 2023, 2022 and 2021:

	Fiscal year ended March 31,
	2023	2022	2021
Changes in plan assets and benefit obligations:
New prior service cost	$—	$—	$—
Net loss (gain) arising during the year	(10,352)	(9,362)	(753)
Effect of exchange rates on amounts included in AOCI	(957)	(883)	1,909
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(41)	(45)	(46)
Amortization or settlement recognition of net loss	(438)	(1,167)	(1,484)
Total recognized in other comprehensive (income) loss	$(11,788)	$(11,457)	$(374)

The amounts included in AOCI as of March 31, 2023 that are expected to be recognized as components of net periodic pension cost (before tax) during the next twelve months are as follows:

Prior service cost	$(43)
Net loss	(69)
Net amount expected to be recognized	$(112)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each fiscal year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2023	2022	2023	2022
All defined benefit plans:
Accumulated benefit obligation	$14,056	$16,205	$49,290	$67,301
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$25,562	$29,570
Accumulated benefit obligation	—	—	23,704	27,156
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$11,671	$5,479	$25,908	$29,570
Fair value of plan assets	11,403	5,188	335	—
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$11,671	$5,479	$25,562	$29,570
Accumulated benefit obligation	11,671	5,479	23,704	27,156
Fair value of plan assets	11,403	5,188	—	—

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the U.S. and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2023	2022	2021	2023	2022	2021
Discount rate	3.7%	3.0%	3.0%	1.5%-5.4%	0.5%-2.3%	1.3%-2.3%
Expected return on plan assets	5.5	5.5	6.0	3.1-5.3	2.7-5.3	3.8-5.5
Rate of compensation increase	N/A	N/A	N/A	1.8-5.5	1.5-4.0	2.0-3.5
N/A = not applicable

Significant assumptions used to determine the projected benefit obligations for the U.S. and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2023	2022	2023	2022
Discount rate	4.9%	3.7%	3.5%-6%	1.5%-5.4%
Rate of compensation increase	N/A	N/A	2.3-4.5	1.8-5.5
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

Equity investments are maintained within a target range of 40% - 75% of the total portfolio market value for the U.S. plans and with a target of approximately 65% for international plans. The investment strategy for the UK plan has been updated this year to reflect a de-risking exercise that occurred where the UK plan moved from 65%/35% equity/bonds to 100% bonds. Investments in debt securities include issues of various maturities, and the average quality rating of bonds should be investment grade with a minimum quality rating of “B” at the time of purchase.

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

The following table represents the Company's pension plan investments measured at fair value as of March 31, 2023 and 2022 and the basis for that measurement:

	March 31, 2023
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,714	$1,714	$—	$—	$7,775	$7,775	$—	$—
Equity securities
US(a)	8,308	8,308	—	—	—	—	—	—
International(b)	—	—	—	—	—	—	—	—
Fixed income(c)	3,953	3,953	—	—	32,329	—	32,329	—
Total	$13,975	$13,975	$—	$—	$40,104	$7,775	$32,329	$—

	March 31, 2022
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,576	$1,576	$—	$—	$98	$98	$—	$—
Equity securities
US(a)	10,350	10,350	—	—	—	—	—	—
International(b)	—	—	—	—	28,296	—	28,296	—
Fixed income(c)	4,240	4,240	—	—	13,673	—	13,673	—
Total	$16,166	$16,166	$—	$—	$42,067	$98	$41,969	$—

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
(c)Fixed income consists primarily of investment grade bonds from diversified industries.

The Company expects to make cash contributions of approximately $1,717 to its pension plans in fiscal 2024.
Estimated future benefit payments under the Company’s pension plans are as follows:

2024	$3,037
2025	3,203
2026	3,427
2027	3,874
2028	4,634
Years 2029-2033	22,093

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. Eligible employees can contribute a portion of their pre-tax and / or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and /or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2023, 2022 and 2021 were $20,993, $18,402 and $16,460, respectively.

16. Stockholders’ Equity

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2023 and 2022, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following demonstrates the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2021, 2022 and 2023, respectively:

Shares outstanding as of March 31, 2020	42,323,305
Purchase of treasury stock	—
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	429,715
Shares outstanding as of March 31, 2021	42,753,020
Purchase of treasury stock	(1,996,334)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	229,972
Shares outstanding as of March 31, 2022	40,986,658
Purchase of treasury stock	(358,365)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	272,766
Shares outstanding as of March 31, 2023	40,901,059

Treasury Stock

In fiscal 2023, the Company purchased 358,365 shares for $22,907. The Company purchased 1,996,334 shares for $156,366 in fiscal 2022 but did not purchase any shares in fiscal 2021. At March 31, 2023 and 2022, the Company held 15,103,554 and 14,762,266 shares as treasury stock, respectively.

Treasury Stock Reissuance

During fiscal 2023, fiscal 2022 and fiscal 2021, the Company also issued 17,077, 13,858 and 13,465 shares out of its treasury stock, respectively, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI”)

The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2023
Pension funded status adjustment	$(12,637)	$7,872	$342	$(4,423)
Net unrealized gain (loss) on derivative instruments	2,963	(2,453)	901	1,411
Foreign currency translation adjustment (1)	(133,821)	(46,641)	—	(180,462)
Accumulated other comprehensive loss	$(143,495)	$(41,222)	$1,243	$(183,474)
March 31, 2022
Pension funded status adjustment	$(20,947)	$7,374	$936	$(12,637)
Net unrealized gain (loss) on derivative instruments	360	10,063	(7,460)	2,963
Foreign currency translation adjustment	(95,296)	(38,525)	—	(133,821)
Accumulated other comprehensive loss	$(115,883)	$(21,088)	$(6,524)	$(143,495)
March 31, 2021
Pension funded status adjustment	$(22,794)	$680	$1,167	$(20,947)
Net unrealized gain (loss) on derivative instruments	(5,923)	250	6,033	360
Foreign currency translation adjustment	(186,289)	90,993	—	(95,296)
Accumulated other comprehensive loss	$(215,006)	$91,923	$7,200	$(115,883)
(1) Foreign currency translation adjustment for the fiscal year ended March 31, 2023 and March 31, 2022 includes a $19,491 gain (net of taxes of $4,557) and $228 gain (net of taxes $70), respectively, related to the Company's $300,000 and $150,000 cross-currency fixed interest rate swap contracts.

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,176	Cost of goods sold
Tax benefit	(275)
Net unrealized loss on derivative instruments, net of tax	$901

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(3,587)	Interest expense
Tax expense	839
Net unrealized gain on derivative instruments, net of tax	$(2,748)

Defined benefit pension costs:
Prior service costs and deferrals	$478	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(136)
Net periodic benefit cost, net of tax	$342

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(9,742)	Cost of goods sold
Tax benefit	2,282
Net unrealized loss on derivative instruments, net of tax	$(7,460)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,181)	Interest expense
Tax expense	276
Net unrealized gain on derivative instruments, net of tax	$(905)

Defined benefit pension costs:
Prior service costs and deferrals	$1,212	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(276)
Net periodic benefit cost, net of tax	$936

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2021:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$7,903	Cost of goods sold
Tax benefit	(1,870)
Net unrealized loss on derivative instruments, net of tax	$6,033

Defined benefit pension costs:
Prior service costs and deferrals	$1,529	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(362)
Net periodic benefit cost, net of tax	$1,167

17. Stock-Based Compensation

As of March 31, 2023, the Company maintains the 2017 Equity Incentive Plan (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2017 EIP. Shares subject to stock option or stock appreciation right awards, that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of such awards, shall not be available for future grant under the 2017 EIP.

As of March 31, 2023, 2,221,003 shares are available for future grants. The Company’s management equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the

Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

During fiscal 2023, the Company granted to management and other key employees 310,140 non-qualified options that vest ratably over 3 years from the date of grant. Options expire 10 years from the date of grant.

The Company recognized stock-based compensation expense relating to stock options of $6,232, with a related tax benefit of $848 for fiscal 2023, $6,235 with a related tax benefit of $738 for fiscal 2022 and $3,514 with a related tax benefit of $368 for fiscal 2021.

For purposes of determining the fair value of stock options granted, the Company used a Black-Scholes Model with the following assumptions:

	2023	2022	2021
Risk-free interest rate	2.92%	0.89%	0.39%
Dividend yield	0.99%	0.76%	0.93%
Expected life (years)	6	6	6
Volatility	37.4%	37.3%	37.2%

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2020	791,582	7.8	$67.55	$—
Granted	295,068		79.62	—
Exercised	(247,975)		66.11	6,382
Forfeited	(34,854)		69.20	290
Expired	(4,320)		80.25	—
Options outstanding as of March 31, 2021	799,501	7.8	$72.31	$14,781
Granted	246,222		97.32	—
Exercised	(42,640)		65.71	1,079
Forfeited	(27,478)		71.26	520
Expired	—		—	—
Options outstanding as of March 31, 2022	975,605	7.5	$78.94	$3,605
Granted	310,140		75.33	—
Exercised	(75,180)		65.22	1,561
Forfeited	(9,575)		80.05	39
Expired	(4,679)		85.12	—
Options outstanding as of March 31, 2023	1,196,311	7.3	$78.83	$12,150
Options exercisable as of March 31, 2023	643,454	6.0	$75.74	$8,015
Options vested and expected to vest, as of March 31, 2023	1,178,740	7.3	$78.80	$12,000

The following table summarizes information regarding stock options outstanding as of March 31, 2023:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$57.60-$60.00	160,227	5.9	$57.73
$60.01-$70.00	32,500	1.9	$68.69
$70.01-$80.00	510,031	8.1	$75.33
$80.01-$90.00	256,634	6.2	$83.00
$90.01-$100.99	236,919	8.4	$97.54
	1,196,311	7.3	$78.83

Restricted Stock Units, Market and Performance-condition based Awards

Non-Employee Directors

In fiscal 2023, the Company granted to non-employee directors 39,792 deferred restricted stock units (“DSU”) at the fair value of $42.95 per restricted stock unit at the date of grant. In fiscal 2022, such grants amounted to 24,055 restricted stock units at the fair value of $60.29 per restricted stock unit at the date of grant and in fiscal 2021, such grants amounted to 39,726 restricted stock units at the fair value of $39.93 per restricted stock unit at the date of grant. The awards vest immediately upon the date of grant and are settled in shares of common stock six months after termination of service as a director.

The Company also granted to non-employee directors, during fiscal 2023, fiscal 2022 and fiscal 2021, 1,635, 781, and 1,435 restricted stock units, respectively, at fair values of $66.90, $88.27 and $71.53, respectively, under the deferred compensation plan for non-employee directors.

Employees

In fiscal 2023, the Company granted to management and other key employees 345,449 restricted stock units that vest ratably over four years from the date of grant, at the fair value of $70.88 per restricted stock unit.

In fiscal 2022, the Company granted to management and other key employees 229,600 restricted stock units that vest ratably over four years from the date of grant at the fair value of $91.81 per restricted stock unit.

In fiscal 2021, the Company granted to management and other key employees 283,101 restricted stock units that vest ratably over four years from the date of grant at a fair value of $75.39 per restricted stock unit.

A summary of the changes in restricted stock units, TSRs and PSUs awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2023 is presented below:

	Restricted Stock Units (RSU)		Market condition-based Share Units (TSR)		Performance condition-based Share Units (PSU)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of TSR	Weighted- Average Grant Date Fair Value	Number of PSU	Weighted- Average Grant Date
Non-vested awards as of March 31, 2022	877,765	$65.48	74,983	$71.25	76,873	$55.56
Granted	386,876	66.90	—	—	—	—
Stock dividend	9,982	64.20	454	66.61	227	55.56
Performance factor	—	—	—	—	—	—
Vested	(230,427)	73.71	(29,171)	85.62	(21,195)	68.48
Forfeitures	(34,413)	76.08	(14,613)	62.02	(55,905)	50.67
Non-vested awards as of March 31, 2023	1,009,783	$65.48	31,653	$62.19	—	$—

The Company recognized stock-based compensation expense relating to restricted stock units, TSRs and PSUs of $20,139, with a related tax benefit of $3,746 for fiscal 2023, $18,054, with a related tax benefit of $3,072 for fiscal 2022 and $16,303, with a related tax benefit of $2,121 for fiscal 2021.

All Award Plans

As of March 31, 2023, unrecognized compensation expense associated with the non-vested equity awards outstanding was $53,157 and is expected to be recognized over a weighted-average period of 24 months.

18. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2023	2022	2021
Net earnings attributable to EnerSys stockholders	$175,810	$143,911	$143,374
Weighted-average number of common shares outstanding:
Basic	40,809,235	42,106,337	42,548,449
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	517,520	677,036	675,954
Diluted weighted-average number of common shares outstanding	41,326,755	42,783,373	43,224,403
Basic earnings per common share attributable to EnerSys stockholders	$4.31	$3.42	$3.37
Diluted earnings per common share attributable to EnerSys stockholders	$4.25	$3.36	$3.32
Anti-dilutive equity awards not included in diluted weighted-average common shares	710,678	951,057	281,483

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. As of March 31, 2023 and March 31, 2022, the Company did not have a reserve balance related to these matters.

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

Collective Bargaining

At March 31, 2023, the Company had approximately 11,350 employees. Of these employees, approximately 26% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 9% of the total workforce. The average term of these agreements is 2 years, with the longest term being 4.0 years. The Company considers its employee relations to be good and did not experience any significant labor unrest or disruption of production during fiscal 2023.

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

20. Restructuring, Exit and Other Charges

Restructuring Programs

Fiscal 2023

The Company had committed to various restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete, with an estimated $445 remaining to be incurred by the end of fiscal 2023, mainly related to plans started in fiscal 2021 and fiscal 2022. Restructuring and exit charges for the reportable segments are as follows:

During fiscal 2023, the Company recorded charges related to our fiscal 2022 programs in the Energy Systems segment to improve operational efficiencies. The charges related to severance payments and amounted to $1,230 to approximately 9 employees in the Energy Systems’ segment.

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

Restructuring and exit charges for fiscal 2023, 2022 and 2021 by reportable segments are as follows:

	Fiscal year ended March 31, 2023
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$1,318	$327	$42	$1,687
Exit charges	123	12,537	2,092	14,752
Restructuring and other exit charges	$1,441	$12,864	$2,134	$16,439

	Fiscal year ended March 31, 2022
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$2,005	$2,348	$75	$4,428
Exit charges	708	14,711	(1,091)	14,328
Restructuring and other exit charges	$2,713	$17,059	$(1,016)	$18,756

	Fiscal year ended March 31, 2021
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$3,187	$4,012	$169	$7,368
Exit charges	—	32,786	220	33,006
Restructuring and other exit charges	$3,187	$36,798	$389	$40,374

A roll-forward of the restructuring reserve is as follows:

	Employee Severance	Other	Total
Balance at March 31, 2020	$3,325	$—	$3,325
Accrued	6,537	831	7,368
Costs incurred	(7,550)	(831)	(8,381)
Foreign currency impact and other	283	—	283
Balance at March 31, 2021	$2,595	$—	$2,595
Accrued	4,428	—	4,428
Costs incurred	(6,013)	—	(6,013)
Foreign currency impact and other	20	—	20
Balance at March 31, 2022	$1,030	$—	$1,030
Accrued	1,687	—	1,687
Costs incurred	(2,224)	—	(2,224)
Foreign currency impact and other	(48)	—	(48)
Balance at March 31, 2023	$445	$—	$445

Exit Charges

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $5,528. Cash charges are estimated to total $4,413 primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $1,115 relating to fixed assets, inventory, and contract assets. The plan is expected to be completed in fiscal 2024.

During fiscal 2023, the Company recorded cash charges of $1,682 related primarily related to severance costs and non-cash charges totaling $417 primarily relating to contract assets.

Ooltewah

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

During fiscal 2023, the Company recorded cash charges relating to severance and manufacturing variances of $2,735 and non-cash charges of $7,261 relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $1,613, which was reported in cost of goods sold.

Fiscal 2022 Programs

Russia

In February 2022, as a result of the Russia-Ukraine conflict, economic sanctions were imposed on Russian individuals and entities, including financial institutions, by countries around the world, including the U.S. and the European Union. On March 3, 2022, the Company announced that it was indefinitely suspending its operations in Russia in order to comply with the sanctions. As a result of this decision, the Company wrote off net assets of $3,999 relating to its Russian subsidiary. The Company also incurred cash charges of $1,284 relating to severance and exiting lease obligations. During fiscal 2023, the Company sold inventory previously written off resulting in the reversal of $932 in cost of goods sold and reversal of $739 of cash charges primarily relating to lease obligations.

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

During fiscal 2023, the Company recorded cash charges of $2,207 relating to primarily to site cleanup and $562 of non-cash charges relating to accelerated depreciation of fixed assets.

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

	Fiscal year ended March 31,
	2023	2022	2021
Balance at beginning of year	$54,978	$58,962	$63,525
Current year provisions	29,132	17,645	27,645
Costs incurred	(25,251)	(20,648)	(34,346)
Foreign currency translation adjustment	(2,229)	(981)	2,138
Balance at end of year	$56,630	$54,978	$58,962

22. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2023	2022	2021
Foreign exchange transaction (gains) losses	$671	$(7,169)	$6,696
Non-service components of pension expense	315	430	1,279
Other	7,207	1,274	(171)
Total	$8,193	$(5,465)	$7,804

23. Business Segments

The Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis. The Company excludes certain items that are not included in the segment performance as these are managed and viewed on a consolidated basis. The Company identifies the following as its three operating segments, based on lines of business:

◦Energy Systems - uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems used in data centers, as well as telecommunications systems, switchgear and electrical control systems used in industrial facilities and electric utilities, large-scale energy storage and energy pipelines. Energy Systems also includes highly integrated power solutions and services to broadband, telecom, renewable and industrial customers, as well as thermally managed cabinets and enclosures for electronic equipment and batteries.
◦Motive Power - power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications as well as mining equipment, diesel locomotive starting and other rail equipment; and
◦Specialty - premium batteries for starting, lighting and ignition applications in premium automotive and large over-the-road trucks, energy storage solutions for satellites, military land vehicles, aircraft, submarines, tactical vehicles, as well as medical devices and equipment.

The operating segments also represent the Company's reportable segments under ASC 280, Segment Reporting.

Summarized financial information related to the Company’s reportable segments at March 31, 2023, 2022 and 2021 and for each of the fiscal years then ended is shown below.

	Fiscal year ended March 31,
	2023	2022	2021
Net sales by segment to unaffiliated customers
Energy Systems	$1,738,195	$1,536,673	$1,380,278
Motive Power	1,451,244	1,361,254	1,163,710
Specialty	519,140	459,392	433,944
Total net sales	$3,708,579	$3,357,319	$2,977,932
Operating earnings by segment
Energy Systems	$62,305	$18,531	$67,060
Motive Power	178,904	169,740	143,541
Specialty	37,469	43,491	46,148
Production tax credits from IRA 45X	17,283	—	—
Inventory step up to fair value relating to acquisitions and exit activities - Energy Systems	211	(186)	—
Inventory adjustment relating to exit activities - Motive	(892)	(2,418)	—
Inventory step up to fair value relating to acquisitions - Specialty	—	—	—
Restructuring and other exit charges - Energy Systems	(1,441)	(2,713)	(3,187)
Restructuring and other exit charges - Motive Power	(12,864)	(17,059)	(36,798)
Restructuring and other exit charges - Specialty	(2,134)	1,016	(389)
Impairment of goodwill (3)	—	—	—
Impairment of indefinite-lived intangibles - Energy Systems	(100)	(501)	—
Impairment of indefinite-lived intangibles - Motive Power	—	(677)	—
Impairment of indefinite-lived intangibles - Specialty	(380)	—	—
Loss on assets held for sale - Motive Power	—	(2,973)	—
Total operating earnings(2)	$278,361	$206,251	$216,375

Capital Expenditures
Energy Systems	$37,249	$33,614	$34,826
Motive Power	16,373	13,887	14,154
Specialty	35,150	26,540	21,040
Total	$88,772	$74,041	$70,020

Depreciation and Amortization
Energy Systems	$52,034	$54,580	$57,864
Motive Power	22,404	24,918	21,706
Specialty	16,715	16,380	14,512
Total	$91,153	$95,878	$94,082

(1)Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2)The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.

The Company's property, plant and equipment by reportable segments as of March 31, 2023 and 2022 are as follows:

	March 31, 2023	March 31, 2022
Property, plant and equipment, net
Energy Systems	$199,414	$216,853
Motive Power	142,301	145,431
Specialty	171,568	140,980
Total	$513,283	$503,264
The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 63.4%, 60.7% and 59.8% for fiscal years ended March 31, 2023, 2022 and 2021, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2023 and 2022, were $336,970 and $320,208, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and, therefore, was deemed not material for separate disclosure.

24. Subsequent Events

On May 24, 2023, the Board of Directors approved a quarterly cash dividend of $0.175 per share of common stock to be paid on June 30, 2023, to stockholders of record as of June 16, 2023.

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

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2023.

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

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,243,675	(1)	$78.80	(2)	2,221,003
Equity compensation plans not approved by security holders	—		—		—
Total	2,243,675		$78.80		2,221,003
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

10.3	EnerSys 2013 Management Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 27, 2013).

10.4
Second Amended and Restated EnerSys 2010 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 23, 2016).

10.5
EnerSys Voluntary Deferred Compensation Plan for Executives as amended August 5, 2010, and May 26, 2011 (incorporated by reference to Exhibit 10.23 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

Exhibit Number	Description of Exhibit
10.6	EnerSys 2018 Employee Stock Purchase Plan (incorporated by reference to Appendix A to EnerSys’ Definitive Proxy Statement on Schedule 14A (File No. 001-32253) filed on June 21, 2018).

10.7
Form of Deferred Stock Unit Agreement – Non-Employee Directors – 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 31, 2011).

10.8	Form of Severance Agreement, (incorporated by reference to Exhibit 10.37 to EnerSys’ Annual Report on Form 10-K (File No. 001-32253) filed on May 28, 2013).

10.9
Form of Stock Option Agreement - Employees - 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to EnerSys’ Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-32253) filed on May 28, 2014).

10.10
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

10.12
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

10.14
Form of letter agreement, dated June 7, 2017, between EnerSys and David M. Shaffer (incorporated herein by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on June 12, 2017).

10.15
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

10.19
Third Amendment to Credit Agreement, dated as of September 8, 2022, among the Company, certain of its subsidiaries party thereto, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporation by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on September 8, 2022)

10.20
Fourth Amendment to Credit Agreement, dated as of March 22, 2023, among the Company, certain of its subsidiaries party thereto, Bank of America, N.A., as administrative agent, and the other lenders party thereto (filed herewith)

Exhibit Number	Description of Exhibit

10.21
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

10.25
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

10.26
 Form of Severance Letter Agreement, December 28, 2022, between EnerSys and Andrew Zogby (incorporated by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on December 28, 2022).

10.27
 Form of Severance Letter Agreement, dated April 1, 2021, between EnerSys and Andrea J. Funk (incorporated by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed with the SEC on April 1, 2022).

10.28
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

10.30
Form of Stock Option Agreement – Employees – Amended and Restated 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.32 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 001-32253) filed on May 26, 2021).

10.31
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

ENERSYS

	By	/s/ DAVID M. SHAFFER
May 24, 2023		David M. Shaffer Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAVID M. SHAFFER	Chief Executive Officer	May 24, 2023
David M. Shaffer

/s/ ANDREA J. FUNK	Chief Financial Officer (Principal Accounting Officer)	May 24, 2023
Andrea J. Funk

/s/ CAROLINE CHAN	Director	May 24, 2023
Caroline Chan

/s/ HWAN-YOON F. CHUNG	Director	May 24, 2023
Hwan-yoon F. Chung

/s/ STEVEN M. FLUDDER	Director	May 24, 2023
Steven M. Fludder

/s/ HOWARD I. HOFFEN	Director	May 24, 2023
Howard I. Hoffen

/s/ ARTHUR T. KATSAROS	Director	May 24, 2023
Arthur T. Katsaros

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED)	Director	May 24, 2023
General Robert Magnus, USMC (Retired)

/s/ TAMARA MORYTKO	Director	May 24, 2023
Tamara Morytko

/s/ PAUL J. TUFANO	Director	May 24, 2023
Paul J. Tufano

/s/ RONALD P. VARGO	Director	May 24, 2023
Ronald P. Vargo

/s/ RUDOLPH WYNTER	Director	May 24, 2023
Rudolph Wynter