Form 10-Q
period 2023-07-02
EnerSys
filed 2023-08-09
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023

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
Common Stock outstanding at August 4, 2023: 41,039,915 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	July 2, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$258,342	$346,665
Accounts receivable, net of allowance for doubtful accounts: July 2, 2023 - $9,033; March 31, 2023 - $8,775	566,498	637,817
Inventories, net	809,402	797,798
Prepaid and other current assets	118,804	113,601
Total current assets	1,753,046	1,895,881
Property, plant, and equipment, net	512,970	513,283
Goodwill	688,442	676,715
Other intangible assets, net	354,662	360,412
Deferred taxes	49,153	49,152
Other assets	122,704	121,231
Total assets	$3,480,977	$3,616,674
Liabilities and Equity
Current liabilities:
Short-term debt	$30,962	$30,642
Accounts payable	343,336	378,641
Accrued expenses	261,353	309,037
Total current liabilities	635,651	718,320
Long-term debt, net of unamortized debt issuance costs	907,768	1,041,989
Deferred taxes	60,767	61,118
Other liabilities	193,612	191,366
Total liabilities	1,797,798	2,012,793
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at July 2, 2023 and at March 31, 2023	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 56,129,710 shares issued and 41,030,034 shares outstanding at July 2, 2023; 56,004,613 shares issued and 40,901,059 shares outstanding at March 31, 2023	565	560
Additional paid-in capital	612,295	596,464
Treasury stock at cost, 15,099,676 shares held as of July 2, 2023 and 15,103,554 shares held as of March 31, 2023	(740,742)	(740,956)
Retained earnings	1,989,588	1,930,148
Contra equity - indemnification receivable	(2,463)	(2,463)
Accumulated other comprehensive loss	(179,476)	(183,474)
Total EnerSys stockholders’ equity	1,679,767	1,600,279
Nonredeemable noncontrolling interests	3,412	3,602
Total equity	1,683,179	1,603,881
Total liabilities and equity	$3,480,977	$3,616,674
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	July 2, 2023	July 3, 2022
Sales from products	$807,647	$799,147
Sales from services	100,922	99,824
Net sales	908,569	898,971
Cost of goods sold	587,203	635,859
Cost of services	77,962	77,577
Inventory adjustment relating to exit activities	3,098	—
Gross profit	240,306	185,535
Operating expenses	144,552	127,078
Restructuring and other exit charges	6,309	8,328
Operating earnings	89,445	50,129
Interest expense	15,244	11,597
Other expense (income), net	668	1,773
Earnings before income taxes	73,533	36,759
Income tax expense	6,736	5,781
Net earnings attributable to EnerSys stockholders	$66,797	$30,978
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.63	$0.76
Diluted	$1.60	$0.75
Dividends per common share	$0.175	$0.175
Weighted-average number of common shares outstanding:
Basic	40,937,334	40,786,336
Diluted	41,698,324	41,352,646
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	July 2, 2023	July 3, 2022
Net earnings	$66,797	$30,978
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	$1,786	(8,234)
Pension funded status adjustment, net of tax	$20	89
Foreign currency translation adjustment	$2,002	(52,220)
Total other comprehensive income (loss), net of tax	$3,808	(60,365)
Total comprehensive income (loss)	$70,605	(29,387)
Comprehensive income (loss) attributable to noncontrolling interests	$(190)	(210)
Comprehensive income (loss) attributable to EnerSys stockholders	$70,795	$(29,177)
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	July 2, 2023	July 3, 2022
Cash flows from operating activities
Net earnings	$66,797	$30,978
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,693	23,624
Write-off of assets relating to exit activities	3,343	7,445
Derivatives not designated in hedging relationships:
Net (losses) gains	503	(216)
Cash (settlements) proceeds	657	(600)
Provision for doubtful accounts	504	(173)
Deferred income taxes	42	20
Non-cash interest expense	410	487
Stock-based compensation	7,933	5,330
(Gain) loss on disposal of property, plant, and equipment	43	(40)
Changes in assets and liabilities:
Accounts receivable	73,198	5,538
Inventories	(10,965)	(81,454)
Prepaid and other current assets	(4,089)	(5,465)
Other assets	(484)	(886)
Accounts payable	(39,307)	(33,073)
Accrued expenses	(46,647)	(24,973)
Other liabilities	315	1,567
Net cash provided by (used in) operating activities	74,946	(71,891)

Cash flows from investing activities
Capital expenditures	(16,093)	(23,014)
Purchase of business	(8,270)	—
Proceeds from disposal of property, plant, and equipment	44	139
Net cash (used in) investing activities	(24,319)	(22,875)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(404)	(8,022)
Proceeds from Second Amended Revolver borrowings	80,000	163,200
Repayments of Second Amended Revolver borrowings	(216,380)	(27,200)
Option proceeds, net	7,654	—
Payment of taxes related to net share settlement of equity awards	—	(633)
Purchase of treasury stock	—	(22,907)
Dividends paid to stockholders	(7,173)	(7,108)
Other	354	207
Net cash (used in) provided by financing activities	(135,949)	97,537
Effect of exchange rate changes on cash and cash equivalents	(3,001)	(22,016)
Net decrease in cash and cash equivalents	(88,323)	(19,245)
Cash and cash equivalents at beginning of period	346,665	402,488
Cash and cash equivalents at end of period	$258,342	$383,243
See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the current quarter ended July 2, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024.

The Consolidated Condensed Balance Sheet at March 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2023 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 25, 2023 (the “2023 Annual Report”).

EnerSys (the “Company”) reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2024 end on July 2, 2023, October 1, 2023, December 31, 2023, and March 31, 2024, respectively. The four quarters in fiscal 2023 ended on July 3, 2022, October 2, 2022, January 1, 2023, and March 31, 2023, respectively.

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

2. Revenue Recognition

The Company’s revenues by reportable segments are presented in Note 16 and are consistent with how we organize and manage our operations, as well as product line net sales information.

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the first quarter of fiscal 2024 and 2023 amounted to $58,654 and $57,004, respectively.

On July 2, 2023, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $149,294, of which, the Company estimates that approximately $119,987 will be recognized as revenue in fiscal 2024, $29,242 in fiscal 2025, and $18 in fiscal 2026, $23 in fiscal 2027, and $24 thereafter.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of July 2, 2023, the current and non-current portion of contract liabilities were $29,822 and $974, respectively. As of March 31, 2023, the current and non-current portion of contract liabilities were $34,594 and $1,437, respectively. Revenues recognized during the first quarter of fiscal 2024 and 2023 that were included in the contract liability at the beginning of the quarter, amounted to $12,391 and $4,590, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $56,177 and $48,616 as of July 2, 2023 and March 31, 2023, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At July 2, 2023, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,748 and refund liability representing amounts estimated to be refunded to customers was $8,317.

3. Accounts Receivable

	July 2, 2023	March 31, 2023
Accounts receivable	$575,531	$646,592
Allowance for doubtful accounts	9,033	8,775
Accounts receivable, net	$566,498	$637,817

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

During the first quarter of 2024, the Company sold $182,391 of accounts receivables for approximately $182,391 in proceeds to an unaffiliated financial institution, of which $183,352 were collected as of July 2, 2023. Total collateralized accounts receivables of approximately $228,154 were held by EnerSys Finance at July 2, 2023.

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

4. Inventories

	July 2, 2023	March 31, 2023
Raw materials	$316,477	$323,418
Work-in-process	119,320	123,401
Finished goods	373,605	350,979
Total	$809,402	$797,798

5. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of July 2, 2023 and March 31, 2023, and the basis for that measurement:

	Total Fair Value Measurement July 2, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$409	$—	$409	$—
Foreign currency forward contracts	(196)	—	(196)	—
Interest Rate Swaps	3,057	—	3,057	—
Net investment hedges	(18,661)	—	(18,661)	—
Total derivatives	$(15,391)	$—	$(15,391)	$—

	Total Fair Value Measurement March 31, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(89)	$—	$(89)	$—
Foreign currency forward contracts	923	—	923	—
Interest Rate Swaps	(1,162)	—	(1,162)	—
Net investment hedges	(15,760)	—	(15,760)	—
Total derivatives	$(16,088)	$—	$(16,088)	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1- Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements included in the 2023 Annual Report.

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

The fair value of the Company’s short-term debt and borrowings under the Third Amended Credit Facility (as defined in Note 11), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

In fiscal 2020, the Company issued its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”), with an original face value of $300,000. The fair value of the 2027 Notes represents the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 92% and 92% of face value on July 2, 2023 and March 31, 2023, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at July 2, 2023 and March 31, 2023 were as follows:

	July 2, 2023		March 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$—	$—	$—	$—
Financial liabilities:
Senior Notes (2)	$300,000	$276,750	$300,000	$276,000
Derivatives (1)	$(15,391)	$(15,391)	$(16,088)	$(16,088)
(1)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 6 for asset and liability positions of the lead, foreign currency forward contracts, interest rate swaps, and net investment hedges at July 2, 2023 and March 31, 2023).
(2)The fair value amount of the Senior Notes at July 2, 2023 and March 31, 2023 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At July 2, 2023 and March 31, 2023, the Company has hedged the price to purchase approximately 55.0 million pounds and 50.0 million pounds of lead, respectively, for a total purchase price of $52,137 and $47,921, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of July 2, 2023 and March 31, 2023, the Company had entered into a total of $44,760 and $45,823, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At July 2, 2023 and March 31, 2023 such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

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

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $5,069 of pretax (gain) relating to lead, foreign currency forward contracts and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of July 2, 2023 and March 31, 2023, the notional amount of these contracts was $75,798 and $102,558, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
July 2, 2023 and March 31, 2023

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	July 2, 2023	March 31, 2023	July 2, 2023	March 31, 2023	July 2, 2023	March 31, 2023
Prepaid and other current assets:
Lead forward contracts	$409	$—	$—	$—	$—	$—
Foreign currency forward contracts	764	723	—	—	—	200
Net investment hedges	—	—	—	—	—	—
Other assets:
Interest Rate Swaps	3,057	—	—	—	—	—
Net investment hedges	—	—	—	—	—	—
Total assets	$4,230	$723	$—	$—	$—	$200
Accrued expenses:
Lead forward contracts	$—	$89	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	960	—
Other liabilities:
Interest Rate Swaps	—	1,162	—	—	—	—
Net investment hedges	—	—	18,661	15,760	—	—
Total liabilities	$—	$1,251	$18,661	$15,760	$960	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 2, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$475	Cost of goods sold	$630
Foreign currency forward contracts	899	Cost of goods sold	3,095
Interest rate swaps	4,849	Interest expense	171
Total	6,223		3,896

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(2,790)	Interest expense	$112
Total	(2,790)		112

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(503)
Total		$(503)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 3, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(10,862)	Cost of goods sold	$695
Foreign currency forward contracts	1,255	Cost of goods sold	446
Total	$(9,607)		$1,141

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$23,595	Interest expense	$1,258
Total	23,595		1,258

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$216
Total		$216

7. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2024 and 2023 was based on the estimated effective tax rates applicable for the full years ending March 31, 2024 and March 31, 2023, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. The IRA includes multiple incentives to promote clean energy, and energy storage manufacturing among other provisions with tax credits available from 2023 to 2032, subject to phase down beginning in 2030. In particular the IRA creates a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for battery cells and battery modules manufactured or assembled in the United States and sold to third parties. In the first quarter of fiscal 2024, the IRA impact resulted in a reduction of our costs of goods sold and income tax payable. There is a possibility that additional clarification guidance is issued with respect to the Section 45X credit qualifications. Amounts recognized in the Consolidated Condensed Financial Statements are based on Management's judgement and best estimate utilizing the most current guidance. The Company will continue to evaluate the effects of IRA as more guidance is issued and the relevant implications to our Consolidated Condensed Financial Statements. Actual results could differ from management’s current estimate.

The consolidated effective income tax rates for the first quarter of fiscal 2024 and 2023 were 9.2% and 15.7%. The rate decrease in the first quarter compared to the prior year quarter is primarily due to the impact of the IRA. In addition, there was a discrete foreign exchange tax benefit related to undistributed earnings which was offset by the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 51% for fiscal 2024 compared to 77% for fiscal 2023. This reduction is primarily due to the impact of the IRA. The foreign effective tax rates for the current quarter of fiscal 2024 and 2023 were 12% and 11%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2024 and fiscal 2023 and were taxed at an effective income tax rate of approximately 8% and 9%, respectively.

8. Warranty

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

	Quarter ended
	July 2, 2023	July 3, 2022
Balance at beginning of period	$56,630	$54,978
Current period provisions	8,685	4,940
Costs incurred	(7,446)	(5,744)
Foreign currency translation adjustment	569	(1,220)
Balance at end of period	$58,438	$52,954

9. Commitments, Contingencies and Litigation

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. For additional information regarding these matters, see Note 19 - Commitments, Contingencies and Litigation to the Consolidated Financial Statements contained in the 2023 Annual Report. As of July 2, 2023 and March 31, 2023, the Company did not have a reserve balance related to these matters.

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

Lead, Foreign Currency Forward Contracts and Swaps

To stabilize its lead costs and reduce volatility from currency and interest rate movements, the Company entered into contracts with financial institutions. The vast majority of lead and foreign currency contracts are for a period not extending beyond one year. The Company also entered into a cross currency fixed interest rate swap agreement, maturing on December 15, 2027, to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollar and Euro. The Company also entered into floating to fixed interest rate swap agreements maturing on September 30, 2026, to hedge its exposure to variable interest rates. Please refer to Note 6 - Derivative Financial Instruments for more details.

10. Restructuring and other Exit Charges

Restructuring Programs

As disclosed in the 2023 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $432 remaining to be incurred by the end of fiscal 2024, mainly related to plans started in fiscal 2021 and fiscal 2022. Restructuring and exit charges for the first quarter of fiscal 2024 by reportable segments are as follows:

	Quarter ended July 2, 2023
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$488	$—	$—	$488
Exit charges	—	1,559	4,262	5,821
Restructuring and other exit charges	$488	$1,559	$4,262	$6,309

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2023	$445
Accrued	488
Costs incurred	(505)
Foreign currency impact	4
Balance as of July 2, 2023	$432

Exit Charges

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $9,460. Cash charges are estimated to total $5,700 primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3,760 relating to fixed assets, inventory, and contract assets. The plan is expected to be completed in fiscal 2024.

During fiscal 2023, the Company recorded cash charges of $1,682 related primarily related to severance costs and non-cash charges totaling $417 primarily relating to contract assets.

During the current quarter of fiscal 2024, the Company recorded cash charges of $4,017 primarily related to severance costs, relocation expenses, and manufacturing variances and non-cash charges totaling $245. The Company also recorded a non-cash write off relating to inventories of $3,098, which was reported in cost of goods sold.

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

During the current quarter of fiscal 2024, the Company recorded cash charges relating to site clean up and decommissioning equipment of $881.

Fiscal 2021 Program

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

During the current quarter of fiscal 2024, the Company recorded cash charges of $485 relating primarily to site cleanup and $143 of non-cash charges relating to accelerated depreciation of fixed assets.

11. Debt

The following summarizes the Company’s long-term debt as of July 2, 2023 and March 31, 2023:

	July 2, 2023		March 31, 2023
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$300,000	$2,561	$300,000	$2,705
Fourth Amended Credit Facility, due 2026	613,782	3,453	748,413	3,719
	$913,782	$6,014	$1,048,413	$6,424
Less: Unamortized issuance costs	6,014		6,424
Long-term debt, net of unamortized issuance costs	$907,768		$1,041,989

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

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provides a new incremental delayed-draw senior secured term loan up to $300,000 (the “Third Amended Term Loan”), which shall be available to draw at any time until March 15, 2023. Once drawn, the funds will mature on September 30, 2026, the same as the Company's Second Amended Term loan and Second Amended Revolver. In connection with the agreement, the Company incurred $1,161 in third party administrative and legal fees recognized in interest expense and capitalized $1,096 in charges from existing lenders as a deferred asset. During the fourth quarter, the Company drew $300,000 in the form of the Third Amended Term Loan. Additionally, the Company derecognized the capitalized deferred asset and recognized the $1,096 as deferred financing costs.

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

Subsequent to the fourth amendment, the quarterly installments payable on the Second Amended Term Loan are 2,630 beginning December 31, 2022, 3,945 beginning December 31, 2024 and 5,261 beginning December 31, 2025 with a final payment of 157,817 on September 30, 2026. The Fourth Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the SOFR or Canadian Dollar Offered Rate (“CDOR”) plus (i) Term SOFR plus between 1.125% and 2.25% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%.

The quarterly installments payable on the Third Amended Term Loan are $3,750 beginning June 30, 2023, $5,625 beginning December 31, 2024 and $7,500 beginning December 31, 2025 with a final payment of $232,500 on September 30, 2026. The Third Amended Term Loan bears interest, at the Company's option, at a rate per annum equal to either (i) SOFR plus 10 basis points plus (i) Term SOFR plus between 1.375% and 2.50% (currently 1.50% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate plus between 0.375% and 1.50%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Term SOFR plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero). Until the funds were drawn on March 13, 2023, the Company paid a commitment fee of 0.175% to 0.35% at a rate per annum on the unused portion.

Obligations under the Fourth Amended Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the Fourth Amended Credit Facility and up to 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The Fourth Amended Credit Facility allows for up to two temporary increases in the maximum leverage ratio to 4.50x from 4.00x to 4.25x for a four quarter period following an acquisition larger than $250,000. Effective with the Fourth Amended Credit Facility, the maximum leverage ratio increased from 3.50x to 4.25x effective to the last day of the second quarter of fiscal year 2024 and decreasing subsequently to 4.00x.

As of July 2, 2023, the Company had $115,000 outstanding under the Second Amended Revolver, $498,782 under the Second Amended Term Loan, and $300,000 outstanding under the Third Amended Term Loan.

Current Portion of Debt

The scheduled repayments within the next twelve months, relating to the Second and Third Amended Term Loans, are $10,521 and $15,000, respectively, and is classified as long-term debt, as the Company expects to refinance the future quarterly payments with revolver borrowings under the Second Amended Credit Facility.

Short-Term Debt

As of July 2, 2023 and March 31, 2023, the Company had $30,962 and $30,642, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 6.6% and 7.0%, respectively, at July 2, 2023 and March 31, 2023.

Letters of Credit

As of July 2, 2023 and March 31, 2023, the Company had $3,665 and $3,565 of standby letters of credit, respectively.

Debt Issuance Costs

In connection with the Second Amended Credit Facility, the Company capitalized $2,952 in debt issuance costs and wrote off $128 of unamortized debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $410 and $487, respectively, for the first quarter ended July 2, 2023 and July 3, 2022, respectively. Debt issuance costs, net of accumulated amortization, totaled $6,014 and $6,424, respectively, at July 2, 2023 and March 31, 2023.

Available Lines of Credit

As of July 2, 2023 and March 31, 2023, the Company had available and undrawn, under all its lines of credit, $823,925 and $693,444, respectively, including $91,320 and $90,839, respectively, of uncommitted lines of credit.

12. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Service cost	$—	$—	$220	$235
Interest cost	166	145	585	440
Expected return on plan assets	(76)	(119)	(406)	(517)
Amortization and deferral	—	—	29	123
Net periodic benefit cost	$90	$26	$428	$281

13. Stock-Based Compensation

As of July 2, 2023, the Company maintains the 2017 Equity Incentive Plan as amended from time to time (“2017 EIP”). The 2017 EIP reserved 4,173,554 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $7,933 for the first quarter of fiscal 2024 and $5,330 for the first quarter of fiscal 2023. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the current quarter of fiscal 2024, the Company granted to non-employee directors 2,301 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the current quarter of fiscal 2024, the Company granted to management and other key employees 7,215 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the current quarter of fiscal 2024 included the exercise of 152,963 stock options.

As of July 2, 2023, there were 1,042,705 non-qualified stock options, 1,020,365 restricted stock units including non-employee director restricted stock units and 31,706 TSRs outstanding.

14. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the current quarter ended July 2, 2023:

Shares outstanding as of March 31, 2023	40,901,059
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	128,975
Shares outstanding as of July 2, 2023	41,030,034

Treasury Stock

During the first quarter ended July 2, 2023, the Company did not purchase any shares and purchased 358,365 shares for $22,907 the first quarter ended July 3, 2022. At July 2, 2023 and March 31, 2023, the Company held 15,099,676 and 15,103,554 shares as treasury stock, respectively. During the current quarter ended July 2, 2023, the Company also issued 3,878 shares out of its treasury stock, valued at $62.55 per share, on a LIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of July 2, 2023 and March 31, 2023, are as follows:

	March 31, 2023	Before Reclassifications	Amounts Reclassified from AOCI	July 2, 2023
Pension funded status adjustment	$(4,423)	$—	$20	$(4,403)
Net unrealized gain (loss) on derivative instruments	1,411	4,771	(2,985)	3,197
Foreign currency translation adjustment (1)	(180,462)	2,192	—	(178,270)
Accumulated other comprehensive (loss) income	$(183,474)	$6,963	$(2,965)	$(179,476)
(1) Foreign currency translation adjustment for the current quarter ended July 2, 2023 includes a $2,224 gain (net of taxes of $678) related to the Company's $150,000 cross-currency fixed interest rate swap contract.

The following table presents reclassifications from AOCI during the first quarter ended July 2, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(3,896)	Cost of goods sold
Tax expense	911
Net unrealized loss on derivative instruments, net of tax	$(2,985)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(112)	Interest expense
Tax expense	26
Net unrealized gain on derivative instruments, net of tax	$(86)

Defined benefit pension costs:
Prior service costs and deferrals	$29	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(9)
Net periodic benefit cost, net of tax	$20

The following table presents reclassifications from AOCI during the first quarter ended July 3, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(1,141)	Cost of goods sold
Tax expense	267
Net unrealized gain on derivative instruments, net of tax	$(874)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,258)	Interest expense
Tax expense	294
Net unrealized gain on derivative instruments, net of tax	$(964)

Defined benefit pension costs:
Prior service costs and deferrals	$123	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(34)
Net periodic benefit cost, net of tax	$89

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter and current quarter ended July 2, 2023:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2023	$—	$560	$596,464	$(740,956)	$1,930,148	$(183,474)	$(2,463)	$1,600,279	$3,602	$1,603,881
Stock-based compensation	—	—	7,933	—	—	—	—	7,933	—	7,933
Exercise of stock options	—	5	7,649	—	—	—	—	7,654	—	7,654
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	65	214	—	—	—	279	—	279
Net earnings	—	—	—	—	66,797	—	—	66,797	—	66,797
Dividends ($0.175 per common share)	—	—	184	—	(7,357)	—	—	(7,173)	—	(7,173)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $9)	—	—	—	—	—	20	—	20	—	20
Net unrealized gain (loss) on derivative instruments (net of tax expense of $544)	—	—	—	—	—	1,786	—	1,786	—	1,786
Foreign currency translation adjustment	—	—	—	—	—	2,192	—	2,192	(190)	2,002
Balance at July 2, 2023	$—	$565	$612,295	$(740,742)	$1,989,588	$(179,476)	$(2,463)	$1,679,767	$3,412	$1,683,179

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter and current quarter ended July 3, 2022:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2022	$—	$557	$571,464	$(719,119)	$1,783,586	$(143,495)	$(3,620)	$1,489,373	$3,902	$1,493,275
Stock-based compensation	—	—	5,330	—	—	—	—	5,330	—	5,330
Exercise of stock options	—	1	—	—	—	—	—	1	—	1
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(633)	—	—	—	—	(633)	—	(633)
Purchase of common stock	—	—	—	(22,907)	—	—	—	(22,907)	—	(22,907)
Other	—	—	(41)	240	—	—	—	199	—	199
Net earnings	—	—	—	—	30,978	—	—	30,978	—	30,978
Dividends ($0.175 per common share)	—	—	174	—	(7,282)	—	—	(7,108)	—	(7,108)
Dissolution of joint venture	—	—	—	—	—	—	—	—	—	—
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $34)	—	—	—	—	—	89	—	89	—	89
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $2,514)	—	—	—	—	—	(8,234)	—	(8,234)	—	(8,234)
Foreign currency translation adjustment	—	—	—	—	—	(52,010)	—	(52,010)	(210)	(52,220)
Balance at July 3, 2022	$—	$558	$576,294	$(741,786)	$1,807,282	$(203,650)	$(3,620)	$1,435,078	$3,692	$1,438,770

15. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended
	July 2, 2023	July 3, 2022
Net earnings attributable to EnerSys stockholders	$66,797	$30,978
Weighted-average number of common shares outstanding:
Basic	40,937,334	40,786,336
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	760,990	566,310
Diluted weighted-average number of common shares outstanding	41,698,324	41,352,646
Basic earnings per common share attributable to EnerSys stockholders	$1.63	$0.76
Diluted earnings per common share attributable to EnerSys stockholders	$1.60	$0.75
Anti-dilutive equity awards not included in diluted weighted-average common shares	432,487	1,002,352

16. Business Segments

Effective April 1, 2023, the Company created a new line of business and operating segment named New Ventures in addition to the existing lines of businesses: Energy Systems, Motive Power, and Specialty. The results of New Ventures include start-up operating expenses captured within the "Corporate and other" category of operating earnings. New Ventures provides energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles.

Summarized financial information related to the Company's reportable segments for the first quarter ended July 2, 2023 and July 3, 2022, is shown below:

	Quarter ended
	July 2, 2023	July 3, 2022
Net sales by segment to unaffiliated customers (1)
Energy Systems	$424,548	$408,579
Motive Power	350,781	367,851
Specialty	133,240	122,541
Total net sales	$908,569	$898,971
Operating earnings by segment
Energy Systems	$29,649	$15,014
Motive Power	50,368	42,406
Specialty	9,817	9,231
Corporate and other (3)	17,403	—
Inventory adjustment relating to exit activities - Specialty	(3,098)	—
Restructuring and other exit charges - Energy Systems	(488)	(162)
Restructuring and other exit charges - Motive Power	(1,559)	(8,166)
Restructuring and other exit charges - Specialty	(4,262)	—
Amortization - Energy Systems	(6,217)	(7,330)
Amortization - Motive	(111)	(110)
Amortization - Specialty	(702)	(735)
Other - Energy Systems	(749)	(10)
Other - Motive	(468)	(9)
Other - Specialty	$(138)	$—
Total operating earnings (2)	$89,445	$50,129

(1) Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2) The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.
(3) Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRA production tax credits. Also, included are start up costs for exploration of a new lithium plant as well as start-up operating expenses from the New Ventures operating segment.
17. Subsequent Events

On August 9, 2023, the Board of Directors approved a quarterly cash dividend of $0.225 per share of common stock to be paid on September 29, 2023 to stockholders of record as of September 15, 2023.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (our “2023 Annual Report”) and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Overview

EnerSys (the “Company,” “we,” or “us”) is a world leader in stored energy solutions for industrial applications. We design, manufacture, and distribute energy systems solutions and motive power batteries, specialty batteries, battery chargers, power equipment, battery accessories and outdoor equipment enclosure solutions to customers worldwide. Energy Systems, which combine power conversion, power distribution, energy storage, and enclosures, are used in the telecommunication, broadband, data center and utility industries, uninterruptible power supplies, and numerous applications requiring stored energy solutions. Motive Power batteries and chargers are utilized in electric forklift trucks, automated guided vehicles (AGVs), and other industrial electric powered vehicles. Specialty batteries are used in aerospace and defense applications, large over the road trucks, premium automotive and medical products. New Ventures provides energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles. We also provide aftermarket and customer support services to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force around the world.

The Company's four operating segments, based on lines of business, are as follows:

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
•Motive Power - power for electric industrial forklifts used in manufacturing, warehousing and other material handling applications, AGVs, as well as mining equipment, diesel locomotive starting and other rail equipment.
•Specialty - premium starting, lighting and ignition applications in transportation, energy solutions for satellites, military aircraft, submarines, ships and other tactical vehicles as well as medical devices and equipment.
•New Ventures - energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles.

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

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. Since the beginning of fiscal year 2023, we have experienced a range in lead prices from just above $1.10 per pound to approximately $0.85 per pound. We are experiencing elevated costs in some of our other raw materials such as plastic resins, steel, copper, acid, separator paper and electronics and elevated freight and increased energy costs. However, these increased costs have moderated during fiscal year 2024.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 25% of our revenue is now subject to agreements that adjust pricing to a market-based index for lead. Customer pricing changes generally lag movements in lead prices and other costs by approximately six to nine months. In fiscal 2023 and 2024, customer pricing has increased due to certain commodity prices and other costs having increased throughout the year.

Based on current commodity markets, it is difficult to predict with certainty whether commodity prices will be higher or lower in fiscal 2024 versus fiscal 2023. However, given the lag related to increasing our selling prices for inflationary cost increase, on average our selling prices should be higher in fiscal 2024 versus fiscal 2023. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead is expected to continue to decline.

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $1,032.6 million (yielding a primary operating capital percentage of 28.4%) at July 2, 2023, $1,057.0 million (yielding a primary operating capital percentage of 26.7%) at March 31, 2023 and $1,131.5 million at July 3, 2022 (yielding a primary operating capital percentage of 31.5%). The primary operating capital percentage of 28.4% at July 2, 2023 worsened by 170 basis points compared to March 31, 2023 and improved 310 basis points compared to July 3, 2022. The increase in primary operating capital percentage at July 2, 2023 compared to March 31, 2023 was primarily due to a reduction in sales compared to the fourth fiscal quarter of the prior fiscal year. The decrease in primary operating capital percentage at July 2, 2023 compared to July 3, 2022 was primarily from the sale of $150.0 million in accounts receivables through a Receivables Purchase Agreement (RPA) entered into during the third quarter of fiscal 2023.

Primary operating capital and primary operating capital percentages at July 2, 2023, March 31, 2023 and July 3, 2022 are computed as follows:

($ in Millions)	July 2, 2023	March 31, 2023	July 3, 2022
Accounts receivable, net	$566.5	$637.8	$697.1
Inventory, net	809.4	797.8	777.7
Accounts payable	(343.3)	(378.6)	(343.3)
Total primary operating capital	$1,032.6	$1,057.0	$1,131.5
Trailing 3 months net sales	$908.6	$989.9	$899.0
Trailing 3 months net sales annualized	$3,634.4	$3,959.6	$3,595.9

Primary operating capital as a % of annualized net sales	28.4%	26.7%	31.5%

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $258 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $733 million at July 2, 2023, availability subject to credit agreement financial covenants.

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

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provided new incremental delayed-draw senior secured term loan up to $300 million (the “Third Amended Term Loan”), which was available to draw until March 15, 2023. During the fourth quarter, the Company drew $300 million in the form of the Third Amended Term Loan. The funds will mature on September 30, 2026, the same as the Company's Second Amended Term loan and Second Amended Revolver. In connection with the agreement, the Company incurred $1.2 million in third party administrative and legal fees recognized in interest expense and capitalized $1.1 million in charges from existing lenders as a deferred asset. Additionally, the Company derecognized the capitalized deferred asset and recognized the $1.1 million as deferred financing costs.

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

Results of Operations

Net Sales

Net sales increased $9.6 million or 1.1% in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023. This increase was the result of an 9% increase in pricing offset by an 8% decrease in organic growth.

Segment sales

	Quarter ended July 2, 2023		Quarter ended July 3, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$424.6	46.7%	$408.6	45.5%	$16.0	3.9%
Motive Power	350.8	38.6	367.9	40.9	(17.1)	(4.6)
Specialty	133.2	14.7	122.5	13.6	10.7	8.7
Total net sales	$908.6	100.0%	$899.0	100.0%	$9.6	1.1%

Net sales of our Energy Systems segment in the first quarter of fiscal 2024 increased $16.0 million or 3.9% compared to the first quarter of fiscal 2023. This increase was due to a 12% increase in pricing/mix partially offset by a 7% decrease in organic growth and a 1% decrease in foreign currency translation impact. This increase in sales was driven by improvement in pricing partially offset by soft volumes in Europe and Asia.

Net sales of our Motive Power segment in the first quarter of fiscal 2024 decreased by $17.1 million or 4.6% compared to the first quarter of fiscal 2023. This decrease was primarily due to a 14% decrease in organic growth partially offset by an 8% increase in pricing/mix and a 1% increase from an acquisition. We continue to benefit from improved pricing and favorable sales mix, partially offset by a return to normal sales patterns to pre-COVID-19 levels.

Net sales of our Specialty segment in the first quarter of fiscal 2024 increased by $10.7 million or 8.7% compared to the first quarter of fiscal 2023. The increase was primarily due to a 7% increase in pricing/mix and a 1% increase in both organic volume and foreign currency translation. This increase in net sales was primarily driven by improved pricing/mix and strong demand in primarily the transportation sector, limited by TPPL capacity in our Missouri plants.

Gross Profit

	Quarter ended July 2, 2023		Quarter ended July 3, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$240.3	26.4%	$185.5	20.6%	$54.8	29.5%

Gross profit increased $54.8 million or 29.5% in the first quarter compared to the comparable period of fiscal 2023. Gross profit, as a percentage of net sales, increased 580 basis points in the first quarter compared to the first quarter of fiscal 2023. The increase in the gross profit margin in the current quarter reflects a strong performance in our price/mix, which significantly offset year on year cost increases. This step forward, combined IRA benefits and lower freight costs, more than offset higher inflationary pressures in raw materials, labor, supplies and utilities.

Operating Items

	Quarter ended July 2, 2023		Quarter ended July 3, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$144.6	15.9%	$127.1	14.1%	$17.5	13.8%
Restructuring and other exit charges	$6.3	0.7%	$8.3	0.9%	$(2.0)	(24.2)%

Operating expenses, as a percentage of sales, increased 180 basis points in the first quarter and of fiscal 2024, compared to the comparable period of fiscal 2023.

Selling expenses, our main component of operating expenses, increased $2.9 million or 5.2% in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, and increased 25 basis points as a percentage of net sales.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our first quarter of fiscal 2024 operating results of Energy Systems were restructuring charges of $0.5 million.

Included in our first quarter of fiscal 2023 operating results of Energy Systems were restructuring charges of $0.2 million.

Exit Charges

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $9.5 million. Cash charges are estimated to total $5.7 million primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3.8 million relating to fixed assets, inventory, and contract assets. The plan is expected to be completed in fiscal 2024.

During fiscal 2023, the Company recorded $1.7 million primarily related to severance costs and non-cash charges totaling $0.4 million primarily relating to contract assets.

During the current quarter of fiscal 2024, the Company recorded cash charges of $4.0 million primarily related to severance costs, relocation expenses, and manufacturing variances and non-cash charges totaling $0.3 million. The Company also recorded a non-cash write off relating to inventories of $3.1 million, which was reported in cost of goods sold.

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

During the current quarter of fiscal 2024, the Company recorded cash charges relating to site clean up and decommissioning equipment of $0.9 million.

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

During the current quarter of fiscal 2024, the Company recorded cash charges of $0.5 million relating primarily to site cleanup and $0.1 million of non-cash charges relating to accelerated depreciation of fixed assets.

Operating Earnings

	Quarter ended July 2, 2023		Quarter ended July 3, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$29.7	7.0%	$15.0	3.7%	$14.7	97.5%
Motive Power	50.3	14.4	42.3	11.5	8.0	18.8
Specialty	9.8	7.4	9.2	7.5	0.6	6.3
Corporate and other (2)	17.4	1.9	—	—	17.4	NM
Subtotal	107.2	11.8	66.5	7.4	40.7	60.9
Inventory adjustment relating to exit activities -Specialty	(3.1)	(2.3)	—	—	(3.1)	NM
Restructuring and other exit charges - Energy Systems	(0.5)	(0.1)	(0.2)	—	(0.3)	NM
Restructuring and other exit charges - Motive Power	(1.5)	(0.4)	(8.1)	(2.2)	6.6	(80.9)
Restructuring and other exit charges - Specialty	(4.3)	(3.2)	—	—	(4.3)	NM
Amortization of intangible assets - Energy Systems	(6.2)	(1.5)	(7.3)	(1.8)	1.1	(15.2)
Amortization of intangible assets - Motive Power	(0.1)	—	(0.1)	—	—	0.9
Amortization of intangible assets - Specialty	(0.7)	(0.5)	(0.7)	(0.6)	—	(4.5)
Other - Energy Systems	(0.8)	(0.2)	—	—	(0.8)	NM
Other - Motive Power	(0.5)	(0.1)	—	—	(0.5)	NM
Other - Specialty	(0.1)	(0.1)	—	—	(0.1)	NM
Total operating earnings	$89.4	9.8%	50.1	5.6%	$39.3	78.4%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales; Corporate and other is computed based on total consolidated net sales
(2) Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRA production tax credits. Also, included are start up costs for exploration of a new lithium plant as well as start-up operating expenses from the New Ventures operating segment.

Operating earnings increased $39.3 million or 78.4% in the first quarter of fiscal 2024, respectively, compared to the first quarter of fiscal 2023. Operating earnings, as a percentage of net sales, increased 420 basis points in the first quarter of fiscal 2024, respectively, compared to the first quarter of fiscal 2023.

The Energy Systems operating earnings, as a percentage of sales, increased 330 basis points in the first quarter of fiscal 2024, respectively, compared to the first quarter of fiscal 2023. This increase in operating earnings was primarily as a result significant pricing/mix gains and lower freight costs partially offset by lower volumes and higher inflationary costs.

The Motive Power operating earnings, as a percentage of sales, increased 290 basis points in the first quarter of fiscal 2024, respectively, compared to the first quarter of fiscal 2023. This increase was driven by significant pricing/mix gains partially offset by lower volumes and higher selling general and administrative costs.

The Specialty operating earnings, as a percentage of sales, decreased 10 basis points in the first quarter of fiscal 2024, respectively, compared to the first quarter of fiscal 2023. This increase in operating earnings from the comparable period was a result of improved price/mix and higher volumes more than offsetting inflationary cost pressures and operating expenses.

Interest Expense

	Quarter ended July 2, 2023		Quarter ended July 3, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$15.2	1.7%	$11.6	1.3%	$3.6	31.5%

Interest expense of $15.2 million in the first quarter of fiscal 2024 (net of interest income of $0.7 million) was $3.6 million higher than the interest expense of $11.6 million in the first quarter of fiscal 2023 (net of interest income of $0.4 million).

The increase in interest expense in the first quarter of fiscal 2024 is primarily due to higher variable interest rates, partially offset lower average borrowing levels. Our average debt outstanding was $1,040.7 million in the first quarter of fiscal 2024, compared to $1,311.4 million in the first quarter of fiscal 2023.

Included in interest expense are non-cash charges for deferred financing fees of $0.4 million the first quarter of fiscal 2024 and $0.5 million in the first quarter of fiscal 2023.

Other (Income) Expense, Net

	Quarter ended July 2, 2023		Quarter ended July 3, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other expense (income), net	$0.7	0.1%	$1.7	0.2%	$(1.0)	(62.3)%
NM = not meaningful

Other expense (income), net in the first quarter of fiscal 2024 was expense of $0.7 million compared to expense of $1.7 million in the first quarter of fiscal 2023. Foreign currency impact resulted in a gain of $2.3 million in the first quarter of fiscal 2024 compared to a foreign currency loss of $1.3 million in the first quarter of fiscal 2023. Included in the first quarter of fiscal 2023 foreign currency impact is a loss of $5.2 million relating to the remeasurement of monetary assets from the exit of our Russia operations.

Earnings Before Income Taxes

	Quarter ended July 2, 2023		Quarter ended July 3, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$73.5	8.1%	$36.8	4.1%	$36.7	100.0%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2024 increased $36.7 million, or 100.0%, compared to the first quarter of fiscal 2023.
Income Tax Expense

	Quarter ended July 2, 2023		Quarter ended July 3, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$6.7	0.7%	$5.8	0.6%	$0.9	16.5%
Effective tax rate	9.2%		15.7%		(6.5)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2024 and 2023 was based on the estimated effective tax rates applicable for the full years ending March 31, 2024 and March 31, 2023, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which we operate, changes in tax laws and the amount of our consolidated earnings before taxes.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. The IRA includes multiple incentives to promote clean energy, and energy storage manufacturing among other provisions with tax credits available from 2023 to 2032, subject to phase down beginning in 2030. In particular the IRA creates a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for battery cells and battery modules manufactured or assembled in the United States and sold to third parties. In the first quarter of fiscal 2024, the IRA impact resulted in a reduction of our costs of goods sold and income tax payable. There is a possibility that additional clarification guidance is issued with respect to the Section 45X credit qualifications. Amounts recognized in the Consolidated Condensed Financial Statements are based on Management's judgement and best estimate utilizing the most current guidance. The Company will continue to evaluate the effects of IRA as more guidance is issued and the relevant implications to our Consolidated Condensed Financial Statements. Actual results could differ from management’s current estimate.

The consolidated effective income tax rates for the first quarter of fiscal 2024 and 2023 were 9.2% and 15.7%, respectively. The rate decrease in the first quarter of fiscal 2024 compared to the prior year period is primarily due to the impact of the IRA. In addition, there was a discrete foreign exchange tax benefit related to undistributed earnings which was offset by the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 51% for fiscal 2024 compared to 77% for fiscal 2023. This reduction is primarily due to the impact of the IRA. The foreign effective tax rates for the first quarter of fiscal 2024 and 2023 were 12.0% and 11.0%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2024 and fiscal 2023 and were taxed at an effective income tax rate of approximately 8% and 9%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities provided cash of $74.9 million in the first quarter of fiscal 2024 compared to $71.9 million of cash used in the first quarter of fiscal 2023, with the increase in operating cash resulting mainly due to net earnings and activity in accounts receivable, inventory, and accounts payable. Accounts receivable decreased or provided cash of $73.2 million due to lower sales in the current quarter compared to the previous quarter. Inventory increased or used cash of $11.0 million due to lower inventory turns as compared to the previous quarter. Accounts payable decreased or used cash of $39.3 million due to seasonal reduction. In the current quarter of fiscal 2024, net earnings were $66.8 million, depreciation and amortization $22.7 million, stock-based compensation $7.9 million, non-cash charges relating to exit charges $3.3 million, derivative gains of $0.5 million, derivatives cash proceeds of $0.7 million, non-cash interest of $0.4 million, and allowance for doubtful debts of $0.5 million. Prepaid and other current assets were a use of funds of $4.1 million, primarily from an increase of $7.3 million in contract assets partially offset by a decrease of $3.2 million in other prepaid expenses, such as taxes, insurance and other advances. Accrued expenses were a use of funds of $46.6 million primarily from tax payments net of accruals of $15.8 million, including $19.4 million relating to the IRA production tax credits, payroll related payments of $13.2 million net of accruals, decrease to sales related accruals of $8.0 million, interest payments net of accruals of $5.5 million, deferred income and contract liabilities of $4.8 million, other miscellaneous accruals of $1.5 million partially offset by warranty accruals of $1.8 million and freight charges of $1.6 million.

In the first quarter of fiscal 2023, operating activities used cash of $71.9 million primarily from the activity in accounts receivable, inventory, and accounts payable. Inventory increased or used cash of $81.5 million due to the increase in all components of inventory resulting from strategic investment, supply chain delays, new products and higher inventory costs from higher raw material costs, manufacturing and freight costs and to address the high backlog of customer orders. Accounts receivable decreased or provided cash of $5.5 million. Accounts payable decreased or used cash of $33.1 million due to seasonal reduction. In the first quarter of fiscal 2023, net earnings were $31.0 million, depreciation and amortization $23.6 million, stock-based compensation $5.3 million, non-cash charges relating to exit charges $7.4 million, primarily relating to the Ooltewah, Tennessee plant closure, allowance for doubtful debts of $0.2 million and non-cash interest of $0.5 million. Prepaid and other current assets were a use of funds of $5.5 million, primarily from an increase of $7.2 million of contract assets, partially offset by a decrease of $1.7 million in other prepaid expenses, such as taxes, insurance and other advances. Accrued expenses were a use of funds of $25.0 million primarily from payroll related payments of $13.1 million, selling and other expenses of $10.9 million, interest payments net of accrual of $5.7 million, and other miscellaneous payments of $4.0 million, partially offset by tax accruals of $8.7 million.

Investing activities used cash of $24.3 million in the first quarter of fiscal 2024, which primarily consisted of capital expenditures of $16.1 million relating to plant improvements and $8.3 million relating to the purchase of a business.

Investing activities used cash of $22.9 million in the first quarter of fiscal 2023, which primarily consisted of capital expenditures of $23.0 million relating to plant improvements.

Financing activities used cash of $135.9 million in the first quarter of fiscal 2024. During the first quarter of fiscal 2024, we borrowed $80.0 million under the Second Amended Revolver and repaid $216.4 million of the Second Amended Revolver. Net repayments on short-term debt were $0.4 million. We paid cash dividends to our stockholders totaling $7.2 million and received proceeds from stock options of $7.7 million.

Financing activities provided cash of $97.5 million in the first quarter of fiscal 2023. During the first quarter of fiscal 2023, we borrowed $163.2 million under the Second Amended Revolver and repaid $27.2 million of the Second Amended Revolver. Net repayments on short-term debt were $8.0 million. Treasury stock open market purchases were $22.9 million, payment of cash dividends to our stockholders were $7.1 million and payment of taxes related to net share settlement of equity awards were $0.6 million.
Currency translation had a negative impact of $3.0 million on our cash balance in the first quarter of fiscal 2024 compared to the negative impact of $22.0 million in the first quarter of fiscal 2023. In the first quarter of fiscal 2024, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound generally strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $88.3 million to $258.3 million, in the first quarter of fiscal 2024 compared to a decrease by $19.2 million to $383.2 million, in the first quarter of fiscal 2023.

Compliance with Debt Covenants

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

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provided new incremental delayed-draw senior secured term loan up to $300 million (the “Third Amended Term Loan”), which was available to draw until March 15, 2023. During the fourth quarter, the Company drew $300 million in the form of the Third Amended Term Loan. The funds will mature on September 30, 2026, the same as the Company's Second Amended Term loan and Second Amended Revolver. In connection with the agreement, the Company incurred $1.2 million in third party administrative and legal fees recognized in interest expense and capitalized $1.1 million in charges from existing lenders as a deferred asset. Additionally, the Company derecognized the capitalized deferred asset and recognized the $1.1 million as deferred financing costs.

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

We are in compliance with all covenants and conditions under our Fourth Amended Credit Facility and Senior Notes. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 10 to the Consolidated Financial Statements included in our 2023 Annual Report and Note 11 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2023 Annual Report. As of July 2, 2023, we had no significant changes to our contractual obligations table contained in our 2023 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts, interest rate swaps, and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at July 2, 2023 are $20.4 million (pre-tax). Those contracts that result in an asset position at July 2, 2023 are $5.0 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

A 100 basis point increase in interest rates would have increased annual interest expense, by approximately $4.5 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
July 2, 2023	$52.1	55.0	$0.95	9%
March 31, 2023	47.9	50.0	0.96	8
July 3, 2022	54.1	55.5	0.97	8
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining quarters of this fiscal year, we believe approximately 46% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at July 2, 2023, lead purchased by July 2, 2023 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $19 million in the first quarter of fiscal 2024.

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

At July 2, 2023 and July 3, 2022, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $27.7 million and $36.7 million, respectively.

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
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2023 Annual Report, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2) (3)
April 1 - April 30, 2023	—	$—	—	$194,545,418
May 1 - May 31, 2023	15,897	95.43	—	194,545,418
June 1 - June 30, 2023	105,122	104.48	—	194,545,418
Total	121,019	$103.29	—

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based awards issued during such fiscal year under the 2017 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year, approximately $34.0 million.
(2) On March 9, 2022, the Company announced the establishment of a $150.0 million stock repurchase authorization, with no expiration date.
(3) On November 10, 2021, the Company announced the establishment of a $100.0 million stock repurchase authorization, with no expiration date.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the quarter ended July 2, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on August 3, 2016).

10.1	Voluntary Deferred Compensation Plan For Non-Employee Directors (filed herewith).

10.2	EnerSys Voluntary Deferred Compensation Plan for Executives (filed herewith).

10.3	Award Agreement for Employees - Restricted Stock Units under the 2023 Equity Incentive Plan (filed herewith).

10.4	Employee Stock Option Agreement under the 2023 Equity Incentive Plan (filed herewith).

10.5	Award Agreement for Non-Employee Directors Deferred Stock Units (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Andrea J. Funk
Andrea J. Funk
Chief Financial Officer

Date: August 9, 2023