Form 10-Q
period 2023-10-01
EnerSys
filed 2023-11-08
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023

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
Common Stock outstanding at November 3, 2023: 40,399,131 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	October 1, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$327,751	$346,665
Accounts receivable, net of allowance for doubtful accounts: October 1, 2023 - $9,688; March 31, 2023 - $8,775	536,501	637,817
Inventories, net	776,503	797,798
Prepaid and other current assets	145,497	113,601
Total current assets	1,786,252	1,895,881
Property, plant, and equipment, net	510,524	513,283
Goodwill	677,349	676,715
Other intangible assets, net	346,324	360,412
Deferred taxes	47,416	49,152
Other assets	125,128	121,231
Total assets	$3,492,993	$3,616,674
Liabilities and Equity
Current liabilities:
Short-term debt	$30,544	$30,642
Accounts payable	322,805	378,641
Accrued expenses	311,918	309,037
Total current liabilities	665,267	718,320
Long-term debt, net of unamortized debt issuance costs	949,934	1,041,989
Deferred taxes	60,547	61,118
Other liabilities	153,864	191,366
Total liabilities	1,829,612	2,012,793
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at October 1, 2023 and at March 31, 2023	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 56,347,317 shares issued and 40,771,015 shares outstanding at October 1, 2023; 56,004,613 shares issued and 40,901,059 shares outstanding at March 31, 2023	563	560
Additional paid-in capital	612,490	596,464
Treasury stock at cost, 15,576,302 shares held as of October 1, 2023 and 15,103,554 shares held as of March 31, 2023	(787,888)	(740,956)
Retained earnings	2,045,416	1,930,148
Contra equity - indemnification receivable	(1,988)	(2,463)
Accumulated other comprehensive loss	(208,607)	(183,474)
Total EnerSys stockholders’ equity	1,659,986	1,600,279
Nonredeemable noncontrolling interests	3,395	3,602
Total equity	1,663,381	1,603,881
Total liabilities and equity	$3,492,993	$3,616,674
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	October 1, 2023	October 2, 2022
Sales from products	$789,312	$798,447
Sales from services	111,721	100,990
Net sales	901,033	899,437
Cost of goods sold	574,143	622,845
Cost of services	87,271	80,157
Inventory adjustment relating to exit activities	—	1,544
Gross profit	239,619	194,891
Operating expenses	143,771	137,357
Restructuring and other exit charges	7,234	3,265
Operating earnings	88,614	54,269
Interest expense	12,217	15,461
Other expense (income), net	2,979	(1,446)
Earnings before income taxes	73,418	40,254
Income tax expense	8,189	5,782
Net earnings attributable to EnerSys stockholders	$65,229	$34,472
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.59	$0.85
Diluted	$1.56	$0.84
Dividends per common share	$0.225	$0.175
Weighted-average number of common shares outstanding:
Basic	40,922,959	40,740,989
Diluted	41,684,634	41,167,622
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	October 1, 2023	October 2, 2022
Sales from products	$1,596,959	$1,597,594
Sales from services	212,643	200,814
Net sales	1,809,602	1,798,408
Cost of goods sold	1,161,346	1,258,704
Cost of services	165,233	157,734
Inventory adjustment relating to exit activities	3,098	1,544
Gross profit	479,925	380,426
Operating expenses	288,323	264,435
Restructuring and other exit charges	13,543	11,593
Operating earnings	178,059	104,398
Interest expense	27,461	27,058
Other expense (income), net	3,647	327
Earnings before income taxes	146,951	77,013
Income tax expense	14,925	11,563
Net earnings attributable to EnerSys stockholders	$132,026	$65,450
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.23	$1.61
Diluted	$3.17	$1.59
Dividends per common share	$0.40	$0.35
Weighted-average number of common shares outstanding:
Basic	40,930,146	40,763,663
Diluted	41,691,479	41,260,134
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net earnings	$65,229	$34,472	$132,026	$65,450
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	2,495	2,116	4,281	(6,118)
Pension funded status adjustment, net of tax	21	81	41	170
Foreign currency translation adjustment	(31,664)	(56,175)	(29,662)	(108,395)
Total other comprehensive income (loss), net of tax	(29,148)	(53,978)	(25,340)	(114,343)
Total comprehensive income (loss)	36,081	(19,506)	106,686	(48,893)
Comprehensive income (loss) attributable to noncontrolling interests	(17)	(214)	(207)	(424)
Comprehensive income (loss) attributable to EnerSys stockholders	$36,098	$(19,292)	$106,893	$(48,469)
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	October 1, 2023	October 2, 2022
Cash flows from operating activities
Net earnings	$132,026	$65,450
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	45,214	46,405
Write-off of assets relating to exit activities	4,146	9,081
Derivatives not designated in hedging relationships:
Net losses (gains)	1,204	472
Cash (settlements) proceeds	695	(2,015)
Provision for doubtful accounts	1,456	206
Deferred income taxes	46	(126)
Non-cash interest expense	820	974
Stock-based compensation	13,077	11,864
(Gain) loss on disposal of property, plant, and equipment	158	(135)
Changes in assets and liabilities:
Accounts receivable	93,368	(18,409)
Inventories	10,529	(138,327)
Prepaid and other current assets	(13,891)	(17,544)
Other assets	(1,306)	(266)
Accounts payable	(57,233)	(21,417)
Accrued expenses	(44,803)	(9,443)
Other liabilities	217	2,929
Net cash provided by (used in) operating activities	185,723	(70,301)

Cash flows from investing activities
Capital expenditures	(35,854)	(39,653)
Purchase of business	(8,270)	—
Proceeds from termination of net investment hedges	—	43,384
Proceeds from disposal of property, plant, and equipment	2,007	376
Net cash (used in) provided by investing activities	(42,117)	4,107

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(61)	(17,067)
Proceeds from Second Amended Revolver borrowings	172,500	244,100
Repayments of Second Amended Revolver borrowings	(252,500)	(184,100)
Repayments of Second and Third Amended Term Loans	(12,736)	—
Financing costs for debt modification	—	(1,096)
Option proceeds, net	9,668	114
Payment of taxes related to net share settlement of equity awards	(7,348)	(6,257)
Purchase of treasury stock	(47,340)	(22,907)
Dividends paid to stockholders	(16,341)	(14,246)
Other	690	568
Net cash (used in) financing activities	(153,468)	(891)
Effect of exchange rate changes on cash and cash equivalents	(9,052)	(40,980)
Net decrease in cash and cash equivalents	(18,914)	(108,065)
Cash and cash equivalents at beginning of period	346,665	402,488
Cash and cash equivalents at end of period	$327,751	$294,423
See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and six months ended October 1, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024.

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

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the second quarter of fiscal 2024 and 2023 amounted to $68,812 and $56,202, respectively. Revenues recognized over time for the six months of fiscal 2024 and 2023 amounted to $127,466 and $113,206, respectively.

On October 1, 2023, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $121,895, of which, the Company estimates that approximately $89,876 will be recognized as revenue in fiscal 2024, $31,657 in fiscal 2025, and $315 in fiscal 2026, $23 in fiscal 2027, and $24 thereafter.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of October 1, 2023, the current and non-current portion of contract liabilities were $23,501 and $955, respectively. As of March 31, 2023, the current and non-current portion of contract liabilities were $34,594 and $1,437, respectively. Revenues recognized during the second quarter of fiscal 2024 and 2023 that were included in the contract liability at the beginning of the quarter, amounted to $6,737 and $5,832, respectively. Revenues recognized during the six months of fiscal 2024 and 2023 that were included in the contract liability at the beginning of the year, amounted to $14,113 and $6,877, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $54,825 and $48,616 as of October 1, 2023 and March 31, 2023, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At October 1, 2023, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,647 and refund liability representing amounts estimated to be refunded to customers was $7,748.

3. Accounts Receivable

	October 1, 2023	March 31, 2023
Accounts receivable	$546,189	$646,592
Allowance for doubtful accounts	9,688	8,775
Accounts receivable, net	$536,501	$637,817

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

Receivables sold to unaffiliated financial institutions under the program are excluded from “Accounts receivable, net” on the Company’s Consolidated Condensed Balance Sheets, and cash receipts are reflected as cash provided by operating activities on the Consolidated Condensed Statements of Cash Flows. The purchase price is received in cash when the receivables are sold, and fees charged relating to this balance are recorded to other (income) expense. Certain unsold receivables held by EnerSys Finance serve as collateral to unaffiliated financial institutions. These unsold receivables are included in “Accounts receivable, net” in the Company’s Consolidated Condensed Balance Sheets. The Company continues servicing the receivables which were sold and in exchange receives a servicing fee from EnerSys Finance under the program.

During the second quarter and the six months of fiscal 2024, the Company sold $174,372 and $356,763, respectively, of accounts receivables for approximately $174,372 and $356,763, respectively, in proceeds to an unaffiliated financial institution, of which $179,132 and $362,484, respectively, were collected as of October 1, 2023. Total collateralized accounts receivables of approximately $219,657 were held by EnerSys Finance at October 1, 2023.

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

4. Inventories

	October 1, 2023	March 31, 2023
Raw materials	$309,500	$323,418
Work-in-process	117,218	123,401
Finished goods	349,785	350,979
Total	$776,503	$797,798

5. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of October 1, 2023 and March 31, 2023, and the basis for that measurement:

	Total Fair Value Measurement October 1, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$52	$—	$52	$—
Foreign currency forward contracts	(1,010)	—	(1,010)	—
Interest Rate Swaps	4,671	—	4,671	—
Net investment hedges	(14,960)	—	(14,960)	—
Total derivatives	$(11,247)	$—	$(11,247)	$—

	Total Fair Value Measurement March 31, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(89)	$—	$(89)	$—
Foreign currency forward contracts	923	—	923	—
Interest Rate Swaps	(1,162)	—	(1,162)	—
Net investment hedges	(15,760)	—	(15,760)	—
Total derivatives	$(16,088)	$—	$(16,088)	$—

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

In fiscal 2020, the Company issued its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”), with an original face value of $300,000. The fair value of the 2027 Notes represents the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 91% and 92% of face value on October 1, 2023 and March 31, 2023, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at October 1, 2023 and March 31, 2023 were as follows:

	October 1, 2023		March 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$—	$—	$—	$—
Financial liabilities:
Senior Notes (2)	$300,000	$272,610	$300,000	$276,000
Derivatives (1)	$(11,247)	$(11,247)	$(16,088)	$(16,088)
(1)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 6 for asset and liability positions of the lead, foreign currency forward contracts, interest rate swaps, and net investment hedges at October 1, 2023 and March 31, 2023).
(2)The fair value amount of the Senior Notes at October 1, 2023 and March 31, 2023 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At October 1, 2023 and March 31, 2023, the Company has hedged the price to purchase approximately 59.0 million pounds and 50.0 million pounds of lead, respectively, for a total purchase price of $58,166 and $47,921, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of October 1, 2023 and March 31, 2023, the Company had entered into a total of $43,756 and $45,823, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At October 1, 2023 and March 31, 2023 such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

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

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $7,239 of pretax (gain) relating to lead, foreign currency forward contracts and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of October 1, 2023 and March 31, 2023, the notional amount of these contracts was $64,301 and $102,558, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
October 1, 2023 and March 31, 2023

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	October 1, 2023	March 31, 2023	October 1, 2023	March 31, 2023	October 1, 2023	March 31, 2023
Prepaid and other current assets:
Lead forward contracts	$52	$—	$—	$—	$—	$—
Foreign currency forward contracts	689	723	—	—	—	200
Net investment hedges	—	—	—	—	—	—
Other assets:
Interest rate swaps	4,671	—	—	—	—	—
Net investment hedges	—	—	—	—	—	—
Total assets	$5,412	$723	$—	$—	$—	$200
Accrued expenses:
Lead forward contracts	$—	$89	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	1,699	—
Other liabilities:
Interest rate swaps	—	1,162	—	—	—	—
Net investment hedges	—	—	14,960	15,760	—	—
Total liabilities	$—	$1,251	$14,960	$15,760	$1,699	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 1, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,903	Cost of goods sold	$453
Foreign currency forward contracts	(40)	Cost of goods sold	(235)
Interest rate swaps	1,614	Interest expense	—
Total	$3,477		$218

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$3,701	Interest expense	$—
Total	$3,701		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(701)
Total		$(701)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 2, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$334	Cost of goods sold	$(1,893)
Foreign currency forward contracts	1,361	Cost of goods sold	826
Total	$1,695		$(1,067)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$17,023	Interest expense	$1,665
Total	$17,023		$1,665

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(688)
Total		$(688)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 1, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$2,378	Cost of goods sold	$3,548
Foreign currency forward contracts	859	Cost of goods sold	(64)
Interest rate swaps	6,463	Interest expense	630
Total	$9,700		$4,114

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$911	Interest expense	$112
Total	$911		$112

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(1,204)
Total		$(1,204)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 2, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(10,528)	Cost of goods sold	$(1,198)
Foreign currency forward contracts	2,616	Cost of goods sold	1,272
Total	$(7,912)		$74

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$40,618	Interest expense	$2,923
Total	$40,618		$2,923

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(472)
Total		$(472)

7. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2024 and 2023 was based on the estimated effective tax rates applicable for the full years ending March 31, 2024 and March 31, 2023, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. The IRA includes multiple incentives to promote clean energy, and energy storage manufacturing among other provisions with tax credits available from 2023 to 2032, subject to phase down beginning in 2030. In particular the IRA creates a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for battery cells and battery modules manufactured or assembled in the United States and sold to third parties. In the second quarter and six months of fiscal 2024, the IRA impact resulted in a reduction of our costs of goods sold and income tax payable of $21,816 and $41,234, respectively. There is a possibility that additional clarification guidance is issued with respect to the Section 45X credit qualifications. Amounts recognized in the Consolidated Condensed Financial Statements are based on Management's judgement and best estimate utilizing the most current guidance. The Company will continue to evaluate the effects of IRA as more guidance is issued and the relevant implications to our Consolidated Condensed Financial Statements. Actual results could differ from management’s current estimate.

The consolidated effective income tax rates for the second quarter of fiscal 2024 and 2023 were 11.2% and 14.4% and for the six months of fiscal 2024 and 2023 were 10.2% and 15.0%, respectively. The rate decrease in the second quarter and six months of fiscal 2024 compared to the prior year periods are primarily due to the impact of the IRA offset by the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 56% for fiscal 2024 compared to 83% for fiscal 2023. This reduction is primarily due to the IRA Impact on domestic earnings. The foreign effective tax rates for the six months of fiscal 2024 and 2023 were 13% and 12%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2024 and fiscal 2023 and were taxed at an effective income tax rate of approximately 9% in both periods.

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

	Quarter ended		Six months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Balance at beginning of period	$58,438	$52,954	$56,630	$54,978
Current period provisions	7,784	6,461	16,469	11,401
Costs incurred	(6,974)	(5,313)	(14,420)	(11,057)
Foreign currency translation adjustment	(412)	(1,708)	157	(2,928)
Balance at end of period	$58,836	$52,394	$58,836	$52,394

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. For additional information regarding these matters, see Note 19 - Commitments, Contingencies and Litigation to the Consolidated Financial Statements contained in the 2023 Annual Report. As of October 1, 2023 and March 31, 2023, the Company did not have a reserve balance related to these matters.

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

10. Restructuring and Other Exit Charges

Restructuring Programs

As disclosed in the 2023 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $4,959 remaining to be incurred by the end of fiscal 2024, mainly related to new plans started in fiscal 2024. Restructuring and exit charges for the second quarter of fiscal 2024 by reportable segments are as follows:

	Quarter ended October 1, 2023
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$2,226	$847	$34	$3,107
Exit charges	—	2,632	1,495	4,127
Restructuring and other exit charges	$2,226	$3,479	$1,529	$7,234

	Six months ended October 1, 2023
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$2,714	$847	$34	$3,595
Exit charges	—	4,191	5,757	9,948
Restructuring and other exit charges	$2,714	$5,038	$5,791	$13,543

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2023	$445
Accrued	3,595
Costs incurred	(1,490)
Foreign currency impact	(3)
Balance as of October 1, 2023	$2,547

Exit Charges

Fiscal 2024 Program

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the charges for these actions will amount to approximately $15,000 to $25,000 relating to non-cash charges including inventory and an indefinite-lived intangible asset write-offs and approximately $1,000 in cash charges including employee severance and retention payments.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $10,957. Cash charges are estimated to total $7,155 primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3,802 relating to fixed assets, inventory, and contract assets. The plan is expected to be completed in fiscal 2024.

During fiscal 2023, the Company recorded cash charges of $1,682 related primarily related to severance costs and non-cash charges totaling $417 primarily relating to contract assets.

During the six months of fiscal 2024, the Company recorded cash charges of $5,512 primarily related to severance costs, relocation expenses, and manufacturing variances and non-cash charges totaling $245. The Company also recorded a non-cash write off relating to inventories of $3,098, which was reported in cost of goods sold.

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18,500. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9,200 and non-cash charges from inventory and fixed asset write-offs are estimated to be $9,300. These actions will result in the reduction of approximately 165 employees. The majority of these charges are expected to be recorded by the end of calendar 2023.

During fiscal 2023, the Company recorded cash charges relating to severance and manufacturing variances of $2,735 and non-cash charges of $7,261 relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $1,613, which was reported in cost of goods sold.

During the six months of fiscal 2024, the Company recorded cash charges relating to site clean up and decommissioning equipment of $2,176.

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

During the six months of fiscal 2024, the Company recorded cash charges of $1,162 relating primarily to site cleanup and $279 of non-cash charges relating to accelerated depreciation of fixed assets.

11. Debt

The following summarizes the Company’s long-term debt as of October 1, 2023 and March 31, 2023:

	October 1, 2023		March 31, 2023
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$300,000	$2,417	$300,000	$2,705
Fourth Amended Credit Facility, due 2026	655,538	3,187	748,413	3,719
	$955,538	$5,604	$1,048,413	$6,424
Less: Unamortized issuance costs	5,604		6,424
Long-term debt, net of unamortized issuance costs	$949,934		$1,041,989

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

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provides a new incremental delayed-draw senior secured term loan up to $300,000 (the “Third Amended Term Loan”), which shall be available to draw at any time until March 15, 2023. Once drawn, the funds will mature on September 30, 2026, the same as the Company's Second Amended Term loan and Second Amended Revolver. In connection with the agreement, the Company incurred $1,161 in third party administrative and legal fees recognized in interest expense and capitalized $1,096 in charges from existing lenders as a deferred asset. During the fourth quarter of fiscal 2023, the Company drew $300,000 in the form of the Third Amended Term Loan. Additionally, the Company derecognized the capitalized deferred asset and recognized the $1,096 as deferred financing costs.

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

Subsequent to the fourth amendment, the quarterly installments payable on the Second Amended Term Loan are $2,606 beginning December 31, 2022, $3,909 beginning December 31, 2024 and $5,211 beginning December 31, 2025 with a final payment of $156,345 on September 30, 2026. The Fourth Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the SOFR or Canadian Dollar Offered Rate (“CDOR”) plus (i) Term SOFR plus between 1.125% and 2.25% (currently 1.25% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%.

The quarterly installments payable on the Third Amended Term Loan were $3,750 beginning June 30, 2023, $5,625 beginning December 31, 2024 and $7,500 beginning December 31, 2025 with a final payment of $232,500 on September 30, 2026. The Third Amended Term Loan bears interest, at the Company's option, at a rate per annum equal to either (i) SOFR plus 10 basis points plus (i) Term SOFR plus between 1.375% and 2.50% (currently 1.50% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate plus between 0.375% and 1.50%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Term SOFR plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero). Until the funds were drawn on March 13, 2023, the Company paid a commitment fee of 0.175% to 0.35% at a rate per annum on the unused portion.

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

As of October 1, 2023, the Company had $165,000 outstanding under the Second Amended Revolver, $198,038 under the Second Amended Term Loan, and $292,500 outstanding under the Third Amended Term Loan.

Current Portion of Debt

The scheduled repayments within the next twelve months, relating to the Second and Third Amended Term Loans, are $10,423 and $15,000, respectively, and is classified as long-term debt, as the Company expects to refinance the future quarterly payments with revolver borrowings under the Second Amended Credit Facility.

Short-Term Debt

As of October 1, 2023 and March 31, 2023, the Company had $30,544 and $30,642, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 6.8% and 7.0%, respectively, at October 1, 2023 and March 31, 2023.

Letters of Credit

As of October 1, 2023 and March 31, 2023, the Company had $3,633 and $3,565 of standby letters of credit, respectively.

Debt Issuance Costs

In connection with the Second Amended Credit Facility, the Company capitalized $2,952 in debt issuance costs and wrote off $128 of unamortized debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $410 and $487, respectively, for the second quarter ended October 1, 2023 and October 2, 2022, respectively and $820 and $974 for the six months of fiscal 2024 and 2023. Debt issuance costs, net of accumulated amortization, totaled $5,604 and $6,424, respectively, at October 1, 2023 and March 31, 2023.

Available Lines of Credit

As of October 1, 2023 and March 31, 2023, the Company had available and undrawn, under all its lines of credit, $772,599 and $693,444, respectively, including $89,994 and $90,839, respectively, of uncommitted lines of credit.

12. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Service cost	$—	$—	$218	$218
Interest cost	166	145	584	413
Expected return on plan assets	(76)	(118)	(406)	(485)
Amortization and deferral	—	—	27	115
Net periodic benefit cost	$90	$27	$423	$261

	United States Plans		International Plans
	Six months ended		Six months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Service cost	$—	$—	$438	$453
Interest cost	332	290	1,169	853
Expected return on plan assets	(152)	(237)	(812)	(1,002)
Amortization and deferral	—	—	56	238
Net periodic benefit cost	$180	$53	$851	$542

13. Stock-Based Compensation

As of October 1, 2023, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $5,144 for the second quarter of fiscal 2024 and $6,534 for the second quarter of fiscal 2023. Stock-based compensation was $13,077 and $11,864 for the six months of fiscal 2024 and fiscal 2023, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the six months of fiscal 2024, the Company granted to non-employee directors 25,161 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the six months of fiscal 2024, the Company granted to management and other key employees 200,314 non-qualified stock options that vest ratably over three years from the date of the grant and 269,751 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the six months of fiscal 2024 included the exercise of 178,835 stock options and the vesting of 260,967 restricted stock units and 30,597 TSRs.

As of October 1, 2023, there were 1,215,424 non-qualified stock options, 1,038,692 restricted stock units including non-employee director restricted stock units and 1,112 TSRs outstanding.

14. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the six months ended October 1, 2023:

Shares outstanding as of March 31, 2023	40,901,059
Purchase of treasury stock	(480,060)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	350,016
Shares outstanding as of October 1, 2023	40,771,015

Treasury Stock

During the six months ended October 1, 2023, the Company purchased 480,060 shares for $47,340 and purchased 358,365 shares for $22,907 during the six months ended October 2, 2022. At October 1, 2023 and March 31, 2023, the Company held 15,576,302 and 15,103,554 shares as treasury stock, respectively. During the six months ended October 1, 2023, the Company also issued 7,312 shares out of its treasury stock, valued at $62.55 per share to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of October 1, 2023 and March 31, 2023, are as follows:

	March 31, 2023	Before Reclassifications	Amounts Reclassified from AOCI	October 1, 2023
Pension funded status adjustment	$(4,423)	$—	$41	$(4,382)
Net unrealized gain (loss) on derivative instruments	1,411	7,433	(3,152)	5,692
Foreign currency translation adjustment (1)	(180,462)	(29,455)	—	(209,917)
Accumulated other comprehensive (loss) income	$(183,474)	$(22,022)	$(3,111)	$(208,607)
(1) Foreign currency translation adjustment for the six months ended October 1, 2023 includes a $608 gain (net of taxes of $187) related to the Company's $150,000 cross-currency fixed interest rate swap contract.

The following table presents reclassifications from AOCI during the second quarter ended October 1, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(218)	Cost of goods sold
Tax expense	51
Net unrealized gain on derivative instruments, net of tax	$(167)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$—	Interest expense
Tax expense	—
Net unrealized gain on derivative instruments, net of tax	$—

Defined benefit pension costs:
Prior service costs and deferrals	$27	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(6)
Net periodic benefit cost, net of tax	$21

The following table presents reclassifications from AOCI during the six months ended October 1, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(4,114)	Cost of goods sold
Tax expense	962
Net unrealized gain on derivative instruments, net of tax	$(3,152)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(112)	Interest expense
Tax expense	26
Net unrealized gain on derivative instruments, net of tax	$(86)

Defined benefit pension costs:
Prior service costs and deferrals	$56	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(15)
Net periodic benefit cost, net of tax	$41

The following table presents reclassifications from AOCI during the second quarter ended October 2, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$1,067	Cost of goods sold
Tax benefit	(249)
Net unrealized loss on derivative instruments, net of tax	$818

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,665)	Interest expense
Tax expense	389
Net unrealized gain on derivative instruments, net of tax	$(1,276)

Defined benefit pension costs:
Prior service costs and deferrals	$115	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(34)
Net periodic benefit cost, net of tax	$81

The following table presents reclassifications from AOCI during the six months ended October 2, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(74)	Cost of goods sold
Tax expense	18
Net unrealized gain on derivative instruments, net of tax	$(56)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(2,923)	Interest expense
Tax expense	683
Net unrealized gain on derivative instruments, net of tax	$(2,240)

Defined benefit pension costs:
Prior service costs and deferrals	$238	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(68)
Net periodic benefit cost, net of tax	$170

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended October 1, 2023:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2023	$—	$560	$596,464	$(740,956)	$1,930,148	$(183,474)	$(2,463)	$1,600,279	$3,602	$1,603,881
Stock-based compensation	—	—	7,933	—	—	—	—	7,933	—	7,933
Exercise of stock options	—	5	7,649	—	—	—	—	7,654	—	7,654
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	65	214	—	—	—	279	—	279
Net earnings	—	—	—	—	66,797	—	—	66,797	—	66,797
Dividends ($0.175 per common share)	—	—	184	—	(7,357)	—	—	(7,173)	—	(7,173)
Dissolution of joint venture	—	—	—	—	—	—	—	—	—	—
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $9)	—	—	—	—	—	20	—	20	—	20
Net unrealized gain (loss) on derivative instruments (net of tax expense of $544)	—	—	—	—	—	1,786	—	1,786	—	1,786
Foreign currency translation adjustment	—	—	—	—	—	2,192	—	2,192	(190)	2,002
Balance at July 2, 2023	$—	$565	$612,295	$(740,742)	$1,989,588	$(179,476)	$(2,463)	$1,679,767	$3,412	$1,683,179
Stock-based compensation	—	—	5,144	—	—	—	—	5,144	—	5,144
Exercise of stock options	—	(1)	2,015	—	—	—	—	2,014	—	2,014
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(7,348)	—	—	—	—	(7,348)	—	(7,348)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	475	475	—	475
Purchase of common stock	—	—	—	(47,340)	—	—	—	(47,340)	—	(47,340)
Other	—	(1)	151	194	—	—	—	344	—	344
Net earnings	—	—	—	—	65,229	—	—	65,229	—	65,229
Dividends ($0.225 per common share)	—	—	233	—	(9,401)	—	—	(9,168)	—	(9,168)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $6)	—	—	—	—	—	21	—	21	—	21
Net unrealized gain (loss) on derivative instruments (net of tax of $762)	—	—	—	—	—	2,495	—	2,495	—	2,495
Foreign currency translation adjustment	—	—	—	—	—	(31,647)	—	(31,647)	(17)	(31,664)
Balance at October 1, 2023	$—	$563	$612,490	$(787,888)	$2,045,416	$(208,607)	$(1,988)	$1,659,986	$3,395	$1,663,381

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended October 2, 2022:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2022	$—	$557	$571,464	$(719,119)	$1,783,586	$(143,495)	$(3,620)	$1,489,373	$3,902	$1,493,275
Stock-based compensation	—	—	5,330	—	—	—	—	5,330	—	5,330
Exercise of stock options	—	1	—	—	—	—	—	1	—	1
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(633)	—	—	—	—	(633)	—	(633)
Purchase of common stock	—	—	—	(22,907)	—	—	—	(22,907)	—	(22,907)
Other	—	—	(41)	240	—	—	—	199	—	199
Net earnings	—	—	—	—	30,978	—	—	30,978	—	30,978
Dividends ($0.175 per common share)	—	—	174	—	(7,282)	—	—	(7,108)	—	(7,108)
Dissolution of joint venture	—	—	—	—	—	—	—	—	—	—
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $34)	—	—	—	—	—	89	—	89	—	89
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $2,514)	—	—	—	—	—	(8,234)	—	(8,234)	—	(8,234)
Foreign currency translation adjustment	—	—	—	—	—	(52,010)	—	(52,010)	(210)	(52,220)
Balance at July 3, 2022	$—	$558	$576,294	$(741,786)	$1,807,282	$(203,650)	$(3,620)	$1,435,078	$3,692	$1,438,770
Stock-based compensation	—	—	6,534	—	—	—	—	6,534	—	6,534
Exercise of stock options	—	1	114	—	—	—	—	115	—	115
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(5,624)	—	—	—	—	(5,624)	—	(5,624)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	963	963	—	963
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	28	276	—	—	—	304	—	304
Net earnings	—	—	—	—	34,472	—	—	34,472	—	34,472
Dividends ($0.175 per common share)	—	—	174	—	(7,312)	—	—	(7,138)	—	(7,138)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $34)	—	—	—	—	—	81	—	81	—	81
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $647)	—	—	—	—	—	2,116	—	2,116	—	2,116
Foreign currency translation adjustment	—	—	—	—	—	(55,961)	—	(55,961)	(214)	(56,175)
Balance at October 2, 2022	$—	$559	$577,520	$(741,510)	$1,834,442	$(257,414)	$(2,657)	$1,410,940	$3,478	$1,414,418

15. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net earnings attributable to EnerSys stockholders	$65,229	$34,472	$132,026	$65,450
Weighted-average number of common shares outstanding:
Basic	40,922,959	40,740,989	40,930,146	40,763,663
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	761,675	426,633	761,333	496,471
Diluted weighted-average number of common shares outstanding	41,684,634	41,167,622	41,691,479	41,260,134
Basic earnings per common share attributable to EnerSys stockholders	$1.59	$0.85	$3.23	$1.61
Diluted earnings per common share attributable to EnerSys stockholders	$1.56	$0.84	$3.17	$1.59
Anti-dilutive equity awards not included in diluted weighted-average common shares	412,230	1,341,773	422,359	1,172,063

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

Summarized financial information related to the Company's reportable segments for the second quarter and six months ended October 1, 2023 and October 2, 2022, is shown below:

	Quarter ended		Six months ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales by segment to unaffiliated customers (1)
Energy Systems	$422,466	$437,024	$847,014	$845,603
Motive Power	355,206	337,993	705,987	705,844
Specialty	123,361	124,420	256,601	246,961
Total net sales	$901,033	$899,437	$1,809,602	$1,798,408
Operating earnings by segment
Energy Systems	$25,563	$17,767	$55,212	$32,781
Motive Power	53,448	39,881	103,816	82,287
Specialty	5,587	9,591	15,404	18,822
Corporate and other (3)	18,894	—	36,297	—
Inventory adjustment relating to exit activities - Motive Power	—	(1,544)	—	(1,544)
Inventory adjustment relating to exit activities - Specialty	—	—	(3,098)	—
Restructuring and other exit charges - Energy Systems	(2,227)	(777)	(2,715)	(939)
Restructuring and other exit charges - Motive Power	(3,479)	(2,488)	(5,038)	(10,654)
Restructuring and other exit charges - Specialty	(1,528)	—	(5,790)	—
Amortization - Energy Systems	(6,219)	(7,171)	(12,436)	(14,407)
Amortization - Motive	(231)	(110)	(342)	(220)
Amortization - Specialty	(702)	(732)	(1,404)	(1,467)
Other - Energy Systems	(310)	(57)	(1,059)	(161)
Other - Motive	(122)	(91)	(590)	(100)
Other - Specialty	(60)	—	(198)	—
Total operating earnings (2)	$88,614	$54,269	$178,059	$104,398

(1) Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2) The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.
(3) Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRA production tax credits. Also, included are start-up costs for exploration of a new lithium plant as well as start-up operating expenses from the New Ventures operating segment.
17. Subsequent Events

Between October 2, 2023 through November 8, 2023, the Company repurchased 374,974 shares for approximately $34,992.

On November 8, 2023, the Board of Directors approved a quarterly cash dividend of $0.225 per share of common stock to be paid on December 29, 2023 to stockholders of record as of December 15, 2023.

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
•our effective income tax rate with respect to any period may fluctuate based on the mix of income in the tax jurisdictions, in which we operate, changes in tax laws and the amount of our consolidated earnings before taxes;
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

Economic Climate

The economic climate in North America, China and EMEA slowed in calendar 2022 after experiencing strong growth during calendar 2021. All regions are experiencing a rise in inflation in calendar 2023 and are being negatively impacted by the war in Ukraine. We expect interest rates to continue to stay elevated and potentially increase in the U.S. and the Euro zone. China’s slowing economy is facing further headwinds caused by pressure on the renminbi and the impact from its zero COVID polices that were relaxed in August of this year.

Supply chain disruptions and cost spikes in certain materials that impacted EnerSys during calendar year 2022 and the beginning of calendar year 2023 started to stabilize during the second quarter. While there are still pockets of supply chain challenges and some elevated materials costs such as plastic resins, electronic components and utilities, other costs such as transportation have returned to pre-covid levels. In addition, we are seeing improved trends toward hiring and labor retention goals in certain locations that were facing challenges at the beginning of the year. Generally, our mitigation efforts and ongoing lean initiatives have tempered the impact of the pandemic-related challenges. The market demand in our Motive Power and Specialty segments remains robust, but cyclical capex pauses in the communication networks market has decreased demand in the Energy Systems segment.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. In the fiscal year 2024, we have experienced a range in lead prices from approximately $1.05 per pound to $0.90 per pound. We experienced elevated costs in some of our other raw materials such as plastic resins, steel, copper, acid, separator paper and electronics and elevated freight and increased energy costs. However, these increased costs have moderated during fiscal year 2024.

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

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $990.2 million (yielding a primary operating capital percentage of 27.5%) at October 1, 2023, $1,057.0 million (yielding a primary operating capital percentage of 26.7%) at March 31, 2023 and $1,172.6 million at October 2, 2022 (yielding a primary operating capital percentage of 32.6%). The primary operating capital percentage of 27.5% at October 1, 2023 worsened by 80 basis points compared to March 31, 2023 and improved 510 basis points compared to October 2, 2022. The increase in primary operating capital percentage at October 1, 2023 compared to March 31, 2023 was primarily due to a reduction in sales compared to the fourth fiscal quarter of the prior fiscal year. The decrease in primary operating capital percentage at October 1, 2023 compared to October 2, 2022 was primarily from the sale of $144.3 million in accounts receivables through a Receivables Purchase Agreement (RPA) entered into during the third quarter of fiscal 2023.

Primary operating capital and primary operating capital percentages at October 1, 2023, March 31, 2023 and October 2, 2022 are computed as follows:

($ in Millions)	October 1, 2023	March 31, 2023	October 2, 2022
Accounts receivable, net	$536.5	$637.8	$705.5
Inventory, net	776.5	797.8	812.0
Accounts payable	(322.8)	(378.6)	(344.9)
Total primary operating capital	$990.2	$1,057.0	$1,172.6
Trailing 3 months net sales	$901.0	$989.9	$899.4
Trailing 3 months net sales annualized	$3,604.0	$3,959.6	$3,597.7

Primary operating capital as a % of annualized net sales	27.5%	26.7%	32.6%

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $328 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $683 million at October 1, 2023, availability subject to credit agreement financial covenants.

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

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provided new incremental delayed-draw senior secured term loan up to $300 million (the “Third Amended Term Loan”), which was available to draw until March 15, 2023. During the fourth quarter of fiscal 2023, the Company drew $300 million in the form of the Third Amended Term Loan. The funds will mature on September 30, 2026, the same as the Company's Second Amended Term loan and Second Amended Revolver. In connection with the agreement, the Company incurred $1.2 million in third party administrative and legal fees recognized in interest expense and capitalized $1.1 million in charges from existing lenders as a deferred asset. Additionally, the Company derecognized the capitalized deferred asset and recognized the $1.1 million as deferred financing costs.

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

During the current quarter, we purchased 480,060 shares for $47.3 million

We believe that our strong capital structure and liquidity affords us access to capital for future acquisitions, stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales increased $1.6 million or 0.2% in the second quarter of fiscal 2024 as compared to the second quarter of fiscal 2023. This increase was the result of a 6% increase in pricing and a 1% increase in foreign currency translation offset by a 7% decrease in organic volume.

Net sales increased $11.2 million or 0.6% in the six months of fiscal 2024 as compared to the six months of fiscal 2023. This increase was due to an 8% increase in pricing and a 1% increase in foreign currency translation, partially offset by an 8% decrease in organic volume.

Segment sales

	Quarter ended October 1, 2023		Quarter ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$422.5	46.9%	437.0	48.6%	$(14.5)	(3.3)%
Motive Power	355.2	39.4	338.0	37.6	17.2	5.1
Specialty	123.3	13.7	124.4	13.8	(1.1)	(0.9)
Total net sales	$901.0	100.0%	$899.4	100.0%	$1.6	0.2%

	Six months ended October 1, 2023		Six months ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$847.1	46.8%	$845.6	47.0%	$1.5	0.2%
Motive Power	706.0	39.0	705.9	39.3	0.1	—
Specialty	256.5	14.2	246.9	13.7	9.6	3.9
Total net sales	$1,809.6	100.0%	$1,798.4	100.0%	$11.2	0.6%

Net sales of our Energy Systems segment in the second quarter of fiscal 2024 decreased $14.5 million or 3.3% compared to the second quarter of fiscal 2023. This decrease was due to a 12% decrease in organic volume, partially offset by an 8% increase in pricing and a 1% increase in foreign currency translation. This decrease in sales was driven by capital spending pauses of our telecommunication and broadband customers. Net sales of our Energy Systems segment in the six months of fiscal 2024 increased $1.5 million or 0.2% compared to the six months of fiscal 2023. This increase was due to a 9% increase in pricing, offset by a 9% decrease in organic volume. This increase in sales was driven by improvement in pricing mix offset by a decrease in demand from telecom and broadband customers as a result in a pause in the capital spending.

Net sales of our Motive Power segment in the second quarter of fiscal 2024 increased by 17.2 million or 5.1% compared to the second quarter of fiscal 2023. This increase was primarily due to a 6% increase in pricing and a 2% increase in foreign currency translation, partially offset by a 3% decrease in organic volume. We continue to benefit from improved pricing and favorable sales mix, partially offset by a return to normal sales patterns. Net sales of our Motive Power segment in the six months of fiscal 2024 increased by 0.1 million or 0.0% compared to the six months of fiscal 2023. This increase was primarily due to a 7% increase in pricing and a 1% increase in both foreign currency translation and acquisitions, offset by a 9% decrease in organic volume. We continue to benefit from continued improved pricing and favorable sales mix.

Net sales of our Specialty segment in the second quarter of fiscal 2024 decreased by 1.1 million or 0.9% compared to the second quarter of fiscal 2023. The decrease was primarily due to a 4% decrease in organic volume, partially offset by a 2% increase in pricing and a 1% increase in foreign currency translation. This decrease in net sales was primarily driven by reduced medical sales due to production transfer from our closed Sylmar plant. Net sales of our Specialty segment in the six months of fiscal 2024 increased by $9.6 million or 3.9% compared to the six months of fiscal 2023. The increase was primarily due to a 4% increase in pricing and a 1% increase in foreign currency translation, partially offset by a 1% decrease in organic volume. This increase in net sales was primarily driven by improved pricing and strong demand in primarily the transportation sector, which is restrained by our capacity growth in our Missouri plants.

Gross Profit

	Quarter ended October 1, 2023		Quarter ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$239.6	26.6%	$194.9	21.7%	$44.7	23.0%

	Six months ended October 1, 2023		Six months ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$479.9	26.5%	$380.4	21.1%	$99.5	26.2%

Gross profit increased $44.7 million or 23.0% in the second quarter and increased $99.5 million or 26.2% in the six months of fiscal 2024 compared to the comparable periods of fiscal 2023. Gross profit, as a percentage of net sales, increased 490 basis points and increased 540 basis points in the second quarter and six months of fiscal 2024, respectively, compared to the second quarter and six months of fiscal 2023. The increase in the gross profit margin in the current quarter reflects the impact of IRA benefits in fiscal year 2024 and a strong performance in our price/mix, which significantly offset year on year cost increases.

Operating Items

	Quarter ended October 1, 2023		Quarter ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$143.8	16.0%	$137.3	15.3%	$6.5	4.7%
Restructuring and other exit charges	$7.2	0.8%	$3.3	0.4%	$3.9	NM

	Six months ended October 1, 2023		Six months ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$288.4	15.9%	$264.4	14.7%	$24.0	9.0%
Restructuring and other exit charges	$13.5	0.8%	$11.6	0.6%	$1.9	16.8%

Operating expenses, as a percentage of sales, increased 70 basis points and increased 120 basis points in the second quarter and six months of fiscal 2024, compared to the comparable periods of fiscal 2023.

Selling expenses, our main component of operating expenses, increased $4.0 million or 7.3% in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, and increased 44 basis points as a percentage of net sales. In the six months of fiscal 2024, selling expenses increased by $6.9 million or 6.3% compared to the six months of fiscal 2023 and increased 34 basis points. The increase in selling expenses as a percentage of sales in the current quarter is a result of labor and wage inflation and foreign currency impact.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our second quarter and six months of fiscal 2024 operating results of Energy Systems were restructuring charges of $2.2 million and $2.7 million respectively. Included in our second quarter and six months of fiscal 2024 operating results of Motive Power were restructuring charges of $0.8 million and $0.8 million, respectively.

Included in our second quarter and six months of fiscal 2023 operating results of Energy Systems were restructuring charges of $0.7 million and $0.9 million, respectively. Included in our second quarter and six months of fiscal 2023 operating results of Motive Power were restructuring charges of $0.2 million and $0.2 million, respectively.

Exit Charges

Fiscal 2024 Programs

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the charges for these actions will amount to approximately $15.0 million to $25.0 million relating to non-cash charges including inventory and an indefinite-lived intangible asset write-offs and approximately $1.0 million in cash charges including employee severance and retention payments.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $11.0 million. Cash charges are estimated to total $7.2 million primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3.8 million relating to fixed assets, inventory, and contract assets. The plan is expected to be completed in fiscal 2024.

During fiscal 2023, the Company recorded $1.7 million primarily related to severance costs and non-cash charges totaling $0.4 million primarily relating to contract assets.

During the six months of fiscal 2024, the Company recorded cash charges of $5.5 primarily related to severance costs, relocation expenses, and manufacturing variances and non-cash charges totaling $0.2 million. The Company also recorded a non-cash write off relating to inventories of $3.1 million, which was reported in cost of goods sold.

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18.5 million. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9.2 million and non-cash charges from inventory and fixed asset write-offs are estimated to be $9.3 million. These actions will result in the reduction of approximately 165 employees. The majority of these charges are expected to be recorded by the end of calendar 2023.

During fiscal 2023, the Company recorded cash charges relating primarily to severance and manufacturing variances of $2.8 million and non-cash charges of $7.3 million relating to fixed asset write-offs. The Company also recorded a non-cash write-off relating to inventories of $1.6 million, which was reported in cost of goods sold.

During the six months of fiscal 2024, the Company recorded cash charges relating to site cleanup and decommissioning equipment of $2.2 million.

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

During the six months of fiscal 2024, the Company recorded cash charges of $1.2 million relating primarily to site cleanup and $0.3 million of non-cash charges relating to accelerated depreciation of fixed assets.

Operating Earnings

	Quarter ended October 1, 2023		Quarter ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$25.6	6.1%	$17.8	4.1%	$7.8	43.9%
Motive Power	53.4	15.0	39.8	11.8	13.6	34.0
Specialty	5.6	4.5	9.6	7.7	(4.0)	(41.7)
Corporate and other (2)	18.9	2.1	—	—	18.9	NM
Subtotal	103.5	11.5	67.2	7.5	36.3	53.9
Inventory adjustment relating to exit activities - Motive Power	—	—	(1.5)	(0.5)	1.5	(100.0)
Restructuring and other exit charges - Energy Systems	(2.2)	(0.5)	(0.8)	(0.2)	(1.4)	NM
Restructuring and other exit charges - Motive Power	(3.5)	(1.0)	(2.5)	(0.7)	(1.0)	39.8
Restructuring and other exit charges - Specialty	(1.5)	(1.2)	—	—	(1.5)	NM
Amortization of intangible assets - Energy Systems	(6.3)	(1.5)	(7.2)	(1.6)	0.9	(13.3)
Amortization of intangible assets - Motive Power	(0.2)	(0.1)	(0.1)	—	(0.1)	NM
Amortization of intangible assets - Specialty	(0.7)	(0.6)	(0.7)	(0.6)	—	(4.0)
Other - Energy Systems	(0.3)	(0.1)	—	—	(0.3)	NM
Other - Motive Power	(0.1)	—	(0.1)	—	—	NM
Other - Specialty	(0.1)	—	—	—	(0.1)	NM
Total operating earnings	$88.6	9.8%	$54.3	6.0%	$34.3	63.3%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales; Corporate and other is computed based on total consolidated net sales
(2) Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRA production tax credits. Also, included are start-up costs for exploration of a new lithium plant as well as start-up operating expenses from the New Ventures operating segment.

	Six months ended October 1, 2023		Six months ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$55.3	6.5%	$32.8	3.9%	$22.5	68.4%
Motive Power	103.7	14.7	82.1	11.7	21.6	26.2
Specialty	15.4	6.0	18.8	7.6	(3.4)	(18.2)
Corporate and other (2)	36.3	2.0	—	—	36.3	NM
Subtotal	210.7	11.6	133.7	7.4	77.0	57.4
Inventory adjustment relating to exit activities - Motive Power	—	—	(1.5)	(0.2)	1.5	(100.0)
Inventory adjustment relating to exit activities - Specialty	(3.1)	(1.2)	—	—	(3.1)	NM
Restructuring and other exit charges - Energy Systems	(2.7)	(0.3)	(1.0)	(0.1)	(1.7)	NM
Restructuring and other exit charges - Motive Power	(5.0)	(0.7)	(10.6)	(1.5)	5.6	(52.7)
Restructuring and other exit charges - Specialty	(5.8)	(2.3)	—	—	(5.8)	NM
Amortization of intangible assets - Energy Systems	(12.5)	(1.5)	(14.5)	(1.7)	2.0	(13.7)%
Amortization of intangible assets - Motive Power	(0.3)	—	(0.2)	—	(0.1)	55.5%
Amortization of intangible assets - Specialty	(1.4)	(0.5)	(1.4)	(0.6)	—	NM
Other - Energy Systems	(1.1)	(0.1)	—	—	(1.1)	NM
Other - Motive Power	(0.6)	(0.1)	(0.1)	—	(0.5)	NM
Other - Specialty	(0.2)	(0.1)	—	—	(0.2)	NM
Total operating earnings	$178.0	9.8%	$104.4	5.8%	$73.6	70.6%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales; Corporate and other is computed based on total consolidated net sales
(2) Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRA production tax credits. Also, included are start-up costs for exploration of a new lithium plant as well as start-up operating expenses from the New Ventures operating segment.

Operating earnings increased $34.3 million or 63.3% and increased $73.6 million or 70.6% in the second quarter and six months of fiscal 2024, respectively, compared to the second quarter and six months of fiscal 2023. Operating earnings, as a percentage of net sales, increased 380 basis points and 400 basis points in the second quarter and six months of fiscal 2024, respectively, compared to the second quarter and six months of fiscal 2023.

The Energy Systems operating earnings, as a percentage of sales, increased 200 basis points and 260 basis points in the second quarter and six months of fiscal 2024, respectively, compared to the second quarter and six months of fiscal 2023. This increase was primarily as a result significant price/mix gains that offset higher inflationary costs and lower volumes.

The Motive Power operating earnings, as a percentage of sales, increased 320 basis points and 300 basis points in the second quarter and six months of fiscal 2024, respectively, compared to the second quarter and six months of fiscal 2023. This increase was driven by significant pricing/mix gains partially offset by lower volumes and higher selling costs.

The Specialty operating earnings, as a percentage of sales, decreased 320 basis points and 160 basis points in the second quarter and six months of fiscal 2024, respectively, compared to the second quarter and six months of fiscal 2023. Despite achieving improved pricing recoveries, higher manufacturing and operating costs produced an adverse impact on operating earnings.

Interest Expense

	Quarter ended October 1, 2023		Quarter ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions		%
Interest expense	$12.2	1.4%	$15.4	1.7%	$(3.2)	-3.2	(21.0)%

	Six months ended October 1, 2023		Six months ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$27.4	1.5%	$27.0	1.5%	$0.4	1.5%

Interest expense of $12.2 million in the second quarter of fiscal 2024 (net of interest income of $0.5 million) was $3.2 million lower than the interest expense of $15.4 million in the second quarter of fiscal 2023 (net of interest income of $0.4 million).

Interest expense of $27.4 million in the six months of fiscal 2024 (net of interest income of $1.2 million) was $0.4 million higher than the interest expense of $27.0 million in the six months of fiscal 2023 (net of interest income of $0.8 million).

The decrease in interest expense in the second quarter of fiscal 2024 is due to lower borrowing levels partially offset by higher interest rates and the slight increase in the six months of fiscal 2024 is primarily due to lower borrowing levels almost completely offset by higher interest rates. Our average debt outstanding was $990.3 million and $1,030.3 million in the second quarter and six months of fiscal 2024, compared to $1,410.0 million and $1,350.9 million in the second quarter and six months of fiscal 2023.

Included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $0.8 million for the second quarter and six months of fiscal 2024 and $0.5 million and $1.0 million in the second quarter and six months of fiscal 2023.

Other (Income) Expense, Net

	Quarter ended October 1, 2023		Quarter ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$3.0	0.3%	$(1.4)	(0.2)%	$4.4	NM
NM = not meaningful

	Six months ended October 1, 2023		Six months ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$3.7	0.2%	$0.3	—%	$3.4	NM
NM = not meaningful

Other (income) expense, net in the second quarter of fiscal 2024 was expense of $3.0 million compared to income of $1.4 million in the second quarter of fiscal 2023. Other (income) expense, net in the six months of fiscal 2024 was expense of $3.7 million compared to expense of $0.3 million in the six months of fiscal 2023. Foreign currency impact resulted in a gain of $0.5 million and a gain of $2.8 million in the second quarter and six months of fiscal 2024, respectively, compared to a foreign currency gain of $3.8 million and $2.5 million in the second quarter and six months of fiscal 2023, respectively. Included in the second quarter and six months of fiscal 2023 foreign currency impact is a gain of $0.1 million and loss of $5.1 million relating to the remeasurement of monetary assets from the exit of our Russia operations.

Earnings Before Income Taxes

	Quarter ended October 1, 2023		Quarter ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$73.4	8.1%	$40.3	4.5%	$33.1	82.4%

	Six months ended October 1, 2023		Six months ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$146.9	8.1%	$77.1	4.3%	$69.8	90.8%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2024 increased $33.1 million, or 82.4%, compared to the second quarter of fiscal 2023 and increased $69.8 million, or 90.8% in the six months of fiscal 2024 compared to the six months of fiscal 2023.
Income Tax Expense

	Quarter ended October 1, 2023		Quarter ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$8.2	0.9%	$5.8	0.7%	$2.4	41.6%
Effective tax rate	11.2%		14.4%		(3.2)%

	Six months ended October 1, 2023		Six months ended October 2, 2022		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$14.9	0.8%	$11.6	0.7%	$3.3	29.1%
Effective tax rate	10.2%		15.0%		(4.8)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2024 and 2023 was based on the estimated effective tax rates applicable for the full years ending March 31, 2024 and March 31, 2023, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which we operate, changes in tax laws and the amount of our consolidated earnings before taxes.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. The IRA includes multiple incentives to promote clean energy, and energy storage manufacturing among other provisions with tax credits available from 2023 to 2032, subject to phase down beginning in 2030. In particular the IRA creates a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for battery cells and battery modules manufactured or assembled in the United States and sold to third parties. In the second quarter and six months of fiscal 2024, the IRA impact resulted in a reduction of our costs of goods sold and income tax payable of $21.8 million and $41.2 million, respectively. There is a possibility that additional clarification guidance is issued with respect to the Section 45X credit qualifications. Amounts recognized in the Consolidated Condensed Financial Statements are based on Management's judgement and best estimate utilizing the most current guidance. The

Company will continue to evaluate the effects of IRA as more guidance is issued and the relevant implications to our Consolidated Condensed Financial Statements. Actual results could differ from management’s current estimate.

The consolidated effective income tax rates for the second quarter of fiscal 2024 and 2023 were 11.2% and 14.4% and for the six months of fiscal 2024 and 2023 were 10.2% and 15.0%, respectively. The rate decrease in the second quarter and six months of fiscal 2024 compared to the prior year periods are primarily due to the impact of the IRA offset by the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 56% for fiscal 2024 compared to 83% for fiscal 2023. This reduction is primarily due to the IRA impact on domestic earnings. The foreign effective tax rates for the six months of fiscal 2024 and 2023 were 13.0% and 12.0%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2024 and fiscal 2023 and were taxed at an effective income tax rate of approximately 9% in both periods.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities provided cash of $185.7 million in the six months of fiscal 2024 compared to $70.3 million of cash used in the six months of fiscal 2023, with the increase in operating cash resulting mainly due to net earnings and activity in accounts receivable, inventory, and accounts payable. Accounts receivable decreased or provided cash of $93.4 million, and inventory decreased or provided cash of $10.5 million. Additionally, accounts payable decreased or used cash of $57.2 million. These results were due to lower sales in the period compared to the fourth quarter of fiscal 2023. In the six months of fiscal 2024, net earnings were $132.0 million, depreciation and amortization $45.2 million, stock-based compensation $13.1 million, non-cash charges relating to exit charges $4.1 million, allowance for doubtful debts of $1.5 million, derivative losses of $1.2 million, derivatives cash proceeds of $0.7 million, and non-cash interest of $0.8 million. Prepaid and other current assets were a use of funds of $13.9 million, primarily from an increase of $6.3 million in contract assets and $3.9 million in prepaid insurance partially offset by a decrease of $3.7 million in other prepaid expenses, such as taxes, non-trade receivables, and other advances. Accrued expenses were a use of funds of $44.8 million primarily from decrease in tax accruals of $37.4 million, deferred income and contract liabilities of $10.8 million, payroll related payments of $4.7 million net of accruals, decrease to sales related accruals of $2.9 million, and interest payments net of accruals of $1.0 million, partially offset by $2.9 million of freight charges, warranty accruals of $2.5 million , and other miscellaneous accruals of $7.2 million.
In the six months of fiscal 2023, primary operating capital, net of currency translation changes, resulted in an outflow of funds of $178.2 million. In the six months of fiscal 2023, net earnings were $65.5 million, depreciation and amortization $46.4 million, stock-based compensation $11.9 million, non-cash charges relating to exit charges $9.1 million, primarily relating to the Ooltewah, Tennessee plant closure, derivative settlements of $2.0 million, non-cash interest of $1.0 million, and allowance for doubtful debts of $0.2 million. Prepaid and other current assets were a use of funds of $17.5 million, primarily from an increase of $6.6 million of contract assets and $10.9 million in other prepaid expenses, such as taxes, insurance and other advances. Accrued expenses were a use of funds of $9.4 million primarily from selling and other expenses of $5.0 million, deferred income and contract liabilities of $3.4 million, payroll related payments of $2.1 million net of accruals, tax payments net of accruals of $1.3 million and warranty payments of $0.8 million, partially offset by other miscellaneous accruals of $3.2 million.

Investing activities used cash of $42.1 million in the six months of fiscal 2024, which primarily consisted of capital expenditures of $35.9 million relating to plant improvements and $8.3 million relating to the purchase of a business partially offset by $2.0 million in proceeds from sale of disposal of property, plant, and equipment.

Investing activities provided cash of $4.1 million in the six months of fiscal 2023 which primarily consisted of proceeds from termination of a net investment hedge of $43.4 million, partially offset by capital expenditures of $39.7 million relating to plant improvements.

Financing activities used cash of $153.5 million in the six months of fiscal 2024. During the six months of fiscal 2024, we borrowed $172.5 million under the Second Amended Revolver and repaid $252.5 million of the Second Amended Revolver. We repaid $12.7 million of the Second Amended Term Loan, and net repayments on short-term debt were $0.1 million. We purchased treasury stock totaling $47.3 million, paid cash dividends to our stockholders totaling $16.3 million and received proceeds from stock options of $9.7 million.

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
Currency translation had a negative impact of $9.1 million on our cash balance in the six months of fiscal 2024 compared to the negative impact of $41.0 million in the six months of fiscal 2023. In the six months of fiscal 2024, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound generally weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $18.9 million to $327.8 million, in the six months of fiscal 2024 compared to a decrease of $108.1 million to $294.4 million, in the six months of fiscal 2023.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2023 Annual Report. As of October 1, 2023, we had no significant changes to our contractual obligations table contained in our 2023 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts, interest rate swaps, and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at October 1, 2023 are $17.5 million (pre-tax). Those contracts that result in an asset position at October 1, 2023 are $6.3 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short-term borrowings in our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At October 1, 2023 and March 31, 2023 such agreements effectively convert $200.0 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference.

A 100 basis point increase in interest rates would have increased annual interest expense, by approximately $4.9 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
October 1, 2023	$58.2	59.0	$0.99	8%
March 31, 2023	47.9	50.0	0.96	8
October 2, 2022	59.4	67.5	0.88	10
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining two quarters of this fiscal year, we believe approximately 68% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at October 1, 2023, lead purchased by October 1, 2023 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $17 million in the second quarter and $36 million in the six months of fiscal 2024.

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

At a point in time, we hedge approximately 5% - 10% of the nominal amount of our known annual foreign exchange transactional exposures. We primarily enter into foreign currency exchange contracts to reduce the earnings and cash flow impact of the variation of non-functional currency denominated receivables and payables. The vast majority of such contracts are for a period not extending beyond one year.

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

At October 1, 2023 and October 2, 2022, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $27.1 million and $26.1 million, respectively.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2) (3)
July 1 - July 31, 2023	5,065	$111.41	—	$194,545,418
August 1- August 31, 2023	585,997	98.30	480,060	147,205,883
September 1 - October 1, 2023	6,156	105.26	—	147,205,883
Total	597,218	$98.48	480,060

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity based awards issued during such fiscal year under the 2017 Equity Incentive Plan and the 2023 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year, approximately $34.0 million.
(2) On March 9, 2022, the Company announced the establishment of a $150.0 million stock repurchase authorization, with no expiration date.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the quarter ended October 1, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 2.05     Costs Associated with Exit or Disposal Activities.

See disclosure under Item 2.06 below, which is incorporated herein by reference.

Item 2.06    Material Impairments.

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the charges for these actions will amount to approximately $15.0 million to $25.0 million relating to non-cash charges including inventory and an indefinite-lived intangible asset write-offs and approximately $1.0 million in cash charges including employee severance and retention payments.

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

Date: November 8, 2023