Form 10-Q
period 2023-12-31
EnerSys
filed 2024-02-07
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
Common Stock outstanding at February 2, 2024: 40,415,975 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 31, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$332,714	$346,665
Accounts receivable, net of allowance for doubtful accounts: December 31, 2023 - $10,312; March 31, 2023 - $8,775	498,499	637,817
Inventories, net	755,163	797,798
Prepaid and other current assets	185,901	113,601
Total current assets	1,772,277	1,895,881
Property, plant, and equipment, net	523,558	513,283
Goodwill	691,172	676,715
Other intangible assets, net	334,972	360,412
Deferred taxes	53,406	49,152
Other assets	127,253	121,231
Total assets	$3,502,638	$3,616,674
Liabilities and Equity
Current liabilities:
Short-term debt	$30,937	$30,642
Accounts payable	342,066	378,641
Accrued expenses	289,892	309,037
Total current liabilities	662,895	718,320
Long-term debt, net of unamortized debt issuance costs	880,833	1,041,989
Deferred taxes	60,065	61,118
Other liabilities	168,818	191,366
Total liabilities	1,772,611	2,012,793
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2023 and at March 31, 2023	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 56,347,317 shares issued and 40,399,131 shares outstanding at December 31, 2023; 56,004,613 shares issued and 40,901,059 shares outstanding at March 31, 2023	563	560
Additional paid-in capital	620,408	596,464
Treasury stock at cost, 15,948,186 shares held as of December 31, 2023 and 15,103,554 shares held as of March 31, 2023	(822,658)	(740,956)
Retained earnings	2,112,259	1,930,148
Contra equity - indemnification receivable	(1,988)	(2,463)
Accumulated other comprehensive loss	(182,050)	(183,474)
Total EnerSys stockholders’ equity	1,726,534	1,600,279
Nonredeemable noncontrolling interests	3,493	3,602
Total equity	1,730,027	1,603,881
Total liabilities and equity	$3,502,638	$3,616,674
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	December 31, 2023	January 1, 2023
Sales from products	$751,856	$819,457
Sales from services	109,692	100,770
Net sales	861,548	920,227
Cost of goods sold	511,014	624,697
Cost of services	85,819	82,745
Inventory adjustment relating to exit activities	16,067	(863)
Gross profit	248,648	213,648
Operating expenses	143,961	134,317
Restructuring and other exit charges	6,070	801
Impairment of indefinite-lived intangibles	6,020	—
Operating earnings	92,597	78,530
Interest expense	11,718	17,502
Other expense (income), net	2,221	3,180
Earnings before income taxes	78,658	57,848
Income tax expense	2,500	13,438
Net earnings attributable to EnerSys stockholders	$76,158	$44,410
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.88	$1.09
Diluted	$1.86	$1.08
Dividends per common share	$0.225	$0.175
Weighted-average number of common shares outstanding:
Basic	40,451,279	40,835,636
Diluted	41,047,893	41,281,693
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine months ended
	December 31, 2023	January 1, 2023
Sales from products	$2,348,815	$2,417,051
Sales from services	322,335	301,584
Net sales	2,671,150	2,718,635
Cost of goods sold	1,672,360	1,883,401
Cost of services	251,052	240,479
Inventory adjustment relating to exit activities	19,165	681
Gross profit	728,573	594,074
Operating expenses	432,284	398,752
Restructuring and other exit charges	19,613	12,394
Impairment of indefinite-lived intangibles	6,020	—
Operating earnings	270,656	182,928
Interest expense	39,179	44,560
Other expense (income), net	5,868	3,507
Earnings before income taxes	225,609	134,861
Income tax expense	17,425	25,001
Net earnings attributable to EnerSys stockholders	$208,184	$109,860
Net earnings per common share attributable to EnerSys stockholders:
Basic	$5.11	$2.69
Diluted	$5.02	$2.66
Dividends per common share	$0.625	$0.525
Weighted-average number of common shares outstanding:
Basic	40,770,524	40,787,654
Diluted	41,476,950	41,267,320
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Nine months ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net earnings	$76,158	$44,410	$208,184	$109,860
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	(6,722)	10,806	(2,441)	4,688
Pension funded status adjustment, net of tax	21	84	62	254
Foreign currency translation adjustment	33,356	60,565	3,694	(47,830)
Total other comprehensive income (loss), net of tax	26,655	71,455	1,315	(42,888)
Total comprehensive income (loss)	102,813	115,865	209,499	66,972
Comprehensive income (loss) attributable to noncontrolling interests	98	109	(109)	(315)
Comprehensive income (loss) attributable to EnerSys stockholders	$102,715	$115,756	$209,608	$67,287
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	December 31, 2023	January 1, 2023
Cash flows from operating activities
Net earnings	$208,184	$109,860
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,304	68,998
Write-off of assets relating to exit activities	21,506	8,360
Impairment of indefinite-lived intangibles	6,020	—
Derivatives not designated in hedging relationships:
Net losses (gains)	666	(1,383)
Cash (settlements) proceeds	(203)	40
Provision for doubtful accounts	1,912	(720)
Deferred income taxes	(258)	(716)
Non-cash interest expense	1,229	1,461
Stock-based compensation	22,894	18,770
(Gain) loss on disposal of property, plant, and equipment	644	(193)
Changes in assets and liabilities:
Accounts receivable	139,508	123,398
Inventories	27,401	(135,905)
Prepaid and other current assets	(3,602)	(8,323)
Other assets	(1,343)	(899)
Accounts payable	(45,650)	(31,614)
Accrued expenses	(126,857)	(17,149)
Other liabilities	(108)	1,858
Net cash provided by (used in) operating activities	320,247	135,843

Cash flows from investing activities
Capital expenditures	(59,005)	(57,512)
Purchase of business	(8,270)	—
Proceeds from termination of net investment hedges	—	43,384
Proceeds from disposal of property, plant, and equipment	2,037	452
Net cash (used in) provided by investing activities	(65,238)	(13,676)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(440)	(20,317)
Proceeds from Second Amended Revolver borrowings	182,500	291,100
Repayments of Second Amended Revolver borrowings	(327,500)	(422,082)
Repayments of Second and Third Amended Term Loans	(19,116)	(1,625)
Financing costs for debt modification	—	(1,096)
Option proceeds, net	9,668	1,060
Payment of taxes related to net share settlement of equity awards	(9,492)	(6,385)
Purchase of treasury stock	(82,331)	(22,907)
Dividends paid to stockholders	(25,423)	(21,386)
Other	910	842
Net cash (used in) financing activities	(271,224)	(202,796)
Effect of exchange rate changes on cash and cash equivalents	2,264	(23,778)
Net decrease in cash and cash equivalents	(13,951)	(104,407)
Cash and cash equivalents at beginning of period	346,665	402,488
Cash and cash equivalents at end of period	$332,714	$298,081
See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024.

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

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the third quarter of fiscal 2024 and 2023 amounted to $68,707 and $55,283, respectively. Revenues recognized over time for the nine months of fiscal 2024 and 2023 amounted to $196,173 and $168,489, respectively.

On December 31, 2023, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $117,256, of which, the Company estimates that approximately $59,357 will be recognized as revenue in fiscal 2024, $57,042 in fiscal 2025, and $810 in fiscal 2026, $23 in fiscal 2027, and $24 thereafter.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of December 31, 2023, the current and non-current portion of contract liabilities were $38,828 and $680, respectively. As of March 31, 2023, the current and non-current portion of contract liabilities were $34,594 and $1,437, respectively. Revenues recognized during the third quarter of fiscal 2024 and 2023 that were included in the contract liability at the beginning of the quarter, amounted to 10,072 and $7,382, respectively. Revenues recognized during the nine months of fiscal 2024 and 2023 that were included in the contract liability at the beginning of the year, amounted to $17,600 and $9,167, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $46,488 and $48,616 as of December 31, 2023 and March 31, 2023, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At December 31, 2023, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,684 and refund liability representing amounts estimated to be refunded to customers was $7,783.

3. Accounts Receivable

	December 31, 2023	March 31, 2023
Accounts receivable	$508,811	$646,592
Allowance for doubtful accounts	10,312	8,775
Accounts receivable, net	$498,499	$637,817

During the third quarter of fiscal 2023, the Company entered into a Receivables Purchase Agreement (RPA), under which the Company continuously sells its interest in designated pools of trade accounts receivables, at a discount, to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution ("unaffiliated financial institution") on a monthly basis. The Company may sell certain US-originated accounts receivable balances up to a maximum amount of $150,000. In return for these sales, the Company receives a cash payment equal to the face value of the receivables and is charged a fee of Secured Overnight Financing Rate (“SOFR”) plus 85 basis points against the sold receivable balance. The program is conducted through EnerSys Finance LLC ("EnerSys Finance"), an entity structured to be bankruptcy remote, and matures in December 2025. The Company is deemed the primary beneficiary of EnerSys Finance as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, EnerSys Finance is included in the Company’s Consolidated Condensed Financial Statements.

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

During the third quarter and the nine months of fiscal 2024, the Company sold $156,398 and $513,161, respectively, of accounts receivables for approximately $156,398 and $513,161, respectively, in proceeds to an unaffiliated financial institution, of which $180,446 and $542,931, respectively, were collected as of December 31, 2023. During the third quarter and nine months of fiscal 2023, the Company sold $150,000 of accounts receivables for approximately $149,700 in net proceeds to an unaffiliated financial institution, of which $25,623 were collected as of January 1, 2023. Total collateralized accounts receivables of approximately $183,512 were held by EnerSys Finance at December 31, 2023.

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

4. Inventories

	December 31, 2023	March 31, 2023
Raw materials	$306,592	$323,418
Work-in-process	111,160	123,401
Finished goods	337,411	350,979
Total	$755,163	$797,798

5. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2023 and March 31, 2023, and the basis for that measurement:

	Total Fair Value Measurement December 31, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(1,532)	$—	$(1,532)	$—
Foreign currency forward contracts	(560)	—	(560)	—
Interest Rate Swaps	113	—	113	—
Net investment hedges	(23,176)	—	(23,176)	—
Total derivatives	$(25,155)	$—	$(25,155)	$—

	Total Fair Value Measurement March 31, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(89)	$—	$(89)	$—
Foreign currency forward contracts	923	—	923	—
Interest Rate Swaps	(1,162)	—	(1,162)	—
Net investment hedges	(15,760)	—	(15,760)	—
Total derivatives	$(16,088)	$—	$(16,088)	$—

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

In fiscal 2020, the Company issued its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”), with an original face value of $300,000. The fair value of the 2027 Notes represents the trading values based upon quoted market prices and are classified as Level 2. The 2027 Notes were trading at approximately 95% and 92% of face value on December 31, 2023 and March 31, 2023, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at December 31, 2023 and March 31, 2023 were as follows:

	December 31, 2023		March 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives (1)	$—	$—	$—	$—
Financial liabilities:
Senior Notes (2)	$300,000	$285,000	$300,000	$276,000
Derivatives (1)	$(25,155)	$(25,155)	$(16,088)	$(16,088)
(1)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 6 for asset and liability positions of the lead, foreign currency forward contracts, interest rate swaps, and net investment hedges at December 31, 2023 and March 31, 2023).
(2)The fair value amount of the Senior Notes at December 31, 2023 and March 31, 2023 represent the trading value of the instruments.

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

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. As a result the Company's indefinite-lived trademark, which were acquired through acquisition, was recorded at fair value on a non-recurring basis at $880 and the remeasurement resulted in an impairment of $6,020 in the third quarter of fiscal 2024. In determining the fair value of these assets, the Company used a royalty rate of 1.5% based on comparable market rates and used discount rate of 24.5%. The inputs used to measure the fair value were largely unobservable and accordingly were classified as Level 3.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At December 31, 2023 and March 31, 2023, the Company has hedged the price to purchase approximately 52.5 million pounds and 50.0 million pounds of lead, respectively, for a total purchase price of $50,609 and $47,921, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of December 31, 2023 and March 31, 2023, the Company had entered into a total of $51,146 and $45,823, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At December 31, 2023 and March 31, 2023 such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

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

On September 29, 2022, the Company entered into cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150,000, maturing on December 15, 2027. The cross-currency fixed interest rate swap contracts qualify for hedge accounting as a net investment hedging instrument, which allows for them to be remeasured to foreign currency translation adjustment within AOCI (“Accumulated Other Comprehensive Income”) to offset the translation risk from those investments. Balances in the foreign currency translation adjustment accounts remain until the sale or substantially complete liquidation of the foreign entity, upon which they are recognized as a component of other income (expense).

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $1,229 of pretax (gain) relating to lead, foreign currency forward contracts and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of December 31, 2023 and March 31, 2023, the notional amount of these contracts was $65,699 and $102,558, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
December 31, 2023 and March 31, 2023

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023
Prepaid and other current assets:
Lead forward contracts	$—	$—	$—	$—	$—	$—
Foreign currency forward contracts	—	723	—	—	—	200
Net investment hedges	—	—	—	—	—	—
Other assets:
Interest rate swaps	113	—	—	—	—	—
Net investment hedges	—	—	—	—	—	—
Total assets	$113	$723	$—	$—	$—	$200
Accrued expenses:
Lead forward contracts	$1,532	$89	$—	$—	$—	$—
Foreign currency forward contracts	298	—	—	—	262	—
Other liabilities:
Interest rate swaps	—	1,162	—	—	—	—
Net investment hedges	—	—	23,176	15,760	—	—
Total liabilities	$1,830	$1,251	$23,176	$15,760	$262	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 31, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(2,403)	Cost of goods sold	$1,312
Foreign currency forward contracts	(90)	Cost of goods sold	410
Interest rate swaps	(2,946)	Interest expense	1,612
Total	$(5,439)		$3,334

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(7,420)	Interest expense	$796
Total	$(7,420)		$796

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$538
Total		$538

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended January 1, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$12,278	Cost of goods sold	$(4,144)
Foreign currency forward contracts	(654)	Cost of goods sold	1,660
Total	$11,624		$(2,484)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(10,526)	Interest expense	$360
Total	$(10,526)		$360

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,856
Total		$1,856

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 31, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(25)	Cost of goods sold	$4,860
Foreign currency forward contracts	769	Cost of goods sold	346
Interest rate swaps	3,517	Interest expense	2,242
Total	$4,261		$7,448

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(6,509)	Interest expense	$908
Total	$(6,509)		$908

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(666)
Total		$(666)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended January 1, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,750	Cost of goods sold	$(5,342)
Foreign currency forward contracts	1,962	Cost of goods sold	2,931
Total	$3,712		$(2,411)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$30,092	Interest expense	$3,283
Total	$30,092		$3,283

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,383
Total		$1,383

7. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2024 and 2023 was based on the estimated effective tax rates applicable for the full years ending March 31, 2024 and March 31, 2023, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. The IRA includes multiple incentives to promote clean energy, and energy storage manufacturing among other provisions with tax credits available from 2023 to 2032, subject to phase down beginning in 2030. In particular the IRA creates a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for battery cells and battery modules manufactured or assembled in the United States and sold to third parties. On December 14, 2023, the United States Treasury issued proposed regulations which provided further guidance related to the Section 45X Advanced Manufacturing Production Credit. In the third quarter and nine months of fiscal 2024, the IRA impact resulted in a reduction of our costs of goods sold and income tax payable of $59,119 and $100,353, respectively. The issuance of the aforementioned proposed regulations resulted in a $28,683 retroactive adjustment to the beginning of the effective date of the IRA, January 1, 2023, in the third quarter of fiscal 2024. Amounts recognized in the Consolidated Condensed Financial Statements are based on Management's judgement and best estimate utilizing the most current guidance. The Company will continue to evaluate the effects of IRA to the extent more guidance is issued and the relevant implications to our Consolidated Condensed Financial Statements. Actual results could differ from management’s current estimate.

The consolidated effective income tax rates for the third quarter of fiscal 2024 and 2023 were 3.2% and 23.2% and for the nine months of fiscal 2024 and 2023 were 7.7% and 18.5%, respectively. The rate decrease in the third quarter and nine months of fiscal 2024 compared to the prior year periods are primarily due to the impact of the IRA and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 52% for fiscal 2024 compared to 83% for fiscal 2023. This reduction is primarily due to the IRA Impact on domestic and total earnings. The foreign effective tax rates for the nine months of fiscal 2024 and 2023 were 11% and 15%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2024 and fiscal 2023 and were taxed at an effective income tax rate of approximately 9% in both periods.

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

	Quarter ended		Nine months ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Balance at beginning of period	$58,836	$52,394	$56,630	$54,978
Current period provisions	6,072	7,557	22,541	18,958
Costs incurred	(6,953)	(5,948)	(21,373)	(17,005)
Foreign currency translation adjustment	610	1,197	767	(1,731)
Balance at end of period	$58,565	$55,200	$58,565	$55,200

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. For additional information regarding these matters, see Note 19 - Commitments, Contingencies and Litigation to the Consolidated Financial Statements contained in the 2023 Annual Report. As of December 31, 2023 and March 31, 2023, the Company did not have a reserve balance related to these matters.

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

10. Restructuring and Other Exit Charges

Restructuring Programs

As disclosed in the 2023 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $344 remaining to be incurred by the end of fiscal 2024, mainly related to new plans started in fiscal 2024. Restructuring and exit charges for the third quarter of fiscal 2024 by reportable segments are as follows:

	Quarter ended December 31, 2023
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$(7)	$925	$—	$918
Exit charges	2,364	1,985	803	5,152
Restructuring and other exit charges	$2,357	$2,910	$803	$6,070

	Nine months ended December 31, 2023
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$2,707	$1,772	$34	$4,513
Exit charges	2,364	6,176	6,560	15,100
Restructuring and other exit charges	$5,071	$7,948	$6,594	$19,613

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2023	$445
Accrued	4,513
Costs incurred	(2,071)
Foreign currency impact	124
Balance as of December 31, 2023	$3,011

Exit Charges

Fiscal 2024 Program

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the total charges for these actions will amount to approximately $23,500. Non-cash charges for inventory and fixed assets write offs, and impairment of an indefinite-lived intangible asset are estimated to be $22,600, and cash charges for employee severance and retention payments are estimated to be $900. The plan is expected to be completed in fiscal 2024.

During the nine months of fiscal 2024, the Company recorded non-cash charges totaling $6,572 primarily related to indefinite-lived intangible asset write-off and cash charges of $438 related to severance costs. The Company also recorded a non-cash write off relating to inventories of $16,067, which was reported in cost of goods sold.

Spokane

On November 8, 2023, the Company committed to a plan to close its facility in Spokane, Washington, which primarily manufactures enclosure systems for telecommunications and related end markets. Management determined that existing manufacturing locations have the capacity to satisfy demand for these products and will execute more efficient distribution to customers. The Company currently estimates that the total charges for these actions will amount to approximately $3,600 relating to $700 in cash charges for employee severance, and non-cash charges of $2,900 relating to fixed assets, facility lease, and inventory. The plan is expected to be completed in fiscal 2024.

During the nine months of fiscal 2024, the Company recorded cash charges of $585 primarily related to severance costs and non-cash charges totaling $481 related to fixed asset write offs.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $11,758. Cash charges are estimated to total $7,865 primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3,893 relating to fixed assets, inventory, and contract assets. The plan is expected to be completed in fiscal 2024.

During fiscal 2023, the Company recorded cash charges of $1,682 related primarily related to severance costs and non-cash charges totaling $417 primarily relating to contract assets.

During the nine months of fiscal 2024, the Company recorded cash charges of $6,183 primarily related to severance costs, relocation expenses, and manufacturing variances and non-cash charges totaling $377. The Company also recorded a non-cash write off relating to inventories of $3,098, which was reported in cost of goods sold.

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

During the nine months of fiscal 2024, the Company recorded cash charges relating to site cleanup and decommissioning equipment of $3,505.

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

During the nine months of fiscal 2024, the Company recorded cash charges of $1,690 relating primarily to site cleanup and $407 of non-cash charges relating to accelerated depreciation of fixed assets.

11. Debt

The following summarizes the Company’s long-term debt as of December 31, 2023 and March 31, 2023:

	December 31, 2023		March 31, 2023
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$300,000	$2,272	$300,000	$2,705
Fourth Amended Credit Facility, due 2026	586,027	2,922	748,413	3,719
	$886,027	$5,194	$1,048,413	$6,424
Less: Unamortized issuance costs	5,194		6,424
Long-term debt, net of unamortized issuance costs	$880,833		$1,041,989

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

6.625% Senior Notes due 2032

On January 11, 2024, the Company issued $300,000 in aggregate principal amount of its 6.625% Senior Notes due January 15, 2032 (the “2032 Notes”). Proceeds from this offering, net of debt issuance costs were $297,000 and were utilized to pay down the Fourth Amended Credit Facility. The 2032 Notes bear interest at a rate of 6.625% per annum accruing from January 11, 2024. Interest is payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2024. The 2032 Notes mature on January 15, 2032, unless earlier redeemed or repurchased in full and are unsecured and unsubordinated obligations of the Company. They are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries that are guarantors under the Fourth Amended Credit Facility (defined below). These guarantees are unsecured and unsubordinated obligations of such guarantors.

The Company may redeem, prior to January 15, 2027, all or a portion of the 2032 Notes at a price equal to 100% of the aggregate principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid interest and a “make whole” premium to, but excluding, the redemption date. The Company may redeem, on or after January 15, 2027, all or a portion of the 2032

Notes at a price equal to 100% of the principal amount of the 2032 Notes, plus accrued and unpaid interest and a redemption premium to, but excluding, the redemption date. The Company may, in compliance with certain conditions, on any one or more occasions redeem up to 40% of the original aggregate principal amount of the 2032 Notes, with the net cash proceeds of one or more equity offerings at a price equal to 106.625% of the aggregate principal amount of the 2032 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. If a change of control triggering event occurs, the Company will be required to offer to repurchase the 2032 Notes at a price in cash equal to 101% of the aggregate principal amount of the 2032 Notes, plus accrued and unpaid interest to, but excluding, the date of repurchase.

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

Subsequent to the fourth amendment, the quarterly installments payable on the Second Amended Term Loan are $2,630 beginning December 31, 2022, $3,946 beginning December 31, 2024 and $5,261 beginning December 31, 2025 with a final payment of $157,821 on September 30, 2026. The Fourth Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the SOFR plus 10 basis points plus (i) between 1.125% and 2.25% (currently 1.250% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate or Canadian Prime Rate plus between 0.125% and 1.25%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%.

The quarterly installments payable on the Third Amended Term Loan were $3,750 beginning June 30, 2023, $5,625 beginning December 31, 2024 and $7,500 beginning December 31, 2025 with a final payment of $232,500 on September 30, 2026. The Third Amended Term Loan bears interest, at the Company's option, at a rate per annum equal to either (i) SOFR plus 10 basis points plus (i) between 1.375% and 2.50% (currently 1.500% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate plus between 0.375% and 1.50%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Term SOFR plus

1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero). Until the funds were drawn on March 13, 2023, the Company paid a commitment fee of 0.175% to 0.35% at a rate per annum on the unused portion.

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

As of December 31, 2023, the Company had $100,000 outstanding under the Second Amended Revolver, $197,277 under the Second Amended Term Loan, and $288,750 outstanding under the Third Amended Term Loan.

Current Portion of Debt

The scheduled repayments within the next twelve months, relating to the Second and Third Amended Term Loans, are $11,837 and $16,875, respectively, and is classified as long-term debt, as the Company expects to refinance the future quarterly payments with revolver borrowings under the Second Amended Credit Facility.

Short-Term Debt

As of December 31, 2023 and March 31, 2023, the Company had $30,937 and $30,642, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 6.7% and 7.0%, respectively, at December 31, 2023 and March 31, 2023.

Letters of Credit

As of December 31, 2023 and March 31, 2023, the Company had $2,605 and $3,565 of standby letters of credit, respectively.

Debt Issuance Costs

In connection with the Second Amended Credit Facility, the Company capitalized $2,952 in debt issuance costs and wrote off $128 of unamortized debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $410 and $487, respectively, for the third quarter ended December 31, 2023 and January 1, 2023, respectively and $1,230 and $1,461 for the nine months of fiscal 2024 and 2023. Debt issuance costs, net of accumulated amortization, totaled $5,194 and $6,424, respectively, at December 31, 2023 and March 31, 2023.

Available Lines of Credit

As of December 31, 2023 and March 31, 2023, the Company had available and undrawn, under all its lines of credit, $839,632 and $693,444, respectively, including $92,163 and $90,839, respectively, of uncommitted lines of credit.

12. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Service cost	$—	$—	$222	$228
Interest cost	161	146	521	425
Expected return on plan assets	(166)	(104)	(213)	(495)
Amortization and deferral	—	—	167	118
Net periodic benefit cost	$(5)	$42	$697	$276

	United States Plans		International Plans
	Nine months ended		Nine months ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Service cost	$—	$—	$660	$681
Interest cost	493	436	1,690	1,278
Expected return on plan assets	(318)	(341)	(1,025)	(1,497)
Amortization and deferral	—	—	223	356
Net periodic benefit cost	$175	$95	$1,548	$818

13. Stock-Based Compensation

As of December 31, 2023, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $9,817 for the third quarter of fiscal 2024 and $6,906 for the third quarter of fiscal 2023. Stock-based compensation was $22,894 and $18,770 for the nine months of fiscal 2024 and fiscal 2023, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the nine months of fiscal 2024, the Company granted to non-employee directors 27,371 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the nine months of fiscal 2024, the Company granted to management and other key employees 200,314 non-qualified stock options that vest ratably over three years from the date of the grant and 269,751 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the nine months of fiscal 2024 included the exercise of 178,835 stock options and the vesting of 260,967 restricted stock units and 30,597 TSRs.

As of December 31, 2023, there were 1,215,424 non-qualified stock options, 1,040,960 restricted stock units including non-employee director restricted stock units and 1,129 TSRs outstanding.

14. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the nine months ended December 31, 2023:

Shares outstanding as of March 31, 2023	40,901,059
Purchase of treasury stock	(855,034)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	353,106
Shares outstanding as of December 31, 2023	40,399,131

Treasury Stock

During the nine months ended December 31, 2023, the Company purchased 855,034 shares for $82,331 and purchased 358,365 shares for $22,907 during the nine months ended January 1, 2023. At December 31, 2023 and March 31, 2023, the Company held 15,948,186 and 15,103,554 shares as treasury stock, respectively. During the nine months ended December 31, 2023, the Company also issued 10,402 shares out of its treasury stock, valued at $62.55 per share to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of December 31, 2023 and March 31, 2023, are as follows:

	March 31, 2023	Before Reclassifications	Amounts Reclassified from AOCI	December 31, 2023
Pension funded status adjustment	$(4,423)	$—	$62	$(4,361)
Net unrealized gain (loss) on derivative instruments	1,411	3,266	(5,707)	(1,030)
Foreign currency translation adjustment (1)	(180,462)	3,803	—	(176,659)
Accumulated other comprehensive (loss) income	$(183,474)	$7,069	$(5,645)	$(182,050)
(1) Foreign currency translation adjustment for the nine months ended December 31, 2023 includes a $5,687 loss (net of taxes of $1,734) related to the Company's $150,000 cross-currency fixed interest rate swap contract.

The following table presents reclassifications from AOCI during the third quarter ended December 31, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(3,334)	Cost of goods sold
Tax expense	779
Net unrealized gain on derivative instruments, net of tax	$(2,555)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(796)	Interest expense
Tax expense	186
Net unrealized gain on derivative instruments, net of tax	$(610)

Defined benefit pension costs:
Prior service costs and deferrals	$167	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(146)
Net periodic benefit cost, net of tax	$21

The following table presents reclassifications from AOCI during the nine months ended December 31, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(7,448)	Cost of goods sold
Tax expense	1,741
Net unrealized gain on derivative instruments, net of tax	$(5,707)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(908)	Interest expense
Tax expense	212
Net unrealized gain on derivative instruments, net of tax	$(696)

Defined benefit pension costs:
Prior service costs and deferrals	$223	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(161)
Net periodic benefit cost, net of tax	$62

The following table presents reclassifications from AOCI during the third quarter ended January 1, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$2,484	Cost of goods sold
Tax benefit	(581)
Net unrealized loss on derivative instruments, net of tax	$1,903

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(360)	Interest expense
Tax expense	84
Net unrealized gain on derivative instruments, net of tax	$(276)

Defined benefit pension costs:
Prior service costs and deferrals	$118	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(34)
Net periodic benefit cost, net of tax	$84

The following table presents reclassifications from AOCI during the nine months ended January 1, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$2,411	Cost of goods sold
Tax benefit	(564)
Net unrealized gain on derivative instruments, net of tax	$1,847

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(3,283)	Interest expense
Tax expense	767
Net unrealized gain on derivative instruments, net of tax	$(2,516)

Defined benefit pension costs:
Prior service costs and deferrals	$356	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(102)
Net periodic benefit cost, net of tax	$254

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the third quarter and nine months ended December 31, 2023:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2023	$—	$560	$596,464	$(740,956)	$1,930,148	$(183,474)	$(2,463)	$1,600,279	$3,602	$1,603,881
Stock-based compensation	—	—	7,933	—	—	—	—	7,933	—	7,933
Exercise of stock options	—	5	7,649	—	—	—	—	7,654	—	7,654
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	65	214	—	—	—	279	—	279
Net earnings	—	—	—	—	66,797	—	—	66,797	—	66,797
Dividends ($0.175 per common share)	—	—	184	—	(7,357)	—	—	(7,173)	—	(7,173)
Dissolution of joint venture	—	—	—	—	—	—	—	—	—	—
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $9)	—	—	—	—	—	20	—	20	—	20
Net unrealized gain (loss) on derivative instruments (net of tax expense of $544)	—	—	—	—	—	1,786	—	1,786	—	1,786
Foreign currency translation adjustment	—	—	—	—	—	2,192	—	2,192	(190)	2,002
Balance at July 2, 2023	$—	$565	$612,295	$(740,742)	$1,989,588	$(179,476)	$(2,463)	$1,679,767	$3,412	$1,683,179
Stock-based compensation	—	—	5,144	—	—	—	—	5,144	—	5,144
Exercise of stock options	—	(1)	2,015	—	—	—	—	2,014	—	2,014
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(7,348)	—	—	—	—	(7,348)	—	(7,348)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	475	475	—	475
Purchase of common stock	—	—	—	(47,340)	—	—	—	(47,340)	—	(47,340)
Other	—	(1)	151	194	—	—	—	344	—	344
Net earnings	—	—	—	—	65,229	—	—	65,229	—	65,229
Dividends ($0.225 per common share)	—	—	233	—	(9,401)	—	—	(9,168)	—	(9,168)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $6)	—	—	—	—	—	21	—	21	—	21
Net unrealized gain (loss) on derivative instruments (net of tax of $762)	—	—	—	—	—	2,495	—	2,495	—	2,495
Foreign currency translation adjustment	—	—	—	—	—	(31,647)	—	(31,647)	(17)	(31,664)
Balance at October 1, 2023	$—	$563	$612,490	$(787,888)	$2,045,416	$(208,607)	$(1,988)	$1,659,986	$3,395	$1,663,381

Stock-based compensation	—	—	9,817	—	—	—	—	9,817	—	9,817
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(2,144)	—	—	—	—	(2,144)	—	(2,144)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(34,991)	—	—	—	(34,991)	—	(34,991)
Other	—	—	11	221	—	—	—	232	—	232
Net earnings	—	—	—	—	76,158	—	—	76,158	—	76,158
Dividends ($0.225 per common share)	—	—	234	—	(9,315)	—	—	(9,081)	—	(9,081)
Other comprehensive income:								—		—
Pension funded status adjustment (net of tax benefit of $146)	—	—	—	—	—	21	—	21	—	21
Net unrealized gain (loss) on derivative instruments (net of tax of $2,051)	—	—	—	—	—	(6,722)	—	(6,722)	—	(6,722)
Foreign currency translation adjustment	—	—	—	—	—	33,258	—	33,258	98	33,356
Balance at December 31, 2023	$—	$563	$620,408	$(822,658)	$2,112,259	$(182,050)	$(1,988)	$1,726,534	$3,493	$1,730,027

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the third quarter and nine months ended January 1, 2023:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2022	$—	$557	$571,464	$(719,119)	$1,783,586	$(143,495)	$(3,620)	$1,489,373	$3,902	$1,493,275
Stock-based compensation	—	—	5,330	—	—	—	—	5,330	—	5,330
Exercise of stock options	—	1	—	—	—	—	—	1	—	1
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(633)	—	—	—	—	(633)	—	(633)
Purchase of common stock	—	—	—	(22,907)	—	—	—	(22,907)	—	(22,907)
Other	—	—	(41)	240	—	—	—	199	—	199
Net earnings	—	—	—	—	30,978	—	—	30,978	—	30,978
Dividends ($0.175 per common share)	—	—	174	—	(7,282)	—	—	(7,108)	—	(7,108)
Dissolution of joint venture	—	—	—	—	—	—	—	—	—	—
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $34)	—	—	—	—	—	89	—	89	—	89
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $2,514)	—	—	—	—	—	(8,234)	—	(8,234)	—	(8,234)
Foreign currency translation adjustment	—	—	—	—	—	(52,010)	—	(52,010)	(210)	(52,220)
Balance at July 3, 2022	$—	$558	$576,294	$(741,786)	$1,807,282	$(203,650)	$(3,620)	$1,435,078	$3,692	$1,438,770
Stock-based compensation	—	—	6,534	—	—	—	—	6,534	—	6,534
Exercise of stock options	—	1	114	—	—	—	—	115	—	115
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(5,624)	—	—	—	—	(5,624)	—	(5,624)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	963	963	—	963
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	28	276	—	—	—	304	—	304
Net earnings	—	—	—	—	34,472	—	—	34,472	—	34,472

Dividends ($0.175 per common share)	—	—	174	—	(7,312)	—	—	(7,138)	—	(7,138)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $34)	—	—	—	—	—	81	—	81	—	81
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $647)	—	—	—	—	—	2,116	—	2,116	—	2,116
Foreign currency translation adjustment	—	—	—	—	—	(55,961)	—	(55,961)	(214)	(56,175)
Balance at October 2, 2022	$—	$559	$577,520	$(741,510)	$1,834,442	$(257,414)	$(2,657)	$1,410,940	$3,478	$1,414,418
Stock-based compensation	—	—	6,906	—	—	—	—	6,906	—	6,906
Exercise of stock options	—	1	946	—	—	—	—	947	—	947
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(128)	—	—	—	—	(128)	—	(128)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	194	194	—	194
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	(30)	314	—	—	—	284	—	284
Net earnings	—	—	—	—	44,410	—	—	44,410	—	44,410
Dividends ($0.225 per common share)	—	—	193	—	(7,333)	—	—	(7,140)	—	(7,140)
Other comprehensive income:								—		—
Pension funded status adjustment (net of tax benefit of $34)	—	—	—	—	—	84	—	84	—	84
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $3,298)	—	—	—	—	—	10,806	—	10,806	—	10,806
Foreign currency translation adjustment	—	—	—	—	—	60,456	—	60,456	109	60,565
Balance at January 1, 2023	$—	$560	$585,407	$(741,196)	$1,871,519	$(186,068)	$(2,463)	$1,527,759	$3,587	$1,531,346

15. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Nine months ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net earnings attributable to EnerSys stockholders	$76,158	$44,410	$208,184	$109,860
Weighted-average number of common shares outstanding:
Basic	40,451,279	40,835,636	40,770,524	40,787,654
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	596,614	446,057	706,426	479,666
Diluted weighted-average number of common shares outstanding	41,047,893	41,281,693	41,476,950	41,267,320
Basic earnings per common share attributable to EnerSys stockholders	$1.88	$1.09	$5.11	$2.69
Diluted earnings per common share attributable to EnerSys stockholders	$1.86	$1.08	$5.02	$2.66
Anti-dilutive equity awards not included in diluted weighted-average common shares	427,148	1,200,525	423,955	1,181,550

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

Summarized financial information related to the Company's reportable segments for the third quarter and nine months ended December 31, 2023 and January 1, 2023, is shown below:

	Quarter ended		Nine months ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net sales by segment to unaffiliated customers (1)
Energy Systems	$373,573	$434,310	$1,220,587	$1,279,913
Motive Power	355,396	361,788	1,061,383	1,067,632
Specialty	132,579	124,129	389,180	371,090
Total net sales	$861,548	$920,227	$2,671,150	$2,718,635
Operating earnings by segment
Energy Systems	$14,309	$27,654	$69,521	$60,435
Motive Power	52,715	47,214	156,531	129,501
Specialty	7,496	11,609	22,900	30,431
Corporate and other (3)	55,758	—	92,055	—
Inventory adjustment relating to exit activities - Energy Systems	(16,067)	211	(16,067)	211
Inventory adjustment relating to exit activities - Motive Power	—	652	—	(892)
Inventory adjustment relating to exit activities - Specialty	—	—	(3,098)	—
Restructuring and other exit charges - Energy Systems	(2,358)	(158)	(5,073)	(1,097)
Restructuring and other exit charges - Motive Power	(2,909)	(650)	(7,947)	(11,304)
Restructuring and other exit charges - Specialty	(803)	7	(6,593)	7
Amortization - Energy Systems	(6,047)	(6,941)	(18,483)	(21,348)
Amortization - Motive Power	(170)	(110)	(512)	(330)
Amortization - Specialty	(702)	(733)	(2,106)	(2,200)
Intangibles Impairment - Energy Systems	(6,020)	—	(6,020)	—
Other - Energy Systems	(2,449)	(90)	(3,508)	(251)
Other - Motive Power	(122)	(135)	(712)	(235)
Other - Specialty	(34)	—	(232)	—
Total operating earnings (2)	$92,597	$78,530	$270,656	$182,928

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
17. Subsequent Events

On February 7, 2024, the Board of Directors approved a quarterly cash dividend of $0.225 per share of common stock to be paid on March 29, 2024 to stockholders of record as of March 15, 2024.

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

•economic, financial and other impacts of the pandemic, including global supply chain disruptions;
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
•our acquisition strategy may not be successful in identifying advantageous targets;
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
•Specialty - premium starting, lighting and ignition applications in transportation, energy solutions for satellites, spacecraft, commercial aircraft, military aircraft, submarines, ships and other tactical vehicles as well as medical devices and equipment.
•New Ventures - energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles.

Economic Climate

The economic climate in North America, China and EMEA slowed in calendar 2022 after experiencing strong growth during calendar 2021. All regions experienced a rise in inflation in calendar 2023 and were negatively impacted by the war in Ukraine. We expect interest rates to continue to stay elevated and potentially decrease in the second half of calendar year 2024 in the U.S. and the Euro zone. China’s slowing economy is facing further headwinds caused by pressure on the renminbi and the impact from its zero COVID polices that were relaxed in August of 2023.

Supply chain disruptions and cost spikes in certain materials that impacted EnerSys during calendar year 2022 and the beginning of calendar year 2023 started to stabilize during the second quarter of calendar year 2023. While there are still pockets of supply chain challenges and some elevated materials costs such as plastic resins, electronic components and utilities, other costs such as transportation have returned to pre-COVID levels. However, recent geopolitical tensions between Hamas and Israel have begun to disrupt shipments in the Red Sea. As a result, some ocean freight costs and transit times may temporarily increase until shipping in the region returns to normal. In addition, we have broadly achieved our hiring and labor retention goals in certain locations that were facing challenges at the beginning of the year. Generally, our mitigation efforts and ongoing lean initiatives have tempered the impact of the pandemic-related challenges. The market demand in our Motive Power and Specialty segments remains robust, but cyclical capex pauses in the communication networks market has decreased demand in the Energy Systems segment since our fiscal second quarter.

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

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $911.6 million (yielding a primary operating capital percentage of 26.5%) at December 31, 2023, $1,057.0 million (yielding a primary operating capital percentage of 26.7%) at March 31, 2023 and $1,071.7 million at January 1, 2023 (yielding a primary operating capital percentage of 29.1%). The primary operating capital percentage of 26.5% at December 31, 2023 improved by 20 basis points compared to March 31, 2023 and improved 260 basis points compared to January 1, 2023. The decrease in primary operating capital percentage at December 31, 2023 compared to March 31, 2023 was primarily due to a reduction in accounts receivable inventory as a result of lower sales and a seasonal reduction in accounts payable compared to the fourth fiscal quarter of the prior fiscal year. The decrease in primary operating capital percentage at December 31, 2023 compared to January 1, 2023 was primarily from a reduction in accounts receivable and inventory as a result of lower sales compared to the third quarter of fiscal 2023.

Primary operating capital and primary operating capital percentages at December 31, 2023, March 31, 2023 and January 1, 2023 are computed as follows:

($ in Millions)	December 31, 2023	March 31, 2023	January 1, 2023
Accounts receivable, net	$498.5	$637.8	$581.8
Inventory, net	755.2	797.8	835.2
Accounts payable	(342.1)	(378.6)	(345.3)
Total primary operating capital	$911.6	$1,057.0	$1,071.7
Trailing 3 months net sales	$861.6	$989.9	$920.2
Trailing 3 months net sales annualized	$3,446.4	$3,959.6	$3,680.8

Primary operating capital as a % of annualized net sales	26.5%	26.7%	29.1%

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $333 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $747 million at December 31, 2023, availability subject to credit agreement financial covenants.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

During the second quarter of fiscal 2022, we entered into a second amendment to the Amended Credit Facility (as amended, the “Second Amended Credit Facility”). As a result, the Second Amended Credit Facility, now scheduled to mature on September 30, 2026, consists of a $130.0 million senior secured term loan and a CAD 106.4 million ($84.2 million) term loan (the “Second Amended Term Loan”) and an $850.0 million senior secured revolving credit facility (the “Second Amended Revolver”). This amendment resulted in a decrease of the Amended Term Loan by $150.0 million and an increase of the Amended Revolver by $150.0 million.

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

On January 11, 2024, we issued $300 million in aggregate principal amount of our 6.625% Senior Notes due 2032 (the “2032 Notes”). Proceeds from this offering, net of debt issuance costs were $297.0 million and were utilized to pay down the Fourth Amended Credit Facility. We plan to use the remaining net proceeds for general corporate purposes, including to repay a portion of the outstanding borrowings under the revolving portion of its existing credit facility (without a reduction in commitment).

During the nine months of fiscal 2024, we purchased 855,034 shares for $82.3 million.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisitions, stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales decreased $58.7 million or 6.4% in the third quarter of fiscal 2024 as compared to the third quarter of fiscal 2023. This decrease was the result of an 7% decrease in organic volume, partially offset by a 1% increase in pricing.

Net sales decreased $47.5 million or 1.7% in the nine months of fiscal 2024 as compared to the nine months of fiscal 2023. This decrease was due to an 8% decrease in organic volume, partially offset by a 5% increase in pricing and a 1% increase in foreign currency translation.

Segment sales

	Quarter ended December 31, 2023		Quarter ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$373.5	43.4%	434.3	47.2%	$(60.8)	(14.0)%
Motive Power	355.4	41.3	361.8	39.3	(6.4)	(1.8)
Specialty	132.6	15.4	124.1	13.5	8.5	6.8
Total net sales	$861.5	100.0%	$920.2	100.0%	$(58.7)	(6.4)%

	Nine months ended December 31, 2023		Nine months ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$1,220.6	45.7%	$1,279.9	47.1%	$(59.3)	(4.6)%
Motive Power	1,061.4	39.7	1,067.7	39.3	(6.3)	(0.6)
Specialty	389.1	14.6	371.0	13.7	18.1	4.9
Total net sales	$2,671.1	100.0%	$2,718.6	100.0%	$(47.5)	(1.7)%

Net sales of our Energy Systems segment in the third quarter of fiscal 2024 decreased $60.8 million or 14.0% compared to the third quarter of fiscal 2023. This decrease was due to a 15% decrease in organic volume, partially offset by a 1% increase in price/mix. This decrease in sales was driven by capital spending pauses of our telecommunication and broadband customers. Net sales of our Energy Systems segment in the nine months of fiscal 2024 decreased $59.3 million or 4.6% compared to the nine months of fiscal 2023. This decrease was due to a 12% decrease in organic volume, offset by a 7% increase in price/mix. This decrease in sales was driven by a decrease in demand from telecommunication and broadband customers as a result in a pause in the capital spending, offset by stronger demand within the data centers markets.

Net sales of our Motive Power segment in the third quarter of fiscal 2024 decreased by $6.4 million or 1.8% compared to the third quarter of fiscal 2023. This decrease was primarily due to a 3% decrease in organic volume, offset by a 1% increase from acquisitions. We continue to benefit from improved pricing and favorable sales mix, offset by a return to normal sales patterns. Net sales of our Motive Power segment in the nine months of fiscal 2024 decreased by $6.3 million or 0.6% compared to the nine months of fiscal 2023. This decrease was primarily due to a 7% decrease in organic volume, offset by a 5% increase in price/mix and a 1% increase in foreign currency translation. We continue to benefit from continued improved pricing and favorable sales mix.

Net sales of our Specialty segment in the third quarter of fiscal 2024 increased by $8.5 million or 6.8% compared to the third quarter of fiscal 2023. The increase was primarily due to a 6% increase in organic volume and a 1% increase in foreign currency translation. This increase in sales was primarily driven by strong demand in the transportation sector. Net sales of our Specialty segment in the nine months of fiscal 2024 increased by $18.1 million or 4.9% compared to the nine months of fiscal 2023. The increase was primarily due to a 3% increase in pricing, a 1% increase in organic volume and a 1% increase in foreign currency translation. This increase in net sales was primarily driven by improved pricing and strong demand in primarily the transportation and space sectors, which is restrained by our capacity growth in our Missouri plants.

Gross Profit

	Quarter ended December 31, 2023		Quarter ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$248.6	28.9%	$213.7	23.2%	$34.9	16.4%

	Nine months ended December 31, 2023		Nine months ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$728.5	27.3%	$594.1	21.9%	$134.4	22.6%

Gross profit increased $34.9 million or 16.4% in the third quarter and increased $134.4 million or 22.6% in the nine months of fiscal 2024 compared to the comparable periods of fiscal 2023. Gross profit, as a percentage of net sales, increased 570 basis points and increased 540 basis points in the third quarter and nine months of fiscal 2024, respectively, compared to the third quarter and nine months of fiscal 2023. The increase in the gross profit margin in the current quarter reflects the impact of IRA benefits in fiscal year 2024 and a strong performance in our price/mix, which offset year on year cost increases.

Operating Items

	Quarter ended December 31, 2023		Quarter ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$143.9	16.7%	$134.4	14.6%	$9.5	7.2%
Restructuring and other exit charges	$6.1	0.7%	$0.8	0.1%	$5.3	NM

	Nine months ended December 31, 2023		Nine months ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$432.3	16.2%	$398.8	14.7%	$33.5	8.4%
Restructuring and other exit charges	$19.6	0.7%	$12.4	0.5%	$7.2	58.3%

Operating expenses, as a percentage of sales, increased 210 basis points and increased 150 basis points in the third quarter and nine months of fiscal 2024, compared to the comparable periods of fiscal 2023.

Selling expenses, our main component of operating expenses, decreased $2.1 million or 3.6% in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, and decreased 19 basis points as a percentage of net sales. In the nine months of fiscal 2024, selling expenses increased by $4.8 million or 2.9% compared to the nine months of fiscal 2023 and increased 29 basis points as a percentage of net sales. The decrease in selling expenses as a percentage of sales in the current quarter is a result of our cost reduction initiatives partially offsetting labor increases earlier this fiscal year.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our third quarter and nine months of fiscal 2024 operating results of Energy Systems were restructuring charges of $0.0 million and $2.7 million respectively. Included in our third quarter and nine months of fiscal 2024 operating results of Motive Power were restructuring charges of $0.9 million and $1.8 million, respectively.

Included in our third quarter and nine months of fiscal 2023 operating results of Energy Systems were restructuring charges of $0.3 million and $1.2 million, respectively. Included in our third quarter and nine months of fiscal 2023 operating results of Motive Power were restructuring charges of $0.1 million and $0.3 million, respectively.

Exit Charges

Fiscal 2024 Programs

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the total charges for these actions will amount to $23.5 million relating primarily to $22.6 million in non-cash charges primarily including inventory and an indefinite-lived intangible asset write-offs and $0.9 million in cash charges including employee severance and retention payments. The plan is expected to be completed in fiscal 2024.

During the nine months of fiscal 2024, the Company recorded non-cash charges totaling $6.6 million primarily related to indefinite-lived intangible asset write-off and cash charges of $0.4 million related to severance costs. The Company also recorded a non-cash write off relating to inventories of $16.1 million, which was reported in cost of goods sold.

Spokane

On November 8, 2023, the Company committed to a plan to close its facility in Spokane, Washington, which primarily manufactures enclosure systems for telecommunications and related end markets. Management determined that existing manufacturing locations have the capacity to satisfy demand for these products and will execute more efficient distribution to customers. The Company currently estimates that the total charges for these actions will amount to approximately $3.6 million relating to $0.7 million in cash charges for employee severance, and non-cash charges of $2.9 million fixed assets, facility lease, and inventory. The plan is expected to be completed in fiscal 2024.

During the nine months of fiscal 2024, the Company recorded cash charges of $0.6 million primarily related to severance costs and non-cash charges totaling $0.5 million related to fixed asset write offs.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $11.8 million. Cash charges are estimated to total $7.9 million primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3.9 million relating to fixed assets, inventory, and contract assets. The plan is expected to be completed in fiscal 2024.

During fiscal 2023, the Company recorded $1.7 million primarily related to severance costs and non-cash charges totaling $0.4 million primarily relating to contract assets.

During the nine months of fiscal 2024, the Company recorded cash charges of $6.2 million primarily related to severance costs, relocation expenses, and manufacturing variances and non-cash charges totaling $0.4 million. The Company also recorded a non-cash write off relating to inventories of $3.1 million, which was reported in cost of goods sold.

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

During the nine months of fiscal 2024, the Company recorded cash charges relating to site cleanup and decommissioning equipment of $3.5 million.

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

During the nine months of fiscal 2024, the Company recorded cash charges of $1.7 million relating primarily to site cleanup and $0.4 million of non-cash charges relating to accelerated depreciation of fixed assets.

Operating Earnings

	Quarter ended December 31, 2023		Quarter ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$14.3	3.8%	$27.7	6.4%	$(13.4)	(48.3)%
Motive Power	52.8	14.8	47.2	13.1	5.6	11.7
Specialty	7.5	5.7	11.6	9.4	(4.1)	(35.4)
Corporate and other (2)	55.7	6.5	—	—	55.7	NM
Subtotal	130.3	15.1	86.5	9.4	43.8	50.7
Inventory adjustment relating to exit activities - Energy Systems	(16.1)	(4.3)	0.2	—	(16.3)	NM
Inventory adjustment relating to exit activities - Motive Power	—	—	0.7	0.2	(0.7)	NM
Restructuring and other exit charges - Energy Systems	(2.4)	(0.6)	(0.2)	—	(2.2)	NM
Restructuring and other exit charges - Motive Power	(2.9)	(0.8)	(0.6)	(0.2)	(2.3)	NM
Restructuring and other exit charges - Specialty	(0.8)	(0.6)	—	—	(0.8)	NM
Amortization of intangible assets - Energy Systems	(6.0)	(1.6)	(7.0)	(1.6)	1.0	(12.9)
Amortization of intangible assets - Motive Power	(0.2)	—	(0.1)	—	(0.1)	54.5
Amortization of intangible assets - Specialty	(0.7)	(0.5)	(0.7)	(0.6)	—	(4.2)
Intangibles Impairment - Energy Systems	(6.0)	(1.6)	—	—	(6.0)	NM
Other - Energy Systems	(2.4)	(0.7)	(0.2)	—	(2.2)	NM
Other - Motive Power	(0.2)	—	(0.1)	—	(0.1)	NM
Total operating earnings	$92.6	10.7%	$78.5	8.5%	$14.1	17.9%
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

	Nine months ended December 31, 2023		Nine months ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$69.6	5.7%	$60.4	4.7%	$9.2	15.0%
Motive Power	156.5	14.7	129.5	12.1	27.0	20.9
Specialty	22.9	5.9	30.4	8.2	(7.5)	(24.7)
Corporate and other (2)	92.0	3.4	—	—	92.0	NM
Subtotal	341.0	12.8	220.3	8.1	120.7	54.7
Inventory adjustment relating to exit activities - Energy Systems	(16.1)	(1.3)	0.2	—	(16.3)	NM
Inventory adjustment relating to exit activities - Motive Power	—	—	(0.8)	(0.1)	0.8	NM
Inventory adjustment relating to exit activities - Specialty	(3.1)	(0.8)	—	—	(3.1)	NM
Restructuring and other exit charges - Energy Systems	(5.1)	(0.4)	(1.2)	(0.1)	(3.9)	NM
Restructuring and other exit charges - Motive Power	(7.9)	(0.7)	(11.2)	(1.1)	3.3	(29.7)
Restructuring and other exit charges - Specialty	(6.6)	(1.7)	—	—	(6.6)	NM
Amortization of intangible assets - Energy Systems	(18.5)	(1.5)	(21.6)	(1.7)	3.1	(13.4)%
Amortization of intangible assets - Motive Power	(0.5)	—	(0.3)	—	(0.2)	55.2%
Amortization of intangible assets - Specialty	(2.1)	(0.5)	(2.1)	(0.6)	—	(4.3)%
Intangibles Impairment - Energy Systems	(6.0)	(0.5)	—	—	(6.0)	NM
Other - Energy Systems	(3.5)	(0.3)	(0.2)	—	(3.3)	NM
Other - Motive Power	(0.8)	(0.1)	(0.2)	—	(0.6)	NM
Other - Specialty	(0.2)	(0.1)%	—	—	(0.2)	NM
Total operating earnings	$270.6	10.1%	$182.9	6.7%	$87.7	48.0%
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

Operating earnings increased $14.1 million or 17.9% and increased $87.7 million or 48.0% in the third quarter and nine months of fiscal 2024, respectively, compared to the third quarter and nine months of fiscal 2023. Operating earnings, as a percentage of net sales, increased 220 basis points and 340 basis points in the third quarter and nine months of fiscal 2024, respectively, compared to the third quarter and nine months of fiscal 2023.

The Energy Systems operating earnings, as a percentage of sales, decreased 260 basis points and increased 100 basis points in the third quarter and nine months of fiscal 2024, respectively, compared to the third quarter and nine months of fiscal 2023. This decrease for the quarter was primarily as a result of lower volumes that were partially offset by lower lead and freight costs; and the increase for the year was a result of continued price/mix gains that offset higher inflationary costs and lower volumes.

The Motive Power operating earnings, as a percentage of sales, increased 170 basis points and 260 basis points in the third quarter and nine months of fiscal 2024, respectively, compared to the third quarter and nine months of fiscal 2023. These increases were driven by significant pricing/mix gains partially offset by lower volumes and higher operating expenses.

The Specialty operating earnings, as a percentage of sales, decreased 370 basis points and 230 basis points in the third quarter and nine months of fiscal 2024, respectively, compared to the third quarter and nine months of fiscal 2023. These decreases were primarily a result of higher manufacturing and operating costs that produced an adverse impact on operating earnings.

Interest Expense

	Quarter ended December 31, 2023		Quarter ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$11.7	1.4%	$17.5	1.9%	$(5.8)	(33.1)%

	Nine months ended December 31, 2023		Nine months ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$39.1	1.5%	$44.5	1.6%	$(5.4)	(12.1)%

Interest expense of $11.7 million in the third quarter of fiscal 2024 (net of interest income of $0.8 million) was $5.8 million lower than the interest expense of $17.5 million in the third quarter of fiscal 2023 (net of interest income of $0.4 million).

Interest expense of $39.1 million in the nine months of fiscal 2024 (net of interest income of $2.0 million) was $5.4 million lower than the interest expense of $44.5 million in the nine months of fiscal 2023 (net of interest income of $1.1 million).

The decrease in interest expense in the third quarter of fiscal 2024 and in the nine months of fiscal 2024 is primarily due to lower borrowing levels and impact from interest rate swaps partially offset by higher interest rates. Our average debt outstanding was $970.5 million and $1,008.4 million in the third quarter and nine months of fiscal 2024, compared to $1,300.2 million and $1,361.6 million in the third quarter and nine months of fiscal 2023.

Included in interest expense are non-cash charges for deferred financing fees of $0.4 million and $1.2 million for the third quarter and nine months of fiscal 2024 and $0.5 million and $1.5 million in the third quarter and nine months of fiscal 2023.

Other (Income) Expense, Net

	Quarter ended December 31, 2023		Quarter ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$2.2	0.3%	$3.2	0.3%	$(1.0)	(30.2)%
NM = not meaningful

	Nine months ended December 31, 2023		Nine months ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$5.9	0.2%	$3.5	0.1%	$2.4	67.3%
NM = not meaningful

Other (income) expense, net in the third quarter of fiscal 2024 was expense of $2.2 million compared to expense of $3.2 million in the third quarter of fiscal 2023. Other (income) expense, net in the nine months of fiscal 2024 was expense of $5.9 million compared to expense of $3.5 million in the nine months of fiscal 2023. Foreign currency impact resulted in a gain of $0.4 million and a gain of $3.2 million in the third quarter and nine months of fiscal 2024, respectively, compared to a foreign currency loss of $1.3 million and a gain of $1.2 million in the third quarter and nine months of fiscal 2023, respectively. Included in the third quarter and nine months of fiscal 2023 foreign currency impact is a gain of $0.6 million and loss of $4.5 million relating to the remeasurement of monetary assets from the exit of our Russia operations.

Earnings Before Income Taxes

	Quarter ended December 31, 2023		Quarter ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$78.7	9.1%	$57.8	6.3%	$20.9	36.0%

	Nine months ended December 31, 2023		Nine months ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$225.6	8.4%	$134.9	5.0%	$90.7	67.3%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2024 increased $20.9 million, or 36.0%, compared to the third quarter of fiscal 2023 and increased $90.7 million, or 67.3% in the nine months of fiscal 2024 compared to the nine months of fiscal 2023.
Income Tax Expense

	Quarter ended December 31, 2023		Quarter ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$2.5	0.3%	$13.4	1.5%	$(10.9)	(81.4)%
Effective tax rate	3.2%		23.2%		(20.0)%

	Nine months ended December 31, 2023		Nine months ended January 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$17.4	0.7%	$25.0	0.9%	$(7.6)	(30.3)%
Effective tax rate	7.7%		18.5%		(10.8)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2024 and 2023 was based on the estimated effective tax rates applicable for the full years ending March 31, 2024 and March 31, 2023, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which we operate, changes in tax laws and the amount of our consolidated earnings before taxes.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. The IRA includes multiple incentives to promote clean energy, and energy storage manufacturing among other provisions with tax credits available from 2023 to 2032, subject to phase down beginning in 2030. In particular the IRA creates a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for battery cells and battery modules manufactured or assembled in the United States and sold to third parties. On December 14, 2023, the United States Treasury issued proposed regulations which provided further guidance related to the Section 45X Advanced Manufacturing Production Credit. In the third quarter and nine months of fiscal 2024, the IRA impact resulted in a reduction of our costs of goods sold and income tax payable of $59.1 million and $100.4 million, respectively. The issuance of the aforementioned proposed regulations resulted in a $28.7 million retroactive adjustment to the beginning of the effective date of the IRA, January 1, 2023, in the third quarter of fiscal 2024. There is a possibility that additional clarification guidance is issued with respect to the Section 45X credit qualifications. Amounts recognized in the Consolidated Condensed Financial Statements are based on Management's judgement and best estimate utilizing the most current guidance. The Company will continue to evaluate the effects of IRA as more guidance is issued and the relevant implications to our Consolidated Condensed Financial Statements. Actual results could differ from management’s current estimate.

The consolidated effective income tax rates for the third quarter of fiscal 2024 and 2023 were 3.2% and 23.2% and for the nine months of fiscal 2024 and 2023 were 7.7% and 18.5%, respectively. The rate decrease in the third quarter and nine months of fiscal 2024 compared to the prior year periods are primarily due to the impact of the IRA and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 52% for fiscal 2024 compared to 83% for fiscal 2023. This reduction is primarily due to the IRA impact on domestic earnings. The foreign effective tax rates for the nine months of fiscal 2024 and 2023 were 11.0% and 15.0%, respectively. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2024 and fiscal 2023 and were taxed at an effective income tax rate of approximately 9% in both periods.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities provided cash of $320.2 million in the nine months of fiscal 2024 compared to $135.8 million of cash provided in the nine months of fiscal 2023, with the increase in operating cash resulting mainly due to net earnings and activity in accounts receivable, inventory, and accounts payable. Accounts receivable decreased or provided cash of $139.5 million, and inventory decreased or provided cash of $27.4 million. Additionally, accounts payable decreased or used cash of $45.7 million. These results were due to lower sales in the period compared to the fourth quarter of fiscal 2023. In the nine months of fiscal 2024, net earnings were $208.2 million, depreciation and amortization $68.3 million, stock-based compensation $22.9 million, non-cash charges relating to exit charges $21.5 million, impairment of trademarks $6.0 million, allowance for doubtful debts of $1.9 million, derivative losses of $0.7 million, derivatives cash settlements of $0.2 million, and non-cash interest of $1.2 million. Prepaid and other current assets were a use of funds of $3.6 million, primarily from an increase of $6.9 million in prepaid taxes, $4.0 million in other prepaids, and $1.4 million in prepaid insurance partially offset by a decrease of $8.7 million in other prepaid expenses, such as non-trade receivables and other advances. Accrued expenses were a use of funds of $126.9 million primarily from decrease in tax accruals of $101.3 million, other miscellaneous accruals of $3.1 million, payroll related payments of $16.0 million net of accruals, decrease to sales related accruals of $3.0 million, and interest payments net of accruals of $5.9 million, partially offset by $2.4 million in restructuring and warranty accruals of $1.8 million.
In the nine months of fiscal 2023, operating activities provided cash of $135.8 million, with the increase in operating cash resulting mainly due to net earnings. Accounts receivable decreased or provided cash of $123.4 million due to sale of $150.0 million accounts receivable under the RPA entered into December 21, 2022. Inventory increased or used cash of $135.9 million. All components of inventory increased due to strategic investment, supply chain delays, new products and higher inventory costs from higher raw material costs, manufacturing and freight costs and to address the high backlog of customer orders. Accounts payable decreased or used cash of $31.6 million due to seasonal reduction. In the nine months of fiscal 2023, net earnings were $109.9 million, depreciation and amortization $69.0 million, stock-based compensation $18.8 million, non-cash charges relating to exit charges $8.4 million, primarily relating to the Ooltewah, Tennessee plant closure, derivative gains of $1.4 million, non-cash interest of $1.5 million, and allowance for doubtful debts of $0.7 million. Prepaid and other current assets were a use of funds of $8.3 million, primarily from an increase of $13.6 million in other prepaid expenses, such as taxes, insurance and other advances, partially offset by a $5.3 million decrease in contract assets. Accrued expenses were a use of funds of $17.1 million primarily from payroll related payments of $10.4 million net of accruals, tax payments net of accruals of $10.4 million, interest payments net of accruals of $6.2 million, partially offset by deferred income and contract liabilities of $3.9 million, freight charges of $3.5 million, warranty accruals of $1.2 million, other miscellaneous accruals of $1.3 million.

Investing activities used cash of $65.2 million in the nine months of fiscal 2024, which primarily consisted of capital expenditures of $59.0 million relating to plant improvements and $8.3 million relating to the purchase of a business partially offset by $2.0 million in proceeds from sale of disposed property, plant, and equipment.

Investing activities used cash of $13.7 million in the nine months of fiscal 2023 which primarily consisted of capital expenditures of $57.5 million relating to plant improvements, partially offset by proceeds from termination of a net investment hedge of $43.4 million.

Financing activities used cash of $271.2 million in the nine months of fiscal 2024. During the nine months of fiscal 2024, we borrowed $182.5 million under the Second Amended Revolver and repaid $327.5 million of the Second Amended Revolver. We repaid $19.1 million of the Second and Third Amended Term Loan, and net repayments on short-term debt were $0.4 million. We purchased treasury stock totaling $82.3 million, paid cash dividends to our stockholders totaling $25.4 million, paid taxes related to settlement of equity awards totaling $9.5 million and received proceeds from stock options of $9.7 million.

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
Currency translation had a positive impact of $2.3 million on our cash balance in the nine months of fiscal 2024 compared to the negative impact of $23.8 million in the nine months of fiscal 2023. In the nine months of fiscal 2024, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound generally strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $14.0 million to $332.7 million, in the nine months of fiscal 2024 compared to a decrease of $104.4 million to $298.1 million, in the nine months of fiscal 2023.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2023 Annual Report. As of December 31, 2023, we had no significant changes to our contractual obligations table contained in our 2023 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts, interest rate swaps, and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at December 31, 2023 are $26.2 million (pre-tax). Those contracts that result in an asset position at December 31, 2023 are $1.0 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short-term borrowings in our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At December 31, 2023 and March 31, 2023 such agreements effectively convert $200.0 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR, as a floating rate reference.

A 100 basis point increase in interest rates would have increased annual interest expense, by approximately $4.2 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
December 31, 2023	$50.6	52.5	$0.96	8%
March 31, 2023	47.9	50.0	0.96	8
January 1, 2023	60.0	65.0	0.92	10
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 100% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at December 31, 2023, lead purchased by December 31, 2023 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $18 million in the third quarter and $54 million in the nine months of fiscal 2024.

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

At December 31, 2023 and January 1, 2023, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $28.9 million and $11.0 million, respectively.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2) (3)
October 2 - October 31, 2023	374,974	$93.32	374,974	$112,213,965
November 1 - November 30, 2023	—	—	—	112,213,965
December 1 - December 31, 2023	—	—	—	112,213,965
Total	374,974	$93.32	374,974

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
During the quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

Date: February 7, 2024