Form 10-K
period 2024-03-31
EnerSys
filed 2024-05-22
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2024 or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at October 1, 2023: $3,859,791,990 (1) (based upon its closing transaction price on the New York Stock Exchange on September 29, 2023).
(1)For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 17, 2024:                          40,147,603 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about August 1, 2024 are incorporated by reference in Part III of this Annual Report.

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

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•economic, financial and other impacts of the pandemic, global supply chain disruptions, and labor shortages;
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
For the Fiscal Year Ended March 31, 2024

PART I

ITEM 1.	BUSINESS

Overview

EnerSys (the “Company,” “we,” or “us”) is a world leader in stored energy solutions for industrial applications. We design, manufacture, and distribute energy systems solutions, and motive power batteries, specialty batteries, battery chargers, power equipment, battery accessories and outdoor equipment enclosures solutions to customers worldwide. Energy Systems, which combine power conversion, power distribution, energy storage, and thermally managed enclosures, are used in the telecommunication, broadband, data center, and utility industries, uninterruptible power supplies, and numerous applications requiring stored energy solutions. Motive Power batteries and chargers are utilized in electric forklift trucks, automated guided vehicles (AGVs), and other industrial electric powered vehicles. Specialty batteries are used in aerospace and defense applications, large over the road trucks, premium automotive, and medical products. New Ventures provides energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles. We also provide aftermarket and customer support services to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives, and our internal sales force around the world.

The Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis. The Company identifies the following as its four operating segments, based on lines of business:

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
•Specialty - premium batteries for starting, lighting and ignition applications in premium automotive and large over-the-road trucks, energy storage solutions for satellites, spacecraft, commercial aircraft, military land vehicles, aircraft, submarines, ships and other tactical vehicles, as well as medical devices and equipment; and
•New Ventures - energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles.
See Note 23 to the Consolidated Financial Statements for information on segment reporting.

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2024”, which refers to our fiscal year ended March 31, 2024. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2024 ended on July 2, 2023, October 1, 2023, December 31, 2023, and March 31, 2024, respectively. The four quarters in fiscal 2023 ended on July 3, 2022, October 2, 2022, January 1, 2023, and March 31, 2023, respectively.

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

Between fiscal years 2003 through 2024, we made thirty-five acquisitions around the globe. There were no significant acquisitions in fiscal 2024, 2023, and 2022.

On May 2, 2024, EnerSys announced that the Company has entered into a definitive agreement to acquire Bren-Tronics, Inc. for approximately $208 million, subject to adjustments. Bren-Tronics, Inc is a leading manufacturer of highly reliable portable power solutions, including small and large lithium batteries and charging solutions, for military and defense applications. The acquisition is expected to close by the end of the second quarter of fiscal 2025, subject to the satisfaction of customary closing conditions.

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

Our New Ventures energy storage and management systems are sold to customers who own or manage commercial real estate and own or manage retail operations. The systems are sold globally through our direct sales channel. We received our first system orders in fiscal year 2024 from our launch customer in Canada and other customers based in the United States.

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

Competition

The industrial energy storage market is highly competitive both among competitors who manufacture and sell industrial energy storage solutions and batteries, energy management solutions, dynamic fast chargers for EVs, and among customers who purchase these solutions. Our competitors range from development stage companies to large domestic and international corporations. Certain of our competitors produce energy storage products utilizing technologies or chemistries different from our own. We compete primarily on the basis of reputation, product quality, reliability of service, delivery lead time and price. We believe that our products and services are competitively priced.

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

New Ventures

We compete globally within the energy storage system and DC fast charging market with specialized lithium technologies offering solutions that combine energy management for commercial and retail buildings and dynamic fast charging for EVs. Our primary competitors are Jule, Tritium, and ABB.

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

Employees

At March 31, 2024, we had approximately 10,797 employees. Of these employees, approximately 28% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 7% of the total workforce. The average term of these agreements is 2 years, with the longest term being 4 years. We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2024.

Information about Our Executive Officers
As of May 22, 2024, our executive officers are:

David M. Shaffer, age 59, President and Chief Executive Officer. Mr. Shaffer has been a director of EnerSys and has served as our President and Chief Executive Officer since April 2016. Prior thereto, he served as President and Chief Operating Officer since November 2014. From January 2013 through October 2014, he served as our President-EMEA. From 2008 to 2013, Mr. Shaffer was our President-Asia. Prior thereto he was responsible for our telecommunications sales in the Americas. Mr. Shaffer joined EnerSys in 2005 and has worked in various roles of increasing responsibility in the industry since 1989. Mr. Shaffer received his Masters of Business Administration degree from Marquette University and his Bachelor of Science degree in Mechanical Engineering from the University of Illinois.

Andrea J. Funk, age 54, Executive Vice President and Chief Financial Officer. Ms. Funk joined EnerSys in December 2018 and served as Vice President Finance, Americas. She was promoted to Executive Vice President & Chief Financial Officer effective April 1, 2022. Ms. Funk holds a Master of Business Administration degree from The Wharton School of Business, and a Bachelor of Science degree in accounting from Villanova University and was a certified public accountant. Previously, Ms. Funk served as Chief Financial Officer and then Chief Executive Officer of Cambridge Lee Industries LLC from 2010-2018. Prior, she served in positions of increasing responsibility at Carpenter Technology, Arrow International, Rhone-Poulenc Rorer, Bell Atlantic Corporation and Ernst & Young. Since July 2017, Ms. Funk has served on the Board of Directors of Crown Holdings Inc., whose shares are traded on the New York Stock Exchange, and is a member of their Audit and Compensation Committees.

Joern Tinnemeyer, age 51, Senior Vice President and Chief Technology Officer. Mr. Tinnemeyer has served as Senior Vice President and Chief Technology Officer since October 2017. He joined EnerSys in August 2016 as its Vice President and Chief Technology Officer. Mr. Tinnemeyer is responsible for global engineering, global quality, and technology development. His primary focus of expertise includes energy storage systems, system design optimization, safety topologies and control theory. He has worked on some of the most advanced lithium battery packs for major automotive OEMs. He currently also serves as Chairman of NaatBatt, North America’s foremost organization to foster advanced energy storage systems. Mr. Tinnemeyer studied applied mathematics and electrical engineering at the University of Toronto and holds a MSc in Astronautics and Space Engineering.

Shawn M. O’Connell, age 51, President, Energy Systems Global. Since November 2023, Mr. O’Connell serves as our President, Energy Systems Global. Prior thereto, Mr. O’Connell served as President, Motive Power Global since July 2020. From April 2019 through July 2020, he served as our President, Motive Power, our Vice President – Reserve Power Sales and Service for the Americas from February 2017, and Vice President, EnerSys Advanced Systems from December 2015 to January 2017. Mr. O’Connell joined EnerSys in 2011, serving in various sales and marketing capacities in several areas of our business. Mr. O’Connell received his Master of Business Administration degree in International Business from the University of Redlands, CA and his Bachelor of Arts degree in English Literature from the California State University, San Bernardino. Mr. O’Connell is a veteran of the U.S. Army’s 82nd Airborne Division (Paratroopers) where he served as a Signals Intelligence Analyst, Spanish Linguist, and held a Top-Secret security clearance.

Andrew M. Zogby, age 64, Former President, Energy Systems Global. Mr. Zogby served as President, Energy Systems Global from July 2020 through November 2023. Prior thereto, from April 2019, he served as President, Energy Systems–Americas.
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

Chad C. Uplinger, age 52, President Motive Power Global. Mr. Uplinger has served as our President, Motive Power Global since November 2023. Prior to that, he served as Vice President, Motive Power, Americas since November 2017, General Manager of Motive Power Specialty Markets since April 2013, and District Manager in the Mid-Atlantic Region since April 2002. Mr. Uplinger began his career with EnerSys in 1999 and has held various roles in sales and marketing throughout the Motive Power business. Mr. Uplinger earned a Bachelor of Science in Marketing Management from PennWest California.

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

Environmental and safety certifications

Eighteen of our facilities in the Americas, EMEA and Asia are certified to ISO 14001 standards. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Eight facilities in EMEA and Asia are certified to ISO 45001 standards. The ISO 45001 is a globally recognized occupational health and safety management systems standard.

Climate change impacts

The potential impact of climate change on our operations is uncertain. The changing climate may result in new and erratic weather patterns, increases in the frequency or severity of storms, increased and decreased temperatures and rising sea levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. Risk Factors, our operating results are significantly influenced by weather, and major changes in historical weather patterns could have a notable impact on our future operating results. For example, if climate change results in drier weather and more accommodating temperatures over a significant period of time, we may be able to increase our productivity, which could positively impact our revenues and gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather conditions, we could experience reduced productivity, which could negatively impact our revenues and gross margins. Further, while an increase in severe weather events, such as hurricanes, tropical storms, blizzards and ice storms, can create a greater amount of emergency restoration service work (an area of potential revenue generation), it often also can result in delays or other negative consequences for our manufacturing operations, or challenges to the consistent delivery of materials from our supply chain or of our products to distributors, which could negatively impact our financial results. Climate change may also affect the conditions in which we operate, and in some cases, expose us to potentially increased liabilities associated with those environmental conditions. Concerns about climate change could also result in new regulations, regulatory actions or requirements to invest in energy efficiency, any of which could result in increased costs associated with our operations. We are aware of the proposed rules on climate disclosure released by the SEC in March of last year. While we are following the progression of the rule, we are pleased to note that we are preparing to meet many of its conditions in advance. We released comprehensive Sustainability Reports in both 2022 and 2023, which are aligned with GRI and SASB standards. Included in these reports, we announced key, measurable environmental, social, and governance (“ESG”) goals and objectives aimed at advancing progress in sustainability, reducing our environmental footprint and creating an inclusive and empowering workplace for all employees. We also issued our second Task Force of Climate Related Financial Disclosures (TCFD) Report in January 2024. As part of our growing sustainability commitment, we announced during fiscal year 2022 that we joined the United Nations Global Compact, Alliance to Save Energy, the U.S. Department of Energy’s Better Plants Program (through which we committed to reducing our energy intensity by 25% over the next 10 years (from a calendar year 2020 baseline)), the United Nations CEO Water Mandate and the CEO Action for Diversity & Inclusion. In calendar 2023, we also submitted our CDP Climate Change disclosure to maintain transparency with our stakeholders and track our progress towards a low carbon society. We have conducted and published a climate risk analysis and have published our Scope 1, 2 and 3 emissions annually. We have set net-neutral goals for Scopes 1 (2040) and 2 (2050) and have marked consistent decreases in both overall carbon emissions as well as carbon intensity. For FY24 sustainability metrics were incorporated into the annual goals of our CEO and certain elements of employee compensation.

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

Quality Systems

We utilize a global strategy for quality management systems, policies and procedures, the basis of which is ISO 9001:2015, a worldwide recognized quality standard. We believe in the principles of this standard and reinforce the same by requiring mandatory certification to the ISO 9001 standard for all manufacturing locations globally. We also focus on plant certifications that serve specific industries such as AS9100 (Aerospace), ISO13485:2016 (Medical Devices), ISO/TS 22163:2017 (Rail), IATF 16949:2016 (Automotive). We have also acquired our first Lithium-Ion product certification in accordance with ISO 26262 (Product Safety).

This strategy enables us to provide consistent quality products and services to meet our customers’ needs.

Human Capital Management

EnerSys believes that human capital management, including attracting, developing and retaining a high-quality workforce, is critical to our long-term success. We are committed to fostering a culture of innovation, collaboration and continuous learning, driving sustainable growth and long-term value creation for our shareholders, employees and stakeholders alike.

We consider our talent management lifecycle and creating a positive employee experience key to a highly stable and engaged workforce and a critical element to meet strategic business goals. Our Board of Directors, through the Compensation Committee and the Nominating and Corporate Governance Committee, retains oversight of our human capital management process, including demographics, talent development, employee retention, material aspects of employee compensation, as well as diversity, equity and inclusion, as well as talent recruitment, development and retention. The Nominating and Corporate Governance Committee reports on human capital matters at each regularly scheduled Board of Directors meeting. The most significant human capital measures, objectives and initiatives include the following:

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

Diversity, Equity and Inclusion (DEI) Strategy: We believe in attracting and retaining top talent from diverse backgrounds. Our recruitment process ensures that we not only hire individuals that possess the requisite capabilities and skills but also align with our Company values. This includes active promotion and activity in diversity and inclusion initiatives, striving to create a work environment where every employee feels valued, respected and empowered to contribute their unique perspectives. We do not tolerate discrimination or harassment of any nature. Individuals are evaluated based on merit, without concern for race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We are committed to providing equal and equitable opportunities to every member of our workforce. We have an executive DEI steering committee, are committed to the CEO Action for Diversity and Inclusion and cultivate our inclusive culture with robust business resource groups.

Philanthropy and Volunteerism: Through our Charitable Giving Program, EnerSys is strongly committed to being an outstanding corporate citizen on a global basis in all the countries and communities where we do business. This commitment is reflected in a strong ethic for charitable contributions, endorsement of community activities, encouraging employees to give freely of their own time to serve on boards or committees for non-profit organizations and supporting educational programs in schools and colleges.

We established a Corporate Giving Committee to assist the Company in its philanthropic endeavors that support the communities in which we live and work. Additionally, we regularly sponsor volunteer events and fundraising campaigns, to encourage our employees to give back to our communities.

Training, Career Development, and Performance Management: We are committed to developing a qualified and motivated workforce to power our continued innovation and growth. We provide opportunities for employees to gain the skills and knowledge they need to advance in the Company and fulfill their personal career goals.

We encourage continuous feedback between employees and managers, and employees receive formal development feedback from their manager through a quarterly 1:1 review meeting. These discussions encourage an open dialogue to identify and cultivate skills and opportunities and plan for career growth. We encourage and train our leaders to facilitate effective conversations and measure the effectiveness of these conversations by surveying our employees to monitor leadership effectiveness. In addition to training and development opportunities, all new employees are required to participate in trainings to introduce them to the EnerSys business, our strategy, culture and philosophies. We encourage all our employees to engage in ongoing training, professional development and educational advancement programs. Through our established EnerSys Academy, we provide employees worldwide with resources to expand their skills and knowledge on a broad scope of relevant topics, to promote their growth and development.

Compensation and Benefits: To attract, retain and recognize talent, we aim to ensure merit-based compensation practices and strive to provide competitive compensation and benefit packages to our workforce. We provide employee wages that are consistent with employee positions, skill levels, experience, knowledge and geographic location. We align our executives’ and eligible employees’ annual bonus opportunity and long-term equity compensation with our stockholders’ interests by linking realizable pay with company financial performance. In addition, we perform annual pay equity studies to evaluate our global pay practices across the organization.

Environmental, Social and Governance

At EnerSys, we understand that an effective business strategy must also be one that evaluates and addresses environmental and social risk factors as well as opportunities to leverage sustainable operations and ethical behavior as a means of driving business value. To that end, we have been integrating the fundamental values of sustainability into our everyday operations and future business strategies. Our Sustainability Team coordinates environmental, social and governance our efforts with respect to climate change management, product sustainability, operations, and supply chain management.

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

Sustainability at EnerSys is, however, about more than just the benefits and impacts of our products. Our commitment encompasses essential environmental, social and governance issues fundamental to how we manage our own operations. Minimizing our environmental footprint and providing a safe and inclusive workplace for our employees are top priorities for EnerSys. Being an excellent neighbor and good corporate citizen in the communities where we work and live is extremely important as well. Our products facilitate positive environmental, social and economic impacts around the world. We believe that the power systems and energy management sector have a key role to play in finding innovative solutions to address global climate change. Our Climate Change policy underscores our goal to carry out all business activities in a sustainable manner. Our Environmental Policy and practices aim to protect, conserve, and sustain the world’s natural resources, as well as to protect our customers and the communities in which we live and operate. As one example of this, we offer a complete battery recycling program to assist our customers in preserving our environment and comply with recycling and waste disposal regulations.

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

We have an ESG steering committee, which includes members of senior management and funded additional staffing to further support the ongoing development of our sustainability program. Our Board of Directors oversees our programs related to matters of corporate responsibility and sustainability performance, including climate change, through the Nominating and Corporate Governance Committee. We publish an annual Sustainability Report, including environmental, social and governance data, as well as a Task Force on Climate Related Financial Disclosures report and submission to the CDP. We are members of United Nations Global Compact, Alliance to Save Energy, the U.S. Department of Energy’s Better Plants Program (through which we committed to reducing our energy intensity by 25% over the next 10 years (from a calendar year 2020 baseline)), and the United Nations CEO Water Mandate. These actions demonstrate the strength and commitment to sustainability throughout the organization worldwide.

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

We may experience issues with lithium-ion cells or other components manufactured at our proposed gigafactory, which may harm the production and profitability of our energy storage products.

Our plan to grow the volume and profitability of our energy storage products depends on significant lithium-ion battery cell production, including by our partner Verkor SAS at a proposed gigafactory in South Carolina. If we are unable to commence, or, when opened, otherwise do not maintain and grow, our respective operations, or if we are unable to do so cost-effectively or hire and retain highly-skilled personnel there, our ability to manufacture our products profitably would be limited, which may harm our business and operating results. Additionally, the start-up of operations after such project has been completed is also subject to risk. In addition, in order to complete the construction of the proposed gigafactory, we are relying upon, among other things, short-term and long-term incentive packages through South Carolina and Greenville County, federal funding and benefits under Section 45X of the Inflation Reduction Act. Our ability to realize and procure these benefits is subject to a variety of market, operational, regulatory and labor-related factors. Any failure to complete these projects, or any delays or failure to achieve the anticipated results from the implementation of this project, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

The cost of our battery products depends in part upon the prices and availability of raw materials such as lead, lithium, nickel, cobalt or other metals. Lead is our most significant raw material and is used along with significant amounts of plastics, steel, copper and other materials in our manufacturing processes. We estimate that raw material costs account for over half of our cost of goods sold. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products. Additionally, our suppliers may not be willing or able to reliably meet our timelines or our cost and quality needs, which may require us to replace them with other sources. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and other transportation costs. Any reduced availability of these raw materials or substantial increases in their prices may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which in turn could damage our brand, business, prospects, financial condition and operating results.

Volatile raw material costs can significantly affect our operating results and make period-to-period comparisons difficult. To reduce the volatility of our costs, we periodically enter into hedging arrangements for a portion of our projected lead requirements. However, we cannot assure you that we will be able to either hedge the costs or secure the availability of our raw material requirements at a reasonable level or, even with respect to our agreements that adjust pricing to a market-based index for lead, pass on to our customers the increased costs of our raw materials without affecting demand or that limited availability of materials will not impact our production capabilities. Our inability to raise the price of our products in response to increases in prices of raw materials due to pricing pressure, contract terms or other factors or to maintain a proper supply of raw materials could have an adverse effect on our business, financial position and results of operations.

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

A work stoppage at one or more of our facilities, whether caused by fire, flooding, epidemics, pandemics, military hostilities, government-imposed shutdowns, severe weather, including that caused by climate change, other natural disaster or otherwise, could have a material adverse effect on our business, financial condition and results of operations. In addition, some of our employees are represented by labor unions or works councils under collective bargaining agreements with varying durations and terms. Although we believe that our relations with our employees are strong, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. No assurances can be made that we will not experience work stoppages due to government directives, employee health concerns, and other types of conflicts with labor unions, works councils, and other similar groups in the future.

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

Global Operations Risks

Our results of operations may be negatively impacted by public health epidemics or outbreaks.

Public health epidemics or outbreaks could adversely impact our global operations. For example, the COVID-19 pandemic caused disruption to the global economy, including economic slowdowns and supply chain disruptions that adversely affected our business, financial position and results of operations. In response to public health epidemics or outbreaks, countries imposed prolonged quarantines and travel restrictions, which may significantly impact the ability of our employees to get to their places of work to produce products, may make it such that we are unable to obtain sufficient components or raw materials and component parts on a timely basis or at a cost-effective price or may significantly hamper our products from moving through the supply chain.

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

We invoice our foreign sales and service transactions in local and foreign currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current exchange rates as of the balance sheet dates. Approximately 40% of net sales were generated outside of the United States in fiscal 2024. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, including the effects of inflation, primarily the euro, British pound, Polish zloty, Chinese renminbi, Mexican peso and Swiss franc, may adversely affect our revenue, cost of goods sold and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. In addition, we have balance sheet foreign currency positions that benefit from a stronger U.S. dollar and weak euro and may impact other income expense and equity on the balance sheet.

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

Financial and Accounting Risks

The Inflation Reduction Act of 2022 ("IRA") contains production tax credits for certain battery cells and battery modules. The Company's ability to benefit from Section 45X production tax credits is not guaranteed and is dependent upon the federal government's ongoing implementation, guidance, regulations, and/or rulemakings that have been the subject of substantial public interest and debate.

In August 2022, President Biden signed the IRA into law. The IRA provides for substantial tax credits and incentives for the development of critical minerals, renewable energy, clean fuels, electric vehicles, and supporting infrastructure, among other provisions. Section 45X of the IRA contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. On December 14, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released proposed rules to provide guidance on the production tax credit requirements under Internal Revenue Code Section 45X (the "Proposed Regulations"). The Proposed Regulations provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit.

While Section 45X of the IRA provides for substantial tax benefits for us, the Proposed Regulations have not been finalized and remain subject to public comment. There is uncertainty as to how the provisions under the IRA will be interpreted and implemented. The Company's ability to ultimately benefit from IRA tax credits is not guaranteed and is dependent to a large degree upon the final scope, terms and conditions of the Proposed Regulations. Certain provisions of the IRA have been the subject of substantial public interest and have been subject to debate, and there are divergent views on potential implementation, guidance, rules, and regulatory principles by a diverse group of interested parties. There can be no assurance that our domestic production of battery cells and battery modules with an energy density of not less than 100 watt-hours per liter will fully qualify for the benefits under the IRA. As a result, the final interpretation and implementation of the provisions in the IRA could have a material adverse impact us. Furthermore, future legislative enactments or administrative actions could limit, amend, repeal, or terminate IRA policies or other incentives that we currently hope to leverage. Any reduction, elimination, or discriminatory application or expiration of the IRA may materially adversely affect our future operating results and liquidity.

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

As of March 31, 2024, we had $833 million of total consolidated debt (including finance leases). This level of debt could:

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

•On August 16, 2022, the U.S. Congress passed the Inflation Reduction Act of 2022 (the “IRA”), which, among other provisions, creates a new corporate alternative minimum tax (“CAMT”) of at least 15% for certain large corporations that have at least an average of $1 billion in adjusted financial statement income over a consecutive three-year period effective after December 31, 2022. The IRA also includes a 1% excise tax on certain stock repurchases beginning in 2023. We do not expect to meet the CAMT threshold in the near term. However, we expect a material portion of our U.S. produced batteries and battery cells, including our proprietary TPPL batteries, will qualify for production tax credits under Section 45X of the IRA. For more information, see “The Inflation Reduction Act of 2022 ("IRA") contains production tax credits for certain battery cells and battery modules. The Company's ability to benefit from Section 45X production tax credits is not guaranteed and is dependent upon the federal government's ongoing implementation, guidance, regulations, and/or rulemakings that have been the subject of substantial public interest and debate.” above.

•In 2021, the Organization for Economic Cooperation Development (the “OECD”), through an association of more than 140 countries, announced a consensus around a two-pillar approach to address tax challenges presented by digital commerce. “Pillar 1” focuses on nexus and profit allocation, and “Pillar 2” focuses on a minimum global effective tax rate of 15%. On December 15, 2022, the European Union adopted the Pillar Two directive and EU member states were expected to implement Pillar Two into domestic law by December 31, 2023.

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

In Europe, the General Data Protection Regulation (the “GDPR”), which came into effect in 2018, places stringent requirements on companies when handling personal data and there continues to be a growing trend of other countries adopting similar laws, including Canada. Additionally, there continues to be significant uncertainty with respect to the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020, and imposes additional obligations on companies regarding the handling of personal information and provides certain individual privacy rights to persons whose information is collected. Both the GDPR and the CCPA are continuously evolving and developing and may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. For example, the California Privacy Rights Act, which was approved by California voters as a ballot initiative in November 2020, modifies the CCPA significantly, further enhancing and extending an individual’s rights over their personal data and the obligations placed on companies that handle this data. The resulting new regulations became effective on January 1, 2023. Most notably, employee and business data were brought into scope, which raises the compliance requirements for us significantly, in terms of internal controls, processes and governance requirements. Furthermore, since 2020, several other U.S. states have enacted (and additional U.S. states are considering) stringent consumer privacy laws, which may impose varying standards and requirements on our data collection, use and processing activities. Continued state by state introduction of privacy laws could lead to significantly greater complexity in our compliance requirements globally, which could result in complaints from data subjects or action from regulators.

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

For example, the IRA expanded and extended the tax credits and other tax benefits available to energy systems projects and the battery supply chain. We believe this law will bolster and extend future demand for our products in the United States. However, we note that implementing regulations for this law are still in process, which creates uncertainty about the extent of its impact on us and our industry. For more information, see “The Inflation Reduction Act of 2022 ("IRA") contains production tax credits for certain battery cells and battery modules. The Company's ability to benefit from Section 45X production tax credits is not guaranteed and is dependent upon the federal government's ongoing implementation, guidance, regulations, and/or rulemakings that have been the subject of substantial public interest and debate.” above.

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

Our Board of Directors has authorized one share repurchase program. This program authorizes the repurchase of up to $150 million of our common stock, of which authority. The other program authorizes the repurchase of up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year and the number of shares exercised through stock option awards during such fiscal year. As of March 31, 2024, approximately $98.9 million remains available under the two programs. Although our Board of Directors has authorized these share repurchase programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the programs will be fully consummated or that they will enhance long-term stockholder value. The programs could affect the trading price of our stock and increase volatility, and any announcement of a termination of these programs may result in a decrease in the market price of our stock. In addition, these programs could diminish our cash reserves.

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

Our most recent evaluation resulted in our conclusion that, as of March 31, 2024, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses. However, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our results of operations or stock price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We are dedicated to safeguarding our invaluable assets and ensuring the well-being of personnel, as demonstrated through the preparation of our cybersecurity program.

Cybersecurity Risk Management and Strategy

Our cyber risk management program is designed to comprehensively address the spectrum of cybersecurity threats that confront our organization. Within this program, we integrate an analysis of the risks facing the organization to guide our preparedness against cybersecurity threats to ensure a holistic approach that encompasses cross-functional and geographical visibility under the oversight of executive leadership through regular risk management meetings.

To aid our cybersecurity risk management strategy, we contract with dedicated third-party firms and assessors to identify risks and threats to our organization. These assessments adhere to leading cybersecurity standards such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework aligning with industry best practices. Additionally, our organization adheres to compliance with the Cybersecurity Maturity Model Certification (CMMC) and is undergoing International Organization for Standardization (ISO) accreditation, further demonstrating our commitment to adhering to rigorous cybersecurity standards. To oversee incident response and mitigation we utilize our incident response plan and processes to standardize our processes for assessing, identifying, and managing cybersecurity incidents. This includes a comprehensive reporting structure and analysis processes to provide visibility and determine incident business impact. Were a cybersecurity incident to occur, we have also implemented a cross-functional business team to aid in the determination of incident impact, severity, and materiality, with the support of standing external counsel and third-party incident response advisors. Additional to our third-party incident response advisors and support contracts, we undergo regular penetration tests to bolster our readiness in the event of cybersecurity incidents. Furthermore, we have also obtained cybersecurity insurance coverage to enhance protection and minimize potential financial losses arising from cyber threats.

We prioritize cybersecurity within our supply chain, both nationally and globally, by assessing our third-party cybersecurity posture to provide secure visibility with our partnerships. As part of our due diligence processes, we conduct security questionnaires and service provider reviews, to align our cybersecurity standards on the onset of our partnerships. Additionally, we collaborate closely with a third-party vendor to enhance supply chain resilience. This collaboration involves leveraging their expertise to inform decision-making and enhance risk oversight processes, ensuring greater robustness, and adaptability in managing supply chain challenges.

While we maintain a strong cybersecurity posture, we continuously strive for improvement and vigilance to mitigate evolving threats within this dynamic environment and protect our stakeholders’ interests. Our organization has not experienced any unauthorized access resulting from cybersecurity incidents with a materially adverse effect on our business, operations, or financial condition and we remain cognizant of the potential impact of insufficient cybersecurity measures on our operations. For further insights into additional organizational risks, please refer to the General Risk Factors section of Item 1(A) Risk Factors.

Cybersecurity Governance

The Board delegated primary oversight authority to the Audit Committee who plays a pivotal role in ensuring the effectiveness of our cybersecurity strategy. Through regular updates provided by our leadership team, the committee actively evaluates the organization's cybersecurity posture and aids in prioritizing risk mitigation efforts aligned with our strategic objectives. These updates encompass detailed quarterly reports during audit committee meetings, covering key metrics, ongoing initiatives, and any cybersecurity incidents. Additionally, on an annual basis, the entire board receives updates on the progress of our cybersecurity program and strategy, including insights into emerging risks and industry trends. Moreover, the board benefits from supplementary educational briefings delivered by both internal and external experts, providing invaluable global threat visibility and enhancing the Board's understanding of cybersecurity challenges and opportunities.

Overseeing our cybersecurity initiatives is our CIO and Director of Global Cybersecurity, who provide invaluable expertise in managing cybersecurity risks and leading our cybersecurity operations. Both the CIO and Director of Global Cybersecurity possess extensive expertise in information technology and program management, with a wealth of experience, including over 19 combined years of dedicated service within our corporate information security organization. Furthermore, the executive leadership team is active in security operations, overseeing implementation of policies, procedures, and policies related to cybersecurity, technology, and vendors. Both the Audit Committee of the Board as well as executive leadership team will be notified and updated in the event of an incident, with incident updates, mitigation efforts, and impact, as deemed appropriate.

ITEM 2.	PROPERTIES

The Company’s worldwide headquarters is located in Reading, Pennsylvania, U.S.A. Headquarters for our Americas and EMEA operations are located in Reading, Pennsylvania, U.S.A., and Zug, Switzerland, respectively. The following sets forth the Company’s principal owned or leased facilities:

Region and Property Use	Motive Power	Energy Systems	Specialty	Shared (1)
Americas:
Industrial (2)	3	3	3	5
Warehouse	4	3	—	3
APAC:
Industrial (2)	—	—	—	2
EMEA :
Industrial (2)	1	1	—	4
Total	8	7	3	14

(1) Certain properties are shared between the different segments
(2) Industrial Includes manufacturing and assembly properties

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

Holders of Record

As of May 17, 2024, there were approximately 617 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2024, we did not issue any unregistered securities.

Dividends

During fiscal 2024, the Company’s quarterly dividend was $0.175 per share in the first quarter and $0.225 in the second, third, and fourth quarter. The Company declared aggregate regular cash dividends of $0.85, $0.70, and $0.70 per share in each of the years ended March 31, 2024, March 31, 2023 and 2022 respectfully.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)(2)
January 1 - January 31, 2024	12,939	$99.08	—	$112,213,965
February 1 - March 1, 2024	115,071	90.85	111,930	102,046,065
March 2 - March 31, 2024	35,451	90.01	35,451	98,855,224
Total	163,461	$91.32	147,381

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

STOCK PERFORMANCE GRAPH

The following graph compares the changes in cumulative total returns on EnerSys’ common stock with the changes in cumulative total returns of the New York Stock Exchange Composite Index, a broad equity market index; and the Dow Jones US Electrical Components and Equipment index ("DJUSEC"). The Company determined that the DJUSEC index provides a publicly available index of industry peers with similar market capitalization.

Comparison Of Five Year Cumulative Total Return*
For Year Ended March 31, 2024

Among EnerSys, the NYSE Composite Index, and DJUSEC,

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
EnerSys
NYSE Composite
Dow Jones US Electrical Components & Equipment

*$100 invested on March 31, 2019 in stock or index, including reinvestment of dividends.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2024 and 2023, should be read in conjunction with our audited Consolidated Financial Statements and the notes to those statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2023 and 2022, has been omitted from this Form 10-K and can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

The Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis. The Company excludes certain items that are not included in the segment performance as these are managed and viewed on a consolidated basis. The Company identifies the following as its four operating segments, based on lines of business:

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

•Specialty - premium batteries for starting, lighting and ignition applications in premium automotive and large over-the-road trucks, energy storage solutions for satellites, spacecraft, commercial aircraft, military land vehicles, aircraft, submarines, ships and other tactical vehicles, as well as medical devices and equipment; and
•New Ventures - energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles

We evaluate business segment performance based primarily upon operating earnings exclusive of highlighted items. Highlighted items are those that the Company deems are not indicative of ongoing operating results, including those charges that the Company incurs as a result of restructuring activities, impairment of goodwill and indefinite-lived intangibles and other assets, acquisition activities and those charges and credits that are not directly related to operating unit performance, such as significant legal proceedings, ERP system implementation, amortization of recently acquired intangible assets and tax valuation allowance changes, including those related to the adoption of the Tax Cuts and Jobs Act. Because these charges are not incurred as a result of ongoing operations, or are incurred as a result of a potential or previous acquisition, they are not as helpful a measure of the performance of our underlying business, particularly in light of their unpredictable nature and are difficult to forecast. All corporate and centrally incurred costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary operating capital levels.

Our management structure, financial reporting systems, and associated internal controls and procedures, are all consistent with our four lines of business. We report on a March 31 fiscal year-end. Our financial results are largely driven by the following factors:

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

Current Market Conditions

Economic Climate

The economic climate in North America, China and EMEA in calendar year 2023 was marked by a mix of challenges with some momentum made toward recovering from a slowed economy in 2022. All regions experienced a moderate rise in inflation in calendar 2023 compared to 2022 and continue to be negatively impacted by regional conflicts around the world, including the war in Ukraine. We expect interest rates to continue to stay elevated and potentially decrease in the second half of calendar year 2024 in the U.S. and the Euro zone. China’s slowing economy faced further headwinds caused by pressure on the renminbi and the impact from its zero COVID polices that were relaxed in August of 2023, but started to see some brights spots entering calendar year 2024 as a result of increasing travel and consumer spending, despite ongoing geopolitical tensions in the region.

Supply chain disruptions and cost spikes in certain materials that impacted EnerSys during calendar year 2022 and the beginning of calendar year 2023 started to stabilize during the second quarter of calendar year 2023. While there are still pockets of supply chain challenges and some elevated materials costs such as plastic resins, electronic components, and copper, other costs such as transportation have returned to pre-COVID levels. However, recent geopolitical tensions between Hamas and Israel have begun to disrupt shipments in the Red Sea. As a result, some ocean freight costs and transit times may temporarily increase until shipping in the region returns to normal. In addition, we have broadly achieved our hiring and labor retention goals in certain locations that were facing challenges at the beginning of the year. Generally, our mitigation efforts and ongoing lean initiatives have tempered the impact of the pandemic-related challenges. The market demand in our Motive Power and Specialty segments remains healthy. Cyclical capex pauses in the communication networks market has decreased demand in the Energy Systems segment since our fiscal second quarter, while demand in other end-markets such as data center and industrials were robust.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, the volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. Since the beginning of fiscal year 2024, we have experienced a range in lead prices from approximately $1.05 per pound to approximately $0.90 per pound. We are experiencing elevated costs in some of our other raw materials such as plastic resins, steel, copper, acid, separator paper and electronics. However, these increased costs have moderated during fiscal year 2024.

Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 25% of our revenue is now subject to agreements that adjust pricing to a market-based index for lead. Customer pricing changes generally lag movements in lead prices and other costs by approximately six to nine months. In fiscal 2024, customer pricing has increased due to certain commodity prices and other costs having increased throughout the year.

Based on the current commodity markets, it is difficult to predict with certainty whether commodity prices will be higher or lower in fiscal 2025 versus fiscal 2024. However, given the lag related to increasing our selling prices for inflationary cost increases, on average our selling prices should be higher in fiscal 2025 versus fiscal 2024. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead will continue to decline.

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $852.9 million (yielding a primary operating capital percentage of 23.4%) at March 31, 2024 and $1,057.0 million (yielding a primary operating capital percentage of 26.7%) at March 31, 2023. The primary operating capital percentage of 23.4% at March 31, 2024 is 330 basis points lower than that for March 31, 2023, and 530 basis points lower than that for March 31, 2022. The change in the ratio is primarily due to a reduction in accounts receivable and inventory as a result of targeted collections and improved inventory management actions.

Primary Operating Capital and Primary Operating Capital percentages at March 31, 2024, 2023 and 2022 are computed as follows:

($ in Millions)	March 31, 2024	March 31, 2023	March 31, 2022
Accounts receivable, net	$524.7	$637.8	$719.4
Inventory, net	697.7	797.8	715.7
Accounts payable	(369.5)	(378.6)	(393.1)
Total primary operating capital	$852.9	$1,057.0	$1,042.0
Trailing 3 months net sales	$910.7	$989.9	$907.0
Trailing 3 months net sales annualized	$3,642.8	$3,959.6	$3,628.1

Primary operating capital as a % of annualized net sales	23.4%	26.7%	28.7%

Liquidity and Capital Resources

We believe that our financial position is strong. We have substantial liquidity with $333 million of available cash and cash equivalents and available and undrawn, under all its lines of credit of approximately $938 million at March 31, 2024 to cover short-term liquidity requirements and anticipated growth in the foreseeable future. The nominal amount of credit available is subject to a leverage ratio maximum of 4.0x EBITDA, as discussed in Liquidity and Capital Resources.

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

During fiscal 2024, our operating cash flow provided cash of $457.0 million, compared to $279.9 million in the prior year. The change in the operating cash flows in fiscal 2024 was primarily due to the decreases in primary operating capital dollars, compared to the prior year, reflecting the impact sold receivables as a part of our asset securitization agreement and less of an increase in inventory compared to the prior year.

In fiscal 2024 and 2023, we repurchased 1,002,415 and 358,365 shares of common stock for $95.7 million and $22.9 million, respectively. In fiscal 2022, we repurchased 1,966,334 shares of common stock for $156.4 million.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries. The majority of that cash and investments is expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

The Federal Reserve Bank has discontinued quantitative easing, raised interest rates in response to inflation concerns. It is unclear when it is expected to reduce interest rates. The increase in short-term interest rates has increased EnerSys’ variable cost of borrowing under the Fourth Amended Credit Facility.

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

Based on the results of the annual impairment test as of January 1, 2024, we determined that there was no goodwill impairment.
The indefinite-lived trademarks are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value is recognized as impairment. Any impairment would be recognized in full in the reporting period in which it has been identified.

Based on the results of the annual impairment test as of January 1, 2024, we determined that there were impairments to two indefinite-lived trademarks. For additional information see Note 7 Notes to the Consolidated Financial Statements.
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

Production Tax Credits Under the Inflation Reduction Act

We continue to evaluate the extent of benefits available to us pursuant to the IRA, which we expect will favorably impact our results of operations in future periods. We currently expect to qualify for the advanced manufacturing production credit (AMPC) under Section 45X of the IRC, which provides certain specified benefits for battery cells, battery modules manufactured or assembled in the United States and sold to third parties, as well for active electrode materials for such batteries. For eligible batteries the credit is equal to $35 multiplied by the capacity of such battery cell expressed on a kilowatt-hour basis. For eligible battery module the credit is equal to $10 multiplied by the capacity of such battery module expressed on a kilowatt-hour basis. For eligible electrode active material the credit is equal to 10% of the costs incurred with respect to the production of such materials.

During the year ended March 31, 2024 and March 31, 2023, we recognized $136.4 million and $17.3 million, respectively, of Section 45X credits as a reduction to “Cost of sales”. There are currently several critical and complex aspects of the IRA awaiting final regulations from the IRS and U.S. Treasury Department. The uncertainty of a final ruling and changes to the current guidance could materially affect the benefits we have recognized and expect to recognize from the advanced manufacturing production credit. We will continue to evaluate the effects of IRA to the extent more guidance is issued and the relevant implications to our Consolidated Financial Statements.

Results of Operations—Fiscal 2024 Compared to Fiscal 2023

The following table presents summary Consolidated Statements of Income data for fiscal year ended March 31, 2024, compared to fiscal year ended March 31, 2023:

	Fiscal 2024		Fiscal 2023		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$3,581.8	100.0%	$3,708.5	100.0%	$(126.7)	(3.4)%
Cost of goods sold	2,578.8	72.0	2,867.8	77.3	(289.0)	(10.1)
Inventory adjustment relating to exit activities	20.2	0.6	0.6	—	19.6	NM
Gross profit	982.8	27.4	840.1	22.7	142.7	17.0
Operating expenses	589.6	16.5	544.9	14.7	44.7	8.2
Restructuring and other exit charges	28.1	0.8	16.4	0.4	11.7	71.0
Impairment of indefinite-lived intangibles	13.6	0.4	0.5	0.1	13.1	NM
Operating earnings	351.5	9.8	278.3	7.5	73.2	26.3
Interest expense	49.9	1.4	59.5	1.6	(9.6)	(16.1)
Other (income) expense, net	9.4	0.3	8.2	0.2	1.2	15.1
Earnings before income taxes	292.2	8.2	210.6	5.7	81.6	38.7
Income tax expense	23.1	0.6	34.8	0.9	(11.7)	(33.7)
Net earnings attributable to EnerSys stockholders	$269.1	7.5%	$175.8	4.8%	$93.3	53.1%
 NM = not meaningful

Overview

Our sales in fiscal 2024 were $3.6 billion, a 3.4% decrease from prior year's sales. This decrease was due to a 7% decrease in organic volume, partially offset by a 4% increase in pricing.

A discussion of specific fiscal 2024 versus fiscal 2023 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Segment sales

	Fiscal 2024		Fiscal 2023		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Energy Systems	$1,590.0	44.4%	$1,738.1	46.9%	$(148.1)	(8.5)%
Motive Power	1,456.2	40.6	1,451.3	39.1	4.9	0.3
Specialty	535.6	15.0	519.1	14.0	16.5	3.2
Total net sales	$3,581.8	100.0%	$3,708.5	100.0%	$(126.7)	(3.4)%

Net sales of our Energy Systems segment in fiscal 2024 decreased $148.1 million, or 8.5%, compared to fiscal 2023. This decrease was due to a 13% decrease in organic volume and an 1% decrease in foreign currency translation impact, partially offset by a 5% increase in pricing. This decrease in sales was driven by a decrease in demand from telecommunication and broadband customers as a result of a pause in their capital spending, partially offset by stronger demand within the data center market.

Net sales of our Motive Power segment in fiscal 2024 increased by $4.9 million, or 0.3%, compared to fiscal 2023. This increase was due to a 3% increase in pricing and a 1% increase due to acquisitions offset by a 4% decrease in organic volume. We continue to benefit from continued improved pricing and favorable sales mix as a result of ongoing maintenance-free conversions.

Net sales of our Specialty segment in fiscal 2024 increased by $16.5 million, or 3.2%, compared to fiscal 2023. The increase was due to a 1% increase in organic volume, a 1% increase in pricing, and a 1% increase in foreign currency translation impact. This increase in net sales was primarily driven by strong demand constrained by capacity limitations.

Gross Profit

	Fiscal 2024		Fiscal 2023		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$982.8	27.4%	$840.1	22.7%	$142.7	17.0%

Gross profit increased $142.7 million or 17.0% in fiscal 2024 compared to fiscal 2023. Gross profit, as a percentage of net sales increased 470 basis points in fiscal 2024 compared to fiscal 2023. The increase in the gross profit margin in fiscal 2024 compared to the prior year reflects the impact of IRA benefits in fiscal year 2024 and a strong performance in our price/mix, which offset year on year cost increases.

Operating Items

	Fiscal 2024		Fiscal 2023		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$589.6	16.5%	$544.9	14.7%	$44.7	8.2%
Restructuring, exit and other charges	28.1	0.8	16.4	0.4	11.7	71.0
Impairment of indefinite-lived intangibles	13.6	0.4	0.5	0.1	13.1	NM

Operating Expenses

Operating expenses increased $44.7 million or 8.2% in fiscal 2024 from fiscal 2023 and increased as a percentage of net sales by 180 basis points. Selling expenses, our main component of operating expenses, increased $5.8 million or 2.6% in fiscal 2024 compared to fiscal 2023.

Restructuring, exit and other charges

Exit Charges

Fiscal 2024 Programs

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the Company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the total charges for these actions will amount to approximately $23.5 million. Non-cash charges for inventory and fixed assets write offs, and impairment of an indefinite-lived intangible asset are estimated to be $23.6 million, and cash charges for employee severance and retention payments are estimated to be $0.9 million. The plan is substantially complete as the end of fiscal 2024.

During fiscal 2024, the Company recorded non-cash charges totaling $7.6 million primarily related to indefinite-lived intangible asset write-off and cash charges of $0.7 million related to severance costs. The Company also recorded a non-cash write off relating to inventories of $17.1 million, which was reported in cost of goods sold.

Spokane

On November 8, 2023, the Company committed to a plan to close its facility in Spokane, Washington, which primarily manufactures enclosure systems for telecommunications and related end markets. Management determined that existing manufacturing locations have the capacity to satisfy demand for these products and will execute more efficient distribution to customers. The Company currently estimates that the total charges for these actions will amount to approximately $3.6 million relating to $1.4 million in cash charges for employee severance, and non-cash charges of $2.2 million relating to fixed assets, facility lease, and inventory. The plan is substantially complete as the end of fiscal 2024.

During fiscal 2024, the Company recorded cash charges of $1.3 million primarily related to severance costs and non-cash charges totaling $2.1 million related to lease right of use asset and fixed asset write offs.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $12.7 million. Cash charges are estimated to total $8.8 million primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3.9 million relating to fixed assets, inventory, and contract assets. The plan is substantially complete as the end of fiscal 2024.

During fiscal 2024, the Company recorded cash charges of $7.1 million primarily related to severance costs, relocation expenses, and manufacturing variances and non-cash charges totaling $0.4 million. The Company also recorded a non-cash write off relating to inventories of $3.1 million, which was reported in cost of goods sold.

During fiscal 2023, the Company recorded $1.7 million primarily related to severance costs and non-cash charges totaling $0.4 million primarily relating to contract assets.

Ooltewah

In June, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18.5 million. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9.2 million and non-cash charges from inventory and fixed asset write-offs are estimated to be $9.3 million. These actions will result in the reduction of approximately 165 employees. The plan is substantially complete as the end of fiscal 2024.

During fiscal 2024, the Company recorded cash charges relating to site cleanup and decommissioning equipment of $4.4 million.

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

During fiscal 2024, the Company recorded cash charges of $2.1 million relating primarily to site cleanup and $0.5 million of non-cash charges relating to accelerated depreciation of fixed assets.

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

Impairment of indefinite-lived intangibles

During fiscal 2024 and 2023, the Company recorded non-cash charges of $13.6 million and $0.5 million, respectively, related to impairment of indefinite-lived trademarks. Management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge was appropriate.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2024		Fiscal 2023		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Energy Systems	$87.0	5.5%	$90.4	5.2%	$(3.4)	(3.8)%
Motive Power	214.6	14.7	179.9	12.4	34.7	19.3
Specialty	31.4	5.9	40.5	7.8	(9.1)	(22.5)
Corporate and other (2)	117.2	3.3	17.3	0.5	99.9	NM
Subtotal	450.2	12.6	328.1	8.8	122.1	37.2
Inventory adjustment relating to exit activities - Energy Systems	(17.1)	(1.1)	0.2	—	(17.3)	NM
Inventory adjustment relating to exit activities - Motive Power	—	—	(0.8)	(0.1)	0.8	NM
Inventory adjustment relating to exit activities - Specialty	(3.1)	(0.6)	—	—	(3.1)	NM
Restructuring and other exit charges - Energy Systems	(8.9)	(0.6)	(1.5)	(0.1)	(7.4)	NM
Restructuring and other exit charges - Motive Power	(11.6)	(0.8)	(12.8)	(0.9)	1.2	(9.1)
Restructuring and other exit charges - Specialty	(7.6)	(1.4)	(2.1)	(0.4)	(5.5)	NM
Total Amortization - Energy Systems	(24.5)	(1.5)	(27.4)	(1.6)	2.9	(10.5)
Total Amortization - Motive Power	(0.7)	—	(0.5)	—	(0.2)	54.9
Total Amortization - Specialty	(2.8)	(0.5)	(2.8)	(0.6)	—	(3.9)
Impairment of indefinite-lived intangibles - Energy Systems	(13.6)	(0.9)	(0.1)	—	(13.5)	NM
Impairment of indefinite-lived intangibles - Specialty	—	—	(0.4)	(0.1)	0.4	NM
Legal proceedings charge, net - Energy Systems	(3.7)	(0.2)	—	—	(3.7)	NM
Other - Energy Systems	(3.7)	(0.2)	(0.8)	—	(2.9)	NM
Other - Motive Power	(1.1)	(0.1)	(0.6)	—	(0.5)	NM
Other - Specialty	(0.3)	(0.1)	(0.2)	—	(0.1)	NM
Total operating earnings	$351.5	9.8%	$278.3	7.5%	$73.2	26.3%
  NM = not meaningful
(1)The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales.
(2)Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRA production tax credits. Also, included are start-up costs for exploration of a new lithium plant as well as start-up operating expenses from the New Ventures operating segment.

Operating earnings increased $73.2 million or 26.3% in fiscal 2024, compared to fiscal 2023. Operating earnings, as a percentage of net sales, increased 230 basis points in fiscal 2024, compared to fiscal 2023.

The Energy Systems operating earnings percentage of net sales increased 30 basis points in fiscal 2024 compared to fiscal 2023. The increase in operating earnings is as a result of continued price/mix gains that offset higher inflationary costs and lower volumes, as well as a targeted reduction in operating expenses.

The Motive Power operating earnings as a percentage of net sales increased 230 basis points in fiscal 2024 compared to fiscal 2023. This increase was driven by significant pricing/mix gains partially offset by slightly lower volumes and higher operating expenses.

Specialty operating earnings percentage of net sales decreased 190 basis points in fiscal 2024 compared to fiscal 2023. This decrease was primarily a result of higher manufacturing and operating costs, partially offset by improved pricing/mix that produced an adverse impact on operating earnings.
Interest Expense

	Fiscal 2024		Fiscal 2023		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$49.9	1.4%	$59.5	1.6%	$(9.6)	(16.1)%

Interest expense of $49.9 million in fiscal 2024 (net of interest income of $3.2 million) was $9.6 million lower than the $59.5 million in fiscal 2023 (net of interest income of $1.7 million).

Our average debt outstanding was $977.7 million in fiscal 2024, compared to our average debt outstanding of $1,303.4 million in fiscal 2023. Our average cash interest rate incurred in fiscal 2024 and fiscal 2023 was 4.9% and 4.6%, respectively. The decrease in interest expense in fiscal 2024 compared to fiscal 2023 is lower borrowing levels and impact from interest rate swaps partially offset by higher interest rates.

In fiscal 2024, the Company capitalized $4.1 million in debt issuance costs in connection with the 2032 Senior Notes and wrote off $0.8 million in issuance costs relating to our Second and Third Amended Term Loans. In fiscal 2023, the Company capitalized $1.2 million in debt issuance costs in connection with the Third and Fourth amended Credit Facilities. Included in interest expense were non-cash charges related to amortization of deferred financing fees of $1.7 million and $2.0 million in fiscal 2024 and fiscal 2023, respectively.

Other (Income) Expense, Net

	Fiscal 2024		Fiscal 2023		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$9.4	0.3%	$8.2	0.2%	$1.2	15.1%
  NM = not meaningful

Other (income) expense, net was expense of $9.4 million in fiscal 2024 compared to expense of $8.2 million in fiscal 2023. Foreign currency impact resulted in a gain of $6.1 million in fiscal 2024 compared to a foreign currency loss of $0.7 million in fiscal 2023. Cost of funds associated with our asset securitization totaled $8.8 million fiscal 2024 compared to $2.3 million in fiscal 2023. Included in the fiscal 2023 foreign currency impact is a loss of $4.5 million relating to the remeasurement of monetary assets from the exit of our Russia operations. Additionally, we incurred $1.4 million in costs to terminate our net investment hedges and $0.6 million in transaction fees relating to the asset securitization agreement.

Earnings Before Income Taxes

	Fiscal 2024		Fiscal 2023		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$292.2	8.2%	$210.6	5.7%	$81.6	38.7%

As a result of the factors discussed above, fiscal 2024 earnings before income taxes were $292.2 million, an increase of $81.6 million or 38.7% compared to fiscal 2023.

Income Tax Expense

	Fiscal 2024		Fiscal 2023		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$23.1	0.6%	$34.8	0.9%	$(11.7)	(33.7)%
Effective tax rate	7.9%		16.5%		(8.6)%

Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The Company’s income tax provision consists of federal, state and foreign income taxes. The effective income tax rate was 7.9% in fiscal 2024 compared to the fiscal 2023 effective income tax rate of 16.5%. The rate decrease in fiscal 2024 compared to fiscal 2023 is primarily due to the impact of the IRA and changes in the mix of earnings among tax jurisdictions.

The fiscal 2024 foreign effective income tax rate was 13.8% on foreign pre-tax income of $193.0 million compared to an effective income tax rate of 16.8% on foreign pre-tax income of $171.9 million in fiscal 2023. For both fiscal 2024 and fiscal 2023, the difference in the foreign effective tax rate versus the U.S. statutory rate of 21% is primarily attributable to lower tax rates in the foreign countries in which we operate. The rate decrease in fiscal 2024 compared to fiscal 2023 is primarily due to additional income taxes recorded on undistributed earnings in fiscal 2023 and changes in mix of earnings among tax jurisdictions.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2024, 2023 and 2022, were 333.3 million, $346.7 million and $402.5 million, respectively.

Cash provided by operating activities for fiscal 2024 was $457.0 million. Cash provided by operating activities for 2023 was $279.9 million and cash used by operating activities in 2022 was $65.6 million.

During fiscal 2024, accounts receivable decreased or provided cash of $108.6 million due to lower sales and strong collection efforts. Inventory decreased or provided cash of $75.6 million due to lower sales. Accounts payable decreased or used cash of $15.1 million. Net earnings were $269.1 million, depreciation and amortization $92.0 million, stock-based compensation $30.6 million, non-cash charges relating to exit charges of $24.2 million, primarily relating to the Renewables, Spokane, and Sylmar plant closures, non-cash interest of $2.5 million, and non-cash charges for impairment of indefinite-lived intangibles of $13.6 million. Prepaid and other current assets increased by $112.7 million, primarily from an increase of $93.8 million of prepaid taxes, $6.6 million of contract assets, as well as an increase of $12.3 million in other prepaid expenses, such as insurance and other advances. Accrued expenses used funds of $8.3 million primarily from decreases of $15.3 for payment of taxes and $10.4 million of contract liabilities partially offset by increases to payroll related accruals of $4.0 million, warranty of $4.5 million, and $8.9 million relating to miscellaneous accruals.

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

Cash used in investing activities for fiscal 2024, 2023 and 2022 was $92.5 million, $44.8 million and $69.2 million, respectively.

During fiscal 2024 we had $8.3 million related to the acquisition of Industrial Battery and Charger Services Limited (IBCS). In fiscal 2023 and 2022, we did not make any acquisitions.

Capital expenditures were $86.4 million, $88.8 million and $74.0 million in fiscal 2024, 2023 and 2022, respectively.
In fiscal 2024, we received $2.2 in proceeds from the disposal of property, plant, and equipment. In fiscal 2023, we received proceeds from termination of a net investment hedge of $43.4 million, and we received $3.3 million from the sale of two of our facilities in Europe during fiscal 2022.

Financing activities used cash of $370.6 million in fiscal 2024. During fiscal 2024, the Company issued $300 million in Senior Notes, due January 15 2032. The proceeds from Senior Notes were used to pay down our second and third amended term loans in the amount of $293.9. Additionally, we borrowed $182.5 million under the Second Amended Revolver and repaid $427.5 million of the Second Amended Revolver. Net repayments on short-term debt were $0.2 million. Payment of cash dividends to our stockholders were $34.5 million, treasury stock open market purchases were $95.7 million, and payment of taxes related to net share settlement of equity awards were $9.2 million. Proceeds from stock options were $10.8 million, and payments for financing costs for debt modification were $4.1 million.

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

Currency translation had a negative impact of $7.3 million on our cash balance in the twelve months of fiscal 2024 compared to the negative impact of $20.5 million in the twelve months of fiscal 2023. In the twelve months of fiscal 2024, principal currencies in which we do business such as the Swiss Franc, Polish zloty, and British pound generally strengthened and Euro weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $13.3 million from $346.7 million at March 31, 2023 to $333.3 million at March 31, 2024.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $938.3 million at March 31, 2024 to cover short-term liquidity requirements. Our Fourth Amended Credit Facility is committed through September 30, 2026, as long as we continue to comply with the covenants and conditions of the credit facility agreement.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2024, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$810.0	$—	$14.6	$495.4	$300.0
Short-term debt	30.4	30.4	—	—	—
Interest on debt (1)	206.7	44.2	67.2	39.8	55.5
Operating leases	94.0	22.9	36.9	21.0	13.2
Tax Act - Transition Tax	29.8	10.5	19.3	—	—
Pension benefit payments and profit sharing	42.7	3.3	6.7	8.8	23.9
Purchase commitments	20.7	20.7	—	—	—
Total	$1,234.3	$132.0	$144.7	$565.0	$392.6
(1) Interest payments for variable rate debt was calculated using the current applicable rate.

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the above table.

Under our Fourth Amended Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $3.9 million as of March 31, 2024.

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

On January 11, 2024, we issued $300 million in aggregate principal amount of our 6.625% Senior Notes due 2032 (the “2032 Notes”). Proceeds from this offering, net of debt issuance costs were $297.0 million and were utilized to pay down the Fourth Amended Credit Facility. We used the remaining net proceeds for general corporate purposes, including prepayments of outstanding balances of our Fourth Amended Credit Facility.

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

Shown below are the leverage ratios at March 31, 2024 and 2023, in connection with the Fourth Amended Credit Facility.

The total net debt, as defined under the Fourth Amended Credit Facility is $511.1 million for fiscal 2024 and is 1.0 times adjusted EBITDA (non-GAAP), compared to total net debt of $736.0 million and 1.8 times adjusted EBITDA (non-GAAP) for fiscal 2023.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) for March 31, 2024 and 2023, in connection with the Second Amended Credit Facility:

	Fiscal 2024	Fiscal 2023
	(in millions, except ratios)
Net earnings as reported	$269.1	$175.8
Add back:
Depreciation and amortization	92.0	91.2
Interest expense	49.9	59.5
Income tax expense	23.1	34.8
EBITDA (non GAAP)(1)	$434.1	$361.3
Adjustments per credit agreement definitions(2)	85.8	51.7
Adjusted EBITDA (non-GAAP) per credit agreement(1)	$519.9	$413.0
Total net debt(3)	$511.1	$736.0
Leverage ratios(4):
Total net debt/adjusted EBITDA ratio	1.0 X	1.8 X
Maximum ratio permitted	4.00 X	4.25 X
Consolidated interest coverage ratio(5)	11.0 X	7.3 X
Minimum ratio required	3.0 X	3.0 X

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
(2)The $85.8 million adjustment to EBITDA in fiscal 2024 primarily related to $30.6 million of non-cash stock compensation, $40.7 million of restructuring and other exit charges, impairment of indefinite-lived intangibles and write-down of other current assets of $13.6 million. The $51.7 million adjustment to EBITDA in fiscal 2023 primarily related to $26.4 million of non-cash stock compensation, $22.4 million of restructuring and other exit charges, indefinite-lived intangibles of $0.5 million, and $1.4 million for swap termination fees.
(3)Debt includes finance lease obligations and letters of credit and is net of all U.S. cash and cash equivalents and foreign cash and investments, as defined in the Fourth Amended Credit Facility. In fiscal 2024, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and foreign cash investments of $333.3 million, and in fiscal 2023, were $346.7 million.
(4)These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our Fourth Amended Credit Facility, for fiscal 2024 and fiscal 2023, respectively.
(5)As defined in the Second Amended Credit Facility, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $2.5 million and $3.1 million for fiscal 2024 and fiscal 2023, respectively.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2024 are $20.9 million (pre-tax). Those contracts that result in an asset position at March 31, 2024 are $3.6 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short term borrowings in the U.S. and our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Management considers the interest rate swaps to be highly effective against changes in the cash flows from our underlying variable rate debt based on the criteria in the FASB guidance. Cash flows related to the interest rate swap agreements are included in interest expense over the terms of the agreements. At March 31, 2024 such agreements effectively convert $200 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $0.4 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2024	$50.0	53.0	$0.94	8%
March 31, 2023	47.9	50.0	0.96	8
March 31, 2022	56.8	54.0	1.05	8
(1)Based on the fiscal year lead requirements for the periods then ended.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $72 million for the fiscal year ended March 31, 2024.

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

At March 31, 2024 and 2023, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $29.5 million and $32.7 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EnerSys (the Company) as of March 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 22, 2024 expressed an unqualified opinion thereon.

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

Accounting for Certain Tax Credits Under the Inflation Reduction Act
Description of the Matter	As described in Note 1 to the consolidated financial statements, management accounts for government assistance that is not subject to income tax accounting using a grant accounting model, by analogy to international accounting standards for government grants and disclosure of government assistance. Management recognizes such grants when there is reasonable assurance that the Company will comply with the grant’s conditions and that the grant will be received. The Company recognizes the benefit as a reduction in cost of sales and income taxes payable as revenue and costs are recognized on the qualifying finished goods. As described in Note 1 to the consolidated financial statements, in August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. In particular the IRA creates a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for battery cells and battery modules manufactured or assembled in the United States and sold to third parties. The Company recognized a benefit to cost of sales of $136.4 million for the year ended March 31, 2024 related to the tax credit under Section 45X of the IRC.

Auditing management’s tax credits under the IRA was complex and involved a high degree of auditor judgment and subjectivity in evaluating the Company’s methodology for the determination of qualifying products and the quantification of the benefit earned pursuant to Section 45X of the IRC. In determining the appropriateness of the application of the relevant regulations to the qualifying products included in management’s calculation, the audit effort involved the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s tax credits under the IRA. For example, we tested controls over management’s review of the applicable accounting model related to the laws and regulations related to the IRA, calculation of the tax credits under the IRA based on the qualifying products, and the completeness and accuracy of the data used in the model.

To test the tax credits under the IRA, we performed audit procedures that included, among other procedures, assessing the methodology used by management in calculating the tax credits pursuant to Section 45X of the IRC and evaluating management’s determination of the qualifying products included within the benefit calculation. For example, we validated information related to product specifications used in management’s evaluation of qualifying products by involving professionals with specialized skill and knowledge, and validated the inputs used to calculate the benefit pursuant to the IRA and industry practice. We also evaluated management’s presentation of tax credits within the financial statements.

Valuation of Indefinite-Lived Intangible Assets
Description of the Matter	As reflected in the Company’s consolidated financial statements, the Company’s indefinite-lived intangible assets were $130.2 million as of March 31, 2024. As discussed in Note 1 to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at least annually, using both the qualitative and quantitative assessments.

Auditing management’s annual quantitative indefinite-lived intangible asset impairment test was complex and involved a high degree of subjectivity due to the significant estimation required in determining the fair value of the indefinite-lived intangible asset. The fair value estimate related to this indefinite-lived intangible asset was sensitive to significant assumptions such as discount rate, forecasted revenue growth rates, and royalty rate, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual quantitative indefinite-lived intangible asset impairment test. For example, we tested controls over management’s review of the valuation model, the significant assumptions used to develop the estimate including discount rate, forecasted revenue growth rates and royalty rate, and the completeness and accuracy of the data used in the valuation.

To test the estimated fair value of the Company’s indefinite-lived intangible asset, we performed audit procedures that included, among other procedures, assessing fair value methodology and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry, market and economic trends, to historical results of the Company's business and other guideline companies within the same industry and to other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the indefinite-lived intangible asset that would result from changes in the assumptions. We also involved internal valuation specialists to assist in our evaluation of the significant assumptions and methodology used by the Company.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1998.

Philadelphia, Pennsylvania
May 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys

Opinion on Internal Control Over Financial Reporting

We have audited EnerSys’ internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EnerSys (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated May 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 22, 2024

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$333,324	$346,665
Accounts receivable, net of allowance for doubtful accounts (2024–$8,107; 2023–$8,775)	524,725	637,817
Inventories, net	697,698	797,798
Prepaid and other current assets	226,949	113,601
Total current assets	1,782,696	1,895,881
Property, plant, and equipment, net	532,450	513,283
Goodwill	682,934	676,715
Other intangible assets, net	319,407	360,412
Deferred taxes	49,798	49,152
Other assets	98,721	121,231
Total assets	$3,466,006	$3,616,674
Liabilities and Equity
Current liabilities:
Short-term debt	$30,444	$30,642
Current portion of finance leases	237	90
Accounts payable	369,456	378,641
Accrued expenses	323,720	308,947
Total current liabilities	723,857	718,320
Long-term debt, net of unamortized debt issuance costs	801,965	1,041,989
Finance leases	647	254
Deferred taxes	30,583	61,118
Other liabilities	151,882	191,112
Total liabilities	1,708,934	2,012,793
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2024 and at March 31, 2023	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 56,363,924 shares issued and 40,271,936 shares outstanding at March 31, 2024; 56,004,613 shares issued and 40,901,059 shares outstanding at March 31, 2023	564	560
Additional paid-in capital	629,879	596,464
Treasury stock at cost, 16,091,988 shares held as of March 31, 2024 and 15,103,554 shares held as of March 31, 2023	(835,827)	(740,956)
Retained earnings	2,163,880	1,930,148
Contra equity - indemnification receivable	—	(2,463)
Accumulated other comprehensive loss	(204,851)	(183,474)
Total EnerSys stockholders’ equity	1,753,645	1,600,279
Nonredeemable noncontrolling interests	3,427	3,602
Total equity	1,757,072	1,603,881
Total liabilities and equity	$3,466,006	$3,616,674

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2024	2023	2022
Sales from products	$3,161,862	$3,307,781	$3,004,231
Sales from services	420,009	400,798	353,088
Net sales	3,581,871	3,708,579	3,357,319
Cost of goods sold	2,248,859	2,597,296	2,360,150
Cost of services	329,948	270,464	244,597
Inventory adjustment relating to exit activities	20,173	681	2,604
Gross profit	982,891	840,138	749,968
Operating expenses	589,599	544,858	520,810
Restructuring and other exit charges	28,103	16,439	18,756
Impairment of indefinite-lived intangibles	13,619	480	1,178
Loss on assets held for sale	—	—	2,973
Operating earnings	351,570	278,361	206,251
Interest expense	49,954	59,529	37,777
Other (income) expense, net	9,431	8,193	(5,465)
Earnings before income taxes	292,185	210,639	173,939
Income tax expense	23,089	34,829	30,028
Net earnings attributable to EnerSys stockholders	$269,096	$175,810	$143,911
Net earnings per common share attributable to EnerSys stockholders:
Basic	$6.62	$4.31	$3.42
Diluted	$6.50	$4.25	$3.36
Dividends per common share	$0.85	$0.70	$0.70
Weighted-average number of common shares outstanding:
Basic	40,669,392	40,809,235	42,106,337
Diluted	41,371,439	41,326,755	42,783,373

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2024	2023	2022
Net earnings	$269,096	$175,810	$143,911
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivative instruments, net of tax	(656)	(1,552)	2,603
Pension funded status adjustment, net of tax	(5,375)	8,214	8,310
Foreign currency translation adjustment	(15,521)	(46,941)	(38,397)
Total other comprehensive (loss) gain, net of tax	(21,552)	(40,279)	(27,484)
Total comprehensive income	247,544	135,531	116,427
Comprehensive gain (loss) attributable to noncontrolling interests	(175)	(300)	128
Comprehensive income attributable to EnerSys stockholders	$247,719	$135,831	$116,299

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2021	$—	$555	$554,168	$(563,481)	$1,669,751	$(115,883)	$(5,355)	$1,539,755	$3,821	$1,543,576
Stock-based compensation	—	—	24,289	—	—	—	—	24,289	—	24,289
Exercise of stock options	—	2	1,334	—	—	—	—	1,336	—	1,336
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(9,150)	—	—	—	—	(9,150)	—	(9,150)
Purchase of common stock	—	—	—	(156,366)	—	—	—	(156,366)	—	(156,366)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,735	1,735	—	1,735
Other	—	—	100	728	—	—	—	828	—	828
Net earnings	—	—	—	—	143,911	—	—	143,911	—	143,911
Dividends ($0.70 per common share)	—	—	723	—	(30,076)	—	—	(29,353)	—	(29,353)
Dissolution of joint venture	—	—	—	—	—	—	—	—	(47)	(47)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $1,910)	—	—	—	—	—	8,310	—	8,310	—	8,310
Net unrealized gain (loss) on derivative instruments (net of tax expense of $789)	—	—	—	—	—	2,603	—	2,603	—	2,603
Foreign currency translation adjustment	—	—	—	—	—	(38,525)	—	(38,525)	128	(38,397)
Balance at March 31, 2022	$—	$557	$571,464	$(719,119)	$1,783,586	$(143,495)	$(3,620)	$1,489,373	$3,902	$1,493,275
Stock-based compensation	—	—	26,371	—	—	—	—	26,371	—	26,371
Exercise of stock options	—	3	4,390	—	—	—	—	4,393	—	4,393
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(6,453)	—	—	—	—	(6,453)	—	(6,453)
Purchase of common stock	—	—	—	(22,907)	—	—	—	(22,907)	—	(22,907)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,157	1,157	—	1,157
Other	—	—	(19)	1,070	—	—	—	1,051	—	1,051
Net earnings	—	—	—	—	175,810	—	—	175,810	—	175,810
Dividends ($0.70 per common share)	—	—	711	—	(29,248)	—	—	(28,537)	—	(28,537)
Other comprehensive income:								—	—
Pension funded status adjustment (net of tax expense of $2,947)	—	—	—	—	—	8,214	—	8,214	—	8,214
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $469)	—	—	—	—	—	(1,552)	—	(1,552)	—	(1,552)
Foreign currency translation adjustment	—	—	—	—	—	(46,641)	—	(46,641)	(300)	(46,941)
Balance at March 31, 2023	$—	$560	$596,464	$(740,956)	$1,930,148	$(183,474)	$(2,463)	$1,600,279	$3,602	$1,603,881
Stock-based compensation	—	—	30,607	—	—	—	—	30,607	—	30,607
Exercise of stock options	—	4	10,782	—	—	—	—	10,786	—	10,786
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(9,166)	—	—	—	—	(9,166)	—	(9,166)
Purchase of common stock	—	—	—	(95,690)	—	—	—	(95,690)	—	(95,690)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	2,463	2,463	—	2,463
Other	—	—	309	819	—	—	—	1,128	—	1,128
Net earnings	—	—	—	—	269,096	—	—	269,096	—	269,096
Dividends ($0.85 per common share)	—	—	883	—	(35,364)	—	—	(34,481)	—	(34,481)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $1,787)	—	—	—	—	—	(5,375)	—	(5,375)	—	(5,375)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $197)	—	—	—	—	—	(656)	—	(656)	—	(656)
Foreign currency translation adjustment	—	—	—	—	—	(15,346)	—	(15,346)	(175)	(15,521)
Balance at March 31, 2024	$—	$564	$629,879	$(835,827)	$2,163,880	$(204,851)	$—	$1,753,645	$3,427	$1,757,072
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2024	2023	2022
Cash flows from operating activities
Net earnings	$269,096	$175,810	$143,911
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92,021	91,153	95,878
Write-off of assets relating to restructuring and other exit charges	24,229	8,920	6,503
Loss on assets held for sale	—	—	2,973
Impairment of indefinite-lived intangibles	13,619	480	1,178
Derivatives not designated in hedging relationships:
Net losses (gains)	846	(1,182)	157
Cash proceeds (settlements)	(255)	470	255
Provision for doubtful accounts	1,873	(431)	2,621
Deferred income taxes	(29,344)	(15,236)	1,115
Non-cash interest expense	2,450	1,964	2,107
Stock-based compensation	30,607	26,371	24,289
Gain on disposal of property, plant, and equipment	908	(113)	(490)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	108,631	67,553	(128,956)
Inventories	75,633	(96,413)	(212,839)
Prepaid and other current assets	(112,701)	23,689	(32,044)
Other assets	6,027	(6,298)	270
Accounts payable	(15,131)	(4,236)	65,316
Accrued expenses	(8,254)	5,747	(38,578)
Other liabilities	(3,226)	1,690	749
Net cash provided by (used in) operating activities	457,029	279,938	(65,585)

Cash flows from investing activities
Capital expenditures	(86,437)	(88,772)	(74,041)
Purchase of businesses	(8,270)	—	—
Proceeds from disposal of facility	—	—	3,268
Proceeds from disposal of property, plant, and equipment	2,228	586	1,540
Proceeds from termination of net investment hedges	—	43,384	—
Net cash used in investing activities	(92,479)	(44,802)	(69,233)

Cash flows from financing activities
Net borrowings (repayments) on short-term debt	(231)	(21,719)	20,556
Proceeds from Second Amended Revolver borrowings	182,500	310,500	523,400
Repayments of Second Amended Revolver borrowings	(427,500)	(500,500)	(88,400)
Proceeds from Amended 2017 Term Loan	—	300,000	—
Proceeds from 2032 Bonds	300,000	—	—
Repayments of 2023 Senior Notes	—	(300,000)	—
Repayments of Second and Third Amended Term Loan	(293,889)	(5,215)	(161,447)
Debt issuance costs	(4,061)	(1,121)	(2,952)
Finance lease obligations and other	1,169	1,110	810
Option proceeds, net	10,786	4,392	1,336
Payment of taxes related to net share settlement of equity awards	(9,166)	(6,453)	(9,150)
Purchase of treasury stock	(95,688)	(22,907)	(156,366)
Dividends paid to stockholders	(34,480)	(28,537)	(29,353)
Net cash (used in) provided by financing activities	(370,560)	(270,450)	98,434
Effect of exchange rate changes on cash and cash equivalents	(7,331)	(20,509)	(12,936)
Net (decrease) increase in cash and cash equivalents	(13,341)	(55,823)	(49,320)
Cash and cash equivalents at beginning of year	346,665	402,488	451,808
Cash and cash equivalents at end of year	$333,324	$346,665	$402,488
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2024
(In Thousands, Except Share and Per Share Data)

1.Summary of Significant Accounting Policies

Description of Business

EnerSys (the “Company”) and its predecessor companies have been manufacturers of industrial batteries for over 125 years. EnerSys is a global leader in stored energy solutions for industrial applications. The Company manufactures, markets and distributes industrial batteries and related products such as chargers, outdoor cabinet enclosures, power equipment and battery accessories, and provides related after-market and customer-support services for its products. Additionally, the Company is also a provider of highly integrated power solutions and services to broadband, telecom, renewable and industrial customers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and any partially owned subsidiaries that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are generally consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted at cost minus impairment, if any. All intercompany transactions and balances have been eliminated in consolidation.

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

	Balance at Beginning of Period	Provision for Expected Credit Losses	Write-offs, net of Recoveries and Other	Balance at End of Period
Fiscal year ended March 31, 2022	$12,992	$2,621	$(3,394)	$12,219
Fiscal year ended March 31, 2023	12,219	(431)	(3,013)	8,775
Fiscal year ended March 31, 2024	8,775	1,873	(2,541)	8,107

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

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2024 and 2023.

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

Production Credits Under the Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted, and on December 14, 2023, the United States Treasury issued proposed regulations, which provided further guidance related to the Section 45X Advanced Manufacturing Production Credit (AMPC). The IRA includes multiple incentives to promote clean energy, and energy storage manufacturing among other provisions with tax credits available from 2023 to 2032, subject to phase out beginning in 2030. In particular, the IRA creates a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for battery cells and battery modules manufactured or assembled in the United States and sold to third parties as well a credit for electrode active material for batteries.

Refundable tax credits are accounted for by analogy to government grants, as the taxpayer can realize the benefit regardless of whether or not they have an income tax liability. Therefore, these amounts are not considered income taxes and fall outside the scope of Topic 740.

The Company accounts for government assistance that is not subject to the scope of ASC 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognizes such grants when the Company has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received. The Company recognizes these credits as a reduction in cost of sales within the Consolidated Statement of Income as revenue and costs are recognized on the qualifying finished goods. The AMPCs are also reflected in the Consolidated Balance Sheet as a reduction of income tax payable within accrued expenses and other liabilities. Any credit generated in excess of those liabilities would be recorded as a refund of taxes and reflected in other current assets.
In fiscal 2024 and 2023, the IRA impact resulted in a reduction of our costs of goods sold and income tax payable of $136,360 and $17,283, respectively.

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

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock utilizing the treasury stock method. At March 31, 2024, 2023 and 2022, the Company had outstanding stock options, restricted stock units, market condition and performance condition-based awards, which could potentially dilute basic earnings per share in the future.

Segment Reporting

The Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis. The Company excludes certain items that are not included in the segment performance as these are managed and viewed on a consolidated basis. The Company identifies the following as its four operating segments, based on lines of business:
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
•Specialty - premium batteries for starting, lighting and ignition applications in premium automotive and large over-the-road trucks, energy storage solutions for satellites, spacecraft, commercial aircraft, military land vehicles, aircraft, submarines, ships and other tactical vehicles, as well as medical devices and equipment; and
•New Ventures - energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles

The operating segments of Energy Systems, Motive Power, and Specialty also represent the Company's reportable segments under ASC 280, Segment Reporting.

Recently Issued Accounting Standards not yet adopted

In November 2023, the Financial Accounting Standards Board issued new guidance that requires incremental disclosures related to reportable segments. That standard requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of profit or loss. The title and position of the CODM and how the reported measure of segment profit or loss is used by the CODM to assess segment performance and allocate resources is also required to be disclosed. The standard also permits disclosure of additional measures of segment profit. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this standard on its disclosures.

In December 2023, the Financial Accounting Standards Board issued a final standard on improvements to income tax disclosures. The standard requires disclosure of specific categories within the effective tax rate reconciliation and details about significant reconciling items, subject to a quantitative threshold. The standard also requires information on income taxes paid disaggregated by federal, state and foreign based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard is applied prospectively with an option for retrospective adoption. The Company is currently evaluating the impact of adopting this standard on its disclosures.

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

Examples of significant estimates include the allowance for credit losses, the recoverability of property, plant and equipment, the incremental borrowing rate for lease liabilities, the recoverability of intangible assets and other long-lived assets, fair value measurements, including those related to financial instruments, fair value of goodwill and intangible assets, valuation allowances on tax assets, production tax credits under the Inflation Reduction Act, pension and postretirement benefit obligations, contingencies and the identification and valuation of assets acquired and liabilities assumed in connection with business combinations.

2. Revenue Recognition

The Company's revenues by reportable segments are presented in Note 23.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for fiscal 2024, 2023 and 2022 amounted to $251,820, $244,013 and $193,824, respectively.

On March 31, 2024, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $147,016, of which, the Company estimates that approximately $111,041 will be recognized as revenue in fiscal 2025, $27,644 in fiscal 2026, and $8,287 in fiscal 2027, and $24 thereafter.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of March 31, 2024, the current and non-current portion of contract liabilities were $27,649 and $960, respectively. As of March 31, 2023, the current and non-current portion of contract liabilities were $34,594 and $1,437, respectively. Revenues recognized during fiscal 2024 and fiscal 2023, that were included in the contract liability at the beginning of the year, amounted to 20,166 and $9,779, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $55,363 and $48,616 as of March 31, 2024 and March 31, 2023, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At March 31, 2024, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,530 and refund liability representing amounts estimated to be refunded to customers was $7,399.

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

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of March 31, 2024	As of March 31, 2023
Operating Leases:
Right-of-use assets	Other assets	$76,413	$85,237
Operating lease current liabilities	Accrued expenses	19,280	21,230
Operating lease non-current liabilities	Other liabilities	61,687	66,555
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$878	$342
Finance lease current liabilities	Current portion of finance leases	237	90
Finance lease non-current liabilities	Finance leases	647	254
The components of lease expense for the fiscal years ended March 31, 2024 and March 31, 2023 were as follows:

	Classification	March 31, 2024	March 31, 2023
Operating Leases:
Operating lease cost	Operating expenses	$28,030	$20,232
Variable lease cost	Operating expenses	11,669	9,816
Short term lease cost	Operating expenses	8,078	4,310
Finance Leases:
Depreciation	Operating expenses	$297	$95
Interest expense	Interest expense	57	10
Total		$48,131	$34,463

The following table presents the weighted average lease term and discount rates for leases as of March 31, 2024 and March 31, 2023:

	March 31, 2024	March 31, 2023
Operating Leases:
Weighted average remaining lease term (years)	5.5 years	5.9 years
Weighted average discount rate	5.38%	4.93%
Finance Leases:
Weighted average remaining lease term (years)	3.8 years	3.7 years
Weighted average discount rate	7.4%	6.79%

The following table presents future payments due under leases reconciled to lease liabilities as of March 31, 2024:

	Finance Leases	Operating Leases
Year ended March 31,
2025	$290	$22,890
2026	256	20,048
2027	232	16,819
2028	194	13,200
2029	39	7,846
Thereafter	—	13,224
Total undiscounted lease payments	1,012	94,026
Present value discount	128	13,059
Lease liability	$884	$80,967

The following table presents supplemental disclosures of cash flow information related to leases for the fiscal years ended March 31, 2024 and March 31, 2023:

	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$57	$15
Operating cash flows from operating leases	27,406	27,176
Financing cash flows from finance leases	275	151
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$811	$254
Right-of-use assets obtained in exchange for new operating lease liabilities	31,284	24,423

4. Accounts Receivable

	March 31,
	2024	2023
Accounts receivable	$532,832	$646,592
Allowance for doubtful accounts	8,107	8,775
Accounts receivable, net	$524,725	$637,817

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

During fiscal 2024, the Company sold $710,746 of accounts receivables for approximately $710,746 in net proceeds to an unaffiliated financial institution, of which $710,746 were collected as of March 31, 2024. Total collateralized accounts receivables of approximately $341,223, were held by EnerSys Finance at March 31, 2024.

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

5. Inventories

	March 31,
	2024	2023
Raw materials	$284,773	$323,418
Work-in-process	115,191	123,401
Finished goods	297,734	350,979
Total	$697,698	$797,798

6. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2024	2023
Land, buildings, and improvements	$313,258	$312,294
Machinery and equipment	930,858	881,198
Construction in progress	91,829	75,053
	1,335,945	1,268,545
Less accumulated depreciation	(803,495)	(755,262)
Total	$532,450	$513,283

Depreciation expense for the fiscal years ended March 31, 2024, 2023, and 2022 totaled $64,028, $60,405, and $62,584, respectively. Interest capitalized in connection with major capital expenditures amounted to $1,268, $857, and $447 for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

7. Goodwill and Other Intangible Assets

Other Intangible Assets
Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2024			2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$131,167	$(953)	$130,214	$144,702	$(953)	$143,749
Finite-lived intangible assets:
Customer relationships	295,215	(147,833)	147,382	295,293	(130,262)	165,031
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	96,708	(55,969)	40,739	96,713	(47,585)	49,128
Trademarks	9,554	(8,482)	1,072	8,946	(6,442)	2,504
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$536,665	$(217,258)	$319,407	$549,675	$(189,263)	$360,412

The Company’s amortization expense related to finite-lived intangible assets was $27,993, $30,748, and $33,294, for the years ended March 31, 2024, 2023 and 2022, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2024, is $26,574 in fiscal 2025, $25,646 in fiscal 2026, $24,844 in fiscal 2027, $24,280 in fiscal 2028 and $22,451 in fiscal 2029.

Goodwill

The following table presents the changes in the carrying amount of goodwill by segment during fiscal 2023 and 2024:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2022	$279,461	$323,303	$97,876	$700,640
Foreign currency translation adjustment	(21,257)	(1,773)	(895)	(23,925)
Balance at March 31, 2023	$258,204	$321,530	$96,981	$676,715
Acquisitions	—	4,390	—	4,390
Foreign currency translation adjustment	807	798	224	1,829
Balance at March 31, 2024	$259,011	$326,718	$97,205	$682,934

Impairment of goodwill, finite and indefinite-lived intangibles

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. The Company did not record any impairment relating to its goodwill during fiscal 2024, 2023, and 2022.

During the fiscal year 2024 and 2023, the Company recorded non-cash charges of $13,619 and $480, respectively, related to impairment of indefinite-lived trademarks under the caption “Impairment of indefinite-lived intangibles” in the Consolidated Statements of Income. Management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge was appropriate.

The Company estimated tax-deductible goodwill to be approximately $78,147 and $86,709 as of March 31, 2024 and 2023, respectively.

8. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2024	2023
Prepaid income taxes	$94,866	$4,915
Contract assets	55,363	48,616
Prepaid non-income taxes	19,509	17,946
Non-trade receivables	4,124	6,978
Other	53,087	35,146
Total	$226,949	$113,601

9. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2024	2023
Payroll and benefits	$84,734	$80,826
Accrued selling expenses	46,738	47,330
Contract liabilities	27,649	34,594
Warranty	26,304	24,226
Operating lease liabilities	19,280	21,230
VAT and other non-income taxes	17,595	15,321
Freight	16,549	16,482
Income taxes payable (1)	16,716	8,152
Interest	9,201	7,531
Other	58,954	53,255
Total	$323,720	$308,947

(1)Income taxes payable includes amounts relating to the Tax Act - Transition Tax totaling $11,572 net of income taxes payable in a prepaid position of $3,420 for fiscal 2023.

10. Debt

The following summarizes the Company’s long-term debt as of March 31, 2024 and March 31, 2023:

	2024		2023
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$6,064	$300,000	$2,705
Fourth Amended Credit Facility, due 2026	210,000	1,971	748,413	3,719
	$810,000	$8,035	$1,048,413	$6,424
Less: Unamortized issuance costs	8,035		6,424
Long-term debt, net of unamortized issuance costs	$801,965		$1,041,989

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

In the fourth quarter of fiscal year 2024, we received proceeds from the issuance of the 2032 Senior Notes and paid down $86,488 and $188,750 towards the Second and Third Amended Term loans and wrote off $753 in deferred finance costs.

Subsequent to the fourth amendment, the quarterly installments payable on the Second Amended Term Loan are $2,607 beginning December 31, 2022, $3,911 beginning December 31, 2024 and $5,215 beginning December 31, 2025 with a final payment of $156,448 on September 30, 2026. The Fourth Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the SOFR or Canadian Dollar Offered Rate (“CDOR”) plus (i) Term SOFR plus between 1.125% and 2.25% (currently 1.125% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%.

The quarterly installments payable on the Third Amended Term Loan are $3,750 beginning June 30, 2023, $5,625 beginning December 31, 2024 and $7,500 beginning December 31, 2025 with a final payment of $232,500 on September 30, 2026. The Third Amended Term Loan bears interest, at the Company's option, at a rate per annum equal to either (i) the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus (i) Term SOFR plus between 1.375% and 2.50% (currently 1.375% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate plus between 0.375% and 1.50%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Term SOFR plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero). Until the funds were drawn on March 13, 2023, the Company paid a commitment fee of 0.175% to 0.35% at a rate per annum on the unused portion.

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

As of March 31, 2024, the Company had $110,000 under the Second Amended Term Loan and $100,000 outstanding under the Third Amended Term Loan.

Interest Rates on Long Term Debt

The weighted average interest rate on the long term debt at March 31, 2024 and March 31, 2023, was 5.2% and 4.6%, respectively.

Interest Paid

The Company paid in cash, $48,080, $58,368 and $37,776, net of interest received, for interest during the fiscal years ended March 31, 2024, 2023 and 2022, respectively.

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

Short-Term Debt

As of March 31, 2024 and 2023, the Company had $30,444 and $30,642, respectively, of short-term borrowings. The weighted-average interest rate on these borrowings was approximately 6.7% and 7.0%, respectively, for fiscal years ended March 31, 2024 and 2023.

Letters of Credit

As of March 31, 2024 and 2023, the Company had $3,919 and $3,565, respectively, of standby letters of credit.

Debt Issuance Costs

In fiscal 2024, the Company capitalized $4,061 in debt issuance costs in connection with the issuance of the Senior Notes. We also wrote off $753 in deferred finance costs relating to the Second and Third Amended Term Loans. In fiscal 2023, the Company capitalized $1,122 in debt issuance costs in connection with the Third and Fourth Amended Credit Facilities. Amortization expense, relating to debt issuance costs, included in interest expense was $1,697, $1,964, and $2,107 for the fiscal years ended March 31, 2024, 2023 and 2022, respectively. Debt issuance costs, net of accumulated amortization, totaled $8,035 and $6,424 as of March 31, 2024 and 2023, respectively.

Available Lines of Credit

As of March 31, 2024 and 2023, the Company had available and undrawn, under all its lines of credit, $938,334 and $693,444, respectively, including $90,866 and $90,839, respectively, of uncommitted lines of credit as of March 31, 2024 and March 31, 2023.

11. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2024	2023
Operating lease liabilities	$61,687	$66,555
Warranty	34,515	32,404
Pension	25,512	24,528
Long-term interest rate swaps	19,167	15,760
Liability for uncertain tax positions	3,300	3,930
Contract liabilities	959	1,437
Tax Act - Transition Tax	—	34,715
Other	6,742	23,613
Total	$151,882	$202,942

12. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2024 and March 31, 2023 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(835)	$—	$(835)	$—
Foreign currency forward contracts	5	—	5	—
Interest rate swaps	2,696	—	2,696	—
Net investment hedges	(19,167)	—	(19,167)	—
Total derivatives	$(17,301)	$—	$(17,301)	$—

	Total Fair Value Measurement March 31, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(89)	$—	$(89)	$—
Foreign currency forward contracts	923	—	923	—
Interest Rate Swaps	(1,162)		(1,162)
Net investment hedges	(15,760)	—	(15,760)	—
Total derivatives	$(16,088)	$—	$(16,088)	$—

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

The fair value of the Company's 2032 Notes and 2027 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2032 Notes were trading at approximately 100% of face value on March 31, 2024. The 2027 Notes were trading at approximately 94% and 92% of face value on March 31, 2024 and March 31, 2023, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at March 31, 2024 and 2023 were as follows:

	March 31, 2024		March 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives(1)	$—	$—	$—	$—
Financial liabilities:
Senior Notes (2)	$600,000	$582,750	$300,000	$276,000
Derivatives(1)	(17,301)	(17,301)	(16,088)	(16,088)
(1)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 13 for asset and liability positions of the lead, foreign currency forward contracts and net investment hedges at March 31, 2024 and March 31, 2023).
(2)The fair value amount of the Senior Notes at March 31, 2024 and March 31, 2023 represent the trading value of the instruments.

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

In the fourth quarter of fiscal 2024, the Company finalized a strategy to stop marketing certain brands including the Purcell products. These indefinite-lived trademarks, which were acquired through acquisitions, were recorded at fair value on a non-recurring basis at $7,599 and the remeasurement resulted in the full impairment charge of the carrying value.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At March 31, 2024 and 2023, the Company has hedged the price to purchase approximately 53.0 million pounds and 50.0 million pounds of lead, respectively, for a total purchase price of $49,977 and $47,921, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2024 and 2023, the Company had entered into a total of $46,159 and $45,823, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At March 31, 2024 and 2023 such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

Derivatives in Net Investment Hedging Relationships

Net Investment Hedges

The Company uses cross currency fixed interest rate swaps to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollar and Euro.

On September 29, 2022, the Company terminated its $300,000 cross-currency fixed interest rate swap contracts, originally entered into on December 23, 2021, and received a net settlement of $43,384. The cash proceeds were included in Proceeds from termination of net investment hedges in our Consolidated Statements of Cash Flows.

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

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $1,784 of pretax gain relating to lead, foreign currency forward contracts, interest rate swaps, and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and lead costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2024 and 2023, the notional amount of these contracts was $69,319 and $102,558, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2024 and 2023

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Prepaid and other current assets:
Lead forward contracts	$—	$—	$—	$—	$—	$—
Foreign currency forward contracts	396	723	—	—	—	200
Other Assets:
Interest rate swaps	2,696	—	—	—	—	—
Total assets	$3,092	$723	$—	$—	$—	$200
Accrued expenses:
Lead forward contracts	$835	$89	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	391	—
Other liabilities:
Interest rate swaps	—	1,162	—	—	—	—
Net investment hedges	—	—	19,167	15,760	—	—
Total liabilities	$835	$1,251	$19,167	$15,760	$391	$—

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(455)	Cost of goods sold	$5,388
Foreign currency forward contracts	1,740	Cost of goods sold	612
Interest Rate Swaps	6,915	Interest expense	3,057
Total	$8,200		$9,057

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(2,695)	Interest expense	$713
Total	$(2,695)		$713

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(846)
Total		$(846)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,883)	Cost of goods sold	$(3,765)
Foreign currency forward contracts	1,849	Cost of goods sold	2,589
Interest rate swaps	(1,162)	Interest Expense	—
Total	$(3,196)		$(1,176)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$29,021	Interest expense	$3,587
Total	$29,021		$3,587

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,182
Total		$1,182

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2022

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$12,193	Cost of goods sold	$8,974
Foreign currency forward contracts	941	Cost of goods sold	768
Total	$13,134		$9,742

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$1,479	Interest expense	$1,181
Total	$1,479		$1,181

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(157)
Total		$(157)

14. Income Taxes

	Fiscal year ended March 31,
	2024	2023	2022
Current income tax expense
Current:
Federal	$21,785	$21,203	$9,558
State	3,252	5,654	4,022
Foreign	27,396	23,208	15,333
Total current income tax expense	52,433	50,065	28,913
Deferred income tax (benefit) expense
Federal	(25,008)	(18,370)	1,183
State	(3,564)	(2,534)	(1,453)
Foreign	(772)	5,668	1,385
Total deferred income tax (benefit) expense	(29,344)	(15,236)	1,115
Total income tax expense	$23,089	$34,829	$30,028

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2024	2023	2022
United States	$99,230	$38,703	$21,871
Foreign	192,955	171,936	152,068
Earnings before income taxes	$292,185	$210,639	$173,939

Income taxes paid by the Company for the fiscal years ended March 31, 2024, 2023 and 2022 were $28,810, $46,309 and $50,484, respectively.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2024	2023
Deferred tax assets:
Accounts receivable	$309	$219
Inventories	13,472	6,387
Net operating loss carryforwards	51,005	48,801
Lease liabilities	20,081	20,888
Capitalized R&D Expenditures	32,740	16,378
Accrued expenses	35,132	31,949
Other assets	29,079	22,029
Gross deferred tax assets	181,818	146,651
Less valuation allowance	(35,754)	(31,172)
Total deferred tax assets	146,064	115,479
Deferred tax liabilities:
Property, plant and equipment	45,493	42,884
Lease Right-of-use assets	20,071	20,888
Intangible assets	56,726	59,152
Other liabilities	4,560	4,521
Total deferred tax liabilities	126,850	127,445
Net deferred tax assets (liabilities)	$19,214	$(11,966)

The Company has approximately $539 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, with expirations between 2024 and 2028. The Company has approximately $211,489 of foreign net operating loss carryforwards, of which $111,526 may be carried forward indefinitely and $99,963 expire between fiscal 2024 and fiscal 2042. In addition, the Company also has approximately $25,646 of state net operating loss carryforwards with expirations between fiscal 2024 and fiscal 2043.

The following table sets forth the changes in the Company's valuation allowance for fiscal 2024, 2023 and 2022:

	Balance at Beginning of Period	Additions Charged to Expense	Valuation Allowance Reversal	Other(1)	Balance at End of Period
Fiscal year ended March 31, 2022	$31,928	$4,486	$(1,535)	$(3,862)	$31,017
Fiscal year ended March 31, 2023	31,017	2,654	(586)	(1,913)	31,172
Fiscal year ended March 31, 2024	31,172	9,463	(2,614)	(2,267)	35,754
(1)Includes the impact of currency changes and the expiration of net operating losses for which a full valuation allowance was recorded.

As of March 31, 2024 and 2023, the Company had no federal valuation allowance and the valuation allowance associated with the state tax jurisdictions was $535 and $343, respectively.

As of March 31, 2024 and 2023, the valuation allowance associated with certain foreign tax jurisdictions was $35,219 and $30,829, respectively. Of the net increase of $4,389, $6,656 was recorded as an increase to tax expense primarily related to deferred tax assets generated in the current year that the Company believes are not more likely than not to be realized, offset by $(2,267) primarily related to foreign currency translation adjustments and expiration of foreign net operating losses for which a full valuation allowance was recorded.

A reconciliation of income taxes at the statutory rate (21.0% for fiscal 2024, 2023 and 2022) to the income tax provision is as follows:

	Fiscal year ended March 31,
	2024	2023	2022
United States statutory income tax expense	$61,358	$44,233	$36,527
Increase (decrease) resulting from:
State income taxes, net of federal effect	(995)	1,714	1,724
Nondeductible expenses and other	3,833	6,028	1,217
Net effect of GILTI, FDII, BEAT	3,313	2,457	5,405
Effect of foreign operations	(17,475)	(12,978)	(14,192)
Valuation allowance	6,849	2,068	2,951
Research and Development Credit	(5,158)	(5,063)	(3,604)
IRA Impact	(28,636)	(3,630)	—
Income tax expense	$23,089	$34,829	$30,028

The effective income tax rates for the fiscal years ended March 31, 2024, 2023 and 2022 were 7.9%, 16.5% and 17.3%, respectively. The effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of its consolidated income before taxes. The rate decrease in fiscal 2024 compared to fiscal 2023 is primarily due to the impact of IRA offset by changes in mix of earnings among tax jurisdictions. The rate decrease in fiscal 2023 compared to fiscal 2022 is primarily due to the impact of IRA offset by changes in mix of earnings among tax jurisdictions.

In fiscal 2024, the foreign effective income tax rate on foreign pre-tax income of $192,955 was 13.8%. In fiscal 2023, the foreign effective income tax rate on foreign pre-tax income of $171,936 was 16.8% and in fiscal 2022, the foreign effective income tax rate on foreign pre-tax income of $152,068 was 11.0%.The rate decrease in fiscal 2024 compared to fiscal 2023 is primarily due to additional income taxes recorded on undistributed earnings in fiscal 2023 and changes in mix of earnings among tax jurisdictions. The rate increase in fiscal 2023 compared to fiscal 2022 is primarily due to a reduction in favorable permanent items and changes in mix of earnings among tax jurisdictions.

Income from the Company's Swiss subsidiary comprised a substantial portion of its overall foreign mix of income for the fiscal years ended March 31, 2024, 2023 and 2022 and was taxed, excluding the impact from the Swiss tax reform, at approximately 9%, 7% and 4%, respectively.

The Company has approximately $1,352,000 and $1,340,000 of undistributed earnings of foreign subsidiaries for fiscal years 2024 and 2023, respectively. A small portion of the above earnings were no longer considered indefinitely reinvested, as a result, the Company recorded additional income taxes in prior years. The Company intends to continue to be indefinitely reinvested on the remaining undistributed foreign earnings and outside basis differences and therefore, no additional income taxes have been provided.

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Fiscal year ended March 31,
	2024	2023	2022
Balance at beginning of year	$3,495	$4,770	$6,785
Increases related to current year tax positions	(2)	24	21
Increases related to prior year tax positions	—	(1)	598
Decreases related to prior tax positions	(129)	—	—
Decreases related to prior year tax positions settled	—	(77)	(784)
Lapse of statute of limitations	(519)	(1,221)	(1,850)
Balance at end of year	$2,845	$3,495	$4,770

All of the balance of unrecognized tax benefits at March 31, 2024, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions and is routinely subject to income tax examinations. As of March 31, 2024, the most significant tax examinations in process are the United States and Switzerland. The Company regularly assesses the likely outcomes of its tax audits and disputes to determine the appropriateness of its tax reserves. However, any tax authority could take a position on tax treatment that is contrary to the Company’s expectations, which could result in tax liabilities in excess of reserves. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

While the net effect on total unrecognized tax benefits cannot be reasonably estimated, approximately $533 is expected to reverse in fiscal 2024 due to expiration of various statute of limitations.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2024 and 2023, the Company had an accrual of $455 and $435, respectively, for interest and penalties.

15. Retirement Plans

Defined Benefit Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2024, 2023 and 2022, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$884	$918	$1,114
Interest cost	657	582	517	2,215	1,715	1,427
Expected return on plan assets	(424)	(455)	(526)	(1,244)	(2,005)	(2,200)
Amortization and deferral	—	—	7	326	478	1,205
Net periodic benefit cost	$233	$127	$(2)	$2,181	$1,106	$1,546

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2024	2023	2024	2023
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$14,056	$16,205	$51,718	$70,833
Service cost	—	—	884	918
Interest cost	657	582	2,215	1,715
Benefits paid, inclusive of plan expenses	(865)	(843)	(2,353)	(2,052)
Plan curtailments and settlements	—	—	—	—
Plan combinations	—	—	1,835	—
Actuarial (gains) losses	(535)	(1,888)	633	(15,995)
Foreign currency translation adjustment	—	—	874	(3,701)
Benefit obligation at the end of the period	$13,313	$14,056	$55,806	$51,718

Change in plan assets
Fair value of plan assets at the beginning of the period	$13,975	$16,166	$40,104	$42,067
Actual return on plan assets	2,043	(1,348)	(7,717)	(3,722)
Employer contributions	—	—	1,655	6,428
Benefits paid, inclusive of plan expenses	(865)	(843)	(2,353)	(2,052)
Plan curtailments and settlements	—	—	—	—
Foreign currency translation adjustment	—	—	874	(2,617)
Fair value of plan assets at the end of the period	$15,153	$13,975	$32,563	$40,104
Funded status surplus (deficit)	$1,840	$(81)	$(23,243)	$(11,614)

	March 31,
	2024	2023
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$5,606	$14,147
Accrued expenses	(1,497)	(1,314)
Other liabilities	(25,512)	(24,528)
Funded status deficit	$(21,403)	$(11,695)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2024, 2023 and 2022:

	Fiscal year ended March 31,
	2024	2023	2022
Amounts recorded in AOCI before taxes:
Prior service cost	$(85)	$(128)	$(174)
Net loss	(9,590)	(2,307)	(14,049)
Net amount recognized	$(9,675)	$(2,435)	$(14,223)

The following table represents changes in plan assets and benefit obligations recognized in AOCI for the Company’s pension plans for the years ended March 31, 2024, 2023 and 2022:

	Fiscal year ended March 31,
	2024	2023	2022
Changes in plan assets and benefit obligations:
New prior service cost	$—	$—	$—
Net loss (gain) arising during the year	7,439	(10,352)	(9,362)
Effect of exchange rates on amounts included in AOCI	127	(957)	(883)
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(42)	(41)	(45)
Amortization or settlement recognition of net loss	(284)	(438)	(1,167)
Total recognized in other comprehensive (income) loss	$7,240	$(11,788)	$(11,457)

The amounts included in AOCI as of March 31, 2024 that are expected to be recognized as components of net periodic pension cost (before tax) during the next twelve months are as follows:

Prior service cost	$(42)
Net loss	(465)
Net amount expected to be recognized	$(507)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each fiscal year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2024	2023	2024	2023
All defined benefit plans:
Accumulated benefit obligation	$13,313	$14,056	$53,169	$49,290
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$27,009	$25,562
Accumulated benefit obligation	—	—	24,930	23,704
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$—	$11,671	$27,009	$25,908
Fair value of plan assets	—	11,403	—	335
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$—	$11,671	$27,009	$25,562
Accumulated benefit obligation	—	11,671	24,930	23,704
Fair value of plan assets	—	11,403	—	—

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the U.S. and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2024	2023	2022	2024	2023	2022
Discount rate	4.9%	3.7%	3.0%	3.5%-6.0%	1.5%-5.4%	0.5%-2.3%
Expected return on plan assets	5.5	5.5	5.5	4.0-4.7	3.1-5.3	2.7-5.3
Rate of compensation increase	N/A	N/A	N/A	2.3-4.5	1.8-5.5	1.5-4.0
N/A = not applicable

Significant assumptions used to determine the projected benefit obligations for the U.S. and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2024	2023	2024	2023
Discount rate	5.2%	4.9%	3.8%-5.3%	3.5%-6%
Rate of compensation increase	N/A	N/A	2.5-4.5	2.3-4.5
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

Equity investments historically were maintained within a target range of 40% - 75% of the total portfolio market value for the U.S. plans and with a target of approximately 65% for international plans. The investment strategy for the U.S. plan has been updated this year to reflect a de-risking exercise that occurred where the U.S. plan moved from approximately 60% equity to all cash and fixed income. The UK plan purchased a buy-in annuity insurance contract is fiscal 2024 and now the UK plan is fully insured. Investments in debt securities include issues of various maturities, and the average quality rating of bonds should be investment grade with a minimum quality rating of “B” at the time of purchase.

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

The following table represents the Company's pension plan investments measured at fair value as of March 31, 2024 and 2023 and the basis for that measurement:

	March 31, 2024
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$5,473	$5,473	$—	$—	$3,752	$3,752	$—	$—
Equity securities
US(a)	—	—	—	—	—	—	—	—
International(b)	—	—	—	—	—	—	—	—
Fixed income(c)	9,680	9,680	—	—	314	—	314	—
Other investments(d)	—	—	—	—	28,497	—	—	28,497
Total	$15,153	$15,153	$—	$—	$32,563	$3,752	$314	$28,497

	March 31, 2023
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,714	$1,714	$—	$—	$7,775	$7,775	$—	$—
Equity securities
US(a)	8,308	8,308	—	—	—	—	—	—
International(b)	—	—	—	—	—	—	—	—
Fixed income(c)	3,953	3,953	—	—	32,329	—	32,329	—
Total	$13,975	$13,975	$—	$—	$40,104	$7,775	$32,329	$—

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
(d)Other investments consists of a buy-in annuity insurance contract. The fair value of the buy-in policy is set equal to the value of the obligations as determined by the actuary. This value is considered Level 3 due to the use of the significant unobservable inputs.

Level 3 Rollforward

The following presents our Level 3 Rollforward for our defined pension plan assets:

Beginning of year balance as of March 31, 2023	$—
Actual return on plan assets, relating to assets still held at the reporting date	$(2,945)
Purchases	$31,287
Change due to exchange rate changes	$155
End of year balance as of March 31, 2024	$28,497

The Company expects to make cash contributions of approximately $1,532 to its pension plans in fiscal 2025.
Estimated future benefit payments under the Company’s pension plans are as follows:

2025	$3,328
2026	3,312
2027	3,454
2028	4,236
2029	4,616
Years 2030-2034	23,925

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. eligible employees can contribute a portion of their pre-tax and / or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and /or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2024, 2023 and 2022 were $22,819, $20,933 and $18,402, respectively.

16. Stockholders’ Equity

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2024 and 2023, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following demonstrates the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2022, 2023 and 2024, respectively:

Shares outstanding as of March 31, 2021	42,753,020
Purchase of treasury stock	(1,996,334)
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	229,972
Shares outstanding as of March 31, 2022	40,986,658
Purchase of treasury stock	(358,365)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	272,766
Shares outstanding as of March 31, 2023	40,901,059
Purchase of treasury stock	(1,002,415)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	373,292
Shares outstanding as of March 31, 2024	40,271,936

Treasury Stock

In fiscal 2024, the Company purchased 1,002,415 shares for $95,690. The Company purchased 358,365 shares for $22,907 in fiscal 2023 and 1,996,334 shares for $156,366 in fiscal 2022. At March 31, 2024 and 2023, the Company held 16,091,988 and 15,103,554 shares as treasury stock, respectively.

Treasury Stock Reissuance

During fiscal 2024, fiscal 2023 and fiscal 2022, the Company also issued 13,981, 17,077 and 13,858 shares out of its treasury stock, respectively, valued at $62.55 per share, on a FIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI”)

The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2024
Pension funded status adjustment	$(4,423)	$(5,672)	$297	$(9,798)
Net unrealized gain (loss) on derivative instruments	1,411	6,283	(6,939)	755
Foreign currency translation adjustment (1)	(180,462)	(15,346)	—	(195,808)
Accumulated other comprehensive loss	$(183,474)	$(14,735)	$(6,642)	$(204,851)
March 31, 2023
Pension funded status adjustment	$(12,637)	$7,872	$342	$(4,423)
Net unrealized gain (loss) on derivative instruments	2,963	(2,453)	901	1,411
Foreign currency translation adjustment (1)	(133,821)	(46,641)	—	(180,462)
Accumulated other comprehensive loss	$(143,495)	$(41,222)	$1,243	$(183,474)
March 31, 2022
Pension funded status adjustment	$(20,947)	$7,374	$936	$(12,637)
Net unrealized gain (loss) on derivative instruments	360	10,063	(7,460)	2,963
Foreign currency translation adjustment	(95,296)	(38,525)	—	(133,821)
Accumulated other comprehensive loss	$(115,883)	$(21,088)	$(6,524)	$(143,495)
(1) Foreign currency translation adjustment for the fiscal year ended March 31, 2024, March 31, 2023, March 31, 2022 and includes a $2,615 loss (net of taxes of $797), $19,491 gain (net of taxes of $4,557) and $228 gain (net of taxes $70), respectively, related to the Company's $300,000 and $150,000 cross-currency fixed interest rate swap contracts.

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(9,057)	Cost of goods sold
Tax expense	2,118
Net unrealized gain on derivative instruments, net of tax	$(6,939)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(713)	Interest expense
Tax expense	167
Net unrealized gain on derivative instruments, net of tax	$(546)

Defined benefit pension costs:
Prior service costs and deferrals	$326	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(29)
Net periodic benefit cost, net of tax	$297

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,176	Cost of goods sold
Tax benefit	(275)
Net unrealized loss on derivative instruments, net of tax	$901

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(3,587)	Interest expense
Tax expense	839
Net unrealized gain on derivative instruments, net of tax	$(2,748)

Defined benefit pension costs:
Prior service costs and deferrals	$478	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(136)
Net periodic benefit cost, net of tax	$342

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2022:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(9,742)	Cost of goods sold
Tax benefit	2,282
Net unrealized gain on derivative instruments, net of tax	$(7,460)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,181)	Interest expense
Tax expense	276
Net unrealized gain on derivative instruments, net of tax	$(905)

Defined benefit pension costs:
Prior service costs and deferrals	$1,212	Net periodic benefit cost, included in other (income) expense, net - See Note 15
Tax benefit	(276)
Net periodic benefit cost, net of tax	$936

17. Stock-Based Compensation

As of March 31, 2024, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2023 EIP. Shares subject to stock option or stock appreciation right awards, that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of such awards, shall not be available for future grant under the 2023 EIP.

As of March 31, 2024, 5,449,381 shares are available for future grants. The Company’s equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

During fiscal 2024, the Company granted to management and other key employees 200,314 non-qualified options that vest ratably over 3 years from the date of grant. Options expire 10 years from the date of grant.

The Company recognized stock-based compensation expense relating to stock options of $7,022, with a related tax benefit of $730 for fiscal 2024, $6,232 with a related tax benefit of $848 for fiscal 2023 and $6,235 with a related tax benefit of $738 for fiscal 2022.

For purposes of determining the fair value of stock options granted, the Company used a Black-Scholes Model with the following assumptions:

	2024	2023	2022
Risk-free interest rate	4.24%	2.92%	0.89%
Dividend yield	0.95%	0.99%	0.76%
Expected life (years)	6	6	6
Volatility	38.3%	37.4%	37.3%

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2021	799,501	7.8	$72.31	$14,781
Granted	246,222		97.32	—
Exercised	(42,640)		65.71	1,079
Forfeited	(27,478)		71.26	520
Expired	—		—	—
Options outstanding as of March 31, 2022	975,605	7.5	$78.94	$3,605
Granted	310,140		75.33	—
Exercised	(75,180)		65.22	1,561
Forfeited	(9,575)		80.05	39
Expired	(4,679)		85.12	—
Options outstanding as of March 31, 2023	1,196,311	7.3	$78.83	$12,150
Granted	200,314		101.04	—
Exercised	(197,350)		71.81	6,110
Forfeited	(9,166)		78.68	158
Expired	—		—	—
Options outstanding as of March 31, 2024	1,190,109	7.0	$83.74	$15,043
Options exercisable as of March 31, 2024	713,932	5.9	$79.70	$11,178
Options vested and expected to vest, as of March 31, 2024	1,176,995	7.0	$83.66	$14,944

The following table summarizes information regarding stock options outstanding as of March 31, 2024:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$57.60-$60.00	98,680	5.0	$57.73
$60.01-$70.00	26,118	0.9	$68.76
$70.01-$80.00	423,674	7.4	$75.50
$80.01-$90.00	219,580	5.3	$83.00
$90.01-$100.00	140,375	8.3	$93.16
$100.01-$104.18	281,682	8.3	$102.51
	1,190,109	7.0	$83.74

Restricted Stock Units, Market and Performance-condition based Awards

Non-Employee Directors

In fiscal 2024, the Company granted to non-employee directors 21,147 deferred restricted stock units (“DSU”) at the fair value of $76.83 per unit at the date of grant. In fiscal 2023, such grants amounted to 39,792 DSU's at the fair value of $42.95 per unit at the date of grant and in fiscal 2022, such grants amounted to 24,055 DSU's units at the fair value of $60.29 unit at the date of grant. The awards vest immediately upon the date of grant and are settled in shares of common stock six months after termination of service as a director.

The Company also granted to non-employee directors, during fiscal 2024, fiscal 2023 and fiscal 2022, 8,386, 1,635, and 781 restricted stock units, respectively, at fair values of $94.34, $66.90 and $88.27, respectively, under the deferred compensation plan for non-employee directors.

Employees

In fiscal 2024, the Company granted to management and other key employees 269,751 restricted stock units that vest ratably over four years from the date of grant, at the fair value of $94.31 per restricted stock unit.

In fiscal 2023, the Company granted to management and other key employees 345,449 restricted stock units that vest ratably over four years from the date of grant at the fair value of $70.88 per restricted stock unit.

In fiscal 2022, the Company granted to management and other key employees 229,600 restricted stock units that vest ratably over four years from the date of grant at a fair value of $91.81 per restricted stock unit.

A summary of the changes in restricted stock units, including DSU's, and TSRs awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2024 is presented below:

	Restricted Stock Units (RSU)		Market condition-based Share Units (TSR)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of TSR	Weighted- Average Grant Date Fair Value
Non-vested awards as of March 31, 2023	1,009,783	$65.48	31,653	$62.19
Granted	299,284	92.44	—	—
Stock dividend	8,987	68.55	61	62.80
Vested	(262,315)	72.63	(30,582)	62.02
Forfeitures	(32,903)	79.36	—	—
Non-vested awards as of March 31, 2024	1,022,836	$69.24	1,132	$66.89

The Company recognized stock-based compensation expense relating to restricted stock units, TSRs of $23,585, with a related tax benefit of $4,557 for fiscal 2024, $20,139, with a related tax benefit of $3,746 for fiscal 2023 and $18,054, with a related tax benefit of $3,072 for fiscal 2022.

All Award Plans

As of March 31, 2024, unrecognized compensation expense associated with the non-vested equity awards outstanding was $54,014 and is expected to be recognized over a weighted-average period of 22 months.

18. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2024	2023	2022
Net earnings attributable to EnerSys stockholders	$269,096	$175,810	$143,911
Weighted-average number of common shares outstanding:
Basic	40,669,392	40,809,235	42,106,337
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	702,047	517,520	677,036
Diluted weighted-average number of common shares outstanding	41,371,439	41,326,755	42,783,373
Basic earnings per common share attributable to EnerSys stockholders	$6.62	$4.31	$3.42
Diluted earnings per common share attributable to EnerSys stockholders	$6.50	$4.25	$3.36
Anti-dilutive equity awards not included in diluted weighted-average common shares	356,893	710,678	951,057

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. As of March 31, 2024 and March 31, 2023, the Company did not have a reserve balance related to these matters.

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

Collective Bargaining

At March 31, 2024, the Company had approximately 10,797 employees. Of these employees, approximately 28% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 7% of the total workforce. The average term of these agreements is 2 years, with the longest term being 4 years. The Company considers its employee relations to be good and did not experience any significant labor unrest or disruption of production during fiscal 2024.

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

20. Restructuring, Exit and Other Charges

Restructuring Programs

The Company had committed to various restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete, with an estimated $2,276 remaining to be incurred by the end of fiscal 2025, mainly related to plans started in fiscal 2024. Restructuring and exit charges for the reportable segments are as follows:

During fiscal 2024, the Company recorded charges related to our fiscal 2024 and fiscal 2023 programs in the Energy Systems and Motive Power segments to improve operational efficiencies. The charges related to severance payments and amounted to $4,468 to approximately 146 employees in the Energy Systems’ segment and $2,713 to approximately 37 employees in the Motive Power segment.

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

Restructuring and exit charges for fiscal 2024, 2023 and 2022 by reportable segments are as follows:

	Fiscal year ended March 31, 2024
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$4,526	$3,445	$35	$8,006
Exit charges	4,312	8,253	7,532	20,097
Restructuring and other exit charges	$8,838	$11,698	$7,567	$28,103

	Fiscal year ended March 31, 2023
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$1,318	$327	$42	$1,687
Exit charges	123	12,537	2,092	14,752
Restructuring and other exit charges	$1,441	$12,864	$2,134	$16,439

	Fiscal year ended March 31, 2022
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$2,005	$2,348	$75	$4,428
Exit charges	708	14,711	(1,091)	14,328
Restructuring and other exit charges	$2,713	$17,059	$(1,016)	$18,756

A roll-forward of the restructuring reserve is as follows:

Balance at March 31, 2021	$2,595
Accrued	4,428
Costs incurred	(6,013)
Foreign currency impact and other	20
Balance at March 31, 2022	$1,030
Accrued	1,687
Costs incurred	(2,224)
Foreign currency impact and other	(48)
Balance at March 31, 2023	$445
Accrued	8,006
Costs incurred	(6,064)
Foreign currency impact and other	21
Balance at March 31, 2024	$2,408

Exit Charges

Fiscal 2024 Programs

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the Company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company estimates that the total charges for these actions will amount to approximately $24,500. Non-cash charges for inventory and fixed assets write offs, and impairment of an indefinite-lived intangible asset are estimated to be $23,600, and cash charges for employee severance and retention payments are estimated to be $900. The plan is substantially complete as the end of fiscal 2024.

During fiscal 2024, the Company recorded non-cash charges totaling $551 primarily related to fixed assets and cash charges of $689 related to severance costs. The Company also recorded a non-cash write offs relating to inventories of $17,075, which was reported in cost of goods sold, and impairment of indefinite-lived intangible asset of $6,020.

Spokane

On November 8, 2023, the Company committed to a plan to close its facility in Spokane, Washington, which primarily manufactures enclosure systems for telecommunications and related end markets. Management determined that existing manufacturing locations have the capacity to satisfy demand for these products and will execute more efficient distribution to customers. The Company currently estimates that the total charges for these actions will amount to approximately $3,600 relating to $1,400 in cash charges for employee severance, and non-cash charges of $2,200 relating to fixed assets, facility lease, and inventory. The plan is substantially complete as the end of fiscal 2024.

During fiscal 2024, the Company recorded cash charges of $1,343 primarily related to severance costs and non-cash charges totaling $2,066 related to lease right of use asset and fixed asset write offs.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $12,730. Cash charges are estimated to total $8,837 primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3,892 relating to fixed assets, inventory, and contract assets. The plan is substantially complete as the end of fiscal 2024.

During fiscal 2023, the Company recorded cash charges of $1,682 related primarily related to severance costs and non-cash charges totaling $417 primarily relating to contract assets.

During fiscal 2024, the Company recorded cash charges of $7,155 primarily related to severance costs, relocation expenses, and manufacturing variances and non-cash charges totaling $377. The Company also recorded a non-cash write off relating to inventories of $3,098, which was reported in cost of goods sold.

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18,500. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9,200 and non-cash charges from inventory and fixed asset write-offs are estimated to be $9,300. These actions will result in the reduction of approximately 165 employees. The plan is substantially complete as the end of fiscal 2024.

During fiscal 2023, the Company recorded cash charges relating to severance and manufacturing variances of $2,735 and non-cash charges of $7,261 relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $1,613, which was reported in cost of goods sold.

During fiscal 2024, the Company recorded cash charges relating to site cleanup and decommissioning equipment of $4,399.

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

During fiscal 2024, the Company recorded cash charges of $2,118 relating primarily to site cleanup and $526 of non-cash charges relating to accelerated depreciation of fixed assets.

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

	Fiscal year ended March 31,
	2024	2023	2022
Balance at beginning of year	$56,630	$54,978	$58,962
Current year provisions	34,110	29,132	17,645
Costs incurred	(30,160)	(25,251)	(20,648)
Foreign currency translation adjustment	239	(2,229)	(981)
Balance at end of year	$60,819	$56,630	$54,978

22. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2024	2023	2022
Cost of Funds Asset Securitization	$8,776	$2,314	$—
Non-service components of pension expense	1,530	315	430
Foreign exchange transaction (gains) losses	(6,053)	671	(7,169)
Other	5,178	4,893	1,274
Total	$9,431	$8,193	$(5,465)

23. Business Segments

The Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis. The Company identifies the following as its four operating segments, based on lines of business:

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
•Specialty - premium batteries for starting, lighting and ignition applications in premium automotive and large over-the-road trucks, energy storage solutions for satellites, spacecraft, commercial aircraft, military land vehicles, aircraft, submarines, ships and other tactical vehicles, as well as medical devices and equipment; and
•New Ventures - energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles

The operating segments of Energy Systems, Motive Power, and Specialty also represent the Company's reportable segments under ASC 280, Segment Reporting. The results of New Ventures include start-up and operating expenses captured within the "Corporate and other" category of operating earnings.

Summarized financial information related to the Company’s reportable segments at March 31, 2024, 2023 and 2022 and for each of the fiscal years then ended is shown below.

	Fiscal year ended March 31,
	2024	2023	2022
Net sales by segment to unaffiliated customers
Energy Systems	$1,590,023	$1,738,195	$1,536,673
Motive Power	1,456,181	1,451,244	1,361,254
Specialty	535,667	519,140	459,392
Total net sales	$3,581,871	$3,708,579	$3,357,319
Operating earnings by segment
Energy Systems	$86,955	$90,400	$48,875
Motive Power	214,650	179,972	172,396
Specialty	31,366	40,487	46,730
Corporate and other (3)	117,260	17,283	—
Inventory adjustment relating to exit activities - Energy Systems	(17,075)	211	(186)
Inventory adjustment relating to exit activities - Motive	—	(892)	(2,418)
Inventory adjustment relating to exit activities - Specialty	(3,098)	—	—
Restructuring and other exit charges - Energy Systems	(8,840)	(1,441)	(2,713)
Restructuring and other exit charges - Motive Power	(11,697)	(12,864)	(17,059)
Restructuring and other exit charges - Specialty	(7,566)	(2,134)	1,016
Impairment of indefinite-lived intangibles - Energy Systems	(13,619)	(100)	(501)
Impairment of indefinite-lived intangibles - Motive Power	—	—	(677)
Impairment of indefinite-lived intangibles - Specialty	—	(380)	—
Loss on assets held for sale - Motive Power	—	—	(2,973)
Total Amortization - Energy Systems	(24,503)	(27,383)	(29,277)
Total Amortization - Motive Power	(683)	(441)	(1,055)
Total Amortization - Specialty	(2,808)	(2,923)	(2,962)
Legal proceedings charge, net - Energy Systems	(3,705)	—	—
Other - Energy Systems	(3,740)	(712)	(1,628)
Other - Motive Power	(1,032)	(627)	(1,040)
Other - Specialty	(295)	(95)	(277)
Total operating earnings(2)	$351,570	$278,361	$206,251

Capital Expenditures
Energy Systems	$33,626	$37,249	$33,614
Motive Power	17,115	16,373	13,887
Specialty	35,596	35,150	26,540
Other	100	—	—
Total	$86,437	$88,772	$74,041

Depreciation and Amortization
Energy Systems	$49,469	$52,034	$54,580
Motive Power	23,690	22,404	24,918
Specialty	18,762	16,715	16,380
Other	100	—	—
Total	$92,021	$91,153	$95,878

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

The Company's property, plant and equipment by reportable segments as of March 31, 2024 and 2023 are as follows:

	March 31, 2024	March 31, 2023
Property, plant and equipment, net
Energy Systems	$189,519	$199,414
Motive Power	145,395	142,301
Specialty	197,368	171,568
Other	168	$—
Total	$532,450	$513,283
The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 60.2%, 63.4% and 60.7% for fiscal years ended March 31, 2024, 2023 and 2022, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2024 and 2023, were $357,416 and $336,970, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and, therefore, was deemed not material for separate disclosure.

24. Subsequent Events

Dividend

On May 22, 2024, the Board of Directors approved a quarterly cash dividend of $0.225 per share of common stock to be paid on June 28, 2024, to stockholders of record as of June 14, 2024.

Bren-Tronics, Inc. Acquisition

On May 2, 2024, EnerSys announced that the Company has entered into a definitive agreement to acquire Bren-Tronics, Inc. for approximately $208 million, subject to adjustments. Bren-Tronics, Inc is a leading manufacturer of highly reliable portable power solutions, including small and large lithium batteries and charging solutions, for military and defense applications. The acquisition is subject to certain closing conditions, including the receipt of governmental regulatory approvals and the proper onveyance of all required closing deliverables. The acquisition is expected to close by the end of the second quarter of fiscal 2025, subject to the satisfaction of customary closing conditions.

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

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2024.

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm,” which appears in Item 8 in this Annual Report on Form 10-K.

/s/ David M. Shaffer	/s/ Andrea J. Funk
David M. Shaffer Chief Executive Officer	Andrea J. Funk Chief Financial Officer

ITEM 9B.	OTHER INFORMATION

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,226,888	(1)	$83.66	(2)	5,449,381
Equity compensation plans not approved by security holders	—		—		—
Total	2,226,888		$83.66		5,449,381
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

4.4
Fifth Supplemental Indenture, dated as of January 11, 2024, among EnerSys, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as successor in interest to MUFG Union Bank, N.A., as Trustee. (incorporated by reference to Exhibit 4.2 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on January 11, 2024).

4.5	Form of 6.625% Senior Notes due 2032 (incorporated by reference to Exhibit 4.3 to EnerSys’ Current Report on Form 8-K (File No. 00-32253) filed on January 11, 2024).

4.6	Description of Capital Stock (filed herewith).

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

Exhibit Number	Description of Exhibit
10.19
Third Amendment to Credit Agreement, dated as of September 8, 2022, among the Company, certain of its subsidiaries party thereto, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporation by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32253) filed on September 8, 2022)

10.20
Fourth Amendment to Credit Agreement, dated as of March 22, 2023, among the Company, certain of its subsidiaries party thereto, Bank of America, N.A., as administrative agent, and the other lenders party thereto (file No. 001-32253) filed with the SEC on May 24, 2023.

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

10.32
Voluntary Deferred Compensation Plan For Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 of EnerSys' Form 10-Q for the quarter ended July 2, 2023 (File Number 001-32253) filed on August 9, 2023).

Exhibit Number	Description of Exhibit
10.33
EnerSys Voluntary Deferred Compensation Plan For Executives (incorporated herein by reference to Exhibit 10.2 of EnerSys' Form 10-Q for the quarter ended July 2, 2023 (File Number 001-32253) filed on August 9, 2023).

10.35
Award Agreement for Employees - Restricted Stock Units under the 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of EnerSys' Form 10-Q for the quarter ended July 2, 2023 (File Number 001-32253) filed on August 9, 2023).

10.36
Employee Stock Option Agreement under the 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of EnerSys' Form 10-Q for the quarter ended July 2, 2023 (File Number 001-32253) filed on August 9, 2023).

10.37
Award Agreement for Non-Employee Directors Deferred Stock Units (incorporated herein by reference to Exhibit 10.5 of EnerSys' Form 10-Q for the quarter ended July 2, 2023 (File Number 001-32253) filed on August 9, 2023).

10.38
EnerSys 2023 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ proxy statement on Schedule 14A dated June 22, 2023 for the annual meeting of shareholders held on August 3, 2023).

19.1	Policy on Insider Trading (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Clawback Policy (filed herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ DAVID M. SHAFFER
May 22, 2024		David M. Shaffer Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAVID M. SHAFFER	Chief Executive Officer	May 22, 2024
David M. Shaffer

/s/ ANDREA J. FUNK	Chief Financial Officer (Principal Accounting Officer)	May 22, 2024
Andrea J. Funk

/s/ CAROLINE CHAN	Director	May 22, 2024
Caroline Chan

/s/ HWAN-YOON F. CHUNG	Director	May 22, 2024
Hwan-yoon F. Chung

/s/ STEVEN M. FLUDDER	Director	May 22, 2024
Steven M. Fludder

/s/ HOWARD I. HOFFEN	Director	May 22, 2024
Howard I. Hoffen

/s/ ARTHUR T. KATSAROS	Director	May 22, 2024
Arthur T. Katsaros

/s/ GENERAL ROBERT MAGNUS, USMC (RETIRED)	Director	May 22, 2024
General Robert Magnus, USMC (Retired)

/s/ TAMARA MORYTKO	Director	May 22, 2024
Tamara Morytko

/s/ PAUL J. TUFANO	Director	May 22, 2024
Paul J. Tufano

/s/ RONALD P. VARGO	Director	May 22, 2024
Ronald P. Vargo

/s/ RUDOLPH WYNTER	Director	May 22, 2024
Rudolph Wynter