Form 10-Q
period 2024-06-30
EnerSys
filed 2024-08-07
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Common Stock outstanding at August 2, 2024: 40,244,751 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$344,069	$333,324
Accounts receivable, net of allowance for doubtful accounts: June 30, 2024 - $8,447; March 31, 2024 - $8,107	507,925	524,725
Inventories, net	713,698	697,698
Prepaid and other current assets	283,407	226,949
Total current assets	1,849,099	1,782,696
Property, plant, and equipment, net	547,071	532,450
Goodwill	679,164	682,934
Other intangible assets, net	312,237	319,407
Deferred taxes	48,512	49,798
Other assets	121,164	98,721
Total assets	$3,557,247	$3,466,006
Liabilities and Equity
Current liabilities:
Short-term debt	$29,960	$30,444
Accounts payable	354,729	369,456
Accrued expenses	301,104	323,957
Total current liabilities	685,793	723,857
Long-term debt, net of unamortized debt issuance costs	867,104	801,965
Deferred taxes	33,602	30,583
Other liabilities	159,559	152,529
Total liabilities	1,746,058	1,708,934
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at June 30, 2024 and at March 31, 2024	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 56,455,353 shares issued and 40,237,053 shares outstanding at June 30, 2024; 56,363,924 shares issued and 40,271,936 shares outstanding at March 31, 2024	565	564
Additional paid-in capital	644,155	629,879
Treasury stock at cost, 16,218,300 shares held as of June 30, 2024 and 16,091,988 shares held as of March 31, 2024	(847,283)	(835,827)
Retained earnings	2,224,720	2,163,880
Accumulated other comprehensive loss	(214,373)	(204,851)
Total EnerSys stockholders’ equity	1,807,784	1,753,645
Nonredeemable noncontrolling interests	3,405	3,427
Total equity	1,811,189	1,757,072
Total liabilities and equity	$3,557,247	$3,466,006
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	June 30, 2024	July 2, 2023
Sales from products	$758,531	$807,647
Sales from services	94,385	100,922
Net sales	852,916	908,569
Cost of goods sold	535,766	587,203
Cost of services	78,779	77,962
Inventory adjustment relating to exit activities	—	3,098
Gross profit	238,371	240,306
Operating expenses	141,102	144,552
Restructuring and other exit charges	5,938	6,309
Operating earnings	91,331	89,445
Interest expense	10,987	15,244
Other expense (income), net	1,015	668
Earnings before income taxes	79,329	73,533
Income tax expense	9,218	6,736
Net earnings attributable to EnerSys stockholders	$70,111	$66,797
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.74	$1.63
Diluted	$1.71	$1.60
Dividends per common share	$0.225	$0.175
Weighted-average number of common shares outstanding:
Basic	40,204,013	40,937,334
Diluted	40,986,116	41,698,324
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	June 30, 2024	July 2, 2023
Net earnings	$70,111	$66,797
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	3,662	1,786
Pension funded status adjustment, net of tax	110	20
Foreign currency translation adjustment	(13,316)	2,002
Total other comprehensive income (loss), net of tax	(9,544)	3,808
Total comprehensive income (loss)	60,567	70,605
Comprehensive income (loss) attributable to noncontrolling interests	(22)	(190)
Comprehensive income (loss) attributable to EnerSys stockholders	$60,589	$70,795
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	June 30, 2024	July 2, 2023
Cash flows from operating activities
Net earnings	$70,111	$66,797
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,550	22,693
Write-off of assets relating to exit activities	118	3,343
Derivatives not designated in hedging relationships:
Net losses (gains)	(354)	503
Cash (settlements) proceeds	(190)	657
Provision for doubtful accounts	628	504
Deferred income taxes	31	42
Non-cash interest expense	490	410
Stock-based compensation	7,062	7,933
(Gain) loss on disposal of property, plant, and equipment	(10)	43
Changes in assets and liabilities:
Accounts receivable	12,183	73,198
Inventories	(16,484)	(10,965)
Prepaid and other current assets	(9,889)	(4,089)
Other assets	(2,437)	(484)
Accounts payable	(10,349)	(39,307)
Accrued expenses	(64,251)	(46,647)
Other liabilities	189	315
Net cash provided by (used in) operating activities	10,398	74,946

Cash flows from investing activities
Capital expenditures	(36,137)	(16,093)
Purchase of business	—	(8,270)
Proceeds from disposal of property, plant, and equipment	5	44
Investment in Equity Securities	(10,852)	—
Net cash (used in) provided by investing activities	(46,984)	(24,319)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(195)	(404)
Proceeds from Second Amended Revolver borrowings	65,000	80,000
Repayments of Second Amended Revolver borrowings	—	(216,380)
Finance lease obligations	5	—
Option proceeds, net	6,958	7,654
Payment of taxes related to net share settlement of equity awards	(46)	—
Purchase of treasury stock	(11,641)	—
Issuance of treasury stock- ESPP	261	—
Dividends paid to stockholders	(9,043)	(7,173)
Debt issuance costs	(351)	—
Other	(2)	354
Net cash (used in) financing activities	50,946	(135,949)
Effect of exchange rate changes on cash and cash equivalents	(3,615)	(3,001)
Net decrease in cash and cash equivalents	10,745	(88,323)
Cash and cash equivalents at beginning of period	333,324	346,665
Cash and cash equivalents at end of period	$344,069	$258,342

See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the current quarter ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025.

The Consolidated Condensed Balance Sheet at March 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2024 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 22, 2024 (the “2024 Annual Report”).

EnerSys (the “Company”) reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2025 end on June 30, 2024, September 29, 2024, December 29, 2024, and March 31, 2025, respectively. The four quarters in fiscal 2024 ended on July 2, 2023, October 1, 2023, December 31, 2023, and March 31, 2024, respectively.

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board issued new guidance that requires incremental disclosures related to reportable segments. That standard requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of profit or loss. The title and position of the CODM and how the reported measure of segment profit or loss is used by the CODM to assess segment performance and allocate resources is also required to be disclosed. The standard also permits disclosure of additional measures of segment profit. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The guidance impacts disclosure only and will not have an impact on the Company's financial results. These changes in disclosure will initially be reflected in the annual financial statement footnotes for the year ended March 31, 2025.

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

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the first quarter of fiscal 2025 and 2024 amounted to $52,332 and $58,654, respectively.

On June 30, 2024, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $125,905, of which, the Company estimates that approximately $70,569 will be recognized as revenue in fiscal 2025, $52,218 in fiscal 2026, and $3,118 in fiscal 2027.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of June 30, 2024, the current and non-current portion of contract liabilities were $30,047 and $791, respectively. As of March 31, 2024, the current and non-current portion of contract liabilities were $27,649 and $960, respectively. Revenues recognized during the first quarter of fiscal 2025 and 2024 that were included in the contract liability at the beginning of the quarter, amounted to $6,100 and $12,391, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $67,065 and $55,363 as of June 30, 2024 and March 31, 2024, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At June 30, 2024, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,276 and refund liability representing amounts estimated to be refunded to customers was $7,230.

3. Accounts Receivable

	June 30, 2024	March 31, 2024
Accounts receivable	$516,372	$532,832
Allowance for doubtful accounts	8,447	8,107
Accounts receivable, net	$507,925	$524,725

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

During the first quarter of fiscal 2025, the Company sold $189,736 of accounts receivables for approximately $189,736 in proceeds to an unaffiliated financial institution, of which $189,736 were collected as of June 30, 2024. During the first quarter of fiscal 2024, the Company sold $182,391 of accounts receivables for approximately $182,391 in net proceeds to an unaffiliated financial institution, of which $183,352 were collected as of July 2, 2023. Total collateralized accounts receivables of approximately $318,647 were held by EnerSys Finance at June 30, 2024.

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

4. Inventories

	June 30, 2024	March 31, 2024
Raw materials	$287,378	$284,773
Work-in-process	119,097	115,191
Finished goods	307,223	297,734
Total	$713,698	$697,698

5. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2024 and March 31, 2024, and the basis for that measurement:

	Total Fair Value Measurement June 30, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(168)	$—	$(168)	$—
Foreign currency forward contracts	471	—	471	—
Interest Rate Swaps	2,960	—	2,960	—
Net investment hedges	(17,173)	—	(17,173)	—
Total derivatives	$(13,910)	$—	$(13,910)	$—

	Total Fair Value Measurement March 31, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(835)	$—	$(835)	$—
Foreign currency forward contracts	5	—	5	—
Interest Rate Swaps	2,696	—	2,696	—
Net investment hedges	(19,167)	—	(19,167)	—
Total derivatives	$(17,301)	$—	$(17,301)	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1- Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements included in the 2024 Annual Report.

The fair values for foreign currency forward contracts and net investment hedges are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

The fair value of interest rate swap agreements are based on observable prices as quoted for receiving the variable one-month term SOFR and paying fixed interest rates and, therefore, were classified as Level 2.

Financial Instruments

The fair values of the Company’s cash and cash equivalents approximate carrying value due to their short maturities.

The fair value of the Company’s short-term debt and borrowings under the Fourth Amended Credit Facility (as defined in Note 11), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The fair value of the Company's 2032 Notes and 2027 Notes, (each as defined in Note 11 and collectively, the "Senior Notes"), represent the trading values based upon quoted market prices and are classified as Level 2. The 2032 Notes were trading at approximately 102% and 100% of face value on June 30, 2024 and March 31, 2024, respectively. The 2027 Notes were trading at approximately 94% and 94% of the face value on June 30, 2024 and March 31, 2024, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at June 30, 2024 and March 31, 2024 were as follows:

	June 30, 2024		March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Senior Notes (2)	$600,000	$587,700	$600,000	$582,750
Derivatives (1)	$(13,910)	$(13,910)	$(17,301)	$(17,301)
(1)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 6 for asset and liability positions of the lead, foreign currency forward contracts, interest rate swaps, and net investment hedges at June 30, 2024 and March 31, 2024).
(2)The fair value amount of the Senior Notes at June 30, 2024 and March 31, 2024 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At June 30, 2024 and March 31, 2024, the Company hedged the price to purchase approximately 45.0 million pounds and 53.0 million pounds of lead, respectively, for a total purchase price of $45,237 and $49,977, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of June 30, 2024 and March 31, 2024, the Company had entered into a total of $42,676 and $46,159, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At June 30, 2024 and March 31, 2024 such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

Derivatives in Net Investment Hedging Relationships

Net Investment Hedges

The Company uses cross currency fixed interest rate swaps to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollar and Euro.

On September 29, 2022, the Company entered into cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150,000, maturing on December 15, 2027. Additionally, on July 2, 2024, the Company entered into cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150,000, maturing on January 15, 2029. The cross-currency fixed interest rate swap contracts qualify for hedge accounting as a net investment hedging instrument, which allows for them to be remeasured to foreign currency translation adjustment within AOCI (“Accumulated Other Comprehensive Income”) to offset the translation risk from those investments. Balances in the foreign currency translation adjustment accounts remain until the sale or substantially complete liquidation of the foreign entity, upon which they are recognized as a component of other income (expense).

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $6,293 of pretax (gain) relating to lead, foreign currency forward contracts and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of June 30, 2024 and March 31, 2024, the notional amount of these contracts was $69,415 and $69,319, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
June 30, 2024 and March 31, 2024

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024
Prepaid and other current assets:
Lead forward contracts	$—	$—	$—	$—	$—	$—
Foreign currency forward contracts	318	396	—	—	153	—
Net investment hedges	—	—	—	—	—	—
Other assets:
Interest rate swaps	2,960	2,696	—	—	—	—
Net investment hedges	—	—	—	—	—	—
Total assets	$3,278	$3,092	$—	$—	$153	$—
Accrued expenses:
Lead forward contracts	$168	$835	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	—	391
Other liabilities:
Interest rate swaps	—	—	—	—	—	—
Net investment hedges	—	—	17,173	19,167	—	—
Total liabilities	$168	$835	$17,173	$19,167	$—	$391

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended June 30, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$2,731	Cost of goods sold	$(1,486)
Foreign currency forward contracts	347	Cost of goods sold	49
Interest rate swaps	1,082	Interest expense	818
Total	$4,160		$(619)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$2,258	Interest expense	$264
Total	$2,258		$264

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$354
Total		$354

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 2, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$475	Cost of goods sold	$630
Foreign currency forward contracts	899	Cost of goods sold	3,095
Interest rate swaps	4,849	Interest expense	171
Total	$6,223		$3,896

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(2,790)	Interest expense	$112
Total	$(2,790)		$112

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(503)
Total		$(503)

7. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2025 and 2024 was based on the estimated effective tax rates applicable for the full years ending March 31, 2025 and March 31, 2024, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective for taxable years beginning after December 31, 2023. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The impact of the enacted legislation is identified below. The Company will continue to monitor and evaluate as new legislation and guidance is issued.

The consolidated effective income tax rates for the first quarter of fiscal 2025 and 2024 were 11.6% and 9.2%. The effective tax rate increase in the first quarter compared to the first quarter of the prior year is primarily due to a discrete foreign exchange tax benefit related to undistributed earnings in first quarter of fiscal 2024, impact of Pillar 2, and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 49% for fiscal 2025 compared to 51% for fiscal 2024. The foreign effective tax rates for the current quarter of fiscal 2025 and 2024 were 14% and 12%, respectively. The foreign effective tax rate increase in the first quarter compared to the first quarter of the prior year is primarily due to the impact of Pillar 2. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2025 and fiscal 2024 and were taxed at an effective income tax rate of approximately 11% and 8%, respectively.

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

	Quarter ended
	June 30, 2024	July 2, 2023
Balance at beginning of period	$60,819	$56,630
Current period provisions	7,147	8,685
Costs incurred	(5,865)	(7,446)
Foreign currency translation adjustment	(368)	569
Balance at end of period	$61,733	$58,438

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. As of June 30, 2024 and March 31, 2024, the Company did not have a reserve balance related to these matters.

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

10. Restructuring and Other Exit Charges

Restructuring Programs

As disclosed in the 2024 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business primarily incurring severance payments and other related charges. A substantial portion of these plans are complete with an estimated $2,154 remaining to be incurred by the end of fiscal 2025, mainly related to new plans started in fiscal 2024. Restructuring and exit charges for the first quarter of fiscal 2025 by reportable segments are as follows:

	Quarter ended June 30, 2024
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$2,938	$829	$289	$4,056
Exit charges	839	566	477	1,882
Restructuring and other exit charges	$3,777	$1,395	$766	$5,938

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2024	$2,408
Accrued	4,056
Costs incurred	(4,391)
Foreign currency impact	(15)
Balance as of June 30, 2024	$2,058

Exit Charges

Fiscal 2024 Program

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the Company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the total charges for these actions will amount to approximately $24,500. Non-cash charges for inventory and fixed assets write-offs, and impairment of an indefinite-lived intangible asset are estimated to be $23,600, and cash charges for employee severance and retention payments are estimated to be $900. The plan was substantially complete as the end of fiscal 2024.

During fiscal 2024, the Company recorded non-cash charges totaling $551 primarily related to fixed assets and cash charges of $689 related to severance costs. The Company also recorded a non-cash write-offs relating to inventories of $17,075, which was reported in cost of goods sold, and impairment of indefinite lived intangible asset of $6,020.

Spokane

On November 8, 2023, the Company committed to a plan to close its facility in Spokane, Washington, which primarily manufactures enclosure systems for telecommunications and related end markets. Management determined that existing manufacturing locations have the capacity to satisfy demand for these products and will execute more efficient distribution to customers. The Company currently estimates that the total charges for these actions will amount to approximately $3,600 relating to $1,400 in cash charges for employee severance, and non-cash charges of $2,200 relating to fixed assets, facility lease, and inventory. The plan was substantially complete as the end of fiscal 2024.

During fiscal 2024, the Company recorded cash charges of $1,343 primarily related to severance costs and non-cash charges totaling $2,066 related to lease right of use asset and fixed asset write-offs.

During the current quarter of fiscal 2025, the Company recorded cash charges of $839 primarily related to manufacturing variances.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactured specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $13,206. Cash charges are estimated to total $9,314 primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3,892 relating to fixed assets, inventory, and contract assets. The plan was substantially complete as the end of fiscal 2024.

During fiscal 2023, the Company recorded cash charges of $1,682 related primarily related to severance costs and non-cash charges totaling $417 primarily relating to contract assets.

During fiscal 2024, the Company recorded cash charges of $7,155 related primarily related to severance costs, relocation expenses, and manufacturing variances, and non-cash charges totaling $377. The Company also recorded a non-cash write-off relating to inventories of $3,098, which was reported in cost of goods sold.

During the current quarter of fiscal 2025, the Company recorded cash charges of $477 primarily related to relocation expenses.

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18,500. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9,200 and non-cash charges from inventory and fixed asset write-offs are estimated to be $9,300. These actions will result in the reduction of approximately 165 employees. The plan was substantially complete as the end of fiscal 2024.

During fiscal 2023, the Company recorded cash charges relating to severance and manufacturing variances of $2,735 and non-cash charges of $7,261 relating to fixed asset write-offs. The Company also recorded a non-cash write-off relating to inventories of $1,613, which was reported in cost of goods sold.

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

During fiscal 2022, the Company recorded cash charges primarily relating to severance of $8,069 and non-cash charges of $3,522 primarily relating to fixed asset write-offs. The Company also recorded a non-cash write-off relating to inventories of $960, which was reported in cost of goods sold.

During fiscal 2023, the Company recorded cash charges of $2,207 relating to primarily to site cleanup and $562 of non-cash charges relating to accelerated depreciation of fixed assets.

During fiscal 2024, the Company recorded cash charges of $2,118 relating primarily to site cleanup and $526 of non-cash charges relating to accelerated depreciation of fixed assets.

During the current quarter of fiscal 2025, the Company recorded cash charges of $449 relating primarily to site cleanup and $118 of non-cash charges relating to accelerated depreciation of fixed assets.

11. Debt

The following summarizes the Company’s long-term debt as of June 30, 2024 and March 31, 2024:

	June 30, 2024		March 31, 2024
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$6,122	$600,000	$6,064
Fourth Amended Credit Facility, due 2026	275,000	1,774	210,000	1,971
	$875,000	$7,896	$810,000	$8,035
Less: Unamortized issuance costs	7,896		8,035
Long-term debt, net of unamortized issuance costs	$867,104		$801,965

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

Subsequent to the fourth amendment, the quarterly installments payable on the Second Amended Term Loan are $2,598 beginning December 31, 2022, $3,897 beginning December 31, 2024 and $5,196 beginning December 31, 2025 with a final payment of $155,873 on September 30, 2026. The Fourth Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the SOFR plus 10 basis points plus (i) between 1.125% and 2.25% (currently 1.125% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate or Canadian Prime Rate plus between 0.125% and 1.25%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%.

The quarterly installments payable on the Third Amended Term Loan were $3,750 beginning June 30, 2023, $5,625 beginning December 31, 2024 and $7,500 beginning December 31, 2025 with a final payment of $232,500 on September 30, 2026. The

Third Amended Term Loan bears interest, at the Company's option, at a rate per annum equal to either (i) SOFR plus 10 basis points plus (i) between 1.375% and 2.50% (currently 1.375% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate plus between 0.375% and 1.50%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Term SOFR plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero). Until the funds were drawn on March 13, 2023, the Company paid a commitment fee of 0.175% to 0.35% at a rate per annum on the unused portion.

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

As of June 30, 2024, the Company had $65,000 outstanding under the Second Amended Revolver, $110,000 under the Second Amended Term Loan, and $100,000 outstanding under the Third Amended Term Loan.

Current Portion of Debt

The scheduled repayments within the next twelve months, relating to the Second Amended Term Loan, is $2,438 and is classified as long-term debt, as the Company expects to refinance the future quarterly payments with revolver borrowings under the Second Amended Credit Facility.

Short-Term Debt

As of June 30, 2024 and March 31, 2024, the Company had $29,960 and $30,444, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 6.5% and 6.7%, respectively, at June 30, 2024 and March 31, 2024.

Letters of Credit

As of June 30, 2024 and March 31, 2024, the Company had $3,901 and $3,919 of standby letters of credit, respectively.

Debt Issuance Costs

In connection with the Senior Notes, the Company capitalized $4,412 in debt issuance costs and wrote off $753 of unamortized debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $490 and $410, respectively, for the first quarter ended June 30, 2024 and July 2, 2023. Debt issuance costs, net of accumulated amortization, totaled $7,896 and $8,035, respectively, at June 30, 2024 and March 31, 2024.

Available Lines of Credit

As of June 30, 2024 and March 31, 2024, the Company had available and undrawn, under all its lines of credit, $873,127 and $938,334, respectively, including $90,659 and $90,866, respectively, of uncommitted lines of credit.

12. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Service cost	$—	$—	$239	$220
Interest cost	166	166	621	585
Expected return on plan assets	(47)	(76)	(351)	(406)
Amortization and deferral	(17)	—	144	29
Net periodic benefit cost	$102	$90	$653	$428

13. Stock-Based Compensation

As of June 30, 2024, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $7,062 for the first quarter of fiscal 2025 and $7,933 for the first quarter of fiscal 2024. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the current quarter of fiscal 2025, the Company granted to non-employee directors 4,023 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

Common stock activity during the current quarter of fiscal 2025 included the exercise of 98,555 stock options and the vesting of 2,664 restricted stock units.

As of June 30, 2024, there were 1,091,554 non-qualified stock options, 1,011,036 restricted stock units including non-employee director restricted stock units and 1,134 TSRs outstanding.

14. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the current quarter ended June 30, 2024:

Shares outstanding as of March 31, 2024	40,271,936
Purchase of treasury stock	(129,433)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	94,550
Shares outstanding as of June 30, 2024	40,237,053

Treasury Stock

During the current quarter ended June 30, 2024, the Company purchased 129,433 shares for $11,641 and did not purchase any shares for the first quarter ended July 2, 2023. At June 30, 2024 and March 31, 2024, the Company held 16,218,300 and

16,091,988 shares as treasury stock, respectively. During the current quarter ended June 30, 2024, the Company also issued 3,121 shares out of its treasury stock, valued at $62.55 per share to participants under the Company's Employee Stock Purchase Plan. During the prior quarter ended July 2, 2023, the Company issued 3,878 shares out of its treasury stock, valued at $62.55 per share, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of June 30, 2024 and March 31, 2024, are as follows:

	March 31, 2024	Before Reclassifications	Amounts Reclassified from AOCI	June 30, 2024
Pension funded status adjustment	$(9,798)	$—	$110	$(9,688)
Net unrealized gain (loss) on derivative instruments	755	3,188	474	4,417
Foreign currency translation adjustment (1)	(195,808)	(13,294)	—	(209,102)
Accumulated other comprehensive (loss) income	$(204,851)	$(10,106)	$584	$(214,373)
(1) Foreign currency translation adjustment for the current quarter ended June 30, 2024 includes a $1,528 gain (net of taxes of $466) related to the Company's $150,000 cross-currency fixed interest rate swap contract.

The following table presents reclassifications from AOCI during the first quarter ended June 30, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$619	Cost of goods sold
Tax benefit	(145)
Net unrealized loss on derivative instruments, net of tax	$474

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(264)	Interest expense
Tax expense	62
Net unrealized gain on derivative instruments, net of tax	$(202)

Defined benefit pension costs:
Prior service costs and deferrals	$127	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(17)
Net periodic benefit cost, net of tax	$110

The following table presents reclassifications from AOCI during the first quarter ended July 2, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(3,896)	Cost of goods sold
Tax expense	911
Net unrealized loss on derivative instruments, net of tax	$(2,985)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(112)	Interest expense
Tax expense	26
Net unrealized gain on derivative instruments, net of tax	$(86)

Defined benefit pension costs:
Prior service costs and deferrals	$29	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(9)
Net periodic benefit cost, net of tax	$20

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter ended June 30, 2024:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2024	$—	$564	$629,879	$(835,827)	$2,163,880	$(204,851)	$—	$1,753,645	$3,427	$1,757,072
Stock-based compensation	—	—	7,062	—	—	—	—	7,062	—	7,062
Exercise of stock options	—	1	6,963	—	—	—	—	6,964	—	6,964
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(11,641)	—	—	—	(11,641)	—	(11,641)
Other	—	—	24	185	—	—	—	209	—	209
Net earnings	—	—	—	—	70,111	—	—	70,111	—	70,111
Dividends ($0.225 per common share)	—	—	227	—	(9,271)	—	—	(9,044)	—	(9,044)
Dissolution of joint venture	—	—	—	—	—	—	—	—	—	—
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $17)	—	—	—	—	—	110	—	110	—	110
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $1,117)	—	—	—	—	—	3,662	—	3,662	—	3,662
Foreign currency translation adjustment	—	—	—	—	—	(13,294)	—	(13,294)	(22)	(13,316)
Balance at June 30, 2024	$—	$565	$644,155	$(847,283)	$2,224,720	$(214,373)	$—	$1,807,784	$3,405	$1,811,189

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter and current quarter ended July 2, 2023:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2023	$—	$560	$596,464	$(740,956)	$1,930,148	$(183,474)	$(2,463)	$1,600,279	$3,602	$1,603,881
Stock-based compensation	—	—	7,933	—	—	—	—	7,933	—	7,933
Exercise of stock options	—	5	7,649	—	—	—	—	7,654	—	7,654
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	65	214	—	—	—	279	—	279
Net earnings	—	—	—	—	66,797	—	—	66,797	—	66,797
Dividends ( $0.175per common share)	—	—	184	—	(7,357)	—	—	(7,173)	—	(7,173)
Dissolution of joint venture	—	—	—	—	—	—	—	—	—	—
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $9)	—	—	—	—	—	20	—	20	—	20
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $544)	—	—	—	—	—	1,786	—	1,786	—	1,786
Foreign currency translation adjustment	—	—	—	—	—	2,192	—	2,192	(190)	2,002
Balance at July 2, 2023	$—	$565	$612,295	$(740,742)	$1,989,588	$(179,476)	$(2,463)	$1,679,767	$3,412	$1,683,179

15. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended
	June 30, 2024	July 2, 2023
Net earnings attributable to EnerSys stockholders	$70,111	$66,797
Weighted-average number of common shares outstanding:
Basic	40,204,013	40,937,334
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	782,103	760,990
Diluted weighted-average number of common shares outstanding	40,986,116	41,698,324
Basic earnings per common share attributable to EnerSys stockholders	$1.74	$1.63
Diluted earnings per common share attributable to EnerSys stockholders	$1.71	$1.60
Anti-dilutive equity awards not included in diluted weighted-average common shares	347,099	432,487

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

Summarized financial information related to the Company's reportable segments for the first quarter and current quarter ended June 30, 2024 and July 2, 2023, is shown below:

	Quarter ended
	June 30, 2024	July 2, 2023
Net sales by segment to unaffiliated customers (1)
Energy Systems	$361,051	$424,548
Motive Power	366,155	350,781
Specialty	125,710	133,240
Total net sales	$852,916	$908,569
Operating earnings by segment
Energy Systems	$19,000	$29,649
Motive Power	55,966	50,368
Specialty	4,900	9,817
Corporate and other (3)	25,825	17,403
Inventory adjustment relating to exit activities - Specialty	—	(3,098)
Restructuring and other exit charges - Energy Systems	(3,777)	(488)
Restructuring and other exit charges - Motive Power	(1,395)	(1,559)
Restructuring and other exit charges - Specialty	(766)	(4,262)
Amortization - Energy Systems	(6,001)	(6,217)
Amortization - Motive Power	(183)	(111)
Amortization - Specialty	(702)	(702)
Acquisition expense - Energy Systems	(6)	(5)
Acquisition expense - Motive Power	(8)	(85)
Acquisition expense - Specialty	(1,352)	—
Other - Energy Systems	(170)	(744)
Other - Motive Power	—	(383)
Other - Specialty	—	(138)
Total operating earnings (2)	$91,331	$89,445

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
17. Subsequent Events

On August 7, 2024, the Board of Directors approved a quarterly cash dividend of $0.24 per share of common stock to be paid on September 30, 2024 to stockholders of record as of September 16, 2024.

On July 26, 2024, the Company completed the acquisition of all of the equity of Bren-Tronics Defense LLC for $208,000 in cash consideration, subject to adjustments as set forth in the stock purchase agreement. Bren-Tronics Defense LLC, headquartered in Commack, New York, is a leading manufacturer of highly reliable portable power solutions, including small and large format lithium batteries and changing solutions, for military and defense applications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of EnerSys. EnerSys and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in EnerSys’ filings with the Securities and Exchange Commission (“SEC”) and its reports to stockholders. Generally, the inclusion of the words “anticipate,” “believe,” “expect,” “future,” “intend,” “estimate,” “will,” “plans,” or the negative of such terms and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that EnerSys expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based on management’s then-current beliefs and assumptions regarding future events and operating performance, on information currently available to management, and are applicable only as of the dates of such statements.

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (our “2024 Annual Report”) and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Our actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including the following factors:

•economic, financial and other impacts of the pandemic, including global supply chain disruptions;
•general cyclical patterns of the industries in which our customers operate;
•global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and the related sanctions and other measures, tensions across the Middle East, changes in the rates of investment or economic growth in key markets we serve, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our global supply chains and strategies;
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

Bren-Tronics Acquisition

On July 26, 2024, the Company completed the acquisition of all of the equity of Bren-Tronics Defense LLC for $208 million in cash consideration, subject to adjustments as set forth in the stock purchase agreement. Bren-Tronics Defense LLC, headquartered in Commack, New York, is a leading manufacturer of highly reliable portable power solutions, including small and large format lithium batteries and changing solutions, for military and defense applications.

Economic Climate

Global economic conditions are mixed with the impacts of elevated interest rates and rising geopolitical tensions having various levels of impacts in North America, China and EMEA. All regions experienced a moderate rise in inflation in calendar year 2023 compared to calendar 2022 and continue to be negatively impacted by the war in Ukraine. We expect inflationary pressures and interest rates to continue to stay elevated through calendar 2024, but saw positive trends in June 2024 when the European Central Bank (ECB) cut its main interest rate by 25 basis points for the first time in five years. The U.S. Federal Reserve kept interest rates stable, but there is an expectation for a modest decrease in the second half of calendar year 2024. Policy makers in both regions have maintained a cautious stance. China’s economy saw some bright spots entering calendar year 2024 as a result of increasing travel and consumer spending due to relaxed COVID policies, but the region faces ongoing challenges from a weakened real estate market and is expected to experience a slowdown compared to calendar year 2023.

Supply chain has been stabilizing since the second quarter of calendar year 2023. While there are still pockets of supply chain challenges and some elevated materials costs such as plastic resins, electronic components and copper and other costs such as transportation have returned to pre-COVID levels. However, recent geopolitical tensions between Hamas and Israel have begun to disrupt shipments in the Red Sea. As a result, some ocean freight costs and transit times may temporarily increase until shipping in the region returns to normal. Generally, our mitigation efforts and ongoing lean initiatives have tempered the impact of the pandemic-related challenges. The market demand in our Motive Power segment remains healthy, but we saw a decrease in demand in the Class 8 truck market in our fiscal first quarter, which impacted the Specialty segment. The cyclical capex pauses in the communication networks market has decreased demand in the Energy Systems segment since our second quarter fiscal 2024, but we saw some improvements in the last month of our first quarter fiscal 2025.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. In the fiscal year 2025, we have experienced a range in lead prices from approximately $1.05 per pound to $0.90 per pound. Costs in some of our other raw materials such as steel, acid, separator paper and electronics have moderated since the middle of fiscal year 2024, but we have seen some price increases in other raw materials such as copper and plastic resins since the beginning of fiscal year 2025.
Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 25% of our revenue is now subject to agreements that adjust pricing to a market-based index for lead. Customer pricing changes generally lag movements in lead prices and other costs by approximately six to nine months. In fiscal 2024 and 2025, customer pricing has increased due to certain commodity prices and other costs having increased throughout the year.

Based on current commodity markets, it is difficult to predict with certainty whether commodity prices will be higher or lower in fiscal 2025 versus fiscal 2024. However, given the lag related to increasing our selling prices for inflationary cost increase, on average our selling prices should be higher in fiscal 2025 versus fiscal 2024. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead is expected to continue to decline.

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $866.9 million (yielding a primary operating capital percentage of 25.4%) at June 30, 2024, $852.9 million (yielding a primary operating capital percentage of 23.4%) at March 31, 2024 and $1,032.6 million at July 2, 2023 (yielding a primary operating capital percentage of 28.4%). The primary operating capital percentage of 25.4% at June 30, 2024 increased by 200 basis points compared to March 31, 2024 and decreased 300 basis points compared to July 2, 2023. The increase in primary operating capital percentage at June 30, 2024 compared to March 31, 2024 was primarily due to consistent inventory and accounts payable levels maintained this quarter in anticipation for future sales. Accounts receivable amounts were decreased comparatively mainly due to improved collection compared to the fourth fiscal quarter of the prior fiscal year. The decrease in primary operating capital percentage at June 30, 2024 compared to July 2, 2023 was primarily from a reduction in accounts receivable due to higher collections and inventory due to improved inventory management actions and easing of supply chain constraints compared to the first quarter of fiscal 2024.

Primary operating capital and primary operating capital percentages at June 30, 2024, March 31, 2024 and July 2, 2023 are computed as follows:

($ in Millions)	June 30, 2024	March 31, 2024	July 2, 2023
Accounts receivable, net	$507.9	$524.7	$566.5
Inventory, net	713.7	697.7	809.4
Accounts payable	(354.7)	(369.5)	(343.3)
Total primary operating capital	$866.9	$852.9	$1,032.6
Trailing 3 months net sales	$852.9	$910.7	$908.6
Trailing 3 months net sales annualized	$3,411.6	$3,642.8	$3,634.4

Primary operating capital as a % of annualized net sales	25.4%	23.4%	28.4%

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $344 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $782 million at June 30, 2024, availability subject to credit agreement financial covenants.

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

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provided a new incremental delayed-draw senior secured term loan up to $300 million (the “Third Amended Term Loan”), which was available to draw until March 15, 2023. During the fourth quarter of fiscal 2023, the Company drew $300 million in the form of the Third Amended Term Loan. The funds will mature on September 30, 2026, the same as the Company's Second Amended Term Loan and Second Amended Revolver. In connection with the agreement, the Company incurred $1.2 million in third party administrative and legal fees recognized in interest expense and capitalized $1.1 million in charges from existing lenders as a deferred asset. Additionally, the Company derecognized the capitalized deferred asset and recognized the $1.1 million as deferred financing costs.

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

During the current quarter of fiscal 2025, we purchased 129,433 shares for $11.6 million.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisitions, capital investments, stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales decreased $55.7 million or 6.1% in the first quarter of fiscal 2025 as compared to the first quarter of fiscal 2024. This decrease was the result of a 3% decrease in organic volume, a 2% decrease in price/mix, and a 1% decrease in foreign currency translation.

Segment sales

	Quarter ended June 30, 2024		Quarter ended July 2, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$361.0	42.3%	424.6	46.7%	$(63.6)	(15.0)%
Motive Power	366.2	42.9	350.8	38.6	15.4	4.4
Specialty	125.7	14.7	133.2	14.7	(7.5)	(5.7)
Total net sales	$852.9	100.0%	$908.6	100.0%	$(55.7)	(6.1)%

Net sales of our Energy Systems segment in the first quarter of fiscal 2025 decreased $63.6 million or 15.0% compared to the first quarter of fiscal 2024. This decrease was due to an 11% decrease in organic volume, a 3% decrease in price/mix and a 1% decrease in foreign currency translation. This decrease in sales and price/mix was driven by continued capital spending pauses by our telecommunication and broadband customers.

Net sales of our Motive Power segment in the first quarter of fiscal 2025 increased by $15.4 million or 4.4% compared to the first quarter of fiscal 2024. This increase was primarily due to a 6% increase in organic volume, offset by a 1% decrease from price/mix and a 1% decrease from foreign currency translation. We continue to benefit from a favorable sales mix, which was offset by the removal of both the utility adder and the elevated utility costs in EMEA in prior year.

Net sales of our Specialty segment in the first quarter of fiscal 2025 decreased by $7.5 million or 5.7% compared to the first quarter of fiscal 2024. The decrease was primarily due to a 3% decrease in organic volume, and a 3% decrease in price/mix. This decrease in sales was primarily driven by decreased volumes from Class 8 OEM transportation customers.

Gross Profit

	Quarter ended June 30, 2024		Quarter ended July 2, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$238.4	28.0%	$240.3	26.4%	$(1.9)	(0.8)%

Gross profit decreased $1.9 million or 0.8% in the first quarter compared to the comparable periods of fiscal 2024. Gross profit, as a percentage of net sales, increased 160 basis points in the first quarter compared to the first quarter of fiscal 2024. The increase in gross profit margin as a percentage of revenue reflects greater impact of IRA benefits compared to the first quarter of fiscal 2024.

Operating Items

	Quarter ended June 30, 2024		Quarter ended July 2, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$141.2	16.5%	$144.6	15.9%	$(3.4)	(2.4)%
Restructuring and other exit charges	$5.9	0.7%	$6.3	0.7%	$(0.4)	(5.9)%

Operating expenses, as a percentage of sales, increased 60 basis points in the current quarter of fiscal 2025, compared to the first quarter of fiscal 2024. We have seen increased spending as a result of our increased investment in our Fast Charge and Storage products.

Selling expenses, our main component of operating expenses, decreased $5.1 million or 6.2% in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, and decreased 18 basis points as a percentage of net sales.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our first quarter of fiscal 2025 operating results of Energy Systems were restructuring charges of $3.0 million. Included in our first quarter of fiscal 2025 operating results of Motive Power were restructuring charges of $0.8 million. Included in our first quarter of fiscal 2025 operating results of Specialty were restructuring charges of $0.3 million.

Included in our first quarter of fiscal 2024 operating results of Energy Systems were restructuring charges of $0.5 million.

Exit Charges

Fiscal 2024 Programs

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the Company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the total charges for these actions will amount to $24.5 million relating primarily to $23.6 million in non-cash charges primarily including inventory and an indefinite-lived intangible asset write-offs and $0.9 million in cash charges including employee severance and retention payments. The plan was substantially complete as the end of fiscal 2024.

During fiscal 2024, the Company recorded non-cash charges totaling $0.6 million primarily related to fixed assets and cash charges of $0.7 million related to severance costs. The Company also recorded a non-cash write-offs relating to inventories of $17.1 million, which was reported in cost of goods sold, and impairment of indefinite lived intangible asset of $6.0 million.

Spokane

On November 8, 2023, the Company committed to a plan to close its facility in Spokane, Washington, which primarily manufactures enclosure systems for telecommunications and related end markets. Management determined that existing manufacturing locations have the capacity to satisfy demand for these products and will execute more efficient distribution to customers. The Company currently estimates that the total charges for these actions will amount to approximately $3.6 million relating to $1.4 million in cash charges for employee severance, and non-cash charges of $2.2 million fixed assets, facility lease, and inventory. The plan was substantially complete as the end of fiscal 2024.

During fiscal 2024, the Company recorded cash charges of $1.3 million primarily related to severance costs and non-cash charges totaling $2.1 million related to lease right of use asset and fixed asset write-offs.

During the current quarter of fiscal 2025, the Company recorded cash charges of $0.8 million primarily related to manufacturing variances.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $13.2 million. Cash charges are estimated to total $9.3 million primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3.9 million relating to fixed assets, inventory, and contract assets. The plan was substantially complete as the end of fiscal 2024.

During fiscal 2023, the Company recorded cash charges of $1.6 million related primarily related to severance costs and non-cash charges totaling $0.4 million primarily relating to contract assets.

During fiscal 2024, the Company recorded cash charges of $7.2 million related primarily related to severance costs, relocation expenses, and manufacturing variances, and non-cash charges totaling $0.4 million. The Company also recorded a non-cash write-off relating to inventories of $3.1 million, which was reported in cost of goods sold.

During the current quarter of fiscal 2025, the Company recorded cash charges of $0.4 million primarily related to relocation expenses.

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18.5 million. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9.2 million and non-cash charges from inventory and fixed asset write-offs are estimated to be $9.3 million. These actions will result in the reduction of approximately 165 employees. The plan was substantially complete as the end of fiscal 2024.

During fiscal 2023, the Company recorded cash charges relating to severance and manufacturing variances of $2.7 million and non-cash charges of $7.3 million relating to fixed asset write-offs. The Company also recorded a non-cash write-off relating to inventories of $1.6 million, which was reported in cost of goods sold.

During fiscal 2024, the Company recorded cash charges relating to site cleanup and decommissioning equipment of $4.4 million.

Fiscal 2021 Programs

Hagen, Germany

In fiscal 2021, we committed to a plan to close substantially all of our facility in Hagen, Germany, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near-term decline in demand and increased uncertainty from the pandemic. We plan to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

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

During fiscal 2022, the Company recorded cash charges, primarily relating to severance of $8.1 million and non-cash charges of $3.5 million primarily relating to fixed asset write-offs. The Company also recorded a non-cash write-off relating to inventories of $1.0 million, which was reported in cost of goods sold.

During fiscal 2023, the Company recorded cash charges of $2.2 million relating primarily to site cleanup and $0.6 million of non-cash charges relating to accelerated depreciation of fixed assets.

During fiscal 2024, the Company recorded cash charges of $2.1 million relating primarily to site cleanup and $0.5 million of non-cash charges relating to accelerated depreciation of fixed assets.

During the current quarter of fiscal 2025, the Company recorded cash charges of $0.4 million relating primarily to site cleanup and $0.1 million of non-cash charges relating to accelerated depreciation of fixed assets.

Operating Earnings

	Quarter ended June 30, 2024		Quarter ended July 2, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$19.0	5.3%	$29.7	7.0%	$(10.7)	(35.9)%
Motive Power	56.0	15.3	50.3	14.4	5.7	11.1
Specialty	4.9	3.9	9.8	7.4	(4.9)	(50.1)
Corporate and other (2)	25.8	3.0	17.4	1.9	8.4	48.4
Subtotal	105.7	12.4	107.2	11.8	(1.5)	(1.4)
Inventory adjustment relating to exit activities - Specialty	—	—	(3.1)	(2.3)	3.1	NM
Restructuring and other exit charges - Energy Systems	(3.8)	(1.0)	(0.5)	(0.1)	(3.3)	NM
Restructuring and other exit charges - Motive Power	(1.4)	(0.4)	(1.5)	(0.4)	0.1	(10.5)
Restructuring and other exit charges - Specialty	(0.7)	(0.6)	(4.3)	(3.2)	3.6	(82.0)
Amortization of intangible assets - Energy Systems	(6.0)	(1.7)	(6.2)	(1.5)	0.2	(3.5)
Amortization of intangible assets - Motive Power	(0.2)	—	(0.1)	—	(0.1)	64.9
Amortization of intangible assets - Specialty	(0.7)	(0.6)	(0.7)	(0.5)	—	NM
Acquisition expense - Motive Power	—	—	(0.1)	—	0.1	NM
Acquisition expense - Specialty	(1.4)	(1.1)	—	—	(1.4)	NM
Other - Energy Systems	(0.2)	—	(0.8)	(0.2)	0.6	(76.5)
Other - Motive Power	—	—	(0.4)	(0.1)	0.4	NM
Other - Specialty	—	—	(0.1)	(0.1)	0.1	NM
Total operating earnings	$91.3	10.7%	$89.4	9.8%	$1.9	2.1%
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

Operating earnings increased $1.9 million or 2.1% in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. Operating earnings, as a percentage of net sales, increased 90 basis points in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.

The Energy Systems operating earnings, as a percentage of sales, decreased 170 basis points in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. This decrease for the quarter was primarily as a result of lower volumes and unfavorable price/mix that were partially offset by lower freight costs and operating costs.

The Motive Power operating earnings, as a percentage of sales, increased 90 basis points in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. This increase was driven by volume growth and favorable pricing/mix gains.

The Specialty operating earnings, as a percentage of sales, decreased 350 basis points in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. This decrease is primarily a result of lower volumes in our transportation OEM's.

Interest Expense

	Quarter ended June 30, 2024		Quarter ended July 2, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$11.0	1.3%	$15.2	1.7%	$(4.2)	(27.9)%

Interest expense of $11.0 million in the first quarter of fiscal 2025 (net of interest income of $1.1 million) was $4.2 million lower than the interest expense of 15.2 million in the first quarter of fiscal 2024 (net of interest income of $0.7 million).

The decrease in interest expense in the first quarter of fiscal 2025 is primarily due to lower borrowing levels. Our average debt outstanding was $910.1 million in the first quarter of fiscal 2025, compared to $1,040.7 million in the first quarter of fiscal 2024.

Included in interest expense are non-cash charges for deferred financing fees of $0.5 million for the first quarter of fiscal 2025 and $0.4 million in the first quarter of fiscal 2024.

Other (Income) Expense, Net

	Quarter ended June 30, 2024		Quarter ended July 2, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$1.0	0.1%	$0.7	0.1%	$0.3	52.0%
NM = not meaningful

Other (income) expense, net in the first quarter of fiscal 2025 was expense of $1.0 million compared to expense of $0.7 million in the first quarter of fiscal 2024. Foreign currency impact resulted in a gain of $1.3 million in the first quarter of fiscal 2025 compared to a foreign currency gain of $2.3 million in the first quarter of fiscal 2024.

Earnings Before Income Taxes

	Quarter ended June 30, 2024		Quarter ended July 2, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$79.3	9.3%	$73.5	8.1%	$5.8	7.9%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2025 increased $5.8 million, or 7.9%, compared to the first quarter of fiscal 2024.
Income Tax Expense

	Quarter ended June 30, 2024		Quarter ended July 2, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$9.2	1.1%	$6.7	0.7%	$2.5	36.9%
Effective tax rate	11.6%		9.2%		2.4%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2025 and 2024 was based on the estimated effective tax rates applicable for the full years ending March 31, 2025 and March 31, 2024, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which we operate, changes in tax laws and the amount of our consolidated earnings before taxes.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective for taxable years beginning after December 31, 2023. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The impact of the enacted legislation is identified below. The Company will continue to monitor and evaluate as new legislation and guidance is issued.

The consolidated effective income tax rates for the first quarter of fiscal 2025 and 2024 were 11.6% and 9.2%. The effective income tax rate increase in the first quarter compared to the prior year quarter is primarily due to a discrete foreign exchange tax benefit related to undistributed earnings in the first quarter of fiscal year 2024, impact of Pillar 2, and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 49% for fiscal 2025 compared to 51% for fiscal 2024. The foreign effective tax rates for the current quarter of fiscal 2025 and 2024 were 14% and 12%, respectively. The foreign effective tax rate increased in the first quarter compared to the first quarter of the prior year is primarily due to the impact of Pillar 2. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2025 and fiscal 2024 and were taxed at an effective income tax rate of approximately 11% and 8%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities provided cash of $10.4 million in the first quarter of fiscal 2025 compared to $74.9 million of cash provided in the first quarter of fiscal 2024, with the decrease in operating cash resulting mainly due to activity in accounts receivable, inventory, accrued expenses and accounts payable. Accounts receivable decreased or provided cash of $12.2 million, and inventory increased or used cash of $16.5 million. Additionally, accounts payable decreased or used cash of $10.3 million. In the first quarter of fiscal 2025, net earnings were $70.1 million, depreciation and amortization $23.6 million, stock-based compensation $7.1 million, non-cash charges relating to exit charges $0.1 million, allowance for doubtful debts of $0.6 million, and non-cash interest of $0.5 million. Prepaid and other current assets were a use of funds of $9.9 million, primarily from an increase of $2.6 million in prepaid taxes and $11.6 million in contract assets, partially offset by a decrease of $2.7 million in other prepaid expenses, such as non-trade receivables and other advances and prepaid insurance of $1.6 million. Accrued expenses were a use of funds of $64.8 million primarily from decrease in tax accruals of $37.0 million, other miscellaneous accruals of $5.3 million, payroll related payments of $16.8 million net of accruals, decrease to sales related accruals of $11.0 million, and interest payments net of accruals of $14.2 million, partially offset by $16.0 million in accrued interest, warranty accruals of $1.1 million, and $2.5 million in contract liabilities.
In the first quarter of fiscal 2024, operating activities provided cash of $74.9 million, with the increase in operating cash resulting mainly due to net earnings. Accounts receivable decreased or provided cash of $73.2 million due to lower sales in the current quarter compared to the previous quarter. Inventory increased or used cash of $11.0 million due to lower inventory turns as compared to the previous quarter. Accounts payable decreased or used cash of $39.3 million due to seasonal reduction. In the first quarter of fiscal 2024, net earnings were $66.8 million, depreciation and amortization $22.7 million, stock based compensation $7.9 million, non-cash charges relating to exit charges $3.3 million, derivative gains of $0.5 million, derivatives cash proceeds of $0.7 million, non-cash interest of $0.4 million, and allowance for doubtful debts of $0.5 million. Prepaid and other current assets were a use of funds of $4.1 million, primarily from an increase of $7.3 million in contract assets partially offset by a decrease of $3.2 million in other prepaid expenses, such as taxes, insurance and other advances. Accrued expenses were a use of funds of $46.6 million primarily from tax payments net of accruals of $15.8 million, including $19.4 million relating to the IRA production tax credits, payroll related payments of $13.2 million net of accruals, decrease to sales related accruals of $8.0 million, interest payments net of accruals of $5.5 million, deferred income and contract liabilities of $4.8 million, other miscellaneous accruals of $1.5 million partially offset by warranty accruals of $1.8 million and freight charges of $1.6 million.

Investing activities used cash of $47.0 million in the first quarter of fiscal 2025, which primarily consisted of capital expenditures of $36.1 million relating to plant improvements and $10.9 million relating to investment in equity securities.

Investing activities used cash of $24.3 million in the first quarter of fiscal 2024, which primarily consisted of capital expenditures of $16.1 million relating to plant improvements and $8.3 million relating to the purchase of a business.

Financing activities provided cash of $50.9 million in the first quarter of fiscal 2025. During the first quarter of fiscal 2025, we borrowed $65.0 million under the Second Amended Revolver. Net repayments on short-term debt were $0.2 million. We purchased treasury stock totaling $11.6 million, paid cash dividends to our stockholders totaling $9.0 million, and received proceeds from stock options of $7.0 million. Payments for financing costs for debt modification were $0.4 million.

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
Currency translation had a negative impact of $3.6 million on our cash balance in the first quarter of fiscal 2025 compared to the negative impact of $3.0 million in the first quarter of fiscal 2024. In the first quarter of fiscal 2025, principal currencies in which we do business such as the Euro, and Polish zloty generally weakened and the Swiss Franc and British pound strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $10.7 million to $344.1 million, in the first quarter of fiscal 2025 compared to a decrease of $88.3 million to $258.3 million, in the first quarter of fiscal 2024.

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

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provided a new incremental delayed-draw senior secured term loan up to $300 million (the “Third Amended Term Loan”), which was available to draw until March 15, 2023. During the fourth quarter, the Company drew $300 million in the form of the Third Amended Term Loan. The funds will mature on September 30, 2026, the same as the Company's Second Amended Term Loan and Second Amended Revolver. In connection with the agreement, the Company incurred $1.2 million in third party administrative and legal fees recognized in interest expense and capitalized $1.1 million in charges from existing lenders as a deferred asset. Additionally, the Company derecognized the capitalized deferred asset and recognized the $1.1 million as deferred financing costs.

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

We are in compliance with all covenants and conditions under our Fourth Amended Credit Facility and Senior Notes. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 10 to the Consolidated Financial Statements included in our 2024 Annual Report and Note 11 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2024 Annual Report. As of June 30, 2024, we had no significant changes to our contractual obligations table contained in our 2024 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts, interest rate swaps, and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at June 30, 2024 are $18.6 million (pre-tax).

Those contracts that result in an asset position at June 30, 2024 are $4.6 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

We hedge our net investments in foreign operations against future volatility in the exchange rates between the U.S. dollar and Euro. On September 29, 2022, we terminated our cross-currency fixed interest rate swap contracts with an aggregate notional amount of $300 million and executed cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150 million, maturing on December 15, 2027. Additionally, on July 2, 2024,we entered into cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150 million, maturing on January 15, 2029. Depending on the movement in the exchange rates between the U.S. dollar and Euro at maturity, the Company may owe the counterparties an amount that is different from the notional amount of $300 million.

Excluding our cross currency fixed interest rate swap agreements, the vast majority of these contracts will settle within one year.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short-term borrowings in our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At June 30, 2024 and March 31, 2024 such agreements effectively convert $200.0 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR, as a floating rate reference.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $0.9 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
June 30, 2024	$45.2	45.0	$1.01	9%
March 31, 2024	50.0	53.0	0.94	8
July 2, 2023	52.1	55.0	0.95	9
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 46% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at June 30, 2024, lead purchased by June 30, 2024 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $17 million in the first quarter.

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

We quantify and monitor our global foreign currency exposures. Our largest foreign currency exposure is from the purchase and conversion of U.S. dollar-based lead costs into local currencies in Europe. Additionally, we have currency exposures from intercompany financing and intercompany and third-party trade transactions. On a selective basis, we enter into foreign currency forward contracts and purchase option contracts to reduce the impact from the volatility of currency movements; however, we cannot be certain that foreign currency fluctuations will not impact our operations in the future.

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

At June 30, 2024 and July 2, 2023, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $28.2 million and $27.7 million, respectively.

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
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2024 Annual Report, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 - April 30, 2024	129,731	$90.11	129,433	$121,214,054
May 1 - May 31, 2024	73,713	107.20	—	121,214,054
June 1 - June 30, 2024	13,982	109.88	—	121,214,054
Total	217,426	$97.17	129,433

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based awards issued during such fiscal year under the 2017 Equity Incentive Plan and the 2023 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year, approximately $34.0 million.
(2) On March 9, 2022, the Company announced the establishment of a $150.0 million stock repurchase authorization, with no expiration date.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibits 3.1 to EnerSys’ Current Report on Form 8-K (File No. 001-32253) filed on November 10, 2021).

10.1	Form of Employee Stock Option Agreement - 2023 EIP (filed herewith).

10.2	Form of Award Agreement for Employees - Restricted Stock Units - 2023 EIP (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Andrea J. Funk
Andrea J. Funk
Chief Financial Officer

Date: August 7, 2024