Form 10-Q
period 2024-09-29
EnerSys
filed 2024-11-06
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024

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
Common Stock outstanding at November 1, 2024: 39,820,159 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 29, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$407,919	$333,324
Accounts receivable, net of allowance for doubtful accounts: September 29, 2024 - $8,808; March 31, 2024 - $8,107	549,011	524,725
Inventories, net	763,516	697,698
Prepaid and other current assets	335,923	226,949
Total current assets	2,056,369	1,782,696
Property, plant, and equipment, net	582,298	532,450
Goodwill	738,603	682,934
Other intangible assets, net	395,411	319,407
Deferred taxes	55,090	49,798
Other assets	123,261	98,721
Total assets	$3,951,032	$3,466,006
Liabilities and Equity
Current liabilities:
Short-term debt	$30,080	$30,444
Accounts payable	333,671	369,456
Accrued expenses	328,687	323,957
Total current liabilities	692,438	723,857
Long-term debt, net of unamortized debt issuance costs	1,202,583	801,965
Deferred taxes	34,836	30,583
Other liabilities	179,579	152,529
Total liabilities	2,109,436	1,708,934
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at September 29, 2024 and at March 31, 2024	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 56,680,568 shares issued and 39,813,904 shares outstanding at September 29, 2024; 56,363,924 shares issued and 40,271,936 shares outstanding at March 31, 2024	567	564
Additional paid-in capital	644,162	629,879
Treasury stock at cost, 16,866,664 shares held as of September 29, 2024 and 16,091,988 shares held as of March 31, 2024	(910,650)	(835,827)
Retained earnings	2,297,431	2,163,880
Accumulated other comprehensive loss	(193,443)	(204,851)
Total EnerSys stockholders’ equity	1,838,067	1,753,645
Nonredeemable noncontrolling interests	3,529	3,427
Total equity	1,841,596	1,757,072
Total liabilities and equity	$3,951,032	$3,466,006
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	September 29, 2024	October 1, 2023
Sales from products	$789,967	$789,312
Sales from services	93,702	111,721
Net sales	883,669	901,033
Cost of goods sold	553,764	574,143
Cost of services	75,876	87,271
Inventory step up to fair value relating to recent acquisitions	1,883	—
Gross profit	252,146	239,619
Operating expenses	150,535	143,771
Restructuring and other exit charges	2,224	7,234
Operating earnings	99,387	88,614
Interest expense	12,491	12,217
Other expense (income), net	2,706	2,979
Earnings before income taxes	84,190	73,418
Income tax expense	1,924	8,189
Net earnings	82,266	65,229
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to EnerSys stockholders	$82,266	$65,229
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.05	$1.59
Diluted	$2.01	$1.56
Dividends per common share	$0.24	$0.225
Weighted-average number of common shares outstanding:
Basic	40,165,080	40,922,959
Diluted	40,863,205	41,684,634
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	September 29, 2024	October 1, 2023
Sales from products	$1,548,498	$1,596,959
Sales from services	188,087	212,643
Net sales	1,736,585	1,809,602
Cost of goods sold	1,089,530	1,161,346
Cost of services	154,655	165,233
Inventory step up to fair value relating to recent acquisitions	1,883	—
Inventory adjustment relating to exit activities	—	3,098
Gross profit	490,517	479,925
Operating expenses	291,637	288,323
Restructuring and other exit charges	8,162	13,543
Operating earnings	190,718	178,059
Interest expense	23,478	27,461
Other expense (income), net	3,721	3,647
Earnings before income taxes	163,519	146,951
Income tax expense	11,142	14,925
Net earnings attributable to EnerSys stockholders	$152,377	$132,026
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.79	$3.23
Diluted	$3.72	$3.17
Dividends per common share	$0.465	$0.40
Weighted-average number of common shares outstanding:
Basic	40,184,546	40,930,146
Diluted	40,924,660	41,691,479
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net earnings	$82,266	$65,229	$152,377	$132,026
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	(7,842)	2,495	(4,180)	4,281
Pension funded status adjustment, net of tax	87	21	197	41
Foreign currency translation adjustment	28,809	(31,664)	15,493	(29,662)
Total other comprehensive income (loss), net of tax	21,054	(29,148)	11,510	(25,340)
Total comprehensive income (loss)	103,320	36,081	163,887	106,686
Comprehensive income (loss) attributable to noncontrolling interests	124	(17)	102	(207)
Comprehensive income (loss) attributable to EnerSys stockholders	$103,196	$36,098	$163,785	$106,893
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	September 29, 2024	October 1, 2023
Cash flows from operating activities
Net earnings	$152,377	$132,026
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,757	45,214
Write-off of assets relating to exit activities	244	4,146
Derivatives not designated in hedging relationships:
Net losses (gains)	(1,783)	1,204
Cash (settlements) proceeds	1,320	695
Provision for doubtful accounts	1,124	1,456
Deferred income taxes	114	46
Non-cash interest expense	969	820
Stock-based compensation	12,187	13,077
(Gain) loss on disposal of property, plant, and equipment	64	158
Changes in assets and liabilities:
Accounts receivable	(9,323)	93,368
Inventories	(12,401)	10,529
Prepaid and other current assets	(26,201)	(13,891)
Other assets	968	(1,306)
Accounts payable	(40,104)	(57,233)
Accrued expenses	(83,963)	(44,803)
Other liabilities	(303)	217
Net cash provided by (used in) operating activities	44,046	185,723

Cash flows from investing activities
Capital expenditures	(66,486)	(35,854)
Purchase of business	(205,276)	(8,270)
Proceeds from disposal of property, plant, and equipment	89	2,007
Investment in Equity Securities	(10,852)	—
Net cash (used in) provided by investing activities	(282,525)	(42,117)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(434)	(61)
Proceeds from Second Amended Revolver borrowings	476,600	172,500
Repayments of Second Amended Revolver borrowings	(76,600)	(252,500)
Repayments of Second and Third Amended Term Loans	—	(12,736)
Finance lease obligations	(8)	—
Option proceeds, net	7,445	9,668
Payment of taxes related to net share settlement of equity awards	(7,984)	(7,348)
Purchase of treasury stock	(75,187)	(47,340)
Issuance of treasury stock- ESPP	537	—
Dividends paid to stockholders	(18,598)	(16,341)
PPD Deferred Financing on Bond Issue-Legal Fees	(351)	—
Other	(166)	690
Net cash (used in) financing activities	305,254	(153,468)
Effect of exchange rate changes on cash and cash equivalents	7,820	(9,052)
Net increase (decrease) in cash and cash equivalents	74,595	(18,914)
Cash and cash equivalents at beginning of period	333,324	346,665
Cash and cash equivalents at end of period	$407,919	$327,751

See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and six months ended September 29, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025.

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

2. Acquisition

Bren-Tronics

On July 26, 2024, the Company completed the acquisition of all of the equity of Bren-Tronics Defense LLC for aggregate purchase price consideration of $205,276 net of cash and restricted cash acquired subject to a final purchase price adjustments as set forth in the stock purchase agreement. Bren-Tronics Defense LLC, headquartered in Commack, New York, is a leading manufacturer of highly reliable portable power solutions, including small and large format lithium batteries and charging solutions, for military and defense applications. The transaction was accounted for as a business combination by applying the acquisition method of accounting.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Trade Receivables	10,478
Inventory	47,937
Prepaid and other current assets	1,178
Property, plant and equipment	14,701
Other intangible assets	90,600
Other assets	2,003
Total assets acquired	$166,897
Accounts payable	2,374
Accrued liabilities	7,319
Other liabilities	2,236
Total liabilities assumed	$11,929
Net assets acquired	$154,968

Consideration transferred:
Cash consideration, net of cash and restricted cash acquired	205,276
Total consideration transferred	205,276
Less: Fair value of acquired identifiable assets and liabilities	154,968
Goodwill	$50,308

The amounts above represent the Company's provisional fair value estimates related to the acquisition as of July 26, 2024 and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimates that are not yet finalized include certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The fair value of accounts receivables acquired is $10,478, with gross contractual amounts being $10,478. The Company currently expects all to be collectible. The identifiable intangible assets consist of trademarks, customer relationships, and developed technology which were assigned fair values of $4,200, $63,200 and $23,200, respectively. The trade names and trademarks, customer relationships and developed technology are being amortized on a straight-line basis over weighted average useful lives of 6, 13 and 12 years, respectively.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was attributable to the value of the assembled workforce as well as the collective experience of the management team with regards to its operations, customers, and industry. All acquired goodwill is deductible for tax purposes.

The results of the Bren-Tronics acquisition have been included in the Company’s results of operations in the Specialty operating segment from the date of acquisition. Pro forma earnings and earnings per share computations have not been presented as this acquisition is not considered material.

3. Revenue Recognition

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

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the second quarter of fiscal 2025 and 2024 amounted to$49,520 and $68,812, respectively. Revenues recognized over time for the six months of fiscal 2025 and 2024 amounted to $101,852 and $127,466, respectively.

On September 29, 2024, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $132,656, of which, the Company estimates that approximately $68,380 will be recognized as revenue in fiscal 2025, $54,568 in fiscal 2026, and $9,708 in fiscal 2027.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of September 29, 2024, the current and non-current portion of contract liabilities were $28,809 and $712, respectively. As of March 31, 2024, the current and non-current portion of contract liabilities were $27,649 and $960, respectively. Revenues recognized during the second quarter of fiscal 2025 and 2024 that were included in the contract liability at the beginning of the quarter, amounted to $7,096 and $6,737, respectively. Revenues recognized during the six months of fiscal 2025 and 2024 that were included in the contract liability at the beginning of the year, amounted to $7,928 and $14,113, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $75,556 and $55,363 as of September 29, 2024 and March 31, 2024, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At September 29, 2024, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,300 and refund liability representing amounts estimated to be refunded to customers was $7,177.

4. Accounts Receivable

	September 29, 2024	March 31, 2024
Accounts receivable	$557,819	$532,832
Allowance for doubtful accounts	8,808	8,107
Accounts receivable, net	$549,011	$524,725

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

During the second quarter and the six months of fiscal 2025, the Company sold $192,479 and $382,216, respectively, of accounts receivables for approximately $192,479 and $382,216, respectively, in proceeds to an unaffiliated financial institution, of which $192,479 and $382,216, respectively, were collected as of September 29, 2024. During the second quarter and six months of fiscal 2024, the Company sold $174,372 and $356,763, respectively, of accounts receivables for approximately $174,372 and $356,763, respectively, in net proceeds to an unaffiliated financial institution, of which$179,132 and$362,484, respectively, were collected as of October 1, 2023. Total collateralized accounts receivables of approximately $340,829 were held by EnerSys Finance at September 29, 2024.

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

5. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	September 29, 2024			March 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$130,262	$(953)	$129,309	$131,167	$(953)	$130,214
Finite-lived intangible assets:
Customer relationships	358,616	(157,647)	200,969	295,215	(147,833)	147,382
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	119,914	(60,254)	59,660	96,708	(55,969)	40,739
Trademarks	14,894	(9,421)	5,473	9,554	(8,482)	1,072
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$627,707	$(232,296)	$395,411	$536,665	$(217,258)	$319,407

The Company’s amortization expense related to finite-lived intangible assets was $8,152 and $15,038 for the second quarter and six months of fiscal 2025, compared to $7,152 and $14,181 for the second quarter and six months of fiscal 2024. The expected amortization expense based on the finite-lived intangible assets as of September 29, 2024, is $15,280 for the remainder of fiscal 2025, $33,133 in fiscal 2026, $32,331 in fiscal 2027, $31,767 in fiscal 2028 and $29,938 in fiscal 2029.

Goodwill
The following table presents the amount of goodwill, as well as any changes in the carrying amount of goodwill by segment during the six months of fiscal 2025:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2024	$259,369	$326,359	$97,206	$682,934
Acquisitions during the year			50,308	50,308
Foreign currency translation adjustment	1,648	2,868	845	5,361
Balance as of September 29, 2024	$261,017	$329,227	$148,359	$738,603

6. Inventories

	September 29, 2024	March 31, 2024
Raw materials	$314,498	$284,773
Work-in-process	132,319	115,191
Finished goods	316,699	297,734
Total	$763,516	$697,698

7. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of September 29, 2024 and March 31, 2024, and the basis for that measurement:

	Total Fair Value Measurement September 29, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(576)	$—	$(576)	$—
Foreign currency forward contracts	(196)	—	(196)	—
Interest Rate Swaps	(1,601)	—	(1,601)	—
Net investment hedges	(30,258)	—	(30,258)	—
Total derivatives	$(32,631)	$—	$(32,631)	$—

	Total Fair Value Measurement March 31, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(835)	$—	$(835)	$—
Foreign currency forward contracts	5	—	5	—
Interest Rate Swaps	2,696	—	2,696	—
Net investment hedges	(19,167)	—	(19,167)	—
Total derivatives	$(17,301)	$—	$(17,301)	$—

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

The fair value of the Company’s short-term debt and borrowings under the Fourth Amended Credit Facility (as defined in Note 13), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The fair value of the Company's 2032 Notes and 2027 Notes, (each as defined in Note 13 and collectively, the "Senior Notes"), represent the trading values based upon quoted market prices and are classified as Level 2. The 2032 Notes were trading at approximately 104% and 100% of face value on September 29, 2024 and March 31, 2024, respectively. The 2027 Notes were trading at approximately 96% and 94% of the face value on September 29, 2024 and March 31, 2024, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at September 29, 2024 and March 31, 2024 were as follows:

	September 29, 2024		March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Senior Notes (2)	$600,000	$599,700	$600,000	$582,750
Derivatives (1)	$(32,631)	$(32,631)	$(17,301)	$(17,301)
(1)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 8 for asset and liability positions of the lead, foreign currency forward contracts, interest rate swaps, and net investment hedges at September 29, 2024 and March 31, 2024).
(2)The fair value amount of the Senior Notes at September 29, 2024 and March 31, 2024 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At September 29, 2024 and March 31, 2024, the Company has hedged the price to purchase approximately 62.5 million pounds and 53.0 million pounds of lead, respectively, for a total purchase price of $59,350 and $49,977, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of September 29, 2024 and March 31, 2024, the Company had entered into a total of $51,076 and $46,159, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At September 29, 2024 and March 31, 2024 such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

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

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $116 of pretax loss relating to lead, foreign currency forward contracts, interest rate swaps, and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of September 29, 2024 and March 31, 2024, the notional amount of these contracts was $68,312 and $69,319, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
September 29, 2024 and March 31, 2024

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	September 29, 2024	March 31, 2024	September 29, 2024	March 31, 2024	September 29, 2024	March 31, 2024
Prepaid and other current assets:
Lead forward contracts	$—	$—	$—	$—	$—	$—
Foreign currency forward contracts	—	396	—	—	72	—
Net investment hedges	—	—	—	—	—	—
Other assets:
Interest rate swaps	—	2,696	—	—	—	—
Net investment hedges	—	—	—	—	—	—
Total assets	$—	$3,092	$—	$—	$72	$—
Accrued expenses:
Lead forward contracts	$576	$835	$—	$—	$—	$—
Foreign currency forward contracts	268	—	—	—	—	391
Other liabilities:
Interest rate swaps	1,601	—	—	—	—	—
Net investment hedges	—	—	30,258	19,167	—	—
Total liabilities	$2,445	$835	$30,258	$19,167	$—	$391

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 29, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,123)	Cost of goods sold	$1,783
Foreign currency forward contracts	(539)	Cost of goods sold	227
Interest rate swaps	(4,313)	Interest expense	248
Total	$(7,975)		$2,258

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(12,375)	Interest expense	$711
Total	$(12,375)		$711

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,429
Total		$1,429

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 1, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,903	Cost of goods sold	$453
Foreign currency forward contracts	(40)	Cost of goods sold	(235)
Interest rate swaps	1,614	Interest expense	—
Total	$3,477		$218

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$3,701	Interest expense	$—
Total	$3,701		$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(701)
Total		$(701)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 29, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(392)	Cost of goods sold	$297
Foreign currency forward contracts	(191)	Cost of goods sold	276
Interest rate swaps	(3,231)	Interest expense	1,066
Total	$(3,814)		$1,639

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(10,116)	Interest expense	$975
Total	$(10,116)		$975

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,783
Total		$1,783

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 1, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$2,378	Cost of goods sold	$3,548
Foreign currency forward contracts	859	Cost of goods sold	(64)
Interest rate swaps	6,463	Interest expense	630
Total	$9,700		$4,114

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$911	Interest expense	$112
Total	$911		$112

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(1,204)
Total		$(1,204)

9. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2025 and 2024 was based on the estimated effective tax rates applicable for the full years ending March 31, 2025 and March 31, 2024, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

The Organization for Economic Co-operation and Development (OECD) has a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective for taxable years beginning after December 31, 2023. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. On August 26, 2024, the U.S. Tax Court issued a ruling in Varian Medical Systems, Inc. v. Commissioner ("Varian"). The ruling related to the U.S. taxation of deemed foreign dividends in the transition tax of the Tax Cuts and Jobs Act (our fiscal 2018). The impact of the enacted legislation and ruling is included below. The Company will continue to monitor and evaluate as new legislation and guidance is issued.

The consolidated effective income tax rates for the second quarter of fiscal 2025 and 2024 were 2.3% and 11.2% and for the six months of fiscal 2025 and 2024 were 6.8% and 10.2%. The rate decrease in the second quarter compared to the prior year period is primarily due to a discrete tax benefit as a result of Varian, offset by the impact of Pillar 2. The rate decrease in the six months of fiscal 2025 compared to the prior year periods are primarily due to a discrete tax benefit as a result of Varian, offset primarily by a discrete foreign exchange tax benefit related to undistributed earnings in first quarter of fiscal 2024, impact of Pillar 2, and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 53% for fiscal 2025 compared to 56% for fiscal 2024. The foreign effective tax rates for the six months of fiscal 2025 and 2024 were 15% and 13%, respectively. The foreign effective tax rate increase in the second quarter compared to the second quarter of the prior year is primarily due to the impact of Pillar 2. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2025 and fiscal 2024 and were taxed at an effective income tax rate of approximately 11% and 9%, respectively.

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

	Quarter ended		Six months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Balance at beginning of period	$61,733	$58,438	$60,819	$56,630
Current period provisions	7,027	7,784	14,174	16,469
Costs incurred	(6,887)	(6,974)	(12,752)	(14,420)
Foreign currency translation adjustment	670	(412)	302	157
Balance at end of period	$62,543	$58,836	$62,543	$58,836

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. As of September 29, 2024 and March 31, 2024, the Company did not have a reserve balance related to these matters.

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

12. Restructuring and Other Exit Charges

Restructuring Programs

As disclosed in the 2024 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $1,382 remaining to be incurred by the end of fiscal 2025, mainly related to new plans started in fiscal 2024. Restructuring and exit charges for the second quarter of fiscal 2025 by reportable segments are as follows:

	Quarter ended September 29, 2024
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$917	$13	$96	$1,026
Exit charges	(170)	1,075	293	1,198
Restructuring and other exit charges	$747	$1,088	$389	$2,224

	Six months ended September 29, 2024
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$3,855	$842	$385	$5,082
Exit charges	669	1,641	770	3,080
Restructuring and other exit charges	$4,524	$2,483	$1,155	$8,162

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2024	$2,408
Accrued	5,082
Costs incurred	(6,072)
Foreign currency impact	55
Balance as of September 29, 2024	$1,473

Exit Charges

Fiscal 2024 Program

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the total charges for these actions will amount to approximately $24,500. Non-cash charges for inventory and fixed assets write-offs, and impairment of an indefinite-lived intangible asset are estimated to be $23,600, and cash charges for employee severance and retention payments are estimated to be $900. The plan was substantially complete in fiscal 2024.

During fiscal 2024, the Company recorded non-cash charges totaling $551 primarily related to fixed assets and cash charges of $689 related to severance costs. The Company also recorded non-cash write-offs relating to inventories of $17,075, which was reported in cost of goods sold, and impairment of indefinite lived intangible asset of $6,020.

Spokane

On November 8, 2023, the Company committed to a plan to close its facility in Spokane, Washington, which primarily manufactures enclosure systems for telecommunications and related end markets. Management determined that existing manufacturing locations have the capacity to satisfy demand for these products and will execute more efficient distribution to customers. The Company currently estimates that the total charges for these actions will amount to approximately $3,600 relating to $1,400 in cash charges for employee severance, and non-cash charges of $2,200 relating to fixed assets, facility lease, and inventory. The majority of the charges were incurred in fiscal 2024.

During fiscal 2024, the Company recorded cash charges of $1,343 primarily related to severance costs and non-cash charges totaling $2,066 related to lease right of use asset and fixed asset write-offs.

During the six months of fiscal 2025, the Company recorded cash charges of $669 primarily related to manufacturing variances.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $13,499. Cash charges are estimated to total $9,607 primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3,892 relating to fixed assets, inventory, and contract assets. The plan was substantially complete in fiscal 2024.

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

During the six months of fiscal 2025, the Company recorded cash charges of $770 primarily related to relocation costs.

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18,500. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9,200 and non-cash charges from inventory and fixed asset write-offs are estimated to be $9,300. These actions will result in the reduction of approximately 165 employees. The majority of these charges were recorded by the end of fiscal 2024.

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

During the six months of fiscal 2025, the Company recorded $305 cash charges relating to site cleanup.

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

During the six months of fiscal 2025, the Company recorded cash charges of $1,092 relating primarily to site cleanup and $244 of non-cash charges relating to accelerated depreciation of fixed assets.
13. Debt

The following summarizes the Company’s long-term debt as of September 29, 2024 and March 31, 2024:

	September 29, 2024		March 31, 2024
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$5,840	$600,000	$6,064
Fourth Amended Credit Facility, due 2026	610,000	1,577	210,000	1,971
	$1,210,000	$7,417	$810,000	$8,035
Less: Unamortized issuance costs	7,417		8,035
Long-term debt, net of unamortized issuance costs	$1,202,583		$801,965

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

Subsequent to the fourth amendment, the quarterly installments payable on the Second Amended Term Loan are $2,609 beginning December 31, 2022, $3,913 beginning December 31, 2024 and $5,218 beginning December 31, 2025 with a final payment of $156,532 on September 30, 2026. The Fourth Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the SOFR plus 10 basis points plus (i) between 1.125% and 2.25% (currently 1.250% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate or Canadian Prime Rate plus between 0.125% and 1.25%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%.

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

As of September 29, 2024, the Company had $400,000 outstanding under the Second Amended Revolver, $110,000 under the Second Amended Term Loan, and $100,000 outstanding under the Third Amended Term Loan.

Current Portion of Debt

The scheduled repayments within the next twelve months, relating to the Second Amended Term Loan, is $4,875 and is classified as long-term debt, as the Company expects to refinance the future quarterly payments with revolver borrowings under the Second Amended Credit Facility.

Short-Term Debt

As of September 29, 2024 and March 31, 2024, the Company had $30,080 and $30,444, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 6.0% and 6.7%, respectively, at September 29, 2024 and March 31, 2024.

Letters of Credit

As of September 29, 2024 and March 31, 2024, the Company had $6,855 and $3,919 of standby letters of credit, respectively.

Debt Issuance Costs

In connection with the Senior Notes, the Company capitalized $4,412 in debt issuance costs and wrote off $753 of unamortized debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $479 and $410, respectively, for the second quarter ended September 29, 2024 and October 1, 2023 and $969 and $820, respectively, for the six months ended fiscal 2025 and 2024. Debt issuance costs, net of accumulated amortization, totaled $7,417 and $8,035, respectively, at September 29, 2024 and March 31, 2024.

Available Lines of Credit

As of September 29, 2024 and March 31, 2024, the Company had available and undrawn, under all its lines of credit, $535,395 and $938,334, respectively, including $90,826 and $90,866, respectively, of uncommitted lines of credit.

14. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Service cost	$—	$—	$246	$218
Interest cost	166	166	643	584
Expected return on plan assets	(47)	(76)	(365)	(406)
Amortization and deferral	(17)	—	150	27
Net periodic benefit cost	$102	$90	$674	$423

	United States Plans		International Plans
	Six months ended		Six months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Service cost	$—	$—	$485	$438
Interest cost	332	332	1,264	1,169
Expected return on plan assets	(94)	(152)	(716)	(812)
Amortization and deferral	(34)	—	294	56
Net periodic benefit cost	$204	$180	$1,327	$851

15. Stock-Based Compensation

As of September 29, 2024, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $5,125 for the second quarter of fiscal 2025 and $5,144 for the second quarter of fiscal 2024. Stock-based compensation expense was $12,187 and $13,077 for the six months of fiscal 2025 and fiscal 2024, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the six months of fiscal 2025, the Company granted to non-employee directors 25,107 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the six months of fiscal 2025, the Company granted to management and other key employees 238,712 non-qualified stock options that vest ratably over three years from the date of the grant and 309,356 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the six months of fiscal 2025 included the exercise of 105,055 stock options and the vesting or release of 306,932 restricted stock units including non-employee director restricted stock units

As of September 29, 2024, there were 1,323,766 non-qualified stock options, 1,032,531 restricted stock units including non-employee director restricted stock units and 1,134 TSRs outstanding.

16. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the six months ended September 29, 2024:

Shares outstanding as of March 31, 2024	40,271,936
Purchase of treasury stock	(780,849)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	322,817
Shares outstanding as of September 29, 2024	39,813,904

Treasury Stock

During the six months ended September 29, 2024, the Company purchased 780,849 shares for $75,187 and purchased 480,060 shares for $47,340 during the six months ended October 1, 2023. At September 29, 2024 and March 31, 2024, the Company held 16,866,664 and 16,091,988 shares as treasury stock, respectively. During the six months ended September 29, 2024, the Company also issued 6,173 shares out of its treasury stock, valued at $62.55 per share to participants under the Company's Employee Stock Purchase Plan. During the six months ended October 1, 2023, the Company issued 7,312 shares out of its treasury stock, valued at $62.55 per share, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of September 29, 2024 and March 31, 2024, are as follows:

	March 31, 2024	Before Reclassifications	Amounts Reclassified from AOCI	September 29, 2024
Pension funded status adjustment	$(9,798)	$—	$197	$(9,601)
Net unrealized gain (loss) on derivative instruments	755	(2,923)	(1,257)	(3,425)
Foreign currency translation adjustment (1)	(195,808)	15,391	—	(180,417)
Accumulated other comprehensive (loss) income	$(204,851)	$12,468	$(1,060)	$(193,443)
(1) Foreign currency translation adjustment for the six months ended September 29, 2024 includes a $8,497 loss (net of taxes of $2,594) related to the Company's $300,000 cross-currency fixed interest rate swap contracts.

The following table presents reclassifications from AOCI during the second quarter ended September 29, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(2,258)	Cost of goods sold
Tax expense	527
Net unrealized gain on derivative instruments, net of tax	$(1,731)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(711)	Interest expense
Tax expense	166
Net unrealized gain on derivative instruments, net of tax	$(545)

Defined benefit pension costs:
Prior service costs and deferrals	$133	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(32)
Net periodic benefit cost, net of tax	$101

The following table presents reclassifications from AOCI during the six months ended September 29, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(1,639)	Cost of goods sold
Tax expense	382
Net unrealized gain on derivative instruments, net of tax	$(1,257)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(975)	Interest expense
Tax expense	229
Net unrealized gain on derivative instruments, net of tax	$(746)

Defined benefit pension costs:
Prior service costs and deferrals	$260	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(63)
Net periodic benefit cost, net of tax	$197

The following table presents reclassifications from AOCI during the second quarter ended October 1, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(218)	Cost of goods sold
Tax expense	51
Net unrealized gain on derivative instruments, net of tax	$(167)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$—	Interest expense
Tax expense	—
Net unrealized gain on derivative instruments, net of tax	$—

Defined benefit pension costs:
Prior service costs and deferrals	$27	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(6)
Net periodic benefit cost, net of tax	$21

The following table presents reclassifications from AOCI during the six months ended October 1, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(4,114)	Cost of goods sold
Tax expense	962
Net unrealized gain on derivative instruments, net of tax	$(3,152)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(112)	Interest expense
Tax expense	26
Net unrealized gain on derivative instruments, net of tax	$(86)

Defined benefit pension costs:
Prior service costs and deferrals	$56	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(15)
Net periodic benefit cost, net of tax	$41

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended September 29, 2024:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2024	$—	$564	$629,879	$(835,827)	$2,163,880	$(204,851)	$—	$1,753,645	$3,427	$1,757,072
Stock-based compensation	—	—	7,062	—	—	—	—	7,062	—	7,062
Exercise of stock options	—	1	6,963	—	—	—	—	6,964	—	6,964
Purchase of common stock	—	—	—	(11,641)	—	—	—	(11,641)	—	(11,641)
Other	—	—	24	185	—	—	—	209	—	209
Net earnings	—	—	—	—	70,111	—	—	70,111	—	70,111
Dividends ($0.225 per common share)	—	—	227	—	(9,271)	—	—	(9,044)	—	(9,044)
Dissolution of joint venture	—	—	—	—	—	—	—	—	—	—
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $17)	—	—	—	—	—	110	—	110	—	110
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,117)	—	—	—	—	—	3,662	—	3,662	—	3,662
Foreign currency translation adjustment	—	—	—	—	—	(13,294)	—	(13,294)	(22)	(13,316)
Balance at June 30, 2024	$—	$565	$644,155	$(847,283)	$2,224,720	$(214,373)	$—	$1,807,784	$3,405	$1,811,189
Stock-based compensation	—	—	5,125	—	—	—	—	5,125	—	5,125
Exercise of stock options	—	—	479	—	—	—	—	479	—	479
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(7,934)	—	—	—	—	(7,934)	—	(7,934)
Shares released under deferred compensation for directors	—	—	2,404	—	—	—		2,404	—	2,404
Purchase of common stock	—	—	—	(63,546)	—	—	—	(63,546)	—	(63,546)
Other	—	2	(67)	179	—	—	—	114	—	114
Net earnings	—	—	—	—	82,266	—	—	82,266	—	82,266
Dividends ($0.240 per common share)	—	—	—	—	(9,555)	—	—	(9,555)	—	(9,555)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $32)	—	—	—	—	—	87	—	87	—	87
Net unrealized gain (loss) on derivative instruments (net of tax of $2,392)	—	—	—	—	—	(7,842)	—	(7,842)	—	(7,842)
Foreign currency translation adjustment	—	—	—	—	—	28,685	—	28,685	124	28,809
Balance at September 29, 2024	$—	$567	$644,162	$(910,650)	$2,297,431	$(193,443)	$—	$1,838,067	$3,529	$1,841,596

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended October 1, 2023:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2023	$—	$560	$596,464	$(740,956)	$1,930,148	$(183,474)	$(2,463)	$1,600,279	$3,602	$1,603,881
Stock-based compensation	—	—	7,933	—	—	—	—	7,933	—	7,933
Exercise of stock options	—	5	7,649	—	—	—	—	7,654	—	7,654
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	—	—	—
Other	—	—	65	214	—	—	—	279	—	279
Net earnings	—	—	—	—	66,797	—	—	66,797	—	66,797
Dividends ($0.175 per common share)	—	—	184	—	(7,357)	—	—	(7,173)	—	(7,173)
Dissolution of joint venture	—	—	—	—	—	—	—	—	—	—
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $9)	—	—	—	—	—	20	—	20	—	20
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $544)	—	—	—	—	—	1,786	—	1,786	—	1,786
Foreign currency translation adjustment	—	—	—	—	—	2,192	—	2,192	(190)	2,002
Balance at July 2, 2023	$—	$565	$612,295	$(740,742)	$1,989,588	$(179,476)	$(2,463)	$1,679,767	$3,412	$1,683,179
Stock-based compensation	—	—	5,144	—	—	—	—	5,144	—	5,144
Exercise of stock options	—	(1)	2,015	—	—	—	—	2,014	—	2,014
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(7,348)	—	—	—	—	(7,348)	—	(7,348)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	475	475	—	475
Purchase of common stock	—	—	—	(47,340)	—	—	—	(47,340)	—	(47,340)
Other	—	(1)	151	194	—	—	—	344	—	344
Net earnings	—	—	—	—	65,229	—	—	65,229	—	65,229
Dividends ($0.225 per common share)	—	—	233	—	(9,401)	—	—	(9,168)	—	(9,168)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $6)	—	—	—	—	—	21	—	21	—	21
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $762)	—	—	—	—	—	2,495	—	2,495	—	2,495
Foreign currency translation adjustment	—	—	—	—	—	(31,647)	—	(31,647)	(17)	(31,664)
Balance at October 1, 2023	$—	$563	$612,490	$(787,888)	$2,045,416	$(208,607)	$(1,988)	$1,659,986	$3,395	$1,663,381

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net earnings attributable to EnerSys stockholders	$82,266	$65,229	$152,377	$132,026
Weighted-average number of common shares outstanding:
Basic	40,165,080	40,922,959	40,184,546	40,930,146
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	698,125	761,675	740,114	761,333
Diluted weighted-average number of common shares outstanding	40,863,205	41,684,634	40,924,660	41,691,479
Basic earnings per common share attributable to EnerSys stockholders	$2.05	$1.59	$3.79	$3.23
Diluted earnings per common share attributable to EnerSys stockholders	$2.01	$1.56	$3.72	$3.17
Anti-dilutive equity awards not included in diluted weighted-average common shares	659,451	412,230	503,275	422,359

18. Business Segments

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

Summarized financial information related to the Company's reportable segments for the second quarter and six months ended September 29, 2024 and October 1, 2023, is shown below:

	Quarter ended		Six months ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net sales by segment to unaffiliated customers (1)
Energy Systems	$382,091	$422,466	$743,142	$847,014
Motive Power	366,744	355,206	732,899	705,987
Specialty	134,834	123,361	260,544	256,601
Total net sales	$883,669	$901,033	$1,736,585	$1,809,602
Operating earnings by segment
Energy Systems	$24,361	$25,563	$43,361	$55,212
Motive Power	57,590	53,448	113,556	103,816
Specialty	7,338	5,587	12,238	15,404
Corporate and other (2)	25,281	18,894	51,106	36,297
Inventory step up to fair value relating to acquisitions - Specialty	(1,883)	—	(1,883)	—
Inventory adjustment relating to exit activities - Specialty	—	—	—	(3,098)
Restructuring and other exit charges - Energy Systems	(747)	(2,227)	(4,524)	(2,715)
Restructuring and other exit charges - Motive Power	(1,088)	(3,479)	(2,483)	(5,038)
Restructuring and other exit charges - Specialty	(389)	(1,528)	(1,155)	(5,790)
Amortization - Energy Systems	(6,013)	(6,219)	(12,014)	(12,436)
Amortization - Motive Power	(187)	(231)	(370)	(342)
Amortization - Specialty	(1,952)	(702)	(2,654)	(1,404)
Acquisition expense - Energy Systems	(5)	(8)	(11)	(13)
Acquisition expense - Motive Power	(3)	(77)	(11)	(162)
Acquisition expense - Specialty	(1,082)	—	(2,434)	—
Integration costs - Energy Systems	(55)	(166)	(225)	(249)
Integration costs - Motive Power	—	—	—	—
Integration costs - Specialty	(1,779)	—	(1,779)	—
Other - Energy Systems	—	(136)	—	(797)
Other - Motive Power	—	(45)	—	(428)
Other - Specialty	—	(60)	—	(198)
Total operating earnings (3)	$99,387	$88,614	$190,718	$178,059

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
(3) The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.

19. Subsequent Events

On November 6, 2024, the Board of Directors approved a quarterly cash dividend of $0.24 per share of common stock to be paid on December 27, 2024 to stockholders of record as of December 13, 2024.

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

Overview

EnerSys (the “Company,” “we,” or “us”) is a world leader in stored energy solutions for industrial applications. We design, manufacture, and distribute energy systems solutions and motive power batteries, specialty batteries, battery chargers, power equipment, battery accessories and outdoor equipment enclosure solutions to customers worldwide. Energy Systems, which combine power conversion, power distribution, energy storage, and enclosures, are used in the telecommunication, broadband, data center and utility industries, uninterruptible power supplies, and numerous applications requiring stored energy solutions. Motive Power batteries and chargers are utilized in electric forklifts, automated guided vehicles (AGVs), and other industrial electric powered vehicles. Specialty batteries are used in aerospace and defense applications, large over-the-road trucks, premium automotive, portable power solutions for soldiers in the field, medical and security systems applications. New Ventures provides energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles. We also provide aftermarket and customer support services to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force around the world.

The Company's four operating segments, based on lines of business, are as follows:

•Energy Systems - uninterruptible power systems, or “UPS” applications for computer and computer-controlled systems, as well as telecommunications systems, switchgear and electrical control systems used in industrial facilities and electric utilities, large-scale energy storage and energy pipelines. Energy Systems also includes highly integrated power solutions and services to broadband, telecom, data center, and industrial customers, as well as thermally managed cabinets and enclosures for electronic equipment and batteries.
•Motive Power - power for electric industrial forklifts, AGVs other material handling equipment used in manufacturing and warehousing operations, as well equipment used in floor care, mining, rail and airport ground support applications.
•Specialty - premium starting, lighting and ignition applications in transportation, energy solutions for satellites, spacecraft, commercial aircraft, military aircraft, submarines, ships, other tactical vehicles, defense applications and portable power solutions for soldiers in the field, as well as medical devices and equipment.
•New Ventures - energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles.

Bren-Tronics Acquisition

On July 26, 2024, the Company completed the acquisition of all of the equity of Bren-Tronics Defense LLC for $205.3 million in cash consideration, subject to adjustments as set forth in the stock purchase agreement. Bren-Tronics Defense LLC, headquartered in Commack, New York, is a leading manufacturer of highly reliable portable power solutions, including small and large format lithium batteries and charging solutions, for military and defense applications. The financial results contributed from this business are reported within our Specialty line of business.

Economic Climate

Global economic conditions are mixed with the impacts of elevated interest rates and heightened geopolitical tensions having various levels of impacts in North America, China and EMEA. The war in Ukraine continues to have widespread economic repercussions, particularly in Europe. The ongoing Israel-Hamas conflict is disrupting stability in the Middle East, raising significant concerns about the potential for further escalation across the region. Inflation in North America, China and EMEA, while somewhat more controlled compared to the sharp increases in 2023, remains a challenge with some signs of cooling in the U.S. and Europe. Interest rate cuts of 50 basis points by the Federal Reserve in September are expected to be followed by further rate cuts at the end of the calendar year. The European Central Bank (ECB) cut its main interest rate by 25 basis points in September following its initial rate cut in June. China’s economy saw some bright spots entering calendar year 2024 as a result of increasing travel and consumer spending due to relaxed COVID policies, but the region faces ongoing challenges from a weakened real estate market and declining exports.

The supply chain has been stabilizing since the second quarter of calendar year 2023. While some supply chain challenges and elevated costs remain, particularly for materials like copper and plastics, other costs, such as transportation, have returned to pre-COVID levels. However, the ongoing Israel-Hamas conflict have periodically disrupted some shipments in the Red Sea. As a result, some ocean freight costs and transit times may temporarily increase until shipping in the region returns to normal. Generally, our mitigation efforts and ongoing lean initiatives have tempered the impact of broad market challenges. The market demand in our Motive Power segment remains healthy, but we saw a decrease in demand in the Class 8 truck market in the first half of our fiscal year, which impacted the Specialty segment. The cyclical capex pauses in the communication networks market has decreased demand in the Energy Systems segment since our second quarter fiscal 2024, but we saw some improved order rates in the second quarter fiscal 2025.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. In the fiscal year 2025, we have experienced a range in lead prices from approximately $1.05 per pound to $0.90 per pound. Costs in some of our other raw materials such as steel, acid, separator paper and electronics have moderated since the middle of fiscal year 2024, but we have seen some price increases in other raw materials such as copper since the beginning of fiscal year 2025.
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

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $978.8 million (yielding a primary operating capital percentage of 27.7%) at September 29, 2024, $852.9 million (yielding a primary operating capital percentage of 23.4%) at March 31, 2024 and $990.2 million at October 1, 2023 (yielding a primary operating capital percentage of 27.5%). The primary operating capital percentage of 27.7% at September 29, 2024 increased by 430 basis points compared to March 31, 2024 and increased 20 basis points compared to October 1, 2023. The increase in primary operating capital percentage at September 29, 2024 compared to March 31, 2024 was primarily due to the addition of Bren-Tronics balances as well as increases to inventory for strategic build up and decreases to accounts payable levels due to timing of payments this quarter. Accounts receivable amounts increased comparatively mainly due to longer termed collections from customers compared to the fourth fiscal quarter of the prior fiscal year. The slight increase in primary operating capital percentage at September 29, 2024 compared to October 1, 2023 was increases from Bren-Tronics offset by reduction in accounts receivable due to higher collections and inventory due to improved inventory management actions and easing of supply chain constraints compared to the second quarter of fiscal 2024.

Primary operating capital and primary operating capital percentages at September 29, 2024, March 31, 2024 and October 1, 2023 are computed as follows:

($ in Millions)	September 29, 2024	March 31, 2024	October 1, 2023
Accounts receivable, net	$549.0	$524.7	$536.5
Inventory, net	763.5	697.7	776.5
Accounts payable	(333.7)	(369.5)	(322.8)
Total primary operating capital	$978.8	$852.9	$990.2
Trailing 3 months net sales	$883.7	$910.7	$901.0
Trailing 3 months net sales annualized	$3,534.8	$3,642.8	$3,604.0

Primary operating capital as a % of annualized net sales	27.7%	23.4%	27.5%

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $408 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $445 million at September 29, 2024, availability subject to credit agreement financial covenants.

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

On January 11, 2024, we issued $300 million in aggregate principal amount of our 6.625% Senior Notes due 2032 (the “2032 Notes”). Proceeds from this offering, net of debt issuance costs, were $297.0 million and were utilized to pay down the Fourth Amended Credit Facility.

During the six months of fiscal 2025, we purchased 780,849 shares for $75.2 million.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisitions, capital investments, stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales decreased $17.3 million or 1.9% in the second quarter of fiscal 2025 as compared to the second quarter of fiscal 2024. This decrease was the result of a 3% decrease in organic volume and a 1% decrease in pricing, partially offset by a 2% increase in acquisitions.

Net sales decreased $73.0 million or 4.0% in the six months of fiscal 2025 as compared to the six months of fiscal 2024. This decrease was due to an 3% decrease in organic volume, a 1% decrease in pricing, and a 1% decrease in foreign currency translation, partially offset by a 1% increase in acquisitions.

Segment sales

	Quarter ended September 29, 2024		Quarter ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$382.1	43.2%	422.5	46.9%	$(40.4)	(9.6)%
Motive Power	366.7	41.5	355.2	39.4	11.5	3.2
Specialty	134.9	15.3	123.3	13.7	11.6	9.3
Total net sales	$883.7	100.0%	$901.0	100.0%	$(17.3)	(1.9)%

	Six months ended September 29, 2024		Six months ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$743.1	42.8%	$847.1	46.8%	$(103.9)	(12.3)%
Motive Power	732.9	42.2	706.0	39.0	26.9	3.8
Specialty	260.6	15.0	256.5	14.2	4.0	1.5
Total net sales	$1,736.6	100.0%	$1,809.6	100.0%	$(73.0)	(4.0)%

Net sales of our Energy Systems segment in the second quarter of fiscal 2025 decreased $40.4 million or 9.6% compared to the second quarter of fiscal 2024. This decrease was due to an 8% decrease in organic volume and a 2% decrease in pricing. This decrease in sales was driven by continued capital spending pauses of our network communications customers, which was partially offset by an increase in datacenter customers. Net sales of our Energy Systems segment in the six months of fiscal 2025 decreased $103.9 million or 12.3% compared to the six months of fiscal 2024. This decrease was due to a 9% decrease in organic volume, a 2% decrease in pricing, and a 1% decrease in foreign currency translation. This decrease in sales was driven by continued capital spending pauses of our network communications customers particularly of our higher margin power electronics products.

Net sales of our Motive Power segment in the second quarter of fiscal 2025 increased by $11.5 million or 3.2% compared to the second quarter of fiscal 2024. This increase was primarily due to a 3% increase in organic volume. Net sales of our Motive Power segment in the six months of fiscal 2025 increased by $26.9 million or 3.8% compared to the six months of fiscal 2024. This increase was primarily due to a 5% increase in organic volume, offset by a 1% decrease in foreign currency translation. We continue to benefit from increased volumes of our maintenance-free thin plate pure lead and lithium product sales mix for the quarter and six months.

Net sales of our Specialty segment in the second quarter of fiscal 2025 increased by $11.6 million or 9.3% compared to the second quarter of fiscal 2024. The increase was primarily due to a 12% increase in acquisitions and a 1% increase in pricing, partially offset by a 4% decrease in organic volume. This increase in sales was primarily driven by increased volumes in Aerospace and Defense including impacts from the Bren-Tronics acquisition. Net sales of our Specialty segment in the six months of fiscal 2025 increased by $4.0 million or 1.5% compared to the six months of fiscal 2024. The increase was primarily due to a 6% increase in acquisitions, partially offset by a 3% decrease in organic volume and a 1% decrease in pricing. This increase in sales was primarily driven by increased volumes in Aerospace and Defense including impacts from the Bren-Tronics acquisition, partially offset by decreased demand in OEM transportation customers.

Gross Profit

	Quarter ended September 29, 2024		Quarter ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$252.1	28.5%	$239.6	26.6%	$12.5	5.2%

	Six months ended September 29, 2024		Six months ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$490.5	28.2%	$479.9	26.5%	$10.6	2.2%

Gross profit increased $12.5 million or 5.2% in the second quarter and increased $10.6 million or 2.2% in the six months of fiscal 2025 compared to the comparable periods of fiscal 2024. Gross profit, as a percentage of net sales, increased 190 basis points and increased 170 basis points in the second quarter and six months of fiscal 2025, respectively, compared to the second quarter and six months of fiscal 2024. . The increase in the gross profit margin in the current quarter and six months reflects greater impact of IRA benefits compared to the same periods in fiscal year 2024 as well as improved mix from higher margin maintenance-free sales in Motive Power.

Operating Items

	Quarter ended September 29, 2024		Quarter ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$150.5	17.0%	$143.8	16.0%	$6.8	4.7%
Restructuring and other exit charges	$2.2	0.3%	$7.2	0.8%	$(5.0)	(69.3)%

	Six months ended September 29, 2024		Six months ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$291.7	16.8%	$288.4	15.9%	$3.3	1.1%
Restructuring and other exit charges	$8.1	0.5%	$13.5	0.8%	$(5.4)	(39.7)%

Operating expenses, as a percentage of sales, increased 100 basis points and increased 90 basis points in the second quarter and six months of fiscal 2025, compared to the comparable periods of fiscal 2024. The increases are primarily a result of additional costs incurred relating to the Bren-Tronics acquisition as compared to the prior year.

Selling expenses, a main component of operating expenses, decreased $3.4 million or 5.7% in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024, and decreased 25 basis points as a percentage of net sales. In the six months of fiscal 2025, selling expenses decreased by $8.4 million or 7.2% compared to the six months of fiscal 2024 and decreased 21 basis points as a percentage of net sales. The decrease in selling expenses as a percentage of sales in the current quarter is a result of our cost reduction initiatives partially offsetting labor increases earlier this fiscal year.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our second quarter and six months of fiscal 2025 operating results of Energy Systems were restructuring charges of $0.9 million and $3.8 million respectively. Included in our second quarter and six months of fiscal 2025 operating results of Motive Power were restructuring charges of $0.0 million and $0.8 million, respectively. Included in our second quarter and six months of fiscal 2025 operating results of Specialty were restructuring charges of $0.1 million and $0.4 million, respectively.

Included in our second quarter and six months of fiscal 2024 operating results of Energy Systems were restructuring charges of $2.2 million and $2.7 million, respectively. Included in our second quarter and six months of fiscal 2024 operating results of Motive Power were restructuring charges of $0.8 million and $0.8 million, respectively.

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

Spokane

On November 8, 2023, the Company committed to a plan to close its facility in Spokane, Washington, which primarily manufactures enclosure systems for telecommunications and related end markets. Management determined that existing manufacturing locations have the capacity to satisfy demand for these products and will execute more efficient distribution to customers. The Company currently estimates that the total charges for these actions will amount to approximately $3.6 million relating to $1.4 million in cash charges for employee severance, and non-cash charges of $2.2 million fixed assets, facility lease, and inventory. The majority of the charges were incurred in fiscal 2024.

During fiscal 2024, the Company recorded cash charges of $1.3 million primarily related to severance costs and non-cash charges totaling $2.1 million related to lease right of use asset and fixed asset write-offs.

During the six months of fiscal 2025, the Company recorded cash charges of $0.7 million primarily related to manufacturing variances.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $13.5 million. Cash charges are estimated to total $9.6 million primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3.9 million relating to fixed assets, inventory, and contract assets. The plan was substantially complete as the end of fiscal 2024.

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

.During the six months of fiscal 2025, the Company recorded cash charges of $0.8 million primarily related to relocation costs.

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18.5 million. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9.2 million and non-cash charges from inventory and fixed asset write-offs are estimated to be $9.3 million. These actions will result in the reduction of approximately 165 employees. The majority of these charges were recorded by the end of fiscal 2024.

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

During the six months of fiscal 2025, the Company recorded cash charges relating to site cleanup and decommissioning equipment of $0.3 million.

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

We currently estimate that the total charges for these actions will amount to approximately $60.0 million of which cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses were estimated to be $40.0 million and non-cash charges from inventory and equipment write-offs were estimated to be $20.0 million. The majority of these charges have been recorded as of Janurary 1, 2023. These actions resulted in the reduction of approximately 200 employees.

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

During the six months of fiscal 2025, the Company recorded cash charges of $1.1 million relating primarily to site cleanup and $0.2 million of non-cash charges relating to accelerated depreciation of fixed assets.

Operating Earnings

	Quarter ended September 29, 2024		Quarter ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$24.2	6.4%	$25.6	6.1%	$(1.4)	(4.7)%
Motive Power	57.6	15.7	53.4	15.0	4.2	7.7
Specialty	7.5	5.4	5.6	4.5	1.9	31.3
Corporate and other (2)	25.3	2.9	18.9	2.1	6.4	33.8
Subtotal	114.6	13.0	103.5	11.5	11.1	10.7
Inventory adjustment related to recent acquisitions - Specialty	(1.9)	(1.4)	—	—	(1.9)	NM
Restructuring and other exit charges - Energy Systems	(0.7)	(0.2)	(2.2)	(0.5)	1.5	(66.5)
Restructuring and other exit charges - Motive Power	(1.1)	(0.3)	(3.5)	(1.0)	2.4	(68.7)
Restructuring and other exit charges - Specialty	(0.4)	(0.3)	(1.5)	(1.2)	1.1	(74.5)
Amortization of intangible assets - Energy Systems	(6.0)	(1.6)	(6.3)	(1.5)	0.3	(3.3)
Amortization of intangible assets - Motive Power	(0.2)	(0.1)	(0.2)	(0.1)	—	(19.0)
Amortization of intangible assets - Specialty	(2.0)	(1.4)	(0.7)	(0.6)	(1.3)	NM
Integration costs - Energy Systems	—	—	(0.2)	—	0.2	(66.9)
Integration costs - Specialty	(1.8)	(1.3)	—	—	(1.8)	NM
Acquisition activity expense - Motive	—	—	(0.1)	—	0.1	NM
Acquisition activity expense - Specialty	(1.1)	(0.8)	—	—	(1.1)	NM
Other - Energy Systems	—	—	(0.1)	—	0.1	NM
Other - Specialty	—	—	(0.1)	—	0.1	NM
Total operating earnings	$99.4	11.2%	$88.6	9.8%	$10.8	12.2%
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

	Six months ended September 29, 2024		Six months ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$43.2	5.8%	$55.3	6.5%	$(12.1)	(21.5)%
Motive Power	113.6	15.5	103.7	14.7	9.9	9.4
Specialty	12.4	4.7	15.4	6.0	(3.0)	(20.6)
Corporate and other (2)	51.1	2.9	36.3	2.0	14.8	40.8%
Subtotal	220.3	12.7	210.7	11.6	9.6	4.5
Inventory adjustment relating to exit activities - Specialty	—	—	(3.1)	(1.2)	3.1	NM
Inventory adjustment related to recent acquisitions - Specialty	(1.9)	(0.7)	—	—	(1.9)	NM
Restructuring and other exit charges - Energy Systems	(4.5)	(0.6)	(2.7)	(0.3)	(1.8)	66.6
Restructuring and other exit charges - Motive Power	(2.5)	(0.3)	(5.0)	(0.7)	2.5	(50.7)
Restructuring and other exit charges - Specialty	(1.1)	(0.4)	(5.8)	(2.3)	4.7	(80.1)
Amortization of intangible assets - Energy Systems	(12.0)	(0.7)	(12.5)	(0.7)	0.5	(3.4)%
Amortization of intangible assets - Motive Power	(0.4)	(0.1)	(0.3)	—	(0.1)	8.2%
Amortization of intangible assets - Specialty	(2.7)	(1.0)	(1.4)	(0.5)	(1.3)	89.0%
Integration costs - Energy Systems	(0.2)	—	(0.3)	—	0.1	(9.6)%
Integration costs - Specialty	(1.8)	(0.7)	—	—	(1.8)	NM
Acquisition activity expense - Motive	—	—	(0.2)	—	0.2	NM
Acquisition activity expense - Specialty	(2.5)	(0.9)	—	—	(2.5)	NM
Other - Energy Systems	—	—	(0.8)	(0.1)	0.8	NM
Other - Motive Power	—	—	(0.4)	(0.1)	0.4	NM
Other - Specialty	—	—	(0.2)	(0.1)	0.2	NM
Total operating earnings	$190.7	11.0%	$178.0	9.8%	$12.7	7.1%
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

Operating earnings increased $10.8 million or 12.2% and increased $12.7 million or 7.1% in the second quarter and six months of fiscal 2025, respectively, compared to the second quarter and six months of fiscal 2024. Operating earnings, as a percentage of net sales, increased 140 basis points and 120 basis points in the second quarter and six months of fiscal 2025, respectively, compared to the second quarter and six months of fiscal 2024.

The Energy Systems operating earnings, as a percentage of sales, increased 30 basis points and decreased 70 basis points in the second quarter and six months of fiscal 2025, respectively, compared to the second quarter and six months of fiscal 2024. The increase for the quarter was primarily as a result of lower commodity costs as well as lower operating expenses as a percentage of sales on lower volumes partially offset by unfavorable product mix; and the decrease for the six months was a result of continued lower volumes and unfavorable mix from lower high margin power electronics sales, partially offset by lower operating costs.

The Motive Power operating earnings, as a percentage of sales, increased 70 basis points and 80 basis points in the second quarter and six months of fiscal 2025, respectively, compared to the second quarter and six months of fiscal 2024. These increases were driven by continued volume growth in addition to favorable lead costs.

The Specialty operating earnings, as a percentage of sales, increased 90 basis points and decreased 130 basis points in the second quarter and six months of fiscal 2025, respectively, compared to the second quarter and six months of fiscal 2024. The increase for the quarter is a result of the accretive Bren-Tronics acquisition combined with robust Aerospace and Defense volumes, partially offset by declines in transportation OEM volume. The decrease for the six months is a result of the volume declines from the transportation OEM customers which outweighed the improvements from the Bren-Tronics acquisition.

Interest Expense

	Quarter ended September 29, 2024		Quarter ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$12.5	1.4%	$12.2	1.4%	$0.3	2.2%

	Six months ended September 29, 2024		Six months ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$23.5	1.4%	$27.4	1.5%	$(3.9)	(14.5)%

Interest expense of $12.5 million in the second quarter of fiscal 2025 (net of interest income of $0.7 million) was $0.3 million higher than the interest expense of $12.2 million in the second quarter of fiscal 2024 (net of interest income of $0.5 million).

Interest expense of $23.5 million in the six months of fiscal 2025 (net of interest income of $1.8 million) was $3.9 million lower than the interest expense of $27.4 million in the six months of fiscal 2024 (net of interest income of $1.2 million).

The increase in interest expense in the second quarter of fiscal 2025 and the decrease in the six months of fiscal 2025 is primarily due to higher borrowing levels in the quarter where the six months benefited from lower average borrowing levels. Our average debt outstanding was $1,126.9 million and $1,009.2 million in the second quarter and six months of fiscal 2025, compared to $990.3 million and $1,030.3 million in the second quarter and six months of fiscal 2024.

Included in interest expense are non-cash charges for deferred financing fees of $0.5 million and $1.0 million for the second quarter and six months of fiscal 2025 and $0.4 million and $0.8 million in the second quarter and six months of fiscal 2024.

Other (Income) Expense, Net

	Quarter ended September 29, 2024		Quarter ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$2.7	0.3%	$3.0	0.3%	$(0.3)	(9.2)%
NM = not meaningful

	Six months ended September 29, 2024		Six months ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$3.7	0.2%	$3.7	0.2%	$—	2.0%
NM = not meaningful

Other (income) expense, net in the second quarter of fiscal 2025 was expense of $2.7 million compared to expense of $3.0 million in the second quarter of fiscal 2024. Other (income) expense, net in the six months of fiscal 2025 was expense of $3.7 million compared to expense of $3.7 million in the six months of fiscal 2024. Foreign currency impact resulted in a gain of $0.8 million and a gain of $2.1 million in the second quarter and six months of fiscal 2025, respectively, compared to a foreign currency gain of $0.5 million and a gain of $2.8 million in the second quarter and six months of fiscal 2024, respectively.

Earnings Before Income Taxes

	Quarter ended September 29, 2024		Quarter ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$84.2	9.5%	$73.4	8.1%	$10.8	14.7%

	Six months ended September 29, 2024		Six months ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$163.5	9.4%	$146.9	8.1%	$16.6	11.3%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2025 increased $10.8 million, or 14.7%, compared to the second quarter of fiscal 2024 and increased $16.6 million, or 11.3% in the six months of fiscal 2025 compared to the six months of fiscal 2024.

Income Tax Expense

	Quarter ended September 29, 2024		Quarter ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$1.9	0.2%	$8.2	0.9%	$(6.3)	(76.5)%
Effective tax rate	2.3%		11.2%		(8.9)%

	Six months ended September 29, 2024		Six months ended October 1, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$11.1	0.6%	$14.9	0.8%	$(3.8)	(25.3)%
Effective tax rate	6.8%		10.2%		(3.4)%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2025 and 2024 was based on the estimated effective tax rates applicable for the full years ending March 31, 2025 and March 31, 2024, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which we operate, changes in tax laws and the amount of our consolidated earnings before taxes.

The Organization for Economic Co-operation and Development (OECD) has a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective for taxable years beginning after December 31, 2023. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. On August 26, 2024, the U.S. Tax Court issued a ruling in Varian. The ruling related to the U.S. taxation of deemed foreign dividends in the transition tax of the Tax Cuts and Jobs Act (our fiscal 2018). The impact of the enacted legislation and ruling is included below. The Company will continue to monitor and evaluate as new legislation and guidance is issued.

The consolidated effective income tax rates for the second quarter of fiscal 2025 and 2024 were 2.3% and 11.2% and for the six months of fiscal 2025 and 2024 were 6.8% and 10.2%. The rate decrease in the second quarter compared to the prior year period is primarily due to a discrete tax benefit as a result of Varian, offset by the impact of Pillar 2. The rate decrease in the six months of fiscal 2025 compared to the prior year periods are primarily due to a discrete tax benefit as a result of Varian, offset primarily by a discrete foreign exchange tax benefit related to undistributed earnings in first quarter of fiscal 2024, impact of Pillar 2, and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 53% for fiscal 2025 compared to 56% for fiscal 2024. The foreign effective tax rates for the six months of fiscal 2025 and 2024 were 15% and 13%, respectively. The foreign effective tax rate increase in the second quarter compared to the second quarter of the prior year is primarily due to the impact of Pillar 2. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2025 and fiscal 2024 and were taxed at an effective income tax rate of approximately 11% and 9%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities provided cash of $44.0 million in the six months of fiscal 2025 compared to $185.7 million of cash provided in the six months of fiscal 2024, with the decrease in operating cash resulting mainly due to activity in accounts receivable, inventory, accrued expenses and accounts payable. Inventory increased or used cash of $12.4 million, and accounts receivable increased or used cash of $9.3 million. Additionally, accounts payable decreased or used cash of $40.1 million. In the six months of fiscal 2025, net earnings were $152.4 million, depreciation and amortization $48.8 million, stock-based compensation $12.2 million, allowance for doubtful debts of $1.1 million, non-cash interest of $1.0 million and, non-cash charges relating to exit charges $0.2 million. Prepaid and other current assets were a use of funds of $26.2 million, primarily from an increase of $19.4 million in contract assets, $7.6 million in other prepaid expenses, and $1.6 million in prepaid insurance, partially offset by a decrease of $2.4 million in prepaid taxes. Accrued expenses were a use of funds of $83.9 million primarily from decrease in tax accruals of $81.8 million, interest payments net of accruals of $31.6 million, other miscellaneous accruals of $3.9 million, sales related accruals of $5.0 million, and payroll related payments of $0.5 million net of accruals, partially offset by $36.4 million in accrued interest, warranty accruals of $1.6 million, and $0.9 million in contract liabilities.

In the six months of fiscal 2024, operating activities provided cash of $185.7 million, with the increase in operating cash resulting mainly due to net earnings. Accounts receivable decreased or provided cash of $93.4 million due to lower sales in the current quarter compared to the previous quarter. Inventory decreased or provided cash of $10.5 million due to lower inventory turns as compared to the previous quarter. Accounts payable decreased or used cash of $57.2 million due to seasonal reduction. In the six months of fiscal 2024, net earnings were $132.0 million, depreciation and amortization $45.2 million, stock based compensation $13.1 million, non-cash charges relating to exit charges $4.1 million, allowance for doubtful debts $1.5 million, derivative losses of $1.2 million, non-cash interest of $0.8 million, and derivatives cash proceeds of $0.7 million. Prepaid and other current assets were a use of funds of $13.9 million, primarily from an increase of $6.3 million in contract assets and $3.9 million in prepaid insurance partially offset by a decrease of $3.7 million in other prepaid expenses, such as taxes, non-trade receivables and other advances. Accrued expenses were a use of funds of $44.8 million primarily from decrease in tax accruals of $37.4 million, deferred income and contract liabilities of $10.8 million, payroll related payments of $4.7 million net of accruals, decrease to sales related accruals of $2.9 million, and interest payments net of accruals of $1.0 million, partially offset by $2.9 million of freight charges, warranty accruals of $2.5 million, and other miscellaneous accruals of $7.2 million.

Investing activities used cash of $282.5 million in the six months of fiscal 2025, which primarily consisted of the Bren-Tronics acquisition of $205.3 million, capital expenditures of $66.5 million relating to plant improvements and $10.9 million relating to investment in equity securities.

Investing activities used cash of $42.1 million in the six months of fiscal 2024, which primarily consisted of capital expenditures of $35.9 million relating to plant improvements and $8.3 million relating to the purchase of a business partially offset by $2.0 million in proceeds from sale of disposal property, plant, and equipment.

Financing activities provided cash of $305.3 million in the six months of fiscal 2025. During the six months of fiscal 2025, we borrowed $476.6 million under the Second Amended Revolver and repaid 76.7 million of the Second Amended Revolver. Net repayments on short-term debt were $0.4 million. We purchased treasury stock totaling $75.2 million, paid cash dividends to our stockholders totaling $18.6 million, and received proceeds from stock options of $7.4 million. Payments for financing costs for debt modification were $0.4 million. We paid $8.0 million for taxes related to net share settlement of equity awards.

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
Currency translation had a positive impact of $7.8 million on our cash balance in the six months of fiscal 2025 compared to the negative impact of $9.1 million in the six months of fiscal 2024. In the six months of fiscal 2025, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $74.6 million to $407.9 million, in the six months of fiscal 2025 compared to a decrease of $18.9 million to $327.8 million, in the six months of fiscal 2024.

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

We are in compliance with all covenants and conditions under our Fourth Amended Credit Facility and Senior Notes. We believe that we will continue to comply with the financial covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 10 to the Consolidated Financial Statements included in our 2024 Annual Report and Note 13 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2024 Annual Report. As of September 29, 2024, we had no significant changes to our contractual obligations table contained in our 2024 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts, interest rate swaps, and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at September 29, 2024 are $20.2 million (pre-tax). Those contracts that result in an asset position at September 29, 2024 are $5.2 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short-term borrowings in our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At September 29, 2024 and March 31, 2024 such agreements effectively convert $200.0 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR, as a floating rate reference.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $4.4 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
September 29, 2024	$59.4	62.5	$0.95	8%
March 31, 2024	50.0	53.0	0.94	8
October 1, 2023	58.2	59.0	0.99	8
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 68% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at September 29, 2024, lead purchased by September 29, 2024 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $35.0 million in the second quarter.

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

At September 29, 2024 and October 1, 2023, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $48.8 million and $27.1 million, respectively.

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

(b) Internal Control Over Financial Reporting. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and determined that there was no change in our internal control over financial reporting during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed the Bren-Tronics acquisition on July 26, 2024 and are in the process, but have not yet concluded our assessment of the effectiveness of our internal control over financial reporting including this recent acquisition. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Bren-Tronics. For the second quarter and six months of fiscal 2025, Bren-Tronics accounted for less than 2% of sales and as of September 29, 2024 less than 5% of total assets.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
July 1 - July 31, 2024	3,134	$111.67	—	$121,214,054
August 1 - August 31, 2024	360,109	97.09	274,996	94,347,501
September 1 - September 29, 2024	378,270	97.46	376,420	57,668,306
Total	741,513	$97.34	651,416

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
During the quarter ended September 29, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) except as follows:

On August 26, 2024, David M. Shaffer, President and Chief Executive Officer and member of the board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Shaffer’s 10b5-1 Plan provides for the potential sale of up to 20,000 shares of EnerSys common stock, subject to certain conditions, the 10b5-1 Plan expires on August 22, 2025.

Item 8.01 Other Events.

On November 6, 2024, EnerSys's Board of Directors authorized a new $200 million stock repurchase program. The authorized repurchases shall be made from time to time in either the open market or through privately negotiated transactions. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws, and other factors, and may be suspended or discontinued at any time. No assurance can be given that any particular amount of common stock will be repurchased. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan, which would allow repurchases under pre-set terms at times when EnerSys might otherwise be prevented from doing so under insider trading laws or because of self-imposed blackout periods. This repurchase program may be modified, extended or terminated by the Board of Directors at any time.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

2.1
Stock Purchase Agreement, by and among EnerSys Advanced Systems Inc., the Trusts named therein and Barbara Dworkin, as Seller’s and the Trusts’ representative, dated May 2, 2024 (incorporated herein by reference to Exhibit 2.1 to EnerSys’s Current Rep on Form 8-K, filed May 2, 2024)

3.1
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

Date: November 6, 2024